Form 10-Q
period 2014-06-30
Ally Financial Inc.
filed 2014-08-01
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐                    No ☑
At July 31, 2014, the number of shares outstanding of the Registrant’s common stock was 479,776,889 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,124	$1,139	$2,231	$2,274
Interest on loans held-for-sale	1	3	1	19
Interest and dividends on available-for-sale investment securities	93	76	188	144
Interest-bearing cash	1	2	4	5
Operating leases	884	788	1,754	1,522
Total financing revenue and other interest income	2,103	2,008	4,178	3,964
Interest expense
Interest on deposits	166	162	329	326
Interest on short-term borrowings	13	16	28	32
Interest on long-term debt	549	703	1,083	1,404
Total interest expense	728	881	1,440	1,762
Depreciation expense on operating lease assets	509	499	1,051	934
Net financing revenue	866	628	1,687	1,268
Other revenue
Servicing fees	7	19	16	101
Servicing asset valuation and hedge activities, net	—	(12)	—	(213)
Total servicing income (loss), net	7	7	16	(112)
Insurance premiums and service revenue earned	249	258	490	517
Gain (loss) on mortgage and automotive loans, net	6	(1)	6	37
Loss on extinguishment of debt	(7)	—	(46)	—
Other gain on investments, net	41	64	84	115
Other income, net of losses	69	74	136	231
Total other revenue	365	402	686	788
Total net revenue	1,231	1,030	2,373	2,056
Provision for loan losses	63	89	200	220
Noninterest expense
Compensation and benefits expense	215	252	469	537
Insurance losses and loss adjustment expenses	188	146	256	261
Other operating expenses	418	403	809	961
Total noninterest expense	821	801	1,534	1,759
Income from continuing operations before income tax expense (benefit)	347	140	639	77
Income tax expense (benefit) from continuing operations	64	40	158	(83)
Net income from continuing operations	283	100	481	160
Income (loss) from discontinued operations, net of tax	40	(1,027)	69	6
Net income (loss)	323	(927)	550	166
Other comprehensive income (loss), net of tax	89	(181)	181	(498)
Comprehensive income (loss)	$412	$(1,108)	$731	$(332)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
(in dollars)	2014	2013	2014	2013
Basic earnings per common share
Net income (loss) from continuing operations	$0.45	$(0.24)	$0.73	$(0.58)
Income (loss) from discontinued operations, net of tax	0.09	(2.49)	0.14	0.01
Net income (loss)	$0.54	$(2.73)	$0.87	$(0.57)
Diluted earnings per common share
Net income (loss) from continuing operations	$0.45	$(0.24)	$0.73	$(0.58)
Income (loss) from discontinued operations, net of tax	0.09	(2.49)	0.14	0.01
Net income (loss)	$0.54	$(2.73)	$0.87	$(0.57)
Refer to Note 17 for additional earnings per share information. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents
Noninterest-bearing	$1,373	$1,315
Interest-bearing	4,404	4,216
Total cash and cash equivalents	5,777	5,531
Investment securities	16,748	17,083
Loans held-for-sale, net ($3 and $16 fair value-elected)	3	35
Finance receivables and loans, net
Finance receivables and loans, net ($1 and $1 fair value-elected)	100,778	100,328
Allowance for loan losses	(1,171)	(1,208)
Total finance receivables and loans, net	99,607	99,120
Investment in operating leases, net	18,814	17,680
Premiums receivable and other insurance assets	1,656	1,613
Other assets	6,758	9,589
Assets of operations held-for-sale	574	516
Total assets	$149,937	$151,167
Liabilities
Deposit liabilities
Noninterest-bearing	$75	$60
Interest-bearing	56,016	53,290
Total deposit liabilities	56,091	53,350
Short-term borrowings	6,369	8,545
Long-term debt	67,913	69,465
Interest payable	528	888
Unearned insurance premiums and service revenue	2,349	2,314
Accrued expenses and other liabilities	1,809	2,397
Total liabilities	135,059	136,959
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued and outstanding 479,773,353)	21,011	20,939
Preferred stock	1,255	1,255
Accumulated deficit	(7,293)	(7,710)
Accumulated other comprehensive loss	(95)	(276)
Total equity	14,878	14,208
Total liabilities and equity	$149,937	$151,167
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

($ in millions)	June 30, 2014	December 31, 2013
Assets
Finance receivables and loans, net
Finance receivables and loans, net	$33,004	$32,265
Allowance for loan losses	(211)	(174)
Total finance receivables and loans, net	32,793	32,091
Investment in operating leases, net	4,147	4,620
Other assets	1,658	3,436
Total assets	$38,598	$40,147
Liabilities
Short-term borrowings	$—	$250
Long-term debt	25,756	24,147
Accrued expenses and other liabilities	15	43
Total liabilities	$25,771	$24,440
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Mandatorily convertible preferred stock held by U.S. Department of the Treasury	Preferred stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total equity
Balance at January 1, 2013	$19,668	$5,685	$1,255	$(7,021)	$311	$19,898
Net income				166		166
Preferred stock dividends — U.S. Department of the Treasury				(267)		(267)
Preferred stock dividends				(134)		(134)
Other comprehensive loss, net of tax					(498)	(498)
Balance at June 30, 2013	$19,668	$5,685	$1,255	$(7,256)	$(187)	$19,165
Balance at January 1, 2014	$20,939	$—	$1,255	$(7,710)	$(276)	$14,208
Net income				550		550
Preferred stock dividends				(133)		(133)
Share-based compensation	72					72
Other comprehensive income, net of tax					181	181
Balance at June 30, 2014	$21,011	$—	$1,255	$(7,293)	$(95)	$14,878
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2014	2013
Operating activities
Net income	$550	$166
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,415	1,346
Changes in fair value of mortgage servicing rights	—	102
Provision for loan losses	200	270
Gain on sale of loans, net	(6)	(37)
Net gain on investment securities	(84)	(116)
Loss on extinguishment of debt	46	—
Originations and purchases of loans held-for-sale	—	(6,221)
Proceeds from sales and repayments of loans held-for-sale	59	8,577
Impairment and settlement related to Residential Capital, LLC	(150)	1,350
Loss (gain) on sale of subsidiaries, net	7	(930)
Net change in
Deferred income taxes	117	(617)
Interest payable	(359)	61
Other assets	150	1,377
Other liabilities	(428)	(1,240)
Other, net	(4)	(675)
Net cash provided by operating activities	1,513	3,413
Investing activities
Purchases of available-for-sale securities	(2,411)	(9,305)
Proceeds from sales of available-for-sale securities	2,144	3,700
Proceeds from maturities and repayment of available-for-sale securities	1,136	3,125
Net (increase) decrease in finance receivables and loans	(736)	1,591
Purchases of operating lease assets	(5,182)	(4,786)
Disposals of operating lease assets	2,993	1,318
Sale of mortgage servicing rights	—	911
Proceeds from sale of business units, net (a)	47	6,933
Net change in restricted cash	2,060	2,319
Other, net	39	(140)
Net cash provided by investing activities	90	5,666
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2014	2013
Financing activities
Net change in short-term borrowings	(2,181)	(2,832)
Net increase in deposits	2,741	2,151
Proceeds from issuance of long-term debt	14,956	8,037
Repayments of long-term debt	(16,739)	(17,765)
Dividends paid	(134)	(401)
Net cash used in financing activities	(1,357)	(10,810)
Effect of exchange-rate changes on cash and cash equivalents	—	50
Net increase (decrease) in cash and cash equivalents	246	(1,681)
Adjustment for change in cash and cash equivalents of operations held-for-sale (a) (b)	—	1,942
Cash and cash equivalents at beginning of year	5,531	7,513
Cash and cash equivalents at June 30,	$5,777	$7,774
Supplemental disclosures
Cash paid for
Interest	$1,730	$1,998
Income taxes	—	47

(a)	The amount at June 30, 2013, is net of cash and cash equivalents of $1,418 million of business units at the time of disposition.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (formerly GMAC Inc. and referred to herein as Ally, we, our, or us) is a leading, independent, diversified, financial services firm. Founded in 1919, we are a leading automotive financial services company with approximately 95 years of experience, providing a broad array of financial products and services to automotive dealers and their customers. We operate as a financial holding company and a bank holding company. Our banking subsidiary, Ally Bank, is an indirect wholly owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (internet, telephone, mobile, and mail) banking market.
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
The Condensed Consolidated Financial Statements at June 30, 2014, and for the three months and six months ended June 30, 2014, and 2013, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related notes) included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 3, 2014, with the U.S. Securities and Exchange Commission (SEC).
Initial Public Offering of Common Stock, Stock Split, and Changes in Number of Shares Authorized
In April 2014, we completed an initial public offering (IPO) of our common stock. All proceeds from the offering were obtained by the U.S. Department of the Treasury (Treasury) as the single selling stockholder. In connection with the IPO, we effected a 310-for-one stock split on shares of our common stock, $0.01 par value per share. Accordingly, all references in the Condensed Consolidated Financial Statements to share and per share amounts relating to common stock have been adjusted, on a retroactive basis, to recognize the 310-for-one stock split. In addition, on April 9, 2014, we increased the number of shares authorized for issuance of common stock to 1.1 billion and decreased the number of shares authorized for issuance of Series A Preferred Stock to approximately 41 million.
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
Recently Adopted Accounting Standards
Liabilities — Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04)
As of January 1, 2014, we adopted Accounting Standards Update (ASU) 2013-04. The guidance within the ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments were effective retrospectively for all arrangements within its scope. It further requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The adoption of this guidance did not have a material effect on our consolidated financial condition or results of operations.
Foreign Currency Matters — Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05)
As of January 1, 2014, we adopted ASU 2013-05. The guidance within the ASU closes diversity in practice in this area and requires a reporting entity that ceases to have a controlling financial interest, in a subsidiary or group of assets or a business, within a foreign entity to release any related Cumulative Translation Adjustment (CTA) into net income. The CTA should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For an equity method investment that is a foreign entity, a pro rata portion of the CTA should be released into net income upon a partial sale of such an investment. This ASU further clarifies that the sale of an investment in a foreign entity includes both events that result in the loss of a controlling financial interest in a foreign entity, irrespective of any retained investment, and events that result in step acquisition under which an acquirer obtains control of an acquiree in which it held an equity interest immediately before the acquisition date. Under these circumstances, the CTA should be released into net income upon their occurrence. The amendments are to be applied prospectively for all transactions within its scope. Since the guidance is prospective and we have previously sold or exited substantially all of our international businesses and released the related CTA upon those dispositions, the implementation will not have a material effect on our consolidated financial condition or results of operations.

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
Investments — Accounting for Investments in Qualified Affordable Housing Projects (ASU 2014-01)
As of January 1, 2014, we adopted ASU 2014-01. The amendments in this ASU allow an entity to make an accounting policy election to account for investments in qualified affordable housing projects using a proportional amortization method, if certain conditions are met. Under the election, the entity would amortize the initial cost of the investment in proportion to the tax credits and other benefits received while recognizing the net investment performance in the statement of comprehensive income as a component of income tax expense. The amendments are to be applied retrospectively to all periods presented. We have elected to utilize the proportional amortization method for qualifying affordable housing investments and therefore will be presenting the amortization and tax impacts of such investments as a component of income tax expense under the proportional amortization method. The adoption of this guidance did not have a material effect to our consolidated financial condition or results of operations.
Recently Issued Accounting Standards
Receivables — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04)
In January 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-04. The amendments in this ASU clarify the timing for which an entity should reclassify a loan that has been foreclosed or where an in substance repossession has occurred to real estate owned. The guidance requires such reclassification to occur when the entity obtains legal title upon completion of foreclosure or the borrower conveys all interest in the residential real estate property to the entity to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. In addition, the ASU clarifies that redemption rights of the borrower should be ignored for purposes of determining whether legal title has transferred. The amendments are effective for us beginning on January 1, 2015. The amendments can be applied using either a modified retrospective or prospective basis. Under the modified retrospective approach, the entity should record a cumulative-effect adjustment to residential consumer mortgage loans and residential real estate owned as of the beginning of the annual period for which the amendments are effective. Early adoption is permitted. Management is assessing the impact of the adoption of this guidance.
Presentation of Financial Statements and Property, Plant, and Equipment — Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity (ASU 2014-08)
In April 2014, the FASB issued ASU 2014-08. The amendments in this ASU modify the requirements for the reporting of discontinued operations. In order to qualify as a discontinued operation, the disposal of a component of an entity, a group of components, or a business of an entity must represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The ASU further indicates that the timing for recording a discontinued operation is when one of the following occurs: the component, group of components, or business meets the criteria to be classified as held for sale; the component, group of components, or business is disposed of by sale; or the component, group of components, or business is disposed of other than by sale (for example abandonment or spinoff). In addition, the ASU also requires additional disclosure items about an entity’s discontinued operations. The amendments are effective for us beginning on January 1, 2015. The amendments are to be applied prospectively solely to newly identified disposals that qualify as discontinued operations after the effective date. Items previously reported as discontinued operations will maintain their classification based on the prior guidance. Early adoption is permitted, but only for disposals that have not been previously reported as discontinued operations in previously issued financial statements. Because the guidance is prospective only for newly identified disposals that qualify as a discontinued operation, this guidance is not expected to have a material impact to our consolidated financial condition or results of operations.
Revenue from Contracts with Customers (ASU 2014-09)
In May 2014, the FASB issued ASU 2014-09. The purpose of this guidance is to streamline and consolidate existing revenue recognition principles in GAAP and to converge revenue recognition principles with International Financial Reporting Standards (IFRS). The core principle of the amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the main principle, guidance on accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. The amendments are effective for us beginning on January 1, 2017. The amendments can be applied either through a full retrospective application or retrospectively with a cumulative effect adjustment on the date of initial adoption. Early adoption is prohibited. Management is assessing the impact of the adoption of this guidance.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Transfers and Servicing — Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (ASU 2014-11)
In June 2014, the FASB issued ASU 2014-11. The amendments in this ASU change the accounting for repurchase to maturity transactions and repurchase financing transactions such that both will be reported as secured borrowings when the guidance becomes effective. In addition to the changes to how these transactions are reported, the ASU also includes new disclosure requirements. The amendments are effective for us beginning on January 1, 2015. The amendments are to be applied to all transactions that fall under the guidance as of the date of adoption with a cumulative effect adjustment recorded on the date of initial adoption. Early adoption is prohibited. The guidance is not expected to have a material impact to our consolidated financial condition or results of operations.
2.     Discontinued and Held-for-sale Operations
Discontinued Operations
We classify operations as discontinued when operations and cash flows will be eliminated from our ongoing operations and we do not expect to retain any significant continuing involvement in their operations after the respective disposal transactions. For all periods presented, the operating results for these discontinued operations have been removed from continuing operations and presented separately as discontinued operations, net of tax, in the Condensed Consolidated Statement of Comprehensive Income. The Notes to the Condensed Consolidated Financial Statements have been adjusted to exclude discontinued operations unless otherwise noted.
Select Mortgage Operations
During the first quarter of 2013, the operations of ResCap were classified as discontinued.
Select Insurance Operations
During the first quarter of 2013, we completed the sale of our U.K.-based operations. During the second quarter of 2013, we sold our Mexican insurance business, ABA Seguros.
Select Automotive Finance Operations
During the fourth quarter of 2012, we committed to sell our automotive finance operations in Europe and Latin America to General Motors Financial Company, Inc. (GM Financial). On the same date, we entered into an agreement with GM Financial to acquire our 40% interest in a motor vehicle finance joint venture in China. During the second quarter of 2013, we completed the sale of our operations in Europe and the majority of Latin America. The transaction included European operations in Germany, the United Kingdom, Italy, Sweden, Switzerland, Austria, Belgium, France and the Netherlands, and Latin American operations in Mexico, Chile, and Colombia. On October 1, 2013, we completed the sale of the remaining Latin American operations in Brazil. Since required regulatory and other approvals related to the sale of our interest in a motor vehicle finance joint venture in China were not received by July 1, 2014, the terms of the sale agreement have become subject to a right of termination by either party. However, we do not expect the agreement to be terminated and consider it probable that the sale of the joint venture in China will be completed in late 2014, or as soon as practicable thereafter.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Select Mortgage operations
Total net revenue	$—	$—	$—	$—
Pretax loss including direct costs to transact a sale (a) (b)	(1)	(1,584)	(3)	(1,604)
Tax benefit (c)	(1)	(549)	(1)	(533)
Select Insurance operations
Total net revenue	$—	$42	$—	$190
Pretax income including direct costs to transact a sale (a)	—	286	—	314
Tax benefit (c)	—	(16)	—	(15)
Select Automotive Finance operations
Total net revenue	$33	$83	$66	$369
Pretax income (loss) including direct costs to transact a sale (a)	25	(348)	55	694
Tax expense (benefit) (c)	5	(52)	4	(53)
Select Corporate and Other operations
Total net revenue	$—	$—	$—	$—
Pretax income	23	2	23	1
Tax expense	3	—	3	—

(a)	Includes certain treasury and other corporate activity recognized by Corporate and Other.

(b)	2013 periods include amounts related to our former Residential Capital, LLC (ResCap) subsidiary.

(c)	Includes certain income tax activity recognized by Corporate and Other.
Held-for-sale Operations
The assets of operations held-for-sale are summarized below.

June 30, 2014 ($ in millions)	Select Automotive Finance operations (a)
Assets
Other assets	$574
Total assets	$574
December 31, 2013
Assets
Other assets	$516
Total assets	$516

(a)	Represents our joint venture in China that is being sold to GM Financial.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

3.     Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Remarketing fees	$29	$19	$57	$39
Late charges and other administrative fees	20	23	43	46
Mortgage processing fees and other mortgage income	—	2	—	81
Other, net	20	30	36	65
Total other income, net of losses	$69	$74	$136	$231
4.     Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Insurance commissions	$93	$93	$183	$185
Technology and communications	93	92	178	163
Lease and loan administration	32	31	60	112
Advertising and marketing	25	28	54	63
Professional services	25	54	53	102
Vehicle remarketing and repossession	21	13	39	27
Premises and equipment depreciation	19	21	38	41
Regulatory and licensing fees	19	29	46	62
Occupancy	12	11	23	22
State and local non-income taxes	10	6	20	16
Mortgage representation and warranty obligation, net	—	(2)	1	81
Other	69	27	114	87
Total other operating expenses	$418	$403	$809	$961

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

5.     Investment Securities
Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows.

	June 30, 2014				December 31, 2013
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,294	$1	$(27)	$1,268	$1,495	$1	$(69)	$1,427
U.S. States and political subdivisions	373	13	—	386	316	—	(1)	315
Foreign government	242	6	—	248	287	4	(3)	288
Mortgage-backed residential (a)	10,805	103	(227)	10,681	11,131	49	(398)	10,782
Mortgage-backed commercial	163	—	—	163	39	—	—	39
Asset-backed	2,126	15	(1)	2,140	2,207	15	(3)	2,219
Corporate debt	980	33	(1)	1,012	1,052	23	(6)	1,069
Total debt securities	15,983	171	(256)	15,898	16,527	92	(480)	16,139
Equity securities	818	51	(19)	850	898	74	(28)	944
Total available-for-sale securities (b)	$16,801	$222	$(275)	$16,748	$17,425	$166	$(508)	$17,083

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $8,170 million and $8,266 million at June 30, 2014, and December 31, 2013, respectively.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. Amounts deposited totaled $15 million and $15 million at June 30, 2014, and December 31, 2013, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2014
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$1,268	1.3%	$4	4.3%	$584	1.2%	$680	1.4%	$—	—%
U.S. States and political subdivisions	386	3.5	39	2.2	10	1.7	124	2.7	213	4.3
Foreign government	248	2.7	—	—	135	2.6	113	2.8	—	—
Mortgage-backed residential	10,681	2.7	—	—	72	2.1	—	—	10,609	2.7
Mortgage-backed commercial	163	1.4	—	—	—	—	—	—	163	1.4
Asset-backed	2,140	2.0	62	2.4	1,452	1.9	469	2.0	157	2.5
Corporate debt	1,012	4.1	36	2.8	495	3.0	423	5.2	58	5.9
Total available-for-sale debt securities	$15,898	2.5	$141	2.5	$2,748	1.9	$1,809	2.5	$11,200	2.7
Amortized cost of available-for-sale debt securities	$15,983		$141		$2,728		$1,802		$11,312
December 31, 2013
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$1,427	1.3%	$9	3.0%	$766	1.2%	$652	1.3%	$—	—%
U.S. States and political subdivisions	315	3.3	39	1.3	10	0.6	102	2.6	164	4.3
Foreign government	288	2.7	18	2.7	105	2.4	164	2.9	1	2.7
Mortgage-backed residential	10,782	2.7	—	—	90	2.1	3	4.2	10,689	2.7
Mortgage-backed commercial	39	1.3	—	—	—	—	—	—	39	1.3
Asset-backed	2,219	2.0	76	2.4	1,483	1.9	491	1.9	169	2.7
Corporate debt	1,069	4.1	24	3.4	547	3.0	430	5.3	68	5.7
Total available-for-sale debt securities	$16,139	2.5	$166	2.3	$3,001	1.9	$1,842	2.5	$11,130	2.7
Amortized cost of available-for-sale debt securities	$16,527		$165		$3,000		$1,882		$11,480

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.

(b)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.
The balances of cash equivalents were $2.1 billion and $2.4 billion at June 30, 2014, and December 31, 2013, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Gross realized gains	$42	$67	$102	$137
Gross realized losses	(1)	(3)	(8)	(14)
Other-than-temporary impairment	—	—	(10)	(8)
Other gain on investments, net	$41	$64	$84	$115

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents interest and dividends on available-for-sale securities.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Taxable interest	$83	$69	$169	$132
Taxable dividends	7	7	12	12
Interest and dividends exempt from U.S. federal income tax	3	—	7	—
Interest and dividends on available-for-sale securities	$93	$76	$188	$144
Certain available-for-sale securities were sold at a loss in 2014 and 2013 as a result of market conditions within these respective periods (e.g., change in market interest rates or a downgrade in the rating of a debt security). The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described below that was applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of June 30, 2014, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of June 30, 2014, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at June 30, 2014. Refer to Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	June 30, 2014				December 31, 2013
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,246	$(27)	$—	$—	$1,405	$(69)	$—	$—
U.S. States and political subdivisions	3	—	—	—	212	(1)	—	—
Foreign government	32	—	11	—	114	(3)	—	—
Mortgage-backed	4,705	(197)	531	(30)	7,503	(388)	100	(10)
Asset-backed	276	(1)	—	—	407	(3)	1	—
Corporate debt	64	(1)	5	—	310	(6)	3	—
Total temporarily impaired debt securities	6,326	(226)	547	(30)	9,951	(470)	104	(10)
Temporarily impaired equity securities	180	(16)	60	(3)	167	(12)	100	(16)
Total temporarily impaired available-for-sale securities	$6,506	$(242)	$607	$(33)	$10,118	$(482)	$204	$(26)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

6.     Finance Receivables and Loans, Net
The composition of finance receivables and loans, net, reported at carrying value before allowance for loan losses was as follows.

($ in millions)	June 30, 2014	December 31, 2013
Consumer automobile (a)	$58,114	$56,417
Consumer mortgage (b)(c)	7,847	8,444
Commercial
Commercial and industrial
Automobile	30,051	30,948
Other	1,776	1,664
Commercial Real Estate — Automobile	2,990	2,855
Total commercial	34,817	35,467
Total finance receivables and loans (d)	$100,778	$100,328

(a)
Includes $30 million and $1 million of fair value adjustment for loans in hedge accounting relationships at June 30, 2014, and December 31, 2013, respectively. Refer to Note 19 for additional information.

(b)
Includes interest-only mortgage loans of $1.4 billion and $1.5 billion at June 30, 2014, and December 31, 2013, respectively, the majority of which are expected to start principal amortization in 2015 or beyond.

(c)	Includes consumer mortgages at a fair value of $1 million at both June 30, 2014, and December 31, 2013, as a result of fair value option election.

(d)	Totals are net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $410 million and $595 million at June 30, 2014, and December 31, 2013, respectively.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended June 30, 2014 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at April 1, 2014	$715	$333	$144	$1,192
Charge-offs	(143)	(10)	(4)	(157)
Recoveries	60	2	10	72
Net charge-offs	(83)	(8)	6	(85)
Provision for loan losses	97	(25)	(9)	63
Other	—	2	(1)	1
Allowance at June 30, 2014	$729	$302	$140	$1,171

Three months ended June 30, 2013 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at April 1, 2013	$599	$451	$147	$1,197
Charge-offs	(133)	(31)	(2)	(166)
Recoveries	53	5	5	63
Net charge-offs	(80)	(26)	3	(103)
Provision for loan losses	92	6	(9)	89
Other	(1)	—	1	—
Allowance at June 30, 2013	$610	$431	$142	$1,183

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2014 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2014	$673	$389	$146	$1,208
Charge-offs	(323)	(25)	(5)	(353)
Recoveries	119	5	11	135
Net charge-offs	(204)	(20)	6	(218)
Provision for loan losses	260	(48)	(12)	200
Other	—	(19)	—	(19)
Allowance at June 30, 2014	$729	$302	$140	$1,171
Allowance for loan losses
Individually evaluated for impairment	$26	$192	$15	$233
Collectively evaluated for impairment	703	110	125	938
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at historical cost
Ending balance	58,114	7,846	34,817	100,777
Individually evaluated for impairment	287	925	98	1,310
Collectively evaluated for impairment	57,824	6,921	34,719	99,464
Loans acquired with deteriorated credit quality	3	—	—	3

Six months ended June 30, 2013 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2013	$575	$452	$143	$1,170
Charge-offs	(275)	(55)	(3)	(333)
Recoveries	102	8	6	116
Net charge-offs	(173)	(47)	3	(217)
Provision for loan losses	199	26	(5)	220
Other	9	—	1	10
Allowance at June 30, 2013	$610	$431	$142	$1,183
Allowance for loan losses
Individually evaluated for impairment	$22	$214	$26	$262
Collectively evaluated for impairment	588	217	116	921
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at historical cost
Ending balance	56,028	9,270	31,695	96,993
Individually evaluated for impairment	268	936	305	1,509
Collectively evaluated for impairment	55,744	8,334	31,390	95,468
Loans acquired with deteriorated credit quality	16	—	—	16
The following table presents information about significant sales of finance receivables and loans recorded at historical cost and transfers of finance receivables and loans from held-for-investment to held-for-sale.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Consumer mortgage	$—	$—	$40	$—
Commercial	—	27	—	45
Total sales and transfers	$—	$27	$40	$45

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents an analysis of our past due finance receivables and loans, net, recorded at historical cost reported at carrying value before allowance for loan losses.

($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
June 30, 2014
Consumer automobile	$1,036	$215	$130	$1,381	$56,733	$58,114
Consumer mortgage	75	28	112	215	7,631	7,846
Commercial
Commercial and industrial
Automobile	—	—	12	12	30,039	30,051
Other	—	—	—	—	1,776	1,776
Commercial real estate — Automobile	—	—	1	1	2,989	2,990
Total commercial	—	—	13	13	34,804	34,817
Total consumer and commercial	$1,111	$243	$255	$1,609	$99,168	$100,777
December 31, 2013
Consumer automobile	$1,145	$255	$157	$1,557	$54,860	$56,417
Consumer mortgage	82	31	124	237	8,206	8,443
Commercial
Commercial and industrial
Automobile	—	—	36	36	30,912	30,948
Other	—	—	—	—	1,664	1,664
Commercial real estate — Automobile	—	—	6	6	2,849	2,855
Total commercial	—	—	42	42	35,425	35,467
Total consumer and commercial	$1,227	$286	$323	$1,836	$98,491	$100,327
The following table presents the carrying value before allowance for loan losses of our finance receivables and loans recorded at historical cost on nonaccrual status.

($ in millions)	June 30, 2014	December 31, 2013
Consumer automobile	$327	$329
Consumer mortgage	186	192
Commercial
Commercial and industrial
Automobile	43	116
Other	51	74
Commercial real estate — Automobile	4	14
Total commercial	98	204
Total consumer and commercial finance receivables and loans	$611	$725
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

	June 30, 2014			December 31, 2013
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automobile	$57,787	$327	$58,114	$56,088	$329	$56,417
Consumer mortgage	7,660	186	7,846	8,251	192	8,443
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	June 30, 2014			December 31, 2013
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automobile	$28,457	$1,594	$30,051	$29,194	$1,754	$30,948
Other	1,487	289	1,776	1,388	276	1,664
Commercial real estate — Automobile	2,901	89	2,990	2,770	85	2,855
Total commercial	$32,845	$1,972	$34,817	$33,352	$2,115	$35,467

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about our impaired finance receivables and loans recorded at historical cost.

($ in millions)	Unpaid principal balance	Carrying value before allowance	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
June 30, 2014
Consumer automobile	$287	$287	$—	$287	$26
Consumer mortgage	931	925	129	796	192
Commercial
Commercial and industrial
Automobile	43	43	20	23	2
Other	51	51	—	51	13
Commercial real estate — Automobile	4	4	3	1	—
Total commercial	98	98	23	75	15
Total consumer and commercial finance receivables and loans	$1,316	$1,310	$152	$1,158	$233
December 31, 2013
Consumer automobile	$281	$281	$—	$281	$23
Consumer mortgage	924	919	128	791	199
Commercial
Commercial and industrial
Automobile	116	116	57	59	7
Other	74	74	—	74	16
Commercial real estate — Automobile	14	14	9	5	3
Total commercial	204	204	66	138	26
Total consumer and commercial finance receivables and loans	$1,409	$1,404	$194	$1,210	$248
The following tables present average balance and interest income for our impaired finance receivables and loans.

	2014		2013
Three months ended June 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automobile	$298	$5	$275	$5
Consumer mortgage	930	7	928	7
Commercial
Commercial and industrial
Automobile	68	—	177	1
Other	62	4	68	1
Commercial real estate — Automobile	6	—	35	1
Total commercial	136	4	280	3
Total consumer and commercial finance receivables and loans	$1,364	$16	$1,483	$15

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	2014		2013
Six months ended June 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automobile	$297	$9	$273	$9
Consumer mortgage	928	15	899	15
Commercial
Commercial and industrial
Automobile	84	1	167	3
Other	67	4	63	1
Commercial real estate — Automobile	9	—	35	1
Total commercial	160	5	265	5
Total consumer and commercial finance receivables and loans	$1,385	$29	$1,437	$29
Troubled Debt Restructurings
Troubled Debt Restructurings (TDRs) are loan modifications where concessions were granted to borrowers experiencing financial difficulties. Numerous initiatives are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Additionally for automobile loans, we may offer several types of assistance to aid our customers, including extension of the loan maturity date and rewriting the loan terms. Total TDRs recorded at historical cost and reported at carrying value before allowance for loan losses were $1.3 billion at both June 30, 2014, and December 31, 2013. Refer to Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present information related to finance receivables and loans recorded at historical cost modified in connection with a TDR during the period.

	2014			2013
Three months ended June 30, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automobile	3,961	$67	$59	4,414	$68	$57
Consumer mortgage	95	15	15	187	44	37
Commercial
Commercial and industrial
Automobile	—	—	—	2	7	7
Other	—	—	—	2	20	20
Commercial real estate — Automobile	—	—	—	1	2	2
Total commercial	—	—	—	5	29	29
Total consumer and commercial finance receivables and loans	4,056	$82	$74	4,606	$141	$123

	2014			2013
Six months ended June 30, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automobile	9,320	$151	$130	9,699	$147	$125
Consumer mortgage	313	64	60	732	213	171
Commercial
Commercial and industrial
Automobile	3	23	23	6	32	32
Other	3	48	48	3	53	51
Commercial real estate - Automobile	—	—	—	4	13	13
Total commercial	6	71	71	13	98	96
Total consumer and commercial finance receivables and loans	9,639	$286	$261	10,444	$458	$392
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

	2014			2013
Three months ended June 30, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automobile	1,616	$20	$11	1,414	$18	$9
Consumer mortgage	3	—	—	2	—	—
Commercial
Commercial and industrial — Automobile	—	—	—	—	—	—
Commercial real estate — Automobile	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—
Total consumer and commercial finance receivables and loans	1,619	$20	$11	1,416	$18	$9

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	2014			2013
Six months ended June 30, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automobile	3,230	$40	$21	2,747	$34	$17
Consumer mortgage	5	1	—	12	2	—
Commercial
Commercial and industrial — Automobile	—	—	—	—	—	—
Commercial real estate — Automobile	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—
Total consumer and commercial finance receivables and loans	3,235	$41	$21	2,759	$36	$17
At June 30, 2014, and December 31, 2013, commercial commitments to lend additional funds to borrowers owing receivables whose terms had been modified in a TDR were $4 million and $26 million, respectively.
7.     Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	June 30, 2014	December 31, 2013
Vehicles and other equipment	$22,317	$21,125
Accumulated depreciation	(3,503)	(3,445)
Investment in operating leases, net	$18,814	$17,680
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Depreciation expense on operating lease assets (excluding remarketing gains)	$677	$590	$1,328	$1,089
Remarketing gains	(168)	(91)	(277)	(155)
Depreciation expense on operating lease assets	$509	$499	$1,051	$934
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
Due to the deconsolidation of ResCap, our mortgage securitization activity and involvement with certain mortgage-related VIEs has substantially decreased. We no longer securitize consumer mortgage loans through transactions involving the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (Ginnie Mae) (collectively, the Government-sponsored Enterprises, or GSEs), or through private-label mortgage securitizations. Accordingly, the discussion below represents our current involvement with variable interest entities as of June 30, 2014, except where otherwise stated or where comparative information is presented.
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
Other than our customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Representation and warranty provisions generally require us to repurchase loans or indemnify the investor or other party for incurred losses to the extent it is determined that the loans were ineligible or were otherwise defective at the time of sale. Refer to Note 26 for detail on representation and warranty provisions. We did not provide any noncontractual financial support to any of these entities during the six months ended June 30, 2014 or 2013.
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
Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

($ in millions)	Consolidated involvement with VIEs (a)		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
June 30, 2014
On-balance sheet variable interest entities
Consumer automobile	$20,590
Commercial automobile	18,008
Commercial other	—
Off-balance sheet variable interest entities
Consumer automobile	—		$659		$659	(b)
Commercial other	111	(c)	—	(d)	290
Total	$38,709		$659		$949
December 31, 2013
On-balance sheet variable interest entities
Consumer automobile	$19,072
Commercial automobile	20,511
Commercial other	564
Off-balance sheet variable interest entities
Consumer automobile	—		$899		$899	(b)
Commercial other	(24)	(c)	—	(d)	40
Total	$40,123		$899		$939

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

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

(c)
Includes $134 million and $0 million classified as other assets, offset by $23 million and $24 million classified as accrued expenses and other liabilities at June 30, 2014, and December 31, 2013, respectively.

(d)	Includes VIEs for which we have no management oversight and therefore we are not able to provide the total assets of the VIE.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Cash Flows with Off-balance Sheet Variable Interest Entities
The following table summarizes cash flows received and paid related to securitization entities, asset-backed financings, or other similar transfers of financial assets where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the six months ended June 30, 2014 and 2013. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Six months ended June 30, ($ in millions)	Consumer automobile	Consumer mortgage GSEs
2014
Servicing fees	$4	$—
Representations and warranties obligations	—	(9)
2013
Cash proceeds from transfers completed during the period	$—	$8,674
Servicing fees	7	66
Representations and warranties obligations	—	(62)
Other cash flows	—	71
Delinquencies and Net Credit Losses
The following tables represent on-balance sheet loans held-for-sale and finance receivables and loans, off-balance sheet securitizations, and whole-loan sales where we have continuing involvement. The tables present quantitative information about delinquencies and net credit losses. Refer to Note 9 for further detail on total serviced assets.

	Total Amount		Amount 60 days or more past due (a)
($ in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
On-balance sheet loans
Consumer automobile	$58,114	$56,417	$345	$412
Consumer mortgage	7,850	8,460	142	164
Commercial automobile	33,041	33,803	13	42
Commercial other	1,776	1,683	—	—
Total on-balance sheet loans	100,781	100,363	500	618
Off-balance sheet securitization entities
Consumer automobile	659	899	3	3
Total off-balance sheet securitization entities	659	899	3	3
Whole-loan transactions (b)	1,648	2,848	44	69
Total	$103,088	$104,110	$547	$690

(a)	Includes both accruing and non-accruing loans 60 days or more past due.

(b)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automobile pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Net credit losses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
On-balance sheet loans
Consumer automobile	$83	$80	$204	$173
Consumer mortgage	8	26	20	47
Commercial automobile	1	(1)	1	—
Commercial other	(7)	(2)	(7)	(3)
Total on-balance sheet loans	85	103	218	217
Off-balance sheet securitization entities
Consumer automobile	—	1	1	2
Total off-balance sheet securitization entities	—	1	1	2
Whole-loan transactions	1	5	4	5
Total	$86	$109	$223	$224
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

Three months ended June 30, ($ in millions)	2014	2013
Estimated fair value at April 1,	$—	$917
Additions	—	6
Sales (a)	—	(911)
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	—	(4)
Other changes in fair value	—	(8)
Estimated fair value at June 30,	$—	$—

(a)	Includes the sales of agency MSRs to Ocwen Financial Corp. (Ocwen) and Quicken Loans, Inc. (Quicken) on April 1, 2013 and April 16, 2013.

Six months ended June 30, ($ in millions)	2014	2013
Estimated fair value at January 1,	$—	$952
Additions	—	60
Sales (a)	—	(911)
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	—	(32)
Other changes in fair value	—	(69)
Estimated fair value at June 30,	$—	$—

(a)	Includes the sales of agency MSRs to Ocwen and Quicken on April 1, 2013 and April 16, 2013.
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
The components of servicing valuation and hedge activities, net, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Change in estimated fair value of mortgage servicing rights	$—	$(12)	$—	$(101)
Change in fair value of derivative financial instruments	—	—	—	(112)
Servicing asset valuation and hedge activities, net	$—	$(12)	$—	$(213)
Mortgage Servicing Fees
The components of mortgage servicing fees were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Contractual servicing fees, net of guarantee fees and including subservicing	$—	$3	$—	$61
Late fees	—	—	—	1
Ancillary fees	—	—	—	4
Total mortgage servicing fees	$—	$3	$—	$66
Automobile Finance Servicing Activities
We service consumer automobile contracts. Historically, we have sold a portion of our consumer automobile contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automobile servicing fees of $7 million and $16 million during the three months and six months ended June 30, 2014, respectively, compared to $16 million and $35 million for the three months and six months ended June 30, 2013, respectively.
Automobile Finance Serviced Assets
The total serviced automobile finance loans outstanding were as follows.

($ in millions)	June 30, 2014	December 31, 2013
On-balance sheet automobile finance loans and leases
Consumer automobile	$58,114	$56,417
Commercial automobile	33,041	33,803
Operating leases	18,814	17,680
Other	50	54
Off-balance sheet automobile finance loans
Loans sold to third-party investors
Securitizations	650	887
Whole-loan	1,586	2,748
Total serviced automobile finance loans and leases	$112,255	$111,589

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

10.     Other Assets
The components of other assets were as follows.

($ in millions)	June 30, 2014	December 31, 2013
Property and equipment at cost	$740	$709
Accumulated depreciation	(511)	(474)
Net property and equipment	229	235
Deferred tax assets	1,825	2,040
Restricted cash collections for securitization trusts (a)	1,783	3,664
Other accounts receivable	349	290
Nonmarketable equity securities	307	337
Cash reserve deposits held-for-securitization trusts (b)	297	402
Unamortized debt issuance cost	255	312
Fair value of derivative contracts in receivable position (c)	235	362
Collateral placed with counterparties	194	328
Restricted cash and cash equivalents	132	205
Other assets	1,152	1,414
Total other assets	$6,758	$9,589

(a)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 19.
11.     Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	June 30, 2014	December 31, 2013
Noninterest-bearing deposits	$75	$60
Interest-bearing deposits
Savings and money market checking accounts	24,323	21,210
Certificates of deposit	31,295	31,640
Dealer deposits	398	440
Total deposit liabilities	$56,091	$53,350
At June 30, 2014, and December 31, 2013, certificates of deposit included $13.2 billion and $13.1 billion, respectively, of certificates of deposit in denominations of $100 thousand or more.
12.    Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	June 30, 2014			December 31, 2013
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,340	$—	$3,340	$3,225	$—	$3,225
Federal Home Loan Bank	—	2,750	2,750	—	3,570	3,570
Securities sold under agreements to repurchase (b)	—	279	279	—	1,500	1,500
Other (c)	—	—	—	—	250	250
Total short-term borrowings	$3,340	$3,029	$6,369	$3,225	$5,320	$8,545

(a)	Refer to Note 13 for further details on assets restricted as collateral for payment of the related debt.

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

(c)	Other relates to secured borrowings at Corporate Finance at December 31, 2013.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

13.    Long-term Debt
The following table presents the composition of our long-term debt portfolio.

	June 30, 2014			December 31, 2013
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$6,634	$12,577	$19,211	$5,321	$11,851	$17,172
Due after one year (a)	16,047	32,155	48,202	21,425	30,423	51,848
Fair value adjustment (b)	500	—	500	445	—	445
Total long-term debt	$23,181	$44,732	$67,913	$27,191	$42,274	$69,465

(a)	Includes $2.6 billion and $2.6 billion of trust preferred securities at June 30, 2014 and December 31, 2013, respectively.

(b)	Represents the fair value adjustment associated with the application of hedge accounting on certain of our long-term unsecured debt positions. Refer to Note 19 for additional information.
The following table presents the scheduled remaining maturity of long-term debt, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2014	2015	2016	2017	2018	2019 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$1,760	$5,026	$1,934	$4,059	$1,278	$10,115	$500	$24,672
Original issue discount	(90)	(57)	(66)	(78)	(92)	(1,108)	—	(1,491)
Total unsecured	1,670	4,969	1,868	3,981	1,186	9,007	500	23,181
Secured
Long-term debt	5,328	13,891	11,116	8,218	3,395	2,784	—	44,732
Total long-term debt	$6,998	$18,860	$12,984	$12,199	$4,581	$11,791	$500	$67,913
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	June 30, 2014		December 31, 2013
($ in millions)	Total	Ally Bank (a)	Total	Ally Bank (a)
Investment securities	$289	$289	$2,864	$2,864
Mortgage finance receivables and loans	7,958	7,958	8,524	8,524
Consumer automobile finance receivables	35,443	13,176	32,947	12,332
Commercial automobile finance receivables	20,741	20,097	21,249	21,249
Investment in operating leases, net	4,931	3,614	5,810	3,190
Other assets	—	—	563	—
Total assets restricted as collateral (b)	$69,362	$45,134	$71,957	$48,159
Secured debt (c)	$47,761	$26,038	$47,594	$27,818

(a)	Ally Bank is a component of the total column.

(b)
Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $10.9 billion and $12.7 billion at June 30, 2014, and December 31, 2013, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans, net. Ally Bank has access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the Federal Reserve Bank totaling $3.0 billion and $3.2 billion at June 30, 2014, and December 31, 2013, respectively. These assets were composed of consumer automobile finance receivables and loans, net and investment in operating leases, net. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(c)	Includes $3.0 billion and $5.3 billion of short-term borrowings at June 30, 2014, and December 31, 2013, respectively.
Funding Facilities
We utilize both committed and other credit facilities. The amounts outstanding under our various funding facilities are included on our Condensed Consolidated Balance Sheet.
As of June 30, 2014, Ally Bank had exclusive access to $3.5 billion of funding capacity from committed credit facilities. Funding programs supported by the Federal Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private committed facilities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At June 30, 2014, $20.9 billion of our $23.1 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of June 30, 2014, we had $11 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.
Committed Funding Facilities

	Outstanding		Unused Capacity (a)		Total Capacity
($ in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Bank funding
Secured	$2,500	$2,750	$1,000	$250	$3,500	$3,000
Parent funding
Secured (b)	16,009	15,159	3,617	6,497	19,626	21,656
Total committed facilities	$18,509	$17,909	$4,617	$6,747	$23,126	$24,656

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Includes the secured facility of Corporate Finance at December 31, 2013.
14.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	June 30, 2014	December 31, 2013
Accounts payable	$435	$414
Reserves for insurance losses and loss adjustment expenses	283	275
Employee compensation and benefits	235	437
Fair value of derivative contracts in payable position (a)	205	317
Deferred revenue	139	122
Collateral received from counterparties	48	159
Other liabilities (b)	464	673
Total accrued expenses and other liabilities	$1,809	$2,397

(a)	For additional information on derivative instruments and hedging activities, refer to Note 19.

(b)	Included $150 million accrual for insurance proceeds to be contributed to the ResCap estate at December 31, 2013. The outstanding accrual was paid in April 2014.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

15.    Preferred Stock
Refer to Note 1 for additional information related to our initial public offering of common stock, stock split, and change in number of shares authorized. The following table summarizes information about our Series A and Series G preferred stock.

	June 30, 2014	December 31, 2013
Preferred stock
Series A preferred stock (a)
Carrying value ($ in millions)	$1,021	$1,021
Par value (per share)	0.01	0.01
Liquidation preference (per share)	25	25
Number of shares authorized (b)	40,870,560	160,870,560
Number of shares issued and outstanding	40,870,560	40,870,560
Dividend/coupon
Prior to May 15, 2016	8.5%	8.5%
On and after May 15, 2016	Three month LIBOR + 6.243%	Three month LIBOR + 6.243%
Series G preferred stock (c)
Carrying value ($ in millions)	$234	$234
Par value (per share)	0.01	0.01
Liquidation preference (per share)	1,000	1,000
Number of shares authorized	2,576,601	2,576,601
Number of shares issued and outstanding	2,576,601	2,576,601
Dividend/coupon	7%	7%

(a)	Nonredeemable prior to May 15, 2016.

(b)	Refer to Note 1 for additional information related to a change in number of shares authorized, which occurred on April 9, 2014.

(c)	Redeemable beginning at December 31, 2011.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

16.    Accumulated Other Comprehensive Income (Loss)
The following table presents changes, net of tax, in each component of accumulated other comprehensive income (loss).

($ in millions)	Unrealized gains (losses) on investment securities	Translation adjustments and net investment hedges	Cash flow hedges	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$76	$368	$2	$(135)	$311
2013 net change	(335)	(211)	6	42	(498)
Balance at June 30, 2013	$(259)	$157	$8	$(93)	$(187)
Balance at December 31, 2013	$(269)	$65	$5	$(77)	$(276)
2014 net change	202	(25)	—	4	181
Balance at June 30, 2014	$(67)	$40	$5	$(73)	$(95)
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive income (loss).

Three months ended June 30, 2014 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized gains arising during the period	$185		$(43)		$142
Less: Net realized gains reclassified to income from continuing operations	41	(a)	(1)	(b)	40
Net change	144		(42)		102
Translation adjustments
Net unrealized gains arising during the period	12		(3)		9
Less: Net realized gains reclassified to income from discontinued operations, net of tax	23		(3)		20
Net change	(11)		—		(11)
Net investment hedges
Net unrealized losses arising during the period	(9)		3		(6)
Defined benefit pension plans
Less: Net losses reclassified to income from continuing operations	(7)	(c)	3	(b)	(4)
Other comprehensive income	$131		$(42)		$89

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes losses reclassified to compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended June 30, 2013 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized losses arising during the period	$(404)		$122		$(282)
Less: Net realized gains reclassified to income from continuing operations	64	(a)	—	(b)	64
Less: Net realized gains reclassified to income from discontinued operations, net of tax	2		(1)		1
Net change	(470)		123		(347)
Translation adjustments
Net unrealized losses arising during the period	(54)		21		(33)
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(87)		(1)		(88)
Net change	33		22		55
Net investment hedges
Net unrealized gains arising during the period	46		(17)		29
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(112)		57		(55)
Net change	158		(74)		84
Cash flow hedges
Net unrealized gains arising during the period	3		(1)		2
Defined benefit pension plans
Net unrealized gains, prior service costs, and transition obligation arising during the period	2		—		2
Less: Net losses reclassified to income from discontinued operations, net of tax	(32)		9		(23)
Net change	34		(9)		25
Other comprehensive loss	$(242)		$61		$(181)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Six months ended June 30, 2014 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized gains arising during the period	$373		$(94)		$279
Less: Net realized gains reclassified to income from continuing operations	84	(a)	(7)	(b)	77
Net change	289		(87)		202
Translation adjustments
Net unrealized losses arising during the period	(10)		4		(6)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	23		(3)		20
Net change	(33)		7		(26)
Net investment hedges
Net unrealized gains arising during the period	2		(1)		1
Defined benefit pension plans
Less: Net losses reclassified to income from continuing operations	(7)	(c)	3		(4)
Other comprehensive income	$265		$(84)		$181

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes losses reclassified to compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2013 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized losses arising during the period	$(335)		$121		$(214)
Less: Net realized gains reclassified to income from continuing operations	115	(a)	(2)	(b)	113
Less: Net realized gains reclassified to income from discontinued operations, net of tax	10		(2)		8
Net change	(460)		125		(335)
Translation adjustments
Net unrealized losses arising during the period	(103)		23		(80)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	345		2		347
Net change	(448)		21		(427)
Net investment hedges
Net unrealized gains arising during the period	66		(25)		41
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(261)		86		(175)
Net change	327		(111)		216
Cash flow hedges
Net unrealized gains arising during the period	3		(1)		2
Less: Net realized losses reclassified to income from continuing operations	(7)	(c)	3	(b)	(4)
Net change	10		(4)		6
Defined benefit pension plans
Net unrealized gains, prior service costs, and transition obligation arising during the period	2		—		2
Less: Net losses reclassified to income from continuing operations	(2)	(d)	—	(b)	(2)
Less: Net losses reclassified to income from discontinued operations, net of tax	(49)		11		(38)
Net change	53		(11)		42
Other comprehensive loss	$(518)		$20		$(498)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes losses reclassified to interest on long-term debt in our Condensed Consolidated Statement of Comprehensive Income.

(d)	Includes losses reclassified to compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

17.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except share data)	2014	2013	2014	2013
Net income from continuing operations	$283	$100	$481	$160
Preferred stock dividends — U.S. Department of the Treasury	—	(133)	—	(267)
Preferred stock dividends	(65)	(67)	(133)	(134)
Net income (loss) from continuing operations attributable to common shareholders	218	(100)	348	(241)
Income (loss) from discontinued operations, net of tax	40	(1,027)	69	6
Net income (loss) attributable to common shareholders	$258	$(1,127)	$417	$(235)
Basic weighted-average common shares outstanding (a)	481,350,249	412,600,700	480,563,267	412,600,700
Diluted weighted-average common shares outstanding (a) (b)	482,342,629	412,600,700	481,055,084	412,600,700
Basic earnings per common share
Net income (loss) from continuing operations	$0.45	$(0.24)	$0.73	$(0.58)
Income (loss) from discontinued operations, net of tax	0.09	(2.49)	0.14	0.01
Net income (loss)	$0.54	$(2.73)	$0.87	$(0.57)
Diluted earnings per common share
Net income (loss) from continuing operations	$0.45	$(0.24)	$0.73	$(0.58)
Income (loss) from discontinued operations, net of tax	0.09	(2.49)	0.14	0.01
Net income (loss)	$0.54	$(2.73)	$0.87	$(0.57)

(a)	Includes 1.6 million shares related to share-based compensation that have vested but have not been issued as of June 30, 2014.

(b)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares for the three months and six months ended June 30, 2013 and the net loss from continuing operations attributable to common shareholders for the three months and six months ended June 30, 2013, net income (loss) from continuing operations attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The effects of converting the outstanding Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares are not included in the diluted earnings per share calculation for the three months and six months ended June 30, 2013 as the effects would be antidilutive for that period. As such, 178 million of the potential common shares were excluded from the diluted earnings per share calculation for the three months and six months ended June 30, 2013.
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
During 2010, Ally, IB Finance Holding Company, LLC, Ally Bank, and the Federal Deposit Insurance Corporation (FDIC) entered into a Capital and Liquidity Maintenance Agreement (CLMA). The effective date of the CLMA was August 24, 2010. The CLMA requires capital at Ally Bank to be maintained at a level such that Ally Bank's leverage ratio is at least 15%. For this purpose, the leverage ratio is determined in accordance with the FDIC's regulations related to capital maintenance.
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
The following table summarizes our capital ratios.

	June 30, 2014		December 31, 2013		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,930	12.33%	$15,165	11.79%	4.00%		6.00%
Ally Bank	15,739	16.98	15,159	16.73	4.00		6.00
Total (to risk-weighted assets)
Ally Financial Inc.	$17,056	13.20%	$16,405	12.76%	8.00%		10.00%
Ally Bank	16,362	17.65	15,809	17.45	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (a)
Ally Financial Inc.	$15,930	10.72%	$15,165	10.23%	3.00–4.00%		(b)
Ally Bank	15,739	15.75	15,159	15.77	15.00	(c)	5.00%
Tier 1 common (to risk-weighted assets)
Ally Financial Inc.	$12,130	9.39%	$11,366	8.84%	n/a		n/a
Ally Bank	15,739	16.98	15,159	16.73	n/a		n/a
n/a = not applicable

(a)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(b)	There is no Tier 1 leverage component in the definition of "well-capitalized" for a bank holding company.

(c)	Ally Bank, in accordance with the CLMA, is required to maintain a Tier 1 leverage ratio of at least 15%.
At June 30, 2014, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
Capital Planning and Stress Tests
As a bank holding company with $50 billion or more of consolidated assets, Ally is required to conduct periodic stress tests and submit a proposed capital plan to the Board of Governors of the Federal Reserve System (FRB) every January, which the FRB must take action on by the following March. The proposed capital plan must include a description of all planned capital actions over a nine-quarter planning horizon. The proposed capital plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5%, and serve as a source of strength to Ally Bank. The FRB must approve Ally's proposed capital plan before Ally may take any proposed capital action.
In November 2013, the FRB issued instructions for the 2014 Comprehensive Capital Analysis and Review (CCAR) and the 2014 supervisory stress test scenarios. On January 6, 2014, Ally and Ally Bank submitted the 2014 capital plan and stress tests as required by the rules and the 2014 CCAR instructions, and in March 2014, the FRB indicated that it did not object to our 2014 capital plan. In addition, on

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

July 7, 2014, in accordance with the requirements of the Dodd-Frank Act, Ally submitted to the FRB its results of a mid-year stress test conducted under multiple macroeconomic scenarios. Ally will disclose the results of the most severe scenario in September in accordance with regulatory requirements.
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
We also execute economic hedges, which consist of interest rate swaps and interest rate caps held to mitigate interest rate risk associated with our debt portfolio. Other economic hedges include interest rate swaps, futures, forwards, options, and swaptions to hedge our net fixed versus variable interest rate exposure.
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
We also enter into foreign currency forwards to economically hedge our foreign-denominated debt, our centralized lending program, and foreign-denominated third party loans. The hedge of foreign-denominated debt was entered into concurrent with the debt issuance with the terms of the derivative matching the terms of the underlying debt. The centralized lending program manages liquidity for our subsidiary businesses, but as of June 30, 2014, this activity is immaterial. Foreign-currency-denominated loan agreements are executed with our foreign subsidiaries in their local currencies. We evaluate our foreign-currency exposure resulting from intercompany lending and manage our currency risk exposure by entering into foreign-currency derivatives with external counterparties. Our remaining foreign-currency derivatives, such as hedges of foreign-denominated third party loans, are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.

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
We placed cash and securities collateral totaling $194 million and $328 million at June 30, 2014 and December 31, 2013, respectively, in accounts maintained by counterparties, $18 million of which relates to non-derivative collateral at June 30, 2014 and December 31, 2013. We received cash collateral from counterparties totaling $48 million and $159 million at June 30, 2014 and December 31, 2013, respectively. The receivables for collateral placed and the payables for collateral received are included on our Condensed Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met. At June 30, 2014 and December 31, 2013, we received noncash collateral of $12 million and $18 million, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Balance Sheet Presentation
The following table summarizes the fair value amounts of derivative instruments reported on our Condensed Consolidated Balance Sheet. The fair value amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories. At June 30, 2014 and December 31, 2013, $235 million and $362 million, respectively, of the derivative contracts in a receivable position were classified as other assets on the Condensed Consolidated Balance Sheet. At June 30, 2014 and December 31, 2013, $205 million and $317 million of derivative contracts in a liability position were classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

	June 30, 2014			December 31, 2013
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives qualifying for hedge accounting
Interest rate contracts
Swaps (c)	$109	$48	$19,600	$204	$169	$21,606
Foreign exchange contracts
Forwards	7	12	1,305	3	—	326
Total derivatives qualifying for hedge accounting	116	60	20,905	207	169	21,932
Economic hedges
Interest rate contracts
Swaps	37	50	13,497	36	44	13,613
Futures and forwards	8	1	16,022	11	3	29,836
Written options	—	70	27,657	—	94	11,132
Purchased options	72	—	29,220	95	—	22,962
Total interest rate risk	117	121	86,396	142	141	77,543
Foreign exchange contracts
Swaps	—	18	1,369	12	1	1,379
Futures and forwards	1	1	316	1	1	330
Written options	—	—	—	—	—	17
Purchased options	—	—	—	—	—	17
Total foreign exchange risk	1	19	1,685	13	2	1,743
Equity contracts
Written options	—	5	4	—	5	3
Purchased options	1	—	—	—	—	—
Total equity risk	1	5	4	—	5	3
Total economic hedges	119	145	88,085	155	148	79,289
Total derivatives	$235	$205	$108,990	$362	$317	$101,221

(a)	Includes accrued interest of $58 million and $120 million at June 30, 2014 and December 31, 2013, respectively.

(b)	Includes accrued interest of $12 million and $12 million at June 30, 2014 and December 31, 2013, respectively.

(c)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate debt obligations with $105 million and $196 million in a receivable position, $41 million and $163 million in a payable position, and of a $6.3 billion and $8.5 billion notional amount at June 30, 2014 and December 31, 2013, respectively. Other fair value hedges include pay-fixed swaps on portfolios of held-for-investment automotive loan assets with $4 million and $9 million in a receivable position, $7 million and $5 million in a payable position, and of a $13.3 billion and $12.6 billion notional amount at June 30, 2014 and December 31, 2013, respectively. Also includes cash flow hedges consisting of pay-fixed swaps on floating rate debt obligations with $1 million in a payable position, and of a $495 million notional amount at December 31, 2013.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Derivatives qualifying for hedge accounting
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Interest and fees on finance receivables and loans (a)	$(8)	$—	$(6)	$—
Interest on long-term debt (b)	107	(215)	141	(313)
Gain (loss) recognized in earnings on hedged items (c)
Interest rate contracts
Interest and fees on finance receivables and loans	18	—	29	—
Interest on long-term debt	(107)	225	(139)	326
Total derivatives qualifying for hedge accounting	10	10	25	13
Economic derivatives
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Servicing asset valuation and hedge activities, net	—	—	—	(112)
Loss on mortgage and automotive loans, net	—	(5)	—	(37)
Other income, net of losses	(11)	7	(19)	6
Total interest rate contracts	(11)	2	(19)	(143)
Foreign exchange contracts (d)
Interest on long-term debt	(4)	(20)	(9)	19
Other income, net of losses	—	1	—	29
Total foreign exchange contracts	(4)	(19)	(9)	48
Loss recognized in earnings on derivatives	$(5)	$(7)	$(3)	$(82)

(a)
Amounts exclude losses related to interest for qualifying accounting hedges of portfolios of retail automotive loans held-for-investment of $14 million and $27 million for the three months and six months ended June 30, 2014. These losses are primarily offset by the fixed coupon receipts on the retail automotive loans held-for-investment.

(b)
Amounts exclude gains related to interest for qualifying accounting hedges of debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $27 million and $28 million for the three months ended June 30, 2014 and 2013, respectively, and $62 million and $61 million for the six months ended June 30, 2014 and 2013, respectively.

(c)
Amounts exclude gains related to amortization of deferred basis adjustments on the de-designated hedged item of $37 million and $38 million for the three months ended June 30, 2014 and 2013, respectively, and $82 million and $76 million for the six months ended June 30, 2014 and 2013, respectively.

(d)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Gains of $6 million and $18 million were recognized for the three months ended June 30, 2014 and 2013, respectively. Gains of $10 million and losses of $47 million were recognized for the six months ended June 30, 2014 and 2013, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes derivative instruments used in cash flow and net investment hedge accounting relationships.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Cash flow hedges
Interest rate contracts
Loss reclassified from accumulated other comprehensive income to interest on long-term debt (a)	$—	$—	$—	$(7)
Gain recorded directly to interest on long-term debt	—	1	—	1
Total interest on long-term debt	$—	$1	$—	$(6)
Gain recognized in other comprehensive income	$—	$3	$—	$10
Net investment hedges
Foreign exchange contracts
Loss reclassified from accumulated other comprehensive income (loss) to income from discontinued operations, net	$—	$(112)	$—	$(261)
Total loss from discontinued operations, net	$—	$(112)	$—	$(261)
(Loss) gain recognized in other comprehensive income (b)	$(9)	$158	$2	$327

(a)
The amount represents losses reclassified from other comprehensive income (OCI) into earnings as a result of the discontinuance of hedge accounting because it is probable that the forecasted transaction will not occur.

(b)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive income related to the revaluation of the related net investment in foreign operations. There were losses of $8 million and $20 million for the three months ended June 30, 2014 and 2013, respectively. There were losses of $27 million and $539 million for the six months ended June 30, 2014 and 2013, respectively.

20.    Income Taxes
We recognized total income tax expense from continuing operations of $64 million and $158 million during the three months and six months ended June 30, 2014, compared to income tax expense of $40 million and an income tax benefit of $83 million for the same periods in 2013. The increase in income tax expense for the three months ended June 30, 2014, compared to the same period in 2013, was driven by tax expense attributable to higher pretax earnings partially offset by a reduction in the liability for unrecognized tax benefits of approximately $62 million that was recorded as a result of the completion of the U.S. federal audit related to our 2009 - 2011 tax years. The increase in income tax expense for the six months ended June 30, 2014, compared to the same period in 2013, was driven by tax expense attributable to higher pretax earnings and certain tax benefits recorded in the six months ended June 30, 2013, which did not occur in the six months ended June 30, 2014, related to the 2013 retroactive reinstatement of the active financing exception by the American Taxpayer Relief Act of 2012 and from the 2013 release of valuation allowance related to the measurement of foreign tax credit carryforwards anticipated to be utilized in the future.
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
The successful completion of the sale of our joint venture in China during 2014, which is currently held-for-sale as of June 30, 2014, may result in additional capital gains that would allow us to realize additional capital loss carryforwards. Any resulting reversal of valuation allowance on these deferred tax assets would be recognized as an income tax benefit upon such reversal.
21.    Share-based Compensation Plans
Based on our transactions with Treasury during 2009, we are required to comply with certain limitations on executive pay as determined by the Special Master of TARP Compensation (Special Master). We have established stock salary, or Deferred Stock Units (DSUs), and TARP Stock, or Incentive Restricted Stock Units (IRSUs), as forms of compensation to our senior executives, which have been approved by the Special Master. We also granted Restricted Stock Units (RSUs) to executives under the Long-Term Equity Compensation Incentive Plan (LTIP), and have adopted the Ally Financial 2014 Incentive Compensation Plan, which allows us to grant an array of equity-based and cash incentive awards to our named executive officers and other employees and service providers (other than our non-employee directors). Each of our approved compensation plans and awards were designed to provide our executives with an opportunity to share in the future growth in value of Ally, which is necessary to attract and retain key executives.
Prior to our initial public offering (IPO) in April 2014, all share-based awards were settled in cash and required liability treatment under the accounting guidance. Accounting treatment for liability-classified awards requires compensation expense to be adjusted each period until the awards are settled based on the value of the underlying share price. Pursuant to the terms of the LTIP, the Ally Board of Directors is required to determine a share price valuation (Share Price Valuation) for share-based compensation awards not less than annually. The Share Price Valuation determined by the Board prior to the IPO, assisted by an independent advisor, considered, among other things, the stock price

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

performance, on an indexed basis, of publicly traded common stock issued by certain comparative companies and considered Ally’s common stock as if it were freely tradable in the public markets. After the IPO, the share price valuation is based on the trading price for our stock. Also, after the IPO, certain awards, both existing and future grants, will be settled in stock and, as a result, will be accounted for as equity awards under the accounting guidance. For equity-classified awards, the compensation expense to be recognized over the vesting and service period is determined on the grant date. Certain awards will continue to require liability treatment and receive the same treatment as previously noted. For valuation purposes, we utilize Ally’s share price as of the grant date and the end of each reporting period for determining the necessary share-based compensation expense, depending on the classification of the awards. The per-share fair value based on market price for purposes of share-based compensation was $23.91 as of June 30, 2014.
RSU Awards
RSU awards are incentive awards that have been granted to executives as phantom shares of Ally. Prior to our IPO, these awards were paid in cash. As a result, RSU awards required liability treatment and were remeasured quarterly at the Share Price Valuation until they were paid. The compensation costs related to these awards were ratably charged to expense over the applicable service period. Changes in the value related to the portion of the awards that had vested and had not been paid were recognized in earnings in the period in which the changes occurred. After the IPO, the majority of existing RSU awards will settle in the form of Ally common stock, which changed the award classification from a liability award to an equity award. As a result of this classification change, a modification to the accounting for the existing awards was required. As part of the modification, the stock closing price on the date of the IPO (April 10, 2014) of $23.98 was used as the modification date value, which resulted in the recording of an increase to additional paid-in capital of $62 million, with a corresponding decrease in the liability. The remaining RSU cost for these awards, based on the modification date value, will be ratably charged to expense over the applicable service periods with an offset to additional paid-in capital. RSU awards granted in 2011 and 2012 can vest in one of two different methods. The first method allows vesting ratably over a three-year period starting on the date the award was issued, with awards fully vesting in February 2014 and February 2015. The second method allows vesting ratably over a two-year period, starting on the date the award was issued, with awards fully vesting in February 2013 and February 2014. RSU awards granted in 2013 and 2014 vest using a single method where vesting is ratable over a two-year period starting on the date the award was issued, with the majority of the awards fully vesting in January 2015 and January 2016. At June 30, 2014, there were a total of 4.2 million award shares outstanding. We recognized expense related to RSU awards of $11 million and $26 million for the three months and six months ended June 30, 2014, respectively. These costs were recorded as compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income.
DSU Awards
DSU awards are granted to senior executives as phantom shares of Ally and are included as part of their base salary. DSU awards are generally granted ratably each pay period throughout the year, vest immediately upon grant, and are paid in cash. DSUs awarded in 2012, 2013 and 2014 will generally be redeemable in three equal installments: the first on the final payroll date of the respective year of grant, the second ratably over the first year following the grant date, and the third ratably over the second year following the grant date. The DSU awards require liability treatment and are remeasured monthly at fair value based on market price until they are paid, with each change in value fully charged to compensation expense in the period in which the change occurs. At June 30, 2014, there were a total of 3.5 million DSU award shares outstanding. We recognized a reduction of expense related to DSU awards of $3 million for the three months ended June 30, 2014, and expense related to DSU awards of $16 million for the six months ended June 30, 2014, for the outstanding awards, recorded to compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income.
IRSU Awards
IRSU awards are incentive awards that have been granted to senior executives as phantom shares of Ally and vest based on continued service with Ally. IRSU awards from 2009 and 2010 have fully vested. The majority of IRSU awards from 2011 are also fully vested, with any remaining awards scheduled to vest by the end of 2014. There were no IRSU awards granted to senior executives in 2012. IRSU awards from 2013 vest two-thirds after two years from grant date and in full three years from grant date. After the vesting requirement is met, IRSU awards are paid in cash, and payouts are made only as we repay our TARP obligations. Payouts are allowed in 25% increments based on the percentage of TARP obligations that have been repaid, as determined in accordance with the established guidelines for determining "repayment." As of June 30, 2014, Ally had repaid 75% of its TARP obligations. Payouts are based on fair value of Ally shares at the time of the payout. The awards require liability treatment and are remeasured monthly at fair value based on market price until they are paid. The compensation costs related to these awards are ratably charged to expense over the requisite service period. Changes in value relating to the portion of the awards that have vested and have not been paid are recognized in earnings in the period in which the changes occur. At June 30, 2014, there were a total of 0.7 million IRSU award shares outstanding. We recognized a reduction of expense related to IRSU awards of $2 million and $3 million for the three months and six months ended June 30, 2014, respectively, for the outstanding awards, recorded to compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income.
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. During the six months ended June 30, 2014, transfers from Level 3 into Level 2 included $78 million of derivative contracts in a receivable position and $81 million of derivative contracts in a payable position based on increased observability of significant inputs related to the valuation of our interest rate caps. There were no additional transfers between any levels during the six months ended June 30, 2014.

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
Historically, we had a cross-currency swap and interest rate caps accounted for as derivative instruments that were classified as Level 3. However, at June 30, 2014, we do not have any positions classified as Level 3.
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

	Recurring fair value measurements
June 30, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$314	$954	$—	$1,268
U.S. State and political subdivisions	—	386	—	386
Foreign government	11	237	—	248
Mortgage-backed residential	—	10,681	—	10,681
Mortgage-backed commercial	—	163	—	163
Asset-backed	—	2,140	—	2,140
Corporate debt securities	—	1,012	—	1,012
Total debt securities	325	15,573	—	15,898
Equity securities (a)	850	—	—	850
Total available-for-sale securities	1,175	15,573	—	16,748
Mortgage loans held-for-sale, net (b)	—	3	—	3
Other assets
Interests retained in financial asset sales	—	—	74	74
Derivative contracts in a receivable position (c)
Interest rate	62	164	—	226
Foreign currency	—	8	—	8
Other	1	—	—	1
Total derivative contracts in a receivable position	63	172	—	235
Collateral placed with counterparties	—	30	—	30
Total assets	$1,238	$15,778	$74	$17,090
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$(34)	$(135)	$—	$(169)
Foreign currency	—	(31)	—	(31)
Other	(5)	—	—	(5)
Total derivative contracts in a payable position (c)	(39)	(166)	—	(205)
Total liabilities	$(39)	$(166)	$—	$(205)

(a)	Our investment in any one industry did not exceed 23%.

(b)	Carried at fair value due to fair value option elections.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 19.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total
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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains								Fair value at June 30, 2014	Net unrealized gains included in earnings still held at June 30, 2014
($ in millions)	Fair value at April 1, 2014	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements	Transfers out of Level 3
Assets
Other assets
Interests retained in financial asset sales	$84	$4	(a)	$—	$—	$—	$—	$(14)	$—	$74	$—
Total assets	$84	$4		$—	$—	$—	$—	$(14)	$—	$74	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
	Fair value at April 1, 2013	Net realized/unrealized (losses) gains			Purchases	Sales	Issuances	Settlements	Fair value at June 30, 2013	Net unrealized losses included in earnings still held at June 30, 2013
($ in millions)		included in earnings		included in OCI
Assets
Mortgage servicing rights	$917	$(12)	(a)	$—	$—	$(911)	$6	$—	$—	$(12)	(a)
Other assets
Interests retained in financial asset sales	139	9	(b)	—	—	—	—	(24)	124	—
Derivative contracts, net
Interest rate	5	(5)	(c)	—	—	—	—	—	—	(6)	(c)
Foreign currency	—	(9)	(c)	—	—	—	—	—	(9)	(8)	(c)
Total derivative contracts in a receivable position, net	5	(14)		—	—	—	—	—	(9)	(14)
Total assets	$1,061	$(17)		$—	$—	$(911)	$6	$(24)	$115	$(26)

(a)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Refer to Note 19 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
		Net realized/unrealized gains								Fair value at June 30, 2014	Net unrealized gains included in earnings still held at June 30, 2014
($ in millions)	Fair value at Jan. 1, 2014	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements	Transfers out of Level 3
Assets
Other assets
Interests retained in financial asset sales	$100	$5	(a)	$—	$—	$—	$—	$(31)	$—	$74	$—
Interest rate derivative contracts, net	(1)	—		—	—	—	—	(2)	3	—	—
Total assets	$99	$5		$—	$—	$—	$—	$(33)	$3	$74	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2013	Net realized/unrealized (losses) gains			Purchases	Sales	Issuances	Settlements	Fair value at June 30, 2013	Net unrealized losses included in earnings still held at June 30, 2013
($ in millions)		included in earnings		included in OCI
Assets
Mortgage servicing rights	$952	$(101)	(a)	$—	$—	$(911)	$60	$—	$—	$(101)	(a)
Other assets
Interests retained in financial asset sales	154	11	(b)	—	—	—	—	(41)	124	—
Derivative contracts, net
Interest rate	47	(51)	(c)	—	—	—	—	4	—	(15)	(c)
Foreign currency	(2)	(7)	(c)	—	—	—	—	—	(9)	(9)	(c)
Total derivative contracts in a receivable position, net	45	(58)		—	—	—	—	4	(9)	(24)
Total assets	$1,151	$(148)		$—	$—	$(911)	$60	$(37)	$115	$(125)

(a)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Refer to Note 19 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.
Nonrecurring Fair Value
We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower-of-cost or fair value accounting or certain impairment measures. These items would constitute nonrecurring fair value measures.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain included in earnings for the three months ended		Total gain included in earnings for the six months ended
June 30, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commercial finance receivables and loans, net (a)
Automotive	$—	$—	$26	$26	$(2)	n/m	(b)	n/m	(b)
Other	—	—	38	38	(14)	n/m	(b)	n/m	(b)
Total commercial finance receivables and loans, net	—	—	64	64	(16)	n/m	(b)	n/m	(b)
Other assets
Repossessed and foreclosed assets (c)	—	—	7	7	(1)	n/m	(b)	n/m	(b)
Other	—	—	2	2	—	$2		$2
Total assets	$—	$—	$73	$73	$(17)	n/m		n/m
n/m = not meaningful

(a)	Represents the portion of the portfolio specifically impaired during 2014. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(b)
We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the three months ended		Total loss included in earnings for the six months ended
June 30, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale	$—	$—	$46	$46	$—	n/m	(a)	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	123	123	(19)	n/m	(a)	n/m	(a)
Other	—	—	64	64	(7)	n/m	(a)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	187	187	(26)	n/m	(a)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	6	6	(2)	n/m	(a)	n/m	(a)
Total assets	$—	$—	$239	$239	$(28)	n/m		n/m
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

June 30, 2014 ($ in millions)	Level 3 nonrecurring measurements	Valuation technique	Unobservable input	Range
Assets
Commercial finance receivables and loans, net
Automotive	$26	Fair value of collateral	Adjusted appraisal value	65.0-95.0%
Other	38	Discounted cash flow	Non-public/non-rated credits	91.0-109.0%
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

	Changes included in the
	Condensed Consolidated Statement of Comprehensive Income
Three months ended June 30, ($ in millions)	Interest on loans held-for-sale (a)	Gain (loss) on mortgage loans, net	Total included in earnings
2014
Assets
Mortgage loans held-for-sale, net	$—	$1	$1
2013
Assets
Mortgage loans held-for-sale, net	$3	$(8)	$(5)	(b)

(a)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(b)	The credit impact for loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Changes included in the
	Condensed Consolidated Statement of Comprehensive Income
Six months ended June 30, ($ in millions)	Interest on loans held-for-sale (a)	Gain (loss) on mortgage loans, net	Total included in earnings
2014
Assets
Mortgage loans held-for-sale, net	$—	$1	$1
2013
Assets
Mortgage loans held-for-sale, net	$19	$(49)	$(30)	(b)
(a)    Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.
(b)    The credit impact for loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee.
The following table provides the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans.

	June 30, 2014		December 31, 2013
($ in millions)	Unpaid principal balance	Fair value (a)	Unpaid principal balance	Fair value (a)
Assets
Mortgage loans held-for-sale, net
Total loans	$7	$3	$31	$16
Nonaccrual loans	3	1	18	9
Loans 90+ days past due (b)	3	1	15	8

(a)	Excludes accrued interest receivable.

(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance; however, excludes government-insured loans that are still accruing interest.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at June 30, 2014 and December 31, 2013.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
June 30, 2014
Financial assets
Loans held-for-sale, net (a)	$3	$—	$3	$—	$3
Finance receivables and loans, net (a)	99,607	—	—	101,397	101,397
Nonmarketable equity investments	307	—	275	48	323
Financial liabilities
Deposit liabilities	$56,091	$—	$—	$56,877	$56,877
Short-term borrowings	6,369	—	—	6,369	6,369
Long-term debt (a)	67,913	—	26,726	44,763	71,489
December 31, 2013
Financial assets
Loans held-for-sale, net (a)	$35	$—	$17	$18	$35
Finance receivables and loans, net (a)	99,120	—	—	100,090	100,090
Nonmarketable equity investments	337	—	308	38	346
Financial liabilities
Deposit liabilities	$53,350	$—	$—	$54,070	$54,070
Short-term borrowings	8,545	—	—	8,545	8,545
Long-term debt (a)(b)	69,824	—	31,067	42,297	73,364

(a)
Includes financial instruments carried at fair value due to fair value option elections. Refer to the previous section of this note titled Fair Value Option for Financial Assets and Liabilities for further information about the fair value elections.

(b)	The carrying value includes deferred interest for zero-coupon bonds of $359 million at December 31, 2013.
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

•
Short-term borrowings and Long-term debt — Level 2 debt was valued using quoted market prices for similar instruments, when available, or other means for substantiation with observable inputs. Debt valued using internally derived inputs, such as prepayment speeds and discount rates, was classified as Level 3.

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
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Condensed Consolidated Balance Sheet
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
June 30, 2014 ($ in millions)				Financial Instruments	Collateral (a)	Net Amount
Assets
Derivative assets in net asset positions	$198	$—	$198	$(58)	$(47)	$93
Derivative assets in net liability positions	37	—	37	(37)	—	—
Total assets (b)	$235	$—	$235	$(95)	$(47)	$93
Liabilities
Derivative liabilities in net liability positions	$(147)	$—	$(147)	$37	$62	$(48)
Derivative liabilities in net asset positions	(58)	—	(58)	58	—	—
Total derivative liabilities (b)	(205)	—	(205)	95	62	(48)
Securities sold under agreements to repurchase (c)	(279)	—	(279)	—	279	—
Total liabilities	$(484)	$—	$(484)	$95	$341	$(48)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 19.

(c)	For additional information on securities sold under agreements to repurchase, refer to Note 12.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Condensed Consolidated Balance Sheet
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
December 31, 2013 ($ in millions)				Financial Instruments	Collateral (a)	Net Amount
Assets
Derivative assets in net asset positions	$319	$—	$319	$(65)	$(120)	$134
Derivative assets in net liability positions	43	—	43	(43)	—	—
Total assets (b)	$362	$—	$362	$(108)	$(120)	$134
Liabilities
Derivative liabilities in net liability positions	$(252)	$—	$(252)	$43	$137	$(72)
Derivative liabilities in net asset positions	(65)	—	(65)	65	—	—
Total derivative liabilities (b)	(317)	—	(317)	108	137	(72)
Securities sold under agreements to repurchase (c)	(1,500)	—	(1,500)	—	1,500	—
Total liabilities	$(1,817)	$—	$(1,817)	$108	$1,637	$(72)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 19.

(c)	For additional information on securities sold under agreements to repurchase, refer to Note 12.
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
Insurance operations — Offers both consumer financial and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold to dealers. As part of our focus on offering dealers a broad range of consumer finance and insurance products, we provide vehicle service contracts, maintenance coverage, and Guaranteed Automobile Protection (GAP) products. We also underwrite selected commercial insurance coverages, which primarily insure dealers' vehicle inventories.
Mortgage operations — Our ongoing Mortgage operations include the management of our held-for-investment mortgage portfolio.
Corporate and Other primarily consists of Corporate Finance, centralized corporate treasury activities, such as management of the cash and corporate investment securities portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes certain equity investments, overhead that was previously allocated to operations that have since been sold or classified as discontinued operations, and reclassifications and eliminations between the reportable operating segments.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Financial information for our reportable operating segments is summarized as follows.

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage operations	Corporate and Other (a)	Consolidated (b)
2014
Net financing revenue (loss)	$884	$16	$12	$(46)	$866
Other revenue	62	290	9	4	365
Total net revenue (loss)	946	306	21	(42)	1,231
Provision for loan losses	99	—	(25)	(11)	63
Total noninterest expense	386	329	19	87	821
Income (loss) from continuing operations before income tax expense	$461	$(23)	$27	$(118)	$347
Total assets	$111,334	$7,232	$7,640	$23,731	$149,937
2013
Net financing revenue (loss)	$777	$15	$15	$(179)	$628
Other revenue (loss)	60	325	(6)	23	402
Total net revenue (loss)	837	340	9	(156)	1,030
Provision for loan losses	88	—	6	(5)	89
Total noninterest expense	367	295	46	93	801
Income (loss) from continuing operations before income tax expense	$382	$45	$(43)	$(244)	$140
Total assets	$107,485	$7,336	$9,061	$26,745	$150,627

(a)	Total assets for Corporate Finance were $1.7 billion and $1.5 billion at June 30, 2014 and 2013, respectively.

(b)	Net financing revenue after the provision for loan losses totaled $0.8 billion and $0.5 billion for the three months ended June 30, 2014 and 2013, respectively.

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage operations	Corporate and Other (a)	Consolidated (b)
2014
Net financing revenue (loss)	$1,704	$31	$26	$(74)	$1,687
Other revenue (loss)	126	562	13	(15)	686
Total net revenue (loss)	1,830	593	39	(89)	2,373
Provision for loan losses	258	—	(48)	(10)	200
Total noninterest expense	772	542	43	177	1,534
Income (loss) from continuing operations before income tax expense	$800	$51	$44	$(256)	$639
Total assets	$111,334	$7,232	$7,640	$23,731	$149,937
2013
Net financing revenue (loss)	$1,550	$27	$49	$(358)	$1,268
Other revenue (loss)	142	633	(25)	38	788
Total net revenue (loss)	1,692	660	24	(320)	2,056
Provision for loan losses	200	—	26	(6)	220
Total noninterest expense	767	554	245	193	1,759
Income (loss) from continuing operations before income tax expense	$725	$106	$(247)	$(507)	$77
Total assets	$107,485	$7,336	$9,061	$26,745	$150,627

(a)	Total assets for Corporate Finance were $1.7 billion and $1.5 billion at June 30, 2014 and 2013, respectively.

(b)	Net financing revenue after the provision for loan losses totaled $1.5 billion and $1.0 billion for the six months ended June 30, 2014 and 2013, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Information concerning principal geographic areas were as follows.

Three months ended June 30, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (b)	Net income (loss) (b)(c)
2014
Canada	$33	$16	$36
Europe	—	(1)	1
Latin America	—	—	(7)
Asia-Pacific	—	—	33
Total foreign	33	15	63
Total domestic (d)	1,198	332	260
Total	$1,231	$347	$323
2013
Canada	$47	$14	$13
Europe	—	(1)	(146)
Latin America	—	(1)	194
Asia-Pacific	—	—	29
Total foreign	47	12	90
Total domestic (d)	983	128	(1,017)
Total	$1,030	$140	$(927)

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Financial Statements.

(b)	The domestic amounts include original discount amortization of $50 million and $64 million for the three months ended June 30, 2014 and 2013, respectively.

(c)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(d)	Amounts include eliminations between our domestic and foreign operations.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (b)	Net income (loss) (b)(c)
2014
Canada	$64	$29	$46
Europe	2	1	4
Latin America	—	—	(8)
Asia-Pacific	—	—	66
Total foreign	66	30	108
Total domestic (d)	2,307	609	442
Total	$2,373	$639	$550
2013
Canada	$96	$28	$1,243
Europe (e)	(10)	(19)	(86)
Latin America	—	(5)	274
Asia-Pacific	1	(2)	54
Total foreign	87	2	1,485
Total domestic (d)	1,969	75	(1,319)
Total	$2,056	$77	$166

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Financial Statements.

(b)	The domestic amounts include original discount amortization of $98 million and $124 million for the six months ended June 30, 2014 and 2013, respectively.

(c)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(d)	Amounts include eliminations between our domestic and foreign operations.

(e)	Amounts include eliminations between our foreign operations.
25.    Parent and Guarantor Condensed Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of June 30, 2014, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statements of Comprehensive Income

Three months ended June 30, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(9)	$—	$1,133	$—	$1,124
Interest and fees on finance receivables and loans — intercompany	5	—	22	(27)	—
Interest on loans held-for-sale	—	—	1	—	1
Interest and dividends on available-for-sale investment securities	—	—	93	—	93
Interest-bearing cash	1	—	—	—	1
Interest-bearing cash — intercompany	—	—	2	(2)	—
Operating leases	177	—	707	—	884
Total financing revenue and other interest income	174	—	1,958	(29)	2,103
Interest expense
Interest on deposits	4	—	162	—	166
Interest on short-term borrowings	11	—	2	—	13
Interest on long-term debt	405	—	144	—	549
Interest on intercompany debt	24	—	5	(29)	—
Total interest expense	444	—	313	(29)	728
Depreciation expense on operating lease assets	103	—	406	—	509
Net financing (loss) revenue	(373)	—	1,239	—	866
Dividends from subsidiaries
Bank subsidiary	1,500	1,500	—	(3,000)	—
Nonbank subsidiaries	200	—	—	(200)	—
Other revenue
Servicing fees	7	—	—	—	7
Servicing asset valuation and hedge activities, net	—	—	—	—	—
Total servicing income, net	7	—	—	—	7
Insurance premiums and service revenue earned	—	—	249	—	249
Gain on mortgage and automotive loans, net	—	—	6	—	6
Loss on extinguishment of debt	(7)	—	—	—	(7)
Other gain on investments, net	—	—	41	—	41
Other income, net of losses	199	—	298	(428)	69
Total other revenue	199	—	594	(428)	365
Total net revenue	1,526	1,500	1,833	(3,628)	1,231
Provision for loan losses	29	—	34	—	63
Noninterest expense
Compensation and benefits expense	134	—	179	(98)	215
Insurance losses and loss adjustment expenses	—	—	188	—	188
Other operating expenses	220	—	528	(330)	418
Total noninterest expense	354	—	895	(428)	821
Income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	1,143	1,500	904	(3,200)	347
Income tax (benefit) expense from continuing operations	(127)	—	191	—	64
Net income from continuing operations	1,270	1,500	713	(3,200)	283
Income from discontinued operations, net of tax	16	—	24	—	40
Undistributed (loss) income of subsidiaries
Bank subsidiary	(1,191)	(1,191)	—	2,382	—
Nonbank subsidiaries	228	(1)	—	(227)	—
Net income	323	308	737	(1,045)	323
Other comprehensive income, net of tax	89	50	88	(138)	89
Comprehensive income	$412	$358	$825	$(1,183)	$412

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended June 30, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$272	$—	$867	$—	$1,139
Interest and fees on finance receivables and loans — intercompany	13	—	20	(33)	—
Interest on loans held-for-sale	—	—	3	—	3
Interest and dividends on available-for-sale investment securities	—	—	76	—	76
Interest-bearing cash	1	—	1	—	2
Interest-bearing cash - intercompany	—	—	2	(2)	—
Operating leases	118	—	670	—	788
Total financing revenue and other interest income	404	—	1,639	(35)	2,008
Interest expense
Interest on deposits	6	—	156	—	162
Interest on short-term borrowings	12	—	4	—	16
Interest on long-term debt	564	—	139	—	703
Interest on intercompany debt	21	—	14	(35)	—
Total interest expense	603	—	313	(35)	881
Depreciation expense on operating lease assets	102	—	397	—	499
Net financing (loss) revenue	(301)	—	929	—	628
Dividends from subsidiaries
Nonbank subsidiaries	1,864	405	—	(2,269)	—
Other revenue
Servicing fees	38	—	(19)	—	19
Servicing asset valuation and hedge activities, net	—	—	(12)	—	(12)
Total servicing income (loss), net	38	—	(31)	—	7
Insurance premiums and service revenue earned	—	—	258	—	258
Loss on mortgage and automotive loans, net	—	—	(1)	—	(1)
Other gain on investments, net	—	—	64	—	64
Other income, net of losses	26	—	341	(293)	74
Total other revenue	64	—	631	(293)	402
Total net revenue	1,627	405	1,560	(2,562)	1,030
Provision for loan losses	105	—	(16)	—	89
Noninterest expense
Compensation and benefits expense	160	—	194	(102)	252
Insurance losses and loss adjustment expenses	—	—	146	—	146
Other operating expenses	97	—	498	(192)	403
Total noninterest expense	257	—	838	(294)	801
Income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	1,265	405	738	(2,268)	140
Income tax (benefit) expense from continuing operations	(230)	—	270	—	40
Net income from continuing operations	1,495	405	468	(2,268)	100
(Loss) income from discontinued operations, net of tax	(1,242)	(47)	262	—	(1,027)
Undistributed income (loss) of subsidiaries
Bank subsidiary	207	207	—	(414)	—
Nonbank subsidiaries	(1,387)	(348)	—	1,735	—
Net (loss) income	(927)	217	730	(947)	(927)
Other comprehensive loss, net of tax	(181)	(141)	(253)	394	(181)
Comprehensive (loss) income	$(1,108)	$76	$477	$(553)	$(1,108)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(18)	$—	$2,249	$—	$2,231
Interest and fees on finance receivables and loans — intercompany	16	—	43	(59)	—
Interest on loans held-for-sale	—	—	1	—	1
Interest and dividends on available-for-sale investment securities	—	—	188	—	188
Interest-bearing cash	1	—	3	—	4
Interest-bearing — intercompany	—	—	3	(3)	—
Operating leases	268	—	1,486	—	1,754
Total financing revenue and other interest income	267	—	3,973	(62)	4,178
Interest expense
Interest on deposits	8	—	321	—	329
Interest on short-term borrowings	22	—	6	—	28
Interest on long-term debt	793	—	290	—	1,083
Interest on intercompany debt	46	—	16	(62)	—
Total interest expense	869	—	633	(62)	1,440
Depreciation expense on operating lease assets	168	—	883	—	1,051
Net financing (loss) revenue	(770)	—	2,457	—	1,687
Dividends from subsidiaries
Bank subsidiary	1,500	1,500	—	(3,000)	—
Nonbank subsidiaries	321	—	—	(321)	—
Other revenue
Servicing fees	16	—	—	—	16
Servicing asset valuation and hedge activities, net	—	—	—	—	—
Total servicing income, net	16	—	—	—	16
Insurance premiums and service revenue earned	—	—	490	—	490
Gain on mortgage and automotive loans, net	—	—	6	—	6
Loss on extinguishment of debt	(46)	—	—	—	(46)
Other gain on investments, net	—	—	84	—	84
Other income, net of losses	385	—	634	(883)	136
Total other revenue	355	—	1,214	(883)	686
Total net revenue	1,406	1,500	3,671	(4,204)	2,373
Provision for loan losses	77	—	123	—	200
Noninterest expense
Compensation and benefits expense	288	—	405	(224)	469
Insurance losses and loss adjustment expenses	—	—	256	—	256
Other operating expenses	396	—	1,072	(659)	809
Total noninterest expense	684	—	1,733	(883)	1,534
Income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	645	1,500	1,815	(3,321)	639
Income tax (benefit) expense from continuing operations	(241)	—	399	—	158
Net income from continuing operations	886	1,500	1,416	(3,321)	481
Income from discontinued operations, net of tax	45	—	24	—	69
Undistributed (loss) income of subsidiaries
Bank subsidiary	(952)	(952)	—	1,904	—
Nonbank subsidiaries	571	—	—	(571)	—
Net income	550	548	1,440	(1,988)	550
Other comprehensive income, net of tax	181	119	174	(293)	181
Comprehensive income	$731	$667	$1,614	$(2,281)	$731

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$431	$—	$1,843	$—	$2,274
Interest and fees on finance receivables and loans — intercompany	37	—	25	(62)	—
Interest on loans held-for-sale	—	—	19	—	19
Interest and dividends on available-for-sale investment securities	—	—	144	—	144
Interest-bearing cash	2	—	3	—	5
Interest-bearing cash - intercompany	—	—	4	(4)	—
Operating leases	214	—	1,308	—	1,522
Total financing revenue and other interest income	684	—	3,346	(66)	3,964
Interest expense
Interest on deposits	15	—	311	—	326
Interest on short-term borrowings	24	—	8	—	32
Interest on long-term debt	1,124	—	285	(5)	1,404
Interest on intercompany debt	20	—	40	(60)	—
Total interest expense	1,183	—	644	(65)	1,762
Depreciation expense on operating lease assets	164	—	770	—	934
Net financing (loss) revenue	(663)	—	1,932	(1)	1,268
Dividends from subsidiaries
Nonbank subsidiaries	5,163	3,659	—	(8,822)	—
Other revenue
Servicing fees	82	—	19	—	101
Servicing asset valuation and hedge activities, net	—	—	(213)	—	(213)
Total servicing income (loss), net	82	—	(194)	—	(112)
Insurance premiums and service revenue earned	—	—	517	—	517
Gain on mortgage and automotive loans, net	—	—	37	—	37
Other gain on investments, net	—	—	115	—	115
Other income, net of losses	77	—	766	(612)	231
Total other revenue	159	—	1,241	(612)	788
Total net revenue	4,659	3,659	3,173	(9,435)	2,056
Provision for loan losses	229	—	(9)	—	220
Noninterest expense
Compensation and benefits expense	352	—	417	(232)	537
Insurance losses and loss adjustment expenses	—	—	261	—	261
Other operating expenses	155	—	1,186	(380)	961
Total noninterest expense	507	—	1,864	(612)	1,759
Income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	3,923	3,659	1,318	(8,823)	77
Income tax (benefit) expense from continuing operations	(559)	—	476	—	(83)
Net income from continuing operations	4,482	3,659	842	(8,823)	160
(Loss) income from discontinued operations, net of tax	(1,507)	(34)	1,546	1	6
Undistributed income (loss) of subsidiaries
Bank subsidiary	433	433	—	(866)	—
Nonbank subsidiaries	(3,242)	(2,400)	—	5,642	—
Net income	166	1,658	2,388	(4,046)	166
Other comprehensive loss, net of tax	(498)	(719)	(854)	1,573	(498)
Comprehensive (loss) income	$(332)	$939	$1,534	$(2,473)	$(332)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

June 30, 2014 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,040	$26	$307	$—	$1,373
Interest-bearing	1,300	—	3,104	—	4,404
Interest-bearing — intercompany	—	—	412	(412)	—
Total cash and cash equivalents	2,340	26	3,823	(412)	5,777
Investment securities	—	—	16,748	—	16,748
Loans held-for-sale, net	—	—	3	—	3
Finance receivables and loans, net
Finance receivables and loans, net	3,989	—	96,789	—	100,778
Intercompany loans to
Bank subsidiary	1,700	—	—	(1,700)	—
Nonbank subsidiaries	2,269	—	1,898	(4,167)	—
Allowance for loan losses	(96)	—	(1,075)	—	(1,171)
Total finance receivables and loans, net	7,862	—	97,612	(5,867)	99,607
Investment in operating leases, net	3,771	—	15,043	—	18,814
Intercompany receivables from
Bank subsidiary	297	—	—	(297)	—
Nonbank subsidiaries	276	—	632	(908)	—
Investment in subsidiaries
Bank subsidiary	15,614	15,614	—	(31,228)	—
Nonbank subsidiaries	8,960	13	—	(8,973)	—
Premiums receivable and other insurance assets	—	—	1,676	(20)	1,656
Other assets	4,625	—	4,329	(2,196)	6,758
Assets of operations held-for-sale	574	—	—	—	574
Total assets	$44,319	$15,653	$139,866	$(49,901)	$149,937
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$75	$—	$75
Interest-bearing	398	—	55,618	—	56,016
Total deposit liabilities	398	—	55,693	—	56,091
Short-term borrowings	3,340	—	3,029	—	6,369
Long-term debt	21,795	—	46,118	—	67,913
Intercompany debt to
Nonbank subsidiaries	2,311	—	3,969	(6,280)	—
Intercompany payables to
Bank subsidiary	456	—	—	(456)	—
Nonbank subsidiaries	486	—	282	(768)	—
Interest payable	329	—	199	—	528
Unearned insurance premiums and service revenue	—	—	2,349	—	2,349
Accrued expenses and other liabilities	326	82	3,598	(2,197)	1,809
Total liabilities	29,441	82	115,237	(9,701)	135,059
Total equity	14,878	15,571	24,629	(40,200)	14,878
Total liabilities and equity	$44,319	$15,653	$139,866	$(49,901)	$149,937

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2013 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$979	$37	$299	$—	$1,315
Interest-bearing	1,951	—	2,265	—	4,216
Interest-bearing — intercompany	—	—	410	(410)	—
Total cash and cash equivalents	2,930	37	2,974	(410)	5,531
Investment securities	—	—	17,083	—	17,083
Loans held-for-sale, net	—	—	35	—	35
Finance receivables and loans, net
Finance receivables and loans, net	6,673	—	93,655	—	100,328
Intercompany loans to
Bank subsidiary	600	—	—	(600)	—
Nonbank subsidiaries	4,207	—	1,925	(6,132)	—
Allowance for loan losses	(131)	—	(1,077)	—	(1,208)
Total finance receivables and loans, net	11,349	—	94,503	(6,732)	99,120
Investment in operating leases, net	3,172	—	14,508	—	17,680
Intercompany receivables from
Bank subsidiary	236	—	—	(236)	—
Nonbank subsidiaries	439	—	588	(1,027)	—
Investment in subsidiaries
Bank subsidiary	14,916	14,916	—	(29,832)	—
Nonbank subsidiaries	10,029	68	—	(10,097)	—
Premiums receivable and other insurance assets	—	—	1,634	(21)	1,613
Other assets	4,691	—	6,880	(1,982)	9,589
Assets of operations held-for-sale	516	—	—	—	516
Total assets	$48,278	$15,021	$138,205	$(50,337)	$151,167
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$60	$—	$60
Interest-bearing	440	—	52,850	—	53,290
Total deposit liabilities	440	—	52,910	—	53,350
Short-term borrowings	3,225	—	5,320	—	8,545
Long-term debt	25,819	—	43,646	—	69,465
Intercompany debt to
Nonbank subsidiaries	2,334	—	4,808	(7,142)	—
Intercompany payables to
Bank subsidiary	197	—	—	(197)	—
Nonbank subsidiaries	666	—	421	(1,087)	—
Interest payable	709	—	179	—	888
Unearned insurance premiums and service revenue	—	—	2,314	—	2,314
Accrued expenses and other liabilities	680	93	3,606	(1,982)	2,397
Total liabilities	34,070	93	113,204	(10,408)	136,959
Total equity	14,208	14,928	25,001	(39,929)	14,208
Total liabilities and equity	$48,278	$15,021	$138,205	$(50,337)	$151,167

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$1,030	$1,489	$2,314	$(3,320)	$1,513
Investing activities
Purchases of available-for-sale securities	—	—	(2,411)	—	(2,411)
Proceeds from sales of available-for-sale securities	—	—	2,144	—	2,144
Proceeds from maturities and repayments of available-for-sale securities	—	—	1,136	—	1,136
Net decrease (increase) in finance receivables and loans	2,737	—	(3,473)	—	(736)
Net (increase) decrease in loans — intercompany	(547)	—	25	522	—
Net decrease (increase) in operating lease assets	17	—	(2,206)	—	(2,189)
Capital contributions to subsidiaries	(687)	—	—	687	—
Returns of contributed capital	1,126	—	—	(1,126)	—
Proceeds from sale of business units, net	46	—	1	—	47
Net change in restricted cash	(3)	—	2,063	—	2,060
Other, net	(9)	—	48	—	39
Net cash provided by (used in) investing activities	2,680	—	(2,673)	83	90
Financing activities
Net change in short-term borrowings — third party	115	—	(2,296)	—	(2,181)
Net (decrease) increase in deposits	(42)	—	2,783	—	2,741
Proceeds from issuance of long-term debt — third party	1,305	—	13,651	—	14,956
Repayments of long-term debt — third party	(5,521)	—	(11,218)	—	(16,739)
Net change in debt — intercompany	(23)	—	548	(525)	—
Dividends paid — third party	(134)	—	—	—	(134)
Dividends paid and returns of contributed capital — intercompany	—	(1,500)	(2,947)	4,447	—
Capital contributions from parent	—	—	687	(687)	—
Net cash (used in) provided by financing activities	(4,300)	(1,500)	1,208	3,235	(1,357)
Net (decrease) increase in cash and cash equivalents	(590)	(11)	849	(2)	246
Cash and cash equivalents at beginning of year	2,930	37	2,974	(410)	5,531
Cash and cash equivalents at June 30	$2,340	$26	$3,823	$(412)	$5,777

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$5,085	$3,514	$3,636	$(8,822)	$3,413
Investing activities
Purchases of available-for-sale securities	—	—	(9,305)	—	(9,305)
Proceeds from sales of available-for-sale securities	—	—	3,700	—	3,700
Proceeds from maturities and repayments of available-for-sale securities	—	—	3,125	—	3,125
Net (increase) decrease in finance receivables and loans	(4,708)	79	6,220	—	1,591
Net (increase) decrease in loans — intercompany	(1,468)	251	(1,368)	2,585	—
Net (increase) in operating lease assets	(798)	—	(2,670)	—	(3,468)
Capital contributions to subsidiaries	(158)	—	—	158	—
Returns of contributed capital	558	150	—	(708)	—
Sales of mortgage servicing rights	—	—	911	—	911
Proceeds from sale of business units, net	1,120	554	5,259	—	6,933
Net change in restricted cash	—	(26)	2,345	—	2,319
Other, net	(265)	—	125	—	(140)
Net cash (used in) provided by investing activities	(5,719)	1,008	8,342	2,035	5,666
Financing activities
Net change in short-term borrowings — third party	103	36	(2,971)	—	(2,832)
Net (decrease) increase in deposits	(342)	—	2,538	(45)	2,151
Proceeds from issuance of long-term debt — third party	39	—	7,998	—	8,037
Repayments of long-term debt — third party	(461)	(70)	(17,234)	—	(17,765)
Net change in debt — intercompany	1,680	(271)	1,145	(2,554)	—
Dividends paid — third party	(401)	—	—	—	(401)
Dividends paid and returns of contributed capital — intercompany	—	(4,217)	(5,312)	9,529	—
Capital contributions from parent	—	29	129	(158)	—
Net cash provided by (used in) financing activities	618	(4,493)	(13,707)	6,772	(10,810)
Effect of exchange-rate changes on cash and cash equivalents	—	—	50	—	50
Net (decrease) increase in cash and cash equivalents	(16)	29	(1,679)	(15)	(1,681)
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	1,942	—	1,942
Cash and cash equivalents at beginning of year	3,977	—	4,027	(491)	7,513
Cash and cash equivalents at June 30	$3,961	$29	$4,290	$(506)	$7,774
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Regulatory Matters
Ally and its subsidiaries, including Ally Bank, are or may become involved from time to time in reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the FRB, FDIC, Utah Department of Financial Institutions (DFI), Consumer Financial Protection Bureau (CFPB), U.S. Department of Justice (DOJ), SEC, and the Federal Trade Commission regarding their respective operations. Such requests currently include subpoenas from each of the SEC and the DOJ. The subpoenas and document requests from the SEC include information covering a wide range of mortgage-related matters, and the subpoenas received from the DOJ include a broad request for documentation and other information in connection with its investigations of potential fraud and other potential legal violations related to mortgage-backed securities, as well as the origination and/or underwriting of mortgage loans.
Further, in December 2013, Ally Financial Inc. and Ally Bank entered into Consent Orders issued by the CFPB and the DOJ pertaining to the allegation of disparate impact in the automotive finance business, which resulted in a $98 million charge in the fourth quarter of 2013. The Consent Orders require Ally to create a compliance plan addressing, at a minimum, the communication of Ally’s expectations of Equal Credit Opportunity Act compliance to dealers, maintenance of Ally’s existing limits on dealer finance income for contracts acquired by Ally, and monitoring for potential discrimination both at the dealer level and within our portfolio of contracts acquired across all dealers. Ally formed a compliance committee consisting of certain Ally and Ally Bank directors to oversee Ally’s execution of the Consent Orders’ terms. Failure to achieve certain remediation targets could result in the payment of additional amounts in the future.
Investigations, proceedings, regulatory actions, or information-gathering requests that Ally is, or may become, involved in may result in material adverse consequences including without limitation, adverse judgments, settlements, fines, penalties, injunctions, or other actions.
Loan Repurchases and Obligations Related to Loan Sales
Representation and Warranty Obligation Reserve
The representation and warranty reserve was $37 million at June 30, 2014 with respect to our sold and serviced loans for which we have retained representation and warranty obligation, compared to $45 million at December 31, 2013. The liability for representation and warranty obligations reflects management's best estimate of probable losses with respect to Ally Bank's mortgage loans sold to Freddie Mac and Fannie Mae.
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
27.    Subsequent Events
Declaration of Quarterly Dividend Payments
On July 17, 2014, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $17.50 per share, or a total of $45 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G; and a cash dividend of $0.53 per share, or a total of $22 million, on Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A. The dividends are payable to shareholders of record as of August 1, 2014 and are payable on August 15, 2014.

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
The following table presents selected statement of comprehensive income data.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data)	2014	2013	2014	2013
Total financing revenue and other interest income	$2,103	$2,008	$4,178	$3,964
Interest expense	728	881	1,440	1,762
Depreciation expense on operating lease assets	509	499	1,051	934
Net financing revenue	866	628	1,687	1,268
Total other revenue	365	402	686	788
Total net revenue	1,231	1,030	2,373	2,056
Provision for loan losses	63	89	200	220
Total noninterest expense	821	801	1,534	1,759
Income from continuing operations before income tax expense (benefit)	347	140	639	77
Income tax expense (benefit) from continuing operations	64	40	158	(83)
Net income from continuing operations	283	100	481	160
Income from discontinued operations, net of tax	40	(1,027)	69	6
Net income	$323	$(927)	$550	$166
Basic and diluted earnings per common share:
Net income (loss) from continuing operations	$0.45	$(0.24)	$0.73	$(0.58)
Net income (loss)	0.54	(2.73)	0.87	(0.57)
Market price per common share:
High closing	$25.21		$25.21
Low closing	23.46		23.46
Period end closing	23.91		23.91

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents selected balance sheet and ratio data.

	At and for the three months ended June 30,		At and for the six months ended June 30,
($ in millions)	2014	2013	2014	2013
Selected period-end balance sheet data:
Total assets	$149,937	$150,627	$149,937	$150,627
Long-term debt	$67,913	$64,534	$67,913	$64,534
Preferred stock	$1,255	$6,940	$1,255	$6,940
Total equity	$14,878	$19,165	$14,878	$19,165
Financial ratios
Return on average assets (a)	0.87%	(2.45)%	0.74%	0.21%
Return on average equity (a)	8.84%	(18.76)%	7.65%	1.68%
Return on average tangible common equity (b)	7.72%	(35.96)%	6.28%	(3.74)%
Equity to assets (a)	9.79%	13.07%	9.66%	12.23%
Net interest spread (a)(c)	2.35%	1.51%	2.31%	1.59%
Net interest spread excluding original issue discount (a)(c)	2.52%	1.75%	2.47%	1.82%
Net yield on interest-earning assets (a)(d)	2.49%	1.85%	2.45%	1.88%
Net yield on interest-earning assets excluding original issue discount (a)(c)	2.63%	2.04%	2.58%	2.05%
Regulatory capital ratios
Tier 1 capital (to risk-weighted assets) (d)	12.33%	15.45%	12.33%	15.45%
Total risk-based capital (to risk-weighted assets) (f)	13.20%	16.48%	13.20%	16.48%
Tier 1 leverage (to adjusted quarterly average assets) (g)	10.72%	13.16%	10.72%	13.16%
Total equity	$14,878	$19,165	$14,878	$19,165
Goodwill and certain other intangibles	(27)	(188)	(27)	(188)
Unrealized gains and other adjustments	(1,466)	(1,862)	(1,466)	(1,862)
Trust preferred securities	2,545	2,544	2,545	2,544
Tier 1 capital (e)	15,930	19,659	15,930	19,659
Preferred stock	(1,255)	(6,940)	(1,255)	(6,940)
Trust preferred securities	(2,545)	(2,544)	(2,545)	(2,544)
Tier 1 common capital (non-GAAP) (h)	$12,130	$10,175	$12,130	$10,175
Risk-weighted assets (i)	$129,241	$127,248	$129,241	$127,248
Tier 1 common (to risk-weighted assets) (h)	9.39%	8.00%	9.39%	8.00%
Basel I to estimated Basel III reconciliation
Tier 1 common capital (non-GAAP) (g) — Basel I	$12,130		$12,130
Adjustments from Basel I to Basel III	494		494
Estimated common equity Tier 1 — Basel III (fully phased-in)	$12,624		$12,624
Risk-weighted assets (h) — Basel I	$129,241		$129,241
Adjustments from Basel I to Basel III	3,847		3,847
Estimated risk-weighted assets — Basel III (fully phased-in)	$133,088		$133,088
Estimated common equity Tier 1 ratio — Basel III (fully phased-in)	9.49%		9.49%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Overview
Ally Financial Inc. (formerly GMAC Inc.) is a leading, independent, financial services firm. Founded in 1919, we are a leading automotive financial services company with approximately 95 years of experience, providing a broad array of financial products and services to automotive dealers and their customers. We operate as a financial holding company and a bank holding company. Our banking subsidiary, Ally Bank, is an indirect wholly owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (internet, telephone, mobile, and mail) banking market.
Initial Public Offering of Common Stock and Stock Split
In April 2014, we completed an initial public offering (IPO) of 95 million shares of common stock at $25 per share. Proceeds from the offering amounted to $2.4 billion, which were obtained by the U.S. Department of the Treasury (Treasury) as the single selling stockholder. In May 2014, the underwriters on the IPO elected to partially exercise the over-allotment option to purchase an additional 7,245,670 shares of Ally common stock at the IPO price of $25 per share. In connection with the IPO, we effected a 310-for-one stock split on shares of our common stock, $0.01 par value per share. Accordingly, all references in this MD&A and in the Condensed Consolidated Financial Statements to share and per share amounts relating to common stock have been adjusted, on a retroactive basis, to recognize the 310-for-one stock split.
Discontinued Operations
We committed to dispose of certain operations of our Automotive Finance operations, Insurance operations, Mortgage operations, and Corporate Finance, and have classified these operations as discontinued. For all periods presented, the operating results for these operations have been removed from continuing operations. Refer to Note 2 to the Condensed Consolidated Financial Statements for more details. The MD&A has been adjusted to exclude discontinued operations unless otherwise noted.
Primary Lines of Business
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, and Mortgage are our primary lines of business. The following table summarizes the operating results excluding discontinued operations of each line of business. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2014	2013	Favorable/ (unfavorable) % change	2014	2013	Favorable/ (unfavorable) % change
Total net revenue (loss)
Dealer Financial Services
Automotive Finance operations	$946	$837	13	$1,830	$1,692	8
Insurance operations	306	340	(10)	593	660	(10)
Mortgage operations	21	9	133	39	24	63
Corporate and Other	(42)	(156)	73	(89)	(320)	72
Total	$1,231	$1,030	20	$2,373	$2,056	15
Income (loss) from continuing operations before income tax expense (benefit)
Dealer Financial Services
Automotive Finance operations	$461	$382	21	$800	$725	10
Insurance operations	(23)	45	(151)	51	106	(52)
Mortgage operations	27	(43)	163	44	(247)	118
Corporate and Other	(118)	(244)	52	(256)	(507)	50
Total	$347	$140	148	$639	$77	n/m
n/m = not meaningful

•
Our Dealer Financial Services operations offer a wide range of financial services and products to retail automotive consumers and automotive dealerships. Our Dealer Financial Services consist of two separate reportable segments — Automotive Finance and Insurance operations. Our automotive finance services include providing retail installment sales financing, loans, and leases; offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers; fleet financing, and vehicle remarketing services.

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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

•
Our ongoing Mortgage operations include the management of our held-for-investment mortgage portfolio. During the second quarter of 2014, we began to execute bulk purchases of mortgage loans that were originated by third parties and serviced by others. We expect this activity to continue to be a focus of our ongoing Mortgage operations as a part of treasury asset liability management (ALM) activities.

•
Corporate and Other primarily consists of Corporate Finance, centralized corporate treasury activities, such as management of the cash and corporate investment securities portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and ALM activities. Corporate and Other also includes certain equity investments, overhead that was previously allocated to operations that have since been sold or classified as discontinued operations, and reclassifications and eliminations between the reportable operating segments. Corporate Finance provides senior secured commercial-lending products to primarily U.S.-based middle market companies. Effective May 1, 2014, Corporate Finance was aligned under Ally Bank, allowing this business to have a more competitive source of funding.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by line of business.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2014	2013	Favorable/ (unfavorable) % change	2014	2013	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$2,103	$2,008	5	$4,178	$3,964	5
Interest expense	728	881	17	1,440	1,762	18
Depreciation expense on operating lease assets	509	499	(2)	1,051	934	(13)
Net financing revenue	866	628	38	1,687	1,268	33
Other revenue
Net servicing income (loss)	7	7	—	16	(112)	n/m
Insurance premiums and service revenue earned	249	258	(3)	490	517	(5)
Gain (loss) on mortgage and automotive loans, net	6	(1)	n/m	6	37	(84)
Loss on extinguishment of debt	(7)	—	(100)	(46)	—	(100)
Other gain on investments, net	41	64	(36)	84	115	(27)
Other income, net of losses	69	74	(7)	136	231	(41)
Total other revenue	365	402	(9)	686	788	(13)
Total net revenue	1,231	1,030	20	2,373	2,056	15
Provision for loan losses	63	89	29	200	220	9
Noninterest expense
Compensation and benefits expense	215	252	15	469	537	13
Insurance losses and loss adjustment expenses	188	146	(29)	256	261	2
Other operating expenses	418	403	(4)	809	961	16
Total noninterest expense	821	801	(2)	1,534	1,759	13
Income from continuing operations before income tax expense (benefit)	347	140	148	639	77	n/m
Income tax expense (benefit) from continuing operations	64	40	(60)	158	(83)	n/m
Net income from continuing operations	$283	$100	183	$481	$160	n/m
n/m = not meaningful
We earned net income from continuing operations of $283 million and $481 million for the three months and six months ended June 30, 2014, respectively, compared to $100 million and $160 million for the three months and six months ended June 30, 2013, respectively. Net income from continuing operations for the three months and six months ended June 30, 2014 was favorably impacted by lower funding costs resulting from the maturity and repayment of higher-cost debt, and lower original issue discount (OID) amortization expense related to bond maturities and normal monthly amortization. Additional favorability was due to our Mortgage operations, as results for the three months and six months ended June 30, 2013 were unfavorably impacted by the valuation of our mortgage servicing rights (MSRs) portfolio, which was sold during the second quarter of 2013. These items were partially offset by higher weather-related losses at our Insurance operations, lower realized investment gains, and higher depreciation expense related to higher lease asset balances as a result of strong lease origination volume.
Total financing revenue and other interest income increased $95 million and $214 million for the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013. These increases resulted primarily from an increase in operating lease revenue for our Automotive Finance operations driven primarily by higher lease asset balances as a result of strong origination volume and increases in lease remarketing gains driven by strong used vehicle prices and increased termination volume. This increase was partially offset by lower mortgage loan production as a result of the wind-down of our consumer held-for-sale portfolio and runoff of our held-for-investment portfolio.
Interest expense decreased 17% and 18% for the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to lower funding costs as a result of continued deposit growth, the repayment of higher-cost legacy debt, and a decrease in OID amortization expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Depreciation expense on operating lease assets increased $10 million and $117 million for the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to higher lease asset balances as a result of strong lease origination volume, partially offset by higher lease remarketing gains driven by strong used vehicle prices and increased termination volume.
We earned net servicing income of $7 million and $16 million for the three months and six months ended June 30, 2014, respectively, compared to net servicing income of $7 million and a net servicing loss of $112 million for the same periods in 2013. The increase for the six months ended June 30, 2014, was primarily due to the completed sales of our agency MSRs portfolio in the second quarter of 2013.
Gain on mortgage and automotive loans increased $7 million and decreased $31 million for the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase for the three months ended June 30, 2014 was driven by the completed sale of a $40 million student lending portfolio. The decrease for the six months ended June 30, 2014 was primarily related to our decision to cease mortgage-lending production through our direct lending channel, and margins associated with government-sponsored refinancing programs, partially offset by the completed sale of the student lending portfolio. Furthermore, while we continue to evaluate opportunistic use of whole-loan sales as a source of funding in our Automotive Finance operations, we have not executed any whole-loan sales during the three months and six months ended June 30, 2014, and have primarily focused on securitization and deposit-based funding sources.
We incurred a loss on extinguishment of debt of $7 million and $46 million for the three months and six months ended June 30, 2014, respectively, compared to no such activity for the same periods in 2013. These increases were due to the accelerated recognition of issuance expenses related to calls of redeemable debt during the three months and six months ended June 30, 2014.
Other gain on investments, net, decreased 36% and 27% for the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to fewer sales of equity investments.
Other income, net of losses, decreased $5 million and $95 million for the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decreases were primarily due to lower fee income and net origination revenue related to our exit from consumer mortgage-lending production associated with government-sponsored refinancing programs, partially offset by higher remarketing fee income.
The provision for loan losses was $63 million and $200 million for the three months and six months ended June 30, 2014, respectively, compared to $89 million and $220 million for the same periods in 2013. The decreases were primarily due to lower reserve requirements in our Mortgage operations as a result of the continued runoff of legacy mortgage assets and lower net charge-offs. The decreases were partially offset by the continued execution of our underwriting strategy to originate consumer automotive assets across a broad credit spectrum, and growth in our consumer automotive portfolio.
Total noninterest expense increased $20 million and decreased $225 million for the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase for the three months ended June 30, 2014 was primarily the result of higher weather-related losses at our Insurance operations and expenses incurred related to the completion of our IPO in April 2014, partially offset by lower noninterest expense at our Mortgage operations due to our exit of all non-strategic mortgage-related activities. The decrease for the six months ended June 30, 2014 was primarily due to our exit of all non-strategic mortgage-related activities and included lower broker fees from consumer mortgage-lending production associated with government-sponsored refinancing programs, and lower representation and warranty expense.
We recognized total income tax expense from continuing operations of $64 million and $158 million for the three months and six months ended June 30, 2014, respectively, compared to income tax expense of $40 million and an income tax benefit of $83 million for the same periods in 2013. The increase in income tax expense for the three months ended June 30, 2014, was driven by tax expense attributable to higher pretax earnings partially offset by a reduction in the liability for unrecognized tax benefits of approximately $62 million that was recorded as a result of the completion of the U.S. federal audit related to our 2009 - 2011 tax years. The increase in income tax expense for the six months ended June 30, 2014, was driven by tax expense attributable to higher pretax earnings and certain tax benefits recorded in the six months ended June 30, 2013, which did not occur in the six months ended June 30, 2014, related to the 2013 retroactive reinstatement of the active financing exception by the American Taxpayer Relief Act of 2012 and from the 2013 release of valuation allowance related to the measurement of foreign tax credit carryforwards anticipated to be utilized in the future.
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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2014	2013	Favorable/ (unfavorable) % change	2014	2013	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$763	$750	2	$1,502	$1,479	2
Commercial	262	268	(2)	526	549	(4)
Operating leases	884	788	12	1,754	1,522	15
Other interest income	2	6	(67)	5	13	(62)
Total financing revenue and other interest income	1,911	1,812	5	3,787	3,563	6
Interest expense	518	536	3	1,032	1,079	4
Depreciation expense on operating lease assets	509	499	(2)	1,051	934	(13)
Net financing revenue	884	777	14	1,704	1,550	10
Other revenue
Servicing fees	7	16	(56)	16	35	(54)
Other income	55	44	25	110	107	3
Total other revenue	62	60	3	126	142	(11)
Total net revenue	946	837	13	1,830	1,692	8
Provision for loan losses	99	88	(13)	258	200	(29)
Noninterest expense
Compensation and benefits expense	106	104	(2)	229	217	(6)
Other operating expenses	280	263	(6)	543	550	1
Total noninterest expense	386	367	(5)	772	767	(1)
Income from continuing operations before income tax expense (benefit)	$461	$382	21	$800	$725	10
Total assets	$111,334	$107,485	4	$111,334	$107,485	4
Our Automotive Finance operations earned income from continuing operations before income tax expense of $461 million and $800 million for the three months and six months ended June 30, 2014, respectively, compared to $382 million and $725 million for the three months and six months ended June 30, 2013, respectively. Results for the three months and six months ended June 30, 2014 were favorably impacted by higher operating lease revenue driven by continued growth in the operating lease portfolio and increases in lease remarketing gains driven by strong used vehicles prices and increases in termination volumes. Lease terminations increased 149% and 121% for the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The favorability was partially offset by lower commercial revenue, higher depreciation expense due to the growth in the operating lease portfolio, lower servicing fees, and higher provision for loan losses.
Consumer financing revenue increased $13 million and $23 million for the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to continued growth in the used, non-GM, and non-Chrysler vehicle portfolios due to the continued strategic focus beyond the new GM and new Chrysler markets. The increases were partially offset by lower yields as a result of the competitive market environment for automotive financing.
Commercial financing revenue decreased $6 million and $23 million for the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to lower yields as a result of sharply increased competition in the wholesale marketplace.
Operating lease revenue increased 12% and 15% for the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to higher lease asset balances as a result of strong origination volume.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Depreciation expense on operating lease assets increased $10 million and $117 million for the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to higher lease asset balances as a result of strong lease origination volume, partially offset by higher lease remarketing gains driven by strong used vehicles prices and increases in termination volumes. We recognized gains of $168 million and $277 million for the three months and six months ended June 30, 2014, respectively, compared to gains of $91 million and $155 million for the same periods in 2013.
Servicing fee income decreased $9 million and $19 million for the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to lower levels of off-balance sheet retail serviced assets.
Other income increased $11 million and $3 million for the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to higher remarketing fee income.
The provision for loan losses was $99 million and $258 million for the three months and six months ended June 30, 2014, respectively, compared to $88 million and $200 million for the same periods in 2013. The increases were primarily due to the continued execution of our underwriting strategy to originate consumer automotive assets across a broad credit spectrum, and growth in our consumer automotive portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing Volume
The following tables summarize our new and used vehicle consumer financing volume, including lease, and our share of consumer sales in the United States.

	Consumer automotive financing volume		% Share of manufacturer consumer sales
Three months ended June 30, (units in thousands)	2014	2013	2014	2013
GM new vehicles	166	161	28	29
Chrysler new vehicles	47	58	11	16
Other non-GM and non-Chrysler new vehicles	30	21
Used vehicles	151	125
Total consumer automotive financing volume	394	365

	Consumer automotive financing volume		% Share of manufacturer consumer sales
Six months ended June 30, (units in thousands)	2014	2013	2014	2013
GM new vehicles	310	312	28	30
Chrysler new vehicles	79	129	10	19
Other non-GM and non-Chrysler new vehicles	53	40
Used vehicles	293	251
Total consumer automotive financing volume	735	732
Consumer automotive financing volume increased during the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase for the three months ended June 30, 2014, was primarily a result of an increase in used vehicle volume and non-GM and non-Chrysler vehicle originations, as well as strong GM lease volume, partially offset by a decrease in Chrysler originations as a result of the expiration of our operating agreement on April 30, 2013, and lower GM new retail subvented volume.
The following tables present the total U.S. consumer origination dollars and percentage mix by product type.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2014	2013	2014	2013
GM new vehicles
New retail standard	$1,947	$1,608	18	16
New retail subvented	861	1,255	8	13
Lease	2,708	2,151	25	22
Total GM new vehicle originations	5,516	5,014
Chrysler new vehicles
New retail standard	1,021	952	9	10
New retail subvented	—	159	—	2
Lease	365	587	3	6
Total Chrysler new vehicle originations	1,386	1,698
Other new retail vehicles	826	594	8	6
Other lease	132	30	1	1
Used vehicles	3,080	2,498	28	25
Total consumer automotive financing originations	$10,940	$9,834

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2014	2013	2014	2013
GM new vehicles
New retail standard	$3,475	$3,104	17	16
New retail subvented	1,721	2,546	9	13
Lease	5,040	4,034	25	21
Total GM new vehicle originations	10,236	9,684
Chrysler new vehicles
New retail standard	1,729	1,998	9	10
New retail subvented	—	390	—	2
Lease	622	1,376	3	7
Total Chrysler new vehicle originations	2,351	3,764
Other new retail vehicles	1,458	1,102	7	6
Other lease	214	68	1	1
Used vehicles	5,873	4,948	29	25
Total consumer automotive financing originations	$20,132	$19,566
During the three months and six months ended June 30, 2014, total GM new vehicle originations increased, compared to the same periods in 2013, primarily due to strong lease and new retail standard volume, partially offset by lower new retail subvented volume. Chrysler new volume decreased primarily as a result of lower penetration after the expiration of our operating agreement on April 30, 2013. Other new retail, other lease, and used vehicle originations increased 29% and 23% for the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013 due to the continued strategic focus beyond the new GM and new Chrysler markets.
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

	Average balance		% Share of manufacturer franchise dealer inventory
Three months ended June 30, ($ in millions)	2014	2013	2014	2013
GM new vehicles (a)	$17,275	$15,753	65	68
Chrysler new vehicles (a)	7,657	6,825	45	52
Other non-GM and non-Chrysler new vehicles	3,011	2,650
Used vehicles	2,954	3,021
Total commercial wholesale finance receivables	$30,897	$28,249

(a)	Share of dealer inventory based on a 4-point average of dealer inventory (excludes in-transit units).

	Average balance		% Share of manufacturer franchise dealer inventory
Six months ended June 30, ($ in millions)	2014	2013	2014	2013
GM new vehicles (a)	$16,978	$15,950	64	68
Chrysler new vehicles (a)	7,838	6,965	46	53
Other non-GM and non-Chrysler new vehicles	3,026	2,588
Used vehicles	2,990	3,035
Total commercial wholesale finance receivables	$30,832	$28,538

(a)	Share of dealer inventory based on a 7-point average of dealer inventory (excludes in-transit units).
Commercial wholesale financing average volume increased during the three months and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to growing dealer inventories required to support increasing automotive industry sales. Wholesale

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

penetration with GM and Chrysler decreased during the three months and six months ended June 30, 2014, compared to the same periods in 2013, as a result of increased competition in the wholesale marketplace. These decreases in penetration were partially offset by increases in other non-GM and non-Chrysler volume.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance Operations
Results of Operations
The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2014	2013	Favorable/ (unfavorable) % change	2014	2013	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$249	$258	(3)	$490	$517	(5)
Investment income	54	77	(30)	97	135	(28)
Other income	3	5	(40)	6	8	(25)
Total insurance premiums and other income	306	340	(10)	593	660	(10)
Expense
Insurance losses and loss adjustment expenses	188	146	(29)	256	261	2
Acquisition and underwriting expense
Compensation and benefits expense	15	16	6	31	31	—
Insurance commissions expense	93	93	—	183	185	1
Other expenses	33	40	18	72	77	6
Total acquisition and underwriting expense	141	149	5	286	293	2
Total expense	329	295	(12)	542	554	2
(Loss) income from continuing operations before income tax expense (benefit)	$(23)	$45	(151)	$51	$106	(52)
Total assets	$7,232	$7,336	(1)	$7,232	$7,336	(1)
Insurance premiums and service revenue written	$266	$271	(2)	$510	$505	1
Combined ratio (a)	130.9%	112.9%		109.7%	106.3%

(a)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other fee income.

Our Insurance operations incurred a loss from continuing operations before income tax expense of $23 million for the three months ended June 30, 2014, compared to income of $51 million for the six months ended June 30, 2014. Income from continuing operations before income tax expense was $45 million and $106 million for the three months and six months ended June 30, 2013, respectively. The decreases were primarily due to higher weather-related losses from severe hailstorms in the Midwest during the second quarter resulting in record wholesale floorplan weather losses, as well as lower realized investment gains.
Insurance premiums and service revenue earned was $249 million and $490 million for the three months and six months ended June 30, 2014, respectively, compared to $258 million and $517 million for the same periods in 2013. The decreases were primarily due to the wind-down of our Canadian personal lines portfolio, partially offset by higher earned premium due to higher inventory levels in our wholesale business.
Investment income totaled $54 million and $97 million for the three months and six months ended June 30, 2014, respectively, compared to $77 million and $135 million for the same periods in 2013. The decreases were primarily due to lower realized investment gains.
Insurance losses and loss adjustment expenses totaled $188 million and $256 million for the three months and six months ended June 30, 2014, respectively, compared to $146 million and $261 million for the same periods in 2013. The increase for the three months ended June 30, 2014, was primarily due to higher weather-related losses from severe hailstorms in the Midwest during the second quarter resulting in record wholesale floorplan weather losses. This primarily drove the increase in the combined ratio to 130.9% for the three months ended June 30, 2014 compared to 112.9% for the same period in 2013. The decrease for the six months ended June 30, 2014, primarily related to lower non-weather losses driven by the wind-down of the Canadian personal lines portfolio and lower losses in line with earned premium.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows premium and service revenue written by insurance product.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Vehicle service contracts
New retail	$110	$116	$205	$214
Used retail	131	133	258	258
Reinsurance	(39)	(34)	(74)	(67)
Total vehicle service contracts	202	215	389	405
Wholesale	48	45	92	72
Other finance and insurance (a)	16	11	29	28
Total	$266	$271	$510	$505

(a)	Other finance and insurance includes Guaranteed Automobile Protection (GAP) coverage, excess wear and tear, and other ancillary products.
Insurance premiums and service revenue written was $266 million and $510 million for the three months and six months ended June 30, 2014, respectively, compared to $271 million and $505 million for the same periods in 2013. Insurance premiums and service revenue written decreased for the three months ended June 30, 2014, due to the continued increase in lease originations which do not translate into vehicle service contracts, as well as increased vehicle service reinsurance participation, which is in line with the market. The increase for the six months ended June 30, 2014, is primarily resulting from higher wholesale premium driven by non-renewal of our catastrophic reinsurance policy, partially offset by a market shift into leasing.
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
The following table summarizes the composition of the cash and investment portfolio held at fair value by our Insurance operations.

($ in millions)	June 30, 2014	December 31, 2013
Cash
Noninterest-bearing cash	$157	$166
Interest-bearing cash	1,242	810
Total cash	1,399	976
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	387	568
U.S. States and political subdivisions	386	315
Foreign government	248	288
Mortgage-backed	1,058	1,102
Asset-backed	29	37
Corporate debt	1,012	1,069
Total debt securities	3,120	3,379
Equity securities	849	940
Total available-for-sale securities	3,969	4,319
Total cash and securities	$5,368	$5,295

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Operations
Results of Operations
The following table summarizes the operating results for our Mortgage operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2014	2013	Favorable/ (unfavorable) % change	2014	2013	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$73	$93	(22)	$149	$215	(31)
Interest expense	61	78	22	123	166	26
Net financing revenue	12	15	(20)	26	49	(47)
Servicing fees	—	3	(100)	—	66	(100)
Servicing asset valuation and hedge activities, net	—	(12)	100	—	(213)	100
Total servicing income (loss), net	—	(9)	100	—	(147)	100
Gain (loss) on mortgage loans, net	6	(1)	n/m	6	37	(84)
Other income, net of losses	3	4	(25)	7	85	(92)
Total other revenue (loss)	9	(6)	n/m	13	(25)	152
Total net revenue	21	9	133	39	24	63
Provision for loan losses	(25)	6	n/m	(48)	26	n/m
Noninterest expense
Compensation and benefits expense	2	3	33	6	28	79
Representation and warranty expense	—	(2)	(100)	1	81	99
Other operating expenses	17	45	62	36	136	74
Total noninterest expense	19	46	59	43	245	82
Income (loss) from continuing operations before income tax expense (benefit)	$27	$(43)	163	$44	$(247)	118
Total assets	$7,640	$9,061	(16)	$7,640	$9,061	(16)
n/m = not meaningful
Our Mortgage operations earned income from continuing operations before income tax expense of $27 million and $44 million for the three months and six months ended June 30, 2014, respectively, compared to incurring a loss from continuing operations before income tax expense of $43 million and $247 million for the three months and six months ended June 30, 2013, respectively. Results for the three months and six months ended June 30, 2013, were unfavorably impacted by the valuation of our MSR portfolio, which was sold during the second quarter of 2013, as well as the representation and warranty expense associated with the portfolio. Favorability during the three months and six months ended June 30, 2014, was the result of lower noninterest expense driven by our exit in 2013 of all non-strategic mortgage-related activities, including consumer mortgage-lending production associated with government-sponsored refinancing programs, and our agency MSR portfolio, as well as lower provision for loan losses.
Net financing revenue was $12 million and $26 million for the three months and six months ended June 30, 2014, respectively, compared to $15 million and $49 million for the same periods in 2013. The decreases in net financing revenue were primarily due to the wind-down of our consumer held-for-sale portfolio and runoff of our held-for-investment portfolio, partially offset by lower interest expense as a result of lower funding costs.
We earned no net servicing income for the three months and six months ended June 30, 2014, compared to a net servicing loss of $9 million and $147 million for the same periods in 2013, due to the completed sales of our agency MSR portfolio during the second quarter of 2013.
The net gain on mortgage loans increased $7 million for the three months ended June 30, 2014, and decreased $31 million for the six months ended June 30, 2014, compared to the same periods in 2013. The increase for the three months ended June 30, 2014 was driven by the completed sale of a $40 million student lending portfolio. The decrease for the six months ended June 30, 2014 was primarily related to our decision to cease mortgage-lending production through our direct lending channel, and margins associated with government-sponsored refinancing programs, partially offset by the completed sale of the student lending portfolio.
Other income, net of losses, was $3 million and $7 million for the three months and six months ended June 30, 2014, respectively, compared to $4 million and $85 million for the same periods in 2013. The decreases were primarily due to lower fee income and net

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

origination revenue related to our exit from consumer mortgage-lending production associated with government-sponsored refinancing programs.
The provision for loan losses decreased $31 million and $74 million for the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decreases were primarily due to lower reserve requirements as a result of the continued runoff of legacy mortgage assets, lower net charge-offs in 2014, and improvements in home prices.
Total noninterest expense decreased $27 million and $202 million for the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decreases were primarily due to our exit of all non-strategic mortgage-related activities, and included lower broker fees from consumer mortgage-lending production associated with government-sponsored refinancing programs, lower compensation and benefits expense driven by the exit of our consumer held-for-sale portfolio strategies, and lower representation and warranty expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate and Other
The following table summarizes the activities of Corporate and Other excluding discontinued operations for the periods shown. Corporate and Other primarily consists of Corporate Finance, centralized corporate treasury activities, such as management of the cash and corporate investment securities portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes certain equity investments, overhead that was previously allocated to operations that have since been sold or classified as discontinued operations, and reclassifications and eliminations between the reportable operating segments. Corporate Finance provides senior secured commercial-lending products to primarily U.S.-based middle market companies. Effective May 1, 2014, Corporate Finance was aligned under Ally Bank, allowing this business to have a more competitive source of funding.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2014	2013	Favorable/ (unfavorable) % change	2014	2013	Favorable/ (unfavorable) % change
Net financing loss
Total financing revenue and other interest income	$90	$71	27	$184	$124	48
Interest expense
Original issue discount amortization	50	64	22	98	124	21
Other interest expense	86	186	54	160	358	55
Total interest expense	136	250	46	258	482	46
Net financing loss (a)	(46)	(179)	74	(74)	(358)	79
Other revenue
Loss on extinguishment of debt	(7)	—	n/m	(46)	—	n/m
Other gain on investments, net	2	—	n/m	16	3	n/m
Other income, net of losses	9	23	(61)	15	35	(57)
Total other revenue	4	23	(83)	(15)	38	(139)
Total net loss	(42)	(156)	73	(89)	(320)	72
Provision for loan losses	(11)	(5)	120	(10)	(6)	67
Total noninterest expense (b)	87	93	6	177	193	8
Loss from continuing operations before income tax expense (benefit)	$(118)	$(244)	52	$(256)	$(507)	50
Total assets	$23,731	$26,745	(11)	$23,731	$26,745	(11)
n/m = not meaningful

(a)	Refer to the table that follows for further details on the components of net financing loss.

(b)
Includes a reduction of $161 million and $346 million for the three months and six months ended June 30, 2014, respectively, and $178 million and $371 million for the three months and six months ended June 30, 2013, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes the components of net financing losses for Corporate and Other.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Original issue discount amortization (a)	$(50)	$(64)	$(98)	$(124)
Net impact of the funds transfer pricing methodology
Unallocated liquidity costs (b)	6	(129)	(8)	(216)
Funds-transfer pricing / cost of funds mismatch (c)	129	47	277	111
Unassigned equity costs (d)	(151)	(46)	(282)	(155)
Total net impact of the funds transfer pricing methodology	(16)	(128)	(13)	(260)
Other (including Corporate Finance net financing revenue)	20	13	37	26
Total net financing losses for Corporate and Other	$(46)	$(179)	$(74)	$(358)
Outstanding original issue discount balance	$1,491	$1,716	$1,491	$1,716

(a)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Represents the unallocated cost of funding our cash and investment portfolio.

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

(d)	Primarily represents the unassigned cost of maintaining required capital positions for certain of our regulated entities, primarily Ally Bank and Ally Insurance.
The following table presents the scheduled remaining amortization of original issue discount at June 30, 2014.

Year ended December 31, ($ in millions)	2014	2015	2016	2017	2018	2019 and thereafter (a)	Total
Original issue discount
Outstanding balance	$1,401	$1,344	$1,278	$1,200	$1,108	$—
Total amortization (b)	90	57	66	78	92	1,108	$1,491

(a)	The maximum annual scheduled amortization for any individual year is $158 million in 2030.

(b)	The amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Comprehensive Income.
Loss from continuing operations before income tax expense for Corporate and Other was $118 million and $256 million for the three months and six months ended June 30, 2014, respectively, compared to $244 million and $507 million for the three months and six months ended June 30, 2013, respectively. Corporate and Other’s loss from continuing operations before income tax expense was driven by net financing losses, which primarily represents original issue discount amortization expense and the net impact of our FTP methodology, which includes the unallocated cost of maintaining our liquidity and investment portfolios. The improvement in the loss from continuing operations before income tax expense for the three months and six months ended June 30, 2014 was primarily due to decreases in OID amortization expense related to bond maturities and normal monthly amortization, lower funding costs as a result of maturity and repayment of high cost debt. The improvement was partially offset by a loss on extinguishment of debt due to the accelerated recognition of issuance expenses related to calls of redeemable debt during the three months and six months ended June 30, 2014.
Corporate and Other also includes the results of Corporate Finance. Corporate Finance earned income from continuing operations before income tax expense of $27 million and $37 million for the three months and six months ended June 30, 2014, respectively, compared to $17 million and $35 million for the three months and six months ended June 30, 2013, respectively. The increase was primarily due to higher net financing revenue resulting from asset growth in the core business as well as recoveries from previously charged-off exposures.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Cash and Investments
The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

($ in millions)	June 30, 2014	December 31, 2013
Cash
Noninterest-bearing cash	$1,190	$1,123
Interest-bearing cash	3,154	3,396
Total cash	4,344	4,519
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	881	859
Mortgage-backed	9,786	9,718
Asset-backed	2,112	2,183
Total debt securities	12,779	12,760
Equity securities	—	4
Total available-for-sale securities	12,779	12,764
Total cash and securities	$17,123	$17,283

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Risk Management
Managing the risk/reward trade-off is a fundamental component of operating our businesses. Our risk management program is overseen by the Ally Board of Directors (the Board), various risk committees, the executive leadership team, and our associates. The Risk and Compliance Committee of the Board sets the risk appetite across our company while the risk committees, executive leadership team, and our associates identify and monitor potential risks and manage those risks to be within our risk appetite. Ally's primary risks include credit, lease residual, market, operational, insurance/underwriting, and liquidity. For more information on our risk management process, refer to the Risk Management MD&A section of our 2013 Annual Report on Form 10-K.
Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	June 30, 2014	December 31, 2013
Finance receivables and loans
Dealer Financial Services	$91,155	$90,220
Mortgage operations	7,847	8,444
Corporate and Other	1,776	1,664
Total finance receivables and loans	100,778	100,328
Held-for-sale loans
Dealer Financial Services	—	—
Mortgage operations	3	16
Corporate and Other	—	19
Total held-for-sale loans	3	35
Total on-balance sheet loans	$100,781	$100,363
Off-balance sheet securitized loans
Dealer Financial Services	$659	$899
Mortgage operations	—	—
Corporate and Other	—	—
Total off-balance sheet securitized loans	$659	$899
Operating lease assets
Dealer Financial Services	$18,814	$17,680
Mortgage operations	—	—
Corporate and Other	—	—
Total operating lease assets	$18,814	$17,680
Serviced loans and leases
Dealer Financial Services	$112,255	$111,589
Mortgage operations (a)	7,783	8,333
Corporate and Other	1,273	1,498
Total serviced loans and leases	$121,311	$121,420

(a)	Represents primary mortgage loan-servicing portfolio only, which includes on-balance sheet loans of $7.8 billion and $8.3 billion at June 30, 2014, and December 31, 2013, respectively.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Credit Risk Management
Credit risk is defined as the potential failure to receive payments when due from an obligor in accordance with contractual obligations. Therefore, credit risk is a major source of potential economic loss to us. Credit risk is monitored by several groups and functions throughout the organization, including enterprise and line of business committees and the Enterprise Risk Management organization. Together they oversee the credit decisioning and management processes, and monitor credit risk exposures to ensure they are managed in a safe-and-sound manner and are within our risk appetite. In addition, our Loan Review Group provides an independent assessment of the quality of our credit portfolios and credit risk management practices, and directly reports its findings to the Risk and Compliance Committee of the Board on a regular basis.
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
During the three months and six months ended June 30, 2014, the U.S. economy likely resumed expansion after severe winter weather earlier in the year. Labor market conditions improved further during the period, with nonfarm payrolls increasing by an average of 272,000 per month and the unemployment rate averaging 6.2%. Within the U.S. automotive market, new vehicle sales were much stronger quarter to quarter at a Seasonally Adjusted Annual Rate of 16.5 million. We continue to be cautious with the economic outlook given the recent weakness in real personal consumption expenditures and expected higher interest rates as the Federal Reserve normalizes monetary policy.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and held-for-sale loans. At June 30, 2014, this primarily included $91.2 billion of automobile finance receivables and loans and $7.9 billion of mortgage finance receivables and loans. Within our on-balance sheet portfolio, we have elected to account for certain mortgage loans at fair value. Changes in the fair value of loans are classified as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income. During 2013, we sold our mortgage business lending operations, completed the sales of agency MSRs, and exited the correspondent and direct lending channels. Our ongoing Mortgage operations are limited to the management of our held-for-investment mortgage portfolio. During the second quarter of 2014, we began to execute bulk purchases of mortgage loans. We expect this activity to continue to be a focus of our ongoing Mortgage operations.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Consumer
Finance receivables and loans
Loans at historical cost	$65,960	$64,860	$513	$521	$—	$1
Loans at fair value	1	1	—	—	—	—
Total finance receivables and loans	65,961	64,861	513	521	—	1
Loans held-for-sale	3	16	1	9	—	—
Total consumer loans	65,964	64,877	514	530	—	1
Commercial
Finance receivables and loans
Loans at historical cost	34,817	35,467	98	204	—	—
Loans held for sale	—	19	—	—	—	—
Total commercial loans	34,817	35,486	98	204	—	—
Total on-balance sheet loans	$100,781	$100,363	$612	$734	$—	$1

(a)	Includes nonaccrual troubled debt restructured loans (TDRs) of $298 million and $312 million at June 30, 2014, and December 31, 2013, respectively.

(b)
Generally, loans that are 90 days past due and still accruing represent loans with government guarantees. There were no troubled debt restructured loans classified as 90 days past due and still accruing at June 30, 2014 and December 31, 2013.

Total on-balance sheet loans outstanding at June 30, 2014, increased $418 million to $100.8 billion from December 31, 2013, reflecting an increase of $1.1 billion in the consumer portfolio, partially offset by a decrease of $669 million in the commercial portfolio. The increase in consumer on-balance sheet loans was primarily driven by automobile originations, which outpaced portfolio runoff. The decrease in commercial on-balance sheet loans outstanding was primarily driven by the continued competitive environment across the automotive lending market.
Total TDRs outstanding at June 30, 2014, decreased $6 million from December 31, 2013, as we continue our loss mitigation efforts on consumer and commercial loans including continued foreclosure prevention and participation in a variety of government-sponsored refinancing programs. Refer to Note 6 to the Condensed Consolidated Financial Statements for additional information.
Total nonperforming loans at June 30, 2014, decreased $122 million to $612 million from December 31, 2013, reflecting a decrease of $106 million of commercial nonperforming loans and a decrease of $16 million of consumer nonperforming loans. The decrease in total nonperforming loans from December 31, 2013 was driven, in part, by the improved performance of the commercial automobile portfolio. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K for additional information.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer and commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Consumer
Finance receivables and loans at historical cost	$91	$106	0.6%	0.7%	$224	$220	0.7%	0.7%
Commercial
Finance receivables and loans at historical cost	(6)	(3)	(0.1)	—	(6)	(3)	—	—
Total finance receivables and loans at historical cost	$85	$103	0.3%	0.4%	$218	$217	0.4%	0.4%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Net charge-offs were $85 million and $218 million for the three months and six months ended June 30, 2014, respectively, compared to $103 million and $217 million for the three months and six months ended June 30, 2013, respectively. The decrease during the three months ended June 30, 2014, was largely due to the continued runoff of legacy mortgage assets and improvements in home prices. Loans held-for-sale are accounted for at the lower-of-cost or fair value and, therefore, we do not record charge-offs.
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
Consumer Credit Portfolio
During the three months and six months ended June 30, 2014, the credit performance of the consumer portfolio remained strong and reflects the continued execution of our underwriting strategy to originate consumer automotive assets across a broad credit spectrum to include used, nonprime, extended term, non-GM, non-Chrysler, and non-subvented. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K.
The following table includes consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Consumer automobile (c)	$58,114	$56,417	$327	$329	$—	$—
Consumer mortgage	7,846	8,443	186	192	—	1
Total consumer finance receivables and loans	$65,960	$64,860	$513	$521	$—	$1

(a)	Includes nonaccrual troubled debt restructured loans of $233 million and $237 million at June 30, 2014, and December 31, 2013, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at both June 30, 2014, and December 31, 2013.

(c)
Includes $30 million and $1 million of fair value adjustment for loans in hedge accounting relationships at June 30, 2014 and December 31, 2013, respectively. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information.

Total consumer outstanding finance receivables and loans increased $1.1 billion at June 30, 2014 compared with December 31, 2013. This increase was related to our automobile consumer loan originations, which outpaced portfolio runoff. This increase was partially offset by the continued runoff of legacy mortgage assets.
Total consumer nonperforming finance receivables and loans at June 30, 2014 decreased $8 million to $513 million from December 31, 2013. Nonperforming consumer mortgage finance receivables and loans decreased primarily due to seasonality. Refer to Note 6 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans remained flat at 0.8% at both June 30, 2014 and December 31, 2013.
Consumer automotive loans accruing and past due 30 days or more decreased $151 million to $1.2 billion at June 30, 2014, compared with December 31, 2013, primarily due to seasonality.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Consumer automobile	$83	$80	0.6%	0.6%	$204	$173	0.7%	0.6%
Consumer mortgage	8	26	0.4	1.1	20	47	0.5	1.0
Total consumer finance receivables and loans	$91	$106	0.6%	0.7%	$224	$220	0.7%	0.7%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer automobile finance receivables and loans were $83 million and $204 million for the three months and six months ended June 30, 2014, respectively, compared to $80 million and $173 million for the three months and six months ended June 30, 2013, respectively. The increase during the six months ended June 30, 2014, was driven primarily by the change in our portfolio mix as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad credit spectrum and the seasoning of the broader portfolio mix.
Our net charge-offs from total consumer mortgage receivables and loans were $8 million and $20 million for the three months and six months ended June 30, 2014, respectively, compared to $26 million and $47 million for the same periods in 2013. The decreases were driven by continued runoff of legacy mortgage assets and improvements in home prices.
The following table summarizes the unpaid principal balance of total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Consumer automobile	$7,735	$7,066	$14,256	$14,088
Consumer mortgage	—	688	—	6,804
Total consumer loan originations	$7,735	$7,754	$14,256	$20,892
Total automobile-originated loans increased $669 million and $168 million for the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increases were primarily due to increased used, non-GM, and non-Chrysler vehicle originations. Total mortgage-originated loans decreased $688 million and $6.8 billion for the three months and six months ended June 30, 2014, respectively. The declines in loan production were driven by our strategic exit from the direct lending channel and our decision announced on April 17, 2013 to exit the correspondent lending channel and cease production of any new jumbo mortgage loans at that time.
Consumer loan originations retained on-balance sheet as held-for-investment were $7.7 billion and $14.3 billion for the three months and six months ended June 30, 2014, respectively, compared to $7.3 billion and $14.8 billion for the three months and six months ended June 30, 2013, respectively. The increase during the three months ended June 30, 2014, was primarily due to increased used, non-GM, and non-Chrysler vehicle originations.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows the percentage of total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state concentration. Total automobile loans were $58.1 billion and $56.4 billion at June 30, 2014, and December 31, 2013, respectively. Total mortgage and home equity loans were $7.8 billion and $8.4 billion at June 30, 2014 and December 31, 2013, respectively.

	June 30, 2014 (a)		December 31, 2013
	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
Texas	13.4%	5.6%	13.2%	5.8%
California	5.9	29.5	5.8	29.5
Florida	7.1	3.6	7.0	3.6
Pennsylvania	5.3	1.7	5.3	1.7
Illinois	4.5	4.4	4.4	4.4
Michigan	4.1	3.9	4.4	3.9
Georgia	4.1	2.1	4.0	2.1
New York	4.1	1.8	4.3	1.9
Ohio	4.0	0.7	4.0	0.7
North Carolina	3.5	1.9	3.4	1.9
Other United States	44.0	44.8	44.2	44.5
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at June 30, 2014.
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in Texas and California, which represented an aggregate of 21.1% of our total outstanding consumer finance receivables and loans at both June 30, 2014, and December 31, 2013.
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
Repossessed assets in our Automotive Finance operations at June 30, 2014 decreased $25 million to $76 million from December 31, 2013. Foreclosed mortgage assets at June 30, 2014, decreased $2 million to $8 million from December 31, 2013.
Commercial Credit Portfolio
During the three months and six months ended June 30, 2014, the credit performance of the commercial portfolio remained strong, as nonperforming finance receivables and loans improved and no net charge-offs were realized for the period. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes total commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Commercial and industrial
Automobile	$30,051	$30,948	$43	$116	$—	$—
Other (c)	1,776	1,664	51	74	—	—
Commercial real estate — Automobile	2,990	2,855	4	14	—	—
Total commercial finance receivables and loans	$34,817	$35,467	$98	$204	$—	$—

(a)	Includes nonaccrual troubled debt restructured loans of $65 million and $75 million at June 30, 2014, and December 31, 2013, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at June 30, 2014 and December 31, 2013.

(c)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding decreased $650 million to $34.8 billion at June 30, 2014, from December 31, 2013. The commercial and industrial finance receivables and loans outstanding decreased $785 million primarily due to the continued competitive environment across the automotive lending market, partially offset by the increase within Other, representing the corporate finance portfolio, as the growth continues in line with our business strategy.
Total commercial nonperforming finance receivables and loans were $98 million at June 30, 2014, reflecting a decrease of $106 million when compared to December 31, 2013. The decrease was primarily due to our continued efforts to resolve nonperforming loans. Total nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans decreased to 0.3% as of June 30, 2014, from 0.6% as of December 31, 2013.
The following table includes total commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Commercial and industrial
Automobile	$1	$—	—%	—%	$1	$—	—%	—%
Other	(7)	(2)	(1.5)	(0.4)	(7)	(3)	(0.8)	(0.3)
Commercial real estate — Automobile	—	(1)	—	(0.1)	—	—	—	—
Total commercial finance receivables and loans	$(6)	$(3)	(0.1)%	—%	$(6)	$(3)	—%	—%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from commercial finance receivables and loans resulted in $6 million of recoveries for the three months and six months ended June 30, 2014, compared to $3 million of recoveries for the three months and six months ended June 30, 2013, primarily due to our continued efforts to resolve previously charged-off exposures.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $3.0 billion and $2.9 billion at June 30, 2014 and December 31, 2013, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total commercial real estate finance receivables and loans by geographic region. These finance receivables and loans are reported at carrying value before allowance for loan losses.

	June 30, 2014	December 31, 2013
Geographic region
Texas	14.2%	13.2%
Florida	12.0	12.6
Michigan	11.1	11.6
California	9.0	9.2
New York	4.0	4.5
North Carolina	4.0	4.1
Virginia	3.7	3.8
Georgia	3.4	3.1
Pennsylvania	3.2	3.3
Illinois	2.7	2.5
Other United States	32.7	32.1
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

	June 30, 2014	December 31, 2013
Industry
Automotive	89.2%	91.4%
Health/Medical	2.4	1.6
Services	2.2	2.5
Other	6.2	4.5
Total commercial criticized finance receivables and loans	100.0%	100.0%
Total criticized exposures decreased $143 million from December 31, 2013 to $2.0 billion at June 30, 2014, primarily due to our continued efforts to resolve criticized loans.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended June 30, 2014 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at April 1, 2014	$715	$333	$1,048	$144	$1,192
Charge-offs	(143)	(10)	(153)	(4)	(157)
Recoveries	60	2	62	10	72
Net charge-offs	(83)	(8)	(91)	6	(85)
Provision for loan losses	97	(25)	72	(9)	63
Other	—	2	2	(1)	1
Allowance at June 30, 2014	$729	$302	$1,031	$140	$1,171
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2014 (a)	1.3%	3.9%	1.6%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at June 30, 2014 (a)	0.6%	0.4%	0.6%	(0.1)%	0.3%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2014 (a)	223.0%	162.7%	201.1%	142.9%	191.8%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2014	2.2	9.6	2.8	(5.8)	3.4

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Three months ended June 30, 2013 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at April 1, 2013	$599	$451	$1,050	$147	$1,197
Charge-offs	(133)	(31)	(164)	(2)	(166)
Recoveries	53	5	58	5	63
Net charge-offs	(80)	(26)	(106)	3	(103)
Provision for loan losses	92	6	98	(9)	89
Other	(1)	—	(1)	1	—
Allowance at June 30, 2013	$610	$431	$1,041	$142	$1,183
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2013 (a)	1.1%	4.6%	1.6%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at June 30, 2013 (a)	0.6%	1.1%	0.7%	—%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2013 (a)	220.5%	101.5%	148.4%	46.6%	117.6%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2013	1.9	4.1	2.5	(11.7)	2.9

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2014 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2014	$673	$389	$1,062	$146	$1,208
Charge-offs	(323)	(25)	(348)	(5)	(353)
Recoveries	119	5	124	11	135
Net charge-offs	(204)	(20)	(224)	6	(218)
Provision for loan losses	260	(48)	212	(12)	200
Other	—	(19)	(19)	—	(19)
Allowance at June 30, 2014	$729	$302	$1,031	$140	$1,171
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2014 (a)	1.3%	3.9%	1.6%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at June 30, 2014 (a)	0.7%	0.5%	0.7%	—%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2014 (a)	223.0%	162.7%	201.1%	142.9%	191.8%
Ratio of allowance for loan losses to net charge-offs at June 30, 2014	1.8	7.6	2.3	(11.4)	2.7

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Six months ended June 30, 2013 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2013	$575	$452	$1,027	$143	$1,170
Charge-offs	(275)	(55)	(330)	(3)	(333)
Recoveries	102	8	110	6	116
Net charge-offs	(173)	(47)	(220)	3	(217)
Provision for loan losses	199	26	225	(5)	220
Other	9	—	9	1	10
Allowance at June 30, 2013	$610	$431	$1,041	$142	$1,183
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2013 (a)	1.1%	4.6%	1.6%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at June 30, 2013 (a)	0.6%	1.0%	0.7%	—%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2013 (a)	220.5%	101.5%	148.4%	46.6%	117.6%
Ratio of allowance for loan losses to net charge-offs at June 30, 2013	1.8	4.6	2.4	(24.2)	2.7

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at June 30, 2014, declined $10 million compared to June 30, 2013. The decrease was primarily due to lower reserve requirements within our Mortgage operations as a result of continued runoff of legacy mortgage assets. The decrease was largely offset by increases in the allowance for consumer automotive assets due to the continued execution of our underwriting strategy to originate consumer automotive assets across a broad credit spectrum, and growth in our automotive consumer portfolio.
The allowance for commercial loan losses declined $2 million at June 30, 2014, compared to June 30, 2013, primarily as a result of improved portfolio performance.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2014			2013
June 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Consumer automobile	$729	1.3%	62.3%	$610	1.1%	51.6%
Consumer mortgage	302	3.9	25.8	431	4.6	36.4
Total consumer loans	1,031	1.6	88.1	1,041	1.6	88.0
Commercial
Commercial and industrial
Automobile	62	0.2	5.3	59	0.2	5.0
Other	47	2.6	4.0	46	3.1	3.9
Commercial real estate — Automobile	31	1.0	2.6	37	1.4	3.1
Total commercial loans	140	0.4	11.9	142	0.4	12.0
Total allowance for loan losses	$1,171	1.2%	100.0%	$1,183	1.2%	100.0%
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2014	2013	2014	2013
Consumer
Consumer automobile	$97	$92	$260	$199
Consumer mortgage	(25)	6	(48)	26
Total consumer loans	72	98	212	225
Commercial
Commercial and industrial
Automobile	1	(1)	(3)	4
Other	(11)	(5)	(10)	(6)
Commercial real estate — Automobile	1	(3)	1	(3)
Total commercial loans	(9)	(9)	(12)	(5)
Total provision for loan losses	$63	$89	$200	$220
The provision for consumer loan losses decreased $26 million and $13 million for the three months and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decreases were primarily due to the continued runoff of legacy mortgage assets, partially offset by the continued execution of our underwriting strategy to originate consumer automotive assets across a broad credit spectrum, and growth in our automotive consumer portfolio.
Provision for commercial loan losses was flat for the three months ended June 30, 2014, compared to the same period in 2013. For the six months ended June 30, 2014, provision for commercial loan losses decreased $7 million compared to the same period in 2013. This decrease was largely driven by recoveries of previously charged-off exposures.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes the volume of Ally lease terminations and average gain per vehicle in the United States over recent periods. It also summarizes the average sales proceeds on 24-, 36-, 39- and 48-month scheduled lease terminations for those same periods. The actual gain per vehicle and sales proceeds on lease terminations vary based upon the type of vehicle.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Off-lease vehicles remarketed (in units)	85,143	34,159	146,144	66,083
Average gain per vehicle ($ per unit)	$1,978	$2,657	$1,900	$2,346
Average sales proceeds on scheduled lease terminations ($ per unit)
24-month	$19,067	$22,761	$19,092	$21,994
36-month (a)	19,191	16,705	19,179	16,533
39-month (a)	19,465	19,563	19,415	19,717
48-month	17,072	9,669	16,764	13,784

(a)	The majority of our outstanding consumer lease portfolio is comprised of 36- and 39-month leases.
The number of off-lease vehicles remarketed during the three months and six months ended June 30, 2014 more than doubled, reflecting growth in lease originations from 2010-2012 after curtailing lease originations in 2008-2009 as a result of the economic downturn. For more information on our Investment in Operating Leases, refer to Note 7 to the Condensed Consolidated Financial Statements, and Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.
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
Net Interest Income Sensitivity Analysis
Interest rate risk represents our most significant exposure to market risk. We actively monitor the level of exposure so that movements in interest rates do not adversely affect future earnings. We use net interest income sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our financial instruments.
We prepare forward-looking forecasts of net interest income, which take into consideration anticipated future business growth, asset/liability positioning, and interest rates based on the implied forward curve. Simulations are used to assess changes in net interest income in multiple interest rates scenarios relative to the baseline forecast. The changes in net interest income relative to the baseline are defined as the sensitivity. Our simulation incorporates contractual cash flows and repricing characteristics for all assets, liabilities and off-balance sheet exposures and incorporates the effects of changing interest rates on the prepayment and attrition rates of certain assets and liabilities. The analysis is highly dependent upon a variety of assumptions including the repricing characteristics of deposits with non-contractual maturities. Our simulation does not assume any specific future actions are taken to mitigate the impacts of changing interest rates.
The net interest income sensitivity tests measure the potential change in our pretax net interest income over the following twelve months. A number of alternative rate scenarios are tested, including immediate parallel shocks to the forward yield curve, nonparallel shocks to the forward yield curve, and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Our twelve-month pretax net interest income sensitivity based on the forward-curve was as follows.

Instantaneous Change in Interest Rates as of ($ in millions)	June 30, 2014	December 31, 2013
Parallel rate shifts (relative to the base forward-curve)
-100 basis points	$30	$53
+100 basis points	(122)	(127)
+200 basis points	(185)	(176)
Ally remains moderately liability sensitive as our simulation models assume liabilities will initially re-price faster than assets. A material portion of the current interest rate exposure is driven by rate index floors on certain commercial loans that limit interest income increases until the related rate index rises above the level of the floor. In addition, we enter into receive-fixed interest rate swaps designated as fair value hedges of certain fixed-rate liabilities including legacy unsecured debt. These swaps continue to generate positive interest income in the current interest rate environment, but add to our liability sensitive position. The size, maturity and mix of our hedging activities change frequently as we adjust our broader asset and liability management objectives.
The future re-pricing behavior of deposit liabilities, particularly non-maturity deposits, remains a significant driver of interest rate sensitivity. The sustained low interest rate environment increases the uncertainty of assumptions for deposit re-pricing relationships to market interest rates. Our simulation models assume deposit interest expense increases significantly in rising rate environments. We believe our deposits will ultimately be less sensitive to interest rate changes which will reduce our overall exposure to rising rates.
The adverse change in upward shock scenarios has increased slightly since December 31, 2013. The increase is driven by additional growth in variable rate liabilities. The positive impact of downward rate shocks is somewhat muted by the current low interest rate environment, which limits absolute declines in short-term rates in a shock scenario.

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
We maintain available liquidity in the form of cash, unencumbered highly liquid securities, and available credit facility capacity that, taken together, allows us to operate and to meet our contractual and contingent obligations in the event of market-wide disruptions and enterprise-specific events. We maintain available liquidity at various entities and consider regulatory restrictions and tax implications that may limit our ability to transfer funds across entities. At June 30, 2014, we maintained $10.7 billion of total available parent company liquidity and $8.1 billion of total available liquidity at Ally Bank. Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. At June 30, 2014, $1.7 billion was outstanding under the intercompany loan agreement. Amounts outstanding are repayable to the parent company upon demand, subject to five days notice. As a result, this amount is included in the parent company available liquidity and excluded from the available liquidity at Ally Bank.
Funding Strategy
Liquidity and ongoing profitability are largely dependent on our timely and cost-effective access to retail deposits and funding in different segments of the capital markets. Our funding strategy largely focuses on the development of diversified funding sources across a broad investor base to meet all our liquidity needs throughout different market cycles, including periods of financial distress. These funding sources include capital market based unsecured debt, unsecured retail term notes, public and private asset-backed securitizations, committed credit facilities, brokered deposits, and retail deposits. We also supplement these sources with a modest amount of short-term borrowings, including Demand Notes, and repurchase agreements. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source, and results in a more cost-effective funding strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and the maturity profiles of both. In addition, we further distinguish our funding strategy between Ally Bank funding and parent company (nonbank) funding.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Ally Bank
Ally Bank raises deposits directly from customers through the direct banking channel via the internet, over the telephone, and through mobile applications. These deposits provide our Automotive Finance, Mortgage, and Corporate Finance operations with a stable and low-cost funding source. At June 30, 2014, Ally Bank had $55.7 billion of total external deposits, including $45.9 billion of retail deposits.
At June 30, 2014, Ally Bank maintained cash liquidity of $2.2 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $6.6 billion. In addition, at June 30, 2014, Ally Bank had unused capacity in committed secured funding facilities of $1.0 billion. Our ability to access unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to five days notice. In the second quarter of 2014, Ally Bank paid a $1.5 billion dividend to the parent company. Ally Bank had total available liquidity of $8.1 billion at June 30, 2014, excluding the intercompany loan of $1.7 billion.
Optimizing bank funding continues to be a key part of our long-term liquidity strategy. We have made significant progress in migrating asset originations to Ally Bank and growing our retail deposit base since becoming a bank holding company in December 2008. Effective May 1, 2014, assets of $1.5 billion from our Corporate Finance operations were contributed to Ally Bank, allowing this business to have a more competitive source of funding. Retail deposit growth is key to further reducing our cost of funds and decreasing our reliance on the capital markets. We believe deposits provide a stable, low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current retail product offerings consist of a variety of products including certificates of deposits (CDs), savings accounts, money market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries. In the first six months of 2014 the deposit base at Ally Bank grew $2.8 billion, ending the quarter at $55.7 billion from $52.9 billion at December 31, 2013. The growth in deposits has been attributable to our retail deposit portfolio, particularly within our savings and money market accounts. Strong retention rates continue to materially contribute to our growth in retail deposits. Refer to Note 11 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
The following table shows Ally Bank's number of accounts and deposit balances by type as of the end of each quarter since 2013.

($ in millions)	2nd Quarter 2014	1st Quarter 2014	4th Quarter 2013	3rd Quarter 2013	2nd Quarter 2013	1st Quarter 2013
Number of retail accounts	1,641,327	1,589,441	1,509,354	1,451,026	1,389,577	1,334,483
Deposits
Retail	$45,934	$45,193	$43,172	$41,691	$39,859	$38,770
Brokered	9,684	9,683	9,678	9,724	9,552	9,877
Other	75	70	60	66	72	844
Total deposits	$55,693	$54,946	$52,910	$51,481	$49,483	$49,491
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During the second quarter of 2014, Ally Bank completed two term securitization transactions backed by automotive loans raising $2.4 billion. Securitization has proven to be a reliable and cost-effective funding source. Additionally, for retail automotive loans and lease notes, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset creating an effective tool for managing interest rate and liquidity risk. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining capacity in our committed secured facilities. At June 30, 2014, Ally Bank had exclusive access to a $3.5 billion syndicated facility that can fund automotive retail and dealer floorplan loans, as well as leases. In March 2014, this facility was increased and renewed by a syndicate of nineteen lenders and extended until June 2015. At June 30, 2014, the amount outstanding under this facility was $2.5 billion. Our ability to access the unused capacity in the secured facility depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges.
Ally Bank also has access to funding through advances with the FHLB of Pittsburgh. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans. As of June 30, 2014, Ally Bank had pledged $10.9 billion of assets and investment securities to the FHLB resulting in $5.9 billion in total funding capacity with $5.8 billion of debt outstanding.
In addition, Ally Bank has access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The financial instruments sold in repurchase agreements typically include U.S. government and federal agency, and investment-grade sovereign obligations. As of June 30, 2014, Ally Bank had $279 million of debt outstanding under repurchase agreements.
Additionally, Ally Bank has access to the Federal Reserve Bank Discount Window and can borrow funds to meet short-term liquidity demands. However, the Federal Reserve Bank is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

can be accessed in stressed environments or periods of market disruption. Ally Bank has assets pledged and restricted as collateral to the Federal Reserve Bank totaling $3.0 billion. Ally Bank had no debt outstanding with the Federal Reserve as of June 30, 2014.
Parent Company (Nonbank) Funding
At June 30, 2014, the parent company maintained liquid cash and equivalents in the amount of $2.9 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $2.5 billion. These assets can be used to obtain funding through repurchase agreements with third parties or through outright sales. At June 30, 2014, the parent company had no debt outstanding under repurchase agreements. In addition, at June 30, 2014, the parent company had available liquidity from unused capacity in committed credit facilities of $3.6 billion. Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. Our ability to access unused capacity in secured facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. Funding sources at the parent company generally consist of long-term unsecured debt, unsecured retail term notes, committed credit facilities, and asset-backed securitizations. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to five days notice. In the second quarter of 2014, the parent company received a $1.5 billion dividend from Ally Bank. The parent company had total available liquidity of $10.7 billion at June 30, 2014, which included the intercompany loan of $1.7 billion.
In the second quarter of 2014, we did not access the unsecured debt markets, but we will continue to access those markets on an opportunistic basis. On June 30, 2014, Ally exercised its right to redeem outstanding deferred interest debentures that were due to mature on June 15, 2015. The net carrying value of the debt was $0.5 billion.
In addition, we have short-term and long-term unsecured debt outstanding from retail term note programs. These programs generally consist of callable fixed-rate instruments with fixed-maturity dates. There were $0.3 billion and $1.8 billion of retail term notes outstanding at June 30, 2014, and December 31, 2013, respectively. The decline is due to the redemption of $1.6 billion of high-coupon callable retail notes in the first quarter as part of a liability management strategy to continue to improve Ally’s cost of funds.
We also obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.3 billion at June 30, 2014, compared to $3.2 billion at December 31, 2013. Refer to Note 12 and Note 13 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.
Secured funding continues to be a significant source of financing at the parent company. The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At June 30, 2014, $17.4 billion of our $19.6 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of June 30, 2014, we had $11.0 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. The parent company's largest facility is an $8.0 billion revolving syndicated credit facility secured by automotive receivables. In March 2014, we reduced and renewed this facility until March 2016. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At June 30, 2014, there was $8.0 billion outstanding under this facility. In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets.
During the second quarter of 2014, the parent company raised $750 million through a public securitization transactions comprised of non-prime retail automotive loan collateral.
At June 30, 2014, the parent company maintained exclusive access to $19.6 billion of committed secured credit facilities in the U.S. with outstanding debt of $16.0 billion including $1.2 billion in automotive assets funded through forward purchase commitments.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Recent Funding Developments
During the first six months of 2014, we completed secured funding transactions, unsecured funding transactions, and renewed key existing funding facilities totaling $21.4 billion as we accessed both the public and private markets. Key funding highlights from 2014 to date were as follows:

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

•	Ally Financial Inc. restructured two amortizing private U.S. credit facilities to enhance the efficiency of transactions. This resulted in $0.7 billion of additional funding.

•
Ally Financial Inc. continued to access the public and private term asset-backed securitization markets completing nine U.S. transactions that raised $8.9 billion, with $6.9 billion and $2.0 billion raised by Ally Bank and the parent company, respectively.

•	Ally Financial Inc. accessed the unsecured debt capital markets and raised nearly $1.3 billion.
Funding Sources
The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.

($ in millions)	Bank	Parent	Total	%
June 30, 2014
Secured financings	$26,038	$21,723	$47,761	37
Institutional term debt	—	22,400	22,400	17
Retail debt programs (a)	—	3,621	3,621	3
Total debt (b)	26,038	47,744	73,782	57
Deposits (c)	55,693	398	56,091	43
Total on-balance sheet funding	$81,731	$48,142	$129,873	100
December 31, 2013
Secured financings	$27,818	$19,776	$47,594	36
Institutional term debt	—	24,936	24,936	19
Retail debt programs (a)	—	5,035	5,035	4
Total debt (b)	27,818	49,747	77,565	59
Deposits (c)	52,910	440	53,350	41
Total on-balance sheet funding	$80,728	$50,187	$130,915	100

(a)	Includes $0.3 billion and $1.8 billion of Retail Term Notes at June 30, 2014 and December 31, 2013, respectively.

(b)	Excludes fair value adjustment as described in Note 22 to the Condensed Consolidated Financial Statements.

(c)	Bank deposits include retail, brokered, and other deposits. Parent deposits include dealer deposits. Intercompany deposits are not included.
As a result of our funding strategy to shift originations to Ally Bank and grow the retail deposit base, the proportion of funding provided by retail deposits and Ally Bank has increased in 2014 from 2013 levels. Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at June 30, 2014.
Committed Funding Facilities

	Outstanding		Unused Capacity (a)		Total Capacity
($ in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Bank funding
Secured	$2,500	$2,750	$1,000	$250	$3,500	$3,000
Parent funding
Secured (b)	16,009	15,159	3,617	6,497	19,626	21,656
Total committed facilities	$18,509	$17,909	$4,617	$6,747	$23,126	$24,656

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Includes the secured facility of Corporate Finance at December 31, 2013.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Cash Flows
Net cash provided by operating activities was $1.5 billion for the six months ended June 30, 2014, compared to $3.4 billion for the same period in 2013. The decrease in net cash provided by operating activities was primarily due to a decrease in net cash inflows from sales and repayment of loans held-for-sale. During the six months ended June 30, 2013, proceeds from sales and repayments of loans held-for-sale exceeded cash outflows from new originations and purchases of such loans by $2.4 billion. During the six months ended June 30, 2014, this activity resulted in a net cash inflow of $0.1 billion, reflecting our decrease in mortgage loan origination activities.
Net cash provided by investing activities was $0.1 billion for the six months ended June 30, 2014, compared to $5.7 billion for the same period in 2013. The decrease in net cash provided from investing activities was primarily due to a $6.9 billion decrease in cash proceeds from the sale of international businesses. Also contributing to the decrease was a $2.3 billion decrease in net cash provided by finance receivables and loans and a decrease of $0.9 billion from the prior year sale of mortgage servicing rights. These decreases were partially offset by a $3.3 billion increase in net cash provided by sales, maturities and repayment of available-for-sale securities, net of purchases and a $1.3 billion decrease in net cash outflows from operating lease activity, primarily due to an increase in cash received from lease disposals.
Net cash used in financing activities for the six months ended June 30, 2014, totaled $1.4 billion, compared to $10.8 billion in the same period in 2013. Cash used to repay long-term debt exceeded cash generated from long-term debt issuances by $1.8 billion for the six months ended June 30, 2014. During the six months ended June 30, 2013, cash used to repay debt exceeded cash from long-term debt issuances by $9.7 billion, as cash generated from the sale of international businesses was used in part to repay debt. Also contributing to the decrease in cash used in financing activities was a $0.7 billion decrease in cash used to repay short-term borrowings and a $0.6 billion increase in cash provided by deposits for the six months ended June 30, 2014, when compared to the same period a year ago.
Capital Planning and Stress Tests
As a bank holding company with $50 billion or more of consolidated assets, Ally is required to conduct periodic stress tests and submit a proposed capital plan to the Board of Governors of the Federal Reserve System (FRB) every January, which the FRB must take action on by the following March. The proposed capital plan must include a description of all planned capital actions over a nine-quarter planning horizon. The proposed capital plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5 percent, and serve as a source of strength to Ally Bank. The FRB must approve Ally's proposed capital plan before Ally may take any proposed capital action.
In November 2013, the FRB issued instructions for the 2014 Comprehensive Capital Analysis and Review (CCAR) and the 2014 supervisory stress test scenarios. On January 6, 2014, Ally and Ally Bank submitted the 2014 capital plan and stress tests as required by the rules and the 2014 CCAR instructions, and in March 2014, the FRB indicated that it did not object to our 2014 capital plan. In addition, on July 7, 2014, in accordance with the requirements of the Dodd-Frank Act, Ally submitted to the FRB its results of a mid-year stress test conducted under multiple macroeconomic scenarios. Ally will disclose the results of the most severe scenario in September in accordance with regulatory requirements.
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

Rating agency	Short-term	Senior debt	Outlook	Date of last action
Fitch	B	BB+	Stable	April 1, 2014 (a)
Moody’s	Not Prime	B1	Positive	July 14, 2014 (b)
S&P	B	BB	Stable	December 12, 2013 (c)
DBRS	R-4	BB	Stable	July 3, 2013 (d)

(a)	Fitch upgraded our senior debt rating to BB+ from BB and affirmed our short term rating of B on April 1, 2014.

(b)	Moody's affirmed our corporate family rating of Ba3, senior debt rating of B1, and short term rating of Not Prime and changed the outlook to Positive on July 14, 2014.

(c)	Standard & Poor's upgraded our senior debt rating to BB from B+ and upgraded our short term rating to B from C on December 12, 2013.

(d)	DBRS upgraded our senior debt rating to BB, confirmed our short term rating of R-4, and changed the outlook to Stable on July 3, 2013.
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
Loan Repurchases and Obligations Related to Loan Sales
Ally Bank, within our Mortgage operations, previously sold loans that took the form of securitizations guaranteed by Fannie Mae and Freddie Mac; and in connection with these securitizations, provided certain representations and warranties related to the ownership of the loans, validity of liens securing the loans, and compliance with the criteria for the inclusion in the transaction. These representations and warranties may require Ally Bank to repurchase certain loans, indemnify the investor for incurred losses, or otherwise make the investor whole. For the three months and six months ended June 30, 2014, Ally Bank received minimal repurchase claims. The representation and warranty reserve was $37 million and $45 million at June 30, 2014 and December 31, 2013, respectively.
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
Net Interest Margin Table
The following table presents an analysis of net interest margin excluding discontinued operations for the periods shown.

	2014			2013			(Decrease) increase due to (a)
Three months ended June 30, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$3,863	$1	0.10%	$6,059	$2	0.13%	$(1)	$—	$(1)
Investment securities (c)	15,578	86	2.21	14,580	69	1.90	5	12	17
Loans held-for-sale, net	26	1	15.43	297	3	4.05	(4)	2	(2)
Finance receivables and loans, net (d) (g)	100,159	1,124	4.50	97,840	1,139	4.67	27	(42)	(15)
Investment in operating leases, net (e)	18,544	375	8.11	15,616	289	7.42	57	29	86
Total interest-earning assets	138,170	1,587	4.61	134,392	1,502	4.48	84	1	85
Noninterest-bearing cash and cash equivalents	1,550			1,708
Other assets (f)	11,306			16,698
Allowance for loan losses	(1,201)			(1,197)
Total assets	$149,825			$151,601
Liabilities
Interest-bearing deposit liabilities	$55,556	$166	1.20%	$49,522	$162	1.31%	$19	$(15)	$4
Short-term borrowings	6,149	13	0.85	3,937	16	1.63	7	(10)	(3)
Long-term debt (g) (h) (i)	67,727	549	3.25	65,450	703	4.31	23	(177)	(154)
Total interest-bearing liabilities (g) (h) (j)	129,432	728	2.26	118,909	881	2.97	49	(202)	(153)
Noninterest-bearing deposit liabilities	70			274
Total funding sources (h) (k)	129,502	728	2.25	119,183	881	2.96
Other liabilities (l)	5,661			12,600
Total liabilities	135,163			131,783
Total equity	14,662			19,818
Total liabilities and equity	$149,825			$151,601
Net financing revenue		$859			$621		$35	$203	$238
Net interest spread (m)			2.35%			1.51%
Net interest spread excluding original issue discount (m)			2.52%			1.75%
Net interest spread excluding original issue discount and including noninterest-bearing deposit liabilities (m)			2.52%			1.76%
Net yield on interest-earning assets (n)			2.49%			1.85%
Net yield on interest-earning assets excluding original issue discount (n)			2.63%			2.04%

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes equity investments of $889 million and $968 million at June 30, 2014 and 2013, respectively, and related income on equity investments of $7 million and $7 million during the three months ended June 30, 2014 and 2013, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.

(e)
Includes gains on sale of $168 million and $91 million during the three months ended June 30, 2014 and 2013, respectively. Excluding these gains on sale, the annualized yield would be 4.48% and 5.09% at June 30, 2014 and 2013, respectively.

(f)	Includes average balances of assets of discontinued operations.

(g)	Includes the effects of derivative financial instruments designated as hedges.

(h)
Average balance includes $1,463 million and $1,694 million related to original issue discount at June 30, 2014 and 2013, respectively. Interest expense includes original issue discount amortization of $46 million and $61 million during the three months ended June 30, 2014 and 2013, respectively.

(i)	Excluding original issue discount the rate on long-term debt was 2.92% and 3.84% at June 30, 2014 and 2013, respectively.

(j)	Excluding original issue discount the rate on total interest-bearing liabilities was 2.09% and 2.73% at June 30, 2014 and 2013, respectively.

(k)	Excluding original issue discount the rate on total funding sources was 2.09% and 2.72% at June 30, 2014 and 2013, respectively.

(l)	Includes average balances of liabilities of discontinued operations.

(m)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(n)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2014			2013			(Decrease) increase due to (a)
Six months ended June 30, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$4,579	$4	0.18%	$6,293	$5	0.16%	$(1)	$—	$(1)
Investment securities (c)	15,645	176	2.27	14,252	132	1.87	14	30	44
Loans held-for-sale, net	18	1	11.20	1,157	19	3.31	(31)	13	(18)
Finance receivables and loans, net (d) (g)	99,606	2,231	4.52	98,321	2,274	4.66	30	(73)	(43)
Investment in operating leases, net (e)	18,272	703	7.76	14,910	588	7.95	129	(14)	115
Total interest-earning assets	138,120	3,115	4.55	134,933	3,018	4.51	141	(44)	97
Noninterest-bearing cash and cash equivalents	1,495			1,826
Other assets (f)	11,596			27,344
Allowance for loan losses	(1,203)			(1,184)
Total assets	$150,008			$162,919
Liabilities
Interest-bearing deposit liabilities	$54,883	$329	1.21%	$48,756	$326	1.35%	$39	$(36)	$3
Short-term borrowings	6,395	28	0.88	4,321	32	1.49	12	(16)	(4)
Long-term debt (g) (h) (i)	68,375	1,083	3.19	68,642	1,404	4.12	(5)	(316)	(321)
Total interest-bearing liabilities (g) (h) (j)	129,653	1,440	2.24	121,719	1,762	2.92	46	(368)	(322)
Noninterest-bearing deposit liabilities	67			939
Total funding sources (h) (k)	129,720	1,440	2.24	122,658	1,762	2.90
Other liabilities (l)	5,791			20,334
Total liabilities	135,511			142,992
Total equity	14,497			19,927
Total liabilities and equity	$150,008			$162,919
Net financing revenue		$1,675			$1,256		$95	$324	$419
Net interest spread (m)			2.31%			1.59%
Net interest spread excluding original issue discount (m)			2.47%			1.82%
Net interest spread excluding original issue discount and including noninterest-bearing deposit liabilities (m)			2.48%			1.84%
Net yield on interest-earning assets (n)			2.45%			1.88%
Net yield on interest-earning assets excluding original issue discount (n)			2.58%			2.05%

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes equity investments of $907 million and $1,019 million at June 30, 2014 and 2013, respectively. Excludes income on equity investments of $12 million and $12 million during the six months ended June 30, 2014 and 2013, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.

(e)
Includes gains on sale of $277 million and $155 million during the six months ended June 30, 2014 and 2013, respectively. Excluding these gains on sale, the annualized yield would be 4.70% and 5.86% at June 30, 2014 and 2013, respectively.

(f)	Includes average balances of assets of discontinued operations.

(g)	Includes the effects of derivative financial instruments designated as hedges.

(h)
Average balance includes $1,486 million and $1,723 million related to original issue discount at June 30, 2014 and 2013, respectively. Interest expense includes original issue discount amortization of $90 million and $118 million during the six months ended June 30, 2014 and 2013, respectively.

(i)	Excluding original issue discount the rate on long-term debt was 2.87% and 3.69% at June 30, 2014 and 2013, respectively.

(j)	Excluding original issue discount the rate on total interest-bearing liabilities was 2.08% and 2.69% at June 30, 2014 and 2013, respectively.

(k)	Excluding original issue discount the rate on total funding sources was 2.07% and 2.67% at June 30, 2014 and 2013, respectively.

(l)	Includes average balances of liabilities of discontinued operations.

(m)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(n)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

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
While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results, and Ally's actual results may differ materially due to numerous important factors that are described in the most recent reports on SEC Forms 10-K and 10-Q for Ally, each of which may be revised or supplemented in subsequent reports filed with the SEC. Such factors include, among others, the following: maintaining the mutually beneficial relationship between Ally and General Motors ("GM"), and Ally and Chrysler Group LLC ("Chrysler"); our ability to maintain relationships with automotive dealers; our ability to realize the anticipated benefits associated with being a financial holding company, and the significant regulation and restrictions that we are subject to; the potential for deterioration in the residual value of off-lease vehicles; disruptions in the market in which we fund our operations, with resulting negative impact on our liquidity; changes in our accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; changes in the credit ratings of Ally, Chrysler, or GM; changes in economic conditions, currency exchange rates or political stability in the markets in which we operate; and changes in the existing or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations (including as a result of the Dodd-Frank Act and Basel III).
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
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors described in our 2013 Annual Report on Form 10-K and subsequent quarterly report on Form 10-Q for the three months ended March 31, 2014.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases Under Share-Based Incentive Plans
The following table presents repurchases of our common stock, by month, for the three months ended June 30, 2014. All repurchases reflected below include only shares of common stock that were withheld to cover income taxes owed by participants in our share-based incentive plans.

Month	Total number of shares repurchased	Weighted-average price paid per share
April 2014	1,800	$24.39
May 2014	3,597	24.10
June 2014	146	23.60
Total	5,543	$24.18
Item 3.     Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of August, 2014.

Ally Financial Inc. (Registrant)

/S/ CHRISTOPHER A. HALMY
Christopher A. Halmy Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller

Ally Financial Inc. • Form 10-Q

INDEX OF EXHIBITS

Exhibit	Description	Method of Filing

3.2	Ally Financial Inc. By-Laws	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated as of July 9, 2014 (File No. 1-3754) incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101	Interactive Data File	Filed herewith.