Form 10-Q
period 2014-09-30
Ally Financial Inc.
filed 2014-10-31
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014, or

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
Yes ☐                    No ☑
At October 30, 2014, the number of shares outstanding of the Registrant’s common stock was 479,818,096 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,114	$1,119	$3,345	$3,393
Interest on loans held-for-sale	—	—	1	19
Interest and dividends on available-for-sale investment securities	94	85	282	229
Interest-bearing cash	2	3	6	8
Operating leases	899	832	2,653	2,354
Total financing revenue and other interest income	2,109	2,039	6,287	6,003
Interest expense
Interest on deposits	166	163	495	489
Interest on short-term borrowings	12	15	40	47
Interest on long-term debt	493	609	1,576	2,013
Total interest expense	671	787	2,111	2,549
Depreciation expense on operating lease assets	549	515	1,600	1,449
Net financing revenue	889	737	2,576	2,005
Other revenue
Servicing fees	6	13	22	114
Servicing asset valuation and hedge activities, net	—	—	—	(213)
Total servicing income (loss), net	6	13	22	(99)
Insurance premiums and service revenue earned	246	251	736	768
Gain on mortgage and automotive loans, net	—	15	6	52
Loss on extinguishment of debt	—	(42)	(46)	(42)
Other gain on investments, net	45	41	129	156
Other income, net of losses	78	93	214	324
Total other revenue	375	371	1,061	1,159
Total net revenue	1,264	1,108	3,637	3,164
Provision for loan losses	102	141	302	361
Noninterest expense
Compensation and benefits expense	241	245	710	782
Insurance losses and loss adjustment expenses	97	85	353	346
Other operating expenses	404	432	1,213	1,393
Total noninterest expense	742	762	2,276	2,521
Income from continuing operations before income tax expense (benefit)	420	205	1,059	282
Income tax expense (benefit) from continuing operations	127	28	285	(55)
Net income from continuing operations	293	177	774	337
Income (loss) from discontinued operations, net of tax	130	(86)	199	(80)
Net income	423	91	973	257
Other comprehensive (loss) income, net of tax	(55)	4	126	(494)
Comprehensive income (loss)	$368	$95	$1,099	$(237)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
(in dollars)	2014	2013	2014	2013
Basic earnings per common share
Net income (loss) from continuing operations	$0.47	$(0.06)	$1.19	$(0.64)
Income (loss) from discontinued operations, net of tax	0.27	(0.21)	0.41	(0.19)
Net income (loss)	$0.74	$(0.27)	$1.60	$(0.83)
Diluted earnings per common share
Net income (loss) from continuing operations	$0.47	$(0.06)	$1.19	$(0.64)
Income (loss) from discontinued operations, net of tax	0.27	(0.21)	0.41	(0.19)
Net income (loss)	$0.74	$(0.27)	$1.60	$(0.83)
Refer to Note 17 for additional earnings per share information. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents
Noninterest-bearing	$1,318	$1,315
Interest-bearing	4,381	4,216
Total cash and cash equivalents	5,699	5,531
Investment securities	16,714	17,083
Loans held-for-sale, net ($3 and $16 fair value-elected)	3	35
Finance receivables and loans, net
Finance receivables and loans, net ($1 and $1 fair value-elected)	99,518	100,328
Allowance for loan losses	(1,113)	(1,208)
Total finance receivables and loans, net	98,405	99,120
Investment in operating leases, net	19,341	17,680
Premiums receivable and other insurance assets	1,678	1,613
Other assets	6,752	9,589
Assets of operations held-for-sale	603	516
Total assets	$149,195	$151,167
Liabilities
Deposit liabilities
Noninterest-bearing	$73	$60
Interest-bearing	56,778	53,290
Total deposit liabilities	56,851	53,350
Short-term borrowings	5,255	8,545
Long-term debt	67,299	69,465
Interest payable	542	888
Unearned insurance premiums and service revenue	2,369	2,314
Accrued expenses and other liabilities	1,689	2,397
Total liabilities	134,005	136,959
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 479,845,945; and outstanding 479,818,096)	21,022	20,939
Preferred stock	1,255	1,255
Accumulated deficit	(6,937)	(7,710)
Accumulated other comprehensive loss	(150)	(276)
Total equity	15,190	14,208
Total liabilities and equity	$149,195	$151,167
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

($ in millions)	September 30, 2014	December 31, 2013
Assets
Finance receivables and loans, net
Finance receivables and loans, net	$30,515	$32,265
Allowance for loan losses	(193)	(174)
Total finance receivables and loans, net	30,322	32,091
Investment in operating leases, net	3,581	4,620
Other assets	1,675	3,436
Total assets	$35,578	$40,147
Liabilities
Short-term borrowings	$—	$250
Long-term debt	24,621	24,147
Accrued expenses and other liabilities	175	43
Total liabilities	$24,796	$24,440
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Mandatorily convertible preferred stock held by U.S. Department of the Treasury	Preferred stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total equity
Balance at January 1, 2013	$19,668	$5,685	$1,255	$(7,021)	$311	$19,898
Net income				257		257
Preferred stock dividends — U.S. Department of the Treasury				(401)		(401)
Preferred stock dividends				(200)		(200)
Other comprehensive loss, net of tax					(494)	(494)
Increase in paid-in capital	1					1
Balance at September 30, 2013	$19,669	$5,685	$1,255	$(7,365)	$(183)	$19,061
Balance at January 1, 2014	$20,939	$—	$1,255	$(7,710)	$(276)	$14,208
Net income				973		973
Preferred stock dividends				(200)		(200)
Share-based compensation	83					83
Other comprehensive income, net of tax					126	126
Balance at September 30, 2014	$21,022	$—	$1,255	$(6,937)	$(150)	$15,190
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2014	2013
Operating activities
Net income	$973	$257
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	2,133	2,106
Changes in fair value of mortgage servicing rights	—	102
Provision for loan losses	302	431
Gain on sale of loans, net	(6)	(52)
Net gain on investment securities	(129)	(156)
Loss on extinguishment of debt	46	42
Originations and purchases of loans held-for-sale	—	(6,234)
Proceeds from sales and repayments of loans held-for-sale	59	8,647
Impairment and settlement related to Residential Capital, LLC	(150)	1,350
Loss (gain) on sale of subsidiaries, net	7	(932)
Net change in
Deferred income taxes	174	(604)
Interest payable	(346)	51
Other assets	42	2,943
Other liabilities	(529)	(3,456)
Other, net	(118)	(130)
Net cash provided by operating activities	2,458	4,365
Investing activities
Purchases of available-for-sale securities	(4,117)	(12,747)
Proceeds from sales of available-for-sale securities	2,974	4,721
Proceeds from maturities and repayment of available-for-sale securities	1,877	3,893
Net (increase) decrease in finance receivables and loans	(1,267)	2,744
Proceeds from sales of finance receivables and loans	1,557	—
Purchases of operating lease assets	(7,770)	(7,251)
Disposals of operating lease assets	4,505	2,080
Sale of mortgage servicing rights	—	911
Proceeds from sale of business units, net (a)	47	6,937
Net change in restricted cash	2,128	2,297
Other, net	71	(55)
Net cash provided by investing activities	5	3,530
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2014	2013
Financing activities
Net change in short-term borrowings	(3,298)	(936)
Net increase in deposits	3,501	4,057
Proceeds from issuance of long-term debt	18,942	13,347
Repayments of long-term debt	(21,239)	(26,725)
Dividends paid	(200)	(601)
Net cash used in financing activities	(2,294)	(10,858)
Effect of exchange-rate changes on cash and cash equivalents	(1)	47
Net increase (decrease) in cash and cash equivalents	168	(2,916)
Adjustment for change in cash and cash equivalents of operations held-for-sale (a) (b)	—	1,952
Cash and cash equivalents at beginning of year	5,531	7,513
Cash and cash equivalents at September 30,	$5,699	$6,549
Supplemental disclosures
Cash paid for
Interest	$2,380	$2,890
Income taxes	13	67

(a)	The amount at September 30, 2013, is net of cash and cash equivalents of $1,418 million of business units at the time of disposition.

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
The Condensed Consolidated Financial Statements at September 30, 2014, and for the three months and nine months ended September 30, 2014, and 2013, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related notes) included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 3, 2014, with the U.S. Securities and Exchange Commission (SEC).
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
Refer to Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K regarding additional significant accounting policies.
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
Foreign Currency Matters — Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05)
As of January 1, 2014, we adopted ASU 2013-05. The guidance within the ASU closes diversity in practice in this area and requires a reporting entity that ceases to have a controlling financial interest, in a subsidiary or group of assets or a business, within a foreign entity to release any related Cumulative Translation Adjustment (CTA) into net income. The CTA should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For an equity method investment that is a foreign entity, a pro rata portion of the CTA should be released into net income upon a partial sale of such an investment. This ASU further clarifies that the sale of an investment in a foreign entity includes both events that result in the loss of a controlling financial interest in a foreign entity, irrespective of any retained investment, and events that result in step acquisition under which an acquirer obtains control of an acquiree in which it held an equity interest immediately before the acquisition date. Under these circumstances, the CTA should be released into net

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

income upon their occurrence. The amendments are to be applied prospectively for all transactions within its scope. Since the guidance is prospective and we have previously sold or exited substantially all of our international businesses and released the related CTA upon those dispositions, the adoption of this guidance did not have a material effect on our consolidated financial condition or results of operations.
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
Presentation of Financial Statements and Property, Plant, and Equipment — Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity (ASU 2014-08)
In April 2014, the FASB issued ASU 2014-08. The amendments in this ASU modify the requirements for the reporting of discontinued operations. In order to qualify as a discontinued operation, the disposal of a component of an entity, a group of components, or a business of an entity must represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The ASU further indicates that the timing for recording a discontinued operation is when one of the following occurs: the component, group of components, or business meets the criteria to be classified as held for sale; the component, group of components, or business is disposed of by sale; or the component, group of components, or business is disposed of other than by sale (for example abandonment or spinoff). In addition, the ASU also requires additional disclosure items about an entity’s discontinued operations. The amendments are effective for us beginning on January 1, 2015. The amendments are to be applied prospectively solely to newly identified disposals that qualify as discontinued operations after the effective date. Items previously reported as discontinued operations will maintain their classification based on the prior guidance. Early adoption is permitted, but only for disposals that have not been previously reported as discontinued operations in previously issued financial statements. Because the guidance is prospective only for newly identified disposals that qualify as a discontinued operation, this guidance is not expected to have a material impact to our consolidated financial condition or results of operations upon adoption.
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
Select Automotive Finance Operations
During the fourth quarter of 2012, we committed to sell our automotive finance operations in Europe and Latin America to General Motors Financial Company, Inc. (GM Financial). On the same date, we entered into an agreement with GM Financial to acquire our 40% interest in a motor vehicle finance joint venture in China. During the second quarter of 2013, we completed the sale of our operations in Europe and the majority of Latin America. The transaction included European operations in Germany, the United Kingdom, Italy, Sweden, Switzerland, Austria, Belgium, France and the Netherlands, and Latin American operations in Mexico, Chile, and Colombia. On October 1, 2013, we completed the sale of the remaining Latin American operations in Brazil. The agreement for the sale of our interest in a motor vehicle finance joint venture in China is subject to certain regulatory and other approvals. We currently expect the sale to be completed in late 2014, or as soon as practicable thereafter.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Select Mortgage operations
Total net revenue	$—	$—	$—	$—
Pretax loss including direct costs to transact a sale (a) (b)	(1)	(158)	(4)	(1,762)
Tax benefit (c)	(86)	(40)	(87)	(573)
Select Insurance operations
Total net revenue	$—	$—	$—	$190
Pretax income including direct costs to transact a sale (a)	6	5	6	319
Tax expense (benefit) (c)	7	3	7	(12)
Select Automotive Finance operations
Total net revenue	$29	$119	$95	$544
Pretax income including direct costs to transact a sale (a)	46	58	101	752
Tax expense (benefit) (c)	—	28	4	(25)
Select Corporate and Other operations
Total net revenue	$—	$—	$—	$—
Pretax income	—	—	23	1
Tax expense	—	—	3	—

(a)	Includes certain treasury and other corporate activity recognized by Corporate and Other.

(b)	2013 periods include amounts related to our former Residential Capital, LLC (ResCap) subsidiary.

(c)	Includes certain income tax activity recognized by Corporate and Other.
Held-for-sale Operations
The assets of operations held-for-sale are summarized below.

($ in millions)	Select Automotive Finance operations (a)
September 30, 2014
Assets
Other assets	$603
Total assets	$603
December 31, 2013
Assets
Other assets	$516
Total assets	$516

(a)	Represents our joint venture in China that is being sold to GM Financial.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

3.     Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Remarketing fees	$28	$20	$85	$59
Late charges and other administrative fees	23	25	66	71
Fair value adjustment on derivatives (a)	(4)	21	(19)	31
Mortgage processing fees and other mortgage income	—	—	—	81
Other, net	31	27	82	82
Total other income, net of losses	$78	$93	$214	$324

(a)	Refer to Note 19 for a description of derivative instruments and hedging activities.
4.     Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Insurance commissions	$95	$93	$279	$278
Technology and communications	77	87	255	250
Lease and loan administration	32	29	92	141
Advertising and marketing	27	33	81	96
Professional services	20	38	73	140
Regulatory and licensing fees	23	25	69	87
Premises and equipment depreciation	23	20	61	61
Vehicle remarketing and repossession	22	15	61	42
Occupancy	12	12	34	34
State and local non-income taxes	12	1	32	17
Mortgage representation and warranty obligation, net	—	22	1	103
Other	61	57	175	144
Total other operating expenses	$404	$432	$1,213	$1,393

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

5.     Investment Securities
Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows.

	September 30, 2014				December 31, 2013
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,313	$1	$(28)	$1,286	$1,495	$1	$(69)	$1,427
U.S. States and political subdivisions	386	16	—	402	316	—	(1)	315
Foreign government	226	6	—	232	287	4	(3)	288
Mortgage-backed residential (a)	11,018	78	(212)	10,884	11,131	49	(398)	10,782
Mortgage-backed commercial	213	—	(1)	212	39	—	—	39
Asset-backed	1,982	8	(3)	1,987	2,207	15	(3)	2,219
Corporate debt	970	18	(5)	983	1,052	23	(6)	1,069
Total debt securities	16,108	127	(249)	15,986	16,527	92	(480)	16,139
Equity securities	721	30	(23)	728	898	74	(28)	944
Total available-for-sale securities (b)	$16,829	$157	$(272)	$16,714	$17,425	$166	$(508)	$17,083

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $8,175 million and $8,266 million at September 30, 2014, and December 31, 2013, respectively.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. Amounts deposited totaled $15 million and $15 million at September 30, 2014, and December 31, 2013, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2014
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$1,286	1.3%	$7	3.1%	$791	1.2%	$488	1.5%	$—	—%
U.S. States and political subdivisions	402	3.5	36	1.2	15	2.0	108	2.8	243	4.3
Foreign government	232	2.7	—	—	124	2.6	108	2.9	—	—
Mortgage-backed residential	10,884	2.8	—	—	65	2.1	—	—	10,819	2.8
Mortgage-backed commercial	212	2.1	—	—	—	—	—	—	212	2.1
Asset-backed	1,987	2.0	26	2.3	1,300	2.0	479	1.9	182	2.5
Corporate debt	983	3.9	34	3.1	480	3.0	413	4.9	56	5.8
Total available-for-sale debt securities	$15,986	2.6	$103	2.2	$2,775	1.9	$1,596	2.6	$11,512	2.8
Amortized cost of available-for-sale debt securities	$16,108		$102		$2,773		$1,596		$11,637
December 31, 2013
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$1,427	1.3%	$9	3.0%	$766	1.2%	$652	1.3%	$—	—%
U.S. States and political subdivisions	315	3.3	39	1.3	10	0.6	102	2.6	164	4.3
Foreign government	288	2.7	18	2.7	105	2.4	164	2.9	1	2.7
Mortgage-backed residential	10,782	2.7	—	—	90	2.1	3	4.2	10,689	2.7
Mortgage-backed commercial	39	1.3	—	—	—	—	—	—	39	1.3
Asset-backed	2,219	2.0	76	2.4	1,483	1.9	491	1.9	169	2.7
Corporate debt	1,069	4.1	24	3.4	547	3.0	430	5.3	68	5.7
Total available-for-sale debt securities	$16,139	2.5	$166	2.3	$3,001	1.9	$1,842	2.5	$11,130	2.7
Amortized cost of available-for-sale debt securities	$16,527		$165		$3,000		$1,882		$11,480

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.

(b)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.
The balances of cash equivalents were $2.1 billion and $2.4 billion at September 30, 2014, and December 31, 2013, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Gross realized gains	$48	$59	$150	$196
Gross realized losses	(3)	(7)	(11)	(21)
Other-than-temporary impairment	—	(11)	(10)	(19)
Other gain on investments, net	$45	$41	$129	$156

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents interest and dividends on available-for-sale securities.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Taxable interest	$87	$79	$256	$210
Taxable dividends	6	6	18	19
Interest and dividends exempt from U.S. federal income tax	1	—	8	—
Interest and dividends on available-for-sale securities	$94	$85	$282	$229
Certain available-for-sale securities were sold at a loss in 2014 and 2013 as a result of market conditions within these respective periods (e.g., change in market interest rates or a downgrade in the rating of a debt security). The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described below that was applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of September 30, 2014, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of September 30, 2014, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at September 30, 2014. Refer to Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	September 30, 2014				December 31, 2013
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$—	$—	$1,245	$(28)	$1,405	$(69)	$—	$—
U.S. States and political subdivisions	21	—	—	—	212	(1)	—	—
Foreign government	43	—	—	—	114	(3)	—	—
Mortgage-backed	1,428	(12)	4,229	(201)	7,503	(388)	100	(10)
Asset-backed	699	(3)	16	—	407	(3)	1	—
Corporate debt	238	(4)	20	(1)	310	(6)	3	—
Total temporarily impaired debt securities	2,429	(19)	5,510	(230)	9,951	(470)	104	(10)
Temporarily impaired equity securities	255	(21)	14	(2)	167	(12)	100	(16)
Total temporarily impaired available-for-sale securities	$2,684	$(40)	$5,524	$(232)	$10,118	$(482)	$204	$(26)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

6.     Finance Receivables and Loans, Net
The composition of finance receivables and loans, net, reported at carrying value before allowance for loan losses was as follows.

($ in millions)	September 30, 2014	December 31, 2013
Consumer automobile (a)	$58,675	$56,417
Consumer mortgage (b)(c)	7,595	8,444
Commercial
Commercial and industrial
Automobile	28,453	30,948
Other	1,756	1,664
Commercial Real Estate — Automobile	3,039	2,855
Total commercial	33,248	35,467
Total finance receivables and loans (d)	$99,518	$100,328

(a)
Includes $16 million and $1 million of fair value adjustment for loans in hedge accounting relationships at September 30, 2014, and December 31, 2013, respectively. Refer to Note 19 for additional information.

(b)
Includes interest-only mortgage loans of $1.3 billion and $1.5 billion at September 30, 2014, and December 31, 2013, respectively, the majority of which are expected to start principal amortization in 2015 or beyond.

(c)	Includes consumer mortgages at a fair value of $1 million at both September 30, 2014, and December 31, 2013, as a result of fair value option election.

(d)	Totals are net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $392 million and $595 million at September 30, 2014, and December 31, 2013, respectively.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended September 30, 2014 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at July 1, 2014	$729	$302	$140	$1,171
Charge-offs	(188)	(13)	—	(201)
Recoveries	51	1	—	52
Net charge-offs	(137)	(12)	—	(149)
Provision for loan losses	112	(7)	(3)	102
Other	(11)	—	—	(11)
Allowance at September 30, 2014	$693	$283	$137	$1,113

Three months ended September 30, 2013 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at July 1, 2013	$610	$431	$142	$1,183
Charge-offs	(168)	(16)	—	(184)
Recoveries	53	5	—	58
Net charge-offs	(115)	(11)	—	(126)
Provision for loan losses	156	(12)	(3)	141
Other	—	(1)	1	—
Allowance at September 30, 2013	$651	$407	$140	$1,198

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2014 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2014	$673	$389	$146	$1,208
Charge-offs	(511)	(38)	(5)	(554)
Recoveries	170	6	11	187
Net charge-offs	(341)	(32)	6	(367)
Provision for loan losses	372	(55)	(15)	302
Other	(11)	(19)	—	(30)
Allowance at September 30, 2014	$693	$283	$137	$1,113
Allowance for loan losses
Individually evaluated for impairment	$25	$180	$15	$220
Collectively evaluated for impairment	668	103	122	893
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at historical cost
Ending balance	58,675	7,594	33,248	99,517
Individually evaluated for impairment	289	904	73	1,266
Collectively evaluated for impairment	58,384	6,690	33,175	98,249
Loans acquired with deteriorated credit quality	2	—	—	2

Nine months ended September 30, 2013 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2013	$575	$452	$143	$1,170
Charge-offs	(443)	(71)	(3)	(517)
Recoveries	155	13	6	174
Net charge-offs	(288)	(58)	3	(343)
Provision for loan losses	355	14	(8)	361
Other	9	(1)	2	10
Allowance at September 30, 2013	$651	$407	$140	$1,198
Allowance for loan losses
Individually evaluated for impairment	$22	$199	$28	$249
Collectively evaluated for impairment	629	208	112	949
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at historical cost
Ending balance	56,450	8,772	30,059	95,281
Individually evaluated for impairment	269	916	251	1,436
Collectively evaluated for impairment	56,170	7,856	29,808	93,834
Loans acquired with deteriorated credit quality	11	—	—	11
The following table presents information about significant sales of finance receivables and loans recorded at historical cost and transfers of finance receivables and loans from held-for-investment to held-for-sale.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Consumer automobile	$1,562	$—	$1,562	$—
Consumer mortgage	—	—	40	—
Commercial	—	2	—	47
Total sales and transfers	$1,562	$2	$1,602	$47

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about significant purchases of finance receivables and loans.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Consumer mortgage	$83	$—	$98	$—
Total purchases	$83	$—	$98	$—
The following table presents an analysis of our past due finance receivables and loans, net, recorded at historical cost reported at carrying value before allowance for loan losses.

($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
September 30, 2014
Consumer automobile	$1,179	$243	$145	$1,567	$57,108	$58,675
Consumer mortgage (a)	110	41	138	289	7,305	7,594
Commercial
Commercial and industrial
Automobile	—	—	—	—	28,453	28,453
Other	—	—	—	—	1,756	1,756
Commercial real estate — Automobile	—	—	—	—	3,039	3,039
Total commercial	—	—	—	—	33,248	33,248
Total consumer and commercial	$1,289	$284	$283	$1,856	$97,661	$99,517
December 31, 2013
Consumer automobile	$1,145	$255	$157	$1,557	$54,860	$56,417
Consumer mortgage	82	31	124	237	8,206	8,443
Commercial
Commercial and industrial
Automobile	—	—	36	36	30,912	30,948
Other	—	—	—	—	1,664	1,664
Commercial real estate — Automobile	—	—	6	6	2,849	2,855
Total commercial	—	—	42	42	35,425	35,467
Total consumer and commercial	$1,227	$286	$323	$1,836	$98,491	$100,327

(a)
During the three months ended September 30, 2014, we completed a sub-servicing transfer of our mortgage held-for-investment loan portfolio. This caused what is expected to be a temporary increase in the delinquency levels at September 30, 2014, and is not believed to be indicative of a degradation in underlying credit quality.

The following table presents the carrying value before allowance for loan losses of our finance receivables and loans recorded at historical cost on nonaccrual status.

($ in millions)	September 30, 2014	December 31, 2013
Consumer automobile	$355	$329
Consumer mortgage	193	192
Commercial
Commercial and industrial
Automobile	21	116
Other	51	74
Commercial real estate — Automobile	1	14
Total commercial	73	204
Total consumer and commercial finance receivables and loans	$621	$725

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

	September 30, 2014			December 31, 2013
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automobile	$58,320	$355	$58,675	$56,088	$329	$56,417
Consumer mortgage	7,401	193	7,594	8,251	192	8,443
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	September 30, 2014			December 31, 2013
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automobile	$26,879	$1,574	$28,453	$29,194	$1,754	$30,948
Other	1,501	255	1,756	1,388	276	1,664
Commercial real estate — Automobile	2,938	101	3,039	2,770	85	2,855
Total commercial	$31,318	$1,930	$33,248	$33,352	$2,115	$35,467

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about our impaired finance receivables and loans recorded at historical cost.

($ in millions)	Unpaid principal balance	Carrying value before allowance	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
September 30, 2014
Consumer automobile	$289	$289	$—	$289	$25
Consumer mortgage	909	904	128	776	180
Commercial
Commercial and industrial
Automobile	21	21	4	17	1
Other	51	51	—	51	14
Commercial real estate — Automobile	1	1	1	—	—
Total commercial	73	73	5	68	15
Total consumer and commercial finance receivables and loans	$1,271	$1,266	$133	$1,133	$220
December 31, 2013
Consumer automobile	$281	$281	$—	$281	$23
Consumer mortgage	924	919	128	791	199
Commercial
Commercial and industrial
Automobile	116	116	57	59	7
Other	74	74	—	74	16
Commercial real estate — Automobile	14	14	9	5	3
Total commercial	204	204	66	138	26
Total consumer and commercial finance receivables and loans	$1,409	$1,404	$194	$1,210	$248
The following tables present average balance and interest income for our impaired finance receivables and loans.

	2014		2013
Three months ended September 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automobile	$297	$5	$275	$5
Consumer mortgage	914	7	924	7
Commercial
Commercial and industrial
Automobile	32	—	163	2
Other	51	—	84	—
Commercial real estate — Automobile	3	—	29	—
Total commercial	86	—	276	2
Total consumer and commercial finance receivables and loans	$1,297	$12	$1,475	$14

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	2014		2013
Nine months ended September 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automobile	$298	$14	$274	$14
Consumer mortgage	923	22	905	22
Commercial
Commercial and industrial
Automobile	68	1	160	5
Other	62	4	69	1
Commercial real estate — Automobile	7	—	33	1
Total commercial	137	5	262	7
Total consumer and commercial finance receivables and loans	$1,358	$41	$1,441	$43
Troubled Debt Restructurings
Troubled Debt Restructurings (TDRs) are loan modifications where concessions were granted to borrowers experiencing financial difficulties. Numerous initiatives are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Additionally for automobile loans, we may offer several types of assistance to aid our customers, including extension of the loan maturity date and rewriting the loan terms. Total TDRs recorded at historical cost and reported at carrying value before allowance for loan losses were $1.3 billion at both September 30, 2014, and December 31, 2013. Refer to Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K for additional information.
The following tables present information related to finance receivables and loans recorded at historical cost modified in connection with a TDR during the period.

	2014			2013
Three months ended September 30, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automobile	4,361	$72	$63	4,610	$69	$57
Consumer mortgage	37	7	6	121	33	32
Commercial
Commercial and industrial
Automobile	—	—	—	2	5	5
Other	—	—	—	1	27	27
Commercial real estate — Automobile	—	—	—	1	7	7
Total commercial	—	—	—	4	39	39
Total consumer and commercial finance receivables and loans	4,398	$79	$69	4,735	$141	$128

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	2014			2013
Nine months ended September 30, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automobile	13,681	$223	$193	14,309	$216	$182
Consumer mortgage	350	71	66	853	246	203
Commercial
Commercial and industrial
Automobile	3	23	23	8	37	37
Other	3	48	48	4	80	78
Commercial real estate — Automobile	—	—	—	5	20	20
Total commercial	6	71	71	17	137	135
Total consumer and commercial finance receivables and loans	14,037	$365	$330	15,179	$599	$520
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

	2014			2013
Three months ended September 30, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automobile	1,790	$22	$12	1,562	$19	$9
Consumer mortgage	5	1	—	4	2	—
Commercial
Commercial and industrial — Automobile	—	—	—	—	—	—
Commercial real estate — Automobile	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—
Total consumer and commercial finance receivables and loans	1,795	$23	$12	1,566	$21	$9

	2014			2013
Nine months ended September 30, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automobile	5,020	$62	$33	4,309	$53	$26
Consumer mortgage	10	2	—	16	4	—
Commercial
Commercial and industrial — Automobile	—	—	—	—	—	—
Commercial real estate — Automobile	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—
Total consumer and commercial finance receivables and loans	5,030	$64	$33	4,325	$57	$26
At September 30, 2014, and December 31, 2013, commercial commitments to lend additional funds to borrowers owing receivables whose terms had been modified in a TDR were $4 million and $26 million, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

7.     Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	September 30, 2014	December 31, 2013
Vehicles and other equipment	$22,845	$21,125
Accumulated depreciation	(3,504)	(3,445)
Investment in operating leases, net	$19,341	$17,680
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Depreciation expense on operating lease assets (excluding remarketing gains)	$654	$610	$1,982	$1,699
Remarketing gains	(105)	(95)	(382)	(250)
Depreciation expense on operating lease assets	$549	$515	$1,600	$1,449
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
The SPEs involved in our securitization and other financing transactions are generally considered variable interest entities (VIEs). VIEs are entities that have either a total equity investment at risk that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors at risk lack the ability to control the entity's activities.
Due to the deconsolidation of ResCap, our mortgage securitization activity and involvement with certain mortgage-related VIEs has substantially decreased. We no longer securitize consumer mortgage loans through transactions involving the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (Ginnie Mae) (collectively, the Government-sponsored Enterprises, or GSEs), or through private-label mortgage securitizations. Accordingly, the discussion below represents our current involvement with variable interest entities as of September 30, 2014, except where otherwise stated or where comparative information is presented.
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
In executing a securitization transaction, we typically sell pools of financial assets to a wholly owned, bankruptcy-remote SPE, which then transfers the financial assets to a separate, transaction-specific securitization entity for cash, servicing rights, and typically, other retained interests. The securitization entity is funded through the issuance of beneficial interests in the securitized financial assets. The beneficial interests take the form of either notes or trust certificates, which are sold to investors and/or retained by us. These beneficial interests are collateralized by the transferred leases and loans and entitle the investors to specified cash flows generated from the underlying securitized assets. In addition to providing a source of liquidity and cost-efficient funding, securitizing these leases and financial assets also reduces our credit exposure to the borrowers beyond any economic interest we may retain.
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
We generally hold certain conditional repurchase options specific to securitizations that allow us to repurchase assets from the securitization entity. The majority of the securitizations provide us, as servicer, with a call option that allows us to repurchase the remaining transferred financial assets or redeem outstanding beneficial interests at our discretion once the asset pool reaches a predefined level, which represents the point where servicing becomes burdensome (a clean-up call option). The repurchase price is typically the par amount of the loans plus accrued interest. Additionally, we may hold other conditional repurchase options that allow us to repurchase a transferred financial asset if certain events outside our control occur. The typical conditional repurchase option is a delinquent loan repurchase option that gives us the option to purchase the loan or contract if it exceeds a certain prespecified delinquency level. We generally have discretion regarding when or if we will exercise these options, but we would do so only when it is in our best interest.
Other than our customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Representation and warranty provisions generally require us to repurchase loans or indemnify the investor or other party for incurred losses to the extent it is determined that the loans were ineligible or were otherwise defective at the time of sale. Refer to Note 26 for detail on representation and warranty provisions. We did not provide any noncontractual financial support to any of these entities during the nine months ended September 30, 2014 or 2013.
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
We are generally determined to be the primary beneficiary in VIEs established for our securitization activities when we have a controlling financial interest in the VIE, primarily due to our servicing activities, and we hold a significant beneficial interest in the VIE. The consolidated VIEs included in the Condensed Consolidated Balance Sheet represent separate entities with which we are involved. The third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to us, except for the customary representation and warranty provisions or when we are the counterparty to certain derivative transactions involving the VIE. In addition, the cash flows from the assets are restricted only to pay such liabilities. Thus, our economic exposure to loss from

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

outstanding third-party financing related to consolidated VIEs is limited to the carrying value of the consolidated VIE assets. Generally, all assets of consolidated VIEs, presented below based upon the legal transfer of the underlying assets in order to reflect legal ownership, are restricted for the benefit of the beneficial interest holders. Refer to Note 22 for discussion of the assets and liabilities for which the fair value option has been elected.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

($ in millions)	Consolidated involvement with VIEs		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
September 30, 2014
On-balance sheet variable interest entities
Consumer automobile	$33,331	(b)
Commercial automobile	16,499
Commercial other	—
Off-balance sheet variable interest entities
Consumer automobile	—		$2,032		$2,032	(c)
Commercial other	121	(d)	—	(e)	291
Total	$49,951		$2,032		$2,323
December 31, 2013
On-balance sheet variable interest entities
Consumer automobile	$19,072
Commercial automobile	20,511
Commercial other	564
Off-balance sheet variable interest entities
Consumer automobile	—		$899		$899	(c)
Commercial other	(24)	(d)	—	(e)	40
Total	$40,123		$899		$939

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)	Includes $14.3 billion of unsecuritized involvement with VIEs and thus not restricted for use as collateral to beneficial interest holders at September 30, 2014.

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

(d)
Includes $143 million and $0 million classified as other assets, offset by $22 million and $24 million classified as accrued expenses and other liabilities at September 30, 2014, and December 31, 2013, respectively.

(e)	Includes VIEs for which we have no management oversight and therefore we are not able to provide the total assets of the VIE.
Cash Flows with Off-balance Sheet Variable Interest Entities
The following table summarizes cash flows received and paid related to securitization entities, asset-backed financings, or other similar transfers of financial assets where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the nine months ended September 30, 2014 and 2013. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Nine months ended September 30, ($ in millions)	Consumer automobile	Consumer mortgage GSEs
2014
Cash proceeds from transfers completed during the period	$1,557	$—
Servicing fees	6	—
Representations and warranties obligations	—	(9)
2013
Cash proceeds from transfers completed during the period	$—	$8,676
Servicing fees	10	68
Representations and warranties obligations	—	(65)
Other cash flows	—	70

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

	Total Amount		Amount 60 days or more past due (a)
($ in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
On-balance sheet loans (b)
Consumer automobile	$58,675	$56,417	$388	$412
Consumer mortgage	7,598	8,460	181	164
Commercial automobile	31,492	33,803	—	42
Commercial other	1,756	1,683	—	—
Total on-balance sheet loans	99,521	100,363	569	618
Off-balance sheet securitization entities (c)
Consumer automobile	2,032	899	3	3
Total off-balance sheet securitization entities	2,032	899	3	3
Whole-loan transactions (d)	1,238	2,848	37	69
Total	$102,791	$104,110	$609	$690

(a)	Includes both accruing and non-accruing loans 60 days or more past due.

(b)	Includes current unpaid principal balance and any related unamortized deferred fees and costs.

(c)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(d)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automobile pools of loans sold to third-party investors.

	Net credit losses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
On-balance sheet loans
Consumer automobile	$137	$115	$341	$288
Consumer mortgage	12	11	32	58
Commercial automobile	—	—	1	—
Commercial other	—	—	(7)	(3)
Total on-balance sheet loans	149	126	367	343
Off-balance sheet securitization entities
Consumer automobile	—	1	1	3
Total off-balance sheet securitization entities	—	1	1	3
Whole-loan transactions	1	3	5	8
Total	$150	$130	$373	$354

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

Nine months ended September 30, ($ in millions)	2014	2013
Estimated fair value at January 1,	$—	$952
Additions	—	60
Sales (a)	—	(911)
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	—	(32)
Other changes in fair value	—	(69)
Estimated fair value at September 30,	$—	$—

(a)	Includes the sales of agency MSRs during the second quarter of 2013.
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
The components of servicing valuation and hedge activities, net, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Change in estimated fair value of mortgage servicing rights	$—	$—	$—	$(101)
Change in fair value of derivative financial instruments	—	—	—	(112)
Servicing asset valuation and hedge activities, net	$—	$—	$—	$(213)
Mortgage Servicing Fees
The components of mortgage servicing fees were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Contractual servicing fees, net of guarantee fees and including subservicing	$—	$—	$—	$61
Late fees	—	—	—	1
Ancillary fees	—	—	—	4
Total mortgage servicing fees	$—	$—	$—	$66
Automobile Finance Servicing Activities
We service consumer automobile contracts. Historically, we have sold a portion of our consumer automobile contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automobile servicing fees of $6 million and $22 million during the three months and nine months ended September 30, 2014, respectively, compared to $13 million and $48 million for the three months and nine months ended September 30, 2013, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Automobile Finance Serviced Assets
The current unpaid principal balance and any related unamortized deferred fees and costs of total serviced automobile finance loans outstanding were as follows.

($ in millions)	September 30, 2014	December 31, 2013
On-balance sheet automobile finance loans and leases
Consumer automobile	$58,675	$56,417
Commercial automobile	31,492	33,803
Operating leases	19,341	17,680
Other	52	54
Off-balance sheet automobile finance loans
Loans sold to third-party investors
Securitizations	2,052	887
Whole-loan	1,189	2,748
Total serviced automobile finance loans and leases	$112,801	$111,589
10.     Other Assets
The components of other assets were as follows.

($ in millions)	September 30, 2014	December 31, 2013
Property and equipment at cost	$754	$709
Accumulated depreciation	(529)	(474)
Net property and equipment	225	235
Deferred tax assets	1,788	2,040
Restricted cash collections for securitization trusts (a)	1,724	3,664
Other accounts receivable	369	290
Cash reserve deposits held-for-securitization trusts (b)	296	402
Nonmarketable equity securities	275	337
Unamortized debt issuance cost	254	312
Collateral placed with counterparties	243	328
Fair value of derivative contracts in receivable position (c)	235	362
Restricted cash and cash equivalents	123	205
Other assets	1,220	1,414
Total other assets	$6,752	$9,589

(a)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 19.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

11.     Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	September 30, 2014	December 31, 2013
Noninterest-bearing deposits	$73	$60
Interest-bearing deposits
Savings and money market checking accounts	25,383	21,210
Certificates of deposit	31,027	31,640
Dealer deposits	368	440
Total deposit liabilities	$56,851	$53,350
At both September 30, 2014, and December 31, 2013, certificates of deposit included $13.1 billion of certificates of deposit in denominations of $100 thousand or more.
12.    Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	September 30, 2014			December 31, 2013
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,376	$—	$3,376	$3,225	$—	$3,225
Federal Home Loan Bank	—	1,300	1,300	—	3,570	3,570
Securities sold under agreements to repurchase (b)	—	579	579	—	1,500	1,500
Other (c)	—	—	—	—	250	250
Total short-term borrowings	$3,376	$1,879	$5,255	$3,225	$5,320	$8,545

(a)	Refer to Note 13 for further details on assets restricted as collateral for payment of the related debt.

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

(c)	Other relates to secured borrowings at Corporate Finance at December 31, 2013.
13.    Long-term Debt
The following table presents the composition of our long-term debt portfolio.

	September 30, 2014			December 31, 2013
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$6,572	$11,798	$18,370	$5,321	$11,851	$17,172
Due after one year (a)	17,065	31,450	48,515	21,425	30,423	51,848
Fair value adjustment (b)	414	—	414	445	—	445
Total long-term debt	$24,051	$43,248	$67,299	$27,191	$42,274	$69,465

(a)	Includes $2.6 billion of trust preferred securities at both September 30, 2014 and December 31, 2013, respectively.

(b)	Represents the fair value adjustment associated with the application of hedge accounting on certain of our long-term unsecured debt positions. Refer to Note 19 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining maturity of long-term debt, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2014	2015	2016	2017	2018	2019 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$1,746	$4,920	$1,934	$4,377	$1,278	$10,837	$414	$25,506
Original issue discount	(40)	(58)	(68)	(80)	(93)	(1,116)	—	(1,455)
Total unsecured	1,706	4,862	1,866	4,297	1,185	9,721	414	24,051
Secured
Long-term debt	2,848	12,832	10,408	9,699	3,778	3,683	—	43,248
Total long-term debt	$4,554	$17,694	$12,274	$13,996	$4,963	$13,404	$414	$67,299
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	September 30, 2014		December 31, 2013
($ in millions)	Total	Ally Bank (a)	Total	Ally Bank (a)
Investment securities	$584	$584	$2,864	$2,864
Mortgage finance receivables and loans	7,708	7,708	8,524	8,524
Consumer automobile finance receivables	33,749	12,047	32,947	12,332
Commercial automobile finance receivables	19,286	18,770	21,249	21,249
Investment in operating leases, net	4,925	3,967	5,810	3,190
Other assets	—	—	563	—
Total assets restricted as collateral (b)(c)	$66,252	$43,076	$71,957	$48,159
Secured debt (d)	$45,127	$24,420	$47,594	$27,818

(a)	Ally Bank is a component of the total column.

(b)
Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $10.7 billion and $12.7 billion at September 30, 2014, and December 31, 2013, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans, net. Ally Bank has access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the Federal Reserve Bank totaling $3.3 billion and $3.2 billion at September 30, 2014, and December 31, 2013, respectively. These assets were composed of consumer automobile finance receivables and loans, net and investment in operating leases, net. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(c)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 10 for additional information.

(d)	Includes $1.9 billion and $5.3 billion of short-term borrowings at September 30, 2014, and December 31, 2013, respectively.
Funding Facilities
We utilize both committed and other credit facilities. The amounts outstanding under our various funding facilities are included on our Condensed Consolidated Balance Sheet.
As of September 30, 2014, Ally Bank had exclusive access to $3.5 billion of funding capacity from committed credit facilities. Funding programs supported by the Federal Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private committed facilities.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At September 30, 2014, $20.9 billion of our $22.6 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of September 30, 2014, we had $15.1 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Committed Funding Facilities

	Outstanding		Unused Capacity (a)		Total Capacity
($ in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Bank funding
Secured	$3,000	$2,750	$500	$250	$3,500	$3,000
Parent funding
Secured (b)	14,613	15,159	4,517	6,497	19,130	21,656
Total committed facilities	$17,613	$17,909	$5,017	$6,747	$22,630	$24,656

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Includes the secured facility of Corporate Finance at December 31, 2013.
14.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	September 30, 2014	December 31, 2013
Accounts payable	$333	$414
Fair value of derivative contracts in payable position (a)	299	317
Employee compensation and benefits	255	437
Reserves for insurance losses and loss adjustment expenses	229	275
Deferred revenue	147	122
Collateral received from counterparties	17	159
Other liabilities (b)	409	673
Total accrued expenses and other liabilities	$1,689	$2,397

(a)	For additional information on derivative instruments and hedging activities, refer to Note 19.

(b)	Included $150 million accrual for insurance proceeds to be contributed to the ResCap estate at December 31, 2013. The outstanding accrual was paid in April 2014.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

15.    Preferred Stock
Refer to Note 1 for additional information related to our initial public offering of common stock, stock split, and change in number of shares authorized. The following table summarizes information about our Series A and Series G preferred stock.

	September 30, 2014	December 31, 2013
Preferred stock
Series A preferred stock (a)
Carrying value ($ in millions)	$1,021	$1,021
Par value (per share)	0.01	0.01
Liquidation preference (per share)	25	25
Number of shares authorized (b)	40,870,560	160,870,560
Number of shares issued and outstanding	40,870,560	40,870,560
Dividend/coupon
Prior to May 15, 2016	8.5%	8.5%
On and after May 15, 2016	Three month LIBOR + 6.243%	Three month LIBOR + 6.243%
Series G preferred stock (c)
Carrying value ($ in millions)	$234	$234
Par value (per share)	0.01	0.01
Liquidation preference (per share)	1,000	1,000
Number of shares authorized	2,576,601	2,576,601
Number of shares issued and outstanding	2,576,601	2,576,601
Dividend/coupon	7%	7%

(a)	Nonredeemable prior to May 15, 2016.

(b)	Refer to Note 1 for additional information related to a change in number of shares authorized, which occurred on April 9, 2014.

(c)	Redeemable beginning at December 31, 2011.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

16.    Accumulated Other Comprehensive Income (Loss)
The following table presents changes, net of tax, in each component of accumulated other comprehensive income (loss).

($ in millions)	Unrealized gains (losses) on investment securities	Translation adjustments and net investment hedges	Cash flow hedges	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$76	$368	$2	$(135)	$311
2013 net change	(323)	(216)	3	42	(494)
Balance at September 30, 2013	$(247)	$152	$5	$(93)	$(183)
Balance at December 31, 2013	$(269)	$65	$5	$(77)	$(276)
2014 net change	148	(27)	1	4	126
Balance at September 30, 2014	$(121)	$38	$6	$(73)	$(150)
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive income (loss).

Three months ended September 30, 2014 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized losses arising during the period	$(15)		$5		$(10)
Less: Net realized gains reclassified to income from continuing operations	45	(a)	(1)	(b)	44
Net change	(60)		6		(54)
Translation adjustments
Net unrealized losses arising during the period	(11)		4		(7)
Net investment hedges
Net unrealized gains arising during the period	8		(3)		5
Cash flow hedges
Net unrealized gains arising during the period	1		—		1
Other comprehensive loss	$(62)		$7		$(55)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Three months ended September 30, 2013 ($ in millions)	Before Tax		Tax Effect	After Tax
Investment securities
Net unrealized gains arising during the period	$46		$7	$53
Less: Net realized gains reclassified to income from continuing operations	41	(a)	—	41
Net change	5		7	12
Translation adjustments
Net unrealized gains arising during the period	5		(2)	3
Net investment hedges
Net unrealized losses arising during the period	(14)		6	(8)
Cash flow hedges
Net unrealized losses arising during the period	(4)		1	(3)
Other comprehensive (loss) income	$(8)		$12	$4

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2014 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized gains arising during the period	$358		$(89)		$269
Less: Net realized gains reclassified to income from continuing operations	129	(a)	(8)	(b)	121
Net change	229		(81)		148
Translation adjustments
Net unrealized losses arising during the period	(21)		8		(13)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	23		(3)		20
Net change	(44)		11		(33)
Net investment hedges
Net unrealized gains arising during the period	10		(4)		6
Cash flow hedges
Net unrealized gains arising during the period	1		—		1
Defined benefit pension plans
Less: Net losses reclassified to income from continuing operations	(7)	(c)	3		(4)
Other comprehensive income	$203		$(77)		$126

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes losses reclassified to compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2013 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized losses arising during the period	$(289)		$128		$(161)
Less: Net realized gains reclassified to income from continuing operations	156	(a)	(2)	(b)	154
Less: Net realized gains reclassified to income from discontinued operations, net of tax	10		(2)		8
Net change	(455)		132		(323)
Translation adjustments
Net unrealized losses arising during the period	(98)		21		(77)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	345		2		347
Net change	(443)		19		(424)
Net investment hedges
Net unrealized gains arising during the period	52		(19)		33
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(261)		86		(175)
Net change	313		(105)		208
Cash flow hedges
Net unrealized gains arising during the period	(1)		—		(1)
Less: Net realized losses reclassified to income from continuing operations	(7)	(c)	3	(b)	(4)
Net change	6		(3)		3
Defined benefit pension plans
Net unrealized gains, prior service costs, and transition obligation arising during the period	2		—		2
Less: Net losses reclassified to income from continuing operations	(2)	(d)	—		(2)
Less: Net losses reclassified to income from discontinued operations, net of tax	(49)		11		(38)
Net change	53		(11)		42
Other comprehensive loss	$(526)		$32		$(494)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes losses reclassified to interest on long-term debt in our Condensed Consolidated Statement of Comprehensive Income.

(d)	Includes losses reclassified to compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

17.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except share data)	2014	2013	2014	2013
Net income from continuing operations	$293	$177	$774	$337
Preferred stock dividends — U.S. Department of the Treasury	—	(134)	—	(401)
Preferred stock dividends	(67)	(67)	(200)	(200)
Net income (loss) from continuing operations attributable to common shareholders	226	(24)	574	(264)
Income (loss) from discontinued operations, net of tax	130	(86)	199	(80)
Net income (loss) attributable to common shareholders	$356	$(110)	$773	$(344)
Basic weighted-average common shares outstanding (a)	481,611,138	412,600,700	480,916,395	412,600,700
Diluted weighted-average common shares outstanding (a) (b)	482,506,091	412,600,700	481,545,506	412,600,700
Basic earnings per common share
Net income (loss) from continuing operations	$0.47	$(0.06)	$1.19	$(0.64)
Income (loss) from discontinued operations, net of tax	0.27	(0.21)	0.41	(0.19)
Net income (loss)	$0.74	$(0.27)	$1.60	$(0.83)
Diluted earnings per common share
Net income (loss) from continuing operations	$0.47	$(0.06)	$1.19	$(0.64)
Income (loss) from discontinued operations, net of tax	0.27	(0.21)	0.41	(0.19)
Net income (loss)	$0.74	$(0.27)	$1.60	$(0.83)

(a)	Includes shares related to share-based compensation that have vested but have not been issued for the three months and nine months ended September 30, 2014.

(b)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares for the three months and nine months ended September 30, 2013 and the net loss from continuing operations attributable to common shareholders for the three months and nine months ended September 30, 2013, net income (loss) from continuing operations attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The effects of converting the outstanding Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares are not included in the diluted earnings per share calculation for the three months and nine months ended September 30, 2013, as the effects would be antidilutive for these periods. Accordingly, 178 million of the potential common shares were excluded from the diluted earnings per share calculation for the three months and nine months ended September 30, 2013.
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
The following table summarizes our capital ratios.

	September 30, 2014		December 31, 2013		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$16,227	12.65%	$15,165	11.79%	4.00%		6.00%
Ally Bank	15,898	17.32	15,159	16.73	4.00		6.00
Total (to risk-weighted assets)
Ally Financial Inc.	$17,275	13.47%	$16,405	12.76%	8.00%		10.00%
Ally Bank	16,493	17.97	15,809	17.45	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (a)
Ally Financial Inc.	$16,227	10.91%	$15,165	10.23%	3.00–4.00%		(b)
Ally Bank	15,898	15.71	15,159	15.77	15.00	(c)	5.00%
Tier 1 common (to risk-weighted assets)
Ally Financial Inc.	$12,427	9.69%	$11,366	8.84%	n/a		n/a
Ally Bank	15,898	17.32	15,159	16.73	n/a		n/a
n/a = not applicable

(a)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(b)	There is no Tier 1 leverage component in the definition of "well-capitalized" for a bank holding company.

(c)	Ally Bank, in accordance with the CLMA, is required to maintain a Tier 1 leverage ratio of at least 15%.
At September 30, 2014, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

In November 2013, the FRB issued instructions for the 2014 Comprehensive Capital Analysis and Review (CCAR) and the 2014 supervisory stress test scenarios. On January 6, 2014, Ally and Ally Bank submitted the 2014 capital plan and stress tests as required by the rules and the 2014 CCAR instructions, and in March 2014, the FRB indicated that it did not object to our 2014 capital plan. On July 7, 2014, in accordance with the requirements of the Dodd-Frank Act, Ally submitted to the FRB its results of a mid-year stress test conducted under multiple macroeconomic scenarios. Ally disclosed the results of the most severe scenario in September in accordance with regulatory requirements. On October 17, 2014 the FRB issued a final rule that modifies the capital plan rule and stress testing requirements. The final rule adjusts when bank holding companies must submit their capital plans to the FRB. For CCAR 2015, the bank holding companies are required to submit capital plans on or before January 5, 2015, unchanged from prior years. Beginning in 2016, bank holding companies will be required to submit their capital plans to the Federal Reserve on or before April 5.
In addition, each January, Ally Bank must conduct a stress test and submit the results to the FDIC.
19.    Derivative Instruments and Hedging Activities
We enter into interest rate, foreign-currency, and equity swaps, futures, forwards, options, and swaptions in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including automotive loan assets and debt. We use foreign exchange contracts to mitigate foreign-currency risk associated with foreign-currency-denominated debt, foreign exchange transactions, and our net investment in foreign subsidiaries. In addition, we also enter into equity option contracts to manage our exposure to the equity markets, as well as prepaid equity forward contracts to hedge the price risk related to certain of our executive share-based compensation plans. Our primary objective for utilizing derivative financial instruments is to manage interest rate risk associated with our fixed and variable rate assets and liabilities, foreign exchange risks related to our foreign-currency denominated assets and liabilities, and market risks related to our investment portfolio and certain of our executive share-based compensation plans.
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
We also enter into foreign currency forwards to economically hedge our foreign-denominated debt, our centralized lending program, and foreign-denominated third party loans. The hedge of foreign-denominated debt was entered into concurrent with the debt issuance with the

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

terms of the derivative matching the terms of the underlying debt. The centralized lending program manages liquidity for our subsidiary businesses, but as of September 30, 2014, this activity is immaterial. Foreign-currency-denominated loan agreements are executed with our foreign subsidiaries in their local currencies. We evaluate our foreign-currency exposure resulting from intercompany lending and manage our currency risk exposure by entering into foreign-currency derivatives with external counterparties. Our remaining foreign-currency derivatives, such as hedges of foreign-denominated third party loans, are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
Market Risk
We enter into equity options to economically hedge our exposure to the equity markets. We purchase options to assume a long position on certain equities and write options to assume a short position.
During the quarter ended September 30, 2014, we also entered into prepaid equity forward contracts to economically hedge the price risk associated with certain of our executive share-based compensation plans described in Note 21. The prepaid equity forward contracts are hybrid instruments containing an embedded forward contract, which is considered a derivative instrument. The embedded derivative instrument is bifurcated from the host contract and is recorded at fair value with changes in fair value recorded in compensation and benefits expense. The balance of the prepaid component of these equity forward contracts is $89 million as of September 30, 2014, and was recorded within other assets on the Condensed Consolidated Balance Sheet.
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
To mitigate the risk of counterparty default, we generally maintain collateral agreements with our counterparties. The agreements require both parties to maintain collateral in the event the fair values of the derivative financial instruments meet established thresholds. In the event that either party defaults on the obligation, the secured party may seize the collateral. Generally, our collateral arrangements are bilateral such that we and the counterparty post collateral for the value of our total obligation to each other. Contractual terms provide for standard and customary exchange of collateral based on changes in the market value of the outstanding derivatives. The securing party posts additional collateral when their obligation rises or removes collateral when it falls. We also have unilateral collateral agreements whereby we are the only entity required to post collateral.
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. If a credit risk-related event had been triggered, the amount of additional collateral required to be posted by us would have been insignificant.
We placed cash and securities collateral totaling $243 million and $328 million at September 30, 2014 and December 31, 2013, respectively, in accounts maintained by counterparties, $18 million of which relates to non-derivative collateral at September 30, 2014 and December 31, 2013. We received cash collateral from counterparties totaling $17 million and $159 million at September 30, 2014 and December 31, 2013, respectively. The receivables for collateral placed and the payables for collateral received are included on our Condensed Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met. At September 30, 2014 and December 31, 2013, we received noncash collateral of $7 million and $18 million, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Balance Sheet Presentation
The following table summarizes the fair value amounts of derivative instruments reported on our Condensed Consolidated Balance Sheet. The fair value amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories. At September 30, 2014 and December 31, 2013, $235 million and $362 million, respectively, of the derivative contracts in a receivable position were classified as other assets on the Condensed Consolidated Balance Sheet. At September 30, 2014 and December 31, 2013, $299 million and $317 million of derivative contracts in a liability position were classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

	September 30, 2014			December 31, 2013
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives qualifying for hedge accounting
Interest rate contracts
Swaps (c)	$71	$51	$19,959	$204	$169	$21,606
Foreign exchange contracts
Forwards	3	—	304	3	—	326
Total derivatives qualifying for hedge accounting	74	51	20,263	207	169	21,932
Economic hedges
Interest rate contracts
Swaps	33	49	12,649	36	44	13,613
Futures and forwards	6	—	12,253	11	3	29,836
Written options	—	94	28,651	—	94	11,132
Purchased options	95	—	30,097	95	—	22,962
Total interest rate risk	134	143	83,650	142	141	77,543
Foreign exchange contracts
Swaps	15	92	1,263	12	1	1,379
Futures and forwards	7	4	286	1	1	330
Written options	—	—	—	—	—	17
Purchased options	—	—	—	—	—	17
Total foreign exchange risk	22	96	1,549	13	2	1,743
Equity contracts
Forwards	—	6	89	—	—	—
Written options	—	3	1	—	5	3
Purchased options	5	—	—	—	—	—
Total equity risk	5	9	90	—	5	3
Total economic hedges	161	248	85,289	155	148	79,289
Total derivatives	$235	$299	$105,552	$362	$317	$101,221

(a)	Includes accrued interest of $51 million and $120 million at September 30, 2014 and December 31, 2013, respectively.

(b)	Includes accrued interest of $9 million and $12 million at September 30, 2014 and December 31, 2013, respectively.

(c)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate debt obligations with $43 million and $196 million in a receivable position, $46 million and $163 million in a payable position, and of a $5.9 billion and $8.5 billion notional amount at September 30, 2014 and December 31, 2013, respectively. Other fair value hedges include pay-fixed swaps on portfolios of held-for-investment automotive loan assets with $28 million and $9 million in a receivable position, $5 million and $5 million in a payable position, and of a $14.1 billion and $12.6 billion notional amount at September 30, 2014 and December 31, 2013, respectively. Also includes cash flow hedges consisting of pay-fixed swaps on floating rate debt obligations with $1 million in a payable position, and of a $495 million notional amount at December 31, 2013.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Derivatives qualifying for hedge accounting
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Interest and fees on finance receivables and loans (a)	$28	$3	$22	$3
Interest on long-term debt (b)	(39)	11	102	(302)
(Loss) gain recognized in earnings on hedged items (c)
Interest rate contracts
Interest and fees on finance receivables and loans	(15)	(3)	14	(3)
Interest on long-term debt	49	(15)	(90)	311
Total derivatives qualifying for hedge accounting	23	(4)	48	9
Economic derivatives
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Servicing asset valuation and hedge activities, net	—	—	—	(112)
Loss on mortgage and automotive loans, net	—	—	—	(37)
Other income, net of losses	(5)	20	(24)	26
Total interest rate contracts	(5)	20	(24)	(123)
Foreign exchange contracts (d)
Interest on long-term debt	(108)	52	(117)	71
Other income, net of losses	8	(4)	8	25
Total foreign exchange contracts	(100)	48	(109)	96
Equity contracts
Compensation and benefits expense	(6)	—	(6)	—
Total equity contracts	(6)	—	(6)	—
(Loss) gain recognized in earnings on derivatives	$(88)	$64	$(91)	$(18)

(a)
Amounts exclude losses related to interest for qualifying accounting hedges of portfolios of retail automotive loans held-for-investment of $16 million and $1 million for the three months ended September 30, 2014 and 2013, respectively, and $43 million and $1 million for the nine months ended September 30, 2014 and 2013, respectively. These losses are primarily offset by the fixed coupon receipts on the retail automotive loans held-for-investment.

(b)
Amounts exclude gains related to interest for qualifying accounting hedges of debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $27 million and $33 million for the three months ended September 30, 2014 and 2013, respectively, and $89 million and $94 million for the nine months ended September 30, 2014 and 2013, respectively.

(c)
Amounts exclude gains related to amortization of deferred basis adjustments on the de-designated hedged item of $38 million and $112 million for the three months ended September 30, 2014 and 2013, respectively, and $120 million and $188 million for the nine months ended September 30, 2014 and 2013, respectively.

(d)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Gains of $102 million and losses of $47 million were recognized for the three months ended September 30, 2014 and 2013, respectively. Gains of $112 million and losses of $94 million were recognized for the nine months ended September 30, 2014 and 2013, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes derivative instruments used in cash flow and net investment hedge accounting relationships.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Cash flow hedges
Interest rate contracts
Loss reclassified from accumulated other comprehensive income to interest on long-term debt (a)	$(1)	$—	$(1)	$(7)
Gain recorded directly to interest on long-term debt	—	—	—	1
Total interest on long-term debt	$(1)	$—	$(1)	$(6)
Gain (loss) recognized in other comprehensive income	$1	$(4)	$1	$6
Net investment hedges
Foreign exchange contracts
Loss reclassified from accumulated other comprehensive income (loss) to income from discontinued operations, net	$—	$—	$—	$(261)
Total loss from discontinued operations, net	$—	$—	$—	$(261)
Gain (loss) recognized in other comprehensive income (b)	$8	$(14)	$10	$313

(a)
The amount represents losses reclassified from other comprehensive income (OCI) into earnings as a result of the discontinuance of hedge accounting because it is probable that the forecasted transaction will not occur.

(b)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive income related to the revaluation of the related net investment in foreign operations. There were losses of $10 million and gains of $9 million for the three months ended September 30, 2014 and 2013, respectively. There were losses of $37 million and $530 million for the nine months ended September 30, 2014 and 2013, respectively.

20.    Income Taxes
We recognized total income tax expense from continuing operations of $127 million and $285 million during the three months and nine months ended September 30, 2014, compared to income tax expense of $28 million and an income tax benefit of $55 million for the same periods in 2013. The increase in income tax expense for the three months ended September 30, 2014, compared to the same period in 2013, was driven primarily by tax expense attributable to higher pretax earnings. The increase in income tax expense for the nine months ended September 30, 2014, compared to the same period in 2013, was driven by tax expense attributable to higher pretax earnings and certain tax benefits recorded in the nine months ended September 30, 2013, which did not occur in the nine months ended September 30, 2014, related to the 2013 retroactive reinstatement of the active financing exception by the American Taxpayer Relief Act of 2012 and from a 2013 release of valuation allowance related to the measurement of foreign tax credit carryforwards anticipated to be utilized in the future.
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
The successful completion of the sale of our joint venture in China, which is currently classified as held-for-sale as of September 30, 2014, may result in additional capital gains that would allow us to realize additional capital loss carryforwards. Any resulting reversal of valuation allowance on these deferred tax assets would be recognized as an income tax benefit upon such reversal.
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
Prior to our initial public offering (IPO) in April 2014, all share-based awards were settled in cash and required liability treatment under the accounting guidance. Accounting treatment for liability-classified awards requires compensation expense to be adjusted each period until the awards are settled based on the value of the underlying share price. Pursuant to the terms of the LTIP, the Ally Board of Directors is required to determine a share price valuation (Share Price Valuation) for share-based compensation awards not less than annually. The Share Price Valuation determined by the Board prior to the IPO, assisted by an independent advisor, considered, among other things, the stock price performance, on an indexed basis, of publicly traded common stock issued by certain comparative companies and considered Ally’s common

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

stock as if it were freely tradable in the public markets. After the IPO, the share price valuation is based on the trading price for our stock. Also, after the IPO, certain awards, both existing and future grants, will be settled in stock and, as a result, will be accounted for as equity awards under the accounting guidance. For equity-classified awards, the compensation expense to be recognized over the vesting and service period is determined on the grant date. Certain awards will continue to require liability treatment and receive the same treatment as previously noted. For valuation purposes, we utilize Ally’s share price as of the grant date and the end of each reporting period for determining the necessary share-based compensation expense, depending on the classification of the awards. The per-share fair value based on market price for purposes of share-based compensation was $23.14 as of September 30, 2014.
During the three months ended September 30, 2014, we entered into prepaid equity forward contracts to economically hedge a portion of the price risk driven by fluctuations in the fair value of our DSU and IRSU awards. The prepaid equity forward contracts are hybrid instruments containing an embedded forward contract, which is considered a derivative instrument. The embedded derivative instrument is bifurcated from the host contract and is recorded at fair value with changes in fair value recorded as compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income. For further information on our derivative instruments, refer to Note 19.
RSU Awards
RSU awards are incentive awards that have been granted to employees as phantom shares of Ally. Prior to our IPO, these awards were paid in cash. As a result, RSU awards required liability treatment and were remeasured quarterly at the Share Price Valuation until they were paid. The compensation costs related to these awards were ratably charged to expense over the applicable service period. Changes in the value related to the portion of the awards that had vested and had not been paid were recognized in earnings in the period in which the changes occurred. After the IPO, the majority of existing RSU awards will settle in the form of Ally common stock, which changed the award classification from a liability award to an equity award. As a result of this classification change, a modification to the accounting for the existing awards was required. As part of the modification, the stock closing price on the date of the IPO (April 10, 2014) of $23.98 was used as the modification date value, which resulted in the recording of an increase to additional paid-in capital of $62 million, with a corresponding decrease in the liability. The remaining RSU cost for these awards, based on the modification date value, will be ratably charged to expense over the applicable service periods with an offset to additional paid-in capital. RSU awards granted in 2011 and 2012 can vest in one of two different methods. The first method allows vesting ratably over a three-year period starting on the date the award was issued, with awards fully vesting in February 2014 and February 2015. The second method allows vesting ratably over a two-year period, starting on the date the award was issued, with awards fully vesting in February 2013 and February 2014. RSU awards granted in 2013 and 2014 vest using a single method where vesting is ratable over a two-year period starting on the date the award was issued, with the majority of the awards fully vesting in January 2015 and January 2016. At September 30, 2014, there were a total of approximately 4 million award shares outstanding. We recognized expense related to RSU awards of $9 million and $35 million for the three months and nine months ended September 30, 2014, respectively. These costs were recorded as compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income.
DSU Awards
DSU awards are granted to senior executives as phantom shares of Ally and are included as part of their base salary. DSU awards are generally granted ratably each pay period throughout the year, vest immediately upon grant, and are paid in cash. DSUs awarded in 2012, 2013 and 2014 will generally be redeemable in three equal installments: the first on the final payroll date of the respective year of grant, the second ratably over the first year following the grant date, and the third ratably over the second year following the grant date. The DSU awards require liability treatment and are remeasured monthly at fair value based on market price until they are paid, with each change in value fully charged to compensation expense in the period in which the change occurs. At September 30, 2014, there were a total of approximately 3 million DSU award shares outstanding. We recognized expense related to DSU awards of $11 million and $27 million for the three months and nine months ended September 30, 2014, respectively, for the outstanding awards, recorded as compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income.
IRSU Awards
IRSU awards are incentive awards that have been granted to senior executives as phantom shares of Ally and vest based on continued service with Ally. IRSU awards from 2009 and 2010 have fully vested. The majority of IRSU awards from 2011 are also fully vested, with any remaining awards scheduled to vest by the end of 2014. There were no IRSU awards granted to senior executives in 2012. IRSU awards from 2013 vest two-thirds after two years from grant date and in full three years from grant date. After the vesting requirement is met, IRSU awards are paid in cash, and payouts are made only as we repay our TARP obligations. Payouts are allowed in 25% increments based on the percentage of TARP obligations that have been repaid, as determined in accordance with the established guidelines for determining "repayment." As of September 30, 2014, Ally had repaid 75% of its TARP obligations. Payouts are based on fair value of Ally shares at the time of the payout. The awards require liability treatment and are remeasured monthly at fair value based on market price until they are paid. The compensation costs related to these awards are ratably charged to expense over the requisite service period. Changes in value relating to the portion of the awards that have vested and have not been paid are recognized in earnings in the period in which the changes occur. At September 30, 2014, there were a total of approximately 1 million IRSU award shares outstanding. We recognized an immaterial amount of expense related to IRSU awards for the three months ended September 30, 2014, and a reduction of expense related to IRSU awards of $3 million for the nine months ended September 30, 2014, for the outstanding awards, recorded as compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income.

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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. During the nine months ended September 30, 2014, transfers from Level 3 into Level 2 included $78 million of derivative contracts in a receivable position and $81 million of derivative contracts in a payable position based on increased observability of significant inputs related to the valuation of our interest rate caps. There were no additional transfers between any levels during the nine months ended September 30, 2014.

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

We also execute over-the-counter derivative contracts, such as interest rate swaps, a cross-currency swap, swaptions, foreign-currency denominated forward contracts, prepaid equity forward contracts, caps, floors, and agency to-be-announced securities. We utilize third-party-developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves, interpolated volatility assumptions, or equity pricing) are used in the model. We classified these over-the-counter derivative contracts as Level 2 because all significant inputs into these models were market observable. During the three months ended March 31, 2014, we began to value our bilateral interest rate swap and interest rate cap portfolio using Overnight Index Swap discount curves. We previously valued this portfolio using London Interbank Offered Rate (LIBOR) discount curves. Because we continued to use a third-party-developed valuation model in which all significant inputs were market observable, these contracts remained classified as Level 2.
Historically, we had a cross-currency swap and interest rate caps accounted for as derivative instruments that were classified as Level 3. However, at September 30, 2014, we do not have any positions classified as Level 3.
We are required to consider all aspects of nonperformance risk, including our own credit standing, when measuring fair value of a liability. We reduce credit risk on the majority of our derivatives by entering into legally enforceable agreements that enable the posting and receiving of collateral associated with the fair value of our derivative positions on an ongoing basis. In the event that we do not enter into legally enforceable agreements that enable the posting and receiving of collateral, we will consider our credit risk and the credit risk of our counterparties in the valuation of derivative instruments through a credit valuation adjustment (CVA), if warranted. The CVA calculation utilizes the credit default swap spreads of the counterparty.

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

	Recurring fair value measurements
September 30, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$332	$954	$—	$1,286
U.S. State and political subdivisions	—	402	—	402
Foreign government	10	222	—	232
Mortgage-backed residential	—	10,884	—	10,884
Mortgage-backed commercial	—	212	—	212
Asset-backed	—	1,987	—	1,987
Corporate debt securities	—	983	—	983
Total debt securities	342	15,644	—	15,986
Equity securities (a)	728	—	—	728
Total available-for-sale securities	1,070	15,644	—	16,714
Mortgage loans held-for-sale, net (b)	—	3	—	3
Other assets
Interests retained in financial asset sales	—	—	61	61
Derivative contracts in a receivable position (c)
Interest rate	38	167	—	205
Foreign currency	—	25	—	25
Other	5	—	—	5
Total derivative contracts in a receivable position	43	192	—	235
Collateral placed with counterparties	—	81	—	81
Total assets	$1,113	$15,920	$61	$17,094
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$(42)	$(152)	$—	$(194)
Foreign currency	—	(96)	—	(96)
Other	(3)	(6)	—	(9)
Total derivative contracts in a payable position (c)	(45)	(254)	—	(299)
Other liabilities	(95)	—	—	(95)
Total liabilities	$(140)	$(254)	$—	$(394)

(a)	Our investment in any one industry did not exceed 19%.

(b)	Carried at fair value due to fair value option elections.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 19.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total
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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains								Fair value at September 30, 2014	Net unrealized gains included in earnings still held at September 30, 2014
($ in millions)	Fair value at July 1, 2014	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements	Transfers out of Level 3
Assets
Other assets
Interests retained in financial asset sales	$74	$4	(a)	$—	$—	$—	$—	$(17)	$—	$61	$—
Total assets	$74	$4		$—	$—	$—	$—	$(17)	$—	$61	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
	Fair value at July 1, 2013	Net realized/unrealized (losses) gains			Purchases	Sales	Issuances	Settlements	Fair value at September 30, 2013	Net unrealized losses included in earnings still held at September 30, 2013
($ in millions)		included in earnings		included in OCI
Assets
Other assets
Interests retained in financial asset sales	$124	$8	(a)	$—	$—	$—	$—	$(11)	$121	$—
Derivative contracts, net
Foreign currency	(9)	47	(b)	—	—	—	—	19	57	47	(b)
Total derivative contracts in a receivable position, net	(9)	47		—	—	—	—	19	57	47
Total assets	$115	$55		$—	$—	$—	$—	$8	$178	$47

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Refer to Note 19 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
		Net realized/unrealized gains								Fair value at September 30, 2014	Net unrealized gains included in earnings still held at September 30, 2014
($ in millions)	Fair value at Jan. 1, 2014	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements	Transfers out of Level 3
Assets
Other assets
Interests retained in financial asset sales	$100	$9	(a)	$—	$—	$—	$—	$(48)	$—	$61	$—
Interest rate derivative contracts, net	(1)	—		—	—	—	—	(2)	3	—	—
Total assets	$99	$9		$—	$—	$—	$—	$(50)	$3	$61	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2013	Net realized/unrealized (losses) gains			Purchases	Sales	Issuances	Settlements	Fair value at September 30, 2013	Net unrealized losses included in earnings still held at September 30, 2013
($ in millions)		included in earnings		included in OCI
Assets
Mortgage servicing rights	$952	$(101)	(a)	$—	$—	$(911)	$60	$—	$—	$—
Other assets
Interests retained in financial asset sales	154	19	(b)	—	—	—	—	(52)	121	—
Derivative contracts, net
Interest rate	47	(51)	(c)	—	—	—	—	4	—	—	(c)
Foreign currency	(2)	40	(c)	—	—	—	—	19	57	38	(c)
Total derivative contracts in a receivable position, net	45	(11)		—	—	—	—	23	57	38
Total assets	$1,151	$(93)		$—	$—	$(911)	$60	$(29)	$178	$38

(a)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Refer to Note 19 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.
Nonrecurring Fair Value
We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower-of-cost or fair value accounting or certain impairment measures. These items would constitute nonrecurring fair value measures.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain included in earnings for the three months ended		Total gain included in earnings for the nine months ended
September 30, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commercial finance receivables and loans, net (a)
Automotive	$—	$—	$16	$16	$(1)	n/m	(b)	n/m	(b)
Other	—	—	37	37	(14)	n/m	(b)	n/m	(b)
Total commercial finance receivables and loans, net	—	—	53	53	(15)	n/m	(b)	n/m	(b)
Other assets
Repossessed and foreclosed assets (c)	—	—	8	8	(3)	n/m	(b)	n/m	(b)
Other	—	—	2	2	—	$—		$—
Total assets	$—	$—	$63	$63	$(18)	n/m		n/m
n/m = not meaningful

(a)	Represents the portion of the portfolio specifically impaired during 2014. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(b)
We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the three months ended		Total loss included in earnings for the nine months ended
September 30, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale	$—	$—	$19	$19	$—	n/m	(a)	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	95	95	(17)	n/m	(a)	n/m	(a)
Other	—	—	63	63	(11)	n/m	(a)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	158	158	(28)	n/m	(a)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	7	7	(2)	n/m	(a)	n/m	(a)
Other	—	—	2	2	—	n/m	(a)	n/m	(a)
Total assets	$—	$—	$186	$186	$(30)	n/m		n/m
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

September 30, 2014 ($ in millions)	Level 3 nonrecurring measurements	Valuation technique	Unobservable input	Range
Assets
Commercial finance receivables and loans, net
Automotive	$16	Fair value of collateral	Adjusted appraisal value	65.0-95.0%
Other	37	Discounted cash flow	Non-public/non-rated credits	91.0-109.0%
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

	Changes included in the
	Condensed Consolidated Statement of Comprehensive Income
Three months ended September 30, ($ in millions)	Interest on loans held-for-sale (a)	Gain (loss) on mortgage loans, net	Total included in earnings
2014
Assets
Mortgage loans held-for-sale, net	$—	$—	$—
2013
Assets
Mortgage loans held-for-sale, net	$—	$14	$14	(b)

(a)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(b)	The credit impact for loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Changes included in the
	Condensed Consolidated Statement of Comprehensive Income
Nine months ended September 30, ($ in millions)	Interest on loans held-for-sale (a)	Gain on mortgage loans, net	Total included in earnings
2014
Assets
Mortgage loans held-for-sale, net	$—	$1	$1
2013
Assets
Mortgage loans held-for-sale, net	$19	$(35)	$(16)	(b)
(a)    Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.
(b)    The credit impact for loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee.
The following table provides the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans.

	September 30, 2014		December 31, 2013
($ in millions)	Unpaid principal balance	Fair value (a)	Unpaid principal balance	Fair value (a)
Assets
Mortgage loans held-for-sale, net
Total loans	$7	$3	$31	$16
Nonaccrual loans	3	2	18	9
Loans 90+ days past due (b)	3	2	15	8

(a)	Excludes accrued interest receivable.

(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance; however, excludes government-insured loans that are still accruing interest.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at September 30, 2014 and December 31, 2013.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
September 30, 2014
Financial assets
Loans held-for-sale, net (a)	$3	$—	$3	$—	$3
Finance receivables and loans, net (a)	98,405	—	—	99,733	99,733
Nonmarketable equity investments	275	—	245	51	296
Financial liabilities
Deposit liabilities	$56,851	$—	$—	$57,371	$57,371
Short-term borrowings	5,255	—	—	5,255	5,255
Long-term debt (a)	67,299	—	26,945	43,233	70,178
December 31, 2013
Financial assets
Loans held-for-sale, net (a)	$35	$—	$17	$18	$35
Finance receivables and loans, net (a)	99,120	—	—	100,090	100,090
Nonmarketable equity investments	337	—	308	38	346
Financial liabilities
Deposit liabilities	$53,350	$—	$—	$54,070	$54,070
Short-term borrowings	8,545	—	—	8,545	8,545
Long-term debt (a)(b)	69,824	—	31,067	42,297	73,364

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Condensed Consolidated Balance Sheet
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
September 30, 2014 ($ in millions)				Financial Instruments	Collateral (a)	Net Amount
Assets
Derivative assets in net asset positions	$115	$—	$115	$(9)	$(5)	$101
Derivative assets in net liability positions	120	—	120	(120)	—	—
Total assets (b)	$235	$—	$235	$(129)	$(5)	$101
Liabilities
Derivative liabilities in net liability positions	$(284)	$—	$(284)	$120	$83	$(81)
Derivative liabilities in net asset positions	(9)	—	(9)	9	—	—
Derivative liabilities with no offsetting arrangements	(6)	—	(6)	—	—	(6)
Total derivative liabilities (b)	(299)	—	(299)	129	83	(87)
Securities sold under agreements to repurchase (c)	(579)	—	(579)	—	579	—
Total liabilities	$(878)	$—	$(878)	$129	$662	$(87)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 19.

(c)	For additional information on securities sold under agreements to repurchase, refer to Note 12.

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Condensed Consolidated Balance Sheet
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
December 31, 2013 ($ in millions)				Financial Instruments	Collateral (a)	Net Amount
Assets
Derivative assets in net asset positions	$319	$—	$319	$(65)	$(120)	$134
Derivative assets in net liability positions	43	—	43	(43)	—	—
Total assets (b)	$362	$—	$362	$(108)	$(120)	$134
Liabilities
Derivative liabilities in net liability positions	$(252)	$—	$(252)	$43	$137	$(72)
Derivative liabilities in net asset positions	(65)	—	(65)	65	—	—
Total derivative liabilities (b)	(317)	—	(317)	108	137	(72)
Securities sold under agreements to repurchase (c)	(1,500)	—	(1,500)	—	1,500	—
Total liabilities	$(1,817)	$—	$(1,817)	$108	$1,637	$(72)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 19.

(c)	For additional information on securities sold under agreements to repurchase, refer to Note 12.
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
Financial information for our reportable operating segments is summarized as follows.

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage operations	Corporate and Other (a)	Consolidated (b)
2014
Net financing revenue	$850	$16	$9	$14	$889
Other revenue	69	287	—	19	375
Total net revenue	919	303	9	33	1,264
Provision for loan losses	109	—	(7)	—	102
Total noninterest expense	395	243	19	85	742
Income (loss) from continuing operations before income tax expense	$415	$60	$(3)	$(52)	$420
Total assets	$110,937	$7,178	$7,402	$23,678	$149,195
2013
Net financing revenue (loss)	$800	$16	$13	$(92)	$737
Other revenue	65	293	19	(6)	371
Total net revenue (loss)	865	309	32	(98)	1,108
Provision for loan losses	150	—	(12)	3	141
Total noninterest expense	376	226	48	112	762
Income (loss) from continuing operations before income tax expense	$339	$83	$(4)	$(213)	$205
Total assets	$108,609	$7,323	$8,562	$26,062	$150,556

(a)	Total assets for Corporate Finance were $1.7 billion and $1.6 billion at September 30, 2014 and 2013, respectively.

(b)	Net financing revenue after the provision for loan losses totaled $787 million and $596 million for the three months ended September 30, 2014 and 2013, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage operations	Corporate and Other (a)	Consolidated (b)
2014
Net financing revenue (loss)	$2,554	$47	$35	$(60)	$2,576
Other revenue	195	849	13	4	1,061
Total net revenue (loss)	2,749	896	48	(56)	3,637
Provision for loan losses	367	—	(55)	(10)	302
Total noninterest expense	1,167	785	62	262	2,276
Income (loss) from continuing operations before income tax expense	$1,215	$111	$41	$(308)	$1,059
Total assets	$110,937	$7,178	$7,402	$23,678	$149,195
2013
Net financing revenue (loss)	$2,350	$43	$62	$(450)	$2,005
Other revenue (loss)	207	926	(6)	32	1,159
Total net revenue (loss)	2,557	969	56	(418)	3,164
Provision for loan losses	350	—	14	(3)	361
Total noninterest expense	1,143	780	293	305	2,521
Income (loss) from continuing operations before income tax expense	$1,064	$189	$(251)	$(720)	$282
Total assets	$108,609	$7,323	$8,562	$26,062	$150,556

(a)	Total assets for Corporate Finance were $1.7 billion and $1.6 billion at September 30, 2014 and 2013, respectively.

(b)	Net financing revenue after the provision for loan losses totaled $2.3 billion and $1.6 billion for the nine months ended September 30, 2014 and 2013, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Information concerning principal geographic areas were as follows.

Three months ended September 30, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (b)	Net income(b)(c)
2014
Canada	$31	$7	$9
Europe	—	(1)	1
Latin America	—	—	—
Asia-Pacific	—	—	29
Total foreign	31	6	39
Total domestic (d)	1,233	414	384
Total	$1,264	$420	$423
2013
Canada	$40	$14	$13
Europe (e)	2	1	4
Latin America	—	12	26
Asia-Pacific	—	—	35
Total foreign	42	27	78
Total domestic (d)	1,066	178	13
Total	$1,108	$205	$91

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Financial Statements.

(b)	The domestic amounts include original discount amortization of $51 million and $67 million for the three months ended September 30, 2014 and 2013, respectively.

(c)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(d)	Amounts include eliminations between our domestic and foreign operations.

(e)	Amounts include eliminations between our foreign operations.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (b)	Net income (loss) (b)(c)
2014
Canada	$95	$36	$55
Europe	2	—	5
Latin America	—	—	(8)
Asia-Pacific	—	—	95
Total foreign	97	36	147
Total domestic (d)	3,540	1,023	826
Total	$3,637	$1,059	$973
2013
Canada	$136	$42	$1,256
Europe (e)	(8)	(18)	(82)
Latin America	—	7	300
Asia-Pacific	1	(2)	89
Total foreign	129	29	1,563
Total domestic (d)	3,035	253	(1,306)
Total	$3,164	$282	$257

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Financial Statements.

(b)	The domestic amounts include original discount amortization of $149 million and $191 million for the nine months ended September 30, 2014 and 2013, respectively.

(c)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(d)	Amounts include eliminations between our domestic and foreign operations.

(e)	Amounts include eliminations between our foreign operations.
25.    Parent and Guarantor Condensed Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of September 30, 2014, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statements of Comprehensive Income

Three months ended September 30, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$16	$—	$1,098	$—	$1,114
Interest and fees on finance receivables and loans — intercompany	10	—	21	(31)	—
Interest and dividends on available-for-sale investment securities	—	—	94	—	94
Interest-bearing cash	—	—	2	—	2
Interest-bearing cash — intercompany	—	—	1	(1)	—
Operating leases	1	—	898	—	899
Total financing revenue and other interest income	27	—	2,114	(32)	2,109
Interest expense
Interest on deposits	3	—	163	—	166
Interest on short-term borrowings	10	—	2	—	12
Interest on long-term debt	350	—	143	—	493
Interest on intercompany debt	22	—	10	(32)	—
Total interest expense	385	—	318	(32)	671
Depreciation expense on operating lease assets	(4)	—	553	—	549
Net financing (loss) revenue	(354)	—	1,243	—	889
Dividends from subsidiaries
Bank subsidiary	150	150	—	(300)	—
Nonbank subsidiaries	141	—	—	(141)	—
Other revenue
Servicing fees	6	—	—	—	6
Servicing asset valuation and hedge activities, net	—	—	—	—	—
Total servicing income, net	6	—	—	—	6
Insurance premiums and service revenue earned	—	—	246	—	246
(Loss) gain on mortgage and automotive loans, net	(2)	—	2	—	—
Other gain on investments, net	—	—	45	—	45
Other income, net of losses	206	—	373	(501)	78
Total other revenue	210	—	666	(501)	375
Total net revenue	147	150	1,909	(942)	1,264
Provision for loan losses	88	—	14	—	102
Noninterest expense
Compensation and benefits expense	153	—	199	(111)	241
Insurance losses and loss adjustment expenses	—	—	97	—	97
Other operating expenses	252	—	542	(390)	404
Total noninterest expense	405	—	838	(501)	742
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(346)	150	1,057	(441)	420
Income tax (benefit) expense from continuing operations	(68)	—	195	—	127
Net (loss) income from continuing operations	(278)	150	862	(441)	293
Income from discontinued operations, net of tax	127	—	3	—	130
Undistributed income (loss) of subsidiaries
Bank subsidiary	150	150	—	(300)	—
Nonbank subsidiaries	424	(2)	—	(422)	—
Net income	423	298	865	(1,163)	423
Other comprehensive loss, net of tax	(55)	(3)	(50)	53	(55)
Comprehensive income	$368	$295	$815	$(1,110)	$368

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended September 30, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$243	$—	$876	$—	$1,119
Interest and fees on finance receivables and loans — intercompany	12	—	21	(33)	—
Interest and dividends on available-for-sale investment securities	—	—	85	—	85
Interest-bearing cash	1	—	2	—	3
Interest-bearing cash - intercompany	—	—	2	(2)	—
Operating leases	141	—	691	—	832
Total financing revenue and other interest income	397	—	1,677	(35)	2,039
Interest expense
Interest on deposits	5	—	158	—	163
Interest on short-term borrowings	11	—	4	—	15
Interest on long-term debt	469	—	140	—	609
Interest on intercompany debt	23	—	12	(35)	—
Total interest expense	508	—	314	(35)	787
Depreciation expense on operating lease assets	103	—	412	—	515
Net financing (loss) revenue	(214)	—	951	—	737
Dividends from subsidiaries
Nonbank subsidiaries	54	—	—	(54)	—
Other revenue
Servicing fees	36	—	(23)	—	13
Servicing asset valuation and hedge activities, net	—	—	—	—	—
Total servicing income (loss), net	36	—	(23)	—	13
Insurance premiums and service revenue earned	—	—	251	—	251
Gain on mortgage and automotive loans, net	—	—	15	—	15
Loss on extinguishment of debt	(42)	—	—	—	(42)
Other gain on investments, net	—	—	41	—	41
Other income, net of losses	51	—	350	(308)	93
Total other revenue	45	—	634	(308)	371
Total net (loss) revenue	(115)	—	1,585	(362)	1,108
Provision for loan losses	69	—	72	—	141
Noninterest expense
Compensation and benefits expense	153	—	205	(113)	245
Insurance losses and loss adjustment expenses	—	—	85	—	85
Other operating expenses	119	—	508	(195)	432
Total noninterest expense	272	—	798	(308)	762
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(456)	—	715	(54)	205
Income tax (benefit) expense from continuing operations	(189)	—	217	—	28
Net (loss) income from continuing operations	(267)	—	498	(54)	177
Income (loss) from discontinued operations, net of tax	142	15	(243)	—	(86)
Undistributed income (loss) of subsidiaries
Bank subsidiary	235	235	—	(470)	—
Nonbank subsidiaries	(19)	5	—	14	—
Net income	91	255	255	(510)	91
Other comprehensive income (loss), net of tax	4	(34)	24	10	4
Comprehensive income	$95	$221	$279	$(500)	$95

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(2)	$—	$3,347	$—	$3,345
Interest and fees on finance receivables and loans — intercompany	26	—	64	(90)	—
Interest on loans held-for-sale	—	—	1	—	1
Interest and dividends on available-for-sale investment securities	—	—	282	—	282
Interest-bearing cash	1	—	5	—	6
Interest-bearing — intercompany	—	—	4	(4)	—
Operating leases	269	—	2,384	—	2,653
Total financing revenue and other interest income	294	—	6,087	(94)	6,287
Interest expense
Interest on deposits	11	—	484	—	495
Interest on short-term borrowings	32	—	8	—	40
Interest on long-term debt	1,143	—	433	—	1,576
Interest on intercompany debt	68	—	26	(94)	—
Total interest expense	1,254	—	951	(94)	2,111
Depreciation expense on operating lease assets	164	—	1,436	—	1,600
Net financing (loss) revenue	(1,124)	—	3,700	—	2,576
Dividends from subsidiaries
Bank subsidiary	1,650	1,650	—	(3,300)	—
Nonbank subsidiaries	462	—	—	(462)	—
Other revenue
Servicing fees	22	—	—	—	22
Servicing asset valuation and hedge activities, net	—	—	—	—	—
Total servicing income, net	22	—	—	—	22
Insurance premiums and service revenue earned	—	—	736	—	736
(Loss) gain on mortgage and automotive loans, net	(2)	—	8	—	6
Loss on extinguishment of debt	(46)	—	—	—	(46)
Other gain on investments, net	—	—	129	—	129
Other income, net of losses	591	—	1,007	(1,384)	214
Total other revenue	565	—	1,880	(1,384)	1,061
Total net revenue	1,553	1,650	5,580	(5,146)	3,637
Provision for loan losses	165	—	137	—	302
Noninterest expense
Compensation and benefits expense	441	—	604	(335)	710
Insurance losses and loss adjustment expenses	—	—	353	—	353
Other operating expenses	648	—	1,614	(1,049)	1,213
Total noninterest expense	1,089	—	2,571	(1,384)	2,276
Income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	299	1,650	2,872	(3,762)	1,059
Income tax (benefit) expense from continuing operations	(309)	—	594	—	285
Net income from continuing operations	608	1,650	2,278	(3,762)	774
Income from discontinued operations, net of tax	172	—	27	—	199
Undistributed (loss) income of subsidiaries
Bank subsidiary	(802)	(802)	—	1,604	—
Nonbank subsidiaries	995	(2)	—	(993)	—
Net income	973	846	2,305	(3,151)	973
Other comprehensive income, net of tax	126	116	124	(240)	126
Comprehensive income	$1,099	$962	$2,429	$(3,391)	$1,099

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$674	$—	$2,719	$—	$3,393
Interest and fees on finance receivables and loans — intercompany	49	—	46	(95)	—
Interest on loans held-for-sale	—	—	19	—	19
Interest and dividends on available-for-sale investment securities	—	—	229	—	229
Interest-bearing cash	3	—	5	—	8
Interest-bearing cash — intercompany	—	—	6	(6)	—
Operating leases	355	—	1,999	—	2,354
Total financing revenue and other interest income	1,081	—	5,023	(101)	6,003
Interest expense
Interest on deposits	20	—	469	—	489
Interest on short-term borrowings	35	—	12	—	47
Interest on long-term debt	1,593	—	425	(5)	2,013
Interest on intercompany debt	43	—	52	(95)	—
Total interest expense	1,691	—	958	(100)	2,549
Depreciation expense on operating lease assets	267	—	1,182	—	1,449
Net financing (loss) revenue	(877)	—	2,883	(1)	2,005
Dividends from subsidiaries
Nonbank subsidiaries	5,217	3,659	—	(8,876)	—
Other revenue
Servicing fees	118	—	(4)	—	114
Servicing asset valuation and hedge activities, net	—	—	(213)	—	(213)
Total servicing income (loss), net	118	—	(217)	—	(99)
Insurance premiums and service revenue earned	—	—	768	—	768
Gain on mortgage and automotive loans, net	—	—	52	—	52
Loss on extinguishment of debt	(42)	—	—	—	(42)
Other gain on investments, net	—	—	156	—	156
Other income, net of losses	128	—	1,116	(920)	324
Total other revenue	204	—	1,875	(920)	1,159
Total net revenue	4,544	3,659	4,758	(9,797)	3,164
Provision for loan losses	298	—	63	—	361
Noninterest expense
Compensation and benefits expense	505	—	622	(345)	782
Insurance losses and loss adjustment expenses	—	—	346	—	346
Other operating expenses	274	—	1,694	(575)	1,393
Total noninterest expense	779	—	2,662	(920)	2,521
Income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	3,467	3,659	2,033	(8,877)	282
Income tax (benefit) expense from continuing operations	(748)	—	693	—	(55)
Net income from continuing operations	4,215	3,659	1,340	(8,877)	337
(Loss) income from discontinued operations, net of tax	(1,365)	(19)	1,303	1	(80)
Undistributed income (loss) of subsidiaries
Bank subsidiary	668	668	—	(1,336)	—
Nonbank subsidiaries	(3,261)	(2,395)	—	5,656	—
Net income	257	1,913	2,643	(4,556)	257
Other comprehensive loss, net of tax	(494)	(753)	(830)	1,583	(494)
Comprehensive (loss) income	$(237)	$1,160	$1,813	$(2,973)	$(237)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

September 30, 2014 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$932	$—	$386	$—	$1,318
Interest-bearing	1,300	—	3,081	—	4,381
Interest-bearing — intercompany	—	—	413	(413)	—
Total cash and cash equivalents	2,232	—	3,880	(413)	5,699
Investment securities	—	—	16,714	—	16,714
Loans held-for-sale, net	—	—	3	—	3
Finance receivables and loans, net
Finance receivables and loans, net	4,757	—	94,761	—	99,518
Intercompany loans to
Bank subsidiary	1,300	—	—	(1,300)	—
Nonbank subsidiaries	5,603	—	1,777	(7,380)	—
Allowance for loan losses	(104)	—	(1,009)	—	(1,113)
Total finance receivables and loans, net	11,556	—	95,529	(8,680)	98,405
Investment in operating leases, net	—	—	19,341	—	19,341
Intercompany receivables from
Bank subsidiary	518	—	—	(518)	—
Nonbank subsidiaries	271	—	77	(348)	—
Investment in subsidiaries
Bank subsidiary	15,770	15,770	—	(31,540)	—
Nonbank subsidiaries	9,730	11	—	(9,741)	—
Premiums receivable and other insurance assets	—	—	1,698	(20)	1,678
Other assets	4,789	—	4,399	(2,436)	6,752
Assets of operations held-for-sale	603	—	—	—	603
Total assets	$45,469	$15,781	$141,641	$(53,696)	$149,195
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$73	$—	$73
Interest-bearing	368	—	56,410	—	56,778
Total deposit liabilities	368	—	56,483	—	56,851
Short-term borrowings	3,376	—	1,879	—	5,255
Long-term debt	22,777	—	44,522	—	67,299
Intercompany debt to
Nonbank subsidiaries	2,190	—	6,903	(9,093)	—
Intercompany payables to
Bank subsidiary	170	—	—	(170)	—
Nonbank subsidiaries	573	—	142	(715)	—
Interest payable	279	—	263	—	542
Unearned insurance premiums and service revenue	—	—	2,369	—	2,369
Accrued expenses and other liabilities	546	82	3,497	(2,436)	1,689
Total liabilities	30,279	82	116,058	(12,414)	134,005
Total equity	15,190	15,699	25,583	(41,282)	15,190
Total liabilities and equity	$45,469	$15,781	$141,641	$(53,696)	$149,195

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2013 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$979	$37	$299	$—	$1,315
Interest-bearing	1,951	—	2,265	—	4,216
Interest-bearing — intercompany	—	—	410	(410)	—
Total cash and cash equivalents	2,930	37	2,974	(410)	5,531
Investment securities	—	—	17,083	—	17,083
Loans held-for-sale, net	—	—	35	—	35
Finance receivables and loans, net
Finance receivables and loans, net	6,673	—	93,655	—	100,328
Intercompany loans to
Bank subsidiary	600	—	—	(600)	—
Nonbank subsidiaries	4,207	—	1,925	(6,132)	—
Allowance for loan losses	(131)	—	(1,077)	—	(1,208)
Total finance receivables and loans, net	11,349	—	94,503	(6,732)	99,120
Investment in operating leases, net	3,172	—	14,508	—	17,680
Intercompany receivables from
Bank subsidiary	236	—	—	(236)	—
Nonbank subsidiaries	439	—	588	(1,027)	—
Investment in subsidiaries
Bank subsidiary	14,916	14,916	—	(29,832)	—
Nonbank subsidiaries	10,029	68	—	(10,097)	—
Premiums receivable and other insurance assets	—	—	1,634	(21)	1,613
Other assets	4,691	—	6,880	(1,982)	9,589
Assets of operations held-for-sale	516	—	—	—	516
Total assets	$48,278	$15,021	$138,205	$(50,337)	$151,167
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$60	$—	$60
Interest-bearing	440	—	52,850	—	53,290
Total deposit liabilities	440	—	52,910	—	53,350
Short-term borrowings	3,225	—	5,320	—	8,545
Long-term debt	25,819	—	43,646	—	69,465
Intercompany debt to
Nonbank subsidiaries	2,334	—	4,808	(7,142)	—
Intercompany payables to
Bank subsidiary	197	—	—	(197)	—
Nonbank subsidiaries	666	—	421	(1,087)	—
Interest payable	709	—	179	—	888
Unearned insurance premiums and service revenue	—	—	2,314	—	2,314
Accrued expenses and other liabilities	680	93	3,606	(1,982)	2,397
Total liabilities	34,070	93	113,204	(10,408)	136,959
Total equity	14,208	14,928	25,001	(39,929)	14,208
Total liabilities and equity	$48,278	$15,021	$138,205	$(50,337)	$151,167

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$544	$1,639	$4,036	$(3,761)	$2,458
Investing activities
Purchases of available-for-sale securities	—	—	(4,117)	—	(4,117)
Proceeds from sales of available-for-sale securities	—	—	2,974	—	2,974
Proceeds from maturities and repayments of available-for-sale securities	—	—	1,877	—	1,877
Net decrease (increase) in finance receivables and loans	1,669	—	(2,936)	—	(1,267)
Proceeds from sales of finance receivables and loans	—	—	1,557	—	1,557
Net (increase) decrease in loans — intercompany	(104)	—	147	(43)	—
Net decrease (increase) in operating lease assets	146	—	(3,411)	—	(3,265)
Capital contributions to subsidiaries	(744)	—	—	744	—
Returns of contributed capital	1,251	—	—	(1,251)	—
Proceeds from sale of business units, net	46	—	1	—	47
Net change in restricted cash	—	—	2,128	—	2,128
Other, net	(17)	—	88	—	71
Net cash provided by (used in) investing activities	2,247	—	(1,692)	(550)	5
Financing activities
Net change in short-term borrowings — third party	151	—	(3,449)	—	(3,298)
Net (decrease) increase in deposits	(72)	—	3,573	—	3,501
Proceeds from issuance of long-term debt — third party	2,310	—	16,632	—	18,942
Repayments of long-term debt — third party	(5,535)	—	(15,704)	—	(21,239)
Net change in debt — intercompany	(143)	—	104	39	—
Dividends paid — third party	(200)	—	—	—	(200)
Dividends paid and returns of contributed capital — intercompany	—	(1,676)	(3,337)	5,013	—
Capital contributions from parent	—	—	744	(744)	—
Net cash used in financing activities	(3,489)	(1,676)	(1,437)	4,308	(2,294)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Net (decrease) increase in cash and cash equivalents	(698)	(37)	906	(3)	168
Cash and cash equivalents at beginning of year	2,930	37	2,974	(410)	5,531
Cash and cash equivalents at September 30	$2,232	$—	$3,880	$(413)	$5,699

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$5,198	$3,514	$4,528	$(8,875)	$4,365
Investing activities
Purchases of available-for-sale securities	—	—	(12,747)	—	(12,747)
Proceeds from sales of available-for-sale securities	—	—	4,721	—	4,721
Proceeds from maturities and repayments of available-for-sale securities	—	—	3,893	—	3,893
Net (increase) decrease in finance receivables and loans	(3,527)	79	6,192	—	2,744
Net decrease (increase) in loans — intercompany	342	251	(1,376)	783	—
Net (increase) in operating lease assets	(1,111)	—	(4,060)	—	(5,171)
Capital contributions to subsidiaries	(176)	—	—	176	—
Returns of contributed capital	769	150	—	(919)	—
Sales of mortgage servicing rights	—	—	911	—	911
Proceeds from sale of business units, net	1,123	554	5,260	—	6,937
Net change in restricted cash	—	(26)	2,323	—	2,297
Other, net	(200)	—	145	—	(55)
Net cash (used in) provided by investing activities	(2,780)	1,008	5,262	40	3,530
Financing activities
Net change in short-term borrowings — third party	105	36	(1,077)	—	(936)
Net (decrease) increase in deposits	(433)	—	4,527	(37)	4,057
Proceeds from issuance of long-term debt — third party	2,213	—	11,134	—	13,347
Repayments of long-term debt — third party	(6,331)	(70)	(20,324)	—	(26,725)
Net change in debt — intercompany	1,674	(271)	(664)	(739)	—
Dividends paid — third party	(601)	—	—	—	(601)
Dividends paid and returns of contributed capital — intercompany	—	(4,217)	(5,577)	9,794	—
Capital contributions from parent	—	29	147	(176)	—
Net cash used in financing activities	(3,373)	(4,493)	(11,834)	8,842	(10,858)
Effect of exchange-rate changes on cash and cash equivalents	—	—	47	—	47
Net (decrease) increase in cash and cash equivalents	(955)	29	(1,997)	7	(2,916)
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	1,952	—	1,952
Cash and cash equivalents at beginning of year	3,977	—	4,027	(491)	7,513
Cash and cash equivalents at September 30	$3,022	$29	$3,982	$(484)	$6,549
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Regulatory Matters
Ally and its subsidiaries, including Ally Bank, are or may become involved from time to time in reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the FRB, FDIC, Utah Department of Financial Institutions (UDFI), Consumer Financial Protection Bureau (CFPB), U.S. Department of Justice (DOJ), SEC, and the Federal Trade Commission regarding their respective operations. Such requests currently include subpoenas from each of the SEC and the DOJ. The subpoenas and document requests from the SEC include information covering a wide range of mortgage-related matters, and the subpoenas received from the DOJ include a broad request for documentation and other information in connection with its investigations of potential fraud and other potential legal violations related to mortgage-backed securities, as well as the origination and/or underwriting of mortgage loans. In addition, we recently received a document request from the SEC in connection with its investigation related to subprime automotive finance and related securitization activities.
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
The representation and warranty reserve was $37 million at September 30, 2014 with respect to our sold and serviced loans for which we have retained representation and warranty obligation, compared to $45 million at December 31, 2013. The liability for representation and warranty obligations reflects management's best estimate of probable losses with respect to Ally Bank's mortgage loans sold to Freddie Mac and Fannie Mae.
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
27.    Subsequent Events
Declaration of Quarterly Dividend Payments
On October 16, 2014, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $17.89 per share, or a total of $46 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G; and a cash dividend of $0.53 per share, or a total of $22 million, on Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A. The dividends are payable to shareholders of record as of November 1, 2014 and are payable on November 17, 2014.
Tender Offer
On October 22, 2014, we completed a tender offer to repurchase $750 million of our 8.000% Senior Notes due 2031, 8.000% Senior Guaranteed Notes due 2020, and 7.500% Senior Guaranteed Notes due 2020. We expect to record a loss on extinguishment of debt of approximately $160 million in the fourth quarter related to this transaction.

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
The following table presents selected statement of comprehensive income data.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2014	2013	2014	2013
Total financing revenue and other interest income	$2,109	$2,039	$6,287	$6,003
Interest expense	671	787	2,111	2,549
Depreciation expense on operating lease assets	549	515	1,600	1,449
Net financing revenue	889	737	2,576	2,005
Total other revenue	375	371	1,061	1,159
Total net revenue	1,264	1,108	3,637	3,164
Provision for loan losses	102	141	302	361
Total noninterest expense	742	762	2,276	2,521
Income from continuing operations before income tax expense (benefit)	420	205	1,059	282
Income tax expense (benefit) from continuing operations	127	28	285	(55)
Net income from continuing operations	293	177	774	337
Income (loss) from discontinued operations, net of tax	130	(86)	199	(80)
Net income	$423	$91	$973	$257
Basic and diluted earnings per common share:
Net income (loss) from continuing operations	$0.47	$(0.06)	$1.19	$(0.64)
Net income (loss)	0.74	(0.27)	1.60	(0.83)
Market price per common share:
High closing	$24.95		$25.21
Low closing	22.60		22.60
Period end closing	23.14		23.14

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents selected balance sheet and ratio data.

	At and for the three months ended September 30,		At and for the nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Selected period-end balance sheet data:
Total assets	$149,195	$150,556	$149,195	$150,556
Long-term debt	$67,299	$60,701	$67,299	$60,701
Preferred stock	$1,255	$6,940	$1,255	$6,940
Total equity	$15,190	$19,061	$15,190	$19,061
Financial ratios
Return on average assets (a)	1.12%	0.24%	0.87%	0.22%
Return on average equity (a)	11.20%	1.90%	8.88%	1.75%
Return on average tangible common equity (b)	10.34%	(3.68)%	7.68%	(3.77)%
Equity to assets (a)	9.98%	12.65%	9.77%	12.38%
Net interest spread (a)(c)	2.38%	1.84%	2.34%	1.68%
Net interest spread excluding original issue discount (a)(c)	2.55%	2.09%	2.50%	1.91%
Net yield on interest-earning assets (a)(d)	2.52%	2.15%	2.47%	1.97%
Net yield on interest-earning assets excluding original issue discount (a)(d)	2.65%	2.34%	2.60%	2.15%
Regulatory capital ratios
Tier 1 capital (to risk-weighted assets) (e)	12.65%	15.37%	12.65%	15.37%
Total risk-based capital (to risk-weighted assets) (f)	13.47%	16.40%	13.47%	16.40%
Tier 1 leverage (to adjusted quarterly average assets) (g)	10.91%	13.16%	10.91%	13.16%
Total equity	$15,190	$19,061	$15,190	$19,061
Goodwill and certain other intangibles	(27)	(188)	(27)	(188)
Unrealized gains and other adjustments	(1,481)	(1,846)	(1,481)	(1,846)
Trust preferred securities	2,545	2,544	2,545	2,544
Tier 1 capital (e)	16,227	19,571	16,227	19,571
Preferred stock	(1,255)	(6,940)	(1,255)	(6,940)
Trust preferred securities	(2,545)	(2,544)	(2,545)	(2,544)
Tier 1 common capital (non-GAAP) (h)	$12,427	$10,087	$12,427	$10,087
Risk-weighted assets (i)	$128,248	$127,348	$128,248	$127,348
Tier 1 common (to risk-weighted assets) (h)	9.69%	7.92%	9.69%	7.92%
Basel I to estimated Basel III reconciliation
Tier 1 common capital (non-GAAP) (g) — Basel I	$12,427		$12,427
Adjustments from Basel I to Basel III	552		552
Estimated common equity Tier 1 — Basel III (fully phased-in)	$12,979		$12,979
Risk-weighted assets (h) — Basel I	$128,248		$128,248
Adjustments from Basel I to Basel III	3,890		3,890
Estimated risk-weighted assets — Basel III (fully phased-in)	$132,138		$132,138
Estimated common equity Tier 1 ratio — Basel III (fully phased-in)	9.82%		9.82%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2014	2013	Favorable/ (unfavorable) % change	2014	2013	Favorable/ (unfavorable) % change
Total net revenue (loss)
Dealer Financial Services
Automotive Finance operations	$919	$865	6	$2,749	$2,557	8
Insurance operations	303	309	(2)	896	969	(8)
Mortgage operations	9	32	(72)	48	56	(14)
Corporate and Other	33	(98)	134	(56)	(418)	87
Total	$1,264	$1,108	14	$3,637	$3,164	15
Income (loss) from continuing operations before income tax expense (benefit)
Dealer Financial Services
Automotive Finance operations	$415	$339	22	$1,215	$1,064	14
Insurance operations	60	83	(28)	111	189	(41)
Mortgage operations	(3)	(4)	25	41	(251)	116
Corporate and Other	(52)	(213)	76	(308)	(720)	57
Total	$420	$205	105	$1,059	$282	n/m
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

•
Our ongoing Mortgage operations include the management of our held-for-investment mortgage portfolio. During the third quarter of 2014, we continued to execute bulk purchases of mortgage loans that were originated by third parties. Year-to-date purchases have totaled $98 million. We expect this activity to continue to be a focus of our ongoing Mortgage operations as a part of treasury asset liability management (ALM) activities.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2014	2013	Favorable/ (unfavorable) % change	2014	2013	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$2,109	$2,039	3	$6,287	$6,003	5
Interest expense	671	787	15	2,111	2,549	17
Depreciation expense on operating lease assets	549	515	(7)	1,600	1,449	(10)
Net financing revenue	889	737	21	2,576	2,005	28
Other revenue
Net servicing income (loss)	6	13	(54)	22	(99)	n/m
Insurance premiums and service revenue earned	246	251	(2)	736	768	(4)
Gain on mortgage and automotive loans, net	—	15	(100)	6	52	(88)
Loss on extinguishment of debt	—	(42)	100	(46)	(42)	(10)
Other gain on investments, net	45	41	10	129	156	(17)
Other income, net of losses	78	93	(16)	214	324	(34)
Total other revenue	375	371	1	1,061	1,159	(8)
Total net revenue	1,264	1,108	14	3,637	3,164	15
Provision for loan losses	102	141	28	302	361	16
Noninterest expense
Compensation and benefits expense	241	245	2	710	782	9
Insurance losses and loss adjustment expenses	97	85	(14)	353	346	(2)
Other operating expenses	404	432	6	1,213	1,393	13
Total noninterest expense	742	762	3	2,276	2,521	10
Income from continuing operations before income tax expense (benefit)	420	205	105	1,059	282	n/m
Income tax expense (benefit) from continuing operations	127	28	n/m	285	(55)	n/m
Net income from continuing operations	$293	$177	66	$774	$337	130
n/m = not meaningful
We earned net income from continuing operations of $293 million and $774 million for the three months and nine months ended September 30, 2014, respectively, compared to $177 million and $337 million for the three months and nine months ended September 30, 2013, respectively. Net income from continuing operations for the three months and nine months ended September 30, 2014 was favorably impacted by lower funding costs resulting from the maturity and repayment of higher-cost debt, and lower original issue discount (OID) amortization expense related to bond maturities and normal monthly amortization. Additional favorability was due to our Mortgage operations, as results for the nine months ended September 30, 2013 were unfavorably impacted by the valuation of our mortgage servicing rights (MSRs) portfolio, which was sold during the second quarter of 2013. These items were partially offset by higher income tax expense primarily attributable to higher pretax earnings, higher depreciation expense related to higher lease asset balances as a result of strong lease origination volume, and higher weather-related losses at our Insurance operations.
Total financing revenue and other interest income increased $70 million and $284 million for the three months and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. These increases resulted primarily from an increase in operating lease revenue for our Automotive Finance operations driven primarily by higher lease asset balances resulting from strong origination volume and increases in lease remarketing gains driven by strong used vehicle prices and increased termination volume. These increases were partially offset by lower mortgage loan production as a result of the wind-down of our consumer held-for-sale portfolio and runoff of our held-for-investment portfolio.
Interest expense decreased 15% and 17% for the three months and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily due to lower funding costs as a result of continued deposit growth, the repayment of higher-cost legacy debt, and a decrease in OID amortization expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Depreciation expense on operating lease assets increased $34 million and $151 million for the three months and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily due to higher lease asset balances resulting from strong lease origination volume, partially offset by higher lease remarketing gains driven by strong used vehicle prices and increased termination volume.
We earned net servicing income of $6 million and $22 million for the three months and nine months ended September 30, 2014, respectively, compared to net servicing income of $13 million and a net servicing loss of $99 million for the same periods in 2013. The decrease for the three months ended September 30, 2014, was primarily due to lower levels of off-balance sheet automotive retail serviced assets. The increase for the nine months ended September 30, 2014, was primarily due to the completed sales of our agency MSRs portfolio in the second quarter of 2013, partially offset by lower levels of off-balance sheet automotive retail serviced assets.
Gain on mortgage and automotive loans decreased $15 million and $46 million for the three months and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decreases were primarily related to our decision to cease mortgage-lending production through our direct lending channel, and margins associated with government-sponsored refinancing programs, partially offset by the completed sale of a $40 million student lending portfolio during the second quarter of 2014.
Other gain on investments, net, increased $4 million and decreased $27 million for the three months and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decrease for the nine months ended September 30, 2014, was primarily due to fewer sales of equity investments.
Other income, net of losses, decreased $15 million and $110 million for the three months and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decreases were primarily due to lower fee income and net origination revenue related to our exit from consumer mortgage-lending production associated with government-sponsored refinancing programs, and unfavorable derivative activity as a result of changes in rates and their impact on economic hedge positions. These decreases were partially offset by higher remarketing fee income.
The provision for loan losses was $102 million and $302 million for the three months and nine months ended September 30, 2014, respectively, compared to $141 million and $361 million for the same periods in 2013. The decrease for the three months ended September 30, 2014, was primarily due to a reduction in credit losses relative to the previous expectations in our consumer automotive portfolio. The decrease for the nine months ended September 30, 2014, was driven by lower reserve requirements in our Mortgage operations as a result of the continued runoff of legacy mortgage assets, partially offset by growth in our consumer automotive portfolio and the continued execution of our underwriting strategy to originate consumer automotive assets across a broad credit spectrum.
Total noninterest expense decreased 3% and 10% for the three months and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decreases were primarily due to the overall streamlining of the company from strategic actions, including our exit of all non-strategic mortgage-related activities and included lower broker fees from consumer mortgage-lending production associated with government-sponsored refinancing programs, and lower representation and warranty expense, partially offset by higher weather-related losses.
We recognized total income tax expense from continuing operations of $127 million and $285 million for the three months and nine months ended September 30, 2014, respectively, compared to income tax expense of $28 million and an income tax benefit of $55 million for the same periods in 2013. The increase in income tax expense for the three months ended September 30, 2014, compared to the same period in 2013, was driven primarily by tax expense attributable to higher pretax earnings. The increase in income tax expense for the nine months ended September 30, 2014, compared to the same period in 2013, was driven by tax expense attributable to higher pretax earnings and certain tax benefits recorded in the nine months ended September 30, 2013, which did not occur in the nine months ended September 30, 2014, related to the 2013 retroactive reinstatement of the active financing exception by the American Taxpayer Relief Act of 2012 and from a 2013 release of valuation allowance related to the measurement of foreign tax credit carryforwards anticipated to be utilized in the future.
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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2014	2013	Favorable/ (unfavorable) % change	2014	2013	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$774	$763	1	$2,276	$2,242	2
Commercial	246	246	—	772	795	(3)
Operating leases	899	832	8	2,653	2,354	13
Other interest income	3	5	(40)	8	18	(56)
Total financing revenue and other interest income	1,922	1,846	4	5,709	5,409	6
Interest expense	523	531	2	1,555	1,610	3
Depreciation expense on operating lease assets	549	515	(7)	1,600	1,449	(10)
Net financing revenue	850	800	6	2,554	2,350	9
Other revenue
Servicing fees	6	13	(54)	22	48	(54)
Gain on automotive loans, net	6	—	100	6	—	100
Other income	57	52	10	167	159	5
Total other revenue	69	65	6	195	207	(6)
Total net revenue	919	865	6	2,749	2,557	8
Provision for loan losses	109	150	27	367	350	(5)
Noninterest expense
Compensation and benefits expense	112	110	(2)	341	327	(4)
Other operating expenses	283	266	(6)	826	816	(1)
Total noninterest expense	395	376	(5)	1,167	1,143	(2)
Income from continuing operations before income tax expense (benefit)	$415	$339	22	$1,215	$1,064	14
Total assets	$110,937	$108,609	2	$110,937	$108,609	2
Components of net operating lease revenue, included in amounts above, were as follows.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2014	2013	Favorable/ (unfavorable) % change	2014	2013	Favorable/ (unfavorable) % change
Net operating lease revenue
Operating lease revenue	$899	$832	8	$2,653	$2,354	13
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains)	654	610	(7)	1,982	1,699	(17)
Remarketing gains	(105)	(95)	11	(382)	(250)	53
Total depreciation expense on operating lease assets	549	515	(7)	1,600	1,449	(10)
Total net operating lease revenue	$350	$317	10	$1,053	$905	16

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Our Automotive Finance operations earned income from continuing operations before income tax expense of $415 million and $1.2 billion for the three months and nine months ended September 30, 2014, respectively, compared to $339 million and $1.1 billion for the three months and nine months ended September 30, 2013, respectively. Results for the three months and nine months ended September 30, 2014 were favorably impacted primarily by higher operating lease revenue driven by continued growth in the operating lease portfolio, and increases in lease remarketing gains driven by strong used vehicles prices and increases in termination volumes. Lease terminations increased 115% and 119% for the three months and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Additionally, results for the three months ended September 30, 2014, were favorably impacted by lower provision for loan losses due to a reduction in credit losses relative to previous expectations. The favorability for the three months and nine months ended September 30, 2014, was partially offset by higher depreciation expense on the growing operating lease portfolio and lower servicing fees.
Consumer financing revenue increased $11 million and $34 million for the three months and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases for the three months and nine months ended September 30, 2014, were primarily due to continued growth across all vehicle portfolios, partially offset by lower yields as a result of the competitive market environment for automotive financing. In addition, the increase for the nine months ended September 30, 2014, was partially offset by a decrease in the Chrysler new vehicle portfolio.
Commercial financing revenue remained flat at $246 million and decreased $23 million for the three months and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decrease for the nine months ended September 30, 2014, was primarily due to lower yields as a result of sharply increased competition in the wholesale marketplace.
Net operating lease revenue increased 10% and 16% for the three months and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase was primarily due to higher lease asset balances resulting from strong origination volume and higher lease remarketing gains on increased termination volumes, despite the ongoing normalization of used vehicle prices during the quarter. We recognized gains of $105 million and $382 million for the three months and nine months ended September 30, 2014, respectively, compared to gains of $95 million and $250 million for the same periods in 2013. The increases in revenue and lease remarketing gains were partially offset by increases in depreciation expense due to higher lease asset balances resulting from strong lease origination volume.
Servicing fee income decreased $7 million and $26 million for the three months and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due to lower levels of off-balance sheet retail serviced assets.
Other income increased $5 million and $8 million for the three months and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases were primarily due to higher remarketing fee income driven by increased termination volume.
The provision for loan losses was $109 million and $367 million for the three months and nine months ended September 30, 2014, respectively, compared to $150 million and $350 million for the same periods in 2013. The decrease for the three months ended September 30, 2014, was primarily due to a reduction in credit losses relative to previous expectations. The increase for the nine months ended September 30, 2014, was primarily due to growth in our consumer automotive portfolio and the continued execution of our underwriting strategy to originate consumer assets across a broad credit spectrum.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing Volume
The following tables summarize our new and used vehicle consumer financing volume, including lease, and our share of consumer sales in the United States.

	Consumer automotive financing volume		% Share of manufacturer consumer sales
Three months ended September 30, (units in thousands)	2014	2013	2014	2013
GM new vehicles	181	167	31	28
Chrysler new vehicles	50	38	11	10
Other non-GM and non-Chrysler new vehicles	33	20
Used vehicles	155	131
Total consumer automotive financing volume	419	356

	Consumer automotive financing volume		% Share of manufacturer consumer sales
Nine months ended September 30, (units in thousands)	2014	2013	2014	2013
GM new vehicles	491	479	29	29
Chrysler new vehicles	129	167	10	16
Other non-GM and non-Chrysler new vehicles	86	60
Used vehicles	448	382
Total consumer automotive financing volume	1,154	1,088
Consumer automotive financing volume increased during the three months and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase for the three months ended September 30, 2014, was a result of an increase across all channels of vehicle originations. The increase for the nine months ended September 30, 2014, was primarily due to growth across all vehicle origination portfolios excluding the Chrysler new channel, which decreased as a result of the expiration of our operating agreement on April 30, 2013.
The following tables present the total U.S. consumer origination dollars and percentage mix by product type.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2014	2013	2014	2013
GM new vehicles
New retail standard	$1,910	$1,692	16	18
New retail subvented	1,805	1,050	15	11
Lease	2,391	2,527	20	26
Total GM new vehicle originations	6,106	5,269
Chrysler new vehicles
New retail standard	989	790	9	8
New retail subvented	—	—	—	—
Lease	477	275	4	3
Total Chrysler new vehicle originations	1,466	1,065
Other new retail vehicles	917	620	8	6
Other lease	161	42	1	1
Used vehicles	3,168	2,591	27	27
Total consumer automotive financing originations	$11,818	$9,587

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2014	2013	2014	2013
GM new vehicles
New retail standard	$5,385	$4,796	17	16
New retail subvented	3,526	3,596	11	12
Lease	7,431	6,561	23	23
Total GM new vehicle originations	16,342	14,953
Chrysler new vehicles
New retail standard	2,718	2,788	9	9
New retail subvented	—	390	—	1
Lease	1,099	1,651	4	6
Total Chrysler new vehicle originations	3,817	4,829
Other new retail vehicles	2,375	1,722	7	6
Other lease	375	110	1	1
Used vehicles	9,041	7,539	28	26
Total consumer automotive financing originations	$31,950	$29,153
Total consumer automotive financing originations increased $2.2 billion and $2.8 billion for the three months and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase for the three months ended September 30, 2014, was across all vehicle origination products, as well as select GM incentive programs we benefited from. Other new retail, other lease, and used vehicle originations increased 31% and 26% for the three months and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 due to the continued strategic focus beyond the GM new and Chrysler new markets. The increase for the nine months ended September 30, 2014, was partially offset by a decrease in Chrysler new volume, primarily as a result of lower penetration after the expiration of our operating agreement on April 30, 2013.
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

	Average balance		% Share of manufacturer franchise dealer inventory
Three months ended September 30, ($ in millions)	2014	2013	2014	2013
GM new vehicles (a)	$16,214	$14,545	63	67
Chrysler new vehicles (a)	7,209	6,166	44	49
Other non-GM and non-Chrysler new vehicles	2,851	2,530
Used vehicles	3,165	2,947
Total commercial wholesale finance receivables	$29,439	$26,188

(a)	Share of dealer inventory based on a 4-point average of dealer inventory (excludes in-transit units).

	Average balance		% Share of manufacturer franchise dealer inventory
Nine months ended September 30, ($ in millions)	2014	2013	2014	2013
GM new vehicles (a)	$16,646	$15,418	64	67
Chrysler new vehicles (a)	7,607	6,681	45	52
Other non-GM and non-Chrysler new vehicles	2,972	2,562
Used vehicles	3,050	3,003
Total commercial wholesale finance receivables	$30,275	$27,664

(a)	Share of dealer inventory based on a 10-point average of dealer inventory (excludes in-transit units).

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Commercial wholesale financing average volume increased during the three months and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to growing dealer inventories required to support increasing automotive industry sales. Wholesale penetration with GM and Chrysler decreased during the three months and nine months ended September 30, 2014, compared to the same periods in 2013, as a result of increased competition in the wholesale marketplace. These decreases in penetration were partially offset by increases in other non-GM and non-Chrysler volume.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance Operations
Results of Operations
The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2014	2013	Favorable/ (unfavorable) % change	2014	2013	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$246	$251	(2)	$736	$768	(4)
Investment income, net	53	55	(4)	150	190	(21)
Other income	4	3	33	10	11	(9)
Total insurance premiums and other income	303	309	(2)	896	969	(8)
Expense
Insurance losses and loss adjustment expenses	97	85	(14)	353	346	(2)
Acquisition and underwriting expense
Compensation and benefits expense	15	15	—	46	46	—
Insurance commissions expense	95	93	(2)	279	278	—
Other expenses	36	33	(9)	107	110	3
Total acquisition and underwriting expense	146	141	(4)	432	434	—
Total expense	243	226	(8)	785	780	(1)
Income from continuing operations before income tax expense (benefit)	$60	$83	(28)	$111	$189	(41)
Total assets	$7,178	$7,323	(2)	$7,178	$7,323	(2)
Insurance premiums and service revenue written	$265	$267	(1)	$775	$773	—
Combined ratio (a)	98.4%	89.6%		106.0%	100.8%

(a)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other fee income.

Our Insurance operations earned income from continuing operations before income tax expense of $60 million and $111 million for the three months and nine months ended September 30, 2014, respectively, compared to $83 million and $189 million for the three months and nine months ended September 30, 2013, respectively. The decrease for the three months ended September 30, 2014, was primarily due to higher weather-related losses, partially offset by lower non-weather losses in line with earned premium. The decrease for the nine months ended September 30, 2014, was primarily due to higher weather-related losses, partially offset by lower non-weather losses in line with earned premium, and lower realized investment gains.
Insurance premiums and service revenue earned was $246 million and $736 million for the three months and nine months ended September 30, 2014, respectively, compared to $251 million and $768 million for the same periods in 2013. The decreases were primarily due to the wind-down of our Canadian personal lines portfolio and slightly lower revenue on U.S. vehicle service products, partially offset by higher earned premium due to higher inventory levels in our wholesale business.
Investment income, net totaled $53 million and $150 million for the three months and nine months ended September 30, 2014, respectively, compared to $55 million and $190 million for the same periods in 2013. The decreases were primarily due to lower realized investment gains, partially offset by decreased other-than-temporary impairment.
Insurance losses and loss adjustment expenses totaled $97 million and $353 million for the three months and nine months ended September 30, 2014, respectively, compared to $85 million and $346 million for the same periods in 2013. The increases were primarily due to higher weather-related losses from severe hailstorms, particularly in the second quarter of 2014, partially offset by lower non-weather-related losses driven by the wind-down of the Canadian personal lines portfolio and lower losses in line with earned premium. This primarily drove the increases in the combined ratio to 98.4% and 106.0% during the three months and nine months ended September 30, 2014, respectively, compared to 89.6% and 100.8% for the three months and nine months ended September 30, 2013, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows premium and service revenue written by insurance product.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Vehicle service contracts
New retail	$114	$114	$320	$328
Used retail	129	137	386	395
Reinsurance	(41)	(39)	(115)	(106)
Total vehicle service contracts	202	212	591	617
Wholesale	47	42	139	115
Other finance and insurance (a)	16	13	45	41
Total	$265	$267	$775	$773

(a)	Other finance and insurance includes Guaranteed Automobile Protection (GAP) coverage, excess wear and tear, and other ancillary products.
Insurance premiums and service revenue written was $265 million and $775 million for the three months and nine months ended September 30, 2014, respectively, compared to $267 million and $773 million for the same periods in 2013. Insurance premiums and service revenue written decreased slightly for the three months ended September 30, 2014, primarily due to lower used volume on vehicle service contracts partially offset by higher wholesale premium driven by non-renewal of our catastrophic reinsurance policy. The slight increase for the nine months ended September 30, 2014, primarily resulted from higher wholesale premium, partially offset by lower vehicle service revenue driven by higher vehicle service reinsurance participation, lower used volume on vehicle service contracts, and an increase in lease originations, which do not translate into vehicle service contracts.
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
The following table summarizes the composition of the cash and investment portfolio held at fair value by our Insurance operations.

($ in millions)	September 30, 2014	December 31, 2013
Cash
Noninterest-bearing cash	$247	$166
Interest-bearing cash	1,222	810
Total cash	1,469	976
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	407	568
U.S. States and political subdivisions	402	315
Foreign government	232	288
Mortgage-backed	1,049	1,102
Asset-backed	26	37
Corporate debt	983	1,069
Total debt securities	3,099	3,379
Equity securities	728	940
Total available-for-sale securities	3,827	4,319
Total cash and securities	$5,296	$5,295

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Operations
Results of Operations
The following table summarizes the operating results for our Mortgage operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2014	2013	Favorable/ (unfavorable) % change	2014	2013	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$68	$83	(18)	$217	$298	(27)
Interest expense	59	70	16	182	236	23
Net financing revenue	9	13	(31)	35	62	(44)
Servicing fees	—	—	—	—	66	(100)
Servicing asset valuation and hedge activities, net	—	—	—	—	(213)	100
Total servicing loss, net	—	—	—	—	(147)	100
Gain on mortgage loans, net	—	15	(100)	6	52	(88)
Other income, net of losses	—	4	(100)	7	89	(92)
Total other revenue (loss)	—	19	(100)	13	(6)	n/m
Total net revenue	9	32	(72)	48	56	(14)
Provision for loan losses	(7)	(12)	(42)	(55)	14	n/m
Noninterest expense
Compensation and benefits expense	3	7	57	9	35	74
Representation and warranty expense	—	22	100	1	103	99
Other operating expenses	16	19	16	52	155	66
Total noninterest expense	19	48	60	62	293	79
(Loss) income from continuing operations before income tax expense (benefit)	$(3)	$(4)	25	$41	$(251)	116
Total assets	$7,402	$8,562	(14)	$7,402	$8,562	(14)
n/m = not meaningful
Our Mortgage operations incurred a loss from continuing operations before income tax expense of $3 million and earned income of $41 million for the three months and nine months ended September 30, 2014, respectively, compared to incurring a loss from continuing operations before income tax expense of $4 million and $251 million for the three months and nine months ended September 30, 2013, respectively. Results for the three months ended September 30, 2014, were favorably impacted by lower noninterest expense, partially offset by lower reserve releases and decreases in gains on mortgage loans due to the exit of non-strategic mortgage-related activities. Favorability during the nine months ended September 30, 2014, was primarily the result of lower noninterest expense driven by our exit in 2013 of all non-strategic mortgage-related activities, including consumer mortgage-lending production associated with government-sponsored refinancing programs, and our agency MSR portfolio, as well as lower provision for loan losses. In addition, results for the nine months ended September 30, 2013, were unfavorably impacted by the valuation of our MSR portfolio, which was sold during the second quarter of 2013, as well as the representation and warranty expense associated with the portfolio.
Net financing revenue was $9 million and $35 million for the three months and nine months ended September 30, 2014, respectively, compared to $13 million and $62 million for the same periods in 2013. The decreases in net financing revenue were primarily due to the wind-down of our consumer held-for-sale portfolio and runoff of our held-for-investment portfolio, partially offset by lower interest expense as a result of lower funding costs.
We earned no net servicing income for the nine months ended September 30, 2014, compared to a net servicing loss of $147 million for the same period in 2013, due to the completed sales of our agency MSR portfolio during the second quarter of 2013.
The net gain on mortgage loans decreased $15 million and $46 million for the three months and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decreases were primarily related to our decision to cease mortgage-lending production through our direct lending channel, and margins associated with government-sponsored refinancing programs. The decrease for the nine months ended September 30, 2014, was partially offset by the completed sale of a $40 million student lending portfolio during the second quarter of 2014.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Other income, net of losses, was $0 million and $7 million for the three months and nine months ended September 30, 2014, respectively, compared to $4 million and $89 million for the same periods in 2013. The decreases were primarily due to lower fee income and net origination revenue related to our exit from consumer mortgage-lending production associated with government-sponsored refinancing programs.
The provision for loan losses increased $5 million for the three months ended September 30, 2014, and decreased $69 million for the nine months ended September 30, 2014, compared to the same periods in 2013. The increase during the three months ended September 30, 2014, was primarily due to a smaller reserve release for mortgage assets when compared to the same period in 2013. The decrease during the nine months ended September 30, 2014, was primarily due to lower reserve requirements as a result of the continued runoff of legacy mortgage assets, lower net charge-offs in 2014, and improvements in home prices.
Total noninterest expense decreased $29 million and $231 million for the three months and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decreases were primarily due to our exit of all non-strategic mortgage-related activities, and included lower broker fees from consumer mortgage-lending production associated with government-sponsored refinancing programs, lower compensation and benefits expense driven by the exit of our consumer held-for-sale portfolio strategies, and lower representation and warranty expense.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2014	2013	Favorable/ (unfavorable) % change	2014	2013	Favorable/ (unfavorable) % change
Net financing revenue (loss)
Total financing revenue and other interest income	$89	$79	13	$273	$203	34
Interest expense
Original issue discount amortization	51	67	24	149	191	22
Other interest expense	24	104	77	184	462	60
Total interest expense	75	171	56	333	653	49
Net financing revenue (loss) (a)	14	(92)	115	(60)	(450)	87
Other revenue
Loss on extinguishment of debt	—	(42)	100	(46)	(42)	(10)
Other gain on investments, net	6	—	n/m	22	3	n/m
Other income, net of losses	13	36	(64)	28	71	(61)
Total other revenue (loss)	19	(6)	n/m	4	32	(88)
Total net revenue (loss)	33	(98)	134	(56)	(418)	87
Provision for loan losses	—	3	100	(10)	(3)	n/m
Total noninterest expense (b)	85	112	24	262	305	14
Loss from continuing operations before income tax expense (benefit)	$(52)	$(213)	76	$(308)	$(720)	57
Total assets	$23,678	$26,062	(9)	$23,678	$26,062	(9)
n/m = not meaningful

(a)	Refer to the table that follows for further details on the components of net financing revenue (loss).

(b)
Includes a reduction of $172 million and $518 million for the three months and nine months ended September 30, 2014, respectively, and $181 million and $552 million for the three months and nine months ended September 30, 2013, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes the components of net financing activity for Corporate and Other.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Original issue discount amortization (a)	$(51)	$(67)	$(149)	$(191)
Net impact of the funds transfer pricing methodology
Unallocated liquidity costs (b)	23	(67)	14	(291)
Funds-transfer pricing / cost of funds mismatch (c)	159	38	436	154
Unassigned equity costs (d)	(135)	(10)	(417)	(162)
Total net impact of the funds transfer pricing methodology	47	(39)	33	(299)
Other (including Corporate Finance net financing revenue)	18	14	56	40
Total net financing revenue (loss) for Corporate and Other	$14	$(92)	$(60)	$(450)
Outstanding original issue discount balance	$1,455	$1,656	$1,455	$1,656

(a)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Represents the unallocated cost of funding our cash and investment portfolio.

(c)
Represents our methodology to assign funding costs to classes of assets and liabilities based on expected duration and the London Interbank Offered Rate (LIBOR) swap curve plus an assumed credit spread. Matching duration allocates interest income and interest expense to the reportable segments so the respective reportable segments results are insulated from interest rate risk. The balance above is the resulting benefit due to holding interest rate risk at Corporate and Other.

(d)	Primarily represents the unassigned cost of maintaining required capital positions for certain of our regulated entities, primarily Ally Bank and Ally Insurance.
The following table presents the scheduled remaining amortization of original issue discount at September 30, 2014.

Year ended December 31, ($ in millions)	2014	2015	2016	2017	2018	2019 and thereafter (a)	Total
Original issue discount
Outstanding balance	$1,415	$1,357	$1,289	$1,209	$1,116	$—
Total amortization (b)	40	58	68	80	93	1,116	$1,455

(a)	The maximum annual scheduled amortization for any individual year is $158 million in 2030.

(b)	The amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other incurred a loss from continuing operations before income tax expense of $52 million and $308 million for the three months and nine months ended September 30, 2014, respectively, compared to $213 million and $720 million for the three months and nine months ended September 30, 2013, respectively. The improvement in the loss from continuing operations before income tax expense for the three months and nine months ended September 30, 2014, respectively, was primarily due to lower funding costs as a result of maturity and repayment of high cost debt, as well as decreases in OID amortization expense related to bond maturities and normal monthly amortization, and decreases in noninterest expense as a result of the overall streamlining of the company from strategic actions. The improvement during the three months and nine months ended September 30, 2014, was partially offset by decreases in other income primarily due to unfavorable derivative activity as a result of changes in rates and their impact on economic hedge positions.
Corporate and Other also includes the results of Corporate Finance. Corporate Finance earned income from continuing operations before income tax expense of $18 million and $55 million for the three months and nine months ended September 30, 2014, respectively, compared to $5 million and $40 million for the three months and nine months ended September 30, 2013, respectively. The increases were primarily due to higher net financing and other revenue primarily resulting from asset growth in the core business, as well as recoveries from previously charged-off exposures.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Cash and Investments
The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

($ in millions)	September 30, 2014	December 31, 2013
Cash
Noninterest-bearing cash	$1,045	$1,123
Interest-bearing cash	3,151	3,396
Total cash	4,196	4,519
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	879	859
Mortgage-backed	10,047	9,718
Asset-backed	1,961	2,183
Total debt securities	12,887	12,760
Equity securities	—	4
Total available-for-sale securities	12,887	12,764
Total cash and securities	$17,083	$17,283

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Risk Management
Managing the risk/reward trade-off is a fundamental component of operating our businesses. Our risk management program is overseen by the Ally Board of Directors (the Board), various risk committees, the executive leadership team, and our associates. The Risk and Compliance Committee of the Board, together with the Board, sets the risk appetite across our company while the risk committees, executive leadership team, and our associates identify and monitor potential risks and manage those risks to be within our risk appetite. Ally's primary risks include credit, lease residual, market, operational, insurance/underwriting, and liquidity. For more information on our risk management process, refer to the Risk Management MD&A section of our 2013 Annual Report on Form 10-K.
Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	September 30, 2014	December 31, 2013
Finance receivables and loans
Dealer Financial Services	$90,167	$90,220
Mortgage operations	7,595	8,444
Corporate and Other	1,756	1,664
Total finance receivables and loans	99,518	100,328
Held-for-sale loans
Dealer Financial Services	—	—
Mortgage operations	3	16
Corporate and Other	—	19
Total held-for-sale loans	3	35
Total on-balance sheet loans	$99,521	$100,363
Off-balance sheet securitized loans
Dealer Financial Services	$2,032	$899
Mortgage operations	—	—
Corporate and Other	—	—
Total off-balance sheet securitized loans	$2,032	$899
Operating lease assets
Dealer Financial Services	$19,341	$17,680
Mortgage operations	—	—
Corporate and Other	—	—
Total operating lease assets	$19,341	$17,680
Serviced loans and leases
Dealer Financial Services	$112,801	$111,589
Mortgage operations (a)	7,533	8,333
Corporate and Other	1,210	1,498
Total serviced loans and leases	$121,544	$121,420

(a)	Represents primary mortgage loan-servicing portfolio only, which includes on-balance sheet loans of $7.5 billion and $8.3 billion at September 30, 2014, and December 31, 2013, respectively.
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
During the three months and nine months ended September 30, 2014, the U.S. economy resumed expansion after severe winter weather earlier in the year. Labor market conditions improved further during the period, with nonfarm payrolls increasing by an average of 224,000 per month and the unemployment rate averaging 6.1%. Within the U.S. automotive market, new vehicle sales were stronger quarter to quarter at a Seasonally Adjusted Annual Rate of 16.7 million. We continue to be cautious with the economic outlook given continued weak global economic growth, heightened geo-political risks, and expected higher interest rates as the Federal Reserve normalizes monetary policy.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and held-for-sale loans. At September 30, 2014, this primarily included $90.2 billion of automobile finance receivables and loans and $7.6 billion of mortgage finance receivables and loans. Within our on-balance sheet portfolio, we have elected to account for certain mortgage loans at fair value. Changes in the fair value of loans are classified as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income. During 2013, we sold our mortgage business lending operations, completed the sales of agency MSRs, and exited the correspondent and direct lending channels. Our ongoing Mortgage operations are limited to the management of our held-for-investment mortgage portfolio. During the third quarter, we continued to execute bulk purchases of mortgage loans, as this activity is a focus of our ongoing Mortgage operations as a part of treasury asset liability management (ALM) activities.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Consumer
Finance receivables and loans
Loans at historical cost	$66,269	$64,860	$548	$521	$—	$1
Loans at fair value	1	1	—	—	—	—
Total finance receivables and loans	66,270	64,861	548	521	—	1
Loans held-for-sale	3	16	2	9	—	—
Total consumer loans	66,273	64,877	550	530	—	1
Commercial
Finance receivables and loans
Loans at historical cost	33,248	35,467	73	204	—	—
Loans held for sale	—	19	—	—	—	—
Total commercial loans	33,248	35,486	73	204	—	—
Total on-balance sheet loans	$99,521	$100,363	$623	$734	$—	$1

(a)	Includes nonaccrual troubled debt restructured loans (TDRs) of $283 million and $312 million at September 30, 2014, and December 31, 2013, respectively.

(b)
Generally, loans that are 90 days past due and still accruing represent loans with government guarantees. There were no troubled debt restructured loans classified as 90 days past due and still accruing at September 30, 2014 and December 31, 2013.

Total on-balance sheet loans outstanding at September 30, 2014, decreased $842 million to $99.5 billion from December 31, 2013, reflecting a decrease of $2.2 billion in the commercial portfolio, partially offset by an increase of $1.4 billion in the consumer portfolio. The decrease in commercial on-balance sheet loans outstanding was primarily driven by seasonality of dealer inventories, as well as the continued competitive environment across the automotive lending market. The increase in consumer on-balance sheet loans was primarily driven by automobile originations, which outpaced portfolio runoff.
Total TDRs outstanding at September 30, 2014, decreased $29 million from December 31, 2013, as we continue our loss mitigation efforts on consumer and commercial loans including continued foreclosure prevention and participation in a variety of government-sponsored refinancing programs. Refer to Note 6 to the Condensed Consolidated Financial Statements for additional information.
Total nonperforming loans at September 30, 2014, decreased $111 million to $623 million from December 31, 2013, reflecting a decrease of $131 million of commercial nonperforming loans, partially offset by an increase of $20 million of consumer nonperforming loans. The decrease in total nonperforming loans from December 31, 2013 was driven, in part, by the successful rehabilitation of certain accounts within the commercial automobile portfolio. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K for additional information.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer and commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Consumer
Finance receivables and loans at historical cost	$149	$126	0.9%	0.8%	$373	$346	0.8%	0.7%
Commercial
Finance receivables and loans at historical cost	—	—	—	—	(6)	(3)	—	—
Total finance receivables and loans at historical cost	$149	$126	0.6%	0.5%	$367	$343	0.5%	0.5%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Net charge-offs were $149 million and $367 million for the three months and nine months ended September 30, 2014, respectively, compared to $126 million and $343 million for the three months and nine months ended September 30, 2013, respectively. The increase during the three months and nine months ended September 30, 2014, was driven primarily by the change in our portfolio mix as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad credit spectrum. Loans held-for-sale are accounted for at the lower-of-cost or fair value and, therefore, we do not record charge-offs.
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
Consumer Credit Portfolio
During the three months and nine months ended September 30, 2014, the credit performance of the consumer portfolio remained strong and reflects the continued execution of our underwriting strategy to originate consumer automotive assets across a broad credit spectrum to include used, nonprime, extended term, non-GM, non-Chrysler, and non-subvented. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K.
The following table includes consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Consumer automobile (c)	$58,675	$56,417	$355	$329	$—	$—
Consumer mortgage	7,594	8,443	193	192	—	1
Total consumer finance receivables and loans	$66,269	$64,860	$548	$521	$—	$1

(a)	Includes nonaccrual troubled debt restructured loans of $222 million and $237 million at September 30, 2014, and December 31, 2013, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at both September 30, 2014, and December 31, 2013.

(c)
Includes $16 million and $1 million of fair value adjustment for loans in hedge accounting relationships at September 30, 2014 and December 31, 2013, respectively. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information.

Total consumer outstanding finance receivables and loans increased $1.4 billion at September 30, 2014 compared with December 31, 2013. This increase was related to our automobile consumer loan originations, which outpaced portfolio runoff. This increase was partially offset by the continued runoff of legacy mortgage assets.
Total consumer nonperforming finance receivables and loans at September 30, 2014 increased $27 million to $548 million from December 31, 2013. Nonperforming consumer automobile finance receivables and loans increased primarily due to growth in our consumer automobile portfolio, as well as, the changes in our portfolio mix as we continued the execution of our underwriting strategy to expand our originations across a broader credit spectrum. Refer to Note 6 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans remained flat at 0.8% at both September 30, 2014 and December 31, 2013.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consumer automotive loans accruing and past due 30 days or more increased $13 million to $1.3 billion at September 30, 2014, compared with December 31, 2013.
The following table includes consumer net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Consumer automobile	$137	$115	0.9%	0.8%	$341	$288	0.8%	0.7%
Consumer mortgage	12	11	0.6	0.5	32	58	0.5	0.8
Total consumer finance receivables and loans	$149	$126	0.9%	0.8%	$373	$346	0.8%	0.7%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer automobile finance receivables and loans were $137 million and $341 million for the three months and nine months ended September 30, 2014, respectively, compared to $115 million and $288 million for the three months and nine months ended September 30, 2013, respectively. The increase during the three months and nine months ended September 30, 2014, was driven primarily by the change in our portfolio mix as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad credit spectrum, as well as growth in our consumer automobile portfolio.
Our net charge-offs from total consumer mortgage receivables and loans were $12 million and $32 million for the three months and nine months ended September 30, 2014, respectively, compared to $11 million and $58 million for the same periods in 2013. The decrease during the nine months ended September 30, 2014 was driven by continued runoff of legacy mortgage assets and improvements in home prices.
The following table summarizes the unpaid principal balance of total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Consumer automobile	$8,789	$6,744	$23,045	$20,832
Consumer mortgage	—	—	—	6,804
Total consumer loan originations	$8,789	$6,744	$23,045	$27,636
Total automobile-originated loans increased $2.0 billion and $2.2 billion for the three months and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase during the three months ended September 30, 2014, was across all channels of vehicle originations. The increase during the nine months ended September 30, 2014, was primarily due to increased used, non-GM, non-Chrysler, and GM vehicle originations. Total mortgage-originated loans decreased $6.8 billion for the nine months ended September 30, 2014. The decline in loan production was driven by our strategic exit from the direct lending channel and our decision announced on April 17, 2013 to exit the correspondent lending channel and cease production of any new jumbo mortgage loans at that time.
Consumer loan originations retained on-balance sheet as held-for-investment were $8.8 billion and $23.0 billion for the three months and nine months ended September 30, 2014, respectively, compared to $6.7 billion and $21.6 billion for the three months and nine months ended September 30, 2013, respectively. The increase during the three months ended September 30, 2014, was across all channels of vehicle originations. The increase during the nine months ended September 30, 2014, was primarily due to increased used, non-GM, non-Chrysler, and GM vehicle originations.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows the percentage of total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state concentration. Total automobile loans were $58.7 billion and $56.4 billion at September 30, 2014, and December 31, 2013, respectively. Total mortgage and home equity loans were $7.6 billion and $8.4 billion at September 30, 2014 and December 31, 2013, respectively.

	September 30, 2014 (a)		December 31, 2013
	Automobile	Mortgage	Automobile	Mortgage
Texas	13.5%	5.5%	13.2%	5.8%
California	6.1	29.4	5.8	29.5
Florida	7.2	3.7	7.0	3.6
Pennsylvania	5.3	1.6	5.3	1.7
Illinois	4.4	4.3	4.4	4.4
Michigan	4.0	3.9	4.4	3.9
Georgia	4.1	2.1	4.0	2.1
New York	4.0	1.8	4.3	1.9
Ohio	4.0	0.7	4.0	0.7
North Carolina	3.5	1.9	3.4	1.9
Other United States	43.9	45.1	44.2	44.5
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at September 30, 2014.
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in Texas and California, which represented an aggregate of 21.2% and 21.1% of our total outstanding consumer finance receivables and loans at September 30, 2014, and December 31, 2013, respectively.
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
Repossessed assets in our Automotive Finance operations at September 30, 2014 decreased $9 million to $92 million from December 31, 2013. Foreclosed mortgage assets at September 30, 2014, decreased $1 million to $9 million from December 31, 2013.
Commercial Credit Portfolio
During the three months and nine months ended September 30, 2014, the credit performance of the commercial portfolio remained strong, as nonperforming finance receivables and loans improved and no net charge-offs were realized for the period. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes total commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Commercial and industrial
Automobile	$28,453	$30,948	$21	$116	$—	$—
Other (c)	1,756	1,664	51	74	—	—
Commercial real estate — Automobile	3,039	2,855	1	14	—	—
Total commercial finance receivables and loans	$33,248	$35,467	$73	$204	$—	$—

(a)	Includes nonaccrual troubled debt restructured loans of $61 million and $75 million at September 30, 2014, and December 31, 2013, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at September 30, 2014 and December 31, 2013.

(c)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding decreased $2.2 billion from December 31, 2013, to $33.2 billion at September 30, 2014. The commercial and industrial finance receivables and loans outstanding decreased $2.4 billion primarily due to the seasonal fluctuations in floorplan assets and the continued competitive environment across the automotive lending market. This decrease was partially offset by the increase within Other, representing the corporate finance portfolio, as the growth continues in line with our business strategy.
Total commercial nonperforming finance receivables and loans were $73 million at September 30, 2014, reflecting a decrease of $131 million when compared to December 31, 2013. The decrease was primarily driven by the successful rehabilitation or liquidation of certain nonperforming accounts and fewer accounts deteriorating into nonperforming status within the commercial automobile portfolio. Total nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans decreased to 0.2% as of September 30, 2014, from 0.6% as of December 31, 2013.
The following table includes total commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Commercial and industrial
Automobile	$—	$—	—%	—%	$1	$—	—%	—%
Other	—	—	—	—	(7)	(3)	(0.5)	(0.2)
Commercial real estate — Automobile	—	—	—	—	—	—	—	—
Total commercial finance receivables and loans	$—	$—	—%	—%	$(6)	$(3)	—%	—%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from commercial finance receivables and loans resulted in no net charge-offs and $6 million of recoveries for the three months and nine months ended September 30, 2014, compared to no net charge-offs and $3 million of recoveries for the three months and nine months ended September 30, 2013. The increase in recoveries for the nine months ended September 30, 2014, was primarily due to our continued efforts to resolve previously charged-off exposures.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $3.0 billion and $2.9 billion at September 30, 2014 and December 31, 2013, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total commercial real estate finance receivables and loans by geographic region. These finance receivables and loans are reported at carrying value before allowance for loan losses.

	September 30, 2014	December 31, 2013
Geographic region
Texas	13.7%	13.2%
Florida	12.7	12.6
Michigan	10.4	11.6
California	9.0	9.2
North Carolina	4.0	4.1
New York	3.9	4.5
Virginia	3.7	3.8
Pennsylvania	3.4	3.3
Georgia	3.4	3.1
Illinois	2.7	2.5
Other United States	33.1	32.1
Total commercial real estate finance receivables and loans	100.0%	100.0%
Commercial Criticized Exposure
Finance receivables and loans classified as special mention, substandard, or doubtful are deemed criticized. These classifications are based on regulatory definitions and generally represent finance receivables and loans within our portfolio that have a higher default risk or have already defaulted. These finance receivables and loans require additional monitoring and review including specific actions to mitigate our potential loss.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentrations. These finance receivables and loans within our automobile and corporate finance portfolios are reported at carrying value before allowance for loan losses.

	September 30, 2014	December 31, 2013
Industry
Automotive	90.6%	91.4%
Health/Medical	2.4	1.6
Services	1.7	2.5
Other	5.3	4.5
Total commercial criticized finance receivables and loans	100.0%	100.0%
Total criticized exposures decreased $185 million from December 31, 2013 to $1.9 billion at September 30, 2014, primarily due to our continued efforts to resolve criticized loans.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended September 30, 2014 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at July 1, 2014	$729	$302	$1,031	$140	$1,171
Charge-offs	(188)	(13)	(201)	—	(201)
Recoveries	51	1	52	—	52
Net charge-offs	(137)	(12)	(149)	—	(149)
Provision for loan losses	112	(7)	105	(3)	102
Other	(11)	—	(11)	—	(11)
Allowance at September 30, 2014	$693	$283	$976	$137	$1,113
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2014 (a)	1.2%	3.7%	1.5%	0.4%	1.1%
Net charge-offs to average finance receivables and loans outstanding at September 30, 2014 (a)	0.9%	0.6%	0.9%	—%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2014 (a)	194.8%	147.0%	178.0%	187.9%	179.2%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2014	1.3	6.0	1.6	n/m	1.9
n/m = not meaningful

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Three months ended September 30, 2013 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at July 1, 2013	$610	$431	$1,041	$142	$1,183
Charge-offs	(168)	(16)	(184)	—	(184)
Recoveries	53	5	58	—	58
Net charge-offs	(115)	(11)	(126)	—	(126)
Provision for loan losses	156	(12)	144	(3)	141
Other	—	(1)	(1)	1	—
Allowance at September 30, 2013	$651	$407	$1,058	$140	$1,198
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2013 (a)	1.2%	4.6%	1.6%	0.5%	1.3%
Net charge-offs to average finance receivables and loans outstanding at September 30, 2013 (a)	0.8%	0.5%	0.8%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2013 (a)	212.7%	180.4%	199.0%	55.7%	153.0%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2013	1.4	9.4	2.1	n/m	2.4
n/m = not meaningful

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2014 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2014	$673	$389	$1,062	$146	$1,208
Charge-offs	(511)	(38)	(549)	(5)	(554)
Recoveries	170	6	176	11	187
Net charge-offs	(341)	(32)	(373)	6	(367)
Provision for loan losses	372	(55)	317	(15)	302
Other	(11)	(19)	(30)	—	(30)
Allowance at September 30, 2014	$693	$283	$976	$137	$1,113
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2014 (a)	1.2%	3.7%	1.5%	0.4%	1.1%
Net charge-offs to average finance receivables and loans outstanding at September 30, 2014 (a)	0.8%	0.5%	0.8%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2014 (a)	194.8%	147.0%	178.0%	187.9%	179.2%
Ratio of allowance for loan losses to net charge-offs at September 30, 2014	1.5	6.8	2.0	(16.7)	2.3

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Nine months ended September 30, 2013 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2013	$575	$452	$1,027	$143	$1,170
Charge-offs	(443)	(71)	(514)	(3)	(517)
Recoveries	155	13	168	6	174
Net charge-offs	(288)	(58)	(346)	3	(343)
Provision for loan losses	355	14	369	(8)	361
Other	9	(1)	8	2	10
Allowance at September 30, 2013	$651	$407	$1,058	$140	$1,198
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2013 (a)	1.2%	4.6%	1.6%	0.5%	1.3%
Net charge-offs to average finance receivables and loans outstanding at September 30, 2013 (a)	0.7%	0.8%	0.7%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2013 (a)	212.7%	180.4%	199.0%	55.7%	153.0%
Ratio of allowance for loan losses to net charge-offs at September 30, 2013	1.7	5.3	2.3	(30.1)	2.6

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at September 30, 2014, declined $82 million compared to September 30, 2013. The decrease was primarily due to lower reserve requirements within our Mortgage operations as a result of continued runoff of legacy mortgage assets. The decrease was partially offset by growth in our consumer automotive portfolio and the continued execution of our underwriting strategy to originate consumer automotive assets across a broad credit spectrum.
The allowance for commercial loan losses declined $3 million at September 30, 2014, compared to September 30, 2013, primarily as a result of improved portfolio performance.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2014			2013
September 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Consumer automobile	$693	1.2%	62.3%	$651	1.2%	54.3%
Consumer mortgage	283	3.7	25.4	407	4.6	34.0
Total consumer loans	976	1.5	87.7	1,058	1.6	88.3
Commercial
Commercial and industrial
Automobile	59	0.2	5.3	56	0.2	4.7
Other	47	2.7	4.2	50	3.1	4.2
Commercial real estate — Automobile	31	1.0	2.8	34	1.2	2.8
Total commercial loans	137	0.4	12.3	140	0.5	11.7
Total allowance for loan losses	$1,113	1.1%	100.0%	$1,198	1.3%	100.0%
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Consumer
Consumer automobile	$112	$156	$372	$355
Consumer mortgage	(7)	(12)	(55)	14
Total consumer loans	105	144	317	369
Commercial
Commercial and industrial
Automobile	(3)	(3)	(6)	1
Other	—	3	(10)	(3)
Commercial real estate — Automobile	—	(3)	1	(6)
Total commercial loans	(3)	(3)	(15)	(8)
Total provision for loan losses	$102	$141	$302	$361
The provision for consumer loan losses decreased $39 million and $52 million for the three months and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decreases were primarily due to a reduction in credit losses relative to the previous expectations in our consumer automobile portfolio, as well as the continued runoff of legacy mortgage assets. For the nine months ended September 30, 2014, the decrease was partially offset by growth in our consumer automobile portfolio and the continued execution of our underwriting strategy to originate consumer automotive assets across a broad credit spectrum.
Provision for commercial loan losses was flat for the three months ended September 30, 2014, compared to the same period in 2013. For the nine months ended September 30, 2014, provision for commercial loan losses decreased $7 million compared to the same period in 2013. This decrease was largely driven by recoveries of previously charged-off exposures.
Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. The factors that have material impact on lease residual risk include accuracy of assumptions used for residual value forecasting, the execution of remarketing strategies, manufacturer marketing programs, and the stability of the used vehicle market. For additional information on our valuation of automobile lease assets and residuals, refer to the Critical Accounting Estimates — Valuation of Automobile Lease Assets and Residuals section within the MD&A included in our 2013 Annual Report on Form 10-K.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes the volume of Ally lease terminations and average gain per vehicle in the United States over recent periods. The actual gain per vehicle on lease terminations varies based upon the type of vehicle.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Off-lease vehicles remarketed (in units)	79,280	36,811	225,424	102,894
Average gain per vehicle ($ per unit)	$1,327	$2,571	$1,698	$2,426
The number of off-lease vehicles remarketed during the three months and nine months ended September 30, 2014, more than doubled as compared to the same periods in 2013, reflecting growth in lease originations from 2010-2012 after curtailing lease originations in 2008-2009 as a result of the economic downturn. However, the number of off-lease vehicles remarketed during the three months ended September 30, 2014, decreased 7% compared to the three months ended June 30, 2014, as termination volumes moderated from the second quarter. We expect lease termination volumes to continue to remain near the levels experienced during the three months ended September 30, 2014, although actual termination volumes may vary in the future from forecasted volumes due to factors such as new lease originations and automotive manufacturer lease pull-ahead programs.
Average gain per vehicle decreased for the three months and nine months ended September 30, 2014, compared to the same periods in 2013, primarily as a result of normalizing trends for used vehicle prices. This trend is expected to continue. For more information on our Investment in Operating Leases, refer to Note 7 to the Condensed Consolidated Financial Statements, and Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.
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
Net Financing Revenue Sensitivity Analysis
Interest rate risk represents our most significant exposure to market risk. We actively monitor the level of exposure so that movements in interest rates do not adversely affect future earnings. We use net financing revenue sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our financial instruments.
We prepare forward-looking forecasts of net financing revenue, which take into consideration anticipated future business growth, asset/liability positioning, and interest rates based on the implied forward curve. Simulations are used to assess changes in net financing revenue in multiple interest rates scenarios relative to the baseline forecast. The changes in net financing revenue relative to the baseline are defined as the sensitivity. Our simulation incorporates contractual cash flows and repricing characteristics for all assets, liabilities and off-balance sheet exposures and incorporates the effects of changing interest rates on the prepayment and attrition rates of certain assets and liabilities. The analysis is highly dependent upon a variety of assumptions including the repricing characteristics of deposits with non-contractual maturities. Our simulation does not assume any specific future actions are taken to mitigate the impacts of changing interest rates.
The net financing revenue sensitivity tests measure the potential change in our pretax net financing revenue over the following twelve months. A number of alternative rate scenarios are tested, including immediate parallel shocks to the forward yield curve, nonparallel shocks to the forward yield curve, and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Our twelve-month pretax net financing revenue sensitivity based on the forward-curve was as follows.

Instantaneous Change in Interest Rates as of ($ in millions)	September 30, 2014	December 31, 2013
Parallel rate shifts (relative to the base forward-curve)
-100 basis points	$75	$53
+100 basis points	(164)	(127)
+200 basis points	(252)	(176)
Ally remains moderately liability sensitive as our simulation models assume liabilities will initially re-price faster than assets. A material portion of the current interest rate exposure is driven by rate index floors on certain commercial loans that limit interest income increases until the related rate index rises above the level of the floor. In addition, we enter into receive-fixed interest rate swaps designated as fair value hedges of certain fixed-rate liabilities including legacy unsecured debt. These swaps continue to generate positive financing revenue in the current interest rate environment, but add to our liability sensitive position. The size, maturity and mix of our hedging activities change frequently as we adjust our broader asset and liability management objectives.
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
We maintain available liquidity in the form of cash, unencumbered highly liquid securities, and available credit facility capacity that, taken together, allows us to operate and to meet our contractual and contingent obligations in the event of market-wide disruptions and enterprise-specific events. We maintain available liquidity at various entities and consider regulatory restrictions and tax implications that may limit our ability to transfer funds across entities. At September 30, 2014, we maintained $11.4 billion of total available parent company liquidity and $7.5 billion of total available liquidity at Ally Bank. Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. To optimize cash between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. At September 30, 2014, $1.3 billion was outstanding under the intercompany loan agreement. Amounts outstanding are repayable to the parent company upon demand, subject to five days notice. As a result, this amount is included in the parent company available liquidity and excluded from the available liquidity at Ally Bank.
Regulatory Developments
In September 2014, the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve (FRB), and Federal Deposit Insurance Corporation approved a final rule titled “Liquidity Coverage Ratio: Liquidity Risk Measurement Standards” (LCR). The LCR is the U.S. implementation of the Liquidity Coverage Ratio standard established by the Basel Committee on Banking Supervision. The LCR generally measures liquidity by the ratio of a bank’s unencumbered high-quality assets to its total net cash outflows over a 30 calendar-day time horizon under a standardized liquidity stress scenario specified by supervisors. The LCR applies to banking organizations with total consolidated assets of $250 billion or more or total consolidated on-balance sheet foreign exposures of $10 billion or more, and their subsidiary depository institutions with $10 billion or more of total consolidated assets.
A simpler, less stringent LCR requirement (Modified LCR) applies to depository institution holding companies with $50 billion or more in total consolidated assets that are not covered by the LCR. The Modified LCR requires depository institution holding companies to calculate their Modified LCR on a monthly basis beginning January 1, 2016, subject to a transition period (phased-in implementation with a minimum ratio of 90% in 2016 and 100% in 2017 and beyond). Because Ally’s total assets are less than $250 billion but greater than $50 billion, and because it has immaterial foreign exposure, Ally is expected to be subject to the requirements of the Modified LCR. Ally expects to meet the requirements of the Modified LCR within the required timeframes.
In October 2014, U.S. regulatory agencies adopted risk retention rules that require sponsors of asset-backed securitizations, such as Ally, to retain not less than five percent of the credit risk of the assets collateralizing asset-backed securitizations. Ally Bank has complied with the FDIC’s Safe Harbor Rule, implemented in 2011, requiring it to retain five percent risk retention in retail automotive loan and lease securitizations. Ally intends to comply with the new risk retention rules for automobile loan securitizations, which become effective two years after the date of publication in the Federal Register.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
Ally Bank
Ally Bank raises deposits directly from customers through the direct banking channel via the internet, over the telephone, and through mobile applications, and through the mail. These deposits provide our Automotive Finance, Mortgage, and Corporate Finance operations with a stable and low-cost funding source. At September 30, 2014, Ally Bank had $56.5 billion of total external deposits, including $46.7 billion of retail deposits.
At September 30, 2014, Ally Bank maintained cash liquidity of $2.2 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $6.1 billion. In addition, at September 30, 2014, Ally Bank had unused capacity in committed secured funding facilities of $0.5 billion. Our ability to access unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges. To optimize cash between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to five days notice. Ally Bank had total available liquidity of $7.5 billion at September 30, 2014, excluding the intercompany loan of $1.3 billion.
Optimizing bank funding continues to be a key part of our long-term liquidity strategy. We have made significant progress in migrating asset originations to Ally Bank and growing our retail deposit base since becoming a bank holding company in December 2008. Effective May 1, 2014, assets of $1.5 billion from our Corporate Finance operations were contributed to Ally Bank, allowing this business to have a more competitive source of funding. Retail deposit growth is key to further reducing our cost of funds and decreasing our reliance on the capital markets. We believe deposits provide a stable, low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current retail product offerings consist of a variety of products including certificates of deposits (CDs), savings accounts, money market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries. In the first nine months of 2014 the deposit base at Ally Bank grew $3.6 billion, ending the quarter at $56.5 billion from $52.9 billion at December 31, 2013. The growth in deposits has been attributable to our retail deposit portfolio, particularly within our savings and money market accounts. Strong retention rates continue to contribute to our growth in retail deposits. Refer to Note 11 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
The following table shows Ally Bank's number of accounts and deposit balances by type as of the end of each quarter since 2013.

($ in millions)	3rd Quarter 2014	2nd Quarter 2014	1st Quarter 2014	4th Quarter 2013	3rd Quarter 2013	2nd Quarter 2013	1st Quarter 2013
Number of retail accounts	1,698,585	1,641,327	1,589,441	1,509,354	1,451,026	1,389,577	1,334,483
Deposits
Retail	$46,718	$45,934	$45,193	$43,172	$41,691	$39,859	$38,770
Brokered	9,692	9,684	9,683	9,678	9,724	9,552	9,877
Other	73	75	70	60	66	72	844
Total deposits	$56,483	$55,693	$54,946	$52,910	$51,481	$49,483	$49,491
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During the third quarter of 2014, Ally Bank completed two term securitization transactions backed by dealer

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

floorplan and retail automotive loans that raised $2.5 billion, and included a $1.6 billion off-balance sheet securitization. Securitization has proven to be a reliable and cost-effective funding source. Additionally, for retail automotive loans and lease notes, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset creating an effective tool for managing interest rate and liquidity risk. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining capacity in our committed secured facilities. At September 30, 2014, Ally Bank had exclusive access to a $3.5 billion syndicated facility that can fund automotive retail, lease and dealer floorplan loans. In March 2014, this facility was increased and renewed by a syndicate of nineteen lenders and extended until June 2015. At September 30, 2014, the amount outstanding under this facility was $3.0 billion. Our ability to access the unused capacity in the secured facility depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges.
Ally Bank also has access to funding through advances with the FHLB of Pittsburgh. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans. As of September 30, 2014, Ally Bank had pledged $10.7 billion of assets and investment securities to the FHLB resulting in $5.8 billion in total funding capacity with $4.3 billion of debt outstanding.
In addition, Ally Bank has access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The financial instruments sold in repurchase agreements typically include U.S. government and federal agency, and investment-grade sovereign obligations. As of September 30, 2014, Ally Bank had $579 million of debt outstanding under repurchase agreements.
Additionally, Ally Bank has access to the Federal Reserve Bank Discount Window and can borrow funds to meet short-term liquidity demands. However, the Federal Reserve Bank is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. Ally Bank has assets pledged and restricted as collateral to the Federal Reserve Bank totaling $3.3 billion. Ally Bank had no debt outstanding with the Federal Reserve as of September 30, 2014.
Parent Company (Nonbank) Funding
At September 30, 2014, the parent company maintained liquid cash and equivalents in the amount of $2.9 billion as well as unencumbered highly liquid U.S. federal government and U.S. agency securities of $2.7 billion that can be used to obtain funding through repurchase agreements with third parties or through outright sales. At September 30, 2014, the parent company had no debt outstanding under repurchase agreements. In addition, at September 30, 2014, the parent company had available liquidity from unused capacity in committed credit facilities of $4.5 billion. Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. Our ability to access unused capacity in secured facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. Funding sources at the parent company generally consist of long-term unsecured debt, unsecured retail term notes, committed credit facilities, and asset-backed securitizations. To optimize cash between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to five days notice. The parent company had total available liquidity of $11.4 billion at September 30, 2014, which included the intercompany loan of $1.3 billion.
In the third quarter of 2014, we completed a dual-tranche transaction through the unsecured debt capital markets for $1.0 billion. In October, Ally Financial Inc. completed a tender offer to buy back $750 million of its long-dated high-coupon debt. We expect to record a loss of approximately $160 million on extinguishment of debt in the fourth quarter related to this transaction. We expect to continue accessing these markets on an opportunistic basis.
In addition, we have short-term and long-term unsecured debt outstanding from retail term note programs. These programs generally consist of callable fixed-rate instruments with fixed-maturity dates. There were $0.3 billion and $1.8 billion of retail term notes outstanding at September 30, 2014, and December 31, 2013, respectively. The decline is due to the redemption of $1.6 billion of high-coupon callable retail notes in the first quarter as part of a liability management strategy to continue to improve Ally’s cost of funds.
We also obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.4 billion at September 30, 2014, compared to $3.2 billion at December 31, 2013. Refer to Note 12 and Note 13 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.
Secured funding continues to be a significant source of financing at the parent company. The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At September 30, 2014, $17.4 billion of our $19.1 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of September 30, 2014, we had $15.1 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. The parent company's largest facility is an $8.0 billion revolving syndicated credit facility secured by automotive receivables. In March 2014, we reduced and renewed this facility until March 2016. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At September 30, 2014, there was $7.2 billion outstanding under this facility. In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

During the third quarter of 2014, the parent company raised $676 million through a public securitization transaction comprised of non-prime retail automotive loan collateral.
At September 30, 2014, the parent company maintained exclusive access to $19.1 billion of committed secured credit facilities in the U.S. with outstanding debt of $14.6 billion including $0.9 billion in automotive assets funded through forward purchase commitments.
Recent Funding Developments
During the first nine months of 2014, we completed secured funding transactions, unsecured funding transactions, and renewed key existing funding facilities totaling $29.7 billion as we accessed both the public and private markets. Key funding highlights from January 1, 2014 to date were as follows:

•
Ally Financial Inc. renewed, increased and/or extended $15.6 billion in U.S. credit facilities. The automotive credit facility renewal amount includes the March 2014 refinancing of $11.5 billion in credit facilities at both the parent company and Ally Bank with a syndicate of nineteen lenders. The $11.5 billion capacity is secured by retail, lease, and dealer floorplan automotive assets and is allocated to two separate facilities; one is an $8.0 billion facility maturing in March 2016, which is available to the parent company, while the other is a $3.5 billion facility available to Ally Bank maturing in June 2015.

•	Ally Financial Inc. restructured two amortizing private U.S. credit facilities to enhance the efficiency of transactions. This resulted in $0.7 billion of additional funding.

•
Ally Financial Inc. continued to access the public and private term asset-backed securitization markets completing eleven U.S. transactions through September 30, 2014, that raised $11.1 billion, with $8.4 billion and $2.7 billion raised by Ally Bank and the parent company, respectively.

•	Ally Financial Inc. accessed the unsecured debt capital markets and raised nearly $2.3 billion.

•	Ally Financial Inc. called $2.2 billion of high coupon, callable debt.

•	In October 2014, Ally Financial Inc. completed a tender offer to buy back $750 million of its long-dated high-coupon debt.

•	In October 2014, Ally Bank raised $1.1 billion through a public securitization backed by lease notes.
Funding Sources
The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.

($ in millions)	Bank	Parent	Total	%
September 30, 2014
Secured financings	$24,420	$20,707	$45,127	35
Institutional term debt	—	23,329	23,329	18
Retail debt programs (a)	—	3,684	3,684	3
Total debt (b)	24,420	47,720	72,140	56
Deposits (c)	56,483	368	56,851	44
Total on-balance sheet funding	$80,903	$48,088	$128,991	100
December 31, 2013
Secured financings	$27,818	$19,776	$47,594	36
Institutional term debt	—	24,936	24,936	19
Retail debt programs (a)	—	5,035	5,035	4
Total debt (b)	27,818	49,747	77,565	59
Deposits (c)	52,910	440	53,350	41
Total on-balance sheet funding	$80,728	$50,187	$130,915	100

(a)	Includes $0.3 billion and $1.8 billion of Retail Term Notes at September 30, 2014 and December 31, 2013, respectively.

(b)	Excludes fair value adjustment as described in Note 22 to the Condensed Consolidated Financial Statements.

(c)	Bank deposits include retail, brokered, and other deposits. Parent deposits include dealer deposits. Intercompany deposits are not included.
As a result of our funding strategy to shift originations to Ally Bank and grow the retail deposit base, the proportion of funding provided by retail deposits and Ally Bank has increased in 2014 from 2013 levels. Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at September 30, 2014.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Committed Funding Facilities

	Outstanding		Unused Capacity (a)		Total Capacity
($ in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Bank funding
Secured	$3,000	$2,750	$500	$250	$3,500	$3,000
Parent funding
Secured (b)	14,613	15,159	4,517	6,497	19,130	21,656
Total committed facilities	$17,613	$17,909	$5,017	$6,747	$22,630	$24,656

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Includes the secured facility of Corporate Finance at December 31, 2013.
Cash Flows
Net cash provided by operating activities was $2.5 billion for the nine months ended September 30, 2014, compared to $4.4 billion for the same period in 2013. The decrease in net cash provided by operating activities was primarily due to a decrease in net cash inflows from sales and repayment of loans held-for-sale. During the nine months ended September 30, 2013, proceeds from sales and repayments of loans held-for-sale exceeded cash outflows from new originations and purchases of such loans by $2.4 billion. During the nine months ended September 30, 2014, this activity resulted in a net cash inflow of $0.1 billion, reflecting our decrease in mortgage loan origination activities.
Net cash provided by investing activities was $5 million for the nine months ended September 30, 2014, compared to $3.5 billion for the same period in 2013. The decrease in net cash provided from investing activities was primarily due to a $6.9 billion decrease in cash proceeds from the sale of international businesses. Also contributing to the decrease was a $2.5 billion decrease in net cash provided by finance receivables and loans and a decrease of $0.9 billion from the prior year sale of mortgage servicing rights. These decreases were partially offset by a $4.9 billion increase in net cash provided by sales, maturities and repayment of available-for-sale securities, net of purchases and a $1.9 billion decrease in net cash outflows from operating lease activity, primarily due to an increase in cash received from lease disposals.
Net cash used in financing activities for the nine months ended September 30, 2014, totaled $2.3 billion, compared to $10.9 billion in the same period in 2013. Cash used to repay long-term debt exceeded cash generated from long-term debt issuances by $2.3 billion for the nine months ended September 30, 2014. During the nine months ended September 30, 2013, cash used to repay debt exceeded cash from long-term debt issuances by $13.4 billion, as cash generated from the sale of international businesses was used in part to repay debt. Partially offsetting the decrease in cash used in financing activities was a $2.4 billion increase in cash provided by short-term borrowings and a $0.6 billion decrease in cash provided by deposits for the nine months ended September 30, 2014, when compared to the same period a year ago.
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
In November 2013, the FRB issued instructions for the 2014 Comprehensive Capital Analysis and Review (CCAR) and the 2014 supervisory stress test scenarios. On January 6, 2014, Ally and Ally Bank submitted the 2014 capital plan and stress tests as required by the rules and the 2014 CCAR instructions, and in March 2014, the FRB indicated that it did not object to our 2014 capital plan. On July 7, 2014, in accordance with the requirements of the Dodd-Frank Act, Ally submitted to the FRB its results of a mid-year stress test conducted under multiple macroeconomic scenarios. Ally disclosed the results of the most severe scenario in September in accordance with regulatory requirements. On October 17, 2014 the FRB issued a final rule that modifies the capital plan rule and stress testing requirements. The final rule adjusts when bank holding companies must submit their capital plans to the FRB. For CCAR 2015, the bank holding companies are required to submit capital plans on or before January 5, 2015, unchanged from prior years. Beginning in 2016, bank holding companies will be required to submit their capital plans to the Federal Reserve on or before April 5.
In addition, each January, Ally Bank must conduct a stress test and submit the results to the FDIC.
Regulatory Capital
Refer to Note 18 to the Condensed Consolidated Financial Statements.
Credit Ratings
The cost and availability of unsecured financing are influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings result in higher borrowing costs and reduced access to capital

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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

Rating agency	Short-term	Senior debt	Outlook	Date of last action
Fitch	B	BB+	Stable	April 1, 2014 (a)
Moody’s	Not Prime	B1	Positive	July 14, 2014 (b)
S&P	B	BB	Stable	December 12, 2013 (c)
DBRS	R-4	BB	Positive	September 17, 2014 (d)

(a)	Fitch upgraded our senior debt rating to BB+ from BB and affirmed our short term rating of B on April 1, 2014.

(b)	Moody's affirmed our corporate family rating of Ba3, senior debt rating of B1, and short term rating of Not Prime and changed the outlook to Positive on July 14, 2014.

(c)	Standard & Poor's upgraded our senior debt rating to BB from B+ and upgraded our short term rating to B from C on December 12, 2013.

(d)	DBRS confirmed our senior debt rating of BB, confirmed our short term rating of R-4, and changed the trend on Ally's senior debt to Positive on September 17, 2014.
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
Loan Repurchases and Obligations Related to Loan Sales
Ally Bank, within our Mortgage operations, previously sold loans that took the form of securitizations guaranteed by Fannie Mae and Freddie Mac; and in connection with these securitizations, provided certain representations and warranties related to the ownership of the loans, validity of liens securing the loans, and compliance with the criteria for the inclusion in the transaction. These representations and warranties may require Ally Bank to repurchase certain loans, indemnify the investor for incurred losses, or otherwise make the investor whole. For the three months and nine months ended September 30, 2014, Ally Bank received minimal repurchase claims. The representation and warranty reserve was $37 million and $45 million at September 30, 2014 and December 31, 2013, respectively.
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
Net Interest Margin Table
The following table presents an analysis of net interest margin excluding discontinued operations for the periods shown.

	2014			2013			(Decrease) increase due to (a)
Three months ended September 30, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$3,867	$2	0.21%	$7,150	$3	0.17%	$(2)	$1	$(1)
Investment securities (c)	16,182	88	2.16	15,724	79	1.99	2	7	9
Loans held-for-sale, net	3	—	—	67	—	—	—	—	—
Finance receivables and loans, net (d) (g)	100,089	1,114	4.42	94,999	1,119	4.67	59	(64)	(5)
Investment in operating leases, net (e)	19,114	350	7.26	16,744	317	7.51	43	(10)	33
Total interest-earning assets	139,255	1,554	4.43	134,684	1,518	4.47	102	(66)	36
Noninterest-bearing cash and cash equivalents	1,688			1,546
Other assets (f)	10,323			15,463
Allowance for loan losses	(1,174)			(1,197)
Total assets	$150,092			$150,496
Liabilities
Interest-bearing deposit liabilities	$56,301	$166	1.17%	$50,886	$163	1.27%	$16	$(13)	$3
Short-term borrowings	6,187	12	0.77	4,505	15	1.32	4	(7)	(3)
Long-term debt (g) (h) (i)	67,687	493	2.89	63,333	609	3.81	40	(156)	(116)
Total interest-bearing liabilities (g) (h) (j)	130,175	671	2.05	118,724	787	2.63	60	(176)	(116)
Noninterest-bearing deposit liabilities	75			67
Total funding sources (h) (k)	130,250	671	2.04	118,791	787	2.63
Other liabilities (l)	4,856			12,664
Total liabilities	135,106			131,455
Total equity	14,986			19,041
Total liabilities and equity	$150,092			$150,496
Net financing revenue		$883			$731		$42	$110	$152
Net interest spread (m)			2.38%			1.84%
Net interest spread excluding original issue discount (m)			2.55%			2.09%
Net interest spread excluding original issue discount and including noninterest-bearing deposit liabilities (m)			2.55%			2.09%
Net yield on interest-earning assets (n)			2.52%			2.15%
Net yield on interest-earning assets excluding original issue discount (n)			2.65%			2.34%

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes equity investments with an average balance of $793 million and $995 million at September 30, 2014 and 2013, respectively, and related income on equity investments of $6 million during the three months ended September 30, 2014 and 2013, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.

(e)
Includes gains on sale of $105 million and $95 million during the three months ended September 30, 2014 and 2013, respectively. Excluding these gains on sale, the annualized yield would be 5.09% and 5.26% at September 30, 2014 and 2013, respectively.

(f)	Includes average balances of assets of discontinued operations.

(g)	Includes the effects of derivative financial instruments designated as hedges.

(h)
Average balance includes $1,411 million and $1,631 million related to original issue discount at September 30, 2014 and 2013, respectively. Interest expense includes original issue discount amortization of $47 million and $64 million during the three months ended September 30, 2014 and 2013, respectively.

(i)	Excluding original issue discount the rate on long-term debt was 2.56% and 3.33% at September 30, 2014 and 2013, respectively.

(j)	Excluding original issue discount the rate on total interest-bearing liabilities was 1.88% and 2.38% at September 30, 2014 and 2013, respectively.

(k)	Excluding original issue discount the rate on total funding sources was 1.88% and 2.38% at September 30, 2014 and 2013, respectively.

(l)	Includes average balances of liabilities of discontinued operations.

(m)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(n)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2014			2013			(Decrease) increase due to (a)
Nine months ended September 30, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$4,339	$6	0.18%	$6,582	$8	0.16%	$(3)	$1	$(2)
Investment securities (c)	15,826	264	2.23	14,748	210	1.90	16	38	54
Loans held-for-sale, net	13	1	10.28	790	19	3.22	(32)	14	(18)
Finance receivables and loans, net (d) (g)	99,769	3,345	4.48	97,202	3,393	4.67	88	(136)	(48)
Investment in operating leases, net (e)	18,556	1,053	7.59	15,528	905	7.79	173	(25)	148
Total interest-earning assets	138,503	4,669	4.51	134,850	4,535	4.50	242	(108)	134
Noninterest-bearing cash and cash equivalents	1,560			1,732
Other assets (f)	11,167			23,340
Allowance for loan losses	(1,193)			(1,188)
Total assets	$150,037			$158,734
Liabilities
Interest-bearing deposit liabilities	$55,361	$495	1.20%	$49,476	$489	1.32%	$56	$(50)	$6
Short-term borrowings	6,325	40	0.85	4,383	47	1.43	16	(23)	(7)
Long-term debt (g) (h) (i)	68,143	1,576	3.09	66,853	2,013	4.03	38	(475)	(437)
Total interest-bearing liabilities (g) (h) (j)	129,829	2,111	2.17	120,712	2,549	2.82	110	(548)	(438)
Noninterest-bearing deposit liabilities	69			677
Total funding sources (h) (k)	129,898	2,111	2.17	121,389	2,549	2.81
Other liabilities (l)	5,484			17,696
Total liabilities	135,382			139,085
Total equity	14,655			19,649
Total liabilities and equity	$150,037			$158,734
Net financing revenue		$2,558			$1,986		$132	$440	$572
Net interest spread (m)			2.34%			1.68%
Net interest spread excluding original issue discount (m)			2.50%			1.91%
Net interest spread excluding original issue discount and including noninterest-bearing deposit liabilities (m)			2.50%			1.93%
Net yield on interest-earning assets (n)			2.47%			1.97%
Net yield on interest-earning assets excluding original issue discount (n)			2.60%			2.15%

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes equity investments with an average balance of $868 million and $1,011 million at September 30, 2014 and 2013, respectively. Excludes income on equity investments of $18 million and $19 million during the nine months ended September 30, 2014 and 2013, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.

(e)
Includes gains on sale of $382 million and $250 million during the nine months ended September 30, 2014 and 2013, respectively. Excluding these gains on sale, the annualized yield would be 4.83% and 5.64% at September 30, 2014 and 2013, respectively.

(f)	Includes average balances of assets of discontinued operations.

(g)	Includes the effects of derivative financial instruments designated as hedges.

(h)
Average balance includes $1,462 million and $1,692 million related to original issue discount at September 30, 2014 and 2013, respectively. Interest expense includes original issue discount amortization of $137 million and $182 million during the nine months ended September 30, 2014 and 2013, respectively.

(i)	Excluding original issue discount the rate on long-term debt was 2.76% and 3.57% at September 30, 2014 and 2013, respectively.

(j)	Excluding original issue discount the rate on total interest-bearing liabilities was 2.01% and 2.59% at September 30, 2014 and 2013, respectively.

(k)	Excluding original issue discount the rate on total funding sources was 2.01% and 2.57% at September 30, 2014 and 2013, respectively.

(l)	Includes average balances of liabilities of discontinued operations.

(m)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(n)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

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
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors described in our 2013 Annual Report on Form 10-K and subsequent quarterly reports on Form 10-Q for the three months ended March 31, 2014, and the three months and six months ended June 30, 2014.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases Under Share-Based Incentive Plans
The following table presents repurchases of our common stock, by month, for the three months ended September 30, 2014. All repurchases reflected below include only shares of common stock that were withheld to cover income taxes owed by participants in our share-based incentive plans.

Three months ended September 30, 2014	Total number of shares repurchased	Weighted-average price paid per share
July 2014	1,188	$24.06
August 2014	20,987	23.92
September 2014	131	23.45
Total	22,306	$23.92
Item 3.     Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of October, 2014.

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