Form 10-K
period 2014-12-31
Ally Financial Inc.
filed 2015-02-27
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014 or
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
(Zip Code)
(866) 710-4623
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act (all listed on the New York Stock Exchange):

Title of each class
Common Stock, par value $0.01 per share	Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A
7.375% Notes due December 16, 2044	8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust I
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant's common stock (Common Stock) held on June 30, 2014 by non-affiliated entities was approximately $10.5 billion (based on the June 30, 2014 closing price of Common Stock of $23.91 per share as reported on the New York Stock Exchange).
At February 26, 2015, the number of shares outstanding of the Registrant’s common stock was 481,501,265 shares.
Documents incorporated by reference: portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 28, 2015 are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13, and 14 of Part III.

INDEX
Ally Financial Inc. • Form 10-K

Part I
Ally Financial Inc. • Form 10-K

Item 1.    Business
General
Ally Financial Inc. (formerly GMAC Inc.) is a leading, independent, diversified financial services firm with $151.8 billion in assets. Founded in 1919, we are a leading financial services company with approximately 95 years of experience providing a broad array of financial products and services, primarily to automotive dealers and their customers. We operate as a financial holding company (FHC) and a bank holding company (BHC). Our banking subsidiary, Ally Bank, is an indirect, wholly-owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (internet, telephone, mobile, and mail) banking market, with total assets of $104.5 billion and deposits of $57.9 billion at December 31, 2014. The terms “Ally,” “the Company,” “we,” “our,” and “us” refer to Ally Financial Inc. and its subsidiaries as a consolidated entity, except where it is clear that the terms mean only Ally Financial Inc.
Our Business
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, and Mortgage are our primary lines of business. Our Dealer Financial Services business is centered on our strong and longstanding relationships with automotive dealers and serves the financial needs of almost 17,000 dealers in the United States, including over 10,000 dealers outside of the General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler) channels (Non-GM/Chrysler), and approximately 4.4 million of their retail customers with a wide range of financial services and insurance products. We believe our dealer-focused business model makes us the preferred automotive finance company for thousands of our automotive dealer customers. We have developed particularly strong relationships with thousands of dealers resulting from our longstanding relationship with GM as well as relationships with other manufacturers, including Chrysler, providing us with an extensive understanding of the operating needs of these dealers relative to other automotive finance companies. In addition, we have established relationships with thousands of Non-GM/Chrysler dealers through our customer-centric approach and specialized incentive programs.
Ally Bank, our direct banking platform, is focused on on the continued prudent expansion of assets and further building a stable deposit base through growing and deepening relationships with its over 900,000 primary customers driven by its compelling brand and strong value proposition. Ally Bank raises deposits directly from customers through direct banking via internet, telephone, mobile, and mail channels. Ally Bank offers a full spectrum of deposit product offerings including savings and money market accounts, certificates of deposit, interest-bearing checking accounts, trust accounts, and individual retirement accounts. We continue to expand the deposit product offerings and accessibility in our banking platform in order to meet customer needs. Ally Bank funded $29.8 billion of finance receivables, loans, and operating leases during 2014. Additionally, during 2014, the deposit base at Ally Bank grew $5.0 billion, an increase of over 9% from December 31, 2013. Ally Bank's assets and operating results are divided between our Automotive Finance operations, Mortgage operations, and Corporate Finance business based on its underlying business activities.
Our strategy is to extend our leading position in automotive finance in the United States by continuing to provide automotive dealers and their retail customers with premium service, a comprehensive product suite, consistent funding and competitive pricing, reflecting our commitment to the automotive industry. We are focused on expanding profitable dealer relationships, prudent earning asset growth, and acceptable risk-adjusted returns. Our growth strategy continues to focus on diversifying the franchise by expanding into different products as well as strengthening our network of dealer relationships. Over the past several years, we have increased our focus on the Non-GM/Chrysler channel, which has resulted in increased new standard rate, used, and leased vehicle financing volume. We also seek to broaden and deepen the Ally Bank franchise, prudently growing stable, quality deposits while extending our foundation of products and providing a high level of customer service.
Use of the word "loan" in this document is intended to refer to, as the context suggests, retail installment sales contracts that we have acquired or other financing products. The term "originate" generally refers to our acquisition of retail installment sales contracts, other financing products, or leases as the context suggests.
For further details and information related to our business segments and the products and services they provide, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 27 to the Consolidated Financial Statements.
Industry and Competition
The markets for automotive and mortgage financing, insurance, and banking are highly competitive. We directly compete in the automotive financing market with banks, credit unions, captive automotive finance, and independent finance companies. Our insurance business also faces significant competition from automotive manufacturers, captive automotive finance companies, insurance carriers, third-party administrators, brokers, and other insurance-related companies. Some of these competitors have certain exclusivity privileges with automotive manufacturing companies whose customers and dealers compose a significant portion of our customer base. In addition, Ally Bank faces significant competition from commercial banks, savings institutions, and other financial institutions. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures, substantially lower costs of capital, and are much less reliant on securitization activities, unsecured debt, and other public markets. We face significant competition in most areas, including product offerings, rates, pricing and fees, and customer service.

Ally Financial Inc. • Form 10-K

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
Bank Holding Company and Financial Holding Company Status
Ally and IB Finance Holding Company, LLC (IB Finance) are currently both BHCs under the BHC Act. IB Finance is the direct holding company for Ally's FDIC-insured depository institution, Ally Bank. As a BHC, Ally is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (FRB). Ally must also comply with regulatory risk-based and leverage capital requirements, as well as various safety and soundness standards imposed by the FRB, and is subject to certain statutory restrictions concerning the types of assets or securities it may own and the activities in which it may engage. Ally Bank, our banking subsidiary, is currently not a member of the Federal Reserve System and is subject to supervision, examination and regulation by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions (Utah DFI). This regulatory oversight focuses on the protection of depositors, the FDIC's Deposit Insurance Fund, and the banking system as a whole, not security holders, and in some instances may be contrary to their interests.
Our election to become a FHC under the BHC Act was approved by the FRB and became effective on December 20, 2013. To maintain its status as a FHC, Ally and its bank subsidiary, Ally Bank, must remain “well-capitalized” and “well-managed,” as defined under applicable law.

•
Permitted Activities —The Gramm-Leach-Bliley Act of 1999 (GLB Act) amended the BHC Act by providing a new regulatory framework applicable to “financial holding companies,” which are bank holding companies that meet certain qualifications and elect FHC status. The FRB supervises, examines, and regulates FHCs, as it does all BHCs. However, insurance and securities activities conducted by a FHC or its nonbank subsidiaries are regulated primarily by functional regulators. As a FHC, Ally is permitted to engage in a broader range of financial and related activities than those that are permissible for BHCs, in particular, securities, insurance, and merchant banking activities. Ally's status as a FHC allows us to continue all existing insurance activities, as well as our SmartAuction vehicle remarketing services for third parties. Under the BHC Act, Ally generally may not, directly or indirectly, acquire more than 5% of any class of voting shares of any nonaffiliated bank or BHC without first obtaining FRB approval.

•
Dodd-Frank Wall Street Reform and Consumer Protection Act — On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, derivatives, restrictions on an insured bank’s transactions with its affiliates, lending limits, and mortgage-lending practices. When fully implemented, the Dodd-Frank Act will have material implications for Ally and the entire financial services industry. Among other things, it will:

•	result in Ally being subject to enhanced prudential standards, oversight, and scrutiny as a result of being a BHC with $50 billion or more in total consolidated assets (large BHC);

•	increase the levels of capital and liquidity with which Ally must operate and affect how it plans capital and liquidity levels;

•	subject Ally to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees paid by Ally Bank to the FDIC;

•	potentially impact a number of Ally's business and risk management strategies;

•	potentially restrict the revenue that Ally generates from certain businesses;

•	require Ally to provide to the FRB and FDIC an annual plan for its rapid and orderly resolution in the event of material financial distress;

•	subject Ally to regulation by the Consumer Financial Protection Bureau (CFPB), which has very broad rule-making, examination, and enforcement authorities; and

•
subject derivatives that Ally enters into for hedging, risk management and other purposes to a comprehensive new regulatory regime which, over time, will require central clearing and execution on designated markets or execution facilities for certain standardized derivatives and impose margin, documentation, trade reporting, and other new requirements.

Ally Financial Inc. • Form 10-K

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
In February 2014, the FRB issued a final rule to implement certain enhanced prudential standards under the Dodd-Frank Act for large bank holding companies such as Ally. The final rule generally became effective on January 1, 2015. Among other things, the final rule requires Ally to maintain a buffer of unencumbered highly liquid assets to meet projected net cash outflows for 30 days over the range of liquidity stress scenarios used in internal stress tests and to comply with a number of risk management and governance requirements, including liquidity risk management standards. The Federal Reserve has stated that it will issue, at a later date, final rules to implement certain other enhanced prudential standards under the Dodd-Frank Act for large bank holding companies, including single counterparty credit limits and an early remediation framework.
To complement the above-mentioned internal liquidity stress testing and liquidity buffer requirements, the FRB and other U.S. banking regulators issued a final rule in September 2014 to implement the Basel III liquidity coverage ratio (LCR) requirements for large bank holding companies. The LCR was developed by the Basel Committee on Banking Supervision (Basel Committee) to ensure banking organizations maintain an amount of high-quality liquid assets that is no less than 100 percent of their total net cash outflows arising from significant stress over a prospective 30 calendar-day period. The U.S. LCR rule is more stringent in certain respects compared to the Basel Committee’s version of the LCR, and includes a generally narrower definition of debt and equity securities that qualify as high-quality liquid assets and a two-year phase-in period that began on January 1, 2015 and ends on January 1, 2017. A simpler, less stringent U.S. LCR requirement (Modified LCR) applies to depository institution holding companies with $50 billion or more in total consolidated assets that are not covered by the LCR. The Modified LCR requires depository institution holding companies to calculate their Modified LCR on a monthly basis beginning January 1, 2016, subject to a transition period (phased-in implementation with a minimum ratio of 90% in 2016 and 100% in 2017 and beyond). Because Ally’s total assets are less than $250 billion but greater than $50 billion, and because it has immaterial foreign exposure, Ally is expected to be subject to the requirements of the Modified LCR.
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

•
Capital Adequacy Requirements — Ally and Ally Bank are subject to various guidelines as established under FRB and FDIC regulations. Refer to Note 21 to the Consolidated Financial Statements for additional information. See also “Basel Capital Frameworks” below.

•
Capital Planning and Stress Tests — Pursuant to the Dodd-Frank Act, the FRB has adopted capital planning and stress test requirements for large bank holding companies, including Ally, which form part of the FRB's Comprehensive Capital Analysis and Review (CCAR) process. Under the FRB's capital plan rule, Ally must submit an annual capital plan to the FRB, taking into account the results of stress tests conducted by Ally based on scenarios prescribed by the FRB. The capital plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution, and any similar action that the FRB determines could have an impact on Ally's consolidated capital. The capital plan must also include a discussion of how Ally will maintain capital above the U.S. Basel III minimum regulatory capital ratios that are phased in over the nine-quarter planning horizon, and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5 percent, and serve as a source of strength to Ally Bank. The FRB will either object to Ally's capital plan, in whole or in part, or provide a notice of non-objection. If the FRB objects to the capital plan, or if certain material events occur after approval of the plan, Ally must submit a revised capital plan within 30 days. In addition, even with an approved capital plan, Ally must seek the approval of the FRB before making a capital distribution if, among other factors, Ally would not meet its regulatory capital requirements after making the proposed capital distribution.

In March 2013, the FRB objected to Ally's 2013 capital plan on both quantitative and qualitative grounds. In September 2013, Ally submitted a revised capital plan, to which the FRB did not object in November 2013. Ally received no objection to its 2014

Ally Financial Inc. • Form 10-K

capital plan. In October 2014, the FRB issued instructions and scenarios for the 2015 CCAR process and stress tests. On January 5, 2015, Ally submitted its 2015 capital plan, with planned capital actions, to the FRB. Ally expects the FRB to either provide a notice of non-objection or object on March 11, 2015.
The FRB final stress test rule requires Ally to conduct semi-annual (annual and mid-cycle) company-run stress tests under baseline, adverse, and severely adverse economic scenarios over a planning horizon that spans nine quarters. The rule also subjects Ally to an annual supervisory stress test conducted by the FRB. On January 5, 2015, Ally submitted the results of its semi-annual stress test to the FRB. In addition, an FDIC final rule requires Ally Bank to conduct an annual company-run stress test under baseline, adverse, and severely adverse economic scenarios over a planning horizon that spans nine quarters. Ally Bank submitted the results of its annual company-run stress test to the FDIC on January 5, 2015. Ally Bank must also conduct a stress test under the severely adverse economic scenario, and summary results of this test must be publicly disclosed.
In addition, the FRB publishes summary results of the Dodd-Frank supervisory stress tests conducted by the FRB of each large BHC, including Ally. The Dodd-Frank stress tests are intended to provide supervisors with forward-looking information to help identify downside risk and the potential effect of adverse conditions on capital adequacy.

•
Limitations on Bank and Bank Holding Company Dividends and Capital Distributions — Utah law (and, in certain instances, federal law) places restrictions and limitations on dividends or other distributions payable by our banking subsidiary, Ally Bank, to Ally. Under the FRB’s capital plan rule, an objection to a large BHC's capital plan generally prohibits it from paying dividends or making certain other capital distributions without specific FRB non-objection to such action. Even if a large BHC receives a non-objection to its capital plan, it may not pay a dividend or make certain other capital distributions without FRB approval under certain circumstances (e.g., after giving effect to the dividend or distribution, the BHC would not meet a minimum regulatory capital ratio or a Tier 1 common ratio of at least 5%). In addition, FRB supervisory guidance requires BHCs such as Ally to consult with the FRB prior to increasing dividends, implementing common stock repurchase programs or redeeming or repurchasing capital instruments. Such guidance provides for a supervisory capital assessment program that outlines FRB expectations concerning the processes that BHCs have in place to ensure they hold adequate capital under adverse conditions to maintain ready access to funding. The U.S. banking regulators are also authorized to prohibit a banking subsidiary or BHC from engaging in unsafe or unsound banking practices and, depending upon the circumstances, could find that paying a dividend or making a capital distribution would constitute an unsafe or unsound banking practice.

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
Historically, the FRB was authorized to exempt, at its discretion, transactions or relationships from the requirements of these rules if it found such exemptions to be in the public interest and consistent with the purposes of the rules. As a result of the Dodd-Frank Act, exemptions now may be granted by the FDIC if the FDIC and FRB jointly find that the exemption is in the public interest and consistent with the purposes of the rules, and the FDIC finds that the exemption does not present an unacceptable risk to the Deposit Insurance Fund. The FRB granted several such exemptions to Ally Bank in the past. However, the existing exemptions are subject to various conditions and, particularly in light of the statutory changes made by the Dodd-Frank Act, any requests for future exemptions might not be granted. Moreover, these limited exemptions generally do not encompass consumer leasing or used vehicle financing. Since there is no assurance that Ally Bank will be able to obtain future exemptions or waivers with respect to these restrictions, the ability to grow Ally Bank's business will be affected by the Affiliate Transaction Restrictions and the conditions set forth in the existing exemption letters.

Ally Financial Inc. • Form 10-K

•
Source of Strength — Pursuant to the Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, FRB policy and regulations, and the Parent Company Agreement and the Capital and Liquidity Maintenance Agreement described in Note 21 to the Consolidated Financial Statements, Ally is required to act as a source of financial and managerial strength to Ally Bank and is required to commit necessary capital and liquidity to support Ally Bank. This support may be required at inopportune times for Ally.

•
Enforcement Authority — The FDIC and FRB have broad authority to issue orders to banks and bank holding companies to cease and desist from unsafe or unsound banking practices and from violations of laws, rules, regulations, or conditions imposed in writing by the banking agencies. The FDIC and FRB also are empowered to require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct increases in capital; limit dividends and distributions; restrict growth; assess civil money penalties against institutions or individuals who violate any laws, regulations, orders, or written agreements with the banking agencies; order termination of certain activities of BHCs or their subsidiaries; remove officers and directors; order divestiture of ownership or control of a nonbanking subsidiary by a BHC (in the case of the FRB); terminate deposit insurance (in the case of the FDIC); and/or place a bank into receivership (in the case of the FDIC).

Basel Capital Frameworks
Until January 1, 2015, the U.S. risk-based and leverage capital standards applicable to Ally and Ally Bank were based on the Basel Committee's Basel I capital accord (Basel I).
In December 2010, the Basel Committee reached an agreement on the Basel III capital framework, which was designed to increase the quality and quantity of regulatory capital by introducing new risk-based and leverage capital standards. In July 2013, the U.S. banking regulators finalized rules implementing the Basel III capital framework and related Dodd-Frank Act provisions (U.S. Basel III). U.S. Basel III represents a substantial revision to the regulatory capital standards for U.S. banking organizations. Ally became subject to U.S. Basel III on January 1, 2015. Certain aspects of the U.S. Basel III final rules, including the new capital buffers and regulatory capital deductions, will be phased in over several years.
U.S. Basel III subjects Ally to a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum Total risk-based capital ratio of 8%. In addition to these minimum requirements, Ally will also be subject to a Common Equity Tier 1 capital conservation buffer of more than 2.5%, subject to a phase-in from January 1, 2016 through December 31, 2018. Failure to maintain the full amount of the buffer will result in restrictions on Ally’s ability to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. In addition to these new risk-based capital standards, U.S. Basel III subjects all U.S. banking organizations, including Ally, to a minimum Tier 1 leverage ratio of 4%, the denominator of which takes into account only on-balance sheet assets.
In addition to introducing new capital ratios, U.S. Basel III revises the eligibility criteria for regulatory capital instruments and provides for the phase-out of existing capital instruments that do not satisfy the new criteria. Subject to certain exceptions (e.g., for certain debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other “hybrid” securities will be phased out from a banking organization’s Tier 1 capital by January 1, 2016. Also, subject to a phase-in schedule, certain new items will be deducted from Common Equity Tier 1 capital, and certain other deductions from regulatory capital will be modified. Among other things, U.S. Basel III requires certain deferred tax assets (DTAs) that exceed specified individual and aggregate thresholds to be deducted from Common Equity Tier 1 capital. U.S. Basel III also revises the U.S. Basel I-based standardized approach for calculating risk-weighted assets by, among other things, modifying certain risk weights and introducing new methods for calculating risk-weighted assets for certain types of assets and exposures. Ally is subject to the U.S. Basel III standardized approach for counterparty credit risk. It is not subject to the U.S. Basel III advanced approaches for counterparty credit risk.
Ally is currently not subject to the U.S. market risk capital rule, which applies only to banking organizations with significant trading assets and liabilities.
Depository Institutions
Ally Bank's deposits are insured by the FDIC, and Ally Bank is required to file periodic reports with the FDIC concerning its financial condition. Total assets of Ally Bank were $104.5 billion and $98.7 billion at December 31, 2014 and 2013, respectively. As a commercial nonmember bank chartered by the State of Utah, Ally Bank is subject to various regulatory capital adequacy requirements administered by state and federal banking agencies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions ("well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. Depending on the category in which an institution is classified, FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions.
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

Ally Financial Inc. • Form 10-K

guarantee regarding compliance with the plan as a condition of approval of such plan. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements.
At December 31, 2014, we were in compliance with our regulatory capital requirements. For an additional discussion of capital adequacy requirements, refer to Note 21 to the Consolidated Financial Statements.
Mortgage Operations
Our mortgage business is subject to extensive federal, state, and local laws, rules, and regulations, in addition to judicial and administrative decisions that impose requirements and restrictions on this business. The mortgage business is also subject to examination by the Federal Housing Commissioner to assure compliance with Federal Housing Administration regulations, policies, and procedures. The federal, state, and local laws, rules, and regulations to which our mortgage business is subject, among other things, impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged; regulate the use of credit reports and the reporting of credit information; impose underwriting requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices, including the assessment, collection, foreclosure, claims handling, and investment and interest payments on escrow accounts.
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
Automotive Lending Business
The CFPB has focused on the area of automotive finance, particularly with respect to indirect financing arrangements and fair lending compliance. In March 2013, the CFPB provided guidance about compliance with the fair lending requirements of the Equal Credit Opportunity Act and its implementing regulations for indirect automotive finance companies that permit dealers to charge annual percentage rates to consumers in excess of buy rates used by the finance company to calculate the price paid to acquire an assignment of the retail installment sale contract. In December 2013, Ally Financial Inc. and Ally Bank entered into Consent Orders issued by the CFPB and the U.S. Department of Justice (DOJ) pertaining to the allegation of disparate impact in the automotive finance business. For further information, refer to Note 30 to the Consolidated Financial Statements.
Asset-backed Securitizations
Section 941 of the Dodd-Frank Act requires securitizers of different types of asset-backed securitizations, including transactions backed by residential mortgages, commercial mortgages, and commercial, credit card, and automotive loans, to retain no less than 5% of the credit risk of the assets being securitized, with an exemption for securitizations that are wholly composed of “qualified residential mortgages” (QRMs). Federal regulators issued final rules implementing this Dodd-Frank Act requirement in October 2014. The final rules aligned the definition of QRMs with the CFPB’s definition of “Qualified Mortgage” and also included an exemption for the GSEs’ mortgage-backed securities (MBS). The regulations took effect on February 23, 2015. Compliance is required with respect to new securitization transactions backed by residential mortgages beginning December 24, 2015 and with respect to new securitization transactions backed by other types of assets beginning December 24, 2016. Ally continues to evaluate the final rules and assess their impact on our securitization activities.
Insurance Companies
Certain of our Insurance operations are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions under applicable state and foreign insurance laws, and the rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under various state and foreign insurance regulations, dividend distributions may be made only from statutory unassigned surplus with approvals required from the regulatory authorities for dividends in excess of certain statutory limitations. Our insurance operations are also subject to applicable state laws generally governing insurance companies, as well as laws and regulations for products that are not regulated as insurance, such as vehicle service contracts and guaranteed asset protection waivers.
Investments in Ally
Because Ally Bank is an FDIC-insured bank and Ally and IB Finance are BHCs, acquisitions of our voting stock above certain thresholds may be subject to regulatory approval or notice under federal or state law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount that may be acquired without regulatory approval under the Change in Bank Control Act, the BHC Act, and Utah state law.
Further, refer to the Tax Assets Protective Measures section of MD&A for details of certain actions taken by us during January 2014, which are intended to prevent persons from acquiring Ally common stock that exceeds certain ownership thresholds.

Ally Financial Inc. • Form 10-K

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

•
Sarbanes-Oxley Act — The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance and accounting measures designed to promote honesty and transparency in corporate America. The principal provisions of the act include, among other things, (1) the creation of an independent accounting oversight board; (2) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (3) additional corporate governance and responsibility measures including the requirement that the principal executive and financial officers certify financial statements; (4) the potential forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement; (5) an increase in the oversight of and enhancement of certain requirements relating to audit committees and how they interact with the independent auditors; (6) requirements that audit committee members must be independent and are barred from accepting consulting, advisory, or other compensatory fees from the issuer; (7) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as defined by the Securities and Exchange Commission (SEC)) and, if not, why the audit committee does not have a financial expert; (8) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, on nonpreferential terms and in compliance with other bank regulatory requirements; (9) disclosure of a code of ethics; (10) requirements that management assess the effectiveness of internal control over financial reporting and that the Independent Registered Public Accounting firm attest to the assessment; and (11) a range of enhanced penalties for fraud and other violations.

•
USA PATRIOT Act/Anti-Money-Laundering Requirements — In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (USA PATRIOT Act) was signed into law. Title III of the USA PATRIOT Act amends the Bank Secrecy Act and contains provisions designed to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the USA PATRIOT Act, requires BHCs, banks, and certain other financial companies to undertake activities including maintaining an anti-money-laundering program, verifying the identity of clients, monitoring for and reporting on suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. We have implemented internal practices, procedures, and controls designed to comply with these anti-money-laundering requirements.

•
Community Reinvestment Act — Under the Community Reinvestment Act (CRA), a bank has a continuing and affirmative obligation, consistent with the safe-and-sound operation of the institution, to help meet the credit needs of its entire community, including low- and moderate-income persons and neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions. However, institutions are rated on their performance in meeting the needs of their communities. Failure by Ally Bank to maintain a "satisfactory" or better rating under the CRA may adversely affect Ally's ability to make acquisitions and engage in new activities, and in the event of such a rating, the FRB must prohibit the FHC and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not FHCs.

Employees
We had approximately 6,900 and 7,100 employees at December 31, 2014 and 2013, respectively.

Ally Financial Inc. • Form 10-K

Additional Information
The results of operations for each of our reportable operating segments and the products and services offered are contained in the individual business operations sections of MD&A. Financial information related to reportable operating segments and geographic areas is provided in Note 27 to the Consolidated Financial Statements.
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
We are subject to extensive laws and regulations that require significant expense and devotion of resources, which may adversely affect our ability to operate profitably. Ally currently operates as a FHC, which permits us to engage in certain business activities, including securities, insurance, and merchant banking activities. To maintain status as a FHC, Ally and its bank subsidiary, Ally Bank, must remain “well-capitalized” and “well-managed,” as defined under applicable law. If we fail to maintain our status as a FHC, our ability to engage in the broader range of activities permitted to FHCs may be restricted and we may be required to discontinue these activities, or divest our bank subsidiary, Ally Bank.
Ally is subject to ongoing supervision, examination and regulation by the FRB, and Ally Bank by the FDIC and the Utah DFI, in each case, through regular examinations and other means that allow the regulators to gauge management’s ability to identify, assess, and control risk in all areas of operations in a safe-and-sound manner and to ensure compliance with laws and regulations. In the course of their supervision and examinations, our regulators may require improvements in various functions or areas of our business. Any requirement imposed is generally judicially enforceable, and if we are unable to implement and maintain any required actions in a timely and effective manner, we could become subject to formal supervisory actions that could lead to significant restrictions on our existing business or on our ability to develop any new business. Such forms of supervisory action could include, without limitation, written agreements, cease and desist orders, and consent orders and may, among other things, result in restrictions on our ability to pay dividends, requirements to increase capital, restrictions on our activities, the imposition of civil monetary penalties, and enforcement of such action through injunctions or restraining orders. We could also be required to dispose of certain assets and liabilities within a prescribed period. The terms of any such supervisory action could have a material adverse effect on our business, operating flexibility, financial condition, and results of operations.
Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market with regard to the affected product and on our reputation generally. No assurance can be given that applicable laws or regulations will not be amended or construed differently, that new laws and regulations will not be adopted, or that we will not be prohibited by local laws or regulators from taking desired actions, any of which could materially adversely affect our business, operating flexibility, financial condition, or results of operations.
Changes to any applicable statutes, regulations, rules, or policies including the interpretation or implementation of statutes, regulations, rules, or policies could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer, limiting our ability to pursue acquisitions and increasing the ability of third parties to offer competing financial services and products. Further, noncompliance with applicable laws could result in the suspension or revocation of any license or registration at issue as well as the imposition of civil fines and criminal penalties.
For additional information related to our regulatory requirements, see Business — Certain Regulatory Matters.
Ally and its subsidiaries are or may become involved in investigations, examinations, and proceedings by government and self-regulatory agencies, which may lead to material adverse consequences.
Ally and its subsidiaries, including Ally Bank, are or may become involved from time to time in formal and informal reviews, investigations, examinations, proceedings, and information-gathering requests by federal and state government and self-regulatory agencies, including, among others, the DOJ, SEC, CFPB, FRB, FDIC, Utah DFI, and the Federal Trade Commission regarding their respective operations.
Mortgage Matters
We have received subpoenas from the DOJ that include a broad request for documentation and other information relating to residential mortgage-backed securities issued by our former mortgage subsidiary, Residential Capital, LLC and its subsidiaries (ResCap RMBS). In connection with these requests, the DOJ is investigating potential fraud and other potential legal claims related to ResCap RMBS, including its investigation of potential claims under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The DOJ is also

Ally Financial Inc. • Form 10-K

investigating potential claims under the False Claims Act (FCA) related to representations made by us in connection with investments in Ally made by the United States Department of the Treasury pursuant to the Troubled Asset Relief Program in 2008 and 2009 regarding certain claims against Residential Capital, LLC or its subsidiaries at that time. We are engaged in ongoing discussions with the DOJ with respect to legal and factual aspects of their investigations. Further, at the request of the DOJ, we have entered into an agreement to voluntarily extend the statutes of limitations related to potential FCA claims.
We have separately received subpoenas and document requests from the SEC that include information covering a wide range of mortgage-related matters.
Automotive Subprime Matters
In October 2014 we received a document request from the SEC in connection with its investigation related to subprime automotive finance and related securitization activities. Separately, in December 2014, we received a subpoena from the DOJ requesting similar information. We are currently cooperating with both the SEC and DOJ with respect to these matters.
CFPB
Further, in December 2013, Ally Financial Inc. and Ally Bank entered into Consent Orders issued by the CFPB and the DOJ pertaining to the allegation of disparate impact in the automotive finance business, which resulted in a $98 million charge in the fourth quarter of 2013. The Consent Orders require Ally to create a compliance plan addressing, at a minimum, the communication of Ally’s expectations of Equal Credit Opportunity Act compliance to dealers, maintenance of Ally’s existing limits on dealer finance income for contracts acquired by Ally, and monitoring for potential discrimination both at the dealer level and within our portfolio of contracts acquired across all dealers. Ally formed a compliance committee consisting of certain Ally and Ally Bank directors to oversee Ally’s execution of the Consent Orders’ terms. Ally is required to meet certain stipulations under the Consent Orders, including a requirement to make future payments should certain remediation targets not be attained.
Each of the matters set forth above may result in material adverse consequences including without limitation, adverse judgments, significant settlements, fines, penalties, injunctions, or other actions.
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
As a BHC with $50 billion or more of consolidated assets, Ally is required to conduct periodic stress tests and submit a proposed capital action plan to the FRB annually. The proposed capital action plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution, and any similar action that the FRB determines could have an impact on Ally’s consolidated capital. The proposed capital action plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total-risk-weighted assets ratio of 5 percent, and serve as a source of strength to Ally Bank. The FRB will either object to a proposed capital plan, in whole or in part, or provide notice of non-objection to Ally. The failure to receive a notice of non-objection from the FRB would prohibit us from paying dividends and making other capital distributions. Refer to Business — Certain Regulatory Matters for further details.
In addition, in February 2014, the FRB issued a final rule to implement certain of the enhanced prudential standards mandated by Section 165 of the Dodd-Frank Act for large bank holding companies such as Ally. The final rule generally became effective on January 1, 2015. Among other things, the final rule requires Ally to maintain a sufficient quantity of highly liquid assets to survive a projected 30-day liquidity stress event and implement various liquidity-related corporate governance measures and imposes certain requirements, duties and qualifications for Ally’s risk committee and chief risk officer. These enhanced prudential standards could adversely affect our business prospects, results of operations and financial condition. Additionally, the FRB has stated that it will issue, at a later date, final rules to implement certain other enhanced prudential standards mandated by Section 165 of the Dodd-Frank Act, including single counterparty credit limits and an early remediation framework. Once implemented and adopted, these rules could adversely affect our business prospects, results of operations and financial condition.

Ally Financial Inc. • Form 10-K

Our ability to rely on deposits as a part of our funding strategy may be limited.
Ally Bank continues to be a key part of our funding strategy, and we have continued to place greater reliance on deposits as a source of funding through Ally Bank. Ally Bank does not have a retail branch network. It obtains its deposits through direct banking as well as brokered deposits. Brokered deposits may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher interest rates. Brokered deposits totaled $9.9 billion at December 31, 2014, which represented 17% of Ally Bank total deposits. Our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions including the possible imposition of prior approval requirements, restrictions on deposit growth, or restrictions on our rates offered. In addition, perceptions of our financial strength, rates offered by third parties, and other competitive factors beyond our control, including returns on alternative investments, will also impact the size of our deposit base. In addition, our regulators may impose restrictions on our ability to fund certain types of assets at Ally Bank, potentially raising the cost of funding those activities without the use of Ally Bank deposits. Qualitative and quantitative liquidity requirements imposed by the U.S. banking regulators may also impact our funding strategy.
Financial services legislative and regulatory reforms may have a significant impact on our business and results of operations.
The Dodd-Frank Act, which became law in July 2010, has and will continue to substantially change the legal and regulatory framework under which we operate. Certain portions of the Dodd-Frank Act were effective immediately, and others have become effective since enactment, while others are subject to further rulemaking, transition periods, and the discretion of various regulatory bodies. The Dodd-Frank Act, when fully implemented, will have material implications for Ally and the entire financial services industry. Among other things, it will:

•	result in Ally being subject to enhanced oversight and scrutiny as a result of being a BHC with $50 billion or more in total consolidated assets (large BHC);

•	increase the levels of capital and liquidity with which Ally must operate and affect how it plans capital and liquidity levels;

•	subject Ally to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees and any other similar assessments paid by Ally Bank to the FDIC;

•	potentially impact a number of Ally’s business and risk management strategies;

•	potentially restrict the revenue that Ally generates from certain businesses;

•	require Ally to provide to the FRB and FDIC an annual plan for its rapid and orderly resolution in the event of material financial distress;

•	subject Ally to regulation by the CFPB, which has very broad rule-making, examination, and enforcement authorities; and

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
In addition to the enactment of the Dodd-Frank Act, various legislative bodies have also recently been considering altering the existing framework governing creditors’ rights, including legislation that would result in or allow loan modifications of various sorts. Such legislation may change banking statutes and the operating environment in substantial and unpredictable ways. If enacted, such legislation could increase the cost of doing business; limit or expand permissible activities; or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted, and if enacted, the effect that it or any regulations would have on our activities, financial condition, or results of operations.

Ally Financial Inc. • Form 10-K

Our business may be adversely affected upon our implementation of the revised capital requirements under the U.S. Basel III final rules.
In December 2010, the Basel Committee reached an agreement on the Basel III capital framework, which was designed to increase the quality and quantity of regulatory capital by introducing new risk-based and leverage capital standards. In July 2013, the U.S. banking regulators finalized rules implementing the U.S. Basel III capital framework and related Dodd-Frank Act provisions. The U.S. Basel III final rules represent substantial revisions to the previously effective regulatory capital standards for U.S. banking organizations. Ally became subject to the U.S. Basel III final rules beginning on January 1, 2015. Certain aspects of the U.S. Basel III final rules, including new capital buffers and regulatory capital deductions, will be phased in over several years. The U.S. Basel III final rules subject Ally to higher minimum risk-based capital ratios and a capital conservation buffer above these minimum ratios. Failure to maintain the full amount of the buffer would result in restrictions on Ally’s ability to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers.
The U.S. Basel III final rules will, over time, require more stringent deductions for, among other assets, certain DTAs from Ally’s Common Equity Tier 1 capital and limit Ally’s ability to meet its regulatory capital requirements through the use of trust preferred securities, or other “hybrid” securities (although certain debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act are grandfathered as Tier 1 capital).
If we or Ally Bank fail to satisfy regulatory capital requirements, we or Ally Bank may be subject to serious regulatory sanctions ranging in severity from being precluded from making acquisitions or engaging in new activities to becoming subject to informal or formal supervisory actions by the FRB and/or FDIC and, potentially, FDIC receivership of Ally Bank. If any of these were to occur, such actions could prevent us from successfully executing our business plan and could have a material adverse effect on our business, results of operations, and financial position. To maintain its status as a FHC, Ally and its bank subsidiary, Ally Bank, must remain “well-capitalized” and “well-managed,” as defined under applicable law.
For the current capital planning and stress testing cycle that began in October 2014, the Dodd-Frank company-run stress tests and FRB supervisory stress tests to which Ally is subject, the annual capital plan that Ally must submit and the FRB’s annual post-stress capital analysis under the CCAR must incorporate the more stringent capital requirements in the U.S. Basel III final rules as they are phased in over the nine-quarter forward-looking planning horizon. Under the FRB’s capital plan rule, an objection to a large BHC's capital plan would prohibit it from paying dividends or making certain other capital distributions.
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
Under the Dodd-Frank Act, among other changes to Sections 23A and 23B of the Federal Reserve Act, credit exposures resulting from derivatives transactions, securities lending and borrowing transactions, and acceptance of affiliate-issued debt obligations (other than securities) as collateral for a loan or extension of credit will be treated as “covered transactions.” The Dodd-Frank Act also expands the scope of covered transactions required to be collateralized and places limits on acceptable collateral.
The ability to grow Ally Bank’s business in the future could be affected by the Affiliate Transaction Restrictions.

Ally Financial Inc. • Form 10-K

Ally Financial Inc. may be limited in its ability to receive distributions from its subsidiaries.
Regulatory and other legal restrictions may limit the ability of Ally Financial Inc.’s subsidiaries to transfer funds freely to Ally Financial Inc. In particular, many of Ally Financial Inc.’s subsidiaries are subject to laws, regulations, and rules that authorize regulatory bodies to block or reduce the flow of funds to it or that prohibit such transfers entirely in certain circumstances. These laws, regulations, and rules may hinder Ally Financial Inc.’s ability to access funds that it may need to make payments on its obligations in the future. Furthermore, as a BHC, Ally Financial Inc. may become subject to a prohibition or to limitations on its ability to pay dividends. The bank regulators have the authority and, under certain circumstances, the duty to prohibit or to limit payment of dividends by the banking organizations they supervise, including Ally Financial Inc. and its subsidiaries.
Risks Related to Our Business
Our business and results of operations are highly dependent upon overall U.S. automotive industry sales volume.
Our business and results of operation are highly sensitive to sales volume for new and used vehicles. Vehicle sales are impacted by several economic and market conditions, including employment levels, credit availability, fuel costs, and overall economic conditions. For example, new vehicle sales decreased dramatically during the economic crisis that began in 2008, and did not rebound significantly until 2012-13. Any future declines in new and used vehicle sales could have a material adverse effect on our business and profitability.
The profitability and financial condition of our operations are heavily dependent upon GM and Chrysler.
GM and Chrysler dealers and their retail customers compose a significant portion of our customer base, and our Dealer Financial Services operations are highly dependent on GM and Chrysler production and sales volume. In 2014, 61% of our U.S. new vehicle dealer inventory financing and 70% of our U.S. new vehicle consumer automotive financing volume were for GM franchised dealers and customers, and 28% of our U.S. new vehicle dealer inventory financing and 17% of our U.S. new vehicle consumer automotive financing volume were for Chrysler dealers and customers.
We were previously party to separate agreements with both GM and Chrysler that provided for certain exclusivity privileges related to subvention programs that they offered. Our agreement with Chrysler expired in April 2013. In addition, our agreement with GM expired effective February 28, 2014. These agreements, which provided us with certain preferred provider benefits, including limiting the use of other financing providers by GM and Chrysler for their incentive programs, have expired.
GM informed its dealers in early January 2015 that it intends to provide lease subvention programs for Buick, GMC, and Cadillac products exclusively through its wholly-owned subsidiary, General Motors Financial Company, Inc. (GMF). Further, GM informed us on February 27, 2015 that they also intend to provide lease subvention programs for Chevrolet exclusively through GMF. Ally's total originations during 2014 of $41.0 billion included approximately $9.3 billion of GM lease originations and approximately $4.0 billion of GM subvented loan originations. Buick, GMC, Cadillac, and Chevrolet leases combined accounted for approximately 23% of Ally’s total originations during 2014. If we are unable to successfully offset these declines in our business, these actions could have a material adverse effect on our business and results of operations over time.
Other automotive manufacturers could utilize other existing companies, including their own captives, to support their financing needs including offering products or terms that we would not or could not offer, which could have a material adverse impact on our business and operations. Furthermore, other automotive manufacturers could expand or establish or acquire captive finance companies to support their financing needs thus reducing their need for our services.
A significant adverse change in GM’s or Chrysler’s business, including the production or sale of GM or Chrysler vehicles; the quality or resale value of GM or Chrysler vehicles; the use of GM or Chrysler marketing incentives; GM’s or Chrysler’s relationships with its key suppliers; vehicle recalls; or GM’s or Chrysler’s relationship with the United Auto Workers and other labor unions and other factors impacting GM or Chrysler or their respective employees, or significant adverse changes in their respective liquidity position and access to the capital markets; could have a material adverse effect on our profitability and financial condition.
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
Our business depends on the continuation of our relationships with our customers, particularly the automotive dealers with whom we do business. While the number of dealers that we have retail relationships with increased during 2014, the number of dealers that we have wholesale relationships with decreased approximately 2% as compared to December 31, 2013. Further, our share of GM commercial wholesale financing decreased from 71% in 2012 to 64% in 2014, and our share of Chrysler commercial wholesale financing decreased from 58% in 2012 to 45% in 2014. If we are not able to maintain existing relationships with key automotive dealers or if we are not able to develop new relationships for any reason, including if we are not able to provide services on a timely basis or offer products that meet the needs of the dealers, this trend related to wholesale funding may continue, and the number dealers with which we have retail funding relationships could also decline in the future. As a result, our business, results of operations, and financial condition could be adversely affected in the future.

Ally Financial Inc. • Form 10-K

Our profitability and financial condition could be materially and adversely affected if the residual value of off-lease vehicles decreases in the future.
Vehicle operating leases currently comprise a substantial portion of our consumer financing originations. In particular, our GM lease originations were 23% of our consumer financing originations in 2014. Our expectation of the residual value of a vehicle subject to an automotive lease contract is a critical element used to determine the amount of the lease payments under the contract at the time the customer enters into it. As a result, to the extent the actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing at lease termination, is less than the expected residual value for the vehicle at lease inception, we incur additional depreciation expense and/or a loss on the lease transaction. General economic conditions, the supply of off-lease and other vehicles to be sold, new vehicle market prices, perceived vehicle quality, overall price, the vehicle disposition channel, and volatility of gasoline or diesel fuel, among other factors, heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles. Further, it is unclear how GM's decision to provide lease subvention programs for Buick, GMC, Cadillac, and Chevrolet exclusively through GMF could impact residual values for GM vehicles. Consumer confidence levels and the strength of automotive manufacturers and dealers can also influence the used vehicle market. For example, during 2008, sharp declines in demand and used vehicle sale prices adversely affected our remarketing proceeds and financial results.
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
In addition, our communication and information systems may present security risks, and could be susceptible to hacking or identity theft. The access by unauthorized persons to personal, confidential or proprietary information in our possession or our proprietary information, software, methodologies, and business secrets could result in a significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products, and services. For example, similar to other large financial institutions, in the past we have been subject to cyber-attacks that briefly resulted in slow performance and unavailability of our website for some customers. Information security risks for large financial institutions like us have increased recently in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others. We may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. The occurrence of any of these events could have a material adverse effect on our business.
Our business requires substantial capital and liquidity, and disruption in our funding sources and access to the capital markets would have a material adverse effect on our liquidity, capital positions, and financial condition.
Our liquidity and the long-term viability of Ally depend on many factors, including our ability to successfully raise capital and secure appropriate bank financing.
We have significant maturities of unsecured debt each year. While we have reduced our reliance on unsecured funding in recent years, it continues to remain an important component of our capital structure and financing plans. At December 31, 2014, approximately $4.9 billion in principal amount of total outstanding consolidated unsecured debt is scheduled to mature in 2015, and approximately $1.9 billion and $4.4 billion in principal amount of consolidated unsecured debt is scheduled to mature in 2016 and 2017, respectively. We also obtain short-term funding from the sale of floating rate demand notes, all of which the holders may elect to have redeemed at any time without restriction. At December 31, 2014, a total of $3.3 billion in principal amount of Demand Notes were outstanding. We also rely substantially on secured funding. At December 31, 2014, approximately $12.6 billion of outstanding consolidated secured debt is scheduled to mature in 2015, approximately $11.6 billion is scheduled to mature in 2016, and approximately $11.2 billion is scheduled to mature in 2017. Furthermore, at December 31, 2014, approximately $17.1 billion in certificates of deposit at Ally Bank are scheduled to mature in 2015, which is not included in the 2015 unsecured maturities provided above. Additional financing will be required to fund a material portion of the debt maturities over these periods. The capital markets can be volatile, and Ally’s access to the debt markets may be significantly reduced during periods of market stress.
As a result of volatility in the markets, our current unsecured debt ratings, and various other factors, we have increased our reliance on various secured debt markets. Although market conditions have improved, there can be no assurances that this will continue. In addition, we continue to rely on our ability to borrow from other financial institutions, and many of our primary bank facilities are up for renewal on a yearly basis. Any weakness in market conditions and a tightening of credit availability could have a negative effect on our ability to refinance

Ally Financial Inc. • Form 10-K

these facilities and increase the costs of bank funding. Ally and Ally Bank also continue to access the securitization markets. While markets have continued to stabilize following the 2008 liquidity crisis, there can be no assurances these sources of liquidity will remain available to us.
Our indebtedness and other obligations are significant and could materially and adversely affect our business.
We have a significant amount of indebtedness. At December 31, 2014, we had approximately $74.6 billion in principal amount of indebtedness outstanding (including $47.9 billion in secured indebtedness). Interest expense on our indebtedness constituted approximately 25% of our total financing revenue and other interest income for the year ended December 31, 2014. In addition, during the twelve months ending December 31, 2014, we declared and paid preferred stock dividends of $268 million in the aggregate.
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
The market for automotive financing industry is extremely competitive. If we are unable to compete successfully, if current competitive conditions tighten, or if there is increased competition in the automotive financing and/or insurance markets or generally in the markets for securitizations or asset sales, our business could be negatively affected.
The markets for automotive financing, insurance, and banking are highly competitive. We directly compete in the automotive financing market with banks, credit unions, captive automotive finance, and independent finance companies. Our insurance business also faces significant competition from automotive manufacturers, captive automotive finance companies, insurance carriers, third-party administrators, brokers, and other insurance-related companies. Some of these competitors have certain exclusivity privileges with automotive manufacturing companies whose customers and dealers compose a significant portion of our customer base. In addition, Ally Bank faces significant competition from commercial banks, savings institutions, and other financial institutions. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures, substantially lower costs of capital, and are much less reliant on securitization activities, unsecured debt, and other public markets. Our competitors may be subject to different, and in some cases, less stringent, legislative and regulatory regimes than we are, thus putting us at a competitive disadvantage to these competitors. We face significant competition in most areas including product offerings, rates, pricing and fees, and customer service. If we are unable to compete effectively in the markets in which we operate, our profitability and financial condition would be negatively affected.
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
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans, all as described in Note 1 to the Consolidated Financial Statements. The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, accounting rules and related guidance, new information regarding existing loans, identification of additional problem loans, portfolio size, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, our continued expansion of our originations across a broad risk spectrum could increase our allowance for loan losses in the future.
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

Ally Financial Inc. • Form 10-K

We are exposed to consumer credit risk, which could adversely affect our profitability and financial condition.
We are subject to credit risk resulting from defaults in payment or performance by customers for our contracts and loans, as well as contracts and loans that are securitized and in which we retain a residual interest. Furthermore, a weak economic environment and high unemployment rates could exert pressure on our consumer automotive finance customers resulting in higher delinquencies, repossessions, and losses. There can be no assurances that our monitoring of our credit risk as it affects the value of these assets and our efforts to mitigate credit risk through our risk-based pricing, appropriate underwriting policies, and loss-mitigation strategies are, or will be, sufficient to prevent a further adverse effect on our profitability and financial condition. We have continued to provide nonprime automotive financing. We define nonprime consumer automotive loans primarily as those loans with a FICO score (or an equivalent score) at origination of less than 620. In addition, we have increased our used vehicle financing. Customers that finance used vehicles tend to have lower FICO scores as compared to new vehicle customers, and defaults resulting from vehicle breakdowns are more likely to occur with used vehicles as compared to new vehicles that are financed. At December 31, 2014, the carrying value of our Automotive Finance operations nonprime consumer automotive loans before allowance for loan losses was $6.7 billion, or approximately 11.9% of our total consumer automotive loans. Of these loans, $118 million were considered nonperforming as they had been placed on nonaccrual status in accordance with internal loan policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements for additional information. If we continue to grow our nonprime automotive financing loans over time, our credit risk may increase. As part of the underwriting process, we rely heavily upon information supplied by third parties. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected before completing the transaction, the credit risk associated with the transaction may be increased.
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
If the rate of inflation were to increase, or if the debt capital markets or the economy of the United States were to weaken, or if home prices or new and used vehicle purchases experience declines, we could be significantly and adversely affected, and it could become more expensive for us to conduct our business. For example, business and economic conditions that negatively affect household incomes, housing prices, and consumer behavior related to our businesses could decrease (1) the demand for our new and used vehicle financing and (2) the value of the collateral underlying our portfolio of held-for-investment assets and new and used vehicle loans and retained interests that continue to be held by us, thus further increasing the number of consumers who become delinquent or default on their loans. In addition, the rate of delinquencies, foreclosures, and losses on our loans could be higher during more severe economic slowdowns.
Any sustained period of increased delinquencies, foreclosures, or losses could further harm our ability to sell our new and used vehicle loans, the prices we receive for our new and used vehicle loans, or the value of our portfolio of mortgage and new and used vehicle loans held-for-investment or retained interests from our securitizations, which could harm our revenues, profitability, and financial condition. Continued adverse business and economic conditions could affect demand for new and used vehicles, housing, the cost of construction, and other related factors that could harm the revenues and profitability of our business.
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
Rising interest rates could also have an adverse impact on our business as well. For example, rising interest rates:

•	will increase our cost of funds;

•	may reduce our consumer automotive financing volume by influencing customers to pay cash for, as opposed to financing, vehicle purchases or not to buy new vehicles;

•	may lead to increased consumer delinquencies;

•	may negatively impact our ability to remarket off-lease vehicles; and

•	will generally reduce the value of automotive financing loans and contracts and retained interests and fixed income securities held in our investment portfolio.
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
We use estimates and various assumptions in determining the fair value of many of our assets, including, among others, retained interests from securitizations of loans and contracts, loans held-for-sale, and other investments, which do not have an established market value or are not publicly traded. We also use estimates and assumptions in determining the residual values of leased vehicles. In addition, we use estimates and assumptions in determining our reserves for legal matters, insurance losses, and loss adjustment expenses which represent the accumulation of estimates for both reported losses and those incurred, but not reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements. For further discussion related to estimates and assumptions, see MD&A — Critical Accounting Estimates. Our assumptions and estimates may be inaccurate for many reasons, including that they often involve matters that are inherently difficult to predict and that are beyond our control (for example, macro-economic conditions and their impact on our dealers), and that they often involve complex interactions between a number of dependent and independent variables, factors, and other assumptions. As a result, our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition, and business prospects.
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

Ally Financial Inc. • Form 10-K

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
Recently, the FASB has proposed new financial accounting standards, and has many active projects underway, that could materially affect our reported revenues, profitability, or financial condition. These proposed standards or projects include the potential for significant changes in the accounting for financial instruments (including loans, and allowance for loan losses) and the accounting for leases, among others. It is possible that any changes, if enacted, could adversely affect our reported revenues, profitability, or financial condition.
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
We are exposed to consumer loan portfolio concentration in certain states, including California, Texas, and Florida. Factors adversely affecting the economies and applicable laws in these and other states could have an adverse effect on our business, results of operations, and financial position.
Risks Related to Ownership of Our Common Stock
We have no current plans to pay dividends on our common stock, and our ability to pay dividends on our common stock may be limited.
We have no current plans to commence payment of a dividend on our common stock. Our payment of dividends on our common stock in the future will be determined by our Board of Directors in its sole discretion and will depend on business conditions, our financial condition, earnings and liquidity, and other factors. Our Series G preferred stock allows dividend payments on our common stock only if 1) our senior guaranteed notes issued on December 31, 2008 are rated investment grade and 2) the payment, together with other dividend payments we made since December 31, 2008, is less than 25% of our cumulative consolidated net income from January 1, 2014 to the most recently ended fiscal quarter for which financial statements are available at the time of such dividend payment. In addition, so long as any share of our Series A preferred stock remains outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on the Series A preferred stock.
Any indentures and other financing agreements that we enter into in the future may limit our ability to pay cash dividends on our capital stock, including our common stock. In the event that any of our indentures or other financing agreements in the future restrict our ability to pay dividends in cash on our common stock, we may be unable to pay dividends in cash on our common stock unless we can refinance the amounts outstanding under those agreements.
In addition, under Delaware law, our Board of Directors may declare dividends on our capital stock only to the extent of our statutory “surplus” (which is defined as the amount equal to total assets minus total liabilities, in each case at fair market value, minus statutory capital), or if there is no such surplus, out of our net profits for the then current and/or immediately preceding fiscal year. Further, even if we are permitted under our contractual obligations and Delaware law to pay cash dividends on our common stock, we may not have sufficient cash to pay dividends in cash on our common stock.
Any plans to commence payment of dividends on our common stock in the future would be subject to the FRB’s review and non-objection. Refer to Business — Certain Regulatory Matters — Bank Holding Company and Financial Holding Company Status for additional information. There is no assurance that, upon the FRB’s review of our future capital plans, we would be permitted to make any planned payments of dividends on our common stock.
Anti-takeover provisions contained in our organizational documents and Delaware law could delay or prevent a takeover attempt or change in control of our company, which could adversely affect the price of our common stock.
Our amended and restated certificate of incorporation, our amended and restated bylaws, and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. Our organizational documents include provisions:

•	Limiting the liability of our directors, and providing indemnification to our directors and officers; and

•	Limiting the ability of our stockholders to call and bring business before special meetings.

Ally Financial Inc. • Form 10-K

These provisions, alone or together, could delay hostile takeovers and changes in control of the company or changes in management.
In addition, we are subject to Section 203 of the General Corporation Law of the State of Delaware, which generally prohibits a corporation from engaging in various business combination transactions with any “interested stockholder” (generally defined as a stockholder who owns 15% or more of a corporation’s voting stock) for a period of three years following the time that such stockholder became an interested stockholder, except under certain circumstances including receipt of prior board approval.
Any provision of our Certificate of Incorporation or our Bylaws or Delaware law that has the effect of delaying or deterring a hostile takeover or change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
An “ownership change” could limit our ability to utilize tax losses and credits carryforwards to offset future taxable income.
As of December 31, 2014, we had deferred tax assets of approximately $1.0 billion related to a U.S. federal net operating loss carryforward, $157 million related to capital loss carryforwards, $1.7 billion related to foreign tax credits, and $170 million related to other tax credits (collectively, the tax assets). Our ability to use such tax assets to offset future taxable income and reduce future tax liabilities may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general, an ownership change will occur when the percentage of Ally’s ownership (by value) of one or more “5-percent shareholders” (as defined in the Code) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). A corporation that experiences an ownership change generally will be subject to an annual limitation on the utilization of its pre-ownership change tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation on our ability to utilize tax assets arising from an ownership change under Section 382 would depend, in large part, on the value of our equity at the time of any ownership change.
If we were to experience an “ownership change”, it is possible that our ability to fully utilize our tax assets may be delayed or deferred, and that a significant portion of our tax assets could expire before we would be able to use them to offset future taxable income or reduce future tax liabilities.
On January 9, 2014, our Board adopted our Tax Asset Protection Plan (the Plan) to help protect these tax assets. The Plan is designed to reduce the likelihood of an “ownership change” by (i) discouraging any person or group from becoming a 4.99 percent shareholder; and (ii) discouraging any existing 4.99 percent shareholder from acquiring additional shares of Ally common stock, subject to certain exceptions. Unless extended, the Plan expires on January 8, 2017.
In addition, on January 9, 2014, our Board approved a protective amendment to our Amended and Restated Certificate of Incorporation (Protective Amendment), which is designed to prevent certain transfers of Ally common stock that could result in an “ownership change.” The Protective Amendment generally restricts any transfer of Ally common stock that would (i) increase the ownership by any person to 4.99 percent or more of Ally stock then outstanding; or (ii) increase the percentage of Ally stock owned by a Five Percent Stockholder (as defined in the Plan). Unless extended, the Protective Amendment expires on January 8, 2017.
Despite the intentions of the Plan and the Protective Amendment to deter and prevent an “ownership change”, such an event may still occur. In addition, the Plan and the Protective Amendment may make it more difficult and more expensive to acquire us, and may discourage open market purchases of Ally common stock or a non-negotiated tender or exchange offer for Ally common stock. Accordingly, the Plan and the Protective Amendment may limit a shareholder’s ability to realize a premium over the market price of Ally common stock in connection with any stock transaction.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal corporate offices are located in Detroit, Michigan; Charlotte, North Carolina; and New York, New York. In Detroit, we lease approximately 264,000 square feet from GM pursuant to a lease agreement expiring in November 2016. In Charlotte, we lease approximately 187,000 square feet of office space under a lease expiring in June 2021. In New York, we lease approximately 35,000 square feet of office space under a lease that expires in July 2015. Effective February 1, 2015, we entered into a new agreement to lease approximately 55,000 square feet of office space in New York under a lease that expires in June 2023.
The primary offices for our Dealer Financial Services operations are located in Detroit, Michigan, and Southfield, Michigan. The primary office for our Automotive Finance operations is located in Detroit, Michigan, and is included in the totals referenced above. The primary office for our Insurance operations is located in Southfield, Michigan, where we lease approximately 71,000 square feet of office space under leases expiring in April 2016.

Ally Financial Inc. • Form 10-K

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
Item 3.    Legal Proceedings
Refer to Note 30 to the Consolidated Financial Statements for a discussion related to our legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.

Part II
Ally Financial Inc. • Form 10-K

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the New York Stock Exchange (NYSE) under the symbol “ALLY” since April 10, 2014. Prior to that time, there was no public market for our stock. The following table sets forth, for the periods indicated, the reported high and low sale prices for our common stock on the NYSE.

Year ended December 31, 2014 ($ per share)	High	Low
Second Quarter (April 10, 2014 through June 30, 2014)	$25.30	$23.24
Third Quarter	25.01	22.42
Fourth Quarter	24.14	19.42
Holders
As of February 26, 2015, we had approximately 143 holders of record of our common stock.
Dividends
We have never declared or paid cash dividends on our common stock. We have no current plans to commence payment of a dividend on our common stock. Our payment of dividends on our common stock in the future will be determined by our Board of Directors in its sole discretion and will depend on business conditions, our financial condition, earnings and liquidity, and other factors. Our Series G preferred stock allows dividend payments only if (1) our senior guaranteed notes issued on December 31, 2008 are rated investment grade and (2) the payment, together with other dividend payments we made since December 31, 2008, is less than 25% of our cumulative consolidated net income from January 1, 2014 to the most recently ended fiscal quarter for which financial statements are available at the time of such dividend payment. In addition, so long as any share of our Series A preferred stock remains outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on the Series A preferred stock. Any plans to commence payment of dividends on our common stock in the future would be subject to the FRB’s review and absence of objection. Refer to Certain Regulatory Matters — Bank Holding Company and Financial Holding Company Status within Item 1 for additional information.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2014.

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (1)) (b)
Equity compensation plans approved by security holders	4,093,139	—	34,399,533
Total	4,093,139	—	34,399,533

(a)
Includes deferred stock units and restricted stock units outstanding under the 2014 Incentive Compensation Plan and deferred stock units outstanding under the 2014 Non-Employee Directors Equity Compensation Plan.

(b)
Includes 29,867,224 securities available for issuance under the plans identified in (a) above and 4,532,309 securities available for issuance under Ally's Employee Stock Purchase Plan, of which 4,093,139 securities are subject to purchase during the current purchase period (determined as of December 31, 2014).

Stock Performance Graph
The following graph compares the cumulative total return to shareholders on our common stock relative to the cumulative total returns of the S&P 500 index and the S&P Financials index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on April 10, 2014 (the date our common stock first commenced trading on the NYSE) and its relative performance is tracked through December 31, 2014. The returns shown are based on historical results and are not intended to suggest future performance.

Ally Financial Inc. • Form 10-K

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Ally under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Recent Sales of Unregistered Securities
Ally did not have any unregistered sales of its equity securities in fiscal year 2014, except as previously disclosed on Form 8-K.
Use of Proceeds from Registered Securities
April 2014 Initial Public Offering
On April 9, 2014, our Registration Statement on Form S-1, as amended (Reg. No. 333-173198) was declared effective in connection with the initial public offering of our common stock, pursuant to which we registered an aggregate of 102,245,670 shares of our common stock, all of which were sold by the selling stockholder, including the underwriters’ over-allotment, at a price to the public of $25.00 per share. The offering closed on April 15, 2014. We did not receive any proceeds from the sale of shares by the selling stockholder. The managing underwriters of the offering were Citigroup Global Markets Inc., Goldman, Sachs & Co., Morgan Stanley & Co. LLC and Barclays Capital Inc.
We paid $30.3 million of the offering expenses of the selling stockholders in the offering (including the underwriting discounts and commissions). Other than these payments, we made no payments directly or indirectly to (i) any of our officers or directors or their associates; (ii) any persons owning 10% or more of any class of our equity securities; or (iii) any of our affiliates.
December 2014 Follow-On Public Offering
On December 18, 2014, our Registration Statements on Form S-3 (Reg. No. 333-201057) became automatically effective upon filing in connection with the follow-on public offering of our common stock, pursuant to which we registered an aggregate of 54,926,296 shares of our common stock, all of which were sold by the selling stockholder, at a price to the public of $23.25 per share. The offering closed on December 24, 2014. We did not receive any proceeds from the sale of shares by the selling stockholder. The managing underwriters of the offering were Goldman, Sachs & Co. and Morgan Stanley & Co. LLC.
We paid $18.3 million of the offering expenses of the selling stockholder in the offering (including the underwriting discounts and commissions). Other than these payments, we made no payments directly or indirectly to (i) any of our officers or directors or their associates; (ii) any persons owning 10% or more of any class of our equity securities; or (iii) any of our affiliates.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No shares of common stock were purchased for cash in each of the three months ended December 31, 2014.

Ally Financial Inc. • Form 10-K

Repurchases Under Share-Based Incentive Plans
The following table presents repurchases of our common stock for the three months ended December 31, 2014. All repurchases reflected below include only shares of common stock that were withheld to cover income taxes owed by participants in our share-based incentive plans.

	Total number of shares repurchased	Weighted-average price paid per share
Fourth quarter
October	—	$—
November	5,646	22.84
December	7,653	23.37
Total fourth quarter	13,299	$23.14

Ally Financial Inc. • Form 10-K

Item 6.    Selected Financial Data
The selected historical financial information set forth below should be read in conjunction with MD&A, our Consolidated Financial Statements, and the Notes to Consolidated Financial Statements. The historical financial information presented may not be indicative of our future performance.
The following table presents selected statement of income data.

Year ended December 31, ($ in millions)	2014	2013	2012	2011	2010
Total financing revenue and other interest income	$8,391	$8,093	$7,342	$6,671	$7,156
Interest expense	2,783	3,319	4,052	4,606	4,832
Depreciation expense on operating lease assets	2,233	1,995	1,399	941	1,251
Net financing revenue	3,375	2,779	1,891	1,124	1,073
Total other revenue	1,276	1,484	2,574	2,288	2,672
Total net revenue	4,651	4,263	4,465	3,412	3,745
Provision for loan losses	457	501	329	161	361
Total noninterest expense	2,948	3,405	3,622	3,428	3,621
Income (loss) from continuing operations before income tax expense (benefit)	1,246	357	514	(177)	(237)
Income tax expense (benefit) from continuing operations	321	(59)	(856)	42	97
Net income (loss) from continuing operations	925	416	1,370	(219)	(334)
Income (loss) from discontinued operations, net of tax	225	(55)	(174)	62	1,363
Net income (loss)	$1,150	$361	$1,196	$(157)	$1,029
Basic and diluted earnings per common share:
Net income (loss) from continuing operations	$1.36	$(1.51)	$1.38	$(2.38)	$(8.84)
Net income (loss)	1.83	(1.64)	0.96	(2.23)	(3.35)
Market price per common share
High Closing	$25.21
Low Closing	20.12
Period end closing	23.62

Ally Financial Inc. • Form 10-K

The following table presents selected balance sheet and ratio data.

Year ended December 31, ($ in millions)	2014	2013	2012	2011	2010
Selected period-end balance sheet data:
Total assets	$151,828	$151,167	$182,347	$184,059	$172,008
Long-term debt	$66,558	$69,465	$74,561	$92,885	$86,703
Preferred stock	$1,255	$1,255	$6,940	$6,940	$6,972
Total equity	$15,399	$14,208	$19,898	$19,280	$20,398
Financial ratios
Return on average assets (a)	0.76%	0.23%	0.65%	(0.09)%	0.58%
Return on average equity (a)	7.77%	1.92%	6.32%	(0.78)%	4.98%
Return on average tangible common equity (b)	6.52%	(5.42)%	3.20%	(7.38)%	(7.88)%
Equity to assets (a)	9.84%	12.00%	10.30%	11.10%	11.69%
Net interest spread (a)(c)	2.28%	1.75%	1.18%	0.69%	0.81%
Net interest spread excluding original issue discount (a)(c)	2.44%	1.99%	1.49%	1.57%	2.16%
Net yield on interest-earning assets (a)(d)	2.41%	2.03%	1.40%	0.92%	1.02%
Net yield on interest-earning assets excluding original issue discount (a)(d)	2.54%	2.21%	1.66%	1.68%	2.18%
Regulatory capital ratios
Tier 1 capital (to risk-weighted assets) (e)	12.55%	11.79%	13.13%	13.65%	14.93%
Total risk-based capital (to risk-weighted assets) (f)	13.24%	12.76%	14.07%	14.69%	16.30%
Tier 1 leverage (to adjusted quarterly average assets) (g)	10.94%	10.23%	11.16%	11.45%	12.99%
Total equity	$15,399	$14,208	$19,898	$19,280	$20,398
Goodwill and certain other intangibles	(27)	(27)	(494)	(493)	(532)
Unrealized gains and other adjustments	(1,529)	(1,560)	(1,715)	(262)	(309)
Trust preferred securities	2,546	2,544	2,543	2,542	2,541
Tier 1 capital (e)	16,389	15,165	20,232	21,067	22,098
Preferred stock	(1,255)	(1,255)	(6,940)	(6,940)	(6,972)
Trust preferred securities	(2,546)	(2,544)	(2,543)	(2,542)	(2,541)
Tier 1 common capital (non-GAAP) (h)	$12,588	$11,366	$10,749	$11,585	$12,585
Risk-weighted assets (i)	$130,590	$128,575	$154,038	$154,319	$147,979
Tier 1 common (to risk-weighted assets) (h)	9.64%	8.84%	6.98%	7.51%	8.50%
Basel I to estimated Basel III reconciliation
Tier 1 common capital (non-GAAP) (g) — Basel I	$12,588
Adjustments from Basel I to Basel III (j)	411
Estimated common equity Tier 1 — Basel III (fully phased-in)	$12,999
Risk-weighted assets (h) — Basel I	$130,590
Adjustments from Basel I to Basel III (j)	3,723
Estimated risk-weighted assets — Basel III (fully phased-in)	$134,313
Estimated common equity Tier 1 ratio — Basel III (fully phased-in)	9.68%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)
Return on average tangible common equity represents GAAP net income available to common shareholders divided by a two-period average of tangible common equity, which is total shareholder's equity less preferred stock.

(c)
Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.

(d)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

(e)
Tier 1 capital generally consists of common equity, minority interests, qualifying noncumulative preferred stock, and the fixed rate cumulative preferred stock sold to the U.S. Department of Treasury (Treasury) under the Troubled Asset Relief Program (TARP), less goodwill and other adjustments.

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

(i)	Risk-weighted assets are defined by regulation and are determined by allocating assets and specified off-balance sheet financial instruments into several broad risk categories.

(j)	For additional details on the Basel III capital framework, refer to Note 21 to the Consolidated Financial Statements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A), as well as other portions of this Form 10-K, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. The words “expect,” “anticipate,” “estimate,” “forecast,” “initiative,” “objective,” “plan,” “goal,” “project,” “outlook,” “priorities,” “target,” “intend,” “evaluate,” “pursue,” “seek,” “may,” “would,” “could,” “should,” “believe,” “potential,” “continue,” or the negatives of any of these words or similar expressions are intended to identify forward-looking statements. All statements herein, other than statements of historical fact, including without limitation statements about future events and financial performance, are forward-looking statements that involve certain risks and uncertainties. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks discussed in this report, including those under Item 1A, Risk Factors, as well as those provided in any subsequent Securities and Exchange Commission (SEC) filings. Forward-looking statements apply only as of the date they are made, and Ally undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date the forward-looking statement are made.
Overview
Ally Financial Inc. (formerly GMAC Inc.) is a leading, independent, diversified financial services firm. Founded in 1919, we are a leading financial services company with approximately 95 years of experience providing a broad array of financial products and services, primarily to automotive dealers and their customers. We operate as a financial holding company (FHC) and a bank holding company (BHC). Our banking subsidiary, Ally Bank, is an indirect, wholly-owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (internet, telephone, mobile, and mail) banking market.
Initial Public Offering of Common Stock and Stock Split
In April 2014, we completed an initial public offering (IPO) of 95 million shares of common stock at $25 per share. Proceeds from the offering amounted to $2.4 billion, which were obtained by the U.S. Department of the Treasury (Treasury) as the single selling stockholder. In May 2014, the underwriters on the IPO elected to partially exercise the over-allotment option to purchase an additional 7,245,670 shares of Ally common stock at the IPO price of $25 per share. In connection with the IPO, we effected a 310-for-one stock split on shares of our common stock, $0.01 par value per share. Accordingly, all references in this MD&A and in the Consolidated Financial Statements to share and per share amounts relating to common stock have been adjusted, on a retroactive basis, to recognize the 310-for-one stock split.
Our Business
Dealer Financial Services
Dealer Financial Services includes our Automotive Finance operations and Insurance operations. Our primary customers are automotive dealers, which are typically independently owned businesses. As part of the process of selling a vehicle, automotive dealers typically enter into retail installment sales contracts and leases with their retail customers. Dealers then select Ally or another automotive finance provider to which they sell those retail installment sales contracts and leases.
Our Dealer Financial Services operations offer a wide range of financial services and insurance products to almost 17,000 automotive dealerships and approximately 4.4 million of their retail customers. We have deep dealer relationships that have been built over our approximately 95-year history, and we are leveraging competitive strengths to expand our dealer footprint. Our dealer-focused business model encourages dealers to use our broad range of products through incentive programs like our Ally Dealer Rewards program, which rewards individual dealers based on the depth and breadth of our relationship. Our automotive finance services include providing retail installment sales contracts, loans, and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, fleet financing, and vehicle remarketing services. We also offer retail vehicle service contracts (VSCs) and commercial insurance primarily covering dealers' wholesale vehicle inventories. We are a leading provider of VSCs, guaranteed automobile protection (GAP), and maintenance coverage.
Automotive Finance
Our Automotive Finance operations provide U.S.-based automotive financing services to consumers and automotive dealers. For consumers, we provide retail financing and leasing for new and used vehicles, including recreational vehicles (RVs). In addition, our Commercial Services Group (CSG) provides automotive financing for small businesses. Through our commercial automotive financing operations, we fund dealer purchases of new and used vehicles through wholesale or floorplan financing. At December 31, 2014, our Automotive Finance operations had $113.2 billion of assets and generated $3.6 billion of total net revenue in 2014. We manage commercial account servicing for approximately 4,300 dealers that utilize our floorplan inventory lending or other commercial loans. We provide consumer asset servicing for a $81.3 billion portfolio at December 31, 2014. The extensive infrastructure and experience of our servicing operations are important to our ability to minimize our loan losses and enable us to deliver favorable customer experience to both our dealers and their retail customers.
Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers who originate loans and leases to their retail customers who are acquiring new and used vehicles. Ally and other automotive finance providers purchase these loans and leases from automotive dealers. Our growth strategy continues to focus on diversifying the franchise by expanding into different products as well as strengthening our network of dealer relationships outside of General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler). During 2014, originations in this channel have increased 45% from 2013. Over the past several years, we have continued to focus on the used vehicle segment primarily through franchised dealers, which has resulted in used vehicle

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

financing volume growth. The fragmented used vehicle financing market provides an attractive opportunity that we believe will further expand and support our dealer relationships and increase our volume of retail loan originations. In addition, at December 31, 2014, our CSG and RV channels had $5.2 billion and $1.2 billion, respectively, of retail loans outstanding.
Automotive dealers desire a full range of financial products, including new and used vehicle inventory financing, inventory insurance, term loans including real estate and working capital loans, and vehicle remarketing services to conduct their respective businesses as well as VSCs and GAP products to offer their customers. We have consistently provided this full suite of products to dealers.
For consumers, we provide retail automotive financing for new and used vehicles and leasing for new vehicles. In the United States, retail financing for the purchase of vehicles takes the form of installment sales financing. During 2014, we originated a total of approximately 1.5 million automotive loans and leases totaling approximately $41.0 billion.
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
We were previously party to separate agreements with both GM and Chrysler that provided for certain exclusivity privileges related to subvention programs that they offered. Our agreement with Chrysler expired in April 2013. In addition, our agreement with GM expired effective February 28, 2014. These agreements provided Ally with certain preferred provider benefits, including limiting the use of other financing providers by GM and Chrysler for their incentive programs. We entered into a new automotive financing agreement with GM that became effective on March 1, 2014 (the GM Agreement), which provides a general framework for dealer and consumer financing related to GM vehicles, as well as with respect to our potential participation in GM subvention programs. The GM Agreement does not provide Ally with any exclusivity or similar privileges related to the financing of GM vehicles, whether through subvention programs or otherwise. As a result, the GM Agreement does not provide the economic benefits or impose the obligations that were included within our prior agreement with GM. GM informed its dealers in early January 2015 that it intends to provide lease subvention programs for Buick, GMC, and Cadillac products exclusively through its wholly-owned subsidiary, General Motors Financial Company, Inc. (GMF). Further, GM informed us on February 27, 2015 that they also intend to provide lease subvention programs for Chevrolet exclusively through GMF. Ally's total originations during 2014 of $41.0 billion included approximately $9.3 billion of GM lease originations and approximately $4.0 billion of GM subvented loan originations. Buick, GMC, Cadillac, and Chevrolet leases combined accounted for approximately 23% of Ally’s total originations during 2014.
We continue to diversify our business mix by expanding our product offering across a broad risk spectrum, subject to our predetermined internal risk tolerance limits and applicable regulatory approvals. Our current operating results continue to reflect higher credit quality, lower yielding loans with lower credit loss experience; however the Non-GM/Chrysler channel has provided volume at lower credit tiers, which to date have provided higher-yielding loans with favorable credit loss experience relative to their returns. We seek to be a meaningful lender to a wide spectrum of borrowers. We place great emphasis on our risk management practices and risk-based pricing. We have been gradually increasing volumes in lower credit tiers. We plan to continue to increase the proportion of our Non-GM/Chrysler business, as we focus on the used vehicle market, as well as maintaining and growing our dealer-customer base through our full suite of products, our dealer relationships, the scale of our platform, and our dealer-based incentive programs.
Our commercial automotive financing operations primarily fund dealer inventory purchases of new and used vehicles, commonly referred to as wholesale or floorplan financing. This represents the largest portion of our commercial automotive financing business. Wholesale floorplan loans are secured by vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral (e.g., personal guarantees from dealership owners) are oftentimes obtained to further manage credit risk. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles. Interest on wholesale automotive financing is generally payable monthly and is indexed to a floating rate benchmark. The rate for a particular dealer is based on, among other considerations, competitive factors and the dealer's creditworthiness. During 2014, we financed an average of $30.6 billion of dealer vehicle inventory through wholesale or floorplan financings. We also provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale car transactions. In 2014, we and others including dealers, fleet rental companies, financial institutions, and GM, utilized SmartAuction to sell appoximately 373,000 vehicles to dealers and other commercial customers. SmartAuction served as the remarketing channel for 51% of Ally's off-lease vehicles.
Insurance
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide VSCs, maintenance coverage, and GAP products. We also underwrite selected commercial insurance coverages, which primarily insure dealers' wholesale vehicle inventory in the United States. Our Insurance operations had $7.2 billion of assets at December 31, 2014, and generated $1.2 billion of total net revenue in 2014.
Our VSCs for retail customers offer owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer's new vehicle warranty. These VSCs are marketed to the public through automotive dealerships and on a direct

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

response basis. The VSCs cover virtually all vehicle makes and models. We also offer GAP products, which allow the recovery of a specified economic loss beyond the covered vehicle's value in the event the vehicle is damaged and declared a total loss.
As part of our continued efforts to diversify, we previewed our new, flagship VSC, Ally Premier Protection, in January 2015. Ally Premier Protection will be available for new and used vehicles of virtually all makes and models later in 2015 and replaces the General Motors Protection Plan (GMPP) nameplate.
Wholesale vehicle inventory insurance for dealers provides physical damage protection for dealers' floorplan vehicles. Dealers are generally required to maintain this insurance by their floorplan finance provider. During 2014, these insurance products were purchased by approximately 3,500 dealers. Among U.S. GM franchised dealers to whom we provide wholesale financing, our wholesale insurance product penetration rate is approximately 83%. Dealers who receive wholesale financing from Ally are eligible for wholesale insurance incentives, such as automatic eligibility in our preferred insurance programs and increased financial benefits.
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
During 2013, we sold our business lending operations, completed the sales of agency mortgage servicing rights (MSRs), and exited the correspondent lending channel. Our ongoing Mortgage operations are limited to the management of our held-for-investment and held-for-sale mortgage loan portfolios and includes the execution of bulk purchases of high-quality jumbo mortgage loans originated by third parties. We expect this activity to continue in 2015 in support of our treasury asset liability management (ALM) activities and diversification. Our Mortgage operations had $7.9 billion of assets at December 31, 2014, and generated $60 million of total net revenue in 2014.
Corporate and Other
Corporate and Other primarily consists of Corporate Finance, centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury ALM activities. Corporate and Other also includes certain equity investments, reclassifications and eliminations between the reportable operating segments, and overhead that was previously allocated to operations that have since been sold or classified as discontinued operations. Corporate Finance provides senior secured commercial-lending products to primarily U.S.-based middle market companies.
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
Ally Bank
Ally Bank, our direct banking platform, is focused on the continued prudent expansion of assets and further building a stable deposit base through growing and deepening relationships with its over 900,000 primary customers driven by its compelling brand and strong value proposition. Ally Bank raises deposits directly from customers through direct banking via the internet, telephone, mobile, and mail channels. Ally Bank has established a strong and growing retail banking franchise that is based on a promise of being straightforward, easy to use, and offering high-quality customer service. Ally Bank's products and services are designed to develop long-term customer relationships and capitalize on the shift in consumer preference for direct banking. Ally Bank funded $29.8 billion of finance receivables, loans, and operating leases during 2014, and had total assets of $104.5 billion at December 31, 2014.
Ally Bank offers a full spectrum of deposit product offerings, such as checking, savings, and certificates of deposit (CDs), as well as several raise-your-rate CD terms, IRA deposit products, Popmoney person-to-person transfer service, eCheck remote deposit capture, Ally Perks debit rewards program, and Mobile Banking. In addition, brokered deposits are obtained through third-party intermediaries. At December 31, 2014, Ally Bank had $57.9 billion of deposits, including $48.0 billion of retail deposits. The continued growth of our retail base, combined with favorable capital market conditions and a lower interest rate environment, have contributed to a reduction in our consolidated cost of funds of approximately 125 basis points since the first quarter of 2012. The growth in deposits is primarily attributable to

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

our retail deposits while our brokered deposits have remained at historical levels. Strong retention rates, reflecting the strength of the franchise, have materially contributed to our growth in retail deposits.
We believe Ally Bank is well-positioned to continue to benefit from the consumer driven-shift from branch banking to direct banking. According to a 2014 American Bankers Association survey, the percentage of customers who prefer to do their banking via direct channels (internet, mail, phone, and mobile) increased from 21% to 54% between 2007 and 2014, while those who prefer branch banking declined from 39% to 21% over the same period. Ally Bank has received a positive response to innovative savings and other deposit products, including receiving Money Magazine's "Best Online Bank" designation four consecutive years. Ally Bank's products include savings and money market accounts, CDs, interest-bearing checking accounts, trust accounts, and individual retirement accounts. Ally Bank's competitive direct banking features include online and mobile banking, electronic bill pay, remote deposit, electronic funds transfer nationwide, ATM fee reimbursements, and no minimum balance requirements.
In the future, we intend to continue to grow and invest in the Ally Bank direct banking franchise and to further capitalize on the shift in consumer preference for direct banking. We are focused on growing, deepening, and further leveraging the customer relationships and brand loyalty that exist with Ally Bank and its customers as a catalyst for future loan and deposit growth, as well as revenue opportunities.
Funding and Liquidity
Our funding strategy largely focuses on maintaining a diversified mix of retail and brokered deposits, public and private asset-backed securitizations, committed credit facilities, and public unsecured debt. These funding sources are managed across products, markets, and investors to enhance funding flexibility, limit dependence on any one source and result in a more cost-effective long term funding strategy.
As part of our overall transformation from an independent financial services company to a BHC in 2008, we took actions to further diversify and develop more stable funding sources and, in particular, embarked upon initiatives to grow our consumer deposit-taking capabilities within Ally Bank. In addition, we began distinguishing our liquidity management strategies between bank funding and nonbank funding.
Maximizing bank funding continues to be the cornerstone of our long-term liquidity strategy. We have made significant progress in growing the assets and retail deposit base of Ally Bank since becoming a BHC. Retail deposits provide a low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings than other funding sources. At December 31, 2014, deposit liabilities totaled $58.2 billion, which constituted 44% of our total funding. This compares to just 29% at December 31, 2010.
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance Ally Bank's automotive loan portfolios. During 2014, we issued $11.6 billion in secured funding backed by retail automotive loans and leases as well as dealer floorplan automotive loans of Ally Bank. Continued structural efficiencies in securitizations combined with favorable market conditions have resulted in a reduction in the cost of funds achieved through secured funding transactions, making them a very attractive source of funding. Additionally, for retail loans and leases, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying assets. Once a pool of retail automotive loans is selected and placed into a securitization, the underlying assets and corresponding debt amortize simultaneously resulting in committed and matched funding for the life of the asset. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining committed secured facilities.
As we have shifted our focus to migrating assets to Ally Bank and growing our bank funding capabilities, our reliance on parent company liquidity has consequently been reduced. Funding sources at the parent company generally consist of longer-term unsecured debt, asset-backed securitizations, and private committed credit facilities. In 2014, we issued nearly $3.1 billion of unsecured debt through several issuances and raised $2.7 billion through three public securitization transactions comprised of nonprime retail automotive loan collateral. At December 31, 2014, we had $4.9 billion and $1.9 billion of outstanding unsecured long-term debt with maturities in 2015 and 2016, respectively. To fund these maturities, we expect to use a combination of existing liquidity and opportunistic new issuances.
The strategies outlined above have allowed us to build and maintain a conservative liquidity position. Total available liquidity at December 31, 2014 for the parent company and Ally Bank was $8.8 billion and $7.8 billion, respectively. Parent company liquidity is defined as liquidity from consolidated operations less liquidity at Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. Absolute levels of liquidity decreased as a result of liability and equity management transactions. At the same time, these strategies have also resulted in a consolidated cost of funds improvement of approximately 125 basis points since the first quarter of 2012.
Credit Strategy
Within our Automotive Finance operations, we are a full spectrum automotive finance lender with most of our loan originations underwritten within the prime-lending markets. During 2014, we continued the execution of our underwriting strategy to expand our originations across a broad risk spectrum, including used, nonprime, extended term, Non-GM/Chrysler, and non-subvented finance receivables and loans. Within our Mortgage operations, we sold our business lending operations, completed the sales of agency MSRs, and exited the correspondent and direct lending channels during 2013. Our ongoing Mortgage operations are limited to the management of our held-for-investment and held-for-sale mortgage loan portfolios and includes the execution of bulk purchases of mortgage loans. We expect this activity to continue in support of our treasury ALM activities and diversification.
During the year ended December 31, 2014, the credit performance of our portfolios remained strong overall as our asset quality trends within our automotive and mortgage portfolios were relatively stable. Nonperforming loans continued to decline primarily due to the

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

successful rehabilitation of certain accounts within the commercial automotive portfolio. Charge-offs increased primarily due to the change in the composition of our consumer automotive portfolio as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum. Charge-offs of our mortgage assets decreased primarily due to continued runoff of our legacy mortgage portfolio. Our provision for loan losses decreased to $457 million in 2014 from $501 million in 2013. This decrease was primarily due to lower reserve requirements in our Mortgage operations as a result of the continued runoff of legacy mortgage assets, partially offset by the continued execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum and growth in our consumer automotive portfolio.
We continue to see signs of economic stabilization as the labor market recovered further during the year, with nonfarm payrolls increasing and the annual unemployment rate falling. Our credit portfolio will continue to be impacted by the overall economy, used vehicle and housing price levels, unemployment levels, and their impact to our borrowers.
U.S. Department of Treasury Investments
During 2008, and continuing into 2009, the credit, capital, and mortgage markets became increasingly disrupted. This disruption led to severe reductions in liquidity and adversely affected our capital position. As a result, Ally sought approval to become a BHC to obtain access to capital at a lower cost to remain competitive in our markets. The U.S. Department of Treasury (Treasury) made an initial preferred stock investment in Ally on December 29, 2008, pursuant to the Troubled Asset Relief Program (TARP), and made additional investments pursuant to TARP thereafter, including investments in additional preferred stock, common stock, and trust preferred securities. On November 20, 2013 Ally completed the repurchase of all remaining outstanding shares of its Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2, which was all of the remaining preferred stock held by Treasury, and elimination of the share adjustment right. In April 2014, we completed our IPO pursuant to which Treasury sold approximately 102 million shares of Ally common stock, after which Treasury continued to hold approximately 11.4% of Ally common stock. In December 2014, Treasury sold all of its remaining shares of Ally common stock, resulting in our exit from TARP.
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
On January 9, 2014, the Board approved an amendment (the Protective Amendment) to Ally’s Amended and Restated Certificate of Incorporation that is intended to help protect the Tax Benefits. The Protective Amendment generally restricts any transfer of Ally’s common stock if the effect of the transfer would be to either (i) increase the direct or indirect ownership of any of Ally common stock by any Person (as defined in the Code) to 4.99% or more; or (ii) increase the percentage of Ally Capital Stock owned directly or indirectly by any Person that was a Five Percent Stockholder, subject to certain exceptions. Unless extended, the Protective Amendment expires on January 8, 2017.
In addition, on January 9, 2014, the Board approved the adoption of a Tax Asset Protection Plan (the Plan) and Ally entered into the Plan on January 10, 2014. The Plan is designed to reduce the likelihood that Ally will experience an “ownership change” for U.S. federal income tax purposes (as described above) by (i) discouraging any person or group from becoming a holder of 4.99 percent or more of the outstanding shares of Ally common stock; and (ii) discouraging any existing holder of 4.99 percent or more of Ally common stock from acquiring additional shares of Ally common stock, subject to certain exceptions. Unless extended, the Protective Amendment expires on January 8, 2017.
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

Year ended December 31, ($ in millions)	2014	2013	2012	Favorable/ (unfavorable) 2014-2013 % change	Favorable/ (unfavorable) 2013-2012 % change
Total net revenue (loss)
Dealer Financial Services
Automotive Finance operations	$3,585	$3,427	$3,149	5	9
Insurance operations	1,185	1,253	1,214	(5)	3
Mortgage operations	60	76	1,308	(21)	(94)
Corporate and Other	(179)	(493)	(1,206)	64	59
Total	$4,651	$4,263	$4,465	9	(5)
Income (loss) from continuing operations before income tax expense (benefit)
Dealer Financial Services
Automotive Finance operations	$1,525	$1,271	$1,389	20	(8)
Insurance operations	197	254	160	(22)	59
Mortgage operations	62	(258)	595	124	(143)
Corporate and Other	(538)	(910)	(1,630)	41	44
Total	$1,246	$357	$514	n/m	(31)
n/m = not meaningful

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by line of business.

Year ended December 31, ($ in millions)	2014	2013	2012	Favorable/ (unfavorable) 2014-2013 % change	Favorable/ (unfavorable) 2013-2012 % change
Net financing revenue
Total financing revenue and other interest income	$8,391	$8,093	$7,342	4	10
Interest expense	2,783	3,319	4,052	16	18
Depreciation expense on operating lease assets	2,233	1,995	1,399	(12)	(43)
Net financing revenue	3,375	2,779	1,891	21	47
Other revenue
Net servicing income (loss)	31	(87)	405	136	(121)
Insurance premiums and service revenue earned	979	1,012	1,055	(3)	(4)
Gain on mortgage and automotive loans, net	7	55	379	(87)	(85)
Loss on extinguishment of debt	(202)	(59)	(148)	n/m	60
Other gain on investments, net	181	180	146	1	23
Other income, net of losses	280	383	737	(27)	(48)
Total other revenue	1,276	1,484	2,574	(14)	(42)
Total net revenue	4,651	4,263	4,465	9	(5)
Provision for loan losses	457	501	329	9	(52)
Noninterest expense
Compensation and benefits expense	947	1,019	1,106	7	8
Insurance losses and loss adjustment expenses	410	405	454	(1)	11
Other operating expenses	1,591	1,981	2,062	20	4
Total noninterest expense	2,948	3,405	3,622	13	6
Income from continuing operations before income tax expense (benefit)	1,246	357	514	n/m	(31)
Income tax expense (benefit) from continuing operations	321	(59)	(856)	n/m	(93)
Net income from continuing operations	$925	$416	$1,370	122	(70)
n/m = not meaningful
2014 Compared to 2013
We earned net income from continuing operations of $925 million for the year ended December 31, 2014, compared to $416 million for the year ended December 31, 2013. Net income from continuing operations for the year ended December 31, 2014 was favorably impacted by an increase in operating lease revenue for our Automotive Finance operations resulting from increases in lease remarketing gains, lower funding costs resulting from the maturity and repayment of higher-cost debt, and lower original issue discount (OID) amortization expense related to bond maturities and normal monthly amortization. Additional favorability was due to our Mortgage operations, as results in 2013 were unfavorably impacted by the valuation of our MSRs portfolio, which was sold during the second quarter of 2013. These items were partially offset by higher income tax expense primarily attributable to higher pretax earnings, and higher depreciation expense related to higher lease asset balances as a result of strong lease origination volume.
Total financing revenue and other interest income increased $298 million for the year ended December 31, 2014, compared to 2013. The increase resulted primarily from an increase in operating lease revenue for our Automotive Finance operations, which was driven primarily by higher lease asset balances resulting from strong origination volume and higher lease remarketing gains due to increased termination volumes. These increases were partially offset by lower mortgage loan balances as a result of the wind-down of our consumer held-for-sale portfolio and runoff of our held-for-investment portfolio.
Interest expense decreased 16% for the year ended December 31, 2014, compared to 2013, primarily due to lower funding costs as a result of continued deposit growth, the repayment of higher-cost legacy debt, and a decrease in OID amortization expense.
Depreciation expense on operating lease assets increased 12% for the year ended December 31, 2014, compared to 2013, primarily due to higher lease asset balances resulting from strong lease origination volume, partially offset by higher lease remarketing gains due to increased termination volumes.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

We earned net servicing income of $31 million for the year ended December 31, 2014, compared to a net servicing loss of $87 million in 2013. The increase was primarily due to the completed sales of our agency MSRs portfolio in the second quarter of 2013, partially offset by lower levels of off-balance sheet automotive retail serviced assets.
Gain on mortgage and automotive loans decreased 87% for the year ended December 31, 2014, compared to 2013. The decrease was primarily related to our decision to cease mortgage-lending production through our direct lending channel in 2013, and margins associated with government-sponsored refinancing programs, partially offset by the completed sale of a $40 million student lending portfolio during the second quarter of 2014.
Loss on extinguishment of debt increased $143 million for the year ended December 31, 2014, compared to 2013. The increase was primarily due to the completion of a tender offer to buy back $750 million of our long-dated high-coupon debt in October 2014. We recorded a loss of $156 million on extinguishment of debt in 2014 related to this transaction. The increase was partially offset by a decrease in the accelerated recognition of issuance expenses related to calls of redeemable debt during 2014.
Other income, net of losses, decreased 27% for the year ended December 31, 2014, compared to 2013. The decrease was primarily due to lower fee income and net origination revenue related to our exit from consumer mortgage-lending production associated with government-sponsored refinancing programs, and unfavorable derivative activity as a result of changes in rates and their impact on economic hedge positions. These decreases were partially offset by higher remarketing fee income.
The provision for loan losses was $457 million for the year ended December 31, 2014, compared to $501 million in 2013. The decrease was driven by lower reserve requirements in our Mortgage operations as a result of the continued runoff of legacy mortgage assets, partially offset by the continued execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum and growth in our consumer automotive portfolio.
Total noninterest expense decreased 13% for the year ended December 31, 2014, compared to 2013. The decrease was primarily due to the overall streamlining of the company and increased operating efficiencies. Compensation and benefits expense decreased 7% due in part to headcount reductions in centralized support functions. Further, expenses have benefited from strategic actions, including our exit of all non-strategic mortgage-related activities that resulted in lower broker fees from consumer mortgage-lending production associated with government-sponsored refinancing programs, and lower representation and warranty expense due to decreased repurchase risk associated with the sale of our agency MSRs portfolio. Further contributing to the decrease were the non-recurrence of a $98 million charge in the fourth quarter of 2013 relating to the execution of Consent Orders issued by the Consumer Financial Protection Bureau (CFPB) and the U.S. Department of Justice (DOJ) pertaining to the allegation of disparate impact in the automotive finance business, as well as a reduction of expenses related to our arrangement with GM that provided for certain exclusivity privileges related to subvention programs that they offered, which expired in February 2014. Refer to Note 30 to the Consolidated Financial Statements for additional details on these matters.
We recognized consolidated income tax expense from continuing operations of $321 million for the year ended December 31, 2014, compared to income tax benefit of $59 million in 2013. The increase in income tax expense for the year ended December 31, 2014, was driven by tax expense primarily attributable to higher pretax earnings.
2013 Compared to 2012
We earned net income from continuing operations of $416 million for the year ended December 31, 2013, compared to $1.4 billion for the year ended December 31, 2012. Net income from continuing operations for the year ended December 31, 2013, declined $853 million in our Mortgage operations, primarily due to the exit of all non-strategic mortgage-related activities, including consumer mortgage-lending production associated with government-sponsored refinancing programs, our warehouse lending operations, and our agency MSRs portfolio. Results for the year ended December 31, 2013 were also impacted by a decrease in income tax benefit. The decreases were partially offset by lower OID amortization expense related to bond maturities and normal monthly amortization, and lower funding costs.
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
We incurred a net servicing loss of $87 million for the year ended December 31, 2013, compared to net servicing income of $405 million in 2012. The decrease was primarily due to the completed sales of our agency MSRs portfolio in the second quarter of 2013, including the valuation of the portfolio in conjunction with the sale and the unwinding of all related derivative activity.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
Loss on extinguishment of debt decreased $89 million for the year ended December 31, 2013, compared to 2012, primarily due to the non-recurrence of fees related to the early termination of FHLB debt as a result of replacing our higher-cost long-term debt structure in favor of a lower-cost short-term FHLB debt structure in 2012. The decrease was partially offset by the accelerated recognition of issuance expenses related to calls of redeemable debt in 2013.
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
Total noninterest expense decreased 6% for the year ended December 31, 2013, compared to 2012, primarily due to lower consumer mortgage-lending production through our direct lending channel and the broker fee associated with those government-sponsored refinancing programs, and lower representation and warranty expense. Lower representation and warranty expense was primarily due to the establishment of our representation and warranty liability during the second quarter of 2012 resulting from the deconsolidation of ResCap. The decrease was partially offset by the recognition of a $98 million charge in the fourth quarter of 2013 relating to the execution of Consent Orders issued by the CFPB and the DOJ pertaining to the allegation of disparate impact in the automotive finance business. Refer to Note 30 to the Consolidated Financial Statements for additional details.
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

Year ended December 31, ($ in millions)	2014	2013	2012	Favorable/ (unfavorable) 2014-2013 % change	Favorable/ (unfavorable) 2013-2012 % change
Net financing revenue
Consumer	$3,046	$3,004	$2,827	1	6
Commercial	1,024	1,061	1,152	(3)	(8)
Loans held-for-sale	—	—	15	—	(100)
Operating leases	3,558	3,209	2,379	11	35
Other interest income	10	22	52	(55)	(58)
Total financing revenue and other interest income	7,638	7,296	6,425	5	14
Interest expense	2,084	2,142	2,199	3	3
Depreciation expense on operating lease assets	2,233	1,995	1,399	(12)	(43)
Net financing revenue	3,321	3,159	2,827	5	12
Other revenue
Servicing fees	31	58	109	(47)	(47)
Gain on automotive loans, net	10	—	41	n/m	(100)
Other income	223	210	172	6	22
Total other revenue	264	268	322	(1)	(17)
Total net revenue	3,585	3,427	3,149	5	9
Provision for loan losses	542	494	253	(10)	(95)
Noninterest expense
Compensation and benefits expense	454	450	416	(1)	(8)
Other operating expenses	1,064	1,212	1,091	12	(11)
Total noninterest expense	1,518	1,662	1,507	9	(10)
Income from continuing operations before income tax expense (benefit)	$1,525	$1,271	$1,389	20	(8)
Total assets (a)	$113,188	$109,312	$128,411	4	(15)
n/m = not meaningful

(a)
The decline in total assets from 2012 to 2013 was primarily due to the sale of substantially all of our international automotive finance businesses. Refer to Note 2 to the Consolidated Financial Statements for further details.

Year ended December 31, ($ in millions)	2014	2013	2012	Favorable/ (unfavorable) 2014-2013 % change	Favorable/ (unfavorable) 2013-2012 % change
Net operating lease revenue
Operating lease revenue	$3,558	$3,209	$2,379	11	35
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains)	2,666	2,327	1,515	(15)	(54)
Remarketing gains	(433)	(332)	(116)	30	186
Total depreciation expense on operating lease assets	2,233	1,995	1,399	(12)	(43)
Total net operating lease revenue	$1,325	$1,214	$980	9	24

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

2014 Compared to 2013
Our Automotive Finance operations earned income from continuing operations before income tax expense of $1.5 billion for the year ended December 31, 2014, compared to $1.3 billion for the year ended December 31, 2013. Results for the year ended December 31, 2014 were favorably impacted primarily by higher operating lease revenue driven by increases in lease remarketing gains due to increases in termination volumes. Lease terminations totaled 296,393 for the year ended December 31, 2014, compared to 148,587 for the year ended December 31, 2013, reflecting an increase of 99%. The favorability was partially offset by higher depreciation expense on the operating lease portfolio and higher provision for loan losses resulting from consumer portfolio growth.
Consumer financing revenue increased $42 million for the year ended December 31, 2014, compared to 2013, primarily due to continued origination growth. GM and Non-GM/Chrysler consumer originations increased 7% and 45%, respectively, for the year ended December 31, 2014, compared to 2013. This increase was partially offset by lower yields as a result of higher-quality asset originations and increased competition.
Commercial financing revenue decreased $37 million for the year ended December 31, 2014, compared to 2013, primarily due to lower yields as a result of increased competition in the wholesale marketplace.
Net operating lease revenue increased 11% for the year ended December 31, 2014, compared to 2013. The increase was primarily due to higher lease asset balances resulting from strong origination volume and higher lease remarketing gains due to increased termination volumes. We recognized remarketing gains of $433 million for the year ended December 31, 2014, compared to $332 million in 2013. The increases in revenue and lease remarketing gains were partially offset by an increase in depreciation expense due to higher lease asset balances resulting from strong lease origination volume. For further details on our lease business, refer to Manufacturer Marketing Incentives within this MD&A.
Servicing fee income decreased 47% for the year ended December 31, 2014, compared to 2013, due to lower levels of off-balance sheet retail serviced assets.
Other income increased $13 million for the year ended December 31, 2014, compared to 2013, primarily due to higher remarketing fee income driven by an increase in lease terminations.
The provision for loan losses was $542 million for the year ended December 31, 2014, compared to $494 million in 2013. The increase was primarily due to the continued execution of our underwriting strategy to originate consumer assets across a broad risk spectrum and growth in our consumer automotive portfolio.
Total noninterest expense decreased 9% for the year ended December 31, 2014, compared to 2013. The decrease was primarily due to the non-recurrence of a $98 million charge in the fourth quarter of 2013 relating to the execution of Consent Orders issued by the CFPB and the DOJ pertaining to the allegation of disparate impact in the automotive finance business. Also contributing to the overall decrease was a reduction of expenses related to our arrangement with GM that provided for certain exclusivity privileges related to subvention programs that they offered, which expired in February 2014. Refer to Note 30 to the Consolidated Financial Statements for additional details on these matters.
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
Commercial financing revenue decreased $91 million for the year ended December 31, 2013, compared to 2012. The decrease was primarily due to lower yields as a result of competitive markets for automotive commercial financing, despite asset balances remaining stable.
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
Ally Financial Inc. • Form 10-K

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
Total noninterest expense increased 10% for the year ended December 31, 2013, compared to 2012. The increase was primarily due to an increase in other operating expenses resulting from the recognition of a $98 million charge in the fourth quarter of 2013 relating to the execution of Consent Orders issued by the CFPB and the DOJ pertaining to the allegation of disparate impact in the automotive finance business. Refer to Note 30 to the Consolidated Financial Statements for additional details.

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
With respect to consumer leasing, we purchase leases (and the associated vehicles) from dealerships. The purchase price of consumer leases is based on the negotiated price for the vehicle less any vehicle trade-in and any down payment from the consumer. Under the lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value or down payment) exceeds the contract residual value (including residual support) of the vehicle at lease termination, plus lease charges. The consumer is also generally responsible for charges related to past due payments, excess mileage, excessive wear and tear, and certain disposal fees where applicable. At contract inception, we determine the projected residual value based on an internal evaluation of the expected future value. This evaluation is based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third party, independent data for reasonableness.
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
Consumer leases are operating leases; therefore, credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease credit losses are primarily limited to payments and assessed fees. Since some of these fees are not assessed until the vehicle is returned, these losses on the lease portfolio are correlated with lease termination volume. U.S. operating lease accounts past due over 30 days represented 0.75% and 0.74% of the portfolio at December 31, 2014 and 2013, respectively.
With respect to all financed vehicles, whether subject to a retail contract or a lease contract, we require that property damage insurance be obtained by the consumer. In addition, for lease contracts, we require that bodily injury, collision, and comprehensive insurance be obtained by the consumer.
Total consumer financing revenue of our Automotive Finance operations was $3.0 billion, $3.0 billion, and $2.8 billion for the years ended December 31, 2014, 2013, and 2012, respectively. Net operating lease revenue of our Automotive Finance operations was $1.3 billion, $1.2 billion, and $980 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the total U.S. consumer origination dollars and percentage mix by type.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2014	2013	2012	2014	2013	2012
GM
New retail standard	$7,280	$6,322	$6,230	18	17	16
New retail subvented	3,992	4,416	5,960	10	12	15
Lease	9,296	8,484	5,919	23	23	15
Used	5,279	4,991	5,174	13	13	13
Total GM vehicle originations	25,847	24,213	23,283	63	65	60
Chrysler
New retail standard	3,556	3,468	4,431	9	9	12
New retail subvented	—	390	1,971	—	1	5
Lease	1,489	1,936	2,380	4	5	6
Used	1,736	1,586	1,746	4	4	4
Total Chrysler vehicle originations	6,781	7,380	10,528	17	20	27
Non-GM/Chrysler
New retail vehicles	3,077	2,269	2,178	8	6	6
Lease	547	171	93	1	1	—
Used	4,699	3,297	2,661	11	8	7
Total Non-GM/Chrysler vehicle originations	8,323	5,737	4,932	20	15	13
Total consumer automotive financing originations	$40,951	$37,330	$38,743
During the year ended December 31, 2014, total consumer originations increased $3.6 billion compared to 2013. The increase was primarily due to continued growth in the Non-GM/Chrysler channel, as well as strong GM new retail standard and lease volume. Non-GM/Chrysler volume increased 45% in 2014, compared to 2013, due to the continued strategic focus beyond the GM new and Chrysler new markets. The increase in volume was partially offset by lower GM new retail subvented and Chrysler new retail and lease volume. Chrysler new retail and lease volume decreased primarily as a result of lower retail penetration after the expiration of our operating agreement on April 30, 2013.
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
We were previously party to separate agreements with both GM and Chrysler that provided for certain exclusivity privileges related to subvention programs that they offered. Our agreement with Chrysler expired in April 2013. In addition, our agreement with GM expired effective February 28, 2014. These agreements provided Ally with certain preferred provider benefits, including limiting the use of other financing providers by GM and Chrysler for their incentive programs. We entered into a new automotive financing agreement with GM that became effective on March 1, 2014, which provides a general framework for dealer and consumer financing related to GM vehicles, as well as with respect to our ongoing participation in GM subvention programs. The GM Agreement does not provide Ally with any exclusivity or similar privileges related to the financing of GM vehicles, whether through subvention programs or otherwise. As a result, the GM Agreement does not provide the economic benefits or impose the obligations that were included within our prior agreement with GM. GM informed its dealers in early January 2015 that it intends to provide lease subvention programs for Buick, GMC, and Cadillac products exclusively through its wholly-owned subsidiary, GMF. Further, GM informed us on February 27, 2015 that they also intend to provide lease subvention programs for Chevrolet exclusively through GMF. Our share of GM consumer sales was 28%, 29%, and 30% for the years ended December 31, 2014, 2013 and 2012, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Servicing
We have historically serviced all retail contracts and leases we originated. On occasion, we have sold a portion of the retail contracts we originated through whole-loan sales and securitizations, but retained the right to service and earn a servicing fee for our servicing functions. Ally Servicing LLC, a wholly-owned subsidiary, performs most servicing activities for U.S. retail contracts and consumer automotive leases.
Servicing activities consist largely of collecting and processing customer payments, responding to customer inquiries such as requests for payoff quotes, processing customer requests for account revisions (payment extensions and rewrites), maintaining a perfected security interest in the financed vehicle, monitoring certain vehicle insurance coverages, and disposing of off-lease vehicles. Servicing activities are generally consistent for our Automotive Finance operations; however, certain practices may be influenced by local laws and regulations.
Our U.S. customers have the option to receive monthly billing statements and remit payment by mail or through electronic fund transfers, or to establish online web-based account administration through the Ally Account Center. Customer payments are processed by regional third-party processing centers that electronically transfer payment information to customers' accounts.
Servicing activities also include initiating contact with customers who fail to comply with the terms of the retail contract or lease agreement by sending reminder notices and/or contacting via telephone when an account becomes 3 to 15 days past due. The type of collection treatment and level of intensity increases as the account becomes more delinquent. The nature and timing of these activities depend on the repayment risk of the account.
During the collection process, we may offer a payment extension to a customer experiencing temporary financial difficulty. A payment extension enables the customer to delay monthly payments for 30, 60, or 90 days, thereby deferring the maturity date of the contract by the length of extension. Extensions granted to a customer typically do not exceed 90 days in the aggregate during any 12-month period or 180 days in aggregate over the life of the contract. During the deferral period, we continue to accrue and collect finance charges on the contract as part of the deferral agreement. If the customer's financial difficulty is not temporary and management believes the customer could continue to make payments at a lower payment amount, we may offer to rewrite the remaining obligation, extending the term and lowering the monthly payment obligation. In those cases, the principal balance generally remains unchanged while the interest rate charged to the customer generally increases. The use of extensions and rewrites help mitigate financial loss in those cases where management believes the customer will recover from short-term financial difficulty and resume regularly scheduled payments or can fulfill the obligation with lower payments over a longer period. Before offering an extension or rewrite, collection personnel evaluate and take into account the capacity of the customer to meet the revised payment terms. Generally, we do not consider extensions that fall within our policy guidelines to represent more than an insignificant delay in payment and, therefore, they are not considered Troubled Debt Restructurings (TDRs). Although the granting of an extension could delay the eventual charge-off of an account, typically we are able to repossess and sell the related collateral, thereby mitigating the loss. Of the total amount outstanding in the U.S. traditional retail portfolio at December 31, 2010, only 6.1% of the extended or rewritten balances were subsequently charged off through December 31, 2014. A four-year period was utilized for this analysis as this approximates the weighted average remaining term of the portfolio. At December 31, 2014, 7.9% of the total amount outstanding in the servicing portfolio had been granted an extension or was rewritten.
Subject to legal considerations, in the United States we normally begin repossession activity once an account becomes greater than 70 days past due. Repossession may occur earlier if management determines the customer is unwilling to pay, the vehicle is in danger of being damaged or hidden, or the customer voluntarily surrenders the vehicle. Approved third-party repossession vendors handle the repossession activity. After repossession, the customer is given a period of time to redeem or reinstate the vehicle by paying off the account or bringing the account current, respectively. If the vehicle is not redeemed or reinstated, it is sold at auction. If the proceeds do not cover the unpaid balance, including unpaid earned finance charges and allowable expenses, the resulting deficiency is charged off. Asset recovery centers pursue collections on accounts that have been charged off, including those accounts where the vehicle was repossessed, and skip accounts where the vehicle cannot be located.
At December 31, 2014 and 2013, our total consumer automotive serviced portfolio was $81.3 billion and $77.7 billion, respectively, compared to our consumer automotive on-balance sheet portfolio of $77.6 billion and $74.1 billion. Refer to Note 11 to the Consolidated Financial Statements for further information regarding servicing activities.
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

•
Internet auctions — Once the lessee and dealer decline their options to purchase, we offer off-lease vehicles to dealers and certain other third parties in the United States through our proprietary internet site (SmartAuction). This internet sales program maximizes the net sales proceeds from off-lease vehicles by reducing the time between vehicle return and ultimate disposition, reducing

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

holding costs, and broadening the number of prospective buyers. We maintain the internet auction site, set the pricing floors on vehicles, and administer the auction process. We earn a service fee for every vehicle sold through SmartAuction, which, in 2014, was approximately 373,000 vehicles.

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
Wholesale credit is arranged through lines of credit extended to individual dealers. Wholesale floorplan loans are secured by the vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral (e.g., blanket lien over all dealership assets) and/or other credit enhancements (e.g., personal guarantees from dealership owners) are oftentimes obtained to further manage credit risk. Furthermore, Ally benefits from automotive manufacturer repurchase arrangements, which serve as an additional layer of protection in the event of repossession of dealership inventory and/or dealership franchise termination. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. Interest on wholesale automotive financing is generally payable monthly. Most wholesale automotive financing is structured to yield interest at a floating rate indexed to London interbank offer rate (LIBOR) or the Prime Rate. The rate for a particular dealer is based on, among other things, competitive factors, the size of the account, and the dealer’s creditworthiness. Additionally, we make incentive payments to certain commercial automotive wholesale borrowers under our Ally Dealer Rewards Program and account for these payments as a reduction to interest income in the period they are earned.
Under the terms of the credit agreement with the dealer, we may demand payment of interest and principal on wholesale credit lines at any time; however, unless we terminate the credit line or the dealer defaults or the risk and exposure warrant, we generally require payment of the principal amount financed for a vehicle upon its sale or lease by the dealer to the customer.
Total commercial wholesale revenue of our Automotive Finance operations was $860 million, $908 million, and $999 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Commercial Wholesale Financing Volume
The following table summarizes the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles and share of dealer inventory in the United States.

	Average balance			% Share of manufacturer franchise dealer inventory
Year ended December 31, ($ in millions)	2014	2013	2012	2014	2013	2012
GM new vehicles (a)	$16,736	$15,650	$15,331	64	67	71
Chrysler new vehicles (a)	7,658	6,885	6,693	45	50	58
Non-GM/Chrysler new vehicles	3,039	2,637	2,230
Used vehicles	3,129	3,044	2,985
Total commercial wholesale finance receivables	$30,562	$28,216	$27,239

(a)	Share of manufacturer franchise dealer inventory based on a 13-point average of dealer inventory.
Commercial wholesale financing average volume increased during 2014, compared to 2013. Wholesale penetration with GM and Chrysler decreased during 2014 compared to 2013, as a result of increased competition in the wholesale marketplace. The decrease in wholesale penetration during 2014 was more than offset by an increase in commercial wholesale financing average volume, primarily due to growing dealer inventories required to support increasing automotive industry sales, and increases in Non-GM/Chrysler volume.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term loans and automotive fleet financing. Automotive dealer term loans are loans that we make to dealers to finance other aspects of the dealership business. These loans are usually secured by real estate and/or other dealership assets, and are typically personally guaranteed by the individual owners of the dealership. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
Dealers are assigned a risk rating based on various factors, including capital sufficiency, operating performance, and credit and payment history. The risk rating affects the amount of the line of credit and the ongoing risk management of the account. We monitor the level of borrowing under each dealer's credit line daily. We may adjust the dealer's credit line if warranted, based on the dealership's vehicle sales rate, and temporarily suspend the granting of additional credit, or take other actions following evaluation and analysis of the dealer's financial condition.
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

Year ended December 31, ($ in millions)	2014	2013	2012	Favorable/ (unfavorable) 2014-2013 % change	Favorable/ (unfavorable) 2013-2012 % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$979	$1,012	$1,055	(3)	(4)
Investment income, net (a)	194	227	124	(15)	83
Other income	12	14	35	(14)	(60)
Total insurance premiums and other income	1,185	1,253	1,214	(5)	3
Expense
Insurance losses and loss adjustment expenses	410	405	454	(1)	11
Acquisition and underwriting expense
Compensation and benefits expense	63	62	61	(2)	(2)
Insurance commissions expense	374	370	382	(1)	3
Other expenses	141	162	157	13	(3)
Total acquisition and underwriting expense	578	594	600	3	1
Total expense	988	999	1,054	1	5
Income from continuing operations before income tax expense (benefit)	$197	$254	$160	(22)	59
Total assets	$7,190	$7,124	$8,439	1	(16)
Insurance premiums and service revenue written	$1,023	$997	$1,061	3	(6)
Combined ratio (b)	100.2%	98.0%	98.3%

(a)
Includes gain on investments of $143 million, $177 million, and $77 million for the years ended December 31, 2014, 2013, and 2012, respectively; and interest expense of $54 million, $64 million, and $79 million for the years ended December 31, 2014, 2013, and 2012, respectively.

(b)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other fee income.

2014 Compared to 2013
Our Insurance operations earned income from continuing operations before income tax expense of $197 million for the year ended December 31, 2014, compared to $254 million for the year ended December 31, 2013. The decrease was primarily due to higher weather-related losses, lower earned revenue, and lower realized investment gains, partially offset by lower non-weather losses.
Insurance premiums and service revenue earned was $979 million for the year ended December 31, 2014, compared to $1.0 billion in 2013. The decrease was primarily due to the wind-down of our Canadian personal lines portfolio.
Net investment income totaled $194 million for the year ended December 31, 2014, compared to $227 million in 2013. The decrease was primarily due to lower realized investment gains as well as interest and dividend income, offset by lower other-than-temporary impairments, which totaled $14 million in 2014 as compared to $20 million in 2013.
Insurance losses and loss adjustment expenses totaled $410 million for the year ended December 31, 2014, compared to $405 million for the year ended December 31, 2013. The increase was primarily due to higher weather-related losses from severe hailstorms, particularly in the second quarter of 2014, partially offset by lower non-weather-related losses driven by the wind-down of the Canadian personal lines portfolio and lower loss experience of VSC products. Higher weather losses primarily drove the increase in the combined ratio to 100.2% for the year ended December 31, 2014, compared to 98.0% for the year ended December 31, 2013.
2013 Compared to 2012
Our Insurance operations earned income from continuing operations before income tax expense of $254 million for the year ended December 31, 2013, compared to $160 million for the year ended December 31, 2012 The increase was primarily attributable to higher realized investment gains partially offset by a reduction in insurance premiums and service revenue earned.
Insurance premiums and service revenue earned was $1.0 billion for the year ended December 31, 2013, compared to $1.1 billion in 2012. The decrease was primarily due to declining U.S. VSCs written in prior years when the automotive market was depressed.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
Premium and Service Revenue Written
The following table shows premium and service revenue written by insurance product.

Year ended December 31, ($ in millions)	2014	2013	2012
Vehicle service contracts
New retail	$422	$421	$406
Used retail	509	509	509
Reinsurance	(152)	(143)	(119)
Total vehicle service contracts	779	787	796
Wholesale	186	157	132
Other finance and insurance (a)	58	53	133
Total	$1,023	$997	$1,061

(a)	Other finance and insurance includes GAP coverage, excess wear and tear, wind-down of Canadian personal lines, and other ancillary products.
Insurance premiums and service revenue written was $1.0 billion for the year ended December 31, 2014, compared to $997 million in 2013. The increase in Insurance premiums and service revenue written primarily resulted from higher wholesale premium, partially offset by higher vehicle service reinsurance participation. VSC revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern. Accordingly, the majority of earnings from VSCs written during 2014 will be recognized as income in future periods.
Insurance premiums and service revenue written was $997 million for the year ended December 31, 2013, compared to $1.1 billion in 2012. Insurance premiums and service revenue written decreased due to the wind-down of the Canadian personal lines business. Excluding Canadian Personal Lines, written premium for the year ended December 31, 2013 decreased by $6 million as compared to 2012 due to a decrease in VSCs as a result of increased reinsurance participation, which was in line with market trends, partially offset by an increase in wholesale due to higher dealer inventory levels.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

December 31, ($ in millions)	2014	2013
Cash
Noninterest-bearing cash	$239	$166
Interest-bearing cash	1,289	810
Total cash	1,528	976
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	392	568
U.S. States and political subdivisions	406	315
Foreign government	232	288
Mortgage-backed	1,097	1,102
Asset-backed	6	37
Corporate debt	746	1,069
Total debt securities	2,879	3,379
Equity securities	906	940
Total available-for-sale securities	3,785	4,319
Total cash and securities	$5,313	$5,295

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Mortgage Operations
Results of Operations
The following table summarizes the operating results for our Mortgage operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

Year ended December 31, ($ in millions)	2014	2013	2012	Favorable/ (unfavorable) 2014-2013 % change	Favorable/ (unfavorable) 2013-2012 % change
Net financing revenue
Total financing revenue and other interest income	$282	$378	$617	(25)	(39)
Interest expense	239	302	468	21	35
Net financing revenue	43	76	149	(43)	(49)
Servicing fees	—	68	300	(100)	(77)
Servicing asset valuation and hedge activities, net	—	(213)	(4)	(100)	n/m
Total servicing (loss) income, net	—	(145)	296	(100)	(149)
Gain on mortgage loans, net	6	55	375	(89)	(85)
Other income, net of losses	11	90	488	(88)	(82)
Total other revenue	17	—	1,159	n/m	(100)
Total net revenue	60	76	1,308	(21)	(94)
Provision for loan losses	(69)	13	86	n/m	85
Noninterest expense
Compensation and benefits expense	11	39	96	72	59
Representation and warranty expense	(10)	104	171	110	39
Other operating expenses	66	178	360	63	51
Total noninterest expense	67	321	627	79	49
Income (loss) from continuing operations before income tax expense (benefit)	$62	$(258)	$595	124	(143)
Total assets	$7,884	$8,168	$14,744	(3)	(45)
n/m = not meaningful
2014 Compared to 2013
Our Mortgage operations earned income from continuing operations before income tax expense of $62 million for the year ended December 31, 2014, compared to incurring a loss of $258 million for the year ended December 31, 2013. Favorability during 2014 was primarily the result of lower noninterest expense driven by our exit in 2013 of all non-strategic mortgage-related activities, including consumer mortgage-lending production associated with government-sponsored refinancing programs, and our agency MSRs portfolio, as well as lower provision for loan losses. In addition, results for 2013 were unfavorably impacted by the valuation of our MSRs portfolio, which was sold during the second quarter of 2013.
Net financing revenue was $43 million for the year ended December 31, 2014, compared to $76 million in 2013. The decrease in net financing revenue was primarily due to the wind-down of our legacy consumer held-for-sale portfolio and lower asset levels in our held-for-investment portfolio, partially offset by lower interest expense as a result of lower funding costs.
We earned no net servicing income for the year ended December 31, 2014, compared to incurring a net servicing loss of $145 million in 2013, primarily due to the completed sales of our agency MSRs portfolio during the second quarter of 2013.
The net gain on mortgage loans decreased $49 million for the year ended December 31, 2014, compared to 2013. The decrease was primarily related to our 2013 decision to cease mortgage-lending production through our direct lending channel. The decrease was partially offset by the completed sale of a $40 million student lending portfolio during the second quarter of 2014.
Other income, net of losses, was $11 million for the year ended December 31, 2014, compared to $90 million in 2013. The decrease was primarily due to lower fee income and net origination revenue related to our exit from consumer mortgage-lending production.
The provision for loan losses decreased $82 million for the year ended December 31, 2014, compared to 2013. The decrease was primarily due to lower reserve requirements as a result of the continued runoff of legacy mortgage assets, lower net charge-offs in 2014, and improvements in home prices.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Total noninterest expense decreased 79% for the year ended December 31, 2014, compared to 2013. The decrease was primarily due to our 2013 exit of all non-strategic mortgage-related activities. Included in the decrease were lower broker fees from consumer mortgage-lending production associated with government-sponsored refinancing programs, lower compensation and benefits expense as a result of a reduction in the number of employees in our Mortgage operations, and lower representation and warranty expense resulting from decreased repurchase risk associated with the sale of our agency MSRs portfolio.
2013 Compared to 2012
Our Mortgage operations incurred a loss from continuing operations before income tax expense of $258 million for the year ended December 31, 2013, compared to income from continuing operations before income tax expense of $595 million for the year ended December 31, 2012. The decrease was primarily related to our exit of all non-strategic mortgage-related activities, including consumer mortgage-lending production associated with government-sponsored refinancing programs, our warehouse lending operations, and our agency MSRs portfolio during 2013.
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
We incurred a net servicing loss of $145 million for the year ended December 31, 2013, compared to net servicing income of $296 million in 2012. The decrease was primarily due to the completed sales of our agency MSRs portfolio in the second quarter of 2013, including the valuation of the portfolio in conjunction with the sale and the unwinding of all related derivative activity.
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
Total noninterest expense decreased 49% for the year ended December 31, 2013, compared to 2012. The decrease was primarily due to our decision to cease consumer mortgage-lending production through our direct lending channel and the broker fee associated with those government-sponsored refinancing programs, and lower representation and warranty expense. Lower representation and warranty expense was primarily due to the establishment of our representation and warranty liability during the second quarter of 2012 resulting from the deconsolidation of ResCap and the subsequent sale of the MSRs portfolio in 2013.
Mortgage Loan Production and Servicing
Mortgage loan production was $6.8 billion and $32.4 billion for the years ended December 31, 2013 and 2012, respectively. During 2013, we sold our business lending operations, completed the sales of agency MSRs, and exited the correspondent and direct lending channels. During 2014, we purchased $857 million of of high-quality jumbo mortgage loans originated by third parties. We expect this activity to continue in 2015 in support of our treasury asset liability management (ALM) activities and diversification.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Corporate and Other
The following table summarizes the activities of Corporate and Other excluding discontinued operations for the periods shown. Corporate and Other primarily consists of Corporate Finance, centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, overhead that was previously allocated to operations that have since been sold or classified as discontinued operations, and reclassifications and eliminations between the reportable operating segments. Corporate Finance provides senior secured commercial-lending products to primarily U.S.-based middle market companies. Effective May 1, 2014, Corporate Finance was aligned under Ally Bank, allowing this business to have a more stable and competitive source of funding.

Year ended December 31, ($ in millions)	2014	2013	2012	Favorable/ (unfavorable) 2014-2013 % change	Favorable/ (unfavorable) 2013-2012 % change
Net financing loss
Total financing revenue and other interest income	$361	$298	$157	21	90
Interest expense
Original issue discount amortization	189	262	349	28	25
Other interest expense	217	549	957	60	43
Total interest expense	406	811	1,306	50	38
Net financing loss (a)	(45)	(513)	(1,149)	91	55
Other (expense) revenue
Loss on extinguishment of debt	(202)	(59)	(148)	n/m	60
Other gain on investments, net	38	3	69	n/m	(96)
Other income, net of losses	30	76	22	(61)	n/m
Total other (expense) revenue	(134)	20	(57)	n/m	135
Total net loss	(179)	(493)	(1,206)	64	59
Provision for loan losses	(16)	(6)	(10)	n/m	(40)
Total noninterest expense (b)	375	423	434	11	3
Loss from continuing operations before income tax (benefit) expense	$(538)	$(910)	$(1,630)	41	44
Total assets	$23,566	$26,563	$30,753	(11)	(14)
n/m = not meaningful

(a)	Refer to the table that follows for further details on the components of net financing loss.

(b)
Includes a reduction of $685 million, $739 million, and $814 million for the years ended December 31, 2014, 2013, and 2012, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table summarizes the components of net financing losses for Corporate and Other.

At and for the year ended December 31, ($ in millions)	2014	2013	2012
Original issue discount amortization (a)	$(189)	$(262)	$(349)
Net impact of the funds transfer pricing methodology	68	(308)	(859)
Other (including Corporate Finance net financing revenue)	76	57	59
Total net financing loss for Corporate and Other	$(45)	$(513)	$(1,149)
Outstanding original issue discount balance	$1,415	$1,589	$1,840

(a)	Amortization is included as interest on long-term debt in the Consolidated Statement of Income.
The following table presents the scheduled remaining amortization of the original issue discount at December 31, 2014.

Year ended December 31, ($ in millions)	2015	2016	2017	2018	2019	2020 and thereafter (a)	Total
Original issue discount
Outstanding balance	$1,357	$1,288	$1,208	$1,115	$1,083	$—
Total amortization (b)	58	69	80	93	32	1,083	$1,415

(a)	The maximum annual scheduled amortization for any individual year is $158 million in 2030.

(b)	The amortization is included as interest on long-term debt on the Consolidated Statement of Income.
2014 Compared to 2013
Loss from continuing operations before income tax expense for Corporate and Other was $538 million for the year ended December 31, 2014, compared to $910 million for the year ended December 31, 2013. The improvement in the loss from continuing operations before income tax expense for the year ended December 31, 2014 was primarily due to lower funding costs as a result of maturity and repayment of high-cost debt, decreases in OID amortization expense related to bond maturities and normal monthly amortization, higher investment income, and decreases in noninterest expense. Noninterest expense decreased primarily as a result of the overall streamlining of the company and increased operating efficiencies due in part to headcount reductions in centralized support functions. This improvement was partially offset by an increase in loss on extinguishment of debt related to a tender offer to buy back $750 million of our long-dated high-coupon debt in 2014 and a decrease in other income related to unfavorable derivative activity as a result of changes in rates and their impact on economic hedge positions.
Corporate and Other also includes the results of Corporate Finance. Corporate Finance earned income from continuing operations before income tax expense of $71 million for the year ended December 31, 2014, compared to $50 million for the year ended December 31, 2013. The increase was primarily due to higher net financing revenue primarily resulting from asset growth in the core business, as well as recoveries from previously charged-off exposures.
2013 Compared to 2012
Loss from continuing operations before income tax expense for Corporate and Other was $910 million for the year ended December 31, 2013, compared to $1.6 billion for the year ended December 31, 2012. Corporate and Other’s loss from continuing operations before income tax expense was driven by net financing losses, which primarily represents OID amortization expense and the net impact of our FTP methodology, which includes the unallocated cost of maintaining our liquidity and investment portfolios.
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
Corporate and Other also includes the results of Corporate Finance. Corporate Finance earned income from continuing operations before income tax expense of $50 million for the year ended December 31, 2013, compared to $48 million for the year ended December 31, 2012.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Cash and Securities
The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

December 31, ($ in millions)	2014	2013
Cash
Noninterest-bearing cash	$1,083	$1,123
Interest-bearing cash	2,933	3,396
Total cash	4,016	4,519
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	786	859
Mortgage-backed	9,581	9,718
Asset-backed	1,985	2,183
Total debt securities	12,352	12,760
Equity securities	—	4
Total available-for-sale securities	12,352	12,764
Total cash and securities	$16,368	$17,283

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Risk Management
Managing the risk/reward trade-off is a fundamental component of operating our businesses. Our risk management program is overseen by the Board, various risk committees, the executive leadership team, and our associates. The Risk and Compliance Committee of the Board, together with the Board, sets the risk appetite across our company while the risk committees, executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks to be within our risk appetite. Ally's primary types of risk include credit, lease residual, market, operational, insurance/underwriting, and liquidity.

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

•	Operational risk — The risk of loss or harm arising from inadequate or failed processes or systems, human factors, or external events.

•	Insurance/Underwriting risk — The risk of loss associated with insured events occurring, the severity of insured events, and the timing of claim payments arising from insured events.

•
Liquidity risk — The risk that our financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet our financial obligations, and to withstand unforeseen liquidity stress events (refer to discussion at Liquidity Management, Funding, and Regulatory Capital within this MD&A).

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
In addition, the Enterprise Risk Management and Compliance organizations are accountable for independently identifying, monitoring, measuring, and reporting on our various risks, and they are responsible for designing an effective risk management framework and structure. They are also responsible for monitoring that our risks remain within the tolerances established by the Board, developing and maintaining policies, and implementing risk management methodologies.
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
In addition, our Loan Review Group provides an independent assessment of the quality of our credit risk portfolios and credit risk management practices, and all lines of business and corporate functions that create or influence credit risk are subject to full and unrestricted reviews by the Loan Review Group. This group also is granted free and unrestricted access to any and all of our records, physical properties, technologies, management, and employees and reports its findings directly to the Risk and Compliance Committee. The findings of this group help to strengthen our risk management practices and processes throughout the organization.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

December 31, ($ in millions)	2014	2013
Finance receivables and loans
Dealer Financial Services	$90,592	$90,220
Mortgage operations	7,474	8,444
Corporate and Other	1,882	1,664
Total finance receivables and loans	99,948	100,328
Loans held-for-sale
Dealer Financial Services	$1,515	$—
Mortgage operations	452	16
Corporate and Other	36	19
Total loans held-for-sale	2,003	35
Total on-balance sheet loans	$101,951	$100,363
Off-balance sheet securitized loans
Dealer Financial Services	$2,801	$899
Total off-balance sheet securitized loans	$2,801	$899
Operating lease assets
Dealer Financial Services	$19,510	$17,680
Total operating lease assets	$19,510	$17,680
Serviced loans and leases
Dealer Financial Services	$115,391	$111,589
Mortgage operations	7,926	8,333
Corporate and Other	1,347	1,498
Total serviced loans and leases	$124,664	$121,420
The risks inherent in our loan and lease exposures are largely driven by changes in the overall economy, used vehicle and housing price levels, unemployment levels, and their impact to our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain the majority of our automotive loans as they complement our core business model, but we do sell loans from time to time on an opportunistic basis. We ultimately manage the associated risks based on the underlying economics of the exposure.

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

•
Loans held-for-sale — Loans that we do not have the intent and ability to hold for the foreseeable future or until maturity. These loans are recorded on our balance sheet at the lower of cost or estimated fair value and are evaluated by portfolio and product type. Changes in the recorded value are recognized in a valuation allowance and reflected in current period earnings. We manage the economic risks of these exposures, including market and credit risks, in various ways including the use of market-based instruments, such as derivatives.

•
Off-balance sheet securitized loans — Loans that we transfer off-balance sheet to nonconsolidated variable interest entities. We primarily report this exposure as cash or retained interests (if applicable). Similar to finance receivables and loans, we manage the economic risks of these exposures, including credit risk, through activities including servicing and collections.

•
Operating lease assets — The net book value of the automotive assets we lease includes the expected residual values upon remarketing the vehicles at the end of the lease. We are exposed to fluctuations in the expected residual value upon remarketing the vehicle at the end of the lease, and as such at contract inception, we determine the projected residual value based on an internal evaluation of the expected future value. This evaluation is based on a proprietary model, which includes variables such as age,

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third party, independent data for reasonableness. Periodically, we revise the projected value of the lease vehicle at termination based on current market conditions and adjust depreciation expense appropriately over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense. The balance sheet reflects both the lease asset as well as any associated rent receivables. The lease rent receivable is a component of other assets. A valuation allowance representing the uncollectible portion of the lease rent receivable is recorded directly against this receivable. The lease asset is reviewed for impairment in accordance with applicable accounting standards.

•
Serviced loans and leases — Loans that we service on behalf of our customers or another financial institution. As such, these loans can be on or off our balance sheet. For our serviced consumer automotive loans, we do not recognize servicing assets or liabilities because we receive a fee that adequately compensates us for the servicing costs.

Refer to Critical Accounting Estimates within this MD&A and Note 1 to the Consolidated Financial Statements for further information.
Credit Risk Management
Credit risk is defined as the potential failure to receive payments when due from an obligor in accordance with contractual obligations. Therefore, credit risk is a major source of potential economic loss to us. Credit risk is monitored by several groups and functions throughout the organization, including enterprise and line of business committees and the Enterprise Risk Management organization. Together, they oversee the credit decisioning and management processes, and monitor credit risk exposures to ensure they are managed in a safe-and-sound manner and are within our risk appetite. In addition, our Loan Review Group provides an independent assessment of the quality of our credit portfolios and credit risk management practices, and directly reports its findings to the Risk and Compliance Committee of the Board on a regular basis.
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
We manage credit risk based on the risk profile of the borrower, the source of repayment, the underlying collateral, and current market conditions. We monitor the credit risk profile of individual borrowers and the aggregate portfolio of borrowers either within a designated geographic region or a particular product or industry segment. We perform ongoing analyses of the consumer automotive, consumer mortgage, and commercial portfolios using a range of indicators to assess the adequacy of the allowance based on historical and current trends. Refer to Note 8 to the Consolidated Financial Statements for additional information.
Additionally, we utilize numerous collection strategies to mitigate loss and provide ongoing support to customers in financial distress. For automotive loans, we work with customers when they become delinquent on their monthly payment. In lieu of repossessing their vehicle, we may offer several types of assistance to aid our customers based on their willingness and ability to repay their loan. Loss mitigation may include extension of the loan maturity date and rewriting the loan terms. For mortgage loans, as part of our participation in certain governmental programs, we offer mortgage loan modifications to qualified borrowers. Numerous initiatives are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates.
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
During 2014, the U.S. economy continued to expand. The labor market recovered further during the year, with nonfarm payrolls increasing by 2.95 million and the annual unemployment rate falling to 5.6%. Within the U.S. automotive market, new light vehicle sales continued to increase, to 16.4 million for the year ended December 31, 2014. We closely monitor macro-economic trends given the nature of our business and the potential economic impacts on our credit risk. We continue to be cautious with the economic outlook given continued weak global economic growth and expected higher interest rates as the Federal Reserve is expected to normalize monetary policy later in 2015.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and loans held-for-sale. At December 31, 2014, this primarily included $92.1 billion of automotive finance receivables and loans and $7.9 billion of mortgage finance receivables and loans. Within our on-

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

balance sheet portfolio, we have elected to account for certain mortgage loans at fair value. Changes in the fair value of loans are classified as gain on mortgage and automotive loans, net, in the Consolidated Statement of Income. During 2013, we sold our mortgage business lending operations, completed the sales of agency MSRs, and exited the correspondent and direct lending channels. Our ongoing Mortgage operations are limited to the management of our held-for-investment and held-for-sale mortgage loan portfolios. We executed bulk purchases of high-quality jumbo mortgage loans originated by third parties during 2014, and expect to continue this activity in 2015 in support of our treasury ALM activities and diversification.
The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2014	2013	2014	2013	2014	2013
Consumer
Finance receivables and loans
Loans at historical cost	$64,043	$64,860	$563	$521	$—	$1
Loans at fair value	1	1	—	—	—	—
Total finance receivables and loans	64,044	64,861	563	521	—	1
Loans held-for-sale	1,967	16	8	9	—	—
Total consumer loans (c)	66,011	64,877	571	530	—	1
Commercial
Finance receivables and loans at historical cost	35,904	35,467	82	204	—	—
Loans held-for-sale	36	19	—	—	—	—
Total commercial loans	35,940	35,486	82	204	—	—
Total on-balance sheet loans	$101,951	$100,363	$653	$734	$—	$1

(a)	Includes nonaccrual troubled debt restructured loans (TDRs) of $281 million and $312 million at December 31, 2014, and December 31, 2013, respectively.

(b)
Generally, loans that are 90 days past due and still accruing represent loans with government guarantees. There were no troubled debt restructured loans classified as 90 days past due and still accruing at December 31, 2014 and December 31, 2013.

(c)
Includes outstanding CSG loans of $5.2 billion and $4.7 billion at December 31, 2014, and December 31, 2013, respectively, and RV loans of $1.2 billion and $893 million at December 31, 2014, and December 31, 2013, respectively.

Total on-balance sheet loans outstanding at December 31, 2014, increased $1.6 billion to $102.0 billion from December 31, 2013, reflecting an increase of $1.1 billion in the consumer portfolio and an increase of $454 million in the commercial portfolio. The increase in consumer on-balance sheet loans was primarily driven by strong automotive originations, which outpaced portfolio runoff. This increase was partially offset by two off-balance sheet securitizations totaling $2.6 billion. The increase in commercial on-balance sheet loans outstanding was primarily due to an increase in automotive dealership real estate term loans.
Total TDRs outstanding, originated as held-for-investment, at December 31, 2014, decreased $157 million to $1.1 billion from December 31, 2013, primarily due to the continued runoff of legacy mortgage assets. Refer to Note 8 to the Consolidated Financial Statements for additional information.
Total nonperforming loans at December 31, 2014, decreased $81 million to $653 million from December 31, 2013, reflected by a decrease of $122 million of commercial nonperforming loans and an increase of $41 million of consumer nonperforming loans. The decrease in total nonperforming loans from December 31, 2013, was driven, in part, by the successful rehabilitation of certain accounts within the commercial automotive portfolio. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements for additional information.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes consumer and commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2014	2013	2014	2013
Consumer
Finance receivables and loans at historical cost	$544	$477	0.8%	0.7%
Commercial
Finance receivables and loans at historical cost	(7)	(5)	—	—
Total finance receivables and loans at historical cost	$537	$472	0.5%	0.5%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Net charge-offs were $537 million for the year ended December 31, 2014, compared to $472 million for the year ended December 31, 2013. The increase in the consumer portfolio during the year ended December 31, 2014 was driven primarily by the change in our portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum. Loans held-for-sale are accounted for at the lower-of-cost or fair value and, therefore, we do not record charge-offs for these loans.
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
Consumer Credit Portfolio
Our consumer portfolio primarily consists of automotive loans, first mortgages, and home equity loans. Loan losses in our consumer portfolio are influenced by general business and economic conditions including unemployment rates, bankruptcy filings, and home and used vehicle prices. Additionally, our consumer credit exposure is significantly concentrated in automotive lending, largely through GM and Chrysler dealerships; however, due to our continued strategic focus on diversification, the proportion of Non-GM/Chrysler new and used portfolios has continued to grow.
Credit risk management for the consumer portfolio begins with the initial underwriting and continues throughout a borrower's credit cycle. We manage consumer credit risk through our loan origination and underwriting policies, credit approval process, and servicing capabilities. We use proprietary credit-scoring models to differentiate the expected default rates of credit applicants enabling us to better evaluate credit applications for approval and to tailor the pricing and financing structure according to this assessment of credit risk. We regularly review the performance of the credit scoring models and update them for historical information and current trends. These and other actions mitigate but do not eliminate credit risk. Improper evaluations of a borrower's creditworthiness, fraud, and/or changes in the applicant's financial condition after approval could negatively affect the quality of our portfolio, resulting in loan losses.
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
During the year ended December 31, 2014, the credit performance of the consumer portfolio remained strong and reflects the continued execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, including used, nonprime, extended term, Non-GM/Chrysler, and non-subvented finance receivables and loans. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2014	2013	2014	2013	2014	2013
Consumer automotive (c) (d)	$56,570	$56,417	$386	$329	$—	$—
Consumer mortgage	7,473	8,443	177	192	—	1
Total consumer finance receivables and loans	$64,043	$64,860	$563	$521	$—	$1

(a)	Includes nonaccrual troubled debt restructured loans of $216 million and $237 million at December 31, 2014, and December 31, 2013, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at both December 31, 2014 and December 31, 2013.

(c)
Includes $35 million and $1 million of fair value adjustment for loans in hedge accounting relationships at December 31, 2014 and December 31, 2013, respectively. Refer to Note 22 to the Consolidated Financial Statements for additional information.

(d)
Includes outstanding CSG loans of $5.0 billion and $4.7 billion at December 31, 2014, and December 31, 2013, respectively, and RV loans of $1.2 billion and $893 million at December 31, 2014, and December 31, 2013, respectively.

Total consumer outstanding finance receivables and loans decreased $817 million from December 31, 2013. The decrease in consumer mortgage finance receivables and loans was primarily related to the continued runoff of legacy mortgage assets and the transfer of loans to the held-for-sale portfolio, partially offset by bulk loan purchases. The increase in consumer automotive finance receivables and loans was largely offset by two off-balance sheet securitizations totaling $2.6 billion, as well as the transfer of loans to the held-for-sale portfolio totaling $1.5 billion. Refer to Note 8 to the Consolidated Financial Statements for additional information.
Total consumer nonperforming finance receivables and loans at December 31, 2014, increased $42 million to $563 million from December 31, 2013, reflecting an increase of $57 million of consumer automotive nonperforming finance receivables and loans and a decrease of $15 million of consumer mortgage nonperforming finance receivables and loans. Nonperforming consumer automotive finance receivables and loans increased primarily due to the change in our portfolio composition as we continued the execution of our underwriting strategy to expand our originations across a broad risk spectrum. Nonperforming consumer mortgage finance receivables decreased primarily due to the continued runoff of legacy mortgage assets. Refer to Note 8 to the Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.9% and 0.8% at December 31, 2014 and December 31, 2013, respectively.
Consumer automotive loans accruing and past due 30 days or more increased $218 million to $1.5 billion at December 31, 2014, compared to December 31, 2013, primarily due to the change in our portfolio composition as we continued the execution of our underwriting strategy to expand our originations across a broad risk spectrum.
The following table includes consumer net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Net charge-offs		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2014	2013	2014	2013
Consumer automotive	$501	$402	0.9%	0.7%
Consumer mortgage	43	75	0.5	0.8
Total consumer finance receivables and loans	$544	$477	0.8%	0.7%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs from total consumer automotive finance receivables and loans were $501 million for the year ended December 31, 2014, compared to $402 million for the year ended December 31, 2013. The increase was driven primarily by the change in our portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, as well as portfolio growth and seasoning of these loans.
Our net charge-offs from total consumer mortgage receivables and loans were $43 million for the year ended December 31, 2014, compared to $75 million in 2013. The decrease was primarily driven by continued runoff of legacy mortgage assets.
The following table summarizes the unpaid principal balance of total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

Year ended December 31, ($ in millions)	2014	2013
Consumer automotive	$29,619	$26,739
Consumer mortgage	—	6,804
Total consumer loan originations	$29,619	$33,543

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Total automotive-originated loans increased $2.9 billion for the year ended December 31, 2014, compared to 2013. The increase was primarily due to increased used, new Non-GM/Chrysler, and new GM vehicle originations. Total mortgage-originated loans decreased $6.8 billion for the year ended December 31, 2014, as a result of our strategic exit from the direct lending channel and our decision in 2013 to exit the correspondent lending channel and cease production of any new jumbo mortgage loans at that time.
Consumer loan originations retained on-balance sheet as held-for-investment were $29.6 billion at December 31, 2014, compared to $27.5 billion at December 31, 2013. The increase was primarily due to increased used, new Non-GM/Chrysler, and new GM vehicle originations.
The following table shows the percentage of total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state concentration. Total automotive loans were $56.6 billion and $56.4 billion at December 31, 2014, and December 31, 2013, respectively. Total mortgage and home equity loans were $7.5 billion and $8.4 billion at December 31, 2014, and December 31, 2013, respectively.

	2014 (a)		2013
December 31,	Automotive	Mortgage	Automotive	Mortgage
Texas	13.6%	6.0%	13.2%	5.8%
California	6.2	30.8	5.8	29.5
Florida	7.3	3.7	7.0	3.6
Pennsylvania	5.3	1.6	5.3	1.7
Illinois	4.4	4.2	4.4	4.4
Georgia	4.2	2.1	4.0	2.1
Michigan	3.8	3.1	4.4	3.9
New York	4.0	1.9	4.3	1.9
Ohio	3.9	0.6	4.0	0.7
North Carolina	3.5	1.9	3.4	1.9
Other United States	43.8	44.1	44.2	44.5
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2014.
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in Texas and California, which represented an aggregate of 21.8% and 21.1% of our total outstanding consumer finance receivables and loans at December 31, 2014, and December 31, 2013, respectively.
Concentrations in our mortgage portfolio are closely monitored given the volatility of the housing markets, with special attention given to states with greater declines in real estate values.
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
Repossessed assets in our Automotive Finance operations at December 31, 2014, decreased $11 million to $90 million from December 31, 2013. Foreclosed mortgage assets at December 31, 2014, remained flat at $10 million from December 31, 2013.
Commercial Credit Portfolio
Our commercial portfolio consists primarily of automotive loans (wholesale floorplan, dealer term loans including real estate loans, and automotive fleet financing), and some commercial finance loans. Wholesale floorplan loans are secured by the vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral (e.g., blanket lien over all dealership assets) and/or other credit enhancements (e.g., personal guarantees from dealership owners) are oftentimes obtained to further manage credit risk. Furthermore, we benefit from automotive manufacturer repurchase arrangements, which serve as an additional layer of protection in the event of repossession of dealership inventory and/or dealership franchise termination.
Within our commercial portfolio, we utilize an internal credit risk rating system that is fundamental to managing credit risk exposure consistently across various types of commercial borrowers and captures critical risk factors for each borrower. The ratings are used for many areas of credit risk management, including loan origination, portfolio risk monitoring, management reporting, and loan loss reserves analyses. Therefore, the rating system is critical to an effective and consistent credit risk management framework.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

During the year ended December 31, 2014, the credit performance of the commercial portfolio remained strong, as nonperforming finance receivables and loans improved and no net charge-offs were realized. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.
The following table includes total commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2014	2013	2014	2013	2014	2013
Commercial and industrial
Automotive	$30,871	$30,948	$32	$116	$—	$—
Other (c)	1,882	1,664	46	74	—	—
Commercial real estate — Automotive	3,151	2,855	4	14	—	—
Total commercial finance receivables and loans	$35,904	$35,467	$82	$204	$—	$—

(a)	Includes nonaccrual troubled-debt-restructured loans of $59 million and $75 million at December 31, 2014, and December 31, 2013, respectively.

(b)	There were no troubled-debt-restructured loans classified as 90 days past due and still accruing at December 31, 2014 and December 31, 2013.

(c)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding increased $437 million to $35.9 billion at December 31, 2014, from December 31, 2013. The increase was primarily due to an increase in automotive dealership real estate term loans, as well as continued growth in the corporate finance portfolio in line with our business strategy.
Total commercial nonperforming finance receivables and loans were $82 million at December 31, 2014, reflecting a decrease of $122 million when compared to December 31, 2013. The decrease was primarily driven by the successful rehabilitation or liquidation of certain nonperforming accounts and fewer accounts deteriorating into nonperforming status within the commercial automotive portfolio. Nonperforming commercial finance receivables and loans as a percentage of total outstanding commercial finance receivables and loans were 0.2% and 0.6% at December 31, 2014 and December 31, 2013, respectively.
The following table includes total commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2014	2013	2014	2013
Commercial and industrial
Automotive	$1	$—	—%	—%
Other	(8)	(7)	(0.4)	(0.3)
Commercial real estate — Automotive	—	2	—	0.1
Total commercial finance receivables and loans	$(7)	$(5)	—%	—%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs from commercial finance receivables and loans resulted in recoveries of $7 million for the year ended December 31, 2014, compared to recoveries of $5 million in 2013, primarily due to our continued efforts to resolve previously charged-off exposures.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $3.2 billion and $2.9 billion at December 31, 2014, and December 31, 2013, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration. These finance receivables and loans are reported at carrying value before allowance for loan losses.

December 31,	2014	2013
Texas	13.8%	13.2%
Florida	12.3	12.6
Michigan	9.9	11.6
California	9.0	9.2
Virginia	4.1	3.8
North Carolina	3.9	4.1
New York	3.9	4.5
Pennsylvania	3.8	3.3
Georgia	3.7	3.1
Illinois	2.7	2.5
Other United States	32.9	32.1
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentrations. These finance receivables and loans within our automotive and corporate finance portfolios are reported at carrying value before allowance for loan losses.

December 31,	2014	2013
Automotive	87.3%	91.4%
Health / Medical	3.5	1.6
Electronics	2.9	3.4
Other	6.3	3.6
Total commercial criticized finance receivables and loans	100.0%	100.0%
Total criticized exposures increased $115 million to $2.2 billion at December 31, 2014 from December 31, 2013. The increase was primarily due to, and aligned with, the growth of the corporate finance portfolio.
Selected Loan Maturity and Sensitivity Data
The table below shows the commercial finance receivables and loans portfolio and the distribution between fixed and floating interest rates based on the stated terms of the commercial loan agreements. This portfolio is reported at carrying value before allowance for loan losses.

December 31, 2014 ($ in millions)	Within 1 year (a)	1-5 years	After 5 years	Total (b)
Commercial and industrial	$30,117	$2,300	$336	$32,753
Commercial real estate	77	1,803	1,271	3,151
Total commercial finance receivables and loans	$30,194	$4,103	$1,607	$35,904
Loans at fixed interest rates		$1,768	$1,200
Loans at variable interest rates		2,335	407
Total commercial finance receivables and loans		$4,103	$1,607

(a)	Includes loans (e.g., floorplan) with revolving terms.

(b)	Loan maturities are based on the remaining maturities under contractual terms.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2014	$673	$389	$1,062	$146	$1,208
Charge-offs	(720)	(51)	(771)	(5)	(776)
Recoveries	219	8	227	12	239
Net charge-offs	(501)	(43)	(544)	7	(537)
Provision for loan losses	540	(69)	471	(14)	457
Other (a)	(27)	(125)	(152)	1	(151)
Allowance at December 31, 2014	$685	$152	$837	$140	$977
Allowance for loan losses to finance receivables and loans outstanding at December 31, 2014 (b)	1.2%	2.0%	1.3%	0.4%	1.0%
Net charge-offs to average finance receivables and loans outstanding at December 31, 2014 (b)	0.9%	0.5%	0.8%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2014 (b)	177.3%	86.3%	148.7%	169.9%	151.5%
Ratio of allowance for loans losses to net charge-offs at December 31, 2014	1.4	3.6	1.5	(19.8)	1.8

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at December 31, 2014, declined $225 million compared to December 31, 2013. The decrease was primarily due to the transfer of consumer mortgage assets to held-for-sale as reflected within other, combined with lower reserve requirements within our Mortgage operations as a result of continued runoff of legacy mortgage assets. The decrease was partially offset by the continued execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, as well as growth in our consumer automotive portfolio.
The allowance for commercial loan losses declined $6 million at December 31, 2014, compared to December 31, 2013, primarily as a result of improved portfolio performance.

($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2013	$575	$452	$1,027	$143	$1,170
Charge-offs	(639)	(93)	(732)	(5)	(737)
Recoveries	237	18	255	10	265
Net charge-offs	(402)	(75)	(477)	5	(472)
Provision for loan losses	490	13	503	(2)	501
Other	10	(1)	9	—	9
Allowance at December 31, 2013	$673	$389	$1,062	$146	$1,208
Allowance for loan losses to finance receivables and loans outstanding at December 31, 2013 (a)	1.2%	4.6%	1.6%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at December 31, 2013 (a)	0.7%	0.8%	0.7%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2013 (a)	204.4%	203.1%	203.9%	71.6%	166.6%
Ratio of allowance for loans losses to net charge-offs at December 31, 2013	1.7	5.2	2.2	(27.1)	2.6

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
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2014			2013
December 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$685	1.2%	70.1%	$673	1.2%	55.7%
Consumer mortgage	152	2.0	15.6	389	4.6	32.2
Total consumer loans	837	1.3	85.7	1,062	1.6	87.9
Commercial
Commercial and industrial
Automotive	65	0.2	6.7	67	0.2	5.6
Other	42	2.2	4.2	50	3.0	4.1
Commercial real estate — Automotive	33	1.0	3.4	29	1.0	2.4
Total commercial loans	140	0.4	14.3	146	0.4	12.1
Total allowance for loan losses	$977	1.0	100.0%	$1,208	1.2	100.0%
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

Year ended December 31, ($ in millions)	2014	2013	2012
Consumer
Consumer automotive	$540	$490	$257
Consumer mortgage	(69)	13	86
Total consumer loans	471	503	343
Commercial
Commercial and industrial
Automotive	(1)	11	(3)
Mortgage	—	—	(1)
Other	(16)	(6)	(10)
Commercial real estate — Automotive	3	(7)	—
Total commercial loans	(14)	(2)	(14)
Total provision for loan losses	$457	$501	$329
The provision for consumer loan losses decreased $32 million for the year ended December 31, 2014, compared to 2013. The decrease was primarily due to the continued runoff of legacy mortgage assets. The decrease was partially offset by the continued execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum and growth in our consumer automotive portfolio.
The provision for commercial loan losses was a net credit of $14 million for the year ended December 31, 2014, compared to a net credit of $2 million in 2013. This decrease was largely driven by improved portfolio performance.
Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. For information on our valuation of automotive lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to Critical Accounting Estimates — Valuation of Automotive Lease Assets and Residuals within this MD&A.

•
Priced residual value projections — At contract inception, we determine pricing based on the projected residual value based on an internal evaluation of the expected future value. This evaluation is based on a proprietary model, which includes variables such as

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and unanticipated shifts in used vehicle supply. This internally-generated data is compared against third party, independent data for reasonableness. Periodically, we revise the projected value of the lease vehicle at termination based on current market conditions and adjust depreciation expense appropriately over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense. At contract inception, we determine pricing based on projected residual value.

•
Remarketing abilities — Our ability to efficiently process and effectively market off-lease vehicles affects the disposal costs and the proceeds realized from vehicle sales. Vehicles can be remarketed through auction (internet and physical), sale to dealer, sale to lessee, and other methods. The results within these channels vary, with physical auction typically resulting in the lowest-priced outcome.

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

Lease Vehicle Terminations and Remarketing
The following tables summarize the volume of Ally lease terminations and average gain per vehicle in the United States over recent periods, as well as our methods of vehicle sales at lease termination, stated as a percentage of total lease vehicle disposals. The actual gain per vehicle on lease terminations varies based upon the type of vehicle.

Year ended December 31,	2014	2013	2012
Off-lease vehicles terminated (in units)	296,393	148,587	63,435
Average gain per vehicle ($ per unit)	$1,461	$2,237	$1,830
Method of vehicle sales
Auction (internet and physical)	61%	47%	45%
Sale to dealer, lessee, and other	39	53	55
The number of off-lease vehicles remarketed during 2014 nearly doubled as compared to 2013, reflecting growth in lease originations from 2010-2012 after curtailing lease originations in 2008-2009 as a result of the economic downturn. In 2015, we expect lease termination volumes to continue to remain near the levels experienced during 2014. However, actual termination volumes may vary in the future from forecasted volumes due to changes in new lease originations, term length mix changes, and automotive manufacturer lease pull-ahead programs.
Average gain per vehicle decreased in 2014, primarily due to adjustments to depreciation expense as a result of revisions to the projected value of the lease vehicle at termination based on current market conditions. This trend is expected to continue in the near term. For more information on our investment in operating leases, refer to Note 9 to the Consolidated Financial Statements.
Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of leased vehicles by type.

Year ended December 31,	2014	2013
Car	40%	43%
Truck	13	11
Sport utility vehicle	47	46
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate and other fluctuations. Refer to Note 22 to the Consolidated Financial Statements for further information.
We are also exposed to some foreign-currency risk arising from foreign-currency denominated assets and liabilities, primarily in Canada. We enter into hedges to mitigate foreign exchange risk.
We also have exposure to equity price risk, primarily in our Insurance operations, which invests in equity securities that are subject to price risk influenced by capital market movements. We enter into equity options to economically hedge our exposure to the equity markets. Additionally, we have exposure to equity price risk related to certain share-based compensation. We enter into prepaid equity forward contracts to economically hedge a portion of this exposure.
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

December 31, ($ in millions)	2014	2013
Financial instruments exposed to changes in:
Interest rates
Estimated fair value	(a)	(a)
Effect of 10% adverse change in rates	(a)	(a)
Foreign-currency exchange rates
Estimated fair value	$476	$588
Effect of 10% adverse change in rates	(24)	(23)
Equity prices
Estimated fair value	$902	$938
Effect of 10% decrease in prices	(95)	(90)

(a)	Refer to Net Financing Revenue Sensitivity Analysis for information on the interest rate sensitivity of our financial instruments.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Our twelve-month pretax net financing revenue sensitivity based on the forward-curve was as follows.

Year ended December 31, ($ in millions)	2014	2013
Parallel rate shifts
-100 basis points	$78	$53
+100 basis points	(130)	(127)
+200 basis points	(215)	(176)
We remain moderately liability sensitive as our simulation models assume liabilities will initially re-price faster than assets. A material portion of the current interest rate exposure is driven by rate index floors on certain commercial loans that limit interest income increases until the related rate index rises above the level of the floor. In addition, we enter into receive-fixed interest rate swaps designated as fair value hedges of certain fixed-rate liabilities including legacy unsecured debt. These swaps continue to generate positive financing revenue in the current interest rate environment, but add to our liability sensitive position. The size, maturity and mix of our hedging activities change frequently as we adjust our broader asset and liability management objectives.
The future re-pricing behavior of deposit liabilities, particularly non-maturity deposits, remains a significant driver of interest rate sensitivity. The sustained low interest rate environment increases the uncertainty of assumptions for deposit re-pricing relationships to market interest rates. Our simulation models assume deposit interest expense increases significantly in rising rate environments. We believe our deposits may ultimately be less sensitive to interest rate changes, which will reduce our overall exposure to rising rates.
The adverse change in upward shock scenarios has increased slightly since December 31, 2013. The increase is driven by additional growth in variable-rate liabilities, particularly demand deposits. The positive impact of downward rate shocks is somewhat muted by the current low interest rate environment, which limits absolute declines in short-term rates in a shock scenario.
Operational Risk
We define operational risk as the risk of loss or harm arising from inadequate or failed processes or systems, human factors, or external events. Operational risk is an inherent risk element in each of our businesses and related support activities. Such risk can manifest in various ways, including errors, business interruptions, and inappropriate behavior of employees, and can potentially result in financial losses and other damage to us. We consider the following types of operational risk: business/strategic, model, reputation, compliance, legal, fraud, vendor management, and information technology, which includes the risk of cyber attacks.
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
Ally and other financial institutions continue to be the target of various cyber attacks, including malware and denial-of-service, as part of an effort to disrupt the operations of financial institutions or obtain confidential, proprietary, or other information. Cyber security and the continued development of our controls, processes, and systems to protect our networks, computers, and software remain an ongoing priority.
Notwithstanding these risk and control initiatives, we may incur losses attributable to operational risks from time to time, and there can be no assurance these losses will not be incurred in the future.
Insurance / Underwriting Risk
The underwriting of our VSCs and insurance policies includes an assessment of the risk to determine acceptability and categorization for appropriate pricing. The acceptability of a particular risk is based on expected losses, expenses and other factors specific to the product in question. With respect to VSCs, considerations include the quality of the vehicles produced, the price of replacement parts, repair labor rates, and new model introductions. Insurance risk also includes event risk, which is synonymous with pure risk, hazard risk, or insurance risk, and presents no chance of gain, only of loss.
We mitigate losses by the active management of claim settlement activities using experienced claims personnel and the evaluation of current period reported claims. Losses for these events may be compared to prior claims experience, expected claims, or loss expenses from similar incidents to assess the reasonableness of incurred losses.
In accordance with industry and accounting practices and applicable insurance laws and regulatory requirements, we maintain reserves for reported losses, losses incurred but not reported, losses expected to be incurred in the future for contracts in force, and loss adjustment expenses. The estimated values of our prior reported loss reserves and changes to the estimated values are routinely monitored by credentialed actuaries. Our reserve estimates are regularly reviewed by management; however, since the reserves are based on estimates and numerous assumptions, the ultimate liability may differ from the amount estimated.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Liquidity Management, Funding, and Regulatory Capital
Overview
The purpose of liquidity management is to ensure Ally's ability to meet loan and lease demand, debt maturities, deposit withdrawals, and other cash commitments under both normal operating conditions as well as periods of economic or financial stress. Our primary objective is to maintain cost-effective, stable and diverse sources of funding capable of sustaining the organization throughout all market cycles. Sources of funding include both retail and brokered deposits and secured and unsecured market-based funding across various maturity, interest rate, and investor profiles. Additional liquidity is available through a pool of unencumbered highly liquid securities, borrowing facilities, repurchase agreements, as well as funding programs supported by the Federal Reserve and the Federal Home Loan Bank of Pittsburgh (FHLB).
Ally defines liquidity risk as the risk that an institution's financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet its financial obligations, and to withstand unforeseen liquidity stress events. Liquidity risk can arise from a variety of institution specific or market-related events that could have a negative impact on cash flows available to the organization. Effective management of liquidity risk helps ensure an organization's preparedness to meet cash flow obligations caused by unanticipated events. Managing liquidity needs and contingent funding exposures has proven essential to the solvency of financial institutions.
The Asset-Liability Committee (ALCO) is chaired by the Corporate Treasurer and is responsible for overseeing Ally's liquidity, funding strategies and plans, contingency funding plans, and counterparty credit exposure arising from financial transactions. Corporate Treasury is responsible for managing Ally's liquidity positions within prudent operating guidelines and targets approved by ALCO and the Risk and Compliance Committee of the Ally Financial Board of Directors. Liquidity risk is managed for the parent company, Ally Bank, and the consolidated organization. The parent company and Ally Bank prepare periodic forecasts depicting anticipated funding needs and sources of funds with oversight and monitoring by the Liquidity Risk group within Corporate Treasury. Corporate Treasury executes our funding strategies and manages liquidity under baseline economic projections as well as more severely stressed macroeconomic environments.
Multiple measures are used to frame the level of liquidity risk, manage the liquidity position, or identify related trends. These measures include coverage ratios that measure the sufficiency of the liquidity portfolio and stability ratios that measure longer-term structural liquidity. In addition, we have established internal management routines designed to review all aspects of liquidity and funding plans, evaluate the adequacy of liquidity buffers, review stress testing results, and assist senior management in the execution of its funding strategy and risk management accountabilities.
We maintain available liquidity in the form of cash, unencumbered highly liquid securities, and available credit facility capacity that, taken together, allows us to operate and to meet our contractual and contingent obligations in the event of market-wide disruptions and enterprise-specific events. The available liquidity is held at various entities and considers regulatory restrictions and tax implications that may limit our ability to transfer funds across entities. At December 31, 2014, we maintained $8.8 billion of total available parent company liquidity and $7.8 billion of total available liquidity at Ally Bank. Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. To optimize cash between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. At December 31, 2014, $625 million was outstanding under the intercompany loan agreement. Amounts outstanding are repayable to the parent company upon demand, subject to a five day notice period. As a result, this amount is included in the parent company available liquidity and excluded from the available liquidity at Ally Bank.
Regulatory Developments
In December 2010, the Basel Committee on Banking Supervision (Basel Committee) issued "Basel III: International framework for liquidity risk measurement, standards and monitoring," which included two minimum liquidity risk standards. The first standard is the Liquidity Coverage Ratio (LCR). The LCR measures the ratio of unencumbered, high-quality liquid assets to liquidity needs for a 30 calendar-day time horizon under a severe liquidity stress scenario specified by supervisors. The second standard is the Net Stable Funding Ratio (NSFR). The NSFR is structured to ensure that long term assets are funded with at least a minimum amount of stable liabilities in relation to their liquidity risk profiles.
In September 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve (FRB), and the Federal Deposit Insurance Corporation (FDIC) approved a final rule titled "Liquidity Coverage Ratio: Liquidity Risk Measurement Standards." The LCR is the U.S. implementation of the LCR standard established by the Basel Committee. The LCR generally measures liquidity by the ratio of a bank’s unencumbered high-quality assets to its total net cash outflows over a 30 calendar-day time horizon under a standardized liquidity stress scenario specified by supervisors. The LCR applies to banking organizations with total consolidated assets of $250 billion or more or total consolidated on-balance sheet foreign exposures of $10 billion or more, and their subsidiary depository institutions with $10 billion or more of total consolidated assets.
A simpler, less stringent U.S. LCR requirement (Modified LCR) applies to depository institution holding companies with $50 billion or more in total consolidated assets that are not covered by the LCR. The Modified LCR requires depository institution holding companies to calculate their Modified LCR on a monthly basis beginning January 1, 2016, subject to a transition period (phased-in implementation with a minimum ratio of 90% in 2016 and 100% in 2017 and beyond). Because Ally’s total assets are less than $250 billion but greater than $50 billion, and because it has immaterial foreign exposure, Ally is expected to be subject to the requirements of the Modified LCR.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

In October 2014, the Basel Committee issued the final standard for the NSFR. The Basel Committee has targeted a 2018 effectiveness date for the NSFR. The U.S. regulatory agencies have not yet proposed their NSFR implementation requirements. We will continue to monitor the potential impacts of the Modified LCR and anticipated NSFR, and expect to meet the final requirements of each.
In October 2014, U.S. regulatory agencies adopted risk retention rules that require sponsors of asset-backed securitizations, such as Ally, to retain not less than five percent of the credit risk of the assets collateralizing asset-backed securitizations. Ally Bank has complied with the FDIC’s Safe Harbor Rule requiring it to retain five percent risk retention in retail automotive loan and lease securitizations. Ally intends to comply with the new risk retention rules for automotive asset-backed securitizations, which become effective on December 24, 2016.
Funding Strategy
Liquidity and ongoing profitability are largely dependent on the timely and cost-effective access to retail deposits and funding in different segments of the capital markets. Our funding strategy largely focuses on the development of diversified funding sources across a broad investor base to meet liquidity needs throughout different market cycles, including periods of financial distress. These funding sources include capital market based unsecured debt, unsecured retail term notes, public and private asset-backed securitizations, committed credit facilities, brokered deposits, and retail deposits. We also supplement these sources with a modest amount of short-term borrowings, including Demand Notes, and repurchase arrangements. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source, and results in a more cost-effective funding strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and maturity profiles. In addition, we further distinguish our funding strategy between Ally Bank funding and parent company (nonbank) funding.
We diversify Ally Bank's overall funding in order to reduce reliance on any one source of funding and to achieve a well-balanced funding portfolio across a spectrum of risk, duration, and cost of funds characteristics. We have been focused on optimizing our funding sources, in particular at Ally Bank by growing retail deposits, expanding public and private securitization programs, maintaining a prudent maturity profile of our brokered deposit portfolio, utilizing repurchase agreements, and continuing to access funds from the Federal Home Loan Banks.
Since 2009, a significant portion of asset originations in the United States have been directed to Ally Bank in order to reduce parent company exposures and funding requirements, and to utilize our growing consumer deposit-taking capabilities. This has allowed us to use bank funding for a wider array of our automotive finance assets and to provide a sustainable long-term funding channel for the business, while also improving the cost of funds for the enterprise.
Ally Bank
Ally Bank gathers retail deposits directly from customers through direct banking via the internet, telephone, mobile, and mail channels. These retail deposits provide our Automotive Finance, Mortgage, and Corporate Finance operations with a stable and low-cost funding source. At December 31, 2014, Ally Bank had $57.9 billion of total external deposits, including $48.0 billion of retail deposits.
At December 31, 2014, Ally Bank maintained cash liquidity of $2.3 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $5.8 billion. In addition, at December 31, 2014, Ally Bank had unused capacity in committed secured funding facilities of $250 million. Our ability to access unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges. To optimize cash between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to a five day notice period. Ally Bank had total available liquidity of $7.8 billion at December 31, 2014, excluding the intercompany loan of $625 million.
Optimizing bank funding continues to be a key part of our long-term liquidity strategy. We have made significant progress in migrating asset originations to Ally Bank and growing our retail deposit base since becoming a BHC in December 2008. Effective May 1, 2014, assets of $1.5 billion from our Corporate Finance operations were contributed to Ally Bank, allowing this business to have a more competitive source of funding. Retail deposit growth is a key driver of further reductions to funding costs and capital markets reliance. We believe deposits provide a stable, low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through both direct and indirect marketing channels. Current retail product offerings consist of a variety of products including CDs, savings accounts, money market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries. During 2014, the deposit base at Ally Bank grew $5.0 billion, ending the year at $57.9 billion from $52.9 billion at December 31, 2013. The growth in deposits has been primarily attributable to our retail deposit portfolio, particularly within our savings and money market accounts. Strong retention rates continue to materially contribute to our growth in retail deposits. Refer to Note 14 to the Consolidated Financial Statements for a summary of deposit funding by type.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table shows Ally Bank's number of accounts and deposit balances by type as of the end of each quarter since 2013.

($ in millions)	4th Quarter 2014	3rd Quarter 2014	2nd Quarter 2014	1st Quarter 2014	4th Quarter 2013	3rd Quarter 2013	2nd Quarter 2013	1st Quarter 2013
Number of retail accounts	1,731,105	1,698,585	1,641,327	1,589,441	1,509,354	1,451,026	1,389,577	1,334,483
Deposits
Retail	$47,954	$46,718	$45,934	$45,193	$43,172	$41,691	$39,859	$38,770
Brokered	9,885	9,692	9,684	9,683	9,678	9,724	9,552	9,877
Other (a)	64	73	75	70	60	66	72	844
Total deposits	$57,903	$56,483	$55,693	$54,946	$52,910	$51,481	$49,483	$49,491

(a)	Other deposits include mortgage escrow and other deposits (excluding intercompany deposits).
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During 2014, Ally Bank completed eleven term securitization transactions backed by dealer floorplan and automotive loans and lease notes that raised $11.6 billion, including two off-balance sheet securitizations totaling $2.6 billion. Securitization has proven to be a reliable and cost-effective funding source. Additionally, for retail automotive loans and lease notes, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset, creating an effective tool for managing interest rate and liquidity risk. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining secured facility funding. At December 31, 2014, Ally Bank had exclusive access to a $3.5 billion syndicated facility that can fund automotive retail and dealer floorplan loans, as well as leases. In March 2014, this facility was increased and renewed by a syndicate of nineteen lenders and extended until June 2015. At December 31, 2014, the amount outstanding under this facility was $3.3 billion. Our ability to access the unused capacity in the secured facility depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges.
Ally Bank also has access to funding through advances with the FHLB of Pittsburgh. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans. As of December 31, 2014, Ally Bank had pledged $10.7 billion of assets and investment securities to the FHLB resulting in $6.5 billion in total funding capacity with $5.8 billion of debt outstanding.
In addition, Ally Bank has access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The financial instruments sold in repurchase agreements typically include U.S. government and federal agency, and investment-grade sovereign obligations. As of December 31, 2014, Ally Bank had $774 million of debt outstanding under repurchase agreements.
Additionally, Ally Bank has access to the Federal Reserve Bank Discount Window and can borrow funds to meet short-term liquidity demands. However, the Federal Reserve Bank is not a primary source of funding for day to day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. Ally Bank has assets pledged and restricted as collateral to the Federal Reserve Bank totaling $3.2 billion. Ally Bank had no debt outstanding with the Federal Reserve as of December 31, 2014.
Parent Company (Nonbank) Funding
At December 31, 2014, the parent company maintained liquid cash and equivalents in the amount of $2.7 billion as well as unencumbered highly liquid U.S. federal government and U.S. agency securities of $2.1 billion that can be used to obtain funding through repurchase agreements with third parties or outright sales. At December 31, 2014, the parent company had no debt outstanding under repurchase agreements. In addition, at December 31, 2014, the parent company had available liquidity from unused capacity in committed credit facilities of $3.4 billion. Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. The parent company's ability to access unused capacity in secured facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. Funding sources at the parent company generally consist of long-term unsecured debt, unsecured retail term notes, committed credit facilities, asset-backed securitizations, and a modest amount of short-term borrowings. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to a five day notice period. The parent company had total available liquidity of $8.8 billion at December 31, 2014, which included the intercompany loan of $625 million.
During 2014, we completed several transactions through the unsecured debt capital markets totaling nearly $3.1 billion. In October, Ally Financial Inc. completed a tender offer to buy back $750 million of its long-dated high-coupon debt. We recorded a loss of $156 million on extinguishment of debt in 2014 related to this transaction. We expect to continue accessing the the unsecured debt capital markets as well as pursuing tender offers on high-cost debt on an opportunistic basis.
In addition, we have short-term and long-term unsecured debt outstanding from retail term note programs. These programs generally consist of callable fixed-rate instruments with fixed-maturity dates. There were $335 million and $1.8 billion of retail term notes outstanding at December 31, 2014, and December 31, 2013, respectively. The decline is due to the redemption of $1.6 billion high-coupon callable retail notes in the first quarter of 2014, as part of a liability management strategy to continue to improve Ally's cost of funds.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

We also obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.3 billion at December 31, 2014, compared to $3.2 billion at December 31, 2013. Refer to Note 15 and Note 16 to the Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.
Secured funding continues to be a significant source of financing at the parent company. The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At December 31, 2014, $17.2 billion of our $18.5 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of December 31, 2014, we had $13.4 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. The parent company's largest facility is an $8.0 billion revolving syndicated credit facility secured by automotive receivables. In March 2014, we reduced and renewed this facility until March 2016. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At December 31, 2014, there was $7.8 billion outstanding under this facility. In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets.
During 2014, the parent company raised $2.7 billion through three public securitization transactions comprised of nonprime retail automotive loan collateral.
At December 31, 2014, the parent company maintained exclusive access to $18.5 billion of committed secured credit facilities with outstanding debt of $15.0 billion.
Recent Funding Developments
During 2014, we accessed the public and private markets to execute secured funding transactions, unsecured funding transactions, and funding facility renewals totaling $35.7 billion. Key funding highlights from January 1, 2014 to date were as follows:

•
Ally Financial Inc. renewed, increased, and/or extended $17.7 billion in U.S. credit facilities. The automotive credit facility renewal amount includes the March 2014 refinancing of $11.5 billion in credit facilities at both the parent company and Ally Bank with a syndicate of nineteen lenders. The $11.5 billion capacity is secured by retail, lease, and dealer floorplan automotive assets and is allocated to two separate facilities; one is an $8.0 billion facility maturing in March 2016, which is available to the parent company, while the other is a $3.5 billion facility available to Ally Bank maturing in June 2015.

•	Ally Financial Inc. restructured two amortizing private U.S. credit facilities to enhance the efficiency of the transactions and provide $744 million of additional funding.

•
Ally Financial Inc. continued to access the public asset-backed securitization markets completing fourteen U.S. transactions that raised $14.3 billion, with $11.6 billion and $2.7 billion raised by Ally Bank and the parent company, respectively.

•	Ally Financial Inc. accessed the unsecured debt capital markets during 2014 and raised $3.1 billion.

•	Ally Financial Inc. called $2.2 billion of high coupon, callable debt in 2014.

•	Ally Financial Inc. completed a tender offer to buy back $750 million of its long-dated high-coupon debt in 2014.

•	In January 2015, Ally Financial Inc. issued a public nonprime securitization. The transaction raised $1.3 billion in funding.

•	In February 2015, Ally Bank raised $625 million through two public securitizations backed by dealer floorplan automotive assets.

•	In February 2015, Ally Financial Inc. accessed the unsecured debt capital markets and raised $1,250 million.

•	In February 2015, Ally Financial Inc. announced a tender offer to buy back $950 million of its long-dated high-coupon debt.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Funding Sources
The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.

December 31, ($ in millions)	Bank	Nonbank	Total	%
2014
Secured financings	$27,135	$20,732	$47,867	36
Institutional term debt	—	21,628	21,628	17
Retail debt programs (a)	—	3,673	3,673	3
Total debt (b)	27,135	46,033	73,168	56
Deposits (c)	57,903	319	58,222	44
Total on-balance sheet funding	$85,038	$46,352	$131,390	100
2013
Secured financings	$27,818	$19,776	$47,594	36
Institutional term debt	—	24,936	24,936	19
Retail debt programs (a)	—	5,035	5,035	4
Total debt (b)	27,818	49,747	77,565	59
Deposits (c)	52,910	440	53,350	41
Total on-balance sheet funding	$80,728	$50,187	$130,915	100

(a)	Includes $335 million and $1.8 billion of Retail Term Notes at December 31, 2014 and December 31, 2013, respectively.

(b)	Excludes fair value adjustment as described in Note 25 to the Consolidated Financial Statements.

(c)	Bank deposits include retail, brokered, mortgage escrow, and other deposits. Nonbank deposits include dealer deposits. Intercompany deposits are not included.
As a result of our funding strategy to shift originations to Ally Bank and grow the retail deposit base, the proportion of funding provided by retail deposits and Ally Bank has increased in 2014 from 2013 levels. Refer to Note 16 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at December 31, 2014.
Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
December 31, ($ in millions)	2014	2013	2014	2013	2014	2013
Bank funding
Secured	$3,250	$2,750	$250	$250	$3,500	$3,000
Parent funding
Secured (b)	15,030	15,159	3,425	6,497	18,455	21,656
Total committed facilities	$18,280	$17,909	$3,675	$6,747	$21,955	$24,656

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Includes the secured facility of Corporate Finance at December 31, 2013.
Cash Flows
Net cash provided by operating activities was $3.4 billion for the year ended December 31, 2014, compared to $2.5 billion for the year ended December 31, 2013. The increase was primarily due to lower cash outflow to settle derivatives and higher levels of operating income. The increase was partially offset by a net decrease in cash flows related to activity within our mortgage and automotive loans held-for-sale portfolios.
Net cash used in investing activities was $3.2 billion for the year ended December 31, 2014, compared to $3.5 billion for the same period in 2013. The decrease was primarily due to a $4.7 billion increase in net cash provided by sales, maturities, and repayments of available-for-sale securities, net of purchases, and a $2.2 billion increase in net cash inflows from operating lease activity, primarily due to an increase in cash received from lease disposals, as well as a $1.7 billion net increase in restricted cash. The increase was partially offset by a $7.4 billion decrease in cash proceeds from the sale of international businesses and a decrease of $911 million from the sale of MSRs, both of which occurred in 2013.
Net cash used in financing activities for the year ended December 31, 2014 totaled $145 million, compared to $3.1 billion for the same period in 2013. The decrease was primarily due to a $5.9 billion cash outflow to redeem mandatorily convertible preferred stock held by Treasury during 2013. In addition, cash used to repay long-term debt exceeded cash generated from long-term debt issuances by $3.3 billion

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

for the year ended December 31, 2014, which was lower than for the year ended December 31, 2013, where cash used to repay debt exceeded cash from long-term debt issuances by $4.6 billion.
Capital Planning and Stress Tests
As a BHC with $50 billion or more of consolidated assets, Ally is required to conduct periodic internal stress tests, is subject to an annual supervisory stress test conducted by the FRB, and must submit an annual capital plan to the FRB. In October 2014, the FRB issued instructions and scenarios for the 2015 capital planning and stress test processes.
Ally’s capital plan must include a description of all planned capital actions over a nine-quarter planning horizon. The capital plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5%, and serve as a source of strength to Ally Bank. The FRB must approve Ally's capital plan before Ally may take any capital action. Even with an approved capital plan, Ally must seek the approval of the FRB before making a capital distribution if, among other factors, Ally would not meet its regulatory capital requirements after making the proposed capital distribution. Ally expects that, on March 11, 2015, the FRB will either object or provide a notice of non-objection to Ally’s 2015 capital plan, which was submitted to the FRB on January 5, 2015 with planned capital actions.
On January 5, 2015, Ally submitted the results of its semi-annual stress test to the FRB and must publicly disclose summary results of the stress test under the most severe scenario in March 2015 in accordance with regulatory requirements. In addition, Ally Bank submitted the results of its annual company-run stress test to the FDIC on January 5, 2015. Ally Bank must also conduct a stress test under the severely adverse economic scenario, and summary results of this test must be publicly disclosed.
On October 17, 2014, the FRB issued a final rule that modifies the capital plan rule and stress testing requirements. Among other things, beginning in 2016, bank holding companies must submit their capital plans and stress testing results to the FRB on or before April 5 of each year.
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

Rating agency	Short-term	Senior debt	Outlook	Date of last action
Fitch	B	BB+	Stable	April 1, 2014 (a)
Moody’s	Not Prime	B1	Positive	July 14, 2014 (b)
S&P	B	BB+	Stable	December 12, 2014 (c)
DBRS	R-4	BB	Positive	September 17, 2014 (d)

(a)	Fitch upgraded our senior debt rating to BB+ from BB and affirmed our short term rating of B on April 1, 2014.

(b)
Moody's affirmed our corporate family rating of Ba3, senior debt rating of B1, and short-term rating of Not Prime and changed the outlook to Positive on July 14, 2014. Effective December 1, 2014, we determined to not renew our contractual arrangement with Moody's related to their providing of our corporate family, senior debt, and short-term ratings. Notwithstanding this, Moody's has determined to continue to provide these ratings on a discretionary basis. However, Moody's has no obligation to continue to provide these ratings, and could cease doing so at any time.

(c)	Standard & Poor's upgraded our senior debt rating to BB+ from BB and affirmed our short term rating of B on December 12, 2014.

(d)	DBRS confirmed our senior debt rating of BB, confirmed our short term rating of R-4, and changed the trend on Ally's senior debt to Positive on September 17, 2014.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Off-balance Sheet Arrangements
Refer to Note 10 to the Consolidated Financial Statements.
Securitization
We are involved in several types of securitization and financing transactions that allow us to diversify funding sources by converting assets into cash earlier than what would have occurred in the normal course of business. Securitized assets include consumer and commercial automotive loans, operating leases, and commercial loans. Information regarding our securitization activities is further described in Note 10 to the Consolidated Financial Statements.
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
These securitization entities are separate legal entities that assume the risks and rewards of ownership of the receivables they hold. The assets of the securitization entities are not available to satisfy our claims or those of our creditors. In addition, the trusts do not invest in our equity or in the equity of any of our affiliates. Our economic exposure related to the securitization trusts is generally limited to cash reserves, retained interests, and customary representation and warranty provisions described in Note 10 to the Consolidated Financial Statements. The trusts have a limited life and generally terminate upon final distribution of amounts owed to investors or upon exercise of a cleanup call option by us, as servicer, when the costs of servicing the contracts becomes burdensome.
Certain of these securitization transactions meet the criteria to be accounted for as off-balance sheet arrangements if we either do not hold a potentially significant economic interest or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Certain of our securitization transactions do not meet the required criteria to be accounted for as off-balance sheet arrangements; therefore, they are accounted for as secured financings. As secured financings, the underlying automotive finance retail contracts, wholesale loans, automotive leases, or commercial loans remain on our Consolidated Balance Sheet with the corresponding obligation (consisting of the beneficial interests issued by the securitization entity) reflected as debt. We recognize interest income on the finance receivables, automotive leases and loans, and interest expense on the beneficial interests issued by the securitization entity; and we provide for loan losses on the finance receivables and loans as incurred or adjust to fair value for fair value-elected loans. At December 31, 2014 and 2013, $69.2 billion and $72.0 billion of our total assets, respectively, were related to secured financings. Refer to Note 16 to the Consolidated Financial Statements for further discussion.
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
In October 2014, U.S. regulatory agencies adopted risk retention rules that require sponsors of asset-backed securitizations, such as Ally, to retain not less than five percent of the credit risk of the assets collateralizing asset-backed securitizations. Ally Bank has complied with the FDIC’s Safe Harbor Rule requiring it to retain five percent risk retention in retail automotive loan and lease securitizations. Ally Financial intends to comply with the new risk retention rules for automotive asset-backed securitizations, which become effective on December 24, 2016.
Guarantees
Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. Our guarantees include standby letters of credit and certain contract provisions associated with securitizations and sales. Refer to Note 29 to the Consolidated Financial Statements for more information regarding our outstanding guarantees to third parties.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Aggregate Contractual Obligations
The following table provides aggregated information about our outstanding contractual obligations disclosed elsewhere in our Consolidated Financial Statements.

December 31, 2014 ($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractually obligated payments due by period
Long-term debt
Total (a)	$67,521	$17,496	$29,134	$9,691	$11,200
Scheduled interest payments for fixed-rate long-term debt	24,477	2,016	3,248	2,624	16,589
Estimated interest payments for variable-rate long-term debt (b)	542	196	257	76	13
Estimated net payments under interest rate swap agreements (b)	21	—	—	21	—
Lease commitments	156	43	56	31	26
Purchase obligations	69	38	31	—	—
Bank certificates of deposit	31,070	17,143	12,349	1,578	—
Total contractually obligated payments due by period	$123,856	$36,932	$45,075	$14,021	$27,828
Total other commitments by expiration period
Lending commitments	$1,831	$543	$317	$551	$420

(a)
Total long-term debt amount reflects the remaining principal obligation and excludes original issue discount of $1.4 billion and fair value adjustments of $452 million related to fixed-rate debt designated as a hedged item.

(b)
Estimate utilized a forecasted variable interest model, when available, or the applicable variable interest rate as of the most recent reset date prior to December 31, 2014. For additional information on derivative instruments and hedging activities, refer to Note 22.

The foregoing table does not include our reserves for insurance losses and loss adjustment expenses, which total $208 million at December 31, 2014. While payments due on insurance losses are considered contractual obligations because they related to insurance policies issued by us, the ultimate amount to be paid and the timing of payment for an insurance loss is an estimate subject to significant uncertainty. Furthermore, the timing on payment is also uncertain; however, the majority of the balance is expected to be paid out in less than five years.
The following provides a description of the items summarized in the preceding table of contractual obligations.
Long-term Debt
Amounts represent the scheduled maturity of long-term debt at December 31, 2014, assuming that no early redemptions occur. The maturity of secured debt may vary based on the payment activity of the related secured assets. The amounts presented are before the effect of any unamortized discount or fair value adjustment. Refer to Note 16 to the Consolidated Financial Statements for additional information on our debt obligations.
Derivatives
We primarily use interest rate swaps to manage interest rate risk associated with our secured and unsecured long term debt portfolio. These derivatives are recorded on the balance sheet at fair value. For additional information on derivatives, refer to Note 22 to the Consolidated Financial Statements.
Lease Commitments
We have obligations under various operating lease arrangements (primarily for real property) with noncancelable lease terms that expire after December 31, 2014. Refer to Note 29 to the Consolidated Financial Statements for additional information.
Purchase Obligations
We enter into multiple contractual arrangements for various services. The arrangements represent fixed payment obligations under our most significant contracts and primarily relate to contracts with information technology providers. Refer to Note 29 to the Consolidated Financial Statements for additional information.
Bank Certificates of Deposit
Refer to Note 14 to the Consolidated Financial Statements for additional information.
Lending Commitments
We have outstanding lending commitments with customers. The amounts presented represent the unused portion of those commitments at December 31, 2014. Refer to Note 29 to the Consolidated Financial Statements for additional information.

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
Allowance for Loan Losses
We maintain an allowance for loan losses (the allowance) to absorb probable loan credit losses inherent in the held-for-investment portfolio, excluding those loans measured at fair value in accordance with applicable accounting standards. The allowance is maintained at a level that management considers to be adequate based upon ongoing quarterly assessments and evaluations of collectability and historical loss experience in our lending portfolio. The allowance is management's estimate of incurred losses in our lending portfolio and involves significant judgment. Management performs quarterly analyses of these portfolios to determine if impairment has occurred and to assess the adequacy of the allowance based on historical and current trends and other factors affecting credit losses. Additions to the allowance are charged to current period earnings through the provision for loan losses; amounts determined to be uncollectible are charged directly against the allowance, while amounts recovered on previously charged-off accounts increase the allowance. Determining the appropriateness of the allowance requires management to exercise significant judgment about matters that are inherently uncertain, including the timing, frequency, and severity of credit losses that could materially affect the provision for loan losses and, therefore, net income. The methodology for determining the amount of the allowance differs between the consumer automotive, consumer mortgage, and commercial portfolio segments. For additional information regarding our portfolio segments and classes, refer to Note 8 to the Consolidated Financial Statements. While we attribute portions of the allowance across our lending portfolios, the entire allowance is available to absorb probable loan losses inherent in our total lending portfolio.
The consumer portfolio segments consist of smaller-balance, homogeneous loans. Excluding certain loans that are identified as individually impaired, the allowance for each consumer portfolio segment (automotive and mortgage) is evaluated collectively. The allowance is based on aggregated portfolio segment evaluations that begin with estimates of incurred losses in each portfolio segment based on various statistical analyses. We leverage proprietary statistical models based on recent loss trends to develop a systematic incurred loss reserve. These statistical loss forecasting models are utilized to estimate incurred losses and consider several credit quality indicators including, but not limited to, historical loss experience, estimated foreclosures or defaults based on observable trends, and general economic and business trends. Management believes these factors are relevant to estimate incurred losses and are updated on a quarterly basis in order to incorporate information reflective of the current economic environment, as changes in these assumptions could have a significant impact. In order to develop our best estimate of probable incurred losses inherent in the loan portfolio, management reviews and analyzes the output from the models and may adjust the reserves to take into consideration environmental, qualitative and other factors that may not be captured in the models. These adjustments are documented and reviewed through our risk management processes. Management reviews, updates, and validates its systematic process and loss assumptions on a periodic basis. This process involves an analysis of loss information, such as a review of loss and credit trends, a retrospective evaluation of actual loss information to loss forecasts, and other analyses.
The commercial portfolio segment is primarily composed of larger-balance, nonhomogeneous exposures within our Automotive Finance operations and Corporate Finance. These loans are primarily evaluated individually and are risk-rated based on borrower, collateral, and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current information and events. Management establishes specific allowances for commercial loans determined to be individually impaired based on the present value of expected future cash flows, discounted at the loans' effective interest rate, observable market price or the fair value of collateral, whichever is determined to be the most appropriate. Estimated costs to sell the collateral on a discounted basis are included in the impairment measurement, when appropriate. In addition to the specific allowances for impaired loans, loans that are not identified as individually impaired are grouped into pools based on similar risk characteristics and collectively evaluated. These allowances are based on historical loss experience, concentrations, current economic conditions, and performance trends within specific geographic locations. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

manufacturer is unable to fully honor its obligations, our ultimate loan losses could be higher. To the extent that actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce earnings.
Valuation of Automotive Lease Assets and Residuals
We have significant investments in vehicles in our operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. At contract inception, we determine the projected residual value based on an internal evaluation of the expected future value. This evaluation is based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third party, independent data for reasonableness. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus a finance charge. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of lease assets.
To account for residual risk, we depreciate automotive operating lease assets to estimated realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Periodically, we revise the projected value of the lease vehicle at termination based on current market conditions, and other relevant data points, and adjust depreciation expense appropriately over the remaining term of the lease. Impairment of the operating lease asset is assessed upon the occurrence of a triggering event. Triggering events are systemic, observed events impacting the used car market such as shocks to oil and gas prices that may indicate impairment of the operating lease asset. Impairment is determined to exist if the expected undiscounted cash flows generated from the operating lease assets are less than the carrying value of the operating lease assets. If the operating lease assets are impaired, they are written down to their fair value as estimated by discounted cash flows. There were no such impairment charges in 2014, 2013, or 2012.
Our depreciation methodology for operating lease assets considers management's expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used vehicle values. The critical assumptions underlying the estimated carrying value of automotive lease assets include: (1) estimated market value information obtained and used by management in estimating residual values, (2) proper identification and estimation of business conditions, (3) our remarketing abilities, and (4) automotive manufacturer vehicle and marketing programs. Changes in these assumptions could have a significant impact on the value of the lease residuals. Expected residual values include estimates of payments from automotive manufacturers related to residual support and risk-sharing agreements, if any. To the extent an automotive manufacturer is not able to fully honor its obligation relative to these agreements, our depreciation expense would be negatively impacted.
Fair Value of Financial Instruments
We use fair value measurements to record fair value adjustments to certain instruments and to determine fair value disclosures. Refer to Note 25 to the Consolidated Financial Statements for a description of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. We follow the fair value hierarchy set forth in Note 25 to the Consolidated Financial Statements in order to prioritize the inputs utilized to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Legal and Regulatory Reserves
Our legal and regulatory reserves reflect management's best estimate of probable losses on legal and regulatory matters. As a legal or regulatory matter develops, management, in conjunction with internal and external counsel handling the matter, evaluates on an ongoing basis whether the matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency related to a legal or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make the loss contingency both probable and estimable. When the loss contingency related to a legal or regulatory matter is deemed to be both probable and estimable, we will establish a liability with respect to the loss contingency and record a corresponding expense amount. To estimate the probable loss, we evaluate the individual facts and circumstances of the case including information learned through the discovery process, rulings on dispositive motions, settlement discussions, our prior history with similar matters and other rulings by courts, arbitrators or others. The reserves are continuously monitored and updated to reflect the most recent information related to each matter.
Additionally, in matters for which a loss event is not deemed probable, but rather reasonably possible to occur, we would attempt to estimate a loss or range of loss related to that event, if possible. For these matters, we do not record a liability. However, if we are able to estimate a loss or range of loss, we would disclose this loss, if it is material to our financial statements. To estimate a range of probable or reasonably possible loss, we evaluate each individual case in the manner described above. We do not accrue for or disclose matters for which a loss event is deemed remote.
For details regarding the nature of all material contingencies, refer to Note 30 to the Consolidated Financial Statements.
Determination of Provision for Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. We are subject to income taxes predominantly in the United States. Significant judgments and estimates are required in determining consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent results of operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).
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
Net Interest Margin Table
The following table presents an analysis of net yield on interest-earning assets (or net interest margin) excluding discontinued operations for the periods shown.

	2014			2013			2012
Year ended December 31, ($ in millions)	Average balance (a)	Interest income/Interest expense	Yield/rate	Average balance (a)	Interest income/Interest expense	Yield/rate	Average balance (a)	Interest income/Interest expense	Yield/rate
Assets
Interest-bearing cash and cash equivalents	$4,328	$8	0.18%	$6,412	$10	0.16%	$10,610	$24	0.23%
Trading assets	—	—	—	—	—	—	261	10	3.83
Investment securities (b)	15,729	347	2.21	15,195	300	1.97	12,336	262	2.12
Loans held-for-sale, net	16	1	6.25	600	20	3.33	2,759	98	3.55
Finance receivables and loans, net (c) (d) (e)	100,148	4,457	4.45	97,467	4,529	4.65	95,311	4,539	4.76
Investment in operating leases, net (f)	18,789	1,325	7.05	16,028	1,214	7.57	11,185	980	8.76
Total interest-earning assets	139,010	6,138	4.42	135,702	6,073	4.48	132,462	5,913	4.46
Noninterest-bearing cash and cash equivalents	1,610			1,628			1,794
Other assets (g)	10,892			20,298			50,719
Allowance for loan losses	(1,173)			(1,192)			(1,234)
Total assets	$150,339			$156,436			$183,741
Liabilities
Interest-bearing deposit liabilities	$55,858	$664	1.19%	$50,188	$654	1.30%	$42,478	$645	1.52%
Short-term borrowings	6,308	52	0.82	4,858	63	1.30	3,852	71	1.84
Long-term debt (e) (h) (i)	68,078	2,067	3.04	66,634	2,602	3.90	77,057	3,336	4.33
Total interest-bearing liabilities (h) (j)	130,244	2,783	2.14	121,680	3,319	2.73	123,387	4,052	3.28
Noninterest-bearing deposit liabilities	69			536			2,261
Total funding sources (h) (k)	130,313	2,783	2.14	122,216	3,319	2.72	125,648	4,052	3.22
Other liabilities (l)	5,231			15,448			39,173
Total liabilities	135,544			137,664			164,821
Total equity	14,795			18,772			18,920
Total liabilities and equity	$150,339			$156,436			$183,741
Net financing revenue		$3,355			$2,754			$1,861
Net interest spread (m)			2.28%			1.75%			1.18%
Net interest spread excluding original issue discount (m)			2.44%			1.99%			1.49%
Net interest spread excluding original issue discount and including noninterest-bearing deposit liabilities (m)			2.44%			2.00%			1.55%
Net yield on interest-earning assets (n)			2.41%			2.03%			1.40%
Net yield on interest-earning assets excluding original issue discount (n)			2.54%			2.21%			1.66%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Excludes equity investments with an average balance of $865 million, $995 million, and $1,076 million at December 31, 2014, 2013, and 2012, respectively, and related income on equity investments of $20 million, $25 million, and $30 million during the years ended December 31, 2014, 2013, and 2012, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements.

(d)	Includes other interest income of $1 million and $4 million at December 31, 2013, and 2012, respectively.

(e)	Includes the effects of derivative financial instruments designated as hedges.

(f)
Includes remarketing gains of $433 million, $332 million, and $116 million at December 31, 2014, 2013, and 2012, respectively. Excluding these gains, the annualized yield would be 4.75%, 5.50%, and 7.72% at December 31, 2014, 2013, and 2012, respectively.

(g)	Includes average balances of assets of discontinued operations.

(h)
Average balance includes $1,438 million, $1,660 million, and $1,927 million related to original issue discount at December 31, 2014, 2013, and 2012, respectively. Interest expense includes original issue discount amortization of $173 million, $249 million, and $336 million during the years ended December 31, 2014, 2013, and 2012, respectively.

(i)	Excluding original issue discount, the rate on long-term debt was 2.72%, 3.45%, and 3.80% at December 31, 2014, 2013, and 2012, respectively.

(j)	Excluding original issue discount, the rate on total interest-bearing liabilities was 1.98%, 2.49%, and 2.97% at December 31, 2014, 2013, and 2012, respectively.

(k)	Excluding original issue discount, the rate on total funding sources was 1.98%, 2.48%, and 2.91% at December 31, 2014, 2013, and 2012, respectively.

(l)	Includes average balances of liabilities of discontinued operations.

(m)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(n)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents an analysis of the changes in net financing revenue, volume and rate.

	2014 vs 2013 Decrease (Increase) due to (a)			2013 vs 2012 Decrease (Increase) due to (a)
Year ended December 31, ($ in millions)	Volume	Yield/rate	Total	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$(4)	$2	$(2)	$(8)	$(6)	$(14)
Trading assets	—	—	—	(5)	(5)	(10)
Investment securities	11	36	47	57	(19)	38
Loans held-for-sale, net	(29)	10	(19)	(72)	(6)	(78)
Finance receivables and loans, net	122	(194)	(72)	101	(111)	(10)
Investment in operating leases, net	199	(88)	111	381	(147)	234
Total interest-earning assets	$299	$(234)	$65	$454	$(294)	$160
Liabilities
Interest-bearing deposit liabilities	$70	$(60)	$10	$107	$(98)	$9
Short-term borrowings	16	(27)	(11)	16	(24)	(8)
Long-term debt	56	(591)	(535)	(425)	(309)	(734)
Total interest-bearing liabilities	$142	$(678)	$(536)	$(302)	$(431)	$(733)
Net financing revenue	$157	$444	$601	$756	$137	$893

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Outstanding Finance Receivables and Loans
The following table presents the composition of our on-balance sheet finance receivables and loans.

December 31, ($ in millions)	2014	2013	2012	2011	2010
Consumer
Consumer automotive	$56,570	$56,417	$53,715	$63,459	$51,254
Consumer mortgage	7,474	8,444	9,821	10,828	11,763
Total consumer	64,044	64,861	63,536	74,287	63,017
Commercial
Commercial and industrial
Automotive (a)	30,871	30,948	30,270	34,817	33,342
Mortgage	—	—	—	1,911	1,581
Other	1,882	1,664	2,697	1,241	2,107
Commercial real estate
Automotive	3,151	2,855	2,552	2,485	2,287
Mortgage	—	—	—	14	79
Total commercial loans	35,904	35,467	35,519	40,468	39,396
Total finance receivables and loans (b)	$99,948	$100,328	$99,055	$114,755	$102,413
Loans held-for-sale	$2,003	$35	$2,576	$8,557	$11,411

(a)	Includes notes receivable from GM of $529 million and $484 million at December 31, 2011 and December 31 2010, respectively.

(b)	Includes historical cost, fair value, and repurchased loans.
Nonperforming Assets
The following table summarizes the nonperforming assets in our on-balance sheet portfolio.

December 31, ($ in millions)	2014	2013	2012	2011	2010
Consumer
Consumer automotive	$386	$329	$260	$228	$207
Consumer mortgage	177	192	382	549	821
Total consumer (a)	563	521	642	777	1,028
Commercial
Commercial and industrial
Automotive	32	116	146	223	296
Mortgage	—	—	—	—	40
Other	46	74	33	37	134
Commercial real estate
Automotive	4	14	37	67	199
Mortgage	—	—	—	12	71
Total commercial (b)	82	204	216	339	740
Total nonperforming finance receivables and loans	645	725	858	1,116	1,768
Foreclosed properties	10	10	8	82	150
Repossessed assets (c)	90	101	62	56	47
Total nonperforming assets	$745	$836	$928	$1,254	$1,965
Loans held-for-sale (d)	$8	$9	$25	$2,820	$3,273

(a)
Interest revenue that would have been accrued on total consumer finance receivables and loans at original contractual rates was $49 million during the year ended December 31, 2014. Interest income recorded for these loans was $17 million during the year ended December 31, 2014.

(b)
Interest revenue that would have been accrued on total commercial finance receivables and loans at original contractual rates was $9 million during the year ended December 31, 2014. Interest income recorded for these loans was $5 million during the year ended December 31, 2014.

(c)	Repossessed assets exclude $7 million, $7 million, $3 million, $3 million, and $14 million of repossessed operating lease assets at December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

(d)
Interest revenue that would have been accrued on total loans held-for-sale at original contractual rates was $22 million during the year ended December 31, 2014. Interest income recorded for these loans was $20 million during the year ended December 31, 2014.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Accruing Finance Receivables and Loans Past Due 90 Days or More
The following table presents our on-balance sheet accruing loans past due 90 days or more as to principal and interest.

December 31, ($ in millions)	2014	2013	2012	2011	2010
Consumer
Consumer automotive	$—	$—	$—	$3	$5
Consumer mortgage	—	1	1	1	1
Total consumer	—	1	1	4	6
Commercial
Commercial and industrial
Automotive	—	—	—	—	—
Mortgage	—	—	—	—	—
Other	—	—	—	—	—
Commercial real estate
Automotive	—	—	—	—	—
Mortgage	—	—	—	—	—
Total commercial	—	—	—	—	—
Total accruing finance receivables and loans past due 90 days or more	$—	$1	$1	$4	$6
Loans held-for-sale	$—	$—	$—	$73	$25
Allowance for Loan Losses
The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	2014	2013	2012	2011	2010
Balance at January 1,	$1,208	$1,170	$1,503	$1,873	$2,445
Cumulative effect of change in accounting principles (a)	—	—	—	—	222
Charge-offs	(776)	(737)	(776)	(880)	(1,646)
Total charge-offs	(776)	(737)	(776)	(880)	(1,646)
Recoveries	239	265	302	327	448
Net charge-offs	(537)	(472)	(474)	(553)	(1,198)
Provision for loan losses	457	501	329	161	361
Other (b)	(151)	9	(188)	22	43
Balance at December 31,	$977	$1,208	$1,170	$1,503	$1,873

(a)	Effect of change in accounting principle due to adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.

(b)
Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale. Also includes provision for loan losses relating to discontinued operations of $65 million, $58 million, and $77 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2014		2013		2012		2011		2010
December 31, ($ in millions)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Consumer
Consumer automotive	$685	70.1	$673	55.7	$575	49.2	$766	51.0	$970	51.8
Consumer mortgage	152	15.6	389	32.2	452	38.6	516	34.3	580	30.9
Total consumer loans	837	85.7	1,062	87.9	1,027	87.8	1,282	85.3	1,550	82.7
Commercial
Commercial and industrial
Automotive	65	6.7	67	5.6	55	4.7	110	7.3	106	5.6
Mortgage	—	—	—	—	—	—	11	0.7	12	0.7
Other	42	4.2	50	4.1	48	4.1	53	3.6	136	7.3
Commercial real estate
Automotive	33	3.4	29	2.4	40	3.4	42	2.8	56	3.0
Mortgage	—	—	—	—	—	—	5	0.3	13	0.7
Total commercial loans	140	14.3	146	12.1	143	12.2	221	14.7	323	17.3
Total allowance for loan losses	$977	100.0	$1,208	100.0	$1,170	100.0	$1,503	100.0	$1,873	100.0

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Deposit Liabilities
The following table presents the average balances and interest rates paid for types of domestic deposits.

	2014		2013		2012
Year ended December 31, ($ in millions)	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate
Domestic deposits
Noninterest-bearing deposits	$69	—%	$536	—%	$2,262	—%
Interest-bearing deposits
Savings and money market checking accounts	24,296	0.82	18,223	0.83	10,953	0.88
Certificates of deposit	31,173	1.44	31,291	1.53	29,972	1.64
Dealer deposits	389	3.79	674	3.74	1,515	3.81
Total domestic deposit liabilities	$55,927	1.19%	$50,724	1.29%	$44,702	1.44%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.
The following table presents the amount of certificates of deposit in denominations of $100 thousand or more segregated by time remaining until maturity.

December 31, 2014 ($ in millions)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Certificates of deposit ($100,000 or more)	$1,940	$1,949	$3,654	$5,418	$12,961

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
Refer to the Market Risk Management section of Item 7, Management's Discussion and Analysis.

Management's Report on Internal Control over Financial Reporting
Ally Financial Inc. • Form 10-K

4Item 8.    Financial Statements and Supplementary Data
Ally management is responsible for establishing and maintaining effective internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.
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
Management conducted, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.
Based on the assessment performed, management concluded that at December 31, 2014, Ally's internal control over financial reporting was effective based on the COSO criteria.
The independent registered public accounting firm, Deloitte & Touche LLP, has audited the Consolidated Financial Statements of Ally and has issued an attestation report on our internal control over financial reporting at December 31, 2014, as stated in its report, which is included herein.

/S/ JEFFREY J. BROWN	/S/ CHRISTOPHER A. HALMY
Jeffrey J. Brown	Christopher A. Halmy
Chief Executive Officer	Chief Financial Officer
February 27, 2015	February 27, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ally Financial Inc.:
We have audited the accompanying Consolidated Balance Sheet of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Equity, and Cash Flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 27, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ally Financial Inc.:
We have audited the internal control over financial reporting of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014, of the Company and our report dated February 27, 2015, expressed an unqualified opinion on those consolidated financial statements.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 27, 2015

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2014	2013	2012
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$4,457	$4,529	$4,539
Interest on loans held-for-sale	1	20	98
Interest on trading assets	—	—	10
Interest and dividends on available-for-sale investment securities	367	325	292
Interest-bearing cash	8	10	24
Operating leases	3,558	3,209	2,379
Total financing revenue and other interest income	8,391	8,093	7,342
Interest expense
Interest on deposits	664	654	645
Interest on short-term borrowings	52	63	71
Interest on long-term debt	2,067	2,602	3,336
Total interest expense	2,783	3,319	4,052
Depreciation expense on operating lease assets	2,233	1,995	1,399
Net financing revenue	3,375	2,779	1,891
Other revenue
Servicing fees	31	126	409
Servicing asset valuation and hedge activities, net	—	(213)	(4)
Total servicing income (loss), net	31	(87)	405
Insurance premiums and service revenue earned	979	1,012	1,055
Gain on mortgage and automotive loans, net	7	55	379
Loss on extinguishment of debt	(202)	(59)	(148)
Other gain on investments, net	181	180	146
Other income, net of losses	280	383	737
Total other revenue	1,276	1,484	2,574
Total net revenue	4,651	4,263	4,465
Provision for loan losses	457	501	329
Noninterest expense
Compensation and benefits expense	947	1,019	1,106
Insurance losses and loss adjustment expenses	410	405	454
Other operating expenses	1,591	1,981	2,062
Total noninterest expense	2,948	3,405	3,622
Income from continuing operations before income tax expense	1,246	357	514
Income tax expense (benefit) from continuing operations	321	(59)	(856)
Net income from continuing operations	925	416	1,370
Income (loss) from discontinued operations, net of tax	225	(55)	(174)
Net income	$1,150	$361	$1,196
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, (in dollars)	2014	2013	2012
Basic earnings per common share
Net income (loss) from continuing operations	$1.36	$(1.51)	$1.38
Income (loss) from discontinued operations, net of tax	0.47	(0.13)	(0.42)
Net income (loss)	$1.83	$(1.64)	$0.96
Diluted earnings per common share
Net income (loss) from continuing operations	$1.36	$(1.51)	$1.38
Income (loss) from discontinued operations, net of tax	0.47	(0.13)	(0.42)
Net income (loss)	$1.83	$(1.64)	$0.96
Refer to Note 20 for additional earnings per share information. The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Comprehensive Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2014	2013	2012
Net income	$1,150	$361	$1,196
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investment securities
Net unrealized gains (losses) arising during the period	415	(159)	331
Less: Net realized gains reclassified to net income	167	186	141
Net change	248	(345)	190
Translation adjustments
Net unrealized (losses) gains arising during the period	(17)	(80)	184
Less: Net realized gains reclassified to net income	20	429	—
Net change	(37)	(509)	184
Net investment hedges
Net unrealized gains (losses) arising during the period	8	37	(169)
Less: Net realized losses reclassified to net income	—	(169)	(1)
Net change	8	206	(168)
Translation adjustments and net investment hedges, net change	(29)	(303)	16
Cash flow hedges
Net unrealized gains (losses) arising during the period	2	(1)	(4)
Less: Net realized losses reclassified to net income	—	(4)	—
Net change	2	3	(4)
Defined benefit pension plans
Net (losses) gains arising during the period	(15)	18	(36)
Less: Net losses reclassified to net income	(4)	(40)	(58)
Net change	(11)	58	22
Other comprehensive income (loss), net of tax	210	(587)	224
Comprehensive income (loss)	$1,360	$(226)	$1,420
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
Ally Financial Inc. • Form 10-K

December 31, ($ in millions)	2014	2013
Assets
Cash and cash equivalents
Noninterest-bearing	$1,348	$1,315
Interest-bearing	4,228	4,216
Total cash and cash equivalents	5,576	5,531
Investment securities	16,137	17,083
Loans held-for-sale, net of unearned income	2,003	35
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	99,948	100,328
Allowance for loan losses	(977)	(1,208)
Total finance receivables and loans, net	98,971	99,120
Investment in operating leases, net	19,510	17,680
Premiums receivable and other insurance assets	1,695	1,613
Other assets	7,302	9,589
Assets of operations held-for-sale	634	516
Total assets	$151,828	$151,167
Liabilities
Deposit liabilities
Noninterest-bearing	$64	$60
Interest-bearing	58,158	53,290
Total deposit liabilities	58,222	53,350
Short-term borrowings	7,062	8,545
Long-term debt	66,558	69,465
Interest payable	477	888
Unearned insurance premiums and service revenue	2,375	2,314
Accrued expenses and other liabilities	1,735	2,397
Total liabilities	136,429	136,959
Commitments and contingencies (refer to Note 29 and Note 30)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 480,136,039; and outstanding 480,094,891)	21,038	20,939
Preferred stock	1,255	1,255
Accumulated deficit	(6,828)	(7,710)
Accumulated other comprehensive (loss) income	(66)	(276)
Total equity	15,399	14,208
Total liabilities and equity	$151,828	$151,167
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

December 31, ($ in millions)	2014	2013
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$30,081	$32,265
Allowance for loan losses	(179)	(174)
Total finance receivables and loans, net	29,902	32,091
Investment in operating leases, net	5,595	4,620
Other assets	2,010	3,436
Total assets	$37,507	$40,147
Liabilities
Short-term borrowings	$—	$250
Long-term debt	24,343	24,147
Accrued expenses and other liabilities	173	43
Total liabilities	$24,516	$24,440
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity
Ally Financial Inc. • Form 10-K

($ in millions)	Common stock and paid-in capital	Mandatorily convertible preferred stock held by U.S. Department of Treasury	Preferred stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total equity
Balance at January 1, 2012	$19,668	$5,685	$1,255	$(7,415)	$87	$19,280
Net income				1,196		1,196
Preferred stock dividends — U.S. Department of Treasury				(535)		(535)
Preferred stock dividends				(267)		(267)
Other comprehensive income					224	224
Balance at December 31, 2012	$19,668	$5,685	$1,255	$(7,021)	$311	$19,898
Net income				361		361
Preferred stock dividends — U.S. Department of Treasury (a)				(543)		(543)
Preferred stock dividends				(267)		(267)
Other comprehensive loss					(587)	(587)
Increase in paid-in capital	1					1
Issuance of common stock	1,270					1,270
Repurchase of mandatorily convertible preferred stock held by U.S. Department of Treasury and elimination of share adjustment right		(5,685)		(240)		(5,925)
Balance at December 31, 2013	$20,939	$—	$1,255	$(7,710)	$(276)	$14,208
Net income				1,150		1,150
Preferred stock dividends				(268)		(268)
Share-based compensation	99					99
Other comprehensive income					210	210
Balance at December 31, 2014	$21,038	$—	$1,255	$(6,828)	$(66)	$15,399

(a)	Includes $8 million of preferred stock dividends paid to the U.S. Department of Treasury related to the period from November 15, 2013 through November 20, 2013.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2014	2013	2012
Operating activities
Net income	$1,150	$361	$1,196
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization, net	2,936	2,864	2,381
Changes in fair value of mortgage servicing rights	—	101	677
Provision for loan losses	457	570	405
Gain on sale of loans, net	(7)	(55)	(527)
Net gain on investment securities	(181)	(182)	(177)
Loss on extinguishment of debt	202	59	148
Originations and purchases of loans held-for-sale	—	(6,235)	(33,075)
Proceeds from sales and repayments of loans held-for-sale	62	8,696	34,073
Impairment and settlement related to Residential Capital, LLC	(150)	(600)	1,192
Loss (gain) on sale of subsidiaries, net	7	(666)	(28)
Net change in
Trading assets	—	—	595
Deferred income taxes	117	(671)	(1,491)
Interest payable	(411)	(39)	(311)
Other assets	(132)	2,592	802
Other liabilities	(400)	(3,860)	(595)
Other, net	(247)	(434)	(216)
Net cash provided by operating activities	3,403	2,501	5,049
Investing activities
Purchases of available-for-sale securities	(5,417)	(12,304)	(12,816)
Proceeds from sales of available-for-sale securities	4,260	3,627	7,662
Proceeds from maturities and repayment of available-for-sale securities	2,657	5,509	5,673
Net increase in finance receivables and loans	(5,024)	(2,479)	(11,943)
Proceeds from sales of finance receivables and loans	2,592	—	2,332
Purchases of operating lease assets	(9,884)	(9,196)	(7,444)
Disposals of operating lease assets	5,860	2,964	1,745
Sale of mortgage servicing rights	—	911	—
Proceeds from sale of business units, net (a)	47	7,444	516
Net cash effect from deconsolidation of Residential Capital, LLC	—	—	(539)
Net change in restricted cash	1,625	(70)	(1,698)
Other, net	72	51	(43)
Net cash used in investing activities	(3,212)	(3,543)	(16,555)
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2014	2013	2012
Financing activities
Net change in short-term borrowings	(1,494)	1,591	2,694
Net increase in deposits	4,873	5,375	6,653
Proceeds from issuance of long-term debt	27,170	27,312	39,401
Repayments of long-term debt	(30,426)	(31,892)	(39,909)
Proceeds from issuance of common stock	—	1,270	—
Repurchase of mandatorily convertible preferred stock held by U.S. Department of Treasury and elimination of share adjustment right	—	(5,925)	—
Dividends paid	(268)	(810)	(802)
Net cash (used in) provided by financing activities	(145)	(3,079)	8,037
Effect of exchange-rate changes on cash and cash equivalents	(1)	45	(58)
Net increase (decrease) in cash and cash equivalents	45	(4,076)	(3,527)
Adjustment for change in cash and cash equivalents of operations held-for-sale (a) (b)	—	2,094	(1,995)
Cash and cash equivalents at beginning of year	5,531	7,513	13,035
Cash and cash equivalents at end of year	$5,576	$5,531	$7,513
Supplemental disclosures
Cash paid for
Interest	$3,090	$3,827	$5,311
Income taxes	8	75	404
Noncash items
Finance receivables and loans transferred to loans held-for-sale	4,631	18	2,135
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	38	51	127

(a)	The amounts are net of cash and cash equivalents of $1.6 billion at December 31, 2013, and $147 million at December 31, 2012 of business units at the time of disposition.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (formerly GMAC Inc. and referred to herein as Ally, we, our, or us) is a leading, independent, diversified, financial services firm. Founded in 1919, we are a leading financial services company with approximately 95 years of experience providing a broad array of financial products and services, primarily to automotive dealers and their customers. We operate as a financial holding company (FHC) and a bank holding company (BHC). Our banking subsidiary, Ally Bank, is an indirect, wholly-owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (internet, telephone, mobile, and mail) banking market.
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
In the past, we have operated our international subsidiaries in a similar manner as we operate in the United States of America (U.S. or United States), subject to local laws or other circumstances that may cause us to modify our procedures accordingly. The financial statements of subsidiaries that operate outside of the United States generally are measured using the local currency as the functional currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income. Income and expense items are translated at average exchange rates prevailing during the reporting period. The majority of our international operations have ceased and are included in discontinued and held-for-sale operations.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect income and expenses during the reporting period and related disclosures. In developing the estimates and assumptions, management uses all available evidence; however, actual results could differ because of uncertainties associated with estimating the amounts, timing, and likelihood of possible outcomes.
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
Securities
Our portfolio of securities includes government securities, corporate bonds, asset-backed securities (ABS), mortgage-backed securities (MBS), interests in securitization trusts, equity securities, and other investments. Securities are classified based on management's intent. Our securities are primarily classified as available-for-sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss, on an after-tax basis. Premiums and discounts on debt securities are amortized as an adjustment to investment yield generally over the stated maturity of the security. For ABS and MBS, amortization is adjusted for expected prepayments. We employ a methodology that considers available evidence in evaluating potential other-than-temporary impairment of our investments classified as available-for-sale. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value. We also evaluate the financial health of and business outlook for the issuer, the performance of the underlying assets for interests in securitized assets, and our intent and ability to hold the investment.
Once a decline in fair value of a debt security is determined to be other-than-temporary, an impairment charge for the credit component is recorded to other gain (loss) on investments, net, in our Consolidated Statement of Income, and a new cost basis in the investment is established. Noncredit component losses of a debt security are recorded in other comprehensive income (loss) when we do not intend to sell the security or it is not more likely than not that we will have to sell the security prior to the security's anticipated recovery. Unrealized losses that we have determined to be other-than-temporary on equity securities are recorded to other gain (loss) on investments, net in our Consolidated Statement of Income. Subsequent increases and decreases to the fair value of available-for-sale securities are included in other comprehensive income (loss), so long as they are not attributable to another other-than-temporary impairment.
Realized gains and losses on investment securities are reported in other gain (loss) on investments, net, and are determined using the specific identification method.
For information on investment securities, refer to Note 6.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Finance Receivables and Loans
Finance receivables and loans are reported at the principal amount outstanding, net of unearned income, premiums and discounts, and allowances. Unearned income, which includes unearned rate support received from an automotive manufacturer on certain automotive loans and deferred origination fees reduced by origination costs, is amortized over the contractual life of the related finance receivable or loan using the effective interest method. We make incentive payments for consumer automotive loan originations to automotive dealers under our Ally Dealer Rewards Program and account for these payments as direct loan origination costs. Loan commitment fees are generally deferred and amortized over the commitment period. Additionally, we make incentive payments to certain commercial automobile wholesale borrowers under our Ally Dealer Rewards Program and account for these payments as a reduction to interest income in the period they are earned. For information on finance receivables and loans, refer to Note 8.
We classify finance receivables and loans as either loans held-for-sale or loans held-for-investment based on management's assessment of our intent and ability to hold loans for the foreseeable future or until maturity. Management's intent and ability with respect to certain loans may change from time to time depending on a number of factors including economic, liquidity, and capital conditions. Management's view of the foreseeable future is based on the longest reasonably reliable net income, liquidity, and capital forecast period. Loans classified as held-for-sale are carried at the lower of cost or market, unless the fair value option was elected, in which case those loans are carried at fair value.
Our portfolio segments are based on the level at which we develop and document our methodology for determining the allowance for loan losses. Additionally, the classes of finance receivables are based on several factors including the method for monitoring and assessing credit risk, the method of measuring carrying value, and the risk characteristics of the finance receivable. Based on an evaluation of our process for developing the allowance for loan losses including the nature and extent of exposure to credit risk arising from finance receivables, we have determined our portfolio segments to be consumer automotive, consumer mortgage, and commercial.

•	Consumer automotive — Consists of retail automotive financing for new and used vehicles.

•	Consumer mortgage — Consists of first mortgage, subordinate-lien mortgages and home equity loans.

•	Commercial — Consists of the following classes of finance receivables.

•	Commercial and Industrial

•
Automotive — Consists of financing operations to fund dealer purchases of new and used vehicles through wholesale or floorplan financing. Additional commercial offerings include automotive dealer term loans, revolving lines of credit, and dealer fleet financing.

•	Other — Consists of senior secured commercial lending.

•	Commercial Real Estate — Automotive — Consists of term loans to finance dealership land and buildings.
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
For all classes of consumer loans, impaired loans include all loans that have been modified in troubled debt restructurings (TDRs).
All classes of commercial loans are considered impaired on an individual basis and reported as impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement.
With the exception of certain consumer TDRs that have been returned to accruing status, for all classes of impaired loans, income recognition is consistent with that of nonaccrual loans discussed above. For collateral dependent loans, if the recorded investment in impaired loans exceeds the fair value of the collateral, a charge-off is recorded consistent with the TDR discussion below.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Troubled Debt Restructurings
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
In addition to the modifications noted above, in our consumer automotive class of loans we also provide extensions or deferrals of payments to borrowers who we deem to be experiencing only temporary financial difficulty. In these cases, there are limits within our operational policies to minimize the number of times a loan can be extended, as well as limits to the length of each extension, including a cumulative cap over the life of the loan. Before offering an extension or deferral, we evaluate the capacity of the customer to make the scheduled payments after the deferral period. During the deferral period, we continue to accrue and collect interest on the loan as part of the deferral agreement. We grant these extensions or deferrals when we expect to collect all amounts due including interest accrued at the original contract rate.
A restructuring that results in only a delay in payment that is deemed to be insignificant is not a concession and the modification is not considered to be a TDR. In order to assess whether a restructuring that results in a delay in payment is insignificant, we consider the amount of the restructured payments subject to delay in conjunction with the unpaid principal balance or the collateral value of the loan, whether or not the delay is significant with respect to the frequency of payments under the original contract, or the loan's original expected duration. In the cases where payment extensions on our automotive loan portfolio cumulatively extend beyond 90 days and are more than 10% of the original contractual term or any cumulative extension beyond 180 days, we deem the delay in payment to be more than insignificant, and as such, classify these types of modifications as TDRs. Otherwise, we believe that the modifications do not represent a concessionary modification and accordingly, they are not classified as TDRs.
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
Charge-offs
As a general rule, consumer automotive loans are written down to estimated collateral value, less costs to sell, once a loan becomes 120 days past due. In our consumer mortgage portfolio segment, first-lien mortgages and a subset of our home equity portfolio that are secured by real estate in a first-lien position are written down to the estimated fair value of the collateral, less costs to sell, once a mortgage loan becomes 180 days past due. Consumer mortgage loans that represent second-lien positions are charged off at 180 days past due. Consumer mortgage loans within our second-lien portfolio in bankruptcy that are 60 days past due are fully charged off within 60 days of receipt of notification of filing from the bankruptcy court. Consumer automotive and first-lien consumer mortgage loans in bankruptcy that are 60 days past due are written down to the estimated fair value of the collateral, less costs to sell, within 60 days of receipt of notification of discharge from the bankruptcy court. Regardless of other timelines noted within this policy, loans are considered collateral dependent once foreclosure or repossession proceedings begin and are charged off to the estimated fair value of the underlying collateral, less costs to sell at that time.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Allowance for Loan Losses
The allowance for loan losses ( the allowance) is management's estimate of incurred losses in the lending portfolios. We determine the amount of the allowance required for each of our portfolio segments based on its relative risk characteristics. The evaluation of these factors for both consumer and commercial finance receivables and loans involves quantitative analysis combined with sound management judgment. Additions to the allowance are charged to current period earnings through the provision for loan losses; amounts determined to be uncollectible are charged directly against the allowance, net of amounts recovered on previously charged-off accounts.
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
For the purpose of calculating portfolio-level reserves, we have grouped our loans into three portfolio segments: consumer automotive, consumer mortgage, and commercial. The allowance consists of the combination of a quantitative assessment component based on statistical models, a retrospective evaluation of actual loss information to loss forecasts, and includes a qualitative component based on management judgment. Management takes into consideration relevant qualitative factors, including external and internal trends such as the impacts of changes in underwriting standards, collections and account management effectiveness, geographic concentrations, and economic events, among other factors, that have occurred but are not yet reflected in the quantitative assessment component. Qualitative adjustments are documented, reviewed, and approved through our established risk governance processes.
During 2014, we did not substantively change any material aspect of our overall approach used to determine the allowance for loan losses for our portfolio segments. There were no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan losses for our portfolio segments.
Refer to Note 8 for information on the allowance for loan losses.
Consumer Loans
Our consumer automotive and consumer mortgage portfolio segments are reviewed for impairment based on an analysis of loans that are grouped into common risk categories (i.e., loan or lease type or collateral type). We perform periodic and systematic detailed reviews of our lending portfolios to identify inherent risks and to assess the overall collectability of those portfolios. Loss models are utilized for these portfolios, which consider a variety of credit quality indicators including, but not limited to, historical loss experience, current economic conditions, anticipated repossessions or foreclosures based on portfolio trends, and credit scores, and expected loss factors by loan type.
Consumer Automotive Portfolio Segment
The allowance for loan losses within the consumer automotive portfolio segment is calculated using proprietary statistical models and other risk indicators applied to pools of loans with similar risk characteristics, including credit bureau score and loan-to-value ratios to arrive at an estimate of incurred losses in the portfolio. These statistical loss forecasting models are utilized to estimate incurred losses and consider a variety of factors including, but not limited to, historical loss experience, estimated defaults based on portfolio trends, and general economic and business trends. These statistical models predict forecasted losses inherent in the portfolio.
The forecasted losses consider historical factors such as frequency (the number of contracts that we expect to default) and loss severity (the loss amount out of the default amount). The loss severity within the consumer automotive portfolio segment is impacted by the market values of vehicles that are repossessed. Vehicle market values are affected by numerous factors including vehicle supply, the condition of the vehicle upon repossession, the overall price and volatility of gasoline or diesel fuel, consumer preference related to specific vehicle segments, and other factors.
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
The forecasted losses are statistically derived based on a suite of behavioral based transition models. This transition framework predicts various stages of delinquency, default, and voluntary prepayment over the course of the life of the loan. The transition probability is a function of the loan and borrower characteristics and economic variables and considers historical factors such as frequency and loss severity. When a default event is predicted, a severity model is applied to estimate future loan losses. Loss severity within the consumer mortgage portfolio segment is impacted by the market values of foreclosed properties, which is affected by numerous factors, including geographic considerations and the condition of the foreclosed property. The historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.
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
Securitizations and Variable Interest Entities
We securitize, transfer, and service consumer and commercial automotive loans, operating leases, and commercial loans. Securitization transactions typically involve the use of VIEs and are accounted for either as sales or secured financings. We may retain economic interests in the securitized and sold assets, which are generally retained in the form of senior or subordinated interests, interest- or principal-only strips, cash reserve accounts, residual interests, and servicing rights.
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
In transactions where either one or both of the power or economic criteria mentioned above are not met, we then must determine whether or not we achieve a sale for accounting purposes. In order to achieve a sale for accounting purposes, the assets being transferred must be legally isolated, not be constrained by restrictions from further transfer, and be deemed to be beyond our control. If we were to fail any of the three criteria for sale accounting, the accounting would be consistent with the preceding paragraph (i.e., a secured borrowing). Refer to Note 10 for discussion on VIEs.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Gains or losses on off-balance sheet securitizations and sales are reported in gain (loss) on mortgage and automotive loans, net, in our Consolidated Statement of Income. Declines in the fair value of retained interests below the carrying amount are reflected in other comprehensive income, or as other gain on investments, net, in our Consolidated Statement of Income if such declines are determined to be other-than-temporary. Retained interests, as well as any purchased securities, are generally included in available-for-sale investment securities, or other assets. Securities that are noncertificated and cash reserve accounts related to securitizations are included in other assets on our Consolidated Balance Sheet.
We retain servicing responsibilities for all of our consumer and commercial automotive loan, operating lease, and commercial loan securitizations. We may receive servicing fees based on the securitized loan balances and certain ancillary fees, all of which are reported in servicing fees in the Consolidated Statement of Income.
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
We measured all mortgage servicing assets and liabilities at fair value. We defined our servicing rights based on both the availability of market inputs and the manner in which we managed the risks of our servicing assets and liabilities. We leveraged all available relevant market data to determine the fair value of our recognized servicing assets and liabilities. We sold our remaining MSRs during the year ended December 31, 2013. Refer to Note 11 for further details.
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
Investment in Operating Leases
Investment in operating leases represents the automobiles that are underlying the automotive lease contracts and is reported at cost, less accumulated depreciation and net of impairment charges and origination fees or costs. Depreciation of vehicles is generally provided on a straight-line basis to an estimated residual value over the lease term. Manufacturer support payments that we receive are treated as a reduction to the cost-basis in the underlying lease asset, which has the effect of reducing depreciation expense over the life of the contract. We periodically evaluate our depreciation rate for leased vehicles based on projected residual values and adjust depreciation expense over the remaining life of the lease if deemed appropriate. Income from operating lease assets that includes lease origination fees, net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term.
We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, we determine the projected residual value based on an internal evaluation of the expected future value. This evaluation is based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third party, independent data for reasonableness and analysis. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary based on market considerations and portfolio characteristics. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. No impairment was recognized in 2014, 2013, or 2012. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. The accrual of revenue on operating leases is generally discontinued at the time an account is determined to be uncollectible, at the earliest of time of repossession, within 60 days of bankruptcy notification and greater than 60 days past due, or greater than 120 days past due.
When a lease vehicle is returned to us, the asset is reclassified from investment in operating leases, net, to other assets and recorded at the lower-of-cost or estimated fair value, less costs to sell, on our Consolidated Balance Sheet.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Impairment of Long-lived Assets and Asset Groups to be Sold or Otherwise Disposed of
The carrying value of long-lived assets (including property and equipment) are evaluated for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable from the estimated undiscounted future cash flows expected to result from their use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of their carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No material impairment was recognized in 2014, 2013, or 2012.
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
Reserves for Insurance Losses and Loss Adjustment Expenses
Reserves for insurance losses and loss adjustment expenses are reported in accrued expenses and other liabilities. They are established for the unpaid cost of insured events that have occurred as of a point in time. More specifically, the reserves for insurance losses and loss adjustment expenses represent the accumulation of estimates for both reported losses and those incurred, but not reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against the provision for insurance losses and loss adjustment expenses. Reserves are established for each business at the lowest meaningful level of homogeneous data. Since the reserves are based on estimates, the ultimate liability may vary from such estimates. The estimates are regularly reviewed and adjustments, which can potentially be significant, are included in earnings in the period in which they are deemed necessary.
Legal and Regulatory Reserves
Reserves for legal and regulatory matters are established when those matters present loss contingencies that are both probable and estimable, with a corresponding amount recorded to other noninterest expense. In cases where we have an accrual for losses, it is our policy to include an estimate for probable and estimable legal expenses related to the case. If, at the time of evaluation, the loss contingency related to a legal or regulatory matter is not both probable and estimable, we do not establish an accrued liability. We continue to monitor legal and regulatory matters for further developments that could affect the requirement to establish a liability or that may impact the amount of a previously established liability. There may be exposure to loss in excess of any amounts recognized. For certain other matters where the risk of loss is determined to be reasonably possible, estimable, and material to the financial statements, disclosure regarding details of the matter and an estimated range of loss is required. The estimated range of possible loss does not represent our maximum loss exposure. Financial statement disclosure is also required for matters that are deemed probable or reasonably possible, material to the financial statements, but for which an estimated range of loss is not possible to determine. While we believe our reserves are adequate, the outcome of legal and regulatory proceedings is extremely difficult to predict and we may settle claims or be subject to judgments for amounts that differ from our estimates. For information regarding the nature of all material contingencies, refer to Note 30.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Earnings per Common Share
We compute basic earnings (loss) per common share by dividing net income (loss) from continuing operations attributable to common shareholders after deducting dividends on preferred stock by the weighted-average number of common shares outstanding during the period. We compute diluted earnings (loss) per common share by dividing net income (loss) from continuing operations after deducting dividends on preferred stock by the weighted-average number of common shares outstanding during the period plus the dilution resulting from incremental shares that would have been outstanding if the dilutive potential common shares had been issued (assuming it does not have the effect of antidilution), if applicable.
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
At inception of a hedge accounting relationship, we designate each qualifying derivative financial instrument as a hedge of the fair value of a specifically identified asset or liability (fair value hedge); as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); or as a hedge of the foreign-currency exposure of a net investment in a foreign operation (net investment hedge). We formally document all relationships between hedging instruments and hedged items and risk management objectives for undertaking various hedge transactions. Both at the hedge's inception and on an ongoing basis, we formally assess whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.
Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in the current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in accumulated other comprehensive income, and recognized in the income statement when the hedged cash flows affect earnings. For a qualifying net investment hedge, the gain or loss is reported in accumulated other comprehensive income as part of the cumulative translation adjustment. The ineffective portions of fair value, cash flow, and net investment hedges are immediately recognized in earnings, along with the portion of the change in fair value that is excluded from the assessment of hedge effectiveness, if any.
The hedge accounting treatment described herein is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed or is assessed to be no longer highly effective. For these terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the remaining life of the asset or liability. For terminated cash flow hedges, unless it is probable that the forecasted cash flows will not occur within a specified period, any changes in fair value of the derivative financial instrument previously recognized remain in accumulated other comprehensive income, and are reclassified into earnings in the same period that the hedged cash flows affect earnings. The previously recognized gain or loss for a net investment hedge continues to remain in accumulated other comprehensive income until earnings are impacted by sale or liquidation of the associated foreign operation. In all instances, after hedge accounting is no longer applied, any subsequent changes in fair value of the derivative instrument will be recorded into earnings.
Changes in the fair value of derivative financial instruments held for risk management purposes that are not designated for hedge accounting under GAAP are reported in current period earnings.
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated future taxes to be paid. We are subject to income taxes predominantly in the United States. Significant judgments and estimates are required in determining the consolidated income tax expense.
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
We recognize the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Also, we recognize accrued interest and penalties related to liabilities for uncertain income tax positions in interest expense and other operating expenses, respectively. For additional information regarding our provision for income taxes, refer to Note 23.
Share-based Compensation
Under accounting guidance for share-based compensation, compensation cost recognized includes cost for share-based awards. For certain share-based awards, compensation cost is ratably charged to expense over the applicable service periods. For other share-based

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

awards, the awards require liability treatment and are remeasured quarterly at fair value until they are paid, with changes in fair value charged to compensation expense in the period in which the change occurs. Refer to Note 24 for a discussion of our share-based compensation plans.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Recently Issued Accounting Standards
Receivables — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04)
In January 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-04. The amendments in this ASU clarify the timing for which an entity should reclassify a loan that has been foreclosed or where an in substance repossession has occurred to real estate owned. The guidance requires a reclassification to occur when the entity obtains legal title upon completion of foreclosure or the borrower conveys all interest in the residential real estate property to the entity to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. In addition, the ASU clarifies that redemption rights of the borrower should be ignored for purposes of determining whether legal title has transferred. The amendments are effective for us beginning on January 1, 2015. The amendments can be applied using either a modified retrospective or prospective basis. Under the modified retrospective approach, the entity should record a cumulative-effect adjustment to residential consumer mortgage loans and residential real estate owned as of the beginning of the annual period for which the amendments are effective. The implementation of this guidance will not have a material impact on our consolidated financial condition or results of operation.
Presentation of Financial Statements and Property, Plant, and Equipment — Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity (ASU 2014-08)
In April 2014, the FASB issued ASU 2014-08. The amendments in this ASU modify the requirements for the reporting of discontinued operations. In order to qualify as a discontinued operation, the disposal of a component of an entity, a group of components, or a business of an entity must represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The ASU further indicates that the timing for recording a discontinued operation is when one of the following occurs: the component, group of components, or business meets the criteria to be classified as held-for-sale; the component, group of components, or business is disposed of by sale; or the component, group of components, or business is disposed of other than by sale (for example abandonment or spinoff). In addition, the ASU also requires additional disclosure items about an entity’s discontinued operations. The amendments are effective for us beginning on January 1, 2015. The amendments are to be applied prospectively solely to newly identified disposals that qualify as discontinued operations after the effective date. Items previously reported as discontinued operations will maintain their classification based on the prior guidance. Early adoption is permitted, but only for disposals that have not been previously reported as discontinued operations in previously issued financial statements. Because the guidance is prospective only for newly identified disposals that qualify as a discontinued operation, this guidance will not have a material impact on our consolidated financial condition or results of operations upon adoption.
Revenue from Contracts with Customers (ASU 2014-09)
In May 2014, the FASB issued ASU 2014-09. The purpose of this guidance is to streamline and consolidate existing revenue recognition principles in GAAP and to converge revenue recognition principles with International Financial Reporting Standards (IFRS). The core principle of the amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the main principle, guidance on the accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. The amendments are effective for us beginning on January 1, 2017. The amendments can be applied either through a full retrospective application or retrospectively with a cumulative effect adjustment on the date of initial adoption. Early adoption is prohibited. Management is assessing the impact of the adoption of this guidance.
Transfers and Servicing — Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (ASU 2014-11)
In June 2014, the FASB issued ASU 2014-11. The amendments in this ASU change the accounting for repurchase to maturity transactions and repurchase financing transactions such that both will be reported as secured borrowings when the guidance becomes effective. In addition to the changes to how these transactions are reported, the ASU also includes new disclosure requirements. The amendments are effective for us beginning on January 1, 2015. The amendments are to be applied to all transactions that fall under the guidance as of the date of adoption with a cumulative effect adjustment recorded on the date of initial adoption. Early adoption is prohibited. The guidance will not have a material impact on our consolidated financial condition or results of operations.
2.     Discontinued and Held-for-sale Operations
Discontinued Operations
We classify operations as discontinued when operations and cash flows will be eliminated from our ongoing operations and we do not expect to retain any significant continuing involvement in their operations after the respective sale or disposal transactions. For all periods presented, the operating results for these discontinued operations have been removed from continuing operations and presented separately as discontinued operations, net of tax, in the Consolidated Statement of Income. The Notes to the Consolidated Financial Statements have been adjusted to exclude discontinued operations unless otherwise noted.
Select Mortgage Operations
During the second quarter of 2012, we sold the Canadian mortgage operations of ResMor Trust. During the first quarter of 2013, the operations of our former subsidiary Residential Capital, LLC (ResCap) were classified as discontinued.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Select Insurance Operations
During the first quarter of 2013, we completed the sale of our U.K.-based operations. During the second quarter of 2013, we sold our Mexican insurance business, ABA Seguros.
Select Automotive Finance Operations
During the fourth quarter of 2012, we committed to sell our automotive finance operations in Europe and Latin America to General Motors Financial Company, Inc. (GMF). On the same date, we entered into an agreement with GMF to sell our 40% interest in a motor vehicle finance joint venture in China. During the second quarter of 2013, we completed the sale of our operations in Europe and the majority of Latin America. The transaction included European operations in Germany, the United Kingdom, Italy, Sweden, Switzerland, Austria, Belgium, France and the Netherlands, and Latin America operations in Mexico, Chile, and Colombia. During the fourth quarter of 2013, we completed the sale of our Latin American operations in Brazil. As of December 31, 2014, our interest in the motor vehicle finance joint venture in China was the only remaining component of the disposal group not yet sold. No impairment was recognized to present the operations at the lower-of-cost or fair value. The sale of the joint venture in China was completed on January 2, 2015. Refer to Note 32 for additional information on the sale of our joint venture interest in China.
During the first quarter of 2012, we sold our Venezuela operations. During the first quarter of 2013, we sold our Canadian automotive finance operations, Ally Credit Canada Limited and ResMor Trust.
Select Corporate and Other Operations
During the fourth quarter of 2012 and second quarter of 2014, we ceased operations at our Corporate Finance Group's European and Canadian operations. respectively, and classified these businesses as discontinued.
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

Year ended December 31, ($ in millions)	2014	2013		2012
Select Mortgage operations
Total net revenue	$—	$—		$439
Pretax loss including direct costs to transact a sale (a) (b)	(4)	(1,741)		(1,282)
Tax benefit (c)	(87)	(592)		(443)
Select Insurance operations
Total net revenue	$—	$190		$625
Pretax income including direct costs to transact a sale (a)	6	319	(d)	86
Tax expense (benefit) (c)	6	(14)		53
Select Automotive Finance operations
Total net revenue	$123	$572		$1,503
Pretax income including direct costs to transact a sale (a)	129	660	(e)	786
Tax expense (benefit) (c)	7	(101)		235
Select Corporate and Other operations
Total net revenue	$—	$—		$11
Pretax income	23	—		83
Tax expense	3	—		2

(a)	Includes certain treasury and other corporate activity recognized by Corporate and Other.

(b)	Includes amounts related to our former ResCap subsidiary.

(c)	Includes certain income tax activity recognized by Corporate and Other.

(d)	Includes recognized pretax gain of $274 million in connection with the sale of our Mexican insurance business, ABA Seguros.

(e)
Includes recognized pretax loss of $488 million in connection with the sale of our European and Latin American automotive finance operations and pretax gain of $888 million in connection with the sale of our Canadian automotive finance operations, Ally Credit Canada Limited and ResMor Trust.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Held-for-sale Operations
The assets of operations held-for-sale are summarized below.

December 31, ($ in millions)	Select Automotive Finance operations (a)
2014
Assets
Other assets	$634
Total assets	$634
2013
Assets
Other assets	$516
Total assets	$516

(a)	Represents our joint venture interest in China, whose sale to GMF was completed on January 2, 2015.
3.    Insurance Premiums and Service Revenue Earned
The following table is a summary of insurance premiums and service revenue written and earned.

	2014		2013		2012
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned
Insurance premiums
Direct	$294	$282	$270	$305	$332	$335
Assumed	43	54	61	58	44	49
Gross insurance premiums	337	336	331	363	376	384
Ceded	(156)	(117)	(172)	(120)	(141)	(109)
Net insurance premiums	181	219	159	243	235	275
Service revenue	842	760	838	769	826	780
Insurance premiums and service revenue written and earned	$1,023	$979	$997	$1,012	$1,061	$1,055
4.     Other Income, Net of Losses
Details of other income, net of losses, were as follows.

Year ended December 31, ($ in millions)	2014	2013	2012
Remarketing fees	$112	$82	$63
Late charges and other administrative fees	88	94	83
Securitization income	13	23	45
Mortgage processing fees and other mortgage income	—	81	475
Fair value adjustment on derivatives (a)	(31)	24	(30)
Other, net	98	79	101
Total other income, net of losses	$280	$383	$737

(a)	Refer to Note 22 for a description of derivative instruments and hedging activities.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

5.     Other Operating Expenses
Details of other operating expenses were as follows.

Year ended December 31, ($ in millions)	2014	2013	2012
Insurance commissions	$374	$370	$382
Technology and communications	334	346	317
Lease and loan administration	122	173	325
Advertising and marketing	111	136	145
Professional services	100	176	149
Regulatory and licensing fees	87	116	118
Vehicle remarketing and repossession	83	60	52
Premises and equipment depreciation	81	81	76
Occupancy	47	44	50
Provision for legal and regulatory settlements (a)	4	105	6
Mortgage representation and warranty obligation, net	(10)	104	171
Other	258	270	271
Total other operating expenses	$1,591	$1,981	$2,062

(a)
Results for the year ended December 31, 2013 include a $98 million settlement charge related to Consent Orders issued by the Consumer Financial Protection Bureau (CFPB) and the U.S. Department of Justice (DOJ) pertaining to the allegation of disparate impact in the automotive finance business. Refer to Note 30 for additional details.

6.     Investment Securities
Our portfolio of securities includes bonds, equity securities, ABS, MBS, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows.

	2014				2013
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
December 31, ($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,195	$1	$(18)	$1,178	$1,495	$1	$(69)	$1,427
U.S. States and political subdivisions	389	17	—	406	316	—	(1)	315
Foreign government	224	8	—	232	287	4	(3)	288
Mortgage-backed residential (a)	10,431	119	(125)	10,425	11,131	49	(398)	10,782
Mortgage-backed commercial	254	—	(1)	253	39	—	—	39
Asset-backed	1,989	5	(3)	1,991	2,207	15	(3)	2,219
Corporate debt	734	14	(2)	746	1,052	23	(6)	1,069
Total debt securities	15,216	164	(149)	15,231	16,527	92	(480)	16,139
Equity securities	891	49	(34)	906	898	74	(28)	944
Total available-for-sale securities (b)	$16,107	$213	$(183)	$16,137	$17,425	$166	$(508)	$17,083

(a)	Residential MBS include agency-backed bonds totaling $7,557 million and $8,266 million at December 31, 2014, and December 31, 2013, respectively.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $15 million and $15 million at December 31, 2014, and December 31, 2013, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
December 31, 2014
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$1,178	1.5%	$7	3.0%	$677	1.2%	$494	1.9%	$—	—%
U.S. States and political subdivisions	406	3.7	34	1.9	12	2.1	106	3.0	254	4.3
Foreign government	232	2.7	—	—	128	2.5	104	2.9	—	—
Mortgage-backed residential	10,425	2.6	34	3.1	58	2.1	—	—	10,333	2.6
Mortgage-backed commercial	253	1.5	—	—	30	1.8	—	—	223	1.4
Asset-backed	1,991	1.9	—	—	1,311	1.9	463	2.0	217	2.2
Corporate debt	746	3.2	33	3.1	460	2.7	216	3.8	37	5.6
Total available-for-sale debt securities	$15,231	2.5	$108	2.7	$2,676	1.9	$1,383	2.4	$11,064	2.6
Amortized cost of available-for-sale debt securities	$15,216		$108		$2,674		$1,374		$11,060
December 31, 2013
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$1,427	1.3%	$9	3.0%	$766	1.2%	$652	1.3%	$—	—%
U.S. States and political subdivisions	315	3.3	39	1.3	10	0.6	102	2.6	164	4.3
Foreign government	288	2.7	18	2.7	105	2.4	164	2.9	1	2.7
Mortgage-backed residential	10,782	2.7	—	—	90	2.1	3	4.2	10,689	2.7
Mortgage-backed commercial	39	1.3	—	—	—	—	—	—	39	1.3
Asset-backed	2,219	2.0	76	2.4	1,483	1.9	491	1.9	169	2.7
Corporate debt	1,069	4.1	24	3.4	547	3.0	430	5.3	68	5.7
Total available-for-sale debt securities	$16,139	2.5	$166	2.3	$3,001	1.9	$1,842	2.5	$11,130	2.7
Amortized cost of available-for-sale debt securities	$16,527		$165		$3,000		$1,882		$11,480

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.

(b)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.
The balances of cash equivalents were $2.0 billion and $2.4 billion at December 31, 2014, and December 31, 2013, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents interest and dividends on available-for-sale securities.

Year ended December 31, ($ in millions)	2014	2013	2012
Taxable interest	$336	$297	$262
Taxable dividends	20	25	30
Interest and dividends exempt from U.S. federal income tax	11	3	—
Interest and dividends on available-for-sale securities	$367	$325	$292

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

Year ended December 31, ($ in millions)	2014	2013	2012
Gross realized gains	$209	$221	$241
Gross realized losses	(14)	(21)	(34)
Other-than-temporary impairment	(14)	(20)	(61)
Other gain on investments, net	$181	$180	$146
Certain available-for-sale securities were sold at a loss in 2014, 2013, and 2012 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security), in accordance with our risk management policies and practices. The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology that was applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of December 31, 2014, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of December 31, 2014, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at December 31, 2014. Refer to Note 1 for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	2014				2013
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
December 31, ($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$297	$(3)	$859	$(15)	$1,405	$(69)	$—	$—
U.S. States and political subdivisions	50	—	—	—	212	(1)	—	—
Foreign government	—	—	—	—	114	(3)	—	—
Mortgage-backed	1,172	(10)	3,098	(116)	7,503	(388)	100	(10)
Asset-backed	819	(3)	8	—	407	(3)	1	—
Corporate debt	132	(2)	11	—	310	(6)	3	—
Total temporarily impaired debt securities	2,470	(18)	3,976	(131)	9,951	(470)	104	(10)
Temporarily impaired equity securities	231	(24)	40	(10)	167	(12)	100	(16)
Total temporarily impaired available-for-sale securities	$2,701	$(42)	$4,016	$(141)	$10,118	$(482)	$204	$(26)
7.     Loans Held-for-Sale, Net
The composition of loans held-for-sale, net, was as follows.

December 31, ($ in millions)	2014	2013
Consumer automotive	$1,515	$—
Consumer mortgage	452	16
Commercial and industrial — Other	36	19
Total loans held-for-sale	$2,003	$35

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

8.     Finance Receivables and Loans, Net
The composition of finance receivables and loans, net, reported at carrying value before allowance for loan losses was as follows.

December 31, ($ in millions)	2014	2013
Consumer automotive (a)	$56,570	$56,417
Consumer mortgage (b) (c)	7,474	8,444
Commercial
Commercial and industrial
Automotive	30,871	30,948
Other	1,882	1,664
Commercial real estate — Automotive	3,151	2,855
Total commercial	35,904	35,467
Total finance receivables and loans (d)	$99,948	$100,328

(a)
Includes $35 million and $1 million of fair value adjustment for loans in hedge accounting relationships at December 31, 2014 and December 31, 2013, respectively. Refer to Note 22 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $1.2 billion and $1.5 billion at December 31, 2014, and December 31, 2013, respectively, 17% of which are expected to start principal amortization in 2015, 32% in 2016, 21% in 2017, 1% in 2018, and 5% thereafter.

(c)	Includes consumer mortgages at a fair value of $1 million at both December 31, 2014 and December 31, 2013 as a result of fair value option election.

(d)	Totals are net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $266 million and $595 million at December 31, 2014, and December 31, 2013, respectively.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2014	$673	$389	$146	$1,208
Charge-offs	(720)	(51)	(5)	(776)
Recoveries	219	8	12	239
Net charge-offs	(501)	(43)	7	(537)
Provision for loan losses	540	(69)	(14)	457
Other (a)	(27)	(125)	1	(151)
Allowance at December 31, 2014	$685	$152	$140	$977
Allowance for loan losses
Individually evaluated for impairment	$23	$62	$21	$106
Collectively evaluated for impairment	662	90	119	871
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at historical cost
Ending balance	56,570	7,473	35,904	99,947
Individually evaluated for impairment	282	336	82	700
Collectively evaluated for impairment	56,287	7,137	35,822	99,246
Loans acquired with deteriorated credit quality	1	—	—	1

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2013	$575	$452	$143	$1,170
Charge-offs	(639)	(93)	(5)	(737)
Recoveries	237	18	10	265
Net charge-offs	(402)	(75)	5	(472)
Provision for loan losses	490	13	(2)	501
Other	10	(1)	—	9
Allowance at December 31, 2013	$673	$389	$146	$1,208
Allowance for loan losses
Individually evaluated for impairment	$23	$199	$26	$248
Collectively evaluated for impairment	650	190	120	960
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at historical cost
Ending balance	56,417	8,443	35,467	100,327
Individually evaluated for impairment	281	919	204	1,404
Collectively evaluated for impairment	56,128	7,524	35,263	98,915
Loans acquired with deteriorated credit quality	8	—	—	8
The following table presents information about significant sales of finance receivables and loans recorded at historical cost and transfers of finance receivables and loans from held-for-investment to held-for-sale.

December 31, ($ in millions)	2014	2013
Consumer automotive	$4,106	$—
Consumer mortgage	489	—
Commercial	36	65
Total sales and transfers	$4,631	$65
The following table presents information about significant purchases of finance receivables and loans.

December 31, ($ in millions)	2014	2013
Consumer mortgage	$857	$—
Total purchases	$857	$—

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents an analysis of our past due finance receivables and loans, net, recorded at historical cost reported at carrying value before allowance for loan losses.

December 31, ($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
2014
Consumer automotive	$1,340	$293	$164	$1,797	$54,773	$56,570
Consumer mortgage	76	25	124	225	7,248	7,473
Commercial
Commercial and industrial
Automotive	—	9	—	9	30,862	30,871
Other	—	—	—	—	1,882	1,882
Commercial real estate — Automotive	—	—	—	—	3,151	3,151
Total commercial	—	9	—	9	35,895	35,904
Total consumer and commercial	$1,416	$327	$288	$2,031	$97,916	$99,947
2013
Consumer automotive	$1,145	$255	$157	$1,557	$54,860	$56,417
Consumer mortgage	82	31	124	237	8,206	8,443
Commercial
Commercial and industrial
Automotive	—	—	36	36	30,912	30,948
Other	—	—	—	—	1,664	1,664
Commercial real estate — Automotive	—	—	6	6	2,849	2,855
Total commercial	—	—	42	42	35,425	35,467
Total consumer and commercial	$1,227	$286	$323	$1,836	$98,491	$100,327
The following table presents the carrying value before allowance for loan losses of our finance receivables and loans recorded at historical cost on nonaccrual status.

December 31, ($ in millions)	2014	2013
Consumer automotive	$386	$329
Consumer mortgage	177	192
Commercial
Commercial and industrial
Automotive	32	116
Other	46	74
Commercial real estate — Automotive	4	14
Total commercial	82	204
Total consumer and commercial finance receivables and loans	$645	$725
Management performs a quarterly analysis of the consumer automotive, consumer mortgage, and commercial portfolios using a range of credit quality indicators to assess the adequacy of the allowance for loan losses based on historical and current trends. The following tables present the population of loans by quality indicators for our consumer automotive, consumer mortgage, and commercial portfolios.

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

	2014			2013
December 31, ($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$56,184	$386	$56,570	$56,088	$329	$56,417
Consumer mortgage	7,296	177	7,473	8,251	192	8,443
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	2014			2013
December 31, ($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automotive	$29,150	$1,721	$30,871	$29,194	$1,754	$30,948
Other	1,509	373	1,882	1,388	276	1,664
Commercial real estate — Automotive	3,015	136	3,151	2,770	85	2,855
Total commercial	$33,674	$2,230	$35,904	$33,352	$2,115	$35,467

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents information about our impaired finance receivables and loans recorded at historical cost.

December 31, ($ in millions)	Unpaid principal balance	Carrying value before allowance	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
2014
Consumer automotive	$282	$282	$—	$282	$23
Consumer mortgage	340	336	86	250	62
Commercial
Commercial and industrial
Automotive	32	32	4	28	5
Other	46	46	—	46	15
Commercial real estate — Automotive	4	4	1	3	1
Total commercial	82	82	5	77	21
Total consumer and commercial finance receivables and loans	$704	$700	$91	$609	$106
2013
Consumer automotive	$281	$281	$—	$281	$23
Consumer mortgage	924	919	128	791	199
Commercial
Commercial and industrial
Automotive	116	116	57	59	7
Other	74	74	—	74	16
Commercial real estate — Automotive	14	14	9	5	3
Total commercial	204	204	66	138	26
Total consumer and commercial finance receivables and loans	$1,409	$1,404	$194	$1,210	$248
The following table presents average balance and interest income for our impaired finance receivables and loans.

	2014		2013		2012
Year ended December 31, ($ in millions)	Average balance	Interest income	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$317	$20	$278	$18	$131	$12
Consumer mortgage	873	12	908	29	693	28
Commercial
Commercial and industrial
Automotive	61	2	152	6	178	8
Mortgage	—	—	—	—	5	—
Other	59	3	72	2	32	6
Commercial real estate
Automotive	6	—	29	1	64	1
Mortgage	—	—	—	—	6	—
Total commercial	126	5	253	9	285	15
Total consumer and commercial finance receivables and loans	$1,316	$37	$1,439	$56	$1,109	$55
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. Numerous initiatives are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Additionally for automotive loans, we may offer several types of assistance to aid our customers, including extension of the loan maturity date and rewriting the loan terms. Total TDRs recorded at historical cost and reported at carrying value before allowance for loan losses were $681 million at December 31, 2014, reflecting a decrease of $606 million

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

from December 31, 2013. The decrease is primarily related to the transfer of consumer mortgage loans to the held-for-sale portfolio, as well as the continued runoff of legacy mortgage assets. Refer to Note 1 for additional information.
The following table presents information related to finance receivables and loans recorded at historical cost modified in connection with a TDR during the period.

	2014			2013
Year ended December 31, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automotive	17,511	$211	$187	19,388	$297	$249
Consumer mortgage	396	80	74	1,092	278	234
Commercial
Commercial and industrial
Automotive	3	23	23	8	37	37
Other	3	48	48	4	80	78
Commercial real estate — Automotive	—	—	—	5	20	20
Total commercial	6	71	71	17	137	135
Total consumer and commercial finance receivables and loans	17,913	$362	$332	20,497	$712	$618
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

	2014			2013
Year ended December 31, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automotive	7,117	$90	$47	6,038	$75	$37
Consumer mortgage	27	2	1	32	8	1
Commercial
Commercial and industrial — Automotive	—	—	—	—	—	—
Commercial real estate — Automotive	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—
Total consumer and commercial finance receivables and loans	7,144	$92	$48	6,070	$83	$38
At December 31, 2014, and December 31, 2013, commercial commitments to lend additional funds to borrowers owing receivables whose terms had been modified in a TDR were $4 million and $26 million, respectively.
Concentration Risk
Consumer
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans are in Texas and California, which represent an aggregate of 21.8% of our total outstanding consumer finance receivables and loans at December 31, 2014.
Concentrations in our mortgage portfolio are closely monitored given the volatility of the housing markets, with special attention given to states with greater declines in real estate values.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table shows the percentage of total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state concentration.

	2014 (a)		2013
December 31,	Automotive	1st Mortgage and home equity	Automotive	1st Mortgage and home equity
Texas	13.6%	6.0%	13.2%	5.8%
California	6.2	30.8	5.8	29.5
Florida	7.3	3.7	7.0	3.6
Pennsylvania	5.3	1.6	5.3	1.7
Illinois	4.4	4.2	4.4	4.4
Georgia	4.2	2.1	4.0	2.1
Michigan	3.8	3.1	4.4	3.9
New York	4.0	1.9	4.3	1.9
Ohio	3.9	0.6	4.0	0.7
North Carolina	3.5	1.9	3.4	1.9
Other United States	43.8	44.1	44.2	44.5
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2014.
Commercial Real Estate
The commercial real estate portfolio consists of loans issued primarily to automotive dealers. The following table shows the percentage of total commercial real estate finance receivables and loans reported at carrying value before allowance for loan losses by state concentration.

December 31,	2014	2013
Texas	13.8%	13.2%
Florida	12.3	12.6
Michigan	9.9	11.6
California	9.0	9.2
Virginia	4.1	3.8
North Carolina	3.9	4.1
New York	3.9	4.5
Pennsylvania	3.8	3.3
Georgia	3.7	3.1
Illinois	2.7	2.5
Other United States	32.9	32.1
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

December 31,	2014	2013
Automotive	87.3%	91.4%
Health / Medical	3.5	1.6
Electronics	2.9	3.4
Other	6.3	3.6
Total commercial criticized finance receivables and loans	100.0%	100.0%

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

9.     Investment in Operating Leases, Net
Investments in operating leases were as follows.

December 31, ($ in millions)	2014	2013
Vehicles	$23,144	$21,125
Accumulated depreciation	(3,634)	(3,445)
Investment in operating leases, net	$19,510	$17,680
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

Year ended December 31, ($ in millions)	2014	2013	2012
Depreciation expense on operating lease assets (excluding remarketing gains)	$2,666	$2,327	$1,515
Remarketing gains	(433)	(332)	(116)
Depreciation expense on operating lease assets	$2,233	$1,995	$1,399
The following table presents the future lease nonresidual rental payments due from customers for vehicles on operating leases.

Year ended December 31, ($ in millions)
2015	$3,251
2016	2,165
2017	825
2018	38
2019 and after	—
Total	$6,279
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
The SPEs involved in our securitization and other financing transactions are generally considered VIEs. VIEs are entities that have either a total equity investment at risk that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors at risk lack the ability to control the entity's activities.
Our mortgage securitization activity and involvement with certain mortgage-related VIEs has substantially decreased. We no longer securitize consumer mortgage loans through transactions involving the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (Ginnie Mae) (collectively, the Government-sponsored Enterprises, or GSEs), or through private-label mortgage securitizations. Accordingly, the discussion below represents our current involvement with VIEs as of December 31, 2014, except where otherwise stated or where comparative information is presented.
Securitizations
We provide a wide range of consumer and commercial automotive loans, operating leases, and commercial loans to a diverse customer base. We often securitize these loans (also referred to as financial assets) and leases through the use of securitization entities, which may or may not be consolidated on our Consolidated Balance Sheet. We securitize consumer and commercial automotive loans, operating leases, and other commercial loans through private-label securitizations.
In executing a securitization transaction, we typically sell pools of financial assets to a wholly owned, bankruptcy-remote SPE, which then transfers the financial assets to a separate, transaction-specific securitization entity for cash, and typically, other retained interests. The securitization entity is funded through the issuance of beneficial interests in the securitized financial assets. The beneficial interests take the form of either notes or trust certificates, which are sold to investors and/or retained by us. These beneficial interests are collateralized by the transferred leases and loans and entitle the investors to specified cash flows generated from the underlying securitized assets. In addition to providing a source of liquidity and cost-efficient funding, securitizing these financial assets and operating lease assets also reduces our credit exposure to the borrowers beyond any economic interest we may retain.
Each securitization is governed by various legal documents that limit and specify the activities of the securitization entity. The securitization entity is generally allowed to acquire the loans, to issue beneficial interests to investors to fund the acquisition of the loans, and

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
We typically hold retained beneficial interests in our securitizations, which may represent a form of significant continuing economic interest. These retained interests include, but are not limited to, senior or subordinate ABS and residuals; and other residual interests. Certain of these retained interests provide credit enhancement to the trust as they may absorb credit losses or other cash shortfalls. Additionally, the securitization agreements may require cash flows to be directed away from certain of our retained interests due to specific over-collateralization requirements, which may or may not be performance-driven.
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
Other than our customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Representation and warranty provisions generally require us to repurchase loans or indemnify the investor or other party for incurred losses to the extent it is determined that the loans were ineligible or were otherwise defective at the time of sale. We did not provide any noncontractual financial support to any of these entities during 2014 or 2013.
Consolidation of Variable Interest Entities
The determination of whether the assets and liabilities of the VIEs are consolidated on our balance sheet (also referred to as on-balance sheet) or not consolidated on our balance sheet (also referred to as off-balance sheet) depends on the terms of the related transaction and our continuing involvement (if any) with the VIE. We are deemed the primary beneficiary and therefore consolidate VIEs for which we have both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) a variable interest (or variable interests) that (i) obligates us to absorb losses that could potentially be significant to the VIE; and/or (ii) provides us the right to receive residual returns of the VIE that could potentially be significant to the VIE. We determine whether we hold a significant variable interest in a VIE based on a consideration of both qualitative and quantitative factors regarding the nature, size, and form of our involvement with the VIE. We assess whether we are the primary beneficiary of a VIE on an ongoing basis.
We are generally determined to be the primary beneficiary in VIEs established for our securitization activities when we have a controlling financial interest in the VIE, primarily due to our servicing activities, and we hold a beneficial interest in the VIE that could be potentially significant. The consolidated VIEs included in the Consolidated Balance Sheet represent separate entities with which we are involved. The third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to us, except for the customary representation and warranty provisions or when we are the counterparty to certain derivative transactions involving the VIE. In addition, the cash flows from the assets are restricted only to pay such liabilities. Thus, our economic exposure to loss from outstanding third-party financing related to consolidated VIEs is limited to the carrying value of the consolidated VIE assets. Generally, all assets of consolidated VIEs, presented below based upon the legal transfer of the underlying assets in order to reflect legal ownership, are restricted for the benefit of the beneficial interest holders.
The nature, purpose, and activities of nonconsolidated securitization entities are similar to those of our consolidated securitization entities with the primary difference being the nature and extent of our continuing involvement. We are generally not determined to be the primary beneficiary in VIEs established for our securitization activities when we either do not hold potentially significant variable interests or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Additionally, to qualify for off-balance sheet treatment, transfers of financial assets must meet appropriate sale accounting conditions. For nonconsolidated securitization entities, the transferred financial assets are removed from our balance sheet provided the conditions for sale accounting are met. The financial assets obtained from the securitization are primarily reported as cash, or retained interests (if applicable). Liabilities incurred as part of these securitization transactions, such as representation and warranty provisions, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

There were no sales of financial assets into nonconsolidated securitization and similar asset-backed financing entities for consumer mortgage GSEs for the year ended December 31, 2014, while there were $112 million and $629 million of pretax gains on sales for the years ended December 31, 2013, and 2012, respectively. The pretax gain recognized for consumer automotive was $1 million for the year ended December 31, 2014, while there were no pretax gains or losses for the year ended December 31, 2013 and a $6 million gain for the year ended December 31, 2012.
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
We have involvement with various other nonconsolidated affordable housing entities and venture capital funds. We do not consolidate these entities and our involvement is limited to the capital contributed and committed to these funds plus any previously recognized low income housing tax credits.
Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

December 31, ($ in millions)	Consolidated involvement with VIEs		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
2014
On-balance sheet variable interest entities
Consumer automotive	$31,994	(b)
Commercial automotive	18,171
Off-balance sheet variable interest entities
Consumer automotive	—		$2,801		$2,801	(c)
Commercial other	146	(d)	—	(e)	362
Total	$50,311		$2,801		$3,163
2013
On-balance sheet variable interest entities
Consumer automotive	$19,072
Commercial automotive	20,511
Commercial other	564
Off-balance sheet variable interest entities
Consumer automotive	—		$899		$899	(c)
Commercial other	(24)	(d)	—	(e)	40
Total	$40,123		$899		$939

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $12.7 billion of assets which are not encumbered by VIE beneficial interests held by third parties. Ally or consolidated affiliates hold the interests in these assets which eliminate in consolidation.

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

(d)
Includes $164 million and $0 million classified as other assets, offset by $18 million and $24 million classified as accrued expenses and other liabilities at December 31, 2014, and December 31, 2013, respectively.

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

December 31, ($ in millions)	2014	2013
Assets
Finance receivables and loans, net
Consumer	$12,594	$13,291
Commercial	17,487	18,974
Allowance for loan losses	(179)	(174)
Total finance receivables and loans, net	29,902	32,091
Investment in operating leases, net	5,595	4,620
Other assets	2,010	3,436
Total assets	$37,507	$40,147
Liabilities
Short-term borrowings	$—	$250
Long-term debt	24,343	24,147
Accrued expenses and other liabilities	173	43
Total liabilities	$24,516	$24,440
Cash Flows with Off-balance Sheet Variable Interest Entities
The following table summarizes cash flows received and paid related to securitization entities, asset-backed financings, or other similar transfers of financial assets where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding in 2014, 2013, and 2012. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Year ended December 31, ($ in millions)	Consumer automotive	Consumer mortgage GSEs	Consumer mortgage private-label
2014
Cash proceeds from transfers completed during the period	$2,594	$—	$—
Servicing fees	11	—	—
Representations and warranties obligations	—	(31)	—
2013
Cash proceeds from transfers completed during the period	$—	$8,676	$—
Servicing fees	13	70	—
Representations and warranties obligations	—	(66)	—
Other cash flows	—	70	—
2012
Cash proceeds from transfers completed during the period	$1,979	$32,796	$5
Cash flows received on retained interests in securitization entities	—	—	71
Servicing fees	12	693	63
Purchases of previously transferred financial assets	—	(876)	(12)
Representations and warranties obligations	—	(108)	(7)
Other cash flows	—	(96)	255

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Delinquencies and Net Credit Losses
The following tables represent on-balance sheet loans held-for-sale and finance receivable and loans, off-balance sheet securitizations, and whole-loan sales where we have continuing involvement. The table presents quantitative information about delinquencies and net credit losses.

	Total Amount		Amount 60 days or more past due		Net credit losses
December 31, ($ in millions)	2014	2013	2014	2013	2014	2013
On-balance sheet loans
Consumer automotive	$58,085	$56,417	$457	$412	$501	$402
Consumer mortgage	7,926	8,460	151	164	43	75
Commercial automotive	34,022	33,803	9	42	1	2
Commercial other	1,918	1,683	—	—	(8)	(7)
Total on-balance sheet loans	101,951	100,363	617	618	537	472
Off-balance sheet securitization entities
Consumer automotive	2,801	899	5	3	1	3
Total off-balance sheet securitization entities	2,801	899	5	3	1	3
Whole-loan transactions (a)	929	2,848	33	69	6	6
Total	$105,681	$104,110	$655	$690	$544	$481

(a)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.
11.     Servicing Activities
Mortgage Servicing Rights
The following table summarizes past activity related to MSRs, which were carried at fair value. Management estimated fair value using our transaction data and other market data or, in periods when there were limited MSRs market transactions that were directly observable, internally-developed discounted cash flow models (an income approach) were used to estimate the fair value. These internal valuation models estimated net cash flows based on internal operating assumptions that we believed would be used by market participants in orderly transactions combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believed approximate yields required by investors in this asset.

Year ended December 31, ($ in millions)	2014	2013
Estimated fair value at January 1,	$—	$952
Additions	—	60
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	—	(32)
Other changes in fair value	—	(69)
Sales (a)	—	(911)
Estimated fair value at December 31,	$—	$—

(a)	Includes the sales of agency MSRs during April 2013.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The components of servicing valuation and hedge activities, net, were as follows.

Year ended December 31, ($ in millions)	2014	2013	2012
Change in estimated fair value of mortgage servicing rights	$—	$(101)	$(560)
Change in fair value of derivative financial instruments	—	(112)	556
Servicing asset valuation and hedge activities, net	$—	$(213)	$(4)
Mortgage Servicing Fees
The components of mortgage servicing fees were as follows.

Year ended December 31, ($ in millions)	2014	2013	2012
Contractual servicing fees, net of guarantee fees and including subservicing	$—	$62	$281
Late fees	—	2	7
Ancillary fees	—	4	12
Total mortgage servicing fees	$—	$68	$300
Automotive Finance Servicing Activities
We service consumer automotive contracts. Historically, we have sold a portion of our consumer automotive contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automotive servicing fee income of $31 million, $58 million, and $109 million during the years ended December 31, 2014, 2013, and 2012, respectively.
Automotive Finance Serviced Assets
The current unpaid principal balance and any related unamortized deferred fees and costs of total serviced automotive finance loans outstanding were as follows.

December 31, ($ in millions)	2014	2013
On-balance sheet automotive finance loans and leases
Consumer automotive	$58,085	$56,417
Commercial automotive	34,022	33,803
Operating leases	19,510	17,680
Other	55	54
Off-balance sheet automotive finance loans
Loans sold to third-party investors
Securitizations	2,832	887
Whole-loan	887	2,748
Total serviced automotive finance loans and leases	$115,391	$111,589
12.    Premiums Receivable and Other Insurance Assets
Premiums receivable and other insurance assets consisted of the following.

December 31, ($ in millions)	2014	2013
Prepaid reinsurance premiums	$326	$288
Reinsurance recoverable on unpaid losses	143	182
Reinsurance recoverable on paid losses	12	13
Premiums receivable	90	85
Deferred policy acquisition costs	1,124	1,045
Total premiums receivable and other insurance assets	$1,695	$1,613

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

13.     Other Assets
The components of other assets were as follows.

December 31, ($ in millions)	2014	2013
Property and equipment at cost	$775	$709
Accumulated depreciation	(550)	(474)
Net property and equipment	225	235
Restricted cash collections for securitization trusts (a)	2,221	3,664
Net deferred tax assets	1,812	2,040
Cash reserve deposits held-for-securitization trusts (b)	303	402
Other accounts receivable	298	290
Nonmarketable equity securities	271	337
Fair value of derivative contracts in receivable position (c)	263	362
Unamortized debt issuance costs	238	312
Collateral placed with counterparties	236	328
Restricted cash and cash equivalents	122	205
Other assets	1,313	1,414
Total other assets	$7,302	$9,589

(a)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 22.
14.     Deposit Liabilities
Deposit liabilities consisted of the following.

December 31, ($ in millions)	2014	2013
Noninterest-bearing deposits	$64	$60
Interest-bearing deposits
Savings and money market checking accounts	26,769	21,210
Certificates of deposit	31,070	31,640
Dealer deposits	319	440
Total deposit liabilities	$58,222	$53,350
At December 31, 2014, and December 31, 2013, certificates of deposit included $13.0 billion and $13.1 billion, respectively, of certificates of deposit in denominations of $100 thousand or more.
The following table presents the scheduled maturity of total certificates of deposit.

($ in millions)
Due in 2015	$17,143
Due in 2016	9,150
Due in 2017	3,199
Due in 2018	1,235
Due in 2019	343
Total certificates of deposit	$31,070

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

15.    Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	2014			2013
December 31, ($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,338	$—	$3,338	$3,225	$—	$3,225
Federal Home Loan Bank	—	2,950	2,950	—	3,570	3,570
Securities sold under agreements to repurchase (b)	—	774	774	—	1,500	1,500
Other (c)	—	—	—	—	250	250
Total short-term borrowings	$3,338	$3,724	$7,062	$3,225	$5,320	$8,545
Weighted average interest rate (d)			0.8%			0.8%

(a)	Refer to Note 16 for further details on assets restricted as collateral for payment of the related debt.

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

(c)	Other relates to secured borrowings at Corporate Finance.

(d)	Based on the debt outstanding and the interest rate at December 31 of each year.
16.    Long-term Debt
The following tables present the composition of our long-term debt portfolio.

December 31, ($ in millions)	Amount	Interest rate	Weighted-average interest rate (a)	Due date range
2014
Unsecured debt
Fixed rate (b)	$18,961
Variable rate	376
Trust preferred securities	2,626
Fair value adjustment (c)	452
Total unsecured debt	22,415	0.33 - 8.30%	5.90%	2015 - 2049
Secured debt
Fixed rate	19,827
Variable rate	24,316
Total secured debt (d) (e)	44,143	0.21 - 4.59%	0.94%	2015 - 2023
Total long-term debt	$66,558
2013
Unsecured debt
Fixed rate (b)	$21,367
Variable rate	2,755
Trust preferred securities	2,624
Fair value adjustment (c)	445
Total unsecured debt	27,191	0.32 - 10.29%	6.28%	2014 - 2049
Secured debt
Fixed rate	20,492
Variable rate	21,782
Total secured debt (d) (e)	42,274	0.40 - 4.59%	0.98%	2014 - 2022
Total long-term debt	$69,465

(a)	Based on the debt outstanding and the interest rate at December 31 of each year.

(b)	Includes subordinated debt of $297 million at December 31, 2014 and $271 million at December 31, 2013.

(c)	Amount represents the hedge accounting adjustment of fixed-rate debt.

(d)	Includes $24.3 billion and $24.1 billion of VIE secured debt outstanding at December 31, 2014 and 2013, respectively.

(e)	Includes $17.0 billion and $15.1 billion of debt outstanding from the Automotive secured revolving credit facilities at December 31, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	2014			2013
December 31, ($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$4,809	$12,629	$17,438	$5,321	$11,851	$17,172
Due after one year	17,154	31,514	48,668	21,425	30,423	51,848
Fair value adjustment	452	—	452	445	—	445
Total long-term debt	$22,415	$44,143	$66,558	$27,191	$42,274	$69,465
The following table presents the scheduled remaining maturity of long-term debt, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2015	2016	2017	2018	2019	2020 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$4,867	$1,934	$4,399	$1,278	$1,625	$9,275	$452	$23,830
Original issue discount	(58)	(69)	(80)	(93)	(32)	(1,083)	—	(1,415)
Total unsecured	4,809	1,865	4,319	1,185	1,593	8,192	452	22,415
Secured
Long-term debt	12,629	11,576	11,225	4,274	2,514	1,925	—	44,143
Total long-term debt	$17,438	$13,441	$15,544	$5,459	$4,107	$10,117	$452	$66,558
To achieve the desired balance between fixed- and variable-rate debt, we utilize interest rate swap agreements. The use of these derivative financial instruments had the effect of synthetically converting $7.4 billion of our fixed-rate debt into variable-rate obligations and $2.4 billion of our variable-rate debt into fixed-rate obligations at December 31, 2014.
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	2014		2013
December 31, ($ in millions)	Total	Ally Bank (a)	Total	Ally Bank (a)
Investment securities	$786	$786	$2,864	$2,864
Mortgage assets held-for-investment and lending receivables	7,541	7,541	8,524	8,524
Consumer automotive finance receivables	33,438	11,263	32,947	12,332
Commercial automotive finance receivables	20,605	20,083	21,249	21,249
Investment in operating leases, net	6,820	4,672	5,810	3,190
Other assets	—	—	563	—
Total assets restricted as collateral (b) (c)	$69,190	$44,345	$71,957	$48,159
Secured debt (d)	$47,867	$27,134	$47,594	$27,818

(a)	Ally Bank is a component of the total column.

(b)
Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB), and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $10.7 billion and $12.7 billion at December 31, 2014, and 2013, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans, net. Ally Bank has access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the Federal Reserve Bank totaling $3.2 billion and $3.2 billion at December 31, 2014, and 2013, respectively. These assets were composed of consumer automotive finance receivables and loans, net and investment in operating leases, net. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(c)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Consolidated Balance Sheet. Refer to Note 13 for additional information.

(d)	Includes $3.7 billion and $5.3 billion of short-term borrowings at December 31, 2014, and 2013, respectively.
Covenants and Other Requirements
In secured funding transactions, there are trigger events that could cause the debt to be prepaid at an accelerated rate or could cause our usage of the credit facility to be discontinued. The triggers are generally based on the financial health and performance of the servicer as well as performance criteria for the pool of receivables, such as delinquency ratios, loss ratios, and commercial payment rates. During 2014, there were no trigger events that resulted in the repayment of debt at an accelerated rate or impacted the usage of our credit facilities.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Funding Facilities
We utilize both committed and other credit facilities. The amounts outstanding under our various funding facilities are included on our Consolidated Balance Sheet.
As of December 31, 2014, Ally Bank had exclusive access to $3.5 billion of funding capacity from committed credit facilities. Funding programs supported by the Federal Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private committed facilities.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At December 31, 2014, $20.7 billion of our $22.0 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of December 31, 2014, we had $13.4 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.
Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
December 31, ($ in millions)	2014	2013	2014	2013	2014	2013
Bank funding
Secured	$3,250	$2,750	$250	$250	$3,500	$3,000
Parent funding
Secured (b)	15,030	15,159	3,425	6,497	18,455	21,656
Total committed facilities	$18,280	$17,909	$3,675	$6,747	$21,955	$24,656

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Includes the secured facility of Corporate Finance at December 31, 2013.
17.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

December 31, ($ in millions)	2014	2013
Employee compensation and benefits	$298	$437
Accounts payable	298	414
Fair value of derivative contracts in payable position (a)	252	317
Reserves for insurance losses and loss adjustment expenses	208	275
Deferred revenue	151	122
Collateral received from counterparties	71	159
Other liabilities (b)	457	673
Total accrued expenses and other liabilities	$1,735	$2,397

(a)	For additional information on derivative instruments and hedging activities, refer to Note 22.

(b)	Included $150 million accrual for insurance proceeds to be contributed to the ResCap estate at December 31, 2013. The outstanding accrual was paid in April 2014.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

18.    Equity
Common Stock
In April 2014, we completed an initial public offering (IPO) of our common stock. All proceeds from the offering were obtained by the U.S. Department of the Treasury (Treasury) as the single selling stockholder. In connection with the IPO, we effected a 310-for-one stock split on shares of our common stock, $0.01 par value per share. Accordingly, all references in the Consolidated Financial Statements to share and per share amounts relating to common stock have been adjusted, on a retroactive basis, to recognize the 310-for-one stock split. In addition, on April 9, 2014, we increased the number of shares authorized for issuance of common stock to 1.1 billion. The following table presents changes in the number of shares issued and outstanding.

Year ended December 31, (in shares)	2014	2013	2012
Common stock
Total issued and outstanding, January 1,	479,767,470	412,600,700	412,600,700
New issuances
Employee benefits and compensation plans	368,569	—	—
Private placement (a)	—	67,166,770	—
Total issued, December 31,	480,136,039	479,767,470	412,600,700
Purchase of treasury stock	(41,148)	—	—
Total outstanding, December 31,	480,094,891	479,767,470	412,600,700
Total treasury stock, December 31,	41,148	—	—

(a)	On November 20, 2013, Ally completed its private placement of its common stock for an aggregate price of $1.3 billion.
Preferred Stock
Series A Preferred Stock
Holders of the Series A Preferred Stock are entitled to receive, when, and if declared by Ally, noncumulative cash dividends. Beginning March 25, 2011, to but excluding May 15, 2016, dividends accrue at a fixed rate of 8.5% per annum. Beginning on May 15, 2016, dividends will accrue at a rate equal to three-month London interbank offer rate (LIBOR) plus 6.243%, commencing on August 15, 2016, in each case on the 15th day of February, May, August, and November. Dividends will be payable to holders of record at the close of business on the preceding February 1, May 1, August 1, or November 1, as the case may be, or on such other date, not more than seventy calendar days prior to the dividend payment date, as will be fixed by the Ally Board of Directors. In the event that dividends with respect to a dividend period have not been paid in full on the dividend payment date, we will be prohibited, subject to certain specified exceptions, from (i) redeeming, purchasing or otherwise acquiring, any stock that ranks on a parity basis with, or junior in interest to, the Series A Preferred Stock; (ii) paying any dividends or making any distributions with respect to any stock that ranks junior in interest to the Series A Preferred Stock, until such time as Ally has paid the dividends payable on shares of the Series A Preferred Stock with respect to a subsequent dividend period; and (iii) declaring or paying any dividend on any stock ranking on a parity basis with the Series A Preferred Stock, subject to certain exceptions.
The holders of the Series A Preferred Stock do not have voting rights other than those set forth in the certificate of designations for the Series A Preferred Stock included in Ally's Certificate of Incorporation. Ally may not redeem the Series A Preferred Stock before May 15, 2016, and after such time the Series A Preferred Stock may be redeemed in certain circumstances. In the event of any liquidation, dissolution or winding up of the affairs of Ally, holders of the Series A Preferred Stock will be entitled to receive the liquidation amount per share of Series A Preferred Stock and an amount equal to all declared, but unpaid dividends declared prior to the date of payment out of assets available for distribution, before any distribution is made for holders of stock that ranks junior in interest to the Series A Preferred Stock, subject to the rights of Ally's creditors.
On April 9, 2014, we decreased the number of shares authorized for issuance of Series A Preferred Stock to approximately 41 million.
Series G Preferred Stock
The Series G Preferred Stock ranks equally in right of payment with each of our outstanding series of preferred stock in accordance with the terms thereof. The Series G Preferred Stock accrues dividends at a rate of 7% per annum. Dividends are payable quarterly, in arrears, only if and when declared by Ally's Board of Directors. Subject to any other restrictions contained in the terms of any other series of stock or other agreements that Ally is or may become subject to, at Ally's option and subject to Ally having obtained any required regulatory approvals, Ally may, subject to certain conditions, redeem the Series G Preferred Stock, in whole or in part, at any time or from time to time, upon proper notice given, at a redemption price equal to the liquidation amount plus the amount of any accrued and unpaid dividends thereon through the date of redemption. Any such redemption of all or a portion of the outstanding Series G Preferred Stock would result in a reduction of Tier 1 common equity equal to the difference between the total liquidation preference and our carrying value for the Series G Preferred Stock. Further, so long as any shares of Series G Preferred Stock remain outstanding, if any shares of Parity Stock (as defined in the certificate of designation for the Series G Preferred Stock) are redeemed, then shares of the Series G Preferred Stock shall also be redeemed on a pro rata basis based on the aggregate liquidation amount of the Series G Preferred Stock and such Parity Stock. The Series G Preferred Stock generally is nonvoting other than class-voting on certain matters under certain circumstances including generally, the authorization of senior capital stock or amendments that adversely impact the Series G Preferred Stock. Ally may only make Restricted Payments if certain

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

conditions are satisfied. For this purpose, Restricted Payments include, subject to certain exceptions, any dividend payment or distribution of assets on any common stock or any redemption, purchase, or other acquisition of any shares of common stock.
The following table summarizes information about our Series A and Series G preferred stock.

December 31,	2014	2013
Series A preferred stock (a)
Carrying value ($ in millions)	$1,021	$1,021
Par value (per share)	0.01	0.01
Liquidation preference (per share)	25	25
Number of shares authorized	40,870,560	160,870,560
Number of shares issued and outstanding	40,870,560	40,870,560
Dividend/coupon
Prior to May 15, 2016	8.5%	8.5%
On and after May 15, 2016	three month LIBOR + 6.243%	three month LIBOR + 6.243%
Series G preferred stock (b) (c)
Carrying value ($ in millions)	$234	$234
Par value (per share)	0.01	0.01
Liquidation preference (per share)	1,000	1,000
Number of shares authorized	2,576,601	2,576,601
Number of shares issued and outstanding	2,576,601	2,576,601
Dividend/coupon	7%	7%

(a)	Nonredeemable prior to May 15, 2016.

(b)
Pursuant to a registration rights agreement, we are required to maintain an effective shelf registration statement. In the event we fail to meet this obligation, we may be required to pay additional interest to the holders of the Series G Preferred Stock.

(c)	Redeemable.
19.    Accumulated Other Comprehensive (Loss) Income
The following table presents changes, net of tax, in each component of accumulated other comprehensive (loss) income.

($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at January 1, 2012	$(114)	$352	$6	$(157)	$87
2012 net change	190	16	(4)	22	224
Balance at December 31, 2012	76	368	2	(135)	311
2013 net change	(345)	(303)	3	58	(587)
Balance at December 31, 2013	(269)	65	5	(77)	(276)
2014 net change	248	(29)	2	(11)	210
Balance at December 31, 2014	$(21)	$36	$7	$(88)	$(66)

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 22.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the before- and after-tax changes in each component of accumulated other comprehensive (loss) income.

December 31, ($ in millions)	Before Tax		Tax Effect		After Tax
2014
Unrealized gains on investment securities
Net unrealized gains arising during the period	$557		$(142)		$415
Less: Net realized gains reclassified to income from continuing operations	181	(a)	(14)	(b)	167
Net change	376		(128)		248
Translation adjustments
Net unrealized losses arising during the period	(27)		10		(17)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	23		(3)		20
Net change	(50)		13		(37)
Net investment hedges (c)
Net unrealized gains arising during the period	13		(5)		8
Cash flow hedges (c)
Net unrealized gains arising during the period	2		—		2
Defined benefit pension plans
Net unrealized losses arising during the period	(24)		9		(15)
Less: Net losses reclassified to income from continuing operations	(7)	(d)	3	(b)	(4)
Net change	(17)		6		(11)
Other comprehensive income	$324		$(114)		$210
2013
Unrealized losses on investment securities
Net unrealized losses arising during the period	$(333)		$174		$(159)
Less: Net realized gains reclassified to income from continuing operations	180	(a)	(2)	(b)	178
Less: Net realized gains reclassified to income from discontinued operations, net of tax	10		(2)		8
Net change	(523)		178		(345)
Translation adjustments
Net unrealized losses arising during the period	(104)		24		(80)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	337		92		429
Net change	(441)		(68)		(509)
Net investment hedges (c)
Net unrealized gains arising during the period	59		(22)		37
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(250)		81		(169)
Net change	309		(103)		206
Cash flow hedges (c)
Net unrealized losses arising during the period	(1)		—		(1)
Less: Net realized losses reclassified to income from continuing operations	(7)	(e)	3	(b)	(4)
Net change	6		(3)		3
Defined benefit pension plans
Net unrealized gains arising during the period	26		(8)		18
Less: Net losses reclassified to income from continuing operations	(2)	(d)	—	(b)	(2)
Less: Net losses reclassified to income from discontinued operations, net of tax	(49)		11		(38)
Net change	77		(19)		58
Other comprehensive income	$(572)		$(15)		$(587)

(a)	Includes gains reclassified to other gain on investments, net in our Consolidated Statement of Income.

(b)	Includes amounts reclassified to income tax (benefit) expense from continuing operations in our Consolidated Statement of Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 22.

(d)	Includes losses reclassified to compensation and benefits expense in our Consolidated Statement of Income.

(e)	Includes losses reclassified to long-term debt in our Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

20.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

Year ended December 31, ($ in millions except per share data)	2014	2013	2012
Net income from continuing operations	$925	$416	$1,370
Preferred stock dividends — U.S. Department of the Treasury	—	(543)	(535)
Impact of repurchase of mandatorily convertible preferred stock held by U.S. Department of the Treasury and elimination of share adjustment right	—	(240)	—
Preferred stock dividends	(268)	(267)	(267)
Net income (loss) from continuing operations attributable to common shareholders	657	(634)	568
Income (loss) from discontinued operations, net of tax	225	(55)	(174)
Net income (loss) attributable to common shareholders	$882	$(689)	$394
Basic weighted-average common shares outstanding (a)	481,154,609	420,166,188	412,600,700
Diluted weighted-average common shares outstanding (a) (b)	481,933,811	420,166,188	412,600,700
Basic earnings per common share
Net income (loss) from continuing operations	$1.36	$(1.51)	$1.38
Income (loss) from discontinued operations, net of tax	0.47	(0.13)	(0.42)
Net income (loss)	$1.83	$(1.64)	$0.96
Diluted earnings per common share
Net income (loss) from continuing operations	$1.36	$(1.51)	$1.38
Income (loss) from discontinued operations, net of tax	0.47	(0.13)	(0.42)
Net income (loss)	$1.83	$(1.64)	$0.96

(a)	Includes shares related to share-based compensation that have vested but have not been issued for the year ended December 31, 2014.

(b)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss from continuing operations attributable to common shareholders for 2013, net (loss) income from continuing operations attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The effects of converting the outstanding Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares are not included in the diluted earnings per share calculation for the years ended December 31, 2013, and 2012, respectively, as the effects would be antidilutive for those periods. As such, 89 million, and 178 million of potential common shares were excluded from the diluted earnings per share calculation for the years ended December 31, 2013, and 2012, respectively.
21.    Regulatory Capital and Other Regulatory Matters
As a BHC, we and our wholly-owned state-chartered banking subsidiary, Ally Bank, are subject to risk-based and leverage capital requirements issued by U.S. banking regulators that require us to maintain regulatory capital ratios above minimum levels. On January 1, 2015, the capital standards applicable to Ally transitioned from a framework based on the 1988 Basel I capital accord to one based on the 2010 Basel III capital framework.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements or the results of operations and financial condition of Ally and Ally Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our capital, assets and certain off-balance sheet items. These measures and related classifications, which are used in our risk-based and leverage capital ratios, are also subject to qualitative judgments by the regulators about the components of capital, the risk-weightings of our assets and other exposures, and other factors. The U.S. banking regulators also use these ratios and guidelines as part of the capital planning and stress testing processes.
A risk-based capital ratio is the ratio of a banking organization’s regulatory capital (numerator) to its risk-weighted assets (denominator). Under the capital framework effective until December 31, 2014 (U.S. Basel I), regulatory capital was divided into two tiers: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consisted of common equity, minority interests, and qualifying noncumulative preferred stock, less goodwill and other adjustments. Tier 2 capital generally consisted of perpetual preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt and the allowance for loan losses, and other adjustments. The amount of Tier 2 capital was not permitted to exceed the amount of Tier 1 capital. Total regulatory capital was the sum of Tier 1 and Tier 2 capital. Under U.S. Basel I, risk-weighted assets were determined by allocating assets and specified off-balance sheet financial instruments into several broad risk weight categories with higher risk weights (expressed in percentage) assigned to asset classes that present greater perceived risk. Under U.S. Basel I, banking organizations were required to maintain a minimum Total risk-based capital ratio (Total capital to risk-weighted assets) of 8% and a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 4%.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The U.S. banking regulators also have established minimum leverage capital ratio requirements. The Tier 1 leverage ratio is defined as Tier 1 capital divided by adjusted quarterly average total assets (which reflect adjustments for disallowed goodwill and certain intangible assets). Under U.S. Basel I, the minimum U.S. Tier 1 leverage ratio was 3% or 4% depending on factors specified in the regulations.
In order for Ally to maintain its status as a FHC, Ally and its bank subsidiary, Ally Bank, must remain “well-capitalized” and “well-managed,” as defined under applicable law. Under the regulations in effect as of December 31, 2014, in order to be “well-capitalized,” a BHC, such as Ally, must have a Tier 1 risk-based capital ratio of at least 6% and a Total risk-based capital ratio of at least 10%, while an insured depository institution was “well-capitalized” if it had a Tier 1 risk-based capital ratio of at least 6%, a Total risk-based capital ratio of at least 10%, and a Tier 1 leverage ratio of at least 5%, unless subject to a regulatory directive to maintain higher capital levels. Effective January 1, 2015, the “well-capitalized” standard for insured depository institutions, such as Ally Bank, was revised to reflect the new and higher capital requirements in the U.S. Basel III final rules.
In the context of capital planning and stress testing, the U.S. banking regulators have also developed a measure of capital called “Tier 1 common,” which is defined as Tier 1 capital less noncommon elements, including qualifying perpetual preferred stock, minority interest in subsidiaries, trust preferred securities, and mandatory convertible preferred securities. Tier 1 common is used by banking regulators, investors and analysts to assess and compare the quality and composition of Ally's capital with the capital of other financial services companies. Also, BHCs with total consolidated assets of $50 billion or more, such as Ally, must develop and maintain a capital plan annually, and among other elements, the capital plan must include a discussion of how we will maintain a pro forma Tier 1 common risk-based capital ratio (Tier 1 common to risk-weighted assets) above 5% under expected conditions and certain stressed scenarios.
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
The following table summarizes our capital ratios under the U.S. Basel I capital framework.

	2014		2013		Required minimum		Well-capitalized minimum
December 31, ($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$16,389	12.55%	$15,165	11.79%	4.00%		6.00%
Ally Bank	16,022	16.89	15,159	16.73	4.00		6.00
Total (to risk-weighted assets)
Ally Financial Inc.	$17,294	13.24%	$16,405	12.76%	8.00%		10.00%
Ally Bank	16,468	17.36	15,809	17.45	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (a)
Ally Financial Inc.	$16,389	10.94%	$15,165	10.23%	3.00–4.00%		(b)
Ally Bank	16,022	15.44	15,159	15.77	15.00	(c)	5.00%
Tier 1 common (to risk-weighted assets)
Ally Financial Inc.	$12,588	9.64%	$11,366	8.84%	n/a		n/a
Ally Bank	16,022	16.89	15,159	16.73	n/a		n/a
n/a = not applicable

(a)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(b)	Currently, there is no Tier 1 leverage component in the definition of "well-capitalized" for a BHC.

(c)	Ally Bank, in accordance with the CLMA, is required to maintain a Tier 1 leverage ratio of at least 15%.
At December 31, 2014, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
Basel III Capital Framework and Other Regulatory Matters
In December 2010, the Basel Committee reached an agreement on the Basel III capital framework, which was designed to increase the quality and quantity of regulatory capital by introducing new risk-based and leverage capital standards. In July 2013, the U.S. banking regulators finalized rules implementing the Basel III capital framework and related Dodd-Frank Act provisions (U.S. Basel III). U.S. Basel III represents substantial revisions to the existing regulatory capital standards for U.S. banking organizations. Ally became subject to U.S. Basel III beginning on January 1, 2015. Certain aspects of U.S. Basel III, including the new capital buffers and regulatory capital deductions, will be phased in over several years.
U.S. Basel III subjects Ally to a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum Total risk-based capital ratio of 8%. In addition to these minimum requirements, Ally will also be subject to a

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Common Equity Tier 1 capital conservation buffer of more than 2.5%, subject to a phase-in from January 1, 2016 through December 31, 2018. Failure to maintain the full amount of the buffer will result in restrictions on Ally’s ability to make capital distributions, including dividend payment and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. In addition to these new risk-based capital standards, U.S. Basel III subjects all U.S. banking organizations, including Ally, to a minimum Tier 1 leverage ratio of 4%, the denominator of which takes into account only on-balance sheet assets.
In addition to introducing new capital ratios, U.S. Basel III revises the eligibility criteria for regulatory capital instruments and provides for the phase-out of existing capital instruments that do not satisfy the new criteria. Subject to certain exceptions (e.g., for certain debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other “hybrid” securities will be phased out from a banking organization’s Tier 1 capital by January 1, 2016. Also, subject to a phase-in schedule, certain new items will be deducted from Common Equity Tier 1 capital, and certain other deductions from regulatory capital will be modified. Among other things, U.S. Basel III requires significant investments in the common shares of unconsolidated financial institutions, MSRs, and certain deferred tax assets that exceed specified individual and aggregate thresholds to be deducted from Common Equity Tier 1 capital. U.S. Basel III also revises the U.S. Basel I-based standardized approach for calculating risk-weighted assets by, among other things, modifying certain risk weights and introducing new methods for calculating risk-weighted assets for certain types of assets and exposures. Ally is subject to the U.S. Basel III standardized approach for counterparty credit risk. It is not subject to the U.S. Basel III advanced approaches for counterparty credit risk.
Ally is currently not subject to the U.S. market risk capital rule, which applies only to banking organizations with significant trading assets and liabilities.
Compliance with evolving capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.
Capital Planning and Stress Tests
As a BHC with $50 billion or more of consolidated assets, Ally is required to conduct periodic internal stress tests, is subject to an annual supervisory stress test conducted by the FRB, and must submit an annual capital plan to the Board of Governors of the Federal Reserve System (FRB). In October 2014, the FRB issued instructions and scenarios for the 2015 capital planning and stress test processes.
Ally’s capital plan must include a description of all planned capital actions over a nine-quarter planning horizon. The capital plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5%, and serve as a source of strength to Ally Bank. The FRB must approve Ally's capital plan before Ally may take any capital action. Even with an approved capital plan, Ally must seek the approval of the FRB before making a capital distribution if, among other factors, Ally would not meet its regulatory capital requirements after making the proposed capital distribution. Ally expects that, on March 11, 2015, the FRB will either provide a notice of non-objection or object to Ally’s 2015 capital plan, which was submitted to the FRB on January 5, 2015 with planned capital actions.
On January 5, 2015, Ally submitted the results of its semi-annual stress test to the FRB and must publicly disclose summary results of the stress test under the most severe scenario in March 2015 in accordance with regulatory requirements. In addition, Ally Bank submitted the results of its annual company-run stress test to the FDIC on January 5, 2015. Ally Bank must also conduct a stress test under the severely adverse economic scenario, and summary results of this test must be publicly disclosed.
On October 17, 2014, the FRB issued a final rule that modifies the capital plan rule and stress testing requirements. Among other things, beginning in 2016, bank holding companies must submit their capital plans and stress testing results to the FRB on or before April 5 of each year.
Depository Institutions
Ally Bank is a state nonmember bank, chartered by the State of Utah, and subject to the supervision of the FDIC and the Utah Department of Financial Institutions (Utah DFI). Ally Bank's deposits are insured by the FDIC, and Ally Bank is required to file periodic reports with the Federal Deposit Insurance Corporation (FDIC) concerning its financial condition. Total assets of Ally Bank were $104.5 billion and $98.7 billion at December 31, 2014 and 2013, respectively. Ally Bank is subject to Utah law (and, in certain instances, federal law) that places restrictions and limitations on the amount of dividends or other distributions. Dividends or other distributions made by Ally Bank to Ally were $1.8 billion in 2014. Ally Bank did not make any dividend or other distributions to Ally in 2013 or 2012.
The FRB requires banks to maintain minimum average reserve balances. The amount of the required reserve balance for Ally Bank was $313 million and $416 million at December 31, 2014 and 2013, respectively.
Mortgage Operations
Our mortgage business is subject to extensive federal, state, and local laws, rules, and regulations, in addition to judicial and administrative decisions that impose requirements and restrictions on this business. The mortgage business is also subject to examination by the Federal Housing Commissioner to assure compliance with Federal Housing Administration regulations, policies, and procedures. The federal, state, and local laws, rules, and regulations to which our mortgage business is subject, among other things, impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged; regulate the use of credit

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

reports and the reporting of credit information; impose underwriting requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices, including the assessment, collection, foreclosure, claims handling, and investment and interest payments on escrow accounts.
Ally Bank is required to satisfy regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state, and foreign agencies that could have a material effect on our results of operations and financial condition. Ally Bank was in compliance with these requirements at December 31, 2014.
Insurance Companies
Certain of our Insurance companies are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions under applicable state and foreign insurance law, and the rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under various state and foreign insurance regulations, dividend distributions may be made only from statutory unassigned surplus, with approvals required from the regulatory authorities for dividends in excess of certain statutory limitations. At December 31, 2014, the maximum dividend that could be paid by the U.S. insurance subsidiaries over the next twelve months without prior statutory approval was $106 million.
22.     Derivative Instruments and Hedging Activities
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
We also execute economic hedges, which consist of interest rate swaps and interest rate caps held to mitigate interest rate risk associated with our debt portfolio. We also use interest rate swaps to economically hedge our net fixed-versus-variable interest rate exposure. We enter into economic hedges in the form of short-dated, exchange-traded Eurodollar futures to hedge the interest rate exposure of our fixed-rate automotive loans, as well as forwards, options, and swaptions to economically hedge our net fixed-versus-variable interest rate exposure.
In the past, we used a multitude of derivative instruments to manage interest rate risk related to MSRs, mortgage loan commitments, and mortgage loans held-for-sale. They included, but were not limited to, interest rate swaps, forward sales of mortgage backed securities, interest rate futures contracts, options on U.S. Treasuries, swaptions, interest rate floors, and interest rate caps. Since we no longer have exposures to these activities, we no longer utilize these hedge strategies as of December 31, 2014.
Foreign Exchange Risk
We enter into derivative financial instrument contracts to mitigate the risk associated with variability in cash flows related to our various foreign-currency exposures.
We enter into foreign-currency forwards with external counterparties as net investment hedges of foreign exchange exposure on our investments in foreign subsidiaries. However, we have reduced our foreign exchange exposure to net investments in foreign operations through the sales and disposals of discontinued international businesses. Refer to Note 2 for further details on these sales.
Our remaining foreign subsidiaries in wind-down maintain both assets and liabilities in local currencies. These local currencies are generally the subsidiaries' functional currencies for accounting purposes. Foreign-currency-exchange-rate gains and losses arise when the assets or liabilities of our subsidiaries are denominated in currencies that differ from its functional currency. In addition, our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our accumulated other comprehensive income (loss).

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

We utilize a cross-currency swap to economically hedge foreign exchange exposure on foreign-currency-denominated debt by converting the funding currency to our functional currency. This swap was entered into concurrent with the debt issuance with the terms of the derivative matching the terms of the underlying debt.
We also enter into foreign currency forwards to economically hedge our foreign denominated debt, our centralized lending program, and foreign-denominated third party loans. The hedge of foreign denominated debt was entered into concurrent with the debt issuance with the terms of the derivative matching the terms of the underlying debt. The centralized lending program manages liquidity for our subsidiary businesses, but as of December 31, 2014, this activity is immaterial. Foreign-currency-denominated loan agreements are executed with our foreign subsidiaries in their local currencies. We evaluate our foreign-currency exposure resulting from intercompany lending and manage our currency risk exposure by entering into foreign-currency derivatives with external counterparties. Our remaining foreign-currency derivatives, such as hedges of foreign-denominated third party loans, are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
Market Risk
We enter into equity options to economically hedge our exposure to the equity markets. We purchase options to assume a long position on certain equities and write options to assume a short position.
During the year ended December 31, 2014, we also entered into prepaid equity forward contracts to economically hedge the price risk associated with certain of our executive share-based compensation plans described in Note 24. The prepaid equity forward contracts are hybrid instruments containing an embedded forward contract, which is considered a derivative instrument. The embedded derivative instrument is bifurcated from the host contract and is recorded at fair value with changes in fair value recorded in compensation and benefits expense. The balance of the prepaid component of these equity forward contracts is $74 million as of December 31, 2014, and was recorded within other assets on the Consolidated Balance Sheet.
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
We placed cash and securities collateral totaling $236 million and $328 million at December 31, 2014 and 2013, respectively, in accounts maintained by counterparties, $18 million of which relates to non-derivative collateral at December 31, 2014 and December 31, 2013. We received cash collateral from counterparties totaling $71 million and $159 million at December 31, 2014 and 2013, respectively. The receivables for collateral placed and the payables for collateral received are included on our Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Consolidated Balance Sheet unless certain conditions are met. At December 31, 2014 and 2013, we received noncash collateral of $15 million and $18 million, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Balance Sheet Presentation
The following table summarizes the fair value amounts of derivative instruments reported on our Consolidated Balance Sheet. The fair value amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories. The notional amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments.

	2014			2013
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
December 31, ($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives qualifying for hedge accounting
Interest rate contracts
Swaps (c)	$118	$7	$18,554	$204	$169	$21,606
Foreign exchange contracts
Forwards	—	—	210	3	—	326
Total derivatives qualifying for hedge accounting	118	7	18,764	207	169	21,932
Economic hedges
Interest rate contracts
Swaps	40	65	11,979	36	44	13,613
Futures and forwards	4	2	18,886	11	3	29,836
Written options	—	94	14,823	—	94	11,132
Purchased options	94	—	15,159	95	—	22,962
Total interest rate risk	138	161	60,847	142	141	77,543
Foreign exchange contracts
Swaps	—	74	1,210	12	1	1,379
Futures and forwards	5	4	304	1	1	330
Written options	—	—	—	—	—	17
Purchased options	—	—	—	—	—	17
Total foreign exchange risk	5	78	1,514	13	2	1,743
Equity contracts
Forwards	—	3	74	—	—	—
Written options	—	3	1	—	5	3
Purchased options	2	—	—	—	—	—
Total equity risk	2	6	75	—	5	3
Total economic hedges	145	245	62,436	155	148	79,289
Total derivatives	$263	$252	$81,200	$362	$317	$101,221

(a)
Derivative contracts in a receivable position are classified as other assets on the Consolidated Balance Sheet, and includes accrued interest of $50 million and $120 million at December 31, 2014 and 2013, respectively.

(b)
Derivative contracts in a liability position are classified as accrued expenses and other liabilities on the Consolidated Balance sheet, and includes accrued interest of $17 million and $12 million at December 31, 2014 and 2013, respectively.

(c)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate debt obligations with $97 million and $196 million in a receivable position, $1 million and $163 million in a payable position, and of a $4.7 billion and $8.5 billion notional amount at December 31, 2014 and December 31, 2013, respectively. Of the hedge notional amount at December 31, 2014, $2.7 billion is associated with debt maturing in five or more years. Other fair value hedges include pay-fixed swaps on portfolios of held-for-investment automotive loan assets with $21 million and $9 million in a receivable position, $6 million and $5 million in a payable position, and of a $13.9 billion and $12.6 billion notional amount at December 31, 2014 and December 31, 2013, respectively. Also includes cash flow hedges consisting of pay-fixed swaps on floating rate debt obligations with $1 million in a payable position, and of a $495 million notional amount at December 31, 2013.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Statement of Income and Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Consolidated Statement of Income.

Year ended December 31, ($ in millions)	2014	2013	2012
Derivatives qualifying for hedge accounting
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Interest and fees on finance receivables and loans (a)	$15	$7	$—
Interest on long-term debt (b)	199	(389)	164
Gain (loss) recognized in earnings on hedged items (c)
Interest rate contracts
Interest and fees on finance receivables and loans	34	2	—
Interest on long-term debt	(185)	402	(193)
Total derivatives qualifying for hedge accounting	63	22	(29)
Economic derivatives
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Servicing asset valuation and hedge activities, net	—	(112)	556
Loss on mortgage and automotive loans, net	—	(37)	(5)
Other income, net of losses (d)	(37)	14	(18)
Total interest rate contracts	(37)	(135)	533
Foreign exchange contracts (e)
Interest on long-term debt	(172)	94	(39)
Other income, net of losses	12	24	(48)
Total foreign exchange contracts	(160)	118	(87)
Equity contracts
Compensation and benefits expense	(5)	—	—
Total equity contracts	(5)	—	—
(Loss) gain recognized in earnings on derivatives	$(139)	$5	$417

(a)
Amounts exclude losses related to interest for qualifying accounting hedges of portfolios of retail automotive loans held-for-investment of $61 million and $9 million for the years ended December 31, 2014 and 2013, respectively. These losses are primarily offset by the fixed coupon receipts on the consumer automotive loans held-for-investment.

(b)
Amounts exclude gains related to interest for qualifying accounting hedges of debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $112 million, $131 million, and $119 million for the years ended December 31, 2014, 2013, and 2012, respectively.

(c)
Amounts exclude gains related to amortization of deferred basis adjustments on the de-designated hedged item of $155 million, $247 million, and $226 million for the years ended December 31, 2014, 2013, and 2012, respectively.

(d)	Amounts in 2012 include other income from derivatives held for trading purposes entered into by our broker-dealer.

(e)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Gains of $165 million, losses of $117 million, and gains of $87 million, were recognized for the years ended December 31, 2014, 2013, and 2012, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes derivative instruments used in cash flow and net investment hedge accounting relationships.

Year ended December 31, ($ in millions)	2014	2013	2012
Cash flow hedges
Interest rate contracts
(Loss) gain reclassified from accumulated other comprehensive income to interest on long-term debt (a)	$(2)	$(7)	$1
Loss recorded directly to interest on long-term debt	—	—	(7)
Total interest on long-term debt	$(2)	$(7)	$(6)
Gain (loss) recognized in other comprehensive income	$2	$6	$(7)
Net investment hedges
Foreign exchange contracts
Loss reclassified from accumulated other comprehensive income to income (loss) from discontinued operations, net	$—	$(250)	$(1)
Total loss from discontinued operations, net	$—	$(250)	$(1)
Gain (loss) recognized in other comprehensive income (b)	$13	$309	$(270)

(a)
The amount represents losses reclassified from other comprehensive income (OCI) into earnings as a result of the discontinuance of hedge accounting because it is probable that the forecasted transaction will not occur.

(b)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive income related to the revaluation of the related net investment in foreign operations. There were losses of $41 million and $582 million, and gains of $285 million for the years ended December 31, 2014, 2013, and 2012, respectively.

23.    Income Taxes
The significant components of income tax expense (benefit) from continuing operations were as follows.

Year ended December 31, ($ in millions)	2014	2013	2012
Current income tax (benefit) expense
U.S. federal	$(3)	$—	$—
Foreign	8	4	(24)
State and local	5	—	10
Total current expense (benefit)	10	4	(14)
Deferred income tax expense (benefit)
U.S. federal	270	(67)	(663)
Foreign	2	(1)	25
State and local	39	5	(204)
Total deferred expense (benefit)	311	(63)	(842)
Total income tax expense (benefit) from continuing operations	$321	$(59)	$(856)
A reconciliation of income tax expense (benefit) from continuing operations with the amounts at the statutory U.S. federal income tax rate is shown in the following table.

Year ended December 31, ($ in millions)	2014	2013	2012
Statutory U.S. federal tax expense (benefit)	$436	$125	$180
Change in tax resulting from
Effect of valuation allowance change	(64)	(154)	(1,022)
Changes in unrecognized tax benefits	(63)	(10)	(6)
Tax law enactment	(39)	(44)	—
Tax credits	(10)	(45)	(45)
Non-deductible expenses	31	26	12
State and local income taxes, net of federal income tax benefit	48	16	(34)
Other, net	(18)	27	59
Total income tax expense (benefit) from continuing operations	$321	$(59)	$(856)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Our income tax expense (benefit) from continuing operations has not naturally corresponded with our income (loss) from continuing operations before income tax for the years ended December 31, 2014, 2013, and 2012, given we had U.S. and foreign valuation allowance movements during those years. For 2014, consolidated income tax expense from continuing operations is largely driven by tax attributable to pretax earnings for the year, offset by tax benefits recognized from the release of a portion of our valuation allowance on capital loss carryforwards utilized against current year capital gains, a reduction in the liability for unrecognized tax benefits resulting from the completion of the U.S. federal audit related to our 2009 tax year, and the reinstatement of the active financing exception included in the Tax Increase Prevention Act of 2014. For 2013, consolidated income tax benefit from continuing operations was largely driven by a release of a portion of our valuation allowance related to the measurement of foreign tax credit carryforwards anticipated to be utilized in the future and release of our valuation allowance on capital loss carryforwards. Additional benefit was also recognized from a tax law enactment that retroactively reinstated the active financing exception. For 2012, consolidated income tax benefit from continuing operations was largely driven by a release of a portion of our U.S. valuation allowance on the basis of management's reassessment of the amount of its deferred tax assets that were more likely than not to be realized.
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
The sale of our joint venture in China, which was completed in January 2015, will result in additional capital gains that will allow us to realize additional capital loss carryforwards. Any resulting reversal of valuation allowance on these deferred tax assets will be recognized as income tax benefit upon such reversal.
The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, ($ in millions)	2014	2013
Deferred tax assets
Tax credit carryforwards	$1,911	$1,874
Tax loss carryforwards	1,158	1,624
Mark-to-market on consumer finance receivables and loans	349	721
State and local taxes	227	297
Provision for loan losses	171	257
Unearned insurance premiums	141	140
Hedging transactions	139	177
Basis difference in subsidiaries	17	—
ResCap settlement accrual	—	53
Other	193	247
Gross deferred tax assets	4,306	5,390
Valuation allowance	(734)	(1,154)
Deferred tax assets, net of valuation allowance	3,572	4,236
Deferred tax liabilities
Lease transactions	1,148	1,527
Deferred acquisition costs	378	351
Debt transactions	161	191
Sales of finance receivables and loans	16	26
Basis difference in subsidiaries	—	55
Other	62	46
Gross deferred tax liabilities	1,765	2,196
Net deferred tax assets (a)	$1,807	$2,040

(a)
Total net deferred tax assets includes $1,812 million of net deferred tax assets included in other assets on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax asset position and $5 million included in accrued expenses and other liabilities on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax liability position at December 31, 2014.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes net deferred tax assets including related valuation allowances at December 31, 2014.

($ in millions)	Deferred Tax Asset/(Liability)		Valuation Allowance	Net Deferred Tax Asset/(Liability)	Years of Expiration
Tax credit carryforwards
Foreign tax credits	$1,741		$(478)	$1,263	2015 - 2023
General business credits	153		—	153	2032 - 2034
AMT credits	17		—	17	n/a
Total tax credit carryforwards	1,911		(478)	1,433
Tax loss carryforwards
Net operating losses — federal	1,001		—	1,001	2025 - 2033
Capital losses — federal	157		(135)	22	2015 - 2017
Total tax loss carryforwards	1,158		(135)	1,023
State and local tax carryforwards
Net operating losses — state	220		(82)	138	2015 - 2034
Capital losses — state	38		(33)	5	2015 - 2017
Total state and local carryforwards	258	(a)	(115)	143
Other deferred tax assets	979		(6)	973	n/a
Deferred tax assets	4,306		(734)	3,572
Deferred tax liabilities	(1,765)		—	(1,765)	n/a
Net deferred tax assets	$2,541		$(734)	$1,807

(a)	State net operating loss and capital loss carryforwards are included in the state and local taxes total disclosed in our deferred inventory table above.
As of December 31, 2014, we do not assert that any foreign earnings are indefinitely reinvested outside of the United States. As a result, all deferred tax liabilities for incremental U.S. tax that stem from temporary differences related to investments in foreign subsidiaries or foreign corporate joint ventures have been recognized as of December 31, 2014.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits.

($ in millions)	2014	2013	2012
Balance at January 1,	$262	$102	$198
Additions based on tax positions related to the current year	—	174	14
Additions for tax positions of prior years	9	1	2
Reductions for tax positions of prior years	—	—	(4)
Settlements	(79)	(14)	(17)
Expiration of statute of limitations	(1)	(1)	(4)
Foreign-currency translation adjustments	—	—	(5)
Deconsolidation of ResCap and discontinued operations	—	—	(82)
Balance at December 31,	$191	$262	$102
Included in the unrecognized tax benefits balances are some items, the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences and the portion of gross state unrecognized tax benefits that would be offset by the tax benefit of the associated federal deduction. At December 31, 2014, 2013, and 2012, the balance of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $182 million, $240 million, and $84 million, respectively.
We recognize accrued interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively. For the years ended December 31, 2014, 2013, and 2012, $1 million, $2 million, and $1 million, respectively, were accrued for interest and penalties with the cumulative accrued balance totaling $5 million at December 31, 2014, $7 million at December 31, 2013, and $7 million at December 31, 2012.
It is reasonably possible that certain tax positions may be settled within the next twelve months and the unrecognized tax benefits would decrease by up to $180 million.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

We file tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Our most significant operations remaining following our divestitures of various international operations are the United States and Canada. The oldest tax years that remain subject to examination for those jurisdictions are 2010 and 2011, respectively.
24.    Share-based Compensation Plans
Based on our transactions with Treasury during 2009, we were required to comply with certain limitations on executive pay as determined by the Special Master of Troubled Asset Relief Program (TARP) Compensation (Special Master). On December 24, 2014, as a result of Treasury completing the sale of all of its remaining shares in Ally's common stock, Ally exited TARP. We have established stock salary, or Deferred Stock Units (DSUs), and TARP Stock, or Incentive Restricted Stock Units (IRSUs), as forms of compensation to our senior executives, which were approved by the Special Master. We also granted Restricted Stock Units (RSUs) to executives under the Long-Term Equity Compensation Incentive Plan (LTIP), and have adopted the Ally Financial 2014 Incentive Compensation Plan, which allows us to grant an array of equity-based and cash incentive awards to our named executive officers and other employees and service providers (other than our non-employee directors). Each of our approved compensation plans and awards were designed to provide our executives with an opportunity to share in the future growth in the value of Ally, which is necessary to attract and retain key executives. For the year ended December 31, 2014, we did not amend our share-based compensation plans upon exiting TARP.
Prior to our IPO in April 2014, all share-based awards were settled in cash and required liability treatment under the accounting guidance. Accounting treatment for liability-classified awards requires compensation expense to be adjusted each period until the awards are settled based on the value of the underlying share price. Pursuant to the terms of the LTIP, the Ally Board of Directors is required to determine a share price valuation (Share Price Valuation) for share-based compensation awards not less than annually. The Share Price Valuation determined by the Board prior to the IPO, assisted by an independent advisor, considered, among other things, the stock price performance, on an indexed basis, of publicly traded common stock issued by certain comparative companies and considered Ally’s common stock as if it were freely tradable in the public markets. After the IPO, the share price valuation is based on the trading price for our stock. Also, after the IPO, certain awards, both existing and future grants, will be settled in stock and, as a result, will be accounted for as equity awards under the accounting guidance. For equity-classified awards, the compensation expense to be recognized over the vesting and service period is determined on the grant date. Certain awards will continue to require liability treatment and receive the same treatment as previously noted. For valuation purposes, we utilize Ally’s share price as of the grant date and the end of each reporting period for determining the necessary share-based compensation expense, depending on the classification of the awards. The per-share fair value based on market price for purposes of share-based compensation was $23.62 as of December 31, 2014. We had 38,492,672 shares authorized and available for future grants of incentive-based equity awards at December 31, 2014.
During 2014, we entered into prepaid equity forward contracts to economically hedge a portion of the price risk driven by fluctuations in the fair value of our DSU and IRSU awards. The prepaid equity forward contracts are hybrid instruments containing an embedded forward contract, which is considered a derivative instrument. The embedded derivative instrument is bifurcated from the host contract and is recorded at fair value with changes in fair value recorded as compensation and benefits expense in our Consolidated Statement of Income. For further information on our derivative instruments, refer to Note 22.
RSU Awards
RSU awards are incentive awards that have been granted to employees as phantom shares of Ally. Prior to our IPO, these awards were paid in cash. As a result, RSU awards required liability treatment and were remeasured quarterly at the Share Price Valuation until they were paid. The compensation costs related to these awards were ratably charged to expense over the applicable service period. Changes in the value related to the portion of the awards that had vested and had not been paid were recognized in earnings in the period in which the changes occurred. After the IPO, the majority of existing RSU awards will settle in the form of Ally common stock, which changed the award classification from a liability award to an equity award. As a result of this classification change, a modification to the accounting for the existing awards was required. As part of the modification, the stock closing price on the date of the IPO (April 10, 2014) of $23.98 was used as the modification date value, which resulted in the recording of an increase to additional paid-in capital of $62 million, with a corresponding decrease in the liability. The remaining RSU cost for these awards, based on the modification date value, will be ratably charged to expense over the applicable service periods with an offset to additional paid-in capital. RSU awards granted in 2012 can vest in one of two different methods. The first method allows vesting ratably over a three-year period starting on the date the award was issued, with awards fully vesting in February 2015. The second method allows vesting ratably over a two-year period, starting on the date the award was issued, with awards fully vesting in February 2014. RSU awards granted in 2013 and 2014 vest using a single method where vesting is ratable over a two-year period starting on the date the award was issued, with the majority of the awards fully vesting in January 2015 and January 2016. At December 31, 2014, there were a total of 4,293,216 RSU award shares outstanding, composed of 17,571 shares awarded during 2009, 17,219 shares awarded during 2010, 0 shares awarded during 2011, 453,735 shares awarded during 2012, 2,053,271 shares awarded during 2013, and 1,751,420 shares awarded during 2014. At December 31, 2013, there were a total of 4,606,360 RSU award shares outstanding, composed of 17,571 shares awarded during 2009, 179,099 shares awarded during 2010, 581,839 shares awarded during 2011, 1,719,428 shares awarded during 2012, and 2,108,423 shares awarded during 2013. We recognized expense related to RSU awards of $46 million, $64 million, and $78 million for the years ended December 31, 2014, 2013, and 2012, respectively. These costs were recorded as compensation and benefits expense in our Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

DSU Awards
DSU awards are granted to senior executives as phantom shares of Ally and are included as part of their base salary. DSU awards are generally granted ratably each pay period throughout the year, vest immediately upon grant, and are paid in cash. DSUs awarded in 2012, 2013 and 2014 will generally be redeemable in three equal installments: the first on the final payroll date of the respective year of grant, the second ratably over the first year following the grant date, and the third ratably over the second year following the grant date. The DSU awards require liability treatment and are remeasured monthly at fair value based on market price until they are paid, with each change in value fully charged to compensation expense in the period in which the change occurs. At December 31, 2014 and December 31, 2013, there were a total of 3,009,942 and 3,714,029 DSU awards outstanding, respectively. We recognized expense related to DSU awards of $42 million, $65 million, and $57 million for the years ended December 31, 2014, 2013, and 2012, respectively, for the outstanding awards. These costs were recorded as compensation and benefits expense in our Consolidated Statement of Income.
IRSU Awards
IRSU awards are incentive awards that have been granted to senior executives as phantom shares of Ally and vest based on continued service with Ally. IRSU awards from 2009 and 2010 have fully vested. The majority of IRSU awards from 2011 are also fully vested, with any remaining awards scheduled to vest by the end of 2014. There were no IRSU awards granted to senior executives in 2012. IRSU awards from 2013 vest two-thirds after two years from grant date and in full three years from grant date. IRSU awards from 2014 vest in 2016. After the vesting requirement is met, IRSU awards are paid in cash, and payouts are made only as we repay our TARP obligations. Payouts are allowed in 25% increments based on the percentage of TARP obligations that have been repaid, as determined in accordance with the established guidelines for determining "repayment." As of December 31, 2014, Ally had repaid 100% of its TARP obligations, allowing payments to be made. The vested IRSU awards that were being deferred until repayment of TARP obligations were paid out in January 2015. Payouts are based on fair value of Ally shares at the time of the payout. The awards require liability treatment and are remeasured monthly at fair value based on market price until they are paid. The compensation costs related to these awards are ratably charged to expense over the requisite service period. Changes in value relating to the portion of the awards that have vested and have not been paid are recognized in earnings in the period in which the changes occur. At December 31, 2014 and December 31, 2013, there were a total of 690,355 and 763,334 IRSU award shares outstanding, respectively. We recognized a reduction of expense related to IRSU awards of $2 million for the year ended December 31, 2014, and expense of $8 million and $23 million for the years ended December 31, 2013, and 2012, respectively, for the outstanding awards. These costs were recorded as compensation and benefits expense in our Consolidated Statement of Income.
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. For the year ended December 31, 2014, transfers from Level 3 into Level 2 included $78 million of derivative contracts in a receivable position and $81 million of derivative contracts in a payable position based on increased observability of significant inputs related to the valuation of our interest rate caps. Transfers from Level 2 into Level 3 included $3 million of fair value option-elected mortgage loans held-for-sale based on decreased observability of significant inputs resulting from no longer being an active seller of mortgage loans to GSEs.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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

•
Mortgage loans held-for-sale, net — Certain of our mortgage loans held-for-sale are accounted for at fair value because of fair value option elections. Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets depending on underlying attributes of the loan, such as GSE eligibility, product type, interest rate, and credit quality. Mortgage loans classified as Level 2 as of December 31, 2013 were mainly GSE-eligible mortgage loans carried at fair value due to fair value option election, which were valued predominantly using published forward agency prices. It also included any domestic loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available. These mortgage loans were transferred into Level 3 as of December 31, 2014 based on decreased observability of significant inputs resulting from no longer being an active seller of mortgage loans to GSEs. As a result, they are now valued based on a discounted cash flow basis utilizing cash flow projections from internally developed models that utilized prepayment, default, and discount rate assumptions.

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

•
Derivative instruments — We enter into a variety of derivative financial instruments as part of our risk management strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, options of Eurodollar futures, and equity options. To determine the fair value of these instruments, we utilize the quoted market prices for the particular derivative contracts; therefore, we classified these contracts as Level 1.

We also execute over-the-counter (OTC) and centrally-cleared derivative contracts, such as interest rate swaps, a cross-currency swap, swaptions, foreign-currency denominated forward contracts, prepaid equity forward contracts, caps, floors, and agency to-be-announced securities. For OTC contracts, we utilize third-party-developed valuation models that are widely accepted in the market to value these OTC derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves, interpolated volatility assumptions, or equity pricing) are used in the model. We classified these OTC derivative contracts as Level 2 because all significant inputs into these models were market observable. For centrally-cleared contracts, we utilize unadjusted prices obtained from the clearing house as the basis for valuation, and they are also classified as Level 2. During 2014, we began to value our bilateral interest rate swap and interest rate cap portfolio using Overnight Index Swap discount curves. We previously valued this portfolio using LIBOR discount curves. Because we continued to use a third-party-developed valuation model in which all significant inputs were market observable, these contracts remained classified as Level 2.
Historically, we had a cross-currency swap and interest rate caps accounted for as derivative instruments that were classified as Level 3. However, at December 31, 2014, we do not have any positions classified as Level 3.
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

	Recurring fair value measurements
December 31, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$217	$961	$—	$1,178
U.S. State and political subdivisions	—	406	—	406
Foreign government	14	218	—	232
Mortgage-backed residential	—	10,425	—	10,425
Mortgage-backed commercial	—	253	—	253
Asset-backed	—	1,991	—	1,991
Corporate debt securities	—	746	—	746
Total debt securities	231	15,000	—	15,231
Equity securities (a)	906	—	—	906
Total available-for-sale securities	1,137	15,000	—	16,137
Mortgage loans held-for-sale, net (b)	—	—	3	3
Other assets
Interests retained in financial asset sales	—	—	47	47
Derivative contracts in a receivable position (c)
Interest rate	4	252	—	256
Foreign currency	—	5	—	5
Other	2	—	—	2
Total derivative contracts in a receivable position	6	257	—	263
Collateral placed with counterparties (d)	—	15	—	15
Total assets	$1,143	$15,272	$50	$16,465
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position (c)
Interest rate	$(2)	$(166)	$—	$(168)
Foreign currency	—	(78)	—	(78)
Other	(2)	(4)	—	(6)
Total derivative contracts in a payable position	(4)	(248)	—	(252)
Total liabilities	$(4)	$(248)	$—	$(252)

(a)	Our investment in any one industry did not exceed 16%.

(b)	Carried at fair value due to fair value option elections.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 22.

(d)	Represents collateral in the form of investment securities. Cash collateral was excluded.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Recurring fair value measurements
December 31, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$310	$1,117	$—	$1,427
U.S. State and political subdivisions	—	315	—	315
Foreign government	7	281	—	288
Mortgage-backed residential	—	10,782	—	10,782
Mortgage-backed commercial	—	39	—	39
Asset-backed	—	2,219	—	2,219
Corporate debt securities	—	1,069	—	1,069
Total debt securities	317	15,822	—	16,139
Equity securities (a)	944	—	—	944
Total available-for-sale securities	1,261	15,822	—	17,083
Mortgage loans held-for-sale, net (b)	—	16	—	16
Other assets
Interests retained in financial asset sales	—	—	100	100
Derivative contracts in a receivable position (c)
Interest rate	46	207	93	346
Foreign currency	—	16	—	16
Total derivative contracts in a receivable position	46	223	93	362
Collateral placed with counterparties (d)	—	133	—	133
Total assets	$1,307	$16,194	$193	$17,694
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position (c)
Interest rate	$(15)	$(201)	$(94)	$(310)
Foreign currency	—	(2)	—	(2)
Other	(5)	—	—	(5)
Total derivative contracts in a payable position	(20)	(203)	(94)	(317)
Total liabilities	$(20)	$(203)	$(94)	$(317)

(a)	Our investment in any one industry did not exceed 19%.

(b)	Carried at fair value due to fair value option elections.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 22.

(d)	Represents collateral in the form of investment securities. Cash collateral was excluded.

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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains									Fair value at December 31, 2014	Net unrealized gains included in earnings still held at December 31, 2014
($ in millions)	Fair value at January 1, 2014	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3
Assets
Loans held-for-sale	$—	$—		$—	$—	$—	$—	$—	$3	$—	$3	$1
Other assets
Interests retained in financial asset sales	100	13	(a)	—	—	—	—	(66)	—	—	47	—
Interest rate derivative contracts, net	(1)	—		—	—	—	—	(2)	—	3	—	—
Total assets	$99	$13		$—	$—	$—	$—	$(68)	$3	$3	$50	$1

(a)	Reported as other income, net of losses, in the Consolidated Statement of Income.

	Level 3 recurring fair value measurements
	Fair value at January 1, 2013	Net realized/unrealized gains (losses)			Purchases	Sales	Issuances	Settlements	Transfers out of level 3	Fair value at December 31, 2013	Net unrealized gains included in earnings still held at December 31, 2013
($ in millions)		included in earnings		included in OCI
Assets
Mortgage servicing rights	$952	$(101)	(a)	$—	$—	$(911)	$60	$—	$—	$—	$—
Other assets
Interests retained in financial asset sales	154	23	(b)	—	—	—	—	(77)	—	100	—
Derivative contracts, net (c)
Interest rate	47	(52)	(c)	—	—	—	—	4	—	(1)	—
Foreign currency	(2)	11	(c)	—	—	—	—	2	(11)	—	11	(c)
Total derivative contracts in a receivable position, net	45	(41)		—	—	—	—	6	(11)	(1)	11
Total assets	$1,151	$(119)		$—	$—	$(911)	$60	$(71)	$(11)	$99	$11

(a)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Consolidated Statement of Income.

(b)	Reported as other income, net of losses, in the Consolidated Statement of Income.

(c)	Refer to Note 22 for information related to the location of the gains and losses on derivative instruments in the Consolidated Statement of Income.
Nonrecurring Fair Value
We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower-of-cost or fair value accounting or certain impairment measures. These items would constitute nonrecurring fair value measures.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the year ended
December 31, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale	$—	$—	$36	$36	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	24	24	(6)	n/m	(a)
Other	—	—	32	32	(15)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	56	56	(21)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	8	8	(2)	n/m	(a)
Other	—	—	2	2	—	n/m	(a)
Total assets	$—	$—	$102	$102	$(23)	n/m
n/m = not meaningful

(a)
We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.

(b)	Represents the portion of the portfolio specifically impaired during 2014. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the year ended
December 31, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale	$—	$—	$18	$18	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	54	54	(9)	n/m	(a)
Other	—	—	59	59	(16)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	113	113	(25)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	9	9	(3)	n/m	(a)
Other	—	—	2	2	—	n/m	(a)
Total assets	$—	$—	$142	$142	$(28)	n/m
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
Fair Value Option for Financial Assets
We elected the fair value option for an insignificant amount of conforming and government-insured mortgage loans held-for-sale. We elected the fair value option to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. Our intent in electing fair value measurement was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at December 31, 2014 and 2013.

		Estimated fair value
December 31, ($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
2014
Financial assets
Loans held-for-sale, net	$2,003	$—	$485	$1,554	$2,039
Finance receivables and loans, net	98,971	—	—	99,430	99,430
Nonmarketable equity investments	271	—	246	33	279
Financial liabilities
Deposit liabilities	$58,222	$—	$—	$58,777	$58,777
Short-term borrowings	7,062	—	—	7,063	7,063
Long-term debt	66,558	—	25,224	44,084	69,308
2013
Financial assets
Loans held-for-sale, net	$35	$—	$17	$18	$35
Finance receivables and loans, net	99,120	—	—	100,090	100,090
Nonmarketable equity investments	337	—	308	38	346
Financial liabilities
Deposit liabilities	$53,350	$—	$—	$54,070	$54,070
Short-term borrowings	8,545	—	—	8,545	8,545
Long-term debt (a)	69,824	—	31,067	42,297	73,364

(a)	The carrying value includes deferred interest for zero-coupon bonds of $359 million at December 31, 2013.
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

•
Loans held-for-sale, net — Loans held-for-sale classified as Level 2 as of December 31, 2014 represent mortgage TDR loans valued using quoted prices in active markets for similar assets. Loans held-for-sale classified as Level 2 as of December 31, 2013 included all GSE-eligible mortgage loans valued predominantly using published forward agency prices. It also included any domestic loans where recently negotiated market prices for the loan pool existed with a counterparty (which approximated fair value) or quoted market prices for similar loans were available. Loans held-for-sale classified as Level 3 include all loans valued using internally developed valuation models because observable market prices were not available. The loans were priced on a discounted cash flow basis utilizing cash flow projections from internally developed models that utilized prepayment, default, and discount rate assumptions. To the extent available, we utilized market observable inputs such as interest rates and market spreads. If market observable inputs were not available, we were required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates.

•
Finance receivables and loans, net — With the exception of mortgage loans held-for-investment, the fair value of finance receivables and loans was based on discounted future cash flows using applicable spreads to approximate current rates applicable to

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Consolidated Balance Sheet
				Gross Amounts Not Offset in the Consolidated Balance Sheet
December 31, 2014 ($ in millions)				Financial Instruments	Collateral (a)	Net Amount
Assets
Derivative assets in net asset positions	$216	$—	$216	$(60)	$(68)	$88
Derivative assets in net liability positions	47	—	47	(47)	—	—
Total assets (b)	$263	$—	$263	$(107)	$(68)	$88
Liabilities
Derivative liabilities in net liability positions	$(188)	$—	$(188)	$47	$54	$(87)
Derivative liabilities in net asset positions	(60)	—	(60)	60	—	—
Derivative liabilities with no offsetting arrangements	(4)	—	(4)	—	—	(4)
Total derivative liabilities (b)	(252)	—	(252)	107	54	(91)
Securities sold under agreements to repurchase (c)	(774)	—	(774)	—	774	—
Total liabilities	$(1,026)	$—	$(1,026)	$107	$828	$(91)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 22.

(c)	For additional information on securities sold under agreements to repurchase, refer to Note 15.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Consolidated Balance Sheet
				Gross Amounts Not Offset in the Consolidated Balance Sheet
December 31, 2013 ($ in millions)				Financial Instruments	Collateral (a)	Net Amount
Assets
Derivative assets in net asset positions	$319	$—	$319	$(65)	$(120)	$134
Derivative assets in net liability positions	43	—	43	(43)	—	—
Total assets (b)	$362	$—	$362	$(108)	$(120)	$134
Liabilities
Derivative liabilities in net liability positions	$(252)	$—	$(252)	$43	$137	$(72)
Derivative liabilities in net asset positions	(65)	—	(65)	65	—	—
Total derivative liabilities (b)	(317)	—	(317)	108	137	(72)
Securities sold under agreements to repurchase (c)	(1,500)	—	(1,500)	—	1,500	—
Total liabilities	$(1,817)	$—	$(1,817)	$108	$1,637	$(72)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 22.

(c)	For additional information on securities sold under agreements to repurchase, refer to Note 15.
27.    Segment and Geographic Information
Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance.
We report our results of operations on a line-of-business basis through three operating segments: Automotive Finance operations, Insurance operations, and Mortgage operations, with the remaining activity reported in Corporate and Other. The operating segments are determined based on the products and services offered, and reflect the manner in which financial information is currently evaluated by management. The following is a description of each of our reportable operating segments.
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
Mortgage operations — Our ongoing Mortgage operations include the management of our held-for-investment and held-for-sale mortgage portfolios.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Financial information for our reportable operating segments is summarized as follows.

Year ended December 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage operations	Corporate and Other (a)	Consolidated (b)
2014
Net financing revenue (loss)	$3,321	$56	$43	$(45)	$3,375
Other revenue (loss)	264	1,129	17	(134)	1,276
Total net revenue (loss)	3,585	1,185	60	(179)	4,651
Provision for loan losses	542	—	(69)	(16)	457
Total noninterest expense	1,518	988	67	375	2,948
Income (loss) from continuing operations before income tax expense	$1,525	$197	$62	$(538)	$1,246
Total assets	$113,188	$7,190	$7,884	$23,566	$151,828
2013
Net financing revenue (loss)	$3,159	$57	$76	$(513)	$2,779
Other revenue	268	1,196	—	20	1,484
Total net revenue (loss)	3,427	1,253	76	(493)	4,263
Provision for loan losses	494	—	13	(6)	501
Total noninterest expense	1,662	999	321	423	3,405
Income (loss) from continuing operations before income tax expense	$1,271	$254	$(258)	$(910)	$357
Total assets	$109,312	$7,124	$8,168	$26,563	$151,167
2012
Net financing revenue (loss)	$2,827	$64	$149	$(1,149)	$1,891
Other revenue (loss)	322	1,150	1,159	(57)	2,574
Total net revenue (loss)	3,149	1,214	1,308	(1,206)	4,465
Provision for loan losses	253	—	86	(10)	329
Total noninterest expense	1,507	1,054	627	434	3,622
Income (loss) from continuing operations before income tax expense	$1,389	$160	$595	$(1,630)	$514
Total assets	$128,411	$8,439	$14,744	$30,753	$182,347

(a)	Total assets for Corporate Finance were $1.9 billion, $1.6 billion, and $1.5 billion at December 31, 2014, 2013 and 2012, respectively.

(b)	Net financing revenue after the provision for loan losses totaled $2.9 billion, $2.3 billion, and $1.6 billion for the years ended December 31, 2014, 2013, and 2012, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Information concerning principal geographic areas were as follows.

Year ended December 31, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (b)	Net income (loss) (b)	Identifiable assets (c)	Long-lived assets (d)
2014
Canada	$124	$54	$68	$590	$—
Europe (e)	2	—	4	1,636	—
Latin America	—	—	(8)	29	—
Asia-Pacific	—	—	122	636	—
Total foreign (f)	126	54	186	2,891	—
Total domestic (g)	4,525	1,192	964	148,910	19,735
Total	$4,651	$1,246	$1,150	$151,801	$19,735
2013
Canada	$171	$64	$1,266	$704	$—
Europe (e)	(8)	(18)	(88)	1,972	—
Latin America	—	7	300	29	—
Asia-Pacific	1	(2)	117	520	—
Total foreign	164	51	1,595	3,225	—
Total domestic (g)	4,099	306	(1,234)	147,915	17,916
Total	$4,263	$357	$361	$151,140	$17,916
2012
Canada	$233	$48	$295	$13,362	$1
Europe (e)	(28)	(14)	183	10,971	16
Latin America	2	(19)	219	8,050	33
Asia-Pacific	4	3	99	395	—
Total foreign	211	18	796	32,778	50
Total domestic (g)	4,254	496	400	149,542	13,831
Total	$4,465	$514	$1,196	$182,320	$13,881

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Consolidated Statement of Income.

(b)	The domestic amounts include original discount amortization of $189 million, $262 million, and $349 million for the years ended December 31, 2014, 2013, and 2012, respectively.

(c)	Identifiable assets consist of total assets excluding goodwill.

(d)	Long-lived assets consist of investment in operating leases, net, and net property and equipment.

(e)	Amounts include eliminations between our foreign operations.

(f)	Our foreign operations as of December 31, 2014 consist of our joint venture in China, ongoing Insurance operations in Canada, and our remaining international entities in wind-down.

(g)	Amounts include eliminations between our domestic and foreign operations.
28.    Parent and Guarantor Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of December 31, 2014, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
The following financial statements present condensed consolidating financial data for (i) Ally Financial Inc. (on a parent company-only basis); (ii) the Guarantors; (iii) the nonguarantor subsidiaries (all other subsidiaries); and (iv) an elimination column for adjustments to arrive at (v) the information for the parent company, the Guarantors, and nonguarantors on a consolidated basis. The financial statements have been restated to reflect the dissolution of a former nonguarantor subsidiary, GMAC Mortgage Group LLC.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Statements of Comprehensive Income

Year ended December 31, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(14)	$—	$4,471	$—	$4,457
Interest and fees on finance receivables and loans — intercompany	37	—	82	(119)	—
Interest on loans held-for-sale	—	—	1	—	1
Interest and dividends on available-for-sale investment securities	—	—	367	—	367
Interest-bearing cash	1	—	7	—	8
Interest-bearing cash — intercompany	—	—	6	(6)	—
Operating leases	269	—	3,289	—	3,558
Total financing revenue and other interest income	293	—	8,223	(125)	8,391
Interest expense
Interest on deposits	15	—	649	—	664
Interest on short-term borrowings	43	—	9	—	52
Interest on long-term debt	1,492	—	575	—	2,067
Interest on intercompany debt	88	—	37	(125)	—
Total interest expense	1,638	—	1,270	(125)	2,783
Depreciation expense on operating lease assets	161	—	2,072	—	2,233
Net financing (loss) revenue	(1,506)	—	4,881	—	3,375
Dividends from subsidiaries
Bank subsidiaries	1,800	1,800	—	(3,600)	—
Nonbank subsidiaries	651	—	—	(651)	—
Other revenue
Servicing fees	1,071	—	792	(1,832)	31
Servicing asset valuation and hedge activities, net	—	—	—	—	—
Total servicing income, net	1,071	—	792	(1,832)	31
Insurance premiums and service revenue earned	—	—	979	—	979
(Loss) gain on mortgage and automotive loans, net	(5)	—	12	—	7
Loss on extinguishment of debt	(202)	—	—	—	(202)
Other gain on investments, net	—	—	181	—	181
Other income, net of losses	208	—	507	(435)	280
Total other revenue	1,072	—	2,471	(2,267)	1,276
Total net revenue	2,017	1,800	7,352	(6,518)	4,651
Provision for loan losses	250	—	207	—	457
Noninterest expense
Compensation and benefits expense	586	—	793	(432)	947
Insurance losses and loss adjustment expenses	—	—	410	—	410
Other operating expenses	1,267	—	2,159	(1,835)	1,591
Total noninterest expense	1,853	—	3,362	(2,267)	2,948
(Loss) income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	(86)	1,800	3,783	(4,251)	1,246
Income tax (benefit) expense from continuing operations	(457)	—	778	—	321
Net income from continuing operations	371	1,800	3,005	(4,251)	925
Income from discontinued operations, net of tax	193	—	32	—	225
Undistributed (loss) income of subsidiaries
Bank subsidiary	(680)	(680)	—	1,360	—
Nonbank subsidiaries	1,266	(1)	—	(1,265)	—
Net income	1,150	1,119	3,037	(4,156)	1,150
Other comprehensive income, net of tax	210	188	212	(400)	210
Comprehensive income	$1,360	$1,307	$3,249	$(4,556)	$1,360

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$771	$—	$3,758	$—	$4,529
Interest and fees on finance receivables and loans — intercompany	59	—	68	(127)	—
Interest on loans held-for-sale	—	—	20	—	20
Interest and dividends on available-for-sale investment securities	—	—	325	—	325
Interest-bearing cash	3	—	7	—	10
Interest-bearing cash — intercompany	—	—	7	(7)	—
Operating leases	500	—	2,709	—	3,209
Total financing revenue and other interest income	1,333	—	6,894	(134)	8,093
Interest expense
Interest on deposits	25	—	629	—	654
Interest on short-term borrowings	46	—	17	—	63
Interest on long-term debt	2,039	—	568	(5)	2,602
Interest on intercompany debt	66	—	62	(128)	—
Total interest expense	2,176	—	1,276	(133)	3,319
Depreciation expense on operating lease assets	369	—	1,626	—	1,995
Net financing (loss) revenue	(1,212)	—	3,992	(1)	2,779
Dividends from subsidiaries
Nonbank subsidiaries	5,732	3,659	—	(9,391)	—
Other revenue
Servicing fees	152	—	(26)	—	126
Servicing asset valuation and hedge activities, net	—	—	(213)	—	(213)
Total servicing income (loss), net	152	—	(239)	—	(87)
Insurance premiums and service revenue earned	—	—	1,012	—	1,012
Gain on mortgage and automotive loans, net	—	—	55	—	55
(Loss) gain on extinguishment of debt	(61)	—	2	—	(59)
Other gain on investments, net	—	—	180	—	180
Other income, net of losses	157	—	1,438	(1,212)	383
Total other revenue	248	—	2,448	(1,212)	1,484
Total net revenue	4,768	3,659	6,440	(10,604)	4,263
Provision for loan losses	196	—	305	—	501
Noninterest expense
Compensation and benefits expense	640	—	821	(442)	1,019
Insurance losses and loss adjustment expenses	—	—	405	—	405
Other operating expenses	501	—	2,250	(770)	1,981
Total noninterest expense	1,141	—	3,476	(1,212)	3,405
Income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	3,431	3,659	2,659	(9,392)	357
Income tax (benefit) expense from continuing operations	(969)	—	910	—	(59)
Net income from continuing operations	4,400	3,659	1,749	(9,392)	416
(Loss) income from discontinued operations, net of tax	(1,321)	(19)	1,284	1	(55)
Undistributed income (loss) of subsidiaries
Bank subsidiary	883	883	—	(1,766)	—
Nonbank subsidiaries	(3,601)	(2,393)	—	5,994	—
Net income	361	2,130	3,033	(5,163)	361
Other comprehensive loss, net of tax	(587)	(812)	(873)	1,685	(587)
Comprehensive (loss) income	$(226)	$1,318	$2,160	$(3,478)	$(226)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$852	$—	$3,687	$—	$4,539
Interest and fees on finance receivables and loans — intercompany	104	—	22	(126)	—
Interest on loans held-for-sale	15	—	83	—	98
Interest on trading assets	—	—	10	—	10
Interest and dividends on available-for-sale investment securities	—	—	292	—	292
Interest-bearing cash	16	—	8	—	24
Interest-bearing cash — intercompany	—	—	16	(16)	—
Operating leases	232	—	2,147	—	2,379
Total financing revenue and other interest income	1,219	—	6,265	(142)	7,342
Interest expense
Interest on deposits	58	—	587	—	645
Interest on short-term borrowings	60	—	11	—	71
Interest on long-term debt	2,676	—	677	(17)	3,336
Interest on intercompany debt	(1)	1	120	(120)	—
Total interest expense	2,793	1	1,395	(137)	4,052
Depreciation expense on operating lease assets	113	—	1,286	—	1,399
Net financing (loss) revenue	(1,687)	(1)	3,584	(5)	1,891
Dividends from subsidiaries
Nonbank subsidiaries	1,074	448	—	(1,522)	—
Other revenue
Servicing fees	191	—	218	—	409
Servicing asset valuation and hedge activities, net	—	—	(4)	—	(4)
Total servicing income, net	191	—	214	—	405
Insurance premiums and service revenue earned	—	—	1,055	—	1,055
(Loss) gain on mortgage and automotive loans, net	(2)	—	381	—	379
Loss on extinguishment of debt	—	—	(148)	—	(148)
Other gain on investments, net	—	—	146	—	146
Other income, net of losses	173	474	1,280	(1,190)	737
Total other revenue	362	474	2,928	(1,190)	2,574
Total net (loss) revenue	(251)	921	6,512	(2,717)	4,465
Provision for loan losses	81	—	248	—	329
Noninterest expense
Compensation and benefits expense	812	473	297	(476)	1,106
Insurance losses and loss adjustment expenses	—	—	454	—	454
Other operating expenses	1,532	1	1,243	(714)	2,062
Total noninterest expense	2,344	474	1,994	(1,190)	3,622
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(2,676)	447	4,270	(1,527)	514
Income tax (benefit) expense from continuing operations	(2,389)	—	1,533	—	(856)
Net (loss) income from continuing operations	(287)	447	2,737	(1,527)	1,370
Income (loss) from discontinued operations, net of tax	49	(93)	(130)	—	(174)
Undistributed income (loss) of subsidiaries
Bank subsidiary	859	859	—	(1,718)	—
Nonbank subsidiaries	575	(105)	—	(470)	—
Net income	1,196	1,108	2,607	(3,715)	1,196
Other comprehensive income, net of tax	224	149	463	(612)	224
Comprehensive income	$1,420	$1,257	$3,070	$(4,327)	$1,420

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Balance Sheet

December 31, 2014 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$986	$—	$362	$—	$1,348
Interest-bearing	1,300	—	2,928	—	4,228
Interest-bearing — intercompany	—	—	615	(615)	—
Total cash and cash equivalents	2,286	—	3,905	(615)	5,576
Investment securities	—	—	16,137	—	16,137
Loans held-for-sale, net	3	—	2,000	—	2,003
Finance receivables and loans, net
Finance receivables and loans, net	4,225	—	95,723	—	99,948
Intercompany loans to
Bank subsidiary	625	—	—	(625)	—
Nonbank subsidiaries	3,500	—	1,770	(5,270)	—
Allowance for loan losses	(102)	—	(875)	—	(977)
Total finance receivables and loans, net	8,248	—	96,618	(5,895)	98,971
Investment in operating leases, net	—	—	19,510	—	19,510
Intercompany receivables from
Bank subsidiary	219	—	—	(219)	—
Nonbank subsidiaries	267	—	393	(660)	—
Investment in subsidiaries
Bank subsidiary	15,967	15,967	—	(31,934)	—
Nonbank subsidiaries	11,559	12	—	(11,571)	—
Premiums receivable and other insurance assets	—	—	1,717	(22)	1,695
Other assets	4,889	—	4,879	(2,466)	7,302
Assets of operations held-for-sale	634	—	—	—	634
Total assets	$44,072	$15,979	$145,159	$(53,382)	$151,828
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$64	$—	$64
Interest-bearing	319	—	57,839	—	58,158
Total deposit liabilities	319	—	57,903	—	58,222
Short-term borrowings	3,338	—	3,724	—	7,062
Long-term debt	21,199	—	45,359	—	66,558
Intercompany debt to
Nonbank subsidiaries	2,385	—	4,125	(6,510)	—
Intercompany payables to
Bank subsidiary	94	—	—	(94)	—
Nonbank subsidiaries	454	—	354	(808)	—
Interest payable	316	—	161	—	477
Unearned insurance premiums and service revenue	—	—	2,375	—	2,375
Accrued expenses and other liabilities	568	82	3,551	(2,466)	1,735
Total liabilities	28,673	82	117,552	(9,878)	136,429
Total equity	15,399	15,897	27,607	(43,504)	15,399
Total liabilities and equity	$44,072	$15,979	$145,159	$(53,382)	$151,828

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

December 31, 2013 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$979	$37	$299	$—	$1,315
Interest-bearing	1,951	—	2,265	—	4,216
Interest-bearing — intercompany	—	—	410	(410)	—
Total cash and cash equivalents	2,930	37	2,974	(410)	5,531
Investment securities	—	—	17,083	—	17,083
Loans held-for-sale, net	—	—	35	—	35
Finance receivables and loans, net
Finance receivables and loans, net	6,673	—	93,655	—	100,328
Intercompany loans to
Bank subsidiary	600	—	—	(600)	—
Nonbank subsidiaries	4,207	—	1,925	(6,132)	—
Allowance for loan losses	(131)	—	(1,077)	—	(1,208)
Total finance receivables and loans, net	11,349	—	94,503	(6,732)	99,120
Investment in operating leases, net	3,172	—	14,508	—	17,680
Intercompany receivables from
Bank subsidiary	236	—	—	(236)	—
Nonbank subsidiaries	439	—	588	(1,027)	—
Investment in subsidiaries
Bank subsidiary	14,916	14,916	—	(29,832)	—
Nonbank subsidiaries	10,029	68	—	(10,097)	—
Premiums receivable and other insurance assets	—	—	1,634	(21)	1,613
Other assets	4,691	—	6,880	(1,982)	9,589
Assets of operations held-for-sale	516	—	—	—	516
Total assets	$48,278	$15,021	$138,205	$(50,337)	$151,167
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$60	$—	$60
Interest-bearing	440	—	52,850	—	53,290
Total deposit liabilities	440	—	52,910	—	53,350
Short-term borrowings	3,225	—	5,320	—	8,545
Long-term debt	25,819	—	43,646	—	69,465
Intercompany debt to
Nonbank subsidiaries	2,334	—	4,808	(7,142)	—
Intercompany payables to
Bank subsidiary	197	—	—	(197)	—
Nonbank subsidiaries	666	—	421	(1,087)	—
Interest payable	709	—	179	—	888
Unearned insurance premiums and service revenue	—	—	2,314	—	2,314
Accrued expenses and other liabilities	680	93	3,606	(1,982)	2,397
Total liabilities	34,070	93	113,204	(10,408)	136,959
Total equity	14,208	14,928	25,001	(39,929)	14,208
Total liabilities and equity	$48,278	$15,021	$138,205	$(50,337)	$151,167

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$330	$1,789	$5,533	$(4,249)	$3,403
Investing activities
Purchases of available-for-sale securities	—	—	(5,417)	—	(5,417)
Proceeds from sales of available-for-sale securities	—	—	4,277	(17)	4,260
Proceeds from maturities and repayments of available-for-sale securities	—	—	2,657	—	2,657
Net decrease (increase) in finance receivables and loans	1,900	—	(6,941)	17	(5,024)
Proceeds from sales of finance receivables and loans	—	—	2,592	—	2,592
Net change in loans — intercompany	1,428	—	154	(1,582)	—
Net decrease (increase) in operating lease assets	716	—	(4,740)	—	(4,024)
Capital contributions to subsidiaries	(1,179)	—	—	1,179	—
Returns of contributed capital	1,422	—	—	(1,422)	—
Proceeds from sale of business units, net	46	—	1	—	47
Net change in restricted cash	—	—	1,625	—	1,625
Other, net	(29)	—	101	—	72
Net cash provided by (used in) investing activities	4,304	—	(5,691)	(1,825)	(3,212)
Financing activities
Net change in short-term borrowings — third party	113	—	(1,607)	—	(1,494)
Net (decrease) increase in deposits	(121)	—	4,994	—	4,873
Proceeds from issuance of long-term debt — third party	3,132	—	24,038	—	27,170
Repayments of long-term debt — third party	(8,186)	—	(22,240)	—	(30,426)
Net change in debt — intercompany	52	—	(1,428)	1,376	—
Dividends paid — third party	(268)	—	—	—	(268)
Dividends paid and returns of contributed capital — intercompany	—	(1,826)	(3,846)	5,672	—
Capital contributions from parent	—	—	1,179	(1,179)	—
Net cash (used in) provided by financing activities	(5,278)	(1,826)	1,090	5,869	(145)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Net (decrease) increase in cash and cash equivalents	(644)	(37)	931	(205)	45
Cash and cash equivalents at beginning of year	2,930	37	2,974	(410)	5,531
Cash and cash equivalents at end of year	$2,286	$—	$3,905	$(615)	$5,576

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$3,015	$3,572	$5,305	$(9,391)	$2,501
Investing activities
Purchases of available-for-sale securities	—	—	(12,304)	—	(12,304)
Proceeds from sales of available-for-sale securities	—	—	3,627	—	3,627
Proceeds from maturities and repayments of available-for-sale securities	—	—	5,509	—	5,509
Net decrease (increase) in finance receivables and loans	4,898	79	(7,456)	—	(2,479)
Net change in loans — intercompany	301	251	(1,503)	951	—
Net increase in operating lease assets	(1,320)	—	(4,912)	—	(6,232)
Capital contributions to subsidiaries	(477)	—	—	477	—
Returns of contributed capital	1,002	150	—	(1,152)	—
Sales of mortgage servicing rights	—	—	911	—	911
Proceeds from sale of business units, net	1,799	554	5,091	—	7,444
Net change in restricted cash	—	(26)	(44)	—	(70)
Other, net	41	—	10	—	51
Net cash provided by (used in) investing activities	6,244	1,008	(11,071)	276	(3,543)
Financing activities
Net change in short-term borrowings — third party	131	36	1,424	—	1,591
Net (decrease) increase in deposits	(543)	—	5,879	39	5,375
Proceeds from issuance of long-term debt — third party	3,236	—	24,076	—	27,312
Repayments of long-term debt — third party	(9,468)	(70)	(22,354)	—	(31,892)
Net change in debt — intercompany	1,803	(271)	(624)	(908)	—
Proceeds from issuance of common stock	1,270	—	—	—	1,270
Repurchase of mandatorily convertible preferred stock held by U.S. Department of Treasury and elimination of share adjustment right	(5,925)	—	—	—	(5,925)
Dividends paid — third party	(810)	—	—	—	(810)
Dividends paid and returns of contributed capital — intercompany	—	(4,267)	(6,275)	10,542	—
Capital contributions from parent	—	29	448	(477)	—
Net cash (used in) provided by financing activities	(10,306)	(4,543)	2,574	9,196	(3,079)
Effect of exchange-rate changes on cash and cash equivalents	—	—	45	—	45
Net (decrease) increase in cash and cash equivalents	(1,047)	37	(3,147)	81	(4,076)
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	2,094	—	2,094
Cash and cash equivalents at beginning of year	3,977	—	4,027	(491)	7,513
Cash and cash equivalents at end of year	$2,930	$37	$2,974	$(410)	$5,531

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$102	$306	$5,862	$(1,221)	$5,049
Investing activities
Purchases of available-for-sale securities	—	—	(12,816)	—	(12,816)
Proceeds from sales of available-for-sale securities	—	—	7,662	—	7,662
Proceeds from maturities and repayments of available-for-sale securities	—	—	5,673	—	5,673
Net decrease (increase) in finance receivables and loans	3,027	2	(14,972)	—	(11,943)
Proceeds from sales of finance receivables and loans	352	—	1,980	—	2,332
Net change in loans — intercompany	3,634	105	129	(3,868)	—
Net increase in operating lease assets	(2,268)	—	(3,431)	—	(5,699)
Capital contributions to subsidiaries	(261)	—	—	261	—
Returns of contributed capital	2,079	—	—	(2,079)	—
Net cash effect from deconsolidation of ResCap	—	—	(539)	—	(539)
Proceeds from sale of business unit, net	29	—	487	—	516
Net change in restricted cash	—	(13)	(1,685)	—	(1,698)
Other, net	(247)	—	204	—	(43)
Net cash provided by (used in) investing activities	6,345	94	(17,308)	(5,686)	(16,555)
Financing activities
Net change in short-term borrowings — third party	338	25	2,331	—	2,694
Net (decrease) increase in deposits	(785)	1	7,476	(39)	6,653
Proceeds from issuance of long-term debt — third party	3,613	70	35,718	—	39,401
Repayments of long-term debt — third party	(11,238)	(73)	(28,598)	—	(39,909)
Net change in debt — intercompany	(44)	(149)	(3,739)	3,932	—
Dividends paid — third party	(802)	—	—	—	(802)
Dividends paid and returns of contributed capital — intercompany	—	(457)	(2,843)	3,300	—
Capital contributions from parent	—	169	92	(261)	—
Net cash (used in) provided by financing activities	(8,918)	(414)	10,437	6,932	8,037
Effect of exchange-rate changes on cash and cash equivalents	(63)	—	5	—	(58)
Net decrease in cash and cash equivalents	(2,534)	(14)	(1,004)	25	(3,527)
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	(1,995)	—	(1,995)
Cash and cash equivalents at beginning of year	6,511	14	7,026	(516)	13,035
Cash and cash equivalents at end of year	$3,977	$—	$4,027	$(491)	$7,513
29.    Guarantees and Commitments
Guarantees
Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in the underlying agreements with the guaranteed parties. The following summarizes our outstanding guarantees, including those of our discontinued operations, made to third parties on our Consolidated Balance Sheet, for the periods shown.

	2014		2013
December 31, ($ in millions)	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Standby letters of credit and other guarantees	$268	$19	$142	$30
Standby Letters of Credit
Corporate Finance has exposure to standby letters of credit that represent irrevocable guarantees of payment of specified financial obligations. Third-party beneficiaries primarily utilize standby letters of credit as insurance in the event of nonperformance by our customers. Assets of the customers (e.g., trade receivables, inventory, and cash deposits) generally collateralize the letters of credit. Expiration dates on letters of credit range from certain ongoing commitments that will expire during the upcoming year to terms of several years for certain letters of credit.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

If nonperformance by a customer occurs for letters of credit, we can be liable for payment of the letter of credit to the beneficiary with our likely recourse being a charge back to the customer or liquidation of the collateral.
Commitments
Financing Commitments
The contractual commitments were as follows.

December 31, ($ in millions)	2014	2013
Commitments to
Provide capital to investees (a)	$66	$63
Construction-lending commitments (b)	110	187
Home equity lines of credit (c)	371	388
Unused revolving credit line commitments and other (d)	1,284	1,062

(a)	We are committed to contribute capital to certain investees. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.

(b)	The fair value of these commitments is considered in the overall valuation of the related assets.

(c)	We are committed to fund the remaining unused balances on home equity lines of credit.

(d)	The unused portion of revolving lines of credit reset at prevailing market rates and, as such, approximate market value.
Revolving credit line commitments contain an element of credit risk. Management reduces its credit risk for unused revolving credit line commitments by applying the same credit policies in making commitments as it does for extending loans. We typically require collateral as these commitments are drawn.
Lease Commitments
Future minimum rental payments required under operating leases, primarily for real property, with noncancelable lease terms expiring after December 31, 2014, are as follows.

Year ended December 31, ($ in millions)
2015	$43
2016	35
2017	21
2018	16
2019	15
2020 and thereafter	26
Total minimum payment required	$156
Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $50 million, $47 million, and $63 million in 2014, 2013, and 2012, respectively.
Contractual Commitments
We have entered into multiple agreements for information technology, voice and communication technology, and related maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions.

Year ended December 31, ($ in millions)
2015	$38
2016 and 2017	31
Total future payment obligations	$69
30.    Contingencies and Other Risks
In the normal course of business, we enter into transactions that expose us to varying degrees of risk.
Concentration with GM and Chrysler
The profitability and financial condition of our operations are heavily dependent upon the performance, operations, and prospects of General Motors Company (GM), Fiat Chrysler Automobiles US LLC (Chrysler), and their dealers. We were previously party to agreements with each of GM and Chrysler that provided for certain exclusivity privileges related to subvention programs that they offered. Our agreement with Chrysler expired in April 2013. In addition, our agreement with GM expired effective February 28, 2014. These agreements provided

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Ally with certain preferred provider benefits, including limiting the use of other financing providers by GM and Chrysler for their incentive programs. We entered into a new automotive financing agreement with GM that became effective on March 1, 2014 (the GM Agreement), which provides a general framework for dealer and consumer financing related to GM vehicles, as well as with respect to our ongoing participation in GM subvention programs. The GM Agreement does not provide Ally with any exclusivity or similar privileges related to the financing of GM vehicles, whether through subvention programs or otherwise. GM informed its dealers in early January 2015 that it intends to provide lease subvention programs for Buick, GMC, and Cadillac products exclusively through its wholly-owned subsidiary, General Motors Financial Company, Inc. Further, GM informed us on February 27, 2015 that they also intend to provide lease subvention programs for Chevrolet exclusively through GMF.
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
Regulatory Matters
Ally and its subsidiaries, including Ally Bank, are or may become involved from time to time in formal and informal reviews, investigations, examinations, proceedings, and information-gathering requests by federal and state government and self-regulatory agencies, including, among others, the DOJ, Securities and Exchange Commission (SEC), CFPB, FRB, FDIC, Utah DFI, and the Federal Trade Commission regarding their respective operations.
Mortgage Matters
We have received subpoenas from the DOJ that include a broad request for documentation and other information relating to residential mortgage-backed securities issued by our former mortgage subsidiary, Residential Capital, LLC and its subsidiaries (ResCap RMBS). In connection with these requests, the DOJ is investigating potential fraud and other potential legal claims related to ResCap RMBS, including its investigation of potential claims under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The DOJ is also investigating potential claims under the False Claims Act (FCA) related to representations made by us in connection with investments in Ally made by the United States Department of the Treasury pursuant to the Troubled Asset Relief Program in 2008 and 2009 regarding certain claims against Residential Capital, LLC or its subsidiaries at that time. We are engaged in ongoing discussions with the DOJ with respect to legal and factual aspects of their investigations. Further, at the request of the DOJ, we have entered into an agreement to voluntarily extend the statutes of limitations related to potential FCA claims.
We have separately received subpoenas and document requests from the SEC that include information covering a wide range of mortgage-related matters.
Automotive Subprime Matters
In October 2014 we received a document request from the SEC in connection with its investigation related to subprime automotive finance and related securitization activities. Separately, in December 2014, we received a subpoena from the DOJ requesting similar information. We are currently cooperating with both the SEC and DOJ with respect to these matters.
CFPB
Further, in December 2013, Ally Financial Inc. and Ally Bank entered into Consent Orders issued by the CFPB and the DOJ pertaining to the allegation of disparate impact in the automotive finance business, which resulted in a $98 million charge in the fourth quarter of 2013. The Consent Orders require Ally to create a compliance plan addressing, at a minimum, the communication of Ally’s expectations of Equal Credit Opportunity Act compliance to dealers, maintenance of Ally’s existing limits on dealer finance income for contracts acquired by Ally, and monitoring for potential discrimination both at the dealer level and within our portfolio of contracts acquired across all dealers. Ally formed a compliance committee consisting of certain Ally and Ally Bank directors to oversee Ally’s execution of the Consent Orders’ terms. Ally is required to meet certain stipulations under the Consent Orders, including a requirement to make future payments should certain remediation targets not be attained.
Each of the matters set forth above may result in material adverse consequences including without limitation, adverse judgments, significant settlements, fines, penalties, injunctions, or other actions.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
31.    Quarterly Financial Statements (unaudited)

($ in millions)	First quarter	Second quarter	Third quarter	Fourth quarter
2014
Net financing revenue	$821	$866	$889	$799
Other revenue	321	365	375	215
Total net revenue	1,142	1,231	1,264	1,014
Provision for loan losses	137	63	102	155
Total noninterest expense	713	821	742	672
Income from continuing operations before income tax expense	292	347	420	187
Income tax expense from continuing operations	94	64	127	36
Net income from continuing operations	198	283	293	151
Income from discontinued operations, net of tax	29	40	130	26
Net income	$227	$323	$423	$177
Basic earnings per common share
Net income from continuing operations	$0.27	$0.45	$0.47	$0.17
Net income	0.33	0.54	0.74	0.23
Diluted earnings per common share
Net income from continuing operations	$0.27	$0.45	$0.47	$0.17
Net income	0.33	0.54	0.74	0.23
2013
Net financing revenue	$640	$628	$737	$774
Other revenue	386	402	371	325
Total net revenue	1,026	1,030	1,108	1,099
Provision for loan losses	131	89	141	140
Total noninterest expense	958	801	762	884
(Loss) income from continuing operations before income tax (benefit) expense	(63)	140	205	75
Income tax (benefit) expense from continuing operations	(123)	40	28	(4)
Net income from continuing operations	60	100	177	79
Income (loss) from discontinued operations, net of tax	1,033	(1,027)	(86)	25
Net income (loss)	$1,093	$(927)	$91	$104
Basic earnings per common share
Net loss from continuing operations	$(0.34)	$(0.24)	$(0.06)	$(0.83)
Net income (loss)	2.16	(2.73)	(0.27)	(0.78)
Diluted earnings per common share
Net loss from continuing operations	$(0.34)	$(0.24)	$(0.06)	$(0.83)
Net income (loss)	2.16	(2.73)	(0.27)	(0.78)
32.    Subsequent Events
Completion of Disposition of Assets
We previously announced that we had reached an agreement to sell our 40% interest in a motor vehicle finance joint venture in China (JV Interest) pursuant to a Share Transfer Agreement, dated November 21, 2012, as amended, between Ally, GMF, and GMAC UK PLC

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

(GMAC UK) (Share Transfer Agreement). GMF and GMAC UK are each wholly-owned subsidiaries of General Motors Co. During the fourth quarter of 2012, the JV interest was classified as a discontinued operation.
On January 2, 2015, we completed the sale of the JV Interest, receiving approximately $1.0 billion in total consideration at closing, which is subject to certain post-closing adjustments. As a result of completing this sale, we recorded an after-tax gain of $395 million in the first quarter of 2015.
Declaration of Quarterly Dividend Payments
On January 13, 2015, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $17.50 per share, or a total of $45 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G; and a cash dividend of $0.53 per share, or a total of $22 million, on Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A. The dividends were paid on February 17, 2015.
Management Change
On February 2, 2015, Ally announced that Jeffrey J. Brown has been named Chief Executive Officer, effective immediately. Brown, who most recently served as President and Chief Executive Officer of Ally’s Dealer Financial Services business, has also joined Ally’s Board of Directors. Brown succeeds Michael A. Carpenter, who is retiring as Chief Executive Officer and from the Board of Directors.
Notes Offering
On February 10, 2015, we completed securities offerings of $600 million and $650 million in aggregate principal amount of Ally senior guaranteed notes due February 2018 and February 2022, respectively. The notes bear interest at per annum rates of 3.25% and 4.125%, respectively.
Tender Offer
On February 10, 2015, concurrently with the notes offerings disclosed above, we announced a tender offer to repurchase $750 million of our 8.00% Senior Guaranteed Notes due 2020 and our 7.50% Senior Guaranteed Notes due 2020 (2020 Notes); and $150 million of our 8.00% Senior Notes due 2031. Following the early tender deadline on February 24, 2015, we upsized the tender amount on our 2020 Notes to $800 million and accepted $247 million of our 8.00% Senior Guaranteed Notes due 2020, $553 million of our 7.50% Senior Guaranteed Notes due 2020, and $150 million of our 8.00% Senior Notes due 2031. We expect to record a loss on extinguishment of debt of approximately $195 million in the first quarter of 2015 related to this transaction.

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
None.

Part III
Ally Financial Inc. • Form 10-K

Item 10.    Directors, Executive Officers, and Corporate Governance
Executive Officers and Other Significant Employees
Jeffrey J. Brown — Jeffrey Brown was named chief executive officer of Ally Financial in February 2015 and also serves on its board of directors. He oversees all strategy and operations related to the company’s leading automotive financial services and direct banking franchises. Brown has deep financial services experience, having previously served in a variety of key leadership roles at Ally. Most recently, Brown was president and chief executive officer of Ally’s Dealer Financial Services business where he oversaw the company’s automotive finance, insurance and auto servicing operations. Brown joined Ally in March 2009 as corporate treasurer and in 2011 was named senior executive vice president of finance and corporate planning, where he oversaw the company’s finance, treasury and corporate strategy initiatives. Prior to joining Ally, Brown was the corporate treasurer for Bank of America, where he had responsibility for the core treasury functions, including funding and managing interest rate risk. Brown spent 10 years at Bank of America, beginning his career in finance and later joining the Balance Sheet Management Division. During his tenure at Bank of America, he also served as the bank’s deputy treasurer and oversaw balance sheet management and the company’s corporate funding division. He was also a member of the company’s Asset/Liability Management Committee. Brown was born March 5, 1973. He received a bachelor’s degree in economics from Clemson University and an executive master’s degree in business from Queens University in Charlotte. He serves on the Trevillian Cabinet of the College of Business and Behavioral Sciences at Clemson University and chairs the board of advisors for the McColl School of Business at Queens University of Charlotte.
Christopher Halmy — Chief Financial Officer of Ally since November 2013. In this role, he is responsible for the oversight of the company’s financial reporting, controls and analysis, accounting, and investor relations, as well as treasury activities, including capital, funding and balance sheet management. Prior to his current position, Halmy served as Ally’s corporate treasurer since June 2011. He joined Ally in 2009 and previously served as structured funding executive with responsibility for the strategy, planning, and execution of securitizations and structured funding globally. In this role, he also was responsible for bank relationships and compliance related to existing transactions in the market. Prior to joining Ally, Halmy was the global funding executive at Bank of America where he was responsible for funding and liquidity activities. During his tenure at Bank of America, he also led the mortgage and automotive securitization group. Prior to joining Bank of America in 1997, Halmy held treasury, finance, and accounting positions at MBNA America, N.A., Merrill Lynch & Co., JP Morgan & Co., and Deloitte & Touche. Halmy holds a bachelor’s degree in accounting and a master’s degree in business administration from Villanova University. In addition, he was an adjunct professor at Wesley College from 1999 to 2006 and Queens University from 2011 to 2013. Halmy is also a certified public accountant.
Barbara Yastine — Chief Executive Officer and President of Ally Bank since May 2012. She also continues as chair of the bank, a position she assumed when she joined Ally in 2010. Yastine is a seasoned executive with diverse experience at financial services companies. Prior to joining Ally, she served as a principal of Southgate Investment Partners, LLC, an investment and advisory firm. Before that, she was chief financial officer for Credit Suisse First Boston from 2002 to 2004 and had responsibility for controllership, treasury, risk management, strategy, mergers and acquisitions, and tax. She was with Citigroup and its predecessors for 15 years with her last position being as chief financial officer of Citigroup's Global Corporate and Investment Bank. During her time at Citigroup, she also served as chief auditor, chief administrative officer of the Global Consumer Group, and executive vice president and chief financial officer of its consumer finance business. Yastine began her career at Citigroup predecessor Primerica as the head of investor relations. Yastine serves on the board of directors of Primerica Corporation and nonprofit Phoenix House. Yastine is a former trustee of the Financial Accounting Foundation. She holds a bachelor's of arts degree in journalism and a master's degree in finance, both from New York University.
William B. Solomon — Group Vice President and General Counsel of Ally since 2004. Solomon is responsible for providing all legal services to Ally through the oversight of outside counsel and a 63-member Legal Staff. He is also responsible for the secretary’s office, the licensing department, and the organization’s record and information management activity. Prior to joining Ally, Solomon was an attorney and practice area manager for GM from 1988 to 1999, where he was responsible for commercial lending activities. He also held the positions of general counsel for Vixen Motor Company from 1985 to 1988 and regional staff attorney at Ford Motor Credit Company from 1980 to 1985. Solomon received his bachelor’s degree in political science at the University of Detroit in 1973 with honors and a master’s degree in political science from McMaster University in Hamilton, Ontario in 1974 with honors. Solomon received his juris doctorate from the University of Notre Dame in 1978. He has also published three articles: Solomon and Mossburg: Co-Signer Requirements Under the FTC Fair Credit Practices Rule, Summer 1982, Consumer Fin. L.Q. Rep.; Solomon, Proposed Consumer Revision to Article 9 of the UCC, 1997 D.C.L. Law Rev., 1087; and Solomon and Nemeroff, Corporate Secretarial, Chapter 46A, Haig 3, Successful Partnering Between Inside and Outside Counsel (ACC 2014). Solomon is a member of the Michigan Bar and American Bar Associations.
David DeBrunner — Vice President, Chief Accounting Officer, and Controller of Ally since September 2007. DeBrunner joined Ally from Fifth Third Bancorp (Fifth Third) where he was senior vice president, corporate controller, and chief accounting officer from January 2002 to August 2007. Prior to that position, he served as the chief financial officer for the commercial division of Fifth Third beginning in December 1999. DeBrunner joined Fifth Third in 1992 and held various financial leadership positions throughout the company. Prior to his time at Fifth Third, he held positions at Deloitte and Touche LLP in the Chicago and Cincinnati offices. DeBrunner earned a bachelor's of science in accounting from Indiana University and is a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.
Brian Gunn — Chief Risk Officer of Ally since November 2011. In this role, Gunn has overall responsibility for achieving an appropriate balance between risk and return, mitigating unnecessary risk and protecting the company's financial returns. Gunn joined Ally in

Ally Financial Inc. • Form 10-K

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
Additional Information
Additional information in response to this Item 10 can be found in the Company's 2015 Proxy Statement under "Proposal 1 — Election of Directors," "Board Leadership Structure," and "Review, Approval or Ratification of Transactions with Related Persons and Code of Conduct and Ethics." That information is incorporated into this item by reference.

Ally Financial Inc. • Form 10-K

Item 11.    Executive Compensation
Items in response to this Item 11 can be found in the Company's 2015 Proxy Statement under "Executive Compensation." That information is incorporated into this item by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Items in response to this Item 12 can be found in the Company's 2015 Proxy Statement under "Security Ownership of Certain Beneficial Owners," and "Executive Compensation." That information is incorporated into this item by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Items in response to this Item 13 can be found in the Company's 2015 Proxy Statement under "Review, Approval or Ratification of Transactions with Related Persons and Code of Conduct and Ethics." That information is incorporated into this item by reference.
Item 14.    Principal Accountant Fees and Services
Items in response to this Item 14 can be found in the Company's 2015 Proxy Statement under "Audit Committee Report." That information is incorporated into this item by reference.

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

Exhibit	Description	Method of Filing
3.1	Form of Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated as of March 14, 2014, (File No. 1-3754), incorporated herein by reference.
3.2	Form of Amended and Restated Bylaws	Filed as Exhibit 3.2 to the Company's Quarterly Report for the period ended March 31, 2014, on Form 10-Q (File No. 1-3754), incorporated herein by reference.
4.1	Form of Indenture dated as of July 1, 1982, between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company's Registration Statement No. 2-75115, incorporated herein by reference.
4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company's Registration Statement No. 33-4653, incorporated herein by reference.
4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company's Registration Statement No. 33-15236, incorporated herein by reference.
4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company's Registration Statement No. 333-33183, incorporated herein by reference.
4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company's Registration Statement No. 333-48705, incorporated herein by reference.
4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company's Registration Statement No. 333-75463, incorporated herein by reference.
4.2	Form of Indenture dated as of September 24, 1996, between the Company and The Chase Manhattan Bank, Trustee, relating to Term Notes	Filed as Exhibit 4 to the Company's Registration Statement No. 333-12023, incorporated herein by reference.
4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company's Registration Statement No. 333-48207, incorporated herein by reference.
4.2.2	Form of Second Supplemental Indenture dated as of June 20, 2006, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company's Registration Statement No. 33-136021, incorporated herein by reference.
4.2.3	Form of Third Supplemental Indenture dated as of August 24, 2012, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4.1.3 to the Company's Registration Statement No. 333-183535, incorporated herein by reference.
4.2.4	Form of Fourth Supplemental Indenture dated as of August 24, 2012, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4.1.4 to the Company's Registration Statement No. 333-183535, incorporated herein by reference.
4.3	Form of Indenture dated as of October 15, 1985, between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company's Registration Statement No. 2-99057, incorporated herein by reference.
4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company's Registration Statement No. 33-4661, incorporated herein by reference.
4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company's Registration Statement No. 33-6717, incorporated herein by reference.
4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company's Registration Statement No. 33-12059, incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company's Registration Statement No. 33-26057, incorporated herein by reference.
4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company's Registration Statement No. 33-31596, incorporated herein by reference.
4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company's Registration Statement No. 333-56431, incorporated herein by reference.
4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company's Registration Statement No. 333-56431, incorporated herein by reference.
4.3.8	Form of Eighth Supplemental Indenture dated as of January 4, 2012, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4.1.8 to the Company's Registration Statement No. 333-178919, incorporated herein by reference.
4.4	Form of Indenture dated as of December 1, 1993, between the Company and Citibank, N.A., Trustee, relating to Medium Term Notes	Filed as Exhibit 4 to the Company's Registration Statement No. 33-51381, incorporated herein by reference.
4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company's Registration Statement No. 333-59551, incorporated herein by reference.
4.5	Indenture, dated as of December 31, 2008, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.
4.6	Amended and Restated Indenture, dated March 1, 2011, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.7	Form of Guarantee Agreement related to Ally Financial Inc. Senior Unsecured Guaranteed Notes	Filed as Exhibit 4.10 to the Company's Registration Statement No. 333-193070, incorporated herein by reference.
4.8	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.8 to the Company's Registration Statement No. 333-193070, incorporated herein by reference.
4.9	Form of Floating Rate Senior Unsecured Note	Filed as Exhibit 4.9 to the Company's Registration Statement No. 333-193070, incorporated herein by reference.
4.10	Form of Subordinated Indenture to be entered into between the Company and The Bank of New York Mellon, as Trustee	Filed as Exhibit 4.11 to the Company's Registration Statement No. 333-193070, incorporated herein by reference.
4.11	Form of Subordinated Note	Included in Exhibit 4.10.
4.12
Second Amended and Restated Declaration of Trust by and between the trustees of each series of GMAC Capital Trust I, Ally Financial Inc., as Sponsor, and by the holders, from time to time, of undivided beneficial interests in the relevant series of GMAC Capital Trust I, dated as of March 1, 2011
Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.13	Series 2 Trust Preferred Securities Guarantee Agreement between Ally Financial Inc. and The Bank of New York Mellon, dated as of March 1, 2011	Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
10	Auto Finance Operating Agreement, entered into on August 6, 2010, between Ally Financial Inc. and Chrysler Group LLC*	Filed as Exhibit 10.1 to the Company's Quarterly Report for the period ended September 30, 2010, on Form 10-Q/A (File No. 1-3754), incorporated herein by reference.
10.1	Intellectual Property License Agreement, dated November 30, 2006, by and between General Motors Corporation and GMAC LLC	Filed as Exhibit 10.1 to the Company's Quarterly Report for the period ended March 31, 2007, on Form 10-Q (File No. 1-3754), incorporated herein by reference.
10.2	Capital and Liquidity Maintenance Agreement, entered into on October 29, 2010, between Ally Financial Inc., IB Finance Holding Company, LLC, Ally Bank and the Federal Deposit Insurance Corporation	Filed as Exhibit 10.2 to the Company's Quarterly Report for the period ended September 30, 2010, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
10.3	Form of Ally Financial Inc. 2014 Executive Performance Plan	Filed as Exhibit 3.5 to the Company's Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754), incorporated herein by reference.
10.4	Form of Ally Financial Inc. 2014 Incentive Compensation Plan	Filed as Exhibit 3.6 to the Company's Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754), incorporated herein by reference.
10.5	Form of Ally Financial Inc. Employee Stock Purchase Plan	Filed as Exhibit 3.7 to the Company's Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754), incorporated herein by reference.
10.6	Form of Ally Financial Inc. 2014 Non-Employee Directors Equity Compensation Plan	Filed as Exhibit 3.8 to the Company's Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754), incorporated herein by reference.
10.7	Ally Financial Inc. Severance Plan, Plan Document and Summary Plan Description, as amended	Filed as Exhibit 10.11 to the Company's Annual Report for the period ended December 31, 2012, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.8	Ally Senior Leadership Severance Plan, Plan Document and Summary Plan Description, Effective June 1, 2008	Filed as Exhibit 10.6 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.
10.9	Form of Award Agreement related to the issuance of Deferred Stock Units	Filed as Exhibit 10.11 to the Company's Annual Report for the period ended December 31, 2013, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.10	Form of Award Agreement related to the issuance of Restricted Stock Units	Filed as Exhibit 10.12 to the Company's Annual Report for the period ended December 31, 2013, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.11	Purchase and Sale Agreement, by and between Ally Financial Inc. and Royal Bank of Canada, dated October 23, 2012	Filed as Exhibit 10.20 to the Company's Annual Report for the period ended December 31, 2012, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.12
Amended and Restated Purchase and Sale Agreement, by and among Ally Financial Inc., General Motors Financial Company, Inc., and General Motors Company, dated November 21, 2012, as amended and restated as of February 22, 2013
Filed as Exhibit 10.21 to the Company's Annual Report for the period ended December 31, 2012, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.13	Share Transfer Agreement, by and between Ally Financial Inc. and General Motors Financial Company, Inc., dated November 21, 2012	Filed as Exhibit 10.22 to the Company's Annual Report for the period ended December 31, 2012, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.14	Consent Judgment, dated March 12, 2012	Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of March 12, 2012 (File No. 1-3754), incorporated herein by reference.
10.15
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
10.16	Partial Release of Liability Agreement, dated March 17, 2010, by and among Federal Home Loan Mortgage Corporation, GMAC Mortgage, LLC and Residential Funding Company, LLC	Filed as Exhibit 10.26 to the Company's Annual Report for the period ended December 31, 2011, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.17	Tax Asset Protection Plan dated as of January 10, 2014 between Ally Financial Inc. and Computershare Trust Company, N.A., as Rights Agent	Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of January 13, 2014 (File No. 1-3754) incorporated herein by reference
10.18	Amendment No. 1 to the Tax Asset Protection Plan, dated February 3, 2015	Filed herewith.
10.19	Consent Order, dated December 23, 2013 (Department of Justice)	Filed as Exhibit 10.34 to the Company's Annual Report for the period ended December 31, 2013, on Form 10-K (File No. 1-3754), incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
10.20	Consent Order, dated December 19, 2013 (Consumer Financial Protection Bureau)	Filed as Exhibit 10.35 to the Company's Annual Report for the period ended December 31, 2013, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.21	Stipulation and Consent to the Issuance of a Consent Order, dated December 19, 2013 (Consumer Financial Protection Bureau)	Filed as Exhibit 10.36 to the Company's Annual Report for the period ended December 31, 2013, on Form 10-K (File No. 1-3754), incorporated herein by reference..
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
21	Ally Financial Inc. Subsidiaries as of December 31, 2014	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
99	Certification of Principal Executive Officer and Principal Financial Officer, as required pursuant to the TARP Standards for Compensation and Corporate Governance; 31 CFR Part 30, Section 30.15	Filed herewith.
101	Interactive Data File	Filed herewith.

*	Certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed with the Securities and Exchange Commission.

Signatures
Ally Financial Inc. • Form 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of February, 2015.

Ally Financial Inc.
(Registrant)

/S/ JEFFREY J. BROWN
Jeffrey J. Brown
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 27th day of February, 2015.

/S/ JEFFREY J. BROWN	/S/ CHRISTOPHER A. HALMY
Jeffrey J. Brown	Christopher A. Halmy
Chief Executive Officer	Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner
Vice President, Chief Accounting Officer, and Corporate Controller

Signatures
Ally Financial Inc. • Form 10-K

/S/ FRANKLIN W. HOBBS
Franklin W. Hobbs Ally Chairman

/S/ KENNETH J. BACON
Kenneth J. Bacon Director

/S/ ROBERT T. BLAKELY
Robert T. Blakely Director

/S/ JEFFREY J. BROWN
Jeffrey J. Brown Chief Executive Officer and Director

/S/ MAYREE C. CLARK
Mayree C. Clark Director

/S/ STEPHEN A. FEINBERG
Stephen A. Feinberg Director

/S/ KIM S. FENNEBRESQUE
Kim S. Fennebresque Director

/S/ GERALD GREENWALD
Gerald Greenwald Director

/S/ MARJORIE MAGNER
Marjorie Magner Director

/S/ MATHEW PENDO
Mathew Pendo Director

/S/ JACK STACK
John J. Stack Director