Form 10-Q
period 2015-03-31
Ally Financial Inc.
filed 2015-05-01
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015, or

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
Yes ☐                    No ☑
At April 30, 2015, the number of shares outstanding of the Registrant’s common stock was 481,504,999 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions)	2015	2014
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,074	$1,107
Interest on loans held-for-sale	24	—
Interest and dividends on available-for-sale investment securities	88	95
Interest-bearing cash	2	3
Operating leases	896	870
Total financing revenue and other interest income	2,084	2,075
Interest expense
Interest on deposits	172	163
Interest on short-term borrowings	11	15
Interest on long-term debt	429	534
Total interest expense	612	712
Depreciation expense on operating lease assets	622	542
Net financing revenue	850	821
Other revenue
Servicing fees	10	9
Insurance premiums and service revenue earned	233	241
Gain on mortgage and automotive loans, net	46	—
Loss on extinguishment of debt	(198)	(39)
Other gain on investments, net	55	43
Other income, net of losses	97	67
Total other revenue	243	321
Total net revenue	1,093	1,142
Provision for loan losses	116	137
Noninterest expense
Compensation and benefits expense	255	254
Insurance losses and loss adjustment expenses	56	68
Other operating expenses	384	391
Total noninterest expense	695	713
Income from continuing operations before income tax expense	282	292
Income tax expense from continuing operations	103	94
Net income from continuing operations	179	198
Income from discontinued operations, net of tax	397	29
Net income	576	227
Other comprehensive income, net of tax	31	92
Comprehensive income	$607	$319
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
(in dollars) (a)	2015	2014
Basic earnings per common share
Net income from continuing operations	$0.23	$0.27
Income from discontinued operations, net of tax	0.82	0.06
Net income	$1.06	$0.33
Diluted earnings per common share
Net income from continuing operations	$0.23	$0.27
Income from discontinued operations, net of tax	0.82	0.06
Net income	$1.06	$0.33

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 18 for additional earnings per share information. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents
Noninterest-bearing	$1,552	$1,348
Interest-bearing	6,084	4,228
Total cash and cash equivalents	7,636	5,576
Federal funds sold and securities purchased under resale agreements	50	—
Investment securities	17,829	16,137
Loans held-for-sale, net of unearned income	1,559	2,003
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	99,857	99,948
Allowance for loan losses	(933)	(977)
Total finance receivables and loans, net	98,924	98,971
Investment in operating leases, net	19,021	19,510
Premiums receivable and other insurance assets	1,722	1,695
Other assets	6,783	7,302
Assets of operations held-for-sale	—	634
Total assets	$153,524	$151,828
Liabilities
Deposit liabilities
Noninterest-bearing	$79	$64
Interest-bearing	60,796	58,158
Total deposit liabilities	60,875	58,222
Short-term borrowings	6,447	7,062
Long-term debt	65,760	66,558
Interest payable	440	477
Unearned insurance premiums and service revenue	2,374	2,375
Accrued expenses and other liabilities	1,694	1,735
Total liabilities	137,590	136,429
Contingencies (refer to Note 26)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 482,295,207 and 480,136,039; and outstanding 481,503,108 and 480,094,891)	21,048	21,038
Preferred stock	1,255	1,255
Accumulated deficit	(6,319)	(6,828)
Accumulated other comprehensive loss	(35)	(66)
Treasury stock, at cost (792,099 shares)	(15)	—
Total equity	15,934	15,399
Total liabilities and equity	$153,524	$151,828
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

($ in millions)	March 31, 2015	December 31, 2014
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$28,030	$30,081
Allowance for loan losses	(175)	(179)
Total finance receivables and loans, net	27,855	29,902
Investment in operating leases, net	7,524	5,595
Other assets	2,046	2,010
Total assets	$37,425	$37,507
Liabilities
Long-term debt	$23,843	$24,343
Accrued expenses and other liabilities	18	173
Total liabilities	$23,861	$24,516
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total equity
Balance at January 1, 2014	$20,939	$1,255	$(7,710)	$(276)	$—	$14,208
Net income			227			227
Preferred stock dividends			(68)			(68)
Other comprehensive income				92		92
Balance at March 31, 2014	$20,939	$1,255	$(7,551)	$(184)	$—	$14,459
Balance at January 1, 2015	$21,038	$1,255	$(6,828)	$(66)	$—	$15,399
Net income			576			576
Preferred stock dividends			(67)			(67)
Share-based compensation	10					10
Other comprehensive income				31		31
Share repurchases related to employee stock-based compensation awards					(15)	(15)
Balance at March 31, 2015	$21,048	$1,255	$(6,319)	$(35)	$(15)	$15,934
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2015	2014
Operating activities
Net income	$576	$227
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	759	738
Provision for loan losses	116	137
Gain on mortgage and automotive loans, net	(46)	—
Other gain on investments, net	(55)	(43)
Loss on extinguishment of debt	198	39
Originations and purchases of loans held-for-sale	(1,241)	—
Proceeds from sales and repayments of loans originated as held-for-sale	125	13
Impairment and settlement related to Residential Capital, LLC	—	(26)
Gain on sale of subsidiaries, net	(452)	—
Net change in
Deferred income taxes	165	68
Interest payable	(37)	5
Other assets	396	191
Other liabilities	(92)	(368)
Other, net	(165)	(49)
Net cash provided by operating activities	247	932
Investing activities
Net change in federal funds sold and securities purchased under resale agreements	(50)	—
Purchases of available-for-sale securities	(4,023)	(907)
Proceeds from sales of available-for-sale securities	1,523	1,354
Proceeds from maturities and repayment of available-for-sale securities	914	592
Net (increase) decrease in finance receivables and loans	(45)	492
Proceeds from sales of finance receivables and loans	1,577	—
Purchases of operating lease assets	(1,447)	(2,360)
Disposals of operating lease assets	1,337	1,285
Proceeds from sale of business units, net (a)	1,049	—
Net change in restricted cash	(121)	1,580
Other, net	91	111
Net cash provided by investing activities	805	2,147
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2015	2014
Financing activities
Net change in short-term borrowings	(618)	(3,384)
Net increase in deposits	2,652	2,017
Proceeds from issuance of long-term debt	8,820	9,402
Repayments of long-term debt	(9,778)	(10,683)
Dividends paid	(67)	(68)
Net cash provided by (used in) financing activities	1,009	(2,716)
Effect of exchange-rate changes on cash and cash equivalents	(1)	(1)
Net increase in cash and cash equivalents	2,060	362
Cash and cash equivalents at beginning of year	5,576	5,531
Cash and cash equivalents at March 31,	$7,636	$5,893
Supplemental disclosures
Cash paid for
Interest	$641	$664
Income taxes	95	(6)
Noncash items
Finance receivables and loans transferred to loans held-for-sale	69	40
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	43	7

(a)
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (referred to herein as Ally, we, our, or us) is a leading, independent, diversified financial services firm. Founded in 1919, we are a leading financial services company with more than 95 years of experience providing a broad array of financial products and services, primarily to automotive dealers and retail customers. We operate as a financial holding company (FHC) and a bank holding company (BHC). Our banking subsidiary, Ally Bank, is an indirect, wholly-owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (internet, telephone, mobile, and mail) banking market.
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
The Condensed Consolidated Financial Statements at March 31, 2015, and for the three months ended March 31, 2015, and 2014, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related notes) included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed on February 27, 2015, with the U.S. Securities and Exchange Commission (SEC).
Significant Accounting Policies
Income Taxes
In calculating the provision for interim income taxes, in accordance with Accounting Standards Codification (ASC) 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. This method differs from that described in Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K, which describes our annual significant income tax accounting policy and related methodology.
Refer to Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K regarding additional significant accounting policies.
Recently Adopted Accounting Standards
Receivables — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04)
As of January 1, 2015, we adopted ASU 2014-04. The amendments in this ASU clarify the timing for which an entity should reclassify a loan that has been foreclosed or where an in substance repossession has occurred to real estate owned. The guidance requires a reclassification to occur when the entity obtains legal title upon completion of foreclosure or the borrower conveys all interest in the residential real estate property to the entity to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. In addition, the ASU clarifies that redemption rights of the borrower should be ignored for purposes of determining whether legal title has transferred. We adopted the guidance utilizing a modified retrospective approach. The adoption of this guidance did not have a material effect on our consolidated financial condition or results of operations.
Presentation of Financial Statements and Property, Plant, and Equipment — Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity (ASU 2014-08)
As of January 1, 2015, we adopted ASU 2014-08. The amendments in this ASU modify the requirements for the reporting of discontinued operations. In order to qualify as a discontinued operation, the disposal of a component of an entity, a group of components, or a business of an entity must represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The ASU further indicates that the timing for recording a discontinued operation is when one of the following occurs: the component, group of components, or business meets the criteria to be classified as held-for-sale; the component, group of components, or business is disposed of by sale; or the component, group of components, or business is disposed of other than by sale (for example abandonment or spinoff). In addition, the ASU also requires additional disclosure items about an entity’s discontinued operations. The amendments were applied prospectively solely to newly identified disposals that qualify as discontinued operations after the effective date. Items previously reported as discontinued operations will maintain their classification based on the prior guidance. The adoption of this guidance did not have a material effect on our consolidated financial condition or results of operations.
Transfers and Servicing — Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (ASU 2014-11)
As of January 1, 2015, we adopted ASU 2014-11. The amendments in this ASU change the accounting for repurchase-to-maturity transactions and repurchase financing transactions such that both will be reported as secured borrowings. In addition to the changes to how

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

these transactions are reported, the ASU also includes new disclosure requirements. The amendments are effective for us beginning on January 1, 2015. The amendments were applied to all transactions that fall under the guidance as of the date of adoption with a cumulative effect adjustment recorded on the date of initial adoption. The adoption of this guidance did not have a material effect on our consolidated financial condition or results of operations.
Recently Issued Accounting Standards
Revenue from Contracts with Customers (ASU 2014-09)
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09. The purpose of this guidance is to streamline and consolidate existing revenue recognition principles in GAAP and to converge revenue recognition principles with International Financial Reporting Standards (IFRS). The core principle of the amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the main principle, guidance on the accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. The amendments are effective for us beginning on January 1, 2017. The amendments can be applied either through a full retrospective application or retrospectively with a cumulative effect adjustment on the date of initial adoption. Early adoption is prohibited. Management is assessing the impact of the adoption of this guidance.
Consolidation — Amendments to the Consolidation Analysis (ASU 2015-02)
In February 2015, the FASB issued ASU 2015-02. The amendments in this update modify the requirements of consolidation with respect to entities that are or are similar in nature to limited partnerships or are variable interest entities (VIEs). For entities that are or are similar to limited partnerships, the guidance clarifies the evaluation of kick-out rights, removes the presumption that the general partner will consolidate and generally states that such entities will be presumed to be VIEs unless proven otherwise. For VIEs, the guidance modifies the analysis related to the evaluation of servicing fees, excludes servicing fees that are deemed commensurate with the level of service required from the determination of the primary beneficiary and clarifies certain considerations related to the consolidation analysis when performing a related party assessment. The amendments are effective for us on January 1, 2016, with early adoption permitted. The amendments can be applied either through a full retrospective application or on a modified retrospective basis with a cumulative effect adjustment on the date of initial adoption. Management is assessing the impact of the adoption of this guidance.
Imputation of Interest — Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03)
In April 2015, the FASB issued ASU 2015-03. The amendments in this update require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently debt issuance costs are presented as a deferred charge and are therefore presented as an asset. The recognition and measurement requirements will not change as a result of this guidance. The amendments are effective for us on January 1, 2016, with early adoption permitted. The amendments must be applied with retrospective application, with each balance sheet period presented showing the impacts of applying the guidance. The guidance is not expected to have a material impact to our consolidated financial condition or results of operations.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

2.     Discontinued and Held-for-sale Operations
Discontinued Operations
Prior to the adoption of ASU 2014-08, which is to be prospectively applied only to newly identified disposals that qualify as discontinued operations beginning after January 1, 2015, we have classified operations as discontinued when operations and cash flows will be eliminated from our ongoing operations and we do not expect to retain any significant continuing involvement in their operations after the respective sale or disposal transactions. For all periods presented, the operating results for these discontinued operations have been removed from continuing operations and presented separately as discontinued operations, net of tax, in the Condensed Consolidated Statement of Comprehensive Income. The Notes to the Condensed Consolidated Financial Statements have been adjusted to exclude discontinued operations unless otherwise noted.
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
On January 2, 2015, the sale of our interest in the motor vehicle finance joint venture in China was completed and an after-tax gain of approximately $400 million was recorded. The tax expense included in this gain was reduced by the release of valuation allowance on our capital loss carryforward deferred tax asset that was utilized to offset capital gains stemming from this sale.
Other Operations
Other operations relate to previous discontinued operations for which we continue to have minimal residual costs.
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

	Three months ended March 31,
($ in millions)	2015	2014
Select Automotive Finance operations
Total net revenue	$—	$33
Pretax income including direct costs to transact a sale (a)	458	30
Tax expense (benefit) (b)	65	(1)
Other operations
Pretax income	$2	$(2)
Tax benefit	(2)	—

(a)	Includes certain treasury and other corporate activity recognized by Corporate and Other.

(b)	Includes certain income tax activity recognized by Corporate and Other.
Held-for-sale Operations
Assets of operations held-for-sale consisted of $634 million in other assets at December 31, 2014 related to the joint venture in China that was sold to GMF on January 2, 2015. No held-for-sale operations remain at March 31, 2015.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

3.     Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended March 31,
($ in millions)	2015	2014
Income from equity-method investments	$33	$4
Remarketing fees	28	28
Late charges and other administrative fees	22	23
Other, net	14	12
Total other income, net of losses	$97	$67
4.     Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended March 31,
($ in millions)	2015	2014
Insurance commissions	$93	$90
Technology and communications	69	85
Advertising and marketing	31	29
Lease and loan administration	29	28
Regulatory and licensing fees	21	27
Professional services	20	28
Premises and equipment depreciation	20	19
Vehicle remarketing and repossession	18	18
Occupancy	12	11
Non-income taxes	8	10
Other	63	46
Total other operating expenses	$384	$391

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

5.     Investment Securities
Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows.

	March 31, 2015				December 31, 2014
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,673	$19	$(4)	$2,688	$1,195	$1	$(18)	$1,178
U.S. States and political subdivisions	506	19	(1)	524	389	17	—	406
Foreign government	202	13	—	215	224	8	—	232
Mortgage-backed residential (a)	10,246	144	(85)	10,305	10,431	119	(125)	10,425
Mortgage-backed commercial	313	—	(1)	312	254	—	(1)	253
Asset-backed	2,061	6	(1)	2,066	1,989	5	(3)	1,991
Corporate debt	731	22	(1)	752	734	14	(2)	746
Total debt securities	16,732	223	(93)	16,862	15,216	164	(149)	15,231
Equity securities	984	28	(45)	967	891	49	(34)	906
Total available-for-sale securities (b)	$17,716	$251	$(138)	$17,829	$16,107	$213	$(183)	$16,137

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $7,312 million and $7,557 million at March 31, 2015, and
December 31, 2014, respectively.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. Amounts deposited totaled $15 million at March 31, 2015, and December 31, 2014, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2015
Fair value of available-for-sale debt securities
U.S. Treasury and federal agencies	$2,688	1.8%	$83	0.2%	$685	1.2%	$1,920	2.0%	$—	—%
U.S. States and political subdivisions	524	3.6	30	2.0	25	3.0	104	3.0	365	3.9
Foreign government	215	2.8	—	—	122	2.6	93	3.0	—	—
Mortgage-backed residential	10,305	2.7	—	—	51	2.1	5	3.0	10,249	2.7
Mortgage-backed commercial	312	1.6	—	—	28	1.6	—	—	284	1.5
Asset-backed	2,066	2.0	—	—	1,290	2.0	533	2.0	243	2.1
Corporate debt	752	3.2	41	3.3	447	2.7	232	3.8	32	5.7
Total available-for-sale debt securities	$16,862	2.5	$154	1.4	$2,648	1.9	$2,887	2.2	$11,173	2.7
Amortized cost of available-for-sale debt securities	$16,732		$153		$2,631		$2,845		$11,103
December 31, 2014
Fair value of available-for-sale debt securities
U.S. Treasury and federal agencies	$1,178	1.5%	$7	3.0%	$677	1.2%	$494	1.9%	$—	—%
U.S. States and political subdivisions	406	3.7	34	1.9	12	2.1	106	3.0	254	4.3
Foreign government	232	2.7	—	—	128	2.5	104	2.9	—	—
Mortgage-backed residential	10,425	2.6	34	3.1	58	2.1	—	—	10,333	2.6
Mortgage-backed commercial	253	1.5	—	—	30	1.8	—	—	223	1.4
Asset-backed	1,991	1.9	—	—	1,311	1.9	463	2.0	217	2.2
Corporate debt	746	3.2	33	3.1	460	2.7	216	3.8	37	5.6
Total available-for-sale debt securities	$15,231	2.5	$108	2.7	$2,676	1.9	$1,383	2.4	$11,064	2.6
Amortized cost of available-for-sale debt securities	$15,216		$108		$2,674		$1,374		$11,060

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.
The balances of cash equivalents were $2.3 billion and $2.0 billion at March 31, 2015, and December 31, 2014, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents interest and dividends on available-for-sale securities.

	Three months ended March 31,
($ in millions)	2015	2014
Taxable interest	$80	$86
Taxable dividends	5	5
Interest and dividends exempt from U.S. federal income tax	3	4
Interest and dividends on available-for-sale securities	$88	$95

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

	Three months ended March 31,
($ in millions)	2015	2014
Gross realized gains	$60	$60
Gross realized losses	(3)	(7)
Other-than-temporary impairment	(2)	(10)
Other gain on investments, net	$55	$43
Certain available-for-sale securities were sold at a loss in 2015 and 2014 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security), in accordance with our risk management policies and practices. The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology that was applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of March 31, 2015, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of March 31, 2015, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at March 31, 2015. Refer to Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	March 31, 2015				December 31, 2014
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$277	$—	$670	$(4)	$297	$(3)	$859	$(15)
U.S. States and political subdivisions	120	(1)	—	—	50	—	—	—
Mortgage-backed	1,064	(6)	2,537	(80)	1,172	(10)	3,098	(116)
Asset-backed	524	(1)	1	—	819	(3)	8	—
Corporate debt	34	(1)	6	—	132	(2)	11	—
Total temporarily impaired debt securities	2,019	(9)	3,214	(84)	2,470	(18)	3,976	(131)
Temporarily impaired equity securities	374	(37)	28	(8)	231	(24)	40	(10)
Total temporarily impaired available-for-sale securities	$2,393	$(46)	$3,242	$(92)	$2,701	$(42)	$4,016	$(141)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

6.     Loans Held-for-Sale, Net
Loans held-for-sale represent loans that we intend to sell. In situations where we have not identified the specific loans to be sold, we may classify a percentage of the entire loan balance as held-for-investment and a percentage as held-for-sale based on an allocation methodology of loans with similar characteristics. In addition, we may also designate a portion of our originations as held-for-sale based on a similar allocation methodology.
The composition of loans held-for-sale, net, was as follows.

($ in millions)	March 31, 2015	December 31, 2014
Consumer automotive	$1,500	$1,515
Consumer mortgage	42	452
Commercial and industrial — Other	17	36
Total loans held-for-sale	$1,559	$2,003
7.     Finance Receivables and Loans, Net
The composition of finance receivables and loans, net, reported at carrying value before allowance for loan losses was as follows.

($ in millions)	March 31, 2015	December 31, 2014
Consumer automotive (a)	$57,447	$56,570
Consumer mortgage (b)(c)	7,653	7,474
Commercial
Commercial and industrial
Automotive	29,544	30,871
Other	2,004	1,882
Commercial Real Estate — Automotive	3,209	3,151
Total commercial	34,757	35,904
Total finance receivables and loans (d)	$99,857	$99,948

(a)
Includes $68 million and $35 million of fair value adjustment for loans in hedge accounting relationships at March 31, 2015, and December 31, 2014, respectively. Refer to Note 20 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $1.1 billion and $1.2 billion at March 31, 2015, and December 31, 2014, respectively, 17% of which are expected to start principal amortization in 2015, 32% in 2016, 21% in 2017, 2% in 2018, and 5% thereafter.

(c)	Includes consumer mortgages at a fair value of $1 million at both March 31, 2015, and December 31, 2014, as a result of fair value option election.

(d)	Totals are net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $180 million and $266 million at March 31, 2015, and December 31, 2014, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended March 31, 2015 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2015	$685	$152	$140	$977
Charge-offs	(193)	(22)	—	(215)
Recoveries	61	3	1	65
Net charge-offs	(132)	(19)	1	(150)
Provision for loan losses	158	(5)	(37)	116
Other (a)	—	(9)	(1)	(10)
Allowance at March 31, 2015	$711	$119	$103	$933
Allowance for loan losses
Individually evaluated for impairment	$21	$54	$15	$90
Collectively evaluated for impairment	690	65	88	843
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at historical cost
Ending balance	$57,447	$7,652	$34,757	$99,856
Individually evaluated for impairment	278	253	65	596
Collectively evaluated for impairment	57,169	7,399	34,692	99,260
Loans acquired with deteriorated credit quality	—	—	—	—

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Three months ended March 31, 2014 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2014	$673	$389	$146	$1,208
Charge-offs	(180)	(15)	(1)	(196)
Recoveries	59	3	1	63
Net charge-offs	(121)	(12)	—	(133)
Provision for loan losses	163	(23)	(3)	137
Other (a)	—	(21)	1	(20)
Allowance at March 31, 2014	$715	$333	$144	$1,192
Allowance for loan losses
Individually evaluated for impairment	$23	$200	$25	$248
Collectively evaluated for impairment	692	133	119	944
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at historical cost
Ending balance	$56,775	$8,137	$34,711	$99,623
Individually evaluated for impairment	290	935	173	1,398
Collectively evaluated for impairment	56,480	7,202	34,538	98,220
Loans acquired with deteriorated credit quality	5	—	—	5

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.
The following table presents information about significant sales of finance receivables and loans recorded at historical cost and transfers of finance receivables and loans from held-for-investment to held-for-sale.

	Three months ended March 31,
($ in millions)	2015	2014
Consumer mortgage	$69	$40
Total sales and transfers	$69	$40

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about significant purchases of finance receivables and loans.

	Three months ended March 31,
($ in millions)	2015	2014
Consumer mortgage	$654	$—
Total purchases of finance receivables and loans	$654	$—
The following table presents an analysis of our past due finance receivables and loans, net, recorded at historical cost reported at carrying value before allowance for loan losses.

($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
March 31, 2015
Consumer automotive	$968	$182	$148	$1,298	$56,149	$57,447
Consumer mortgage	87	22	107	216	7,436	7,652
Commercial
Commercial and industrial
Automotive	—	—	8	8	29,536	29,544
Other	—	—	—	—	2,004	2,004
Commercial real estate — Automotive	—	—	—	—	3,209	3,209
Total commercial	—	—	8	8	34,749	34,757
Total consumer and commercial	$1,055	$204	$263	$1,522	$98,334	$99,856
December 31, 2014
Consumer automotive	$1,340	$293	$164	$1,797	$54,773	$56,570
Consumer mortgage	76	25	124	225	7,248	7,473
Commercial
Commercial and industrial
Automotive	—	9	—	9	30,862	30,871
Other	—	—	—	—	1,882	1,882
Commercial real estate — Automotive	—	—	—	—	3,151	3,151
Total commercial	—	9	—	9	35,895	35,904
Total consumer and commercial	$1,416	$327	$288	$2,031	$97,916	$99,947
The following table presents the carrying value before allowance for loan losses of our finance receivables and loans recorded at historical cost on nonaccrual status.

($ in millions)	March 31, 2015	December 31, 2014
Consumer automotive	$377	$386
Consumer mortgage	151	177
Commercial
Commercial and industrial
Automotive	35	32
Other	26	46
Commercial real estate — Automotive	4	4
Total commercial	65	82
Total consumer and commercial finance receivables and loans	$593	$645
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents performing and nonperforming credit quality indicators in accordance with our internal accounting policies for our consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K for additional information.

	March 31, 2015			December 31, 2014
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$57,070	$377	$57,447	$56,184	$386	$56,570
Consumer mortgage	7,501	151	7,652	7,296	177	7,473
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	March 31, 2015			December 31, 2014
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automotive	$27,823	$1,721	$29,544	$29,150	$1,721	$30,871
Other	1,503	501	2,004	1,509	373	1,882
Commercial real estate — Automotive	3,059	150	3,209	3,015	136	3,151
Total commercial	$32,385	$2,372	$34,757	$33,674	$2,230	$35,904

(a)
Includes loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that have a higher default risk or have already defaulted.

Impaired Loans and Troubled Debt Restructurings
Impaired Loans
Loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. For more information on our impaired finance receivables and loans, refer to Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about our impaired finance receivables and loans recorded at historical cost.

($ in millions)	Unpaid principal balance	Carrying value before allowance	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
March 31, 2015
Consumer automotive	$278	$278	$—	$278	$21
Consumer mortgage	254	253	62	191	54
Commercial
Commercial and industrial
Automotive	35	35	5	30	6
Other	26	26	—	26	8
Commercial real estate — Automotive	4	4	1	3	1
Total commercial	65	65	6	59	15
Total consumer and commercial finance receivables and loans	$597	$596	$68	$528	$90
December 31, 2014
Consumer automotive	$282	$282	$—	$282	$23
Consumer mortgage	340	336	86	250	62
Commercial
Commercial and industrial
Automotive	32	32	4	28	5
Other	46	46	—	46	15
Commercial real estate — Automotive	4	4	1	3	1
Total commercial	82	82	5	77	21
Total consumer and commercial finance receivables and loans	$704	$700	$91	$609	$106
The following table presents average balance and interest income for our impaired finance receivables and loans.

	2015		2014
Three months ended March 31, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$290	$4	$294	$4
Consumer mortgage	311	2	928	8
Commercial
Commercial and industrial
Automotive	34	—	104	1
Other	40	3	74	—
Commercial real estate — Automotive	4	—	11	—
Total commercial	78	3	189	1
Total consumer and commercial finance receivables and loans	$679	$9	$1,411	$13
Troubled Debt Restructurings
Troubled Debt Restructurings (TDRs) are loan modifications where concessions were granted to borrowers experiencing financial difficulties. Numerous initiatives are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Additionally for automotive loans, we may offer several types of assistance to aid our customers, including extension of the loan maturity date and rewriting the loan terms. Total TDRs recorded at historical cost and reported at carrying value before allowance for loan losses were $557 million and $681 million at March 31, 2015, and December 31, 2014, respectively. The decrease was primarily due to the whole-loan sale of consumer mortgage TDRs. Refer to Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information related to finance receivables and loans recorded at historical cost modified in connection with a TDR during the period.

	2015			2014
Three months ended March 31, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automotive	4,055	$63	$53	5,359	$84	$71
Consumer mortgage	40	7	6	218	49	45
Commercial
Commercial and industrial
Automotive	—	—	—	3	23	23
Other	—	—	—	3	48	48
Total commercial	—	—	—	6	71	71
Total consumer and commercial finance receivables and loans	4,095	$70	$59	5,583	$204	$187
The following table presents information about finance receivables and loans recorded at historical cost that have redefaulted during the reporting period and were within 12 months or less of being modified as a TDR. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy (Refer to Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K for additional information) except for commercial finance receivables and loans, where redefault is defined as 90 days past due.

	2015			2014
Three months ended March 31, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automotive	1,581	$19	$11	1,614	$20	$10
Consumer mortgage	4	—	—	2	1	—
Commercial	—	—	—	—	—	—
Total consumer and commercial finance receivables and loans	1,585	$19	$11	1,616	$21	$10
At March 31, 2015, there were no commercial commitments to lend additional funds to borrowers owing receivables whose terms had been modified in a TDR. At December 31, 2014, commercial commitments to lend additional funds to borrowers owing receivables whose terms had been modified in a TDR were $4 million.
8.     Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	March 31, 2015	December 31, 2014
Vehicles	$22,842	$23,144
Accumulated depreciation	(3,821)	(3,634)
Investment in operating leases, net	$19,021	$19,510

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended March 31,
($ in millions)	2015	2014
Depreciation expense on operating lease assets (excluding remarketing gains)	$691	$651
Remarketing gains	(69)	(109)
Depreciation expense on operating lease assets	$622	$542
9.    Securitizations and Variable Interest Entities
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
There were no sales of financial assets into nonconsolidated securitization and asset-backed financing entities for the three months ended March 31, 2015 and 2014.
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
Refer to Note 10 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K for further description of our securitization activities and our involvement with VIEs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

($ in millions)	Consolidated involvement with VIEs		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
March 31, 2015
On-balance sheet variable interest entities
Consumer automotive	$30,907	(b)
Commercial automotive	16,727
Off-balance sheet variable interest entities
Consumer automotive	—		$2,500		$2,500	(c)
Commercial other	182	(d)	—	(e)	413
Total	$47,816		$2,500		$2,913
December 31, 2014
On-balance sheet variable interest entities
Consumer automotive	$31,994	(b)
Commercial automotive	18,171
Off-balance sheet variable interest entities
Consumer automotive	—		$2,801		$2,801	(c)
Commercial other	146	(d)	—	(e)	362
Total	$50,311		$2,801		$3,163

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $10.2 billion and $12.7 billion of assets that are not encumbered by VIE beneficial interests held by third parties at March 31, 2015 and December 31, 2014, respectively. Ally or consolidated affiliates hold the interests in these assets which eliminate in consolidation.

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

(d)
Includes $198 million and $164 million classified as other assets, offset by $16 million and $18 million classified as accrued expenses and other liabilities at March 31, 2015, and December 31, 2014, respectively.

(e)	Includes a VIE for which we have no management oversight and therefore we are not able to provide the total assets of the VIEs.
Cash Flows with Off-balance Sheet Variable Interest Entities
The following table summarizes cash flows received and paid related to securitization entities and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the three months ended March 31, 2015 and 2014. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Three months ended March 31, ($ in millions)	Consumer automotive	Consumer mortgage
2015
Servicing fees	$7	$—
2014
Servicing fees	$2	$—
Representations and warranties obligations	—	1

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

	Total Amount		Amount 60 days or more past due
($ in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
On-balance sheet loans
Consumer automotive	$58,947	$58,085	$332	$457
Consumer mortgage	7,695	7,926	133	151
Commercial automotive	32,753	34,022	8	9
Commercial other	2,021	1,918	—	—
Total on-balance sheet loans	101,416	101,951	473	617
Off-balance sheet securitization entities
Consumer automotive	2,500	2,801	4	5
Total off-balance sheet securitization entities	2,500	2,801	4	5
Whole-loan transactions (a)	1,662	929	21	33
Total	$105,578	$105,681	$498	$655

(a)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

	Net credit losses
	Three months ended March 31,
($ in millions)	2015	2014
On-balance sheet loans
Consumer automotive	$132	$121
Consumer mortgage	19	12
Commercial automotive	(1)	—
Commercial other	—	—
Total on-balance sheet loans	150	133
Off-balance sheet securitization entities
Consumer automotive	1	—
Total off-balance sheet securitization entities	1	—
Whole-loan transactions	—	3
Total	$151	$136
10.     Servicing Activities
Automotive Finance Servicing Activities
We service consumer automotive contracts. Historically, we have sold a portion of our consumer automotive contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automotive servicing fee income of $10 million and $9 million during the three months ended March 31, 2015 and 2014, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Automotive Finance Serviced Assets
The current unpaid principal balance and any related unamortized deferred fees and costs of total serviced automotive finance loans outstanding were as follows.

($ in millions)	March 31, 2015	December 31, 2014
On-balance sheet automotive finance loans and leases
Consumer automotive	$58,947	$58,085
Commercial automotive	32,753	34,022
Operating leases	19,021	19,510
Other	59	55
Off-balance sheet automotive finance loans
Loans sold to third-party investors
Securitizations	2,527	2,832
Whole-loan	1,643	887
Total serviced automotive finance loans and leases	$114,950	$115,391
11.     Other Assets
The components of other assets were as follows.

($ in millions)	March 31, 2015	December 31, 2014
Property and equipment at cost	$744	$775
Accumulated depreciation	(531)	(550)
Net property and equipment	213	225
Restricted cash collections for securitization trusts (a)	2,369	2,221
Net deferred tax assets	1,639	1,812
Fair value of derivative contracts in receivable position (b)	315	263
Cash reserve deposits held-for-securitization trusts (c)	289	303
Unamortized debt issuance costs	246	238
Other accounts receivable	233	298
Collateral placed with counterparties	228	236
Nonmarketable equity securities	213	271
Other assets	1,038	1,435
Total other assets	$6,783	$7,302

(a)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 20.

(c)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

12.     Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	March 31, 2015	December 31, 2014
Noninterest-bearing deposits	$79	$64
Interest-bearing deposits
Savings and money market checking accounts	29,718	26,769
Certificates of deposit	30,768	31,070
Dealer deposits	310	319
Total deposit liabilities	$60,875	$58,222
At March 31, 2015, and December 31, 2014, certificates of deposit included $12.8 billion and $13.0 billion, respectively, of certificates of deposit in denominations of $100 thousand or more.
13.    Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	March 31, 2015			December 31, 2014
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,481	$—	$3,481	$3,338	$—	$3,338
Federal Home Loan Bank	—	800	800	—	2,950	2,950
Securities sold under agreements to repurchase	—	2,166	2,166	—	774	774
Total short-term borrowings	$3,481	$2,966	$6,447	$3,338	$3,724	$7,062

(a)	Refer to Note 14 for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements, short-term borrowing agreements in which we sell financial instruments to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of March 31, 2015, the financial instruments sold under agreement to repurchase consisted of U.S. Treasury and Federal Agency securities with maturities as follows: $1.7 billion within the next 30 days and $504 million within 31 to 60 days. The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs.
14.    Long-term Debt
The following table presents the composition of our long-term debt portfolio.

	March 31, 2015			December 31, 2014
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$3,152	$10,266	$13,418	$4,809	$12,629	$17,438
Due after one year (a)	18,219	33,647	51,866	17,154	31,514	48,668
Fair value adjustment (b)	476	—	476	452	—	452
Total long-term debt	$21,847	$43,913	$65,760	$22,415	$44,143	$66,558

(a)	Includes $2.6 billion of trust preferred securities at both March 31, 2015 and December 31, 2014, respectively.

(b)	Represents the fair value adjustment associated with the application of hedge accounting on certain of our long-term unsecured debt positions. Refer to Note 20 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining maturity of long-term debt, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2015	2016	2017	2018	2019	2020 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$2,716	$1,934	$4,398	$1,895	$1,625	$10,228	$476	$23,272
Original issue discount	(47)	(72)	(84)	(96)	(35)	(1,091)	—	(1,425)
Total unsecured	2,669	1,862	4,314	1,799	1,590	9,137	476	21,847
Secured
Long-term debt	8,657	9,745	11,742	5,543	4,590	3,636	—	43,913
Total long-term debt	$11,326	$11,607	$16,056	$7,342	$6,180	$12,773	$476	$65,760
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	March 31, 2015		December 31, 2014
($ in millions)	Total	Ally Bank (a)	Total	Ally Bank (a)
Investment securities	$2,215	$695	$786	$786
Mortgage assets held-for-investment and lending receivables	7,699	7,699	7,541	7,541
Consumer automotive finance receivables	31,878	10,338	33,438	11,263
Commercial automotive finance receivables	19,087	18,617	20,605	20,083
Investment in operating leases, net	8,687	5,334	6,820	4,672
Total assets restricted as collateral (b)(c)	$69,566	$42,683	$69,190	$44,345
Secured debt (d)	$46,879	$23,803	$47,867	$27,134

(a)	Ally Bank is a component of the total column.

(b)
Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB), and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $10.8 billion and $10.7 billion at March 31, 2015, and December 31, 2014, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans, net. Ally Bank has access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the Federal Reserve Bank totaling $3.3 billion and $3.2 billion at March 31, 2015, and December 31, 2014, respectively. These assets were composed of consumer automotive finance receivables and loans, net and investment in operating leases, net. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(c)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 11 for additional information.

(d)	Includes $3.0 billion and $3.7 billion of short-term borrowings at March 31, 2015, and December 31, 2014, respectively.
Funding Facilities
We utilize both committed and other credit facilities. The amounts outstanding under our various funding facilities are included on our Condensed Consolidated Balance Sheet.
As of March 31, 2015, Ally Bank had exclusive access to $4.5 billion of funding capacity from committed credit facilities. Funding programs supported by the Federal Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private committed facilities.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At March 31, 2015, $21.7 billion of our $22.6 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of March 31, 2015, we had $17.9 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Bank funding
Secured	$3,015	$3,250	$1,485	$250	$4,500	$3,500
Parent funding
Secured	15,191	15,030	2,940	3,425	18,131	18,455
Total committed facilities	$18,206	$18,280	$4,425	$3,675	$22,631	$21,955

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

15.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	March 31, 2015	December 31, 2014
Accounts payable	$313	$298
Fair value of derivative contracts in payable position (a)	268	252
Reserves for insurance losses and loss adjustment expenses	201	208
Employee compensation and benefits	190	298
Deferred revenue	143	151
Other liabilities	579	528
Total accrued expenses and other liabilities	$1,694	$1,735

(a)	For additional information on derivative instruments and hedging activities, refer to Note 20.
16.    Preferred Stock
The following table summarizes information about our Series A and Series G preferred stock.

	March 31, 2015	December 31, 2014
Series A preferred stock (a) (b)
Carrying value ($ in millions)	$1,021	$1,021
Par value (per share)	0.01	0.01
Liquidation preference (per share)	25	25
Number of shares authorized	40,870,560	40,870,560
Number of shares issued and outstanding	40,870,560	40,870,560
Dividend/coupon
Prior to May 15, 2016	8.5%	8.5%
On and after May 15, 2016	Three month LIBOR + 6.243%	Three month LIBOR + 6.243%
Series G preferred stock (c)
Carrying value ($ in millions)	$234	$234
Par value (per share)	0.01	0.01
Liquidation preference (per share)	1,000	1,000
Number of shares authorized	2,576,601	2,576,601
Number of shares issued and outstanding	2,576,601	2,576,601
Dividend/coupon	7%	7%

(a)	Nonredeemable prior to May 15, 2016.

(b)	On April 23, 2015, we announced a tender offer to purchase up to 13 million shares of our outstanding Series A Preferred Stock, for $26.65 per Series A share.

(c)
On April 10, 2015, we redeemed 1,288,300 shares of our outstanding Series G Preferred Stock, with an aggregate liquidation preference of approximately $1.3 billion. Following this transaction, 1,288,301 shares of our Series G Preferred Stock remain outstanding, with a carrying value of approximately $117 million.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

17.    Accumulated Other Comprehensive Loss
The following table presents changes, net of tax, in each component of accumulated other comprehensive income (loss).

($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges	Defined benefit pension plans	Accumulated other comprehensive loss
Balance at December 31, 2013	$(269)	$65	$5	$(77)	$(276)
2014 net change	100	(8)	—	—	92
Balance at March 31, 2014	$(169)	$57	$5	$(77)	$(184)
Balance at December 31, 2014	$(21)	$36	$7	$(88)	$(66)
2015 net change	52	(21)	—	—	31
Balance at March 31, 2015	$31	$15	$7	$(88)	$(35)

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 20.
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive income (loss).

Three months ended March 31, 2015 ($ in millions)	Before Tax		Tax Effect		After Tax
Unrealized gains on investment securities
Net unrealized gains arising during the period	$138		$(51)		$87
Less: Net realized gains reclassified to income from continuing operations	55	(a)	(20)	(b)	35
Net change	83		(31)		52
Translation adjustments
Net unrealized losses arising during the period	(20)		7		(13)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	42		(20)		22
Net change	(62)		27		(35)
Net investment hedges
Net unrealized gains arising during the period	18		(7)		11
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(4)		1		(3)
Net change	22		(8)		14
Other comprehensive income	$43		$(12)		$31

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Three months ended March 31, 2014 ($ in millions)	Before Tax		Tax Effect		After Tax
Unrealized gains on investment securities
Net unrealized gains arising during the period	$188		$(51)		$137
Less: Net realized gains reclassified to income from continuing operations	43	(a)	(6)	(b)	37
Net change	145		(45)		100
Translation adjustments
Net unrealized losses arising during the period	(22)		7		(15)
Net investment hedges
Net unrealized gains arising during the period	11		(4)		7
Other comprehensive income	$134		$(42)		$92

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

18.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended March 31,
($ in millions, except share data) (a)	2015	2014
Net income from continuing operations	$179	$198
Preferred stock dividends	(67)	(68)
Net income from continuing operations attributable to common shareholders	112	130
Income from discontinued operations, net of tax	397	29
Net income attributable to common shareholders	$509	$159
Basic weighted-average common shares outstanding (b)	482,247,935	479,767,540
Diluted weighted-average common shares outstanding (b)	482,781,619	479,767,540
Basic earnings per common share
Net income from continuing operations	$0.23	$0.27
Income from discontinued operations, net of tax	0.82	0.06
Net income	$1.06	$0.33
Diluted earnings per common share
Net income from continuing operations	$0.23	$0.27
Income from discontinued operations, net of tax	0.82	0.06
Net income	$1.06	$0.33

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)	Includes shares related to share-based compensation that have vested but have not been issued for the three months ended March 31, 2015.
19.    Regulatory Capital and Other Regulatory Matters
As a BHC, we and our wholly-owned state-chartered banking subsidiary, Ally Bank, are subject to capital requirements issued by U.S. banking regulators that require us to maintain risk-based and leverage capital ratios above minimum levels. A risk-based capital ratio is a ratio of a banking organization’s regulatory capital to its risk-weighted assets. A leverage capital ratio is a ratio of a banking organization’s regulatory capital to a measure of assets or exposures that is not risk-weighted. As of January 1, 2015, Ally and Ally Bank became subject to the rules implementing the 2010 Basel III capital framework in the United States (U.S. Basel III), which reflect new and higher capital requirements, capital buffers, and new regulatory capital definitions, deductions and adjustments. Certain aspects of U.S. Basel III, including the new capital buffers and regulatory capital deductions, will be phased in over several years.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Condensed Consolidated Financial Statements or the results of operations and financial condition of Ally and Ally Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our capital, assets and certain off-balance sheet items. These measures and related classifications, which are used in our risk-based and leverage capital ratios, are also subject to qualitative judgments by the regulators about the components of capital, the risk-weightings of our assets and other exposures, and other factors. The U.S. banking regulators also use these ratios and guidelines as part of the capital planning and stress testing processes. In addition, in order for Ally to maintain its status as a FHC, Ally and its bank subsidiary, Ally Bank, must remain “well-capitalized” and “well-managed,” as defined under applicable law. Effective January 1, 2015, the “well-capitalized” standard for insured depository institutions, such as Ally Bank, was revised to reflect the new and higher capital requirements under U.S. Basel III.
Under U.S. Basel III, Ally must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum Total risk-based capital ratio of 8%. In addition to these minimum requirements, Ally will also be subject to a Common Equity Tier 1 capital conservation buffer of more than 2.5%, subject to a phase-in period from January 1, 2016 through December 31, 2018. Failure to maintain the full amount of the buffer will result in restrictions on Ally’s ability to make capital distributions, including dividend payment and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. In addition to these new risk-based capital standards, U.S. Basel III subjects all U.S. banking organizations, including Ally, to a minimum Tier 1 leverage ratio of 4%, the denominator of which takes into account only on-balance sheet assets.
In addition to introducing new capital ratios, U.S. Basel III revises the eligibility criteria for regulatory capital instruments and provides for the phase-out of existing capital instruments that do not satisfy the new criteria. Subject to certain exceptions (e.g., for certain debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other “hybrid” securities will be phased out from a banking organization’s Tier 1 capital by January 1, 2016. Also, subject to a phase-in schedule, certain new items will be deducted from Common Equity Tier 1 capital, and certain other deductions from regulatory capital will be modified. Among other things, U.S. Basel III requires significant investments in the common shares of unconsolidated financial institutions, mortgage servicing rights, and

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

certain deferred tax assets that exceed specified individual and aggregate thresholds to be deducted from Common Equity Tier 1 capital. U.S. Basel III also revises the standardized approach for calculating risk-weighted assets by, among other things, modifying certain risk weights and introducing new methods for calculating risk-weighted assets for certain types of assets and exposures.
Ally is subject to the U.S. Basel III standardized approach for counterparty credit risk. It is not subject to the U.S. Basel III advanced approaches for counterparty credit risk. Ally is currently not subject to the U.S. market risk capital rule, which applies only to banking organizations with significant trading assets and liabilities.
During 2010, Ally, IB Finance Holding Company, LLC (IB Finance), Ally Bank, and the Federal Deposit Insurance Corporation (FDIC) entered into a Capital and Liquidity Maintenance Agreement (CLMA). The effective date of the CLMA was August 24, 2010. The CLMA requires capital at Ally Bank to be maintained at a level such that Ally Bank's leverage ratio is at least 15%. For this purpose, the leverage ratio is determined in accordance with the FDIC's regulations related to capital maintenance.
The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	Under Basel III		Under Basel I
	March 31, 2015 (a)		December 31, 2014 (b)		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 (to risk-weighted assets) (c)
Ally Financial Inc.	$14,240	10.94%	$12,588	9.64%	4.50%		(d)
Ally Bank	16,185	17.49	16,022	16.89	4.50		6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$17,131	13.16%	$16,389	12.55%	6.00%		(d)
Ally Bank	16,185	17.49	16,022	16.89	6.00		8.00%
Total (to risk-weighted assets)
Ally Financial Inc.	$18,365	14.11%	$17,294	13.24%	8.00%		(d)
Ally Bank	16,574	17.91	16,468	17.36	8.00		10.00%
Tier 1 leverage (to adjusted quarterly average assets) (e)
Ally Financial Inc.	$17,131	11.43%	$16,389	10.94%	4.00%		(d)
Ally Bank	16,185	15.61	16,022	15.44	15.00	(f)	5.00%

(a)	U.S. Basel III became effective for us on January 1, 2015, subject to transitional provisions primarily related to deductions and adjustments impacting Common Equity Tier 1 capital and Tier 1 capital.

(b)	Capital ratios as of December 31, 2014 are presented under the U.S. Basel I capital framework.

(c)	Previously referred to as Tier 1 Common Equity under the U.S. Basel I capital framework.

(d)	U.S. Basel III does not establish standards for determining whether a BHC is "well-capitalized."

(e)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(f)	Ally Bank, in accordance with the CLMA, is required to maintain a Tier 1 leverage ratio of at least 15%.
At March 31, 2015, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
Capital Planning and Stress Tests
As a BHC with $50 billion or more of consolidated assets, Ally is required to conduct periodic internal stress tests, is subject to an annual supervisory stress test conducted by the Board of Governors of the Federal Reserve System (FRB), and must submit an annual capital plan to the FRB. Ally’s capital plan must include a description of all planned capital actions over a nine-quarter planning horizon. The capital plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5% under baseline, adverse, and severely adverse economic scenarios, and serve as a source of strength to Ally Bank. The FRB must approve Ally's capital plan before Ally may take any capital action. Even with an approved capital plan, Ally must seek the approval of the FRB before making a capital distribution if, among other factors, Ally would not meet its regulatory capital requirements after making the proposed capital distribution.
On January 5, 2015, Ally Financial Inc. submitted the results of its semi-annual stress test and its proposed capital actions to the FRB, and Ally Bank submitted the results of its annual company-run stress test to the FDIC. On March 6, 2015, Ally Financial Inc. and Ally Bank publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On March 11, 2015, Ally received a non-objection to its capital plan from the FRB, including the proposed capital actions contained in its submission. As a result, we redeemed $1.3 billion in Series G preferred securities in April 2015, and announced a tender offer to purchase up to 13 million shares of our outstanding Series A preferred securities for $26.65 per share.

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
We also enter into foreign currency forwards to economically hedge our foreign denominated debt, our centralized lending program, and foreign-denominated third party loans. The hedge of foreign denominated debt was entered into concurrent with the debt issuance with the terms of the derivative matching the terms of the underlying debt. The centralized lending program manages liquidity for our subsidiary businesses, but as of March 31, 2015, this activity is immaterial. Foreign-currency-denominated loan agreements are executed with our foreign subsidiaries in their local currencies. We evaluate our foreign-currency exposure resulting from intercompany lending and manage our currency risk exposure by entering into foreign-currency derivatives with external counterparties. Our remaining foreign-currency derivatives, such as hedges of foreign-denominated third party loans, are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
Market Risk
We enter into equity options to economically hedge our exposure to the equity markets. We purchase options to assume a long position on certain equities and write options to assume a short position.
We have also entered into prepaid equity forward contracts to economically hedge the price risk associated with certain of our executive share-based compensation plans. The prepaid equity forward contracts are hybrid instruments containing an embedded forward contract, which is considered a derivative instrument. The embedded derivative instrument is bifurcated from the host contract and is recorded at fair value with changes in fair value recorded in compensation and benefits expense. The balance of the prepaid component of these equity forward contracts was $62 million as of March 31, 2015, and was recorded within other assets on the Condensed Consolidated Balance Sheet.

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
We placed cash and securities collateral totaling $228 million and $236 million at March 31, 2015 and December 31, 2014, respectively, in accounts maintained by counterparties, $18 million of which relates to non-derivative collateral at March 31, 2015 and December 31, 2014. We received cash collateral from counterparties totaling $118 million at March 31, 2015, $13 million of which relates to non-derivative collateral. We received cash collateral from counterparties totaling $71 million at December 31, 2014. The receivables for collateral placed and the payables for collateral received are included on our Condensed Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met. At March 31, 2015 and December 31, 2014, we received noncash collateral of $24 million and $15 million, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Balance Sheet Presentation
The following table summarizes the fair value amounts of derivative instruments reported on our Condensed Consolidated Balance Sheet. The fair value amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories. Notional amounts are reference amounts from which contractual obligations are derived and are not recorded on the balance sheet. In our view, derivative notional is not an accurate measure of our derivative exposure when viewed in isolation from other factors, such as market rate fluctuations and counterparty credit risk.

	March 31, 2015			December 31, 2014
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives qualifying for hedge accounting
Interest rate contracts
Swaps (c)	$170	$12	$19,166	$118	$7	$18,554
Foreign exchange contracts
Forwards	—	1	237	—	—	210
Total derivatives qualifying for hedge accounting	170	13	19,403	118	7	18,764
Economic hedges
Interest rate contracts
Swaps	47	72	12,721	40	65	11,979
Futures and forwards	6	7	18,955	4	2	18,886
Written options	—	71	15,665	—	94	14,823
Purchased options	71	—	15,902	94	—	15,159
Total interest rate risk	124	150	63,243	138	161	60,847
Foreign exchange contracts
Swaps	12	88	1,073	—	74	1,210
Futures and forwards	9	6	458	5	4	304
Total foreign exchange risk	21	94	1,531	5	78	1,514
Equity contracts
Forwards	—	9	62	—	3	74
Written options	—	2	1	—	3	1
Purchased options	—	—	—	2	—	—
Total equity risk	—	11	63	2	6	75
Total economic hedges	145	255	64,837	145	245	62,436
Total derivatives	$315	$268	$84,240	$263	$252	$81,200

(a)
Derivative contracts in a receivable position are classified as other assets on the Condensed Consolidated Balance Sheet, and includes accrued interest of $49 million and $50 million at March 31, 2015 and December 31, 2014, respectively.

(b)
Derivative contracts in a liability position are classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet, and includes accrued interest of $10 million and $17 million at March 31, 2015 and December 31, 2014, respectively.

(c)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate debt obligations with $166 million and $97 million in a receivable position, $0 million and $1 million in a payable position, and of a $5.9 billion and $4.7 billion notional amount at March 31, 2015 and December 31, 2014, respectively. Of the hedge notional amount at March 31, 2015, $2.6 billion is associated with debt maturing in five or more years. Other fair value hedges include pay-fixed swaps on portfolios of held-for-investment automotive loan assets with $4 million and $21 million in a receivable position, $12 million and $6 million in a payable position, and of a $13.2 billion and $13.9 billion notional amount at March 31, 2015 and December 31, 2014, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended March 31,
($ in millions)	2015	2014
Derivatives qualifying for hedge accounting
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Interest and fees on finance receivables and loans (a)	$(23)	$2
Interest on long-term debt (b)	86	34
Gain (loss) recognized in earnings on hedged items (c)
Interest rate contracts
Interest and fees on finance receivables and loans	33	11
Interest on long-term debt	(87)	(32)
Total derivatives qualifying for hedge accounting	9	15
Economic derivatives
Loss recognized in earnings on derivatives
Interest rate contracts
Loss on mortgage and automotive loans, net	(2)	—
Other income, net of losses	(12)	(8)
Total interest rate contracts	(14)	(8)
Foreign exchange contracts (d)
Interest on long-term debt	(143)	(5)
Other income, net of losses	11	—
Total foreign exchange contracts	(132)	(5)
Equity contracts
Compensation and benefits expense	(6)	—
Total equity contracts	(6)	—
(Loss) gain recognized in earnings on derivatives	$(143)	$2

(a)
Amounts exclude losses related to interest for qualifying accounting hedges of portfolios of retail automotive loans held-for-investment of $17 million and $13 million for the three months ended March 31, 2015 and 2014, respectively. These losses are primarily offset by the fixed coupon receipts on the retail automotive loans held-for-investment.

(b)
Amounts exclude gains related to interest for qualifying accounting hedges of debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $23 million and $35 million for the three months ended March 31, 2015 and 2014, respectively.

(c)
Amounts exclude gains related to amortization of deferred basis adjustments on the de-designated hedged item of $28 million and $45 million for the three months ended March 31, 2015 and 2014, respectively.

(d)	Amounts exclude gains related to the revaluation of the related foreign-denominated debt or receivable of $134 million and $4 million for the three months ended March 31, 2015 and 2014, respectively.
The following table summarizes derivative instruments used in net investment hedge accounting relationships.

	Three months ended March 31,
($ in millions)	2015	2014
Foreign exchange contracts
Loss reclassified from accumulated other comprehensive loss to income from discontinued operations, net	$(4)	$—
Total loss from discontinued operations, net	$(4)	$—
Gain recognized in other comprehensive income (a)	$22	$11

(a)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive income related to the revaluation of the related net investment in foreign operations. There were losses of $43 million and $19 million for the three months ended March 31, 2015 and 2014, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

21.    Income Taxes
We recognized total income tax expense from continuing operations of $103 million during the three months ended March 31, 2015, compared to income tax expense of $94 million for the same period in 2014. The increase in income tax expense for the three months ended March 31, 2015, compared to the same period in 2014, was driven primarily by a reduction in tax credits.
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We continue to believe it is more likely than not that the benefit for certain foreign tax credits and state net operating loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on the deferred tax assets relating to these carryforwards.
It is reasonably possible the unrecognized tax benefits disclosed in our 2014 Annual Report on Form 10-K will decrease by up to $180 million over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction as anticipated.
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no transfers between any levels during the three months ended March 31, 2015.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

•
Available-for-sale securities — All classes of available-for-sale securities are carried at fair value based on observable market prices, when available. If observable market prices are not available, our valuations are based on internally developed discounted cash flow models (an income approach) that use a market-based discount rate and consider recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we are required to utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (including prepayment speeds, delinquency levels, and credit losses).

•
Automotive loans held-for-sale, net — Our automotive loans held-for-sale are accounted for at the lower-of-cost or fair value. The automotive loans at fair value are presented in the nonrecurring fair value measurement table. We based our valuation of automotive loans held-for-sale on internally developed discounted cash flow models (an income approach) and classified all these loans as Level 3. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which, depending on characteristics of the loans, may be the whole-loan market or the securitization market. Although we utilize and give priority to market observable inputs, such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds (absolute prepayment model, or ABS), gross loss range by loan segment (percentage of receivable balance lost in the event of default), and credit spreads (the risk premium component added to observed benchmark rate to determine the discount rate used in the discounted cash flow model). While numerous controls exist to calibrate, corroborate, and validate these internal inputs, these internal inputs require the use of judgment and can have a significant impact on the determination of the loan’s value. Accordingly, we classified all automotive loans held-for-sale as Level 3.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

•
Mortgage loans held-for-sale, net — Certain of our mortgage loans held-for-sale are accounted for at fair value because of fair value option elections. Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets depending on underlying attributes of the loan, such as eligibility with the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or the Government National Mortgage Association (Ginnie Mae) (collectively, the Government-sponsored Enterprises, or GSEs), product type, interest rate, and credit quality. Mortgage loans previously classified as Level 2 were mainly GSE-eligible mortgage loans carried at fair value due to fair value option election, which were valued predominantly using published forward agency prices. It also included any domestic loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available. These mortgage loans were transferred into Level 3 as of December 31, 2014 based on decreased observability of significant inputs resulting from no longer being an active seller of mortgage loans to GSEs. As a result, they are now valued based on a discounted cash flow basis utilizing cash flow projections from internally developed models that utilized prepayment, default, and discount rate assumptions.

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
Historically, we had a cross-currency swap and interest rate caps accounted for as derivative instruments that were classified as Level 3. However, at March 31, 2015 and December 31, 2014, we did not have any positions classified as Level 3.
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

	Recurring fair value measurements
March 31, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,816	$872	$—	$2,688
U.S. State and political subdivisions	—	524	—	524
Foreign government	14	201	—	215
Mortgage-backed residential	—	10,305	—	10,305
Mortgage-backed commercial	—	312	—	312
Asset-backed	—	2,066	—	2,066
Corporate debt securities	—	752	—	752
Total debt securities	1,830	15,032	—	16,862
Equity securities (a)	967	—	—	967
Total available-for-sale securities	2,797	15,032	—	17,829
Mortgage loans held-for-sale, net (b)	—	—	3	3
Other assets
Interests retained in financial asset sales	—	—	42	42
Derivative contracts in a receivable position (c)
Interest rate	6	288	—	294
Foreign currency	—	21	—	21
Other	—	—	—	—
Total derivative contracts in a receivable position	6	309	—	315
Collateral placed with counterparties (d)	—	9	—	9
Total assets	$2,803	$15,350	$45	$18,198
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$(7)	$(155)	$—	$(162)
Foreign currency	—	(95)	—	(95)
Other	(2)	(9)	—	(11)
Total derivative contracts in a payable position (c)	(9)	(259)	—	(268)
Other liabilities	—	—	—	—
Total liabilities	$(9)	$(259)	$—	$(268)

(a)	Our investment in any one industry did not exceed 14%.

(b)	Carried at fair value due to fair value option elections.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 20.

(d)	Represents collateral in the form of investment securities. Cash collateral was excluded.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$217	$961	$—	$1,178
U.S. State and political subdivisions	—	406	—	406
Foreign government	14	218	—	232
Mortgage-backed residential	—	10,425	—	10,425
Mortgage-backed commercial	—	253	—	253
Asset-backed	—	1,991	—	1,991
Corporate debt securities	—	746	—	746
Total debt securities	231	15,000	—	15,231
Equity securities (a)	906	—	—	906
Total available-for-sale securities	1,137	15,000	—	16,137
Mortgage loans held-for-sale, net (b)	—	—	3	3
Other assets
Interests retained in financial asset sales	—	—	47	47
Derivative contracts in a receivable position (c)
Interest rate	4	252	—	256
Foreign currency	—	5	—	5
Other	2	—	—	2
Total derivative contracts in a receivable position	6	257	—	263
Collateral placed with counterparties (d)	—	15	—	15
Total assets	$1,143	$15,272	$50	$16,465
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position (c)
Interest rate	$(2)	$(166)	$—	$(168)
Foreign currency	—	(78)	—	(78)
Other	(2)	(4)	—	(6)
Total derivative contracts in a payable position	(4)	(248)	—	(252)
Total liabilities	$(4)	$(248)	$—	$(252)

(a)	Our investment in any one industry did not exceed 16%.

(b)	Carried at fair value due to fair value option elections.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 20.

(d)	Represents collateral in the form of investment securities. Cash collateral was excluded.

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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains								Fair value at March 31, 2015	Net unrealized gains included in earnings still held at March 31, 2015
($ in millions)	Fair value at January 1, 2015	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements	Transfers out of Level 3
Assets
Mortgage loans held-for-sale, net	$3	$—		$—	$—	$—	$—	$—	$—	$3	$—
Other assets
Interests retained in financial asset sales	47	3	(a)	—	—	—	1	(9)	—	42	—
Total assets	$50	$3		$—	$—	$—	$1	$(9)	$—	$45	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
	Fair value at January 1, 2014	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Transfers out of Level 3	Fair value at March 31, 2014	Net unrealized gains included in earnings still held at March 31, 2014
($ in millions)		included in earnings		included in OCI
Assets
Other assets
Interests retained in financial asset sales	$100	$1	(a)	$—	$—	$—	$—	$(17)	$—	$84	$—
Interest rate derivative contracts, net	(1)	—		—	—	—	—	(2)	3	—	—
Total assets	$99	$1		$—	$—	$—	$—	$(19)	$3	$84	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
Nonrecurring Fair Value
We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower-of-cost or fair value accounting or certain impairment measures. These items would constitute nonrecurring fair value measures.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain included in earnings for the three months ended
March 31, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale
Automotive	$—	$—	$1,500	$1,500	$(8)	n/m	(a)
Mortgage	—	—	28	28	(5)	n/m	(a)
Other	—	—	17	17	—	n/m	(a)
Total loans held-for-sale	—	—	1,545	1,545	(13)	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	26	26	(7)	n/m	(a)
Other	—	—	18	18	(8)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	44	44	(15)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	8	8	(2)	n/m	(a)
Other	—	—	2	2	—	n/m	(a)
Total assets	$—	$—	$1,599	$1,599	$(30)	n/m	(a)
n/m = not meaningful

(a)
We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.

(b)	Represents the portion of the portfolio specifically impaired during 2015. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the three months ended
March 31, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commercial finance receivables and loans, net (a)
Automotive	$—	$—	$31	$31	$(6)	n/m	(b)
Other	—	—	53	53	(20)	n/m	(b)
Total commercial finance receivables and loans, net	—	—	84	84	(26)	n/m	(b)
Other assets
Repossessed and foreclosed assets (c)	—	—	11	11	1	n/m	(b)
Other	—	—	2	2	—	n/m	(b)
Total assets	$—	$—	$97	$97	$(25)	n/m
n/m = not meaningful

(a)	Represents the portion of the portfolio specifically impaired during 2014. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

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

March 31, 2015 ($ in millions)	Level 3 nonrecurring measurements	Valuation technique	Unobservable input	Weighted average/range
Assets
Automotive loans held-for-sale, net	$1,500	Discounted cash flow	Prepayment rate	1.30%
			Gross loss	0-4.80%
			Credit spread	0.58%
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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at March 31, 2015 and December 31, 2014.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
March 31, 2015
Financial assets
Loans held-for-sale, net	$1,559	$—	$—	$1,561	$1,561
Finance receivables and loans, net	98,924	—	—	99,781	99,781
Nonmarketable equity investments	213	—	188	32	220
Financial liabilities
Deposit liabilities	$60,875	$—	$—	$61,504	$61,504
Short-term borrowings	6,447	—	—	6,447	6,447
Long-term debt	65,760	—	24,376	43,889	68,265
December 31, 2014
Financial assets
Loans held-for-sale, net	$2,003	$—	$485	$1,554	$2,039
Finance receivables and loans, net	98,971	—	—	99,430	99,430
Nonmarketable equity investments	271	—	246	33	279
Financial liabilities
Deposit liabilities	$58,222	$—	$—	$58,777	$58,777
Short-term borrowings	7,062	—	—	7,063	7,063
Long-term debt	66,558	—	25,224	44,084	69,308
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

•
Loans held-for-sale, net — Loans held-for-sale classified as Level 3 include all loans valued using internally developed valuation models because observable market prices were not available. We based our valuation of automotive loans held-for-sale on internally developed discounted cash flow models (an income approach). These valuation models estimate the exit price we expect to receive in the loan’s principal market, which, depending on characteristics of the loans, may be the whole-loan market or the securitization market. Although we utilize and give priority to market observable inputs, such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds (absolute prepayment model, or ABS), gross loss range by loan segment (percentage of receivable balance lost in the event of default), and credit spreads (the risk premium component added to observed benchmark rate to determine the discount rate used in the discounted cash flow model). While numerous controls exist to calibrate, corroborate, and validate these internal inputs, these internal inputs require the use of judgment and can have a significant impact on the determination of the loan’s value. Accordingly, we classified all automotive loans held-for-sale as Level 3. Loans held-for-sale classified as Level 2 as of December 31, 2014 represent mortgage TDR loans valued using quoted prices in active markets for similar assets.

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

23.    Offsetting Assets and Liabilities
Our qualifying master netting agreements are written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the agreement to the non-defaulting entity upon an event of default of the counterparty, including bankruptcy, insolvency, or similar proceeding, and (2) provide the non-defaulting entity the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to liquidate or set off collateral promptly upon an event of default of the counterparty. In certain instances we have the option to report financial instruments that are subject to a qualifying master netting agreement on a net basis. However, we have elected to report these instruments as gross assets and liabilities on the Condensed Consolidated Balance Sheet.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Condensed Consolidated Balance Sheet
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
March 31, 2015 ($ in millions)				Financial Instruments	Collateral (a) (b)	Net Amount
Assets
Derivative assets in net asset positions	$261	$—	$261	$(72)	$(102)	$87
Derivative assets in net liability positions	54	—	54	(54)	—	—
Total derivative assets (c)	315	—	315	(126)	(102)	87
Reverse repurchase, securities borrowing, and similar arrangements	50	—	50	—	—	50
Total assets	$365	$—	$365	$(126)	$(102)	$137
Liabilities
Derivative liabilities in net liability positions	$(186)	$—	$(186)	$54	$68	$(64)
Derivative liabilities in net asset positions	(72)	—	(72)	72	—	—
Derivative liabilities with no offsetting arrangements	(10)	—	(10)	—	—	(10)
Total derivative liabilities (c)	(268)	—	(268)	126	68	(74)
Securities sold under agreements to repurchase (d)	(2,166)	—	(2,166)	—	2,166	—
Total liabilities	$(2,434)	$—	$(2,434)	$126	$2,234	$(74)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged. As of March 31, 2015, $10 million of derivative non-cash collateral received and $50 million of non-cash collateral related to the reverse repurchase agreement were excluded. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 20.

(d)	For additional information on securities sold under agreements to repurchase, refer to Note 13.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Condensed Consolidated Balance Sheet
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
December 31, 2014 ($ in millions)				Financial Instruments	Collateral (a)	Net Amount
Assets
Derivative assets in net asset positions	$216	$—	$216	$(60)	$(68)	$88
Derivative assets in net liability positions	47	—	47	(47)	—	—
Total assets (b)	$263	$—	$263	$(107)	$(68)	$88
Liabilities
Derivative liabilities in net liability positions	$(188)	$—	$(188)	$47	$54	$(87)
Derivative liabilities in net asset positions	(60)	—	(60)	60	—	—
Derivative liabilities with no offsetting arrangements	(4)	—	(4)	—	—	(4)
Total derivative liabilities (b)	(252)	—	(252)	107	54	(91)
Securities sold under agreements to repurchase (c)	(774)	—	(774)	—	774	—
Total liabilities	$(1,026)	$—	$(1,026)	$107	$828	$(91)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 20.

(c)	For additional information on securities sold under agreements to repurchase, refer to Note 13.
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
Automotive Finance operations — Provides automotive financing services to consumers and automotive dealers. Our automotive financing services include providing retail installment sales financing, loans, and leases; offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers; fleet financing, and vehicle remarketing services.
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
Financial information for our reportable operating segments is summarized as follows.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage operations	Corporate and Other (a)	Consolidated (b)
2015
Net financing revenue	$809	$12	$15	$14	$850
Other revenue (loss)	52	268	68	(145)	243
Total net revenue (loss)	861	280	83	(131)	1,093
Provision for loan losses	127	—	(5)	(6)	116
Total noninterest expense	403	202	19	71	695
Income (loss) from continuing operations before income tax expense	$331	$78	$69	$(196)	$282
Total assets	$111,149	$7,242	$7,694	$27,439	$153,524
2014
Net financing revenue (loss)	$820	$15	$14	$(28)	$821
Other revenue (loss)	64	272	4	(19)	321
Total net revenue (loss)	884	287	18	(47)	1,142
Provision for loan losses	159	—	(23)	1	137
Total noninterest expense	386	213	24	90	713
Income (loss) from continuing operations before income tax expense	$339	$74	$17	$(138)	$292
Total assets	$109,307	$7,184	$7,937	$24,024	$148,452

(a)	Total assets for Corporate Finance were $2.0 billion and $1.7 billion at March 31, 2015 and 2014, respectively.

(b)	Net financing revenue after the provision for loan losses totaled $734 million and $684 million for the three months ended March 31, 2015 and 2014, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Information concerning principal geographic areas was as follows.

Three months ended March 31, ($ in millions)	Revenue (a)	Income from continuing operations before income tax expense (b)	Net income (b) (c)
2015
Canada	$24	$11	$8
Europe	1	4	11
Asia-Pacific	—	—	452
Total foreign (d)	25	15	471
Total domestic (e)	1,068	267	105
Total	$1,093	$282	$576
2014
Canada	$31	$13	$10
Europe	2	2	3
Asia-Pacific	—	—	33
Total foreign	33	15	46
Total domestic (e)	1,109	277	181
Total	$1,142	$292	$227

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Financial Statements.

(b)	Domestic amounts include original discount amortization of $14 million and $48 million for the three months ended March 31, 2015 and 2014, respectively.

(c)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(d)	Our foreign operations as of March 31, 2015 consist of our ongoing Insurance operations in Canada and our remaining international entities in wind-down.

(e)	Amounts include eliminations between our domestic and foreign operations.
25.    Parent and Guarantor Condensed Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of March 31, 2015, the Guarantors include Ally US LLC and IB Finance, each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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
Condensed Consolidating Statements of Comprehensive Income

Three months ended March 31, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$4	$—	$1,070	$—	$1,074
Interest and fees on finance receivables and loans — intercompany	10	—	16	(26)	—
Interest on loans held-for-sale	—	—	24	—	24
Interest and dividends on available-for-sale investment securities	—	—	88	—	88
Interest-bearing cash	—	—	2	—	2
Interest-bearing cash — intercompany	—	—	2	(2)	—
Operating leases	—	—	896	—	896
Total financing revenue and other interest income	14	—	2,098	(28)	2,084
Interest expense
Interest on deposits	3	—	169	—	172
Interest on short-term borrowings	10	—	1	—	11
Interest on long-term debt	292	—	137	—	429
Interest on intercompany debt	19	—	9	(28)	—
Total interest expense	324	—	316	(28)	612
Depreciation expense on operating lease assets	—	—	622	—	622
Net financing (loss) revenue	(310)	—	1,160	—	850
Dividends from subsidiaries
Bank subsidiary	125	125	—	(250)	—
Nonbank subsidiaries	238	—	—	(238)	—
Other revenue
Servicing fees	279	—	204	(473)	10
Insurance premiums and service revenue earned	—	—	233	—	233
(Loss) gain on mortgage and automotive loans, net	(8)	—	54	—	46
Loss on extinguishment of debt	(197)	—	(1)	—	(198)
Other gain on investments, net	—	—	55	—	55
Other income, net of losses	72	—	152	(127)	97
Total other revenue	146	—	697	(600)	243
Total net revenue	199	125	1,857	(1,088)	1,093
Provision for loan losses	100	—	16	—	116
Noninterest expense
Compensation and benefits expense	154	—	225	(124)	255
Insurance losses and loss adjustment expenses	—	—	56	—	56
Other operating expenses	310	—	550	(476)	384
Total noninterest expense	464	—	831	(600)	695
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(365)	125	1,010	(488)	282
Income tax (benefit) expense from continuing operations	(115)	—	218	—	103
Net (loss) income from continuing operations	(250)	125	792	(488)	179
Income from discontinued operations, net of tax	387	—	10	—	397
Undistributed income of subsidiaries
Bank subsidiary	180	180	—	(360)	—
Nonbank subsidiaries	259	—	—	(259)	—
Net income	576	305	802	(1,107)	576
Other comprehensive income, net of tax	31	42	47	(89)	31
Comprehensive income	$607	$347	$849	$(1,196)	$607

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(9)	$—	$1,116	$—	$1,107
Interest and fees on finance receivables and loans — intercompany	11	—	21	(32)	—
Interest and dividends on available-for-sale investment securities	—	—	95	—	95
Interest-bearing cash	—	—	3	—	3
Interest-bearing cash - intercompany	—	—	1	(1)	—
Operating leases	91	—	779	—	870
Total financing revenue and other interest income	93	—	2,015	(33)	2,075
Interest expense
Interest on deposits	4	—	159	—	163
Interest on short-term borrowings	11	—	4	—	15
Interest on long-term debt	388	—	146	—	534
Interest on intercompany debt	22	—	11	(33)	—
Total interest expense	425	—	320	(33)	712
Depreciation expense on operating lease assets	65	—	477	—	542
Net financing (loss) revenue	(397)	—	1,218	—	821
Dividends from subsidiaries
Nonbank subsidiaries	121	—	—	(121)	—
Other revenue
Servicing fees	9	—	—	—	9
Insurance premiums and service revenue earned	—	—	241	—	241
Loss on extinguishment of debt	(39)	—	—	—	(39)
Other gain on investments, net	—	—	43	—	43
Other income, net of losses	186	—	336	(455)	67
Total other revenue	156	—	620	(455)	321
Total net (loss) revenue	(120)	—	1,838	(576)	1,142
Provision for loan losses	48	—	89	—	137
Noninterest expense
Compensation and benefits expense	154	—	226	(126)	254
Insurance losses and loss adjustment expenses	—	—	68	—	68
Other operating expenses	176	—	544	(329)	391
Total noninterest expense	330	—	838	(455)	713
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(498)	—	911	(121)	292
Income tax (benefit) expense from continuing operations	(114)	—	208	—	94
Net (loss) income from continuing operations	(384)	—	703	(121)	198
Income from discontinued operations, net of tax	29	—	—	—	29
Undistributed income of subsidiaries
Bank subsidiary	239	239	—	(478)	—
Nonbank subsidiaries	343	1	—	(344)	—
Net income	227	240	703	(943)	227
Other comprehensive income, net of tax	92	69	86	(155)	92
Comprehensive income	$319	$309	$789	$(1,098)	$319

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

March 31, 2015 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$945	$—	$607	$—	$1,552
Interest-bearing	1,700	—	4,384	—	6,084
Interest-bearing — intercompany	—	—	617	(617)	—
Total cash and cash equivalents	2,645	—	5,608	(617)	7,636
Federal funds sold and securities purchased under resale agreements	—	—	50	—	50
Investment securities	—	—	17,829	—	17,829
Loans held-for-sale, net	—	—	1,559	—	1,559
Finance receivables and loans, net
Finance receivables and loans, net	6,034	—	93,823	—	99,857
Intercompany loans to
Bank subsidiary	700	—	—	(700)	—
Nonbank subsidiaries	1,745	—	1,566	(3,311)	—
Allowance for loan losses	(129)	—	(804)	—	(933)
Total finance receivables and loans, net	8,350	—	94,585	(4,011)	98,924
Investment in operating leases, net	—	—	19,021	—	19,021
Intercompany receivables from
Bank subsidiary	493	—	—	(493)	—
Nonbank subsidiaries	254	—	406	(660)	—
Investment in subsidiaries
Bank subsidiary	16,171	16,171	—	(32,342)	—
Nonbank subsidiaries	11,255	12	—	(11,267)	—
Premiums receivable and other insurance assets	—	—	1,742	(20)	1,722
Other assets	4,835	—	4,662	(2,714)	6,783
Total assets	$44,003	$16,183	$145,462	$(52,124)	$153,524
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$79	$—	$79
Interest-bearing	310	—	60,486	—	60,796
Total deposit liabilities	310	—	60,565	—	60,875
Short-term borrowings	3,481	—	2,966	—	6,447
Long-term debt	20,774	—	44,986	—	65,760
Intercompany debt to
Nonbank subsidiaries	2,183	—	2,445	(4,628)	—
Intercompany payables to
Bank subsidiary	187	—	—	(187)	—
Nonbank subsidiaries	437	—	550	(987)	—
Interest payable	227	—	213	—	440
Unearned insurance premiums and service revenue	—	—	2,374	—	2,374
Accrued expenses and other liabilities	470	82	3,856	(2,714)	1,694
Total liabilities	28,069	82	117,955	(8,516)	137,590
Total equity	15,934	16,101	27,507	(43,608)	15,934
Total liabilities and equity	$44,003	$16,183	$145,462	$(52,124)	$153,524

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2014 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$986	$—	$362	$—	$1,348
Interest-bearing	1,300	—	2,928	—	4,228
Interest-bearing — intercompany	—	—	615	(615)	—
Total cash and cash equivalents	2,286	—	3,905	(615)	5,576
Investment securities	—	—	16,137	—	16,137
Loans held-for-sale, net	3	—	2,000	—	2,003
Finance receivables and loans, net
Finance receivables and loans, net	4,225	—	95,723	—	99,948
Intercompany loans to
Bank subsidiary	625	—	—	(625)	—
Nonbank subsidiaries	3,500	—	1,770	(5,270)	—
Allowance for loan losses	(102)	—	(875)	—	(977)
Total finance receivables and loans, net	8,248	—	96,618	(5,895)	98,971
Investment in operating leases, net	—	—	19,510	—	19,510
Intercompany receivables from
Bank subsidiary	219	—	—	(219)	—
Nonbank subsidiaries	267	—	393	(660)	—
Investment in subsidiaries
Bank subsidiary	15,967	15,967	—	(31,934)	—
Nonbank subsidiaries	11,559	12	—	(11,571)	—
Premiums receivable and other insurance assets	—	—	1,717	(22)	1,695
Other assets	4,889	—	4,879	(2,466)	7,302
Assets of operations held-for-sale	634	—	—	—	634
Total assets	$44,072	$15,979	$145,159	$(53,382)	$151,828
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$64	$—	$64
Interest-bearing	319	—	57,839	—	58,158
Total deposit liabilities	319	—	57,903	—	58,222
Short-term borrowings	3,338	—	3,724	—	7,062
Long-term debt	21,199	—	45,359	—	66,558
Intercompany debt to
Nonbank subsidiaries	2,385	—	4,125	(6,510)	—
Intercompany payables to
Bank subsidiary	94	—	—	(94)	—
Nonbank subsidiaries	454	—	354	(808)	—
Interest payable	316	—	161	—	477
Unearned insurance premiums and service revenue	—	—	2,375	—	2,375
Accrued expenses and other liabilities	568	82	3,551	(2,466)	1,735
Total liabilities	28,673	82	117,552	(9,878)	136,429
Total equity	15,399	15,897	27,607	(43,504)	15,399
Total liabilities and equity	$44,072	$15,979	$145,159	$(53,382)	$151,828

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash (used in) provided by operating activities	$(189)	$125	$799	$(488)	$247
Investing activities
Net change in federal funds sold and securities purchased under resale agreements	—	—	(50)	—	(50)
Purchases of available-for-sale securities	—	—	(4,023)	—	(4,023)
Proceeds from sales of available-for-sale securities	—	—	1,523	—	1,523
Proceeds from maturities and repayments of available-for-sale securities	—	—	914	—	914
Net (increase) decrease in finance receivables and loans	(242)	—	197	—	(45)
Proceeds from sales of finance receivables and loans	—	—	1,577	—	1,577
Net decrease in loans — intercompany	374	—	205	(579)	—
Net increase in operating lease assets	—	—	(110)	—	(110)
Capital contributions to subsidiaries	(24)	—	—	24	—
Returns of contributed capital	222	—	—	(222)	—
Proceeds from sale of business units, net	1,049	—	—	—	1,049
Net change in restricted cash	—	—	(121)	—	(121)
Other, net	(1)	—	92	—	91
Net cash provided by investing activities	1,378	—	204	(777)	805
Financing activities
Net change in short-term borrowings — third party	142	—	(760)	—	(618)
Net (decrease) increase in deposits	(9)	—	2,661	—	2,652
Proceeds from issuance of long-term debt — third party	2,467	—	6,353	—	8,820
Repayments of long-term debt — third party	(3,161)	—	(6,617)	—	(9,778)
Net change in debt — intercompany	(202)	—	(374)	576	—
Dividends paid — third party	(67)	—	—	—	(67)
Dividends paid and returns of contributed capital — intercompany	—	(125)	(586)	711	—
Capital contributions from parent	—	—	24	(24)	—
Net cash (used in) provided by financing activities	(830)	(125)	701	1,263	1,009
Effect of exchange-rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Net increase in cash and cash equivalents	359	—	1,703	(2)	2,060
Cash and cash equivalents at beginning of year	2,286	—	3,905	(615)	5,576
Cash and cash equivalents at March 31	$2,645	$—	$5,608	$(617)	$7,636

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash (used in) provided by operating activities	$(207)	$(11)	$1,271	$(121)	$932
Investing activities
Purchases of available-for-sale securities	—	—	(907)	—	(907)
Proceeds from sales of available-for-sale securities	—	—	1,354	—	1,354
Proceeds from maturities and repayments of available-for-sale securities	—	—	592	—	592
Net decrease (increase) in finance receivables and loans	1,918	—	(1,426)	—	492
Net decrease (increase) in loans — intercompany	702	—	(84)	(618)	—
Net decrease (increase) in operating lease assets	563	—	(1,638)	—	(1,075)
Capital contributions to subsidiaries	(651)	—	—	651	—
Returns of contributed capital	295	—	—	(295)	—
Net change in restricted cash	—	—	1,580	—	1,580
Other, net	(1)	—	112	—	111
Net cash provided by (used in) investing activities	2,826	—	(417)	(262)	2,147
Financing activities
Net change in short-term borrowings — third party	179	—	(3,563)	—	(3,384)
Net (decrease) increase in deposits	(19)	—	2,036	—	2,017
Proceeds from issuance of long-term debt — third party	1,269	—	8,133	—	9,402
Repayments of long-term debt — third party	(4,635)	—	(6,048)	—	(10,683)
Net change in debt — intercompany	85	—	(702)	617	—
Dividends paid — third party	(68)	—	—	—	(68)
Dividends paid and returns of contributed capital — intercompany	—	—	(416)	416	—
Capital contributions from parent	—	—	651	(651)	—
Net cash (used in) provided by financing activities	(3,189)	—	91	382	(2,716)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Net (decrease) increase in cash and cash equivalents	(570)	(11)	944	(1)	362
Cash and cash equivalents at beginning of year	2,930	37	2,974	(410)	5,531
Cash and cash equivalents at March 31	$2,360	$26	$3,918	$(411)	$5,893
26.    Contingencies and Other Risks
In the normal course of business, we enter into transactions that expose us to varying degrees of risk. For additional information on contingencies and other risks arising from such transactions, refer to Note 30 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Regulatory Matters
Ally and its subsidiaries, including Ally Bank, are or may become involved from time to time in formal and informal reviews, investigations, examinations, proceedings, and information-gathering requests by federal and state government and self-regulatory agencies, including, among others, the U.S. Department of Justice (DOJ), SEC, Consumer Financial Protection Bureau (CFPB), the FRB, the FDIC, the Utah Department of Department of Financial Institutions, and the Federal Trade Commission regarding their respective operations.
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
CFPB
In December 2013, Ally Financial Inc. and Ally Bank entered into Consent Orders issued by the CFPB and the DOJ pertaining to the allegation of disparate impact in the automotive finance business. The Consent Orders require Ally to create a compliance plan addressing, at a minimum, the communication of Ally’s expectations of Equal Credit Opportunity Act compliance to dealers, maintenance of Ally’s existing limits on dealer finance income for contracts acquired by Ally, and monitoring for potential discrimination both at the dealer level and within our portfolio of contracts acquired across all dealers. Ally formed a compliance committee consisting of certain Ally and Ally Bank directors to oversee Ally’s execution of the Consent Orders’ terms. Ally is required to meet certain stipulations under the Consent Orders, including a requirement to make monetary payments when ongoing remediation targets are not attained.
Each of the regulatory matters set forth above may result in material adverse consequences including without limitation, adverse judgments, significant settlements, fines, penalties, injunctions, or other actions.
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
27.    Subsequent Events
Declaration of Quarterly Dividend Payments
On April 1, 2015, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $17.11 per share, or a total of $22 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G; and a cash dividend of $0.53 per share, or a total of $22 million, on Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A. The dividends are payable to shareholders of record as of May 1, 2015 and are payable on May 15, 2015.
Redemption of Fixed Rate Cumulative Perpetual Preferred Stock, Series G
On April 10, 2015, we redeemed 1,288,300 shares of our outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series G, with an aggregate liquidation preference of approximately $1.3 billion. Following this transaction, 1,288,301 shares of our Series G Preferred Stock remain outstanding, with a carrying value of approximately $117 million.
Tender Offer to Repurchase Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A
On April 23, 2015, we announced a tender offer to purchase up to 13 million shares of our outstanding Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A, for $26.65 per Series A share (Offer Price). The Offer Price represents the total consideration payable per share including accrued and unpaid dividends.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Mitsubishi Agreement
On April 27, 2015, we announced that Mitsubishi Motors North America, Inc. (MMNA) has selected Ally as the preferred provider of leasing and financing in the United States, replacing MMNA's captive finance company, Mitsubishi Motors Credit of America, Inc. (MMCA). We intend to purchase the existing consumer portfolio from MMCA, which includes approximately $750 million in retail financings and leases as of January 31, 2015. In addition, we will begin to provide commercial financing to dealerships with approximately $300 million in floorplan assets that are currently financing through MMCA.

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
The following table presents selected statement of comprehensive income data.

	Three months ended March 31,
($ in millions, except per share data)	2015	2014
Total financing revenue and other interest income	$2,084	$2,075
Total interest expense	612	712
Depreciation expense on operating lease assets	622	542
Net financing revenue	850	821
Total other revenue	243	321
Total net revenue	1,093	1,142
Provision for loan losses	116	137
Total noninterest expense	695	713
Income from continuing operations before income tax expense	282	292
Income tax expense from continuing operations	103	94
Net income from continuing operations	179	198
Income from discontinued operations, net of tax	397	29
Net income	$576	$227
Basic and diluted earnings per common share:
Net income from continuing operations	$0.23	$0.27
Net income	1.06	0.33
Market price per common share:
High closing	$23.88
Low closing	18.71
Period end closing	20.98

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents selected balance sheet and ratio data.

	At and for the three months ended March 31,
($ in millions)	2015	2014
Selected period-end balance sheet data:
Total assets	$153,524	$148,452
Long-term debt	$65,760	$68,295
Preferred stock	$1,255	$1,255
Total equity	$15,934	$14,459
Financial ratios:
Return on average assets (a)	1.55%	0.61%
Return on average equity (a)	14.88%	6.43%
Return on average tangible common equity (non-GAAP) (b)	14.16%	4.86%
Equity to assets (a)	10.38%	9.54%
Net interest spread (a)(c)	2.31%	2.27%
Net interest spread excluding original issue discount (a)(c)	2.36%	2.43%
Net yield on interest-earning assets (a)(d)	2.44%	2.40%
Net yield on interest-earning assets excluding original issue discount (a)(d)	2.47%	2.53%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

As of January 1, 2015, Ally and Ally Bank became subject to the rules implementing the 2010 Basel III capital framework in the United States (U.S. Basel III), which reflect new and higher capital requirements, capital buffers, and new regulatory capital definitions, deductions and adjustments. Certain aspects of U.S. Basel III, including the new capital buffers and regulatory capital deductions, will be phased in over several years. To assess our capital adequacy against the full impact of U.S. Basel III, we also present "fully phased-in" information that reflects regulatory capital rules that will take effect as of January 1, 2019. Our redemption on April 10, 2015, of 1,288,300 shares of our outstanding Series G Preferred Stock, with an aggregate liquidation preference of approximately $1.3 billion would have resulted in a fully phased-in Common Equity Tier 1 Capital ratio of 9.47% as of March 31, 2015. Capital ratios as of March 31, 2014 are presented under the U.S. Basel I capital framework. Refer to Note 19 to the Condensed Consolidated Financial Statements for further information. The following table presents selected regulatory capital data.

	Under Basel III		Under Basel I
	Transitional	Fully Phased-in
($ in millions)	March 31, 2015		March 31, 2014
Common Equity Tier 1 capital ratio (a)(b)	10.94%	10.36%	9.14%
Tier 1 capital ratio (c)	13.16%	13.04%	12.12%
Total capital ratio (d)	14.11%	14.03%	13.02%
Tier 1 leverage (to adjusted quarterly average assets) (e)	11.43%	11.39%	10.39%
Total equity	$15,934	$15,934	$14,459
Preferred stock	(1,255)	(1,255)	(1,255)
Goodwill and certain other intangibles	(27)	(27)	(27)
Unrealized gains and other adjustments	(412)	(1,089)	(1,498)
Common Equity Tier 1 capital (non-GAAP) (a)	14,240	13,563	11,679
Preferred stock	1,080	1,021	1,255
Trust preferred securities	2,546	2,546	2,545
Other adjustments	(735)	(58)	—
Tier 1 capital (c)	$17,131	$17,072	$15,479
Risk-weighted assets (f)	$130,142	$130,907	$127,734

(a)
Common Equity Tier 1 Capital generally consists of common stock (plus any related surplus and net of any treasury stock), retained earnings, accumulated other comprehensive income, and minority interests in the common equity of consolidated subsidiaries, together subject to certain adjustments and deductions. At March 31, 2014, the capital ratio presented reflects the Tier 1 common ratio, the closest analogue under U.S. Basel I to the Common Equity Tier 1 capital ratio introduced by U.S. Basel III. We consider various measures when evaluating capital utilization and adequacy, including the Common Equity Tier 1 Capital ratio. Because GAAP does not include capital ratio measures, we believe there are no comparable GAAP financial measures to these ratios. Common Equity Tier 1 Capital is not formally defined by GAAP and, therefore, is considered to be a non-GAAP financial measure. We believe the Common Equity Tier 1 Capital is important because we believe analysts and banking regulators may assess our capital adequacy using this ratio. Additionally, presentation of this measure allows readers to compare certain aspects of our capital adequacy on the same basis to other companies in the industry.

(b)
Our redemption on April 10, 2015, of 1,288,300 shares of our outstanding Series G Preferred Stock, with an aggregate liquidation preference of approximately $1.3 billion would have resulted in a fully phased-in Common Equity Tier 1 Capital ratio of 9.47% as of March 31, 2015.

(c)
Tier 1 capital generally consists of common equity, minority interests, qualifying noncumulative preferred stock, and the fixed rate cumulative preferred stock sold to the U.S. Department of the Treasury (Treasury) under the Troubled Asset Relief Program, less goodwill and other adjustments.

(d)
Total capital is the sum of Tier 1 and Tier 2 capital. Tier 2 capital generally consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt and the allowance for loan losses, and other adjustments.

(e)	Tier 1 leverage equals Tier 1 capital divided by adjusted quarterly average total assets (which reflects adjustments for disallowed goodwill and certain intangible assets).

(f)	Risk-weighted assets are defined by regulation and are determined by allocating assets and specified off-balance sheet financial instruments into several broad risk categories.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Overview
Ally Financial Inc. is a leading, independent, diversified financial services firm. Founded in 1919, we are a leading financial services company with more than 95 years of experience providing a broad array of financial products and services, primarily to automotive dealers and retail customers. We operate as a financial holding company (FHC) and a bank holding company (BHC). Our banking subsidiary, Ally Bank, is an indirect, wholly-owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (internet, telephone, mobile, and mail) banking market.
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

	Three months ended March 31,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change
Total net revenue (loss)
Dealer Financial Services
Automotive Finance operations	$861	$884	(3)
Insurance operations	280	287	(2)
Mortgage operations	83	18	n/m
Corporate and Other	(131)	(47)	(179)
Total	$1,093	$1,142	(4)
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance operations	$331	$339	(2)
Insurance operations	78	74	5
Mortgage operations	69	17	n/m
Corporate and Other	(196)	(138)	(42)
Total	$282	$292	(3)
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

Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold to dealers. As part of our focus on offering dealers a broad range of consumer finance and insurance products, we provide vehicle service contracts (VSC), maintenance coverage, and Guaranteed Automobile Protection (GAP) products. We also underwrite selected commercial insurance coverage, which primarily insures dealers' vehicle inventories.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

As part of our continued efforts to diversify, our Insurance operations initially launched our new flagship vehicle service contract, Ally Premier Protection, in March 2015. We expect to begin offering this product nationwide for new and used vehicles of virtually all makes and models later in 2015 and continuing through 2016. Ally Premier Protection replaces the General Motors Protection Plan nameplate.
On April 27, 2015, we announced that Mitsubishi Motors North America, Inc. (MMNA) has selected Ally as the preferred provider of leasing and financing in the United States, replacing MMNA's captive finance company, Mitsubishi Motors Credit of America, Inc. (MMCA). The agreement broadens our existing relationship with Mitsubishi, and makes our full suite of products and services available to all Mitsubishi dealers and their customers. We intend to purchase the existing consumer portfolio from MMCA, which includes approximately $750 million in retail financings and leases as of January 31, 2015. In addition, we will begin to provide commercial financing to dealerships with approximately $300 million in floorplan assets that are currently financing through MMCA, with the potential to increase dealership relationships in the future.
On May 1, 2015, we were named as the preferred financing source for Aston Martin and will offer our full suite of automotive financial products and services at Aston Martin’s network of 37 dealerships in the United States.

•
Our ongoing Mortgage operations are limited to the management of our held-for-investment and held-for-sale mortgage loan portfolios, and include the execution of bulk purchases of high-quality jumbo mortgage loans originated by third parties. During the first quarter of 2015, we continued to execute bulk purchases of mortgage loans that were originated by third parties. Year-to-date purchases have totaled $654 million. We expect this activity to continue in support of our treasury asset liability management (ALM) activities and diversification. Further, we executed the sale of a portfolio of troubled debt restructured (TDR) loans totaling $614 million of unpaid principal balance during the three months ended March 31, 2015.

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

	Three months ended March 31,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$2,084	$2,075	—
Total interest expense	612	712	14
Depreciation expense on operating lease assets	622	542	(15)
Net financing revenue	850	821	4
Other revenue
Servicing fees	10	9	11
Insurance premiums and service revenue earned	233	241	(3)
Gain on mortgage and automotive loans, net	46	—	n/m
Loss on extinguishment of debt	(198)	(39)	n/m
Other gain on investments, net	55	43	28
Other income, net of losses	97	67	45
Total other revenue	243	321	(24)
Total net revenue	1,093	1,142	(4)
Provision for loan losses	116	137	15
Noninterest expense
Compensation and benefits expense	255	254	—
Insurance losses and loss adjustment expenses	56	68	18
Other operating expenses	384	391	2
Total noninterest expense	695	713	3
Income from continuing operations before income tax expense	282	292	(3)
Income tax expense from continuing operations	103	94	(10)
Net income from continuing operations	$179	$198	(10)
n/m = not meaningful
We earned net income from continuing operations of $179 million for the three months ended March 31, 2015, compared to $198 million for the three months ended March 31, 2014. Net income from continuing operations for the three months ended March 31, 2015 was unfavorably impacted by a higher loss on extinguishment of debt resulting from a debt tender offer in February 2015, and an increase in depreciation expense related to lower lease remarketing gains and higher operating lease asset balances. These items were partially offset by lower funding costs resulting from the maturity and repayment of higher-cost debt and lower original issue discount (OID) amortization expense related to bond maturities and normal monthly amortization, as well as a net gain on the sale of a portfolio of TDR loans at our Mortgage operations, and an increase in income from certain equity method investments.
Total financing revenue and other interest income increased $9 million for the three months ended March 31, 2015, compared to the same period in 2014. The increase was primarily due to an increase in consumer financing revenue (combined with interest income on consumer loans held-for-sale) for our Automotive Finance operations as a result of continued origination growth across all retail channels, and an increase in operating lease revenue resulting primarily from higher lease asset balances. The increase was partially offset by a decrease in commercial financing revenue for our Automotive Finance operations primarily due to lower commercial assets and lower yields as a result of a competitive wholesale marketplace, as well as a short-term margin impact resulting from the migration of a portion of our dealer floorplan accounts from Prime to London Interbank Offered Rate (LIBOR) indices.
Total interest expense decreased 14% for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to lower funding costs as a result of continued deposit growth, the repayment of higher-cost legacy debt, and a decrease in OID amortization expense and increased operating efficiencies.
Depreciation expense on operating lease assets increased $80 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to lower lease remarketing gains resulting from lower lifetime depreciation recognized on terminated lease vehicles as a result of higher anticipated proceeds based on recent market conditions, as well as higher lease asset balances.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Net gain on mortgage and automotive loans increased $46 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to the sale of a portfolio of TDR loans at our Mortgage operations.
We incurred a loss on extinguishment of debt of $198 million for the three months ended March 31, 2015, compared to $39 million for the same period in 2014. The increase was due to a debt tender offer in February 2015.
Other gain on investments, net, was $55 million for the three months ended March 31, 2015, compared to $43 million for the same period in 2014. The increase was primarily due to a decrease in other-than-temporary-impairment recognized on certain equity securities, as well as increased sales of equity investments at our Insurance operations.
Other income, net of losses, increased $30 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to an increase in income from certain equity method investments.
The provision for loan losses was $116 million for the three months ended March 31, 2015, compared to $137 million for the same period in 2014. The decrease was primarily due to continued strong performance of the commercial portfolio, combined with improvement in macroeconomic conditions.
Total noninterest expense decreased $18 million for the three months ended March 31, 2015, compared to the same period in 2014. The decrease was primarily due to lower VSC losses for our Insurance operations, as well as the overall streamlining of the company from strategic actions.
We recognized total income tax expense from continuing operations of $103 million for the three months ended March 31, 2015, compared to income tax expense of $94 million for the same period in 2014. The increase in income tax expense for the three months ended March 31, 2015, compared to the same period in 2014, was driven primarily by a reduction in tax credits.
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

	Three months ended March 31,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$745	$739	1
Commercial	238	264	(10)
Loans held-for-sale	19	—	n/m
Operating leases	896	870	3
Other interest income	2	3	(33)
Total financing revenue and other interest income	1,900	1,876	1
Interest expense	469	514	9
Depreciation expense on operating lease assets	622	542	(15)
Net financing revenue	809	820	(1)
Other revenue
Servicing fees	10	9	11
Loss on automotive loans, net	(15)	—	n/m
Other income	57	55	4
Total other revenue	52	64	(19)
Total net revenue	861	884	(3)
Provision for loan losses	127	159	20
Noninterest expense
Compensation and benefits expense	126	123	(2)
Other operating expenses	277	263	(5)
Total noninterest expense	403	386	(4)
Income from continuing operations before income tax expense	$331	$339	(2)
Total assets	$111,149	$109,307	2
n/m = not meaningful
Components of net operating lease revenue, included in amounts above, were as follows.

	Three months ended March 31,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change
Net operating lease revenue
Operating lease revenue	$896	$870	3
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains)	691	651	(6)
Remarketing gains	(69)	(109)	(37)
Total depreciation expense on operating lease assets	622	542	(15)
Total net operating lease revenue	$274	$328	(16)

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Our Automotive Finance operations earned income from continuing operations before income tax expense of $331 million for the three months ended March 31, 2015, compared to $339 million for the three months ended March 31, 2014. Results for the three months ended March 31, 2015 were primarily driven by a decrease in net financing revenue due to lower net lease revenue, primarily resulting from lower lease remarketing gains.
Consumer financing revenue (combined with interest income on consumer loans held-for-sale) increased $25 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to continued origination growth across all retail channels.
Commercial financing revenue decreased $26 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to lower commercial assets and lower yields as a result of a competitive wholesale marketplace, as well as a short-term margin impact resulting from the migration of a portion of our dealer floorplan accounts from Prime to LIBOR indices.
Total net operating lease revenue decreased 16% for the three months ended March 31, 2015, compared to the same period in 2014. The decrease was primarily due to lower lease remarketing gains resulting from lower lifetime depreciation recognized on terminated lease vehicles as a result of higher anticipated proceeds based on recent market conditions, as well as an increase in depreciation expense due to higher operating lease asset balances. We recognized remarketing gains of $69 million for the three months ended March 31, 2015, compared to $109 million for the same period in 2014. These items were partially offset by an increase in operating lease revenue resulting from higher lease asset balances.
Interest expense decreased $45 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to lower funding costs as a result of an increase in deposits and company-wide liability management actions that include the repayment of high-cost debt.
The provision for loan losses was $127 million for the three months ended March 31, 2015, compared to $159 million for the same period in 2014. The decrease was primarily due to continued strong performance of the commercial portfolio, combined with improvement in macroeconomic conditions.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing Volume
The following table presents the total U.S. consumer origination dollars and percentage mix by product type.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2015	2014	2015	2014
GM
New retail standard	$2,047	$1,528	21	17
New retail subvented	524	860	5	9
Lease	1,142	2,332	12	25
Used	1,417	1,320	14	14
Total GM vehicle originations	5,130	6,040	52	66
Chrysler
New retail standard	1,033	708	10	8
Lease	394	257	4	3
Used	543	403	6	4
Total Chrysler vehicle originations	1,970	1,368	20	15
Non-GM/Chrysler
New retail vehicles	1,011	632	10	7
Lease	107	82	1	1
Used	1,626	1,070	17	12
Total Non-GM/Chrysler vehicle originations	2,744	1,784	28	19
Total consumer automotive financing originations	$9,844	$9,192
Total consumer automotive financing originations increased $652 million for the three months ended March 31, 2015, compared to the same period in 2014. The increase for the three months ended March 31, 2015, was primarily due to continued growth in the Non-GM/Chrysler channel, as well as strong volume in the Chrysler channel. Non-GM/Chrysler volume increased 54% for the three months ended March 31, 2015, compared to the same period in 2014, due to continued efforts to expand this business. Chrysler channel volume increased 44% for the three months ended March 31, 2015, compared to the same period in 2014. The increase in volume was partially offset, as expected, by lower GM lease and new retail subvented business that resulted from GM's recent decision to provide lease subvention programs for Buick, GMC, Cadillac, and Chevrolet products exclusively through its wholly-owned subsidiary, General Motors Financial Company, Inc. (GMF). As a result of this decision, the trend of lower GM lease origination volume will continue and diminish to a negligible level over the near term. However, GM new retail standard increased 34% for the three months ended March 31, 2015, compared to the same period in 2014.
For discussion of manufacturing marketing incentives, refer to our Annual Report on Form 10-K for the year ended December 31, 2014, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Automotive Finance Operations.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Commercial Wholesale Financing Volume
The following table summarizes the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles and share of dealer inventory in the United States.

	Average balance		% Share of manufacturer franchise dealer inventory
Three months ended March 31, ($ in millions)	2015	2014	2015	2014
GM new vehicles (a)	$15,537	$16,716	63	64
Chrysler new vehicles (a)	8,202	8,015	45	46
Non-GM/Chrysler new vehicles	3,432	3,077
Used vehicles	3,320	2,978
Total commercial wholesale finance receivables	$30,491	$30,786

(a)	Share of dealer inventory based on a 4-point average of dealer inventory (excludes in-transit units).
Commercial wholesale financing average volume decreased $295 million during the three months ended March 31, 2015, compared to the same period in 2014, primarily due to lower dealer inventories. Wholesale penetration with GM and Chrysler decreased slightly for the three months ended March 31, 2015, compared to the same period in 2014, as a result of increased competition in the wholesale marketplace. The decrease in GM new receivables was partially offset by an increase in Non-GM/Chrysler commercial wholesale financing volume.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance Operations
Results of Operations
The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended March 31,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$233	$241	(3)
Investment income, net (a)	43	43	—
Other income	4	3	33
Total insurance premiums and other income	280	287	(2)
Expense
Insurance losses and loss adjustment expenses	56	68	18
Acquisition and underwriting expense
Compensation and benefits expense	19	16	(19)
Insurance commissions expense	93	90	(3)
Other expenses	34	39	13
Total acquisition and underwriting expense	146	145	(1)
Total expense	202	213	5
Income from continuing operations before income tax expense	$78	$74	5
Total assets	$7,242	$7,184	1
Insurance premiums and service revenue written	$239	$244	(2)
Combined ratio (b)	85.9%	87.9%

(a)
Includes gain on investments of $33 million and $29 million for the three months ended March 31, 2015 and 2014, respectively; and interest expense of $13 million and $14 million for the three months ended March 31, 2015 and 2014, respectively.

(b)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other fee income.

Our Insurance operations earned income from continuing operations before income tax expense of $78 million for the three months ended March 31, 2015, compared to $74 million for the three months ended March 31, 2014. The increase for the three months ended March 31, 2015, was primarily due to lower VSC losses, partially offset by lower earned premium and service revenue.
Insurance premiums and service revenue earned was $233 million for the three months ended March 31, 2015, compared to $241 million for the same period in 2014. The decrease was due primarily to lower earned revenue on Canadian VSC products, lower earned revenue on maintenance and wear products, and higher dealer participation in reinsurance programs.
Insurance losses and loss adjustment expenses totaled $56 million for the three months ended March 31, 2015, compared to $68 million for the same period in 2014. The decrease was primarily due to lower non-weather-related losses driven by lower loss experience of VSC products, and lower wholesale weather losses. This primarily drove the decrease in the combined ratio to 85.9% during the three months ended March 31 2015, compared to 87.9% for the three months ended March 31, 2014.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows premium and service revenue written by insurance product.

	Three months ended March 31,
($ in millions)	2015	2014
Vehicle service contracts
New retail	$97	$95
Used retail	130	127
Reinsurance	(40)	(35)
Total vehicle service contracts	187	187
Wholesale	37	44
Other finance and insurance (a)	15	13
Total	$239	$244

(a)	Other finance and insurance includes GAP coverage, excess wear and tear, and other ancillary products.
Insurance premiums and service revenue written was $239 million for the three months ended March 31, 2015, compared to $244 million for the same period in 2014. The decrease was primarily due to lower wholesale premiums driven by non-renewal of non-strategic policies and lower floorplan balances, as well as higher vehicle service reinsurance participation. The decreases were partially offset by higher premiums from new and used vehicle service contracts.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	March 31, 2015	December 31, 2014
Cash
Noninterest-bearing cash	$162	$239
Interest-bearing cash	1,171	1,289
Total cash	1,333	1,528
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	473	392
U.S. States and political subdivisions	504	406
Foreign government	215	232
Mortgage-backed	1,077	1,097
Asset-backed	6	6
Corporate debt	752	746
Total debt securities	3,027	2,879
Equity securities	967	906
Total available-for-sale securities	3,994	3,785
Total cash and securities	$5,327	$5,313

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Operations
Results of Operations
The following table summarizes the operating results for our Mortgage operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended March 31,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$70	$76	(8)
Total interest expense	55	62	11
Net financing revenue	15	14	7
Gain on mortgage loans, net	66	—	n/m
Other income, net of losses	2	4	(50)
Total other revenue	68	4	n/m
Total net revenue	83	18	n/m
Provision for loan losses	(5)	(23)	(78)
Total noninterest expense	19	24	21
Income from continuing operations before income tax expense	$69	$17	n/m
Total assets	$7,694	$7,937	(3)
n/m = not meaningful
Our Mortgage operations earned income from continuing operations before income tax expense of $69 million for the three months ended March 31, 2015, compared to $17 million for the three months ended March 31, 2014. Results for the three months ended March 31, 2015, were favorably impacted by a $66 million net gain on the sale of a portfolio of TDR loans totaling $614 million of unpaid principal balance, partially offset by higher provision for loan losses.
Net financing revenue was $15 million for the three months ended March 31, 2015, compared to $14 million for the same period in 2014, primarily due to lower interest expense as a result of lower funding costs.
We recognized a net gain on mortgage loans of $66 million for the three months ended March 31, 2015, compared to no such activity in the same period in 2014. The increase was primarily due to the sale of a portfolio of TDR loans totaling $614 million of unpaid principal balance.
The provision for loan losses increased $18 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to lower reserve releases for the three months ended March 31, 2015.
Total noninterest expense decreased 21% for the three months ended March 31, 2015, compared to the same period in 2014. The decrease was primarily due to the sale of our Document Custody Division during the second quarter of 2014.

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

	Three months ended March 31,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change
Net financing revenue (loss)
Total financing revenue and other interest income	$89	$94	(5)
Interest expense
Original issue discount amortization	14	48	71
Other interest expense	61	74	18
Total interest expense	75	122	39
Net financing revenue (loss) (a)	14	(28)	150
Other (expense) revenue
Loss on extinguishment of debt	(198)	(39)	n/m
Other gain on investments, net	22	14	57
Other income, net of losses	31	6	n/m
Total other expense	(145)	(19)	n/m
Total net loss	(131)	(47)	(179)
Provision for loan losses	(6)	1	n/m
Total noninterest expense (b)	71	90	21
Loss from continuing operations before income tax expense	$(196)	$(138)	(42)
Total assets	$27,439	$24,024	14
n/m = not meaningful

(a)	Refer to the table that follows for further details on the components of net financing revenue (loss).

(b)
Includes a reduction of $181 million for the three months ended March 31, 2015 and $185 million for the three months ended March 31, 2014, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes the components of net financing revenue (loss) for Corporate and Other.

	Three months ended March 31,
($ in millions)	2015	2014
Original issue discount amortization (a)	$(14)	$(48)
Net impact of the funds-transfer pricing methodology	4	3
Other (including Corporate Finance net financing revenue)	24	17
Total net financing revenue (loss) for Corporate and Other	$14	$(28)
Outstanding original issue discount balance	$1,425	$1,548

(a)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
The following table presents the scheduled remaining amortization of the original issue discount at March 31, 2015.

Year ended December 31, ($ in millions)	2015	2016	2017	2018	2019	2020 and thereafter (a)	Total
Original issue discount
Outstanding balance	$1,378	$1,306	$1,222	$1,126	$1,091	$1,057
Total amortization (b)	47	72	84	96	35	1,091	$1,425

(a)	The maximum annual scheduled amortization for any individual year is $158 million in 2030.

(b)	The amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other incurred a loss from continuing operations before income tax expense of $196 million for the three months ended March 31, 2015, compared to $138 million for the three months ended March 31, 2014. The increase in loss from continuing operations before income tax expense for the three months ended March 31, 2015 was primarily due to an increase in loss on the extinguishment of debt resulting from a debt tender offer in February, partially offset by a decrease in interest expense and an increase in income from certain equity method investments. Interest expense decreased primarily as a result of lower funding costs resulting from the maturity and repayment of higher-cost debt, and lower OID amortization expense related to bond maturities and normal monthly amortization. The decrease in interest expense was partially offset by unfavorable derivative activity as a result of changes in rates and their impact on economic hedge positions as well as less amortization of deferred basis adjustments on de-designated hedges for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Corporate and Other also includes the results of Corporate Finance which earned income from continuing operations before income tax expense of $19 million for the three months ended March 31, 2015, compared to $10 million for the three months ended March 31, 2014. The increase resulted from higher net financing revenue due primarily to asset growth in this business, as well as reserve recapture resulting from repayment of certain nonaccrual loan exposures.
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

($ in millions)	March 31, 2015	December 31, 2014
Cash
Noninterest-bearing cash	$1,363	$1,083
Interest-bearing cash	4,956	2,933
Total cash	6,319	4,016
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,215	786
U.S. States and political subdivisions	20	—
Mortgage-backed	9,540	9,581
Asset-backed	2,060	1,985
Total debt securities	13,835	12,352
Total cash and securities	$20,154	$16,368

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Risk Management
Managing the risk/reward trade-off is a fundamental component of operating our businesses. Our risk management program is overseen by the Board, various risk committees, the executive leadership team, and our associates. The Risk and Compliance Committee of the Board, together with the Board, sets the risk appetite across our company while the risk committees, executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks to be within our risk appetite. Ally's primary types of risk include credit, lease residual, market, operational, insurance/underwriting, and liquidity. For more information on our risk management process, refer to the Risk Management MD&A section of our 2014 Annual Report on Form 10-K.
Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	March 31, 2015	December 31, 2014
Finance receivables and loans
Automotive Finance operations	$90,200	$90,592
Mortgage operations	7,653	7,474
Corporate and Other	2,004	1,882
Total finance receivables and loans	99,857	99,948
Loans held-for-sale
Automotive Finance operations	1,500	1,515
Mortgage operations	42	452
Corporate and Other	17	36
Total loans held-for-sale	1,559	2,003
Total on-balance sheet loans	$101,416	$101,951
Off-balance sheet securitized loans
Automotive Finance operations	$2,500	$2,801
Total off-balance sheet securitized loans	$2,500	$2,801
Operating lease assets
Automotive Finance operations	$19,021	$19,510
Total operating lease assets	$19,021	$19,510
Serviced loans and leases
Automotive Finance operations	$114,950	$115,391
Mortgage operations	7,695	7,926
Corporate and Other	1,388	1,347
Total serviced loans and leases	$124,033	$124,664
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
Credit Risk Management
Credit risk is defined as the potential failure to receive payments due from an obligor in accordance with contractual obligations. Therefore, credit risk is a major source of potential economic loss to us. Credit risk is monitored by several groups and functions throughout the organization, including enterprise and line of business committees and the Enterprise Risk Management organization. Together, they oversee the credit decisioning and management processes, and monitor credit risk exposures to ensure they are managed in a safe-and-sound manner and are within our risk appetite. In addition, our Loan Review Group provides an independent assessment of the quality of our credit portfolios and credit risk management practices, and directly reports its findings to the Risk and Compliance Committee of the Board on a regular basis.
To mitigate risk, we have implemented specific policies and practices across all lines of business, utilizing both qualitative and quantitative analyses. This reflects our commitment to maintain an independent and ongoing assessment of credit risk and credit quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan and lease portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, segments of the portfolios that are potential problem areas, loans and leases with potential credit weaknesses, and the assessment of the adequacy of internal credit risk policies and procedures to

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

monitor compliance with relevant laws and regulations. Our consumer and commercial loan and lease portfolios are subject to regular stress tests that are based on plausible, but unexpected, economic scenarios to ensure that we can weather a severe economic downturn. In addition, we maintain limits and underwriting policies that reflect our risk appetite.
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
During the three months ended March 31, 2015, the U.S. economy continued to expand. The labor market recovered further during the period, with nonfarm payrolls increasing and the annual unemployment rate falling to 5.5% at March 31, 2015. Within the U.S. automotive market, new light vehicle sales continued to increase to a 16.6 million annual pace for the three months ended March 31, 2015. We closely monitor macro-economic trends given the nature of our business and the potential economic impacts on our credit risk. We continue to be cautious with the economic outlook given continued weak global economic growth and expected higher interest rates as the Federal Reserve is expected to normalize monetary policy later this year.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and loans held-for-sale. At March 31, 2015, this primarily included $91.7 billion of automotive finance receivables and loans and $7.7 billion of mortgage finance receivables and loans. Within our on-balance sheet portfolio, we have elected to account for certain mortgage loans at fair value. Changes in the fair value of loans are classified as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income. Our ongoing Mortgage operations are limited to the management of our held-for-investment and held-for-sale mortgage loan portfolios. During the first quarter of 2015, we continued to execute bulk purchases of high-quality jumbo mortgage loans originated by third parties. We expect to continue this activity in support of our treasury ALM activities and diversification.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Consumer
Finance receivables and loans
Loans at historical cost	$65,099	$64,043	$528	$563	$—	$—
Loans at fair value	1	1	—	—	—	—
Total finance receivables and loans	65,100	64,044	528	563	—	—
Loans held-for-sale	1,542	1,967	6	8	—	—
Total consumer loans (c)	66,642	66,011	534	571	—	—
Commercial
Finance receivables and loans
Loans at historical cost	34,757	35,904	65	82	—	—
Loans held for sale	17	36	—	—	—	—
Total commercial loans	34,774	35,940	65	82	—	—
Total on-balance sheet loans	$101,416	$101,951	$599	$653	$—	$—

(a)	Includes nonaccrual TDR loans of $239 million and $281 million at March 31, 2015, and December 31, 2014, respectively.

(b)
Generally, loans that are 90 days past due and still accruing represent loans with government guarantees. There were no TDR loans classified as 90 days past due and still accruing at March 31, 2015 and December 31, 2014.

(c)
Includes outstanding loans from our Commercial Services Group (CSG) of $5.5 billion and $5.2 billion at March 31, 2015 and December 31, 2014, respectively, and recreational vehicle loans of $1.2 billion at both March 31, 2015 and December 31, 2014.

Total on-balance sheet loans outstanding at March 31, 2015, decreased $535 million to $101.4 billion from December 31, 2014, reflecting a decrease of $1.2 billion in the commercial portfolio, partially offset by an increase of $631 million in the consumer portfolio. The decrease in commercial on-balance sheet loans outstanding was primarily driven by seasonality of dealer inventories. The increase in consumer on-balance sheet loans was primarily driven by automotive originations, which outpaced portfolio runoff and partially offset by a whole-loan sale.
Total TDRs outstanding at March 31, 2015, decreased $534 million from December 31, 2014, primarily due to a sale of consumer mortgage TDR loans from the held-for-sale portfolio. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Total nonperforming loans at March 31, 2015, decreased $54 million to $599 million from December 31, 2014, reflecting a decrease of $37 million of consumer nonperforming loans and a decrease of $17 million of commercial nonperforming loans. The decrease in total nonperforming loans from December 31, 2014 was driven, in part, by fewer accounts deteriorating into nonperforming status within the consumer mortgage portfolio due to continued improvement in the macroeconomic environment. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K for additional information.
The following table includes consumer and commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended March 31,
	Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2015	2014	2015	2014
Consumer
Finance receivables and loans at historical cost	$151	$133	0.9%	0.8%
Commercial
Finance receivables and loans at historical cost	(1)	—	—	—
Total finance receivables and loans at historical cost	$150	$133	0.6%	0.5%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Net charge-offs were $150 million for the three months ended March 31, 2015, compared to $133 million for the three months ended March 31, 2014. The increase during the three months ended March 31, 2015, was driven primarily by the change in our portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum and aligned with the growth of the portfolio. Loans held-for-sale are accounted for at the lower-of-cost or fair value and, therefore, we do not record charge-offs.
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
Consumer Credit Portfolio
During the three months ended March 31, 2015, the credit performance of the consumer portfolio remained strong and reflects the continued execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, including used, nonprime, extended term, Non-GM/Chrysler, and non-subvented finance receivables and loans. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K.
The following table includes consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Consumer automotive (c) (d)	$57,447	$56,570	$377	$386	$—	$—
Consumer mortgage	7,652	7,473	151	177	—	—
Total consumer finance receivables and loans	$65,099	$64,043	$528	$563	$—	$—

(a)	Includes nonaccrual TDR loans of $209 million and $216 million at March 31, 2015, and December 31, 2014, respectively.

(b)	There were no TDR loans classified as 90 days past due and still accruing at both March 31, 2015, and December 31, 2014.

(c)
Includes $68 million and $35 million of fair value adjustment for loans in hedge accounting relationships at March 31, 2015 and December 31, 2014, respectively. Refer to Note 20 to the Condensed Consolidated Financial Statements for additional information.

(d)	Includes outstanding CSG loans of $5.2 billion and $5.0 billion at March 31, 2015, and December 31, 2014, respectively, and RV loans of $1.2 billion at both March 31, 2015, and December 31, 2014.
Total consumer outstanding finance receivables and loans increased $1.1 billion at March 31, 2015 compared with December 31, 2014. The increase in consumer automotive finance receivables and loans was primarily related to our loan originations, which outpaced portfolio runoff and was partially offset by $1.2 billion of loans originated to the held-for-sale portfolio. The increase in consumer mortgage finance receivables and loans was primarily due to growth in the portfolio due to the execution of bulk loan purchases, partially offset by the continued runoff of legacy mortgage assets.
Total consumer nonperforming finance receivables and loans at March 31, 2015 decreased $35 million to $528 million from December 31, 2014. The decrease in nonperforming consumer mortgage finance receivables and loans was primarily due to fewer accounts deteriorating into nonperforming status due to continued improvement in the macroeconomic environment. Nonperforming consumer automotive finance receivables and loans decreased primarily due to seasonality. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.8% and 0.9% at March 31, 2015 and December 31, 2014, respectively.
Consumer automotive loans accruing and past due 30 days or more decreased $467 million to $1.1 billion at March 31, 2015, compared with December 31, 2014, primarily due to seasonality.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended March 31,
	Net charge-offs		Net charge-off ratios (a)
($ in millions)	2015	2014	2015	2014
Consumer automotive	$132	$121	0.9%	0.9%
Consumer mortgage	19	12	1.0	0.6
Total consumer finance receivables and loans	$151	$133	0.9%	0.8%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer finance receivables and loans were $151 million for the three months ended March 31, 2015, compared to $133 million for the three months ended March 31, 2014. The increase during the three months ended March 31, 2015, was driven primarily by the change in our portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, as well as portfolio growth and the seasoning of accounts now entering their prime loss periods.
The following table summarizes the unpaid principal balance of total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended March 31,
($ in millions)	2015	2014
Consumer automotive (a)	$8,201	$6,521
Total consumer loan originations	$8,201	$6,521

(a)	Includes $1.2 billion of loans originated as held-for-sale.
Total automotive-originated loans increased $1.7 billion for the three months ended March 31, 2015, compared to the same period in 2014. The increase during the three months ended March 31, 2015, was distributed across the consumer automotive portfolio with primarily strong growth in new and used originations within both the Non-GM/Chrysler and Chrysler channels.
The following table shows the percentage of total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state concentration. Total automotive loans were $57.4 billion and $56.6 billion at March 31, 2015, and December 31, 2014, respectively. Total mortgage and home equity loans were $7.7 billion and $7.5 billion at March 31, 2015 and December 31, 2014, respectively.

	March 31, 2015 (a)		December 31, 2014
	Automotive	Mortgage	Automotive	Mortgage
Texas	13.7%	6.0%	13.6%	6.0%
California	6.5	31.4	6.2	30.8
Florida	7.4	3.9	7.3	3.7
Pennsylvania	5.2	1.7	5.3	1.6
Illinois	4.4	4.1	4.4	4.2
Georgia	4.3	2.1	4.2	2.1
New York	3.8	1.8	4.0	1.9
Ohio	3.9	0.6	3.9	0.6
Michigan	3.6	2.9	3.8	3.1
North Carolina	3.6	1.9	3.5	1.9
Other United States	43.6	43.6	43.8	44.1
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at March 31, 2015.
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in Texas and California, which represented an aggregate of 22.2% and 21.8% of our total outstanding consumer finance receivables and loans at March 31, 2015, and December 31, 2014, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Concentrations in our mortgage portfolio are closely monitored given the volatility of the housing market, with special attention given to states with greater declines in real estate values.
Repossessed and Foreclosed Assets
We classify an asset as repossessed or foreclosed (included in other assets on the Condensed Consolidated Balance Sheet) when physical possession of the collateral is taken. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K.
Repossessed assets in our Automotive Finance operations at March 31, 2015 decreased $4 million to $86 million from December 31, 2014. Foreclosed mortgage assets at March 31, 2015, increased $2 million to $12 million from December 31, 2014.
Commercial Credit Portfolio
During the three months ended March 31, 2015, the credit performance of the commercial portfolio remained strong, as nonperforming finance receivables and loans improved and no net charge-offs were realized. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Commercial and industrial
Automotive	$29,544	$30,871	$35	$32	$—	$—
Other (c)	2,004	1,882	26	46	—	—
Commercial real estate — Automotive	3,209	3,151	4	4	—	—
Total commercial finance receivables and loans	$34,757	$35,904	$65	$82	$—	$—

(a)	Includes nonaccrual TDR loans of $26 million and $59 million at March 31, 2015, and December 31, 2014, respectively.

(b)	There were no TDR loans classified as 90 days past due and still accruing at March 31, 2015 and December 31, 2014.

(c)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding decreased $1.1 billion from December 31, 2014, to $34.8 billion at March 31, 2015. The commercial and industrial finance receivables and loans outstanding decreased $1.2 billion primarily due to seasonality of dealer inventories. This decrease was partially offset by the increase within Other, representing the Corporate Finance portfolio, as the growth in this portfolio continues in line with our business strategy.
Total commercial nonperforming finance receivables and loans were $65 million at March 31, 2015, reflecting a decrease of $17 million when compared to December 31, 2014. The decrease was primarily driven by the full payoff of a nonperforming account and no additional accounts deteriorating into nonperforming status within the Corporate Finance portfolio. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans remained flat at 0.2% at both March 31, 2015, and December 31, 2014.
The following table includes total commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended March 31,
	Net (recoveries) charge-offs		Net charge-off ratios (a)
($ in millions)	2015	2014	2015	2014
Commercial and industrial
Automotive	$(1)	$—	—%	—%
Total commercial finance receivables and loans	$(1)	$—	—%	—%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $3.2 billion at both March 31, 2015 and December 31, 2014.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration. These finance receivables and loans are reported at carrying value before allowance for loan losses.

	March 31, 2015	December 31, 2014
Texas	14.8%	13.8%
Florida	11.8	12.3
Michigan	10.2	9.9
California	8.5	9.0
Virginia	4.0	4.1
North Carolina	4.0	3.9
Pennsylvania	3.9	3.8
New York	3.7	3.9
Georgia	3.7	3.7
Illinois	2.8	2.7
Other United States	32.6	32.9
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

	March 31, 2015	December 31, 2014
Industry
Automotive	81.1%	87.3%
Electronics	3.4	2.9
Services	3.3	2.0
Other	12.2	7.8
Total commercial criticized finance receivables and loans	100.0%	100.0%
Total criticized exposures increased $142 million from December 31, 2014 to $2.4 billion at March 31, 2015. The increase primarily related to the Corporate Finance portfolio due to weakening in the energy sector as reflected within other, and the overall growth of the portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended March 31, 2015 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2015	$685	$152	$837	$140	$977
Charge-offs	(193)	(22)	(215)	—	(215)
Recoveries	61	3	64	1	65
Net charge-offs	(132)	(19)	(151)	1	(150)
Provision for loan losses	158	(5)	153	(37)	116
Other (a)	—	(9)	(9)	(1)	(10)
Allowance at March 31, 2015	$711	$119	$830	$103	$933
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2015 (b)	1.2%	1.6%	1.3%	0.3%	0.9%
Net charge-offs to average finance receivables and loans outstanding at March 31, 2015 (b)	0.9%	1.0%	0.9%	—%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2015 (b)	188.8%	78.8%	157.3%	159.1%	157.5%
Ratio of allowance for loan losses to annualized net charge-offs at March 31, 2015	1.3	1.5	1.4	(26.8)	1.6

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Three months ended March 31, 2014 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2014	$673	$389	$1,062	$146	$1,208
Charge-offs	(180)	(15)	(195)	(1)	(196)
Recoveries	59	3	62	1	63
Net charge-offs	(121)	(12)	(133)	—	(133)
Provision for loan losses	163	(23)	140	(3)	137
Other (a)	—	(21)	(21)	1	(20)
Allowance at March 31, 2014	$715	$333	$1,048	$144	$1,192
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2014 (b)	1.3%	4.1%	1.6%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at March 31, 2014 (b)	0.9%	0.6%	0.8%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2014 (b)	217.7%	160.1%	195.3%	82.9%	167.9%
Ratio of allowance for loan losses to annualized net charge-offs at March 31, 2014	1.5	6.8	2.0	—	2.2

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at March 31, 2015, declined $218 million compared to March 31, 2014. The decrease was primarily due to the transfer of consumer mortgage assets to held-for-sale as of the year ended December 31, 2014, combined with the continued runoff of legacy mortgage assets within our Mortgage operations.
The allowance for commercial loan losses declined $41 million at March 31, 2015, compared to March 31, 2014, primarily due to continued strong performance in the portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2015			2014
March 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Consumer automotive	$711	1.2%	76.1%	$715	1.3%	60.0%
Consumer mortgage	119	1.6	12.8	333	4.1	27.9
Total consumer loans	830	1.3	88.9	1,048	1.6	87.9
Commercial
Commercial and industrial
Automotive	44	0.1	4.7	64	0.2	5.4
Other	36	1.8	3.9	50	2.9	4.2
Commercial real estate — Automotive	23	0.7	2.5	30	1.0	2.5
Total commercial loans	103	0.3	11.1	144	0.4	12.1
Total allowance for loan losses	$933	0.9%	100.0%	$1,192	1.2%	100.0%
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended March 31,
($ in millions)	2015	2014
Consumer
Consumer automotive	$158	$163
Consumer mortgage	(5)	(23)
Total consumer loans	153	140
Commercial
Commercial and industrial
Automotive	(22)	(4)
Other	(6)	1
Commercial real estate — Automotive	(9)	—
Total commercial loans	(37)	(3)
Total provision for loan losses	$116	$137
The provision for consumer loan losses increased $13 million for the three months ended March 31, 2015, compared to the same period in 2014. The increase was primarily due to lower reserve releases on mortgage assets.
The provision for commercial loan losses was a net credit of $37 million for the three months ended March 31, 2015, compared to a net credit of $3 million for the same period in 2014. This decrease was largely driven by reserve releases due to continued strong performance in the portfolio.
Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. For information on our valuation of automotive lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to Critical Accounting Estimates — Valuation of Automotive Lease Assets and Residuals within the MD&A included in our 2014 Annual Report on Form 10-K.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of Ally lease terminations and average gain per vehicle in the United States over recent periods, as well as our methods of vehicle sales at lease termination, stated as a percentage of total lease vehicle disposals. The actual gain per vehicle on lease terminations varies based upon the type of vehicle.

	Three months ended March 31,
	2015	2014
Off-lease vehicles terminated (in units)	65,060	61,001
Average gain per vehicle ($ per unit)	$1,067	$1,791
Method of vehicle sales
Auction (internet and physical)	63%	59%
Sale to dealer, lessee, and other	37	41
The number of off-lease vehicles remarketed during the three months ended March 31, 2015 increased 7% as compared to the same period in 2014. While we expect lease termination volumes to continue to remain near current levels throughout 2015, actual termination volumes may vary in the future from forecasted volumes due to programs designed to encourage lessees to terminate their leases early in conjunction with the acquisition of a new vehicle, referred to as lease pull-ahead programs. GM’s recent decision to provide lease subvention programs for Buick, GMC, and Cadillac products exclusively through its wholly-owned subsidiary, GMF, is not expected to affect lease termination volumes throughout 2015.
Average gain per vehicle decreased during the three months ended March 31, 2015, primarily due to lower lifetime depreciation recognized on terminated lease vehicles as a result of higher anticipated proceeds based on recent market conditions. For more information on our investment in operating leases, refer to Note 8 to the Condensed Consolidated Financial Statements, and Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K.
Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of leased vehicles by type.

March 31,	2015	2014
Car	39%	42%
Truck	13	11
Sport utility vehicle	48	47
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
Our twelve-month pretax net financing revenue sensitivity based on the forward-curve was as follows.

Instantaneous Change in Interest Rates as of ($ in millions)	March 31, 2015	December 31, 2014
Parallel rate shifts (relative to the base forward-curve)
-100 basis points	$31	$78
+100 basis points	(89)	(130)
+200 basis points	(191)	(215)
We remain moderately liability sensitive as our simulation models assume liabilities will initially re-price faster than assets. A material portion of our interest rate exposure has been driven by Prime rate index floors on certain commercial loans that limit interest income increases until the index rises above the level of the floor. Due to market demand for our London Interbank Offered Rate (LIBOR)-based product and to reduce our exposure to rising interest rates, we have migrated a substantial portion of its dealer floorplan accounts from Prime to LIBOR indices. As of March 31, more than 60% of our floorplan assets will re-price directly with changes in LIBOR.
Our liability sensitive risk position is also driven by receive-fixed interest rate swaps designated as fair value hedges of certain fixed-rate liabilities including legacy unsecured debt. These swaps continue to generate positive financing revenue in the current interest rate environment, but also add to our liability sensitive position. The size, maturity and mix of our hedging activities change frequently as we adjust our broader asset and liability management objectives.
The future repricing behavior of retail deposit liabilities, particularly non-maturity deposits, remains a significant driver of interest rate sensitivity. The sustained low interest rate environment increases the uncertainty of assumptions for deposit repricing relationships to market interest rates. Our interest rate risk models use dynamic assumptions driven by a number of factors, including the overall level of interest rates and the spread between short-term and long-term interest rates to project changes in our retail deposit offered rates. Ally’s interest rate risk metrics currently assume a long-term retail deposit beta of greater than 80%. We believe our deposits may ultimately be less sensitive to interest rate changes, which will reduce our overall exposure to rising rates.
The adverse impact of upward shock scenarios has decreased since December 31, 2014, driven primarily by the migration of dealer floorplan accounts to LIBOR-based indices as noted and discussed above. The positive impact of downward rate shocks remains somewhat muted by the current low interest rate environment, which limits absolute declines in short-term rates in a shock scenario.
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
The Asset-Liability Committee (ALCO) is chaired by the Corporate Treasurer and is responsible for overseeing our liquidity, funding strategies and plans, contingency funding plans, and counterparty credit exposure arising from financial transactions. Corporate Treasury is responsible for managing our liquidity positions within prudent operating guidelines and targets approved by ALCO and the Risk and Compliance Committee of the Ally Financial Board of Directors. Liquidity risk is managed for the parent company, Ally Bank, and the consolidated organization. The parent company and Ally Bank prepare periodic forecasts depicting anticipated funding needs and sources of funds with oversight and monitoring by the Liquidity Risk group within Corporate Treasury. Corporate Treasury executes our funding strategies and manages liquidity under baseline economic projections as well as more severely stressed macroeconomic environments.
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
We maintain available liquidity in the form of cash, unencumbered highly liquid securities, and available credit facility capacity that, taken together, allows us to operate and to meet our contractual and contingent obligations in the event of market-wide disruptions and enterprise-specific events. The available liquidity is held at various entities and considers regulatory restrictions and tax implications that may limit our ability to transfer funds across entities. At March 31, 2015, we maintained $8.7 billion of total available parent company liquidity and $10.5 billion of total available liquidity at Ally Bank. Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. To optimize cash between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. At March 31, 2015, $700 million was outstanding under the intercompany loan agreement. Amounts outstanding are repayable to the parent company upon demand, subject to a five day notice period. As a result, this amount is included in the parent company available liquidity and excluded from the available liquidity at Ally Bank.
Funding Strategy
Liquidity and ongoing profitability are largely dependent on the timely and cost-effective access to retail deposits and funding in different segments of the capital markets. Our funding strategy largely focuses on the development of diversified funding sources across a broad investor base to meet liquidity needs throughout different market cycles, including periods of financial distress. These funding sources include wholesale and retail unsecured debt, public and private asset-backed securitizations, whole-loan sales, committed credit facilities, brokered deposits, and retail deposits. We also supplement these funding sources with a modest amount of short-term borrowings, including Demand Notes, and repurchase arrangements. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source, and results in a more cost-effective funding strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and maturity profiles. In addition, we further distinguish our funding strategy between Ally Bank funding and parent company (nonbank) funding.
We diversify Ally Bank's overall funding in order to reduce reliance on any one source of funding and to achieve a well-balanced funding portfolio across a spectrum of risk, duration, and cost of funds characteristics. We optimize our funding sources at Ally Bank by growing retail deposits, maintaining active public and private securitization programs, managing a prudent maturity profile of our brokered deposit portfolio, utilizing repurchase agreements, and continuing to access funds from the FHLB.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Ally Bank
Ally Bank gathers retail deposits directly from customers through direct banking via the internet, telephone, mobile, and mail channels. These retail deposits provide our Automotive Finance, Mortgage, and Corporate Finance operations with a stable and low-cost funding source. At March 31, 2015, Ally Bank had $60.6 billion of total external deposits, including $50.6 billion of retail deposits.
At March 31, 2015, Ally Bank maintained cash liquidity of $4.0 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $5.7 billion. In addition, at March 31, 2015, Ally Bank had unused capacity in committed secured funding facilities of $1.5 billion. Our ability to access unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges. To optimize cash between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to a five day notice period. Ally Bank had total available liquidity of $10.5 billion at March 31, 2015, excluding the intercompany loan of $700 million.
Optimizing bank funding continues to be a key part of our long-term liquidity strategy. We have made significant progress in migrating asset originations to Ally Bank and growing our retail deposit base since becoming a BHC in December 2008. Retail deposit growth is a key driver of optimizing funding costs and reducing reliance on capital markets based funding. We believe deposits provide a stable, low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through both direct and indirect marketing channels. Current retail deposit offerings consist of a variety of products including CDs, savings accounts, money market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries. In the first three months of 2015 the deposit base at Ally Bank grew $2.7 billion, ending the quarter at $60.6 billion from $57.9 billion at December 31, 2014. The growth in deposits has been primarily attributable to our retail deposit portfolio, particularly within our savings and money market accounts. Strong retention rates continue to materially contribute to our growth in retail deposits. Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
The following table shows Ally Bank's number of accounts and deposit balances by type as of the end of each quarter since 2014.

($ in millions)	1st Quarter 2015	4th Quarter 2014	3rd Quarter 2014	2nd Quarter 2014	1st Quarter 2014
Number of retail accounts	1,818,770	1,731,105	1,698,585	1,641,327	1,589,441
Deposits
Retail	$50,633	$47,954	$46,718	$45,934	$45,193
Brokered	9,853	9,885	9,692	9,684	9,683
Other (a)	79	64	73	75	70
Total deposits	$60,565	$57,903	$56,483	$55,693	$54,946

(a)	Other deposits include mortgage escrow and other deposits (excluding intercompany deposits).
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During the first quarter of 2015, Ally Bank completed three term securitization transactions backed by dealer floorplan and automotive lease notes that raised $1.4 billion. Ally Bank also executed a $1.0 billion whole-loan sale comprised of retail automotive loans.
Securitization has proven to be a reliable and cost-effective funding source. Additionally, for retail automotive loans and lease notes, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset, creating an effective tool for managing interest rate and liquidity risk. We manage secured funding execution risk by maintaining a diverse investor base and available committed credit facility capacity. Ally Bank has exclusive access to a syndicated credit facility comprised of eighteen lenders that can fund automotive retail and dealer floorplan loans, as well as leases. During March 2015, this facility was renewed and increased to $4.5 billion with the maturity extended to March 2017. At March 31, 2015, the amount outstanding under this facility was $3.0 billion. Our ability to access the unused capacity in the secured facility depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges.
Ally Bank also has access to funding through advances with the FHLB. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans. As of March 31, 2015, Ally Bank had pledged $10.8 billion of assets and investment securities to the FHLB resulting in $7.0 billion in total funding capacity with $3.8 billion of debt outstanding.
In addition, Ally Bank has access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The financial instruments sold in repurchase agreements typically include U.S. government and federal agency, and investment-grade sovereign obligations. As of March 31, 2015, Ally Bank had $681 million of debt outstanding under repurchase agreements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Additionally, Ally Bank has access to the Federal Reserve Bank Discount Window and can borrow funds to meet short-term liquidity demands. However, the Federal Reserve Bank is not a primary source of funding for day to day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. Ally Bank has assets pledged and restricted as collateral to the Federal Reserve Bank totaling $3.3 billion. Ally Bank had no debt outstanding with the Federal Reserve as of March 31, 2015.
Parent Company (Nonbank) Funding
At March 31, 2015, the parent company maintained liquid cash and equivalents in the amount of $3.0 billion as well as unencumbered highly liquid U.S. federal government and U.S. agency securities of $2.1 billion that can be used to obtain funding through repurchase agreements with third parties or outright sales. At March 31, 2015, the parent company had $1.5 billion debt outstanding under repurchase agreements. In addition, at March 31, 2015, the parent company had available liquidity from unused capacity in committed credit facilities of $2.9 billion. Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. The parent company's ability to access unused capacity in secured facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. Funding sources at the parent company generally consist of long-term unsecured debt, unsecured retail term notes, committed credit facilities, asset-backed securitizations, and a modest amount of short-term borrowings. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to a five day notice period. The parent company had total available liquidity of $8.7 billion at March 31, 2015, which included the intercompany loan of $700 million.
In the first quarter of 2015, we completed several transactions through the unsecured debt capital markets totaling $2.5 billion. In addition, Ally Financial Inc. completed a tender offer to buy back $950 million of its high-coupon debt. We recorded a loss of $197 million on extinguishment of debt in the first quarter related to this transaction. We expect to continue accessing the unsecured debt capital markets as well as pursuing tender offers on high-cost debt on an opportunistic basis.
In addition, we have short-term and long-term unsecured debt outstanding from retail term note programs. These programs generally consist of callable fixed-rate instruments with fixed-maturity dates. There were $341 million and $335 million of retail term notes outstanding at March 31, 2015, and December 31, 2014, respectively.
We also obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.5 billion at March 31, 2015, compared to $3.3 billion at December 31, 2014. Refer to Note 13 and Note 14 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.
Secured funding continues to be a significant source of financing at the parent company. The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At March 31, 2015, $17.2 billion of our $18.1 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of March 31, 2015, we had $13.4 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. The parent company's largest facility is an $8.0 billion revolving syndicated credit facility secured by automotive receivables. In March 2015, this facility was renewed by a syndicate of eighteen lenders and extended until March 2017. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At March 31, 2015, there was $8.0 billion outstanding under this facility. In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets.
During the first quarter of 2015, the parent company raised $1.3 billion through a public securitization transaction comprised of nonprime retail automotive loan collateral.
At March 31, 2015, the parent company maintained exclusive access to $18.1 billion of committed secured credit facilities with outstanding debt of $15.2 billion.
Recent Funding Developments
During the first three months of 2015, we accessed the public and private markets to execute secured funding transactions, a whole-loan sale, unsecured funding transactions, and funding facility renewals totaling $18.7 billion. Key funding highlights from January 1, 2015 to date were as follows:

•
Ally Financial Inc. renewed, increased, and/or extended $12.5 billion in U.S. credit facilities. The automotive credit facility renewal amount includes the March 2015 refinancing of $12.5 billion in credit facilities at both the parent company and Ally Bank with a syndicate of eighteen lenders. The $12.5 billion capacity is secured by retail, lease, and dealer floorplan automotive assets and is allocated to two separate facilities; one is an $8.0 billion facility which is available to the parent company, while the other is a $4.5 billion facility available to Ally Bank. Both facilities mature in March 2017.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

•
Ally Financial Inc. continued to access the public and private term asset-backed securitization markets completing four U.S. transactions that raised $2.7 billion, with $1.4 billion and $1.3 billion raised by Ally Bank and the parent company, respectively. In addition, Ally Bank raised $1.0 billion related to a whole-loan sale comprised of retail automotive loans.

•	Ally Financial Inc. accessed the unsecured debt capital markets in the first quarter of 2015 and raised $2.5 billion.

•	Ally Financial Inc. completed a tender offer to buy back $950 million of its high-coupon debt in the first quarter of 2015.
Funding Sources
The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.

($ in millions)	Bank	Parent	Total	%
March 31, 2015
Secured financings	$23,803	$23,076	$46,879	35
Institutional term debt	—	21,030	21,030	16
Retail debt programs (a)	—	3,822	3,822	3
Total debt (b)	23,803	47,928	71,731	54
Deposits (c)	60,565	310	60,875	46
Total on-balance sheet funding	$84,368	$48,238	$132,606	100
December 31, 2014
Secured financings	$27,135	$20,732	$47,867	36
Institutional term debt	—	21,628	21,628	17
Retail debt programs (a)	—	3,673	3,673	3
Total debt (b)	27,135	46,033	73,168	56
Deposits (c)	57,903	319	58,222	44
Total on-balance sheet funding	$85,038	$46,352	$131,390	100

(a)	Includes $341 million and $335 million of Retail Term Notes at March 31, 2015 and December 31, 2014, respectively.

(b)	Excludes fair value adjustment as described in Note 22 to the Condensed Consolidated Financial Statements.

(c)	Bank deposits include retail, brokered, and other deposits. Parent deposits include dealer deposits. Intercompany deposits are not included.
Refer to Note 14 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at March 31, 2015.
Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Bank funding
Secured	$3,015	$3,250	$1,485	$250	$4,500	$3,500
Parent funding
Secured	15,191	15,030	2,940	3,425	18,131	18,455
Total committed facilities	$18,206	$18,280	$4,425	$3,675	$22,631	$21,955

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

Cash Flows
Net cash provided by operating activities was $247 million for the three months ended March 31, 2015, compared to $932 million for the same period in 2014. The decrease in net cash provided by operating activities was primarily due to a decrease in new originations and purchases of loans held-for-sale exceeding cash inflows from sales and repayments of such loans by $1.1 billion.
Net cash provided by investing activities was $805 million for the three months ended March 31, 2015, compared to $2.1 billion for the same period in 2014. The decrease in net cash provided from investing activities was primarily due to a $2.6 billion decrease in net cash provided by sales, maturities and repayment of available-for-sale securities, net of purchases, and a $1.7 billion decrease in restricted cash. This was partially offset by an increase in net cash provided by finance receivables and loans of $1.0 billion, an increase in net cash inflows from operating lease activity of $1.0 billion, and $1.0 billion in proceeds from the sale of a business unit.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Net cash provided by financing activities for the three months ended March 31, 2015, was $1.0 billion, compared to net cash used in financing activities of $2.7 billion for the same period in 2014. The increase was primarily due to lower repayments of short-term borrowings of $2.8 billion and long-term debt of $905 million.
Capital Planning and Stress Tests
As a BHC with $50 billion or more of consolidated assets, Ally is required to conduct periodic internal stress tests, is subject to an annual supervisory stress test conducted by the Board of Governors of the Federal Reserve System (FRB), and must submit an annual capital plan to the FRB. In October 2014, the FRB issued instructions and scenarios for the 2015 capital planning and stress test processes.
Ally’s capital plan must include a description of all planned capital actions over a nine-quarter planning horizon. The capital plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5% under baseline, adverse, and severely adverse economic scenarios, and serve as a source of strength to Ally Bank. The FRB must approve Ally's capital plan before Ally may take any capital action. Even with an approved capital plan, Ally must seek the approval of the FRB before making a capital distribution if, among other factors, Ally would not meet its regulatory capital requirements after making the proposed capital distribution.
On January 5, 2015, Ally Financial Inc. submitted the results of its semi-annual stress test and its proposed capital actions to the FRB, and Ally Bank submitted the results of its annual company-run stress test to the Federal Deposit Insurance Corporation. On March 6, 2015, Ally Financial Inc. and Ally Bank publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On March 11, 2015, Ally received a non-objection to its capital plan from the FRB, including the proposed capital actions contained in its submission. As a result, we redeemed $1.3 billion in Series G preferred securities in April 2015, and announced a tender offer to purchase up to 13 million shares of our outstanding Series A preferred securities for $26.65 per share. We also plan to redeem additional preferred securities through the remainder of 2015 and 2016, as well as repurchase additional high-cost unsecured debt as part of our ALM initiatives.
Regulatory Capital
Refer to Note 19 to the Condensed Consolidated Financial Statements and Selected Financial Data within this MD&A.
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

Rating agency	Short-term	Senior debt	Outlook	Date of last action
Fitch	B	BB+	Stable	April 8, 2015 (a)
Moody’s	Not Prime	B1	Positive	July 14, 2014 (b)
S&P	B	BB+	Stable	December 12, 2014 (c)
DBRS	R-4	BB	Positive	September 17, 2014 (d)

(a)	Fitch affirmed our senior debt rating of BB+, affirmed our short term rating of B and maintained a Stable outlook on April 8, 2015.

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
Our most critical accounting estimates are as follows.

•	Allowance for loan losses

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

•	Valuation of automotive lease assets and residuals

•	Fair value of financial instruments

•	Legal and regulatory reserves

•	Determination of provision for income taxes
There have been no significant changes in the methodologies and processes used in developing these estimates from what was described in our 2014 Annual Report on Form 10-K.
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

	2015			2014			(Decrease) increase due to (a)
Three months ended March 31, ($ in millions)	Average balance (b)	Interest income/ Interest expense	Yield/ rate	Average balance (b)	Interest income/ Interest expense	Yield/ rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$4,402	$2	0.18%	$5,304	$3	0.23%	$—	$(1)	$(1)
Federal funds sold and securities purchased under resale agreements	7	—	—	—	—	—	—	—	—
Investment securities (c)	15,904	83	2.12	15,714	90	2.32	1	(8)	(7)
Loans held-for-sale, net	1,947	24	5.00	11	—	—	24	—	24
Finance receivables and loans, net (d) (e)	98,843	1,074	4.41	99,048	1,107	4.53	(2)	(31)	(33)
Investment in operating leases, net (f)	19,405	274	5.73	17,998	328	7.39	24	(78)	(54)
Total interest-earning assets	140,508	1,457	4.21	138,075	1,528	4.49	47	(118)	(71)
Noninterest-bearing cash and cash equivalents	1,825			1,441
Other assets (g)	9,793			11,888
Allowance for loan losses	(969)			(1,206)
Total assets	$151,157			$150,198
Liabilities
Interest-bearing deposit liabilities	$59,391	$172	1.17%	$54,203	$163	1.22%	15	(6)	9
Short-term borrowings	6,280	11	0.71	6,643	15	0.92	(1)	(3)	(4)
Long-term debt (e) (h) (i)	65,168	429	2.67	69,030	534	3.14	(28)	(77)	(105)
Total interest-bearing liabilities (h) (j)	130,839	612	1.90	129,876	712	2.22	(14)	(86)	(100)
Noninterest-bearing deposit liabilities	73			66
Total funding sources (h) (k)	130,912	612	1.90	129,942	712	2.22
Other liabilities (l)	4,548			5,933
Total liabilities	135,460			135,875
Total equity	15,697			14,323
Total liabilities and equity	$151,157			$150,198
Net financing revenue		$845			$816		$61	$(32)	$29
Net interest spread (m)			2.31%			2.27%
Net interest spread excluding original issue discount (m)			2.36%			2.43%
Net interest spread excluding original issue discount and including noninterest-bearing deposit liabilities (m)			2.36%			2.43%
Net yield on interest-earning assets (n)			2.44%			2.40%
Net yield on interest-earning assets excluding original issue discount (n)			2.47%			2.53%

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes equity investments with an average balance of $848 million and $925 million at March 31, 2015 and 2014, respectively, and related income on equity investments of $5 million during the three months ended March 31, 2015 and 2014, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K.

(e)	Includes the effects of derivative financial instruments designated as hedges.

(f)
Includes remarketing gains of $69 million and $109 million during the three months ended March 31, 2015 and 2014, respectively. Excluding these gains on sale, the annualized yield would be 4.28% and 4.93% at March 31, 2015 and 2014, respectively.

(g)	Includes average balances of assets of discontinued operations.

(h)
Average balance includes $1,345 million and $1,510 million related to original issue discount (OID) at March 31, 2015 and 2014, respectively. Interest expense includes OID amortization of $10 million and $44 million during the three months ended March 31, 2015 and 2014, respectively.

(i)	Excluding OID, the rate on long-term debt was 2.55% and 2.82% at March 31, 2015 and 2014, respectively.

(j)	Excluding OID, the rate on total interest-bearing liabilities was 1.85% and 2.06% at March 31, 2015 and 2014, respectively.

(k)	Excluding OID, the rate on total funding sources was 1.85% and 2.06% at March 31, 2015 and 2014, respectively.

(l)	Includes average balances of liabilities of discontinued operations.

(m)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(n)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

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
While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results, and Ally's actual results may differ materially due to numerous important factors that are described in the most recent reports on SEC Forms 10-K and 10-Q for Ally, each of which may be revised or supplemented in subsequent reports filed with the SEC. Such factors include, among others, the following: maintaining the mutually beneficial relationship between Ally and General Motors, and Ally and Chrysler, and our ability to further diversify our business; the significant regulation and restrictions that we are subject to as a bank holding company and financial holding company; the potential for deterioration in the residual value of off-lease vehicles; disruptions in the market in which we fund our operations, with resulting negative impact on our liquidity; changes in our accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; changes in our credit ratings; changes in economic conditions, currency exchange rates or political stability in the markets in which we operate; and changes in the existing or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations (including as a result of the Dodd-Frank Act and Basel III).
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
Refer to the Market Risk Management section of Item 2, Management's Discussion and Analysis.

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

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.    Legal Proceedings
Refer to Note 26 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings, which supplements the discussion of legal proceedings set forth in Note 30 to our 2014 Annual Report on Form 10-K.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors described in our 2014 Annual Report on Form 10-K.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases Under Share-Based Incentive Plans
The following table presents repurchases of our common stock, by month, for the three months ended March 31, 2015. All repurchases reflected below include only shares of common stock that were withheld to cover income taxes owed by participants in our share-based incentive plans.

Three months ended March 31, 2015	Total number of shares repurchased	Weighted-average price paid per share
January 2015	631,217	$19.85
February 2015	118,668	19.67
March 2015	1,066	21.02
Total	750,951	$19.82
Item 3.     Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of May, 2015.

Ally Financial Inc. (Registrant)

/S/ CHRISTOPHER A. HALMY
Christopher A. Halmy Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller

Ally Financial Inc. • Form 10-Q

INDEX OF EXHIBITS

Exhibit	Description	Method of Filing

10.1	Release Agreement between Ally Financial Inc. and Barbara A. Yastine, dated March 18, 2015	Filed herewith.

10.2	Letter Agreement between Ally Financial Inc. and Michael A. Carpenter, dated April 7, 2015	Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101	Interactive Data File	Filed herewith.