Form 10-Q
period 2015-06-30
Ally Financial Inc.
filed 2015-07-30
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015, or

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
Yes ☐                    No ☑
At July 29, 2015, the number of shares outstanding of the Registrant’s common stock was 481,750,247 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,118	$1,124	$2,192	$2,231
Interest on loans held-for-sale	14	1	38	1
Interest and dividends on available-for-sale investment securities	93	93	181	188
Interest-bearing cash and cash equivalents	2	1	4	4
Operating leases	860	884	1,756	1,754
Total financing revenue and other interest income	2,087	2,103	4,171	4,178
Interest expense
Interest on deposits	177	166	349	329
Interest on short-term borrowings	12	13	23	28
Interest on long-term debt	419	549	848	1,083
Total interest expense	608	728	1,220	1,440
Depreciation expense on operating lease assets	563	509	1,185	1,051
Net financing revenue	916	866	1,766	1,687
Other revenue
Servicing fees	10	7	20	16
Insurance premiums and service revenue earned	237	249	470	490
Gain on mortgage and automotive loans, net	1	6	47	6
Loss on extinguishment of debt	(156)	(7)	(354)	(46)
Other gain on investments, net	45	41	100	84
Other income, net of losses	74	69	171	136
Total other revenue	211	365	454	686
Total net revenue	1,127	1,231	2,220	2,373
Provision for loan losses	140	63	256	200
Noninterest expense
Compensation and benefits expense	236	215	491	469
Insurance losses and loss adjustment expenses	122	188	178	256
Other operating expenses	366	418	750	809
Total noninterest expense	724	821	1,419	1,534
Income from continuing operations before income tax expense	263	347	545	639
Income tax expense from continuing operations	94	64	197	158
Net income from continuing operations	169	283	348	481
Income from discontinued operations, net of tax	13	40	410	69
Net income	182	323	758	550
Other comprehensive (loss) income, net of tax	(148)	89	(117)	181
Comprehensive income	$34	$412	$641	$731
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
(in dollars) (a)	2015	2014	2015	2014
Basic earnings per common share
Net (loss) income from continuing operations	$(2.24)	$0.45	$(2.01)	$0.73
Income from discontinued operations, net of tax	0.03	0.09	0.85	0.14
Net (loss) income	$(2.22)	$0.54	$(1.16)	$0.87
Diluted earnings per common share
Net (loss) income from continuing operations	$(2.24)	$0.45	$(2.01)	$0.73
Income from discontinued operations, net of tax	0.03	0.09	0.85	0.14
Net (loss) income	$(2.22)	$0.54	$(1.16)	$0.87

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 18 for additional earnings per share information, including the impact of preferred stock dividends recognized in connection with the partial redemption of the Series G Preferred Stock and the repurchase of the Series A Preferred Stock. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents
Noninterest-bearing	$1,739	$1,348
Interest-bearing	4,119	4,228
Total cash and cash equivalents	5,858	5,576
Investment securities (Refer to Note 5 for discussion of investment securities pledged as collateral)	19,142	16,137
Loans held-for-sale, net	1,438	2,003
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	105,173	99,948
Allowance for loan losses	(974)	(977)
Total finance receivables and loans, net	104,199	98,971
Investment in operating leases, net	17,950	19,510
Premiums receivable and other insurance assets	1,759	1,695
Other assets	6,126	7,302
Assets of operations held-for-sale	—	634
Total assets	$156,472	$151,828
Liabilities
Deposit liabilities
Noninterest-bearing	$89	$64
Interest-bearing	61,858	58,158
Total deposit liabilities	61,947	58,222
Short-term borrowings	10,013	7,062
Long-term debt	65,852	66,558
Interest payable	418	477
Unearned insurance premiums and service revenue	2,417	2,375
Accrued expenses and other liabilities	1,530	1,735
Total liabilities	142,177	136,429
Contingencies (refer to Note 26)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 482,549,997 and 480,136,039; and outstanding 481,750,247 and 480,094,891)	21,069	21,038
Preferred stock	813	1,255
Accumulated deficit	(7,388)	(6,828)
Accumulated other comprehensive loss	(183)	(66)
Treasury stock, at cost (799,750 shares)	(16)	—
Total equity	14,295	15,399
Total liabilities and equity	$156,472	$151,828
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

($ in millions)	June 30, 2015	December 31, 2014
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$27,353	$30,081
Allowance for loan losses	(177)	(179)
Total finance receivables and loans, net	27,176	29,902
Investment in operating leases, net	6,650	5,595
Other assets	1,332	2,010
Total assets	$35,158	$37,507
Liabilities
Long-term debt	$22,775	$24,343
Accrued expenses and other liabilities	29	173
Total liabilities	$22,804	$24,516
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit		Accumulated other comprehensive (loss) income	Treasury stock	Total equity
Balance at January 1, 2014	$20,939	$1,255	$(7,710)		$(276)	$—	$14,208
Net income			550				550
Preferred stock dividends			(133)				(133)
Share-based compensation	72						72
Other comprehensive income					181		181
Balance at June 30, 2014	$21,011	$1,255	$(7,293)		$(95)	$—	$14,878
Balance at January 1, 2015	$21,038	$1,255	$(6,828)		$(66)	$—	$15,399
Net income			758				758
Preferred stock dividends			(1,318)	(a)			(1,318)
Series A preferred stock repurchase		(325)					(325)
Series G preferred stock redemption		(117)					(117)
Share-based compensation	31						31
Other comprehensive loss					(117)		(117)
Share repurchases related to employee stock-based compensation awards						(16)	(16)
Balance at June 30, 2015	$21,069	$813	$(7,388)		$(183)	$(16)	$14,295

(a)
Preferred stock dividends include $1,193 million recognized in connection with the partial redemption of the Series G Preferred Stock and the repurchase of the Series A Preferred Stock. These dividends represent an additional return to preferred shareholders calculated as the excess consideration paid over the carrying amount derecognized. Refer to Note 16 for additional preferred stock information.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2015	2014
Operating activities
Net income	$758	$550
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,466	1,415
Provision for loan losses	256	200
Gain on mortgage and automotive loans, net	(47)	(6)
Other gain on investments, net	(100)	(84)
Loss on extinguishment of debt	354	46
Originations and purchases of loans held-for-sale	(1,528)	—
Proceeds from sales and repayments of loans originated as held-for-sale	496	59
Impairment and settlement related to Residential Capital, LLC	—	(150)
(Gain) loss on sale of subsidiaries, net	(452)	7
Net change in
Deferred income taxes	258	117
Interest payable	(59)	(359)
Other assets	532	150
Other liabilities	(217)	(428)
Other, net	26	(4)
Net cash provided by operating activities	1,743	1,513
Investing activities
Purchases of available-for-sale securities	(8,165)	(2,411)
Proceeds from sales of available-for-sale securities	2,865	2,144
Proceeds from maturities and repayment of available-for-sale securities	2,192	1,136
Net increase in finance receivables and loans	(5,471)	(736)
Proceeds from sales of finance receivables and loans	1,582	—
Purchases of operating lease assets	(2,348)	(5,182)
Disposals of operating lease assets	2,709	2,993
Proceeds from sale of business units, net (a)	1,049	47
Net change in restricted cash	449	2,060
Other, net	(54)	39
Net cash (used in) provided by investing activities	(5,192)	90
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2015	2014
Financing activities
Net change in short-term borrowings	2,945	(2,181)
Net increase in deposits	3,724	2,741
Proceeds from issuance of long-term debt	17,807	14,956
Repayments of long-term debt	(18,984)	(16,739)
Repurchase and redemption of preferred stock	(442)	—
Dividends paid on preferred stock	(1,318)	(134)
Net cash provided by (used in) financing activities	3,732	(1,357)
Effect of exchange-rate changes on cash and cash equivalents	(1)	—
Net increase in cash and cash equivalents	282	246
Cash and cash equivalents at beginning of year	5,576	5,531
Cash and cash equivalents at June 30,	$5,858	$5,777
Supplemental disclosures
Cash paid for
Interest	$1,250	$1,730
Income taxes	97	—
Noncash items
Finance receivables and loans transferred to loans held-for-sale	72	40
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	54	20

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
The Condensed Consolidated Financial Statements at June 30, 2015, and for the three months and six months ended June 30, 2015, and 2014, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related notes) included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed on February 27, 2015, with the U.S. Securities and Exchange Commission (SEC).
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
Presentation of Financial Statements and Property, Plant, and Equipment — Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity (ASU 2014-08)
As of January 1, 2015, we adopted ASU 2014-08. The amendments in this ASU modify the requirements for the reporting of discontinued operations. In order to qualify as a discontinued operation, the disposal of a component of an entity, a group of components, or a business of an entity must represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The ASU further indicates that the timing for recording a discontinued operation is when one of the following occurs: the component, group of components, or business meets the criteria to be classified as held-for-sale; the component, group of components, or business is disposed of by sale; or the component, group of components, or business is disposed of other than by sale (for example abandonment or spinoff). In addition, the ASU also requires additional disclosure items about an entity’s discontinued operations. The amendments were applied prospectively solely to newly identified disposals that qualify as discontinued operations after the effective date. Items previously reported as discontinued operations maintain their classification based on the prior guidance. The adoption of this guidance did not have a material effect on our consolidated financial condition or results of operations.

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
Recently Issued Accounting Standards
Revenue from Contracts with Customers (ASU 2014-09)
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09. The purpose of this guidance is to streamline and consolidate existing revenue recognition principles in GAAP and to converge revenue recognition principles with International Financial Reporting Standards (IFRS). The core principle of the amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the main principle, guidance on the accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. The amendments are effective for us beginning on January 1, 2017. The amendments can be applied either through a full retrospective application or retrospectively with a cumulative effect adjustment on the date of initial adoption. Early adoption is prohibited. On July 9, 2015, the FASB voted to delay the effective date of this guidance and to allow early adoption as of the original effective date. These changes would move the effective date for us to January 1, 2018. An ASU that incorporates these changes is expected to be issued by the end of the third quarter 2015. Management is assessing the impact of the adoption of this guidance.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Select Automotive Finance operations
Total net revenue	$—	$33	$—	$66
Pretax (loss) income including direct costs to transact a sale (a)	(5)	25	453	55
Tax expense (b)	—	5	65	4
Other operations
Pretax income	$18	$22	$20	$20
Tax expense (benefit)	—	2	(2)	2

(a)	Includes certain treasury and other corporate activity recognized by Corporate and Other.

(b)	Includes certain income tax activity recognized by Corporate and Other.
Held-for-sale Operations
Assets of operations held-for-sale consisted of $634 million in other assets at December 31, 2014 related to the joint venture in China that was sold to GMF on January 2, 2015. No held-for-sale operations remain at June 30, 2015.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

3.     Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Remarketing fees	$25	$29	$53	$57
Late charges and other administrative fees	21	20	43	43
Income from equity-method investments	4	4	37	8
Other, net	24	16	38	28
Total other income, net of losses	$74	$69	$171	$136
4.     Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Insurance commissions	$95	$93	$188	$183
Technology and communications	64	93	133	178
Lease and loan administration	32	32	61	60
Advertising and marketing	23	25	54	54
Professional services	25	25	45	53
Premises and equipment depreciation	22	19	42	38
Regulatory and licensing fees	20	19	41	46
Vehicle remarketing and repossession	18	21	37	39
Occupancy	13	12	24	23
Non-income taxes	7	10	15	20
Other	47	69	110	115
Total other operating expenses	$366	$418	$750	$809

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

5.     Investment Securities
Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows.

	June 30, 2015				December 31, 2014
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,203	$1	$(29)	$2,175	$1,195	$1	$(18)	$1,178
U.S. States and political subdivisions	562	12	(5)	569	389	17	—	406
Foreign government	191	9	—	200	224	8	—	232
Mortgage-backed residential (a)	11,704	85	(149)	11,640	10,431	119	(125)	10,425
Mortgage-backed commercial	458	—	(1)	457	254	—	(1)	253
Asset-backed	2,053	4	(2)	2,055	1,989	5	(3)	1,991
Corporate debt	1,054	12	(8)	1,058	734	14	(2)	746
Total debt securities (b) (c)	18,225	123	(194)	18,154	15,216	164	(149)	15,231
Equity securities	1,040	11	(63)	988	891	49	(34)	906
Total available-for-sale securities	$19,265	$134	$(257)	$19,142	$16,107	$213	$(183)	$16,137

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $8,500 million and $7,557 million at June 30, 2015, and
December 31, 2014, respectively.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. Amounts deposited totaled $15 million at both June 30, 2015, and December 31, 2014.

(c)
Investment securities with a fair value of $2,170 million and $801 million at June 30, 2015, and December 31, 2014, were pledged to secure short-term borrowings or repurchase agreements and for other purposes as required by contractual obligation or law. Under these agreements, Ally has granted the counterparty the right to sell or pledge the underlying investment securities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2015
Fair value of available-for-sale debt securities
U.S. Treasury and federal agencies	$2,175	1.6%	$87	0.5%	$898	1.1%	$1,190	2.1%	$—	—%
U.S. States and political subdivisions	569	3.5	24	2.7	25	3.0	110	2.8	410	3.8
Foreign government	200	2.6	6	1.2	100	2.5	94	2.7	—	—
Mortgage-backed residential	11,640	2.8	—	—	44	2.1	8	2.8	11,588	2.8
Mortgage-backed commercial	457	1.7	—	—	—	—	—	—	457	1.7
Asset-backed	2,055	2.1	9	1.1	1,224	1.9	605	2.3	217	2.3
Corporate debt	1,058	2.9	28	3.3	628	2.5	369	3.3	33	5.6
Total available-for-sale debt securities	$18,154	2.6	$154	1.4	$2,919	1.8	$2,376	2.4	$12,705	2.8
Amortized cost of available-for-sale debt securities	$18,225		$154		$2,913		$2,393		$12,765
December 31, 2014
Fair value of available-for-sale debt securities
U.S. Treasury and federal agencies	$1,178	1.5%	$7	3.0%	$677	1.2%	$494	1.9%	$—	—%
U.S. States and political subdivisions	406	3.7	34	1.9	12	2.1	106	3.0	254	4.3
Foreign government	232	2.7	—	—	128	2.5	104	2.9	—	—
Mortgage-backed residential	10,425	2.6	34	3.1	58	2.1	—	—	10,333	2.6
Mortgage-backed commercial	253	1.5	—	—	30	1.8	—	—	223	1.4
Asset-backed	1,991	1.9	—	—	1,311	1.9	463	2.0	217	2.2
Corporate debt	746	3.2	33	3.1	460	2.7	216	3.8	37	5.6
Total available-for-sale debt securities	$15,231	2.5	$108	2.7	$2,676	1.9	$1,383	2.4	$11,064	2.6
Amortized cost of available-for-sale debt securities	$15,216		$108		$2,674		$1,374		$11,060

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.
The balances of cash equivalents were $1.6 billion and $2.0 billion at June 30, 2015, and December 31, 2014, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents interest and dividends on available-for-sale securities.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Taxable interest	$82	$83	$162	$169
Taxable dividends	6	7	11	12
Interest and dividends exempt from U.S. federal income tax	5	3	8	7
Interest and dividends on available-for-sale securities	$93	$93	$181	$188

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Gross realized gains	$46	$42	$106	$102
Gross realized losses	—	(1)	(3)	(8)
Other-than-temporary impairment	(1)	—	(3)	(10)
Other gain on investments, net	$45	$41	$100	$84
Certain available-for-sale securities were sold at a loss in 2015 and 2014 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security), in accordance with our risk management policies and practices. The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology that was applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of June 30, 2015, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of June 30, 2015, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at June 30, 2015. Refer to Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	June 30, 2015				December 31, 2014
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,562	$(24)	$569	$(5)	$297	$(3)	$859	$(15)
U.S. States and political subdivisions	295	(5)	—	—	50	—	—	—
Foreign government	6	—	—	—	—	—	—	—
Mortgage-backed	3,508	(39)	2,504	(111)	1,172	(10)	3,098	(116)
Asset-backed	830	(2)	26	—	819	(3)	8	—
Corporate debt	480	(8)	4	—	132	(2)	11	—
Total temporarily impaired debt securities	6,681	(78)	3,103	(116)	2,470	(18)	3,976	(131)
Temporarily impaired equity securities	719	(56)	29	(7)	231	(24)	40	(10)
Total temporarily impaired available-for-sale securities	$7,400	$(134)	$3,132	$(123)	$2,701	$(42)	$4,016	$(141)

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
The composition of loans held-for-sale, net, was as follows.

($ in millions)	June 30, 2015	December 31, 2014
Consumer automotive	$1,356	$1,515
Consumer mortgage	46	452
Commercial and industrial — Other	36	36
Total loans held-for-sale, net	$1,438	$2,003
7.     Finance Receivables and Loans, Net
The composition of finance receivables and loans, net, reported at carrying value before allowance for loan losses was as follows.

($ in millions)	June 30, 2015	December 31, 2014
Consumer automotive (a)	$60,786	$56,570
Consumer mortgage (b)(c)	9,212	7,474
Commercial
Commercial and industrial
Automotive	29,732	30,871
Other	2,149	1,882
Commercial real estate — Automotive	3,294	3,151
Total commercial	35,175	35,904
Total finance receivables and loans (d)	$105,173	$99,948

(a)
Includes $69 million and $35 million of fair value adjustment for loans in hedge accounting relationships at June 30, 2015, and December 31, 2014, respectively. Refer to Note 20 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $1.1 billion and $1.2 billion at June 30, 2015, and December 31, 2014, respectively, 12% of which are expected to start principal amortization in the remainder of 2015, 33% in 2016, 21% in 2017, 2% in 2018, and 4% thereafter.

(c)	Includes consumer mortgages at a fair value of $1 million at both June 30, 2015, and December 31, 2014, as a result of fair value option election.

(d)	Totals are net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $57 million and $266 million at June 30, 2015, and December 31, 2014, respectively.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended June 30, 2015 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at April 1, 2015	$711	$119	$103	$933
Charge-offs	(166)	(9)	—	(175)
Recoveries	70	5	—	75
Net charge-offs	(96)	(4)	—	(100)
Provision for loan losses	152	3	(15)	140
Other	—	1	—	1
Allowance at June 30, 2015	$767	$119	$88	$974

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended June 30, 2014 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at April 1, 2014	$715	$333	$144	$1,192
Charge-offs	(143)	(10)	(4)	(157)
Recoveries	60	2	10	72
Net charge-offs	(83)	(8)	6	(85)
Provision for loan losses	97	(25)	(9)	63
Other	—	2	(1)	1
Allowance at June 30, 2014	$729	$302	$140	$1,171

Six months ended June 30, 2015 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2015	$685	$152	$140	$977
Charge-offs	(359)	(31)	—	(390)
Recoveries	131	8	1	140
Net charge-offs	(228)	(23)	1	(250)
Provision for loan losses	310	(2)	(52)	256
Other (a)	—	(8)	(1)	(9)
Allowance at June 30, 2015	$767	$119	$88	$974
Allowance for loan losses at June 30, 2015
Individually evaluated for impairment	$22	$50	$19	$91
Collectively evaluated for impairment	745	69	69	883
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at historical cost at June 30, 2015
Ending balance	$60,786	$9,211	$35,175	$105,172
Individually evaluated for impairment	275	265	99	639
Collectively evaluated for impairment	60,511	8,946	35,076	104,533
Loans acquired with deteriorated credit quality	—	—	—	—
(a) Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Six months ended June 30, 2014 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2014	$673	$389	$146	$1,208
Charge-offs	(323)	(25)	(5)	(353)
Recoveries	119	5	11	135
Net charge-offs	(204)	(20)	6	(218)
Provision for loan losses	260	(48)	(12)	200
Other (a)	—	(19)	—	(19)
Allowance at June 30, 2014	$729	$302	$140	$1,171
Allowance for loan losses at June 30, 2014
Individually evaluated for impairment	$26	$192	$15	$233
Collectively evaluated for impairment	703	110	125	938
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at historical cost at June 30, 2014
Ending balance	$58,114	$7,846	$34,817	$100,777
Individually evaluated for impairment	287	925	98	1,310
Collectively evaluated for impairment	57,824	6,921	34,719	99,464
Loans acquired with deteriorated credit quality	3	—	—	3

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about significant sales of finance receivables and loans recorded at historical cost and transfers of finance receivables and loans from held-for-investment to held-for-sale.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Consumer mortgage	$4	$—	$73	$40
Total sales and transfers	$4	$—	$73	$40
The following table presents information about significant purchases of finance receivables and loans.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Consumer mortgage	$1,996	$15	$2,650	$15
Total purchases of finance receivables and loans	$1,996	$15	$2,650	$15
The following table presents an analysis of our past due finance receivables and loans, net, recorded at historical cost reported at carrying value before allowance for loan losses.

($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
June 30, 2015
Consumer automotive	$1,226	$251	$156	$1,633	$59,153	$60,786
Consumer mortgage	89	22	96	207	9,004	9,211
Commercial
Commercial and industrial
Automotive	—	—	20	20	29,712	29,732
Other	—	—	—	—	2,149	2,149
Commercial real estate — Automotive	—	—	1	1	3,293	3,294
Total commercial	—	—	21	21	35,154	35,175
Total consumer and commercial	$1,315	$273	$273	$1,861	$103,311	$105,172
December 31, 2014
Consumer automotive	$1,340	$293	$164	$1,797	$54,773	$56,570
Consumer mortgage	76	25	124	225	7,248	7,473
Commercial
Commercial and industrial
Automotive	—	9	—	9	30,862	30,871
Other	—	—	—	—	1,882	1,882
Commercial real estate — Automotive	—	—	—	—	3,151	3,151
Total commercial	—	9	—	9	35,895	35,904
Total consumer and commercial	$1,416	$327	$288	$2,031	$97,916	$99,947

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the carrying value before allowance for loan losses of our finance receivables and loans recorded at historical cost on nonaccrual status.

($ in millions)	June 30, 2015	December 31, 2014
Consumer automotive	$386	$386
Consumer mortgage	157	177
Commercial
Commercial and industrial
Automotive	46	32
Other	46	46
Commercial real estate — Automotive	7	4
Total commercial	99	82
Total consumer and commercial finance receivables and loans	$642	$645
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

	June 30, 2015			December 31, 2014
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$60,400	$386	$60,786	$56,184	$386	$56,570
Consumer mortgage	9,054	157	9,211	7,296	177	7,473
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	June 30, 2015			December 31, 2014
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automotive	$28,037	$1,695	$29,732	$29,150	$1,721	$30,871
Other	1,680	469	2,149	1,509	373	1,882
Commercial real estate — Automotive	3,148	146	3,294	3,015	136	3,151
Total commercial	$32,865	$2,310	$35,175	$33,674	$2,230	$35,904

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about our impaired finance receivables and loans recorded at historical cost.

($ in millions)	Unpaid principal balance	Carrying value before allowance	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
June 30, 2015
Consumer automotive	$275	$275	$—	$275	$22
Consumer mortgage	266	265	62	203	50
Commercial
Commercial and industrial
Automotive	46	46	18	28	6
Other	46	46	—	46	11
Commercial real estate — Automotive	7	7	4	3	2
Total commercial	99	99	22	77	19
Total consumer and commercial finance receivables and loans	$640	$639	$84	$555	$91
December 31, 2014
Consumer automotive	$282	$282	$—	$282	$23
Consumer mortgage	340	336	86	250	62
Commercial
Commercial and industrial
Automotive	32	32	4	28	5
Other	46	46	—	46	15
Commercial real estate — Automotive	4	4	1	3	1
Total commercial	82	82	5	77	21
Total consumer and commercial finance receivables and loans	$704	$700	$91	$609	$106
The following tables present average balance and interest income for our impaired finance receivables and loans.

	2015		2014
Three months ended June 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$285	$5	$298	$5
Consumer mortgage	259	2	930	7
Commercial
Commercial and industrial
Automotive	41	1	68	—
Other	31	—	62	4
Commercial real estate — Automotive	5	—	6	—
Total commercial	77	1	136	4
Total consumer and commercial finance receivables and loans	$621	$8	$1,364	$16

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	2015		2014
Six months ended June 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$287	$9	$297	$9
Consumer mortgage	289	4	928	15
Commercial
Commercial and industrial
Automotive	38	1	84	1
Other	37	3	67	4
Commercial real estate — Automotive	5	—	9	—
Total commercial	80	4	160	5
Total consumer and commercial finance receivables and loans	$656	$17	$1,385	$29
Troubled Debt Restructurings
Troubled Debt Restructurings (TDRs) are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For automotive loans, we may offer several types of assistance to aid our customers, including extension of the loan maturity date and rewriting the loan terms. Additionally, numerous initiatives are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Refer to Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K for additional information. Total TDRs recorded at historical cost and reported at carrying value before allowance for loan losses were $565 million and $681 million at June 30, 2015, and December 31, 2014, respectively. The decrease was primarily due to the whole-loan sale of consumer mortgage TDRs during the first quarter of 2015.
The following tables present information related to finance receivables and loans recorded at historical cost modified in connection with a TDR during the period.

	2015			2014
Three months ended June 30, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automotive	4,096	$64	$54	3,961	$67	$59
Consumer mortgage	76	22	21	95	15	15
Commercial
Commercial and industrial
Automotive	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—
Total consumer and commercial finance receivables and loans	4,172	$86	$75	4,056	$82	$74

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	2015			2014
Six months ended June 30, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automotive	8,151	$127	$107	9,320	$151	$130
Consumer mortgage	116	29	27	313	64	60
Commercial
Commercial and industrial
Automotive	—	—	—	3	23	23
Other	—	—	—	3	48	48
Total commercial	—	—	—	6	71	71
Total consumer and commercial finance receivables and loans	8,267	$156	$134	9,639	$286	$261
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

	2015			2014
Three months ended June 30, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automotive	1,499	$18	$10	1,616	$20	$11
Consumer mortgage	3	—	—	3	—	—
Commercial	—	—	—	—	—	—
Total consumer and commercial finance receivables and loans	1,502	$18	$10	1,619	$20	$11

	2015			2014
Six months ended June 30, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automotive	3,080	$37	$21	3,230	$40	$21
Consumer mortgage	7	—	—	5	1	—
Commercial	—	—	—	—	—	—
Total consumer and commercial finance receivables and loans	3,087	$37	$21	3,235	$41	$21
At June 30, 2015, and December 31, 2014, commercial commitments to lend additional funds to borrowers owing receivables whose terms had been modified in a TDR were $6 million and $4 million, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

8.     Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	June 30, 2015	December 31, 2014
Vehicles	$21,895	$23,144
Accumulated depreciation	(3,945)	(3,634)
Investment in operating leases, net	$17,950	$19,510
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Depreciation expense on operating lease assets (excluding remarketing gains)	$671	$677	$1,363	$1,328
Remarketing gains	(108)	(168)	(178)	(277)
Depreciation expense on operating lease assets	$563	$509	$1,185	$1,051
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
There were no sales of financial assets or leases into nonconsolidated securitization entities for the six months ended June 30, 2015 and 2014.
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
We have involvement with various other nonconsolidated equity investments, including affordable housing entities and venture capital funds and loan funds. We do not consolidate these entities and our involvement is limited to our outstanding investment, additional capital committed to these funds plus any previously recognized low income housing tax credits.
Refer to Note 10 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K for further description of our securitization activities and our involvement with VIEs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

($ in millions)	Consolidated involvement with VIEs		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
June 30, 2015
On-balance sheet variable interest entities
Consumer automotive	$29,398	(b)
Commercial automotive	16,038
Off-balance sheet variable interest entities
Consumer automotive	—		$2,212		$2,212	(c)
Commercial other	186	(d)	—	(e)	421	(f)
Total	$45,622		$2,212		$2,633
December 31, 2014
On-balance sheet variable interest entities
Consumer automotive	$31,994	(b)
Commercial automotive	18,171
Off-balance sheet variable interest entities
Consumer automotive	—		$2,801		$2,801	(c)
Commercial other	146	(d)	—	(e)	362	(f)
Total	$50,311		$2,801		$3,163

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $10.3 billion and $12.7 billion of assets that are not encumbered by VIE beneficial interests held by third parties at June 30, 2015, and December 31, 2014, respectively. Ally or consolidated affiliates hold the interests in these assets which eliminate in consolidation.

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

(d)
Includes $202 million and $164 million classified as other assets, offset by $16 million and $18 million classified as accrued expenses and other liabilities at June 30, 2015, and December 31, 2014, respectively.

(e)	Includes VIEs for which we have no management oversight and therefore we are not able to provide the total assets of the VIEs.

(f)
For certain nonconsolidated affordable housing entities, maximum exposure to loss represents the yield we guaranteed investors through long term guarantee contracts. The amount disclosed is based on the unlikely event that the underlying properties cease generating yield to investors and the yield delivered to investors in the form of low income tax housing credits is recaptured. For nonconsolidated equity investments, maximum exposure to loss represents our outstanding investment, additional committed capital, and low income housing tax credits subject to recapture. The amount disclosed is based on the unlikely event that our committed capital is funded, our investments become worthless, and the tax credits previously delivered to us are recaptured. This required disclosure is not an indication of our expected loss.

Cash Flows with Off-balance Sheet Variable Interest Entities
The following table summarizes cash flows received and paid related to securitization entities and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the six months ended June 30, 2015 and 2014. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Six months ended June 30, ($ in millions)	Consumer automotive	Consumer mortgage
2015
Servicing fees	$13	$—
2014
Servicing fees	$4	$—
Representations and warranties obligations	—	(9)

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

	Total Amount		Amount 60 days or more past due
($ in millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
On-balance sheet loans
Consumer automotive	$62,142	$58,085	$410	$457
Consumer mortgage	9,258	7,926	123	151
Commercial automotive	33,026	34,022	21	9
Commercial other	2,185	1,918	—	—
Total on-balance sheet loans	106,611	101,951	554	617
Off-balance sheet securitization entities
Consumer automotive	2,212	2,801	6	5
Total off-balance sheet securitization entities	2,212	2,801	6	5
Whole-loan transactions (a)	1,361	929	17	33
Total	$110,184	$105,681	$577	$655

(a)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

	Net credit losses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
On-balance sheet loans
Consumer automotive	$96	$83	$228	$204
Consumer mortgage	4	8	23	20
Commercial automotive	1	1	—	1
Commercial other	(1)	(7)	(1)	(7)
Total on-balance sheet loans	100	85	250	218
Off-balance sheet securitization entities
Consumer automotive	1	—	2	1
Total off-balance sheet securitization entities	1	—	2	1
Whole-loan transactions	—	1	—	4
Total	$101	$86	$252	$223

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

10.     Servicing Activities
Automotive Finance Servicing Activities
We service consumer automotive contracts. Historically, we have sold a portion of our consumer automotive contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automotive servicing fee income of $10 million and $20 million during the three months and six months ended June 30, 2015, respectively, compared to $7 million and $16 million during the three months and six months ended June 30, 2014.
Automotive Finance Serviced Assets
The current unpaid principal balance and any related unamortized deferred fees and costs of total serviced automotive finance loans and leases outstanding were as follows.

($ in millions)	June 30, 2015	December 31, 2014
On-balance sheet automotive finance loans and leases
Consumer automotive	$62,142	$58,085
Commercial automotive	33,026	34,022
Operating leases	17,950	19,510
Other	61	55
Off-balance sheet automotive finance loans
Loans sold to third-party investors
Securitizations	2,234	2,832
Whole-loan	1,348	887
Total serviced automotive finance loans and leases	$116,761	$115,391
11.     Other Assets
The components of other assets were as follows.

($ in millions)	June 30, 2015	December 31, 2014
Property and equipment at cost	$760	$775
Accumulated depreciation	(552)	(550)
Net property and equipment	208	225
Restricted cash collections for securitization trusts (a)	1,829	2,221
Net deferred tax assets	1,639	1,812
Nonmarketable equity securities	359	271
Cash reserve deposits held-for-securitization trusts (b)	259	303
Unamortized debt issuance costs	234	238
Fair value of derivative contracts in receivable position (c)	214	263
Other accounts receivable	213	298
Collateral placed with counterparties	98	236
Other assets	1,073	1,435
Total other assets	$6,126	$7,302

(a)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 20.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

12.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	June 30, 2015	December 31, 2014
Noninterest-bearing deposits	$89	$64
Interest-bearing deposits
Savings and money market checking accounts	31,398	26,769
Certificates of deposit	30,213	31,070
Dealer deposits	247	319
Total deposit liabilities	$61,947	$58,222
At June 30, 2015, and December 31, 2014, certificates of deposit included $12.4 billion and $13.0 billion, respectively, of certificates of deposit in denominations of $100 thousand or more.
13.    Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	June 30, 2015			December 31, 2014
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,375	$—	$3,375	$3,338	$—	$3,338
Federal Home Loan Bank	—	4,550	4,550	—	2,950	2,950
Securities sold under agreements to repurchase	—	2,004	2,004	—	774	774
Other	84	—	84	—	—	—
Total short-term borrowings	$3,459	$6,554	$10,013	$3,338	$3,724	$7,062

(a)	Refer to Note 14 for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements, short-term borrowing agreements in which we sell financial instruments to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of June 30, 2015, the financial instruments sold under agreement to repurchase consisted of U.S. Treasury and Federal Agency securities of $383 million and mortgage-backed residential securities of $1.6 billion. The total repurchase agreements of $2.0 billion mature within the next 30 days. Refer to Note 5 and Note 23 for further details on investment securities sold under agreements to repurchase.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. As of June 30, 2015, we placed cash collateral totaling $17 million with counterparties under these collateral arrangements associated with our repurchase agreements. As of June 30, 2015, we received cash collateral totaling $4 million from counterparties under these collateral arrangements associated with our repurchase agreements.
14.    Long-term Debt
The following table presents the composition of our long-term debt portfolio.

	June 30, 2015			December 31, 2014
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$465	$11,540	$12,005	$4,809	$12,629	$17,438
Due after one year (a)	18,778	34,745	53,523	17,154	31,514	48,668
Fair value adjustment (b)	324	—	324	452	—	452
Total long-term debt	$19,567	$46,285	$65,852	$22,415	$44,143	$66,558

(a)	Includes $2.6 billion of trust preferred securities at both June 30, 2015, and December 31, 2014.

(b)	Represents the fair value adjustment associated with the application of hedge accounting on certain of our long-term unsecured debt positions. Refer to Note 20 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining maturity of long-term debt, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2015	2016	2017	2018	2019	2020 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$34	$1,934	$4,398	$2,931	$1,625	$9,737	$324	$20,983
Original issue discount	(33)	(74)	(86)	(97)	(34)	(1,092)	—	(1,416)
Total unsecured	1	1,860	4,312	2,834	1,591	8,645	324	19,567
Secured
Long-term debt	5,732	10,365	13,665	7,462	4,902	4,159	—	46,285
Total long-term debt	$5,733	$12,225	$17,977	$10,296	$6,493	$12,804	$324	$65,852
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	June 30, 2015		December 31, 2014
($ in millions)	Total	Ally Bank (a)	Total	Ally Bank (a)
Investment securities (b)	$2,062	$—	$786	$786
Mortgage assets held-for-investment and lending receivables	9,205	9,205	7,541	7,541
Consumer automotive finance receivables	34,148	9,095	33,438	11,263
Commercial automotive finance receivables	19,018	18,593	20,605	20,083
Investment in operating leases, net	7,648	4,517	6,820	4,672
Total assets restricted as collateral (c) (d)	$72,081	$41,410	$69,190	$44,345
Secured debt (e)	$52,839	$25,693	$47,867	$27,134

(a)	Ally Bank is a component of the total column.

(b)	The investment securities are restricted under repurchase agreements. Refer to Note 13 for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB), and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $12.4 billion and $10.7 billion at June 30, 2015, and December 31, 2014, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans, net. Ally Bank has access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the Federal Reserve Bank totaling $3.1 billion and $3.2 billion at June 30, 2015, and December 31, 2014, respectively. These assets were composed of consumer automotive finance receivables and loans, net and investment in operating leases, net. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 11 for additional information.

(e)	Includes $6.6 billion and $3.7 billion of short-term borrowings at June 30, 2015, and December 31, 2014, respectively.
Funding Facilities
We utilize both committed credit facilities and other collateralized funding vehicles. The amounts outstanding under our various funding facilities are included on our Condensed Consolidated Balance Sheet.
As of June 30, 2015, Ally Bank had exclusive access to $3.25 billion of funding capacity from a committed credit facility. Funding programs supported by the Federal Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private collateralized funding vehicles.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At June 30, 2015, $21.7 billion of our $22.4 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of June 30, 2015, we had $17.9 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Bank funding
Secured	$3,015	$3,250	$235	$250	$3,250	$3,500
Parent funding
Secured	18,062	15,030	1,060	3,425	19,122	18,455
Total committed facilities	$21,077	$18,280	$1,295	$3,675	$22,372	$21,955

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

15.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	June 30, 2015	December 31, 2014
Accounts payable	$321	$298
Employee compensation and benefits	228	298
Reserves for insurance losses and loss adjustment expenses	206	208
Fair value of derivative contracts in payable position (a)	181	252
Deferred revenue	123	151
Other liabilities	471	528
Total accrued expenses and other liabilities	$1,530	$1,735

(a)	For additional information on derivative instruments and hedging activities, refer to Note 20.
16.    Preferred Stock
The following table summarizes information about our Series A and Series G preferred stock.

	June 30, 2015	December 31, 2014
Series A preferred stock (a)
Carrying value ($ in millions)	$696	$1,021
Par value (per share)	0.01	0.01
Liquidation preference (per share)	25	25
Number of shares authorized	40,870,560	40,870,560
Number of shares issued and outstanding	27,870,560	40,870,560
Dividend/coupon
Prior to May 15, 2016	8.5%	8.5%
On and after May 15, 2016	Three month LIBOR + 6.243%	Three month LIBOR + 6.243%
Series G preferred stock
Carrying value ($ in millions)	$117	$234
Par value (per share)	0.01	0.01
Liquidation preference (per share)	1,000	1,000
Number of shares authorized	2,576,601	2,576,601
Number of shares issued and outstanding	1,288,301	2,576,601
Dividend/coupon	7%	7%
(a) Nonredeemable prior to May 15, 2016.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Series A Preferred Stock
On April 23, 2015, we announced a tender offer to purchase up to 13,000,000 shares of our outstanding Series A preferred stock for $26.65 per Series A share, which included an amount to cover accrued and unpaid dividends through the settlement date. The tender offer expired on May 20, 2015. On May 22, 2015, we repurchased 13,000,000 Series A Preferred Shares with an aggregate liquidation preference of $325 million for $347 million cash. Upon repurchase of the tendered Series A Preferred shares on May 22, 2015, we derecognized the carrying value of $325 million and recognized the excess consideration paid of $22 million as an additional return to preferred shareholders. The remaining 27,870,560 Series A Preferred Shares following the repurchase were not impacted as a result of this transaction.
Series G Preferred Stock
On March 11, 2015, we issued a Notice of Partial Redemption to the holders of the outstanding Series G Preferred Stock to redeem, on a pro-rata basis, 1,288,300 shares at a redemption price of $1,000 per share plus $10.50 per share of accrued and unpaid dividends through the redemption date. On April 10, 2015, we redeemed 1,288,300 shares of our outstanding Series G Preferred Stock, with an aggregate liquidation preference of approximately $1,288 million for approximately $1,302 million cash, which included $14 million in accrued and unpaid dividends. Upon redemption of the Series G Preferred shares, we derecognized the carrying value of $117 million and recognized the excess consideration paid of $1,171 million as an additional return to preferred shareholders. The remaining 1,288,301 Series G Preferred Shares following the redemption were not impacted as a result of this transaction.
17.    Accumulated Other Comprehensive (Loss) Income
The following table presents changes, net of tax, in each component of accumulated other comprehensive (loss) income.

($ in millions)	Unrealized losses on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges	Defined benefit pension plans	Accumulated other comprehensive loss
Balance at December 31, 2013	$(269)	$65	$5	$(77)	$(276)
2014 net change	202	(25)	—	4	181
Balance at June 30, 2014	$(67)	$40	$5	$(73)	$(95)
Balance at December 31, 2014	$(21)	$36	$7	$(88)	$(66)
2015 net change	(97)	(20)	—	—	(117)
Balance at June 30, 2015	$(118)	$16	$7	$(88)	$(183)

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 20.
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive (loss) income.

Three months ended June 30, 2015 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized losses arising during the period	$(191)		$71		$(120)
Less: Net realized gains reclassified to income from continuing operations	45	(a)	(16)	(b)	29
Net change	(236)		87		(149)
Translation adjustments
Net unrealized gains arising during the period	4		(1)		3
Less: Net realized gains reclassified to income from discontinued operations, net of tax	1		—		1
Net change	3		(1)		2
Net investment hedges
Net unrealized losses arising during the period	(2)		1		(1)
Other comprehensive loss	$(235)		$87		$(148)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended June 30, 2014 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized gains arising during the period	$185		$(43)		$142
Less: Net realized gains reclassified to income from continuing operations	41	(a)	(1)	(b)	40
Net change	144		(42)		102
Translation adjustments
Net unrealized gains arising during the period	12		(3)		9
Less: Net realized gains reclassified to income from discontinued operations, net of tax	23		(3)		20
Net change	(11)		—		(11)
Net investment hedges
Net unrealized losses arising during the period	(9)		3		(6)
Defined benefit pension plans
Less: Net losses reclassified to income from continuing operations	(7)	(c)	3	(b)	(4)
Other comprehensive income	$131		$(42)		$89

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes losses reclassified to compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income.

Six months ended June 30, 2015 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized losses arising during the period	$(53)		$20		$(33)
Less: Net realized gains reclassified to income from continuing operations	100	(a)	(36)	(b)	64
Net change	(153)		56		(97)
Translation adjustments
Net unrealized losses arising during the period	(16)		6		(10)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	43		(20)		23
Net change	(59)		26		(33)
Net investment hedges
Net unrealized gains arising during the period	16		(6)		10
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(4)		1		(3)
Net change	20		(7)		13
Other comprehensive loss	$(192)		$75		$(117)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2014 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized gains arising during the period	$373		$(94)		$279
Less: Net realized gains reclassified to income from continuing operations	84	(a)	(7)	(b)	77
Net change	289		(87)		202
Translation adjustments
Net unrealized losses arising during the period	(10)		4		(6)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	23		(3)		20
Net change	(33)		7		(26)
Net investment hedges
Net unrealized gains arising during the period	2		(1)		1
Defined benefit pension plans
Less: Net losses reclassified to income from continuing operations	(7)	(c)	3	(b)	(4)
Other comprehensive income	$265		$(84)		$181

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes losses reclassified to compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income.
18.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except share data) (a)	2015	2014	2015	2014
Net income from continuing operations	$169	$283	$348	$481
Preferred stock dividends (b)	(1,251)	(65)	(1,318)	(133)
Net (loss) income from continuing operations attributable to common shareholders	(1,082)	218	(970)	348
Income from discontinued operations, net of tax	13	40	410	69
Net (loss) income attributable to common shareholders	$(1,069)	$258	$(560)	$417
Basic weighted-average common shares outstanding (c)	482,847,164	481,350,249	482,550,842	480,563,267
Diluted weighted-average common shares outstanding (c) (d)	482,847,164	482,342,629	482,550,842	481,055,084
Basic earnings per common share
Net (loss) income from continuing operations	$(2.24)	$0.45	$(2.01)	$0.73
Income from discontinued operations, net of tax	0.03	0.09	0.85	0.14
Net (loss) income	$(2.22)	$0.54	$(1.16)	$0.87
Diluted earnings per common share
Net (loss) income from continuing operations	$(2.24)	$0.45	$(2.01)	$0.73
Income from discontinued operations, net of tax	0.03	0.09	0.85	0.14
Net (loss) income	$(2.22)	$0.54	$(1.16)	$0.87

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)
Preferred stock dividends for the three months and six months ended June 30, 2015, include $1,193 million recognized in connection with the partial redemption of the Series G Preferred Stock and the repurchase of the Series A Preferred Stock. These dividends represent an additional return to preferred shareholders calculated as the excess consideration paid over the carrying amount derecognized. Refer to Note 16 for additional preferred stock information.

(c)	Includes shares related to share-based compensation that have vested but have not been issued for the three months and six months ended June 30, 2015 and 2014, respectively.

(d)
Due to antidilutive effect of the net loss from continuing operations attributable to common shareholders for the three months and six months ended June 30, 2015, basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

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
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Condensed Consolidated Financial Statements or the results of operations and financial condition of Ally and Ally Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our capital, assets and certain off-balance sheet items. These measures and related classifications, which are used in the calculation of our risk-based and leverage capital ratios, are also subject to qualitative judgments by the regulators about the components of capital, the risk-weightings of our assets and other exposures, and other factors. The U.S. banking regulators also use these ratios and guidelines as part of the capital planning and stress testing processes. In addition, in order for Ally to maintain its status as a FHC, Ally and its bank subsidiary, Ally Bank, must remain “well-capitalized” and “well-managed,” as defined under applicable law. Effective January 1, 2015, the “well-capitalized” standard for insured depository institutions, such as Ally Bank, was revised to reflect the new and higher capital requirements under U.S. Basel III.
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
In addition to introducing new capital ratios, U.S. Basel III revises the eligibility criteria for regulatory capital instruments and provides for the phase-out of existing capital instruments that do not satisfy the new criteria. Subject to certain exceptions (e.g., for certain debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other “hybrid” securities will be phased out from a banking organization’s Tier 1 capital by January 1, 2016. Also, subject to a phase-in schedule, certain new items will be deducted from Common Equity Tier 1 capital, and certain other deductions from regulatory capital will be modified. Among other things, U.S. Basel III requires significant investments in the common shares of unconsolidated financial institutions, mortgage servicing rights, and certain deferred tax assets that exceed specified individual and aggregate thresholds to be deducted from Common Equity Tier 1 capital. U.S. Basel III also revises the standardized approach for calculating risk-weighted assets by, among other things, modifying certain risk weights and introducing new methods for calculating risk-weighted assets for certain types of assets and exposures.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	Under Basel III		Under Basel I
	June 30, 2015 (a)		December 31, 2014 (b)		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 (to risk-weighted assets) (c)
Ally Financial Inc.	$13,181	9.83%	$12,588	9.64%	4.50%		(d)
Ally Bank	16,055	17.32	16,022	16.89	4.50		6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,734	11.74%	$16,389	12.55%	6.00%		6.00%
Ally Bank	16,055	17.32	16,022	16.89	6.00		8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$16,926	12.63%	$17,294	13.24%	8.00%		10.00%
Ally Bank	16,448	17.74	16,468	17.36	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (e)
Ally Financial Inc.	$15,734	10.35%	$16,389	10.94%	4.00%		(d)
Ally Bank	16,055	15.42	16,022	15.44	15.00	(f)	5.00%

(a)	U.S. Basel III became effective for us on January 1, 2015, subject to transitional provisions primarily related to deductions and adjustments impacting Common Equity Tier 1 capital and Tier 1 capital.

(b)	Capital ratios as of December 31, 2014 are presented under the U.S. Basel I capital framework.

(c)	Previously referred to as Tier 1 Common Equity under the U.S. Basel I capital framework.

(d)	Currently, there is no ratio component for determining whether a BHC is "well-capitalized."

(e)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(f)	Ally Bank, in accordance with the CLMA, is required to maintain a Tier 1 leverage ratio of at least 15%.
At June 30, 2015, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
Capital Planning and Stress Tests
As a BHC with $50 billion or more of consolidated assets, Ally is required to conduct periodic company-run stress tests, is subject to an annual supervisory stress test conducted by the Board of Governors of the Federal Reserve System (FRB), and must submit an annual capital plan to the FRB. In addition, as an insured state nonmember bank with $50 billion or more in total consolidated assets, Ally Bank is required to conduct annual company-run stress tests.
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
On January 5, 2015, Ally submitted the results of its semi-annual stress test and its proposed capital actions to the FRB, and Ally Bank submitted the results of its annual company-run stress test to the FDIC. On March 6, 2015, Ally and Ally Bank publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On March 11, 2015, Ally received a non-objection to its capital plan from the FRB, including the proposed capital actions contained in our submission. As a result, we redeemed $1.3 billion in Series G preferred securities in April 2015, and repurchased $325 million in Series A preferred securities in May 2015 pursuant to a tender offer. In addition, on July 6, 2015, Ally submitted to the FRB the results of our company-run mid-year stress test conducted under multiple macroeconomic scenarios. We disclosed the results of this stress test under the most severe scenario on July 15, 2015 in accordance with regulatory requirements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

20.    Derivative Instruments and Hedging Activities
We enter into interest rate, foreign-currency, and equity swaps, futures, forwards, options, and swaptions in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including automotive loan assets and debt. We use foreign exchange contracts to mitigate foreign-currency risk associated with foreign-currency-denominated debt, foreign exchange transactions, and our net investment in foreign subsidiaries. In addition, we also enter into equity option contracts to manage our exposure to the equity markets. Our primary objective for utilizing derivative financial instruments is to manage interest rate risk associated with our fixed- and variable-rate assets and liabilities, foreign exchange risks related to our foreign-currency denominated assets and liabilities, and market risks related to our investment portfolio and certain of our executive share-based compensation plans.
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
We enter into foreign-currency forwards with external counterparties as net investment hedges of foreign exchange exposure on our investments in foreign subsidiaries. Our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our accumulated other comprehensive (loss) income.
Our remaining foreign subsidiaries in wind-down maintain both assets and liabilities in local currencies. These local currencies are generally the subsidiaries' functional currencies for accounting purposes. Foreign-currency exchange-rate gains and losses arise when the assets or liabilities of our subsidiaries are denominated in currencies that differ from its functional currency.
We utilize a cross-currency swap to economically hedge foreign exchange exposure on foreign-currency-denominated debt by converting the funding currency to our functional currency. This swap was entered into concurrent with the debt issuance with the terms of the derivative matching the terms of the underlying debt. This swap matured during the second quarter of 2015.
We also enter into foreign currency forwards to economically hedge our foreign denominated debt, our centralized lending program, and foreign-denominated third party loans. The hedge of foreign denominated debt was entered into concurrent with the debt issuance with the terms of the derivative matching the terms of the underlying debt. The centralized lending program manages liquidity for our subsidiary businesses, but as of June 30, 2015, this activity is immaterial. Foreign-currency-denominated loan agreements are executed with our foreign subsidiaries in their local currencies. We evaluate our foreign-currency exposure resulting from intercompany lending and manage our currency risk exposure by entering into foreign-currency derivatives with external counterparties. Our remaining foreign-currency derivatives, such as hedges of foreign-denominated third party loans, are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
Market Risk
We enter into equity options to economically hedge our exposure to the equity markets. We purchase options to assume a long position on certain equities and write options to assume a short position.
We have also entered into prepaid equity forward contracts to economically hedge the price risk associated with certain of our executive share-based compensation plans. The prepaid equity forward contracts are hybrid instruments containing an embedded forward contract, which is considered a derivative instrument. The embedded derivative instrument is bifurcated from the host contract and is recorded at fair value with changes in fair value recorded in compensation and benefits expense. The balance of the prepaid component of these equity forward contracts was $54 million as of June 30, 2015, and was recorded within other assets on the Condensed Consolidated Balance Sheet.

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
We placed cash collateral totaling $81 million and securities collateral totaling $108 million at June 30, 2015, and $221 million and $15 million at December 31, 2014, respectively, in accounts maintained by counterparties. This amount primarily relates to collateral posted to support our derivative positions. This amount also excludes cash and securities pledged as collateral under repurchase agreements. Refer to Note 13 for details on the repurchase agreements. The receivables for cash collateral placed are included in our Condensed Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $37 million at June 30, 2015 to support these derivative positions. We received cash collateral from counterparties totaling $71 million at December 31, 2014. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met. At June 30, 2015, and December 31, 2014, we received noncash collateral of $12 million and $15 million, respectively. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	June 30, 2015			December 31, 2014
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives qualifying for hedge accounting
Interest rate contracts
Swaps (c) (d)	$81	$24	$16,756	$118	$7	$18,554
Foreign exchange contracts
Forwards	6	—	212	—	—	210
Total derivatives qualifying for hedge accounting	87	24	16,968	118	7	18,764
Economic hedges
Interest rate contracts
Swaps	37	55	8,668	40	65	11,979
Futures and forwards	3	9	18,288	4	2	18,886
Written options	—	86	17,817	—	94	14,823
Purchased options	86	—	17,968	94	—	15,159
Total interest rate risk	126	150	62,741	138	161	60,847
Foreign exchange contracts
Swaps	—	—	—	—	74	1,210
Futures and forwards	1	—	150	5	4	304
Total foreign exchange risk	1	—	150	5	78	1,514
Equity contracts
Forwards	—	5	54	—	3	74
Written options	—	2	1	—	3	1
Purchased options	—	—	—	2	—	—
Total equity risk	—	7	55	2	6	75
Total economic hedges	127	157	62,946	145	245	62,436
Total derivatives	$214	$181	$79,914	$263	$252	$81,200

(a)
Derivative contracts in a receivable position are classified as other assets on the Condensed Consolidated Balance Sheet, and includes accrued interest of $41 million and $50 million at June 30, 2015, and December 31, 2014, respectively.

(b)
Derivative contracts in a liability position are classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet, and includes accrued interest of $15 million and $17 million at June 30, 2015, and December 31, 2014, respectively.

(c)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate debt obligations with $75 million and $97 million in a receivable position, $19 million and $1 million in a payable position, and of a $5.3 billion and $4.7 billion notional amount at June 30, 2015, and December 31, 2014, respectively. Of the hedge notional amount at June 30, 2015, $2.2 billion is associated with debt maturing in five or more years.

(d)
Other fair value hedges include pay-fixed swaps on portfolios of held-for-investment automotive loan assets with $6 million and $21 million in a receivable position, $5 million and $6 million in a payable position, and of a $11.4 billion and $13.9 billion notional amount at June 30, 2015, and December 31, 2014, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Derivatives qualifying for hedge accounting
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Interest and fees on finance receivables and loans (a)	$7	$(8)	$(16)	$(6)
Interest on long-term debt (b)	(97)	107	(11)	141
Gain (loss) recognized in earnings on hedged items (c)
Interest rate contracts
Interest and fees on finance receivables and loans	2	18	35	29
Interest on long-term debt	94	(107)	7	(139)
Total derivatives qualifying for hedge accounting	6	10	15	25
Economic derivatives
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Gain on mortgage and automotive loans, net	2	—	—	—
Other income, net of losses	3	(11)	(9)	(19)
Total interest rate contracts	5	(11)	(9)	(19)
Foreign exchange contracts (d)
Interest on long-term debt	5	(4)	(138)	(9)
Other income, net of losses	(3)	—	8	—
Total foreign exchange contracts	2	(4)	(130)	(9)
Equity contracts
Compensation and benefits expense	3	—	(3)	—
Total equity contracts	3	—	(3)	—
Gain (loss) recognized in earnings on derivatives	$16	$(5)	$(127)	$(3)

(a)
Amounts exclude losses related to interest for qualifying accounting hedges of retail automotive loans held-for-investment, which are primarily offset by the fixed coupon payments of the loans. The losses were $15 million and $14 million for the three months ended June 30, 2015 and 2014, respectively, and $32 million and $27 million for the six months ended June 30, 2015 and 2014, respectively.

(b)
Amounts exclude gains related to interest for qualifying accounting hedges of debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $24 million and $27 million for the three months ended June 30, 2015 and 2014, respectively, and $47 million and $62 million for the six months ended June 30, 2015 and 2014, respectively.

(c)
Amounts exclude gains related to amortization of deferred basis adjustments on the de-designated hedged item of $16 million and $37 million for the three months ended June 30, 2015 and 2014, respectively, and $44 million and $82 million for the six months ended June 30, 2015 and 2014, respectively.

(d)
Amounts exclude losses and gains related to the revaluation of the related foreign-denominated debt or receivable. Losses of $1 million and gains of $6 million were recognized for the three months ended June 30, 2015 and 2014, respectively. Gains of $133 million and $10 million were recognized for the six months ended June 30, 2015 and 2014, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes derivative instruments used in net investment hedge accounting relationships.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Foreign exchange contracts
Loss reclassified from accumulated other comprehensive loss to income from discontinued operations, net	$—	$—	$(4)	$—
Total loss from discontinued operations, net	$—	$—	$(4)	$—
(Loss) gain recognized in other comprehensive income (a)	$(2)	$(9)	$20	$2

(a)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive income related to the revaluation of the related net investment in foreign operations, including the tax impacts of the hedge and related net investment, as disclosed separately in Note 17. There were gains of $3 million and losses of $8 million for the three months ended June 30, 2015 and 2014, respectively. There were losses of $40 million and $27 million for the six months ended June 30, 2015 and 2014, respectively.

21.    Income Taxes
We recognized total income tax expense from continuing operations of $94 million and $197 million for the three months and six months ended June 30, 2015, compared to income tax expense of $64 million and $158 million for the same periods in 2014. The increase in income tax expense for the three months and six months ended June 30, 2015, compared to the same periods in 2014, was primarily driven by a non-recurring tax benefit in the second quarter of 2014 related to the reduction in the liability for unrecognized tax benefits as a result of the completion of the U.S. federal audit related to our 2009 through 2011 tax years.
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
It is reasonably possible the unrecognized tax benefits disclosed in our 2014 Annual Report will decrease by up to $180 million over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction as anticipated.
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no transfers between any levels during the six months ended June 30, 2015.

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
Historically, we had a cross-currency swap and interest rate caps accounted for as derivative instruments that were classified as Level 3. However, at June 30, 2015, and December 31, 2014, we did not have any positions classified as Level 3.
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

	Recurring fair value measurements
June 30, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,483	$692	$—	$2,175
U.S. State and political subdivisions	—	569	—	569
Foreign government	12	188	—	200
Mortgage-backed residential	—	11,640	—	11,640
Mortgage-backed commercial	—	457	—	457
Asset-backed	—	2,055	—	2,055
Corporate debt securities	—	1,058	—	1,058
Total debt securities	1,495	16,659	—	18,154
Equity securities (a)	988	—	—	988
Total available-for-sale securities	2,483	16,659	—	19,142
Mortgage loans held-for-sale, net (b)	—	—	4	4
Other assets
Interests retained in financial asset sales	—	—	32	32
Derivative contracts in a receivable position (c)
Interest rate	3	204	—	207
Foreign currency	—	7	—	7
Total derivative contracts in a receivable position	3	211	—	214
Total assets	$2,486	$16,870	$36	$19,392
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$(9)	$(165)	$—	$(174)
Other	(2)	(5)	—	(7)
Total derivative contracts in a payable position (c)	(11)	(170)	—	(181)
Total liabilities	$(11)	$(170)	$—	$(181)

(a)	Our investment in any one industry did not exceed 16%.

(b)	Carried at fair value due to fair value option elections.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 20.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total
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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains								Fair value at June 30, 2015	Net unrealized gains included in earnings still held at June 30, 2015
($ in millions)	Fair value at April 1, 2015	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements	Transfers out of Level 3
Assets
Mortgage loans held-for-sale, net	$3	$1	(a)	$—	$—	$—	$—	$—	$—	$4	$1
Other assets
Interests retained in financial asset sales	42	4	(a)	—	—	—	—	(14)	—	32	—
Total assets	$45	$5		$—	$—	$—	$—	$(14)	$—	$36	$1

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
	Fair value at April 1, 2014	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Transfers out of Level 3	Fair value at June 30, 2014	Net unrealized gains included in earnings still held at June 30, 2014
($ in millions)		included in earnings		included in OCI
Assets
Other assets
Interests retained in financial asset sales	$84	$4	(a)	$—	$—	$—	$—	$(14)	$—	$74	$—
Total assets	$84	$4		$—	$—	$—	$—	$(14)	$—	$74	$—
(a)    Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
	Fair Value at Jan. 1, 2015	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Transfers out of Level 3	Fair value at June 30, 2015	Net unrealized gains included in earnings still held at June 30, 2015
($ in millions)		included in earnings		included in OCI
Assets
Mortgage loans held-for-sale, net	$3	$1	(a)	$—	$—	$—	$—	$—	$—	$4	$1
Other assets
Interests retained in financial asset sales	47	7	(a)	—	—	—	1	(23)	—	32	—
Total assets	$50	$8		$—	$—	$—	$1	$(23)	$—	$36	$1

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
	Fair Value at Jan. 1, 2014	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Transfers out of level 3	Fair value at June 30, 2014	Net unrealized gains included in earnings still held at June 30, 2014
($ in millions)		included in earnings		included in OCI
Assets
Other assets
Interests retained in financial asset sales	$100	$5	(a)	$—	$—	$—	$—	$(31)	$—	$74	$—
Derivative contracts, net	(1)	—		—	—	—	—	(2)	3	—	—
Total assets	$99	$5		$—	$—	$—	$—	$(33)	$3	$74	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
Nonrecurring Fair Value
We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower-of-cost or fair value accounting or certain impairment measures. These items would constitute nonrecurring fair value measures.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain included in earnings for the three months ended		Total gain included in earnings for the six months ended
June 30, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net
Automotive	$—	$—	$1,356	$1,356	$(12)	n/m	(a)	n/m	(a)
Mortgage	—	—	10	10	(1)	n/m	(a)	n/m	(a)
Other	—	—	36	36	—	n/m	(a)	n/m	(a)
Total loans held-for-sale, net	—	—	1,402	1,402	(13)	n/m	(a)	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	24	24	(8)	n/m	(a)	n/m	(a)
Other	—	—	34	34	(11)	n/m	(a)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	58	58	(19)	n/m	(a)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	10	10	(3)	n/m	(a)	n/m	(a)
Other	—	—	2	2	—	n/m	(a)	n/m	(a)
Total assets	$—	$—	$1,472	$1,472	$(35)	n/m		n/m
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

June 30, 2015 ($ in millions)	Level 3 nonrecurring measurements	Valuation technique	Unobservable input	Weighted average/range
Assets
Automotive loans held-for-sale, net	$1,356	Discounted cash flow	Prepayment rate	1.30%
			Gross loss	0-4.50%
			Credit spread	0-6.70%
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at June 30, 2015 and December 31, 2014.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
June 30, 2015
Financial assets
Loans held-for-sale, net	$1,438	$—	$—	$1,446	$1,446
Finance receivables and loans, net	104,199	—	—	105,110	105,110
Nonmarketable equity investments	359	—	333	41	374
Financial liabilities
Deposit liabilities	$61,947	$—	$—	$62,449	$62,449
Short-term borrowings	10,013	—	—	10,013	10,013
Long-term debt	65,852	—	21,778	46,247	68,025
December 31, 2014
Financial assets
Loans held-for-sale, net	$2,003	$—	$485	$1,554	$2,039
Finance receivables and loans, net	98,971	—	—	99,430	99,430
Nonmarketable equity investments	271	—	246	33	279
Financial liabilities
Deposit liabilities	$58,222	$—	$—	$58,777	$58,777
Short-term borrowings	7,062	—	—	7,063	7,063
Long-term debt	66,558	—	25,224	44,084	69,308
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

•
Short-term borrowings and Long-term debt — Level 2 debt was valued using quoted market prices for similar instruments, when available, or other means for substantiation with observable inputs. Debt valued by discounting projected cash flows using internally derived inputs, such as prepayment speeds and discount rates, was classified as Level 3.

23.    Offsetting Assets and Liabilities
Our derivative contracts and repurchase/reverse repurchase transactions are supported by qualifying master netting and master repurchase agreements. These agreements are legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the agreement to the non-defaulting entity upon an event of default of the counterparty, including bankruptcy, insolvency, or similar proceeding, and (2) provide the non-defaulting entity the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to liquidate or set off collateral promptly upon an event of default of the counterparty.
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
In certain instances as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis. At June 30, 2015, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Condensed Consolidated Balance Sheet
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
June 30, 2015 ($ in millions)				Financial Instruments	Collateral (a) (b) (c)	Net Amount
Assets
Derivative assets in net asset positions	$190	$—	$190	$(76)	$(29)	$85
Derivative assets in net liability positions	24	—	24	(24)	—	—
Total assets (d)	$214	$—	$214	$(100)	$(29)	$85
Liabilities
Derivative liabilities in net liability positions	$(100)	$—	$(100)	$24	$14	$(62)
Derivative liabilities in net asset positions	(76)	—	(76)	76	—	—
Derivative liabilities with no offsetting arrangements	(5)	—	(5)	—	—	(5)
Total derivative liabilities (d)	(181)	—	(181)	100	14	(67)
Securities sold under agreements to repurchase (e)	(2,004)	—	(2,004)	—	2,004	—
Total liabilities	$(2,185)	$—	$(2,185)	$100	$2,018	$(67)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and non-cash collateral received. $12 million of non-cash derivative collateral pledged to us was excluded at June 30, 2015. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met.

(c)
Certain agreements grant us the right to sell or pledge the non-cash assets we receive as collateral. Non-cash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $12 million at June 30, 2015. We have not sold or pledged any of the non-cash collateral received under these agreements as of June 30, 2015.

(d)	For additional information on derivative instruments and hedging activities, refer to Note 20.

(e)	For additional information on securities sold under agreements to repurchase, refer to Note 13.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Condensed Consolidated Balance Sheet
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
December 31, 2014 ($ in millions)				Financial Instruments	Collateral (a)	Net Amount
Assets
Derivative assets in net asset positions	$216	$—	$216	$(60)	$(68)	$88
Derivative assets in net liability positions	47	—	47	(47)	—	—
Total assets (b)	$263	$—	$263	$(107)	$(68)	$88
Liabilities
Derivative liabilities in net liability positions	$(188)	$—	$(188)	$47	$54	$(87)
Derivative liabilities in net asset positions	(60)	—	(60)	60	—	—
Derivative liabilities with no offsetting arrangements	(4)	—	(4)	—	—	(4)
Total derivative liabilities (b)	(252)	—	(252)	107	54	(91)
Securities sold under agreements to repurchase (c)	(774)	—	(774)	—	774	—
Total liabilities	$(1,026)	$—	$(1,026)	$107	$828	$(91)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 20.

(c)	For additional information on securities sold under agreements to repurchase, refer to Note 13.
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
Financial information for our reportable operating segments is summarized as follows.

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage operations	Corporate and Other (a)	Consolidated (b)
2015
Net financing revenue	$850	$14	$15	$37	$916
Other revenue (loss)	55	268	6	(118)	211
Total net revenue (loss)	905	282	21	(81)	1,127
Provision for loan losses	132	—	3	5	140
Total noninterest expense	372	267	10	75	724
Income (loss) from continuing operations before income tax expense	$401	$15	$8	$(161)	$263
Total assets	$113,607	$7,260	$9,249	$26,356	$156,472
2014
Net financing revenue (loss)	$884	$16	$12	$(46)	$866
Other revenue	62	290	9	4	365
Total net revenue (loss)	946	306	21	(42)	1,231
Provision for loan losses	99	—	(25)	(11)	63
Total noninterest expense	386	329	19	87	821
Income (loss) from continuing operations before income tax expense	$461	$(23)	$27	$(118)	$347
Total assets	$111,334	$7,232	$7,640	$23,731	$149,937

(a)	Total assets for Corporate Finance were $2.1 billion and $1.7 billion at June 30, 2015 and 2014, respectively.

(b)	Net financing revenue after the provision for loan losses totaled $776 million and $803 million for the three months ended June 30, 2015 and 2014, respectively.

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage operations	Corporate and Other (a)	Consolidated (b)
2015
Net financing revenue	$1,659	$26	$30	$51	$1,766
Other revenue (loss)	107	536	74	(263)	454
Total net revenue (loss)	1,766	562	104	(212)	2,220
Provision for loan losses	259	—	(2)	(1)	256
Total noninterest expense	775	469	29	146	1,419
Income (loss) from continuing operations before income tax expense	$732	$93	$77	$(357)	$545
Total assets	$113,607	$7,260	$9,249	$26,356	$156,472
2014
Net financing revenue (loss)	$1,704	$31	$26	$(74)	$1,687
Other revenue (loss)	126	562	13	(15)	686
Total net revenue (loss)	1,830	593	39	(89)	2,373
Provision for loan losses	258	—	(48)	(10)	200
Total noninterest expense	772	542	43	177	1,534
Income (loss) from continuing operations before income tax expense	$800	$51	$44	$(256)	$639
Total assets	$111,334	$7,232	$7,640	$23,731	$149,937

(a)	Total assets for Corporate Finance were $2.1 billion and $1.7 billion at June 30, 2015 and 2014, respectively.

(b)	Net financing revenue after the provision for loan losses totaled $1.5 billion for each of the six months ended June 30, 2015 and 2014, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Information concerning principal geographic areas was as follows.

Three months ended June 30, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (b)	Net income (loss) (b)(c)
2015
Canada	$28	$13	$13
Europe	—	—	17
Latin America	—	—	—
Asia-Pacific	—	—	—
Total foreign (d)	28	13	30
Total domestic (e)	1,099	250	152
Total	$1,127	$263	$182
2014
Canada	$33	$16	$36
Europe	—	(1)	1
Latin America	—	—	(7)
Asia-Pacific	—	—	33
Total foreign	33	15	63
Total domestic (e)	1,198	332	260
Total	$1,231	$347	$323

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Financial Statements.

(b)	Domestic amounts include original discount amortization of $15 million and $50 million for the three months ended June 30, 2015 and 2014, respectively.

(c)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(d)	Our foreign operations as of June 30, 2015 consist of our ongoing Insurance operations in Canada and our remaining international entities in wind-down.

(e)	Amounts include eliminations between our domestic and foreign operations.

Six months ended June 30, ($ in millions)	Revenue (a)	Income from continuing operations before income tax expense (b)	Net income (loss) (b)(c)
2015
Canada	$52	$24	$21
Europe	1	4	28
Latin America	—	—	—
Asia-Pacific	—	—	452
Total foreign (d)	53	28	501
Total domestic (e)	2,167	517	257
Total	$2,220	$545	$758
2014
Canada	$64	$29	$46
Europe	2	1	4
Latin America	—	—	(8)
Asia-Pacific	—	—	66
Total foreign	66	30	108
Total domestic (e)	2,307	609	442
Total	$2,373	$639	$550

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Financial Statements.

(b)	Domestic amounts include original discount amortization of $29 million and $98 million for the six months ended June 30, 2015 and 2014, respectively.

(c)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(d)	Our foreign operations as of June 30, 2015 consist of our ongoing Insurance operations in Canada and our remaining international entities in wind-down.

(e)	Amounts include eliminations between our domestic and foreign operations.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

25.    Parent and Guarantor Condensed Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of June 30, 2015, the Guarantors include Ally US LLC and IB Finance, each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statements of Comprehensive Income

Three months ended June 30, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(16)	$—	$1,134	$—	$1,118
Interest and fees on finance receivables and loans — intercompany	2	—	5	(7)	—
Interest on loans held-for-sale	—	—	14	—	14
Interest and dividends on available-for-sale investment securities	—	—	93	—	93
Interest-bearing cash and cash equivalents	1	—	1	—	2
Interest-bearing cash — intercompany	—	—	2	(2)	—
Operating leases	—	—	860	—	860
Total financing revenue and other interest income	(13)	—	2,109	(9)	2,087
Interest expense
Interest on deposits	2	—	175	—	177
Interest on short-term borrowings	10	—	2	—	12
Interest on long-term debt	292	—	127	—	419
Interest on intercompany debt	6	—	3	(9)	—
Total interest expense	310	—	307	(9)	608
Depreciation expense on operating lease assets	—	—	563	—	563
Net financing (loss) revenue	(323)	—	1,239	—	916
Dividends from subsidiaries
Bank subsidiary	400	400	—	(800)	—
Nonbank subsidiaries	248	—	—	(248)	—
Other revenue
Servicing fees	278	—	207	(475)	10
Insurance premiums and service revenue earned	—	—	237	—	237
Gain on mortgage and automotive loans, net	—	—	1	—	1
Loss on extinguishment of debt	(156)	—	—	—	(156)
Other gain on investments, net	—	—	45	—	45
Other income, net of losses	49	—	127	(102)	74
Total other revenue	171	—	617	(577)	211
Total net revenue	496	400	1,856	(1,625)	1,127
Provision for loan losses	(36)	—	176	—	140
Noninterest expense
Compensation and benefits expense	139	—	197	(100)	236
Insurance losses and loss adjustment expenses	—	—	122	—	122
Other operating expenses	310	—	533	(477)	366
Total noninterest expense	449	—	852	(577)	724
Income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	83	400	828	(1,048)	263
Income tax (benefit) expense from continuing operations	(87)	—	181	—	94
Net income from continuing operations	170	400	647	(1,048)	169
(Loss) income from discontinued operations, net of tax	(15)	—	28	—	13
Undistributed (loss) income of subsidiaries
Bank subsidiary	(132)	(132)	—	264	—
Nonbank subsidiaries	159	—	—	(159)	—
Net income	182	268	675	(943)	182
Other comprehensive (loss) income, net of tax	(148)	(67)	(166)	233	(148)
Comprehensive income	$34	$201	$509	$(710)	$34

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended June 30, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(9)	$—	$1,133	$—	$1,124
Interest and fees on finance receivables and loans — intercompany	5	—	22	(27)	—
Interest on loans held-for-sale	—	—	1	—	1
Interest and dividends on available-for-sale investment securities	—	—	93	—	93
Interest-bearing cash and cash equivalents	1	—	—	—	1
Interest-bearing cash - intercompany	—	—	2	(2)	—
Operating leases	177	—	707	—	884
Total financing revenue and other interest income	174	—	1,958	(29)	2,103
Interest expense
Interest on deposits	4	—	162	—	166
Interest on short-term borrowings	11	—	2	—	13
Interest on long-term debt	405	—	144	—	549
Interest on intercompany debt	24	—	5	(29)	—
Total interest expense	444	—	313	(29)	728
Depreciation expense on operating lease assets	103	—	406	—	509
Net financing (loss) revenue	(373)	—	1,239	—	866
Dividends from subsidiaries
Bank subsidiaries	1,500	1,500	—	(3,000)	—
Nonbank subsidiaries	200	—	—	(200)	—
Other revenue
Servicing fees	7	—	—	—	7
Insurance premiums and service revenue earned	—	—	249	—	249
Gain on mortgage and automotive loans, net	—	—	6	—	6
Loss on extinguishment of debt	(7)	—	—	—	(7)
Other gain on investments, net	—	—	41	—	41
Other income, net of losses	199	—	298	(428)	69
Total other revenue	199	—	594	(428)	365
Total net revenue	1,526	1,500	1,833	(3,628)	1,231
Provision for loan losses	29	—	34	—	63
Noninterest expense
Compensation and benefits expense	134	—	179	(98)	215
Insurance losses and loss adjustment expenses	—	—	188	—	188
Other operating expenses	220	—	528	(330)	418
Total noninterest expense	354	—	895	(428)	821
Income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	1,143	1,500	904	(3,200)	347
Income tax (benefit) expense from continuing operations	(127)	—	191	—	64
Net income from continuing operations	1,270	1,500	713	(3,200)	283
Income from discontinued operations, net of tax	16	—	24	—	40
Undistributed (loss) income of subsidiaries
Bank subsidiary	(1,191)	(1,191)	—	2,382	—
Nonbank subsidiaries	228	(1)	—	(227)	—
Net income	323	308	737	(1,045)	323
Other comprehensive income (loss), net of tax	89	50	88	(138)	89
Comprehensive income	$412	$358	$825	$(1,183)	$412

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(12)	$—	$2,204	$—	$2,192
Interest and fees on finance receivables and loans — intercompany	12	—	21	(33)	—
Interest on loans held-for-sale	—	—	38	—	38
Interest and dividends on available-for-sale investment securities	—	—	181	—	181
Interest-bearing cash and cash equivalents	1	—	3	—	4
Interest-bearing cash — intercompany	—	—	4	(4)	—
Operating leases	—	—	1,756	—	1,756
Total financing revenue and other interest income	1	—	4,207	(37)	4,171
Interest expense
Interest on deposits	5	—	344	—	349
Interest on short-term borrowings	20	—	3	—	23
Interest on long-term debt	584	—	264	—	848
Interest on intercompany debt	25	—	12	(37)	—
Total interest expense	634	—	623	(37)	1,220
Depreciation expense on operating lease assets	—	—	1,185	—	1,185
Net financing (loss) revenue	(633)	—	2,399	—	1,766
Dividends from subsidiaries
Bank subsidiary	525	525	—	(1,050)	—
Nonbank subsidiaries	486	—	—	(486)	—
Other revenue
Servicing fees	557	—	411	(948)	20
Insurance premiums and service revenue earned	—	—	470	—	470
(Loss) gain on mortgage and automotive loans, net	(8)	—	55	—	47
Loss on extinguishment of debt	(353)	—	(1)	—	(354)
Other gain on investments, net	—	—	100	—	100
Other income, net of losses	121	—	279	(229)	171
Total other revenue	317	—	1,314	(1,177)	454
Total net revenue	695	525	3,713	(2,713)	2,220
Provision for loan losses	64	—	192	—	256
Noninterest expense
Compensation and benefits expense	293	—	422	(224)	491
Insurance losses and loss adjustment expenses	—	—	178	—	178
Other operating expenses	620	—	1,083	(953)	750
Total noninterest expense	913	—	1,683	(1,177)	1,419
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(282)	525	1,838	(1,536)	545
Income tax (benefit) expense from continuing operations	(202)	—	399	—	197
Net (loss) income from continuing operations	(80)	525	1,439	(1,536)	348
Income from discontinued operations, net of tax	372	—	38	—	410
Undistributed income of subsidiaries
Bank subsidiary	48	48	—	(96)	—
Nonbank subsidiaries	418	—	—	(418)	—
Net income	758	573	1,477	(2,050)	758
Other comprehensive (loss) income, net of tax	(117)	(25)	(119)	144	(117)
Comprehensive income	$641	$548	$1,358	$(1,906)	$641

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(18)	$—	$2,249	$—	$2,231
Interest and fees on finance receivables and loans — intercompany	16	—	43	(59)	—
Interest on loans held-for-sale	—	—	1	—	1
Interest and dividends on available-for-sale investment securities	—	—	188	—	188
Interest-bearing cash and cash equivalents	1	—	3	—	4
Interest-bearing — intercompany	—	—	3	(3)	—
Operating leases	268	—	1,486	—	1,754
Total financing revenue and other interest income	267	—	3,973	(62)	4,178
Interest expense
Interest on deposits	8	—	321	—	329
Interest on short-term borrowings	22	—	6	—	28
Interest on long-term debt	793	—	290	—	1,083
Interest on intercompany debt	46	—	16	(62)	—
Total interest expense	869	—	633	(62)	1,440
Depreciation expense on operating lease assets	168	—	883	—	1,051
Net financing (loss) revenue	(770)	—	2,457	—	1,687
Dividends from subsidiaries
Bank subsidiary	1,500	1,500	—	(3,000)	—
Nonbank subsidiaries	321	—	—	(321)	—
Other revenue
Servicing fees	16	—	—	—	16
Insurance premiums and service revenue earned	—	—	490	—	490
Gain on mortgage and automotive loans, net	—	—	6	—	6
Loss on extinguishment of debt	(46)	—	—	—	(46)
Other gain on investments, net	—	—	84	—	84
Other income, net of losses	385	—	634	(883)	136
Total other revenue	355	—	1,214	(883)	686
Total net revenue	1,406	1,500	3,671	(4,204)	2,373
Provision for loan losses	77	—	123	—	200
Noninterest expense
Compensation and benefits expense	288	—	405	(224)	469
Insurance losses and loss adjustment expenses	—	—	256	—	256
Other operating expenses	396	—	1,072	(659)	809
Total noninterest expense	684	—	1,733	(883)	1,534
Income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	645	1,500	1,815	(3,321)	639
Income tax (benefit) expense from continuing operations	(241)	—	399	—	158
Net income from continuing operations	886	1,500	1,416	(3,321)	481
Income from discontinued operations, net of tax	45	—	24	—	69
Undistributed (loss) income of subsidiaries
Bank subsidiary	(952)	(952)	—	1,904	—
Nonbank subsidiaries	571	—	—	(571)	—
Net income	550	548	1,440	(1,988)	550
Other comprehensive income (loss), net of tax	181	119	174	(293)	181
Comprehensive income	$731	$667	$1,614	$(2,281)	$731

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

June 30, 2015 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$929	$—	$810	$—	$1,739
Interest-bearing	1,251	—	2,868	—	4,119
Interest-bearing — intercompany	—	—	744	(744)	—
Total cash and cash equivalents	2,180	—	4,422	(744)	5,858
Investment securities	—	—	19,142	—	19,142
Loans held-for-sale, net	—	—	1,438	—	1,438
Finance receivables and loans, net
Finance receivables and loans, net	3,376	—	101,797	—	105,173
Intercompany loans to
Nonbank subsidiaries	1,615	—	511	(2,126)	—
Allowance for loan losses	(82)	—	(892)	—	(974)
Total finance receivables and loans, net	4,909	—	101,416	(2,126)	104,199
Investment in operating leases, net	—	—	17,950	—	17,950
Intercompany receivables from
Bank subsidiary	525	—	—	(525)	—
Nonbank subsidiaries	169	—	270	(439)	—
Investment in subsidiaries
Bank subsidiary	15,974	15,974	—	(31,948)	—
Nonbank subsidiaries	11,318	12	—	(11,330)	—
Premiums receivable and other insurance assets	—	—	1,780	(21)	1,759
Other assets	4,800	—	3,944	(2,618)	6,126
Total assets	$39,875	$15,986	$150,362	$(49,751)	$156,472
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$89	$—	$89
Interest-bearing	247	—	61,611	—	61,858
Total deposit liabilities	247	—	61,700	—	61,947
Short-term borrowings	3,459	—	6,554	—	10,013
Long-term debt	19,567	—	46,285	—	65,852
Intercompany debt to
Nonbank subsidiaries	1,255	—	1,615	(2,870)	—
Intercompany payables to
Bank subsidiary	29	—	—	(29)	—
Nonbank subsidiaries	369	—	587	(956)	—
Interest payable	250	—	168	—	418
Unearned insurance premiums and service revenue	—	—	2,417	—	2,417
Accrued expenses and other liabilities	404	82	3,662	(2,618)	1,530
Total liabilities	25,580	82	122,988	(6,473)	142,177
Total equity	14,295	15,904	27,374	(43,278)	14,295
Total liabilities and equity	$39,875	$15,986	$150,362	$(49,751)	$156,472

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2014 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$986	$—	$362	$—	$1,348
Interest-bearing	1,300	—	2,928	—	4,228
Interest-bearing — intercompany	—	—	615	(615)	—
Total cash and cash equivalents	2,286	—	3,905	(615)	5,576
Investment securities	—	—	16,137	—	16,137
Loans held-for-sale, net	3	—	2,000	—	2,003
Finance receivables and loans, net
Finance receivables and loans, net	4,225	—	95,723	—	99,948
Intercompany loans to
Bank subsidiary	625	—	—	(625)	—
Nonbank subsidiaries	3,500	—	1,770	(5,270)	—
Allowance for loan losses	(102)	—	(875)	—	(977)
Total finance receivables and loans, net	8,248	—	96,618	(5,895)	98,971
Investment in operating leases, net	—	—	19,510	—	19,510
Intercompany receivables from
Bank subsidiary	219	—	—	(219)	—
Nonbank subsidiaries	267	—	393	(660)	—
Investment in subsidiaries
Bank subsidiary	15,967	15,967	—	(31,934)	—
Nonbank subsidiaries	11,559	12	—	(11,571)	—
Premiums receivable and other insurance assets	—	—	1,717	(22)	1,695
Other assets	4,889	—	4,879	(2,466)	7,302
Assets of operations held-for-sale	634	—	—	—	634
Total assets	$44,072	$15,979	$145,159	$(53,382)	$151,828
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$64	$—	$64
Interest-bearing	319	—	57,839	—	58,158
Total deposit liabilities	319	—	57,903	—	58,222
Short-term borrowings	3,338	—	3,724	—	7,062
Long-term debt	21,199	—	45,359	—	66,558
Intercompany debt to
Nonbank subsidiaries	2,385	—	4,125	(6,510)	—
Intercompany payables to
Bank subsidiary	94	—	—	(94)	—
Nonbank subsidiaries	454	—	354	(808)	—
Interest payable	316	—	161	—	477
Unearned insurance premiums and service revenue	—	—	2,375	—	2,375
Accrued expenses and other liabilities	568	82	3,551	(2,466)	1,735
Total liabilities	28,673	82	117,552	(9,878)	136,429
Total equity	15,399	15,897	27,607	(43,504)	15,399
Total liabilities and equity	$44,072	$15,979	$145,159	$(53,382)	$151,828

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash (used in) provided by operating activities	$(64)	$525	$2,817	$(1,535)	$1,743
Investing activities
Purchases of available-for-sale securities	—	—	(8,165)	—	(8,165)
Proceeds from sales of available-for-sale securities	—	—	2,865	—	2,865
Proceeds from maturities and repayments of available-for-sale securities	—	—	2,192	—	2,192
Net decrease (increase) in finance receivables and loans	787	—	(6,258)	—	(5,471)
Proceeds from sales of finance receivables and loans	—	—	1,582	—	1,582
Net decrease in loans — intercompany	2,598	—	1,259	(3,857)	—
Net decrease in operating lease assets	—	—	361	—	361
Capital contributions to subsidiaries	(169)	(1)	1	169	—
Returns of contributed capital	602	—	—	(602)	—
Proceeds from sale of business units, net	1,049	—	—	—	1,049
Net change in restricted cash	—	—	449	—	449
Other, net	(10)	—	(44)	—	(54)
Net cash provided by (used in) investing activities	4,857	(1)	(5,758)	(4,290)	(5,192)
Financing activities
Net change in short-term borrowings — third party	121	—	2,824	—	2,945
Net (decrease) increase in deposits	(72)	—	3,796	—	3,724
Proceeds from issuance of long-term debt — third party	3,780	—	14,027	—	17,807
Repayments of long-term debt — third party	(5,837)	—	(13,147)	—	(18,984)
Net change in debt — intercompany	(1,131)	—	(2,597)	3,728	—
Repurchase and redemption of preferred stock	(442)	—	—	—	(442)
Dividends paid — third party	(1,318)	—	—	—	(1,318)
Dividends paid and returns of contributed capital — intercompany	—	(525)	(1,612)	2,137	—
Capital contributions from parent	—	1	168	(169)	—
Net cash (used in) provided by financing activities	(4,899)	(524)	3,459	5,696	3,732
Effect of exchange-rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Net (decrease) increase in cash and cash equivalents	(106)	—	517	(129)	282
Cash and cash equivalents at beginning of year	2,286	—	3,905	(615)	5,576
Cash and cash equivalents at June 30	$2,180	$—	$4,422	$(744)	$5,858

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$1,030	$1,489	$2,314	$(3,320)	$1,513
Investing activities
Purchases of available-for-sale securities	—	—	(2,411)	—	(2,411)
Proceeds from sales of available-for-sale securities	—	—	2,144	—	2,144
Proceeds from maturities and repayments of available-for-sale securities	—	—	1,136	—	1,136
Net decrease (increase) in finance receivables and loans	2,737	—	(3,473)	—	(736)
Net (increase) decrease in loans — intercompany	(547)	—	25	522	—
Net decrease (increase) in operating lease assets	17	—	(2,206)	—	(2,189)
Capital contributions to subsidiaries	(687)	—	—	687	—
Returns of contributed capital	1,126	—	—	(1,126)	—
Proceeds from sale of business unit, net	46	—	1	—	47
Net change in restricted cash	(3)	—	2,063	—	2,060
Other, net	(9)	—	48	—	39
Net cash provided by (used in) investing activities	2,680	—	(2,673)	83	90
Financing activities
Net change in short-term borrowings — third party	115	—	(2,296)	—	(2,181)
Net (decrease) increase in deposits	(42)	—	2,783	—	2,741
Proceeds from issuance of long-term debt — third party	1,305	—	13,651	—	14,956
Repayments of long-term debt — third party	(5,521)	—	(11,218)	—	(16,739)
Net change in debt — intercompany	(23)	—	548	(525)	—
Dividends paid — third party	(134)	—	—	—	(134)
Dividends paid and returns of contributed capital — intercompany	—	(1,500)	(2,947)	4,447	—
Capital contributions from parent	—	—	687	(687)	—
Net cash (used in) provided by financing activities	(4,300)	(1,500)	1,208	3,235	(1,357)
Net (decrease) increase in cash and cash equivalents	(590)	(11)	849	(2)	246
Cash and cash equivalents at beginning of year	2,930	37	2,974	(410)	5,531
Cash and cash equivalents at June 30	$2,340	$26	$3,823	$(412)	$5,777
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Regulatory Matters
Ally and its subsidiaries, including Ally Bank, are or may become involved from time to time in formal and informal reviews, investigations, examinations, proceedings, and information-gathering requests by federal and state government and self-regulatory agencies, including, among others, the U.S. Department of Justice (DOJ), SEC, Consumer Financial Protection Bureau (CFPB), the FRB, the FDIC, the Utah Department of Financial Institutions, and the Federal Trade Commission regarding their respective operations.
Mortgage Matters
We have received subpoenas from the DOJ that include a broad request for documentation and other information relating to residential mortgage-backed securities issued by our former mortgage subsidiary, Residential Capital, LLC and its subsidiaries (ResCap RMBS). In connection with these requests, the DOJ is investigating potential fraud and other potential legal claims related to ResCap RMBS, including its investigation of potential claims under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The DOJ is also investigating potential claims under the False Claims Act (FCA) related to representations made by us in connection with investments in Ally made by the United States Department of the Treasury pursuant to the Troubled Asset Relief Program in 2008 and 2009 regarding certain claims against Residential Capital, LLC or its subsidiaries at that time. We continue to engage in discussions with the DOJ with respect to legal and factual aspects of their investigations and potential claims. Further, at the request of the DOJ, we have entered into an agreement to voluntarily extend the statutes of limitations related to potential FCA claims to the end of January 2016.
We have separately received subpoenas and document requests from the SEC that include information covering a wide range of mortgage-related matters.
These matters could result in material adverse consequences including, without limitation, adverse judgments, significant settlements, fines, penalties, injunctions, or other actions.
Automotive Subprime Matters
In October 2014 we received a document request from the SEC in connection with its investigation related to subprime automotive finance and related securitization activities. Separately, in December 2014, we received a subpoena from the DOJ requesting similar information. In May 2015, we received an information request from the New York Department of Financial Services requesting similar information. We are currently cooperating with each of these agencies with respect to these matters. These matters could result in material adverse consequences including, without limitation, adverse judgments, significant settlements, fines, penalties, injunctions, or other actions.
CFPB
In December 2013, Ally Financial Inc. and Ally Bank entered into Consent Orders issued by the CFPB and the DOJ pertaining to the allegation of disparate impact in the automotive finance business. The Consent Orders require Ally to create a compliance plan addressing, at a minimum, the communication of Ally’s expectations of Equal Credit Opportunity Act compliance to dealers, maintenance of Ally’s existing limits on dealer finance income for contracts acquired by Ally, and monitoring for potential discrimination both at the dealer level and within our portfolio of contracts acquired across all dealers. Ally formed a compliance committee consisting of certain Ally and Ally Bank directors to oversee Ally’s execution of the Consent Orders’ terms. Ally is required to meet certain stipulations under the Consent Orders, including a requirement to make monetary payments when ongoing remediation targets are not attained. These matters could result in material adverse consequences including, without limitation, adverse judgments, significant settlements, fines, penalties, injunctions, or other actions.
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
27.    Subsequent Events
Declaration of Quarterly Dividend Payments
On July 22, 2015, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $17.89 per share, or a total of $23 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G; and a cash dividend of $0.53 per share, or a total of $15 million, on Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A. The dividends are payable to shareholders of record as of August 1, 2015 and are payable on August 17, 2015.
Additions to Board of Directors
On July 22, 2015, Maureen Breakiron-Evans and Michael Steib were appointed to the board of directors.

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
The following table presents selected statement of comprehensive income data.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data)	2015	2014	2015	2014
Total financing revenue and other interest income	$2,087	$2,103	$4,171	$4,178
Total interest expense	608	728	1,220	1,440
Depreciation expense on operating lease assets	563	509	1,185	1,051
Net financing revenue	916	866	1,766	1,687
Total other revenue	211	365	454	686
Total net revenue	1,127	1,231	2,220	2,373
Provision for loan losses	140	63	256	200
Total noninterest expense	724	821	1,419	1,534
Income from continuing operations before income tax expense	263	347	545	639
Income tax expense from continuing operations	94	64	197	158
Net income from continuing operations	169	283	348	481
Income from discontinued operations, net of tax	13	40	410	69
Net income	$182	$323	$758	$550
Basic and diluted earnings per common share:
Net (loss) income from continuing operations	$(2.24)	$0.45	$(2.01)	$0.73
Net (loss) income	(2.22)	0.54	(1.16)	0.87
Market price per common share:
High closing	$23.66	$25.21	$23.88	$25.21
Low closing	19.95	23.46	18.71	23.46
Period end closing	22.43	23.91	22.43	23.91

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents selected balance sheet and ratio data.

	At and for the three months ended June 30,		At and for the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Selected period-end balance sheet data:
Total assets	$156,472	$149,937	$156,472	$149,937
Long-term debt	$65,852	$67,913	$65,852	$67,913
Preferred stock	$813	$1,255	$813	$1,255
Total equity	$14,295	$14,878	$14,295	$14,878
Financial ratios:
Return on average assets (a)	0.48%	0.87%	1.00%	0.74%
Return on average equity (a)	4.98%	8.84%	10.08%	7.65%
Return on average tangible common equity (non-GAAP) (b)	(30.43)%	7.72%	(8.13)%	6.28%
Equity to assets (a)	9.57%	9.79%	9.97%	9.66%
Net interest spread (a)(c)	2.43%	2.35%	2.37%	2.31%
Net interest spread excluding original issue discount (a)(c)	2.48%	2.52%	2.42%	2.47%
Net yield on interest-earning assets (a)(d)	2.55%	2.49%	2.49%	2.45%
Net yield on interest-earning assets excluding original issue discount (a)(d)	2.58%	2.63%	2.52%	2.58%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)
Return on average tangible common equity represents net income available to common shareholders under accounting principles generally accepted in the United States of America (GAAP) divided by a two-period average of tangible common equity, which is total shareholder's equity less preferred stock.

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

	Under Basel III		Under Basel I
	Transitional	Fully Phased-in
($ in millions)	June 30, 2015		June 30, 2014
Common Equity Tier 1 capital ratio (a)	9.83%	9.29%	9.39%
Tier 1 capital ratio (b)	11.74%	11.65%	12.33%
Total capital ratio (c)	12.63%	12.56%	13.20%
Tier 1 leverage (to adjusted quarterly average assets) (d)	10.35%	10.33%	10.72%
Total equity	$14,295	$14,295	$14,878
Preferred stock	(813)	(813)	(1,255)
Goodwill and certain other intangibles	(27)	(27)	(27)
Unrealized gains and other adjustments	(274)	(934)	(1,466)
Common Equity Tier 1 capital (non-GAAP) (a)	13,181	12,521	12,130
Preferred stock	725	696	1,255
Trust preferred securities	2,546	2,546	2,545
Other adjustments	(718)	(58)	—
Tier 1 capital (b)	$15,734	$15,705	$15,930
Risk-weighted assets (e)	$134,023	$134,791	$129,241

(a)
Common Equity Tier 1 Capital generally consists of common stock (plus any related surplus and net of any treasury stock), retained earnings, accumulated other comprehensive income, and minority interests in the common equity of consolidated subsidiaries, together subject to certain adjustments and deductions. At June 30, 2014, the capital ratio presented reflects the Tier 1 common ratio, the closest analogue under U.S. Basel I to the Common Equity Tier 1 capital ratio introduced by U.S. Basel III. We consider various measures when evaluating capital utilization and adequacy, including the Common Equity Tier 1 Capital ratio. Because GAAP does not include capital ratio measures, we believe there are no comparable GAAP financial measures to these ratios. Common Equity Tier 1 Capital is not formally defined by GAAP and, therefore, is considered to be a non-GAAP financial measure. We believe the Common Equity Tier 1 Capital measure is important because we believe analysts and banking regulators may assess our capital adequacy using this ratio. Additionally, presentation of this measure allows readers to compare certain aspects of our capital adequacy on the same basis to other companies in the industry.

(b)
Tier 1 capital generally consists of common equity, minority interests, qualifying noncumulative preferred stock, and the fixed rate cumulative preferred stock sold to the U.S. Department of the Treasury (Treasury) under the Troubled Asset Relief Program, less goodwill and other adjustments.

(c)
Total capital is the sum of Tier 1 and Tier 2 capital. Tier 2 capital generally consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt and the allowance for loan losses, and other adjustments.

(d)	Tier 1 leverage equals Tier 1 capital divided by adjusted quarterly average total assets (which reflects adjustments for disallowed goodwill and certain intangible assets).

(e)	Risk-weighted assets are defined by regulation and are determined by allocating assets and specified off-balance sheet financial instruments into several broad risk categories.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change	2015	2014	Favorable/ (unfavorable) % change
Total net revenue (loss)
Dealer Financial Services
Automotive Finance operations	$905	$946	(4)	$1,766	$1,830	(3)
Insurance operations	282	306	(8)	562	593	(5)
Mortgage operations	21	21	—	104	39	167
Corporate and Other	(81)	(42)	(93)	(212)	(89)	(138)
Total	$1,127	$1,231	(8)	$2,220	$2,373	(6)
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance operations	$401	$461	(13)	$732	$800	(9)
Insurance operations	15	(23)	165	93	51	82
Mortgage operations	8	27	(70)	77	44	75
Corporate and Other	(161)	(118)	(36)	(357)	(256)	(39)
Total	$263	$347	(24)	$545	$639	(15)

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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

As part of our continued efforts to diversify, in March 2015, our Insurance operations initially launched our new flagship vehicle service contract offering, Ally Premier Protection, nationwide for new and used vehicles of virtually all makes and models in June 2015. Ally Premier Protection replaces the General Motors Protection Plan nameplate.
On April 27, 2015, we announced that Mitsubishi Motors North America, Inc. (MMNA) selected Ally as the preferred provider of leasing and financing in the United States, replacing MMNA's captive finance company, Mitsubishi Motors Credit of America, Inc. (MMCA). The agreement broadens our existing relationship with Mitsubishi, and makes our full suite of products and services available to all MMNA dealers and their customers. We have begun providing commercial financing to dealerships that are currently financing through MMCA, with the potential to increase dealership relationships in the future. In addition, we have executed a letter of intent to purchase the existing consumer portfolio from MMCA, which includes approximately $0.7 billion in retail financings and leases.
On May 1, 2015, we were named as the preferred financing source for Aston Martin, and we have begun offering our full suite of automotive financial products and services at Aston Martin’s network of dealerships in the United States.

•
Our ongoing Mortgage operations are limited to the management of our held-for-investment and held-for-sale mortgage loan portfolios, and include the execution of bulk purchases of high-quality jumbo mortgage loans originated by third parties. During the six months ended June 30, 2015, we continued to execute bulk purchases of mortgage loans that were originated by third parties. Year-to-date purchases have totaled $2.65 billion. We expect this activity to continue in support of our treasury asset liability management (ALM) activities and diversification. Further, we executed the sale of a portfolio of troubled debt restructured (TDR) loans totaling $614 million of unpaid principal balance during the three months ended March 31, 2015.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change	2015	2014	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$2,087	$2,103	(1)	$4,171	$4,178	—
Total interest expense	608	728	16	1,220	1,440	15
Depreciation expense on operating lease assets	563	509	(11)	1,185	1,051	(13)
Net financing revenue	916	866	6	1,766	1,687	5
Other revenue
Servicing fees	10	7	43	20	16	25
Insurance premiums and service revenue earned	237	249	(5)	470	490	(4)
Gain on mortgage and automotive loans, net	1	6	(83)	47	6	n/m
Loss on extinguishment of debt	(156)	(7)	n/m	(354)	(46)	n/m
Other gain on investments, net	45	41	10	100	84	19
Other income, net of losses	74	69	7	171	136	26
Total other revenue	211	365	(42)	454	686	(34)
Total net revenue	1,127	1,231	(8)	2,220	2,373	(6)
Provision for loan losses	140	63	(122)	256	200	(28)
Noninterest expense
Compensation and benefits expense	236	215	(10)	491	469	(5)
Insurance losses and loss adjustment expenses	122	188	35	178	256	30
Other operating expenses	366	418	12	750	809	7
Total noninterest expense	724	821	12	1,419	1,534	7
Income from continuing operations before income tax expense	263	347	(24)	545	639	(15)
Income tax expense from continuing operations	94	64	(47)	197	158	(25)
Net income from continuing operations	$169	$283	(40)	$348	$481	(28)
n/m = not meaningful
We earned net income from continuing operations of $169 million and $348 million for the three months and six months ended June 30, 2015, respectively, compared to $283 million and $481 million for the three months and six months ended June 30, 2014, respectively. Net income from continuing operations for the three months and six months ended June 30, 2015 was unfavorably impacted by higher losses on extinguishment of debt resulting from debt tender offers during 2015, and an increase in depreciation expense related to lower lease remarketing gains. Additionally, results for the three months ended June 30, 2015 were unfavorably impacted by an increase in provision for loan losses primarily resulting from growth in our consumer loan portfolio and lower reserve releases in our Mortgage operations. Unfavorable results for the three months and six months ended June 30, 2015 were partially offset by lower funding costs resulting from the maturity and repayment of higher-cost debt and lower original issue discount (OID) amortization expense related to bond maturities and normal monthly amortization, as well as lower wholesale weather-related losses and lower non-weather related losses at our Insurance operations.
Total interest expense decreased 16% and 15% for the three months and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to lower funding costs as a result of continued deposit growth, the repayment of higher-cost legacy debt, and a decrease in OID amortization expense.
Depreciation expense on operating lease assets increased $54 million and $134 million for the three months and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increases were primarily due to lower lease remarketing gains and decreases in lease termination volume.
Net gain on mortgage and automotive loans decreased $5 million and increased $41 million for the three months and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increase for the six months ended June 30, 2015, was primarily due to the sale of a portfolio of TDR loans at our Mortgage operations during the first quarter of 2015.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

We incurred a loss on extinguishment of debt of $156 million and $354 million for the three months and six months ended June 30, 2015, respectively, compared to $7 million and $46 million for the same periods in 2014. The increases were due primarily to the execution of tender offers for legacy, high-cost debt in 2015.
Other gain on investments, net, was $45 million and $100 million for the three months and six months ended June 30, 2015, respectively, compared to $41 million and $84 million for the same periods in 2014. The increases were primarily due to a decrease in other-than-temporary-impairment recognized on certain equity securities, as well as increased sales of certain debt securities during the second quarter of 2015.
Other income, net of losses, increased $5 million and $35 million for the three months and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increase for the six months ended June 30, 2015, was primarily due to an increase in income from certain equity method investments.
The provision for loan losses was $140 million and $256 million for the three months and six months ended June 30, 2015, respectively, compared to $63 million and $200 million for the same periods in 2014. The increases were primarily due to growth in our consumer loan portfolio and the continued execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, as well as lower reserve releases at our Mortgage operations, partially offset by continued strong performance of our commercial loan portfolio.
Total noninterest expense decreased $97 million and $115 million for the three months and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decreases were primarily due to lower wholesale weather-related losses and lower non-weather related losses at our Insurance operations, as well as the overall streamlining of the company from strategic actions.
We recognized total income tax expense from continuing operations of $94 million and $197 million for the three months and six months ended June 30, 2015, respectively, compared to income tax expense of $64 million and $158 million for the same periods in 2014. The increases in income tax expense were primarily driven by a non-recurring tax benefit in the second quarter of 2014 related to the reduction in the liability for unrecognized tax benefits as a result of the completion of the U.S. federal audit related to our 2009 - 2011 tax years.
In calculating the provision for income taxes from continuing operations, we apply an estimated annual effective tax rate to year-to-date ordinary income on an interim basis. Refer to Note 1 to the Condensed Consolidated Financial Statements for further details.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change	2015	2014	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$785	$763	3	$1,530	$1,502	2
Commercial	235	262	(10)	473	526	(10)
Loans held-for-sale	14	—	n/m	33	—	n/m
Operating leases	860	884	(3)	1,756	1,754	—
Other interest income	2	2	—	4	5	(20)
Total financing revenue and other interest income	1,896	1,911	(1)	3,796	3,787	—
Interest expense	483	518	7	952	1,032	8
Depreciation expense on operating lease assets	563	509	(11)	1,185	1,051	(13)
Net financing revenue	850	884	(4)	1,659	1,704	(3)
Other revenue
Servicing fees	10	7	43	20	16	25
Loss on automotive loans, net	(6)	—	n/m	(21)	—	n/m
Other income	51	55	(7)	108	110	(2)
Total other revenue	55	62	(11)	107	126	(15)
Total net revenue	905	946	(4)	1,766	1,830	(3)
Provision for loan losses	132	99	(33)	259	258	—
Noninterest expense
Compensation and benefits expense	123	106	(16)	249	229	(9)
Other operating expenses	249	280	11	526	543	3
Total noninterest expense	372	386	4	775	772	—
Income from continuing operations before income tax expense	$401	$461	(13)	$732	$800	(9)
Total assets	$113,607	$111,334	2	$113,607	$111,334	2
n/m = not meaningful
Components of net operating lease revenue, included in amounts above, were as follows.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change	2015	2014	Favorable/ (unfavorable) % change
Net operating lease revenue
Operating lease revenue	$860	$884	(3)	$1,756	$1,754	—
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains)	671	677	1	1,363	1,328	(3)
Remarketing gains	(108)	(168)	(36)	(178)	(277)	(36)
Total depreciation expense on operating lease assets	563	509	(11)	1,185	1,051	(13)
Total net operating lease revenue	$297	$375	(21)	$571	$703	(19)

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Our Automotive Finance operations earned income from continuing operations before income tax expense of $401 million and $732 million for the three months and six months ended June 30, 2015, respectively, compared to $461 million and $800 million for the three months and six months ended June 30, 2014, respectively. Results for the three months and six months ended June 30, 2015 were unfavorably impacted by a decrease in net financing revenue due to lower net lease revenue, primarily resulting from lower lease remarketing gains, partially offset by a decrease in interest expense. Results for the three months ended June 30, 2015 were also unfavorably impacted by an increase in provision for loan losses primarily due to continued growth in the consumer portfolio.
Consumer financing revenue (combined with interest income on consumer loans held-for-sale) increased $36 million and $61 million for the three months and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to continued origination growth across the retail channels.
Commercial financing revenue decreased $27 million and $53 million for the three months and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to lower yields as a result of a continued competitive wholesale marketplace.
Total net operating lease revenue decreased 21% and 19% for the three months and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decreases were primarily due to lower lease remarketing gains on a per-unit basis, and decreases in lease termination volume. We recognized remarketing gains of $108 million and $178 million for the three months and six months ended June 30, 2015, respectively, compared to $168 million and $277 million for the same periods in 2014.
Interest expense decreased $35 million and $80 million for the three months and six months ended June 30, 2015, respectively, compared to the same period in 2014, primarily due to lower funding costs as a result of an increase in deposits and company-wide liability management actions that include the repayment of higher-cost debt.
The provision for loan losses was $132 million and $259 million for the three months and six months ended June 30, 2015, respectively, compared to $99 million and $258 million for the same periods in 2014. The increase was primarily due to growth in our consumer automotive portfolio and the continued execution of our underwriting strategy to originate consumer assets across a broad risk spectrum, partially offset by continued strong performance of the commercial portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing Volume
The following tables present the total U.S. consumer origination dollars and percentage mix by product type.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2015	2014	2015	2014
GM
New retail standard	$2,584	$1,947	24	18
New retail subvented	676	861	6	8
Lease	108	2,708	1	25
Used	1,486	1,403	14	13
Total GM vehicle originations	4,854	6,919
Chrysler
New retail standard	1,318	1,021	12	9
Lease	612	365	6	3
Used	615	475	6	4
Total Chrysler vehicle originations	2,545	1,861
Non-GM/Chrysler
New retail vehicles	1,304	826	12	8
Lease	241	132	2	1
Used	1,860	1,202	17	11
Total Non-GM/Chrysler vehicle originations	3,405	2,160
Total consumer automotive financing originations (a)	$10,804	$10,940

(a)
Nonprime originations represented 13.7% of total consumer automotive financing originations during the three months ended June 30, 2015, compared to 9.4% during the three months ended June 30, 2014. We define nonprime consumer automotive loans primarily as those loans with a FICO score (or an equivalent score) at origination of less than 620.

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2015	2014	2015	2014
GM
New retail standard	$4,631	$3,475	22	17
New retail subvented	1,200	1,721	6	9
Lease	1,250	5,040	6	25
Used	2,903	2,723	14	14
Total GM vehicle originations	9,984	12,959
Chrysler
New retail standard	2,351	1,729	11	9
Lease	1,006	622	5	3
Used	1,158	878	6	4
Total Chrysler vehicle originations	4,515	3,229
Non-GM/Chrysler
New retail vehicles	2,315	1,458	11	7
Lease	348	214	2	1
Used	3,486	2,272	17	11
Total Non-GM/Chrysler vehicle originations	6,149	3,944
Total consumer automotive financing originations (a)	$20,648	$20,132

(a)	Nonprime originations represented 12.9% of total consumer automotive financing originations during the six months ended June 30, 2015, compared to 9.3% during the six months ended June 30, 2014.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Total consumer automotive financing originations decreased $136 million and increased $516 million for the three months and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Originations outside of the General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler) channels (Non-GM/Chrysler) increased 58% and 56% for the three months and six months ended June 30, 2015, respectively, compared to the same periods in 2014, due to continued efforts to expand this business. Chrysler channel volume increased 37% and 40% for the three months and six months ended June 30, 2015, compared to the same periods in 2014. The increase in Non-GM/Chrysler and Chrysler origination volume was, as expected, offset by lower GM lease and new retail subvented business that resulted from GM's recent decision to provide lease subvention programs for their products exclusively through its wholly-owned subsidiary, General Motors Financial Company, Inc. (GMF). As a result of this decision, GM lease origination volume has diminished to a negligible level during the three months ended June 30, 2015. However, GM new retail standard volume increased 33% for both the three months and six months ended June 30, 2015, compared to the same periods in 2014.
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

	Average balance		% Share of manufacturer franchise dealer inventory
Three months ended June 30, ($ in millions)	2015	2014	2015	2014
GM new vehicles (a)	$15,246	$17,275	63	65
Chrysler new vehicles (a)	8,150	7,657	44	45
Non-GM/Chrysler new vehicles	3,469	3,011
Used vehicles	3,379	2,954
Total commercial wholesale finance receivables	$30,244	$30,897

(a)	Share of dealer inventory based on a 4-point average of dealer inventory (excludes in-transit units).

	Average balance		% Share of manufacturer franchise dealer inventory
Six months ended June 30, ($ in millions)	2015	2014	2015	2014
GM new vehicles (a)	$15,405	$16,978	63	64
Chrysler new vehicles (a)	8,148	7,838	44	46
Non-GM/Chrysler new vehicles	3,449	3,026
Used vehicles	3,367	2,990
Total commercial wholesale finance receivables	$30,369	$30,832

(a)	Share of dealer inventory based on a 7-point average of dealer inventory (excludes in-transit units).
Commercial wholesale financing average volume decreased $653 million and $463 million during the three months and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to lower dealer inventories. Wholesale penetration with GM and Chrysler decreased slightly for the three months and six months ended June 30, 2015, compared to the same period in 2014, as a result of increased competition in the wholesale marketplace. The decrease in GM new receivables was partially offset by an increase in Non-GM/Chrysler commercial wholesale financing volume, including higher balances resulting from our agreement with MMNA.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance Operations
Results of Operations
The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change	2015	2014	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$237	$249	(5)	$470	$490	(4)
Investment income, net (a)	41	54	(24)	84	97	(13)
Other income	4	3	33	8	6	33
Total insurance premiums and other income	282	306	(8)	562	593	(5)
Expense
Insurance losses and loss adjustment expenses	122	188	35	178	256	30
Acquisition and underwriting expense
Compensation and benefits expense	16	15	(7)	35	31	(13)
Insurance commissions expense	95	93	(2)	188	183	(3)
Other expenses	34	33	(3)	68	72	6
Total acquisition and underwriting expense	145	141	(3)	291	286	(2)
Total expense	267	329	19	469	542	13
Income (loss) from continuing operations before income tax expense	$15	$(23)	165	$93	$51	82
Total assets	$7,260	$7,232	—	$7,260	$7,232	—
Insurance premiums and service revenue written	$262	$266	(2)	$501	$510	(2)
Combined ratio (b)	112.2%	130.9%		99.1%	109.7%

(a)
Includes gain on investments of $29 million and $62 million for the three months and six months ended June 30, 2015, respectively, and $39 million and $68 million for the three months and six months ended June 30, 2014, respectively; and interest expense of $13 million and $26 million for the three months and six months ended June 30, 2015, respectively, and $13 million and $27 million for the three months and six months ended June 30, 2014, respectively.

(b)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other fee income.

Our Insurance operations earned income from continuing operations before income tax expense of $15 million and $93 million for the three months and six months ended June 30, 2015, respectively, compared to a loss of $23 million and income of $51 million for the three months and six months ended June 30, 2014, respectively. The increases were primarily due to lower weather-related losses, partially offset by lower earned premium and service revenue.
Insurance premiums and service revenue earned was $237 million and $470 million for the three months and six months ended June 30, 2015, respectively, compared to $249 million and $490 million for the same periods in 2014. The decreases were due primarily to lower earned revenue on VSC products as a result of unfavorable changes in the Canadian exchange rate and higher dealer reinsurance participation, as well as lower earned revenue from our Smart Lease Protect business as a result of GM's recent decision to provide lease subvention programs for their products exclusively through its wholly-owned subsidiary, GMF.
Insurance losses and loss adjustment expenses totaled $122 million and $178 million for the three months and six months ended June 30, 2015, respectively, compared to $188 million and $256 million for the same periods in 2014. The decreases were primarily due to lower wholesale weather-related losses, which, while seasonally higher in the second quarter of 2015 and in line with historical trends, were low compared to the record losses experienced in the second quarter of 2014. Additionally, we incurred lower non-weather related losses driven by lower loss experience of VSC products. These results primarily drove the decrease in the combined ratio to 112.2% and 99.1% during the three months and six months ended June 30, 2015, respectively, compared to 130.9% and 109.7% for the three months and six months ended June 30, 2014, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows premium and service revenue written by insurance product.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Vehicle service contracts
New retail	$114	$110	$211	$205
Used retail	135	131	265	258
Reinsurance	(44)	(39)	(84)	(74)
Total vehicle service contracts	205	202	392	389
Wholesale	41	48	78	92
Other finance and insurance (a)	16	16	31	29
Total	$262	$266	$501	$510

(a)	Other finance and insurance includes GAP coverage, excess wear and tear, and other ancillary products.
Insurance premiums and service revenue written was $262 million and $501 million for the three months and six months ended June 30, 2015, respectively, compared to $266 million and $510 million for the same periods in 2014. The decreases were primarily due to lower wholesale premiums due to lower floorplan balances for which we insure, as well as higher vehicle service dealer reinsurance participation. The decreases were partially offset by higher premium revenue from new and used vehicle service contracts.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	June 30, 2015	December 31, 2014
Cash
Noninterest-bearing cash	$269	$239
Interest-bearing cash	1,050	1,289
Total cash	1,319	1,528
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	195	392
U.S. States and political subdivisions	551	406
Foreign government	200	232
Mortgage-backed	995	1,097
Asset-backed	6	6
Corporate debt	1,058	746
Total debt securities	3,005	2,879
Equity securities	988	906
Total available-for-sale securities	3,993	3,785
Total cash and securities	$5,312	$5,313

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Operations
Results of Operations
The following table summarizes the operating results for our Mortgage operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change	2015	2014	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$70	$73	(4)	$140	$149	(6)
Total interest expense	55	61	10	110	123	11
Net financing revenue	15	12	25	30	26	15
Gain on mortgage loans, net	4	6	(33)	70	6	n/m
Other income, net of losses	2	3	(33)	4	7	(43)
Total other revenue	6	9	(33)	74	13	n/m
Total net revenue	21	21	—	104	39	167
Provision for loan losses	3	(25)	(112)	(2)	(48)	(96)
Total noninterest expense	10	19	47	29	43	33
Income from continuing operations before income tax expense	$8	$27	(70)	$77	$44	75
Total assets	$9,249	$7,640	21	$9,249	$7,640	21
n/m = not meaningful
Our Mortgage operations earned income from continuing operations before income tax expense of $8 million and $77 million for the three months and six months ended June 30, 2015, respectively, compared to $27 million and $44 million for the three months and six months ended June 30, 2014. The increase for the six months ended June 30, 2015, was primarily due to the first quarter net gain on sale of a portfolio of TDR loans, totaling $614 million of unpaid principal balance, offset by higher provision for loan losses. The decrease for the three months ended June 30, 2015, was primarily driven by higher provision for loan losses.
Net financing revenue was $15 million and $30 million for the three months and six months ended June 30, 2015, respectively, compared to $12 million and $26 million for the same periods in 2014, primarily due to lower interest expense as a result of lower funding costs.
We recognized a net gain on mortgage loans of $4 million and $70 million for the three months and six months ended June 30, 2015, respectively, compared to $6 million in the same periods in 2014. The increase for the six months ended June 30, 2015, was primarily due to the first quarter sale of a portfolio of TDR loans, totaling $614 million of unpaid principal balance.
The provision for loan losses increased $28 million and $46 million for the three months and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to lower reserve releases.
Total noninterest expense decreased 47% and 33% for the three months and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decreases were primarily due to lower representation and warranty expense and the sale of our Document Custody Division during the second quarter of 2014.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change	2015	2014	Favorable/ (unfavorable) % change
Net financing revenue (loss)
Total financing revenue and other interest income	$94	$90	4	$183	$184	(1)
Interest expense
Original issue discount amortization	15	50	70	29	98	70
Other interest expense	42	86	51	103	160	36
Total interest expense	57	136	58	132	258	49
Net financing revenue (loss) (a)	37	(46)	180	51	(74)	169
Other (expense) revenue
Loss on extinguishment of debt	(156)	(7)	n/m	(354)	(46)	n/m
Other gain on investments, net	16	2	n/m	38	16	138
Other income, net of losses	22	9	144	53	15	n/m
Total other (expense) revenue	(118)	4	n/m	(263)	(15)	n/m
Total net loss	(81)	(42)	(93)	(212)	(89)	(138)
Provision for loan losses	5	(11)	(145)	(1)	(10)	(90)
Total noninterest expense (b)	75	87	14	146	177	18
Loss from continuing operations before income tax expense	$(161)	$(118)	(36)	$(357)	$(256)	(39)
Total assets	$26,356	$23,731	11	$26,356	$23,731	11
n/m = not meaningful

(a)	Refer to the table that follows for further details on the components of net financing revenue (loss).

(b)
Includes a reduction of $161 million and $341 million for the three months and six months ended June 30, 2015, respectively, and $161 million and $346 million for the three months and six months ended June 30, 2014, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes the components of net financing revenue (loss) for Corporate and Other.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Original issue discount amortization (a)	$(15)	$(50)	$(29)	$(98)
Net impact of the funds-transfer pricing methodology	26	(16)	30	(13)
Other (including Corporate Finance net financing revenue)	26	20	50	37
Total net financing revenue (loss) for Corporate and Other	$37	$(46)	$51	$(74)
Outstanding original issue discount balance	$1,416	$1,491	$1,416	$1,491

(a)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
The following table presents the scheduled remaining amortization of the original issue discount at June 30, 2015.

Year ended December 31, ($ in millions)	2015	2016	2017	2018	2019	2020 and thereafter (a)	Total
Original issue discount
Outstanding balance	$1,383	$1,309	$1,223	$1,126	$1,092	$1,057
Total amortization (b)	33	74	86	97	34	1,092	$1,416

(a)	The maximum annual scheduled amortization for any individual year is $158 million in 2030.

(b)	The amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other incurred a loss from continuing operations before income tax expense of $161 million and $357 million for the three months and six months ended June 30, 2015, respectively, compared to a loss of $118 million and $256 million for the three months and six months ended June 30, 2014, respectively. The increase in loss from continuing operations before income tax expense for the three months and six months ended June 30, 2015 was primarily due to an increase in loss on the extinguishment of debt resulting from debt tender offers, partially offset by a decrease in interest expense. During the first quarter of 2015, we completed a tender offer to buy back $950 million of our high-coupon debt, resulting in the recording of a loss of $197 million on extinguishment of debt in the first quarter related to this transaction. During the second quarter of 2015, we completed a tender offer to buy back $875 million of our high-coupon debt, which we recorded a loss of $148 million on extinguishment of debt in the second quarter related to this transaction. We expect to continue accessing the unsecured debt capital markets as well as reducing our high-cost debt on an opportunistic basis. Interest expense decreased primarily as a result of lower funding costs resulting from the maturity and repayment of higher-cost debt, and lower OID amortization expense related to bond maturities and normal monthly amortization.
Corporate and Other also includes the results of Corporate Finance which earned income from continuing operations before income tax expense of $12 million and $31 million for the three months and six months ended June 30, 2015, respectively, compared to $27 million and $37 million for the three months and six months ended June 30, 2014, respectively. The decrease was primarily driven by lower recoveries of loan loss exposures compared to 2014, as well as increased reserves due primarily to higher asset levels. This decrease was partially offset by higher net financing revenue due primarily to asset growth in this business.
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

($ in millions)	June 30, 2015	December 31, 2014
Cash
Noninterest-bearing cash	$1,443	$1,083
Interest-bearing cash	3,063	2,933
Total cash	4,506	4,016
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,980	786
U.S. States and political subdivisions	18	—
Mortgage-backed	11,102	9,581
Asset-backed	2,049	1,985
Total debt securities	15,149	12,352
Total cash and securities	$19,655	$16,368

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
Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	June 30, 2015	December 31, 2014
Finance receivables and loans
Automotive Finance operations	$93,812	$90,592
Mortgage operations	9,212	7,474
Corporate and Other	2,149	1,882
Total finance receivables and loans	105,173	99,948
Loans held-for-sale
Automotive Finance operations	1,356	1,515
Mortgage operations	46	452
Corporate and Other	36	36
Total loans held-for-sale	1,438	2,003
Total on-balance sheet loans	$106,611	$101,951
Off-balance sheet securitized loans
Automotive Finance operations (a)	$2,212	$2,801
Total off-balance sheet securitized loans	$2,212	$2,801
Operating lease assets
Automotive Finance operations	$17,950	$19,510
Total operating lease assets	$17,950	$19,510
Serviced loans and leases
Automotive Finance operations (b)	$116,761	$115,391
Mortgage operations	9,258	7,926
Corporate and Other	1,916	1,347
Total serviced loans and leases	$127,935	$124,664

(a)	Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.

(b)	Includes $1.3 billion and $887 million of off-balance sheet whole-loan transactions at June 30, 2015, and December 31, 2014, respectively.
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
Credit Risk Management
Credit risk is defined as the potential failure to receive payments due from an obligor in accordance with contractual obligations. Therefore, credit risk is a major source of potential economic loss to us. Credit risk is monitored by several groups and functions throughout the organization, including enterprise and line of business committees and the risk management function. Together, they oversee the credit decisioning and management processes, and monitor credit risk exposures to ensure they are managed in a safe-and-sound manner and are within our risk appetite. In addition, our Loan Review Group provides an independent assessment of the quality of our credit portfolios and credit risk management practices, and directly reports its findings to the Risk and Compliance Committee of the Board on a regular basis.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
During the three months and six months ended June 30, 2015, the U.S. economy continued to expand. The labor market recovered further during the period, with nonfarm payrolls increasing and the annual unemployment rate falling to 5.3% as of June 30, 2015. Within the U.S. automotive market, new light vehicle sales continued to increase, resulting in a 17.1 million annual pace for the three months ended June 30, 2015. We closely monitor macro-economic trends given the nature of our business and the potential economic impacts on our credit risk. We continue to be cautious with the economic outlook given continued weak global economic growth and expected higher interest rates as the Federal Reserve is expected to normalize monetary policy later this year.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and loans held-for-sale. At June 30, 2015, this primarily included $95.2 billion of automotive finance receivables and loans and $9.3 billion of mortgage finance receivables and loans. Within our on-balance sheet portfolio, we have elected to account for certain mortgage loans at fair value. Changes in the fair value of loans are classified as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income. Our ongoing Mortgage operations are limited to the management of our held-for-investment and held-for-sale mortgage loan portfolios. During the six months ended June 30, 2015, we continued to execute bulk purchases of high-quality jumbo mortgage loans originated by third parties. We expect to continue this activity in support of our treasury ALM activities and diversification.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Consumer
Finance receivables and loans
Loans at historical cost	$69,997	$64,043	$543	$563	$—	$—
Loans at fair value	1	1	—	—	—	—
Total finance receivables and loans	69,998	64,044	543	563	—	—
Loans held-for-sale	1,402	1,967	9	8	—	—
Total consumer loans (c)	71,400	66,011	552	571	—	—
Commercial
Finance receivables and loans
Loans at historical cost	35,175	35,904	99	82	—	—
Loans held for sale	36	36	—	—	—	—
Total commercial loans	35,211	35,940	99	82	—	—
Total on-balance sheet loans	$106,611	$101,951	$651	$653	$—	$—

(a)	Includes nonaccrual TDR loans of $256 million and $281 million at June 30, 2015, and December 31, 2014, respectively.

(b)
Generally, loans that are 90 days past due and still accruing represent loans with government guarantees. There were no TDR loans classified as 90 days past due and still accruing at June 30, 2015 and December 31, 2014.

(c)
Includes outstanding loans from our Commercial Services Group (CSG) of $5.8 billion and $5.2 billion at June 30, 2015, and December 31, 2014, respectively, and recreational vehicle loans of $1.3 billion and $1.2 billion at June 30, 2015, and December 31, 2014, respectively.

Total on-balance sheet loans outstanding at June 30, 2015, increased $4.7 billion to $106.6 billion from December 31, 2014, reflecting an increase of $5.4 billion in the consumer portfolio, partially offset by a decrease of $729 million in the commercial portfolio. The increase in consumer on-balance sheet loans was primarily driven by automotive originations, which outpaced portfolio runoff and partially offset by a whole-loan sale during the first quarter of 2015. In addition, we executed bulk purchases of high-quality jumbo mortgage loans originated by third parties totaling $2.65 billion during the six months ended June 30, 2015, which outpaced portfolio runoff. The decrease in commercial on-balance sheet loans outstanding was primarily driven by seasonality of dealer inventories.
Total TDRs outstanding at June 30, 2015, decreased $523 million from December 31, 2014, primarily due to a sale of consumer mortgage TDR loans from the held-for-sale portfolio during the first quarter of 2015. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Total nonperforming loans at June 30, 2015, decreased $2 million to $651 million from December 31, 2014, reflecting a decrease of $19 million of consumer nonperforming loans and an increase of $17 million of commercial nonperforming loans. The decrease in total nonperforming loans from December 31, 2014 was primarily due to fewer accounts deteriorating into nonperforming status within the consumer mortgage portfolio due to continued improvement in the macroeconomic environment, mostly offset by the increase in commercial nonperforming loans. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K for additional information.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer and commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Consumer
Finance receivables and loans at historical cost	$100	$91	0.6%	0.6%	$251	$224	0.8%	0.7%
Commercial
Finance receivables and loans at historical cost	—	(6)	—	(0.1)	(1)	(6)	—	—
Total finance receivables and loans at historical cost	$100	$85	0.4%	0.3%	$250	$218	0.5%	0.4%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Net charge-offs were $100 million and $250 million for the three months and six months ended June 30, 2015, compared to $85 million and $218 million for the three months and six months ended June 30, 2014. The increase during the three months and six months ended June 30, 2015, was driven primarily by the change in our portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum and the seasoning of accounts now entering their prime loss periods, as well as portfolio growth. Loans held-for-sale are accounted for at the lower-of-cost or fair value and, therefore, we do not record charge-offs.
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
Consumer Credit Portfolio
During the three months and six months ended June 30, 2015, the credit performance of the consumer portfolio remained strong and reflects the continued execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, including used, nonprime, extended term, Non-GM/Chrysler, and non-subvented finance receivables and loans. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K.
The following table includes consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Consumer automotive (c) (d)	$60,786	$56,570	$386	$386	$—	$—
Consumer mortgage	9,211	7,473	157	177	—	—
Total consumer finance receivables and loans	$69,997	$64,043	$543	$563	$—	$—

(a)	Includes nonaccrual TDR loans of $225 million and $216 million at June 30, 2015, and December 31, 2014, respectively.

(b)	There were no TDR loans classified as 90 days past due and still accruing at both June 30, 2015, and December 31, 2014.

(c)
Includes $69 million and $35 million of fair value adjustment for loans in hedge accounting relationships at June 30, 2015, and December 31, 2014, respectively. Refer to Note 20 to the Condensed Consolidated Financial Statements for additional information.

(d)
Includes outstanding CSG loans of $5.5 billion and $5.0 billion at June 30, 2015, and December 31, 2014, respectively, and RV loans of $1.3 billion and $1.2 billion at June 30, 2015, and December 31, 2014, respectively.

Total consumer outstanding finance receivables and loans increased $6.0 billion at June 30, 2015 compared with December 31, 2014. The increase in consumer automotive finance receivables and loans was primarily related to our loan originations, which outpaced portfolio runoff and was partially offset by $1.2 billion of loans originated to the held-for-sale portfolio during the first quarter of 2015. The increase in consumer mortgage finance receivables and loans was primarily due to growth in the portfolio due to the execution of bulk loan purchases, which outpaced portfolio runoff.
Total consumer nonperforming finance receivables and loans at June 30, 2015 decreased $20 million to $543 million from December 31, 2014. The decrease in nonperforming consumer mortgage finance receivables and loans was primarily due to fewer accounts deteriorating into nonperforming status due to continued improvement in the macroeconomic environment. Refer to Note 7 to the Condensed Consolidated

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.8% and 0.9% at June 30, 2015 and December 31, 2014, respectively.
Consumer automotive loans accruing and past due 30 days or more decreased $154 million to $1.4 billion at June 30, 2015, compared with December 31, 2014, primarily due to seasonality.
The following table includes consumer net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Consumer automotive	$96	$83	0.6%	0.6%	$228	$204	0.8%	0.7%
Consumer mortgage	4	8	0.2	0.4	23	20	0.6	0.5
Total consumer finance receivables and loans	$100	$91	0.6%	0.6%	$251	$224	0.8%	0.7%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer finance receivables and loans were $100 million and $251 million for the three months and six months ended June 30, 2015, compared to $91 million and $224 million for the three months and six months ended June 30, 2014. The increase during the three months and six months ended June 30, 2015, was driven primarily by the change in our portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum and the seasoning of accounts now entering their prime loss periods, as well as portfolio growth.
The following table summarizes the unpaid principal balance of total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Consumer automotive (a)	$9,843	$7,735	$18,044	$14,256
Total consumer loan originations	$9,843	$7,735	$18,044	$14,256

(a)	Includes $1.2 billion of loans originated as held-for-sale during the first quarter of 2015.
Total automotive-originated loans increased $2.1 billion and $3.8 billion for the three months and six months ended June 30, 2015, compared to the same periods in 2014. The increase during the three months and six months ended June 30, 2015, was distributed across the consumer automotive portfolio with primarily strong growth in Non-GM/Chrysler new and used originations.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows the percentage of total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state concentration. Total automotive loans were $60.8 billion and $56.6 billion at June 30, 2015, and December 31, 2014, respectively. Total mortgage and home equity loans were $9.2 billion and $7.5 billion at June 30, 2015 and December 31, 2014, respectively.

	June 30, 2015 (a)		December 31, 2014
	Automotive	Mortgage	Automotive	Mortgage
Texas	13.7%	5.9%	13.6%	6.0%
California	6.8	33.0	6.2	30.8
Florida	7.5	3.9	7.3	3.7
Pennsylvania	5.1	1.5	5.3	1.6
Illinois	4.4	4.6	4.4	4.2
Georgia	4.3	2.1	4.2	2.1
New York	3.7	2.0	4.0	1.9
Ohio	3.8	0.6	3.9	0.6
North Carolina	3.6	1.8	3.5	1.9
Michigan	3.4	2.6	3.8	3.1
Other United States	43.7	42.0	43.8	44.1
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at June 30, 2015.
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in Texas and California, which represented an aggregate of 22.9% and 21.8% of our total outstanding consumer finance receivables and loans at June 30, 2015, and December 31, 2014, respectively.
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
Repossessed assets in our Automotive Finance operations at June 30, 2015 decreased $7 million to $83 million from December 31, 2014. Foreclosed mortgage assets at June 30, 2015, increased $1 million to $11 million from December 31, 2014.
Commercial Credit Portfolio
During the three months and six months ended June 30, 2015, the credit performance of the commercial portfolio remained strong, as nonperforming finance receivables and loans remained low and no net charge-offs were realized. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Commercial and industrial
Automotive	$29,732	$30,871	$46	$32	$—	$—
Other (c)	2,149	1,882	46	46	—	—
Commercial real estate — Automotive	3,294	3,151	7	4	—	—
Total commercial finance receivables and loans	$35,175	$35,904	$99	$82	$—	$—

(a)	Includes nonaccrual TDR loans of $25 million and $59 million at June 30, 2015, and December 31, 2014, respectively.

(b)	There were no TDR loans classified as 90 days past due and still accruing at June 30, 2015 and December 31, 2014.

(c)	Other commercial primarily includes senior secured commercial lending.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Total commercial finance receivables and loans outstanding decreased $729 million from December 31, 2014, to $35.2 billion at June 30, 2015. The commercial and industrial finance receivables and loans outstanding decreased $872 million primarily due to seasonality of dealer inventories. This decrease was partially offset by the increase within Other, representing the Corporate Finance portfolio, as the growth in this portfolio continues in line with our business strategy.
Total commercial nonperforming finance receivables and loans were $99 million at June 30, 2015, reflecting an increase of $17 million when compared to December 31, 2014. However, nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans remained relatively stable at 0.3% at June 30, 2015 compared to 0.2% at December 31, 2014.
The following table includes total commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Commercial and industrial
Automotive	$1	$1	—%	—%	$—	$1	—%	—%
Other	(1)	(7)	(0.1)	(1.5)	(1)	(7)	(0.1)	(0.8)
Total commercial finance receivables and loans	$—	$(6)	—%	(0.1)%	$(1)	$(6)	—%	—%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $3.3 billion and $3.2 billion at June 30, 2015, and December 31, 2014, respectively.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration. These finance receivables and loans are reported at carrying value before allowance for loan losses.

	June 30, 2015	December 31, 2014
Texas	14.9%	13.8%
Florida	11.4	12.3
Michigan	10.0	9.9
California	8.4	9.0
North Carolina	3.9	3.9
Virginia	3.9	4.1
Georgia	3.8	3.7
New York	3.7	3.9
Pennsylvania	3.6	3.8
Illinois	2.7	2.7
Other United States	33.7	32.9
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

	June 30, 2015	December 31, 2014
Industry
Automotive	81.8%	87.3%
Services	4.9	2.0
Health/Medical	3.3	3.5
Other	10.0	7.2
Total commercial criticized finance receivables and loans	100.0%	100.0%
Total criticized exposures increased $80 million from December 31, 2014 to $2.3 billion at June 30, 2015. The increase was primarily related to the overall growth of the Corporate Finance portfolio.
Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended June 30, 2015 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at April 1, 2015	$711	$119	$830	$103	$933
Charge-offs	(166)	(9)	(175)	—	(175)
Recoveries	70	5	75	—	75
Net charge-offs	(96)	(4)	(100)	—	(100)
Provision for loan losses	152	3	155	(15)	140
Other	—	1	1	—	1
Allowance at June 30, 2015	$767	$119	$886	$88	$974
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2015 (a)	1.3%	1.3%	1.3%	0.3%	0.9%
Net charge-offs to average finance receivables and loans outstanding at June 30, 2015 (a)	0.6%	0.2%	0.6%	—%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2015 (a)	198.5%	75.8%	163.1%	89.0%	151.6%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2015	2.0	7.5	2.2	—	2.4

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Three months ended June 30, 2014 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at April 1, 2014	$715	$333	$1,048	$144	$1,192
Charge-offs	(143)	(10)	(153)	(4)	(157)
Recoveries	60	2	62	10	72
Net charge-offs	(83)	(8)	(91)	6	(85)
Provision for loan losses	97	(25)	72	(9)	63
Other	—	2	2	(1)	1
Allowance at June 30, 2014	$729	$302	$1,031	$140	$1,171
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2014 (a)	1.3%	3.9%	1.6%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at June 30, 2014 (a)	0.6%	0.4%	0.6%	(0.1)%	0.3%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2014 (a)	223.0%	162.7%	201.1%	142.9%	191.8%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2014	2.2	9.6	2.8	(5.8)	3.4

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Six months ended June 30, 2015 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2015	$685	$152	$837	$140	$977
Charge-offs	(359)	(31)	(390)	—	(390)
Recoveries	131	8	139	1	140
Net charge-offs	(228)	(23)	(251)	1	(250)
Provision for loan losses	310	(2)	308	(52)	256
Other (a)	—	(8)	(8)	(1)	(9)
Allowance at June 30, 2015	$767	$119	$886	$88	$974
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2015 (b)	1.3%	1.3%	1.3%	0.3%	0.9%
Net charge-offs to average finance receivables and loans outstanding at June 30, 2015 (b)	0.8%	0.6%	0.8%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2015 (b)	198.5%	75.8%	163.1%	89.0%	151.6%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2015	1.7	2.6	1.8	n/m	2.0
n/m = not meaningful

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2014 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2014	$673	$389	$1,062	$146	$1,208
Charge-offs	(323)	(25)	(348)	(5)	(353)
Recoveries	119	5	124	11	135
Net charge-offs	(204)	(20)	(224)	6	(218)
Provision for loan losses	260	(48)	212	(12)	200
Other (a)	—	(19)	(19)	—	(19)
Allowance at June 30, 2014	$729	$302	$1,031	$140	$1,171
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2014 (b)	1.3%	3.9%	1.6%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at June 30, 2014 (b)	0.7%	0.5%	0.7%	—%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2014 (b)	223.0%	162.7%	201.1%	142.9%	191.8%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2014	1.8	7.6	2.3	(11.4)	2.7

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at June 30, 2015, declined $145 million compared to June 30, 2014. The decrease was primarily due to the transfer of consumer mortgage assets to held-for-sale as of the year ended December 31, 2014, combined with the continued runoff of higher risk mortgage assets within our Mortgage operations, offset by growth in the consumer automotive portfolio.
The allowance for commercial loan losses declined $52 million at June 30, 2015, compared to June 30, 2014, primarily due to continued strong performance in the portfolio.
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2015			2014
June 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Consumer automotive	$767	1.3%	78.7%	$729	1.3%	62.3%
Consumer mortgage	119	1.3	12.2	302	3.9	25.8
Total consumer loans	886	1.3	90.9	1,031	1.6	88.1
Commercial
Commercial and industrial
Automotive	26	0.1	2.7	62	0.2	5.3
Other	40	1.9	4.1	47	2.6	4.0
Commercial real estate — Automotive	22	0.7	2.3	31	1.0	2.6
Total commercial loans	88	0.3	9.1	140	0.4	11.9
Total allowance for loan losses	$974	0.9%	100.0%	$1,171	1.2%	100.0%

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Consumer
Consumer automotive	$152	$97	$310	$260
Consumer mortgage	3	(25)	(2)	(48)
Total consumer loans	155	72	308	212
Commercial
Commercial and industrial
Automotive	(18)	1	(40)	(3)
Other	5	(11)	(1)	(10)
Commercial real estate — Automotive	(2)	1	(11)	1
Total commercial loans	(15)	(9)	(52)	(12)
Total provision for loan losses	$140	$63	$256	$200
The provision for consumer loan losses increased $83 million and $96 million for the three months and six months ended June 30, 2015, compared to the same periods in 2014. The increase was primarily due to growth in the consumer automotive portfolio combined with lower reserve releases on mortgage assets.
The provision for commercial loan losses was a net credit of $15 million and $52 million for the three months and six months ended June 30, 2015, compared to a net credit of $9 million and $12 million for the same periods in 2014. This decrease was largely driven by a reduction in the loan loss reserve due to continued strong performance in the portfolio.
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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Off-lease vehicles terminated (in units)	64,123	85,143	129,183	146,144
Average gain per vehicle ($ per unit)	$1,686	$1,978	$1,374	$1,900
Method of vehicle sales
Auction (internet and physical)	57%	61%	60%	60%
Sale to dealer, lessee, and other	43%	39%	40%	40%
The number of off-lease vehicles remarketed during the three months and six months ended June 30, 2015 decreased 25% and 12%, respectively, compared to the same periods in 2014. The decreases were primarily due to an increase during the three months ended June 30, 2014 in the expiration of lease contracts associated with successful GM lease incentive programs offered during 2012. While we expect lease termination volumes to continue to remain near current levels throughout 2015, actual termination volumes may vary in the future from forecasted volumes due to programs designed to encourage lessees to terminate their leases early in conjunction with the acquisition of a new vehicle, referred to as lease pull-ahead programs. GM’s recent decision to provide lease subvention programs for their products exclusively through its wholly-owned subsidiary, GMF, is not expected to affect lease termination volumes throughout 2015.
Average gain per vehicle decreased during the three months and six months ended June 30, 2015, primarily due to lower lifetime depreciation recognized on terminated lease vehicles as a result of higher anticipated proceeds based on recent market conditions. For more

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

information on our investment in operating leases, refer to Note 8 to the Condensed Consolidated Financial Statements, and Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K.
Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of leased vehicles by type, based on volume of units.

	June 30, 2015	December 31, 2014
Car	40%	42%
Truck	13	11
Sport utility vehicle	47	47
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
We prepare forward-looking forecasts of net financing revenue, which take into consideration anticipated future business growth, asset/liability positioning, and interest rates based on the implied forward curve. Simulations are used to assess changes in net financing revenue in multiple interest rates scenarios relative to the baseline forecast. The changes in net financing revenue relative to the baseline are defined as the sensitivity. Our simulation incorporates contractual cash flows and repricing characteristics for all assets, liabilities and off-balance sheet exposures and incorporates the effects of changing interest rates on the prepayment and attrition rates of certain assets and liabilities. The analysis is highly dependent upon a variety of assumptions including the repricing characteristics of deposits with non-contractual maturities. Our simulation does not assume any specific future actions are taken to mitigate the impacts of changing interest rates. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next twelve months would increase by $39 million if interest rates remain unchanged.
The net financing revenue sensitivity tests measure the potential change in our pretax net financing revenue over the following twelve months. A number of alternative rate scenarios are tested, including immediate and gradual parallel shocks to both current spot rates and the market forward curve. We also evaluate nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Our twelve-month pretax net financing revenue sensitivity based on the market forward-curve was as follows.

	June 30, 2015		December 31, 2014
Change in Interest Rates ($ in millions)	Instantaneous	Gradual (a)	Instantaneous	Gradual (a)
-100 basis points	$27	$43	$78	n/a
+100 basis points	(110)	(32)	(130)	n/a
+200 basis points	(266)	(78)	(215)	n/a

(a)	Gradual changes in interest rates are recognized over 12 months.
We remain moderately liability sensitive as our simulation models assume liabilities will initially re-price faster than assets. A material portion of our interest rate exposure has historically been driven by Prime rate index floors on certain commercial loans that limit interest income increases until the index rises above the level of the floor. Due to market demand for our London Interbank Offered Rate (LIBOR)-based product and to reduce our exposure to rising interest rates, we have migrated a substantial portion of our dealer floorplan accounts from Prime to LIBOR indices. As of June 30, 2015, approximately 80% of our floorplan assets will re-price directly with changes in short-term interest rates. The migration of dealer floorplan accounts to LIBOR-based indices is the primary driver of the reduced negative impact of the +100 basis point scenario since December 31, 2014. The positive impact of downward rate shocks remains somewhat muted by the current low interest rate environment, which limits absolute declines in short-term rates in a shock scenario.
The future repricing behavior of retail deposit liabilities, particularly non-maturity deposits, remains a significant driver of interest rate sensitivity. The sustained low interest rate environment increases the uncertainty of assumptions for deposit repricing relationships to market interest rates. Our interest rate risk models use dynamic assumptions driven by a number of factors, including the overall level of interest rates and the spread between short-term and long-term interest rates to project changes in our retail deposit offered rates. Ally’s interest rate risk metrics currently assume a long-term retail deposit beta of greater than 80%. We believe our deposits may ultimately be less sensitive to interest rate changes, which will reduce our overall exposure to rising rates. Assuming a long-term retail deposit beta of 50% (vs. current assumption of greater than 80%) would result in a consolidated interest rate risk position that is neutral to asset sensitive.
Our pro-forma rate sensitivity assuming a 50% deposit pass-through based on the market forward-curve as of June 30, 2015, was as follows.

	June 30, 2015
Change in Interest Rates ($ in millions)	Instantaneous	Gradual (a)
-100 basis points	$(121)	$(4)
+100 basis points	1	8
+200 basis points	(23)	12

(a)	Gradual changes in interest rates are recognized over 12 months.
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
We maintain available liquidity in the form of cash, unencumbered highly liquid securities, and available credit facility capacity that, taken together, allows us to operate and to meet our contractual and contingent obligations in the event of market-wide disruptions and enterprise-specific events. The available liquidity is held at various entities and considers regulatory restrictions and tax implications that may limit our ability to transfer funds across entities. At June 30, 2015, we maintained $5.1 billion of total available parent company liquidity and $9.9 billion of total available liquidity at Ally Bank. Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. To optimize cash between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. At June 30, 2015, there was no debt outstanding under the intercompany loan agreement.
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
Ally Bank
Ally Bank gathers retail deposits directly from customers through direct banking via the internet, telephone, mobile, and mail channels. These retail deposits provide our Automotive Finance, Mortgage, and Corporate Finance operations with a stable and low-cost funding source. At June 30, 2015, Ally Bank had $61.7 billion of total external deposits, including $51.8 billion of retail deposits.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

At June 30, 2015, Ally Bank maintained cash liquidity of $2.8 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $6.9 billion. In addition, at June 30, 2015, Ally Bank had unused capacity in committed secured funding facilities of $235 million. Our ability to access unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges. To optimize cash between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to a five day notice period. Ally Bank had total available liquidity of $9.9 billion at June 30, 2015, while there was no debt outstanding on the intercompany loan.
Optimizing bank funding continues to be a key part of our long-term liquidity strategy. We have made significant progress in migrating asset originations to Ally Bank and growing our retail deposit base since becoming a BHC in December 2008. Retail deposit growth is a key driver of optimizing funding costs and reducing reliance on capital markets based funding. We believe deposits provide a stable, low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through both direct and indirect marketing channels. Current retail deposit offerings consist of a variety of products including certificates of deposit (CDs), savings accounts, money market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries. In the first six months of 2015 the deposit base at Ally Bank grew $3.8 billion, ending the quarter at $61.7 billion from $57.9 billion at December 31, 2014. The growth in deposits has been primarily attributable to our retail deposit portfolio, particularly within our savings and money market accounts. Strong retention rates continue to materially contribute to our growth in retail deposits. Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
The following table shows Ally Bank's number of accounts and deposit balances by type as of the end of each quarter since 2014.

($ in millions)	2nd Quarter 2015	1st Quarter 2015	4th Quarter 2014	3rd Quarter 2014	2nd Quarter 2014	1st Quarter 2014
Number of retail accounts	1,874,632	1,818,770	1,731,105	1,698,585	1,641,327	1,589,441
Deposits
Retail	$51,750	$50,633	$47,954	$46,718	$45,934	$45,193
Brokered	9,861	9,853	9,885	9,692	9,684	9,683
Other (a)	89	79	64	73	75	70
Total deposits	$61,700	$60,565	$57,903	$56,483	$55,693	$54,946

(a)	Other deposits include mortgage escrow and other deposits (excluding intercompany deposits).
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During the second quarter of 2015, Ally Bank completed one term securitization transaction backed by dealer floorplan notes that raised $675 million.
Securitization has proven to be a reliable and cost-effective funding source. Additionally, for retail automotive loans and lease notes, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset, creating an effective tool for managing interest rate and liquidity risk. We manage secured funding execution risk by maintaining a diverse investor base and available committed credit facility capacity. Ally Bank has exclusive access to a syndicated credit facility comprised of eighteen lenders that can fund automotive retail and dealer floorplan loans, as well as leases. During March 2015, this facility was renewed and increased to $4.5 billion with the maturity extended to March 2017. In June 2015, $1.25 billion of commitment was transferred from Ally Bank to AFI (parent company), which reduced the Ally Bank capacity to $3.25 billion. At June 30, 2015, the amount outstanding under this facility was $3.0 billion. Our ability to access the unused capacity in the secured facility depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges.
Ally Bank also has access to funding through advances with the FHLB. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans. As of June 30, 2015, Ally Bank had pledged $12.4 billion of assets and investment securities to the FHLB resulting in $8.2 billion in total funding capacity with $7.9 billion of debt outstanding.
In addition, Ally Bank has access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The financial instruments sold in repurchase agreements typically include U.S. government and federal agency, and investment-grade sovereign obligations. As of June 30, 2015, Ally Bank had no debt outstanding under repurchase agreements.
Additionally, Ally Bank has access to the Federal Reserve Bank Discount Window and can borrow funds to meet short-term liquidity demands. However, the Federal Reserve Bank is not a primary source of funding for day to day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. Ally Bank has assets pledged and restricted as collateral to the Federal Reserve Bank totaling $3.1 billion. Ally Bank had no debt outstanding with the Federal Reserve as of June 30, 2015.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Parent Company (Nonbank) Funding
At June 30, 2015, the parent company maintained liquid cash and equivalents in the amount of $2.6 billion as well as unencumbered highly liquid U.S. federal government and U.S. agency securities of $1.4 billion that can be used to obtain funding through repurchase agreements with third parties or outright sales. At June 30, 2015, the parent company had $2.0 billion debt outstanding under repurchase agreements. In addition, at June 30, 2015, the parent company had available liquidity from unused capacity in committed credit facilities of $1.1 billion. Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. The parent company's ability to access unused capacity in secured facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. Funding sources at the parent company generally consist of long-term unsecured debt, unsecured retail term notes, committed credit facilities, asset-backed securitizations, and a modest amount of short-term borrowings. To optimize cash and secured facility capacity between entities, the parent company may lend cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to a five day notice period. The parent company had total available liquidity of $5.1 billion at June 30, 2015, while there was no debt outstanding on the intercompany loan.
In the second quarter of 2015, we completed a dual tranche transaction through the unsecured debt capital markets totaling $1.4 billion. In addition, Ally Financial Inc. completed a tender offer to buy back $875 million of its high-coupon debt. We recorded a loss of $148 million on extinguishment of debt in the second quarter related to this transaction. We expect to continue accessing the unsecured debt capital markets as well as reducing our high-cost debt on an opportunistic basis.
In addition, we have short-term and long-term unsecured debt outstanding from retail term note programs. These programs generally consist of callable fixed-rate instruments with fixed-maturity dates. There were $387 million and $335 million of retail term notes outstanding at June 30, 2015, and December 31, 2014, respectively.
We also obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.4 billion at June 30, 2015, compared to $3.3 billion at December 31, 2014. Refer to Note 13 and Note 14 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.
Secured funding continues to be a significant source of financing at the parent company. The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At June 30, 2015, $18.4 billion of our $19.1 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of June 30, 2015, we had $14.6 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. The parent company's largest facility is a $9.25 billion revolving syndicated credit facility secured by automotive receivables. In March 2015, this facility was renewed by a syndicate of eighteen lenders for $8 billion and extended until March 2017. In June 2015, $1.25 billion of commitment was transferred from Ally Bank to AFI (parent company), which increased the parent company capacity to $9.25 billion. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At June 30, 2015, there was $9.25 billion outstanding under this facility. In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets.
During the second quarter of 2015, the parent company raised $1.4 billion through a public securitization transaction comprised of nonprime retail automotive loan collateral and the sale of retained secured notes.
At June 30, 2015, the parent company maintained exclusive access to $19.1 billion of committed secured credit facilities with outstanding debt of $18.1 billion.
Recent Funding Developments
During the first six months of 2015, we accessed the public and private markets to execute secured funding transactions, a whole-loan sale, unsecured funding transactions, and funding facility renewals totaling $22.1 billion. Key funding highlights from January 1, 2015 to date were as follows:

•
Ally Financial Inc. renewed, increased, and/or extended $12.5 billion in U.S. credit facilities. The automotive credit facility renewal amount includes the March 2015 refinancing of $12.5 billion in credit facilities at both the parent company and Ally Bank with a syndicate of eighteen lenders. The $12.5 billion capacity is secured by retail, lease, and dealer floorplan automotive assets and is allocated to two separate facilities; one is a $9.25 billion facility which is available to the parent company, while the other is a $3.25 billion facility available to Ally Bank. Both facilities mature in March 2017.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

•
Ally Financial Inc. continued to access the public and private term asset-backed securitization markets completing seven U.S. transactions that raised $4.7 billion, with $2.1 billion and $2.6 billion raised by Ally Bank and the parent company, respectively. In addition, Ally Bank raised $1.0 billion related to a whole-loan sale comprised of retail automotive loans.

•	Ally Financial Inc. accessed the unsecured debt capital markets in the first half of 2015 and raised $3.9 billion, including $1.4 billion in the second quarter of 2015.

•	In July 2015, Ally Bank raised $1.0 billion related to an off-balance sheet securitization backed by retail automotive loans.
Funding Sources
The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.

($ in millions)	Bank	Parent	Total	%
June 30, 2015
Secured financings	$25,693	$27,146	$52,839	38
Institutional term debt	—	18,856	18,856	14
Retail debt programs (a)	—	3,846	3,846	3
Total debt (b)	25,693	49,848	75,541	55
Deposits (c)	61,700	247	61,947	45
Total on-balance sheet funding	$87,393	$50,095	$137,488	100
December 31, 2014
Secured financings	$27,135	$20,732	$47,867	36
Institutional term debt	—	21,628	21,628	17
Retail debt programs (a)	—	3,673	3,673	3
Total debt (b)	27,135	46,033	73,168	56
Deposits (c)	57,903	319	58,222	44
Total on-balance sheet funding	$85,038	$46,352	$131,390	100

(a)	Includes $387 million and $335 million of Retail Term Notes at June 30, 2015 and December 31, 2014, respectively.

(b)	Excludes fair value adjustment as described in Note 22 to the Condensed Consolidated Financial Statements.

(c)	Bank deposits include retail, brokered, and other deposits. Parent deposits include dealer deposits. Intercompany deposits are not included.
Refer to Note 14 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at June 30, 2015.
Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Bank funding
Secured	$3,015	$3,250	$235	$250	$3,250	$3,500
Parent funding
Secured	18,062	15,030	1,060	3,425	19,122	18,455
Total committed facilities	$21,077	$18,280	$1,295	$3,675	$22,372	$21,955

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

Cash Flows
Net cash provided by operating activities was $1.7 billion for the six months ended June 30, 2015, compared to $1.5 billion for the same period in 2014. The increase is primarily due to an increase of cash inflows from other assets and higher levels of operating income, as well as lower cash outflows from other liabilities and interest payable. This is partially offset by a decrease in new originations and purchases of loans held-for-sale exceeding cash inflows from sales and repayments of such loans.
Net cash used by investing activities was $5.2 billion for the six months ended June 30, 2015, compared to $90 million cash provided by investing activities for the same period in 2014. The decrease is primarily due to a $4.0 billion decrease in net cash provided by sales, maturities and repayment of available-for-sale securities, net of purchases. Also contributing to the decrease was a $3.2 billion decrease in net cash provided by finance receivables and loans and a $1.6 billion decrease resulting from changes in restricted cash balances. This was

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

partially offset by an increase in net cash provided by net cash inflows from operating lease activity of $2.6 billion and $1.0 billion in proceeds from the sale of a business unit.
Net cash provided by financing activities for the six months ended June 30, 2015, was $3.7 billion, compared to $1.4 billion cash used in financing activities for the same period in 2014. The increase is primarily due to a net increase in short-term borrowings of $2.9 billion for the six months ended June 30, 2015 compared to repayments of $2.2 billion for the six months ended June 30, 2014. Also contributing to the increase was an increase in deposits of $1.0 billion. This was partially offset by an increase in dividends paid of $1.2 billion and the repurchase and redemption of preferred stock of $442 million in 2015.
Capital Planning and Stress Tests
As a BHC with $50 billion or more of consolidated assets, Ally is required to conduct periodic company-run stress tests, is subject to an annual supervisory stress test conducted by the Board of Governors of the Federal Reserve System (FRB), and must submit an annual capital plan to the FRB. In addition, as an insured state nonmember bank with $50 billion or more in total consolidated assets, Ally Bank is required to conduct annual company-run stress tests.
Ally’s capital plan must include a description of all planned capital actions over a nine-quarter planning horizon. The capital plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5.0% under baseline, adverse, and severely adverse economic scenarios, and serve as a source of strength to Ally Bank. The FRB must approve Ally's capital plan before Ally may take any capital action. Even with an approved capital plan, Ally must seek the approval of the FRB before making a capital distribution if, among other factors, Ally would not meet its regulatory capital requirements after making the proposed capital distribution.
On January 5, 2015, Ally submitted the results of its semi-annual stress test and its proposed capital actions to the FRB, and Ally Bank submitted the results of its annual company-run stress test to the Federal Deposit Insurance Corporation. On March 6, 2015, Ally and Ally Bank publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On March 11, 2015, Ally received a non-objection to its capital plan from the FRB, including the proposed capital actions contained in its submission. As a result, we redeemed $1.3 billion in Series G preferred securities in April 2015, and repurchased $325 million in Series A preferred securities in May 2015.
The remaining capital actions associated with the previously submitted capital plan are intended to occur during the remainder of 2015 and 2016 including the use of capital to repurchase additional high-cost unsecured debt as part of our ALM initiatives. Subject to a variety of factors, including a non-objection from our regulators, Ally may redeem additional preferred securities in 2015.
On July 6, 2015, Ally submitted to the FRB the results of our company-run mid-year stress test conducted under multiple macroeconomic scenarios. We disclosed the results of this stress test under the most severe scenario on July 15, 2015 in accordance with regulatory requirements.
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

Rating agency	Short-term	Senior unsecured debt	Outlook	Date of last action
Fitch	B	BB+	Stable	April 8, 2015 (a)
Moody’s	Not Prime	B1	Positive	July 14, 2014 (b)
S&P	B	BB+	Stable	December 12, 2014 (c)
DBRS	R-4	BB (High)	Positive	May 18, 2015 (d)

(a)	Fitch affirmed our senior unsecured debt rating of BB+, affirmed our short term rating of B and maintained a Stable outlook on April 8, 2015.

(b)
Moody's affirmed our corporate family rating of Ba3, senior unsecured debt rating of B1, and short-term rating of Not Prime and changed the outlook to Positive on July 14, 2014. Effective December 1, 2014, we determined to not renew our contractual arrangement with Moody's related to their providing of our corporate family, senior debt, and short-term ratings. Notwithstanding this, Moody's has determined to continue to provide these ratings on a discretionary basis. However, Moody's has no obligation to continue to provide these ratings, and could cease doing so at any time.

(c)	Standard & Poor's upgraded our senior unsecured debt rating to BB+ from BB and affirmed our short term rating of B on December 12, 2014.

(d)	DBRS upgraded our senior unsecured debt rating to BB (High) from BB, confirmed our short term rating of R-4, and maintained a Positive trend on all ratings on May 18, 2015.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance Financial Strength Ratings
Substantially all of our Insurance operations have a Financial Strength Rating (FSR) and an Issuer Credit Rating (ICR) from the A.M. Best Company. The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to policyholders. Lower ratings generally result in fewer opportunities to write business as insureds, particularly large commercial insureds, and insurance companies purchasing reinsurance have guidelines requiring high FSR ratings. On May 22, 2015, A.M. Best affirmed the FSR of
B++ (good) and affirmed the ICR of bbb+.
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
Net Interest Margin Table
The following tables present an analysis of net yield on interest-earning assets (or net interest margin) excluding discontinued operations for the periods shown.

	2015			2014			Increase (decrease) due to (a)
Three months ended June 30, ($ in millions)	Average balance (b)	Interest income/ Interest expense	Yield/ rate	Average balance (b)	Interest income/ Interest expense	Yield/ rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$4,013	$2	0.20%	$3,863	$1	0.10%	$—	$1	$1
Federal funds sold and securities purchased under resale agreements	1	—	—	—	—	—	—	—	—
Investment securities (c)	17,078	86	2.02	15,578	86	2.21	8	(8)	—
Loans held-for-sale, net	1,493	14	3.76	26	1	15.43	15	(2)	13
Finance receivables and loans, net (d) (e)	101,962	1,118	4.40	100,159	1,124	4.50	20	(26)	(6)
Investment in operating leases, net (f)	18,520	297	6.43	18,544	375	8.11	—	(78)	(78)
Total interest-earning assets	143,067	1,517	4.25	138,170	1,587	4.61	43	(113)	(70)
Noninterest-bearing cash and cash equivalents	1,337			1,550
Other assets (g)	9,670			11,306
Allowance for loan losses	(953)			(1,201)
Total assets	$153,121			$149,825
Liabilities
Interest-bearing deposit liabilities	$61,242	$177	1.16%	$55,556	$166	1.20%	16	(5)	11
Short-term borrowings	6,057	12	0.79	6,149	13	0.85	—	(1)	(1)
Long-term debt (e) (h) (i)	66,551	419	2.53	67,727	549	3.25	(9)	(121)	(130)
Total interest-bearing liabilities (e) (h) (j)	133,850	608	1.82	129,432	728	2.26	7	(127)	(120)
Noninterest-bearing deposit liabilities	81			70
Total funding sources (h) (k)	133,931	608	1.82	129,502	728	2.25
Other liabilities (l)	4,538			5,661
Total liabilities	138,469			135,163
Total equity	14,652			14,662
Total liabilities and equity	$153,121			$149,825
Net financing revenue		$909			$859		$36	$14	$50
Net interest spread (m)			2.43%			2.35%
Net interest spread excluding original issue discount (m)			2.48%			2.52%
Net interest spread excluding original issue discount and including noninterest-bearing deposit liabilities (m)			2.48%			2.52%
Net yield on interest-earning assets (n)			2.55%			2.49%
Net yield on interest-earning assets excluding original issue discount (n)			2.58%			2.63%

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes equity investments with an average balance of $1,037 million and $889 million at June 30, 2015 and 2014, respectively, and related income on equity investments of $7 million during the three months ended June 30, 2015 and 2014, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K.

(e)	Includes the effects of derivative financial instruments designated as hedges.

(f)
Includes remarketing gains of $108 million and $168 million during the three months ended June 30, 2015 and 2014, respectively. Excluding these gains on sale, the annualized yield would be 4.09% and 4.48% at June 30, 2015 and 2014, respectively.

(g)	Includes average balances of assets of discontinued operations.

(h)
Average balance includes $1,334 million and $1,463 million related to original issue discount (OID) at June 30, 2015 and 2014, respectively. Interest expense includes OID amortization of $11 million and $46 million during the three months ended June 30, 2015 and 2014, respectively.

(i)	Excluding OID, the rate on long-term debt was 2.41% and 2.92% at June 30, 2015 and 2014, respectively.

(j)	Excluding OID, the rate on total interest-bearing liabilities was 1.77% and 2.09% at June 30, 2015 and 2014, respectively.

(k)	Excluding OID, the rate on total funding sources was 1.77% and 2.09% at June 30, 2015 and 2014, respectively.

(l)	Includes average balances of liabilities of discontinued operations.

(m)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(n)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2015			2014			Increase (decrease) due to (a)
Six months ended June 30, ($ in millions)	Average balance (b)	Interest income/ Interest expense	Yield/ rate	Average balance (b)	Interest income/ Interest expense	Yield/ rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$4,206	$4	0.19%	$4,579	$4	0.18%	$—	$—	$—
Federal funds sold and securities purchased under resale agreements	4	—	—	—	—	—	—	—	—
Investment securities (c)	16,494	169	2.07	15,645	176	2.27	10	(17)	(7)
Loans held-for-sale, net	1,719	38	4.46	18	1	11.20	39	(2)	37
Finance receivables and loans, net (d) (e)	100,412	2,192	4.40	99,606	2,231	4.52	18	(57)	(39)
Investment in operating leases, net (f)	18,960	571	6.07	18,272	703	7.76	26	(158)	(132)
Total interest-earning assets	141,795	2,974	4.23	138,120	3,115	4.55	93	(234)	(141)
Noninterest-bearing cash and cash equivalents	1,580			1,495
Other assets (g)	9,731			11,596
Allowance for loan losses	(961)			(1,203)
Total assets	$152,145			$150,008
Liabilities
Interest-bearing deposit liabilities	$60,321	$349	1.17%	$54,883	$329	1.21%	31	(11)	20
Short-term borrowings	6,168	23	0.75	6,395	28	0.88	(1)	(4)	(5)
Long-term debt (e) (h) (i)	65,863	848	2.60	68,375	1,083	3.19	(38)	(197)	(235)
Total interest-bearing liabilities (e) (h) (j)	132,352	1,220	1.86	129,653	1,440	2.24	(8)	(212)	(220)
Noninterest-bearing deposit liabilities	77			67
Total funding sources (h) (k)	132,429	1,220	1.86	129,720	1,440	2.24
Other liabilities (l)	4,548			5,791
Total liabilities	136,977			135,511
Total equity	15,168			14,497
Total liabilities and equity	$152,145			$150,008
Net financing revenue		$1,754			$1,675		$101	$(22)	$79
Net interest spread (m)			2.37%			2.31%
Net interest spread excluding original issue discount (m)			2.42%			2.47%
Net interest spread excluding original issue discount and including noninterest-bearing deposit liabilities (m)			2.42%			2.48%
Net yield on interest-earning assets (n)			2.49%			2.45%
Net yield on interest-earning assets excluding original issue discount (n)			2.52%			2.58%

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes equity investments with an average balance of $943 million and $907 million at June 30, 2015 and 2014, respectively, and related income on equity investments of $12 million during the six months ended June 30, 2015 and 2014, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K.

(e)	Includes the effects of derivative financial instruments designated as hedges.

(f)
Includes remarketing gains of $178 million and $277 million during the six months ended June 30, 2015 and 2014, respectively. Excluding these gains on sale, the annualized yield would be 4.18% and 4.70% at June 30, 2015 and 2014, respectively.

(g)	Includes average balances of assets of discontinued operations.

(h)
Average balance includes $1,339 million and $1,486 million related to original issue discount (OID) at June 30, 2015 and 2014, respectively. Interest expense includes OID amortization of $21 million and $90 million during the six months ended June 30, 2015 and 2014, respectively.

(i)	Excluding OID, the rate on long-term debt was 2.48% and 2.87% at June 30, 2015 and 2014, respectively.

(j)	Excluding OID, the rate on total interest-bearing liabilities was 1.81% and 2.08% at June 30, 2015 and 2014, respectively.

(k)	Excluding OID, the rate on total funding sources was 1.81% and 2.07% at June 30, 2015 and 2014, respectively.

(l)	Includes average balances of liabilities of discontinued operations.

(m)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(n)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

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
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors described in our 2014 Annual Report on Form 10-K and subsequent quarterly report on Form 10-Q for the three months ended March 31, 2015.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases Under Share-Based Incentive Plans
The following table presents repurchases of our common stock, by month, for the three months ended June 30, 2015. All repurchases reflected below include only shares of common stock that were withheld to cover income taxes owed by participants in our share-based incentive plans.

Three months ended June 30, 2015	Total number of shares repurchased	Weighted-average price paid per share
April 2015	511	$20.61
May 2015	568	20.17
June 2015	6,572	22.73
Total	7,651	$22.40
Repurchases of Equity Securities Under Repurchase Programs
The following table presents repurchases of our Series A preferred stock, by month, for the three months ended June 30, 2015. On
April 23, 2015, we announced a tender offer to purchase up to 13,000,000 shares of our outstanding Series A preferred stock for $26.65 per Series A share. This offer expired on May 20, 2015.

Three months ended June 30, 2015	Total number of shares repurchased	Weighted-average price paid per share	Total number of shares repurchased as part of publicly announced plans or programs	Number of shares that may yet be repurchased under the plan or programs
April 2015	—	$—	—	13,000,000
May 2015	13,000,000	26.65	13,000,000	—
June 2015	—	—	—	—
Total	13,000,000	$26.65	13,000,000	—
Item 3.     Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of July, 2015.

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