Form 10-Q
period 2015-09-30
Ally Financial Inc.
filed 2015-10-29
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015, or

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
Yes ☐                    No ☑
At October 28, 2015, the number of shares outstanding of the Registrant’s common stock was 481,752,179 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,166	$1,114	$3,358	$3,345
Interest on loans held-for-sale	2	—	40	1
Interest and dividends on available-for-sale investment securities	102	94	283	282
Interest on cash and cash equivalents	2	2	6	6
Operating leases	830	899	2,586	2,653
Total financing revenue and other interest income	2,102	2,109	6,273	6,287
Interest expense
Interest on deposits	181	166	530	495
Interest on short-term borrowings	13	12	36	40
Interest on long-term debt	410	493	1,258	1,576
Total interest expense	604	671	1,824	2,111
Depreciation expense on operating lease assets	528	549	1,713	1,600
Net financing revenue	970	889	2,736	2,576
Other revenue
Servicing fees	12	6	32	22
Insurance premiums and service revenue earned	236	246	706	736
(Loss) gain on mortgage and automotive loans, net	(2)	—	45	6
Loss on extinguishment of debt	—	—	(354)	(46)
Other gain on investments, net	6	45	106	129
Other income, net of losses	80	78	251	214
Total other revenue	332	375	786	1,061
Total net revenue	1,302	1,264	3,522	3,637
Provision for loan losses	211	102	467	302
Noninterest expense
Compensation and benefits expense	235	241	726	710
Insurance losses and loss adjustment expenses	61	97	239	353
Other operating expenses	378	404	1,128	1,213
Total noninterest expense	674	742	2,093	2,276
Income from continuing operations before income tax expense	417	420	962	1,059
Income tax expense from continuing operations	144	127	341	285
Net income from continuing operations	273	293	621	774
(Loss) income from discontinued operations, net of tax	(5)	130	405	199
Net income	268	423	1,026	973
Other comprehensive income (loss), net of tax	61	(55)	(56)	126
Comprehensive income	$329	$368	$970	$1,099
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
(in dollars) (a)	2015	2014	2015	2014
Basic earnings per common share
Net income (loss) from continuing operations	$0.49	$0.47	$(1.52)	$1.19
(Loss) income from discontinued operations, net of tax	(0.01)	0.27	0.84	0.41
Net income (loss)	$0.48	$0.74	$(0.68)	$1.60
Diluted earnings per common share
Net income (loss) from continuing operations	$0.49	$0.47	$(1.52)	$1.19
(Loss) income from discontinued operations, net of tax	(0.01)	0.27	0.84	0.41
Net income (loss)	$0.47	$0.74	$(0.68)	$1.60

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 18 for additional earnings per share information, including the impact of preferred stock dividends recognized in connection with the partial redemption of the Series G Preferred Stock and the repurchase of the Series A Preferred Stock. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents
Noninterest-bearing	$1,666	$1,348
Interest-bearing	3,561	4,228
Total cash and cash equivalents	5,227	5,576
Investment securities (Refer to Note 5 for discussion of investment securities pledged as collateral)	18,758	16,137
Loans held-for-sale, net	37	2,003
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	107,991	99,948
Allowance for loan losses	(1,018)	(977)
Total finance receivables and loans, net	106,973	98,971
Investment in operating leases, net	17,292	19,510
Premiums receivable and other insurance assets	1,794	1,695
Other assets	6,024	7,302
Assets of operations held-for-sale	—	634
Total assets	$156,105	$151,828
Liabilities
Deposit liabilities
Noninterest-bearing	$91	$64
Interest-bearing	63,950	58,158
Total deposit liabilities	64,041	58,222
Short-term borrowings	5,378	7,062
Long-term debt	67,461	66,558
Interest payable	437	477
Unearned insurance premiums and service revenue	2,438	2,375
Accrued expenses and other liabilities	1,751	1,735
Total liabilities	141,506	136,429
Contingencies (refer to Note 26)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 482,552,750 and 480,136,039; and outstanding 481,750,247 and 480,094,891)	21,082	21,038
Preferred stock	813	1,255
Accumulated deficit	(7,158)	(6,828)
Accumulated other comprehensive loss	(122)	(66)
Treasury stock, at cost (802,503 shares)	(16)	—
Total equity	14,599	15,399
Total liabilities and equity	$156,105	$151,828
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

($ in millions)	September 30, 2015	December 31, 2014
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$27,165	$30,081
Allowance for loan losses	(191)	(179)
Total finance receivables and loans, net	26,974	29,902
Investment in operating leases, net	5,916	5,595
Other assets	1,410	2,010
Total assets	$34,300	$37,507
Liabilities
Long-term debt	$21,946	$24,343
Accrued expenses and other liabilities	27	173
Total liabilities	$21,973	$24,516
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit		Accumulated other comprehensive (loss) income	Treasury stock	Total equity
Balance at January 1, 2014	$20,939	$1,255	$(7,710)		$(276)	$—	$14,208
Net income			973				973
Preferred stock dividends			(200)				(200)
Share-based compensation	83						83
Other comprehensive income					126		126
Balance at September 30, 2014	$21,022	$1,255	$(6,937)		$(150)	$—	$15,190
Balance at January 1, 2015	$21,038	$1,255	$(6,828)		$(66)	$—	$15,399
Net income			1,026				1,026
Preferred stock dividends			(1,356)	(a)			(1,356)
Series A preferred stock repurchase		(325)					(325)
Series G preferred stock redemption		(117)					(117)
Share-based compensation	44						44
Other comprehensive loss					(56)		(56)
Share repurchases related to employee stock-based compensation awards						(16)	(16)
Balance at September 30, 2015	$21,082	$813	$(7,158)		$(122)	$(16)	$14,599

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

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2015	2014
Operating activities
Net income	$1,026	$973
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	2,130	2,133
Provision for loan losses	467	302
Gain on mortgage and automotive loans, net	(45)	(6)
Other gain on investments, net	(106)	(129)
Loss on extinguishment of debt	354	46
Originations and purchases of loans held-for-sale	(1,594)	—
Proceeds from sales and repayments of loans originated as held-for-sale	1,580	59
Impairment and settlement related to Residential Capital, LLC	—	(150)
(Gain) loss on sale of subsidiaries, net	(452)	7
Net change in
Deferred income taxes	406	174
Interest payable	(40)	(346)
Other assets	528	42
Other liabilities	(212)	(529)
Other, net	(88)	(118)
Net cash provided by operating activities	3,954	2,458
Investing activities
Purchases of available-for-sale securities	(10,011)	(4,117)
Proceeds from sales of available-for-sale securities	4,408	2,974
Proceeds from maturities and repayment of available-for-sale securities	3,141	1,877
Net increase in finance receivables and loans	(9,175)	(1,267)
Proceeds from sales of finance receivables and loans	2,665	1,557
Purchases of operating lease assets	(3,423)	(7,770)
Disposals of operating lease assets	3,855	4,505
Proceeds from sale of business units, net (a)	1,049	47
Net change in restricted cash	489	2,128
Other, net	(17)	71
Net cash (used in) provided by investing activities	(7,019)	5
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2015	2014
Financing activities
Net change in short-term borrowings	(1,692)	(3,298)
Net increase in deposits	5,819	3,501
Proceeds from issuance of long-term debt	23,844	18,942
Repayments of long-term debt	(23,454)	(21,239)
Repurchase and redemption of preferred stock	(442)	—
Dividends paid on preferred stock	(1,356)	(200)
Net cash provided by (used in) financing activities	2,719	(2,294)
Effect of exchange-rate changes on cash and cash equivalents	(3)	(1)
Net (decrease) increase in cash and cash equivalents	(349)	168
Cash and cash equivalents at beginning of year	5,576	5,531
Cash and cash equivalents at September 30,	$5,227	$5,699
Supplemental disclosures
Cash paid for
Interest	$1,825	$2,380
Income taxes	95	13
Noncash items
Finance receivables and loans transferred to loans held-for-sale	777	1,602
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	61	29

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
The Condensed Consolidated Financial Statements at September 30, 2015, and for the three months and nine months ended September 30, 2015, and 2014, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related notes) included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed on February 27, 2015, with the U.S. Securities and Exchange Commission (SEC).
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
Recently Adopted Accounting Standards
Receivables — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04)
As of January 1, 2015, we adopted ASU (Accounting Standards Update) 2014-04. The amendments in this ASU clarify the timing for which an entity should reclassify a loan that has been foreclosed or where an in substance repossession has occurred to real estate owned. The guidance requires a reclassification to occur when the entity obtains legal title upon completion of foreclosure or the borrower conveys all interest in the residential real estate property to the entity to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. In addition, the ASU clarifies that redemption rights of the borrower should be ignored for purposes of determining whether legal title has transferred. We adopted the guidance utilizing a modified retrospective approach. The adoption of this guidance did not have a material effect on our consolidated financial condition or results of operations.
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
Recently Issued Accounting Standards
Revenue from Contracts with Customers (ASU 2014-09) and Revenue from Contracts with Customers — Deferral of the Effective Date (ASU 2015-14)
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09. The purpose of this guidance is to streamline and consolidate existing revenue recognition principles in GAAP and to converge revenue recognition principles with International Financial Reporting Standards (IFRS). The core principle of the amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the main principle, guidance on the accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. As originally issued, the amendments in ASU 2014-09 were to be effective for us beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the guidance for us until January 1, 2018, and permitted early adoption as of the original effective date in ASU 2014-09. The amendments to the revenue recognition principles can be applied on adoption either through a full retrospective application or on a modified basis with a cumulative effect adjustment on the date of initial adoption with certain practical expedients. Management is assessing the impact of the adoption of this guidance.
Consolidation — Amendments to the Consolidation Analysis (ASU 2015-02)
In February 2015, the FASB issued ASU 2015-02. The amendments in this update modify the requirements of consolidation with respect to entities that are or are similar in nature to limited partnerships or are variable interest entities (VIEs). For entities that are or are similar to limited partnerships, the guidance clarifies the evaluation of kick-out rights, removes the presumption that the general partner will consolidate and generally states that such entities will be presumed to be VIEs unless proven otherwise. For VIEs, the guidance modifies the analysis related to the evaluation of servicing fees, excludes servicing fees that are deemed commensurate with the level of service required from the determination of the primary beneficiary and clarifies certain considerations related to the consolidation analysis when performing a related party assessment. The amendments are effective for us on January 1, 2016, with early adoption permitted. The amendments can be applied either through a full retrospective application or on a modified retrospective basis with a cumulative effect adjustment on the date of initial adoption. Based on our preliminary assessment within our ongoing implementation efforts, we are not anticipating a material impact to our consolidated financial condition or results of operations upon adoption.
Imputation of Interest — Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03) and Imputation of Interest — Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15)
In April 2015, the FASB issued ASU 2015-03. The amendments in this update require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently debt issuance costs are presented as a deferred charge and are therefore presented as an asset. The recognition and measurement requirements will not change as a result of this guidance. Additionally, in August 2015, the FASB issued ASU 2015-15 which codified comments made by the SEC that costs associated with revolving lines of credit may continue to be presented as an asset subsequent to the adoption of the guidance in ASU 2015-03. The amendments in ASU 2015-03 are effective for us on January 1, 2016, with early adoption permitted. The amendments must be applied with retrospective application, with each balance sheet period presented showing the impacts of applying the guidance. The guidance is not expected to have a material impact to our consolidated financial condition or results of operations.

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
On January 2, 2015, the sale of our interest in the motor vehicle finance joint venture in China was completed and an after-tax gain of approximately $400 million was recorded. The tax expense included in this gain was reduced by the release of the valuation allowance on our capital loss carryforward deferred tax asset that was utilized to offset capital gains stemming from this sale.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Select Automotive Finance operations
Total net revenue	$—	$29	$—	$95
Pretax (loss) income including direct costs to transact a sale (a)	(1)	46	452	101
Tax expense (b)	3	—	68	4
Other operations
Pretax (loss) income	$(1)	$5	$19	$25
Tax benefit	—	(79)	(2)	(77)

(a)	Includes certain treasury and other corporate activity recognized by Corporate and Other.

(b)	Includes certain income tax activity recognized by Corporate and Other.
Held-for-sale Operations
Assets of operations held-for-sale consisted of $634 million in other assets at December 31, 2014 related to the joint venture in China that was sold to GMF on January 2, 2015. No held-for-sale operations remain at September 30, 2015.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

3.     Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Remarketing fees	$25	$28	$78	$85
Late charges and other administrative fees	23	23	66	66
Income from equity-method investments	11	5	48	13
Other, net	21	22	59	50
Total other income, net of losses	$80	$78	$251	$214
4.     Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Insurance commissions	$95	$95	$283	$279
Technology and communications	65	77	198	255
Lease and loan administration	31	32	92	92
Advertising and marketing	26	27	80	81
Professional services	23	20	68	73
Premises and equipment depreciation	20	23	62	61
Regulatory and licensing fees	18	23	59	69
Vehicle remarketing and repossession	20	22	56	61
Occupancy	13	12	38	34
Non-income taxes	11	12	26	32
Other	56	61	166	176
Total other operating expenses	$378	$404	$1,128	$1,213

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

5.     Investment Securities
Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows.

	September 30, 2015				December 31, 2014
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,805	$5	$(1)	$1,809	$1,195	$1	$(18)	$1,178
U.S. States and political subdivisions	635	17	(1)	651	389	17	—	406
Foreign government	176	8	—	184	224	8	—	232
Mortgage-backed residential (a)	11,560	130	(76)	11,614	10,431	119	(125)	10,425
Mortgage-backed commercial	519	—	(2)	517	254	—	(1)	253
Asset-backed	1,947	6	(2)	1,951	1,989	5	(3)	1,991
Corporate debt	1,043	13	(9)	1,047	734	14	(2)	746
Total debt securities (b) (c)	17,685	179	(91)	17,773	15,216	164	(149)	15,231
Equity securities	1,097	1	(113)	985	891	49	(34)	906
Total available-for-sale securities	$18,782	$180	$(204)	$18,758	$16,107	$213	$(183)	$16,137

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $8,536 million and $7,557 million at September 30, 2015, and December 31, 2014, respectively.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. Amounts deposited totaled $15 million at both September 30, 2015, and December 31, 2014.

(c)
Investment securities with a fair value of $1,702 million and $801 million at September 30, 2015, and December 31, 2014, were pledged to secure short-term borrowings or repurchase agreements and for other purposes as required by contractual obligation or law. Under these agreements, Ally has granted the counterparty the right to sell or pledge the underlying investment securities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2015
Fair value of available-for-sale debt securities
U.S. Treasury and federal agencies	$1,809	1.6%	$7	5.0%	$905	1.2%	$897	2.1%	$—	—%
U.S. States and political subdivisions	651	3.3	53	2.2	48	2.2	130	2.9	420	3.7
Foreign government	184	2.6	9	1.4	82	2.7	93	2.7	—	—
Mortgage-backed residential	11,614	2.8	—	—	38	2.1	40	2.5	11,536	2.8
Mortgage-backed commercial	517	1.9	—	—	—	—	3	2.7	514	1.9
Asset-backed	1,951	2.1	4	1.4	1,189	2.0	553	2.4	205	2.2
Corporate debt	1,047	2.9	48	3.1	601	2.5	368	3.3	30	5.5
Total available-for-sale debt securities	$17,773	2.6	$121	2.6	$2,863	1.9	$2,084	2.5	$12,705	2.8
Amortized cost of available-for-sale debt securities	$17,685		$120		$2,854		$2,067		$12,644
December 31, 2014
Fair value of available-for-sale debt securities
U.S. Treasury and federal agencies	$1,178	1.5%	$7	3.0%	$677	1.2%	$494	1.9%	$—	—%
U.S. States and political subdivisions	406	3.7	34	1.9	12	2.1	106	3.0	254	4.3
Foreign government	232	2.7	—	—	128	2.5	104	2.9	—	—
Mortgage-backed residential	10,425	2.6	34	3.1	58	2.1	—	—	10,333	2.6
Mortgage-backed commercial	253	1.5	—	—	30	1.8	—	—	223	1.4
Asset-backed	1,991	1.9	—	—	1,311	1.9	463	2.0	217	2.2
Corporate debt	746	3.2	33	3.1	460	2.7	216	3.8	37	5.6
Total available-for-sale debt securities	$15,231	2.5	$108	2.7	$2,676	1.9	$1,383	2.4	$11,064	2.6
Amortized cost of available-for-sale debt securities	$15,216		$108		$2,674		$1,374		$11,060

(a)	Actual maturities may differ from contractual maturities due to call or prepayment options.
The balances of cash equivalents were $1.3 billion and $2.0 billion at September 30, 2015, and December 31, 2014, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents interest and dividends on available-for-sale securities.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Taxable interest	$90	$87	$252	$256
Taxable dividends	7	6	18	18
Interest and dividends exempt from U.S. federal income tax	5	1	13	8
Interest and dividends on available-for-sale securities	$102	$94	$283	$282

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Gross realized gains	$28	$48	$134	$150
Gross realized losses	(11)	(3)	(14)	(11)
Other-than-temporary impairment	(11)	—	(14)	(10)
Other gain on investments, net	$6	$45	$106	$129
Certain available-for-sale securities were sold at a loss in 2015 and 2014 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security), in accordance with our risk management policies and practices. The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology that was applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of September 30, 2015, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of September 30, 2015, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at September 30, 2015. Refer to Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	September 30, 2015				December 31, 2014
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$220	$—	$373	$(1)	$297	$(3)	$859	$(15)
U.S. States and political subdivisions	173	(1)	—	—	50	—	—	—
Foreign government	9	—	—	—	—	—	—	—
Mortgage-backed	1,731	(11)	2,517	(67)	1,172	(10)	3,098	(116)
Asset-backed	696	(2)	24	—	819	(3)	8	—
Corporate debt	449	(8)	10	(1)	132	(2)	11	—
Total temporarily impaired debt securities	3,278	(22)	2,924	(69)	2,470	(18)	3,976	(131)
Temporarily impaired equity securities	793	(84)	68	(29)	231	(24)	40	(10)
Total temporarily impaired available-for-sale securities	$4,071	$(106)	$2,992	$(98)	$2,701	$(42)	$4,016	$(141)

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
The composition of loans held-for-sale, net, was as follows.

($ in millions)	September 30, 2015	December 31, 2014
Consumer automotive	$—	$1,515
Consumer mortgage	—	452
Commercial and industrial — Other	37	36
Total loans held-for-sale, net	$37	$2,003
7.     Finance Receivables and Loans, Net
The composition of finance receivables and loans, net, reported at carrying value before allowance for loan losses was as follows.

($ in millions)	September 30, 2015	December 31, 2014
Consumer automotive (a)	$63,610	$56,570
Consumer mortgage (b)(c)	9,770	7,474
Commercial
Commercial and industrial
Automotive	29,020	30,871
Other	2,289	1,882
Commercial real estate — Automotive	3,302	3,151
Total commercial	34,611	35,904
Total finance receivables and loans (d)	$107,991	$99,948

(a)
Includes $107 million and $35 million of fair value adjustment for loans in hedge accounting relationships at September 30, 2015, and December 31, 2014, respectively. Refer to Note 20 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $1.0 billion and $1.2 billion at September 30, 2015, and December 31, 2014, respectively, 8% of which are expected to start principal amortization in the remainder of 2015, 33% in 2016, 21% in 2017, 2% in 2018, and 4% thereafter.

(c)	Includes consumer mortgages at a fair value of $1 million at both September 30, 2015, and December 31, 2014, as a result of fair value option election.

(d)
Totals include a net increase of $43 million at September 30, 2015, compared to a net reduction of $266 million at December 31, 2014, for unearned income, unamortized premiums and discounts, and deferred fees and costs.

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended September 30, 2015 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at July 1, 2015	$767	$119	$88	$974
Charge-offs	(220)	(10)	(1)	(231)
Recoveries	64	4	2	70
Net charge-offs	(156)	(6)	1	(161)
Provision for loan losses	200	6	5	211
Other (a)	(7)	—	1	(6)
Allowance at September 30, 2015	$804	$119	$95	$1,018

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended September 30, 2014 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at July 1, 2014	$729	$302	$140	$1,171
Charge-offs	(188)	(13)	—	(201)
Recoveries	51	1	—	52
Net charge-offs	(137)	(12)	—	(149)
Provision for loan losses	112	(7)	(3)	102
Other (a)	(11)	—	—	(11)
Allowance at September 30, 2014	$693	$283	$137	$1,113

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Nine months ended September 30, 2015 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2015	$685	$152	$140	$977
Charge-offs	(579)	(41)	(1)	(621)
Recoveries	195	12	3	210
Net charge-offs	(384)	(29)	2	(411)
Provision for loan losses	510	4	(47)	467
Other (a)	(7)	(8)	—	(15)
Allowance at September 30, 2015	$804	$119	$95	$1,018
Allowance for loan losses at September 30, 2015
Individually evaluated for impairment	$22	$48	$19	$89
Collectively evaluated for impairment	782	71	76	929
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at historical cost at September 30, 2015
Ending balance	$63,610	$9,769	$34,611	$107,990
Individually evaluated for impairment	285	268	75	628
Collectively evaluated for impairment	63,325	9,501	34,536	107,362
Loans acquired with deteriorated credit quality	—	—	—	—

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Nine months ended September 30, 2014 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2014	$673	$389	$146	$1,208
Charge-offs	(511)	(38)	(5)	(554)
Recoveries	170	6	11	187
Net charge-offs	(341)	(32)	6	(367)
Provision for loan losses	372	(55)	(15)	302
Other (a)	(11)	(19)	—	(30)
Allowance at September 30, 2014	$693	$283	$137	$1,113
Allowance for loan losses at September 30, 2014
Individually evaluated for impairment	$25	$180	$15	$220
Collectively evaluated for impairment	668	103	122	893
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at historical cost at September 30, 2014
Ending balance	$58,675	$7,594	$33,248	$99,517
Individually evaluated for impairment	289	904	73	1,266
Collectively evaluated for impairment	58,384	6,690	33,175	98,249
Loans acquired with deteriorated credit quality	2	—	—	2

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about significant sales of finance receivables and loans recorded at historical cost and transfers of finance receivables and loans from held-for-investment to held-for-sale.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Consumer automotive	$704	$1,562	$704	$1,562
Consumer mortgage	2	—	75	40
Commercial	1	—	1	—
Total sales and transfers	$707	$1,562	$780	$1,602
The following table presents information about significant purchases of finance receivables and loans.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Consumer automotive	$272	$—	$272	$—
Consumer mortgage	990	83	3,640	98
Total purchases of finance receivables and loans	$1,262	$83	$3,912	$98
The following table presents an analysis of our past due finance receivables and loans, net, recorded at historical cost reported at carrying value before allowance for loan losses.

($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
September 30, 2015
Consumer automotive	$1,439	$310	$180	$1,929	$61,681	$63,610
Consumer mortgage	101	19	88	208	9,561	9,769
Commercial
Commercial and industrial
Automotive	—	—	6	6	29,014	29,020
Other	—	—	—	—	2,289	2,289
Commercial real estate — Automotive	—	—	—	—	3,302	3,302
Total commercial	—	—	6	6	34,605	34,611
Total consumer and commercial	$1,540	$329	$274	$2,143	$105,847	$107,990
December 31, 2014
Consumer automotive	$1,340	$293	$164	$1,797	$54,773	$56,570
Consumer mortgage	76	25	124	225	7,248	7,473
Commercial
Commercial and industrial
Automotive	—	9	—	9	30,862	30,871
Other	—	—	—	—	1,882	1,882
Commercial real estate — Automotive	—	—	—	—	3,151	3,151
Total commercial	—	9	—	9	35,895	35,904
Total consumer and commercial	$1,416	$327	$288	$2,031	$97,916	$99,947

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the carrying value before allowance for loan losses of our finance receivables and loans recorded at historical cost on nonaccrual status.

($ in millions)	September 30, 2015	December 31, 2014
Consumer automotive	$413	$386
Consumer mortgage	149	177
Commercial
Commercial and industrial
Automotive	26	32
Other	45	46
Commercial real estate — Automotive	4	4
Total commercial	75	82
Total consumer and commercial finance receivables and loans	$637	$645
Management performs ongoing analysis of the consumer automotive, consumer mortgage, and commercial portfolios using a range of credit quality indicators to assess the adequacy of the allowance for loan losses based on historical and current trends. The following tables present the population of loans by quality indicators for our consumer automotive, consumer mortgage, and commercial portfolios.
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

	September 30, 2015			December 31, 2014
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$63,197	$413	$63,610	$56,184	$386	$56,570
Consumer mortgage	9,620	149	9,769	7,296	177	7,473
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	September 30, 2015			December 31, 2014
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automotive	$27,423	$1,597	$29,020	$29,150	$1,721	$30,871
Other	1,856	433	2,289	1,509	373	1,882
Commercial real estate — Automotive	3,156	146	3,302	3,015	136	3,151
Total commercial	$32,435	$2,176	$34,611	$33,674	$2,230	$35,904

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about our impaired finance receivables and loans recorded at historical cost.

($ in millions)	Unpaid principal balance	Carrying value before allowance	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
September 30, 2015
Consumer automotive	$285	$285	$—	$285	$22
Consumer mortgage	271	268	63	205	48
Commercial
Commercial and industrial
Automotive	26	26	9	17	4
Other	45	45	—	45	15
Commercial real estate — Automotive	4	4	4	—	—
Total commercial	75	75	13	62	19
Total consumer and commercial finance receivables and loans	$631	$628	$76	$552	$89
December 31, 2014
Consumer automotive	$282	$282	$—	$282	$23
Consumer mortgage	340	336	86	250	62
Commercial
Commercial and industrial
Automotive	32	32	4	28	5
Other	46	46	—	46	15
Commercial real estate — Automotive	4	4	1	3	1
Total commercial	82	82	5	77	21
Total consumer and commercial finance receivables and loans	$704	$700	$91	$609	$106
The following tables present average balance and interest income for our impaired finance receivables and loans.

	2015		2014
Three months ended September 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$288	$4	$297	$5
Consumer mortgage	268	3	914	7
Commercial
Commercial and industrial
Automotive	36	—	32	—
Other	45	—	51	—
Commercial real estate — Automotive	6	—	3	—
Total commercial	87	—	86	—
Total consumer and commercial finance receivables and loans	$643	$7	$1,297	$12

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	2015		2014
Nine months ended September 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$291	$13	$298	$14
Consumer mortgage	283	7	923	22
Commercial
Commercial and industrial
Automotive	35	1	68	1
Other	39	3	62	4
Commercial real estate — Automotive	5	—	7	—
Total commercial	79	4	137	5
Total consumer and commercial finance receivables and loans	$653	$24	$1,358	$41
Troubled Debt Restructurings
Troubled Debt Restructurings (TDRs) are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For automotive loans, we may offer several types of assistance to aid our customers, including extension of the loan maturity date and rewriting the loan terms. Additionally, numerous initiatives are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Refer to Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K for additional information. Total TDRs recorded at historical cost and reported at carrying value before allowance for loan losses were $601 million and $681 million at September 30, 2015, and December 31, 2014, respectively. The decrease was primarily due to the whole-loan sale of consumer mortgage TDRs during the first quarter of 2015.
The following tables present information related to finance receivables and loans recorded at historical cost modified in connection with a TDR during the period.

	2015			2014
Three months ended September 30, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automotive	4,612	$75	$66	4,361	$72	$63
Consumer mortgage	53	13	13	37	7	6
Commercial
Commercial and industrial
Automotive	—	—	—	—	—	—
Other	1	21	21	—	—	—
Commercial real estate — Automotive	1	3	3	—	—	—
Total commercial	2	24	24	—	—	—
Total consumer and commercial finance receivables and loans	4,667	$112	$103	4,398	$79	$69

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	2015			2014
Nine months ended September 30, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automotive	12,763	$202	$173	13,681	$223	$193
Consumer mortgage	169	42	40	350	71	66
Commercial
Commercial and industrial
Automotive	—	—	—	3	23	23
Other	1	21	21	3	48	48
Commercial real estate — Automotive	1	3	3	—	—	—
Total commercial	2	24	24	6	71	71
Total consumer and commercial finance receivables and loans	12,934	$268	$237	14,037	$365	$330
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

	2015			2014
Three months ended September 30, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automotive	1,742	$21	$12	1,790	$22	$12
Consumer mortgage	2	1	—	5	1	—
Commercial	—	—	—	—	—	—
Total consumer and commercial finance receivables and loans	1,744	$22	$12	1,795	$23	$12

	2015			2014
Nine months ended September 30, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automotive	4,822	$58	$33	5,020	$62	$33
Consumer mortgage	9	1	—	10	2	—
Commercial	—	—	—	—	—	—
Total consumer and commercial finance receivables and loans	4,831	$59	$33	5,030	$64	$33
At September 30, 2015, and December 31, 2014, commercial commitments to lend additional funds to borrowers owing receivables whose terms had been modified in a TDR were $2 million and $4 million, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

8.     Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	September 30, 2015	December 31, 2014
Vehicles	$21,270	$23,144
Accumulated depreciation	(3,978)	(3,634)
Investment in operating leases, net	$17,292	$19,510
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Depreciation expense on operating lease assets (excluding remarketing gains)	$633	$654	$1,995	$1,982
Remarketing gains	(105)	(105)	(282)	(382)
Depreciation expense on operating lease assets	$528	$549	$1,713	$1,600
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
The pretax loss recognized on sales of financial assets into nonconsolidated securitization trusts and similar asset-backed financing entities for consumer automotive was $3 million for the three months and nine months ended September 30, 2015.
We provide long-term guarantee contracts to investors in certain nonconsolidated affordable housing entities and have extended a line of credit to provide liquidity and minimize our exposure under these contracts. Since we do not have control over the entities or the power to make decisions, we do not consolidate the entities and our involvement is limited to the guarantee and the line of credit.
We have involvement with various other nonconsolidated equity investments, including affordable housing entities and venture capital funds and loan funds. We do not consolidate these entities and our involvement is limited to our outstanding investment, additional capital committed to these funds plus any previously recognized low income housing tax credits that are subject to recapture.
Refer to Note 10 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K for further description of our securitization activities and our involvement with VIEs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

($ in millions)	Consolidated involvement with VIEs		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
September 30, 2015
On-balance sheet variable interest entities
Consumer automotive	$29,429	(b)
Commercial automotive	15,118
Off-balance sheet variable interest entities
Consumer automotive	—		$2,870		$2,870	(c)
Commercial other	197	(d)	—	(e)	445	(f)
Total	$44,744		$2,870		$3,315
December 31, 2014
On-balance sheet variable interest entities
Consumer automotive	$31,994	(b)
Commercial automotive	18,171
Off-balance sheet variable interest entities
Consumer automotive	—		$2,801		$2,801	(c)
Commercial other	146	(d)	—	(e)	362	(f)
Total	$50,311		$2,801		$3,163

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $10.2 billion and $12.7 billion of assets that are not encumbered by VIE beneficial interests held by third parties at September 30, 2015, and December 31, 2014, respectively. Ally or consolidated affiliates hold the interests in these assets which eliminate in consolidation.

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

(d)
Includes $211 million and $164 million classified as other assets, offset by $14 million and $18 million classified as accrued expenses and other liabilities at September 30, 2015, and December 31, 2014, respectively.

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

Cash Flows with Off-balance Sheet Variable Interest Entities
The following table summarizes cash flows received and paid related to securitization entities and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the nine months ended September 30, 2015, and 2014. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Nine months ended September 30, ($ in millions)	Consumer automotive	Consumer mortgage
2015
Cash proceeds from transfers completed during the period	$1,044	$—
Servicing fees	21	—
2014
Cash proceeds from transfers completed during the period	$1,557	$—
Servicing fees	6	—
Representations and warranties obligations	—	(9)

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

	Total Amount		Amount 60 days or more past due
($ in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
On-balance sheet loans
Consumer automotive	$63,610	$58,085	$490	$457
Consumer mortgage	9,770	7,926	107	151
Commercial automotive	32,322	34,022	6	9
Commercial other	2,326	1,918	—	—
Total on-balance sheet loans	108,028	101,951	603	617
Off-balance sheet securitization entities
Consumer automotive	2,870	2,801	8	5
Total off-balance sheet securitization entities	2,870	2,801	8	5
Whole-loan transactions (a)	2,030	929	15	33
Total	$112,928	$105,681	$626	$655

(a)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

	Net credit losses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
On-balance sheet loans
Consumer automotive	$156	$137	$384	$341
Consumer mortgage	6	12	29	32
Commercial automotive	—	—	—	1
Commercial other	(1)	—	(2)	(7)
Total on-balance sheet loans	161	149	411	367
Off-balance sheet securitization entities
Consumer automotive	1	—	3	1
Total off-balance sheet securitization entities	1	—	3	1
Whole-loan transactions	—	1	—	5
Total	$162	$150	$414	$373
10.     Servicing Activities
Automotive Finance Servicing Activities
We service consumer automotive contracts. Historically, we have sold a portion of our consumer automotive contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automotive servicing fee income of $12 million and $32 million during the three months and nine months ended September 30, 2015, respectively, compared to $6 million and $22 million during the three months and nine months ended September 30, 2014.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Automotive Finance Serviced Assets
The current unpaid principal balance and any related unamortized deferred fees and costs of total serviced automotive finance loans and leases outstanding were as follows.

($ in millions)	September 30, 2015	December 31, 2014
On-balance sheet automotive finance loans and leases
Consumer automotive	$63,352	$58,085
Commercial automotive	32,322	34,022
Operating leases	16,955	19,510
Other	61	55
Off-balance sheet automotive finance loans
Loans sold to third-party investors
Securitizations	2,901	2,832
Whole-loan	2,027	887
Total serviced automotive finance loans and leases	$117,618	$115,391
11.     Other Assets
The components of other assets were as follows.

($ in millions)	September 30, 2015	December 31, 2014
Property and equipment at cost	$648	$775
Accumulated depreciation	(436)	(550)
Net property and equipment	212	225
Restricted cash collections for securitization trusts (a)	1,791	2,221
Net deferred tax assets	1,459	1,812
Nonmarketable equity securities	313	271
Fair value of derivative contracts in receivable position (b)	299	263
Cash reserve deposits held-for-securitization trusts (c)	255	303
Unamortized debt issuance costs	230	238
Other accounts receivable	196	298
Collateral placed with counterparties	72	236
Other assets	1,197	1,435
Total other assets	$6,024	$7,302

(a)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 20.

(c)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

12.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	September 30, 2015	December 31, 2014
Noninterest-bearing deposits	$91	$64
Interest-bearing deposits
Savings and money market checking accounts	33,839	26,769
Certificates of deposit	29,864	31,070
Dealer deposits	247	319
Total deposit liabilities	$64,041	$58,222
At September 30, 2015, and December 31, 2014, certificates of deposit included $12.0 billion and $13.0 billion, respectively, of certificates of deposit in denominations of $100 thousand or more.
13.    Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	September 30, 2015			December 31, 2014
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,374	$—	$3,374	$3,338	$—	$3,338
Federal Home Loan Bank	—	400	400	—	2,950	2,950
Securities sold under agreements to repurchase	—	1,520	1,520	—	774	774
Other	84	—	84	—	—	—
Total short-term borrowings	$3,458	$1,920	$5,378	$3,338	$3,724	$7,062

(a)	Refer to Note 14 for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements, short-term borrowing agreements in which we sell financial instruments to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of September 30, 2015, the financial instruments sold under agreement to repurchase consisted of mortgage-backed residential securities with the following maturities: $1,371 million within the next 30 days and $149 million in greater than 90 days. Refer to Note 5 and Note 23 for further details on investment securities sold under agreements to repurchase.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, Ally is exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, Ally may incur additional delays and costs. As of September 30, 2015, we received cash collateral totaling $4 million from counterparties under these collateral arrangements associated with our repurchase agreements.
14.    Long-term Debt
The following table presents the composition of our long-term debt portfolio.

	September 30, 2015			December 31, 2014
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$1,848	$11,565	$13,413	$4,809	$12,629	$17,438
Due after one year (a)	17,407	36,196	53,603	17,154	31,514	48,668
Fair value adjustment (b)	445	—	445	452	—	452
Total long-term debt (c)	$19,700	$47,761	$67,461	$22,415	$44,143	$66,558

(a)	Includes $2.6 billion of trust preferred securities at both September 30, 2015, and December 31, 2014.

(b)	Represents the fair value adjustment associated with the application of hedge accounting on certain of our long-term unsecured debt positions. Refer to Note 20 for additional information.

(c)	Includes advances from the Federal Home Loan Bank of Pittsburgh (FHLB) of $6.4 billion and $2.8 billion at September 30, 2015, and December 31, 2014, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining maturity of long-term debt, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2015	2016	2017	2018	2019	2020 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$11	$1,934	$4,393	$2,951	$1,625	$9,741	$445	$21,100
Original issue discount	(17)	(74)	(86)	(97)	(34)	(1,092)	—	(1,400)
Total unsecured	(6)	1,860	4,307	2,854	1,591	8,649	445	19,700
Secured
Long-term debt	3,731	10,150	14,403	8,913	5,521	5,043	—	47,761
Total long-term debt	$3,725	$12,010	$18,710	$11,767	$7,112	$13,692	$445	$67,461
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	September 30, 2015		December 31, 2014
($ in millions)	Total	Ally Bank (a)	Total	Ally Bank (a)
Investment securities (b)	$1,591	$—	$786	$786
Mortgage assets held-for-investment and lending receivables	9,746	9,746	7,541	7,541
Consumer automotive finance receivables	34,186	9,491	33,438	11,263
Commercial automotive finance receivables	18,122	17,681	20,605	20,083
Investment in operating leases, net	6,810	3,947	6,820	4,672
Total assets restricted as collateral (c) (d)	$70,455	$40,865	$69,190	$44,345
Secured debt (e)	$49,681	$23,686	$47,867	$27,134

(a)	Ally Bank is a component of the total column.

(b)	The investment securities are restricted under repurchase agreements. Refer to Note 13 for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $13.0 billion and $10.7 billion at September 30, 2015, and December 31, 2014, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans, net. Ally Bank has access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the Federal Reserve Bank totaling $3.0 billion and $3.2 billion at September 30, 2015, and December 31, 2014, respectively. These assets were composed of consumer automotive finance receivables and loans, net and investment in operating leases, net. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 11 for additional information.

(e)	Includes $1.9 billion and $3.7 billion of short-term borrowings at September 30, 2015, and December 31, 2014, respectively.
Funding Facilities
We utilize both committed credit facilities and other collateralized funding vehicles. The amounts outstanding under our various funding facilities are included on our Condensed Consolidated Balance Sheet.
As of September 30, 2015, Ally Bank had exclusive access to $3.25 billion of funding capacity from a committed credit facility. Funding programs supported by the Federal Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private collateralized funding vehicles.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At September 30, 2015, $21.2 billion of our $21.7 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of September 30, 2015, we had $17.4 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Bank funding
Secured	$3,015	$3,250	$235	$250	$3,250	$3,500
Parent funding
Secured	17,154	15,030	1,256	3,425	18,410	18,455
Total committed facilities	$20,169	$18,280	$1,491	$3,675	$21,660	$21,955

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

15.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	September 30, 2015	December 31, 2014
Accounts payable	$487	$298
Employee compensation and benefits	236	298
Reserves for insurance losses and loss adjustment expenses	182	208
Fair value of derivative contracts in payable position (a)	176	252
Deferred revenue	126	151
Other liabilities	544	528
Total accrued expenses and other liabilities	$1,751	$1,735

(a)	For additional information on derivative instruments and hedging activities, refer to Note 20.
16.    Preferred Stock
The following table summarizes information about our Series A and Series G preferred stock.

	September 30, 2015	December 31, 2014
Series A preferred stock (a)
Carrying value ($ in millions)	$696	$1,021
Par value (per share)	0.01	0.01
Liquidation preference (per share)	25	25
Number of shares authorized	40,870,560	40,870,560
Number of shares issued and outstanding	27,870,560	40,870,560
Dividend/coupon
Prior to May 15, 2016	8.5%	8.5%
On and after May 15, 2016	Three month LIBOR + 6.243%	Three month LIBOR + 6.243%
Series G preferred stock
Carrying value ($ in millions)	$117	$234
Par value (per share)	0.01	0.01
Liquidation preference (per share)	1,000	1,000
Number of shares authorized	2,576,601	2,576,601
Number of shares issued and outstanding	1,288,301	2,576,601
Dividend/coupon	7%	7%
(a)    Nonredeemable prior to May 15, 2016.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Series A Preferred Stock
On April 23, 2015, we announced a tender offer to purchase up to 13,000,000 shares of our outstanding Series A preferred stock for $26.65 per Series A share, which included an amount to cover accrued and unpaid dividends through the settlement date. The tender offer expired on May 20, 2015. On May 22, 2015, we repurchased 13,000,000 Series A Preferred Shares with an aggregate liquidation preference of $325 million for $347 million in cash. Upon repurchase of the tendered Series A Preferred shares on May 22, 2015, we derecognized the carrying value of $325 million and recognized the excess consideration paid of $22 million as an additional return to preferred shareholders. The remaining 27,870,560 Series A Preferred Shares following the repurchase were not impacted as a result of this transaction.
Series G Preferred Stock
On March 11, 2015, we issued a Notice of Partial Redemption to the holders of the outstanding Series G Preferred Stock to redeem, on a pro-rata basis, 1,288,300 shares at a redemption price of $1,000 per share plus $10.50 per share of accrued and unpaid dividends through the redemption date. On April 10, 2015, we redeemed 1,288,300 shares of our outstanding Series G Preferred Stock, with an aggregate liquidation preference of approximately $1,288 million for approximately $1,302 million in cash, which included $14 million in accrued and unpaid dividends. Upon redemption of the Series G Preferred shares, we derecognized the carrying value of $117 million and recognized the excess consideration paid of $1,171 million as an additional return to preferred shareholders. The remaining 1,288,301 Series G Preferred Shares following the redemption were not impacted as a result of this transaction.
17.    Accumulated Other Comprehensive (Loss) Income
The following table presents changes, net of tax, in each component of accumulated other comprehensive (loss) income.

($ in millions)	Unrealized losses on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges	Defined benefit pension plans	Accumulated other comprehensive loss
Balance at December 31, 2013	$(269)	$65	$5	$(77)	$(276)
2014 net change	148	(27)	1	4	126
Balance at September 30, 2014	$(121)	$38	$6	$(73)	$(150)
Balance at December 31, 2014	$(21)	$36	$7	$(88)	$(66)
2015 net change	(35)	(21)	—	—	(56)
Balance at September 30, 2015	$(56)	$15	$7	$(88)	$(122)

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 20.
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive (loss) income.

Three months ended September 30, 2015 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized gains arising during the period	$106		$(41)		$65
Less: Net realized gains reclassified to income from continuing operations	6	(a)	(3)	(b)	3
Net change	100		(38)		62
Translation adjustments
Net unrealized losses arising during the period	(17)		5		(12)
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(1)		—		(1)
Net change	(16)		5		(11)
Net investment hedges
Net unrealized gains arising during the period	15		(5)		10
Other comprehensive income	$99		$(38)		$61

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended September 30, 2014 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized losses arising during the period	$(15)		$5		$(10)
Less: Net realized gains reclassified to income from continuing operations	45	(a)	(1)	(b)	44
Net change	(60)		6		(54)
Translation adjustments
Net unrealized losses arising during the period	(11)		4		(7)
Net investment hedges
Net unrealized gains arising during the period	8		(3)		5
Cash flow hedges
Net unrealized gains arising during the period	1		—		1
Other comprehensive loss	$(62)		$7		$(55)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Nine months ended September 30, 2015 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized gains arising during the period	$53		$(21)		$32
Less: Net realized gains reclassified to income from continuing operations	106	(a)	(39)	(b)	67
Net change	(53)		18		(35)
Translation adjustments
Net unrealized losses arising during the period	(33)		11		(22)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	42		(20)		22
Net change	(75)		31		(44)
Net investment hedges
Net unrealized gains arising during the period	31		(11)		20
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(4)		1		(3)
Net change	35		(12)		23
Other comprehensive loss	$(93)		$37		$(56)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2014 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized gains arising during the period	$358		$(89)		$269
Less: Net realized gains reclassified to income from continuing operations	129	(a)	(8)	(b)	121
Net change	229		(81)		148
Translation adjustments
Net unrealized losses arising during the period	(21)		8		(13)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	23		(3)		20
Net change	(44)		11		(33)
Net investment hedges
Net unrealized gains arising during the period	10		(4)		6
Cash flow hedges
Net unrealized gains arising during the period	1		—		1
Defined benefit pension plans
Less: Net losses reclassified to income from continuing operations	(7)	(c)	3	(b)	(4)
Other comprehensive income	$203		$(77)		$126

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes losses reclassified to compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income.
18.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except share data) (a)	2015	2014	2015	2014
Net income from continuing operations	$273	$293	$621	$774
Preferred stock dividends (b)	(38)	(67)	(1,356)	(200)
Net income (loss) from continuing operations attributable to common shareholders	235	226	(735)	574
(Loss) income from discontinued operations, net of tax	(5)	130	405	199
Net income (loss) attributable to common shareholders	$230	$356	$(330)	$773
Basic weighted-average common shares outstanding (c)	483,073,329	481,611,138	482,725,342	480,916,395
Diluted weighted-average common shares outstanding (c) (d)	484,399,091	482,506,091	482,725,342	481,545,506
Basic earnings per common share
Net income (loss) from continuing operations	$0.49	$0.47	$(1.52)	$1.19
(Loss) income from discontinued operations, net of tax	(0.01)	0.27	0.84	0.41
Net income (loss)	$0.48	$0.74	$(0.68)	$1.60
Diluted earnings per common share
Net income (loss) from continuing operations	$0.49	$0.47	$(1.52)	$1.19
(Loss) income from discontinued operations, net of tax	(0.01)	0.27	0.84	0.41
Net income (loss)	$0.47	$0.74	$(0.68)	$1.60

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)
Preferred stock dividends for the nine months ended September 30, 2015, include $1,193 million recognized in connection with the partial redemption of the Series G Preferred Stock and the repurchase of the Series A Preferred Stock. These dividends represent an additional return to preferred shareholders calculated as the excess consideration paid over the carrying amount derecognized. Refer to Note 16 for additional preferred stock information.

(c)	Includes shares related to share-based compensation that vested but were not yet issued for the three months and nine months ended September 30, 2015, and 2014, respectively.

(d)
Due to antidilutive effect of the net loss from continuing operations attributable to common shareholders for the nine months ended September 30, 2015, basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

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
During 2010, Ally, IB Finance Holding Company, LLC (IB Finance), Ally Bank, and the Federal Deposit Insurance Corporation (FDIC) entered into a Capital and Liquidity Maintenance Agreement (CLMA). The CLMA was restated on July 13, 2015. The CLMA requires capital at Ally Bank to be maintained at a level such that Ally Bank's leverage ratio is at least 15%. For this purpose, the leverage ratio is determined in accordance with the FDIC's regulations related to capital maintenance.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	Under Basel III		Under Basel I
	September 30, 2015 (a)		December 31, 2014 (b)		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 (to risk-weighted assets) (c)
Ally Financial Inc.	$13,444	10.05%	$12,588	9.64%	4.50%		(d)
Ally Bank	16,311	17.50	16,022	16.89	4.50		6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$16,087	12.02%	$16,389	12.55%	6.00%		6.00%
Ally Bank	16,311	17.50	16,022	16.89	6.00		8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$17,327	12.95%	$17,294	13.24%	8.00%		10.00%
Ally Bank	16,739	17.96	16,468	17.36	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (e)
Ally Financial Inc.	$16,087	10.43%	$16,389	10.94%	4.00%		(d)
Ally Bank	16,311	15.35	16,022	15.44	15.00	(f)	5.00%

(a)	U.S. Basel III became effective for us on January 1, 2015, subject to transitional provisions primarily related to deductions and adjustments impacting Common Equity Tier 1 capital and Tier 1 capital.

(b)	Capital ratios as of December 31, 2014 are presented under the U.S. Basel I capital framework.

(c)	Previously referred to as Tier 1 Common Equity under the U.S. Basel I capital framework.

(d)	Currently, there is no ratio component for determining whether a BHC is "well-capitalized."

(e)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(f)	Ally Bank, in accordance with the CLMA, is required to maintain a Tier 1 leverage ratio of at least 15%.
At September 30, 2015, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
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
On January 5, 2015, Ally submitted the results of its semi-annual stress test and its proposed capital actions to the FRB, and Ally Bank submitted the results of its annual company-run stress test to the FDIC. On March 6, 2015, Ally and Ally Bank publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On March 11, 2015, Ally received a non-objection to its capital plan from the FRB, including the proposed capital actions contained in our submission. As a result, we redeemed $1.3 billion in Series G preferred securities in April 2015, and repurchased $325 million in Series A preferred securities in May 2015, pursuant to a tender offer. In addition, on July 6, 2015, Ally submitted to the FRB the results of our company-run mid-year stress test conducted under multiple macroeconomic scenarios. We disclosed the results of this stress test under the most severe scenario on July 15, 2015, in accordance with regulatory requirements.

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
We utilized a cross-currency swap to economically hedge foreign exchange exposure on foreign-currency-denominated debt by converting the funding currency to our functional currency. This swap was entered into concurrent with the debt issuance with the terms of the derivative matching the terms of the underlying debt. This swap matured during the second quarter of 2015.
We also enter into foreign currency forwards to economically hedge our foreign denominated debt, our centralized lending program, and foreign-denominated third party loans. The hedge of foreign denominated debt was entered into concurrent with the debt issuance with the terms of the derivative matching the terms of the underlying debt. The centralized lending program manages liquidity for our subsidiary businesses, but as of September 30, 2015, this activity is immaterial. Foreign-currency-denominated loan agreements are executed with our foreign subsidiaries in their local currencies. We evaluate our foreign-currency exposure resulting from intercompany lending and manage our currency risk exposure by entering into foreign-currency derivatives with external counterparties. Our remaining foreign-currency derivatives, such as hedges of foreign-denominated third party loans, are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
Market Risk
We enter into equity options to economically hedge our exposure to the equity markets. We purchase options to assume a long position on certain equities and write options to assume a short position.
We have also entered into prepaid equity forward contracts to economically hedge the price risk associated with certain of our executive share-based compensation plans. The prepaid equity forward contracts are hybrid instruments containing an embedded forward contract, which is considered a derivative instrument. The embedded derivative instrument is bifurcated from the host contract and is recorded at fair value with changes in fair value recorded in compensation and benefits expense. The balance of the prepaid component of these equity forward contracts was $47 million as of September 30, 2015, and was recorded within other assets on the Condensed Consolidated Balance Sheet.

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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. No such specified credit risk related events occurred during the third quarter of 2015.
We placed cash collateral totaling $72 million and securities collateral totaling $111 million at September 30, 2015, and $221 million and $15 million at December 31, 2014, respectively, in accounts maintained by counterparties. This amount primarily relates to collateral posted to support our derivative positions. This amount also excludes cash and securities pledged as collateral under repurchase agreements. Refer to Note 13 for details on the repurchase agreements. The receivables for cash collateral placed are included in our Condensed Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $129 million at September 30, 2015 to support these derivative positions. We received cash collateral from counterparties totaling $71 million at December 31, 2014. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met. At September 30, 2015, and December 31, 2014, we received noncash collateral of $8 million and $15 million, respectively. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	September 30, 2015			December 31, 2014
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives qualifying for hedge accounting
Interest rate contracts
Swaps (c) (d)	$182	$33	$17,204	$118	$7	$18,554
Foreign exchange contracts
Forwards	2	—	233	—	—	210
Total derivatives qualifying for hedge accounting	184	33	17,437	118	7	18,764
Economic hedges
Interest rate contracts
Swaps	50	71	6,353	40	65	11,979
Futures and forwards	5	4	7,850	4	2	18,886
Written options	—	56	18,007	—	94	14,823
Purchased options	55	—	18,086	94	—	15,159
Total interest rate risk	110	131	50,296	138	161	60,847
Foreign exchange contracts
Swaps	—	—	—	—	74	1,210
Futures and forwards	1	1	161	5	4	304
Total foreign exchange risk	1	1	161	5	78	1,514
Equity contracts
Forwards	—	8	47	—	3	74
Written options	—	3	1	—	3	1
Purchased options	4	—	—	2	—	—
Total equity risk	4	11	48	2	6	75
Total economic hedges	115	143	50,505	145	245	62,436
Total derivatives	$299	$176	$67,942	$263	$252	$81,200

(a)
Derivative contracts in a receivable position are classified as other assets on the Condensed Consolidated Balance Sheet, and includes accrued interest of $34 million and $50 million at September 30, 2015, and December 31, 2014, respectively.

(b)
Derivative contracts in a liability position are classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet, and includes accrued interest of $9 million and $17 million at September 30, 2015, and December 31, 2014, respectively.

(c)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate debt obligations with $182 million and $97 million in a receivable position, $0 million and $1 million in a payable position, and a $5.7 billion and $4.7 billion notional amount at September 30, 2015, and December 31, 2014, respectively. Of the hedge notional amount at September 30, 2015, $2.2 billion is associated with debt maturing in five or more years.

(d)
Other fair value hedges include pay-fixed swaps on portfolios of held-for-investment automotive loan assets with $0 million and $21 million in a receivable position, $33 million and $6 million in a payable position, and an $11.5 billion and $13.9 billion notional amount at September 30, 2015, and December 31, 2014, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Derivatives qualifying for hedge accounting
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Interest and fees on finance receivables and loans (a)	$(34)	$28	$(50)	$22
Interest on long-term debt (b)	132	(39)	121	102
Gain (loss) recognized in earnings on hedged items
Interest rate contracts
Interest and fees on finance receivables and loans (c)	38	(15)	73	14
Interest on long-term debt (d)	(135)	49	(128)	(90)
Total derivatives qualifying for hedge accounting	1	23	16	48
Economic derivatives
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Loss on mortgage and automotive loans, net	(2)	—	(2)	—
Other income, net of losses	—	(5)	(9)	(24)
Total interest rate contracts	(2)	(5)	(11)	(24)
Foreign exchange contracts (e)
Interest on long-term debt	(1)	(108)	(139)	(117)
Other income, net of losses	1	8	9	8
Total foreign exchange contracts	—	(100)	(130)	(109)
Equity contracts
Compensation and benefits expense	(4)	(6)	(7)	(6)
Total equity contracts	(4)	(6)	(7)	(6)
Loss recognized in earnings on derivatives	$(5)	$(88)	$(132)	$(91)

(a)
Amounts exclude losses related to interest for qualifying accounting hedges of retail automotive loans held-for-investment, which are primarily offset by the fixed coupon payments of the loans. The losses were $18 million and $16 million for the three months ended September 30, 2015, and 2014, respectively, and $50 million and $43 million for the nine months ended September 30, 2015, and 2014, respectively.

(b)
Amounts exclude gains related to interest for qualifying accounting hedges of debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $24 million and $27 million for the three months ended September 30, 2015, and 2014, respectively, and $71 million and $89 million for the nine months ended September 30, 2015, and 2014, respectively.

(c)
Amounts exclude losses related to amortization of deferred loan basis adjustments on the de-designated hedged item of $1 million for the three months ended September 30, 2015, and $1 million for the nine months ended September 30, 2015.

(d)
Amounts exclude gains related to amortization of deferred basis adjustments on the de-designated hedged item of $14 million and $38 million for the three months ended September 30, 2015, and 2014, respectively, and $59 million and $120 million for the nine months ended September 30, 2015, and 2014, respectively.

(e)
Amounts exclude gains related to the revaluation of the related foreign-denominated debt or receivable of $1 million and $102 million for the three months ended September 30, 2015, and 2014, respectively, and $134 million and $112 million for the nine months ended September 30, 2015, and 2014, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes derivative instruments used in cash flow and net investment hedge accounting relationships.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Cash flow hedges
Interest rate contracts
Loss reclassified from accumulated other comprehensive income to interest on long-term debt	$—	$(1)	$—	$(1)
Total interest on long-term debt	$—	$(1)	$—	$(1)
Gain recognized in other comprehensive income	$—	$1	$—	$1
Net investment hedges
Foreign exchange contracts
Loss reclassified from accumulated other comprehensive loss to income from discontinued operations, net	$—	$—	$(4)	$—
Total loss from discontinued operations, net	$—	$—	$(4)	$—
Gain recognized in other comprehensive income (a)	$15	$8	$35	$10

(a)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive income related to the revaluation of the related net investment in foreign operations, including the tax impacts of the hedge and related net investment, as disclosed separately in Note 17. There were losses of $16 million and losses of $10 million for the three months ended September 30, 2015, and 2014, respectively. There were losses of $56 million and $37 million for the nine months ended September 30, 2015, and 2014, respectively.

21.    Income Taxes
We recognized total income tax expense from continuing operations of $144 million and $341 million for the three months and nine months ended September 30, 2015, compared to income tax expense of $127 million and $285 million for the same periods in 2014. The increase in income tax expense for the three months ended September 30, 2015, compared to the same period in 2014, was primarily driven by decreases in capital gains resulting in less tax benefit on the release of the valuation allowance against capital loss carryforwards and a reduction in tax credits. The increase in income tax expense for the nine months ended September 30, 2015, compared to the same period in 2014, was primarily driven by a non-recurring tax benefit in the second quarter of 2014 related to the reduction in the liability for unrecognized tax benefits as a result of the completion of the U.S. federal audit related to our 2009 through 2011 tax years.
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no transfers between any levels during the nine months ended September 30, 2015.

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

•
Mortgage loans held-for-sale, net — Certain of our mortgage loans held-for-sale are accounted for at fair value because of fair value option elections. Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets depending on underlying attributes of the loan, such as eligibility with the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or the Government National Mortgage Association (Ginnie Mae) (collectively, the Government-sponsored Enterprises, or GSEs), product type, interest rate, and credit quality. Mortgage loans previously classified as Level 2 were mainly GSE-eligible mortgage loans carried at fair value due to fair value option election, which were valued predominantly using published forward agency prices. It also included any domestic loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available. These mortgage loans were transferred into Level 3 as of December 31, 2014, based on decreased observability of significant inputs resulting from no longer being an active seller of mortgage loans to GSEs. As a result, at December 31, 2014, they were valued based on a discounted cash flow basis utilizing cash flow projections from internally developed models that utilized prepayment, default, and discount rate assumptions.

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
Historically, we had a cross-currency swap and interest rate caps accounted for as derivative instruments that were classified as Level 3. However, at September 30, 2015, and December 31, 2014, we did not have any positions classified as Level 3.
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

	Recurring fair value measurements
September 30, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,114	$695	$—	$1,809
U.S. State and political subdivisions	—	651	—	651
Foreign government	10	174	—	184
Mortgage-backed residential	—	11,614	—	11,614
Mortgage-backed commercial	—	517	—	517
Asset-backed	—	1,951	—	1,951
Corporate debt securities	—	1,047	—	1,047
Total debt securities	1,124	16,649	—	17,773
Equity securities (a)	985	—	—	985
Total available-for-sale securities	2,109	16,649	—	18,758
Other assets
Interests retained in financial asset sales	—	—	29	29
Derivative contracts in a receivable position (b)
Interest rate	5	287	—	292
Foreign currency	—	3	—	3
Other	4	—	—	4
Total derivative contracts in a receivable position	9	290	—	299
Total assets	$2,118	$16,939	$29	$19,086
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position (b)
Interest rate	$(4)	$(160)	$—	$(164)
Foreign currency	—	(1)	—	(1)
Other	(3)	(8)	—	(11)
Total derivative contracts in a payable position	(7)	(169)	—	(176)
Total liabilities	$(7)	$(169)	$—	$(176)

(a)	Our investment in any one industry did not exceed 13%.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 20.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total
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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains								Fair value at September 30, 2015	Net unrealized gains included in earnings still held at September 30, 2015
($ in millions)	Fair value at July 1, 2015	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements	Transfers out of Level 3
Assets
Mortgage loans held-for-sale, net	$4	$—		$—	$—	$(4)	$—	$—	$—	$—	$—
Other assets
Interests retained in financial asset sales	32	1	(a)	—	—	—	1	(5)	—	29	—
Total assets	$36	$1		$—	$—	$(4)	$1	$(5)	$—	$29	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
	Fair value at July 1, 2014	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Transfers out of Level 3	Fair value at September 30, 2014	Net unrealized gains included in earnings still held at September 30, 2014
($ in millions)		included in earnings		included in OCI
Assets
Other assets
Interests retained in financial asset sales	$74	$4	(a)	$—	$—	$—	$—	$(17)	$—	$61	$—
Total assets	$74	$4		$—	$—	$—	$—	$(17)	$—	$61	$—
(a)    Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
	Fair Value at Jan. 1, 2015	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Transfers out of Level 3	Fair value at September 30, 2015	Net unrealized gains included in earnings still held at September 30, 2015
($ in millions)		included in earnings		included in OCI
Assets
Mortgage loans held-for-sale, net	$3	$1		$—	$—	$(4)	$—	$—	$—	$—	$—
Other assets
Interests retained in financial asset sales	47	8	(a)	—	—	—	2	(28)	—	29	—
Total assets	$50	$9		$—	$—	$(4)	$2	$(28)	$—	$29	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
	Fair Value at Jan. 1, 2014	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Transfers out of level 3	Fair value at September 30, 2014	Net unrealized gains included in earnings still held at September 30, 2014
($ in millions)		included in earnings		included in OCI
Assets
Other assets
Interests retained in financial asset sales	$100	$9	(a)	$—	$—	$—	$—	$(48)	$—	$61	$—
Derivative contracts, net	(1)	—		—	—	—	—	(2)	3	—	—
Total assets	$99	$9		$—	$—	$—	$—	$(50)	$3	$61	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
Nonrecurring Fair Value
We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower-of-cost or fair value accounting or certain impairment measures. These items would constitute nonrecurring fair value measures.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain included in earnings for the three months ended		Total gain included in earnings for the nine months ended
September 30, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net
Other	$—	$—	$37	$37	$—	n/m	(a)	n/m	(a)
Total loans held-for-sale, net	—	—	37	37	—	n/m	(a)	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	13	13	(4)	n/m	(a)	n/m	(a)
Other	—	—	30	30	(15)	n/m	(a)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	43	43	(19)	n/m	(a)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	9	9	(3)	n/m	(a)	n/m	(a)
Other	—	—	2	2	—	n/m	(a)	n/m	(a)
Total assets	$—	$—	$91	$91	$(22)	n/m		n/m
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value Option for Financial Assets
We elected the fair value option for an insignificant amount of conforming and government-insured mortgage loans held-for-investment. We elected the fair value option to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. Our intent in electing fair value measurement was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities.
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at September 30, 2015, and December 31, 2014.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
September 30, 2015
Financial assets
Loans held-for-sale, net	$37	$—	$—	$37	$37
Finance receivables and loans, net	106,973	—	—	107,846	107,846
Nonmarketable equity investments	313	—	287	43	330
Financial liabilities
Deposit liabilities	$64,041	$—	$—	$64,728	$64,728
Short-term borrowings	5,378	—	—	5,378	5,378
Long-term debt	67,461	—	21,384	47,762	69,146
December 31, 2014
Financial assets
Loans held-for-sale, net	$2,003	$—	$485	$1,554	$2,039
Finance receivables and loans, net	98,971	—	—	99,430	99,430
Nonmarketable equity investments	271	—	246	33	279
Financial liabilities
Deposit liabilities	$58,222	$—	$—	$58,777	$58,777
Short-term borrowings	7,062	—	—	7,063	7,063
Long-term debt	66,558	—	25,224	44,084	69,308
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

•
Cash and cash equivalents — Included in cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal. Classified as Level 1 under the fair value hierarchy, cash and cash equivalents generally expose us to limited credit risk and are so near maturity that they present insignificant risk of changes in value because of changes in interest rates. As such, the carrying value approximates the fair value of these instruments.

•
Loans held-for-sale, net — Loans held-for-sale classified as Level 3 include all loans valued using internally developed valuation models because observable market prices were not available. We based our valuation of automotive loans held-for-sale on internally developed discounted cash flow models (an income approach). These valuation models estimate the exit price we expect to receive in the loan’s principal market, which, depending on characteristics of the loans, may be the whole-loan market or the securitization market. Although we utilize and give priority to market observable inputs, such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds (absolute prepayment model, or ABS), gross loss range by loan segment (percentage of receivable balance lost in the event of default), and credit spreads (the risk premium component added to observed benchmark rate to determine the discount rate used in the discounted cash flow model). While

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

numerous controls exist to calibrate, corroborate, and validate these internal inputs, these internal inputs require the use of judgment and can have a significant impact on the determination of the loan’s value. Accordingly, we classified all automotive loans held-for-sale as Level 3 as of December 31, 2014. Loans held-for-sale classified as Level 2 as of December 31, 2014, represent mortgage TDR loans valued using quoted prices in active markets for similar assets.

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

For consumer mortgage loans, we used valuation methods and assumptions similar to those used for mortgage loans held-for-sale. These valuations consider unique attributes of the loans such as geography, delinquency status, product type, and other factors. Refer to the section above titled Mortgage loans held-for-sale, net, for a description of methodologies and assumptions used to determine the fair value of mortgage loans held-for-sale.

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
In certain instances as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At September 30, 2015, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Condensed Consolidated Balance Sheet
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
September 30, 2015 ($ in millions)				Financial Instruments	Collateral (a) (b) (c)	Net Amount
Assets
Derivative assets in net asset positions	$298	$—	$298	$(114)	$(122)	$62
Derivative assets in net liability positions	1	—	1	(1)	—	—
Total assets (d)	$299	$—	$299	$(115)	$(122)	$62
Liabilities
Derivative liabilities in net liability positions	$(54)	$—	$(54)	$1	$11	$(42)
Derivative liabilities in net asset positions	(114)	—	(114)	114	—	—
Derivative liabilities with no offsetting arrangements	(8)	—	(8)	—	—	(8)
Total derivative liabilities (d)	(176)	—	(176)	115	11	(50)
Securities sold under agreements to repurchase (e)	(1,520)	—	(1,520)	—	1,520	—
Total liabilities	$(1,696)	$—	$(1,696)	$115	$1,531	$(50)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and non-cash collateral received. $8 million of non-cash derivative collateral pledged to us was excluded at September 30, 2015. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met.

(c)
Certain agreements grant us the right to sell or pledge the non-cash assets we receive as collateral. Non-cash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $8 million at September 30, 2015. We have not sold or pledged any of the non-cash collateral received under these agreements as of September 30, 2015.

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
Mortgage operations — Our ongoing Mortgage operations include the management of our held-for-investment mortgage portfolio and includes the execution of bulk purchases of high-quality jumbo mortgage loans originated by third parties.
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
Financial information for our reportable operating segments is summarized as follows.

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage operations	Corporate and Other (a)	Consolidated (b)
2015
Net financing revenue	$870	$16	$20	$64	$970
Other revenue	63	233	10	26	332
Total net revenue	933	249	30	90	1,302
Provision for loan losses	201	—	6	4	211
Total noninterest expense	385	209	17	63	674
Income from continuing operations before income tax expense	$347	$40	$7	$23	$417
Total assets	$113,843	$6,997	$9,772	$25,493	$156,105
2014
Net financing revenue	$850	$16	$9	$14	$889
Other revenue	69	287	—	19	375
Total net revenue	919	303	9	33	1,264
Provision for loan losses	109	—	(7)	—	102
Total noninterest expense	395	243	19	85	742
Income (loss) from continuing operations before income tax expense	$415	$60	$(3)	$(52)	$420
Total assets	$110,937	$7,178	$7,402	$23,678	$149,195

(a)	Total assets for Corporate Finance were $2.3 billion and $1.7 billion at September 30, 2015, and 2014, respectively.

(b)	Net financing revenue after the provision for loan losses totaled $759 million and $787 million for the three months ended September 30, 2015, and 2014, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage operations	Corporate and Other (a)	Consolidated (b)
2015
Net financing revenue	$2,529	$42	$50	$115	$2,736
Other revenue (loss)	170	769	84	(237)	786
Total net revenue (loss)	2,699	811	134	(122)	3,522
Provision for loan losses	460	—	4	3	467
Total noninterest expense	1,160	678	46	209	2,093
Income (loss) from continuing operations before income tax expense	$1,079	$133	$84	$(334)	$962
Total assets	$113,843	$6,997	$9,772	$25,493	$156,105
2014
Net financing revenue (loss)	$2,554	$47	$35	$(60)	$2,576
Other revenue	195	849	13	4	1,061
Total net revenue (loss)	2,749	896	48	(56)	3,637
Provision for loan losses	367	—	(55)	(10)	302
Total noninterest expense	1,167	785	62	262	2,276
Income (loss) from continuing operations before income tax expense	$1,215	$111	$41	$(308)	$1,059
Total assets	$110,937	$7,178	$7,402	$23,678	$149,195

(a)	Total assets for Corporate Finance were $2.3 billion and $1.7 billion at September 30, 2015, and 2014, respectively.

(b)	Net financing revenue after the provision for loan losses totaled $2.3 billion for each of the nine months ended September 30, 2015, and 2014, respectively.
Information concerning principal geographic areas was as follows.

Three months ended September 30, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (b)	Net income (b)(c)
2015
Canada	$24	$11	$9
Europe	—	1	—
Asia-Pacific	—	—	—
Total foreign (d)	24	12	9
Total domestic (e)	1,278	405	259
Total	$1,302	$417	$268
2014
Canada	$31	$7	$9
Europe	—	(1)	1
Asia-Pacific	—	—	29
Total foreign	31	6	39
Total domestic (e)	1,233	414	384
Total	$1,264	$420	$423

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Financial Statements.

(b)	Domestic amounts include original discount amortization of $16 million and $51 million for the three months ended September 30, 2015, and 2014, respectively.

(c)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(d)	Our foreign operations as of September 30, 2015, consist of our ongoing Insurance operations in Canada and our remaining international entities in wind-down.

(e)	Amounts include eliminations between our domestic and foreign operations.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Revenue (a)	Income from continuing operations before income tax expense (b)	Net income (loss) (b)(c)
2015
Canada	$76	$35	$30
Europe	1	5	28
Latin America	—	—	—
Asia-Pacific	—	—	452
Total foreign (d)	77	40	510
Total domestic (e)	3,445	922	516
Total	$3,522	$962	$1,026
2014
Canada	$95	$36	$55
Europe	2	—	5
Latin America	—	—	(8)
Asia-Pacific	—	—	95
Total foreign	97	36	147
Total domestic (e)	3,540	1,023	826
Total	$3,637	$1,059	$973

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Financial Statements.

(b)	Domestic amounts include original discount amortization of $45 million and $149 million for the nine months ended September 30, 2015, and 2014, respectively.

(c)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(d)	Our foreign operations as of September 30, 2015, consist of our ongoing Insurance operations in Canada and our remaining international entities in wind-down.

(e)	Amounts include eliminations between our domestic and foreign operations.
25.    Parent and Guarantor Condensed Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of September 30, 2015, the Guarantors include Ally US LLC and IB Finance, each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statements of Comprehensive Income

Three months ended September 30, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(33)	$—	$1,199	$—	$1,166
Interest and fees on finance receivables and loans — intercompany	3	—	1	(4)	—
Interest on loans held-for-sale	—	—	2	—	2
Interest and dividends on available-for-sale investment securities	—	—	102	—	102
Interest on cash and cash equivalents	—	—	2	—	2
Interest-bearing cash — intercompany	—	—	2	(2)	—
Operating leases	1	—	829	—	830
Total financing revenue and other interest income	(29)	—	2,137	(6)	2,102
Interest expense
Interest on deposits	3	—	178	—	181
Interest on short-term borrowings	10	—	3	—	13
Interest on long-term debt	272	—	138	—	410
Interest on intercompany debt	3	—	3	(6)	—
Total interest expense	288	—	322	(6)	604
Depreciation expense on operating lease assets	1	—	527	—	528
Net financing (loss) revenue	(318)	—	1,288	—	970
Cash dividends from subsidiaries
Nonbank subsidiaries	494	—	—	(494)	—
Other revenue
Servicing fees	289	—	210	(487)	12
Insurance premiums and service revenue earned	—	—	236	—	236
Loss on mortgage and automotive loans, net	(1)	—	(1)	—	(2)
Other gain on investments, net	—	—	6	—	6
Other income, net of losses	78	—	119	(117)	80
Total other revenue	366	—	570	(604)	332
Total net revenue	542	—	1,858	(1,098)	1,302
Provision for loan losses	48	—	163	—	211
Noninterest expense
Compensation and benefits expense	138	—	212	(115)	235
Insurance losses and loss adjustment expenses	—	—	61	—	61
Other operating expenses	315	—	552	(489)	378
Total noninterest expense	453	—	825	(604)	674
Income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	41	—	870	(494)	417
Income tax (benefit) expense from continuing operations	(30)	—	174	—	144
Net income from continuing operations	71	—	696	(494)	273
Loss from discontinued operations, net of tax	(5)	—	—	—	(5)
Undistributed income (loss) of subsidiaries
Bank subsidiary	254	254	—	(508)	—
Nonbank subsidiaries	(52)	(1)	—	53	—
Net income	268	253	696	(949)	268
Other comprehensive income, net of tax	61	65	55	(120)	61
Comprehensive income	$329	$318	$751	$(1,069)	$329

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended September 30, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$16	$—	$1,098	$—	$1,114
Interest and fees on finance receivables and loans — intercompany	10	—	21	(31)	—
Interest and dividends on available-for-sale investment securities	—	—	94	—	94
Interest on cash and cash equivalents	—	—	2	—	2
Interest-bearing cash - intercompany	—	—	1	(1)	—
Operating leases	1	—	898	—	899
Total financing revenue and other interest income	27	—	2,114	(32)	2,109
Interest expense
Interest on deposits	3	—	163	—	166
Interest on short-term borrowings	10	—	2	—	12
Interest on long-term debt	350	—	143	—	493
Interest on intercompany debt	22	—	10	(32)	—
Total interest expense	385	—	318	(32)	671
Depreciation expense on operating lease assets	(4)	—	553	—	549
Net financing (loss) revenue	(354)	—	1,243	—	889
Cash dividends from subsidiaries
Bank subsidiaries	150	150	—	(300)	—
Nonbank subsidiaries	141	—	—	(141)	—
Other revenue
Servicing fees	6	—	—	—	6
Insurance premiums and service revenue earned	—	—	246	—	246
(Loss) gain on mortgage and automotive loans, net	(2)	—	2	—	—
Other gain on investments, net	—	—	45	—	45
Other income, net of losses	206	—	373	(501)	78
Total other revenue	210	—	666	(501)	375
Total net revenue	147	150	1,909	(942)	1,264
Provision for loan losses	88	—	14	—	102
Noninterest expense
Compensation and benefits expense	153	—	199	(111)	241
Insurance losses and loss adjustment expenses	—	—	97	—	97
Other operating expenses	252	—	542	(390)	404
Total noninterest expense	405	—	838	(501)	742
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(346)	150	1,057	(441)	420
Income tax (benefit) expense from continuing operations	(68)	—	195	—	127
Net (loss) income from continuing operations	(278)	150	862	(441)	293
Income from discontinued operations, net of tax	127	—	3	—	130
Undistributed income (loss) of subsidiaries
Bank subsidiary	150	150	—	(300)	—
Nonbank subsidiaries	424	(2)	—	(422)	—
Net income	423	298	865	(1,163)	423
Other comprehensive loss, net of tax	(55)	(3)	(50)	53	(55)
Comprehensive income	$368	$295	$815	$(1,110)	$368

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(45)	$—	$3,403	$—	$3,358
Interest and fees on finance receivables and loans — intercompany	15	—	22	(37)	—
Interest on loans held-for-sale	—	—	40	—	40
Interest and dividends on available-for-sale investment securities	—	—	283	—	283
Interest on cash and cash equivalents	1	—	5	—	6
Interest-bearing cash — intercompany	—	—	6	(6)	—
Operating leases	1	—	2,585	—	2,586
Total financing revenue and other interest income	(28)	—	6,344	(43)	6,273
Interest expense
Interest on deposits	8	—	522	—	530
Interest on short-term borrowings	30	—	6	—	36
Interest on long-term debt	856	—	402	—	1,258
Interest on intercompany debt	28	—	15	(43)	—
Total interest expense	922	—	945	(43)	1,824
Depreciation expense on operating lease assets	1	—	1,712	—	1,713
Net financing (loss) revenue	(951)	—	3,687	—	2,736
Cash dividends from subsidiaries
Bank subsidiary	525	525	—	(1,050)	—
Nonbank subsidiaries	980	—	—	(980)	—
Other revenue
Servicing fees	846	—	621	(1,435)	32
Insurance premiums and service revenue earned	—	—	706	—	706
(Loss) gain on mortgage and automotive loans, net	(9)	—	54	—	45
Loss on extinguishment of debt	(353)	—	(1)	—	(354)
Other gain on investments, net	—	—	106	—	106
Other income, net of losses	199	—	398	(346)	251
Total other revenue	683	—	1,884	(1,781)	786
Total net revenue	1,237	525	5,571	(3,811)	3,522
Provision for loan losses	111	—	356	—	467
Noninterest expense
Compensation and benefits expense	431	—	634	(339)	726
Insurance losses and loss adjustment expenses	—	—	239	—	239
Other operating expenses	935	—	1,635	(1,442)	1,128
Total noninterest expense	1,366	—	2,508	(1,781)	2,093
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(240)	525	2,707	(2,030)	962
Income tax (benefit) expense from continuing operations	(231)	—	572	—	341
Net (loss) income from continuing operations	(9)	525	2,135	(2,030)	621
Income from discontinued operations, net of tax	367	—	38	—	405
Undistributed income (loss) of subsidiaries
Bank subsidiary	302	302	—	(604)	—
Nonbank subsidiaries	366	(1)	—	(365)	—
Net income	1,026	826	2,173	(2,999)	1,026
Other comprehensive (loss) income, net of tax	(56)	40	(64)	24	(56)
Comprehensive income	$970	$866	$2,109	$(2,975)	$970

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(2)	$—	$3,347	$—	$3,345
Interest and fees on finance receivables and loans — intercompany	26	—	64	(90)	—
Interest on loans held-for-sale	—	—	1	—	1
Interest and dividends on available-for-sale investment securities	—	—	282	—	282
Interest on cash and cash equivalents	1	—	5	—	6
Interest-bearing — intercompany	—	—	4	(4)	—
Operating leases	269	—	2,384	—	2,653
Total financing revenue and other interest income	294	—	6,087	(94)	6,287
Interest expense
Interest on deposits	11	—	484	—	495
Interest on short-term borrowings	32	—	8	—	40
Interest on long-term debt	1,143	—	433	—	1,576
Interest on intercompany debt	68	—	26	(94)	—
Total interest expense	1,254	—	951	(94)	2,111
Depreciation expense on operating lease assets	164	—	1,436	—	1,600
Net financing (loss) revenue	(1,124)	—	3,700	—	2,576
Cash dividends from subsidiaries
Bank subsidiary	1,650	1,650	—	(3,300)	—
Nonbank subsidiaries	462	—	—	(462)	—
Other revenue
Servicing fees	22	—	—	—	22
Insurance premiums and service revenue earned	—	—	736	—	736
(Loss) gain on mortgage and automotive loans, net	(2)	—	8	—	6
Loss on extinguishment of debt	(46)	—	—	—	(46)
Other gain on investments, net	—	—	129	—	129
Other income, net of losses	591	—	1,007	(1,384)	214
Total other revenue	565	—	1,880	(1,384)	1,061
Total net revenue	1,553	1,650	5,580	(5,146)	3,637
Provision for loan losses	165	—	137	—	302
Noninterest expense
Compensation and benefits expense	441	—	604	(335)	710
Insurance losses and loss adjustment expenses	—	—	353	—	353
Other operating expenses	648	—	1,614	(1,049)	1,213
Total noninterest expense	1,089	—	2,571	(1,384)	2,276
Income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	299	1,650	2,872	(3,762)	1,059
Income tax (benefit) expense from continuing operations	(309)	—	594	—	285
Net income from continuing operations	608	1,650	2,278	(3,762)	774
Income from discontinued operations, net of tax	172	—	27	—	199
Undistributed (loss) income of subsidiaries
Bank subsidiary	(802)	(802)	—	1,604	—
Nonbank subsidiaries	995	(2)	—	(993)	—
Net income	973	846	2,305	(3,151)	973
Other comprehensive income, net of tax	126	116	124	(240)	126
Comprehensive income	$1,099	$962	$2,429	$(3,391)	$1,099

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

September 30, 2015 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$797	$—	$869	$—	$1,666
Interest-bearing	1,201	—	2,360	—	3,561
Interest-bearing — intercompany	—	—	722	(722)	—
Total cash and cash equivalents	1,998	—	3,951	(722)	5,227
Investment securities	—	—	18,758	—	18,758
Loans held-for-sale, net	—	—	37	—	37
Finance receivables and loans, net
Finance receivables and loans, net	3,818	—	104,173	—	107,991
Intercompany loans to
Nonbank subsidiaries	1,781	—	546	(2,327)	—
Allowance for loan losses	(86)	—	(932)	—	(1,018)
Total finance receivables and loans, net	5,513	—	103,787	(2,327)	106,973
Investment in operating leases, net	92	—	17,200	—	17,292
Intercompany receivables from
Bank subsidiary	338	—	—	(338)	—
Nonbank subsidiaries	218	—	242	(460)	—
Investment in subsidiaries
Bank subsidiary	16,296	16,296	—	(32,592)	—
Nonbank subsidiaries	10,931	12	—	(10,943)	—
Premiums receivable and other insurance assets	—	—	1,816	(22)	1,794
Other assets	4,932	—	3,971	(2,879)	6,024
Total assets	$40,318	$16,308	$149,762	$(50,283)	$156,105
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$91	$—	$91
Interest-bearing	248	—	63,702	—	63,950
Total deposit liabilities	248	—	63,793	—	64,041
Short-term borrowings	3,458	—	1,920	—	5,378
Long-term debt	19,820	—	47,641	—	67,461
Intercompany debt to
Nonbank subsidiaries	1,268	—	1,781	(3,049)	—
Intercompany payables to
Bank subsidiary	24	—	—	(24)	—
Nonbank subsidiaries	374	—	420	(794)	—
Interest payable	223	—	214	—	437
Unearned insurance premiums and service revenue	—	—	2,438	—	2,438
Accrued expenses and other liabilities	304	82	4,245	(2,880)	1,751
Total liabilities	25,719	82	122,452	(6,747)	141,506
Total equity	14,599	16,226	27,310	(43,536)	14,599
Total liabilities and equity	$40,318	$16,308	$149,762	$(50,283)	$156,105

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2014 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$986	$—	$362	$—	$1,348
Interest-bearing	1,300	—	2,928	—	4,228
Interest-bearing — intercompany	—	—	615	(615)	—
Total cash and cash equivalents	2,286	—	3,905	(615)	5,576
Investment securities	—	—	16,137	—	16,137
Loans held-for-sale, net	3	—	2,000	—	2,003
Finance receivables and loans, net
Finance receivables and loans, net	4,225	—	95,723	—	99,948
Intercompany loans to
Bank subsidiary	625	—	—	(625)	—
Nonbank subsidiaries	3,500	—	1,770	(5,270)	—
Allowance for loan losses	(102)	—	(875)	—	(977)
Total finance receivables and loans, net	8,248	—	96,618	(5,895)	98,971
Investment in operating leases, net	—	—	19,510	—	19,510
Intercompany receivables from
Bank subsidiary	219	—	—	(219)	—
Nonbank subsidiaries	267	—	393	(660)	—
Investment in subsidiaries
Bank subsidiary	15,967	15,967	—	(31,934)	—
Nonbank subsidiaries	11,559	12	—	(11,571)	—
Premiums receivable and other insurance assets	—	—	1,717	(22)	1,695
Other assets	4,889	—	4,879	(2,466)	7,302
Assets of operations held-for-sale	634	—	—	—	634
Total assets	$44,072	$15,979	$145,159	$(53,382)	$151,828
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$64	$—	$64
Interest-bearing	319	—	57,839	—	58,158
Total deposit liabilities	319	—	57,903	—	58,222
Short-term borrowings	3,338	—	3,724	—	7,062
Long-term debt	21,199	—	45,359	—	66,558
Intercompany debt to
Nonbank subsidiaries	2,385	—	4,125	(6,510)	—
Intercompany payables to
Bank subsidiary	94	—	—	(94)	—
Nonbank subsidiaries	454	—	354	(808)	—
Interest payable	316	—	161	—	477
Unearned insurance premiums and service revenue	—	—	2,375	—	2,375
Accrued expenses and other liabilities	568	82	3,551	(2,466)	1,735
Total liabilities	28,673	82	117,552	(9,878)	136,429
Total equity	15,399	15,897	27,607	(43,504)	15,399
Total liabilities and equity	$44,072	$15,979	$145,159	$(53,382)	$151,828

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$51	$525	$5,408	$(2,030)	$3,954
Investing activities
Purchases of available-for-sale securities	—	—	(10,011)	—	(10,011)
Proceeds from sales of available-for-sale securities	—	—	4,408	—	4,408
Proceeds from maturities and repayments of available-for-sale securities	—	—	3,141	—	3,141
Net decrease (increase) in finance receivables and loans	398	—	(9,573)	—	(9,175)
Proceeds from sales of finance receivables and loans	—	—	2,665	—	2,665
Net decrease in loans — intercompany	2,392	—	1,225	(3,617)	—
Net (increase) decrease in operating lease assets	(94)	—	526	—	432
Capital contributions to subsidiaries	(228)	(1)	1	228	—
Returns of contributed capital	881	—	—	(881)	—
Proceeds from sale of business units, net	1,049	—	—	—	1,049
Net change in restricted cash	(12)	—	501	—	489
Other, net	(29)	—	12	—	(17)
Net cash provided by (used in) investing activities	4,357	(1)	(7,105)	(4,270)	(7,019)
Financing activities
Net change in short-term borrowings — third party	120	—	(1,812)	—	(1,692)
Net (decrease) increase in deposits	(72)	—	5,891	—	5,819
Proceeds from issuance of long-term debt — third party	4,037	—	19,807	—	23,844
Repayments of long-term debt — third party	(5,866)	—	(17,588)	—	(23,454)
Net change in debt — intercompany	(1,117)	—	(2,393)	3,510	—
Repurchase and redemption of preferred stock	(442)	—	—	—	(442)
Dividends paid — third party	(1,356)	—	—	—	(1,356)
Dividends paid and returns of contributed capital — intercompany	—	(525)	(2,386)	2,911	—
Capital contributions from parent	—	1	227	(228)	—
Net cash (used in) provided by financing activities	(4,696)	(524)	1,746	6,193	2,719
Effect of exchange-rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Net (decrease) increase in cash and cash equivalents	(288)	—	46	(107)	(349)
Cash and cash equivalents at beginning of year	2,286	—	3,905	(615)	5,576
Cash and cash equivalents at September 30	$1,998	$—	$3,951	$(722)	$5,227

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$544	$1,639	$4,036	$(3,761)	$2,458
Investing activities
Purchases of available-for-sale securities	—	—	(4,117)	—	(4,117)
Proceeds from sales of available-for-sale securities	—	—	2,974	—	2,974
Proceeds from maturities and repayments of available-for-sale securities	—	—	1,877	—	1,877
Net decrease (increase) in finance receivables and loans	1,669	—	(2,936)	—	(1,267)
Proceeds from sales of finance receivables and loans	—	—	1,557	—	1,557
Net (increase) decrease in loans — intercompany	(104)	—	147	(43)	—
Net decrease (increase) in operating lease assets	146	—	(3,411)	—	(3,265)
Capital contributions to subsidiaries	(744)	—	—	744	—
Returns of contributed capital	1,251	—	—	(1,251)	—
Proceeds from sale of business unit, net	46	—	1	—	47
Net change in restricted cash	—	—	2,128	—	2,128
Other, net	(17)	—	88	—	71
Net cash provided by (used in) investing activities	2,247	—	(1,692)	(550)	5
Financing activities
Net change in short-term borrowings — third party	151	—	(3,449)	—	(3,298)
Net (decrease) increase in deposits	(72)	—	3,573	—	3,501
Proceeds from issuance of long-term debt — third party	2,310	—	16,632	—	18,942
Repayments of long-term debt — third party	(5,535)	—	(15,704)	—	(21,239)
Net change in debt — intercompany	(143)	—	104	39	—
Dividends paid — third party	(200)	—	—	—	(200)
Dividends paid and returns of contributed capital — intercompany	—	(1,676)	(3,337)	5,013	—
Capital contributions from parent	—	—	744	(744)	—
Net cash used in financing activities	(3,489)	(1,676)	(1,437)	4,308	(2,294)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Net (decrease) increase in cash and cash equivalents	(698)	(37)	906	(3)	168
Cash and cash equivalents at beginning of year	2,930	37	2,974	(410)	5,531
Cash and cash equivalents at September 30	$2,232	$—	$3,880	$(413)	$5,699
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
Automotive Subprime Matters
In October 2014, we received a document request from the SEC in connection with its investigation related to subprime automotive finance and related securitization activities. Separately, in December 2014, we received a subpoena from the DOJ requesting similar information. In May 2015, we received an information request from the New York Department of Financial Services requesting similar information. We are currently cooperating with each of these agencies with respect to these matters. These matters could result in material adverse consequences including, without limitation, adverse judgments, significant settlements, fines, penalties, injunctions, or other actions.
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
27.    Subsequent Events
Declaration of Quarterly Dividend Payments
On October 21, 2015, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $17.31 per share, or a total of $22 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G; and a cash dividend of $0.53 per share, or a total of $15 million, on Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A. The dividends are payable to shareholders of record as of November 1, 2015, and are payable on November 16, 2015.

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
The following table presents selected statement of comprehensive income data.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2015	2014	2015	2014
Total financing revenue and other interest income	$2,102	$2,109	$6,273	$6,287
Total interest expense	604	671	1,824	2,111
Depreciation expense on operating lease assets	528	549	1,713	1,600
Net financing revenue	970	889	2,736	2,576
Total other revenue	332	375	786	1,061
Total net revenue	1,302	1,264	3,522	3,637
Provision for loan losses	211	102	467	302
Total noninterest expense	674	742	2,093	2,276
Income from continuing operations before income tax expense	417	420	962	1,059
Income tax expense from continuing operations	144	127	341	285
Net income from continuing operations	273	293	621	774
(Loss) income from discontinued operations, net of tax	(5)	130	405	199
Net income	$268	$423	$1,026	$973
Basic earnings per common share:
Net income (loss) from continuing operations	$0.49	$0.47	$(1.52)	$1.19
Net income (loss)	0.48	0.74	(0.68)	1.60
Diluted earnings per common share:
Net income (loss) from continuing operations	$0.49	$0.47	$(1.52)	$1.19
Net income (loss)	0.47	0.74	(0.68)	1.60
Market price per common share:
High closing	$22.99	$24.95	$23.88	$25.21
Low closing	19.93	22.60	18.71	22.60
Period end closing	20.38	23.14	20.38	23.14

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents selected balance sheet and ratio data.

	At and for the three months ended September 30,		At and for the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Selected period-end balance sheet data:
Total assets	$156,105	$149,195	$156,105	$149,195
Long-term debt	$67,461	$67,299	$67,461	$67,299
Preferred stock	$813	$1,255	$813	$1,255
Total equity	$14,599	$15,190	$14,599	$15,190
Financial ratios:
Return on average assets (a)	0.69%	1.12%	0.90%	0.87%
Return on average equity (a)	7.37%	11.20%	9.20%	8.88%
Return on average tangible common equity (non-GAAP) (b)	6.77%	10.34%	(3.16)%	7.68%
Equity to assets (a)	9.31%	9.98%	9.74%	9.77%
Net interest spread (a)(c)	2.55%	2.38%	2.43%	2.34%
Net interest spread excluding original issue discount (a)(c)	2.59%	2.55%	2.48%	2.50%
Net yield on interest-earning assets (a)(d)	2.64%	2.52%	2.54%	2.47%
Net yield on interest-earning assets excluding original issue discount (a)(d)	2.67%	2.65%	2.58%	2.60%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)
Return on average tangible common equity represents net income available to common shareholders under accounting principles generally accepted in the United States of America (GAAP) divided by a two-period average of tangible common equity, which is total shareholder's equity less preferred stock and goodwill.

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

	Under Basel III		Under Basel I
	Transitional	Fully Phased-in
($ in millions)	September 30, 2015		September 30, 2014
Common Equity Tier 1 capital ratio (a)	10.05%	9.57%	9.69%
Tier 1 capital ratio (b)	12.02%	11.94%	12.65%
Total capital ratio (c)	12.95%	12.88%	13.47%
Tier 1 leverage (to adjusted quarterly average assets) (d)	10.43%	10.41%	10.91%
Total equity	$14,599	$14,599	$15,190
Preferred stock	(813)	(813)	(1,255)
Goodwill and certain other intangibles	(27)	(27)	(27)
Unrealized gains and other adjustments	(315)	(886)	(1,481)
Common Equity Tier 1 capital (non-GAAP) (a)	13,444	12,873	12,427
Preferred stock	725	696	1,255
Trust preferred securities	2,547	2,547	2,545
Other adjustments	(629)	(58)	—
Tier 1 capital (b)	$16,087	$16,058	$16,227
Risk-weighted assets (e)	$133,821	$134,508	$128,248

(a)
Common Equity Tier 1 Capital generally consists of common stock (plus any related surplus and net of any treasury stock), retained earnings, accumulated other comprehensive income, and minority interests in the common equity of consolidated subsidiaries, together subject to certain adjustments and deductions. At September 30, 2014, the capital ratio presented reflects the Tier 1 common ratio, the closest analogue under U.S. Basel I to the Common Equity Tier 1 capital ratio introduced by U.S. Basel III. We consider various measures when evaluating capital utilization and adequacy, including the Common Equity Tier 1 Capital ratio. Because GAAP does not include capital ratio measures, we believe there are no comparable GAAP financial measures to these ratios. Common Equity Tier 1 Capital is not formally defined by GAAP and, therefore, is considered to be a non-GAAP financial measure. We believe the Common Equity Tier 1 Capital measure is important because we believe analysts and banking regulators may assess our capital adequacy using this ratio. Additionally, presentation of this measure allows readers to compare certain aspects of our capital adequacy on the same basis to other companies in the industry.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change	2015	2014	Favorable/ (unfavorable) % change
Total net revenue (loss)
Dealer Financial Services
Automotive Finance operations	$933	$919	2	$2,699	$2,749	(2)
Insurance operations	249	303	(18)	811	896	(9)
Mortgage operations	30	9	n/m	134	48	179
Corporate and Other	90	33	173	(122)	(56)	(118)
Total	$1,302	$1,264	3	$3,522	$3,637	(3)
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance operations	$347	$415	(16)	$1,079	$1,215	(11)
Insurance operations	40	60	(33)	133	111	20
Mortgage operations	7	(3)	n/m	84	41	105
Corporate and Other	23	(52)	144	(334)	(308)	(8)
Total	$417	$420	(1)	$962	$1,059	(9)
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

As part of our continued efforts to diversify, our Insurance operations launched its new flagship vehicle service contract offering, Ally Premier Protection, nationwide for new and used vehicles of virtually all makes and models in June 2015. Ally Premier Protection replaces the General Motors Protection Plan nameplate.
On April 27, 2015, we announced that Mitsubishi Motors North America, Inc. (MMNA) selected Ally as the preferred provider of leasing and financing in the United States, replacing MMNA's captive finance company, Mitsubishi Motors Credit of America, Inc. (MMCA). The agreement broadens our existing relationship with Mitsubishi, and makes our full suite of products and services available to all MMNA dealers and their customers. We began providing commercial financing to dealerships that were previously financing through MMCA. In addition, on September 16, 2015, we entered into agreements with MMCA affiliates providing us the beneficial interest in MMCA’s consumer loan and lease portfolio, which included approximately $0.6 billion of retail and lease contracts.
On May 1, 2015, we were named as the preferred financing source for Aston Martin, and we have begun offering our full suite of automotive financial products and services at Aston Martin’s network of dealerships in the United States.

•
Our ongoing Mortgage operations are limited to the management of our held-for-investment loan portfolio and include the execution of bulk purchases of high-quality jumbo mortgage loans originated by third parties. During the nine months ended September 30, 2015, we continued to execute bulk purchases of mortgage loans that were originated by third parties. Year-to-date purchases have totaled $3.6 billion. We expect this activity to continue in support of our treasury asset liability management (ALM) activities and diversification. Further, we executed the sale of troubled debt restructured (TDR) loans totaling $677 million of unpaid principal balance during the nine months ended September 30, 2015.

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

As we look ahead, we are working to build on our existing foundation of 5.5 million customers and leading digital platform to expand our products and services and to create an integrated customer experience.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by line of business.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change	2015	2014	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$2,102	$2,109	—	$6,273	$6,287	—
Total interest expense	604	671	10	1,824	2,111	14
Depreciation expense on operating lease assets	528	549	4	1,713	1,600	(7)
Net financing revenue	970	889	9	2,736	2,576	6
Other revenue
Servicing fees	12	6	100	32	22	45
Insurance premiums and service revenue earned	236	246	(4)	706	736	(4)
(Loss) gain on mortgage and automotive loans, net	(2)	—	n/m	45	6	n/m
Loss on extinguishment of debt	—	—	n/m	(354)	(46)	n/m
Other gain on investments, net	6	45	(87)	106	129	(18)
Other income, net of losses	80	78	3	251	214	17
Total other revenue	332	375	(11)	786	1,061	(26)
Total net revenue	1,302	1,264	3	3,522	3,637	(3)
Provision for loan losses	211	102	(107)	467	302	(55)
Noninterest expense
Compensation and benefits expense	235	241	2	726	710	(2)
Insurance losses and loss adjustment expenses	61	97	37	239	353	32
Other operating expenses	378	404	6	1,128	1,213	7
Total noninterest expense	674	742	9	2,093	2,276	8
Income from continuing operations before income tax expense	417	420	(1)	962	1,059	(9)
Income tax expense from continuing operations	144	127	(13)	341	285	(20)
Net income from continuing operations	$273	$293	(7)	$621	$774	(20)
n/m = not meaningful
We earned net income from continuing operations of $273 million and $621 million for the three months and nine months ended September 30, 2015, respectively, compared to $293 million and $774 million for the three months and nine months ended September 30, 2014, respectively. Net income from continuing operations for the three and nine months ended September 30, 2015 was unfavorably impacted by an increase in the provision for loan losses. The increase in provision for loan losses is the result of the growth in our consumer retail automotive loan portfolio, as our automotive originations have shifted to an increase in loans offsetting a significant reduction in leases which are not included in the allowance, and the continued execution of our underwriting strategy to originate automotive loans across a broad risk spectrum, with credit performance in line with expectations for the portfolio. Also contributing to the increase in the provision was growth in our consumer mortgage loan portfolio, as a result of bulk mortgage purchases during the year, as well as lower mortgage reserves in the prior year due to portfolio run-off and improved credit quality. Additionally, results for the nine months ended September 30, 2015, were unfavorably impacted by higher losses on extinguishment of debt resulting from debt tender offers during the first half of 2015, and an increase in depreciation expense related to lower lease remarketing gains. These unfavorable impacts for the three months and nine months ended September 30, 2015, were partially offset by lower funding costs resulting from the maturity and repayment of higher-cost debt and lower original issue discount (OID) amortization expense related to bond maturities and normal monthly amortization, as well as lower wholesale weather-related losses and lower loss experience of VSC products at our Insurance operations.
Total interest expense decreased 10% and 14% for the three months and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily due to lower funding costs as a result of continued deposit growth, the repayment of higher-cost legacy debt, and a decrease in OID amortization expense.
Depreciation expense on operating lease assets decreased $21 million and increased $113 million for the three months and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increase for the nine months ended September 30, 2015, was primarily due to lower lease remarketing gains and decreases in lease termination volume.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Net gain on mortgage and automotive loans decreased $2 million and increased $39 million for the three months and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increase for the nine months ended September 30, 2015, was primarily due to the sale of TDR loans at our Mortgage operations during the first quarter of 2015.
We incurred a loss on extinguishment of debt of $354 million for the nine months ended September 30, 2015, compared to $46 million for the same period in 2014. The increase was due primarily to the execution of tender offers for legacy, high-cost debt during the first half of 2015.
Other gain on investments, net, was $6 million and $106 million for the three months and nine months ended September 30, 2015, respectively, compared to $45 million and $129 million for the same periods in 2014. The decreases were primarily due to an increase in other-than-temporary-impairment recognized on certain equity securities during the three months ended September 30, 2015, and lower realized investment gains as compared to the same periods in 2014.
Other income, net of losses, increased $2 million and $37 million for the three months and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increase for the nine months ended September 30, 2015, was primarily due to an increase in income from certain equity method investments.
The provision for loan losses was $211 million and $467 million for the three months and nine months ended September 30, 2015, respectively, compared to $102 million and $302 million for the same periods in 2014. The increases in provision for loan losses are the result of the growth in our consumer retail automotive loan portfolio, as our automotive originations have shifted to an increase in loans offsetting a significant reduction in leases which are not included in the allowance, and the continued execution of our underwriting strategy to originate automotive loans across a broad risk spectrum, with credit performance in line with expectations for the portfolio. Also contributing to the increase was growth in our consumer mortgage loan portfolio, as a result of bulk mortgage purchases during the year, as well as lower mortgage reserves in the prior year due to portfolio run-off and improved credit quality. The increase for the nine months ended September 30, 2015, was partially offset by the continued strong performance of our commercial loan portfolio.
Total noninterest expense decreased $68 million and $183 million for the three months and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The decreases were primarily due to both lower wholesale weather-related losses and lower loss experience of VSC products at our Insurance operations, as well as the continued overall streamlining from strategic actions across various lines of business.
We recognized total income tax expense from continuing operations of $144 million and $341 million for the three months and nine months ended September 30, 2015, compared to income tax expense of $127 million and $285 million for the same periods in 2014. The increase in income tax expense for the three months ended September 30, 2015, compared to the same period in 2014, was primarily driven by decreases in capital gains resulting in less tax benefit on the release of the valuation allowance against capital loss carryforwards and a reduction in tax credits. The increase in income tax expense for the nine months ended September 30, 2015, compared to the same period in 2014, was primarily driven by a non-recurring tax benefit in the second quarter of 2014 related to the reduction in the liability for unrecognized tax benefits as a result of the completion of the U.S. federal audit related to our 2009 through 2011 tax years.
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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change	2015	2014	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$833	$774	8	$2,363	$2,276	4
Commercial	228	246	(7)	701	772	(9)
Loans held-for-sale	2	—	n/m	35	—	n/m
Operating leases	830	899	(8)	2,586	2,653	(3)
Other interest income	2	3	(33)	6	8	(25)
Total financing revenue and other interest income	1,895	1,922	(1)	5,691	5,709	—
Interest expense	497	523	5	1,449	1,555	7
Depreciation expense on operating lease assets	528	549	4	1,713	1,600	(7)
Net financing revenue	870	850	2	2,529	2,554	(1)
Other revenue
Servicing fees	12	6	100	32	22	45
(Loss) gain on automotive loans, net	(2)	6	n/m	(23)	6	n/m
Other income	53	57	(7)	161	167	(4)
Total other revenue	63	69	(9)	170	195	(13)
Total net revenue	933	919	2	2,699	2,749	(2)
Provision for loan losses	201	109	(84)	460	367	(25)
Noninterest expense
Compensation and benefits expense	121	112	(8)	370	341	(9)
Other operating expenses	264	283	7	790	826	4
Total noninterest expense	385	395	3	1,160	1,167	1
Income from continuing operations before income tax expense	$347	$415	(16)	$1,079	$1,215	(11)
Total assets	$113,843	$110,937	3	$113,843	$110,937	3
n/m = not meaningful
Components of net operating lease revenue, included in amounts above, were as follows.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change	2015	2014	Favorable/ (unfavorable) % change
Net operating lease revenue
Operating lease revenue	$830	$899	(8)	$2,586	$2,653	(3)
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains)	633	654	3	1,995	1,982	(1)
Remarketing gains	(105)	(105)	—	(282)	(382)	(26)
Total depreciation expense on operating lease assets	528	549	4	1,713	1,600	(7)
Total net operating lease revenue	$302	$350	(14)	$873	$1,053	(17)

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Our Automotive Finance operations earned income from continuing operations before income tax expense of $347 million and $1.1 billion for the three months and nine months ended September 30, 2015, respectively, compared to $415 million and $1.2 billion for the three months and nine months ended September 30, 2014, respectively. Results for the three months and nine months ended September 30, 2015, were unfavorably impacted by an increase in provision for loan losses primarily due to continued growth in the consumer portfolio and lower net operating lease revenue primarily due to a decrease in lease origination volume resulting from GM's decision to provide subvention programs for their products exclusively through its wholly-owned subsidiary, General Motors Financial Company, Inc. (GMF), partially offset by an increase in consumer financing revenue resulting from continued origination growth.
Consumer financing revenue (combined with interest income on consumer loans held-for-sale) increased $61 million and $122 million for the three months and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily due to continued origination growth across the retail channels.
Commercial financing revenue decreased $18 million and $71 million for the three months and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily due to lower yields as a result of a continued competitive wholesale marketplace.
Total net operating lease revenue decreased 14% and 17% for the three months and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The decrease for the three months ended September 30, 2015, was primarily due to a decrease in lease origination volume resulting from GM’s decision to provide subvention programs for their products exclusively through its wholly-owned subsidiary, GMF. Results for the nine months ended September 30, 2015, were also unfavorably impacted by lower lease termination volume and a decrease in remarketing gains due to lower gains on a per-unit basis. We recognized remarketing gains of $105 million and $282 million for the three months and nine months ended September 30, 2015, respectively, compared to $105 million and $382 million for the same periods in 2014.
Interest expense decreased $26 million and $106 million for the three months and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily due to lower funding costs as a result of an increase in deposits and company-wide liability management actions that have included the repayment of higher-cost debt.
The provision for loan losses was $201 million and $460 million for the three months and nine months ended September 30, 2015, respectively, compared to $109 million and $367 million for the same periods in 2014. The increase is the result of the growth in our consumer retail automotive loan portfolio, as our automotive originations have shifted to an increase in loans offsetting a significant reduction in leases which are not included in the allowance, and the continued execution of our underwriting strategy to originate automotive loans across a broad risk spectrum, with credit performance in line with expectations for the portfolio. The increase for the nine months ended September 30, 2015, was partially offset by the continued strong performance of our commercial loan portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing Volume
The following tables present the total U.S. consumer origination dollars and percentage mix by product type.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2015	2014	2015	2014
GM
New retail standard	$2,809	$1,910	25	16
New retail subvented	712	1,805	6	15
Lease	20	2,391	—	20
Used	1,400	1,389	13	12
Total GM vehicle originations	4,941	7,495
Chrysler
New retail standard	1,295	989	12	9
Lease	755	477	7	4
Used	608	458	6	4
Total Chrysler vehicle originations	2,658	1,924
Non-GM/Chrysler
New retail vehicles	1,342	917	12	8
Lease	260	161	2	1
Used	1,893	1,321	17	11
Total Non-GM/Chrysler vehicle originations	3,495	2,399
Total consumer automotive financing originations (a)	$11,094	$11,818

(a)
Nonprime originations represented 13.5% of total consumer automotive financing originations during the three months ended September 30, 2015, compared to 8.6% during the three months ended September 30, 2014. We define nonprime consumer automotive loans primarily as those loans with a FICO score (or an equivalent score) at origination of less than 620.

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2015	2014	2015	2014
GM
New retail standard	$7,440	$5,385	23	17
New retail subvented	1,912	3,526	6	11
Lease	1,270	7,431	4	23
Used	4,303	4,112	14	13
Total GM vehicle originations	14,925	20,454
Chrysler
New retail standard	3,646	2,718	11	9
Lease	1,761	1,099	6	4
Used	1,766	1,336	6	4
Total Chrysler vehicle originations	7,173	5,153
Non-GM/Chrysler
New retail vehicles	3,657	2,375	11	7
Lease	608	375	2	1
Used	5,379	3,593	17	11
Total Non-GM/Chrysler vehicle originations	9,644	6,343
Total consumer automotive financing originations (a)	$31,742	$31,950

(a)
Nonprime originations represented 13.1% of total consumer automotive financing originations during the nine months ended September 30, 2015, compared to 9.0% during the nine months ended September 30, 2014.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Total consumer automotive financing originations decreased $724 million and $208 million for the three months and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Originations outside of the General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler) channels (Non-GM/Chrysler) increased 46% and 52% for the three months and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, due to continued efforts to expand this business. Chrysler channel volume increased 38% and 39% for the three months and nine months ended September 30, 2015, compared to the same periods in 2014. The increase in Non-GM/Chrysler and Chrysler origination volume was, as expected, offset by lower GM lease and new retail subvented business that resulted from GM's decision to provide subvention programs for their products exclusively through its wholly-owned subsidiary, GMF. As a result of this decision, GM lease origination volume diminished to a negligible level. However, GM new retail standard volume increased 47% and 38% for the three months and nine months ended September 30, 2015, compared to the same periods in 2014.
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

	Average balance		% Share of manufacturer franchise dealer inventory
Three months ended September 30, ($ in millions)	2015	2014	2015	2014
GM new vehicles (a)	$14,410	$16,214	62	63
Chrysler new vehicles (a)	8,061	7,209	43	44
Non-GM/Chrysler new vehicles	3,572	2,851
Used vehicles	3,483	3,165
Total commercial wholesale finance receivables	$29,526	$29,439

(a)	Share of dealer inventory based on a 4-point average of dealer inventory.

	Average balance		% Share of manufacturer franchise dealer inventory
Nine months ended September 30, ($ in millions)	2015	2014	2015	2014
GM new vehicles (a)	$15,026	$16,646	63	64
Chrysler new vehicles (a)	8,103	7,607	44	45
Non-GM/Chrysler new vehicles	3,487	2,972
Used vehicles	3,406	3,050
Total commercial wholesale finance receivables	$30,022	$30,275

(a)	Share of dealer inventory based on a 10-point average of dealer inventory.
Commercial wholesale financing average volume increased $87 million and decreased $253 million during the three months and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The decrease in GM new receivables was partially offset during the nine months ended September, 30, 2015, and fully offset during the three months ended September 30, 2015, by increases in Chrysler new, Non-GM/Chrysler new and Used commercial wholesale financing volume, including higher balances resulting from our agreement with MMNA. Wholesale penetration with GM and Chrysler decreased slightly for the three months and nine months ended September 30, 2015, compared to the same period in 2014, as a result of increased competition in the wholesale marketplace.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance Operations
Results of Operations
The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change	2015	2014	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$236	$246	(4)	$706	$736	(4)
Investment income, net (a)	9	53	(83)	93	150	(38)
Other income	4	4	—	12	10	20
Total insurance premiums and other income	249	303	(18)	811	896	(9)
Expense
Insurance losses and loss adjustment expenses	61	97	37	239	353	32
Acquisition and underwriting expense
Compensation and benefits expense	18	15	(20)	53	46	(15)
Insurance commissions expense	95	95	—	283	279	(1)
Other expenses	35	36	3	103	107	4
Total acquisition and underwriting expense	148	146	(1)	439	432	(2)
Total expense	209	243	14	678	785	14
Income from continuing operations before income tax expense	$40	$60	(33)	$133	$111	20
Total assets	$6,997	$7,178	(3)	$6,997	$7,178	(3)
Insurance premiums and service revenue written	$254	$265	(4)	$755	$775	(3)
Combined ratio (b)	87.7%	98.4%		95.3%	106.0%

(a)
Includes loss on investments of $5 million and gains on investments of $57 million for the three months and nine months ended September 30, 2015, respectively, and gains on investments of $39 million and $107 million for the three months and nine months ended September 30, 2014, respectively; and interest expense of $12 million and $38 million for the three months and nine months ended September 30, 2015, respectively, and $14 million and $41 million for the three months and nine months ended September 30, 2014, respectively.

(b)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other fee income.

Our Insurance operations earned income from continuing operations before income tax expense of $40 million and $133 million for the three months and nine months ended September 30, 2015, respectively, compared to $60 million and $111 million for the three months and nine months ended September 30, 2014, respectively. The decrease for the three months ended September 30, 2015, was due primarily to lower investment income, partially offset by lower weather-related losses. The increase for the nine months ended September 30, 2015, was due primarily to lower weather-related losses, partially offset by lower investment income.
Insurance premiums and service revenue earned was $236 million and $706 million for the three months and nine months ended September 30, 2015, respectively, compared to $246 million and $736 million for the same periods in 2014. The decreases were due primarily to lower earned revenue on VSC products as a result of unfavorable changes in the Canadian exchange rate and higher dealer reinsurance participation, as well as lower earned revenue from our Smart Lease Protect product as a result of GM's decision to provide lease subvention programs for their products exclusively through its wholly-owned subsidiary, GMF.
Investment income was $9 million and $93 million for the three months and nine months ended September 30, 2015, respectively, compared to $53 million and $150 million for the three months and nine months ended September 30, 2014, respectively. The decrease for the three months ended September 30, 2015, was due primarily to lower realized investment gains as compared to the same period in 2014, and the recognition of other-than-temporary impairment on certain equity securities of $11 million. No other-than-temporary impairment was recorded for the three months ended September 30, 2014. The decrease for the nine months ended September 30, 2015, was due primarily to lower realized investment gains.
Insurance losses and loss adjustment expenses totaled $61 million and $239 million for the three months and nine months ended September 30, 2015, respectively, compared to $97 million and $353 million for the same periods in 2014. The decreases were primarily due to lower wholesale weather-related losses. Additionally, we incurred lower non-weather related losses driven by lower loss experience for VSC products. These results primarily drove the decrease in the combined ratio to 87.7% and 95.3% during the three months and nine months

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

ended September 30, 2015, respectively, compared to 98.4% and 106.0% for the three months and nine months ended September 30, 2014, respectively.
The following table shows premium and service revenue written by insurance product.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Vehicle service contracts
New retail	$120	$114	$331	$320
Used retail	120	129	385	386
Reinsurance	(47)	(41)	(131)	(115)
Total vehicle service contracts	193	202	585	591
Wholesale	44	47	122	139
Other finance and insurance (a)	17	16	48	45
Total	$254	$265	$755	$775

(a)	Other finance and insurance includes GAP coverage, excess wear and tear, and other ancillary products.
Insurance premiums and service revenue written was $254 million and $755 million for the three months and nine months ended September 30, 2015, respectively, compared to $265 million and $775 million for the same periods in 2014. The decrease for the three months ended September 30, 2015, was due primarily to higher vehicle service dealer reinsurance participation and lower premium revenue as a result of unfavorable changes in the Canadian exchange rate. The decrease for the nine months ended September 30, 2015, was primarily due to lower wholesale premiums due to lower floorplan balances which we insure, as well as higher vehicle service dealer reinsurance participation. The decreases in both periods were partially offset by higher premium revenue from new VSCs.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	September 30, 2015	December 31, 2014
Cash
Noninterest-bearing cash	$233	$239
Interest-bearing cash	847	1,289
Total cash	1,080	1,528
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	94	392
U.S. States and political subdivisions	632	406
Foreign government	184	232
Mortgage-backed	964	1,097
Asset-backed	5	6
Corporate debt	1,047	746
Total debt securities	2,926	2,879
Equity securities	985	906
Total available-for-sale securities	3,911	3,785
Total cash and securities	$4,991	$5,313

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Operations
Results of Operations
The following table summarizes the operating results for our Mortgage operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change	2015	2014	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$81	$68	19	$221	$217	2
Total interest expense	61	59	(3)	171	182	6
Net financing revenue	20	9	122	50	35	43
Gain on mortgage loans, net	9	—	n/m	79	6	n/m
Other income, net of losses	1	—	n/m	5	7	(29)
Total other revenue	10	—	n/m	84	13	n/m
Total net revenue	30	9	n/m	134	48	179
Provision for loan losses	6	(7)	(186)	4	(55)	(107)
Total noninterest expense	17	19	11	46	62	26
Income (loss) from continuing operations before income tax expense	$7	$(3)	n/m	$84	$41	105
Total assets	$9,772	$7,402	32	$9,772	$7,402	32
n/m = not meaningful
Our Mortgage operations earned income from continuing operations before income tax expense of $7 million and $84 million for the three months and nine months ended September 30, 2015, respectively, compared to a loss of $3 million and income of $41 million for the three months and nine months ended September 30, 2014. The increase for the three months ended September 30, 2015, was primarily driven by an increase in net financing revenue and gain on sale of mortgage loans, offset by higher provision for loan losses. The increase for the nine months ended September 30, 2015, was primarily due to net gains on the sales of TDR loans, totaling $677 million of unpaid principal balance, offset by higher provision for loan losses.
Net financing revenue was $20 million and $50 million for the three months and nine months ended September 30, 2015, respectively, compared to $9 million and $35 million for the same periods in 2014. The increase for the three months ended September 30, 2015, was primarily due to loan portfolio growth as a result of bulk acquisitions of mortgage loans. The increase for the nine months ended September 30, 2015, was primarily due to loan portfolio growth as a result of bulk acquisitions of mortgage loans and lower interest expense as a result of lower funding costs.
We recognized a net gain on mortgage loans of $9 million and $79 million for the three months and nine months ended September 30, 2015, respectively, compared to $0 million and $6 million in the same periods in 2014. The increases for the three months and nine months ended September 30, 2015, were primarily due to the sales of TDR loans, which totaled $677 million of unpaid principal balance for the nine months ended September 30, 2015.
The provision for loan losses increased $13 million and $59 million for the three months and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily due to loan portfolio growth and lower reserves in the prior year due to portfolio run-off and improved credit quality.
Total noninterest expense decreased 11% and 26% for the three months and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The decreases were primarily due to lower representation and warranty expense and the sale of our Document Custody Division during the second quarter of 2014.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2015	2014	Favorable/ (unfavorable) % change	2015	2014	Favorable/ (unfavorable) % change
Net financing revenue (loss)
Total financing revenue and other interest income	$98	$89	10	$281	$273	3
Interest expense
Original issue discount amortization	16	51	69	45	149	70
Other interest expense	18	24	25	121	184	34
Total interest expense	34	75	55	166	333	50
Net financing revenue (loss) (a)	64	14	n/m	115	(60)	n/m
Other revenue (expense)
Loss on extinguishment of debt	—	—	—	(354)	(46)	n/m
Other gain on investments, net	11	6	83	49	22	123
Other income, net of losses	15	13	15	68	28	143
Total other revenue (expense)	26	19	37	(237)	4	n/m
Total net revenue (loss)	90	33	173	(122)	(56)	(118)
Provision for loan losses	4	—	n/m	3	(10)	(130)
Total noninterest expense (b)	63	85	26	209	262	20
Income (loss) from continuing operations before income tax expense	$23	$(52)	144	$(334)	$(308)	(8)
Total assets	$25,493	$23,678	8	$25,493	$23,678	8
n/m = not meaningful

(a)	Refer to the table that follows for further details on the components of net financing revenue (loss).

(b)
Includes a reduction of $168 million and $510 million for the three months and nine months ended September 30, 2015, respectively, and $172 million and $518 million for the three months and nine months ended September 30, 2014, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes the components of net financing revenue (loss) for Corporate and Other.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Original issue discount amortization (a)	$(16)	$(51)	$(45)	$(149)
Net impact of the funds-transfer pricing methodology	53	47	83	33
Other (including Corporate Finance net financing revenue)	27	18	77	56
Total net financing revenue (loss) for Corporate and Other	$64	$14	$115	$(60)
Outstanding original issue discount balance	$1,400	$1,455	$1,400	$1,455

(a)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
The following table presents the scheduled remaining amortization of the original issue discount at September 30, 2015.

Year ended December 31, ($ in millions)	2015	2016	2017	2018	2019	2020 and thereafter (a)	Total
Original issue discount
Outstanding balance	$1,383	$1,309	$1,223	$1,126	$1,092	$1,057
Total amortization (b)	17	74	86	97	34	1,092	$1,400

(a)	The maximum annual scheduled amortization for any individual year is $158 million in 2030.

(b)	The amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other earned income from continuing operations before income tax expense of $23 million and a loss of $334 million for the three months and nine months ended September 30, 2015, respectively, compared to a loss of $52 million and $308 million for the three months and nine months ended September 30, 2014, respectively. The increase for the three months ended September 30, 2015, was primarily due to lower funding costs as a result of maturity and repayment of higher-cost debt, as well as decreases in OID amortization expense and decreases in noninterest expense as a result of the overall streamlining from strategic actions. The increase in loss from continuing operations before income tax expense for the nine months ended September 30, 2015, was primarily due to an increase in loss on the extinguishment of debt resulting from debt tender offers, partially offset by a decrease in interest expense. During the first half of 2015, we completed two tender offers to buy back a total of $1.8 billion of our high-coupon debt, resulting in a total loss on extinguishment of debt of $345 million related to these transactions. We expect to continue accessing the unsecured debt capital markets as well as reducing our high-cost debt on an opportunistic basis.
Corporate and Other also includes the results of Corporate Finance which earned income from continuing operations before income tax expense of $16 million and $47 million for the three months and nine months ended September 30, 2015, respectively, compared to $18 million and $55 million for the three months and nine months ended September 30, 2014, respectively. The decrease was primarily driven by lower recoveries of loan loss exposures compared to 2014, as well as increased reserves due primarily to higher asset levels. This decrease was partially offset by higher net financing revenue due primarily to asset growth in this business.
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

($ in millions)	September 30, 2015	December 31, 2014
Cash
Noninterest-bearing cash	$1,407	$1,083
Interest-bearing cash	2,708	2,933
Total cash	4,115	4,016
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,715	786
U.S. States and political subdivisions	19	—
Mortgage-backed	11,167	9,581
Asset-backed	1,946	1,985
Total debt securities	$14,847	$12,352
Total cash and securities	$18,962	$16,368

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
Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	September 30, 2015	December 31, 2014
Finance receivables and loans
Automotive Finance operations	$95,932	$90,592
Mortgage operations	9,770	7,474
Corporate and Other	2,289	1,882
Total finance receivables and loans	107,991	99,948
Loans held-for-sale
Automotive Finance operations	—	1,515
Mortgage operations	—	452
Corporate and Other	37	36
Total loans held-for-sale	37	2,003
Total on-balance sheet loans	$108,028	$101,951
Off-balance sheet securitized loans
Automotive Finance operations (a)	$2,870	$2,801
Total off-balance sheet securitized loans	$2,870	$2,801
Operating lease assets
Automotive Finance operations	$17,292	$19,510
Total operating lease assets	$17,292	$19,510
Serviced loans and leases
Automotive Finance operations (b)	$117,618	$115,391
Mortgage operations	9,770	7,926
Corporate and Other	2,217	1,347
Total serviced loans and leases	$129,605	$124,664

(a)	Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.

(b)	Includes $2.0 billion and $887 million of off-balance sheet whole-loan transactions at September 30, 2015, and December 31, 2014, respectively.
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
During the three months and nine months ended September 30, 2015, the U.S. economy continued to expand. The labor market recovered further during the period, with nonfarm payrolls increasing and the annual unemployment rate falling to 5.1% as of September 30, 2015. Within the U.S. automotive market, new light vehicle sales continued to increase, resulting in a 17.8 million annual pace for the three months ended September 30, 2015. We closely monitor macro-economic trends given the nature of our business and the potential economic impacts on our credit risk. We continue to be cautious with the economic outlook given continued weak global economic growth and the potential for higher interest rates.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and loans held-for-sale. At September 30, 2015, this primarily included $95.9 billion of automotive finance receivables and loans and $9.8 billion of mortgage finance receivables and loans. Within our on-balance sheet portfolio, we have elected to account for certain mortgage loans at fair value. Changes in the fair value of loans are classified as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income. Our ongoing Mortgage operations are limited to the management of our held-for-investment loan portfolio. During the nine months ended September 30, 2015, we continued to execute bulk purchases of high-quality jumbo mortgage loans originated by third parties. We expect to continue this activity in support of our treasury ALM activities and diversification.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Consumer
Finance receivables and loans
Loans at historical cost	$73,379	$64,043	$562	$563	$—	$—
Loans at fair value	1	1	—	—	—	—
Total finance receivables and loans	73,380	64,044	562	563	—	—
Loans held-for-sale	—	1,967	—	8	—	—
Total consumer loans (b)	73,380	66,011	562	571	—	—
Commercial
Finance receivables and loans
Loans at historical cost	34,611	35,904	75	82	—	—
Loans held for sale	37	36	—	—	—	—
Total commercial loans	34,648	35,940	75	82	—	—
Total on-balance sheet loans	$108,028	$101,951	$637	$653	$—	$—

(a)	Includes nonaccrual TDR loans of $274 million and $281 million at September 30, 2015, and December 31, 2014, respectively.

(b)
Includes outstanding loans from our Commercial Services Group (CSG) of $5.9 billion and $5.2 billion at September 30, 2015, and December 31, 2014, respectively, and recreational vehicle loans of $1.4 billion and $1.2 billion at September 30, 2015, and December 31, 2014, respectively.

Total on-balance sheet loans outstanding at September 30, 2015, increased $6.1 billion to $108.0 billion from December 31, 2014, reflecting an increase of $7.4 billion in the consumer portfolio, partially offset by a decrease of $1.3 billion in the commercial portfolio. The increase in consumer on-balance sheet loans was primarily driven by automotive originations, which outpaced portfolio runoff, partially offset by one off-balance sheet securitization and two whole-loan sales totaling $3.1 billion during the nine months ended September 30, 2015. In addition, we executed bulk purchases of high-quality jumbo mortgage loans originated by third parties totaling $3.6 billion during the nine months ended September 30, 2015, which outpaced mortgage portfolio runoff. The decrease in commercial on-balance sheet loans outstanding was primarily driven by seasonality of dealer inventories.
Total TDRs outstanding at September 30, 2015, decreased $529 million from December 31, 2014, primarily due to sales of consumer mortgage TDR loans from the held-for-sale portfolio during the nine months ended September 30, 2015. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Total nonperforming loans at September 30, 2015, decreased $16 million to $637 million from December 31, 2014, reflecting a decrease of $9 million of consumer nonperforming loans and a decrease of $7 million of commercial nonperforming loans. The decrease in total nonperforming loans from December 31, 2014, was due to the sale of consumer mortgage TDR loans from the held-for-sale portfolio during the third quarter of 2015, combined with a decrease in commercial nonperforming loans. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K for additional information.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer and commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Consumer
Finance receivables and loans at historical cost	$162	$149	0.9%	0.9%	$413	$373	0.8%	0.8%
Commercial
Finance receivables and loans at historical cost	(1)	—	—	—	(2)	(6)	—	—
Total finance receivables and loans at historical cost	$161	$149	0.6%	0.6%	$411	$367	0.5%	0.5%

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Net charge-offs were $161 million and $411 million for the three months and nine months ended September 30, 2015, compared to $149 million and $367 million for the three months and nine months ended September 30, 2014. The increases during the three months and nine months ended September 30, 2015, were driven primarily by consumer automotive portfolio growth, the change in our automotive portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, and the seasoning of automotive accounts now entering their prime loss periods. Loans held-for-sale are accounted for at the lower-of-cost or fair value and, therefore, we do not record charge-offs.
The Consumer Credit Portfolio and Commercial Credit Portfolio discussions that follow relate to consumer and commercial finance receivables and loans recorded at historical cost. Finance receivables and loans recorded at historical cost have an associated allowance for loan losses. Finance receivables and loans measured at fair value were $1 million at both September 30, 2015, and December 31, 2014, and were excluded from these discussions since those exposures are not accounted for within our allowance for loan losses.
Consumer Credit Portfolio
During the three months and nine months ended September 30, 2015, the credit performance of the consumer portfolio remained strong and reflects both the continued execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, including used, nonprime, extended term, Non-GM/Chrysler, and non-subvented finance receivables and loans and our continued execution of bulk purchases of high-quality jumbo mortgage loans originated by third parties. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K.
The following table includes consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Consumer automotive (b) (c)	$63,610	$56,570	$413	$386	$—	$—
Consumer mortgage	9,769	7,473	149	177	—	—
Total consumer finance receivables and loans	$73,379	$64,043	$562	$563	$—	$—

(a)	Includes nonaccrual TDR loans of $226 million and $216 million at September 30, 2015, and December 31, 2014, respectively.

(b)
Includes $107 million and $35 million of fair value adjustment for loans in hedge accounting relationships at September 30, 2015, and December 31, 2014, respectively. Refer to Note 20 to the Condensed Consolidated Financial Statements for additional information.

(c)
Includes outstanding CSG loans of $5.9 billion and $5.0 billion at September 30, 2015, and December 31, 2014, respectively, and RV loans of $1.4 billion and $1.2 billion at September 30, 2015, and December 31, 2014, respectively.

Total consumer outstanding finance receivables and loans increased $9.3 billion at September 30, 2015, compared with December 31, 2014. The increase in consumer automotive finance receivables and loans was primarily related to our loan originations, which outpaced portfolio runoff and was partially offset by $1.2 billion of loans originated to the held-for-sale portfolio during the first quarter of 2015, and $704 million of loans transferred to the held-for-sale portfolio and sold during the third quarter of 2015. The increase in consumer mortgage finance receivables and loans was primarily due to growth in the portfolio due to the execution of bulk loan purchases, which outpaced portfolio runoff.
Total consumer nonperforming finance receivables and loans at September 30, 2015, decreased $1 million to $562 million from December 31, 2014, reflecting a decrease of $28 million of consumer mortgage nonperforming finance receivables and loans and an increase

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

of $27 million of consumer automotive finance receivables and loans. The decrease in nonperforming consumer mortgage finance receivables and loans was primarily due to fewer accounts deteriorating into nonperforming status due to continued improvement in the macroeconomic environment. The increase in nonperforming consumer automotive finance receivables and loans was primarily due to growth in the portfolio, the change in our portfolio composition as we continued the execution of our underwriting strategy to expand our originations across a broad risk spectrum, and the seasoning of accounts now entering their prime delinquency periods. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.8% and 0.9% at September 30, 2015, and December 31, 2014, respectively.
Consumer automotive loans accruing and past due 30 days or more increased $113 million to $1.7 billion at September 30, 2015, compared with December 31, 2014, primarily due to portfolio growth and the change in our portfolio composition as we continued the execution of our underwriting strategy to expand our originations across a broad risk spectrum.
The following table includes consumer net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Consumer automotive	$156	$137	1.0%	0.9%	$384	$341	0.9%	0.8%
Consumer mortgage	6	12	0.3	0.6	29	32	0.5	0.5
Total consumer finance receivables and loans	$162	$149	0.9%	0.9%	$413	$373	0.8%	0.8%

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer finance receivables and loans were $162 million and $413 million for the three months and nine months ended September 30, 2015, compared to $149 million and $373 million for the three months and nine months ended September 30, 2014. The increases during the three months and nine months ended September 30, 2015, were driven primarily by consumer automotive portfolio growth, the change in our automotive portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, and the seasoning of automotive accounts now entering their prime loss periods.
The following table summarizes the unpaid principal balance of total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Consumer automotive (a)	$10,059	$8,789	$28,103	$23,045

(a)
Includes $1.2 billion of loans originated as held-for-sale during the first quarter of 2015. We did not originate any consumer mortgage loans during three and nine months ended September 30, 2015, or 2014.

Total automotive-originated loans increased $1.3 billion and $5.1 billion for the three months and nine months ended September 30, 2015, compared to the same periods in 2014. The increase during the three months and nine months ended September 30, 2015, was primarily due to our continued efforts to expand the Non-GM/Chrysler channel, combined with strong Chrysler originations.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows the percentage of total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state concentration. Total automotive loans were $63.6 billion and $56.6 billion at September 30, 2015, and December 31, 2014, respectively. Total mortgage and home equity loans were $9.8 billion and $7.5 billion at September 30, 2015, and December 31, 2014, respectively.

	September 30, 2015 (a)		December 31, 2014
	Automotive	Mortgage	Automotive	Mortgage
Texas	13.7%	6.1%	13.6%	6.0%
California	7.1	33.4	6.2	30.8
Florida	7.6	4.1	7.3	3.7
Pennsylvania	5.1	1.5	5.3	1.6
Illinois	4.4	4.2	4.4	4.2
Georgia	4.3	2.2	4.2	2.1
Ohio	3.8	0.6	3.9	0.6
New York	3.6	2.0	4.0	1.9
North Carolina	3.6	1.8	3.5	1.9
Michigan	3.2	2.4	3.8	3.1
Other United States	43.6	41.7	43.8	44.1
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at September 30, 2015.
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in Texas and California, which represented an aggregate of 23.3% and 21.8% of our total outstanding consumer finance receivables and loans at September 30, 2015, and December 31, 2014, respectively.
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
Repossessed assets in our Automotive Finance operations at September 30, 2015, increased $22 million to $112 million from December 31, 2014. Foreclosed mortgage assets at September 30, 2015, increased $2 million to $12 million from December 31, 2014.
Commercial Credit Portfolio
During the three months and nine months ended September 30, 2015, the credit performance of the commercial portfolio remained strong, as nonperforming finance receivables and loans remained low and no net charge-offs were realized. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes total commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Commercial and industrial
Automotive	$29,020	$30,871	$26	$32	$—	$—
Other (b)	2,289	1,882	45	46	—	—
Commercial real estate — Automotive	3,302	3,151	4	4	—	—
Total commercial finance receivables and loans	$34,611	$35,904	$75	$82	$—	$—

(a)	Includes nonaccrual TDR loans of $48 million and $59 million at September 30, 2015, and December 31, 2014, respectively.

(b)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding decreased $1.3 billion from December 31, 2014, to $34.6 billion at September 30, 2015. The Commercial and industrial finance receivables and loans outstanding decreased $1.4 billion primarily due to seasonality of dealer inventories. This decrease was partially offset by the increase within Other, representing the Corporate Finance portfolio, as the growth in this portfolio continues in line with our business strategy.
Total commercial nonperforming finance receivables and loans were $75 million at September 30, 2015, reflecting a decrease of $7 million when compared to December 31, 2014. The decrease was primarily driven by the successful rehabilitation or liquidation of certain nonperforming accounts and fewer accounts deteriorating into nonperforming status. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans remained flat at 0.2% at both September 30, 2015, and December 31, 2014.
The following table includes total commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended September 30,				Nine months ended September 30,
	Net (recoveries) charge-offs		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Commercial and industrial
Automotive	$—	$—	—%	—%	$—	$1	—%	—%
Other	(1)	—	(0.2)	—	(2)	(7)	(0.1)	(0.5)
Total commercial finance receivables and loans	$(1)	$—	—%	—%	$(2)	$(6)	—%	—%

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $3.3 billion and $3.2 billion at September 30, 2015, and December 31, 2014, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration. These finance receivables and loans are reported at carrying value before allowance for loan losses.

	September 30, 2015	December 31, 2014
Texas	16.9%	13.8%
Florida	9.7	12.3
Michigan	9.6	9.9
California	8.5	9.0
North Carolina	4.0	3.9
Virginia	4.0	4.1
Pennsylvania	3.7	3.8
Georgia	3.7	3.7
Illinois	2.9	2.7
New York	2.5	3.9
Other United States	34.5	32.9
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

	September 30, 2015	December 31, 2014
Industry
Automotive	81.2%	87.3%
Services	5.7	2.0
Electronics	3.9	2.9
Other	9.2	7.8
Total commercial criticized finance receivables and loans	100.0%	100.0%
Total criticized exposures decreased $54 million from December 31, 2014, to $2.2 billion at September 30, 2015. The decrease was primarily related to our continued efforts to resolve criticized loans within the Automotive portfolio, partially offset by the overall growth of the Corporate Finance portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended September 30, 2015 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at July 1, 2015	$767	$119	$886	$88	$974
Charge-offs	(220)	(10)	(230)	(1)	(231)
Recoveries	64	4	68	2	70
Net charge-offs	(156)	(6)	(162)	1	(161)
Provision for loan losses	200	6	206	5	211
Other (a)	(7)	—	(7)	1	(6)
Allowance at September 30, 2015	$804	$119	$923	$95	$1,018
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2015 (b)	1.3%	1.2%	1.3%	0.3%	0.9%
Annualized net charge-offs to average finance receivables and loans outstanding at September 30, 2015 (b)	1.0%	0.3%	0.9%	—%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2015 (b)	194.5%	80.1%	164.3%	127.1%	159.9%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2015	1.3	4.9	1.4	n/m	1.6
n/m = not meaningful

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Three months ended September 30, 2014 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at July 1, 2014	$729	$302	$1,031	$140	$1,171
Charge-offs	(188)	(13)	(201)	—	(201)
Recoveries	51	1	52	—	52
Net charge-offs	(137)	(12)	(149)	—	(149)
Provision for loan losses	112	(7)	105	(3)	102
Other (a)	(11)	—	(11)	—	(11)
Allowance at September 30, 2014	$693	$283	$976	$137	$1,113
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2014 (b)	1.2%	3.7%	1.5%	0.4%	1.1%
Annualized net charge-offs to average finance receivables and loans outstanding at September 30, 2014 (b)	0.9%	0.6%	0.9%	—%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2014 (b)	194.8%	147.0%	178.0%	187.9%	179.2%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2014	1.3	6.0	1.6	n/m	1.9
n/m = not meaningful

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2015 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2015	$685	$152	$837	$140	$977
Charge-offs	(579)	(41)	(620)	(1)	(621)
Recoveries	195	12	207	3	210
Net charge-offs	(384)	(29)	(413)	2	(411)
Provision for loan losses	510	4	514	(47)	467
Other (a)	(7)	(8)	(15)	—	(15)
Allowance at September 30, 2015	$804	$119	$923	$95	$1,018
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2015 (b)	1.3%	1.2%	1.3%	0.3%	0.9%
Annualized net charge-offs to average finance receivables and loans outstanding at September 30, 2015 (b)	0.9%	0.5%	0.8%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2015 (b)	194.5%	80.1%	164.3%	127.1%	159.9%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2015	1.6	3.0	1.7	n/m	1.9
n/m = not meaningful

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Nine months ended September 30, 2014 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2014	$673	$389	$1,062	$146	$1,208
Charge-offs	(511)	(38)	(549)	(5)	(554)
Recoveries	170	6	176	11	187
Net charge-offs	(341)	(32)	(373)	6	(367)
Provision for loan losses	372	(55)	317	(15)	302
Other (a)	(11)	(19)	(30)	—	(30)
Allowance at September 30, 2014	$693	$283	$976	$137	$1,113
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2014 (b)	1.2%	3.7%	1.5%	0.4%	1.1%
Annualized net charge-offs to average finance receivables and loans outstanding at September 30, 2014 (b)	0.8%	0.5%	0.8%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2014 (b)	194.8%	147.0%	178.0%	187.9%	179.2%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2014	1.5	6.8	2.0	(16.7)	2.3

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at September 30, 2015, declined $53 million compared to September 30, 2014. The decrease was primarily due to the transfer of consumer mortgage assets to held-for-sale as of the year ended December 31, 2014, offset by growth in the consumer automotive portfolio and the change in our automotive portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum.
The allowance for commercial loan losses declined $42 million at September 30, 2015, compared to September 30, 2014, primarily due to continued strong performance in the portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2015			2014
September 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Consumer automotive	$804	1.3%	79.0%	$693	1.2%	62.3%
Consumer mortgage	119	1.2	11.7	283	3.7	25.4
Total consumer loans	923	1.3	90.7	976	1.5	87.7
Commercial
Commercial and industrial
Automotive	26	0.1	2.5	59	0.2	5.3
Other	47	2.0	4.6	47	2.7	4.2
Commercial real estate — Automotive	22	0.7	2.2	31	1.0	2.8
Total commercial loans	95	0.3	9.3	137	0.4	12.3
Total allowance for loan losses	$1,018	0.9%	100.0%	$1,113	1.1%	100.0%
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Consumer
Consumer automotive	$200	$112	$510	$372
Consumer mortgage	6	(7)	4	(55)
Total consumer loans	206	105	514	317
Commercial
Commercial and industrial
Automotive	1	(3)	(39)	(6)
Other	4	—	3	(10)
Commercial real estate — Automotive	—	—	(11)	1
Total commercial loans	5	(3)	(47)	(15)
Total provision for loan losses	$211	$102	$467	$302
The provision for consumer loan losses increased $101 million and $197 million for the three months and nine months ended September 30, 2015, compared to the same periods in 2014. The increases in the consumer automotive portfolio were primarily due to portfolio growth and the change in our portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum. The increases in the consumer mortgage portfolio were primarily due to lower reserve releases on mortgage assets combined with portfolio growth.
The provision for commercial loan losses was $5 million for the three months ended September 30, 2015, compared to a net credit of $3 million for the same period in 2014, driven by lower recoveries on previously charged-off exposures. For the nine months ended September 30, 2015, provision was a net credit of $47 million compared to a net credit of $15 million for the same period in 2014. This decrease was largely driven by a reduction in the loan loss reserve due to continued strong performance in the portfolio.
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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Off-lease vehicles terminated (in units)	65,363	79,280	194,546	225,424
Average gain per vehicle ($ per unit)	$1,611	$1,327	$1,454	$1,698
Method of vehicle sales
Auction (internet and physical)	59%	60%	60%	60%
Sale to dealer, lessee, and other	41%	40%	40%	40%
The number of off-lease vehicles remarketed during the three months and nine months ended September 30, 2015, decreased 18% and 14%, respectively, compared to the same periods in 2014. The decreases were primarily due to the shifting of incentive programs from two year leases in 2012 towards three year leases in 2013. While we expect lease termination volumes to continue to remain near current levels throughout the remainder of 2015, actual termination volumes may vary in the future from forecasted volumes due to programs designed to encourage lessees to terminate their leases early in conjunction with the acquisition of a new vehicle, referred to as lease pull-ahead programs. GM’s decision to provide lease subvention programs for their products exclusively through its wholly-owned subsidiary, GMF, is not expected to affect lease termination volumes throughout the remainder of 2015.
Average gain per vehicle increased for the three months ended September 30, 2015, and decreased for the nine months ended September 30, 2015, compared to the same periods in 2014. The increase for the three months ended September 30, 2015, was primarily due to strength in used vehicle prices, particularly for trucks and sport utility vehicles. The decrease for the nine months ended September 30, 2015, was primarily due to lower lifetime depreciation recognized on terminated lease vehicles as a result of higher anticipated proceeds based on recent market conditions. For more information on our investment in operating leases, refer to Note 8 to the Condensed Consolidated Financial Statements, and Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K.
Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of leased vehicles by type, based on volume of units.

September 30,	2015	2014
Car	39%	41%
Truck	13	12
Sport utility vehicle	48	47
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
We prepare forward-looking forecasts of net financing revenue, which take into consideration anticipated future business growth, asset/liability positioning, and interest rates based on the implied forward curve. Simulations are used to assess changes in net financing revenue in multiple interest rates scenarios relative to the baseline forecast. The changes in net financing revenue relative to the baseline are defined as the sensitivity. Our simulation incorporates contractual cash flows and repricing characteristics for all assets, liabilities and off-balance sheet exposures and incorporates the effects of changing interest rates on the prepayment and attrition rates of certain assets and liabilities. The analysis is highly dependent upon a variety of assumptions including the repricing characteristics of deposits with non-contractual maturities. Our simulation does not assume any specific future actions are taken to mitigate the impacts of changing interest rates. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next twelve months would increase by $12 million if interest rates remain unchanged.
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
Our twelve-month pretax net financing revenue sensitivity based on the market forward-curve was as follows.

	September 30, 2015		December 31, 2014
Change in Interest Rates ($ in millions)	Instantaneous	Gradual (a)	Instantaneous	Gradual (a)
-100 basis points	$(40)	$3	$78	n/a
+100 basis points	(50)	(7)	(130)	n/a
+200 basis points	(180)	(31)	(215)	n/a

(a)	Gradual changes in interest rates are recognized over 12 months.
We remain moderately liability sensitive as our simulation models assume liabilities will initially re-price faster than assets. A material portion of our interest rate exposure has historically been driven by Prime rate index floors on certain commercial loans that limit interest income increases until the index rises above the level of the floor. Due to market demand for our London Interbank Offered Rate (LIBOR)-based product and to reduce our exposure to rising interest rates, we have migrated a substantial portion of our dealer floorplan accounts from Prime to LIBOR indices. As of September 30, 2015, more than 90% of our floorplan assets will re-price directly with changes in short-term interest rates. The migration of dealer floorplan accounts to LIBOR-based indices is the primary driver of the changes in our interest rate risk profile since December 31, 2014. The impact of downward rate shocks remains somewhat muted by the current low interest rate environment, which limits absolute declines in short-term rates in a shock scenario.
The future repricing behavior of retail deposit liabilities, particularly non-maturity deposits, remains a significant driver of interest rate sensitivity. The sustained low interest rate environment increases the uncertainty of assumptions for deposit repricing relationships to market interest rates. Our interest rate risk models use dynamic assumptions driven by a number of factors, including the overall level of interest rates and the spread between short-term and long-term interest rates to project changes in our retail deposit offered rates. Ally’s interest rate risk metrics currently assume a long-term retail deposit beta of greater than 80%. We believe our deposits may ultimately be less sensitive to interest rate changes, which will reduce our overall exposure to rising rates. Assuming a long-term retail deposit beta of 50% (vs. current assumption of greater than 80%) would result in a consolidated interest rate risk position that is asset sensitive.
Our pro-forma rate sensitivity assuming a 50% deposit pass-through based on the market forward-curve as of September 30, 2015, was as follows.

	September 30, 2015
Change in Interest Rates ($ in millions)	Instantaneous	Gradual (a)
-100 basis points	$(192)	$(50)
+100 basis points	48	29
+200 basis points	62	50

(a)	Gradual changes in interest rates are recognized over 12 months.
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
We maintain available liquidity in the form of cash, unencumbered highly liquid securities, and available credit facility capacity that, taken together, allows us to operate and to meet our contractual and contingent obligations in the event of market-wide disruptions and enterprise-specific events. The available liquidity is held at various entities and considers regulatory restrictions and tax implications that may limit our ability to transfer funds across entities. At September 30, 2015, we maintained $5.6 billion of total available parent company liquidity and $9.2 billion of total available liquidity at Ally Bank. Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. To optimize cash between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. At September 30, 2015, there was no debt outstanding under the intercompany loan agreement.
Funding Strategy
Liquidity and ongoing profitability are largely dependent on the timely and cost-effective access to retail deposits and funding in different segments of the capital markets. Our funding strategy largely focuses on the development of diversified funding sources across a broad investor base to meet liquidity needs throughout different market cycles, including periods of financial distress. These funding sources include wholesale and retail unsecured debt, public and private asset-backed securitizations, whole-loan sales, committed credit facilities, FHLB advances, brokered deposits, and retail deposits. We also supplement these funding sources with a modest amount of short-term borrowings, including Demand Notes, and repurchase arrangements. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source, and results in a more cost-effective funding strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and maturity profiles. In addition, we further distinguish our funding strategy between Ally Bank funding and parent company (nonbank) funding.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Ally Bank
Ally Bank gathers retail deposits directly from customers through direct banking via the internet, telephone, mobile, and mail channels. These retail deposits provide our Automotive Finance, Mortgage, and Corporate Finance operations with a stable and low-cost funding source. At September 30, 2015, Ally Bank had $63.8 billion of total external deposits, including $53.5 billion of retail deposits.
At September 30, 2015, Ally Bank maintained cash liquidity of $2.4 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $6.6 billion. In addition, at September 30, 2015, Ally Bank had unused capacity in committed secured funding facilities of $235 million. Our ability to access unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges. To optimize cash between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to a five day notice period. Ally Bank had total available liquidity of $9.2 billion at September 30, 2015, while there was no debt outstanding on the intercompany loan.
Optimizing bank funding continues to be a key part of our long-term liquidity strategy. We have made significant progress in migrating asset originations to Ally Bank and growing our retail deposit base since becoming a BHC in December 2008. Retail deposit growth is a key driver of optimizing funding costs and reducing reliance on capital markets based funding. We believe deposits provide a stable, low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through both direct and indirect marketing channels. Current retail deposit offerings consist of a variety of products including certificates of deposit (CDs), savings accounts, money market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries. In the first nine months of 2015, the deposit base at Ally Bank grew $5.9 billion, ending the quarter at $63.8 billion from $57.9 billion at December 31, 2014. The growth in deposits has been primarily attributable to our retail deposit portfolio, particularly within our savings and money market accounts. Strong retention rates continue to materially contribute to our growth in retail deposits. Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
The following table shows Ally Bank's number of accounts and deposit balances by type as of the end of each quarter since 2014.

($ in millions)	3rd Quarter 2015	2nd Quarter 2015	1st Quarter 2015	4th Quarter 2014	3rd Quarter 2014	2nd Quarter 2014	1st Quarter 2014
Number of retail accounts	1,931,380	1,874,632	1,818,770	1,731,105	1,698,585	1,641,327	1,589,441
Deposits
Retail	$53,502	$51,750	$50,633	$47,954	$46,718	$45,934	$45,193
Brokered	10,201	9,861	9,853	9,885	9,692	9,684	9,683
Other (a)	91	89	79	64	73	75	70
Total deposits	$63,794	$61,700	$60,565	$57,903	$56,483	$55,693	$54,946

(a)	Other deposits include mortgage escrow and other deposits (excluding intercompany deposits).
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During the third quarter of 2015, Ally Bank completed one term securitization transaction backed by retail automotive loans that raised $763 million, and one off-balance sheet securitization transaction backed by retail automotive loans that raised $1.0 billion.
Securitization has proven to be a reliable and cost-effective funding source. Additionally, for retail automotive loans and lease notes, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset, creating an effective tool for managing interest rate and liquidity risk. We manage secured funding execution risk by maintaining a diverse investor base and available committed credit facility capacity. Ally Bank has exclusive access to a syndicated credit facility comprised of eighteen lenders that can fund automotive retail and dealer floorplan loans, as well as leases. During March 2015, this facility was renewed and increased to $4.5 billion with the maturity extended to March 2017. In June 2015, $1.25 billion of commitment was transferred from Ally Bank to AFI (parent company), which reduced the Ally Bank capacity to $3.25 billion. At September 30, 2015, the amount outstanding under this facility was $3.0 billion. Our ability to access the unused capacity in the secured facility depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges.
Ally Bank also has access to funding through advances with the FHLB. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans. As of September 30, 2015, Ally Bank had pledged $13.0 billion of assets to the FHLB resulting in $8.9 billion in total funding capacity with $6.8 billion of debt outstanding.
In addition, Ally Bank has access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The financial instruments sold in repurchase agreements typically include U.S. government and federal agency obligations. As of September 30, 2015, Ally Bank had no debt outstanding under repurchase agreements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Additionally, Ally Bank has access to the Federal Reserve Bank Discount Window and can borrow funds to meet short-term liquidity demands. However, the Federal Reserve Bank is not a primary source of funding for day to day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. Ally Bank has assets pledged and restricted as collateral to the Federal Reserve Bank totaling $3.0 billion. Ally Bank had no debt outstanding with the Federal Reserve as of September 30, 2015.
Parent Company (Nonbank) Funding
At September 30, 2015, the parent company maintained liquid cash and equivalents in the amount of $2.5 billion as well as unencumbered highly liquid U.S. federal government and U.S. agency securities of $1.8 billion that can be used to obtain funding through repurchase agreements with third parties or outright sales. At September 30, 2015, the parent company had $1.5 billion debt outstanding under repurchase agreements. In addition, at September 30, 2015, the parent company had available liquidity from unused capacity in committed credit facilities of $1.3 billion. Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. The parent company's ability to access unused capacity in secured facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. Funding sources at the parent company generally consist of long-term unsecured debt, unsecured retail term notes, committed credit facilities, asset-backed securitizations, and a modest amount of short-term borrowings. To optimize cash and secured facility capacity between entities, the parent company may lend cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to a five day notice period. The parent company had total available liquidity of $5.6 billion at September 30, 2015, while there was no debt outstanding on the intercompany loan.
We have short-term and long-term unsecured debt outstanding from retail term note programs. These programs generally consist of callable fixed-rate instruments with fixed-maturity dates. There were $388 million and $335 million of retail term notes outstanding at September 30, 2015, and December 31, 2014, respectively.
We also obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.4 billion at September 30, 2015, compared to $3.3 billion at December 31, 2014. Refer to Note 13 and Note 14 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.
Secured funding continues to be a significant source of financing at the parent company. The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At September 30, 2015, $17.9 billion of our $18.4 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of September 30, 2015, we had $14.1 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. The parent company's largest facility is a $9.25 billion revolving syndicated credit facility secured by automotive receivables. In March 2015, this facility was renewed by a syndicate of eighteen lenders for $8 billion and extended until March 2017. In June 2015, $1.25 billion of commitment was transferred from Ally Bank to AFI (parent company), which increased the parent company capacity to $9.25 billion. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At September 30, 2015, there was $9.25 billion outstanding under this facility. In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets.
During the third quarter of 2015, the parent company raised $814 million through one public securitization transaction comprised of retail automotive loan collateral and the sale of retained secured notes.
At September 30, 2015, the parent company maintained exclusive access to $18.4 billion of committed secured credit facilities with outstanding debt of $17.2 billion.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Recent Funding Developments
During the first nine months of 2015, we accessed the public and private markets to execute secured funding transactions, whole-loan sales, unsecured funding transactions, and funding facility renewals totaling $29.4 billion. Key funding highlights from January 1, 2015 to date were as follows:

•
Ally Financial Inc. renewed, increased, and/or extended $16.1 billion in U.S. credit facilities. The automotive credit facility renewal amount includes the March 2015 refinancing of $12.5 billion in credit facilities at both the parent company and Ally Bank with a syndicate of eighteen lenders. The $12.5 billion capacity is secured by retail, lease, and dealer floorplan automotive assets and is allocated to two separate facilities; one is a $9.25 billion facility which is available to the parent company, while the other is a $3.25 billion facility available to Ally Bank. Both facilities mature in March 2017.

•
Ally Financial Inc. continued to access the public and private term asset-backed securitization markets completing ten U.S. transactions that raised $7.3 billion, with $3.9 billion and $3.4 billion raised by Ally Bank and the parent company, respectively. Included in Ally Bank's funding for 2015 is one off-balance sheet securitization backed by retail automotive loans, which raised $1 billion. In addition, Ally Bank raised $2.0 billion related to two whole-loan sales comprised of retail automotive loans.

•	Ally Financial Inc. accessed the unsecured debt capital markets in the first nine months of 2015, and raised $3.9 billion.

•	In October 2015, Ally Financial Inc. raised $759 million through a public securitization backed by retail automotive loans.
Funding Sources
The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.

($ in millions)	Bank	Parent	Total	%
September 30, 2015
Secured financings	$23,686	$25,995	$49,681	36
Institutional term debt	—	18,867	18,867	14
Retail debt programs (a)	—	3,846	3,846	3
Total debt (b)	23,686	48,708	72,394	53
Deposits (c)	63,794	247	64,041	47
Total on-balance sheet funding	$87,480	$48,955	$136,435	100
December 31, 2014
Secured financings	$27,135	$20,732	$47,867	36
Institutional term debt	—	21,628	21,628	17
Retail debt programs (a)	—	3,673	3,673	3
Total debt (b)	27,135	46,033	73,168	56
Deposits (c)	57,903	319	58,222	44
Total on-balance sheet funding	$85,038	$46,352	$131,390	100

(a)	Includes $388 million and $335 million of Retail Term Notes at September 30, 2015, and December 31, 2014, respectively.

(b)	Excludes fair value adjustment as described in Note 22 to the Condensed Consolidated Financial Statements.

(c)	Bank deposits include retail, brokered, and other deposits. Parent deposits include dealer deposits. Intercompany deposits are not included.
Refer to Note 14 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at September 30, 2015.
Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Bank funding
Secured	$3,015	$3,250	$235	$250	$3,250	$3,500
Parent funding
Secured	17,154	15,030	1,256	3,425	18,410	18,455
Total committed facilities	$20,169	$18,280	$1,491	$3,675	$21,660	$21,955

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Cash Flows
Net cash provided by operating activities was $4.0 billion for the nine months ended September 30, 2015, compared to $2.5 billion for the same period in 2014. The increase is primarily due to an increase of cash inflows from other assets and higher levels of operating income, as well as lower cash outflows from other liabilities and interest payable. These increases were partially offset by a gain from the sale of our interest in a motor vehicle finance joint venture in China.
Net cash used in investing activities was $7.0 billion for the nine months ended September 30, 2015, compared to $5 million cash provided for the same period in 2014. The decrease is primarily due to a $6.8 billion increase in net cash used in finance receivables and loans. Also contributing to the decrease is a $3.2 billion decrease in net cash provided by sales, maturities and repayment of available-for-sale securities, net of purchases and a $1.6 billion decrease related to changes in restricted cash balances. This was partially offset by a decrease in net cash outflows from operating lease activity of $3.7 billion, and $1.0 billion in proceeds from the sale of a business unit.
Net cash provided by financing activities for the nine months ended September 30, 2015, was $2.7 billion, compared to $2.3 billion cash used for the same period in 2014. The increase is due to a lower net change in short-term borrowings of $1.7 billion for the nine months ended September 30, 2015, compared to a net change of $3.3 billion for the nine months ended September 30, 2014. Also contributing to the increase was an increase in deposits of $2.3 billion and cash used for the payment of long-term debt exceeded debt issuances by $2.3 billion for the period ended September 30, 2014. This was partially offset by an increase in dividends paid of $1.2 billion and the repurchase and redemption of preferred stock of $442 million in 2015.
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
On January 5, 2015, Ally submitted the results of its semi-annual stress test and its proposed capital actions to the FRB, and Ally Bank submitted the results of its annual company-run stress test to the Federal Deposit Insurance Corporation. On March 6, 2015, Ally and Ally Bank publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On March 11, 2015, Ally received a non-objection to our capital plan from the FRB, including the proposed capital actions contained in its submission. As a result, we redeemed $1.3 billion in Series G preferred securities in April 2015, and repurchased $325 million in Series A preferred securities in May 2015, pursuant to a tender offer.
The remaining capital actions associated with the previously submitted capital plan are intended to occur during the remainder of 2015 and 2016 including the use of capital to repurchase additional high-cost unsecured debt as part of our ALM initiatives. We are in active discussions with the Federal Reserve related to the potential redemption of our Series G preferred securities. Subject to a variety of factors, including a non-objection from our regulators, we may redeem some or all of our remaining Series G or other preferred securities in the near future.
On July 6, 2015, Ally submitted to the FRB the results of our company-run mid-year stress test conducted under multiple macroeconomic scenarios. We disclosed the results of this stress test under the most severe scenario on July 15, 2015, in accordance with regulatory requirements.
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

Rating agency	Short-term	Senior unsecured debt	Outlook	Date of last action
Fitch	B	BB+	Stable	April 8, 2015 (a)
Moody’s	Not Prime	Ba3	Stable	October 20, 2015 (b)
S&P	B	BB+	Positive	October 21, 2015 (c)
DBRS	R-4	BB (High)	Positive	May 18, 2015 (d)

(a)	Fitch affirmed our senior unsecured debt rating of BB+, affirmed our short-term rating of B, and maintained a Stable outlook on April 8, 2015.

(b)	Moody's upgraded our senior unsecured debt rating to Ba3 from B1, affirmed our short-term rating of Not Prime, and changed the outlook to Stable on October 20, 2015.

(c)	Standard & Poor's affirmed our senior unsecured debt rating of BB+, affirmed our short-term rating of B, and changed the outlook from Stable to Positive on October 21, 2015.

(d)	DBRS upgraded our senior unsecured debt rating to BB (High) from BB, confirmed our short-term rating of R-4, and maintained a Positive trend on all ratings on May 18, 2015.
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
During 2015, we did not substantively change any material aspect of our overall methodologies and processes used in developing these estimates from what was described in our 2014 Annual Report on Form 10-K.
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

	2015			2014			Increase (decrease) due to (a)
Three months ended September 30, ($ in millions)	Average balance (b)	Interest income/ Interest expense	Yield/ rate	Average balance (b)	Interest income/ Interest expense	Yield/ rate	Volume	Yield/rate	Total
Assets
Interest on cash and cash equivalents	$3,667	$2	0.22%	$3,867	$2	0.21%	$—	$—	$—
Investment securities (c)	17,745	95	2.12	16,182	88	2.16	8	(1)	7
Loans held-for-sale, net	111	2	7.15	3	—	—	2	—	2
Finance receivables and loans, net (d) (e)	105,604	1,166	4.38	100,089	1,114	4.42	61	(9)	52
Investment in operating leases, net (f)	17,519	302	6.84	19,114	350	7.26	(28)	(20)	(48)
Total interest-earning assets	144,646	1,567	4.30	139,255	1,554	4.43	43	(30)	13
Noninterest-bearing cash and cash equivalents	1,563			1,688
Other assets (g)	9,855			10,323
Allowance for loan losses	(988)			(1,174)
Total assets	$155,076			$150,092
Liabilities
Interest-bearing deposit liabilities	$62,810	$181	1.14%	$56,301	$166	1.17%	19	(4)	15
Short-term borrowings	6,745	13	0.76	6,187	12	0.77	1	—	1
Long-term debt (e) (h) (i)	67,028	410	2.43	67,687	493	2.89	(5)	(78)	(83)
Total interest-bearing liabilities (e) (h) (j)	136,583	604	1.75	130,175	671	2.05	15	(82)	(67)
Noninterest-bearing deposit liabilities	91			75
Total funding sources (h) (k)	136,674	604	1.75	130,250	671	2.04
Other liabilities (l)	3,971			4,856
Total liabilities	140,645			135,106
Total equity	14,431			14,986
Total liabilities and equity	$155,076			$150,092
Net financing revenue		$963			$883		$28	$52	$80
Net interest spread (m)			2.55%			2.38%
Net interest spread excluding original issue discount (m)			2.59%			2.55%
Net interest spread excluding original issue discount and including noninterest-bearing deposit liabilities (m)			2.60%			2.55%
Net yield on interest-earning assets (n)			2.64%			2.52%
Net yield on interest-earning assets excluding original issue discount (n)			2.67%			2.65%

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes equity investments with an average balance of $1,014 million and $793 million at September 30, 2015, and 2014, respectively, and related income on equity investments of $7 million and $6 million for the three months ended September 30, 2015, and 2014, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K.

(e)	Includes the effects of derivative financial instruments designated as hedges.

(f)
Includes remarketing gains of $105 million and $105 million during the three months ended September 30, 2015, and 2014, respectively. Excluding these gains on sale, the annualized yield would be 4.44% and 5.09% at September 30, 2015, and 2014, respectively.

(g)	Includes average balances of assets of discontinued operations for the three months ended September 30, 2014.

(h)
Average balance includes $1,322 million and $1,411 million related to original issue discount (OID) at September 30, 2015, and 2014, respectively. Interest expense includes OID amortization of $11 million and $47 million during the three months ended September 30, 2015, and 2014, respectively.

(i)	Excluding OID, the rate on long-term debt was 2.32% and 2.56% at September 30, 2015, and 2014, respectively.

(j)	Excluding OID, the rate on total interest-bearing liabilities was 1.71% and 1.88% at September 30, 2015, and 2014, respectively.

(k)	Excluding OID, the rate on total funding sources was 1.70% and 1.88% at September 30, 2015, and 2014, respectively.

(l)	Includes average balances of liabilities of discontinued operations for the three months ended September 30, 2014.

(m)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(n)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2015			2014			Increase (decrease) due to (a)
Nine months ended September 30, ($ in millions)	Average balance (b)	Interest income/ Interest expense	Yield/ rate	Average balance (b)	Interest income/ Interest expense	Yield/ rate	Volume	Yield/rate	Total
Assets
Interest on cash and cash equivalents	$4,025	$6	0.20%	$4,339	$6	0.18%	$—	$—	$—
Federal funds sold and securities purchased under resale agreements	3	—	—	—	—	—	—	—	—
Investment securities (c)	16,916	264	2.09	15,826	264	2.23	17	(17)	—
Loans held-for-sale, net	1,177	40	4.54	13	1	10.28	41	(2)	39
Finance receivables and loans, net (d) (e)	102,161	3,358	4.39	99,769	3,345	4.48	80	(67)	13
Investment in operating leases, net (f)	18,474	873	6.32	18,556	1,053	7.59	(5)	(175)	(180)
Total interest-earning assets	142,756	4,541	4.25	138,503	4,669	4.51	133	(261)	(128)
Noninterest-bearing cash and cash equivalents	1,574			1,560
Other assets (g)	9,773			11,167
Allowance for loan losses	(970)			(1,193)
Total assets	$153,133			$150,037
Liabilities
Interest-bearing deposit liabilities	$61,160	$530	1.16%	$55,361	$495	1.20%	50	(15)	35
Short-term borrowings	6,362	36	0.76	6,325	40	0.85	—	(4)	(4)
Long-term debt (e) (h) (i)	66,256	1,258	2.54	68,143	1,576	3.09	(43)	(275)	(318)
Total interest-bearing liabilities (e) (h) (j)	133,778	1,824	1.82	129,829	2,111	2.17	7	(294)	(287)
Noninterest-bearing deposit liabilities	82			69
Total funding sources (h) (k)	133,860	1,824	1.82	129,898	2,111	2.17
Other liabilities (l)	4,352			5,484
Total liabilities	138,212			135,382
Total equity	14,921			14,655
Total liabilities and equity	$153,133			$150,037
Net financing revenue		$2,717			$2,558		$126	$33	$159
Net interest spread (m)			2.43%			2.34%
Net interest spread excluding original issue discount (m)			2.48%			2.50%
Net interest spread excluding original issue discount and including noninterest-bearing deposit liabilities (m)			2.48%			2.50%
Net yield on interest-earning assets (n)			2.54%			2.47%
Net yield on interest-earning assets excluding original issue discount (n)			2.58%			2.60%

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes equity investments with an average balance of $967 million and $868 million at September 30, 2015, and 2014, respectively, and related income on equity investments of $19 million and $18 million for the nine months ended September 30, 2015, and 2014, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K.

(e)	Includes the effects of derivative financial instruments designated as hedges.

(f)
Includes remarketing gains of $282 million and $382 million during the nine months ended September 30, 2015, and 2014, respectively. Excluding these gains on sale, the annualized yield would be 4.27% and 4.83% at September 30, 2015, and 2014, respectively.

(g)	Includes average balances of assets of discontinued operations for the nine months ended September 30, 2014.

(h)
Average balance includes $1,333 million and $1,462 million related to original issue discount (OID) at September 30, 2015, and 2014, respectively. Interest expense includes OID amortization of $33 million and $137 million during the nine months ended September 30, 2015, and 2014, respectively.

(i)	Excluding OID, the rate on long-term debt was 2.42% and 2.76% at September 30, 2015, and 2014, respectively.

(j)	Excluding OID, the rate on total interest-bearing liabilities was 1.77% and 2.01% at September 30, 2015, and 2014, respectively.

(k)	Excluding OID, the rate on total funding sources was 1.77% and 2.01% at September 30, 2015, and 2014, respectively.

(l)	Includes average balances of liabilities of discontinued operations for the nine months ended September 30, 2014.

(m)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(n)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

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
The words “expect,” “anticipate,” “estimate,” “forecast,” “initiative,” “objective,” “plan,” “goal,” “project,” “outlook,” “priorities,” “target,” “intend,” “evaluate,” “pursue,” “seek,” “may,” “would,” “could,” “should,” “believe,” “potential,” “continue,” or the negative of any of these words or similar expressions are intended to identify forward-looking statements. All statements herein, other than statements of historical fact, including without limitation, statements about future events and financial performance, are forward-looking statements that involve certain risks and uncertainties.
While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results, and Ally's actual results may differ materially due to numerous important factors that are described in the most recent reports on SEC Forms 10-K and 10-Q for Ally, each of which may be revised or supplemented in subsequent reports filed with the SEC. Such factors include, among others, the following: maintaining the mutually beneficial relationship between Ally and GM, and Ally and Chrysler, and our ability to further diversify our business; our ability to maintain relationships with automotive dealers; the significant regulation and restrictions that we are subject to as a BHC and a FHC; the potential for deterioration in the residual value of off-lease vehicles; disruptions in the market in which we fund our operations, with resulting negative impact on our liquidity; changes in our accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; changes in our credit ratings; changes in economic conditions, currency exchange rates or political stability in the markets in which we operate; and changes in the existing or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations (including as a result of the Dodd-Frank Act and Basel III).
Use of the term “loans” describes products associated with direct and indirect lending activities of Ally’s operations. The specific products include retail installment sales contracts, lines of credit, leases or other financing products. The term “originate” refers to Ally’s purchase, acquisition or direct origination of various “loan” products.

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
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors described in our 2014 Annual Report on Form 10-K and subsequent quarterly reports on Form 10-Q for the three months ended March 31, 2015, and the three months and six months ended June 30, 2015.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases Under Share-Based Incentive Plans
The following table presents repurchases of our common stock, by month, for the three months ended September 30, 2015. All repurchases reflected below include only shares of common stock that were withheld to cover income taxes owed by participants in our share-based incentive plans.

Three months ended September 30, 2015	Total number of shares repurchased	Weighted-average price paid per share
July 2015	2,264	$22.81
August 2015	55	21.98
September 2015	434	20.95
Total	2,753	$22.50
Item 3.     Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
The Ally Financial Inc. Board of Directors (Board) approved an amendment to Ally’s bylaws effective October 27, 2015 (the Bylaw Amendment). The Bylaw Amendment modified the Board’s ability to delegate authority to the director that is also the Chief Executive Officer to appoint and remove officers of Ally within Article IV, Section C. The foregoing information is qualified by reference to the text of Ally’s Bylaws, dated October 27, 2015, which is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.
Item 6.    Exhibits
The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of October, 2015.

Ally Financial Inc. (Registrant)

/S/ CHRISTOPHER A. HALMY
Christopher A. Halmy Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller

Ally Financial Inc. • Form 10-Q

INDEX OF EXHIBITS

Exhibit	Description	Method of Filing

3.1	Ally Financial Inc. Bylaws, dated October 27, 2015	Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101	Interactive Data File	Filed herewith.