Form 10-K
period 2015-12-31
Ally Financial Inc.
filed 2016-02-24
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015 or
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
(Do not check if a smaller reporting)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant's common stock (Common Stock) held on June 30, 2015 by non-affiliated entities was approximately $9.9 billion (based on the June 30, 2015 closing price of Common Stock of $22.43 per share as reported on the New York Stock Exchange).
At February 23, 2016, the number of shares outstanding of the Registrant’s common stock was 483,067,645 shares.
Documents incorporated by reference: portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 3, 2016 are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13, and 14 of Part III.

INDEX
Ally Financial Inc. • Form 10-K

Part I
Ally Financial Inc. • Form 10-K

Item 1.    Business
General
Ally Financial Inc. is a leading, independent, diversified financial services firm with $158.6 billion in assets as of December 31, 2015. Founded in 1919, we are a leading financial services company with over 95 years of experience providing a broad array of financial products and services, primarily to automotive dealers and their retail customers. We operate as a financial holding company (FHC) and a bank holding company (BHC). Our banking subsidiary, Ally Bank, is an indirect, wholly-owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (internet, telephone, mobile, and mail) banking market, with total assets of $111.3 billion and deposits of $66.2 billion at December 31, 2015. The terms “Ally,” “the Company,” “we,” “our,” and “us” refer to Ally Financial Inc. and its subsidiaries as a consolidated entity, except where it is clear that the terms mean only Ally Financial Inc.
Our Business
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, and Mortgage are our primary lines of business. Our Dealer Financial Services business is centered on our strong and longstanding relationships with automotive dealers and serves the financial needs of over 17,500 dealers in the United States, including nearly 11,000 dealers outside of the General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler) channels, and approximately 4.5 million of their retail customers with a wide range of financial services and insurance products. We believe our dealer-focused business model, with a focus on premium service and deep relationships, value added products and services, and full credit spectrum expertise proven over many credit cycles, makes us the preferred automotive finance company for thousands of our automotive dealer customers. We have developed particularly strong relationships with thousands of dealers resulting from our longstanding relationship with GM as well as relationships with other manufacturers, including Chrysler, providing us with an extensive understanding of the operating needs of these dealers relative to other automotive finance companies. In addition, we have established relationships with thousands of Growth channel (non-GM/Chrysler) dealers through our customer-centric approach and specialized incentive programs. Our Growth channel primarily focuses on franchised and larger, well capitalized dealers.
Ally Bank, our direct banking platform, is focused on the continued prudent expansion of assets while growing a stable deposit base and deepening relationships with its 1.1 million primary customers driven by its compelling brand and strong value proposition. Ally Bank raises deposits directly from customers through direct banking via internet, telephone, mobile, and mail channels. Ally Bank offers a full spectrum of deposit product offerings including savings and money market accounts, certificates of deposit, interest-bearing checking accounts, trust accounts, and individual retirement accounts. We continue to expand the deposit product offerings and accessibility in our banking platform in order to meet customer needs. At December 31, 2015, approximately 70% of Ally's total assets were funded at Ally Bank. Additionally, during 2015, the deposit base at Ally Bank grew $8.4 billion, an increase of over 14% from December 31, 2014. Ally Bank's assets and operating results are divided between our Automotive Finance operations, Mortgage operations, and Corporate Finance business based on its underlying business activities.
Our strategy is to extend our leading position in automotive finance in the United States by continuing to provide automotive dealers and their retail customers with premium service, a comprehensive product suite, consistent funding and competitive pricing, reflecting our commitment to the automotive industry. We are focused on expanding profitable dealer relationships, prudent earning asset growth, and acceptable risk-adjusted returns. Our growth strategy continues to focus on diversifying the franchise by expanding into different products as well as strengthening our network of dealer relationships and on the newer online marketplaces. Over the past several years, we have increased our focus on the Growth channel, which has resulted in increased new standard rate and used vehicle financing volume. We also seek to broaden and deepen the Ally Bank franchise, prudently growing stable, quality deposits while extending our foundation of products and providing a high level of customer service.
In addition, as we look ahead, we are well positioned as the marketplace continues to evolve and are working to build on our existing foundation of approximately 5.6 million customers, strong brand, innovative culture, and leading digital platform to expand our products and services and to create an integrated customer experience.
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
Industry and Competition
The markets for automotive and mortgage financing, insurance, and banking are highly competitive. We directly compete in the automotive financing market with banks, credit unions, captive automotive finance, direct to consumer, and independent finance companies. Our insurance business also faces significant competition from automotive manufacturers, captive automotive finance companies, insurance carriers, third-party administrators, brokers, and other insurance-related companies. Some of these competitors have certain exclusivity privileges with automotive manufacturing companies whose customers and dealers compose a significant portion of our customer base. In addition, Ally Bank faces significant competition from commercial banks, savings institutions, and other financial institutions. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures,

Ally Financial Inc. • Form 10-K

lower costs of capital, and are less reliant on securitization activities, unsecured debt, and other public markets. We face significant competition in most areas, including product offerings, rates, pricing and fees, and customer service.
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
Bank Holding Company and Financial Holding Company Status
Ally and IB Finance Holding Company, LLC (IB Finance) are currently both BHCs under the BHC Act. IB Finance is the direct holding company for Ally's FDIC-insured depository institution, Ally Bank. As a BHC, Ally is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (FRB). Ally must also comply with regulatory risk-based and leverage capital requirements, as well as various safety and soundness standards imposed by the FRB, and is subject to certain statutory restrictions concerning the types of assets or securities it may own and the activities in which it may engage. Ally Bank, our banking subsidiary, is currently not a member of the Federal Reserve System and is subject to supervision, examination and regulation by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions (Utah DFI). This regulatory oversight focuses on the protection of depositors, the FDIC's Deposit Insurance Fund, and the banking system as a whole, not security holders, and in some instances may be contrary to their interests. An application has been filed for Ally Bank to become a Federal Reserve member.

•
Permitted Activities — The Gramm-Leach-Bliley Act of 1999 (GLB Act) amended the BHC Act by providing a new regulatory framework applicable to “financial holding companies,” which are bank holding companies that meet certain qualifications and elect FHC status. FHCs are generally permitted to engage in a broader range of financial and related activities than those that are permissible for BHCs, in particular, securities, insurance, and merchant banking activities. The FRB supervises, examines, and regulates FHCs, as it does all BHCs. However, insurance and securities activities conducted by a FHC or its nonbank subsidiaries are also regulated by functional regulators. Our election to become a FHC under the BHC Act was approved by the FRB and became effective on December 20, 2013. Ally's status as a FHC allows us to continue all existing insurance activities, as well as our SmartAuction vehicle remarketing services for third parties. To maintain its status as a FHC, Ally and its bank subsidiary, Ally Bank, must remain “well-capitalized” and “well-managed,” as defined under applicable law. Refer to Note 21 to the Consolidated Financial Statements for additional information. See also “Basel Capital Frameworks” below. Under the BHC Act, Ally generally may not, directly or indirectly, acquire more than 5% of any class of voting shares of any nonaffiliated bank or BHC without first obtaining FRB approval.

•
Dodd-Frank Wall Street Reform and Consumer Protection Act — On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, derivatives, restrictions on an insured bank’s transactions with its affiliates, lending limits, and mortgage-lending practices. A number of provisions in the Dodd-Frank Act have entered into effect while others will become effective at a later date after a rulemaking process is completed. While U.S. regulators have finalized many regulations to implement various provisions of the Dodd-Frank Act, they plan to propose or finalize additional implementing regulations in the future.

The Dodd-Frank Act has had, and will have as its provisions are further implemented, material implications for Ally and the entire financial services industry. Among other things, the Dodd-Frank Act and its implementing regulations:

•	subject Ally to enhanced prudential standards, oversight, and scrutiny as a result of being a BHC with $50 billion or more in total consolidated assets (a large BHC);

•	have increased the levels of capital and liquidity with which Ally must operate and affect how it plans capital and liquidity levels;

•	subject Ally to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees paid by Ally Bank to the FDIC;

•	require Ally to provide to the FRB and FDIC an annual plan for its rapid and orderly resolution in the event of material financial distress;

•	subject Ally to regulation and examination by the Consumer Financial Protection Bureau (CFPB), which has very broad rule-making, examination, and enforcement authorities; and

•
subject derivatives that Ally enters into for hedging, risk management and other purposes to a comprehensive new regulatory regime which, when fully implemented, will require central clearing and execution on designated markets or execution facilities for certain standardized derivatives and impose margin, documentation, trade reporting, and other new requirements.

Ally Financial Inc. • Form 10-K

These and other requirements may, either currently or in the future, impact Ally’s business and risk management strategies and/or restrict the revenue that Ally generates from certain businesses.

•
Enhanced Prudential Standards — In February 2014, the FRB issued a final rule to implement certain enhanced prudential standards under the Dodd-Frank Act for large bank holding companies such as Ally. The final rule generally became effective on January 1, 2015. Among other things, the final rule requires Ally to maintain a buffer of unencumbered highly liquid assets to meet projected net cash outflows for 30 days over the range of liquidity stress scenarios used in internal stress tests and to comply with a number of risk management and governance requirements, including liquidity risk management standards. The Federal Reserve has stated that it will issue, at a later date, final rules to implement certain other enhanced prudential standards under the Dodd-Frank Act for large bank holding companies, including single counterparty credit limits and an early remediation framework.

•
Liquidity Coverage Ratio Requirements — To complement the above-mentioned internal liquidity stress testing and liquidity buffer requirements, the FRB and other U.S. banking regulators issued a final rule in September 2014 to implement the Basel III liquidity coverage ratio (LCR) requirements for large bank holding companies. The LCR was developed by the Basel Committee on Banking Supervision (Basel Committee) to ensure banking organizations maintain an amount of high-quality liquid assets that is no less than 100 percent of their total net cash outflows arising from significant stress over a prospective 30 calendar-day period. The U.S. LCR rule is more stringent in certain respects compared to the Basel Committee’s version of the LCR, and includes a generally narrower definition of debt and equity securities that qualify as high-quality liquid assets and a two-year phase-in period that began on January 1, 2015, and ends on January 1, 2017. A simpler, less stringent U.S. LCR requirement (Modified LCR) applies to depository institution holding companies with $50 billion or more in total consolidated assets that are not covered by the LCR. The Modified LCR requires depository institution holding companies to calculate their Modified LCR on a monthly basis beginning January 1, 2016, subject to a transition period (phased-in implementation with a minimum ratio of 90% in 2016 and 100% in 2017 and beyond). Because Ally’s total assets are less than $250 billion but greater than $50 billion, and because it has immaterial foreign exposure, Ally is subject to the requirements of the Modified LCR.

•
Capital Adequacy Requirements — Ally and Ally Bank are subject to various capital adequacy requirements as established under FRB and FDIC regulations. Refer to Note 21 to the Consolidated Financial Statements for additional information. See also “Basel Capital Frameworks” below.

•
Capital Planning and Stress Tests — Pursuant to the Dodd-Frank Act, the FRB has adopted capital planning and stress test requirements for large bank holding companies, including Ally, which form part of the FRB's Comprehensive Capital Analysis and Review (CCAR) process. Under the FRB's capital plan rule, Ally must submit an annual capital plan to the FRB, taking into account the results of stress tests conducted by Ally based on scenarios prescribed by the FRB. The capital plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution, and any similar action that the FRB determines could have an impact on Ally's consolidated capital. The capital plan must also include a discussion of how Ally will maintain capital above the U.S. Basel III minimum regulatory capital ratios for each period over the nine-quarter planning horizon, and serve as a source of strength to Ally Bank. The FRB will either object to Ally's capital plan, in whole or in part, or provide a notice of non-objection. If the FRB objects to the capital plan, or if certain material events occur after approval of the plan, Ally must submit a revised capital plan within 30 days. In addition, even with an approved capital plan, Ally must seek the approval of the FRB before making a capital distribution if, among other factors, Ally would not meet its regulatory capital requirements after making the proposed capital distribution.

Ally received a non-objection to its 2014 and 2015 capital plans. Under a new rule effective for the 2016 capital planning cycle and subsequent cycles, Ally expects to submit its 2016 capital plan by April 5, 2016, with a response expected from the FRB by June 30, 2016.
The FRB final stress test rule requires Ally to conduct semi-annual (annual and mid-cycle) company-run stress tests under baseline, adverse, and severely adverse economic scenarios over a planning horizon that spans nine quarters. The rule also subjects Ally to an annual supervisory stress test conducted by the FRB. For the 2015 stress testing cycle, Ally submitted the results of its semi-annual stress test to the FRB in January and July 2015. Under a new rule effective for the 2016 and subsequent cycles, Ally expects to submit its 2016 company-run stress tests by April 5, 2016 and October 5, 2016. In addition, an FDIC final rule requires Ally Bank to conduct an annual company-run stress test under baseline, adverse, and severely adverse economic scenarios over a planning horizon that spans nine quarters. Ally Bank expects to submit its 2016 company-run stress test by April 5, 2016.
In addition, the FRB publishes summary results of the supervisory stress tests of each large BHC, including Ally, conducted by the FRB pursuant to the Dodd-Frank Act. The supervisory stress tests are intended to provide supervisors with forward-looking information to help identify downside risk and the potential effect of adverse conditions on capital adequacy.

•
Limitations on Bank and Bank Holding Company Dividends and Capital Distributions — Utah law (and, in certain instances, federal law) places restrictions and limitations on dividends or other distributions payable by our banking subsidiary, Ally Bank, to Ally. Under the FRB’s capital plan rule, an objection to a large BHC's capital plan generally prohibits it from paying dividends or making certain other capital distributions without specific FRB non-objection to such action. Even if a large BHC receives a non-objection to its capital plan, it may not pay a dividend or make certain other capital distributions without FRB approval under certain circumstances (e.g., where the BHC would not meet certain minimum regulatory capital ratios after giving effect to the

Ally Financial Inc. • Form 10-K

dividend or distribution). In addition, FRB supervisory guidance requires BHCs such as Ally to consult with the FRB prior to increasing dividends, implementing common stock repurchase programs or redeeming or repurchasing capital instruments. The U.S. banking regulators are also authorized to prohibit a banking subsidiary or BHC from engaging in unsafe or unsound banking practices and, depending upon the circumstances, could find that paying a dividend or making a capital distribution would constitute an unsafe or unsound banking practice.

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

•
Single Point of Entry Resolution Authority — Under the Dodd-Frank Act, certain financial institutions, including BHCs such as Ally, are eligible to be subjected to a new FDIC-administered resolution regime called orderly liquidation authority, an alternative to bankruptcy. The FDIC’s orderly liquidation authority became effective in July 2010, with implementing regulations adopted thereafter in stages, with some rulemakings still to come. If Ally were to become insolvent and be placed into receivership under the orderly liquidation authority, the FDIC would be appointed as receiver, giving the FDIC considerable rights and powers that it must exercise with the goal of liquidating and winding up Ally, including the ability to assign assets and liabilities without the need for creditor consent or prior court review and the ability of the FDIC to differentiate and determine priority among creditors. In December 2013, the FDIC released its proposed Single Point of Entry strategy for resolution of a systemically important financial institution under the orderly liquidation authority. The FDIC’s release outlines how it would use its powers under the orderly liquidation authority to resolve a systemically important financial institution by placing its top-tier U.S. holding company in receivership and keeping its operating subsidiaries open and out of insolvency proceedings by transferring the operating subsidiaries to a new bridge holding company, recapitalizing the operating subsidiaries, and imposing losses on the shareholders and creditors of the holding company in receivership according to their statutory order of priority.

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

Ally Financial Inc. • Form 10-K

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
In addition to introducing new capital ratios, U.S. Basel III revises the eligibility criteria for regulatory capital instruments and provides for the phase-out of instruments that had previously been recognized as capital but that do not satisfy the new criteria. Subject to certain exceptions (e.g., for certain debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other “hybrid” securities are no longer included in a BHC’s Tier 1 capital as of January 1, 2016. Also, subject to a phase-in schedule, certain new items will be deducted from Common Equity Tier 1 capital, and certain other deductions from regulatory capital will be modified. Among other things, U.S. Basel III requires certain deferred tax assets (DTAs) that exceed specified individual and aggregate thresholds to be deducted from Common Equity Tier 1 capital. U.S. Basel III also revises the U.S. Basel I-based standardized approach for calculating risk-weighted assets by, among other things, modifying certain risk weights and introducing new methods for calculating risk-weighted assets for certain types of assets and exposures. Ally is subject to the U.S. Basel III standardized approach for counterparty credit risk. It is not subject to the U.S. Basel III advanced approaches for counterparty credit risk.
Ally is currently not subject to the U.S. market risk capital rule, which applies only to banking organizations with significant trading assets and liabilities.
At December 31, 2015, Ally was in compliance with its regulatory capital requirements. For an additional discussion of capital adequacy requirements, refer to Note 21 to the Consolidated Financial Statements.
Depository Institutions
Ally Bank's deposits are insured by the FDIC, under applicable rules, and Ally Bank is required to file periodic reports with the FDIC concerning its financial condition. Total assets of Ally Bank were $111.3 billion and $104.4 billion at December 31, 2015, and 2014, respectively. As a commercial nonmember bank chartered by the State of Utah, Ally Bank is subject to various regulatory capital adequacy requirements administered by state and federal banking agencies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions ("well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. Depending on the category in which an institution is classified, FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions.
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
At December 31, 2015, Ally Bank was in compliance with its regulatory capital requirements. For an additional discussion of capital adequacy requirements, refer to Note 21 to the Consolidated Financial Statements.

Ally Financial Inc. • Form 10-K

Consumer Financial Laws
The CFPB has issued various rules to implement consumer financial protection provisions of the Dodd-Frank Act and related requirements. Many of these rules impose new requirements on Ally and its business operations. In addition, as an insured depository institution with total assets of more than $10 billion, Ally Bank is subject to the examination and enforcement authority of the CFPB with respect to its compliance with federal consumer financial protection laws and regulations.

•
Mortgage Operations — Our mortgage business is subject to extensive federal, state, and local laws, rules, and regulations, in addition to judicial and administrative decisions that impose requirements and restrictions on this business. The mortgage business is also subject to examination by the Federal Housing Commissioner to assure compliance with Federal Housing Administration regulations, policies, and procedures. The federal, state, and local laws, rules, and regulations to which our mortgage business is subject, among other things, impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged; regulate the use of credit reports and the reporting of credit information; impose underwriting requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices, including the assessment, collection, foreclosure, claims handling, and investment and interest payments on escrow accounts.

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

•
Automotive Lending Business — The CFPB has focused on the area of automotive finance, particularly with respect to indirect financing arrangements and fair lending compliance. In March 2013, the CFPB provided guidance about compliance with the fair lending requirements of the Equal Credit Opportunity Act and its implementing regulations for indirect automotive finance companies that permit dealers to charge annual percentage rates to consumers in excess of buy rates used by the finance company to calculate the price paid to acquire an assignment of the retail installment sale contract. In December 2013, Ally Financial Inc. and Ally Bank entered into Consent Orders issued by the CFPB and the U.S. Department of Justice (DOJ) pertaining to the allegation of disparate impact in the automotive finance business. For further information, refer to Note 30 to the Consolidated Financial Statements.

Asset-backed Securitizations
Section 941 of the Dodd-Frank Act requires securitizers of different types of asset-backed securitizations, including transactions backed by residential mortgages, commercial mortgages, and commercial, credit card, and automotive loans, to retain no less than 5% of the credit risk of the assets being securitized, with an exemption for securitizations that are wholly composed of “qualified residential mortgages” (QRMs). Federal regulators issued final rules implementing this Dodd-Frank Act requirement in October 2014. The final rules aligned the definition of QRMs with the CFPB’s definition of “Qualified Mortgage” and also included an exemption for the GSEs’ mortgage-backed securities (MBS). The regulations took effect on February 23, 2015. Compliance was required with respect to new securitization transactions backed by residential mortgages beginning December 24, 2015, and will be required with respect to new securitization transactions backed by other types of assets beginning December 24, 2016. Ally continues to evaluate the final rules and assess their impact on our securitization activities.
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
Investments in Ally
Because Ally Bank is a FDIC-insured bank and Ally and IB Finance are BHCs, acquisitions of our voting stock above certain thresholds may be subject to regulatory approval or notice under federal or state law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount that may be acquired without regulatory approval under the Change in Bank Control Act, the BHC Act, and Utah state law.
Further, refer to the Tax Assets Protective Measures section of MD&A for details of certain actions taken by us during January 2014, which are intended to prevent persons from acquiring Ally common stock that exceeds certain ownership thresholds. These measures are intended to protect certain tax benefits that may be significantly limited under an "ownership change" as defined under the applicable tax regulations.

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

•
Volcker Rule — On December 10, 2013, the U.S. Commodity Futures Trading Commission, FDIC, Federal Reserve Board, Office of the Comptroller of the Currency and the SEC issued final rules to implement the Volcker Rule required by the Dodd-Frank Act. The Volcker Rule prohibits an insured depository institution and its affiliates from (1) engaging in “proprietary trading” and (2) investing in or sponsoring certain types of funds (covered funds) subject to certain limited exceptions. The final rules contain exemptions for market-making, hedging, underwriting, trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds to be retained. They also permit the offering and sponsoring of funds under certain conditions. The final rules extend the conformance period to July 21, 2015, and in December of 2014 the Federal Reserve Board issued an order to extend the relevant conformance date for certain covered funds activities to July 21, 2016. The final Volcker Rule regulations impose significant compliance and reporting obligations on banking entities. The impact of the Volcker Rule will not be material to Ally’s business operations.

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

•
Truth in Lending Act — The Truth in Lending Act (TILA), as amended, and Regulation Z, which implements TILA, requires lenders to provide borrowers with uniform, understandable information concerning terms and conditions in certain credit transactions. These rules apply to Ally and its subsidiaries in transactions in which they extend credit to consumers and require, in the case of certain mortgage and automotive financing transactions, conspicuous disclosure of the finance charge and annual percentage rate, if any. In addition, if an advertisement for credit states specific credit terms, Regulation Z requires that such advertisement state only those terms that actually are or will be arranged or offered by the creditor. The CFPB has recently issued substantial amendments to the mortgage requirements under Regulation Z, and additional changes are likely in the future. Amendments to Regulation Z and Regulation X, which implements the Real Estate Settlement Procedures Act, require new integrated mortgage loan disclosures to be provided for applications received on or after October 3, 2015. Failure to comply with TILA can result in liability for damages as well as criminal and civil penalties.

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

Ally Financial Inc. • Form 10-K

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

Employees
We had approximately 7,100 and 6,900 employees at December 31, 2015, and 2014, respectively.
Additional Information
The results of operations for each of our reportable operating segments and the products and services offered are contained in the individual business operations sections of MD&A. Financial information related to reportable operating segments and geographic areas is provided in Note 27 to the Consolidated Financial Statements.
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K (and amendments to these reports) are available on our internet website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports are available at www.ally.com. Choose Investor Relations (under About Us), Financial Information, and then SEC Filings. These reports can also be found on the SEC website at www.sec.gov.
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
Ally is subject to ongoing supervision, examination and regulation by the FRB, and Ally Bank by the FDIC and the Utah DFI, in each case, through regular examinations and other means that allow the regulators to gauge management’s ability to identify, assess, and control risk in all areas of operations in a safe-and-sound manner and to ensure compliance with laws and regulations, including those governing resolution planning. In the course of their supervision and examinations, our regulators may require improvements in various functions or areas of our business. Any requirement imposed is generally judicially enforceable, and if we are unable to implement and maintain any required actions in a timely and effective manner, we could become subject to formal supervisory actions that could lead to significant restrictions on our existing business or on our ability to develop any new business. Such forms of supervisory action could include, without limitation, written agreements, cease and desist orders, and consent orders and may, among other things, result in restrictions on our ability to pay dividends, requirements to increase capital, restrictions on our activities, the imposition of civil monetary penalties, and enforcement of such action through injunctions or restraining orders. We could also be required to dispose of certain assets and liabilities within a prescribed period. The terms of any such supervisory action could have a material adverse effect on our business, operating flexibility, financial condition, and results of operations.
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

Ally Financial Inc. • Form 10-K

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
Mortgage Matters
We have received subpoenas from the DOJ that include a broad request for documentation and other information relating to residential mortgage-backed securities issued by our former mortgage subsidiary, Residential Capital, LLC and its subsidiaries (ResCap RMBS). In connection with these requests, the DOJ is investigating potential fraud and other potential legal claims related to ResCap RMBS, including its investigation of potential claims under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The DOJ is also investigating potential claims under the False Claims Act (FCA) related to representations made by us in connection with investments in Ally made by the United States Department of the Treasury pursuant to the Troubled Asset Relief Program in 2008 and 2009 regarding certain claims against Residential Capital, LLC or its subsidiaries at that time. We continue to engage in discussions with the DOJ with respect to legal and factual aspects of their investigations and potential claims. As previously disclosed, at the request of the DOJ, we entered into an agreement to voluntarily extend the statutes of limitations related to potential FCA claims. This agreement expired at the end of January 2016.
We have separately received subpoenas and document requests from the SEC that include information covering a wide range of mortgage-related matters.
Automotive Subprime Matters
In October 2014, we received a document request from the SEC in connection with its investigation related to subprime automotive finance and related securitization activities. Separately, in December 2014, we received a subpoena from the DOJ requesting similar information. In May 2015, we received an information request from the New York Department of Financial Services requesting similar information. We have cooperated with each of these agencies with respect to these matters.
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
Our business strategy for Ally Bank, which is primarily focused on automotive lending, growth of our direct-channel deposit business, bulk purchases of high-quality jumbo mortgage loans, and commercial lending, is subject to regulatory oversight from a safety and soundness perspective. If our banking supervisors raise concerns regarding any aspect of our business strategy for Ally Bank, we may be obliged to alter our strategy, which could include moving certain activities, such as certain types of lending, outside of Ally Bank to one of our nonbanking affiliates. Alternative funding sources outside of Ally Bank, such as unsecured funding in the capital markets, could be more expensive than funding through Ally Bank and could adversely affect our business prospects, results of operations, and financial condition.
We are subject to capital planning and systemic risk regimes, which impose significant restrictions and requirements.
As a BHC with $50 billion or more of consolidated assets, Ally is subject to certain enhanced prudential standards mandated by Section 165 of the Dodd-Frank Act for large bank holding companies such as Ally. As part of these enhanced prudential standards, Ally is required to conduct periodic stress tests and submit a proposed capital action plan to the FRB annually. The proposed capital action plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution, and any similar action that the FRB determines could have an impact on Ally’s consolidated capital. The proposed capital action plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and serve as a source of strength to Ally Bank. The FRB will either object to a proposed capital plan, in whole or in part, or provide notice of non-objection to Ally. The failure to receive a notice of non-objection from the FRB would prohibit us from paying dividends, repurchasing our common stock, and making other capital distributions. Refer to the section above titled Business — Certain Regulatory Matters for further details.

Ally Financial Inc. • Form 10-K

In addition, the enhanced prudential standards also require Ally to maintain a sufficient quantity of highly liquid assets to survive a projected 30-day liquidity stress event and implement various liquidity-related corporate governance measures and imposes certain requirements, duties and qualifications for Ally’s risk committee and chief risk officer. These enhanced prudential standards could adversely affect our business prospects, results of operations and financial condition. Additionally, the FRB has stated that it will issue, at a later date, final rules to implement certain other enhanced prudential standards mandated by Section 165 of the Dodd-Frank Act, including single counterparty credit limits and an early remediation framework. Once implemented and adopted, these rules could adversely affect our business prospects, results of operations and financial condition.
Our ability to rely on deposits as a part of our funding strategy may be limited.
Ally Bank continues to be a key part of our funding strategy, and we place great reliance on deposits as a source of funding through Ally Bank. Ally Bank does not have a retail branch network. It obtains its deposits through direct banking as well as brokered deposits. Brokered deposits may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher interest rates. Brokered deposits totaled $10.7 billion at December 31, 2015, which represented 16% of Ally Bank total deposits. Our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions, including the possible imposition of prior approval requirements, restrictions on deposit growth, or restrictions on our rates offered. In addition, perceptions of our financial strength, rates offered by third parties, and other competitive factors beyond our control, including returns on alternative investments, will also impact the size of our deposit base. In addition, our regulators may impose restrictions on our ability to fund certain types of assets at Ally Bank, potentially raising the cost of funding those activities without the use of Ally Bank deposits. Qualitative and quantitative liquidity requirements imposed by the U.S. banking regulators may also impact our funding strategy.
Financial services legislative and regulatory reforms may have a significant impact on our business and results of operations.
The Dodd-Frank Act, which became law in July 2010, has and will continue to substantially change the legal and regulatory framework under which we operate. Certain portions of the Dodd-Frank Act were effective immediately, and others have become effective since enactment, while others are subject to further rulemaking, transition periods, and the discretion of various regulatory bodies. The Dodd-Frank Act has had, and will continue to have as its provisions are further implemented, material implications for Ally and the entire financial services industry. Among other things, the Dodd-Frank Act and its implementing regulations:

•	subject Ally to enhanced prudential standards, oversight, and scrutiny as a result of being a BHC with $50 billion or more in total consolidated assets (a large BHC);

•	have increased the levels of capital and liquidity with which Ally must operate and affect how it plans capital and liquidity levels;

•	subject Ally to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees paid by Ally Bank to the FDIC;

•	require Ally to provide to the FRB and FDIC an annual plan for its rapid and orderly resolution in the event of material financial distress;

•	subject Ally to regulation and examination by the CFPB, which has very broad rule-making, examination, and enforcement authorities; and

•
subject derivatives that Ally enters into for hedging, risk management and other purposes to a comprehensive new regulatory regime which, when fully implemented, will require central clearing and execution on designated markets or execution facilities for certain standardized derivatives and impose margin, documentation, trade reporting and other new requirements.

These and other requirements may, either currently or in the future, impact Ally’s business and risk management strategies and/or restrict the revenue that Ally generates from certain businesses.
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

Ally Financial Inc. • Form 10-K

Our business may be adversely affected by the revised capital requirements under the U.S. Basel III final rules.
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
For the 2016 capital planning and stress testing cycle, the Dodd-Frank company-run stress tests and FRB supervisory stress tests to which Ally is subject, the annual capital plan that Ally must submit and the FRB’s annual post-stress capital analysis under the CCAR must incorporate the more stringent capital requirements in the U.S. Basel III final rules as they are phased in over the nine-quarter forward-looking planning horizon. Under the FRB’s capital plan rule, an objection to a large BHC's capital plan would prohibit it from paying dividends or making certain other capital distributions.
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
Certain transactions between Ally Bank and any of its nonbank “affiliates,” including but not limited to Ally Financial Inc., are subject to restrictions under Sections 23A and 23B of the Federal Reserve Act and regulations adopted thereunder. Pursuant to these restrictions, unless otherwise exempted, “covered transactions,” including Ally Bank’s extensions of credit to and asset purchases from its nonbank affiliates, generally (1) are limited to 10% of Ally Bank’s capital stock and surplus with respect to transactions with any individual affiliate, with an aggregate limit of 20% of Ally Bank’s capital stock and surplus for all affiliates and all such transactions; (2) in the case of certain credit transactions, are subject to stringent collateralization requirements; (3) in the case of asset purchases by Ally Bank, may not involve the purchase of any asset deemed to be a “low quality asset” under federal banking guidelines; and (4) must be conducted in accordance with safe-and-sound banking practices (collectively, the Affiliate Transaction Restrictions). Furthermore, the Affiliate Transactions Restrictions contain an “attribution rule” that provides that a transaction between Ally Bank and a third party must be treated as a transaction between Ally Bank and a nonbank affiliate to the extent that the proceeds of the transaction are used for the benefit of, or transferred to, a nonbank affiliate of Ally Bank.
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
We are subject to credit risk resulting from defaults in payment or performance by customers for our contracts and loans, as well as contracts and loans that are securitized and in which we retain a residual interest. Furthermore, a weak economic environment and high unemployment rates could exert pressure on our consumer automotive finance customers resulting in higher delinquencies, repossessions, and losses, and could also increase delinquencies and losses related to mortgage loans that we hold for investment. There can be no assurances that our monitoring of our credit risk as it affects the value of these assets and our efforts to mitigate credit risk through our risk-based pricing, appropriate underwriting policies, and loss-mitigation strategies are, or will be, sufficient to prevent an adverse impact in our profitability and financial condition. We have continued to grow our nonprime automotive financing. We define nonprime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of less than 620. In addition, we have increased our used vehicle financing. Customers that finance used vehicles tend to have lower FICO® Scores as compared to new vehicle customers, and defaults resulting from vehicle breakdowns are more likely to occur with used vehicles as compared to new vehicles that are financed. The carrying value of our Automotive Finance operations nonprime consumer automotive loans before allowance for loan losses was $9.0 billion, or approximately 14.0% of our total consumer automotive loans, at December 31, 2015, as compared to $6.7 billion, or approximately 11.9% of our total consumer automotive loans, at December 31, 2014. Such amounts are expected to continue to increase in 2016. At December 31, 2015, $161 million of nonprime consumer automotive loans were considered nonperforming as they had been placed on nonaccrual status in accordance with our loan policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements for additional information. If we continue to grow our nonprime automotive financing loans over time, our credit risk will increase. As part of the underwriting process, we rely heavily upon information supplied by third parties. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected before completing the transaction, the credit risk associated with the transaction may be increased.
Our inability to maintain relationships with dealers could have an adverse effect on our business, results of operations, and financial condition.
Our business depends on the continuation of our relationships with our customers, particularly the automotive dealers with whom we do business. While the number of dealers that we have retail relationships with increased during 2015, the number of dealers that we have wholesale relationships with decreased approximately 3% as compared to December 31, 2014. Further, our share of GM and Chrysler commercial wholesale financing could decrease in the future. If we are not able to maintain existing relationships with key automotive dealers or if we are not able to develop new relationships for any reason, including if we are not able to provide services on a timely basis or offer products that meet the needs of the dealers or compete successfully with products of our competitors, our wholesale funding volumes, and the number of dealers with which we have retail funding relationships could decline in the future. If this occurs, our business, results of operations, and financial condition could be adversely affected.
GM and Chrysler dealers and their retail customers comprise a significant portion of our customer base.
While we are continuing to diversify our business, GM and Chrysler dealers and their retail customers continue to compose a significant portion of our customer base. In 2015, 56% of our new vehicle dealer inventory financing and 46% of our vehicle consumer automotive financing volume were for GM franchised dealers and customers, and 31% of our new vehicle dealer inventory financing and 23% of our vehicle consumer automotive financing volume were for Chrysler dealers and customers. It is possible that GM or Chrysler could take actions that negatively impact the amount of business we do with GM and Chrysler dealers and their retail customers. Further, a significant adverse change in GM’s or Chrysler’s business, including, for example, the production or sale of GM or Chrysler vehicles, the quality or resale value of GM or Chrysler vehicles, GM’s or Chrysler’s relationships with its key suppliers, or vehicle recalls, could negatively impact our GM and Chrysler dealer and retail customer bases. Any future reductions in GM and Chrysler business that we are not able to offset could adversely affect our profitability and financial condition.
Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition, and results of operations.
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans, all as described in Note 1 to the Consolidated Financial Statements. The allowance is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity

Ally Financial Inc. • Form 10-K

and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, accounting rules and related guidance, new information regarding existing loans, identification of additional problem loans, portfolio size, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, our continued expansion of our originations across a broad risk spectrum will likely increase our allowance for loan losses in the future.
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
Our business and results of operations are dependent upon overall U.S. automotive industry sales volume.
Our business and results of operation can be impacted by sales volume for new and used vehicles. Vehicle sales are impacted by several economic and market conditions, including employment levels, credit availability, fuel costs, and overall economic conditions. For example, new vehicle sales decreased dramatically during the economic crisis that began in 2008, and did not rebound significantly until 2012-13. Any future declines in new and used vehicle sales could have a material adverse effect on our business and profitability.
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
Our profitability and financial condition could be materially and adversely affected if used vehicle prices decrease in the future, which could result in lower residual values of off-lease vehicles and higher losses on the sale of repossessed vehicles for retail financing.
General economic conditions, the supply of off-lease and other vehicles to be sold, vehicle market prices, perceived vehicle quality, overall price, the vehicle disposition channel, and volatility of gasoline or diesel fuel, among other factors, heavily influence used vehicle prices. Consumer confidence levels and the strength of automotive manufacturers and dealers can also influence the used vehicle market. For example, during 2008, sharp declines in demand and used vehicle sale prices adversely affected our remarketing proceeds and financial results.
Our expectation of the residual value of a vehicle subject to an automotive lease contract is a critical element used to determine the amount of the lease payments under the contract at the time the customer enters into it. As a result, to the extent the actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing at lease termination, is less than the expected residual value for the vehicle at lease inception, we incur additional depreciation expense and lower actual profit on the lease transaction than our priced expectation. Our expectation of levels of used vehicle values is combined with our estimate of loss frequency to arrive at our projected net average annualized loss rate (NAALR), which is a factor in determining our pricing of new originations. To the extent used vehicle prices are significantly lower than our expectations, our actual profit on new business could be significantly less than our expectations. Our ability to efficiently process and effectively market off-lease vehicles, as well as repossessed vehicles that serve as collateral on the underlying loans, affects the disposal costs and proceeds realized from the vehicle sales.
Our business requires substantial capital and liquidity, and disruption in our funding sources and access to the capital markets would have a material adverse effect on our liquidity, capital positions, and financial condition.
Our liquidity and the long-term viability of Ally depend on many factors, including our ability to successfully raise capital and secure appropriate bank financing.

Ally Financial Inc. • Form 10-K

We have significant maturities of unsecured debt each year. While we have reduced our reliance on unsecured funding in recent years, it continues to remain an important component of our capital structure and financing plans. At December 31, 2015, approximately $1.9 billion in principal amount of total outstanding consolidated unsecured debt is scheduled to mature in 2016, and approximately $4.4 billion and $3.7 billion in principal amount of consolidated unsecured debt is scheduled to mature in 2017 and 2018, respectively. We also obtain short-term funding from the sale of floating rate demand notes, all of which the holders may elect to have redeemed at any time without restriction. At December 31, 2015, a total of $3.4 billion in principal amount of Demand Notes were outstanding. We also rely substantially on secured funding. At December 31, 2015, approximately $9.4 billion of outstanding consolidated secured debt is scheduled to mature in 2016, approximately $15.2 billion is scheduled to mature in 2017, and approximately $9.1 billion is scheduled to mature in 2018. Furthermore, at December 31, 2015, approximately $16.3 billion in certificates of deposit at Ally Bank are scheduled to mature in 2016, which is not included in the 2016 unsecured maturities provided above. Additional financing will be required to fund a material portion of the debt maturities over these periods. The capital markets can be volatile, and Ally’s access to the debt markets may be significantly reduced during periods of market stress.
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
We have a significant amount of indebtedness. At December 31, 2015, we had approximately $75.6 billion in principal amount of indebtedness outstanding (including $50.0 billion in secured indebtedness). Interest expense on our indebtedness constituted approximately 20% of our total financing revenue and other interest income for the year ended December 31, 2015.
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
The market for the automotive financing industry is extremely competitive. If we are unable to compete successfully, if current competitive conditions tighten, or if there is increased competition in the automotive financing and/or insurance markets or generally in the markets for securitizations or asset sales, our business could be negatively affected.
The markets for automotive financing, insurance, and banking are highly competitive. We directly compete in the automotive financing market with banks, credit unions, captive automotive finance, and independent finance companies. Conditions with respect to wholesale financing continue to be competitive. Our insurance business also faces significant competition from automotive manufacturers, captive automotive finance companies, insurance carriers, third-party administrators, brokers, and other insurance-related companies. Some of these competitors have certain exclusivity privileges with automotive manufacturing companies whose customers and dealers compose a significant portion of our customer base. In addition, Ally Bank faces significant competition from commercial banks, savings institutions, and other financial institutions. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures, substantially lower costs of capital, and are much less reliant on securitization activities, unsecured debt, and other public markets. Our competitors may be subject to different, and in some cases, less stringent, legislative and regulatory regimes than we are, thus putting us at a competitive disadvantage to these competitors. We face significant competition in most areas including product offerings, rates, pricing and fees, and customer service. If we are unable to compete effectively in the markets in which we operate, our profitability and financial condition would be negatively affected.
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
Our business and earnings are sensitive to general business and economic conditions in the United States. A downturn in economic conditions resulting in increased short- and long-term interest rates, inflation, fluctuations in the debt capital markets, unemployment rates, housing prices, consumer and commercial bankruptcy filings, or a decline in the strength of national and local economies and other factors that negatively affect household incomes could decrease demand for our financing products and increase financing delinquency and losses on our customer and dealer financing operations. Further, a significant and sustained increase in fuel prices could lead to diminished new and used vehicle purchases and negatively affect our automotive finance business. Finally, concerns about the pace of economic growth in the U.S. and elsewhere and uncertainty regarding U.S. fiscal and monetary policies and the federal deficit, have resulted in significant volatility in the financial markets, and could impact our ability to obtain, and the pricing with respect to, funding that is collateralized by affected instruments and obtained through the secured and unsecured markets. If these conditions persist or worsen, our business, results of operation, and financial position could be materially adversely affected.
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
Rising interest rates could also have an adverse impact on our business as well. For example, rising interest rates:

•	will increase our cost of funds;

Ally Financial Inc. • Form 10-K

•	may reduce our consumer automotive financing volume by influencing customers to pay cash for, as opposed to financing, vehicle purchases or not to buy new vehicles;

•	may lead to increased consumer delinquencies;

•	may negatively impact our ability to remarket off-lease vehicles; and

•	will generally reduce the value of automotive financing and mortgage loans and contracts and retained interests and fixed income securities held in our investment portfolio.
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

Ally Financial Inc. • Form 10-K

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
Risks Related to Ownership of Our Common Stock
Our ability to pay dividends on our common stock or repurchase shares may be limited.
Any future payment of dividends on our common stock or share repurchases will be determined by our Board of Directors in its sole discretion and will depend on business conditions, our financial condition, earnings and liquidity, and other factors. Any plans to commence payment of dividends on our common stock or share repurchases in the future would be subject to the FRB’s review and non-objection. Refer to the section above titled Business — Certain Regulatory Matters — Bank Holding Company and Financial Holding Company Status for additional information. There is no assurance that, upon the FRB’s review of our future capital plans, we would be permitted to make any planned payments of dividends on our common stock or share repurchases.
So long as any share of our Series A preferred stock remains outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on the Series A preferred stock. Further, any indentures and other financing agreements that we enter into in the future may limit our ability to pay cash dividends on our capital stock, including our common stock. In the event that any of our indentures or other financing agreements in the future restrict our ability to pay dividends in cash on our common stock, we may be unable to pay dividends in cash on our common stock unless we can refinance the amounts outstanding under those agreements.
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

Ally Financial Inc. • Form 10-K

An “ownership change” could limit our ability to utilize tax losses and credits carryforwards to offset future taxable income.
As of December 31, 2015, we had deferred tax assets of approximately $950 million related to a U.S. federal net operating loss carryforward, $1.7 billion related to foreign tax credits, and $193 million related to other tax credits (collectively, the tax assets). Our ability to use such tax assets to offset future taxable income and reduce future tax liabilities may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general, an ownership change will occur when the percentage of Ally’s ownership (by value) of one or more “5-percent shareholders” (as defined in the Code) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). A corporation that experiences an ownership change generally will be subject to an annual limitation on the utilization of its pre-ownership change tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation on our ability to utilize tax assets arising from an ownership change under Section 382 would depend, in large part, on the value of our equity at the time of any ownership change.
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
Despite the intentions of the Plan and the Protective Amendment to deter and prevent an “ownership change,” such an event may still occur. In addition, the Plan and the Protective Amendment may make it more difficult and more expensive to acquire us, and may discourage open market purchases of Ally common stock or a non-negotiated tender or exchange offer for Ally common stock. Accordingly, the Plan and the Protective Amendment may limit a shareholder’s ability to realize a premium over the market price of Ally common stock in connection with any stock transaction.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal corporate offices are located in Detroit, Michigan; Charlotte, North Carolina; and New York, New York. In Detroit, we lease approximately 264,000 square feet from GM pursuant to a lease agreement expiring in November 2016. In March 2015, we entered into a new agreement to lease approximately 321,000 square feet of office space in Detroit under a lease that expires in December 2028 in which we plan to consolidate our southeastern Michigan locations as our existing Detroit and Southfield, Michigan leases expire. In Charlotte, we lease approximately 187,000 square feet of office space under a lease expiring in June 2021. In New York, we lease approximately 55,000 square feet of office space under a lease that expires in June 2023.
The primary offices for our Dealer Financial Services operations are located in Detroit and Southfield. The primary office for our Automotive Finance operations is located in Detroit, and is included in the totals referenced above. The primary office for our Insurance operations is located in Southfield, where we lease approximately 71,000 square feet of office space under leases expiring in April 2016.
The primary offices for our Mortgage operations are located in Fort Washington, Pennsylvania, and Charlotte. In Fort Washington, we lease approximately 87,000 square feet of office space pursuant to a lease that expires in April 2021. The office space in Charlotte is included in the totals referenced above.
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

($ per share)	High	Low
Year ended December 31, 2015
First Quarter	$24.00	$18.63
Second Quarter	$23.83	$19.90
Third Quarter	$23.24	$19.77
Fourth Quarter	$21.21	$18.19
Year ended December 31, 2014
Second Quarter (April 10, 2014, through June 30, 2014)	$25.30	$23.24
Third Quarter	$25.01	$22.42
Fourth Quarter	$24.14	$19.42
Holders
As of February 23, 2016, we had approximately 57 holders of record of our common stock.
Dividends
We have never declared or paid cash dividends on our common stock. Our payment of any dividends on our common stock in the future will be determined by our Board of Directors in its sole discretion and will depend on business conditions, our financial condition, earnings and liquidity, and other factors. Further, so long as any share of our Series A preferred stock remains outstanding, no dividend or distribution may be declared or paid on our common stock unless all accrued and unpaid dividends have been paid on the Series A preferred stock. Any plans to commence payment of dividends on our common stock in the future would be subject to the FRB’s review and absence of objection. Refer to the section above titled Certain Regulatory Matters — Bank Holding Company and Financial Holding Company Status in Item 1 for additional information.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2015.

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (1)) (b)
Equity compensation plans approved by security holders	6,609,067	—	29,229,001
Total	6,609,067	—	29,229,001

(a)
Includes deferred stock units and restricted stock units outstanding under the 2015 Incentive Compensation Plan and deferred stock units outstanding under the 2015 Non-Employee Directors Equity Compensation Plan.

(b)
Includes 25,148,267 securities available for issuance under the plans identified in (a) above and 4,080,734 securities available for issuance under Ally's Employee Stock Purchase Plan, of which 6,609,067 securities are subject to purchase during the current purchase period (determined as of December 31, 2015).

Stock Performance Graph
The following graph compares the cumulative total return to shareholders on our common stock relative to the cumulative total returns of the S&P 500 index and the S&P Financials index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on April 10, 2014 (the date our common stock first commenced trading on the NYSE), and its relative performance is tracked through December 31, 2015. The returns shown are based on historical results and are not intended to suggest future performance.

Ally Financial Inc. • Form 10-K

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Ally under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Recent Sales of Unregistered Securities
Ally did not have any unregistered sales of its equity securities in fiscal year 2015, except as previously disclosed on Form 8-K.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No shares of common stock were purchased for cash in each of the three months ended December 31, 2015.

Ally Financial Inc. • Form 10-K

Repurchases Under Share-Based Incentive Plans
The following table presents repurchases of our common stock, by month, for the three months ended December 31, 2015. All repurchases reflected below include only shares of common stock that were withheld to cover income taxes owed by participants in our share-based incentive plans.

Three months ended December 31, 2015	Total number of shares repurchased	Weighted-average price paid per share
October 2015	2,664	$21.68
November 2015	1,390	19.97
December 2015	4,028	19.68
Total	8,082	$20.39

Ally Financial Inc. • Form 10-K

Item 6.    Selected Financial Data
The selected historical financial information set forth below should be read in conjunction with MD&A, our Consolidated Financial Statements, and the Notes to Consolidated Financial Statements. The historical financial information presented may not be indicative of our future performance.
The following table presents selected statement of income data.

Year ended December 31, ($ in millions)	2015	2014	2013	2012	2011
Total financing revenue and other interest income	$8,397	$8,391	$8,093	$7,342	$6,671
Interest expense	2,429	2,783	3,319	4,052	4,606
Depreciation expense on operating lease assets	2,249	2,233	1,995	1,399	941
Net financing revenue	3,719	3,375	2,779	1,891	1,124
Total other revenue	1,142	1,276	1,484	2,574	2,288
Total net revenue	4,861	4,651	4,263	4,465	3,412
Provision for loan losses	707	457	501	329	161
Total noninterest expense	2,761	2,948	3,405	3,622	3,428
Income (loss) from continuing operations before income tax expense (benefit)	1,393	1,246	357	514	(177)
Income tax expense (benefit) from continuing operations	496	321	(59)	(856)	42
Net income (loss) from continuing operations	897	925	416	1,370	(219)
Income (loss) from discontinued operations, net of tax	392	225	(55)	(174)	62
Net income (loss)	$1,289	$1,150	$361	$1,196	$(157)
Basic and diluted earnings per common share (a)
Net (loss) income from continuing operations	$(3.47)	$1.36	$(1.51)	$1.38	$(2.38)
Net (loss) income	(2.66)	1.83	(1.64)	0.96	(2.23)
Market price per common share
High closing	$23.88	$25.21
Low closing	18.33	20.12
Period end closing	18.64	23.62

(a)
The calculation for basic and diluted earnings per common share for the year ended December 31, 2015, includes preferred stock dividends recognized in connection with the redemption of the Series G Preferred Stock and the repurchase of the Series A Preferred Stock. These dividends represent an additional return to preferred shareholders calculated as the excess consideration paid over the carrying amount derecognized. Refer to Note 18 to the Consolidated Financial Statements for additional preferred stock information.

Ally Financial Inc. • Form 10-K

The following table presents selected balance sheet and ratio data.

Year ended December 31, ($ in millions)	2015	2014	2013	2012	2011
Selected period-end balance sheet data:
Total assets	$158,581	$151,631	$150,908	$181,978	$183,543
Long-term debt	$66,234	$66,380	$69,230	$74,223	$92,406
Preferred stock	$696	$1,255	$1,255	$6,940	$6,940
Total equity	$13,439	$15,399	$14,208	$19,898	$19,280
Financial ratios:
Return on average assets (a)	0.84%	0.77%	0.23%	0.65%	(0.09)%
Return on average equity (a)	8.69%	7.77%	1.92%	6.32%	(0.78)%
Return on average tangible common equity (non-GAAP) (b)	(9.56)%	6.52%	(5.42)%	3.20%	(7.38)%
Equity to assets (a)	9.65%	9.86%	12.02%	10.32%	11.14%
Net interest spread (a)(c)	2.45%	2.28%	1.75%	1.16%	0.67%
Net yield on interest-earning assets (a)(d)	2.57%	2.41%	2.03%	1.40%	0.92%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)
Return on average tangible common equity (ROTCE) is a non-GAAP measure. It is computed as net income available to common shareholders under accounting principles generally accepted in the United States of America (GAAP) and includes preferred dividends and premiums paid, divided by a two-period average of tangible common equity (non-GAAP). Tangible common equity is calculated as average total shareholder's equity, $14,419 million, $14,804 million, $17,053 million, $19,734 million, and $19,930 million at December 31, 2015, 2014, 2013, 2012, and 2011 respectively, less preferred stock, $976 million, $1,255 million, $1,255 million, $1,255 million, and $1,271 million at December 31, 2015, 2014, 2013, 2012, and 2011, respectively, and less goodwill, $27 million, $27 million, $276 million, $521 million, and $522 million at December 31, 2015, 2014, 2013, 2012, and 2011, respectively. Other companies may define or calculate this measure differently. We believe this measure is useful to investors, analysts, and banking regulators because, by removing the effect of preferred stock and goodwill from shareholder’s equity, it allows investors, analysts, and banking regulators to more easily compare our return on equity to other companies in the industry who present a similar measure. We also believe that removing preferred stock and goodwill from shareholder’s equity, and including the impact of preferred dividends and premiums paid in net income is a more relevant measure of the return on our common shareholders' equity.

(c)
Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.

(d)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

Ally Financial Inc. • Form 10-K

As of January 1, 2015, Ally and Ally Bank became subject to the rules implementing the 2010 Basel III capital framework in the United States (U.S. Basel III), which reflect new and higher capital requirements, capital buffers, and new regulatory capital definitions, deductions and adjustments. Certain aspects of U.S. Basel III, including the new capital buffers and regulatory capital deductions, will be phased in over several years. To assess our capital adequacy against the full impact of U.S. Basel III, we also present "fully phased-in" information that reflects regulatory capital rules that will take effect as of January 1, 2019. Refer to Note 21 to the Consolidated Financial Statements for further information. The following table presents selected regulatory capital data.

	Under Basel III (a)		Under Basel I (b)
	Transitional	Fully Phased-in	December 31,
($ in millions)	December 31, 2015		2014	2013	2012	2011
Common Equity Tier 1 capital ratio (c)	9.21%	8.74%	9.64%	8.84%	6.98%	7.51%
Tier 1 capital ratio	11.10%	11.06%	12.55%	11.79%	13.13%	13.65%
Total capital ratio	12.52%	12.47%	13.24%	12.76%	14.07%	14.69%
Tier 1 leverage (to adjusted quarterly average assets) (d)	9.73%	9.73%	10.94%	10.23%	11.16%	11.45%
Total equity	$13,439	$13,439	$15,399	$14,208	$19,898	$19,280
Preferred stock	(696)	(696)	(1,255)	(1,255)	(6,940)	(6,940)
Goodwill and certain other intangibles	(27)	(27)	(27)	(27)	(494)	(493)
Deferred tax assets arising from net operating loss and tax credit carryforwards (e)	(392)	(980)	(1,310)	(1,639)	(1,445)	—
Other adjustments	183	183	(219)	79	(270)	(262)
Common Equity Tier 1 capital (non-GAAP) (c)	12,507	11,919	12,588	11,366	10,749	11,585
Preferred stock	696	696	1,255	1,255	6,940	6,940
Trust preferred securities	2,520	2,520	2,546	2,544	2,543	2,542
Deferred tax assets arising from net operating loss and tax credit carryforwards	(588)	—	—	—	—	—
Other adjustments	(58)	(58)	—	—	—	—
Tier 1 capital	15,077	15,077	16,389	15,165	20,232	21,067
Qualifying subordinated debt and other instruments qualifying as Tier 2	932	932	237	271	251	235
Qualifying allowance for credit losses	1,054	1,054	1,054	1,208	1,378	1,505
Other adjustments	(58)	(58)	(386)	(239)	(192)	(143)
Total capital	$17,005	$17,005	$17,294	$16,405	$21,669	$22,664
Risk-weighted assets (f)	$135,844	$136,354	$130,590	$128,575	$154,038	$154,319

(a)	U.S. Basel III became effective for us on January 1, 2015, subject to transitional provisions primarily related to deductions and adjustments impacting Common Equity Tier 1 capital and Tier 1 capital.

(b)	Capital ratios as of and prior to December 31, 2014, are presented under the U.S. Basel I capital framework.

(c)
Common Equity Tier 1 Capital generally consists of common stock (plus any related surplus and net of any treasury stock), retained earnings, accumulated other comprehensive income, and minority interests in the common equity of consolidated subsidiaries, together subject to certain adjustments and deductions. At December 31, 2015, the capital ratio presented reflects the Tier 1 common equity ratio, the closest analogue under U.S. Basel I to the Common Equity Tier 1 capital ratio introduced by U.S. Basel III. We consider various measures when evaluating capital utilization and adequacy, including the Common Equity Tier 1 Capital ratio. Because GAAP does not include capital ratio measures, we believe there are no comparable GAAP financial measures to these ratios. Common Equity Tier 1 Capital is not formally defined by GAAP and, therefore, is considered to be a non-GAAP financial measure. We believe the Common Equity Tier 1 Capital measure is important because we believe investors, analysts, and banking regulators may assess our capital adequacy using this ratio. Additionally, presentation of this measure allows readers to compare certain aspects of our capital adequacy on the same basis to other companies in the industry.

(d)
Tier 1 leverage equals Tier 1 capital divided by adjusted quarterly average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, and disallowed deferred tax assets).

(e)	Contains disallowed deferred tax assets under Basel I and Basel III as applicable.

(f)	Risk-weighted assets are defined by regulation and are determined by allocating assets and specified off-balance sheet financial instruments into various risk categories.

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
Overview
Ally Financial Inc. is a leading, independent, diversified financial services firm. Founded in 1919, we are a leading financial services company with over 95 years of experience providing a broad array of financial products and services, primarily to automotive dealers and their retail customers. We operate as a financial holding company (FHC) and a bank holding company (BHC). Our banking subsidiary, Ally Bank, is an indirect, wholly-owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (internet, telephone, mobile, and mail) banking market.
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
Change in Allocation of Costs to Reportable Segments
During the fourth quarter of 2015, we began to allocate additional overhead expenses related to centralized support functions to our Automotive Finance, Insurance, and Mortgage operations as a result of a change in management's view of our operations. These expenses were previously included within our Corporate and Other activities. Amounts for 2014 and 2013 have been reclassified to conform to the current management view.
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
Our Dealer Financial Services operations offer a wide range of financial services and insurance products to over 17,500 automotive dealerships and approximately 4.5 million of their customers. We have deep dealer relationships that have been built throughout our history of over 95 years, and we are leveraging competitive strengths to expand our dealer footprint. Our dealer-focused business model encourages dealers to use our broad range of products through incentive programs like our Ally Dealer Rewards program, which rewards individual dealers based on the depth and breadth of our relationship. Our automotive finance services include providing retail installment sales contracts, loans, and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, fleet financing, and vehicle remarketing services. We also offer retail vehicle service contracts (VSCs) and commercial insurance primarily covering dealers' wholesale vehicle inventories. We are a leading provider of VSCs, guaranteed asset protection (GAP), and maintenance coverage.
Automotive Finance
Our Automotive Finance operations provide U.S.-based automotive financing services to consumers and automotive dealers. For consumers, we provide retail financing and leasing for new and used vehicles, including recreational vehicles (RVs). In addition, our Commercial Services Group (CSG) provides automotive financing for small businesses. Through our commercial automotive financing operations, we fund dealer purchases of new and used vehicles through wholesale or floorplan financing. At December 31, 2015, our Automotive Finance operations had $115.6 billion of assets and generated $3.7 billion of total net revenue in 2015. We manage commercial account servicing for approximately 4,200 dealers that utilize our floorplan inventory lending or other commercial loans. We provide

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

consumer asset servicing for an $84.8 billion portfolio at December 31, 2015. The extensive infrastructure and experience of our servicing operations are important to our ability to minimize our loan losses and enable us to deliver favorable customer experience to both our dealers and their retail customers.
Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers who originate loans and leases to their retail customers who are acquiring new and used vehicles. Ally and other automotive finance providers purchase these loans and leases from automotive dealers. As the marketplace evolves, our growth strategy continues to focus on diversifying the franchise by expanding into different products as well as continuing to strengthen our network of relationships outside of General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler). During 2015, we established financing relationships with Mitsubishi Motors North America (MMNA), Aston Martin The Americas, McLaren Automotive North America, and Beepi.
We were previously party to separate agreements with both GM and Chrysler that provided for certain exclusivity privileges related to subvention programs that they offered. Our agreement with Chrysler expired in April 2013. In addition, our agreement with GM expired effective February 28, 2014. These agreements provided Ally with certain preferred provider benefits, including limiting the use of other financing providers by GM and Chrysler for their incentive programs. During 2015, GM determined to provide subvention programs exclusively through a wholly-owned subsidiary.
During 2015, originations in the Growth (non-GM/Chrysler) channel have increased 53% from 2014. Over the past several years, we have continued to focus on the used vehicle segment primarily through franchised dealers, which has resulted in used vehicle financing volume growth. During 2015, our used consumer automotive financing originations increased 27% compared to 2014. The highly fragmented used vehicle financing market, with a total financing opportunity represented by over 250 million vehicles in operation, provides an attractive opportunity that we believe will further expand and support our dealer relationships and increase our volume of retail loan originations. We currently provide financing for approximately 4.5 million vehicles in operation. In addition, at December 31, 2015, our CSG and RV channels had $6.2 billion and $1.5 billion, respectively, of retail loans outstanding.
Automotive dealers desire a full range of financial products, including new and used vehicle inventory financing, inventory insurance, term loans including real estate and working capital loans, and vehicle remarketing services to conduct their respective businesses as well as VSCs and GAP products to offer their customers. We have consistently provided this full suite of products to dealers.
For consumers, we provide retail automotive financing for new and used vehicles and leasing for new vehicles. Retail financing for the purchase of vehicles takes the form of installment sales financing. During 2015, we originated a total of approximately 1.5 million automotive loans and leases totaling approximately $41.0 billion. During 2015, we experienced growth in our consumer retail automotive loan portfolio which offset a significant reduction in lease originations. As a result of this shift, provision expense has increased as leases are not included in the allowance for loan losses, while our residual risk has decreased.
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
We continue to diversify our business mix by prudently expanding our product offering across a broad risk spectrum, subject to established internal guardrails and underwriting policies that reflect our risk appetite and applicable regulatory approvals. Our current operating results continue to increasingly reflect our ongoing strategy. The Growth channel has provided volume at lower credit tiers, which to date has provided higher-yielding loans while maintaining credit performance that is aligned with expectations for the portfolio. We seek to be a meaningful lender to a wide spectrum of borrowers and continue to carefully measure risk versus return. We place great emphasis on our risk management policies and practices as well as our risk-based pricing. Additionally, we continue to increase the proportion of our Growth channel business, as we focus on the used vehicle market, as well as maintaining and growing our dealer-customer base through our full suite of products, our dealer relationships, the scale of our platform, and our dealer-based incentive programs.
Our commercial automotive financing operations primarily fund dealer inventory purchases of new and used vehicles, commonly referred to as wholesale or floorplan financing. This represents the largest portion of our commercial automotive financing business. Wholesale floorplan loans are secured by vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral (e.g., personal guarantees from dealership owners) is often obtained to further manage credit risk. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles. Interest on wholesale automotive financing is generally payable monthly and is indexed to a floating rate benchmark. The rate for a particular dealer is based on, among other considerations, competitive factors and the dealer's creditworthiness. During 2015, we financed an average of $30.5 billion of dealer vehicle inventory through wholesale or floorplan financings. We also provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. In 2015, we and others including dealers, fleet rental companies, and financial institutions, utilized SmartAuction to sell approximately 357,000 vehicles to dealers and other commercial customers. SmartAuction served as the remarketing channel for 49% of Ally's off-lease vehicles.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Insurance
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide VSCs, maintenance coverage, and GAP products. We also underwrite selected commercial insurance coverages, which primarily insure dealers' wholesale vehicle inventory. Our Insurance operations had $7.1 billion of assets at December 31, 2015, and generated $1.1 billion of total net revenue in 2015.
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
As part of our continued efforts to diversify, our Insurance operations launched its new flagship vehicle service contract offering, Ally Premier Protection, nationwide for new and used vehicles of virtually all makes and models in June 2015. Ally Premier Protection is replacing the General Motors Protection Plan nameplate which will be discontinued in November 2016.
Wholesale vehicle inventory insurance for dealers provides physical damage protection for dealers' floorplan vehicles. Among dealers to whom we provide wholesale financing, our wholesale insurance product penetration rate is approximately 82%. Dealers who receive wholesale financing from Ally are eligible for wholesale insurance incentives, such as automatic eligibility in our preferred insurance programs and increased financial benefits.
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
Mortgage
Our Mortgage operations are limited to the management of our held-for-investment mortgage loan portfolio and includes the execution of bulk purchases of high-quality jumbo and low-to-moderate income (LMI) mortgage loans originated by third parties. We expect this activity to continue in 2016 in support of our treasury asset liability management (ALM) activities and diversification. We also plan to introduce limited direct mortgage originations in late 2016. Our Mortgage operations had $9.8 billion of assets at December 31, 2015, and generated $159 million of total net revenue in 2015.
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
Corporate and Other
Corporate and Other primarily consists of Corporate Finance, centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury ALM activities. Corporate and Other also includes certain equity investments and reclassifications and eliminations between the reportable operating segments. Corporate Finance is a middle market lender that provides senior secured leveraged cash flow and asset based loans primarily to U.S.-based companies.
The net financing revenue of our Automotive Finance and Mortgage operations includes the results of an FTP process that insulates these operations from interest rate volatility by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. The FTP process assigns charge rates to the assets and credit rates to the liabilities within our Automotive Finance and Mortgage operations, respectively, based on anticipated maturity and a benchmark rate curve plus an assumed credit spread. The assumed credit spread represents the cost of funds for each asset class based on a blend of funding channels available to the enterprise, including unsecured and secured capital markets, private funding facilities, and deposits. In addition, a risk-based methodology, which incorporates each operations credit, market, and operational risk components, is used to allocate equity to these operations.
Ally Bank
Ally Bank, our direct banking platform, is focused on the continued prudent expansion of assets and further growing a stable deposit base through growing and deepening relationships with its 1.1 million primary customers driven by its compelling brand and strong value proposition. Ally Bank raises deposits directly from customers through direct banking via the internet, telephone, mobile, and mail channels. Ally Bank has established a strong and growing retail banking franchise that is based on a promise of being straightforward, easy to use, and offering high-quality customer service. Ally Bank's products and services are designed to develop long-term customer relationships and

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

capitalize on the shift in consumer preference for direct banking. At December 31, 2015, approximately 70% of Ally's total assets were funded at Ally Bank. Segment results include cost of funds associated with product offerings. For products originated at Ally Bank, the cost of funds is more beneficial than products originated at other entities as Ally Bank is a deposit gathering organization which helps fund assets at a lower cost. Noninterest costs associated with deposit gathering activities were $256 million during the year ended December 31, 2015, and are also allocated to each segment based on their relative balance sheet.
Ally Bank offers a full spectrum of deposit product offerings, such as checking, savings, and certificates of deposit (CDs), including several raise-your-rate CD terms, IRA deposit products, Popmoney person-to-person transfer service, eCheck remote deposit capture, and mobile banking. In addition, brokered deposits are obtained through third-party intermediaries. At December 31, 2015, Ally Bank had $66.2 billion of deposits, including $55.4 billion of retail deposits. The continued growth of our retail base, combined with favorable capital market conditions and a lower interest rate environment, have contributed to a reduction in our consolidated cost of funds. The growth in deposits is primarily attributable to our retail deposits while our brokered deposits have remained at historical levels. Strong retention rates, reflecting the strength of the franchise, have materially contributed to our growth in retail deposits.
We believe Ally Bank remains well-positioned to continue to benefit from the consumer driven-shift from branch banking to direct banking. According to a 2015 American Bankers Association survey, the percentage of customers who prefer to do their banking via direct channels (internet, mail, phone, and mobile) increased from 21% to 56% since 2007, while those who prefer branch banking declined from 39% to 17% over the same period. Ally Bank has received a positive response to innovative savings and other deposit products, including receiving MONEY® Magazine's "Best Online Bank" designation five consecutive years. Ally Bank's products include savings and money market accounts, CDs, interest-bearing checking accounts, individual retirement accounts, and accounts for trust. Ally Bank's competitive direct banking features include online and mobile banking, electronic bill pay, remote deposit, electronic funds transfer nationwide, and no minimum balance requirements.
In the future, we intend to continue to grow and invest in the Ally Bank direct banking franchise and to further capitalize on the shift in consumer preference for direct banking with expanded digital capabilities and customer centric products. We are focused on growing, deepening, and further leveraging the customer relationships and brand loyalty that exist with Ally Bank and its customers as a catalyst for future loan and deposit growth, as well as revenue opportunities. To that end, we recently announced our upcoming credit card product offering which will be available to customers in 2016. This offering will generate fee revenue for Ally with no credit risk exposure due to the structure of the cobrand relationship.
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
Maximizing bank funding continues to be the cornerstone of our long-term liquidity strategy. We have made significant progress in growing the assets and retail deposit base of Ally Bank since becoming a BHC. Retail deposits provide a low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings than other funding sources. At December 31, 2015, deposit liabilities totaled $66.5 billion, which constituted 47% of our total liability-based funding. This compares to just 29% at December 31, 2010.
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance Ally Bank's automotive loan portfolios. During 2015, Ally Bank issued $3.9 billion in secured funding backed by dealer floorplan and retail automotive loans and lease notes of Ally Bank. Secured funding transactions continue to be an attractive source of funding due to continued structural efficiencies in securitizations and a liquid market. Additionally, for retail loans and leases, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying assets. Once a pool of retail automotive loans is selected and placed into a securitization, the underlying assets and corresponding debt amortize simultaneously resulting in committed and matched funding for the life of the asset. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining committed secured facilities.
As we have shifted our focus to migrating assets to Ally Bank and growing our bank funding capabilities, our reliance on parent company liquidity has consequently been reduced. Funding sources at the parent company generally consist of longer-term unsecured debt, asset-backed securitizations, and private committed credit facilities. In 2015, we issued $5.4 billion of unsecured debt through several issuances and raised $4.4 billion through public securitization transactions comprised of retail automotive loan collateral and the sale of retained secured notes. At December 31, 2015, we had $1.9 billion and $4.4 billion of principal amount of unsecured long-term debt outstanding with maturities in 2016 and 2017, respectively. To fund these maturities, we expect to use a combination of existing liquidity and new issuances on an opportunistic basis.
The strategies outlined above have allowed us to build and maintain a conservative liquidity position. Total available liquidity at December 31, 2015, for the parent company and Ally Bank was $6.2 billion and $8.7 billion, respectively. Parent company liquidity is defined

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. Absolute levels of liquidity decreased during 2015 as a result of liability and preferred equity management transactions. At the same time, these strategies resulted in a consolidated cost of funds improvement.
Credit Strategy
Within our Automotive Finance operations, we are a full spectrum automotive finance lender with the vast majority of our loan originations underwritten within the prime-lending markets. During 2015, we continued the execution of our underwriting strategy to expand our originations across a broad risk spectrum, including used, nonprime, extended term, Growth, and nonsubvented finance receivables and loans. Our Mortgage operations are limited to the management of our held-for-investment mortgage loan portfolio and include the execution of bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties. We expect this activity to continue in 2016 in support of our treasury ALM activities and diversification. In late 2016, we plan to introduce limited direct mortgage originations.
During the year ended December 31, 2015, the credit performance of our portfolios remained strong overall as our asset quality trends within our automotive and mortgage portfolios were relatively stable and reflect our ongoing diversification strategy. Nonperforming loans and charge-offs of our consumer automotive assets increased due to portfolio growth and the change in our portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum. Total nonperforming commercial loans decreased and no net charge-offs were realized. Nonperforming loans and charge-offs of our consumer mortgage assets decreased primarily due to the continued runoff and seasoning of our legacy mortgage portfolio despite portfolio growth due to our bulk purchases of high-quality jumbo mortgage loans originated by third parties. Our provision for loan losses increased to $707 million in 2015 from $457 million in 2014. The increase was primarily due to growth in our consumer retail automotive loan portfolio, as our automotive originations have shifted to an increase in loans offsetting a significant reduction in leases which are not included in the allowance, and the continued execution of our underwriting strategy to originate automotive loans across a broad risk spectrum. Credit performance has been in line with expectations for the portfolio. Also contributing to the increase in the provision was growth in our consumer mortgage loan portfolio, as a result of bulk mortgage purchases during 2015, as well as lower reserve releases on mortgage assets, compared to 2014. The increase was partially offset by the continued strong performance of our commercial loan portfolio.
We continue to see signs of economic stabilization as the labor market recovered further during the year, with nonfarm payrolls increasing and the annual unemployment rate falling. Our credit portfolio will continue to be impacted by the overall economy, used vehicle and housing price levels, unemployment levels, and their impact to our borrowers.
U.S. Department of Treasury Investments
During 2008, and continuing into 2009, the credit, capital, and mortgage markets became increasingly disrupted. This disruption led to severe reductions in liquidity and adversely affected our capital position. As a result, Ally sought approval to become a BHC to obtain access to capital at a lower cost to remain competitive in our markets. The U.S. Department of Treasury (Treasury) made an initial preferred stock investment in Ally on December 29, 2008, pursuant to the Troubled Asset Relief Program (TARP), and made additional investments pursuant to TARP thereafter, including investments in additional preferred stock, common stock, and trust preferred securities. On November 20, 2013, Ally completed the repurchase of all remaining outstanding shares of its Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2, which was all of the remaining preferred stock held by Treasury, and elimination of the share adjustment right. In April 2014, we completed our IPO pursuant to which Treasury sold approximately 102 million shares of Ally common stock, after which Treasury continued to hold approximately 11.4% of Ally common stock. In December 2014, Treasury sold all of its remaining shares of Ally common stock, resulting in our exit from TARP.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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

Year ended December 31, ($ in millions)	2015	2014	2013	Favorable/ (unfavorable) 2015-2014 % change	Favorable/ (unfavorable) 2014-2013 % change
Total net revenue (loss)
Dealer Financial Services
Automotive Finance operations	$3,664	$3,585	$3,427	2	5
Insurance operations	1,090	1,185	1,253	(8)	(5)
Mortgage operations	159	60	76	165	(21)
Corporate and Other	(52)	(179)	(493)	71	64
Total	$4,861	$4,651	$4,263	5	9
Income (loss) from continuing operations before income tax expense (benefit)
Dealer Financial Services
Automotive Finance operations	$1,335	$1,429	$1,178	(7)	21
Insurance operations	211	197	254	7	(22)
Mortgage operations	90	59	(261)	53	123
Corporate and Other	(243)	(439)	(814)	45	46
Total	$1,393	$1,246	$357	12	n/m
n/m = not meaningful

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by line of business.

Year ended December 31, ($ in millions)	2015	2014	2013	Favorable/ (unfavorable) 2015-2014 % change	Favorable/ (unfavorable) 2014-2013 % change
Net financing revenue
Total financing revenue and other interest income	$8,397	$8,391	$8,093	—	4
Total interest expense	2,429	2,783	3,319	13	16
Depreciation expense on operating lease assets	2,249	2,233	1,995	(1)	(12)
Net financing revenue	3,719	3,375	2,779	10	21
Other revenue
Servicing fees	45	31	(87)	45	136
Insurance premiums and service revenue earned	940	979	1,012	(4)	(3)
Gain on mortgage and automotive loans, net	45	7	55	n/m	(87)
Loss on extinguishment of debt	(357)	(202)	(59)	(77)	n/m
Other gain on investments, net	155	181	180	(14)	1
Other income, net of losses	314	280	383	12	(27)
Total other revenue	1,142	1,276	1,484	(11)	(14)
Total net revenue	4,861	4,651	4,263	5	9
Provision for loan losses	707	457	501	(55)	9
Noninterest expense
Compensation and benefits expense	963	947	1,019	(2)	7
Insurance losses and loss adjustment expenses	293	410	405	29	(1)
Other operating expenses	1,505	1,591	1,981	5	20
Total noninterest expense	2,761	2,948	3,405	6	13
Income from continuing operations before income tax expense (benefit)	1,393	1,246	357	12	n/m
Income tax expense (benefit) from continuing operations	496	321	(59)	(55)	n/m
Net income from continuing operations	$897	$925	$416	(3)	122
n/m = not meaningful
2015 Compared to 2014
We earned net income from continuing operations of $897 million for the year ended December 31, 2015, compared to $925 million for the year ended December 31, 2014. The decline is attributable to increases in the provision for loan losses, income tax expense from continuing operations, and loss on extinguishment of debt. These unfavorable impacts were partially offset by lower funding costs and a decline in insurance losses and loss adjustment expenses.
Total interest expense decreased 13% for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to lower funding costs as a result of continued deposit growth, the maturity and repayment of higher-cost legacy debt, and a decrease in original issue discount (OID) amortization expense.
Net gain on mortgage and automotive loans increased $38 million, primarily due to the sale of troubled debt restructuring (TDR) loans at our Mortgage operations during year ended December 31, 2015.
We incurred a loss on extinguishment of debt of $357 million for the year ended December 31, 2015, compared to $202 million for the year ended December 31, 2014. The increase was due primarily to the execution of tender offers for legacy, high-cost debt during the first half of 2015.
Other gain on investments, net, was $155 million for the year ended December 31, 2015, compared to $181 million for the year ended December 31, 2014. The decrease was primarily driven by unfavorable market conditions, resulting in decreased gains on the sales of investments.
Other income, net of losses, increased 12% for the year ended December 31, 2015, compared to 2014. The increase was primarily due to an increase in income from certain equity method investments.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The provision for loan losses was $707 million for the year ended December 31, 2015, compared to $457 million in 2014. The increase in provision for loan losses is the result of the growth in our consumer retail automotive loan portfolio, as our automotive originations have shifted to an increase in loans offsetting a significant reduction in leases which are not included in the allowance, and the continued execution of our underwriting strategy to originate automotive loans across a broad risk spectrum. Credit performance has been in line with expectations for the portfolio. Also contributing to the increase in the provision was growth in our consumer mortgage loan portfolio, as a result of bulk mortgage purchases during 2015, as well as lower reserve releases on mortgage assets, compared to 2014. The increase was partially offset by the continued strong performance of our commercial loan portfolio.
Total noninterest expense decreased 6% for the year ended December 31, 2015, compared to 2014. The decrease was primarily due to both lower wholesale weather-related losses and lower loss experience of VSC products at our Insurance operations, as well as various continued expense reduction actions across various lines of business.
We recognized consolidated income tax expense from continuing operations of $496 million for the year ended December 31, 2015, compared to $321 million in 2014. The increase in income tax expense for the year ended December 31, 2015, was primarily driven by tax expense attributable to higher pretax earnings for the year, a nonrecurring tax benefit in 2014 related to the reduction in the liability for unrecognized tax benefits as a result of the completion of the U.S. federal audit related to our 2009 through 2011 tax years, and a nonrecurring tax benefit in 2014 for the reinstatement of the active financing exception included in the Tax Increase Prevention Act of 2014.
2014 Compared to 2013
We earned net income from continuing operations of $925 million for the year ended December 31, 2014, compared to $416 million for the year ended December 31, 2013. Net income from continuing operations for the year ended December 31, 2014, was favorably impacted by an increase in operating lease revenue for our Automotive Finance operations resulting from increases in lease remarketing gains, lower funding costs resulting from the maturity and repayment of higher-cost debt, and lower OID amortization expense related to bond maturities and normal monthly amortization. Additional favorability was due to our Mortgage operations, as results in 2013 were unfavorably impacted by the valuation of our MSRs portfolio, which was sold during the second quarter of 2013. These items were partially offset by higher income tax expense primarily attributable to higher pretax earnings, and higher depreciation expense related to higher lease asset balances as a result of strong lease origination volume.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Total noninterest expense decreased 13% for the year ended December 31, 2014, compared to 2013. The decrease was primarily due to the overall streamlining of the company and increased operating efficiencies. Compensation and benefits expense decreased 7% due in part to headcount reductions in centralized support functions. Further, expenses have benefited from strategic actions, including our exit of all nonstrategic mortgage-related activities that resulted in lower broker fees from consumer mortgage-lending production associated with government-sponsored refinancing programs, and lower representation and warranty expense due to decreased repurchase risk associated with the sale of our agency MSRs portfolio. Further contributing to the decrease were the nonrecurrence of a $98 million charge in the fourth quarter of 2013 relating to the execution of Consent Orders issued by the Consumer Financial Protection Bureau (CFPB) and the U.S. Department of Justice (DOJ) pertaining to the allegation of disparate impact in the automotive finance business, as well as a reduction of expenses related to our arrangement with GM that provided for certain exclusivity privileges related to subvention programs that they offered, which expired in February 2014. Refer to Note 30 to the Consolidated Financial Statements for additional details on these matters.
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

Year ended December 31, ($ in millions)	2015	2014	2013	Favorable/ (unfavorable) 2015-2014 % change	Favorable/ (unfavorable) 2014-2013 % change
Net financing revenue
Consumer	$3,230	$3,046	$3,004	6	1
Commercial	939	1,024	1,061	(8)	(3)
Loans held-for-sale	34	—	—	n/m	—
Operating leases	3,398	3,558	3,209	(4)	11
Other interest income	8	10	22	(20)	(55)
Total financing revenue and other interest income	7,609	7,638	7,296	—	5
Interest expense	1,931	2,084	2,142	7	3
Depreciation expense on operating lease assets	2,249	2,233	1,995	(1)	(12)
Net financing revenue	3,429	3,321	3,159	3	5
Other revenue
Servicing fees	45	31	58	45	(47)
(Loss) gain on automotive loans, net	(23)	10	—	n/m	n/m
Other income	213	223	210	(4)	6
Total other revenue	235	264	268	(11)	(1)
Total net revenue	3,664	3,585	3,427	2	5
Provision for loan losses	696	542	494	(28)	(10)
Noninterest expense
Compensation and benefits expense	489	454	450	(8)	(1)
Other operating expenses	1,144	1,160	1,305	1	11
Total noninterest expense	1,633	1,614	1,755	(1)	8
Income from continuing operations before income tax expense	$1,335	$1,429	$1,178	(7)	21
Total assets	$115,636	$113,188	$109,312	2	4
n/m = not meaningful
Components of net operating lease revenue, included in amounts above, were as follows.

Year ended December 31, ($ in millions)	2015	2014	2013	Favorable/ (unfavorable) 2015-2014 % change	Favorable/ (unfavorable) 2014-2013 % change
Net operating lease revenue
Operating lease revenue	$3,398	$3,558	$3,209	(4)	11
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains)	2,600	2,666	2,327	2	(15)
Remarketing gains	(351)	(433)	(332)	(19)	30
Total depreciation expense on operating lease assets	2,249	2,233	1,995	(1)	(12)
Total net operating lease revenue	$1,149	$1,325	$1,214	(13)	9

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

2015 Compared to 2014
Our Automotive Finance operations earned income from continuing operations before income tax expense of $1.3 billion for the year ended December 31, 2015, compared to $1.4 billion for the year ended December 31, 2014. Results for the year ended December 31, 2015, were unfavorably impacted by lower net operating lease revenue primarily due to a decrease in lease origination volume resulting from GM's decision to provide subvention programs for their products exclusively through a wholly-owned subsidiary, an increase in provision for loan losses primarily due to continued growth in the consumer portfolio, and a decrease in commercial financing revenue resulting from a continued competitive wholesale marketplace. The unfavorable impacts in our Automotive Finance operations were partially offset by an increase in consumer financing revenue resulting from continued loan origination growth and a decrease in interest expense resulting from continued lower funding costs.
Consumer financing revenue (combined with interest income on consumer loans held-for-sale) increased $218 million for the year ended December 31, 2015, compared to 2014, primarily due to continued loan origination growth across the retail channels. Chrysler and Growth consumer originations increased 41% and 53%, respectively, for the year ended December 31, 2015, compared to 2014. GM new standard rate consumer origination volume increased 34% for the year ended December 31, 2015, compared to 2014.
Commercial financing revenue decreased $85 million for the year ended December 31, 2015, compared to 2014, primarily due to lower yields as a result of a continued competitive wholesale marketplace.
Total net operating lease revenue decreased 13% for the year ended December 31, 2015, compared to 2014. The decrease was primarily due to a decrease in lease origination volume resulting from GM’s decision to provide subvention programs for their products exclusively through a wholly-owned subsidiary. Results for the year ended December 31, 2015, were also unfavorably impacted by lower lease termination volume and a decrease in remarketing gains due to lower gains on a per-unit basis. We recognized remarketing gains of $351 million for the year ended December 31, 2015, compared to $433 million in 2014. For further details on our lease business, refer to the section titled Lease Residual Risk Management within this MD&A.
Interest expense decreased $153 million for the year ended December 31, 2015, respectively, compared to 2014, primarily due to continued lower funding costs as a result of an increase in deposits and company-wide liability management actions that have included the repayment of higher-cost debt.
The provision for loan losses increased $154 million for the year ended December 31, 2015, compared to in 2014. The increase is primarily the result of the growth in our consumer retail automotive loan portfolio, as our automotive originations have shifted to an increase in loans offsetting a significant reduction in leases which are not included in the allowance for loan losses, and the continued execution of our underwriting strategy to originate automotive loans across a broad risk spectrum, with credit performance in line with expectations for the portfolio. The increase for the year ended December 31, 2015, was partially offset by the continued strong performance of our commercial loan portfolio.
2014 Compared to 2013
Our Automotive Finance operations earned income from continuing operations before income tax expense of $1.4 billion for the year ended December 31, 2014, compared to $1.2 billion for the year ended December 31, 2013. Results for the year ended December 31, 2014, were favorably impacted primarily by higher operating lease revenue driven by increases in lease remarketing gains due to increases in termination volumes. Lease terminations totaled 296,393 for the year ended December 31, 2014, compared to 148,587 for the year ended December 31, 2013, reflecting an increase of 99%. The favorability was partially offset by higher depreciation expense on the operating lease portfolio and higher provision for loan losses resulting from consumer portfolio growth.
Consumer financing revenue increased $42 million for the year ended December 31, 2014, compared to 2013, primarily due to continued origination growth. GM and Growth consumer originations increased 7% and 45%, respectively, for the year ended December 31, 2014, compared to 2013. This increase was partially offset by lower yields as a result of higher-quality asset originations and increased competition.
Commercial financing revenue decreased $37 million for the year ended December 31, 2014, compared to 2013, primarily due to lower yields as a result of increased competition in the wholesale marketplace.
Net operating lease revenue increased 9% for the year ended December 31, 2014, compared to 2013. The increase was primarily due to higher lease asset balances resulting from strong origination volume and higher lease remarketing gains due to increased termination volumes. We recognized remarketing gains of $433 million for the year ended December 31, 2014, compared to $332 million in 2013. The increases in revenue and lease remarketing gains were partially offset by an increase in depreciation expense due to higher lease asset balances resulting from strong lease origination volume. For further details on our lease business, refer to the section titled Lease Residual Risk Management within this MD&A.
Servicing fee income decreased 47% for the year ended December 31, 2014, compared to 2013, due to lower levels of off-balance sheet retail serviced assets.
Other income increased $13 million for the year ended December 31, 2014, compared to 2013, primarily due to higher remarketing fee income driven by an increase in lease terminations.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The provision for loan losses was $542 million for the year ended December 31, 2014, compared to $494 million in 2013. The increase was primarily due to the continued execution of our underwriting strategy to originate consumer assets across a broad risk spectrum and growth in our consumer loan automotive portfolio.
Total noninterest expense decreased 8% for the year ended December 31, 2014, compared to 2013. The decrease was primarily due to the nonrecurrence of a $98 million charge in the fourth quarter of 2013 relating to the execution of Consent Orders issued by the CFPB and the DOJ pertaining to the allegation of disparate impact in the automotive finance business. Also contributing to the overall decrease was a reduction of expenses related to our arrangement with GM that provided for certain exclusivity privileges related to subvention programs that they offered, which expired in February 2014. Refer to Note 30 to the Consolidated Financial Statements for additional details on these matters.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Automotive Finance Operations
Our Automotive Finance operations provide automotive financing services to consumers and automotive dealers. For consumers, we provide retail financing and leasing for new and used vehicles, and through our commercial automotive financing operations, we fund dealer purchases of new and used vehicles through wholesale or floorplan financing and provide dealer term loans and automotive fleet financing.
Acquisition and Underwriting
Our underwriting process is focused on multidimensional risk factors and data driven risk-adjusted probabilities that are continuously monitored and updated. Each application is placed into an analytical category based on specific aspects of the applicant’s credit profile. We then evaluate the application by applying a proprietary credit scoring algorithm tailored to its applicable category. Inputs into this algorithm include, but are not limited to, FICO® Score, proprietary scores, and deal structure variables such as loan-to-value, new or used vehicle collateral, and term of financing. The output of the algorithm is used to sort applications into various credit tiers (S, A, B, C, D, and E). Credit tiers are used primarily to communicate to the dealer, that submitted the application, our indication of credit quality and pricing. This process is built on long established credit risk fundamentals to determine both the borrower’s ability and willingness to repay the loan. While advances in excess of 100% of the vehicle collateral value at loan origination, not withstanding cash down and/or vehicle trade in value, are typical in the industry (primarily due to additional costs such as mechanical warranty contracts, taxes, license, and title fees), our pricing, risk, and underwriting processes are rooted in statistical analysis to contemplate this risk.
In addition to our empirical approach of assessing risk, a large majority of our applications are manually evaluated by an experienced team of dedicated underwriters prior to the decision being communicated. We have developed an automated process to expedite the review of applications with various combinations of credit factors that we have observed over time to substantially outperform or underperform in terms of net credit losses. As a result, there are many clusters of credit factors that will lead to an automated decision, rather than a small set of benchmark characteristics. Automated approvals are primarily limited to the highest quality credit tiers. However, even in the highest quality credit tier, a large portion of approved applications are manually approved by an underwriter. For higher risk transactions, underwriters often verify details of the application such as borrower income and employment through documentation provided by the borrower or alternative data sources from third parties.
Credit underwriters have a limited ability to approve exceptions to the guidelines contained in our underwriting criteria. Exceptions to our credit policies must be approved by credit underwriters with appropriate credit authority. Approved applicants that do not comply with our credit guidelines must have strong compensating factors that indicate a high willingness and ability of the applicant to repay the loan. For example, underwriting exceptions may include allowing a longer term or a greater ratio of payment-to-income, debt-to-income, or loan-to-value. We monitor exceptions to our underwriting criteria with the goal of limiting exceptions to a small portion of approved applications and rarely permit more than a single exception for any contract.
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
With respect to consumer leasing, we purchase leases (and the associated vehicles) from dealerships. The purchase price of consumer leases is based on the negotiated price for the vehicle less any vehicle trade-in and any down payment from the consumer. Under the lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value or down payment) exceeds the contract residual value (including residual support) of the vehicle at lease termination, plus lease charges. The consumer is also generally responsible for charges related to past due payments, excess mileage, excessive wear and tear, and certain disposal fees where applicable. At contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third party, independent data for reasonableness.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Consumer leases are operating leases; therefore, credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease credit losses are primarily limited to past due payments and assessed fees. Since some of these fees are not assessed until the vehicle is returned, these losses on the lease portfolio are correlated with lease termination volume. Operating lease accounts past due over 30 days represented 1.00% and 0.75% of the portfolio at December 31, 2015, and 2014, respectively.
With respect to all financed vehicles, whether subject to a retail contract or a lease contract, we require that property damage insurance be obtained by the consumer. In addition, for lease contracts, we require that bodily injury, collision, and comprehensive insurance be obtained by the consumer.
Total consumer financing revenue of our Automotive Finance operations was $3.2 billion, $3.0 billion, and $3.0 billion for the years ended December 31, 2015, 2014, and 2013, respectively. Net operating lease revenue of our Automotive Finance operations was $1.1 billion, $1.3 billion, and $1.2 billion for the years ended December 31, 2015, 2014, and 2013, respectively.
The following tables present retail originations by credit tier, average buy rate and NAALR.

Year ended December 31, 2015
Credit Tier (a)	Volume ($ in billions)	% Share of Volume	Average Buy Rate (b)	NAALR (c)	Average FICO®
S	$12.7	35	3.24%	(0.14)%	753
A	13.8	38	5.26%	(0.77)%	670
B	7.2	20	8.69%	(2.07)%	636
C	2.4	6	12.27%	(3.45)%	600
D	0.2	1	17.65%	(4.91)%	571
Total	$36.3	100	5.81%	(1.11)%	687

(a)
Represents Ally's internal credit score, incorporating numerous borrower and structure attributes including: FICO® score; severity and aging of delinquency; number of credit inquiries; loan-to-value ratio; and payment-to-income ratio.

(b)	Simple weighted average rate at which Ally purchases a retail loan contract from a dealer.

(c)	Projected Net Average Annualized Loss Rate.

Year ended December 31, 2014
Credit Tier	Volume ($ in billions)	% Share of Volume	Average Buy Rate	NAALR	Average FICO®
S	$9.7	33	2.66%	(0.11)%	777
A	11.0	37	4.57%	(0.68)%	688
B	6.1	21	8.04%	(1.78)%	647
C	2.4	8	11.88%	(2.61)%	611
D	0.4	1	16.30%	(3.81)%	575
Total	$29.6	100	5.46%	(1.00)%	700

Year ended December 31, 2013
Credit Tier	Volume ($ in billions)	% Share of Volume	Average Buy Rate	NAALR	Average FICO®
S	$8.8	33	2.83%	(0.10)%	777
A	8.5	32	4.49%	(0.64)%	694
B	6.4	24	7.67%	(1.60)%	649
C	2.6	10	11.47%	(2.49)%	611
D	0.4	1	16.17%	(3.82)%	574
Total	$26.7	100	5.64%	(1.00)%	699
For the year ended December 31, 2015, as compared to 2014, the increase in NAALR was 11 basis points, while the Average Buy Rate for retail originations increased by 35 basis points.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the total consumer origination dollars and percentage mix by product type.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2015	2014	2013	2015	2014	2013
New retail standard	$19,220	$13,913	$12,059	47	34	32
Used	14,842	11,714	9,874	36	28	26
Lease	4,702	11,332	10,591	11	28	29
New retail subvented	2,244	3,992	4,806	6	10	13
Total consumer automotive financing originations (a)(b)	$41,008	$40,951	$37,330	100	100	100

(a)
Includes CSG originations of $3.8 billion, $3.8 billion, and $3.1 billion for the years ended December 31, 2015, 2014, and 2013, respectively, and RV originations of $514 million, $461 million, and $471 million for the years ended December 31, 2015, 2014, and 2013, respectively.

(b)
On September 16, 2015, we entered into agreements with Mitsubishi Motors Credit of America, Inc. (MMCA) affiliates providing us the beneficial interest in MMCA’s consumer loan and lease portfolio, which included $0.6 billion of retail and lease contracts. These assets have been excluded from the amounts presented.

The following table presents the total consumer origination dollars and percentage mix by channel.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2015	2014	2013	2015	2014	2013
Growth	$12,748	$8,323	$5,737	31	20	15
GM	18,666	25,847	24,213	46	63	65
Chrysler	9,594	6,781	7,380	23	17	20
Total consumer automotive financing originations (a)	$41,008	$40,951	$37,330	100	100	100

(a)	Excludes consumer loans and leases purchased from MMCA of $0.6 billion.
During the year ended December 31, 2015, total consumer originations increased $57 million compared to 2014. The increase was primarily due to higher volume in the Growth and Chrysler channels, as well as strong GM new retail standard volume. Growth and Chrysler volume increased 53% and 41%, respectively, in 2015, compared to 2014 driven by expanded offerings and new dealer relationships. As expected, the increase in volume was partially offset by lower GM new retail subvented and lease volume.
Below we have included origination metrics by loan term and FICO® Score. However, the proprietary way we evaluate risk is based on multiple inputs as described in the Acquisition and Underwriting section above.
The following table presents the percentage of total retail originations by the loan term in months.

Year ended December 31,	2015	2014	2013
0-71	21%	26%	28%
72-75	68	72	70
76+	11	2	2
Total retail originations (a)	100%	100%	100%

(a)	Excludes RV loans.
Substantially all of the loans originated with a term of 76+ months during the years ended December 31, 2015, 2014, and 2013 were considered to be prime. We define prime retail automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the percentage of total consumer originations by FICO® Score.

Year ended December 31,	2015	2014	2013
740 +	26%	35%	36%
739-660	34	34	34
659-620	22	17	17
619-540	12	8	8
< 540	1	1	1
Unscored (a)	5	5	4
Total consumer automotive financing originations	100%	100%	100%

(a)	Unscored are primarily CSG contracts with entities that have no FICO® Score.
As we continue the execution of our disciplined underwriting strategy to originate consumer automotive assets across a broad risk spectrum, retail originations with a term over 76 months represented 11% of total retail originations in 2015, compared to 2% in 2014. In addition, originations with a FICO® Score of less than 620 (considered nonprime) represented 13% of total consumer originations in 2015, compared to 9% in 2014. However, consumer loans and leases with FICO® Scores of less than 540 continued to comprise only 1% of total originations each period. For discussion of our credit risk management practices and performance, refer to the section titled Risk Management within this MD&A.
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
We were previously party to separate agreements with both GM and Chrysler that provided for certain exclusivity privileges related to subvention programs that they offered. Our agreement with Chrysler expired in April 2013. In addition, our agreement with GM expired effective February 28, 2014. These agreements provided Ally with certain preferred provider benefits, including limiting the use of other financing providers by GM and Chrysler for their incentive programs. During 2015, GM determined to provide subvention programs exclusively through a wholly-owned subsidiary.
Servicing
We have historically serviced all retail contracts and leases we originated. On occasion, we have sold a portion of the retail contracts we originated through whole-loan sales and securitizations, but retained the right to service and earn a servicing fee for our servicing functions. Ally Servicing LLC, a wholly-owned subsidiary, performs most servicing activities for retail contracts and consumer automotive leases.
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
Our customers have the option to receive monthly billing statements and remit payment by mail or through electronic fund transfers, or to establish online web-based account administration through the Ally Account Center. Customer payments are processed by regional third-party processing centers that electronically transfer payment information to customers' accounts.
Collections activity includes initiating contact with customers who fail to comply with the terms of the retail contract or lease agreement by sending reminder notices and/or contacting via telephone generally when an account becomes 3 to 15 days past due. The type of collection treatment and level of intensity increases as the account becomes more delinquent. The nature and timing of these activities depend on the repayment risk of the account.
During the collection process, we may offer a payment extension to a customer experiencing temporary financial difficulty. A payment extension enables the customer to delay monthly payments for 30, 60, or 90 days, thereby deferring the maturity date of the contract by the length of extension. Extensions granted to a customer typically do not exceed 90 days in the aggregate during any 12-month period or 180 days in aggregate over the life of the contract. During the deferral period, we continue to accrue and collect finance charges on the contract as part of the deferral agreement. If the customer's financial difficulty is not temporary and management believes the customer could

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

continue to make payments at a lower payment amount, we may offer to rewrite the remaining obligation, extending the term and lowering the monthly payment obligation. In those cases, the principal balance generally remains unchanged while the interest rate charged to the customer generally increases. The use of extensions and rewrites help mitigate financial loss in those cases where management believes the customer will recover from short-term financial difficulty and resume regularly scheduled payments or can fulfill the obligation with lower payments over a longer period. Before offering an extension or rewrite, collection personnel evaluate and take into account the capacity of the customer to meet the revised payment terms. Generally, we do not consider extensions that fall within our policy guidelines to represent more than an insignificant delay in payment and, therefore, they are not considered TDRs. Although the granting of an extension could delay the eventual charge-off of an account, typically we are able to repossess and sell the related collateral, thereby mitigating the loss. Of the total amount outstanding in the traditional retail portfolio at December 31, 2011, only 5.5% of the extended or rewritten balances were subsequently charged off through December 31, 2015. A four-year period was utilized for this analysis as this approximates the weighted average remaining term of the portfolio. At December 31, 2015, 7.4% of the total amount outstanding in the servicing portfolio had been granted an extension or was rewritten.
Subject to legal considerations, we normally begin repossession activity once an account becomes greater than 70 days past due. Repossession may occur earlier if management determines the customer is unwilling to pay, the vehicle is in danger of being damaged or hidden, or the customer voluntarily surrenders the vehicle. Approved third-party repossession vendors handle the repossession activity. After repossession, the customer is given a period of time to redeem or reinstate the vehicle by paying off the account or bringing the account current, respectively. If the vehicle is not redeemed or reinstated, it is sold at auction. If the proceeds do not cover the unpaid balance, including unpaid earned finance charges and allowable expenses, the resulting deficiency is charged off. Asset recovery centers pursue collections on accounts that have been charged off, including those accounts where the vehicle was repossessed, and skip accounts where the vehicle cannot be located.
At December 31, 2015, and 2014, our total consumer automotive serviced portfolio was $84.8 billion and $81.3 billion, respectively, compared to our consumer automotive on-balance sheet serviced portfolio of $80.0 billion and $77.6 billion. Refer to Note 11 to the Consolidated Financial Statements for further information regarding servicing activities.
Remarketing and Sales of Leased Vehicles
When we acquire a consumer lease, we assume ownership of the vehicle from the dealer. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value determined at the time the lease contract is signed. Our ability to efficiently process and effectively market off-lease vehicles affects the disposal costs and the proceeds realized from vehicle sales. Our methods of vehicle sales at lease termination primarily include the following:

•
Sale to dealer — After the lessee declines an option to purchase the off-lease vehicle, the dealer who accepts the returned off-lease vehicle has the opportunity to purchase the vehicle directly from us at a price we define.

•
Internet auctions — Once the lessee and dealer decline their options to purchase, we offer off-lease vehicles to dealers and certain other third parties through our proprietary internet site (SmartAuction). This internet sales program maximizes the net sales proceeds from off-lease vehicles by reducing the time between vehicle return and ultimate disposition, reducing holding costs, and broadening the number of prospective buyers. We use the internet auction ourselves, and also maintain the internet auction site and administer the auction process for third party use. We earn a service fee for every third party vehicle sold through SmartAuction. In 2015, approximately 357,000 vehicles were sold through the internet site.

•
Physical auctions — We dispose of our off-lease vehicles not purchased at termination by the lease consumer or dealer or sold on an internet auction through traditional manufacturer-sponsored auctions. We are responsible for handling decisions at the auction including arranging for inspections, authorizing repairs and reconditioning, and determining whether bids received at auction should be accepted.

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
Wholesale credit is arranged through lines of credit extended to individual dealers. Wholesale floorplan loans are secured by the vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral (e.g., blanket lien over all dealership assets) and/or other credit enhancements (e.g., personal guarantees from dealership owners) are oftentimes obtained to further manage credit risk. Furthermore, benefit from automotive manufacturer repurchase arrangements, which serve as an additional layer of protection in the event of repossession of dealership inventory and/or dealership franchise termination. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. Interest on wholesale automotive financing is generally payable monthly. The majority of wholesale automotive financing is structured

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

to yield interest at a floating rate indexed to London interbank offer rate (LIBOR) or the Prime Rate. The rate for a particular dealer is based on, among other things, competitive factors, the size of the account, and the dealer’s creditworthiness. Additionally, we make incentive payments to certain commercial automotive wholesale borrowers under our Ally Dealer Rewards Program and account for these payments as a reduction to interest income in the period they are earned.
Under the terms of the credit agreement with the dealer, we may demand payment of interest and principal on wholesale credit lines at any time. However, unless we terminate the credit line or the dealer defaults or the risk and exposure warrant, we generally require payment of the principal amount financed for a vehicle upon its sale or lease by the dealer to the customer.
Total commercial wholesale floorplan revenue of our Automotive Finance operations was $756 million, $860 million, and $908 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Commercial Wholesale Financing Volume
The following table summarizes the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles and share of dealer inventory.

	Average balance			% Share of manufacturer franchise dealer inventory
Year ended December 31, ($ in millions)	2015	2014	2013	2015	2014	2013
GM new vehicles (a)	$15,050	$16,736	$15,650	63	64	67
Chrysler new vehicles (a)	8,356	7,658	6,885	44	45	50
Growth new vehicles	3,580	3,039	2,637
Used vehicles	3,478	3,129	3,044
Total commercial wholesale finance receivables	$30,464	$30,562	$28,216

(a)	Share of manufacturer franchise dealer inventory based on a 13-point average of dealer inventory.
Commercial wholesale financing average volume decreased slightly during 2015, compared to 2014. The decrease in GM new receivables was largely offset by increases in Chrysler new, Growth new, and Used commercial wholesale financing volume, including higher balances resulting from the preferred provider agreement with MMNA that was announced on April 27, 2015.
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
Servicing and Monitoring
We service all of the wholesale credit lines in our portfolio and the wholesale automotive finance receivables that we have securitized. A statement setting forth billing and account information is distributed on a monthly basis to each dealer. Interest and other nonprincipal charges are billed in arrears and are required to be paid immediately upon receipt of the monthly billing statement. Generally, dealers remit payments to us through ACH transactions initiated by the dealer through a secure web application.
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

Year ended December 31, ($ in millions)	2015	2014	2013	Favorable/ (unfavorable) 2015-2014 % change	Favorable/ (unfavorable) 2014-2013 % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$940	$979	$1,012	(4)	(3)
Investment income, net (a)	134	194	227	(31)	(15)
Other income	16	12	14	33	(14)
Total insurance premiums and other income	1,090	1,185	1,253	(8)	(5)
Expense
Insurance losses and loss adjustment expenses	293	410	405	29	(1)
Acquisition and underwriting expense
Compensation and benefits expense	68	63	62	(8)	(2)
Insurance commissions expense	378	374	370	(1)	(1)
Other expenses	140	141	162	1	13
Total acquisition and underwriting expense	586	578	594	(1)	3
Total expense	879	988	999	11	1
Income from continuing operations before income tax expense (benefit)	$211	$197	$254	7	(22)
Total assets	$7,053	$7,190	$7,124	(2)	1
Insurance premiums and service revenue written	$977	$1,023	$997	(4)	3
Combined ratio (b)	92.8%	100.2%	98.0%

(a)
Includes gain on investments of $85 million, $143 million, and $177 million for the years ended December 31, 2015, 2014, and 2013, respectively; and interest expense of $50 million, $54 million, and $64 million for the years ended December 31, 2015, 2014, and 2013, respectively.

(b)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other fee income.

2015 Compared to 2014
Our Insurance operations earned income from continuing operations before income tax expense of $211 million for the year ended December 31, 2015, compared to $197 million for the year ended December 31, 2014. The increase was primarily due to lower weather-related losses, partially offset by lower investment income and insurance premiums and service revenue earned.
Insurance premiums and service revenue earned was $940 million for the year ended December 31, 2015, compared to $979 million in 2014. The decrease was due primarily to lower earned revenue on VSC products as a result of the weakening Canadian dollar related to our continuing Canadian operations and higher dealer reinsurance participation. Additionally, the decrease was due to lower earned revenue from our Smart Lease Protect product as a result of GM's decision to provide lease subvention programs for their products exclusively through a wholly-owned subsidiary.
Net investment income totaled $134 million for the year ended December 31, 2015, compared to $194 million in 2014. The decrease was due primarily to lower realized investment gains.
Insurance losses and loss adjustment expenses totaled $293 million for the year ended December 31, 2015, compared to $410 million for the year ended December 31, 2014. The decrease was primarily due to lower wholesale weather-related losses. Additionally, we incurred lower non-weather-related losses driven by lower loss experience for VSC products. Lower weather-related losses primarily drove the decrease in the combined ratio to 92.8% for the year ended December 31, 2015, compared to 100.2% for the year ended December 31, 2014.
2014 Compared to 2013
Our Insurance operations earned income from continuing operations before income tax expense of $197 million for the year ended December 31, 2014, compared to $254 million for the year ended December 31, 2013. The decrease was primarily due to higher weather-related losses, lower earned revenue, and lower realized investment gains, partially offset by lower non-weather-related losses.
Insurance premiums and service revenue earned was $979 million for the year ended December 31, 2014, compared to $1.0 billion in 2013. The decrease was primarily due to the wind-down of our Canadian personal lines portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Net investment income totaled $194 million for the year ended December 31, 2014, compared to $227 million in 2013. The decrease was primarily due to lower realized investment gains as well as interest and dividend income, offset by lower other-than-temporary impairments, which totaled $14 million in 2014 as compared to $20 million in 2013.
Insurance losses and loss adjustment expenses totaled $410 million for the year ended December 31, 2014, compared to $405 million for the year ended December 31, 2013. The increase was primarily due to higher weather-related losses from severe hailstorms, particularly in the second quarter of 2014, partially offset by lower non-weather-related losses driven by the wind-down of the Canadian personal lines portfolio and lower loss experience of VSC products. Higher weather-related losses primarily drove the increase in the combined ratio to 100.2% for the year ended December 31, 2014, compared to 98.0% for the year ended December 31, 2013.
Premium and Service Revenue Written
The following table shows premium and service revenue written by insurance product.

Year ended December 31, ($ in millions)	2015	2014	2013
Vehicle service contracts
New retail	$436	$422	$421
Used retail	485	509	509
Reinsurance (a)	(178)	(152)	(143)
Total vehicle service contracts (b)	743	779	787
Wholesale	169	186	157
Other finance and insurance (c)	65	58	53
Total	$977	$1,023	$997

(a)	Reinsurance represents the transfer of premiums and risk from an Ally insurance company to a third party insurance company.

(b)	VSC revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern.

(c)	Other finance and insurance includes GAP coverage, excess wear and tear, wind-down of Canadian personal lines, and other ancillary products.
Insurance premiums and service revenue written was $977 million for the year ended December 31, 2015, compared to $1.0 billion in 2014. The decrease was due primarily to higher vehicle service contract dealer reinsurance participation, lower premium written as a result of the weakening Canadian dollar, and lower wholesale premiums due to lower floorplan exposure. The decrease was partially offset by higher premium written from new VSCs and other finance and insurance products.
Insurance premiums and service revenue written was $1.0 billion for the year ended December 31, 2014, compared to $997 million in 2013. The increase in Insurance premiums and service revenue written primarily resulted from higher wholesale premium, partially offset by higher vehicle service contract dealer reinsurance participation.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

December 31, ($ in millions)	2015	2014
Cash
Noninterest-bearing cash	$293	$239
Interest-bearing cash	995	1,289
Total cash	1,288	1,528
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	269	392
U.S. States and political subdivisions	698	406
Foreign government	177	232
Mortgage-backed	694	1,097
Asset-backed	6	6
Corporate debt	1,204	746
Total debt securities	3,048	2,879
Equity securities	717	906
Total available-for-sale securities	3,765	3,785
Total cash and securities	$5,053	$5,313

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Mortgage Operations
Results of Operations
The following table summarizes the operating results for our Mortgage operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

Year ended December 31, ($ in millions)	2015	2014	2013	Favorable/ (unfavorable) 2015-2014 % change	Favorable/ (unfavorable) 2014-2013 % change
Net financing revenue
Total financing revenue and other interest income	$302	$282	$378	7	(25)
Interest expense	230	239	302	4	21
Net financing revenue	72	43	76	67	(43)
Servicing fees	—	—	68	—	(100)
Servicing asset valuation and hedge activities, net	—	—	(213)	—	(100)
Total servicing loss, net	—	—	(145)	—	(100)
Gain on mortgage loans, net	79	6	55	n/m	(89)
Other income, net of losses	8	11	90	(27)	(88)
Total other revenue	87	17	—	n/m	n/m
Total net revenue	159	60	76	165	(21)
Provision for loan losses	1	(69)	13	n/m	n/m
Noninterest expense
Compensation and benefits expense	11	11	39	—	72
Representation and warranty expense	(13)	(10)	104	30	110
Other operating expenses	70	69	181	(1)	62
Total noninterest expense	68	70	324	3	78
Income (loss) from continuing operations before income tax expense (benefit)	$90	$59	$(261)	53	123
Total assets	$9,768	$7,884	$8,168	24	(3)
n/m = not meaningful
2015 Compared to 2014
Our Mortgage operations earned income from continuing operations before income tax expense of $90 million for the year ended December 31, 2015, compared to $59 million for the year ended December 31, 2014. The increase was primarily due to net gains on the sales of TDR loans, offset by higher provision for loan losses primarily due to lower reserve releases on mortgage assets, compared to 2014, combined with portfolio growth.
Net financing revenue was $72 million for the year ended December 31, 2015, compared to $43 million in 2014. The increase in net financing revenue was primarily due to loan portfolio growth as a result of bulk acquisitions of mortgage loans and lower interest expense as a result of lower funding costs.
We recognized a net gain on mortgage loans of $79 million for the year ended December 31, 2015, compared to $6 million for the year ended December 31, 2014. The increase was primarily due to the sales of TDR loans, which totaled $677 million of unpaid principal balance for the year ended December 31, 2015.
The provision for loan losses increased $70 million for the year ended December 31, 2015, compared to 2014. The increase was primarily due to lower reserve releases on mortgage assets, compared to 2014, combined with portfolio growth.
2014 Compared to 2013
Our Mortgage operations earned income from continuing operations before income tax expense of $59 million for the year ended December 31, 2014, compared to incurring a loss of $261 million for the year ended December 31, 2013. Favorability during 2014 was primarily the result of lower noninterest expense driven by our exit in 2013 of all nonstrategic mortgage-related activities, including consumer mortgage-lending production associated with government-sponsored refinancing programs, and our agency MSRs portfolio, as well as lower provision for loan losses. In addition, results for 2013 were unfavorably impacted by the valuation of our MSRs portfolio, which was sold during the second quarter of 2013.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
Total noninterest expense decreased 78% for the year ended December 31, 2014, compared to 2013. The decrease was primarily due to our 2013 exit of all nonstrategic mortgage-related activities. Included in the decrease were lower broker fees from consumer mortgage-lending production associated with government-sponsored refinancing programs, lower compensation and benefits expense as a result of a reduction in the number of employees in our Mortgage operations, and lower representation and warranty expense resulting from decreased repurchase risk associated with the sale of our agency MSRs portfolio.
Mortgage Loan Production and Servicing
Mortgage loan production was $4.1 billion and $857 million for the years ended December 31, 2015, and 2014, respectively. The increase was primarily due to continued purchases of high-quality jumbo and LMI mortgage loans originated by third parties. We expect this activity to continue in 2016 in support of our treasury ALM activities and diversification. We also plan to introduce limited direct mortgage originations in late 2016.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Corporate and Other
The following table summarizes the activities of Corporate and Other excluding discontinued operations for the periods shown. Corporate and Other primarily consists of Corporate Finance, centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments and reclassifications and eliminations between the reportable operating segments. Corporate Finance is a middle market lender that provides senior secured leveraged cash flow and asset based loans primarily to U.S.-based companies. Effective May 1, 2014, Corporate Finance was aligned under Ally Bank, allowing this business to have a more stable and competitive source of funding.

Year ended December 31, ($ in millions)	2015	2014	2013	Favorable/ (unfavorable) 2015-2014 % change	Favorable/ (unfavorable) 2014-2013 % change
Net financing revenue (loss)
Total financing revenue and other interest income	$379	$361	$298	5	21
Interest expense
Original issue discount amortization	62	189	262	67	28
Other interest expense	156	217	549	28	60
Total interest expense	218	406	811	46	50
Net financing revenue (loss) (a)	161	(45)	(513)	n/m	91
Other (expense) revenue
Loss on extinguishment of debt	(357)	(202)	(59)	(77)	n/m
Other gain on investments, net	70	38	3	84	n/m
Other income, net of losses	74	30	76	147	(61)
Total other (expense) revenue	(213)	(134)	20	(59)	n/m
Total net loss	(52)	(179)	(493)	71	64
Provision for loan losses	10	(16)	(6)	(163)	n/m
Total noninterest expense (b)	181	276	327	34	16
Loss from continuing operations before income tax (benefit) expense	$(243)	$(439)	$(814)	45	46
Total assets	$26,124	$23,369	$26,304	12	(11)
n/m = not meaningful

(a)	Refer to the table that follows for further details on the components of net financing gain.

(b)
Includes a reduction of $762 million, $777 million, and $828 million for the years ended December 31, 2015, 2014, and 2013, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table summarizes the components of net financing revenue (loss) for Corporate and Other.

At and for the year ended December 31, ($ in millions)	2015	2014	2013
Original issue discount amortization (a)	$(62)	$(189)	$(262)
Net impact of the funds transfer pricing methodology	117	68	(308)
Other (including Corporate Finance net financing revenue)	106	76	57
Total net financing revenue (loss)	$161	$(45)	$(513)
Outstanding original issue discount balance	$1,391	$1,415	$1,589

(a)	Amortization is included as interest on long-term debt in the Consolidated Statement of Income.
The following table presents the scheduled remaining amortization of the original issue discount at December 31, 2015.

Year ended December 31, ($ in millions)	2016	2017	2018	2019	2020	2021 and thereafter (a)	Total
Original issue discount
Outstanding balance	$1,316	$1,229	$1,131	$1,096	$1,061	$—
Total amortization (b)	75	87	98	35	35	1,061	$1,391

(a)	The maximum annual scheduled amortization for any individual year is $158 million in 2030.

(b)	The amortization is included as interest on long-term debt on the Consolidated Statement of Income.
2015 Compared to 2014
Loss from continuing operations before income tax expense for Corporate and Other was $243 million for the year ended December 31, 2015, compared to $439 million for the year ended December 31, 2014. The decrease in loss for the year ended December 31, 2015, was primarily due to a decrease in interest on long term debt, a decrease in OID amortization due to asset liability management activity, and lower noninterest expense. The decreases were partially offset by an increase in interest on deposits due to deposit growth and an increase in loss on the extinguishment of debt resulting from debt tender offers. During the first half of 2015, we completed two tender offers to buy back a total of $1.8 billion of our high-coupon debt, resulting in a total loss on extinguishment of debt of $345 million related to these transactions.
Corporate and Other also includes the results of Corporate Finance which earned income from continuing operations before income tax expense of $50 million for the year ended December 31, 2015, compared to $64 million for the year ended December 31, 2014. The decrease was primarily driven by lower recoveries of previously charged-off loans compared to 2014, as well as increased reserves due primarily to higher asset levels, and an increase in other operating expenses. This decrease was partially offset by higher net financing revenue due primarily to asset growth.
2014 Compared to 2013
Loss from continuing operations before income tax expense for Corporate and Other was $439 million for the year ended December 31, 2014, compared to $814 million for the year ended December 31, 2013. The improvement in the loss from continuing operations before income tax expense for the year ended December 31, 2014, was primarily due to lower funding costs as a result of maturity and repayment of high-cost debt, decreases in OID amortization expense related to bond maturities and normal monthly amortization, higher investment income, and decreases in noninterest expense. Noninterest expense decreased primarily as a result of the overall streamlining of the company and increased operating efficiencies due in part to headcount reductions in centralized support functions. This improvement was partially offset by an increase in loss on extinguishment of debt related to a tender offer to buy back $750 million of our long-dated high-coupon debt in 2014 and a decrease in other income related to unfavorable derivative activity as a result of changes in rates and their impact on economic hedge positions.
Corporate and Other also includes the results of Corporate Finance. Corporate Finance earned income from continuing operations before income tax expense of $64 million for the year ended December 31, 2014, compared to $44 million for the year ended December 31, 2013. The increase was primarily due to higher net financing revenue primarily resulting from asset growth in the core business, as well as recoveries from previously charged-off loans.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Cash and Securities
The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

December 31, ($ in millions)	2015	2014
Cash
Noninterest-bearing cash	$1,829	$1,083
Interest-bearing cash	3,232	2,933
Total cash	5,061	4,016
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,472	786
U.S. states and political subdivisions	18	—
Mortgage-backed	10,153	9,581
Asset-backed	1,749	1,985
Total debt securities	13,392	12,352
Total cash and securities	$18,453	$16,368

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

•	Credit risk — The risk of loss arising from the potential failure to receive payments due from an obligor in accordance with contractual obligations.

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

•
Operational risk — The risk of loss or harm arising from inadequate or failed processes or systems, human factors, or external events. We consider strategic and reputational risk part of operational risk.

•	Insurance/Underwriting risk — The risk of loss associated with insured events occurring, the severity of insured events, and the timing of claim payments arising from insured events.

•
Liquidity risk — The risk that our financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet our financial obligations, and to withstand unforeseen liquidity stress events (refer to discussion in the section titled Liquidity Management, Funding, and Regulatory Capital within this MD&A).

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
The Enterprise Risk Management and Compliance organizations are accountable for independently identifying, monitoring, measuring, and reporting on our various risks, and they are responsible for designing an effective risk management framework and structure. They are also responsible for monitoring that our risks remain within the tolerances established by the Board, developing and maintaining policies, and implementing risk management methodologies. In addition, the Enterprise Risk Management Committee (ERMC) established by the Chief Risk Officer is responsible for oversight of senior management’s responsibility to manage Ally’s risk profile within risk appetite and tolerances set by the Risk and Compliance Committee of the Board and for implementing Ally’s risk and compliance programs.
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
In addition, our Loan Review Group provides an independent assessment of the quality of our credit risk portfolios and credit risk management practices, and all lines of business and corporate functions that create or influence credit risk are subject to full and unrestricted reviews by the Loan Review Group. This group also is granted free and unrestricted access to any and all of our records, physical properties, technologies, management, and employees and reports its findings directly to the Risk and Compliance Committee of the Board. The findings of this group help to strengthen our risk management practices and processes throughout the organization.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

December 31, ($ in millions)	2015	2014
Finance receivables and loans
Automotive Finance operations	$99,187	$90,592
Mortgage operations	9,773	7,474
Corporate and Other	2,640	1,882
Total finance receivables and loans	111,600	99,948
Loans held-for-sale
Automotive Finance operations	—	1,515
Mortgage operations	—	452
Corporate and Other	105	36
Total loans held-for-sale	105	2,003
Total on-balance sheet loans	111,705	101,951
Off-balance sheet securitized loans
Automotive Finance operations (a)	2,529	2,801
Total off-balance sheet securitized loans	2,529	2,801
Operating lease assets
Automotive Finance operations	16,271	19,510
Total operating lease assets	16,271	19,510
Total loan and lease exposure	$130,505	$124,262
Serviced loans and leases
Automotive Finance operations (b)	$119,808	$115,391
Mortgage operations	9,773	7,926
Corporate and Other	2,532	1,347
Total serviced loans and leases	$132,113	$124,664

(a)	Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.

(b)	Includes $2.3 billion and $887 million of off-balance sheet whole-loan transactions at December 31, 2015, and December 31, 2014, respectively.
The risks inherent in our loan and lease exposures are largely driven by changes in the overall economy, used vehicle and housing price levels, unemployment levels, and their impact to our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain the majority of our automotive loans as they complement our core business model, but we do sell loans from time to time on an opportunistic basis. We ultimately manage the associated risks based on the underlying economics of the exposure. Our lease residual risk, which may be more volatile than credit risk in stressed macroeconomic scenarios, is declining with the decrease in the lease portfolio.

•
Finance receivables and loans — Loans that we have the intent and ability to hold for the foreseeable future or until maturity, or loans associated with an on-balance sheet securitization classified as secured borrowing. Finance receivables and loans are reported at their gross carrying value which includes the principal amount outstanding, net of unamortized deferred fees and costs on originated loans, unamortized premiums and discounts on purchased loans, unamortized basis adjustments arising from the designation of finance receivables and loans as the hedged item in qualifying fair value hedge relationships, and cumulative principal charge-offs. We refer to the gross carrying value less the allowance for loan loss as the net carrying value in finance receivables and loans. We manage the economic risks of these exposures, including credit risk, by adjusting underwriting standards and risk limits, augmenting our servicing and collection activities (including loan modifications and restructurings), and optimizing our product and geographic concentrations. Additionally, we may elect to account for certain mortgage loans at fair value. Changes in the fair value of these loans are recognized in a valuation allowance separate from the allowance for loan losses and were reflected in current period earnings. We use market-based instruments, such as derivatives, to hedge changes in the fair value of these loans.

•
Loans held-for-sale — Loans that we do not have the intent and ability to hold for the foreseeable future or until maturity. These loans are recorded on our balance sheet at the lower of their net carrying value or fair market value and are evaluated by portfolio and product type. Changes in the recorded value are recognized in a valuation allowance and reflected in current period earnings. We manage the economic risks of these exposures, including market and credit risks, in various ways including the use of market-based instruments, such as derivatives.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

•
Off-balance sheet securitized loans — Loans that we transfer off-balance sheet to nonconsolidated variable interest entities. We primarily report this exposure as cash or retained interests (if applicable). Similar to finance receivables and loans, we manage the economic risks of these exposures, including credit risk, through activities including servicing and collections.

•
Operating lease assets — The net book value of the automotive assets we lease includes the expected residual values upon remarketing the vehicles at the end of the lease. We are exposed to fluctuations in the expected residual value upon remarketing the vehicle at the end of the lease, and as such at contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third party, independent data for reasonableness. Periodically, we revise the projected value of the lease vehicle at termination based on current market conditions and adjust depreciation expense appropriately over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense. The balance sheet reflects both the lease asset as well as any associated rent receivables. The lease rent receivable is accrued when collection is reasonably assured and presented as a component of other assets. The lease asset is reviewed for impairment in accordance with applicable accounting standards.

•
Serviced loans and leases — Loans that we service on behalf of our customers or another financial institution. As such, these loans can be on or off our balance sheet. For our serviced consumer automotive loans, we do not recognize servicing assets or liabilities because we receive a fee that adequately compensates us for the servicing costs.

Refer to the section titled Critical Accounting Estimates within this MD&A and Note 1 to the Consolidated Financial Statements for further information.
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
To mitigate risk, we have implemented specific policies and practices across all lines of business, utilizing both qualitative and quantitative analyses. This reflects our commitment to maintain an independent and ongoing assessment of credit risk and credit quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan and lease portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, segments of the portfolios that are potential problem areas, loans and leases with potential credit weaknesses, and the assessment of the adequacy of internal credit risk policies and procedures to monitor compliance with relevant laws and regulations. Our consumer and commercial loan and lease portfolios are subject to regular stress tests that are based on plausible, but unexpected, economic scenarios to ensure that we can weather a severe economic downturn. In addition, we establish and maintain underwriting policies and volume based limits across our portfolios and higher risk segments (e.g., nonprime) in support of our risk appetite.
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
During 2015, the U.S. economy continued to expand. The labor market recovered further during the year, with nonfarm payrolls increasing by 2.7 million and the annual unemployment rate falling to 5.0%. Within the U.S. automotive market, new light vehicle sales

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

continued to increase, to 17.4 million for the year ended December 31, 2015. We closely monitor macro-economic trends given the nature of our business and the potential economic impacts on our credit risk. We continue to be cautious with the economic outlook given continued weak global economic growth and potential for higher interest rates later in 2016.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and loans held-for-sale. At December 31, 2015, this primarily included $99.2 billion of automotive finance receivables and loans and $9.8 billion of mortgage finance receivables and loans. Within our on-balance sheet portfolio, we may elect to account for certain mortgage loans at fair value. Changes in the fair value of loans are classified as gain on mortgage and automotive loans, net, in the Consolidated Statement of Income. Our Mortgage operations are limited to the management of our held-for-investment mortgage loan portfolio and includes the execution of bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties. We expect this activity to continue in 2016 in support of our treasury ALM activities and diversification. We also plan to introduce limited direct mortgage originations in late 2016.
The following table presents our total on-balance sheet consumer and commercial finance receivables and loans.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
December 31, ($ in millions)	2015	2014	2015	2014	2015	2014
Consumer
Finance receivables and loans
Loans at gross carrying value	$74,065	$64,043	$603	$563	$—	$—
Loans at fair value	—	1	—	—	—	—
Total finance receivables and loans	74,065	64,044	603	563	—	—
Loans held-for-sale	—	1,967	—	8	—	—
Total consumer loans (b)	74,065	66,011	603	571	—	—
Commercial
Finance receivables and loans at gross carrying value	37,535	35,904	77	82	—	—
Loans held-for-sale	105	36	—	—	—	—
Total commercial loans	37,640	35,940	77	82	—	—
Total on-balance sheet loans	$111,705	$101,951	$680	$653	$—	$—

(a)	Includes nonaccrual TDR loans of $277 million and $281 million at December 31, 2015, and December 31, 2014, respectively.

(b)
Includes outstanding CSG loans of $6.2 billion and $5.2 billion at December 31, 2015, and December 31, 2014, respectively, and RV loans of $1.5 billion and $1.2 billion at December 31, 2015, and December 31, 2014, respectively.

Total on-balance sheet loans outstanding at December 31, 2015, increased $9.8 billion to $111.7 billion from December 31, 2014, reflecting an increase of $8.1 billion in the consumer portfolio and an increase of $1.7 billion in the commercial portfolio. The increase in consumer on-balance sheet loans was primarily driven by automotive originations, which outpaced portfolio runoff, partially offset by an off-balance sheet securitization and whole-loan sales totaling $3.6 billion during the year ended December 31, 2015. In addition, we executed bulk purchases of high-quality jumbo mortgage loans originated by third parties totaling $4.1 billion during the year ended December 31, 2015, which outpaced mortgage portfolio runoff. The increase in commercial on-balance sheet loans outstanding was primarily due to the growth of wholesale floorplan finance receivables and automotive dealer term loans.
Total TDRs outstanding at December 31, 2015, decreased $505 million from December 31, 2014, primarily due to sales of consumer mortgage TDR loans from the held-for-sale portfolio during the year ended December 31, 2015. Refer to Note 8 to the Consolidated Financial Statements for additional information.
Total nonperforming loans at December 31, 2015, increased $27 million to $680 million from December 31, 2014, reflecting an increase of $32 million of consumer nonperforming loans, partially offset by a decrease of $5 million of commercial nonperforming loans. The increase in total nonperforming loans from December 31, 2014, was due to growth in the consumer automotive portfolio and the change in our consumer automotive portfolio composition as we continued the execution of our underwriting strategy to expand our originations across a broad risk spectrum. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements for additional information.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes consumer and commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2015	2014	2015	2014
Consumer	$609	$544	0.9%	0.8%
Commercial	—	(7)	—	—
Total finance receivables and loans at gross carrying value	$609	$537	0.6%	0.5%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Net charge-offs were $609 million for the year ended December 31, 2015, compared to $537 million for the year ended December 31, 2014. The increase was driven primarily by consumer automotive portfolio growth and the change in our portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum.
The Consumer Credit Portfolio and Commercial Credit Portfolio discussions that follow relate to consumer and commercial finance receivables and loans recorded at gross carrying value. Finance receivables and loans recorded at gross carrying value have an associated allowance for loan losses.
Consumer Credit Portfolio
Our consumer portfolio primarily consists of automotive loans, first mortgages, and home equity loans. Loan losses in our consumer portfolio are influenced by general business and economic conditions including unemployment rates, bankruptcy filings, and home and used vehicle prices. Additionally, our consumer credit exposure is significantly concentrated in automotive lending, largely through GM and Chrysler dealerships; however, due to our continued strategic focus on diversification, the proportion of Growth new and used portfolios has continued to increase.
Credit risk management for the consumer portfolio begins with the initial underwriting and continues throughout a borrower's credit cycle. We manage consumer credit risk through our loan origination and underwriting policies and the credit approval process. We use proprietary credit-scoring models to differentiate the expected default rates of credit applicants enabling us to better evaluate credit applications for approval and to tailor the pricing and financing structure according to this assessment of credit risk. We regularly review the performance of the credit scoring models and update them for historical information and current trends. These and other actions mitigate but do not eliminate credit risk. Improper evaluations of a borrower's creditworthiness, fraud, and/or changes in the applicant's financial condition after approval could negatively affect the quality of our portfolio, resulting in loan losses.
Our servicing activities are another key factor in managing consumer credit risk. Servicing activities consist largely of collecting and processing customer payments, responding to customer inquiries such as requests for payoff quotes, and processing customer requests for account revisions (such as payment extensions and refinancings). Certain servicing practices may be influenced by local laws and regulations.
During the year ended December 31, 2015, the credit performance of the consumer portfolio remained strong and reflects both the continued execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, including used, nonprime, extended term, Growth, and nonsubvented finance receivables and loans, and our continued execution of bulk purchases of high-quality jumbo mortgage loans originated by third parties. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.
The following table includes consumer finance receivables and loans recorded at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
December 31, ($ in millions)	2015	2014	2015	2014	2015	2014
Consumer automotive (b) (c)	$64,292	$56,570	$475	$386	$—	$—
Consumer mortgage	9,773	7,473	128	177	—	—
Total consumer finance receivables and loans	$74,065	$64,043	$603	$563	$—	$—

(a)	Includes nonaccrual TDR loans of $233 million and $216 million at December 31, 2015, and December 31, 2014, respectively.

(b)
Includes $66 million and $35 million of fair value adjustment for loans in hedge accounting relationships at December 31, 2015, and December 31, 2014, respectively. Refer to Note 22 to the Consolidated Financial Statements for additional information.

(c)
Includes outstanding CSG loans of $6.2 billion and $5.0 billion at December 31, 2015, and December 31, 2014, respectively, and RV loans of $1.5 billion and $1.2 billion at December 31, 2015, and December 31, 2014, respectively.

Total consumer outstanding finance receivables and loans increased $10.0 billion to $74.1 billion from December 31, 2014. The increase in consumer automotive finance receivables and loans was primarily related to our loan originations, which outpaced portfolio runoff and was partially offset by $1.2 billion of loans originated to the held-for-sale portfolio, as well as $1.2 billion of loans transferred to the held-for-sale portfolio and sold during 2015. The increase in consumer mortgage finance receivables and loans was primarily due to growth in the portfolio

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

due to the execution of bulk loan purchases, which outpaced portfolio runoff. Refer to Note 8 to the Consolidated Financial Statements for additional information.
Total consumer nonperforming finance receivables and loans at December 31, 2015, increased $40 million to $603 million from December 31, 2014, reflecting an increase of $89 million of consumer automotive finance receivables and loans and a decrease of $49 million of consumer mortgage nonperforming finance receivables and loans. The increase in nonperforming consumer automotive finance receivables and loans was due to growth in the portfolio and the change in our portfolio composition as we continued the execution of our underwriting strategy to expand our originations across a broad risk spectrum. The decrease in nonperforming consumer mortgage finance receivables and loans was primarily due to fewer accounts deteriorating into nonperforming status due to continued improvement in the macroeconomic environment. Refer to Note 8 to the Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.8% and 0.9% at December 31, 2015, and December 31, 2014, respectively.
Consumer automotive loans accruing and past due 30 days or more increased $343 million to $1.9 billion at December 31, 2015, compared with December 31, 2014, primarily due to portfolio growth and the change in our portfolio composition as we continued the execution of our underwriting strategy to expand our originations across a broad risk spectrum.
The following table includes consumer net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Net charge-offs		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2015	2014	2015	2014
Consumer automotive	$578	$501	1.0%	0.9%
Consumer mortgage	31	43	0.4	0.5
Total consumer finance receivables and loans	$609	$544	0.9%	0.8%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs from total consumer finance receivables and loans were $609 million for the year ended December 31, 2015, compared to $544 million for the year ended December 31, 2014. The increase was driven primarily by consumer automotive portfolio growth and the change in our automotive portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum.
The following table summarizes the unpaid principal balance of total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

Year ended December 31, ($ in millions)	2015	2014
Consumer automotive (a)	$36,306	$29,619
Consumer mortgage	2	—
Total consumer loan originations	$36,308	$29,619

(a)	Includes $1.2 billion of loans originated as held-for-sale during the first quarter of 2015.
Total automotive-originated loans increased $6.7 billion for the year ended December 31, 2015, compared to 2014. The increase was primarily due to Growth and Chrysler originations.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table shows the percentage of total consumer finance receivables and loans recorded at gross carrying value by state concentration. Total automotive loans were $64.3 billion and $56.6 billion at December 31, 2015, and December 31, 2014, respectively. Total mortgage and home equity loans were $9.8 billion and $7.5 billion at December 31, 2015, and December 31, 2014, respectively.

	2015 (a)		2014
December 31,	Automotive	Mortgage	Automotive	Mortgage
Texas	13.7%	6.2%	13.6%	6.0%
California	7.3	33.6	6.2	30.8
Florida	7.7	4.1	7.3	3.7
Pennsylvania	5.0	1.5	5.3	1.6
Illinois	4.4	4.1	4.4	4.2
Georgia	4.4	2.2	4.2	2.1
North Carolina	3.6	1.8	3.5	1.9
Ohio	3.7	0.6	3.9	0.6
New York	3.5	1.9	4.0	1.9
Michigan	3.1	2.4	3.8	3.1
Other United States	43.6	41.6	43.8	44.1
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2015.
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of consumer loans are in Texas and California, which represented an aggregate of 23.5% and 21.8% of our total outstanding consumer finance receivables and loans at December 31, 2015, and December 31, 2014, respectively.
Concentrations in our mortgage portfolio are closely monitored given the volatility of the housing market, with special attention given to states with greater declines in real estate values.
Repossessed and Foreclosed Assets
We classify an asset as repossessed or foreclosed (included in Other Assets on the Consolidated Balance Sheet) when physical possession of the collateral is taken, which includes the transfer of title through foreclosure or other similar proceedings. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements.
Repossessed consumer automotive loan assets in our Automotive Finance operations at December 31, 2015, increased $32 million to $122 million from December 31, 2014. Foreclosed mortgage assets at December 31, 2015, remained flat at $10 million from December 31, 2014.
Commercial Credit Portfolio
Our commercial portfolio consists primarily of automotive loans (wholesale floorplan, dealer term loans including real estate loans, and automotive fleet financing), as well as commercial finance loans. Wholesale floorplan loans are secured by the vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral (e.g., blanket lien over all dealership assets) and/or other credit enhancements (e.g., personal guarantees from dealership owners) are oftentimes obtained to further manage credit risk. Furthermore, we benefit from automotive manufacturer repurchase arrangements, which serve as an additional layer of protection in the event of repossession of dealership inventory and/or dealership franchise termination.
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
During the year ended December 31, 2015, the credit performance of the commercial portfolio remained strong, as nonperforming finance receivables and loans remained low and no net charge-offs were realized. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes total commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
December 31, ($ in millions)	2015	2014	2015	2014	2015	2014
Commercial and industrial
Automotive	$31,469	$30,871	$25	$32	$—	$—
Other (b)	2,640	1,882	44	46	—	—
Commercial real estate — Automotive	3,426	3,151	8	4	—	—
Total commercial finance receivables and loans	$37,535	$35,904	$77	$82	$—	$—

(a)	Includes nonaccrual troubled-debt-restructured loans of $44 million and $59 million at December 31, 2015, and December 31, 2014, respectively.

(b)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding increased $1.6 billion to $37.5 billion at December 31, 2015, from December 31, 2014. The increase was primarily due to the growth of wholesale floorplan finance receivables and automotive dealer term loans, as well as continued growth in the Corporate Finance portfolio in line with our business strategy.
Total commercial nonperforming finance receivables and loans were $77 million at December 31, 2015, reflecting a decrease of $5 million when compared to December 31, 2014. The decrease was primarily driven by the successful rehabilitation or liquidation of certain nonperforming accounts and fewer accounts deteriorating into nonperforming status, partially offset by an increase in the commercial real estate automotive portfolio driven by the downgrade of two accounts. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans remained flat at 0.2% at both December 31, 2015, and December 31, 2014.
The following table includes total commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2015	2014	2015	2014
Commercial and industrial
Automotive	$3	$1	—%	—%
Other	(3)	(8)	(0.1)	(0.4)
Total commercial finance receivables and loans	$—	$(7)	—%	—%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $3.4 billion and $3.2 billion at December 31, 2015, and December 31, 2014, respectively.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration. These finance receivables and loans are reported at gross carrying value.

December 31,	2015	2014
Texas	17.7%	13.8%
Florida	10.0	12.3
Michigan	8.9	9.9
California	8.7	9.0
North Carolina	3.8	3.9
Virginia	3.8	4.1
Georgia	3.6	3.7
Pennsylvania	3.4	3.8
New York	3.1	3.9
Illinois	2.9	2.7
Other United States	34.1	32.9
Total commercial real estate finance receivables and loans	100.0%	100.0%

Management's Discussion and Analysis
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
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentrations. These finance receivables and loans within our automotive and corporate finance portfolios are reported at gross carrying value.

December 31,	2015	2014
Automotive	80.5%	87.3%
Manufacturing	7.8	0.9
Services	5.3	2.0
Other	6.4	9.8
Total commercial criticized finance receivables and loans	100.0%	100.0%
Total criticized exposures increased $305 million from December 31, 2014, to $2.5 billion at December 31, 2015. The increase was primarily related to growth within both the commercial automotive portfolio and the Corporate Finance portfolio.
Selected Loan Maturity and Sensitivity Data
The table below shows the commercial finance receivables and loans portfolio and the distribution between fixed and floating interest rates based on the stated terms of the commercial loan agreements. This portfolio is reported at gross carrying value.

December 31, 2015 ($ in millions)	Within 1 year (a)	1-5 years	After 5 years	Total (b)
Commercial and industrial	$30,277	$2,803	$1,029	$34,109
Commercial real estate	123	1,754	1,549	3,426
Total commercial finance receivables and loans	$30,400	$4,557	$2,578	$37,535
Loans at fixed interest rates		$1,654	$1,412
Loans at variable interest rates		2,903	1,166
Total commercial finance receivables and loans		$4,557	$2,578

(a)	Includes loans (e.g., floorplan) with revolving terms.

(b)	Loan maturities are based on the remaining maturities under contractual terms.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2015	$685	$152	$837	$140	$977
Charge-offs	(840)	(48)	(888)	(4)	(892)
Recoveries	262	17	279	4	283
Net charge-offs	(578)	(31)	(609)	—	(609)
Provision for loan losses	739	1	740	(33)	707
Other (a)	(12)	(8)	(20)	(1)	(21)
Allowance at December 31, 2015	$834	$114	$948	$106	$1,054
Allowance for loan losses to finance receivables and loans outstanding at December 31, 2015 (b)	1.3%	1.2%	1.3%	0.3%	0.9%
Net charge-offs to average finance receivables and loans outstanding for the year ended December 31, 2015 (b)	1.0%	0.4%	0.9%	—%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2015 (b)	175.7%	89.0%	157.2%	137.4%	155.0%
Ratio of allowance for loans losses to net charge-offs at December 31, 2015	1.4	3.7	1.6	—	1.7

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at December 31, 2015, increased $111 million compared to December 31, 2014. The increase was driven by growth in the consumer automotive portfolio and the change in our automotive portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, offset by lower reserve requirements in Mortgage driven by improved credit quality of the portfolio.
The allowance for commercial loan losses declined $34 million at December 31, 2015, compared to December 31, 2014, primarily due to continued strong performance in the portfolio, partially offset by portfolio growth.

($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2014	$673	$389	$1,062	$146	$1,208
Charge-offs	(720)	(51)	(771)	(5)	(776)
Recoveries	219	8	227	12	239
Net charge-offs	(501)	(43)	(544)	7	(537)
Provision for loan losses	540	(69)	471	(14)	457
Other (a)	(27)	(125)	(152)	1	(151)
Allowance at December 31, 2014	$685	$152	$837	$140	$977
Allowance for loan losses to finance receivables and loans outstanding at December 31, 2014 (b)	1.2%	2.0%	1.3%	0.4%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the year ended December 31, 2014 (b)	0.9%	0.5%	0.8%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2014 (b)	177.3%	86.3%	148.7%	169.9%	151.5%
Ratio of allowance for loans losses to net charge-offs at December 31, 2014	1.4	3.6	1.5	(19.8)	1.8

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

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
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2015			2014
December 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$834	1.3%	79.1%	$685	1.2%	70.1%
Consumer mortgage	114	1.2	10.8	152	2.0	15.6
Total consumer loans	948	1.3	89.9	837	1.3	85.7
Commercial
Commercial and industrial
Automotive	29	0.1	2.8	65	0.2	6.7
Other	53	2.0	5.0	42	2.2	4.2
Commercial real estate — Automotive	24	0.7	2.3	33	1.0	3.4
Total commercial loans	106	0.3	10.1	140	0.4	14.3
Total allowance for loan losses	$1,054	0.9	100.0%	$977	1.0	100.0%
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

Year ended December 31, ($ in millions)	2015	2014	2013
Consumer
Consumer automotive	$739	$540	$490
Consumer mortgage	1	(69)	13
Total consumer loans	740	471	503
Commercial
Commercial and industrial
Automotive	(34)	(1)	11
Other	10	(16)	(6)
Commercial real estate — Automotive	(9)	3	(7)
Total commercial loans	(33)	(14)	(2)
Total provision for loan losses	$707	$457	$501
The provision for consumer loan losses increased $269 million for the year ended December 31, 2015, compared to 2014. The increase in the consumer automotive portfolio was primarily due to portfolio growth and the change in our portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum. The increase in the consumer mortgage portfolio was primarily due to lower reserve releases on mortgage assets combined with portfolio growth.
The provision for commercial loan losses was a net credit of $33 million for the year ended December 31, 2015, compared to a net credit of $14 million in 2014. This decrease was largely driven by a reduction in the loan loss reserve due to continued strong performance in the portfolio.
Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. For information on our valuation of automotive lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates — Valuation of Automotive Lease Assets and Residuals within this MD&A.

•
Priced residual value projections — At contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage,

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and unanticipated shifts in used vehicle supply. This internally-generated data is compared against third party, independent data for reasonableness. Periodically, we revise the projected value of the lease vehicle at termination based on current market conditions and adjust depreciation expense appropriately over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense.

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

Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of Ally lease terminations and average gain per vehicle over recent periods, as well as our methods of vehicle sales at lease termination, stated as a percentage of total lease vehicle disposals. The actual gain per vehicle on lease terminations varies based upon the type of vehicle.

Year ended December 31,	2015	2014	2013
Off-lease vehicles terminated (in units)	264,256	296,393	148,587
Average gain per vehicle ($ per unit)	$1,329	$1,461	$2,237
Method of vehicle sales
Auction
Internet	49%	51%	40%
Physical	12	10	7
Sale to dealer, lessee, and other	39	39	53
The number of off-lease vehicles remarketed during 2015 decreased 11% as compared to 2014. We experienced significant growth in lease originations from 2010-2012 after curtailing lease originations in 2008-2009 as a result of the economic downturn, which resulted in historically high termination volume during 2014. The decrease in the number of off-lease vehicles remarketed during 2015 further reflects a shift of incentive programs from two-year leases in 2012 towards three-year leases in 2013. We expect termination volumes to increase during 2016 as three-year leases begin to terminate. In 2018 and beyond, we expect our termination volumes to decrease significantly as a direct result of lower GM lease originations.
Average gain per vehicle decreased in 2015, primarily due to lower lifetime depreciation recognized on terminated lease vehicles as a result of higher anticipated proceeds based on recent market conditions. This trend is expected to continue in the near term. For more information on our investment in operating leases, refer to Note 9 and Note 1 to the Consolidated Financial Statements.
Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of leased vehicles by type, based on volume of units.

Year ended December 31,	2015	2014	2013
Car	38%	40%	43%
Truck	14	13	11
Sport utility vehicle	48	47	46
Market Risk
Our automotive financing, mortgage, and insurance activities give rise to market risk representing the potential loss in the fair value of assets or liabilities and earnings caused by movements in market variables, such as interest rates, foreign-exchange rates, equity prices,

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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

December 31, ($ in millions)	2015	2014
Financial instruments exposed to changes in:
Interest rates
Estimated fair value	(a)	(a)
Effect of 10% adverse change in rates	(a)	(a)
Foreign-currency exchange rates
Estimated fair value	$359	$476
Effect of 10% adverse change in rates	(56)	(24)
Equity prices
Estimated fair value	$710	$902
Effect of 10% decrease in prices	(71)	(95)

(a)	Refer to the section titled Net Financing Revenue Sensitivity Analysis for information on the interest rate sensitivity of our financial instruments.
Net Financing Revenue Sensitivity Analysis
Interest rate risk represents our most significant exposure to market risk. We actively monitor the level of exposure so that movements in interest rates do not adversely affect future earnings. We use net financing revenue sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our financial instruments.
We prepare forward-looking forecasts of net financing revenue, which take into consideration anticipated future business growth, asset/liability positioning, and interest rates based on the implied forward curve. Simulations are used to assess changes in net financing revenue in multiple interest rates scenarios relative to the baseline forecast. The changes in net financing revenue relative to the baseline are defined as the sensitivity. Our simulation incorporates contractual cash flows and repricing characteristics for all assets, liabilities and off-balance sheet exposures and incorporates the effects of changing interest rates on the prepayment and attrition rates of certain assets and liabilities. The analysis is highly dependent upon a variety of assumptions including the repricing characteristics of deposits with noncontractual maturities. Our simulation does not assume any specific future actions are taken to mitigate the impacts of changing interest rates. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next twelve months would increase by $30 million if interest rates remain unchanged.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Our twelve-month pretax net financing revenue sensitivity based on the market forward-curve was as follows.

	2015		2014
Year ended December 31, ($ in millions)	Instantaneous	Gradual (a)	Instantaneous	Gradual (a)
Change in Interest Rates
-100 basis points	$47	$17	$78	n/a
+100 basis points	(109)	(37)	(130)	n/a
+200 basis points	(278)	(96)	(215)	n/a

(a)	Gradual changes in interest rates are recognized over 12 months.
We remain moderately liability sensitive as our simulation models assume liabilities will initially re-price faster than assets. A material portion of our interest rate exposure has historically been driven by Prime rate index floors on certain commercial loans that limit interest income increases until the index rises above the level of the floor. Due to market demand for our LIBOR based product and to reduce our exposure to rising interest rates, we migrated more than 95% of our dealer floorplan accounts from Prime to LIBOR indices through 2015. These assets will now re-price directly with changes in short-term interest rates, which is the primary driver of the changes in our interest rate risk profile since December 31, 2014. The migration of dealer floorplan accounts resulted in a material reduction in liability sensitivity, which was partially offset by continued strong growth in non-maturity deposits. The impact of downward rate shocks remains somewhat muted by the current low interest rate environment, which limits absolute declines in short-term rates in a shock scenario. The interest rate sensitivity analysis presented above was completed using a market forward-curve as of December 31, 2015. Market interest rates have materially declined since the beginning of 2016, particularly long-term interest rates.
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
Our pro-forma rate sensitivity assuming a 50% deposit pass-through based on the market forward-curve as of December 31, 2015, was as follows.

	December 31, 2015
Change in Interest Rates ($ in millions)	Instantaneous	Gradual (a)
+100 basis points	$13	$4
+200 basis points	(13)	(1)

(a)	Gradual changes in interest rates are recognized over 12 months.
Our liability sensitive risk position is also driven by receive-fixed interest rate swaps designated as fair value hedges of certain fixed-rate liabilities including legacy unsecured debt. These swaps continue to generate positive financing revenue in the current interest rate environment, but also add to our liability sensitive position. The impact of receive-fixed interest rate swaps is partially offset by pay-fixed interest rate swaps designated as fair value hedges of certain retail automotive assets. The size, maturity and mix of our hedging activities change frequently as we adjust our broader asset and liability management objectives.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
In accordance with industry and accounting practices and applicable insurance laws and regulatory requirements, we maintain reserves for reported losses, losses incurred but not reported, losses expected to be incurred in the future for contracts in force and loss adjustment expenses. The estimated values of our prior reported loss reserves and changes to the estimated values are routinely monitored by credentialed actuaries. Our reserve estimates are regularly reviewed by management; however, since the reserves are based on estimates and numerous assumptions, the ultimate liability may differ from the amount estimated.

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
Funding Strategy
Liquidity and ongoing profitability are largely dependent on the timely and cost-effective access to retail deposits and funding in different segments of the capital markets. Our funding strategy largely focuses on the development of diversified funding sources across a broad investor base to meet liquidity needs throughout different market cycles, including periods of financial distress. These funding sources include wholesale and retail unsecured debt, public and private asset-backed securitizations, whole-loan sales, committed credit facilities, FHLB advances, brokered deposits, and retail deposits. We also supplement these funding sources with a modest amount of short-term borrowings, including Demand Notes and repurchase arrangements. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source, and results in a more cost-effective funding strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and maturity profiles. In addition, we further distinguish our funding strategy between Ally Bank funding and parent company (nonbank) funding.
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
Since 2009, a significant portion of asset originations have been directed to Ally Bank in order to reduce parent company exposures and funding requirements, and to utilize our growing consumer deposit-taking capabilities. This has allowed us to use bank funding for a wider array of our automotive finance assets and to provide a sustainable long-term funding channel for the business, while also improving the cost of funds for the enterprise.
Liquidity Risk Management
Multiple metrics are used to frame the level of liquidity risk, manage the liquidity position, and identify related trends. These metrics include coverage ratios and stress tests that measure the sufficiency of the liquidity portfolio, stability ratios that measure longer-term structural liquidity, and concentration ratios that ensure prudent funding diversification. In addition, we have established internal management routines designed to review all aspects of liquidity and funding plans, evaluate the adequacy of liquidity buffers, review stress testing results, and assist senior management in the execution of its funding strategy and risk management accountabilities.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

We maintain available liquidity in the form of cash, unencumbered highly liquid securities, and available committed credit facility capacity that, taken together, would allow us to operate and to meet our contractual and contingent obligations in the event that market-wide disruptions and enterprise-specific events disrupt normal access to funding. The available liquidity is held at various entities and considers regulatory restrictions and tax implications that may limit our ability to transfer funds across entities. The following table summarizes our total available liquidity.

December 31, 2015 ($ in millions)	Ally Bank	Parent Company (nonbank) (a)
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$5,479	$2,862
Liquid cash and equivalents	3,801	2,519
Committed funding facilities (b)
Outstanding	3,757	16,914
Unused capacity (c)	3	251
Total capacity	3,760	17,165
Intercompany loan (d)	(600)	600
Total available liquidity	$8,683	$6,232

(a)	Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company.

(b)	Committed funding facilities include both consolidated and nonconsolidated facilities.

(c)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(d)
To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to a five day notice period.

As of December 31, 2015, assuming a long-term capital markets stress, we expect that our available liquidity would allow us to continue to fund all planned loan originations and meet all of our financial obligations for more than 36 months, assuming no issuance of unsecured debt or term securitizations.
In addition, our estimated Modified Liquidity Coverage Ratio at December 31, 2015, exceeded 100%. Refer to the section titled Certain Regulatory Matters in Item 1 for further discussion of our liquidity coverage ratio requirements.
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
The following table shows Ally Bank's number of accounts and deposit balances by type as of the end of each quarter since 2014.

($ in millions)	4th Quarter 2015	3rd Quarter 2015	2nd Quarter 2015	1st Quarter 2015	4th Quarter 2014	3rd Quarter 2014	2nd Quarter 2014	1st Quarter 2014
Number of retail accounts	1,969,562	1,931,380	1,874,632	1,818,770	1,731,105	1,698,585	1,641,327	1,589,441
Deposits
Retail	$55,437	$53,502	$51,750	$50,633	$47,954	$46,718	$45,934	$45,193
Brokered	10,723	10,180	9,844	9,835	9,866	9,673	9,665	9,662
Other (a)	89	91	89	79	64	73	75	70
Total deposits	$66,249	$63,773	$61,683	$60,547	$57,884	$56,464	$55,674	$54,925

(a)	Other deposits include mortgage escrow and other deposits (excluding intercompany deposits).
During 2015, the deposit base at Ally Bank grew $8.4 billion. The growth in total deposits has been primarily attributable to our retail deposit portfolio, particularly within our savings and money market accounts. Strong retention rates and customer acquisition continue to drive growth in retail deposits. Refer to Note 14 to the Consolidated Financial Statements for a summary of deposit funding by type.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During 2015, Ally Bank raised $3.9 billion through the completion of term securitization transactions backed by dealer floorplan and retail automotive loans and lease notes, which includes $1.0 billion through the completion of an off-balance sheet securitization transaction backed by retail automotive loans. Securitization has proven to be a reliable and cost-effective funding source. Additionally, for retail automotive loans and lease notes, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset, creating an effective tool for managing interest rate and liquidity risk.
We manage secured funding execution risk by maintaining a diverse investor base and available committed credit facility capacity. Ally Bank has exclusive access to private committed funding facilities of which the largest facility is a $3.25 billion syndicated credit facility comprised of eighteen lenders that can fund automotive retail and dealer floorplan loans, as well as leases. During March 2015, this facility was renewed and increased to $4.5 billion with the maturity extended to March 2017. In June 2015, $1.25 billion of commitment was transferred from Ally Bank to AFI (parent company), which reduced the Ally Bank capacity to $3.25 billion. Our ability to access the unused capacity in the secured facility depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges.
Ally Bank also has access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage and commercial real estate automotive finance receivables and loans. As of December 31, 2015, Ally Bank had pledged $14.9 billion of assets and investment securities to the FHLB resulting in $10.5 billion in total funding capacity with $9.4 billion of debt outstanding.
In addition, Ally Bank has access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The financial instruments sold in repurchase agreements typically include U.S. government and federal agency obligations. As of December 31, 2015, Ally Bank had no debt outstanding under repurchase agreements.
Additionally, Ally Bank has access to the Federal Reserve Bank Discount Window and can borrow funds to meet short-term liquidity demands. However, the Federal Reserve Bank is not a primary source of funding for day to day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. Ally Bank has assets pledged and restricted as collateral to the Federal Reserve Bank totaling $2.9 billion. Ally Bank had no debt outstanding with the Federal Reserve as of December 31, 2015.
Parent Company (Nonbank) Funding
Funding sources at the parent company generally consist of long-term unsecured debt, unsecured retail term notes, floating rate demand notes, committed credit facilities, asset-backed securitizations, and a modest amount of short-term borrowings. The parent company's ability to access unused capacity in secured facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges.
During 2015, we completed several transactions through the unsecured debt capital markets totaling $5.4 billion. In November, Ally Financial Inc. completed two transactions through the unsecured debt capital markets for $1.5 billion. We expect to continue accessing the unsecured debt capital markets as well as reducing our high-cost debt on an opportunistic basis.
In addition, we have short-term and long-term unsecured debt outstanding from retail term note programs. These programs generally consist of callable fixed-rate instruments with fixed-maturity dates. There were $397 million of retail term notes outstanding at December 31, 2015.
We obtain unsecured funding from the sale of floating rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.4 billion at December 31, 2015. Refer to Note 15 and Note 16 to the Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.
Secured funding continues to be a significant source of financing at the parent company. The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At December 31, 2015, $16.9 billion of our $17.2 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. Of our total committed funding capacity from revolving facilities, only our largest facility, a $9.25 billion revolving syndicated credit facility secured by automotive receivables, has a remaining tenor greater than 364 days as of December 31, 2015. In March 2015, this facility was renewed by a syndicate of eighteen lenders for $8 billion and extended until March 2017. In June 2015, $1.25 billion of commitment was transferred from Ally Bank to AFI (parent company), which increased the parent company capacity to $9.25 billion. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At December 31, 2015, there was $9.2 billion outstanding under this facility. In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets.
During 2015, the parent company raised $4.4 billion through public securitization transactions comprised of retail automotive loan collateral and the sale of retained secured notes.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

At December 31, 2015, the parent company had debt of $648 million outstanding under repurchase agreements.
Recent Funding Developments
During 2015, we accessed the public and private markets to execute secured funding transactions, whole-loan sales, unsecured funding transactions, and funding facility renewals totaling $35.6 billion. Key funding highlights from January 1, 2015, to date were as follows:

•
Ally Financial Inc. closed, renewed, increased, and/or extended $19.9 billion in credit facilities. The automotive credit facility renewal amount includes the March 2015 refinancing of $12.5 billion in credit facilities at both the parent company and Ally Bank with a syndicate of eighteen lenders. The $12.5 billion capacity is secured by retail, lease, and dealer floorplan automotive assets and is allocated to two separate facilities; one is a $9.25 billion facility which is available to the parent company, while the other is a $3.25 billion facility available to Ally Bank. Both facilities mature in March 2017.

•
Ally Financial Inc. continued to access the public and private term asset-backed securitization markets raising $8.3 billion, with $3.9 billion and $4.4 billion raised by Ally Bank and the parent company, respectively. Included in Ally Bank's funding for 2015 is one off-balance sheet securitization backed by retail automotive loans, which raised $1.0 billion. In addition, Ally Bank raised $2.5 billion related to three whole-loan sales comprised of retail automotive loans, approximately $500 million of which is considered an off-balance sheet credit facility and included in the total credit facility closures, renewals, increases, and extensions noted above.

•	Ally Financial Inc. accessed the unsecured debt capital markets during 2015 and raised $5.4 billion.

•	In January 2016, Ally Bank raised $795 million through a public securitization backed by retail automotive loans.
Funding Sources
The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.

December 31, ($ in millions)	Bank	Parent	Total	%
2015
Secured financings	$24,790	$25,129	$49,919	36
Institutional term debt	—	20,235	20,235	14
Retail debt programs (a)	—	3,850	3,850	3
Total debt (b)	24,790	49,214	74,004	53
Deposits (c)	66,249	229	66,478	47
Total on-balance sheet funding	$91,039	$49,443	$140,482	100
2014
Secured financings	$27,104	$20,717	$47,821	36
Institutional term debt	—	21,499	21,499	17
Retail debt programs (a)	—	3,670	3,670	3
Total debt (b)	27,104	45,886	72,990	56
Deposits (c)	57,884	319	58,203	44
Total on-balance sheet funding	$84,988	$46,205	$131,193	100

(a)	Includes $397 million and $332 million of Retail Term Notes at December 31, 2015, and December 31, 2014, respectively.

(b)	Excludes fair value adjustment as described in Note 25 to the Consolidated Financial Statements.

(c)	Bank deposits include retail, brokered, mortgage escrow, and other deposits. Parent deposits include dealer deposits. Intercompany deposits are not included.
Refer to Note 16 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at December 31, 2015.
Cash Flows
Net cash provided by operating activities was $5.1 billion for the year ended December 31, 2015, compared to $3.4 billion for the year ended December 31, 2014. The increase is primarily due to an increase of cash inflows from other assets and higher levels of operating income, as well as lower cash outflows from other liabilities and interest payable.
Net cash used in investing activities was $9.7 billion for the year ended December 31, 2015, compared to $3.2 billion cash used in the same period in 2014. The increase is primarily due to a $8.2 billion increase in net cash used in finance receivables and loans. Also contributing to the decrease is a $2.6 billion decrease in net cash provided by sales, maturities and repayment of available-for-sale securities, net of purchases, and a $1.4 billion decrease related to changes in restricted cash balances. This was partially offset by a decrease in net cash outflows from operating lease activity of $4.9 billion, and $1.0 billion in proceeds from the sale of a business unit.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Net cash provided by financing activities for the year ended December 31, 2015, was $5.5 billion, compared to $145 million cash used for the same period in 2014. The increase is due to net cash provided by short-term borrowings of $1.0 billion for the year ended December 31, 2015, compared to net cash used of $1.5 billion for the year ended December 31, 2014. Also contributing to the increase was an increase in deposits of $3.4 billion and cash used for the payment of long-term debt exceeded debt issuances by $2.5 billion for the year ended December 31, 2014. This was partially offset by an increase in dividends paid of $2.3 billion and the repurchase and redemption of preferred stock of $559 million in 2015.
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
Ally’s capital plan must include a description of all planned capital actions over a nine-quarter planning horizon. The capital plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital under baseline, adverse, and severely adverse economic scenarios, and serve as a source of strength to Ally Bank. The FRB must approve Ally's capital plan before Ally may take any capital action. Even with an approved capital plan, Ally must seek the approval of the FRB before making a capital distribution if, among other factors, Ally would not meet its regulatory capital requirements after making the proposed capital distribution. In addition to the Series G preferred stock redemptions and Series A preferred stock repurchase that occurred during 2015, as part of the 2015 CCAR process, Ally also received approval to repurchase or redeem the remaining approximately $700 million of Series A preferred stock as well as $500 million of our Trust Preferred Securities, which we expect will occur in the first half of 2016.  Ally expects that, by June 30, 2016 the FRB will either provide a notice of non-objection or object to our 2016 capital plan, which will be submitted to the FRB on April 5, 2016, with planned capital actions.
Regulatory Capital
Refer to Note 21 to the Consolidated Financial Statements and Selected Financial Data within this MD&A.
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
Off-balance Sheet Arrangements
Refer to Note 10 to the Consolidated Financial Statements.
Securitization
We are involved in several types of securitization and financing transactions that allow us to diversify funding sources by converting assets into cash earlier than what would have occurred in the normal course of business. Securitized assets include consumer and commercial

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

automotive loans, and operating leases. Information regarding our securitization activities is further described in Note 10 to the Consolidated Financial Statements.
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
Certain of these securitization transactions meet the criteria to be accounted for as off-balance sheet arrangements if we either do not hold a potentially significant economic interest or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Certain of our securitization transactions do not meet the required criteria to be accounted for as off-balance sheet arrangements; therefore, they are accounted for as secured borrowings. As secured borrowings, the underlying automotive finance retail contracts, wholesale loans, and automotive leases remain on our Consolidated Balance Sheet with the corresponding obligation (consisting of the beneficial interests issued by the securitization entity) reflected as debt. We recognize interest income on the finance receivables, automotive leases and loans, and interest expense on the beneficial interests issued by the securitization entity; and we provide for loan losses on the finance receivables and loans as incurred. At December 31, 2015, and 2014, $71.6 billion and $69.2 billion of our total assets, respectively, were related to secured borrowings. Refer to Note 16 to the Consolidated Financial Statements for further discussion.
As part of our securitization activities, we typically agree to service the transferred assets for a fee, and we may also earn other related fees. The amount of the fees earned is disclosed in Note 11 to the Consolidated Financial Statements. We may also retain a portion of senior and subordinated interests issued by the trusts. Subordinate interests typically provide credit support to the more highly rated senior interest in a securitization transaction and may be subject to all or a portion of the first loss position related to the sold assets. For off-balance sheet arrangements, these interests are reported as investment securities or other assets on our Consolidated Balance Sheet and are disclosed in Note 6 and Note 13 to the Consolidated Financial Statements. For secured borrowings, retained interests are not recognized as a separate asset on our Consolidated Balance Sheet.
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
Guarantees
Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. Our guarantees include standby letters of credit and certain contract provisions associated with securitizations, sales, and divestitures. Refer to Note 29 to the Consolidated Financial Statements for more information regarding our outstanding guarantees to third parties.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Aggregate Contractual Obligations
The following table provides aggregated information about our outstanding contractual obligations disclosed elsewhere in our Consolidated Financial Statements.

December 31, 2015 ($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractually obligated payments due by period
Long-term debt
Total (a)	$67,462	$11,384	$32,451	$13,096	$10,531
Scheduled interest payments for fixed-rate long-term debt	18,930	1,782	2,883	2,031	12,234
Estimated interest payments for variable-rate long-term debt (b)	742	254	339	121	28
Estimated net payments under interest rate swap agreements (b)	39	—	—	—	39
Lease commitments	263	39	65	60	99
Purchase obligations	101	47	51	3	—
Bank certificates of deposit	29,796	16,317	11,886	1,593	—
Total contractually obligated payments due by period	$117,333	$29,823	$47,675	$16,904	$22,931
Total other commitments by expiration period
Lending commitments	$2,132	$741	$194	$631	$566

(a)
Total long-term debt amount reflects the remaining principal obligation and excludes original issue discount of $1.4 billion and fair value adjustments of $331 million related to fixed-rate debt designated as a hedged item.

(b)
Estimate utilized a forecasted variable interest model, when available, or the applicable variable interest rate as of the most recent reset date prior to December 31, 2015. For additional information on derivative instruments and hedging activities, refer to Note 22.

The foregoing table does not include our reserves for insurance losses and loss adjustment expenses, which total $169 million at December 31, 2015. While payments due on insurance losses are considered contractual obligations because they related to insurance policies issued by us, the ultimate amount to be paid and the timing of payment for an insurance loss is an estimate subject to significant uncertainty. Furthermore, the timing on payment is also uncertain; however, the majority of the balance is expected to be paid out in less than five years.
The following provides a description of the items summarized in the preceding table of contractual obligations.
Long-term Debt
Amounts represent the scheduled maturity of long-term debt at December 31, 2015, assuming that no early redemptions occur. The maturity of secured debt may vary based on the payment activity of the related secured assets. The amounts presented are before the effect of any unamortized discount, debt issuance costs, or fair value adjustment. Refer to Note 16 to the Consolidated Financial Statements for additional information on our debt obligations. We primarily use interest rate swaps to manage interest rate risk associated with our secured and unsecured long term debt portfolio. These derivatives are recorded on the balance sheet at fair value. For additional information on derivatives, refer to Note 22 to the Consolidated Financial Statements.
Lease Commitments
We have obligations under various operating lease arrangements (primarily for real property) with noncancelable lease terms that expire after December 31, 2015. Refer to Note 29 to the Consolidated Financial Statements for additional information.
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
Lending Commitments
We have outstanding lending commitments with customers. The amounts presented represent the unused portion of those commitments at December 31, 2015. Refer to Note 29 to the Consolidated Financial Statements for additional information.

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
Valuation of Automotive Lease Assets and Residuals
We have significant investments in vehicles in our operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. At contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third party, independent data for reasonableness. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus a finance charge. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of lease assets.
To account for residual risk, we depreciate automotive operating lease assets to expected realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Periodically, we revise the projected value of the lease vehicle at termination based on current market conditions, and other relevant data points, and adjust depreciation expense appropriately over the remaining term of the lease. Impairment of the operating lease asset is assessed upon the occurrence of a triggering event. Triggering events are systemic, observed events impacting the used car market such as shocks to oil and gas prices that may indicate impairment of the operating lease asset. Impairment is determined to exist if the expected undiscounted cash flows generated from the operating lease assets are less than the carrying value of the operating lease assets. If the operating lease assets are impaired, they are written down to their fair value as estimated by discounted cash flows. There were no such impairment charges in 2015, 2014, or 2013.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We continue to believe it is more likely than not that the benefit for certain foreign tax credits, state net operating loss carryforwards, and state capital loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on the deferred tax assets relating to these carryforwards.
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

	2015			2014			2013
Year ended December 31, ($ in millions)	Average balance (a)	Interest income/Interest expense	Yield/rate	Average balance (a)	Interest income/Interest expense	Yield/rate	Average balance (a)	Interest income/Interest expense	Yield/rate
Assets
Interest-bearing cash and cash equivalents	$3,702	$8	0.22%	$4,328	$8	0.18%	$6,412	$10	0.16%
Federal funds sold and securities purchased under resale agreements	2	—	—	—	—	—	—	—	—
Investment securities (b)	16,702	356	2.13	15,729	347	2.21	15,195	300	1.97
Loans held-for-sale, net	884	40	4.52	16	1	6.25	600	20	3.33
Finance receivables and loans, net (c) (d)	104,294	4,570	4.38	100,148	4,457	4.45	97,467	4,529	4.65
Investment in operating leases, net (e)	18,058	1,149	6.36	18,789	1,325	7.05	16,028	1,214	7.57
Total interest-earning assets	143,642	6,123	4.26	139,010	6,138	4.42	135,702	6,073	4.48
Noninterest-bearing cash and cash equivalents	1,522			1,610			1,628
Other assets (f)	9,508			10,675			19,975
Allowance for loan losses	(985)			(1,173)			(1,192)
Total assets	$153,687			$150,122			$156,113
Liabilities
Interest-bearing deposit liabilities	$62,086	$718	1.16%	$55,838	$664	1.19%	$50,163	$654	1.30%
Short-term borrowings	6,289	49	0.78	6,308	52	0.82	4,858	63	1.30
Long-term debt (d)	66,100	1,662	2.51	67,881	2,067	3.05	66,336	2,602	3.92
Total interest-bearing liabilities	134,475	2,429	1.81	130,027	2,783	2.14	121,357	3,319	2.73
Noninterest-bearing deposit liabilities	85			69			536
Total funding sources (f)	134,560	2,429	1.81	130,096	2,783	2.14	121,893	3,319	2.72
Other liabilities (f)	4,302			5,231			15,448
Total liabilities	138,862			135,327			137,341
Total equity	14,825			14,795			18,772
Total liabilities and equity	$153,687			$150,122			$156,113
Net financing revenue		$3,694			$3,355			$2,754
Net interest spread (g)			2.45%			2.28%			1.75%
Net yield on interest-earning assets (h)			2.57%			2.41%			2.03%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Excludes equity investments with an average balance of $941 million, $865 million, and $995 million at December 31, 2015, 2014, and 2013, respectively, and related income on equity investments of $25 million, $20 million, and $25 million during the years ended December 31, 2015, 2014, and 2013, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to amortized cost.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements.

(d)	Includes the effects of derivative financial instruments designated as hedges.

(e)
Includes gains on sale of $351 million, $433 million, and $332 million for the years ended December 31, 2015, 2014, and 2013, respectively. Excluding these gains, the annualized yield would be 4.42%, 4.75%, and 5.50% at December 31, 2015, 2014, and 2013, respectively.

(f)	Includes average balances of discontinued operations for the years ended December 31, 2014, and 2013.

(g)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(h)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents an analysis of the changes in net financing revenue, volume and rate.

	2015 vs 2014 Increase (decrease) due to (a)			2014 vs 2013 Increase (decrease) due to (a)
Year ended December 31, ($ in millions)	Volume	Yield/rate	Total	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$—	$—	$—	$(4)	$2	$(2)
Investment securities	20	(11)	9	11	36	47
Loans held-for-sale, net	39	—	39	(29)	10	(19)
Finance receivables and loans, net	184	(71)	113	122	(194)	(72)
Investment in operating leases, net	(51)	(125)	(176)	199	(88)	111
Total interest-earning assets	$192	$(207)	$(15)	$299	$(234)	$65
Liabilities
Interest-bearing deposit liabilities	$72	$(18)	$54	$70	$(60)	$10
Short-term borrowings	—	(3)	(3)	16	(27)	(11)
Long-term debt	(53)	(352)	(405)	60	(595)	(535)
Total interest-bearing liabilities	$19	$(373)	$(354)	$146	$(682)	$(536)
Net financing revenue	$173	$166	$339	$153	$448	$601

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Outstanding Finance Receivables and Loans
The following table presents the composition of our on-balance sheet finance receivables and loans.

December 31, ($ in millions)	2015	2014	2013	2012	2011
Consumer
Consumer automotive	$64,292	$56,570	$56,417	$53,715	$63,459
Consumer mortgage	9,773	7,474	8,444	9,821	10,828
Total consumer	74,065	64,044	64,861	63,536	74,287
Commercial
Commercial and industrial
Automotive (a)	31,469	30,871	30,948	30,270	34,817
Mortgage	—	—	—	—	1,911
Other	2,640	1,882	1,664	2,697	1,241
Commercial real estate
Automotive	3,426	3,151	2,855	2,552	2,485
Mortgage	—	—	—	—	14
Total commercial loans	37,535	35,904	35,467	35,519	40,468
Total finance receivables and loans	$111,600	$99,948	$100,328	$99,055	$114,755
Loans held-for-sale	$105	$2,003	$35	$2,576	$8,557

(a)	Includes notes receivable from GM of $529 million at December 31, 2011.
Nonperforming Assets
The following table summarizes the nonperforming assets in our on-balance sheet portfolio.

December 31, ($ in millions)	2015	2014	2013	2012	2011
Consumer
Consumer automotive	$475	$386	$329	$260	$228
Consumer mortgage	128	177	192	382	549
Total consumer (a)	603	563	521	642	777
Commercial
Commercial and industrial
Automotive	25	32	116	146	223
Mortgage	—	—	—	—	—
Other	44	46	74	33	37
Commercial real estate
Automotive	8	4	14	37	67
Mortgage	—	—	—	—	12
Total commercial (b)	77	82	204	216	339
Total nonperforming finance receivables and loans	680	645	725	858	1,116
Foreclosed properties	10	10	10	8	82
Repossessed assets (c)	122	90	101	62	56
Total nonperforming assets	$812	$745	$836	$928	$1,254
Loans held-for-sale	$—	$8	$9	$25	$2,820

(a)
Interest revenue that would have been accrued on total consumer finance receivables and loans at original contractual rates was $51 million during the year ended December 31, 2015. Interest income recorded for these loans was $19 million during the year ended December 31, 2015.

(b)
Interest revenue that would have been accrued on total commercial finance receivables and loans at original contractual rates was $8 million during the year ended December 31, 2015. Interest income recorded for these loans was $5 million during the year ended December 31, 2015.

(c)
Repossessed assets exclude $8 million, $7 million, $7 million, $3 million, and $3 million of repossessed operating lease assets at December 31, 2015, December 31, 2014, 2013, 2012, and 2011, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Accruing Finance Receivables and Loans Past Due 90 Days or More
The following table presents our on-balance sheet accruing loans past due 90 days or more as to principal and interest.

December 31, ($ in millions)	2015	2014	2013	2012	2011
Consumer automotive	$—	$—	$—	$—	$3
Consumer mortgage	—	—	1	1	1
Total accruing finance receivables and loans past due 90 days or more (a)	$—	$—	$1	$1	$4
Loans held-for-sale	$—	$—	$—	$—	$73

(a)	There were no commercial on-balance sheet accruing loans past due 90 days or more as of December 31, 2015, 2014, 2013, 2012, and 2011.
Allowance for Loan Losses
The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	2015	2014	2013	2012	2011
Balance at January 1,	$977	$1,208	$1,170	$1,503	$1,873
Charge-offs	(892)	(776)	(737)	(776)	(880)
Recoveries	283	239	265	302	327
Net charge-offs	(609)	(537)	(472)	(474)	(553)
Provision for loan losses	707	457	501	329	161
Other (a)	(21)	(151)	9	(188)	22
Balance at December 31,	$1,054	$977	$1,208	$1,170	$1,503

(a)
Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale. Also includes provision for loan losses relating to discontinued operations of $65 million and $58 million for the years ended December 31, 2012, and 2011, respectively.

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2015		2014		2013		2012		2011
December 31, ($ in millions)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Consumer
Consumer automotive	$834	79.1	$685	70.1	$673	55.7	$575	49.2	$766	51.0
Consumer mortgage	114	10.8	152	15.6	389	32.2	452	38.6	516	34.3
Total consumer loans	948	89.9	837	85.7	1,062	87.9	1,027	87.8	1,282	85.3
Commercial
Commercial and industrial
Automotive	29	2.8	65	6.7	67	5.6	55	4.7	110	7.3
Mortgage	—	—	—	—	—	—	—	—	11	0.7
Other	53	5.0	42	4.2	50	4.1	48	4.1	53	3.6
Commercial real estate
Automotive	24	2.3	33	3.4	29	2.4	40	3.4	42	2.8
Mortgage	—	—	—	—	—	—	—	—	5	0.3
Total commercial loans	106	10.1	140	14.3	146	12.1	143	12.2	221	14.7
Total allowance for loan losses	$1,054	100.0	$977	100.0	$1,208	100.0	$1,170	100.0	$1,503	100.0

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Deposit Liabilities
The following table presents the average balances and interest rates paid for types of domestic deposits.

	2015		2014		2013
Year ended December 31, ($ in millions)	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate
Domestic deposits
Noninterest-bearing deposits	$85	—%	$69	—%	$536	—%
Interest-bearing deposits
Savings and money market checking accounts	31,608	0.91	24,296	0.82	18,223	0.83
Certificates of deposit	30,212	1.39	31,153	1.44	31,266	1.53
Dealer deposits	266	3.73	389	3.79	674	3.74
Total domestic deposit liabilities	$62,171	1.15%	$55,907	1.19%	$50,699	1.29%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.
The following table presents the amount of certificates of deposit in denominations of $100 thousand or more segregated by time remaining until maturity.

December 31, 2015 ($ in millions)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Certificates of deposit ($100,000 or more)	$1,922	$1,849	$3,164	$4,618	$11,553

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
Based on the assessment performed, management concluded that at December 31, 2015, Ally's internal control over financial reporting was effective based on the COSO criteria.
The independent registered public accounting firm, Deloitte & Touche LLP, has audited the Consolidated Financial Statements of Ally and has issued an attestation report on our internal control over financial reporting at December 31, 2015, as stated in its report, which is included herein.

/S/ JEFFREY J. BROWN	/S/ CHRISTOPHER A. HALMY
Jeffrey J. Brown	Christopher A. Halmy
Chief Executive Officer	Chief Financial Officer
February 24, 2016	February 24, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ally Financial Inc.:
We have audited the accompanying Consolidated Balance Sheet of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Equity, and Cash Flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 24, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ally Financial Inc.:
We have audited the internal control over financial reporting of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and our report dated February 24, 2016, expressed an unqualified opinion on those consolidated financial statements.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 24, 2016

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2015	2014	2013
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$4,570	$4,457	$4,529
Interest on loans held-for-sale	40	1	20
Interest and dividends on available-for-sale investment securities	381	367	325
Interest on cash and cash equivalents	8	8	10
Operating leases	3,398	3,558	3,209
Total financing revenue and other interest income	8,397	8,391	8,093
Interest expense
Interest on deposits	718	664	654
Interest on short-term borrowings	49	52	63
Interest on long-term debt	1,662	2,067	2,602
Total interest expense	2,429	2,783	3,319
Net depreciation expense on operating lease assets	2,249	2,233	1,995
Net financing revenue	3,719	3,375	2,779
Other revenue
Servicing fees	45	31	126
Servicing asset valuation and hedge activities, net	—	—	(213)
Total servicing income (loss), net	45	31	(87)
Insurance premiums and service revenue earned	940	979	1,012
Gain on mortgage and automotive loans, net	45	7	55
Loss on extinguishment of debt	(357)	(202)	(59)
Other gain on investments, net	155	181	180
Other income, net of losses	314	280	383
Total other revenue	1,142	1,276	1,484
Total net revenue	4,861	4,651	4,263
Provision for loan losses	707	457	501
Noninterest expense
Compensation and benefits expense	963	947	1,019
Insurance losses and loss adjustment expenses	293	410	405
Other operating expenses	1,505	1,591	1,981
Total noninterest expense	2,761	2,948	3,405
Income from continuing operations before income tax expense	1,393	1,246	357
Income tax expense (benefit) from continuing operations	496	321	(59)
Net income from continuing operations	897	925	416
Income (loss) from discontinued operations, net of tax	392	225	(55)
Net income	$1,289	$1,150	$361
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, (in dollars) (a)	2015	2014	2013
Basic earnings per common share
Net (loss) income from continuing operations	$(3.47)	$1.36	$(1.51)
Income (loss) from discontinued operations, net of tax	0.81	0.47	(0.13)
Net (loss) income	$(2.66)	$1.83	$(1.64)
Diluted earnings per common share
Net (loss) income from continuing operations	$(3.47)	$1.36	$(1.51)
Income (loss) from discontinued operations, net of tax	0.81	0.47	(0.13)
Net (loss) income	$(2.66)	$1.83	$(1.64)

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 20 for additional earnings per share information, including the impact of preferred stock dividends recognized in connection with the redemption of the Series G Preferred Stock and the repurchase of the Series A Preferred Stock. The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Comprehensive Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2015	2014	2013
Net income	$1,289	$1,150	$361
Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on investment securities
Net unrealized (losses) gains arising during the period	(39)	415	(159)
Less: Net realized gains reclassified to net income	99	167	186
Net change	(138)	248	(345)
Translation adjustments
Net unrealized losses arising during the period	(26)	(17)	(80)
Less: Net realized gains reclassified to net income	22	20	429
Net change	(48)	(37)	(509)
Net investment hedges
Net unrealized gains arising during the period	18	8	37
Less: Net realized losses reclassified to net income	(3)	—	(169)
Net change	21	8	206
Translation adjustments and net investment hedges, net change	(27)	(29)	(303)
Cash flow hedges
Net unrealized gains (losses) arising during the period	1	2	(1)
Less: Net realized losses reclassified to net income	—	—	(4)
Net change	1	2	3
Defined benefit pension plans
Net unrealized (losses) gains arising during the period	—	(15)	18
Less: Net realized gains (losses) reclassified to net income	1	(4)	(40)
Net change	(1)	(11)	58
Other comprehensive (loss) income, net of tax	(165)	210	(587)
Comprehensive income (loss)	$1,124	$1,360	$(226)
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
Ally Financial Inc. • Form 10-K

December 31, ($ in millions)	2015	2014
Assets
Cash and cash equivalents
Noninterest-bearing	$2,148	$1,348
Interest-bearing	4,232	4,228
Total cash and cash equivalents	6,380	5,576
Investment securities (refer to Note 6 for discussion of investment securities pledged as collateral)	17,157	16,137
Loans held-for-sale, net	105	2,003
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	111,600	99,948
Allowance for loan losses	(1,054)	(977)
Total finance receivables and loans, net	110,546	98,971
Investment in operating leases, net	16,271	19,510
Premiums receivable and other insurance assets	1,801	1,695
Other assets	6,321	7,105
Assets of operations held-for-sale	—	634
Total assets	$158,581	$151,631
Liabilities
Deposit liabilities
Noninterest-bearing	$89	$64
Interest-bearing	66,389	58,139
Total deposit liabilities	66,478	58,203
Short-term borrowings	8,101	7,062
Long-term debt	66,234	66,380
Interest payable	350	477
Unearned insurance premiums and service revenue	2,434	2,375
Accrued expenses and other liabilities	1,545	1,735
Total liabilities	145,142	136,232
Commitments and contingencies (refer to Note 29 and Note 30)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 482,790,696 and 480,136,039; and outstanding 481,980,111 and 480,094,891)	21,100	21,038
Preferred stock	696	1,255
Accumulated deficit	(8,110)	(6,828)
Accumulated other comprehensive loss	(231)	(66)
Treasury stock, at cost (810,585 shares)	(16)	—
Total equity	13,439	15,399
Total liabilities and equity	$158,581	$151,631
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

December 31, ($ in millions)	2015	2014
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$27,929	$30,081
Allowance for loan losses	(196)	(179)
Total finance receivables and loans, net	27,733	29,902
Investment in operating leases, net	4,791	5,595
Other assets	1,624	1,964
Total assets	$34,148	$37,461
Liabilities
Long-term debt	20,267	24,297
Accrued expenses and other liabilities	22	173
Total liabilities	$20,289	$24,470
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity
Ally Financial Inc. • Form 10-K

($ in millions)	Common stock and paid-in capital	Mandatorily convertible preferred stock held by U.S. Department of Treasury	Preferred stock	Accumulated deficit		Accumulated other comprehensive income (loss)	Treasury stock	Total equity
Balance at January 1, 2013	$19,668	$5,685	$1,255	$(7,021)		$311	$—	$19,898
Net income				361				361
Preferred stock dividends — U.S. Department of Treasury (a)				(543)				(543)
Preferred stock dividends				(267)				(267)
Other comprehensive loss						(587)		(587)
Increase in paid-in capital	1							1
Issuance of common stock	1,270							1,270
Repurchase of mandatorily convertible preferred stock held by U.S. Department of Treasury and elimination of share adjustment right		(5,685)		(240)				(5,925)
Balance at December 31, 2013	$20,939	$—	$1,255	$(7,710)		$(276)	$—	$14,208
Net income				1,150				1,150
Preferred stock dividends				(268)				(268)
Share-based compensation	99							99
Other comprehensive income						210		210
Balance at December 31, 2014	$21,038	$—	$1,255	$(6,828)		$(66)	$—	$15,399
Net income				1,289				1,289
Preferred stock dividends				(2,571)	(b)			(2,571)
Series A preferred stock repurchase			(325)					(325)
Series G preferred stock redemption			(234)					(234)
Share-based compensation	62							62
Other comprehensive loss						(165)		(165)
Share repurchases related to employee stock-based compensation awards							(16)	(16)
Balance at December 31, 2015	$21,100	$—	$696	$(8,110)		$(231)	$(16)	$13,439

(a)	Includes $8 million of preferred stock dividends paid to the U.S. Department of Treasury related to the period from November 15, 2013, through November 20, 2013.

(b)
Preferred stock dividends include $2,364 million recognized in connection with the redemption of the Series G Preferred Stock and the repurchase of the Series A Preferred Stock. These dividends represent an additional return to preferred shareholders calculated as the excess consideration paid over the carrying amount derecognized. Refer to Note 18 for additional preferred stock information.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2015	2014	2013
Operating activities
Net income	$1,289	$1,150	$361
Reconciliation of net income to net cash provided by operating activities
Depreciation, amortization and accretion, net	2,801	2,936	2,864
Changes in fair value of mortgage servicing rights	—	—	101
Provision for loan losses	707	457	570
Gain on sale of loans, net	(45)	(7)	(55)
Net gain on investment securities	(155)	(181)	(182)
Loss on extinguishment of debt	357	202	59
Originations and purchases of loans originated as held-for-sale	(1,770)	—	(6,235)
Proceeds from sales and repayments of loans held-for-sale	1,658	62	8,696
Impairment and settlement related to Residential Capital, LLC	—	(150)	(600)
(Gain) loss on sale of subsidiaries and joint ventures, net	(452)	7	(666)
Net change in
Deferred income taxes	565	117	(671)
Interest payable	(127)	(411)	(39)
Other assets	526	(132)	2,592
Other liabilities	(247)	(400)	(3,860)
Other, net	(12)	(247)	(434)
Net cash provided by operating activities	5,095	3,403	2,501
Investing activities
Purchases of available-for-sale securities	(12,250)	(5,417)	(12,304)
Proceeds from sales of available-for-sale securities	6,874	4,260	3,627
Proceeds from maturities and repayment of available-for-sale securities	4,255	2,657	5,509
Net increase in finance receivables and loans	(13,845)	(5,024)	(2,479)
Proceeds from sales of finance receivables and loans originated as held-for-investment	3,197	2,592	—
Purchases of operating lease assets	(4,685)	(9,884)	(9,196)
Disposals of operating lease assets	5,546	5,860	2,964
Sale of mortgage servicing rights	—	—	911
Proceeds from sale of business units, net (a)	1,049	47	7,444
Net change in restricted cash	264	1,625	(70)
Other, net	(152)	72	51
Net cash used in investing activities	(9,747)	(3,212)	(3,543)
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2015	2014	2013
Financing activities
Net change in short-term borrowings	1,028	(1,494)	1,591
Net increase in deposits	8,247	4,851	5,357
Proceeds from issuance of long-term debt	30,665	27,192	27,330
Repayments of long-term debt	(31,350)	(30,426)	(31,892)
Proceeds from issuance of common stock	—	—	1,270
Repurchase and redemption of preferred stock	(559)	—	—
Repurchase of mandatorily convertible preferred stock held by U.S. Department of Treasury and elimination of share adjustment right	—	—	(5,925)
Dividends paid	(2,571)	(268)	(810)
Net cash provided by (used in) financing activities	5,460	(145)	(3,079)
Effect of exchange-rate changes on cash and cash equivalents	(4)	(1)	45
Net increase (decrease) in cash and cash equivalents	804	45	(4,076)
Adjustment for change in cash and cash equivalents of operations held-for-sale (a) (b)	—	—	2,094
Cash and cash equivalents at beginning of year	5,576	5,531	7,513
Cash and cash equivalents at end of year	$6,380	$5,576	$5,531
Supplemental disclosures
Cash paid for
Interest	$2,632	$3,090	$3,827
Income taxes	96	8	75
Noncash items
Finance receivables and loans transferred to loans held-for-sale	1,311	4,631	18
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	68	38	51

(a)	The amounts are net of cash and cash equivalents of $1.6 billion at December 31, 2013, of business units at the time of disposition.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (referred to herein as Parent, Ally, we, our, or us) is a leading, independent, diversified, financial services firm. Founded in 1919, we are a leading financial services company with over 95 years of experience providing a broad array of financial products and services, primarily to automotive dealers and their retail customers. We operate as a financial holding company (FHC) and a bank holding company (BHC). Our banking subsidiary, Ally Bank, is an indirect, wholly-owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (internet, telephone, mobile, and mail) banking market.
Consolidation and Basis of Presentation
The Consolidated Financial Statements include the accounts of the Parent and its consolidated subsidiaries, to which it is deemed to possess control, after eliminating intercompany balances and transactions, and include all variable interest entities (VIEs) in which we are the primary beneficiary. Other entities in which we have invested and have the ability to exercise significant influence over operating and financial policies of the investee, but upon which we do not possess control, are accounted for by the equity method of accounting within the financial statements and they are therefore not consolidated. Refer to Note 10 for further details on our VIEs. Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Certain reclassifications may have been made to the prior periods’ financial statements and notes to conform to the current period’s presentation, which did not have a material impact on our Consolidated Financial Statements.
In the past, we have operated our international subsidiaries in a similar manner as we operate in the United States of America (U.S. or United States), subject to local laws or other circumstances that may cause us to modify our procedures accordingly. The financial statements of subsidiaries that operate outside of the United States generally are measured using the local currency as the functional currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income until the foreign subsidiaries are sold or substantially liquidated at which point the accumulated translation adjustments are recognized directly in earnings as part of the gain or loss on sale or liquidation. Income and expense items are translated at average exchange rates prevailing during the reporting period. The majority of our international operations have ceased and are included in discontinued operations.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect income and expenses during the reporting period and related disclosures. In developing the estimates and assumptions, management uses all available evidence; however, actual results could differ because of uncertainties associated with estimating the amounts, timing, and likelihood of possible outcomes. Our most significant estimates pertain to the allowance for loan losses, valuations of automotive lease assets and residuals, fair value of financial instruments, legal and regulatory reserves, and the determination of the provision for income taxes.
Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash on deposit at other financial institutions, cash items in process of collection, and certain highly liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents that have restrictions on our ability to withdraw the funds are included in other assets on our Consolidated Balance Sheet. The book value of cash equivalents approximates fair value because of the short maturities of these instruments and the insignificant risk they present to changes in value with respect to changes in interest rates. Certain securities with original maturities of three months or less from the date of purchase that are held as a portion of longer-term investment portfolios, primarily held by our Insurance operations, are classified as investment securities.
Investments
Our portfolio of investments includes various debt and marketable equity securities and nonmarketable equity investments. Debt and marketable equity securities are classified based on management’s intent to sell or hold the security. Our debt and marketable equity securities include government securities, corporate bonds, asset-backed securities (ABS), mortgage-backed securities (MBS), equity securities and other investments. Our portfolio currently includes securities classified as available-for-sale, which are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss.
We amortize premiums and discounts on debt securities as an adjustment to investment yield generally over the stated maturity of the security. For ABS and MBS where prepayments can be reasonably estimated, amortization is adjusted for expected prepayments.
Additionally, we assess our debt and marketable equity securities for potential other-than-temporary impairment. We employ a methodology that considers available evidence in evaluating potential other-than-temporary impairment of our debt and marketable equity securities classified as available-for-sale. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value. We also evaluate the financial health of and business outlook for the issuer, the performance of the underlying assets for interests in securitized assets, and our intent and ability to hold the investment through recovery of its amortized cost basis.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Once a decline in fair value of a debt security is determined to be other-than-temporary, an impairment charge for the credit component is recorded to other gain (loss) on investments, net, in our Consolidated Statement of Income, and a new cost basis in the investment is established. Noncredit component losses of a debt security are recorded in other comprehensive income (loss) when we do not intend to sell the security and it is not more likely than not that we will have to sell the security prior to the security's anticipated recovery. Unrealized losses that we have determined to be other-than-temporary on equity securities are recorded to other gain (loss) on investments, net in our Consolidated Statement of Income. Subsequent increases and decreases to the fair value of available-for-sale debt and equity securities are included in other comprehensive income (loss), so long as they are not attributable to another other-than-temporary impairment.
Realized gains and losses on investment securities are reported in other gain (loss) on investments, net, and are determined using the specific identification method. For information on our debt and marketable equity securities, refer to Note 6.
In addition to our investment securities, we hold nonmarketable equity investments. Our nonmarketable equity investments are carried at cost less any previously recognized impairment, reported in other assets, and include Federal Home Loan Bank (FHLB) stock held to meet regulatory requirements, certain equity investments in low income housing tax credits, and other equity investments that are not publicly traded and therefore do not have a readily determinable fair value. As conditions warrant, we review our investments carried at cost for impairment and will adjust the carrying value of the investment if it is deemed to be impaired. No impairment was recognized in 2015 or 2014. For more information on our nonmarketable equity investments, refer to Note 25.
Finance Receivables and Loans
Finance receivables and loans are reported at their gross carrying value which includes the principal amount outstanding, net of unamortized deferred fees and costs on originated loans, unamortized premiums and discounts on purchased loans, unamortized basis adjustments arising from the designation of finance receivables and loans as the hedged item in qualifying fair value hedge relationships, and cumulative principal charge-offs. We refer to the gross carrying value less the allowance for loan loss as the net carrying value in finance receivables and loans. Unearned rate support received from an automotive manufacturer on certain automotive loans, deferred origination fees and costs, and premiums and discounts on purchased loans, are amortized over the contractual life of the related finance receivable or loan using the effective interest method. We make various incentive payments for consumer automotive loan originations to automotive dealers and account for these payments as direct loan origination costs. Additionally, we make incentive payments to certain commercial automobile wholesale borrowers and account for these payments as a reduction to interest income in the period they are earned. Loan commitment fees are generally deferred and amortized over the commitment period. For information on finance receivables and loans, refer to Note 8.
We initially classify finance receivables and loans as either loans held-for-sale or loans held-for-investment based on management's assessment of our intent and ability to hold loans for the foreseeable future or until maturity. Management's view of the foreseeable future is based on the longest reasonably reliable net income, liquidity, and capital forecast period. Management's intent and ability with respect to certain loans may change from time to time depending on a number of factors, for example economic, liquidity, and capital conditions. In order to reclassify loans to held-for-sale, management must have the intent to sell the loans and reasonably identify the specific loans to be sold. Loans classified as held-for-sale are carried at the lower of their net carrying value or fair value, unless the fair value option was elected, in which case those loans are carried at fair value. Interest income is recognized based upon the contractual rate of interest on the loan and the unpaid principal balance. We report accrued interest receivable on finance receivables and loans in other assets on the Consolidated Balance Sheet.
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

•	Other — Consists of senior secured leveraged cash flow and asset based loans.

•	Commercial Real Estate — Automotive — Consists of term loans to finance dealership land and buildings.
Nonaccrual Loans
Generally, we recognize loans of all classes as past due when they are 30 days delinquent on making a contractually required payment, and loans are placed on nonaccrual status when principal or interest has been delinquent for 90 days or when full collection is not expected.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Interest income recognition is suspended when finance receivables and loans are placed on nonaccrual status. Additionally, amortization of premiums and discounts and deferred fees and costs ceases when finance receivables and loans are placed on nonaccrual. Exceptions include commercial real estate loans that are placed on nonaccrual status when delinquent for 60 days or when full collection is not probable, if sooner. Additionally, our policy is to generally place all loans that have been modified in troubled debt restructurings (TDRs) on nonaccrual status until the loan has been brought fully current, the collection of contractual principal and interest is reasonably assured, and six consecutive months of repayment performance is achieved. In certain cases, if a borrower has been current up to the time of the modification and repayment of the debt subsequent to the modification is reasonably assured, we may choose to continue to accrue interest on the loan.
Loans on nonaccrual are reported as nonperforming loans in Note 8. The receivable for interest income that is accrued, but not collected, at the date finance receivables and loans are placed on nonaccrual status is reversed against interest income and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Generally, finance receivables and loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.
Impaired Loans
Loans of all classes are considered impaired when we determine it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
For all classes of consumer loans, impaired loans include all loans that have been modified in TDRs.
Commercial loans of all classes are considered impaired on an individual basis and reported as impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement.
With the exception of certain consumer TDRs that have been returned to accruing status, for all classes of impaired loans, income recognition is consistent with that of nonaccrual loans discussed above. Impaired loans may return to accrual status as discussed in the preceding nonaccrual loan section at which time, the normal accrual of interest income resumes. For collateral dependent loans, if the recorded investment in impaired loans exceeds the fair value of the collateral, a charge-off is recorded consistent with the TDR discussion below.
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
For consumer loans of all classes, various qualitative factors are utilized for assessing the financial difficulty of the borrower. These include, but are not limited to, the borrower's default status on any of its debts, bankruptcy and recent changes in financial circumstances (loss of job, etc.). A concession has been granted when as a result of the modification we do not expect to collect all amounts due, including interest accrued at the original contract rate. Types of modifications that may be considered concessions include, but are not limited to, extensions of terms at a rate that does not constitute a market rate, a reduction, deferral or forgiveness of principal or interest owed and loans that have been discharged in a Chapter 7 Bankruptcy and have not been reaffirmed by the borrower.
In addition to the modifications noted above, in our consumer automotive portfolio segment of loans we also provide extensions or deferrals of payments to borrowers whom we deem to be experiencing only temporary financial difficulty. In these cases, there are limits within our operational policies to minimize the number of times a loan can be extended, as well as limits to the length of each extension, including a cumulative cap over the life of the loan. Before offering an extension or deferral, we evaluate the capacity of the customer to make the scheduled payments after the deferral period. During the deferral period, we continue to accrue and collect interest on the loan as part of the deferral agreement. We grant these extensions or deferrals when we expect to collect all amounts due including interest accrued at the original contract rate.
A restructuring that results in only a delay in payment that is deemed to be insignificant is not a concession and the modification is not considered to be a TDR. In order to assess whether a restructuring that results in a delay in payment is insignificant, we consider the amount of the restructured payments subject to delay in conjunction with the unpaid principal balance or the collateral value of the loan, whether or not the delay is significant with respect to the frequency of payments under the original contract, or the loan's original expected duration. In the cases where payment extensions on our automotive loan portfolio cumulatively extend beyond 90 days and are more than 10% of the original contractual term or where the cumulative payment extension is beyond 180 days, we deem the delay in payment to be more than insignificant, and as such, classify these types of modifications as TDRs. Otherwise, we believe that the modifications do not represent a concessionary modification and accordingly, they are not classified as TDRs.
For commercial loans of all classes, similar qualitative factors are considered when assessing the financial difficulty of the borrower. In addition to the factors noted above, consideration is also given to the borrower's forecasted ability to service the debt in accordance with the contractual terms, possible regulatory actions and other potential business disruptions (e.g., the loss of a significant customer or other revenue stream). Consideration of a concession is also similar for commercial loans. In addition to the factors noted above, consideration is also given to whether additional guarantees or collateral have been provided.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

For all loans, TDR classification typically results from our loss mitigation activities. For loans held-for-investment that are not carried at fair value and are TDRs, impairment is typically measured based on the difference between the gross carrying value of the loan and the present value of the expected future cash flows of the loan. The loan may also be measured for impairment based on the fair value of the underlying collateral less costs to sell for loans that are collateral dependent. We recognize impairment by either establishing a valuation allowance or recording a charge-off.
The financial impacts of modifications that meet the definition of a TDR are reported in the period in which they are identified as TDRs. Additionally, if a loan that is classified as a TDR redefaults within twelve months of the modification, we are required to disclose the instances of redefault. For the purpose of this disclosure, we have determined that a loan is considered to have redefaulted when the loan meets the requirements for evaluation under our charge-off policy except for commercial loans where redefault is defined as 90 days past due. Impaired loans may return to accrual status as discussed in the preceding nonaccrual loan section at which time, the normal accrual of interest income resumes.
Net Charge-offs
We disclose the measurement of net charge-offs as the amount of gross charge-offs recognized less recoveries received. Gross charge-offs reflect the amount of the gross carry value directly written-off. Generally, we recognize recoveries when they are received and record them as a reduction to provision for loan losses. As a general rule, consumer automotive loans are written down to estimated collateral value, less costs to sell, once a loan becomes 120 days past due. In our consumer mortgage portfolio segment, first-lien mortgages and a subset of our home equity portfolio that are secured by real estate in a first-lien position are written down to the estimated fair value of the collateral, less costs to sell, once a mortgage loan becomes 180 days past due. Consumer mortgage loans that represent second-lien positions are charged off at 180 days past due. Consumer mortgage loans within our second-lien portfolio in bankruptcy that are 60 days past due are fully charged off within 60 days of receipt of notification of filing from the bankruptcy court. Consumer automotive and first-lien consumer mortgage loans in bankruptcy that are 60 days past due are written down to the estimated fair value of the collateral, less costs to sell, within 60 days of receipt of notification of filing from the bankruptcy court. Regardless of other timelines noted within this policy, loans are considered collateral dependent once foreclosure or repossession proceedings begin and are charged-off to the estimated fair value of the underlying collateral, less costs to sell at that time.
Commercial loans are individually evaluated and where collectability of the recorded balance is in doubt are written down to the estimated fair value of the collateral less costs to sell. Generally, all commercial loans are charged-off when it becomes unlikely that the borrower is willing or able to repay the remaining balance of the loan and any underlying collateral is not sufficient to recover the outstanding principal. Collateral dependent loans are charged-off to the fair market value of collateral less costs to sell when appropriate and noncollateral dependent loans are fully written-off.
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
Measurement of impairment for specific reserves is generally determined on a loan-by-loan basis. Loans determined to be specifically impaired are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, an observable market price, or the estimated fair value of the collateral less estimated costs to sell when appropriate, whichever is determined to be the most appropriate. When these measurement values are lower than the carrying value of that loan, impairment is recognized. Loans that are not identified as individually impaired are pooled with other loans with similar risk characteristics for evaluation of impairment for the portfolio-level allowance.
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
During 2015, we did not substantively change any material aspect of our overall approach used to determine the allowance for loan losses for our portfolio segments. There were no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan losses for our portfolio segments.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Refer to Note 8 for information on the allowance for loan losses.
Consumer Loans
Our consumer automotive and consumer mortgage portfolio segments are reviewed for impairment based on an analysis of loans that are grouped into common risk categories. We perform periodic and systematic detailed reviews of our lending portfolios to identify inherent risks and to assess the overall collectability of those portfolios. Loss models are utilized for these portfolios, which consider a variety of credit quality indicators including, but not limited to, historical loss experience, current economic conditions, anticipated repossessions or foreclosures based on portfolio trends, and credit scores, and expected loss factors by loan type.
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
The forecasted losses consider historical factors such as frequency (the number of contracts that we expect to default) and loss severity (the loss amount of contracts we expect to default). The loss severity within the consumer automotive portfolio segment is impacted by the market values of vehicles that are repossessed. Vehicle market values are affected by numerous factors including vehicle supply, the condition of the vehicle upon repossession, the overall price and volatility of gasoline or diesel fuel, consumer preference related to specific vehicle segments, and other factors.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Securitizations and Variable Interest Entities
We securitize, transfer, and service consumer and commercial automotive loans and operating leases. Securitization transactions typically involve the use of VIEs and are accounted for either as sales or secured borrowings. We may retain economic interests in the securitized and sold assets, which are generally retained in the form of senior or subordinated interests, interest- or principal-only strips, cash reserves, residual interests, and servicing rights.
In order to conclude whether or not a variable interest entity is required to be consolidated, careful consideration and judgment must be given to our continuing involvement with the variable interest entity. In circumstances where we have both the power to direct the activities of the entity that most significantly impact the entity's performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, we would conclude that we would consolidate the entity, which would also preclude us from recording an accounting sale on the transaction. In the case of a consolidated variable interest entity, the accounting is consistent with a secured borrowing, (e.g., we continue to carry the loans and we record the related securitized debt on our Consolidated Balance Sheet).
In transactions where we are not determined to be the primary beneficiary of the VIE, we then must determine whether or not we achieve a sale for accounting purposes. In order to achieve a sale for accounting purposes, the assets being transferred must be legally isolated, not be constrained by restrictions from further transfer, and be deemed to be beyond our control. If we were to fail any of the three criteria for sale accounting, the accounting would be consistent with the preceding paragraph (i.e., a secured borrowing). Refer to Note 10 for discussion on VIEs.
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
Gains or losses on off-balance sheet securitizations and sales are reported in gain (loss) on mortgage and automotive loans, net, in our Consolidated Statement of Income. Retained interests, as well as any purchased securities, are generally included in available-for-sale investment securities and follow the accounting as described above or are classified in other assets. Retained interests that are included in other assets are reported at fair value and include cash reserves and certain noncertificated residual interests.
We retain servicing responsibilities for all of our consumer and commercial automotive loan and operating lease securitizations. We may receive servicing fees for off-balance sheet securitizations based on the securitized loan balances and certain ancillary fees, all of which are reported in servicing fees in the Consolidated Statement of Income. Typically, the fee we are paid for servicing consumer automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability.
Whether on- or off-balance sheet, the investors in the securitization trusts generally have no recourse to our assets outside of customary market representation and warranty repurchase provisions.
Repossessed and Foreclosed Assets
Assets are classified as repossessed and foreclosed and included in other assets when physical possession of the collateral is taken, which includes the transfer of title through foreclosure or other similar proceedings. Repossessed and foreclosed assets are carried at the lower of the outstanding balance at the time of repossession or foreclosure or the fair value of the asset less estimated costs to sell. Losses on the revaluation of repossessed and foreclosed assets are recognized as a charge-off of the allowance for loan losses at the time of repossession. Declines in value after repossession are charged to other operating expenses for loans and depreciation expense for operating lease assets as incurred.
Investment in Operating Leases
Investment in operating leases, net represents the automobiles that are underlying the automotive lease contracts and is reported at cost, less accumulated depreciation and net of impairment charges and origination fees or costs. Depreciation of vehicles is recorded on a straight-line basis to an estimated residual value over the lease term. Manufacturer support payments that we receive upfront are treated as a reduction to the cost-basis in the underlying lease asset, which has the effect of reducing depreciation expense over the life of the contract. We periodically evaluate our depreciation rate for leased vehicles based on expected residual values and adjust depreciation expense over the remaining life of the lease if deemed appropriate. Income from operating lease assets that includes lease origination fees, net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term.
We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
used vehicle supply. This internally-generated data is compared against third party, independent data for reasonableness and analysis. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary based on market considerations and portfolio characteristics. Impairment is determined to exist if fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. No impairment was recognized in 2015, 2014, or 2013. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. We accrue rental income on our operating leases when collection is reasonably assured. We generally discontinue the accrual of revenue on operating leases at the time an account is determined to be uncollectible, at the earliest of time of repossession, within 60 days of bankruptcy notification and greater than 60 days past due, or greater than 120 days past due.
When a lease vehicle is returned to us, the asset is reclassified from investment in operating leases, net, to other assets and recorded at the lower-of-cost or estimated fair value, less costs to sell, on our Consolidated Balance Sheet.
Impairment of Long-lived Assets
The net carrying value of long-lived assets (including property and equipment) are evaluated for impairment whenever events or changes in circumstances indicate that their net carrying values may not be recoverable from the estimated undiscounted future cash flows expected to result from their use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of their net carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment is measured as the amount by which the net carrying amount of the assets exceeds the fair value estimated using a discounted cash flow method. No material impairment was recognized in 2015, 2014, or 2013.
An impairment test on an asset group to be sold or otherwise disposed of is performed upon occurrence of a triggering event or when certain criteria are met (e.g., the asset is planned to be disposed of within twelve months, appropriate levels of authority have approved the sale, there is an active program to locate a buyer, etc.), which cause the disposal group to be classified as held-for-sale. Long-lived assets held-for-sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell. If the net carrying value of the assets held-for-sale exceeds the fair value less cost to sell, we recognize an impairment loss based on the excess of the net carrying amount over the fair value of the assets less cost to sell. Refer to Note 2 for a discussion of discontinued and held-for-sale operations.
Property and Equipment
Property and equipment stated at cost, net of accumulated depreciation and amortization, are reported in other assets on our Consolidated Balance Sheet. Included in property and equipment are certain buildings, furniture and fixtures, leasehold improvements, company vehicles, IT hardware and software, and capitalized software costs. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, which generally ranges from three to thirty years. Capitalized software is generally amortized on a straight-line basis over its useful life, which generally ranges from three to five years. Capitalized software that is not expected to provide substantive service potential or for which development costs significantly exceed the amount originally expected is considered impaired and written down to fair value. Software expenditures that are considered general, administrative, or of a maintenance nature are expensed as incurred.
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
Deferred Policy Acquisition Costs
Certain commissions, that are primarily related to and vary with the production of business, are deferred and recorded in other assets. Deferred policy acquisition costs are amortized over the terms of the related policies and service contracts on the same basis as premiums and service revenue are earned. We group costs incurred for acquiring like contracts and consider anticipated investment income in determining the recoverability of these costs.
Reserves for Insurance Losses and Loss Adjustment Expenses
Reserves for insurance losses and loss adjustment expenses are reported in accrued expenses and other liabilities on our Consolidated Balance Sheet. They are established for the unpaid cost of insured events that have occurred as of a point in time. More specifically, the reserves for insurance losses and loss adjustment expenses represent the accumulation of estimates for both reported losses and those incurred, but not reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against the provision for insurance losses and loss adjustment expenses. Reserves are established for each business at the lowest meaningful level of homogeneous data. Since the reserves are based on estimates, the ultimate liability may vary from such estimates. The estimates are regularly reviewed and adjustments, which can potentially be significant, are included in earnings in the period in which they are deemed necessary.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Legal and Regulatory Reserves
Reserves for legal and regulatory matters are established when those matters present loss contingencies that are both probable and estimable, with a corresponding amount recorded to other operating expense. In cases where we have an accrual for losses, it is our policy to include an estimate for probable and estimable legal expenses related to the case. If, at the time of evaluation, the loss contingency related to a legal or regulatory matter is not both probable and estimable, we do not establish an accrued liability. We continue to monitor legal and regulatory matters for further developments that could affect the requirement to establish a liability or that may impact the amount of a previously established liability. There may be exposure to loss in excess of any amounts recognized. For certain other matters where the risk of loss is determined to be reasonably possible, estimable, and material to the financial statements, disclosure regarding details of the matter and an estimated range of loss is required. The estimated range of possible loss does not represent our maximum loss exposure. Financial statement disclosure is also required for matters that are deemed probable or reasonably possible, material to the financial statements, but for which an estimated range of loss is not possible to determine. While we believe our reserves are adequate, the outcome of legal and regulatory proceedings is extremely difficult to predict and we may settle claims or be subject to judgments for amounts that differ from our estimates. For information regarding the nature of all material contingencies, refer to Note 30.
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
Derivative Instruments and Hedging Activities
We primarily use derivative instruments for risk management purposes. Some of our derivative instruments are designated in qualifying hedge accounting relationships; other derivative instruments do not qualify for hedge accounting or are not elected to be designated in a qualifying hedging relationship. In accordance with applicable accounting standards, all derivative instruments, whether designated for hedge accounting or not, are required to be recorded on the balance sheet as assets or liabilities and measured at fair value. Additionally, we have elected to report the fair value amounts recognized for derivative financial instruments, including the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement, on the Consolidated Balance Sheet on a gross basis where we do not have the intent to offset. For additional information on derivative instruments and hedging activities, refer to Note 22.
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
Changes in the fair value of derivative instruments that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in the current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in accumulated other comprehensive income, and recognized in the income statement when the hedged cash flows affect earnings. For a qualifying net investment hedge, the gain or loss is reported in accumulated other comprehensive income as part of the cumulative translation adjustment. The ineffective portions of fair value, cash flow, and net investment hedges are immediately recognized in earnings, along with the portion of the change in fair value that is excluded from the assessment of hedge effectiveness, if any.
The hedge accounting treatment described herein is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed or is assessed to be no longer highly effective. For these terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the hedged asset or liability and are recognized into income over the remaining life of the asset or liability. For terminated cash flow hedges, unless it is probable that the forecasted cash flows will not occur within a specified period, any changes in fair value of the derivative financial instrument previously recognized remain in accumulated other comprehensive income, and are reclassified into earnings in the same period that the hedged cash flows affect earnings. The previously recognized gain or loss for a net investment hedge continues to remain in accumulated other comprehensive income until earnings are impacted by sale or liquidation of the associated foreign operation. In all instances, after hedge accounting is no longer applied, any subsequent changes in fair value of the derivative instrument will be recorded into earnings.
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
Share-based Compensation
Under accounting guidance for share-based compensation, compensation cost recognized includes the cost of share-based awards. For equity classified share-based awards, compensation cost is ratably charged to expense based on the grant date fair value of the awards over the applicable service periods. For liability classified share-based awards, the associated liability is remeasured quarterly at fair value until they are paid, with changes in fair value charged to compensation expense in the period in which the change occurs. Refer to Note 24 for a discussion of our share-based compensation plans.
Foreign Exchange
Foreign-denominated assets and liabilities resulting from foreign-currency transactions are valued using period-end foreign-exchange rates and the results of operations and cash flows are determined using approximate weighted average exchange rates for the period. Translation adjustments are related to foreign subsidiaries using local currency as their functional currency and are reported as a separate component of accumulated other comprehensive income. We may elect to enter into foreign-currency derivatives to mitigate our exposure to changes in foreign-exchange rates. Refer to the Derivative Instruments and Hedging Activities section above for a discussion of our hedging activities of the foreign-currency exposure of a net investment in a foreign operation.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Imputation of Interest — Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03) and Imputation of Interest — Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15)
As of December 31, 2015, we adopted ASU 2015-03 and ASU 2015-15. The amendments in ASU 2015-03 require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Historically, debt issuance costs were presented as a deferred charge and were therefore presented as an asset. The amendments in ASU 2015-15 codified comments made by the SEC that costs associated with revolving lines of credit may continue to be presented as an asset subsequent to the adoption of the guidance in ASU 2015-03. The amendments were applied retrospectively to all periods presented. The impact of adopting the standard was a reduction to other assets of $190 million and $197 million, a reduction to long-term debt of $168 million and $178 million and a reduction to interest-bearing deposit liabilities of $22 million and $19 million at December 31, 2015, and December 31, 2014, respectively.
Recently Issued Accounting Standards
Revenue from Contracts with Customers (ASU 2014-09) and Revenue from Contracts with Customers — Deferral of the Effective Date (ASU 2015-14)
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09. The purpose of this guidance is to streamline and consolidate existing revenue recognition principles in GAAP and to converge revenue recognition principles with International Financial Reporting Standards (IFRS). The core principle of the amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the main principle, guidance on the accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. As originally issued, the amendments in ASU 2014-09 were to be effective for us beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the guidance for us until January 1, 2018, and permitted early adoption as of the original effective date in ASU 2014-09. The amendments to the revenue recognition principles can be applied on adoption either through a full retrospective application or on a modified basis with a cumulative effect adjustment on the date of initial adoption with certain practical expedients. Management is in the process of completing a scoping assessment in order to determine the impact of the adoption of this guidance.
Consolidation — Amendments to the Consolidation Analysis (ASU 2015-02)
In February 2015, the FASB issued ASU 2015-02. The amendments in this update modify the requirements of consolidation with respect to entities that are or are similar in nature to limited partnerships or are VIEs. For entities that are or are similar to limited partnerships, the guidance clarifies the evaluation of kick-out rights, removes the presumption that the general partner will consolidate and generally states that such entities will be presumed to be VIEs unless proven otherwise. For VIEs, the guidance modifies the analysis related to the evaluation of servicing fees, excludes servicing fees that are deemed commensurate with the level of service required from the determination of the primary beneficiary and clarifies certain considerations related to the consolidation analysis when performing a related party assessment. The amendments are effective for us on January 1, 2016, with early adoption permitted. The amendments can be applied either through a full retrospective application or on a modified retrospective basis with a cumulative effect adjustment on the date of initial adoption. Based on our preliminary assessment within our ongoing implementation efforts, we do not believe this guidance will have a material impact on our consolidated financial condition or results of operations.
Financial Instruments — Recognition and Measurement of Financial Assets (ASU 2016-01)
In January 2016, the FASB issued ASU 2016-01. The amendments in this update modify the requirements related to the measurement of certain financial instruments in the statement of financial condition and results of operation. For equity investments (other than investments accounted for using the equity method), entities must measure such instruments at fair value with changes in fair value recognized in net income. Reporting entities may continue to elect to measure equity investments which do not have a readily determinable fair value at cost with adjustments for impairment and observable changes in price. In addition, for a liability (other than a derivative liability) that an entity measures at fair value, any change in fair value related to the instrument-specific credit risk, that is the entity’s own-credit, should be presented separately in other comprehensive income and not as a component of net income. The amendments are effective for us on January 1, 2018, with early adoption permitted solely for the instrument-instrument specific credit risk for liabilities measured at fair value. The amendments must be applied on a modified retrospective basis with a cumulative effect adjustment as of the beginning of the fiscal year of initial adoption. Management is currently evaluating the impact of the amendments. However, we do expect additional volatility in our consolidated results of operations as a result of the requirement to measure equity investments at fair value with changes in the fair value recognized in net income upon adoption.
2.     Discontinued and Held-for-sale Operations
Discontinued Operations
Prior to the adoption of ASU 2014-08, which was prospectively applied only to newly identified disposals that qualified as discontinued operations beginning after January 1, 2015, we classified operations as discontinued when operations and cash flows will be eliminated from our ongoing operations and we do not expect to retain any significant continuing involvement in their operations after the respective sale or disposal transactions. For all periods presented, the operating results for these discontinued operations have been removed from continuing operations and presented separately as discontinued operations, net of tax, in the Consolidated Statement of Income. The Notes to the Consolidated Financial Statements have been adjusted to exclude discontinued operations unless otherwise noted.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Select Mortgage Operations
During the first quarter of 2013, the operations of our former subsidiary Residential Capital, LLC (ResCap) were classified as discontinued.
Select Insurance Operations
During the first quarter of 2013, we completed the sale of our U.K.-based operations. During the second quarter of 2013, we sold our Mexican insurance business, ABA Seguros.
Select Automotive Finance Operations
During the fourth quarter of 2012, we committed to sell our operations in Europe and Latin America to General Motors Financial Company, Inc. (GMF). On the same date, we entered into an agreement with GMF to sell our 40% interest in a motor vehicle finance joint venture in China. During the first quarter of 2013, we sold our Canadian automotive finance operations, Ally Credit Canada Limited and ResMor Trust. During the second quarter of 2013, we completed the sale of our operations in Europe and the majority of Latin America. The transaction included European operations in Germany, the United Kingdom, Italy, Sweden, Switzerland, Austria, Belgium, France and the Netherlands, and Latin America operations in Mexico, Chile, and Colombia. During the fourth quarter of 2013, we completed the sale of our Latin American operations in Brazil.
On January 2, 2015, the sale of our interest in the motor vehicle finance joint venture in China was completed and an after-tax gain of approximately $400 million was recorded. The tax expense included in this gain was reduced by the release of the valuation allowance on our capital loss carryforward deferred tax asset that was utilized to offset capital gains stemming from this sale.
Select Corporate and Other Operations
During the second quarter of 2014, we ceased operations of our Corporate Finance Group's Canadian operation, and classified this business as discontinued.
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

Year ended December 31, ($ in millions)	2015	2014	2013
Select Mortgage operations
Total net revenue	$—	$—	$—
Pretax loss including direct costs to transact a sale (a) (b)	(7)	(4)	(1,741)
Tax benefit (c)	(3)	(87)	(592)
Select Insurance operations
Total net revenue	$—	$—	$190
Pretax income including direct costs to transact a sale (a)	3	6	319	(d)
Tax expense (benefit) (c)	1	6	(14)
Select Automotive Finance operations
Total net revenue	$—	$123	$572
Pretax income including direct costs to transact a sale (a)	452	129	660	(e)
Tax expense (benefit) (c)	80	7	(101)
Select Corporate and Other operations
Total net revenue	$—	$—	$—
Pretax income	20	23	—
Tax (benefit) expense	(2)	3	—

(a)	Includes certain treasury and other corporate activity recognized by Corporate and Other.

(b)	Includes amounts related to our former ResCap subsidiary.

(c)	Includes certain income tax activity recognized by Corporate and Other.

(d)	Includes recognized pretax gain of $274 million in connection with the sale of our Mexican insurance business, ABA Seguros.

(e)
Includes recognized pretax loss of $488 million in connection with the sale of our European and Latin American automotive finance operations and pretax gain of $888 million in connection with the sale of our Canadian automotive finance operations, Ally Credit Canada Limited and ResMor Trust.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Held-for-sale Operations
Assets of operations held-for-sale consisted of $634 million in other assets at December 31, 2014, related to the joint venture in China that was sold to GMF on January 2, 2015. No held-for-sale operations remain at December 31, 2015.
3.    Insurance Premiums and Service Revenue Earned
The following table is a summary of insurance premiums and service revenue written and earned.

	2015		2014		2013
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned
Insurance premiums
Direct	$313	$296	$294	$282	$270	$305
Assumed	2	16	43	54	61	58
Gross insurance premiums	315	312	337	336	331	363
Ceded	(184)	(125)	(156)	(117)	(172)	(120)
Net insurance premiums	131	187	181	219	159	243
Service revenue	846	753	842	760	838	769
Insurance premiums and service revenue written and earned	$977	$940	$1,023	$979	$997	$1,012
4.     Other Income, Net of Losses
Details of other income, net of losses, were as follows.

Year ended December 31, ($ in millions)	2015	2014	2013
Remarketing fees	$101	$112	$82
Late charges and other administrative fees	90	88	94
Income from equity-method investments	52	18	15
Mortgage processing fees and other mortgage income	—	—	81
Fair value adjustment on derivatives (a)	(8)	(31)	24
Other, net	79	93	87
Total other income, net of losses	$314	$280	$383

(a)	Refer to Note 22 for a description of derivative instruments and hedging activities.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

5.     Other Operating Expenses
Details of other operating expenses were as follows.

Year ended December 31, ($ in millions)	2015	2014	2013
Insurance commissions	$378	$374	$370
Technology and communications	267	334	346
Lease and loan administration	126	122	173
Advertising and marketing	107	111	136
Professional services	93	100	176
Premises and equipment depreciation	82	81	81
Regulatory and licensing fees	79	87	116
Vehicle remarketing and repossession	78	83	60
Occupancy	50	47	44
Provision for legal and regulatory settlements (a)	45	4	105
Non-income taxes	29	40	35
Mortgage representation and warranty obligation, net	(13)	(10)	104
Other	184	218	235
Total other operating expenses	$1,505	$1,591	$1,981

(a)
Results for the year ended December 31, 2013, include a $98 million settlement charge related to Consent Orders issued by the Consumer Financial Protection Bureau (CFPB) and the U.S. Department of Justice (DOJ) pertaining to the allegation of disparate impact in the automotive finance business. Refer to Note 30 for additional details.

6.     Investment Securities
Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows.

	2015				2014
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
December 31, ($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,760	$—	$(19)	$1,741	$1,195	$1	$(18)	$1,178
U.S. States and political subdivisions	693	24	(1)	716	389	17	—	406
Foreign government	169	8	—	177	224	8	—	232
Mortgage-backed residential (a)	10,459	52	(145)	10,366	10,431	119	(125)	10,425
Mortgage-backed commercial	486	—	(5)	481	254	—	(1)	253
Asset-backed	1,762	1	(8)	1,755	1,989	5	(3)	1,991
Corporate debt	1,213	8	(17)	1,204	734	14	(2)	746
Total debt securities (b) (c)	16,542	93	(195)	16,440	15,216	164	(149)	15,231
Equity securities	808	3	(94)	717	891	49	(34)	906
Total available-for-sale securities	$17,350	$96	$(289)	$17,157	$16,107	$213	$(183)	$16,137

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $7,544 million and $7,557 million at December 31, 2015, and December 31, 2014, respectively.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $14 million and $15 million at December 31, 2015, and December 31, 2014, respectively.

(c)
Investment securities with a fair value of $2,506 million and $801 million at December 31, 2015, and December 31, 2014, were pledged to secure advances from the FHLB, short-term borrowings or repurchase agreements and for other purposes as required by contractual obligation or law. Under these agreements, Ally has granted the counterparty the right to sell or pledge $745 million of the underlying investment securities.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
December 31, 2015
Fair value of available-for-sale debt securities (a)
U.S. Treasury and federal agencies	$1,741	1.8%	$6	5.1%	$510	1.2%	$1,225	2.1%	$—	—%
U.S. States and political subdivisions	716	3.2	86	1.3	37	2.2	141	2.8	452	3.7
Foreign government	177	2.6	9	1.9	77	2.8	91	2.6	—	—
Mortgage-backed residential	10,366	2.9	—	—	33	2.1	36	2.5	10,297	2.9
Mortgage-backed commercial	481	2.0	—	—	—	—	3	2.7	478	2.0
Asset-backed	1,755	2.3	6	1.4	1,027	2.1	518	2.6	204	2.2
Corporate debt	1,204	2.9	50	3.0	713	2.5	410	3.4	31	5.4
Total available-for-sale debt securities	$16,440	2.7	$157	2.0	$2,397	2.1	$2,424	2.5	$11,462	2.9
Amortized cost of available-for-sale debt securities	$16,542		$156		$2,404		$2,436		$11,546
December 31, 2014
Fair value of available-for-sale debt securities (a)
U.S. Treasury and federal agencies	$1,178	1.5%	$7	3.0%	$677	1.2%	$494	1.9%	$—	—%
U.S. States and political subdivisions	406	3.7	34	1.9	12	2.1	106	3.0	254	4.3
Foreign government	232	2.7	—	—	128	2.5	104	2.9	—	—
Mortgage-backed residential	10,425	2.6	34	3.1	58	2.1	—	—	10,333	2.6
Mortgage-backed commercial	253	1.5	—	—	30	1.8	—	—	223	1.4
Asset-backed	1,991	1.9	—	—	1,311	1.9	463	2.0	217	2.2
Corporate debt	746	3.2	33	3.1	460	2.7	216	3.8	37	5.6
Total available-for-sale debt securities	$15,231	2.5	$108	2.7	$2,676	1.9	$1,383	2.4	$11,064	2.6
Amortized cost of available-for-sale debt securities	$15,216		$108		$2,674		$1,374		$11,060

(a)
Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.

The balances of cash equivalents were $1.0 billion and $2.0 billion at December 31, 2015, and December 31, 2014, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents interest and dividends on available-for-sale securities.

Year ended December 31, ($ in millions)	2015	2014	2013
Taxable interest	$340	$336	$297
Taxable dividends	23	20	25
Interest and dividends exempt from U.S. federal income tax	18	11	3
Interest and dividends on available-for-sale securities	$381	$367	$325

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

Year ended December 31, ($ in millions)	2015	2014	2013
Gross realized gains	$184	$209	$221
Gross realized losses (a)	(15)	(14)	(21)
Other-than-temporary impairment	(14)	(14)	(20)
Other gain on investments, net	$155	$181	$180

(a)
Certain available-for-sale securities were sold at a loss in 2015, 2014, and 2013 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security), in accordance with our risk management policies and practices.

The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the assessment of whether such loses were deemed to be other than temporary, we believe that the unrealized losses are not indicative of an other-than-temporary impairment of these securities. As of December 31, 2015, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, and we expect to recover the entire amortized cost basis of the securities. As of December 31, 2015, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at December 31, 2015. Refer to Note 1 for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	2015				2014
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
December 31, ($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,553	$(17)	$173	$(2)	$297	$(3)	$859	$(15)
U.S. States and political subdivisions	179	(1)	—	—	50	—	—	—
Foreign government	2	—	—	—	—	—	—	—
Mortgage-backed	4,096	(43)	2,453	(107)	1,172	(10)	3,098	(116)
Asset-backed	1,402	(8)	64	—	819	(3)	8	—
Corporate debt	745	(16)	12	(1)	132	(2)	11	—
Total temporarily impaired debt securities	7,977	(85)	2,702	(110)	2,470	(18)	3,976	(131)
Temporarily impaired equity securities	534	(54)	96	(40)	231	(24)	40	(10)
Total temporarily impaired available-for-sale securities	$8,511	$(139)	$2,798	$(150)	$2,701	$(42)	$4,016	$(141)
7.     Loans Held-for-Sale, Net
Loans held-for-sale represent loans that we intend to sell. The composition of loans held-for-sale, net, was as follows.

December 31, ($ in millions)	2015	2014
Consumer automotive	$—	$1,515
Consumer mortgage	—	452
Commercial and industrial — Other	105	36
Total loans held-for-sale, net	$105	$2,003

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

8.     Finance Receivables and Loans, Net
The composition of finance receivables and loans, net, reported at gross carrying value was as follows.

December 31, ($ in millions)	2015	2014
Consumer automotive (a)	$64,292	$56,570
Consumer mortgage (b) (c)	9,773	7,474
Commercial
Commercial and industrial
Automotive	31,469	30,871
Other	2,640	1,882
Commercial real estate — Automotive	3,426	3,151
Total commercial	37,535	35,904
Total finance receivables and loans (d)	$111,600	$99,948

(a)
Includes $66 million and $35 million of fair value adjustment for loans in hedge accounting relationships at December 31, 2015, and December 31, 2014, respectively. Refer to Note 22 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $985 million and $1.2 billion at December 31, 2015, and December 31, 2014, respectively, 34% of which are expected to start principal amortization in 2016, 21% in 2017, 2% in 2018, 2% in 2019, and 3% thereafter.

(c)	Includes consumer mortgages at a fair value of $1 million at December 31, 2014, as a result of fair value option election.

(d)
Totals include a net increase of $110 million at December 31, 2015, compared to a net reduction of $266 million at December 31, 2014, for unearned income, unamortized premiums and discounts, and deferred fees and costs.

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2015	$685	$152	$140	$977
Charge-offs	(840)	(48)	(4)	(892)
Recoveries	262	17	4	283
Net charge-offs	(578)	(31)	—	(609)
Provision for loan losses	739	1	(33)	707
Other (a)	(12)	(8)	(1)	(21)
Allowance at December 31, 2015	$834	$114	$106	$1,054
Allowance for loan losses at December 31, 2015
Individually evaluated for impairment	$22	$44	$20	$86
Collectively evaluated for impairment	812	70	86	968
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at gross carrying value
Ending balance	64,292	9,773	37,535	111,600
Individually evaluated for impairment	315	266	77	658
Collectively evaluated for impairment	63,977	9,507	37,458	110,942
Loans acquired with deteriorated credit quality	—	—	—	—

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2014	$673	$389	$146	$1,208
Charge-offs	(720)	(51)	(5)	(776)
Recoveries	219	8	12	239
Net charge-offs	(501)	(43)	7	(537)
Provision for loan losses	540	(69)	(14)	457
Other (a)	(27)	(125)	1	(151)
Allowance at December 31, 2014	$685	$152	$140	$977
Allowance for loan losses
Individually evaluated for impairment	$23	$62	$21	$106
Collectively evaluated for impairment	662	90	119	871
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at gross carrying value
Ending balance	56,570	7,473	35,904	99,947
Individually evaluated for impairment	282	336	82	700
Collectively evaluated for impairment	56,287	7,137	35,822	99,246
Loans acquired with deteriorated credit quality	1	—	—	1

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.
The following table presents information about significant sales of finance receivables and loans recorded at gross carrying value and transfers of finance receivables and loans from held-for-investment to held-for-sale.

December 31, ($ in millions)	2015	2014
Consumer automotive	$1,237	$4,106
Consumer mortgage	78	489
Commercial	2	36
Total sales and transfers	$1,317	$4,631
The following table presents information about significant purchases of finance receivables and loans.

December 31, ($ in millions)	2015	2014
Consumer automotive	$272	$—
Consumer mortgage	4,125	857
Total purchases	$4,397	$857

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents an analysis of our past due finance receivables and loans, net, recorded at gross carrying value.

December 31, ($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
2015
Consumer automotive	$1,618	$369	$222	$2,209	$62,083	$64,292
Consumer mortgage	97	25	83	205	9,568	9,773
Commercial
Commercial and industrial
Automotive	—	—	—	—	31,469	31,469
Other	—	—	—	—	2,640	2,640
Commercial real estate — Automotive	—	—	—	—	3,426	3,426
Total commercial	—	—	—	—	37,535	37,535
Total consumer and commercial	$1,715	$394	$305	$2,414	$109,186	$111,600
2014
Consumer automotive	$1,340	$293	$164	$1,797	$54,773	$56,570
Consumer mortgage	76	25	124	225	7,248	7,473
Commercial
Commercial and industrial
Automotive	—	9	—	9	30,862	30,871
Other	—	—	—	—	1,882	1,882
Commercial real estate — Automotive	—	—	—	—	3,151	3,151
Total commercial	—	9	—	9	35,895	35,904
Total consumer and commercial	$1,416	$327	$288	$2,031	$97,916	$99,947
The following table presents the gross carrying value of our finance receivables and loans on nonaccrual status.

December 31, ($ in millions)	2015	2014
Consumer automotive	$475	$386
Consumer mortgage	128	177
Commercial
Commercial and industrial
Automotive	25	32
Other	44	46
Commercial real estate — Automotive	8	4
Total commercial	77	82
Total consumer and commercial finance receivables and loans	$680	$645
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
The following table presents performing and nonperforming credit quality indicators in accordance with our internal accounting policies for our consumer finance receivables and loans recorded at gross carrying value. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is not expected. Refer to Note 1 for additional information.

	2015			2014
December 31, ($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$63,817	$475	$64,292	$56,184	$386	$56,570
Consumer mortgage	9,645	128	9,773	7,296	177	7,473

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at gross carrying value.

	2015			2014
December 31, ($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automotive	$29,613	$1,856	$31,469	$29,150	$1,721	$30,871
Other	2,122	518	2,640	1,509	373	1,882
Commercial real estate — Automotive	3,265	161	3,426	3,015	136	3,151
Total commercial	$35,000	$2,535	$37,535	$33,674	$2,230	$35,904

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
The following table presents information about our impaired finance receivables and loans recorded at gross carrying value.

December 31, ($ in millions)	Unpaid principal balance	Gross carrying value	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
2015
Consumer automotive	$315	$315	$—	$315	$22
Consumer mortgage	269	266	64	202	44
Commercial
Commercial and industrial
Automotive	25	25	4	21	3
Other	44	44	—	44	15
Commercial real estate — Automotive	8	8	1	7	2
Total commercial	77	77	5	72	20
Total consumer and commercial finance receivables and loans	$661	$658	$69	$589	$86
2014
Consumer automotive	$282	$282	$—	$282	$23
Consumer mortgage	340	336	86	250	62
Commercial
Commercial and industrial
Automotive	32	32	4	28	5
Other	46	46	—	46	15
Commercial real estate — Automotive	4	4	1	3	1
Total commercial	82	82	5	77	21
Total consumer and commercial finance receivables and loans	$704	$700	$91	$609	$106

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents average balance and interest income for our impaired finance receivables and loans.

	2015		2014		2013
Year ended December 31, ($ in millions)	Average balance	Interest income	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$295	$16	$317	$20	$278	$18
Consumer mortgage	280	9	873	12	908	29
Commercial
Commercial and industrial
Automotive	33	1	61	2	152	6
Other	41	3	59	3	72	2
Commercial real estate — Automotive	5	—	6	—	29	1
Total commercial	79	4	126	5	253	9
Total consumer and commercial finance receivables and loans	$654	$29	$1,316	$37	$1,439	$56
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. Numerous initiatives are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Additionally for automotive loans, we may offer several types of assistance to aid our customers, including extension of the loan maturity date and rewriting the loan terms. Total TDRs recorded at gross carrying value were $625 million at December 31, 2015, reflecting a decrease of $56 million from December 31, 2014. Refer to Note 1 for additional information.
The following table presents information related to finance receivables and loans recorded at gross carrying value modified in connection with a TDR during the period.

	2015			2014
Year ended December 31, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	17,222	$278	$237	17,511	$211	$187
Consumer mortgage	204	46	44	396	80	74
Commercial
Commercial and industrial
Automotive	—	—	—	3	23	23
Other	1	21	21	3	48	48
Commercial real estate — Automotive	1	3	3	—	—	—
Total commercial	2	24	24	6	71	71
Total consumer and commercial finance receivables and loans	17,428	$348	$305	17,913	$362	$332
The following table presents information about finance receivables and loans recorded at gross carrying value that have redefaulted during the reporting period and were within 12 months or less of being modified as a TDR. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy (Refer to Note 1 for additional information) except for commercial finance receivables and loans, where redefault is defined as 90 days past due.

	2015			2014
Year ended December 31, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	6,836	$82	$47	7,117	$90	$47
Consumer mortgage	10	1	—	27	2	1
Total consumer finance receivables and loans	6,846	$83	$47	7,144	$92	$48
At December 31, 2015, and December 31, 2014, commercial commitments to lend additional funds to borrowers owing receivables whose terms had been modified in a TDR were $2 million and $4 million, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Concentration Risk
Consumer
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans are in Texas and California, which represent an aggregate of 23.5% of our total outstanding consumer finance receivables and loans at December 31, 2015.
Concentrations in our mortgage portfolio are closely monitored given the volatility of the housing markets, with special attention given to states with greater declines in real estate values.
The following table shows the percentage of total consumer finance receivables and loans recorded at gross carrying value by state concentration.

	2015 (a)		2014
December 31,	Automotive	Mortgage	Automotive	Mortgage
Texas	13.7%	6.2%	13.6%	6.0%
California	7.3	33.6	6.2	30.8
Florida	7.7	4.1	7.3	3.7
Pennsylvania	5.0	1.5	5.3	1.6
Illinois	4.4	4.1	4.4	4.2
Georgia	4.4	2.2	4.2	2.1
North Carolina	3.6	1.8	3.5	1.9
Ohio	3.7	0.6	3.9	0.6
New York	3.5	1.9	4.0	1.9
Michigan	3.1	2.4	3.8	3.1
Other United States	43.6	41.6	43.8	44.1
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2015.
Commercial Real Estate
The commercial real estate portfolio consists of loans issued primarily to automotive dealers. The following table shows the percentage of total commercial real estate finance receivables and loans reported at gross carrying value by state concentration.

December 31,	2015	2014
Texas	17.7%	13.8%
Florida	10.0	12.3
Michigan	8.9	9.9
California	8.7	9.0
North Carolina	3.8	3.9
Virginia	3.8	4.1
Georgia	3.6	3.7
Pennsylvania	3.4	3.8
New York	3.1	3.9
Illinois	2.9	2.7
Other United States	34.1	32.9
Total commercial real estate finance receivables and loans	100.0%	100.0%

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Commercial Criticized Exposure
Finance receivables and loans classified as special mention, substandard, or doubtful are deemed as criticized. These classifications are based on regulatory definitions and generally represent finance receivables and loans within our portfolio that have a higher default risk or have already defaulted. The following table presents the percentage of total commercial criticized finance receivables and loans reported at gross carrying value by industry concentrations.

December 31,	2015	2014
Automotive	80.5%	87.3%
Manufacturing	7.8	0.9
Services	5.3	2.0
Other	6.4	9.8
Total commercial criticized finance receivables and loans	100.0%	100.0%
9.     Investment in Operating Leases, Net
Investments in operating leases were as follows.

December 31, ($ in millions)	2015	2014
Vehicles	$20,211	$23,144
Accumulated depreciation	(3,940)	(3,634)
Investment in operating leases, net	$16,271	$19,510
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

Year ended December 31, ($ in millions)	2015	2014	2013
Depreciation expense on operating lease assets (excluding remarketing gains)	$2,600	$2,666	$2,327
Remarketing gains	(351)	(433)	(332)
Net depreciation expense on operating lease assets	$2,249	$2,233	$1,995
The following table presents the future lease nonresidual rental payments due from customers for vehicles on operating leases.

Year ended December 31, ($ in millions)
2016	$2,687
2017	1,445
2018	406
2019	57
2020 and thereafter	1
Total	$4,596
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
The transaction-specific SPEs involved in our securitization and other financing transactions are often considered VIEs. VIEs are entities that have either a total equity investment at risk that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors at risk lack the ability to control the entity's activities.
We no longer securitize consumer mortgage loans through transactions involving the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (Ginnie Mae) (collectively, the Government-sponsored Enterprises, or GSEs), or through private-label mortgage securitizations. Accordingly, the discussion below represents our current involvement with VIEs as of December 31, 2015, except where otherwise stated or where comparative information is presented.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Securitizations
We provide a wide range of consumer and commercial automotive loans, operating leases, and commercial loans to a diverse customer base. We securitize consumer and commercial automotive loans, and operating leases through private-label securitizations. We often securitize these loans and notes securitized by operating leases (collectively referred to as financial assets) through the use of securitization entities, which may or may not be consolidated on our Consolidated Balance Sheet.
In executing a securitization transaction, we typically sell pools of financial assets to a wholly owned, bankruptcy-remote SPE, which then transfers the financial assets to a separate, transaction-specific SPE for cash, and typically, other retained interests. The securitization entity is funded through the issuance of beneficial interests in the securitized financial assets. The beneficial interests take the form of either notes or trust certificates, which are sold to investors and/or retained by us. These beneficial interests are collateralized by the transferred financial assets and entitle the investors to specified cash flows generated from the underlying securitized assets. In addition to providing a source of liquidity and cost-efficient funding, securitizing these financial assets also reduces our credit exposure to the borrowers beyond any economic interest we may retain.
Each securitization is governed by various legal documents that limit and specify the activities of the securitization entity. The securitization entity is generally allowed to acquire the financial assets, to issue beneficial interests to investors to fund the acquisition of the financial assets, and to enter into derivatives or other yield maintenance contracts to hedge or mitigate certain risks related to the financial assets or beneficial interests of the entity. A servicer, who is generally us, is appointed pursuant to the underlying legal documents to service the assets the securitization entity holds and the beneficial interests it issues. Servicing functions include, but are not limited to, general collection activity on current and noncurrent accounts, loss mitigation efforts including repossession and sale of collateral, as well as preparing and furnishing statements summarizing the asset and beneficial interest performance. Our servicing responsibilities, which constitute continued involvement in the transferred financial assets, consist of primary servicing (i.e., servicing the underlying transferred financial assets) and master servicing (i.e., servicing the beneficial interests that result from the securitization transactions).
Cash flows from the assets initially transferred into the securitization entity represent the sole source for payment of distributions on the beneficial interests issued by the securitization entity and for payments to the parties that perform services for the securitization entity, such as the servicer or the trustee.
We typically hold retained beneficial interests in our securitizations including, but not limited to, senior or subordinated ABS and residuals; and other residual interests. These retained interests may represent a form of significant continuing economic interests. Certain of these retained interests provide credit enhancement to the trust as they may absorb credit losses or other cash shortfalls. Additionally, the securitization agreements may require cash flows to be directed away from certain of our retained interests due to specific over-collateralization requirements, which may or may not be performance-driven.
We generally hold certain conditional repurchase options specific to securitizations that allow us to repurchase assets from the securitization entity. The majority of the securitizations provide us, as servicer, with a call option that allows us to repurchase the remaining transferred financial assets or redeem outstanding beneficial interests at our discretion once the asset pool reaches a predefined level, which represents the point where servicing becomes burdensome (a clean-up call option). The repurchase price is typically the discounted securitization balance of the assets plus accrued interest when applicable. We generally have discretion regarding when or if we will exercise these options, but we would do so only when it is in our best interest.
Other than our customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Representation and warranty provisions generally require us to repurchase assets or indemnify the investor or other party for incurred losses to the extent it is determined that the assets were ineligible or were otherwise defective at the time of sale. We did not provide any noncontractual financial support to any of these entities during 2015 or 2014.
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
We are generally determined to be the primary beneficiary in VIEs established for our securitization activities when we have a controlling financial interest in the VIE, primarily due to our servicing activities, and we hold a beneficial interest in the VIE that could be potentially significant. The consolidated VIEs included in the Consolidated Balance Sheet represent separate entities with which we are involved. The third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to us, except for the customary representation and warranty provisions. In addition, the cash flows from the assets are restricted only to pay such liabilities. Thus, our economic exposure to loss from outstanding third-party financing related to consolidated VIEs is limited

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

to the carrying value of the consolidated VIE assets. Generally, all assets of consolidated VIEs, presented below based upon the legal transfer of the underlying assets in order to reflect legal ownership, are restricted for the benefit of the beneficial interest holders.
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
There were no sales of financial assets into nonconsolidated securitization trusts and similar asset-backed financing entities for consumer mortgage GSEs for the years ended December 31, 2015, and 2014, while there were $112 million of pretax gains on sales for the year ended December 31, 2013. The pretax loss recognized for consumer automotive was $3 million for the year ended December 31, 2015, while there was a pretax gain of $1 million for the year ended December 31, 2014, and no pretax gains or losses for the year ended December 31, 2013.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

December 31, ($ in millions)	Consolidated involvement with VIEs		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
2015
On-balance sheet variable interest entities
Consumer automotive	$27,967	(b)
Commercial automotive	16,763
Off-balance sheet variable interest entities
Consumer automotive	—		$3,034		$3,034	(c)
Commercial other	210	(d)	—	(e)	493	(f)
Total	$44,940		$3,034		$3,527
2014
On-balance sheet variable interest entities
Consumer automotive	$31,966	(b)
Commercial automotive	18,153
Off-balance sheet variable interest entities
Consumer automotive	—		$2,801		$2,801	(c)
Commercial other	146	(d)	—	(e)	362	(f)
Total	$50,265		$2,801		$3,163

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $10.6 billion and $12.7 billion of assets which are not encumbered by VIE beneficial interests held by third parties at December 31, 2015, and December 31, 2014, respectively. Ally or consolidated affiliates hold the interests in these assets which eliminate in consolidation.

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

(d)
Includes $222 million and $164 million classified as other assets, offset by $12 million and $18 million classified as accrued expenses and other liabilities at December 31, 2015, and December 31, 2014, respectively.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

On-balance Sheet Variable Interest Entities
The consolidated VIEs included in the Consolidated Balance Sheet represent separate entities with which we are involved. The third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to us, except for the customary representation and warranty provisions. In addition, the cash flows from the assets are restricted only to pay such liabilities. Thus, our economic exposure to loss from outstanding third-party financing related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets. All assets of consolidated VIEs, presented below based upon the legal transfer of the underlying assets in order to reflect legal ownership, are restricted for the benefit of the beneficial interest holders.

December 31, ($ in millions)	2015	2014
Assets
Finance receivables and loans, net
Consumer	$11,682	$12,594
Commercial	16,247	17,487
Allowance for loan losses	(196)	(179)
Total finance receivables and loans, net	27,733	29,902
Investment in operating leases, net	4,791	5,595
Other assets	1,624	1,964
Total assets	$34,148	$37,461
Liabilities
Long-term debt	20,267	24,297
Accrued expenses and other liabilities	22	173
Total liabilities	$20,289	$24,470
Cash Flows with Off-balance Sheet Variable Interest Entities
The following table summarizes cash flows received and paid related to securitization entities, asset-backed financings, or other similar transfers of financial assets where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding in 2015, 2014, and 2013. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Year ended December 31, ($ in millions)	Consumer automotive	Consumer mortgage
2015
Cash proceeds from transfers completed during the period	$1,551	$—
Servicing fees	28	—
2014
Cash proceeds from transfers completed during the period	$2,594	$—
Servicing fees	11	—
Representations and warranties obligations	—	(31)
2013
Cash proceeds from transfers completed during the period	$—	$8,676
Servicing fees	13	70
Representations and warranties obligations	—	(66)
Other cash flows	—	70

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Delinquencies and Net Credit Losses
The following table represents on-balance sheet loans held-for-sale and finance receivable and loans, off-balance sheet securitizations, and whole-loan sales where we have continuing involvement. The table presents quantitative information about delinquencies and net credit losses.

	Total Amount		Amount 60 days or more past due		Net credit losses
December 31, ($ in millions)	2015	2014	2015	2014	2015	2014
On-balance sheet loans
Consumer automotive	$64,292	$58,085	$591	$457	$578	$501
Consumer mortgage	9,773	7,926	108	151	31	43
Commercial automotive	34,895	34,022	—	9	3	1
Commercial other	2,745	1,918	—	—	(3)	(8)
Total on-balance sheet loans	111,705	101,951	699	617	609	537
Off-balance sheet securitization entities
Consumer automotive	2,529	2,801	9	5	5	1
Total off-balance sheet securitization entities	2,529	2,801	9	5	5	1
Whole-loan transactions (a)	2,252	929	13	33	—	6
Total	$116,486	$105,681	$721	$655	$614	$544

(a)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.
11.     Servicing Activities
Automotive Finance Servicing Activities
We service consumer automotive contracts. Historically, we have sold a portion of our consumer automotive contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automotive servicing fee income of $45 million, $31 million, and $58 million during the years ended December 31, 2015, 2014, and 2013, respectively.
Automotive Finance Serviced Assets
The current unpaid principal balance and any related unamortized deferred fees and costs of total serviced automotive finance loans and leases outstanding were as follows.

December 31, ($ in millions)	2015	2014
On-balance sheet automotive finance loans and leases
Consumer automotive	$64,067	$58,085
Commercial automotive	34,895	34,022
Operating leases	15,965	19,510
Other	72	55
Off-balance sheet automotive finance loans
Loans sold to third-party investors
Securitizations	2,550	2,832
Whole-loan	2,259	887
Total serviced automotive finance loans and leases	$119,808	$115,391

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

12.    Premiums Receivable and Other Insurance Assets
Premiums receivable and other insurance assets consisted of the following.

December 31, ($ in millions)	2015	2014
Prepaid reinsurance premiums	$382	$326
Reinsurance recoverable on unpaid losses	120	143
Reinsurance recoverable on paid losses	18	12
Premiums receivable	82	90
Deferred policy acquisition costs	1,199	1,124
Total premiums receivable and other insurance assets	$1,801	$1,695
13.     Other Assets
The components of other assets were as follows.

December 31, ($ in millions)	2015	2014
Property and equipment at cost	$691	$775
Accumulated depreciation	(456)	(550)
Net property and equipment	235	225
Restricted cash collections for securitization trusts (a)	2,010	2,221
Net deferred tax assets	1,369	1,812
Nonmarketable equity investments	418	271
Cash reserve deposits held-for-securitization trusts (b)	252	303
Fair value of derivative contracts in receivable position (c)	233	263
Other accounts receivable	158	298
Collateral placed with counterparties	125	236
Restricted cash and cash equivalents	120	122
Other assets	1,401	1,354
Total other assets	$6,321	$7,105

(a)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 22.
14.     Deposit Liabilities
Deposit liabilities consisted of the following.

December 31, ($ in millions)	2015	2014
Noninterest-bearing deposits	$89	$64
Interest-bearing deposits
Savings and money market checking accounts	36,386	26,769
Certificates of deposit	29,774	31,051
Dealer deposits	229	319
Total deposit liabilities	$66,478	$58,203
At December 31, 2015, and December 31, 2014, certificates of deposit included $11.5 billion and $13.0 billion, respectively, of certificates of deposit in denominations of $100 thousand or more. At December 31, 2015, and December 31, 2014, certificates of deposit included $3.2 billion and $3.7 billion, respectively, in denominations in excess of $250 thousand federal insurance limits.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the scheduled maturity of total certificates of deposit.

($ in millions)
Due in 2016	$16,313
Due in 2017	8,800
Due in 2018	3,068
Due in 2019	695
Due in 2020	898
Total certificates of deposit	$29,774
15.    Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	2015			2014
December 31, ($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,369	$—	$3,369	$3,338	$—	$3,338
Federal Home Loan Bank	—	4,000	4,000	—	2,950	2,950
Securities sold under agreements to repurchase	—	648	648	—	774	774
Other	84	—	84	—	—	—
Total short-term borrowings	$3,453	$4,648	$8,101	$3,338	$3,724	$7,062
Weighted average interest rate (b)			0.8%			0.8%

(a)	Refer to Note 16 for further details on assets restricted as collateral for payment of the related debt.

(b)	Based on the debt outstanding and the interest rate at December 31 of each year.
We periodically enter into term repurchase agreements, short-term borrowing agreements in which we sell financial instruments to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of December 31, 2015, the financial instruments sold under agreements to repurchase consisted of mortgage-backed residential securities with the following maturities: $403 million within the next 30 days and $245 million within 31 to 60 days. Refer to Note 6 and Note 26 for further details on investment securities sold under agreements to repurchase.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, Ally is exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, Ally may incur additional delays and costs. As of December 31, 2015, we placed cash collateral totaling $21 million with counterparties under these collateral arrangements associated with our repurchase agreements.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

16.    Long-term Debt
The following tables present the composition of our long-term debt portfolio.

December 31, ($ in millions)	Amount	Interest rate	Weighted-average interest rate (a)	Due date range
2015
Unsecured debt
Fixed rate (b)	$17,657
Variable rate	375
Trust preferred securities	2,600
Fair value adjustment (c)	334
Total unsecured debt	20,966	0.37 - 8.13%	5.40%	2016 - 2049
Secured debt
Fixed rate	20,511
Variable rate	24,760
Fair value adjustment (c)	(3)
Total secured debt (d) (e) (f)	45,268	0.48 - 4.06%	1.18%	2016 - 2035
Total long-term debt	$66,234
2014
Unsecured debt
Fixed rate (b)	$18,858
Variable rate	374
Trust preferred securities	2,598
Fair value adjustment (c)	452
Total unsecured debt	22,282	0.33 - 8.30%	5.90%	2015 - 2049
Secured debt
Fixed rate	19,793
Variable rate	24,305
Total secured debt (d) (e) (f)	44,098	0.21 - 4.59%	0.94%	2015 - 2023
Total long-term debt	$66,380

(a)	Based on the debt outstanding and the interest rate at December 31 of each year.

(b)	Includes subordinated debt of $1.1 billion and $296 million at December 31, 2015, and 2014, respectively.

(c)	Represents the fair value adjustment associated with the application of hedge accounting on certain of our long-term debt positions. Refer to Note 22 for additional information.

(d)	Includes $20.3 billion and $24.3 billion of VIE secured debt outstanding at December 31, 2015, and 2014, respectively.

(e)	Includes $19.9 billion and $17.0 billion of debt outstanding from the Automotive secured revolving credit facilities at December 31, 2015, and 2014, respectively.

(f)	Includes advances from the FHLB of $5.4 billion and $2.8 billion at December 31, 2015, and 2014, respectively.

	2015			2014
December 31, ($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$1,829	$9,427	$11,256	$4,780	$12,603	$17,383
Due after one year	18,803	35,844	54,647	17,050	31,495	48,545
Fair value adjustment	334	(3)	331	452	—	452
Total long-term debt	$20,966	$45,268	$66,234	$22,282	$44,098	$66,380

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the scheduled remaining maturity of long-term debt, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2016	2017	2018	2019	2020	2021 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$1,904	$4,371	$3,702	$1,615	$2,228	$8,203	$334	$22,357
Original issue discount	(75)	(87)	(98)	(35)	(35)	(1,061)	—	(1,391)
Total unsecured	1,829	4,284	3,604	1,580	2,193	7,142	334	20,966
Secured
Long-term debt	9,427	15,217	9,109	5,823	3,414	2,281	(3)	45,268
Total long-term debt	$11,256	$19,501	$12,713	$7,403	$5,607	$9,423	$331	$66,234
To achieve the desired balance between fixed- and variable-rate debt, we utilize interest rate swap agreements. The use of these derivative financial instruments had the effect of synthetically converting $8.3 billion of our fixed-rate debt into variable-rate obligations and $0.9 billion of our variable-rate debt into fixed-rate obligations at December 31, 2015.
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	2015			2014
December 31, ($ in millions)	Total		Ally Bank (a)	Total		Ally Bank (a)
Investment securities (b)	$2,420		$1,761	$786		$786
Mortgage assets held-for-investment and lending receivables	9,743		9,743	7,541		7,541
Consumer automotive finance receivables	34,324		9,167	33,438		11,263
Commercial automotive finance receivables	19,623		19,177	20,605		20,083
Investment in operating leases, net	5,539		3,205	6,820		4,672
Total assets restricted as collateral (c) (d)	$71,649		$43,053	$69,190		$44,345
Secured debt	$49,916	(e)	$24,787	$47,822	(e)	$27,103

(a)	Ally Bank is a component of the total column.

(b)	Certain investment securities are restricted under repurchase agreements. Refer to Note 15 for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $14.9 billion and $10.7 billion at December 31, 2015, and 2014, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans, net and investment securities. Ally Bank has access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the Federal Reserve Bank totaling $2.9 billion and $3.2 billion at December 31, 2015, and 2014, respectively. These assets were composed of consumer automotive finance receivables and loans, net and investment in operating leases, net. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Consolidated Balance Sheet. Refer to Note 13 for additional information.

(e)	Includes $4.6 billion and $3.7 billion of short-term borrowings at December 31, 2015, and 2014, respectively.
Trust Preferred Securities
At December 31, 2015 we have issued and outstanding approximately $2.6 billion in aggregate liquidation preference of 8.125% Fixed Rate / Floating Rate Trust Preferred Securities, Series 2 (Series 2 TRUPS) net of original issue discount and debt issuance costs. Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions are payable at an annual rate of 8.125% payable quarterly in arrears, through but excluding February 15, 2016. From and including February 15, 2016, to but excluding February 15, 2040, distributions will be payable at an annual rate equal to three-month London interbank offer rate plus 5.785% payable quarterly in arrears, beginning May 15, 2016. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time on or after February 15, 2016 may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Covenants and Other Requirements
In secured funding transactions, there are trigger events that could cause the debt to be prepaid at an accelerated rate or could cause our usage of the credit facility to be discontinued. The triggers are generally based on the financial health and performance of the servicer as well as performance criteria for the pool of receivables, such as delinquency ratios, loss ratios, and commercial payment rates. During 2015, there were no trigger events that resulted in the repayment of debt at an accelerated rate or impacted the usage of our credit facilities.
Funding Facilities
We utilize both committed credit facilities, and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Consolidated Balance Sheet.
As of December 31, 2015, Ally Bank had exclusive access to $3.25 billion of funding capacity from a committed credit facility. Funding programs supported by the Federal Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private collateralized funding vehicles.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At December 31, 2015, $20.1 billion of our $20.4 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of December 31, 2015, we had $12.5 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.
Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
December 31, ($ in millions)	2015	2014	2015	2014	2015	2014
Bank funding
Secured (b)	$3,250	$3,250	$—	$250	$3,250	$3,500
Parent funding
Secured	16,914	15,030	251	3,425	17,165	18,455
Total committed facilities	$20,164	$18,280	$251	$3,675	$20,415	$21,955

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Excludes off-balance sheet credit facility amounts.
17.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

December 31, ($ in millions)	2015	2014
Accounts payable	$391	$298
Employee compensation and benefits	242	298
Reserves for insurance losses and loss adjustment expenses	169	208
Fair value of derivative contracts in payable position (a)	145	252
Deferred revenue	108	151
Collateral received from counterparties	82	71
Other liabilities	408	457
Total accrued expenses and other liabilities	$1,545	$1,735

(a)	For additional information on derivative instruments and hedging activities, refer to Note 22.

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

Year ended December 31, (in shares)	2015	2014	2013
Common stock
Total issued, January 1,	480,136,039	479,767,470	412,600,700
New issuances
Employee benefits and compensation plans	2,654,657	368,569	—
Private placement (a)	—	—	67,166,770
Total issued, December 31,	482,790,696	480,136,039	479,767,470
Total treasury stock, December 31,	(810,585)	(41,148)	—
Total outstanding, December 31,	481,980,111	480,094,891	479,767,470

(a)	On November 20, 2013, Ally completed its private placement of its common stock for an aggregate price of $1.3 billion.
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
On April 9, 2014, we decreased the number of shares authorized for issuance of Series A Preferred Stock to 40,870,560. On April 23, 2015, we announced a tender offer to purchase up to 13,000,000 shares of our outstanding Series A preferred stock for $26.65 per Series A share, which included an amount to cover accrued and unpaid dividends through the settlement date. The tender offer expired on May 20, 2015. On May 22, 2015, we repurchased 13,000,000 Series A Preferred Shares with an aggregate liquidation preference of $325 million for $347 million in cash. Upon repurchase of the tendered Series A Preferred shares on May 22, 2015, we derecognized the carrying value of $325 million and recognized the excess consideration paid of $22 million as an additional return to preferred shareholders. The remaining 27,870,560 Series A Preferred Shares following the repurchase were not impacted as a result of this transaction.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Series G Preferred Stock
On March 11, 2015, we issued a Notice of Partial Redemption to the holders of the outstanding Series G Preferred Stock to redeem, on a pro-rata basis, 1,288,300 shares at a redemption price of $1,000 per share plus $10.50 per share of accrued and unpaid dividends through the redemption date. On April 10, 2015, we redeemed 1,288,300 shares of our outstanding Series G Preferred Stock, with an aggregate liquidation preference of approximately $1,288 million for approximately $1,302 million in cash, which included $14 million in accrued and unpaid dividends. Upon redemption of the Series G Preferred shares, we derecognized the carrying value of $117 million and recognized the excess consideration paid of $1,171 million as an additional return to preferred shareholders. On November 12, 2015, we issued a Notice of Redemption to the holders of the remaining outstanding Series G Preferred Stock to redeem, on a pro-rata basis, 1,288,301 shares at a redemption price of $1,000 per share plus $5.64 per share of accrued and unpaid dividends through the redemption date. On December 14, 2015, we redeemed 1,288,301 shares of our outstanding Series G Preferred Stock, with an aggregate liquidation preference of approximately $1,288 million for approximately $1,295 million in cash, which included $7 million in accrued and unpaid dividends. Upon redemption of the Series G Preferred shares, we derecognized the carrying value of $117 million and recognized the excess consideration paid of $1,171 million as an additional return to preferred shareholders. Effective December 14, 2015, the Series G Preferred Stock was retired.
The following table summarizes information about our Series A and Series G preferred stock.

	December 31, 2015	December 31, 2014
Series A preferred stock (a)
Carrying value ($ in millions)	$696	$1,021
Par value (per share)	0.01	0.01
Liquidation preference (per share)	25	25
Number of shares authorized	40,870,560	40,870,560
Number of shares issued and outstanding	27,870,560	40,870,560
Dividend/coupon
Prior to May 15, 2016	8.5%	8.5%
On and after May 15, 2016	Three month LIBOR + 6.243%	Three month LIBOR + 6.243%
Series G preferred stock
Carrying value ($ in millions)	$—	$234
Par value (per share)	—	0.01
Liquidation preference (per share)	—	1,000
Number of shares authorized	—	2,576,601
Number of shares issued and outstanding	—	2,576,601
Dividend/coupon	—%	7%

(a)	Nonredeemable prior to May 15, 2016.
19.    Accumulated Other Comprehensive Income (Loss)
The following table presents changes, net of tax, in each component of accumulated other comprehensive (loss) income.

($ in millions)	Unrealized gains (losses) on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at January 1, 2013	$76	$368	$2	$(135)	$311
2013 net change	(345)	(303)	3	58	(587)
Balance at December 31, 2013	(269)	65	5	(77)	(276)
2014 net change	248	(29)	2	(11)	210
Balance at December 31, 2014	(21)	36	7	(88)	(66)
2015 net change	(138)	(27)	1	(1)	(165)
Balance at December 31, 2015	$(159)	$9	$8	$(89)	$(231)

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 22.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the before- and after-tax changes in each component of accumulated other comprehensive (loss) income.

Year ended December 31, 2015 ($ in millions)	Before Tax		Tax Effect		After Tax
Unrealized losses on investment securities
Net unrealized losses arising during the period	$(65)		$26		$(39)
Less: Net realized gains reclassified to income from continuing operations	155	(a)	(56)	(b)	99
Net change	(220)		82		(138)
Translation adjustments
Net unrealized losses arising during the period	(39)		13		(26)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	42		(20)		22
Net change	(81)		33		(48)
Net investment hedges (c)
Net unrealized gains arising during the period	29		(11)		18
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(4)		1		(3)
Net change	33		(12)		21
Cash flow hedges (c)
Net unrealized gains arising during the period	2		(1)		1
Defined benefit pension plans
Net unrealized gains (losses) arising during the period	—		—		—
Less: Net realized gains reclassified to income from continuing operations	1	(d)	—	(b)	1
Net change	(1)		—		(1)
Other comprehensive loss	$(267)		$102		$(165)

(a)	Includes gains reclassified to other gain on investments, net in our Consolidated Statement of Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Consolidated Statement of Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 22.

(d)	Includes gains reclassified to compensation and benefits expense in our Consolidated Statement of Income.

Year ended December 31, 2014 ($ in millions)	Before Tax		Tax Effect		After Tax
Unrealized gains on investment securities
Net unrealized gains arising during the period	$557		$(142)		$415
Less: Net realized gains reclassified to income from continuing operations	181	(a)	(14)	(b)	167
Net change	376		(128)		248
Translation adjustments
Net unrealized losses arising during the period	(27)		10		(17)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	23		(3)		20
Net change	(50)		13		(37)
Net investment hedges (c)
Net unrealized gains arising during the period	13		(5)		8
Cash flow hedges (c)
Net unrealized gains arising during the period	2		—		2
Defined benefit pension plans
Net unrealized losses arising during the period	(24)		9		(15)
Less: Net realized losses reclassified to income from continuing operations	(7)	(d)	3	(b)	(4)
Net change	(17)		6		(11)
Other comprehensive income	$324		$(114)		$210

(a)	Includes gains reclassified to other gain on investments, net in our Consolidated Statement of Income.

(b)	Includes amounts reclassified to income tax (benefit) expense from continuing operations in our Consolidated Statement of Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 22.

(d)	Includes losses reclassified to compensation and benefits expense in our Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2013 ($ in millions)	Before Tax		Tax Effect		After Tax
Unrealized losses on investment securities
Net unrealized losses arising during the period	$(333)		$174		$(159)
Less: Net realized gains reclassified to income from continuing operations	180	(a)	(2)	(b)	178
Less: Net realized gains reclassified to income from discontinued operations, net of tax	10		(2)		8
Net change	(523)		178		(345)
Translation adjustments
Net unrealized losses arising during the period	(104)		24		(80)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	337		92		429
Net change	(441)		(68)		(509)
Net investment hedges (c)
Net unrealized gains arising during the period	59		(22)		37
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(250)		81		(169)
Net change	309		(103)		206
Cash flow hedges (c)
Net unrealized losses arising during the period	(1)		—		(1)
Less: Net realized losses reclassified to income from continuing operations	(7)	(d)	3	(b)	(4)
Net change	6		(3)		3
Defined benefit pension plans
Net unrealized gains arising during the period	26		(8)		18
Less: Net realized losses reclassified to income from continuing operations	(2)	(e)	—	(b)	(2)
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(49)		11		(38)
Net change	77		(19)		58
Other comprehensive loss	$(572)		$(15)		$(587)

(a)	Includes gains reclassified to other gain on investments, net in our Consolidated Statement of Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Consolidated Statement of Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 22.

(d)	Includes losses reclassified to long-term debt in our Consolidated Statement of Income.

(e)	Includes losses reclassified to compensation and benefits expense in our Consolidated Statement of Income

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

20.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

Year ended December 31, ($ in millions except per share data) (a)	2015	2014	2013
Net income from continuing operations	$897	$925	$416
Preferred stock dividends — U.S. Department of the Treasury	—	—	(543)
Impact of repurchase of mandatorily convertible preferred stock held by U.S. Department of the Treasury and elimination of share adjustment right	—	—	(240)
Preferred stock dividends (b)	(2,571)	(268)	(267)
Net (loss) income from continuing operations attributable to common shareholders	(1,674)	657	(634)
Income (loss) from discontinued operations, net of tax	392	225	(55)
Net (loss) income attributable to common shareholders	$(1,282)	$882	$(689)
Basic weighted-average common shares outstanding (c)	482,873,120	481,154,609	420,166,188
Diluted weighted-average common shares outstanding (c) (d)	482,873,120	481,933,811	420,166,188
Basic earnings per common share
Net (loss) income from continuing operations	$(3.47)	$1.36	$(1.51)
Income (loss) from discontinued operations, net of tax	0.81	0.47	(0.13)
Net (loss) income	$(2.66)	$1.83	$(1.64)
Diluted earnings per common share
Net (loss) income from continuing operations	$(3.47)	$1.36	$(1.51)
Income (loss) from discontinued operations, net of tax	0.81	0.47	(0.13)
Net (loss) income	$(2.66)	$1.83	$(1.64)

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)
Preferred stock dividends for the year ended December 31, 2015, include $2,364 million recognized in connection with the redemption of the Series G Preferred Stock and the repurchase of the Series A Preferred Stock. These dividends represent an additional return to preferred shareholders calculated as the excess consideration paid over the carrying amount derecognized. Refer to Note 18 for additional preferred stock information.

(c)	Includes shares related to share-based compensation that vested but were not yet issued for the years ended December 31, 2015, and 2014, respectively.

(d)
Due to antidilutive effect of the net loss from continuing operations attributable to common shareholders for the years ended December 31, 2015, and 2013, respectively, basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The effects of converting the outstanding Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares are not included in the diluted earnings per share calculation for the year ended December 31, 2013, as the effects would be antidilutive for the period. As such, 89 million of potential common shares were excluded from the diluted earnings per share calculation for the year ended December 31, 2013.
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
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements or the results of operations and financial condition of Ally and Ally Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and Ally Bank must meet specific capital guidelines that involve quantitative measures of capital, assets and certain off-balance sheet items. These measures and related classifications, which are used in the calculation of our risk-based and leverage capital ratios and those of Ally Bank, are also subject to qualitative judgments by the regulators about the components of capital, the risk-weightings of assets and other exposures, and other factors. The U.S. banking regulators also use these ratios and guidelines as part of the capital planning and stress testing processes. In addition, in order for Ally to maintain its status as a FHC, Ally and its bank subsidiary, Ally Bank, must remain “well-capitalized” and “well-managed,” as defined under applicable law. Effective January 1, 2015, the “well-capitalized” standard for insured depository institutions, such as Ally Bank, was revised to reflect the new and higher capital requirements under U.S. Basel III.
Under U.S. Basel III, Ally must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum Total risk-based capital ratio of 8%. In addition to these minimum requirements, Ally is also subject to a Common Equity Tier 1 capital conservation buffer of more than 2.5%, subject to a phase-in from January 1, 2016 through December 31,

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

2018. Failure to maintain the full amount of the buffer will result in restrictions on Ally’s ability to make capital distributions, including dividend payment and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. In addition to these new risk-based capital standards, U.S. Basel III subjects all U.S. banking organizations, including Ally, to a minimum Tier 1 leverage ratio of 4%, the denominator of which takes into account only on-balance sheet assets.
In addition to introducing new capital ratios, U.S. Basel III revises the eligibility criteria for regulatory capital instruments and provides for the phase-out of instruments that had previously been recognized as capital but that do not satisfy the new criteria. Subject to certain exceptions (e.g., for certain debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other “hybrid” securities are no longer included in a BHC's Tier 1 capital as of January 1, 2016. Also, subject to a phase-in schedule, certain new items are deducted from Common Equity Tier 1 capital, and certain other deductions from regulatory capital have been modified. Among other things, U.S. Basel III requires significant investments in the common shares of unconsolidated financial institutions, mortgage servicing rights, and certain deferred tax assets that exceed specified individual and aggregate thresholds to be deducted from Common Equity Tier 1 capital. U.S. Basel III also revises the standardized approach for calculating risk-weighted assets by, among other things, modifying certain risk weights and introducing new methods for calculating risk-weighted assets for certain types of assets and exposures.
Ally is subject to the U.S. Basel III standardized approach for credit risk. It is not subject to the U.S. Basel III advanced approaches for credit risk. Ally is currently not subject to the U.S. market risk capital rule, which applies only to banking organizations with significant trading assets and liabilities.
During 2010, Ally, IB Finance Holding Company, LLC (IB Finance), Ally Bank, and the Federal Deposit Insurance Corporation (FDIC) entered into a Capital and Liquidity Maintenance Agreement (CLMA). The CLMA was restated on July 13, 2015. The CLMA requires capital at Ally Bank to be maintained at a level such that Ally Bank's Tier 1 leverage ratio is at least 15%. For this purpose, the leverage ratio is determined in accordance with the FDIC's regulations related to capital maintenance.
Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.
The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	Under Basel III		Under Basel I
	December 31, 2015 (a)		December 31, 2014 (b)		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 (to risk-weighted assets) (c)
Ally Financial Inc.	$12,507	9.21%	$12,588	9.64%	4.50%		(d)
Ally Bank	16,594	17.05	16,022	16.89	4.50		6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,077	11.10%	$16,389	12.55%	6.00%		6.00%
Ally Bank	16,594	17.05	16,022	16.89	6.00		8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$17,005	12.52%	$17,294	13.24%	8.00%		10.00%
Ally Bank	17,043	17.51	16,468	17.36	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (e)
Ally Financial Inc.	$15,077	9.73%	$16,389	10.94%	4.00%		(d)
Ally Bank	16,594	15.38	16,022	15.44	15.00	(f)	5.00%

(a)	U.S. Basel III became effective for us on January 1, 2015, subject to transitional provisions primarily related to deductions and adjustments impacting Common Equity Tier 1 capital and Tier 1 capital.

(b)	Capital ratios as of December 31, 2014, are presented under the U.S. Basel I capital framework.

(c)	Previously referred to as Tier 1 Common Equity under the U.S. Basel I capital framework.

(d)	Currently, there is no ratio component for determining whether a BHC is "well-capitalized."

(e)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(f)	Ally Bank, in accordance with the CLMA, is required to maintain a Tier 1 leverage ratio of at least 15%.
At December 31, 2015, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
Capital Planning and Stress Tests
As a BHC with $50 billion or more of consolidated assets, Ally is required to conduct periodic company-run stress tests, is subject to an annual supervisory stress test conducted by the Board of Governors of the Federal Reserve System (FRB), and must submit an annual capital

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

plan to the FRB. In addition, as an insured state nonmember bank with $50 billion or more in total consolidated assets, Ally Bank is required to conduct annual company-run stress tests.
Ally’s capital plan must include a description of all planned capital actions over a nine-quarter planning horizon. The capital plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios under baseline, adverse, and severely adverse economic scenarios, and serve as a source of strength to Ally Bank. The FRB must approve Ally's capital plan before Ally may take any capital action. Even with an approved capital plan, Ally must seek the approval of the FRB before making a capital distribution if, among other factors, Ally would not meet its regulatory capital requirements after making the proposed capital distribution.
On January 5, 2015, Ally submitted the results of its semi-annual stress test and its proposed capital actions to the FRB, and Ally Bank submitted the results of its annual company-run stress test to the FDIC. On March 6, 2015, Ally and Ally Bank publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On March 11, 2015, Ally received a non-objection to its capital plan from the FRB, including the proposed capital actions contained in our submission. As a result, we redeemed $1.3 billion in Series G preferred securities in April 2015, and repurchased $325 million in Series A preferred securities in May 2015, pursuant to a tender offer. In addition, on July 6, 2015, Ally submitted to the FRB the results of our company-run mid-year stress test conducted under multiple macroeconomic scenarios. We disclosed the results of this stress test under the most severe scenario on July 15, 2015, in accordance with regulatory requirements. On November 12, 2015, we received approval from the FRB to redeem the remaining 1,288,301 shares of our outstanding Series G Preferred Stock, which was then redeemed and retired on December 14, 2015. Under a new rule effective for the 2016 capital planning cycle and subsequent cycles, Ally expects to submit its 2016 capital plan by April 5, 2016, with a response expected from the FRB by June 30, 2016.
Depository Institutions
Ally Bank is a state nonmember bank, chartered by the State of Utah, and subject to the supervision of the FDIC and the Utah Department of Financial Institutions (Utah DFI). Ally Bank's deposits are insured by the FDIC, and Ally Bank is required to file periodic reports with the FDIC concerning its financial condition. Total assets of Ally Bank were $111.3 billion and $104.4 billion at December 31, 2015, and 2014, respectively. Ally Bank is subject to Utah law (and, in certain instances, federal law) that places restrictions and limitations on the amount of dividends or other distributions. Dividends or other distributions made by Ally Bank to Ally were $525 million and $1.8 billion in 2015 and 2014, respectively. Ally Bank did not make any dividend or other distributions to Ally in 2013.
The FRB requires banks to maintain minimum average reserve balances. The amount of the required reserve balance for Ally Bank was $216 million and $313 million at December 31, 2015, and 2014, respectively.
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
Ally Bank is required to satisfy regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state, and foreign agencies that could have a material effect on our results of operations and financial condition. Ally Bank was in compliance with these requirements at December 31, 2015.
Insurance Companies
Some of our Insurance companies are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions under applicable state and foreign insurance law, and the rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under various state and foreign insurance regulations, dividend distributions may be made only from statutory unassigned surplus, with approvals required from the regulatory authorities for dividends in excess of certain statutory limitations. At December 31, 2015, the maximum dividend that could be paid by the U.S. insurance subsidiaries over the next twelve months without prior statutory approval was $93 million.
22.     Derivative Instruments and Hedging Activities
We enter into interest rate, foreign-currency, and equity swaps, futures, forwards, options, and swaptions in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including automotive loan assets and debt. We use foreign exchange contracts to mitigate foreign-currency risk associated with foreign-currency-denominated debt, foreign exchange transactions, and our net investment in foreign subsidiaries. In addition, we also enter into equity option contracts to manage our exposure to the equity markets. Our primary objective for utilizing derivative financial instruments is to manage interest rate risk associated with our fixed- and variable-rate assets and liabilities, foreign exchange risks related to our foreign-

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

currency denominated assets and liabilities, and market risks related to our investment portfolio and certain of our executive share-based compensation plans.
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
Derivatives qualifying for hedge accounting consist of receive-fixed swaps designated as fair value hedges of specific fixed-rate unsecured debt obligations, receive-fixed swaps designated as fair value hedges of specific fixed-rate Federal Home Loan Bank Advances, pay-fixed swaps designated as fair value hedges of specific portfolios of fixed-rate held-for-investment retail automotive loan assets, and pay-fixed swaps designated as cash flow hedges of the expected future cash flows in the form of interest payments on certain outstanding variable-rate borrowings associated with our secured debt.
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
Our remaining foreign subsidiaries in wind-down maintain both assets and liabilities in local currencies. These local currencies are generally the subsidiaries' functional currencies for accounting purposes. Foreign-currency-exchange-rate gains and losses arise when the assets or liabilities of our subsidiaries are denominated in currencies that differ from its functional currency. We enter into economic hedges to mitigate this risk.
We also enter into foreign currency forwards to economically hedge our foreign denominated debt, our centralized lending program, and foreign-denominated third party loans. The hedge of foreign denominated debt was entered into concurrent with the debt issuance with the terms of the derivative matching the terms of the underlying debt. The centralized lending program manages liquidity for our subsidiary businesses, but as of December 31, 2015, this activity is immaterial. Foreign-currency-denominated loan agreements are executed with our foreign subsidiaries in their local currencies. We evaluate our foreign-currency exposure resulting from intercompany lending and manage our currency risk exposure by entering into foreign-currency derivatives with external counterparties. Our remaining foreign-currency derivatives, such as hedges of foreign-denominated third party loans, are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
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
We also enter into prepaid equity forward contracts to economically hedge the price risk associated with certain of our executive share-based compensation plans. The prepaid equity forward contracts are hybrid instruments containing an embedded forward contract, which is considered a derivative instrument. The embedded derivative instrument is bifurcated from the host contract and is recorded at fair value with changes in fair value recorded in compensation and benefits expense. The balance of the prepaid component of these equity forward contracts was $32 million as of December 31, 2015, and was recorded within other assets on the Consolidated Balance Sheet.
Counterparty Credit Risk
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe us under the contract completely fail to perform under the terms of those contracts, net of underlying collateral as measured by the market value of the derivative financial instrument.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

To mitigate the risk of counterparty default, we maintain collateral agreements with certain counterparties. The agreements require both parties to post collateral in the event the fair values of the derivative financial instruments meet posting thresholds established under the agreements. In the event that either party defaults on the obligation, the secured party may seize the collateral. Generally, our collateral arrangements are bilateral such that we and the counterparty post collateral for the value of our total obligation to each other. Contractual terms provide for standard and customary exchange of collateral based on changes in the market value of the outstanding derivatives. The securing party posts additional collateral when their obligation rises or removes collateral when it falls.
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. No such specified credit risk related events occurred in 2015.
We placed cash collateral totaling $103 million and securities collateral totaling $86 million at December 31, 2015, and $221 million and $15 million at December 31, 2014, respectively, in accounts maintained by counterparties. This amount primarily relates to collateral posted to support our derivative positions. This amount also excludes cash and securities pledged as collateral under repurchase agreements. At December 31, 2015, we placed cash collateral totaling $21 million with counterparties under collateral arrangements associated with repurchase agreements. Refer to Note 15 for details on the repurchase agreements. The receivables for cash collateral placed are included in our Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $82 million at December 31, 2015, to support these derivative positions. We received cash collateral from counterparties totaling $71 million at December 31, 2014. The payables for cash collateral received are included on our Consolidated Balance Sheet in accrued expenses and other liabilities. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Consolidated Balance Sheet unless certain conditions are met. At December 31, 2015, and 2014, we received noncash collateral of $7 million and $15 million, respectively. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	2015			2014
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
December 31, ($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives qualifying for hedge accounting
Interest rate contracts
Swaps (c) (d) (e)	$126	$9	$14,151	$118	$7	$18,554
Foreign exchange contracts
Forwards	—	1	189	—	—	210
Total derivatives qualifying for hedge accounting	126	10	14,340	118	7	18,764
Economic hedges
Interest rate contracts
Swaps	30	51	6,101	40	65	11,979
Futures and forwards	2	2	1,905	4	2	18,886
Written options	—	72	18,220	—	94	14,823
Purchased options	73	—	18,240	94	—	15,159
Total interest rate risk	105	125	44,466	138	161	60,847
Foreign exchange contracts
Swaps	—	—	—	—	74	1,210
Futures and forwards	—	—	278	5	4	304
Total foreign exchange risk	—	—	278	5	78	1,514
Equity contracts
Forwards	—	9	32	—	3	74
Written options	—	1	—	—	3	1
Purchased options	2	—	—	2	—	—
Total equity risk	2	10	32	2	6	75
Total economic hedges	107	135	44,776	145	245	62,436
Total derivatives	$233	$145	$59,116	$263	$252	$81,200

(a)
Derivative contracts in a receivable position are classified as other assets on the Consolidated Balance Sheet, and includes accrued interest of $46 million and $50 million at December 31, 2015, and 2014, respectively.

(b)
Derivative contracts in a liability position are classified as accrued expenses and other liabilities on the Consolidated Balance Sheet, and includes accrued interest of $12 million and $17 million at December 31, 2015, and 2014, respectively.

(c)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate debt obligations with $112 million and $97 million in a receivable position, $3 million and $1 million in a payable position, and a $6.8 billion and $4.7 billion notional amount at December 31, 2015, and December 31, 2014, respectively. Of the hedge notional amount at December 31, 2015, $2.6 billion is associated with debt maturing in five or more years.

(d)
Other fair value hedges include pay-fixed swaps on portfolios of held-for-investment automotive loan assets with $13 million and $21 million in a receivable position, $3 million and $6 million in a payable position, and a $6.8 billion and $13.9 billion notional amount at December 31, 2015, and December 31, 2014, respectively.

(e)
Fair value hedges were executed during the fourth quarter consisting of receive-fixed swaps on fixed-rate secured debt obligations (FHLB Advances) with $1 million in a receivable position, $2 million in a payable position, and a $500 million notional amount at December 31, 2015.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Consolidated Statement of Income.

Year ended December 31, ($ in millions)	2015	2014	2013
Derivatives qualifying for hedge accounting
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Interest and fees on finance receivables and loans (a)	$(9)	$15	$7
Interest on long-term debt (b) (c)	35	199	(389)
Gain (loss) recognized in earnings on hedged items
Interest rate contracts
Interest and fees on finance receivables and loans (d)	39	34	2
Interest on long-term debt (e)	(30)	(185)	402
Total derivatives qualifying for hedge accounting	35	63	22
Economic derivatives
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Servicing asset valuation and hedge activities, net	—	—	(112)
Loss on mortgage and automotive loans, net	(2)	—	(37)
Other income, net of losses	(17)	(37)	14
Total interest rate contracts	(19)	(37)	(135)
Foreign exchange contracts (f)
Interest on long-term debt	(139)	(172)	94
Other income, net of losses	12	12	24
Total foreign exchange contracts	(127)	(160)	118
Equity contracts
Compensation and benefits expense	(10)	(5)	—
Total equity contracts	(10)	(5)	—
(Loss) gain recognized in earnings on derivatives	$(121)	$(139)	$5

(a)
Amounts exclude losses related to interest for qualifying accounting hedges of portfolios of retail automotive loans held-for-investment, which are primarily offset by the fixed coupon payments of the loans. The losses were $64 million, $61 million, and $9 million for the years ended December 31, 2015, and 2014, and 2013, respectively.

(b)
Amounts exclude gains related to interest for qualifying accounting hedges of debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $97 million, $112 million, and $131 million for the years ended December 31, 2015, 2014, and 2013, respectively.

(c)
Amounts exclude gains related to interest for qualifying accounting hedges of secured debt (FHLB Advances), which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $1 million for the year ended December 31, 2015.

(d)	Amounts exclude losses related to amortization of deferred loan basis adjustments on the de-designated hedged item of $8 million for the year ended December 31, 2015.

(e)
Amounts exclude gains related to amortization of deferred basis adjustments on the de-designated hedged item of $73 million, $155 million, and $247 million for the years ended December 31, 2015, 2014, and 2013, respectively.

(f)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Gains of $132 million, and $165 million, and losses of $117 million, were recognized for the years ended December 31, 2015, 2014, and 2013, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes derivative instruments used in cash flow and net investment hedge accounting relationships.

Year ended December 31, ($ in millions)	2015	2014	2013
Cash flow hedges
Interest rate contracts
Loss reclassified from accumulated other comprehensive income to interest on long-term debt	$—	$(2)	$(7)
Total interest on long-term debt	$—	$(2)	$(7)
Gain recognized in other comprehensive income	$2	$2	$6
Net investment hedges
Foreign exchange contracts
Loss reclassified from accumulated other comprehensive income to income (loss) from discontinued operations, net	$(4)	$—	$(250)
Total loss from discontinued operations, net	$(4)	$—	$(250)
Gain recognized in other comprehensive income (a)	$33	$13	$309

(a)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive income related to the revaluation of the related net investment in foreign operations, including the tax impacts of the hedge and related net investment, as disclosed separately in Note 19. There were losses of $59 million, $41 million, and $582 million for the years ended December 31, 2015, 2014, and 2013, respectively.

23.    Income Taxes
The significant components of income tax expense (benefit) from continuing operations were as follows.

Year ended December 31, ($ in millions)	2015	2014	2013
Current income tax expense (benefit)
U.S. federal	$—	$(3)	$—
Foreign	6	8	4
State and local	3	5	—
Total current expense	9	10	4
Deferred income tax expense (benefit)
U.S. federal	454	270	(67)
Foreign	1	2	(1)
State and local	32	39	5
Total deferred expense (benefit)	487	311	(63)
Total income tax expense (benefit) from continuing operations	$496	$321	$(59)
A reconciliation of income tax expense (benefit) from continuing operations with the amounts at the statutory U.S. federal income tax rate is shown in the following table.

Year ended December 31, ($ in millions)	2015	2014	2013
Statutory U.S. federal tax expense	$488	$436	$125
Change in tax resulting from
State and local income taxes, net of federal income tax benefit	38	48	16
Effect of valuation allowance change	(26)	(64)	(154)
Nondeductible expenses	14	31	26
Tax credits	(12)	(10)	(45)
Changes in unrecognized tax benefits	(5)	(63)	(10)
Tax law enactment	—	(39)	(44)
Other, net	(1)	(18)	27
Total income tax expense (benefit) from continuing operations	$496	$321	$(59)
For the year ended December 31, 2015, consolidated income tax expense from continuing operations is largely driven by tax attributable to pretax earnings for the year, offset by tax benefits recognized from the release of our valuation allowance on capital loss carryforwards

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

utilized against current year capital gains. For the year ended December 31, 2014, consolidated income tax expense from continuing operations was largely driven by tax attributable to pretax earnings for the year, offset by tax benefits recognized from the release of a portion of our valuation allowance on capital loss carryforwards utilized against 2014 capital gains, a reduction in the liability for unrecognized tax benefits that resulted from the completion of the U.S. federal audit related to our 2009 tax year, and the reinstatement of the active financing exception included in the Tax Increase Prevention Act of 2014. For the year ended December 31, 2013, consolidated income tax benefit from continuing operations was largely driven by a release of a portion of our valuation allowance related to the measurement of foreign tax credit carryforwards anticipated to be utilized in the future and release of our valuation allowance on capital loss carryforwards utilized against 2013 capital gains. Additional benefit was also recognized from a tax law enactment that retroactively reinstated the active financing exception.
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We continue to believe it is more likely than not that the benefit for certain foreign tax credit, state net operating loss, and state capital loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on the deferred tax assets relating to these carryforwards.
The sale of our joint venture in China, which was completed in January 2015, resulted in additional capital gains that allowed us to realize our remaining U.S. federal capital loss carryforwards. This resulted in an income tax benefit upon the reversal of the valuation allowance on the related deferred tax asset.
The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, ($ in millions)	2015	2014
Deferred tax assets
Tax credit carryforwards	$1,941	$1,911
Tax loss carryforwards	950	1,158
Adjustments to loan value	311	520
State and local taxes	194	227
Unearned insurance premiums	141	141
Hedging transactions	99	139
Other	212	210
Gross deferred tax assets	3,848	4,306
Valuation allowance	(582)	(734)
Deferred tax assets, net of valuation allowance	3,266	3,572
Deferred tax liabilities
Lease transactions	1,273	1,148
Deferred acquisition costs	403	378
Debt transactions	162	161
Other	69	78
Gross deferred tax liabilities	1,907	1,765
Net deferred tax assets (a)	$1,359	$1,807

(a)
Total net deferred tax assets includes $1,369 million of net deferred tax assets included in other assets on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax asset position and $10 million included in accrued expenses and other liabilities on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax liability position at December 31, 2015.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes net deferred tax assets including related valuation allowances at December 31, 2015.

($ in millions)	Deferred Tax Asset/(Liability)		Valuation Allowance	Net Deferred Tax Asset/(Liability)	Years of Expiration
Tax credit carryforwards
Foreign tax credits	$1,748		$(472)	$1,276	2016 - 2025
General business credits	173		—	173	2032 - 2035
AMT credits	20		—	20	n/a
Total tax credit carryforwards	1,941		(472)	1,469
Tax loss carryforwards
Net operating losses — federal	950		—	950	2031 - 2033
Net operating losses — state	208	(a)	(77)	131	2016 - 2035
Capital losses — state	28	(a)	(28)	—	2016 - 2017
Total tax loss carryforwards	1,186		(105)	1,081
Other deferred tax assets	721		(5)	716	n/a
Deferred tax assets	3,848		(582)	3,266
Deferred tax liabilities	(1,907)		—	(1,907)	n/a
Net deferred tax assets	$1,941		$(582)	$1,359

(a)	State net operating loss and capital loss carryforwards are included in the state and local taxes total disclosed in our deferred inventory table above.
As of December 31, 2015, we do not assert that any foreign earnings are indefinitely reinvested outside of the United States. As a result, all deferred tax liabilities for incremental U.S. tax that stem from temporary differences related to investments in foreign subsidiaries or foreign corporate joint ventures have been recognized as of December 31, 2015.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits.

($ in millions)	2015	2014	2013
Balance at January 1,	$191	$262	$102
Additions based on tax positions related to the current year	—	—	174
Additions for tax positions of prior years	7	9	1
Settlements	(10)	(79)	(14)
Expiration of statute of limitations	(3)	(1)	(1)
Balance at December 31,	$185	$191	$262
Included in the unrecognized tax benefits balances are some items, the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences and the portion of gross state unrecognized tax benefits that would be offset by the tax benefit of the associated federal deduction. At December 31, 2015, 2014, and 2013, the balance of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $177 million, $182 million, and $240 million, respectively.
We recognize accrued interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively. For the years ended December 31, 2015, 2014, and 2013, less than $1 million, $1 million, and $2 million, respectively, were accrued for interest and penalties with the cumulative accrued balance totaling $2 million at December 31, 2015, $5 million at December 31, 2014, and $7 million at December 31, 2013.
It is reasonably possible that the unrecognized tax benefits will decrease by up to $180 million over the next twelve months if certain tax matters ultimately settle with the applicable taxing jurisdiction.
We file tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Our most significant operations remaining following our divestitures of various international operations are the United States and Canada. The oldest tax years that remain subject to examination for those jurisdictions are 2012 and 2011, respectively.
24.    Share-based Compensation Plans
On December 24, 2014, as a result of Treasury completing the sale of all of its remaining shares in Ally's common stock, Ally exited the Troubled Asset Relief Program (TARP), which required us to comply with certain limitations on executive pay as determined by the Special Master of TARP Compensation (Special Master). Under TARP we established stock salary, or Deferred Stock Units (DSUs), and TARP Stock, or Incentive Restricted Stock Units (IRSUs), as forms of compensation to our senior executives, which were approved by the Special Master. During 2015, we discontinued granting DSU and IRSU awards to senior executives. We also grant Restricted Stock Units (RSUs) to

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

executives under the Ally Financial 2014 Incentive Compensation Plan, which allows us to grant an array of equity-based and cash incentive awards to our named executive officers and other employees and service providers (other than our non-employee directors). Each of our approved compensation plans and awards were designed to provide our executives with an opportunity to share in the future growth in the value of Ally, which is necessary to attract and retain key executives.
Prior to our IPO in April 2014, all share-based awards were settled in cash and required liability treatment under the accounting guidance. Accounting treatment for liability-classified awards requires compensation expense to be adjusted each period until the awards are settled based on the value of the underlying share price. Prior to IPO, the Ally Board of Directors was required to determine a share price valuation (Share Price Valuation) for share-based compensation awards not less than annually. The Share Price Valuation determined by the Board prior to the IPO, assisted by an independent advisor, considered, among other things, the stock price performance, on an indexed basis, of publicly traded common stock issued by certain comparative companies and considered Ally’s common stock as if it were freely tradable in the public markets. After the IPO, the share price valuation is based on the trading price for our stock. Also, after the IPO, certain awards, both existing and future grants, will be settled in stock and, as a result, will be accounted for as equity awards under the accounting guidance. For equity-classified awards, the compensation expense to be recognized over the vesting and service period is determined on the grant date. Certain awards will continue to require liability treatment and receive the same treatment as previously noted. For valuation purposes, we utilize Ally’s share price as of the grant date and the end of each reporting period for determining the necessary share-based compensation expense, depending on the classification of the awards. The per-share fair value based on market price for purposes of share-based compensation was $18.64 as of December 31, 2015. We had 35,838,068 shares authorized and available for future grants of incentive-based equity awards at December 31, 2015.
During 2015 and 2014, we entered into prepaid equity forward contracts to economically hedge a portion of the price risk driven by fluctuations in the fair value of our DSU and IRSU awards. The prepaid equity forward contracts are hybrid instruments containing an embedded forward contract, which is considered a derivative instrument. The embedded derivative instrument is bifurcated from the host contract and is recorded at fair value with changes in fair value recorded as compensation and benefits expense in our Consolidated Statement of Income. For further information on our derivative instruments, refer to Note 22.
RSU Awards
RSU awards are incentive awards that have been granted to employees as phantom shares of Ally. Prior to our IPO, these awards were paid in cash. As a result, RSU awards required liability treatment and were remeasured quarterly at the Share Price Valuation until they were paid. The compensation costs related to these awards were ratably charged to expense over the applicable service period. Changes in the value related to the portion of the awards that had vested and had not been paid were recognized in earnings in the period in which the changes occurred. After the IPO, the majority of existing RSU awards settle in the form of Ally common stock, which changed the award classification from a liability award to an equity award. As a result of this classification change, a modification to the accounting for the existing awards was required. As part of the modification, the stock closing price on the date of the IPO (April 10, 2014) of $23.98 was used as the modification date value, which resulted in the recording of an increase to additional paid-in capital of $62 million, with a corresponding decrease in the liability. The remaining RSU cost for these awards, based on the modification date value, will be ratably charged to expense over the applicable service periods with an offset to additional paid-in capital. RSU awards granted in 2012 can vest in one of two different methods. The first method allows vesting ratably over a three-year period starting on the date the award was issued, with awards fully vesting in February 2015. The second method allows vesting ratably over a two-year period, starting on the date the award was issued, with awards fully vesting in February 2014. RSU awards granted in 2015, 2014, and 2013 vest using a single method where vesting is ratable over a two-year period starting on the date the award was issued, with the majority of the awards fully vesting in January 2017, 2016, and 2015. At December 31, 2015, there were a total of 6,476,427 RSU award shares outstanding, composed of 254,150 shares awarded during 2013, 1,691,509 shares awarded during 2014, and 4,530,768 shares awarded during 2015. At December 31, 2014, there were a total of 4,293,216 RSU award shares outstanding, composed of 17,571 shares awarded during 2009, 17,219 shares awarded during 2010, 0 shares awarded during 2011, 453,735 shares awarded during 2012, 2,053,271 shares awarded during 2013, and 1,751,420 shares awarded during 2014. We recognized expense related to RSU awards of $49 million, $46 million, and $64 million for the years ended December 31, 2015, 2014, and 2013, respectively. These costs were recorded as compensation and benefits expense in our Consolidated Statement of Income.
DSU Awards
DSU awards were generally granted to senior executives as phantom shares of Ally and were included as part of their base salary. DSU awards were commonly granted ratably each pay period throughout the year, vested immediately upon grant, and paid in cash. DSUs awarded in 2013, 2014, and 2015 will generally be redeemable in three equal installments: the first on the final payroll date of the respective year of grant, the second ratably over the first year following the grant date, and the third ratably over the second year following the grant date. The DSU awards require liability treatment and are remeasured monthly at fair value based on market price until they are paid, with each change in value fully charged to compensation expense in the period in which the change occurs. At December 31, 2015, and December 31, 2014, there were a total of 1,395,105 and 3,009,942 DSU awards outstanding, respectively. We recognized expense related to DSU awards, before economic hedge, of $3 million, $42 million, and $65 million for the years ended December 31, 2015, 2014, and 2013, respectively, for the outstanding awards. These costs were recorded as compensation and benefits expense in our Consolidated Statement of Income. For further information on our derivative instruments, refer to Note 22.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

IRSU Awards
IRSU awards were incentive awards that had been granted to senior executives as phantom shares of Ally and vested based on continued service with Ally. IRSU awards from 2009, 2010, and 2011 have fully vested. There were no IRSU awards granted to senior executives in 2012. IRSU awards from 2013 vest two-thirds after two years from grant date and in full three years from grant date. IRSU awards from 2014 vest in 2016. As of December 31, 2014, Ally had repaid 100% of its TARP obligations, allowing complete payment of the fully vested awards. The vested IRSU awards that were being deferred until repayment of TARP obligations were paid out in January 2015. The remaining unvested IRSU awards are paid in cash after the vesting requirement is met. Payouts are based on fair value of Ally shares at the time of the payout. The awards require liability treatment and are remeasured monthly at fair value based on market price until they are paid. The compensation costs related to these awards are ratably charged to expense over the requisite service period. Changes in value relating to the portion of the awards that have vested and have not been paid are recognized in earnings in the period in which the changes occur. At December 31, 2015, and December 31, 2014, there were a total of 51,103 and 690,355 IRSU award shares outstanding, respectively. We recognized an expense related to IRSU awards, before economic hedge, of $1 million and $8 million for the years ended December 31, 2015, and 2013, respectively, and a reduction of expense, before economic hedge, of $2 million for the year ended December 31, 2014, for the outstanding awards. These costs were recorded as compensation and benefits expense in our Consolidated Statement of Income. For further information on our derivative instruments, refer to Note 22.
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no transfers between any levels for the year ended December 31, 2015.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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

We also execute over-the-counter (OTC) and centrally-cleared derivative contracts, such as interest rate swaps, a cross-currency swap, swaptions, foreign-currency denominated forward contracts, prepaid equity forward contracts, caps, floors, and agency to-be-announced securities. For OTC contracts, we utilize third-party-developed valuation models that are widely accepted in the market to value these OTC derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves, interpolated volatility assumptions, or equity pricing) are used in the model. We classified these OTC derivative contracts as Level 2 because all significant inputs into these models were market observable. For centrally-cleared contracts, we utilize unadjusted prices obtained from the clearing house as the basis for valuation, and they are also classified as Level 2. We did not have any derivative instruments classified as Level 3 as of December 31, 2015, or December 31, 2014.
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

	Recurring fair value measurements
December 31, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,469	$272	$—	$1,741
U.S. State and political subdivisions	—	716	—	716
Foreign government	10	167	—	177
Mortgage-backed residential	—	10,366	—	10,366
Mortgage-backed commercial	—	481	—	481
Asset-backed	—	1,755	—	1,755
Corporate debt securities	—	1,204	—	1,204
Total debt securities	1,479	14,961	—	16,440
Equity securities (a)	717	—	—	717
Total available-for-sale securities	2,196	14,961	—	17,157
Other assets
Interests retained in financial asset sales	—	—	40	40
Derivative contracts in a receivable position (b)
Interest rate	2	229	—	231
Other	2	—	—	2
Total derivative contracts in a receivable position	4	229	—	233
Total assets	$2,200	$15,190	$40	$17,430
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position (b)
Interest rate	$(2)	$(133)	$—	$(135)
Foreign currency	—	(1)	—	(1)
Other	(1)	(8)	—	(9)
Total derivative contracts in a payable position	(3)	(142)	—	(145)
Total liabilities	$(3)	$(142)	$—	$(145)

(a)	Our investment in any one industry did not exceed 14%.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 22.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Recurring fair value measurements
December 31, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total
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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains									Fair value at December 31, 2015	Net unrealized gains included in earnings still held at December 31, 2015
($ in millions)	Fair value at January 1, 2015	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3
Assets
Loans held-for-sale	$3	$1		$—	$—	$(4)	$—	$—	$—	$—	$—	$—
Other assets
Interests retained in financial asset sales	47	9	(a)	—	—	—	26	(42)	—	—	40	—
Total assets	$50	$10		$—	$—	$(4)	$26	$(42)	$—	$—	$40	$—

(a)	Reported as other income, net of losses, in the Consolidated Statement of Income.

	Level 3 recurring fair value measurements
		Net realized/unrealized gains									Fair value at December 31, 2014	Net unrealized gains included in earnings still held at December 31, 2014
($ in millions)	Fair value at January 1, 2014	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3
Assets
Loans held-for-sale	$—	$—		$—	$—	$—	$—	$—	$3	$—	$3	$1
Other assets
Interests retained in financial asset sales	100	13	(a)	—	—	—	—	(66)	—	—	47	—
Interest rate derivative contracts, net	(1)	—		—	—	—	—	(2)	—	3	—	—
Total assets	$99	$13		$—	$—	$—	$—	$(68)	$3	$3	$50	$1

(a)	Reported as other income, net of losses, in the Consolidated Statement of Income.
Nonrecurring Fair Value
We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower-of-cost or fair value accounting or certain impairment measures. These items would constitute nonrecurring fair value measures.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the year ended
December 31, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale	$—	$—	$105	$105	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Commercial and industrial
Automotive	—	—	19	19	(2)	n/m	(a)
Other	—	—	29	29	(15)	n/m	(a)
Commercial real estate — Automotive	—	—	4	4	(3)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	52	52	(20)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	9	9	(3)	n/m	(a)
Other	—	—	6	6	(2)	n/m	(a)
Total assets	$—	$—	$172	$172	$(25)	n/m
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at December 31, 2015, and 2014.

		Estimated fair value
December 31, ($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
2015
Financial assets
Loans held-for-sale, net	$105	$—	$—	$105	$105
Finance receivables and loans, net	110,546	—	—	110,737	110,737
Nonmarketable equity investments	418	—	391	42	433
Financial liabilities
Deposit liabilities	$66,478	$—	$—	$66,889	$66,889
Short-term borrowings	8,101	—	—	8,102	8,102
Long-term debt	66,234	—	23,018	45,157	68,175
2014
Financial assets
Loans held-for-sale, net	$2,003	$—	$485	$1,554	$2,039
Finance receivables and loans, net	98,971	—	—	99,430	99,430
Nonmarketable equity investments	271	—	246	33	279
Financial liabilities
Deposit liabilities	$58,203	$—	$—	$58,777	$58,777
Short-term borrowings	7,062	—	—	7,063	7,063
Long-term debt	66,380	—	25,224	44,084	69,308
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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

•
Financial instruments for which carrying value approximates fair value — Certain financial instruments that are not carried at fair value on the consolidated balance sheet are carried at amounts that approximate fair value primarily due to their short term nature and limited credit risk. These instruments include restricted cash, cash collateral, accrued interest receivable, accrued interest payable, trade receivables and payables, and other short term receivables and payables.

26.    Offsetting Assets and Liabilities
Our derivative contracts and repurchase/reverse repurchase transactions are supported by qualifying master netting and master repurchase agreements. These agreements are legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the agreement to the nondefaulting entity upon an event of default of the counterparty, including bankruptcy, insolvency, or similar proceeding, and (2) provide the nondefaulting entity the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to liquidate or set off collateral promptly upon an event of default of the counterparty.
To further mitigate the risk of counterparty default related to derivative instruments, we maintain collateral agreements with certain counterparties. The agreements require both parties to maintain collateral in the event the fair values of the derivative financial instruments meet established thresholds. In the event that either party defaults on the obligation, the secured party may seize the collateral. Generally, our collateral arrangements are bilateral such that we and the counterparty post collateral for the value of our total obligation to each other. Contractual terms provide for standard and customary exchange of collateral based on changes in the market value of the outstanding derivatives. The securing party posts additional collateral when their obligation rises or removes collateral when it falls, such that the net replacement cost of the nondefaulting party is covered in the event of counterparty default.
In certain instances as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At December 31, 2015, these instruments are reported as gross assets and gross liabilities on the Consolidated Balance Sheet.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Consolidated Balance Sheet
				Gross Amounts Not Offset in the Consolidated Balance Sheet
December 31, 2015 ($ in millions)				Financial Instruments	Collateral (a) (b) (c)	Net Amount
Assets
Derivative assets in net asset positions	$224	$—	$224	$(69)	$(67)	$88
Derivative assets in net liability positions	9	—	9	(9)	—	—
Total assets (d)	$233	$—	$233	$(78)	$(67)	$88
Liabilities
Derivative liabilities in net liability positions	$(68)	$—	$(68)	$9	$2	$(57)
Derivative liabilities in net asset positions	(69)	—	(69)	69	—	—
Derivative liabilities with no offsetting arrangements	(8)	—	(8)	—	—	(8)
Total derivative liabilities (d)	(145)	—	(145)	78	2	(65)
Securities sold under agreements to repurchase (e)	(648)	—	(648)	—	648	—
Total liabilities	$(793)	$—	$(793)	$78	$650	$(65)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. $7 million of noncash derivative collateral pledged to us was excluded at December 31, 2015. We do not record such collateral received on our Consolidated Balance Sheet unless certain conditions are met.

(c)
Certain agreements grant us the right to sell or pledge the noncash assets we receive as collateral. Noncash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $7 million at December 31, 2015. We have not sold or pledged any of the noncash collateral received under these agreements as of December 31, 2015.

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
Insurance operations — Offers both consumer financial and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide vehicle service contracts, maintenance coverage, and guaranteed asset protection products. We also underwrite selected commercial insurance coverages, which primarily insure dealers' vehicle inventories.
Mortgage operations — Our Mortgage operations include the management of our held-for-investment mortgage loan portfolio and includes the execution of bulk purchases of high-quality jumbo and low-to-moderate income mortgage loans originated by third parties.
Corporate and Other primarily consists of Corporate Finance, centralized corporate treasury activities, such as management of the cash and corporate investment securities portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes certain equity investments and reclassifications and eliminations between the reportable operating segments. Corporate Finance is a middle market lender that provides senior secured leveraged cash flow and asset based loans primarily to U.S.-based companies.
We utilize an FTP methodology for the majority of our business operations. The FTP methodology assigns charge rates and credit rates to classes of assets and liabilities based on expected duration and the benchmark rate curve plus an assumed credit spread. Matching duration allocates interest income and interest expense to these reportable segments so their respective results are insulated from interest rate risk. This methodology is consistent with our ALM practices, which includes managing interest rate risk centrally at a corporate level. The net residual impact of the FTP methodology is included within the results of Corporate and Other.
The information presented in our reportable operating segments and geographic areas tables that follow are based in part on internal allocations, which involve management judgment.
Change in Allocation of Costs to Reportable Segments
During the fourth quarter of 2015, we began to allocate additional overhead expenses related to centralized support functions to our Automotive Finance, Insurance, and Mortgage operations as a result of a change in management's view of our operations. These expenses were previously included within our Corporate and Other activities. Amounts for 2014 and 2013 have been reclassified to conform to the current management view.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Financial information for our reportable operating segments is summarized as follows.

Year ended December 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage operations	Corporate and Other (a)	Consolidated (b)
2015
Net financing revenue	$3,429	$57	$72	$161	$3,719
Other revenue (loss)	235	1,033	87	(213)	1,142
Total net revenue (loss)	3,664	1,090	159	(52)	4,861
Provision for loan losses	696	—	1	10	707
Total noninterest expense	1,633	879	68	181	2,761
Income (loss) from continuing operations before income tax expense	$1,335	$211	$90	$(243)	$1,393
Total assets	$115,636	$7,053	$9,768	$26,124	$158,581
2014
Net financing revenue (loss)	$3,321	$56	$43	$(45)	$3,375
Other revenue (loss)	264	1,129	17	(134)	1,276
Total net revenue (loss)	3,585	1,185	60	(179)	4,651
Provision for loan losses	542	—	(69)	(16)	457
Total noninterest expense	1,614	988	70	276	2,948
Income (loss) from continuing operations before income tax expense	$1,429	$197	$59	$(439)	$1,246
Total assets	$113,188	$7,190	$7,884	$23,369	$151,631
2013
Net financing revenue (loss)	$3,159	$57	$76	$(513)	$2,779
Other revenue	268	1,196	—	20	1,484
Total net revenue (loss)	3,427	1,253	76	(493)	4,263
Provision for loan losses	494	—	13	(6)	501
Total noninterest expense	1,755	999	324	327	3,405
Income (loss) from continuing operations before income tax expense	$1,178	$254	$(261)	$(814)	$357
Total assets	$109,312	$7,124	$8,168	$26,304	$150,908

(a)	Total assets for Corporate Finance were $2.7 billion, $1.9 billion, and $1.6 billion at December 31, 2015, 2014, and 2013, respectively.

(b)	Net financing revenue after the provision for loan losses totaled $3.0 billion, $2.9 billion, and $2.3 billion for the years ended December 31, 2015, 2014, and 2013, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Information concerning principal geographic areas were as follows.

Year ended December 31, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (b)	Net income (loss) (b)(c)	Identifiable assets (d)	Long-lived assets (e)
2015
Canada	$98	$47	$35	$514	$—
Europe	1	4	27	325	—
Latin America	—	—	(2)	28	—
Asia-Pacific	—	—	452	2	—
Total foreign (f)	99	51	512	869	—
Total domestic (g)	4,762	1,342	777	157,685	16,506
Total	$4,861	$1,393	$1,289	$158,554	$16,506
2014
Canada	$124	$54	$68	$590	$—
Europe	2	—	4	1,636	—
Latin America	—	—	(8)	29	—
Asia-Pacific	—	—	122	636	—
Total foreign (f)	126	54	186	2,891	—
Total domestic (g)	4,525	1,192	964	148,713	19,735
Total	$4,651	$1,246	$1,150	$151,604	$19,735
2013
Canada	$171	$64	$1,266	$704	$—
Europe (h)	(8)	(18)	(88)	1,972	—
Latin America	—	7	300	29	—
Asia-Pacific	1	(2)	117	520	—
Total foreign	164	51	1,595	3,225	—
Total domestic (g)	4,099	306	(1,234)	147,656	17,916
Total	$4,263	$357	$361	$150,881	$17,916

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Consolidated Statement of Income.

(b)	The domestic amounts include original discount amortization of $62 million, $189 million, and $262 million for the years ended December 31, 2015, 2014, and 2013, respectively.

(c)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(d)	Identifiable assets consist of total assets excluding goodwill.

(e)	Long-lived assets consist of investment in operating leases, net, and net property and equipment.

(f)	Our foreign operations as of December 31, 2015, and December 31, 2014, consist of our ongoing Insurance operations in Canada, and our remaining international entities in wind-down.

(g)	Amounts include eliminations between our domestic and foreign operations.

(h)	Amounts include eliminations between our foreign operations.
28.    Parent and Guarantor Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of December 31, 2015, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Statements of Comprehensive Income

Year ended December 31, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(83)	$—	$4,653	$—	$4,570
Interest and fees on finance receivables and loans — intercompany	17	—	24	(41)	—
Interest on loans held-for-sale	—	—	40	—	40
Interest and dividends on available-for-sale investment securities	—	—	381	—	381
Interest on cash and cash equivalents	1	—	7	—	8
Interest-bearing cash — intercompany	—	—	8	(8)	—
Operating leases	9	—	3,389	—	3,398
Total financing revenue and other interest income	(56)	—	8,502	(49)	8,397
Interest expense
Interest on deposits	10	—	708	—	718
Interest on short-term borrowings	40	—	9	—	49
Interest on long-term debt	1,121	—	541	—	1,662
Interest on intercompany debt	32	—	17	(49)	—
Total interest expense	1,203	—	1,275	(49)	2,429
Depreciation expense on operating lease assets	7	—	2,242	—	2,249
Net financing (loss) revenue	(1,266)	—	4,985	—	3,719
Cash dividends from subsidiaries
Bank subsidiaries	525	525	—	(1,050)	—
Nonbank subsidiaries	1,123	—	—	(1,123)	—
Other revenue
Servicing fees	1,137	—	834	(1,926)	45
Insurance premiums and service revenue earned	—	—	940	—	940
(Loss) gain on mortgage and automotive loans, net	(9)	—	54	—	45
Loss on extinguishment of debt	(355)	—	(2)	—	(357)
Other gain on investments, net	—	—	155	—	155
Other income, net of losses	236	—	539	(461)	314
Total other revenue	1,009	—	2,520	(2,387)	1,142
Total net revenue	1,391	525	7,505	(4,560)	4,861
Provision for loan losses	157	—	550	—	707
Noninterest expense
Compensation and benefits expense	571	—	842	(450)	963
Insurance losses and loss adjustment expenses	—	—	293	—	293
Other operating expenses	1,247	—	2,195	(1,937)	1,505
Total noninterest expense	1,818	—	3,330	(2,387)	2,761
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(584)	525	3,625	(2,173)	1,393
Income tax (benefit) expense from continuing operations	(267)	—	763	—	496
Net (loss) income from continuing operations	(317)	525	2,862	(2,173)	897
Income from discontinued operations, net of tax	356	—	36	—	392
Undistributed income (loss) of subsidiaries
Bank subsidiary	581	581	—	(1,162)	—
Nonbank subsidiaries	669	(1)	—	(668)	—
Net income	1,289	1,105	2,898	(4,003)	1,289
Other comprehensive loss, net of tax	(165)	(43)	(172)	215	(165)
Comprehensive income	$1,124	$1,062	$2,726	$(3,788)	$1,124

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(14)	$—	$4,471	$—	$4,457
Interest and fees on finance receivables and loans — intercompany	37	—	82	(119)	—
Interest on loans held-for-sale	—	—	1	—	1
Interest and dividends on available-for-sale investment securities	—	—	367	—	367
Interest on cash and cash equivalents	1	—	7	—	8
Interest-bearing cash — intercompany	—	—	6	(6)	—
Operating leases	269	—	3,289	—	3,558
Total financing revenue and other interest income	293	—	8,223	(125)	8,391
Interest expense
Interest on deposits	15	—	649	—	664
Interest on short-term borrowings	43	—	9	—	52
Interest on long-term debt	1,492	—	575	—	2,067
Interest on intercompany debt	88	—	37	(125)	—
Total interest expense	1,638	—	1,270	(125)	2,783
Depreciation expense on operating lease assets	161	—	2,072	—	2,233
Net financing (loss) revenue	(1,506)	—	4,881	—	3,375
Cash dividends from subsidiaries
Bank subsidiaries	1,800	1,800	—	(3,600)	—
Nonbank subsidiaries	651	—	—	(651)	—
Other revenue
Servicing fees	1,071	—	792	(1,832)	31
Insurance premiums and service revenue earned	—	—	979	—	979
(Loss) gain on mortgage and automotive loans, net	(5)	—	12	—	7
Loss on extinguishment of debt	(202)	—	—	—	(202)
Other gain on investments, net	—	—	181	—	181
Other income, net of losses	208	—	507	(435)	280
Total other revenue	1,072	—	2,471	(2,267)	1,276
Total net revenue	2,017	1,800	7,352	(6,518)	4,651
Provision for loan losses	250	—	207	—	457
Noninterest expense
Compensation and benefits expense	586	—	793	(432)	947
Insurance losses and loss adjustment expenses	—	—	410	—	410
Other operating expenses	1,267	—	2,159	(1,835)	1,591
Total noninterest expense	1,853	—	3,362	(2,267)	2,948
(Loss) income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	(86)	1,800	3,783	(4,251)	1,246
Income tax (benefit) expense from continuing operations	(457)	—	778	—	321
Net income from continuing operations	371	1,800	3,005	(4,251)	925
Income from discontinued operations, net of tax	193	—	32	—	225
Undistributed (loss) income of subsidiaries
Bank subsidiary	(680)	(680)	—	1,360	—
Nonbank subsidiaries	1,266	(1)	—	(1,265)	—
Net income	1,150	1,119	3,037	(4,156)	1,150
Other comprehensive income, net of tax	210	188	212	(400)	210
Comprehensive income	$1,360	$1,307	$3,249	$(4,556)	$1,360

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$771	$—	$3,758	$—	$4,529
Interest and fees on finance receivables and loans — intercompany	59	—	68	(127)	—
Interest on loans held-for-sale	—	—	20	—	20
Interest and dividends on available-for-sale investment securities	—	—	325	—	325
Interest on cash and cash equivalents	3	—	7	—	10
Interest-bearing cash — intercompany	—	—	7	(7)	—
Operating leases	500	—	2,709	—	3,209
Total financing revenue and other interest income	1,333	—	6,894	(134)	8,093
Interest expense
Interest on deposits	25	—	629	—	654
Interest on short-term borrowings	46	—	17	—	63
Interest on long-term debt	2,039	—	568	(5)	2,602
Interest on intercompany debt	66	—	62	(128)	—
Total interest expense	2,176	—	1,276	(133)	3,319
Depreciation expense on operating lease assets	369	—	1,626	—	1,995
Net financing (loss) revenue	(1,212)	—	3,992	(1)	2,779
Cash dividends from subsidiaries
Nonbank subsidiaries	5,732	3,659	—	(9,391)	—
Other revenue
Servicing fees	152	—	(26)	—	126
Servicing asset valuation and hedge activities, net	—	—	(213)	—	(213)
Total servicing income (loss), net	152	—	(239)	—	(87)
Insurance premiums and service revenue earned	—	—	1,012	—	1,012
Gain on mortgage and automotive loans, net	—	—	55	—	55
(Loss) gain on extinguishment of debt	(61)	—	2	—	(59)
Other gain on investments, net	—	—	180	—	180
Other income, net of losses	157	—	1,438	(1,212)	383
Total other revenue	248	—	2,448	(1,212)	1,484
Total net revenue	4,768	3,659	6,440	(10,604)	4,263
Provision for loan losses	196	—	305	—	501
Noninterest expense
Compensation and benefits expense	640	—	821	(442)	1,019
Insurance losses and loss adjustment expenses	—	—	405	—	405
Other operating expenses	501	—	2,250	(770)	1,981
Total noninterest expense	1,141	—	3,476	(1,212)	3,405
Income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	3,431	3,659	2,659	(9,392)	357
Income tax (benefit) expense from continuing operations	(969)	—	910	—	(59)
Net income from continuing operations	4,400	3,659	1,749	(9,392)	416
(Loss) income from discontinued operations, net of tax	(1,321)	(19)	1,284	1	(55)
Undistributed income (loss) of subsidiaries
Bank subsidiary	883	883	—	(1,766)	—
Nonbank subsidiaries	(3,601)	(2,393)	—	5,994	—
Net income	361	2,130	3,033	(5,163)	361
Other comprehensive loss, net of tax	(587)	(812)	(873)	1,685	(587)
Comprehensive (loss) income	$(226)	$1,318	$2,160	$(3,478)	$(226)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Balance Sheet

December 31, 2015 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,234	$—	$914	$—	$2,148
Interest-bearing	401	—	3,831	—	4,232
Interest-bearing — intercompany	—	—	850	(850)	—
Total cash and cash equivalents	1,635	—	5,595	(850)	6,380
Investment securities	—	—	17,157	—	17,157
Loans held-for-sale, net	—	—	105	—	105
Finance receivables and loans, net
Finance receivables and loans, net	2,636	—	108,964	—	111,600
Intercompany loans to
Bank subsidiary	600	—	—	(600)	—
Nonbank subsidiaries	3,277	—	559	(3,836)	—
Allowance for loan losses	(72)	—	(982)	—	(1,054)
Total finance receivables and loans, net	6,441	—	108,541	(4,436)	110,546
Investment in operating leases, net	81	—	16,190	—	16,271
Intercompany receivables from
Bank subsidiary	186	—	—	(186)	—
Nonbank subsidiaries	259	—	282	(541)	—
Investment in subsidiaries
Bank subsidiary	16,496	16,496	—	(32,992)	—
Nonbank subsidiaries	10,902	11	—	(10,913)	—
Premiums receivable and other insurance assets	—	—	1,827	(26)	1,801
Other assets	4,785	—	4,488	(2,952)	6,321
Total assets	$40,785	$16,507	$154,185	$(52,896)	$158,581
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$89	$—	$89
Interest-bearing	229	—	66,160	—	66,389
Total deposit liabilities	229	—	66,249	—	66,478
Short-term borrowings	3,453	—	4,648	—	8,101
Long-term debt	21,048	—	45,186	—	66,234
Intercompany debt to
Nonbank subsidiaries	1,409	—	3,877	(5,286)	—
Intercompany payables to
Bank subsidiary	142	—	—	(142)	—
Nonbank subsidiaries	420	—	191	(611)	—
Interest payable	258	—	92	—	350
Unearned insurance premiums and service revenue	—	—	2,434	—	2,434
Accrued expenses and other liabilities	387	82	4,028	(2,952)	1,545
Total liabilities	27,346	82	126,705	(8,991)	145,142
Total equity	13,439	16,425	27,480	(43,905)	13,439
Total liabilities and equity	$40,785	$16,507	$154,185	$(52,896)	$158,581

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

December 31, 2014 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$986	$—	$362	$—	$1,348
Interest-bearing	1,300	—	2,928	—	4,228
Interest-bearing — intercompany	—	—	615	(615)	—
Total cash and cash equivalents	2,286	—	3,905	(615)	5,576
Investment securities	—	—	16,137	—	16,137
Loans held-for-sale, net	3	—	2,000	—	2,003
Finance receivables and loans, net
Finance receivables and loans, net	4,225	—	95,723	—	99,948
Intercompany loans to
Bank subsidiary	625	—	—	(625)	—
Nonbank subsidiaries	3,500	—	1,770	(5,270)	—
Allowance for loan losses	(102)	—	(875)	—	(977)
Total finance receivables and loans, net	8,248	—	96,618	(5,895)	98,971
Investment in operating leases, net	—	—	19,510	—	19,510
Intercompany receivables from
Bank subsidiary	219	—	—	(219)	—
Nonbank subsidiaries	267	—	393	(660)	—
Investment in subsidiaries
Bank subsidiary	15,967	15,967	—	(31,934)	—
Nonbank subsidiaries	11,559	12	—	(11,571)	—
Premiums receivable and other insurance assets	—	—	1,717	(22)	1,695
Other assets	4,757	—	4,814	(2,466)	7,105
Assets of operations held-for-sale	634	—	—	—	634
Total assets	$43,940	$15,979	$145,094	$(53,382)	$151,631
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$64	$—	$64
Interest-bearing	319	—	57,820	—	58,139
Total deposit liabilities	319	—	57,884	—	58,203
Short-term borrowings	3,338	—	3,724	—	7,062
Long-term debt	21,067	—	45,313	—	66,380
Intercompany debt to
Nonbank subsidiaries	2,385	—	4,125	(6,510)	—
Intercompany payables to
Bank subsidiary	94	—	—	(94)	—
Nonbank subsidiaries	454	—	354	(808)	—
Interest payable	316	—	161	—	477
Unearned insurance premiums and service revenue	—	—	2,375	—	2,375
Accrued expenses and other liabilities	568	82	3,551	(2,466)	1,735
Total liabilities	28,541	82	117,487	(9,878)	136,232
Total equity	15,399	15,897	27,607	(43,504)	15,399
Total liabilities and equity	$43,940	$15,979	$145,094	$(53,382)	$151,631

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$354	$525	$6,390	$(2,174)	$5,095
Investing activities
Purchases of available-for-sale securities	—	—	(12,250)	—	(12,250)
Proceeds from sales of available-for-sale securities	—	—	6,874	—	6,874
Proceeds from maturities and repayments of available-for-sale securities	—	—	4,255	—	4,255
Net decrease (increase) in finance receivables and loans	1,785	—	(15,630)	—	(13,845)
Proceeds from sales of finance receivables and loans originated as held-for investment	—	—	3,197	—	3,197
Net change in loans — intercompany	240	—	1,211	(1,451)	—
Purchases of operating lease assets	(94)	—	(4,591)	—	(4,685)
Disposals of operating lease assets	7	—	5,539	—	5,546
Capital contributions to subsidiaries	(796)	(1)	—	797	—
Returns of contributed capital	1,444	—	—	(1,444)	—
Proceeds from sale of business units, net	1,049	—	—	—	1,049
Net change in restricted cash	(7)	—	271	—	264
Other, net	(47)	—	(105)	—	(152)
Net cash provided by (used in) investing activities	3,581	(1)	(11,229)	(2,098)	(9,747)
Financing activities
Net change in short-term borrowings — third party	115	—	913	—	1,028
Net (decrease) increase in deposits	(91)	—	8,338	—	8,247
Proceeds from issuance of long-term debt — third party	5,428	—	25,237	—	30,665
Repayments of long-term debt — third party	(5,931)	—	(25,419)	—	(31,350)
Net change in debt — intercompany	(977)	—	(240)	1,217	—
Repurchase and redemption of preferred stock	(559)	—	—	—	(559)
Dividends paid — third party	(2,571)	—	—	—	(2,571)
Dividends paid and returns of contributed capital — intercompany	—	(525)	(3,092)	3,617	—
Capital contributions from parent	—	1	796	(797)	—
Net cash (used in) provided by financing activities	(4,586)	(524)	6,533	4,037	5,460
Effect of exchange-rate changes on cash and cash equivalents	—	—	(4)	—	(4)
Net (decrease) increase in cash and cash equivalents	(651)	—	1,690	(235)	804
Cash and cash equivalents at beginning of year	2,286	—	3,905	(615)	5,576
Cash and cash equivalents at end of year	$1,635	$—	$5,595	$(850)	$6,380

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$330	$1,789	$5,533	$(4,249)	$3,403
Investing activities
Purchases of available-for-sale securities	—	—	(5,417)	—	(5,417)
Proceeds from sales of available-for-sale securities	—	—	4,277	(17)	4,260
Proceeds from maturities and repayments of available-for-sale securities	—	—	2,657	—	2,657
Net decrease (increase) in finance receivables and loans	1,900	—	(6,941)	17	(5,024)
Proceeds from sales of finance receivables and loans originated as held-for-investment	—	—	2,592	—	2,592
Net change in loans — intercompany	1,428	—	154	(1,582)	—
Purchases of operating lease assets	(2,337)	—	(7,547)	—	(9,884)
Disposals of operating lease assets	3,053	—	2,807	—	5,860
Capital contributions to subsidiaries	(1,179)	—	—	1,179	—
Returns of contributed capital	1,422	—	—	(1,422)	—
Proceeds from sale of business units, net	46	—	1	—	47
Net change in restricted cash	—	—	1,625	—	1,625
Other, net	(29)	—	101	—	72
Net cash provided by (used in) investing activities	4,304	—	(5,691)	(1,825)	(3,212)
Financing activities
Net change in short-term borrowings — third party	113	—	(1,607)	—	(1,494)
Net (decrease) increase in deposits	(121)	—	4,972	—	4,851
Proceeds from issuance of long-term debt — third party	3,132	—	24,060	—	27,192
Repayments of long-term debt — third party	(8,186)	—	(22,240)	—	(30,426)
Net change in debt — intercompany	52	—	(1,428)	1,376	—
Dividends paid — third party	(268)	—	—	—	(268)
Dividends paid and returns of contributed capital — intercompany	—	(1,826)	(3,846)	5,672	—
Capital contributions from parent	—	—	1,179	(1,179)	—
Net cash (used in) provided by financing activities	(5,278)	(1,826)	1,090	5,869	(145)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Net (decrease) increase in cash and cash equivalents	(644)	(37)	931	(205)	45
Cash and cash equivalents at beginning of year	2,930	37	2,974	(410)	5,531
Cash and cash equivalents at end of year	$2,286	$—	$3,905	$(615)	$5,576

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$3,015	$3,572	$5,305	$(9,391)	$2,501
Investing activities
Purchases of available-for-sale securities	—	—	(12,304)	—	(12,304)
Proceeds from sales of available-for-sale securities	—	—	3,627	—	3,627
Proceeds from maturities and repayments of available-for-sale securities	—	—	5,509	—	5,509
Net decrease (increase) in finance receivables and loans	4,898	79	(7,456)	—	(2,479)
Net change in loans — intercompany	301	251	(1,503)	951	—
Purchases of operating lease assets	(1,450)	—	(7,746)	—	(9,196)
Disposals of operating lease assets	130	—	2,834	—	2,964
Capital contributions to subsidiaries	(477)	—	—	477	—
Returns of contributed capital	1,002	150	—	(1,152)	—
Sales of mortgage servicing rights	—	—	911	—	911
Proceeds from sale of business unit, net	1,799	554	5,091	—	7,444
Net change in restricted cash	—	(26)	(44)	—	(70)
Other, net	41	—	10	—	51
Net cash provided by (used in) investing activities	6,244	1,008	(11,071)	276	(3,543)
Financing activities
Net change in short-term borrowings — third party	131	36	1,424	—	1,591
Net (decrease) increase in deposits	(543)	—	5,861	39	5,357
Proceeds from issuance of long-term debt — third party	3,236	—	24,094	—	27,330
Repayments of long-term debt — third party	(9,468)	(70)	(22,354)	—	(31,892)
Net change in debt — intercompany	1,803	(271)	(624)	(908)	—
Proceeds from issuance of common stock	1,270	—	—	—	1,270
Repurchase of mandatorily convertible preferred stock held by U.S. Department of Treasury and elimination of share adjustment right	(5,925)	—	—	—	(5,925)
Dividends paid — third party	(810)	—	—	—	(810)
Dividends paid and returns of contributed capital — intercompany	—	(4,267)	(6,275)	10,542	—
Capital contributions from parent	—	29	448	(477)	—
Net cash (used in) provided by financing activities	(10,306)	(4,543)	2,574	9,196	(3,079)
Effect of exchange-rate changes on cash and cash equivalents	—	—	45	—	45
Net (decrease) increase in cash and cash equivalents	(1,047)	37	(3,147)	81	(4,076)
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	2,094	—	2,094
Cash and cash equivalents at beginning of year	3,977	—	4,027	(491)	7,513
Cash and cash equivalents at end of year	$2,930	$37	$2,974	$(410)	$5,531
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

	2015		2014
December 31, ($ in millions)	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Standby letters of credit and other guarantees	$208	$13	$268	$19
Standby Letters of Credit
Corporate Finance has exposure to standby letters of credit that represent irrevocable guarantees of payment of specified financial obligations. Third-party beneficiaries primarily utilize standby letters of credit as insurance in the event of nonperformance by our customers.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Commitments
Financing Commitments
The contractual commitments were as follows.

December 31, ($ in millions)	2015	2014
Commitments to provide capital to investees (a)	$132	$66
Construction-lending commitments (b)	197	110
Home equity lines of credit (c)	358	371
Unused revolving credit line commitments and other (d)	1,445	1,284

(a)	We are committed to contribute capital to certain investees. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.

(b)	The fair value of these commitments is considered in the overall valuation of the related assets.

(c)	We are committed to fund the remaining unused balances on home equity lines of credit.

(d)	The unused portion of revolving lines of credit reset at prevailing market rates and, as such, approximate market value.
Revolving credit line commitments contain an element of credit risk. Management reduces its credit risk for unused revolving credit line commitments by applying the same credit policies in making commitments as it does for extending loans. We typically require collateral as these commitments are drawn.
Lease Commitments
Future minimum rental payments required under operating leases, primarily for real property, with noncancelable lease terms expiring after December 31, 2015, are as follows.

Year ended December 31, ($ in millions)
2016	$39
2017	34
2018	31
2019	31
2020	29
2021 and thereafter	99
Total minimum payment required	$263
Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $51 million, $50 million, and $47 million in 2015, 2014, and 2013, respectively.
Contractual Commitments
We have entered into multiple agreements for information technology, voice and communication technology, and related maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions.

Year ended December 31, ($ in millions)
2016	$47
2017 and 2018	51
2019 and thereafter	3
Total future payment obligations	$101
30.    Contingencies and Other Risks
In the normal course of business, we enter into transactions that expose us to varying degrees of risk.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Concentration with GM and Chrysler
While we are continuing to diversify our business, General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler) dealers and their retail customers continue to compose a significant portion of our customer base. It is possible that GM or Chrysler could take actions that negatively impact the amount of business we do with GM and Chrysler dealers and their customers. Further, a significant adverse change in GM’s or Chrysler’s business, including, for example, the production or sale of GM or Chrysler vehicles, the quality or resale value of GM or Chrysler vehicles, GM’s or Chrysler’s relationships with its key suppliers, or vehicle recalls, could negatively impact our GM and Chrysler dealer and retail customer bases. Any future reductions in GM and Chrysler business that we are not able to offset could adversely affect our profitability and financial condition. We were previously party to agreements with each of GM and Chrysler that provided for certain exclusivity privileges related to subvention programs that they offered. Our agreement with Chrysler expired in April 2013. In addition, our agreement with GM expired effective February 28, 2014. These agreements provided Ally with certain preferred provider benefits, including limiting the use of other financing providers by GM and Chrysler for their incentive programs. During 2015, GM determined to provide subvention programs exclusively through a wholly-owned subsidiary.
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
Regulatory Matters
Ally and its subsidiaries, including Ally Bank, are or may become involved from time to time in formal and informal reviews, investigations, examinations, proceedings, and information-gathering requests by federal and state government and self-regulatory agencies, including, among others, the DOJ, Securities and Exchange Commission (SEC), CFPB, the FRB, the FDIC, the Utah Department of Financial Institutions, and the Federal Trade Commission regarding their respective operations.
Mortgage Matters
We have received subpoenas from the DOJ that include a broad request for documentation and other information relating to residential mortgage-backed securities issued by our former mortgage subsidiary, Residential Capital, LLC and its subsidiaries (ResCap RMBS). In connection with these requests, the DOJ is investigating potential fraud and other potential legal claims related to ResCap RMBS, including its investigation of potential claims under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The DOJ is also investigating potential claims under the False Claims Act (FCA) related to representations made by us in connection with investments in Ally made by the United States Department of the Treasury pursuant to the Troubled Asset Relief Program in 2008 and 2009 regarding certain claims against Residential Capital, LLC or its subsidiaries at that time. We continue to engage in discussions with the DOJ with respect to legal and factual aspects of their investigations and potential claims. As previously disclosed, at the request of the DOJ, we entered into an agreement to voluntarily extend the statutes of limitations related to potential FCA claims. This agreement expired at the end of January 2016.
We have separately received subpoenas and document requests from the SEC that include information covering a wide range of mortgage-related matters.
These matters could result in material adverse consequences including, without limitation, adverse judgments, significant settlements, fines, penalties, injunctions, or other actions.
Automotive Subprime Matters
In October 2014, we received a document request from the SEC in connection with its investigation related to subprime automotive finance and related securitization activities. Separately, in December 2014, we received a subpoena from the DOJ requesting similar information. In May 2015, we received an information request from the New York Department of Financial Services requesting similar information. We have cooperated with each of these agencies with respect to these matters. These matters could result in material adverse consequences including, without limitation, adverse judgments, significant settlements, fines, penalties, injunctions, or other actions.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
31.    Quarterly Financial Statements (unaudited)

($ in millions)	First quarter	Second quarter	Third quarter	Fourth quarter
2015
Net financing revenue	$850	$916	$970	$983
Other revenue	243	211	332	356
Total net revenue	1,093	1,127	1,302	1,339
Provision for loan losses	116	140	211	240
Total noninterest expense	695	724	674	668
Income from continuing operations before income tax expense	282	263	417	431
Income tax expense from continuing operations	103	94	144	155
Net income from continuing operations	179	169	273	276
Income (loss) from discontinued operations, net of tax	397	13	(5)	(13)
Net income	$576	$182	$268	$263
Basic earnings per common share
Net income (loss) from continuing operations	$0.23	$(2.24)	$0.49	$(1.94)
Net income (loss)	1.06	(2.22)	0.48	(1.97)
Diluted earnings per common share
Net income (loss) from continuing operations	$0.23	$(2.24)	$0.49	$(1.94)
Net income (loss)	1.06	(2.22)	0.47	(1.97)
2014
Net financing revenue	$821	$866	$889	$799
Other revenue	321	365	375	215
Total net revenue	1,142	1,231	1,264	1,014
Provision for loan losses	137	63	102	155
Total noninterest expense	713	821	742	672
Income from continuing operations before income tax expense	292	347	420	187
Income tax expense from continuing operations	94	64	127	36
Net income from continuing operations	198	283	293	151
Income from discontinued operations, net of tax	29	40	130	26
Net income	$227	$323	$423	$177
Basic earnings per common share
Net income from continuing operations	$0.27	$0.45	$0.47	$0.17
Net income	0.33	0.54	0.74	0.23
Diluted earnings per common share
Net income from continuing operations	$0.27	$0.45	$0.47	$0.17
Net income	0.33	0.54	0.74	0.23

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

32.    Subsequent Events
Declaration of Quarterly Dividend Payments
On January 11, 2016, the Ally Board of Directors declared a quarterly dividend payment on certain outstanding preferred stock. This included a cash dividend of $0.53 per share, or a total of $15 million, on Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A. The dividend was paid on February 16, 2016.
Realignment of Operating Segments
As a result of a change in how management views and operates our business, during the first quarter of 2016, we made changes in the composition of our operating segments. Financial information related to our Corporate Finance business will be presented as a separate reportable segment. Currently, all such activity is disclosed in Corporate and Other. Additionally, only the activity of our ongoing bulk acquisitions of mortgage loans and other originations and refinancing will be presented in Mortgage operations. The activity related to the management of our legacy mortgage portfolio will be disclosed in Corporate and Other. Our other operating segments, Automotive Finance operations and Insurance operations, remain unchanged.
Our segment results will be reported under this new structure beginning in the first quarter of 2016, and results from prior periods will be reported in a manner consistent with the new structure.

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

Part III
Ally Financial Inc. • Form 10-K

Item 10.    Directors, Executive Officers, and Corporate Governance
Executive Officers and Other Significant Employees
Jeffrey J. Brown — Chief Executive Officer of Ally since February 2015 and a member of the Board since February 2015. Mr. Brown oversees all Ally strategy and operations to focus on strengthening the core businesses, while positioning the Company for long-term growth. Prior to being named Chief Executive Officer, Mr. Brown was president and chief executive officer of Ally’s Dealer Financial Services business since March 2014. In this role, he oversaw the Company’s automotive finance, insurance and auto servicing operations. From June 2011 to March 2014, Mr. Brown served as senior executive vice president of Finance and Corporate Planning. In that role, Mr. Brown oversaw the finance, treasury and corporate strategy activities of the Company. He joined Ally in March 2009 as corporate treasurer with responsibility for global treasury activities, including funding and balance sheet management. Prior to joining Ally, Mr. Brown was the corporate treasurer for Bank of America, where he had responsibility for the core treasury functions, including funding and managing interest rate risk. Mr. Brown spent 10 years at Bank of America, beginning his career in finance and later joining the Balance Sheet Management Division. During his tenure at Bank of America, he also served as the bank’s deputy treasurer and oversaw balance sheet management and the company’s corporate funding division. He was also a member of the company’s Asset/Liability Management Committee. Mr. Brown received a bachelor’s degree in economics from Clemson University and an executive master’s degree in business from Queens University in Charlotte. He serves on the Trevillian Cabinet of the College of Business and Behavioral Sciences at Clemson University and is a Board of Trustees member of Queens University of Charlotte.
Christopher Halmy — Chief Financial Officer of Ally since November 2013. In this role, he is responsible for the oversight of the company’s financial reporting, controls and analysis, accounting, and investor relations, as well as treasury activities, including capital, funding and balance sheet management. Prior to his current position, Halmy served as Ally’s corporate treasurer since June 2011. He joined Ally in 2009 and previously served as structured funding executive with responsibility for the strategy, planning, and execution of securitizations and structured funding globally. In this role, he also was responsible for bank relationships and compliance related to existing transactions in the market. Prior to joining Ally, Halmy was the global funding executive at Bank of America where he was responsible for funding and liquidity activities. During his tenure at Bank of America, he also led the mortgage and automotive securitization group. Prior to joining Bank of America in 1997, Halmy held treasury, finance, and accounting positions at MBNA America, N.A., Merrill Lynch & Co., JP Morgan & Co., and Deloitte & Touche. Halmy holds a bachelor’s degree in accounting and a master’s degree in business administration from Villanova University. In addition, he was an adjunct professor at Wesley College from 1999 to 2006 and Queens University from 2011 to 2013. Halmy currently serves on the board of advisors for the McColl School of Business at Queens University. Halmy is also a certified public accountant.
Diane Morais — Chief Executive Officer and President of Ally Bank since March 2015. In this role, Morais is responsible for the deposits franchise, mortgage and corporate finance businesses, brand management, and digital strategy. She also serves as the chair of the Ally Bank board of directors. Prior to her current role, Morais was deposits and line of business integration executive for Ally Bank. In this position, she was responsible for oversight for the deposit business, ranging from marketing strategies, products and pricing, and the overall customer experience for the bank. Morais joined Ally in 2008 as Deposits and Product Innovation executive. Prior to joining Ally, Morais previously held a variety of senior leadership positions during her twelve years at Bank of America, serving as the deposit and debit products executive, national customer experience executive, card services marketing, and consumer mortgage vendor management executive. Morais also spent nine years at Citibank’s credit card division in a variety of marketing, risk and finance roles. Morais holds a bachelor’s degree from Pennsylvania State University.
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
David DeBrunner — Vice President, Chief Accounting Officer, and Controller of Ally since September 2007. In this role, DeBrunner is responsible for all accounting, tax, regulatory reporting, internal controls, finance shared services and strategic sourcing services for Ally. DeBrunner joined Ally from Fifth Third Bancorp (Fifth Third) where he was senior vice president, corporate controller, and chief accounting officer from January 2002 to August 2007. Prior to that position, he served as the chief financial officer for the commercial division of Fifth Third. DeBrunner joined Fifth Third in 1992 and held various financial leadership positions throughout the company. Prior to his time at Fifth Third, he held positions at Deloitte and Touche LLP in the Chicago and Cincinnati offices. DeBrunner earned a bachelor's of science in accounting from Indiana University and is a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

Ally Financial Inc. • Form 10-K

David Shevsky — Chief Risk Officer of Ally since December 2015. In this role, Shevsky has overall responsibility for the risk framework, processes and oversight for the company, including achieving an appropriate balance between risk and return, mitigating unnecessary risk and protecting the company’s financial returns. Prior to his current role, Shevsky served as the chief risk officer for Ally Bank beginning in November 2011. Shevsky joined Ally Financial in 1986 with a series of positions supporting the auto finance operation from a credit analysis and risk perspective. During his career, he supported both the domestic and international auto finance operations. He became a senior vice president of enterprise risk for the company in 2004. In this role, Shevsky began to take a company-wide view of commercial credit risk and capital management. In 2006, he played a key role in establishing a more robust risk management function, and in 2008, he was responsible for establishing a loan review function, which he did until becoming the chief risk officer for Ally Bank in 2011. Prior to joining Ally, Shevsky served in the United States Air Force from 1979 until 1984.
Additional Information
Additional information in response to this Item 10 can be found in the Company's 2016 Proxy Statement under "Proposal 1 — Election of Directors," "Board Leadership Structure," and "Review, Approval or Ratification of Transactions with Related Persons and Code of Conduct and Ethics." That information is incorporated into this item by reference.

Ally Financial Inc. • Form 10-K

Item 11.    Executive Compensation
Items in response to this Item 11 can be found in the Company's 2016 Proxy Statement under "Executive Compensation." That information is incorporated into this item by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Items in response to this Item 12 can be found in the Company's 2016 Proxy Statement under "Security Ownership of Certain Beneficial Owners," and "Executive Compensation." That information is incorporated into this item by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Items in response to this Item 13 can be found in the Company's 2016 Proxy Statement under "Review, Approval or Ratification of Transactions with Related Persons and Code of Conduct and Ethics." That information is incorporated into this item by reference.
Item 14.    Principal Accountant Fees and Services
Items in response to this Item 14 can be found in the Company's 2016 Proxy Statement under "Audit Committee Report." That information is incorporated into this item by reference.

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

Exhibit	Description	Method of Filing
3.1	Form of Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated as of March 14, 2014, (File No. 1-3754), incorporated herein by reference.
3.2	Ally Financial Inc. Bylaws, dated October 27, 2015	Filed as Exhibit 3.1 to the Company's Quarterly Report for the period ended September 30, 2015, on Form 10-Q (File No. 1-3754), incorporated herein by reference.
4.1	Form of Indenture dated as of July 1, 1982, between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company's Registration Statement No. 2-75115, incorporated herein by reference.
4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company's Registration Statement No. 33-4653, incorporated herein by reference.
4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company's Registration Statement No. 33-15236, incorporated herein by reference.
4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company's Registration Statement No. 333-33183, incorporated herein by reference.
4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company's Registration Statement No. 333-48705, incorporated herein by reference.
4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company's Registration Statement No. 333-75463, incorporated herein by reference.
4.2	Form of Indenture dated as of September 24, 1996, between the Company and The Chase Manhattan Bank, Trustee, relating to Term Notes	Filed as Exhibit 4 to the Company's Registration Statement No. 333-12023, incorporated herein by reference.
4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company's Registration Statement No. 333-48207, incorporated herein by reference.
4.2.2	Form of Second Supplemental Indenture dated as of June 20, 2006, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company's Registration Statement No. 33-136021, incorporated herein by reference.
4.2.3	Form of Third Supplemental Indenture dated as of August 24, 2012, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4.1.3 to the Company's Registration Statement No. 333-183535, incorporated herein by reference.
4.2.4	Form of Fourth Supplemental Indenture dated as of August 24, 2012, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4.1.4 to the Company's Registration Statement No. 333-183535, incorporated herein by reference.
4.3	Form of Indenture dated as of October 15, 1985, between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company's Registration Statement No. 2-99057, incorporated herein by reference.
4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company's Registration Statement No. 33-4661, incorporated herein by reference.
4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company's Registration Statement No. 33-6717, incorporated herein by reference.
4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company's Registration Statement No. 33-12059, incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company's Registration Statement No. 33-26057, incorporated herein by reference.
4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company's Registration Statement No. 33-31596, incorporated herein by reference.
4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company's Registration Statement No. 333-56431, incorporated herein by reference.
4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company's Registration Statement No. 333-56431, incorporated herein by reference.
4.3.8	Form of Eighth Supplemental Indenture dated as of January 4, 2012, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4.1.8 to the Company's Registration Statement No. 333-178919, incorporated herein by reference.
4.4	Form of Indenture dated as of December 1, 1993, between the Company and Citibank, N.A., Trustee, relating to Medium Term Notes	Filed as Exhibit 4 to the Company's Registration Statement No. 33-51381, incorporated herein by reference.
4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company's Registration Statement No. 333-59551, incorporated herein by reference.
4.5	Indenture, dated as of December 31, 2008, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.
4.6	Amended and Restated Indenture, dated March 1, 2011, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.7	Form of Guarantee Agreement related to Ally Financial Inc. Senior Unsecured Guaranteed Notes	Filed as Exhibit 4.10 to the Company's Registration Statement No. 333-193070, incorporated herein by reference.
4.8	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.8 to the Company's Registration Statement No. 333-193070, incorporated herein by reference.
4.9	Form of Floating Rate Senior Unsecured Note	Filed as Exhibit 4.9 to the Company's Registration Statement No. 333-193070, incorporated herein by reference.
4.10	Form of Subordinated Indenture to be entered into between the Company and The Bank of New York Mellon, as Trustee	Filed as Exhibit 4.11 to the Company's Registration Statement No. 333-193070, incorporated herein by reference.
4.11	Form of Subordinated Note	Included in Exhibit 4.10.
4.12
Second Amended and Restated Declaration of Trust by and between the trustees of each series of GMAC Capital Trust I, Ally Financial Inc., as Sponsor, and by the holders, from time to time, of undivided beneficial interests in the relevant series of GMAC Capital Trust I, dated as of March 1, 2011
Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.13	Series 2 Trust Preferred Securities Guarantee Agreement between Ally Financial Inc. and The Bank of New York Mellon, dated as of March 1, 2011	Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.14	Indenture, dated as of November 20, 2015, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of November 20, 2015, (File No. 1-3754), incorporated herein by reference
4.15	Form of Subordinated Note	Included in Exhibit 4.14
10.1	Capital and Liquidity Maintenance Agreement, entered into on October 29, 2010, between Ally Financial Inc., IB Finance Holding Company, LLC, Ally Bank and the Federal Deposit Insurance Corporation	Filed as Exhibit 10.2 to the Company's Quarterly Report for the period ended September 30, 2010, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
10.2	Form of Ally Financial Inc. 2014 Executive Performance Plan	Filed as Exhibit 3.5 to the Company's Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754), incorporated herein by reference.
10.3	Form of Ally Financial Inc. 2014 Incentive Compensation Plan	Filed as Exhibit 3.6 to the Company's Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754), incorporated herein by reference.
10.4	Form of Ally Financial Inc. Employee Stock Purchase Plan	Filed as Exhibit 3.7 to the Company's Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754), incorporated herein by reference.
10.5	Form of Ally Financial Inc. 2014 Non-Employee Directors Equity Compensation Plan	Filed as Exhibit 3.8 to the Company's Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754), incorporated herein by reference.
10.6	Ally Financial Inc. Severance Plan, Plan Document and Summary Plan Description, as amended	Filed herewith.
10.7	Ally Financial Inc. Non-Employee Directors Deferred Compensation Plan	Filed herewith.
10.8	Form of Award Agreement related to the issuance of Performance Stock Units	Filed herewith.
10.9	Form of Award Agreement related to the issuance of Restricted Stock Units	Filed herewith.
10.10	Form of Award Agreement related to the issuance of Key Contributor Stock Units	Filed herewith.
10.11	Form of Award Agreement related to the issuance of an Ally Leader Equity Participation Award	Filed herewith.
10.12	Tax Asset Protection Plan dated as of January 10, 2014 between Ally Financial Inc. and Computershare Trust Company, N.A., as Rights Agent	Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of January 13, 2014 (File No. 1-3754) incorporated herein by reference
10.13	Amendment No. 1 to the Tax Asset Protection Plan, dated February 3, 2015	Filed as Exhibit 10.18 to the Company's Annual Report for the period ended December 31, 2014, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.14	Consent Order, dated December 23, 2013 (Department of Justice)	Filed as Exhibit 10.34 to the Company's Annual Report for the period ended December 31, 2013, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.15	Consent Order, dated December 19, 2013 (Consumer Financial Protection Bureau)	Filed as Exhibit 10.35 to the Company's Annual Report for the period ended December 31, 2013, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.16	Stipulation and Consent to the Issuance of a Consent Order, dated December 19, 2013 (Consumer Financial Protection Bureau)	Filed as Exhibit 10.36 to the Company's Annual Report for the period ended December 31, 2013, on Form 10-K (File No. 1-3754), incorporated herein by reference.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
21	Ally Financial Inc. Subsidiaries as of December 31, 2015	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
101	Interactive Data File	Filed herewith.

*	Certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed with the Securities and Exchange Commission.

Signatures
Ally Financial Inc. • Form 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of February, 2016.

Ally Financial Inc.
(Registrant)

/S/ JEFFREY J. BROWN
Jeffrey J. Brown
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 24th day of February, 2016.

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

/S/ MAUREEN A. BREAKIRON-EVANS
Maureen A. Breakiron-Evans Director

/S/ JEFFREY J. BROWN
Jeffrey J. Brown Chief Executive Officer and Director

/S/ MAYREE C. CLARK
Mayree C. Clark Director

/S/ STEPHEN A. FEINBERG
Stephen A. Feinberg Director

/S/ KIM S. FENNEBRESQUE
Kim S. Fennebresque Director

/S/ MARJORIE MAGNER
Marjorie Magner Director

/S/ JACK J. STACK
John J. Stack Director

/S/ MICHAEL F. STEIB
Michael F. Steib Director