Form 10-Q
period 2016-03-31
Ally Financial Inc.
filed 2016-05-05
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016, or

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
Yes ☐                    No ☑
At May 4, 2016, the number of shares outstanding of the Registrant’s common stock was 483,745,676 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions)	2016	2015
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,235	$1,074
Interest on loans held-for-sale	—	24
Interest and dividends on investment securities	102	88
Interest on cash and cash equivalents	3	2
Operating leases	769	896
Total financing revenue and other interest income	2,109	2,084
Interest expense
Interest on deposits	193	172
Interest on short-term borrowings	13	11
Interest on long-term debt	442	429
Total interest expense	648	612
Depreciation expense on operating lease assets	510	622
Net financing revenue	951	850
Other revenue
Servicing fees	13	10
Insurance premiums and service revenue earned	230	233
Gain on mortgage and automotive loans, net	1	46
Loss on extinguishment of debt	(4)	(198)
Other gain on investments, net	54	55
Other income, net of losses	82	97
Total other revenue	376	243
Total net revenue	1,327	1,093
Provision for loan losses	220	116
Noninterest expense
Compensation and benefits expense	252	255
Insurance losses and loss adjustment expenses	73	56
Other operating expenses	385	384
Total noninterest expense	710	695
Income from continuing operations before income tax expense	397	282
Income tax expense from continuing operations	150	103
Net income from continuing operations	247	179
Income from discontinued operations, net of tax	3	397
Net income	250	576
Other comprehensive income, net of tax	146	31
Comprehensive income	$396	$607
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
(in dollars) (a)	2016	2015
Basic earnings per common share
Net income from continuing operations	$0.48	$0.23
Income from discontinued operations, net of tax	0.01	0.82
Net income	$0.49	$1.06
Diluted earnings per common share
Net income from continuing operations	$0.48	$0.23
Income from discontinued operations, net of tax	0.01	0.82
Net income	$0.49	$1.06

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 17 for additional earnings per share information. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents
Noninterest-bearing	$1,906	$2,148
Interest-bearing	3,095	4,232
Total cash and cash equivalents	5,001	6,380
Available-for-sale securities (refer to Note 5 for discussion of investment securities pledged as collateral)	18,180	17,157
Held-to-maturity securities	118	—
Loans held-for-sale, net	39	105
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	110,876	111,600
Allowance for loan losses	(1,077)	(1,054)
Total finance receivables and loans, net	109,799	110,546
Investment in operating leases, net	14,958	16,271
Premiums receivable and other insurance assets	1,828	1,801
Other assets	6,582	6,321
Total assets	$156,505	$158,581
Liabilities
Deposit liabilities
Noninterest-bearing	$92	$89
Interest-bearing	70,173	66,389
Total deposit liabilities	70,265	66,478
Short-term borrowings	5,365	8,101
Long-term debt	62,044	66,234
Interest payable	374	350
Unearned insurance premiums and service revenue	2,449	2,434
Accrued expenses and other liabilities	2,185	1,545
Total liabilities	142,682	145,142
Contingencies (refer to Note 25)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 485,130,865 and 482,790,696; and outstanding 483,475,209 and 481,980,111)	21,117	21,100
Preferred stock	696	696
Accumulated deficit	(7,875)	(8,110)
Accumulated other comprehensive loss	(85)	(231)
Treasury stock, at cost (1,655,656 and 810,585 shares)	(30)	(16)
Total equity	13,823	13,439
Total liabilities and equity	$156,505	$158,581
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

($ in millions)	March 31, 2016	December 31, 2015
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$27,626	$27,929
Allowance for loan losses	(210)	(196)
Total finance receivables and loans, net	27,416	27,733
Investment in operating leases, net	4,060	4,791
Other assets	1,563	1,624
Total assets	$33,039	$34,148
Liabilities
Long-term debt	$18,868	$20,267
Accrued expenses and other liabilities	21	22
Total liabilities	$18,889	$20,289
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock	Total equity
Balance at January 1, 2015	$21,038	$1,255	$(6,828)	$(66)	$—	$15,399
Net income			576			576
Preferred stock dividends			(67)			(67)
Share-based compensation	10					10
Other comprehensive income				31		31
Share repurchases related to employee stock-based compensation awards					(15)	(15)
Balance at March 31, 2015	$21,048	$1,255	$(6,319)	$(35)	$(15)	$15,934
Balance at January 1, 2016	$21,100	$696	$(8,110)	$(231)	$(16)	$13,439
Net income			250			250
Preferred stock dividends			(15)			(15)
Share-based compensation	17					17
Other comprehensive income				146		146
Share repurchases related to employee stock-based compensation awards					(14)	(14)
Balance at March 31, 2016	$21,117	$696	$(7,875)	$(85)	$(30)	$13,823
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2016	2015
Operating activities
Net income	$250	$576
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	653	759
Provision for loan losses	220	116
Gain on mortgage and automotive loans, net	(1)	(46)
Other gain on investments, net	(54)	(55)
Loss on extinguishment of debt	4	198
Originations and purchases of loans held-for-sale	(44)	(1,241)
Proceeds from sales and repayments of loans originated as held-for-sale	104	125
Gain on sale of subsidiaries, net	—	(452)
Net change in
Deferred income taxes	147	165
Interest payable	24	(37)
Other assets	46	396
Other liabilities	(122)	(92)
Other, net	(39)	(165)
Net cash provided by operating activities	1,188	247
Investing activities
Net change in federal funds sold and securities purchased under resale agreements	—	(50)
Purchases of available-for-sale securities	(4,870)	(4,023)
Proceeds from sales of available-for-sale securities	4,175	1,523
Proceeds from maturities and repayment of available-for-sale securities	409	914
Purchases of held-to-maturity securities	(118)	—
Net increase in finance receivables and loans	(2,086)	(45)
Proceeds from sales of finance receivables and loans originated as held-for-investment	2,594	1,577
Purchases of operating lease assets	(701)	(1,447)
Disposals of operating lease assets	1,535	1,337
Proceeds from sale of business unit, net (a)	—	1,049
Net change in restricted cash	48	(121)
Net change in nonmarketable equity investments	(315)	58
Other, net	(20)	33
Net cash provided by investing activities	651	805
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2016	2015
Financing activities
Net change in short-term borrowings	(2,739)	(618)
Net increase in deposits	3,780	2,647
Proceeds from issuance of long-term debt	4,244	8,825
Repayments of long-term debt	(8,490)	(9,778)
Dividends paid on preferred stock	(15)	(67)
Net cash (used in) provided by financing activities	(3,220)	1,009
Effect of exchange-rate changes on cash and cash equivalents	2	(1)
Net (decrease) increase in cash and cash equivalents	(1,379)	2,060
Cash and cash equivalents at beginning of year	6,380	5,576
Cash and cash equivalents at March 31,	$5,001	$7,636
Supplemental disclosures
Cash paid for
Interest	$626	$641
Income taxes	—	95
Noncash items
Finance receivables and loans transferred to loans held-for-sale	2,599	69
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	9	43

(a)	Cash flows of discontinued operations are reflected within operating, investing, and financing activities in the Condensed Consolidated Statement of Cash Flows.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (referred to herein as Ally, Parent, we, our, or us) is a leading, independent, diversified financial services firm. Founded in 1919, we are a leading financial services company with over 95 years of experience providing a broad array of financial products and services. We operate as a financial holding company (FHC) and a bank holding company (BHC). Our banking subsidiary, Ally Bank, is an indirect, wholly-owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (internet, telephone, mobile, and mail) banking market.
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
The Condensed Consolidated Financial Statements at March 31, 2016, and for the three months ended March 31, 2016, and 2015, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed on February 24, 2016, with the U.S. Securities and Exchange Commission (SEC), as amended by the Current Report on Form 8-K filed with the SEC on May 5, 2016.
Change in Reportable Segments
As a result of a change in how management views and operates our business, during the first quarter of 2016, we made changes in the composition of our operating segments. Financial information related to our Corporate Finance business is now presented as a separate reportable segment. Previously, all such activity was included in Corporate and Other. Additionally, only the activity of our ongoing bulk acquisitions of mortgage loans and other originations and refinancing is now presented in Mortgage Finance operations. The activity related to the management of our legacy mortgage portfolio is now included in Corporate and Other. Our other operating segments, Automotive Finance operations and Insurance operations, remained unchanged. Amounts for 2015 have been adjusted to conform to the current management view. In connection with the change in operating segments, we have defined additional classes of finance receivables and loans: Mortgage Finance and Mortgage — Legacy. Mortgage Finance includes consumer mortgage loans from our ongoing mortgage operations and Mortgage — Legacy includes consumer mortgage loans originated prior to 2009.
Significant Accounting Policies
Income Taxes
In calculating the provision for interim income taxes, in accordance with Accounting Standards Codification (ASC) 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. This method differs from that described in Note 1 to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K, which describes our annual significant income tax accounting policy and related methodology.
Investments
Our portfolio of investments includes various debt and marketable equity securities and nonmarketable equity investments. Debt and marketable equity securities are classified based on management’s intent to sell or hold the security. We classify debt securities as held-to-maturity only when we have both the intent and ability to hold the securities to maturity. We classify debt and marketable equity securities as trading when the securities are acquired for the purpose of selling or holding them for a short period of time. Securities not classified as either held-to-maturity or trading are classified as available-for-sale.
Our debt and marketable equity securities include government securities, corporate bonds, asset-backed securities (ABS), mortgage-backed securities (MBS), equity securities and other investments. Our portfolio includes securities classified as available-for-sale and held-to-maturity. Our available-for-sale securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss and are subject to impairment. Our held-to-maturity securities are carried at amortized cost and are subject to impairment.
We amortize premiums and discounts on debt securities as an adjustment to investment yield generally over the stated maturity of the security. For ABS and MBS where prepayments can be reasonably estimated, amortization is adjusted for expected prepayments.
Additionally, we assess our debt and marketable equity securities for potential other-than-temporary impairment. We employ a methodology that considers available evidence in evaluating potential other-than-temporary impairment of our debt and marketable equity securities classified as available-for-sale and held-to-maturity. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value. We also evaluate the financial health of and business outlook for the issuer, the

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

performance of the underlying assets for interests in securitized assets, and, for securities classified as available-for-sale, our intent and ability to hold the investment through recovery of its amortized cost basis.
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
Realized gains and losses on investment securities are reported in other gain (loss) on investments, net, and are determined using the specific identification method. For information on our debt and marketable equity securities, refer to Note 5.
In addition to our investments in debt and marketable equity securities, we hold equity positions in other entities. These positions include Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock held to meet regulatory requirements, other equity investments that are not publicly traded and do not have a readily determinable fair value, equity investments in low income housing tax credits, and Community Reinvestment Act (CRA) equity investments. Our investments in FHLB and FRB stock and other equity investments are accounted for using the cost method of accounting. Our low income housing tax credit investments are accounted for using the proportionate amortization method of accounting for qualified affordable housing investments. Our CRA investments are accounted for using the equity method of accounting. Our FHLB and FRB stock and other equity investments carried at cost are included in nonmarketable equity investments in other assets. Our investments in low income housing tax credits and CRA are also included in other assets. As conditions warrant, we review our investments carried at cost for impairment and will adjust the carrying value of the investment if it is deemed to be impaired. No impairment was recognized in 2016 or 2015. For more information on our nonmarketable equity investments, refer to Note 21.
Refer to Note 1 to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K regarding additional significant accounting policies.
Recently Adopted Accounting Standards
Consolidation — Amendments to the Consolidation Analysis (ASU 2015-02)
As of January 1, 2016, we adopted ASU 2015-02. The amendments in this update modify the requirements of consolidation with respect to entities that are or are similar in nature to limited partnerships or are variable interest entities (VIEs). For entities that are or are similar to limited partnerships, the guidance clarifies the evaluation of kick-out rights, removes the presumption that the general partner will consolidate and generally states that such entities will be presumed to be VIEs unless proven otherwise. For VIEs, the guidance modifies the analysis related to the evaluation of servicing fees, excludes servicing fees that are deemed commensurate with the level of service required from the determination of the primary beneficiary and clarifies certain considerations related to the consolidation analysis when performing a related party assessment. The amendments in this guidance did not impact our historical VIE and consolidation conclusions. No adjustments to our consolidated financial statements were required as a result of the adoption of this guidance.
Recently Issued Accounting Standards
Revenue from Contracts with Customers (ASU 2014-09) and Revenue from Contracts with Customers — Deferral of the Effective Date (ASU 2015-14)
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09. The purpose of this guidance is to streamline and consolidate existing revenue recognition principles in GAAP and to converge revenue recognition principles with International Financial Reporting Standards (IFRS). The core principle of the amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the main principle, guidance on the accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. As originally issued, the amendments in ASU 2014-09 were to be effective beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the guidance until January 1, 2018, and permitted early adoption as of the original effective date in ASU 2014-09. The FASB created a transition resource group to work with stakeholders and clarify the new guidance as necessary. The FASB has issued and is anticipating issuing additional ASUs to provide clarifying guidance and implementation support for ASU 2014-09. Management will consider these additional ASUs when assessing the overall impact of ASU 2014-09. The amendments to the revenue recognition principles can be applied on adoption either through a full retrospective application or on a modified basis with a cumulative effect adjustment on the date of initial adoption with certain practical expedients. Management is in the process of completing a scoping assessment in order to determine the impact of the adoption of this guidance.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Financial Instruments — Recognition and Measurement of Financial Assets (ASU 2016-01)
In January 2016, the FASB issued ASU 2016-01. The amendments in this update modify the requirements related to the measurement of certain financial instruments in the statement of financial condition and results of operation. For equity investments (other than investments accounted for using the equity method), entities must measure such instruments at fair value with changes in fair value recognized in net income. Changes in fair value for available-for-sale equity securities will no longer be recognized through other comprehensive income. Reporting entities may continue to elect to measure equity investments which do not have a readily determinable fair value at cost with adjustments for impairment and observable changes in price. In addition, for a liability (other than a derivative liability) that an entity measures at fair value, any change in fair value related to the instrument-specific credit risk, that is the entity’s own-credit, should be presented separately in other comprehensive income and not as a component of net income. The amendments are effective on January 1, 2018, with early adoption permitted solely for the provisions pertaining to instrument-specific credit risk for liabilities measured at fair value. The amendments must be applied on a modified retrospective basis with a cumulative effect adjustment as of the beginning of the fiscal year of initial adoption. Management is currently evaluating the impact of the amendments. However, we do expect additional volatility in our consolidated results of operations as a result of the requirement to measure equity investments at fair value with changes in the fair value recognized in net income upon adoption.
Leases (ASU 2016-02)
In February 2016, the FASB issued ASU 2016-02. The amendments in this update primarily replace the existing accounting requirements for operating leases for lessees. Lessee accounting requirements for finance leases and lessor accounting requirements for both operating leases and sales type and direct financing leases (both of which were previously referred to as capital leases) are largely unchanged. The amendments require the lessee of an operating lease to record a balance sheet gross-up upon lease commencement by recognizing a right-to-use asset and lease liability equal to the present value of the lease payments. The right-to-use asset and lease liability should be derecognized in a manner which effectively yields a straight line lease expense over the lease term. In addition to the changes to lessee operating lease accounting, the amendments require additional disclosures for all lease types for both lessees and lessors. The amendments are effective on January 1, 2019, with early adoption permitted. The amendments must be applied on a modified retrospective basis with a cumulative adjustment to the beginning of the earliest fiscal year presented in the financial statements in the period of adoption. Management is currently evaluating the impact of these amendments. Preliminarily, we expect to record a gross up in our consolidated statement of financial position upon adoption reflecting our right-to-use asset and lease liability for our operating leases where we are the lessee (for example, our facility leases). We are currently evaluating the impact of the gross up for our operating leases where we are the lessee. We do not believe the amendments will have a material impact to leases where we are the lessor.
Stock Compensation — Improvements to Employee Share-Based Payment Accounting (ASU 2016-09)
In March 2016, the FASB issued ASU 2016-09. The amendments in this update include changes to several aspects of share-based payment accounting. The amendments allow for an entity wide accounting policy election to either account for forfeitures as they occur or estimate the number of awards that are expected to vest. The amendments modify the tax withholding requirements to allow entities to withhold an amount up to the employee’s maximum individual statutory tax rates without resulting in a liability classification of the award as opposed to limiting the withholding to the minimum statutory tax rates. The amendments require that all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized in income tax expense or benefit in the income statement in the period in which they occur. The amendments also address the classification and presentation of certain items on the cash flow statement. The amendments are effective on January 1, 2017, with early adoption permitted. The transition method varies depending on the specific amendment. Management is currently evaluating the impact of these amendments.
2.     Discontinued Operations
Prior to the adoption of ASU 2014-08, which was prospectively applied only to newly identified disposals that qualify as discontinued operations beginning after January 1, 2015, we have classified operations as discontinued when operations and cash flows will be eliminated from our ongoing operations and we do not expect to retain any significant continuing involvement in their operations after the respective sale or disposal transactions. For all periods presented, the operating results for these discontinued operations have been removed from continuing operations and presented separately as discontinued operations, net of tax, in the Condensed Consolidated Statement of Comprehensive Income. The Notes to the Condensed Consolidated Financial Statements have been adjusted to exclude discontinued operations unless otherwise noted.
Select Automotive Finance Operations
During the fourth quarter of 2012 we entered into an agreement with General Motors Financial Company Inc. (GMF) to sell our 40% interest in a motor vehicle finance joint venture in China. On January 2, 2015, the sale of our interest in the motor vehicle finance joint venture in China was completed and an after-tax gain of approximately $400 million was recorded. The tax expense included in this gain was reduced by the release of the valuation allowance on our capital loss carryforward deferred tax asset that was utilized to offset capital gains stemming from this sale.
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

	Three months ended March 31,
($ in millions)	2016	2015
Select Automotive Finance operations
Pretax income including direct costs to transact a sale (a)	$1	$458
Tax expense (b)	—	65
Other operations
Pretax income	$3	$2
Tax expense (benefit)	1	(2)

(a)	Includes certain treasury and other corporate activity recognized by Corporate and Other.

(b)	Includes certain income tax activity recognized by Corporate and Other.
3.     Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended March 31,
($ in millions)	2016	2015
Remarketing fees	$28	$28
Late charges and other administrative fees	25	22
Income from equity-method investments	6	33
Other, net	23	14
Total other income, net of losses	$82	$97
4.     Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended March 31,
($ in millions)	2016	2015
Insurance commissions	$94	$93
Technology and communications	66	69
Lease and loan administration	32	29
Advertising and marketing	27	31
Professional services	24	20
Vehicle remarketing and repossession	24	18
Premises and equipment depreciation	21	20
Regulatory and licensing fees	21	21
Occupancy	13	12
Non-income taxes	9	8
Other	54	63
Total other operating expenses	$385	$384

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

5.     Investment Securities
Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, and other investments. The cost, fair value, and gross unrealized gains and losses on investment securities were as follows.

	March 31, 2016				December 31, 2015
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$345	$11	$—	$356	$1,760	$—	$(19)	$1,741
U.S. States and political subdivisions	721	23	(1)	743	693	24	(1)	716
Foreign government	181	10	—	191	169	8	—	177
Mortgage-backed residential (a)	12,241	129	(57)	12,313	10,459	52	(145)	10,366
Mortgage-backed commercial	515	—	(15)	500	486	—	(5)	481
Asset-backed	1,792	—	(11)	1,781	1,762	1	(8)	1,755
Corporate debt	1,561	26	(7)	1,580	1,213	8	(17)	1,204
Total debt securities (b) (c)	17,356	199	(91)	17,464	16,542	93	(195)	16,440
Equity securities	790	12	(86)	716	808	3	(94)	717
Total available-for-sale securities	$18,146	$211	$(177)	$18,180	$17,350	$96	$(289)	$17,157
Total held-to-maturity securities (d)	$118	$—	$—	$118	$—	$—	$—	$—

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $9,585 million and $7,544 million at March 31, 2016, and December 31, 2015, respectively.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $15 million and $14 million at March 31, 2016, and December 31, 2015.

(c)
Investment securities with a fair value of $764 million and $2,506 million at March 31, 2016, and December 31, 2015, were pledged to secure advances from the FHLB, short-term borrowings or repurchase agreements and for other purposes as required by contractual obligation or law. Under these agreements, Ally has granted the counterparty the right to sell or pledge $764 million and $745 million of the underlying investment securities at March 31, 2016, and December 31, 2015, respectively.

(d)	Held-to-maturity securities consist of agency-backed residential mortgage-backed debt securities for liquidity purposes.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of investment securities outstanding is summarized in the following tables. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2016
Fair value of available-for-sale debt securities (a)
U.S. Treasury and federal agencies	$356	2.1%	$8	4.8%	$91	1.6%	$257	2.2%	$—	—%
U.S. States and political subdivisions	743	3.1	150	1.9	44	1.7	106	3.1	443	3.6
Foreign government	191	2.6	10	1.5	74	2.9	107	2.5	—	—
Mortgage-backed residential	12,313	3.0	—	—	1	4.5	31	2.5	12,281	3.0
Mortgage-backed commercial	500	2.3	—	—	—	—	3	2.7	497	2.3
Asset-backed	1,781	2.5	—	—	1,061	2.3	479	2.9	241	2.4
Corporate debt	1,580	2.9	61	2.9	904	2.6	581	3.3	34	5.3
Total available-for-sale debt securities	$17,464	2.9	$229	2.2	$2,175	2.4	$1,564	2.9	$13,496	3.0
Amortized cost of available-for-sale debt securities	$17,356		$228		$2,167		$1,539		$13,422
Amortized cost of held-to-maturity securities	$118	3.2%	$—	—%	$—	—%	$—	—%	$118	3.2%
December 31, 2015
Fair value of available-for-sale debt securities (a)
U.S. Treasury and federal agencies	$1,741	1.8%	$6	5.1%	$510	1.2%	$1,225	2.1%	$—	—%
U.S. States and political subdivisions	716	3.2	86	1.3	37	2.2	141	2.8	452	3.7
Foreign government	177	2.6	9	1.9	77	2.8	91	2.6	—	—
Mortgage-backed residential	10,366	2.9	—	—	33	2.1	36	2.5	10,297	2.9
Mortgage-backed commercial	481	2.0	—	—	—	—	3	2.7	478	2.0
Asset-backed	1,755	2.3	6	1.4	1,027	2.1	518	2.6	204	2.2
Corporate debt	1,204	2.9	50	3.0	713	2.5	410	3.4	31	5.4
Total available-for-sale debt securities	$16,440	2.7	$157	2.0	$2,397	2.1	$2,424	2.5	$11,462	2.9
Amortized cost of available-for-sale debt securities	$16,542		$156		$2,404		$2,436		$11,546

(a)
Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.

The balances of cash equivalents were $1.4 billion and $1.0 billion at March 31, 2016, and December 31, 2015, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents interest and dividends on investment securities.

	Three months ended March 31,
($ in millions)	2016	2015
Taxable interest	$94	$80
Taxable dividends	4	5
Interest and dividends exempt from U.S. federal income tax	4	3
Interest and dividends on investment securities	$102	$88

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

	Three months ended March 31,
($ in millions)	2016	2015
Gross realized gains	$54	$60
Gross realized losses (a)	—	(3)
Other-than-temporary impairment	—	(2)
Other gain on investments, net	$54	$55

(a)
Certain available-for-sale securities were sold at a loss in 2015 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security), in accordance with our risk management policies and practices.

The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the assessment of whether such losses were deemed to be other than temporary, we believe that the unrealized losses are not indicative of an other-than-temporary impairment of these securities. As of March 31, 2016, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, and we expect to recover the entire amortized cost basis of the securities. As of March 31, 2016, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at March 31, 2016. Refer to Note 1 for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	March 31, 2016				December 31, 2015
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$—	$—	$—	$—	$1,553	$(17)	$173	$(2)
U.S. States and political subdivisions	248	(1)	—	—	179	(1)	—	—
Foreign government	—	—	—	—	2	—	—	—
Mortgage-backed	1,336	(16)	2,448	(56)	4,096	(43)	2,453	(107)
Asset-backed	1,339	(10)	118	(1)	1,402	(8)	64	—
Corporate debt	291	(6)	14	(1)	745	(16)	12	(1)
Total temporarily impaired debt securities	3,214	(33)	2,580	(58)	7,977	(85)	2,702	(110)
Temporarily impaired equity securities	336	(39)	148	(47)	534	(54)	96	(40)
Total temporarily impaired available-for-sale securities	$3,550	$(72)	$2,728	$(105)	$8,511	$(139)	$2,798	$(150)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

6.     Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at gross carrying value was as follows.

($ in millions)	March 31, 2016	December 31, 2015
Consumer automotive (a)	$63,013	$64,292
Consumer mortgage
Mortgage Finance (b)	7,443	6,413
Mortgage — Legacy (c)	3,232	3,360
Total consumer mortgage	10,675	9,773
Total consumer	73,688	74,065
Commercial
Commercial and industrial
Automotive	30,829	31,469
Other	2,863	2,640
Commercial real estate — Automotive	3,496	3,426
Total commercial	37,188	37,535
Total finance receivables and loans (d)	$110,876	$111,600

(a)
Includes $87 million and $66 million of fair value adjustment for loans in hedge accounting relationships at March 31, 2016, and December 31, 2015, respectively. Refer to Note 19 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $41 million and $44 million at March 31, 2016, and December 31, 2015, respectively, 6% of which are expected to start principal amortization in 2016, 3% in 2017, none in 2018, 40% in 2019, and 36% thereafter.

(c)
Includes loans originated as interest-only mortgage loans of $889 million and $941 million at March 31, 2016, and December 31, 2015, respectively, 26% of which are expected to start principal amortization in 2016, 22% in 2017, 2% in 2018, none in 2019, and 1% thereafter.

(d)
Totals include a net increase of $198 million and $110 million at March 31, 2016, and December 31, 2015, respectively, for unearned income, unamortized premiums and discounts, and deferred fees and costs.

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended March 31, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2016	$834	$114	$106	$1,054
Charge-offs	(253)	(10)	—	(263)
Recoveries	80	4	—	84
Net charge-offs	(173)	(6)	—	(179)
Provision for loan losses	207	7	6	220
Other (a)	(18)	—	—	(18)
Allowance at March 31, 2016	$850	$115	$112	$1,077
Allowance for loan losses at March 31, 2016
Individually evaluated for impairment	$25	$43	$18	$86
Collectively evaluated for impairment	825	72	94	991
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at gross carrying value
Ending balance	$63,013	$10,675	$37,188	$110,876
Individually evaluated for impairment	337	261	90	688
Collectively evaluated for impairment	62,676	10,414	37,098	110,188
Loans acquired with deteriorated credit quality	—	—	—	—

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2015 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2015	$685	$152	$140	$977
Charge-offs	(193)	(22)	—	(215)
Recoveries	61	3	1	65
Net charge-offs	(132)	(19)	1	(150)
Provision for loan losses	158	(5)	(37)	116
Other (a)	—	(9)	(1)	(10)
Allowance at March 31, 2015	$711	$119	$103	$933
Allowance for loan losses at March 31, 2015
Individually evaluated for impairment	$21	$54	$15	$90
Collectively evaluated for impairment	690	65	88	843
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at gross carrying value
Ending balance	$57,447	$7,652	$34,757	$99,856
Individually evaluated for impairment	278	253	65	596
Collectively evaluated for impairment	57,169	7,399	34,692	99,260
Loans acquired with deteriorated credit quality	—	—	—	—

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.
The following table presents the gross carrying value of significant sales of finance receivables and loans and transfers of finance receivables and loans from held-for-investment to held-for-sale.

	Three months ended March 31,
($ in millions)	2016	2015
Consumer automotive	$2,599	$—
Consumer mortgage	2	69
Commercial	—	—
Total sales and transfers	$2,601	$69
The following table presents information about significant purchases of finance receivables and loans.

	Three months ended March 31,
($ in millions)	2016	2015
Consumer automotive	$—	$—
Consumer mortgage	1,370	654
Total purchases of finance receivables and loans	$1,370	$654

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents an analysis of our past due finance receivables and loans recorded at gross carrying value.

($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
March 31, 2016
Consumer automotive	$1,227	$247	$215	$1,689	$61,324	$63,013
Consumer mortgage
Mortgage Finance	65	3	8	76	7,367	7,443
Mortgage — Legacy	46	16	70	132	3,100	3,232
Total consumer mortgage	111	19	78	208	10,467	10,675
Total consumer	1,338	266	293	1,897	71,791	73,688
Commercial
Commercial and industrial
Automotive	—	—	—	—	30,829	30,829
Other	—	—	—	—	2,863	2,863
Commercial real estate — Automotive	—	—	—	—	3,496	3,496
Total commercial	—	—	—	—	37,188	37,188
Total consumer and commercial	$1,338	$266	$293	$1,897	$108,979	$110,876
December 31, 2015
Consumer automotive	$1,618	$369	$222	$2,209	$62,083	$64,292
Consumer mortgage
Mortgage Finance	44	5	10	59	6,354	6,413
Mortgage — Legacy	53	20	73	146	3,214	3,360
Total consumer mortgage	97	25	83	205	9,568	9,773
Total consumer	1,715	394	305	2,414	71,651	74,065
Commercial
Commercial and industrial
Automotive	—	—	—	—	31,469	31,469
Other	—	—	—	—	2,640	2,640
Commercial real estate — Automotive	—	—	—	—	3,426	3,426
Total commercial	—	—	—	—	37,535	37,535
Total consumer and commercial	$1,715	$394	$305	$2,414	$109,186	$111,600

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the gross carrying value of our finance receivables and loans on nonaccrual status.

($ in millions)	March 31, 2016	December 31, 2015
Consumer automotive	$492	$475
Consumer mortgage
Mortgage Finance	11	15
Mortgage — Legacy	105	113
Total consumer mortgage	116	128
Total consumer	608	603
Commercial
Commercial and industrial
Automotive	19	25
Other	66	44
Commercial real estate — Automotive	5	8
Total commercial	90	77
Total consumer and commercial finance receivables and loans	$698	$680
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
The following table presents performing and nonperforming credit quality indicators in accordance with our internal accounting policies for our consumer finance receivables and loans recorded at gross carrying value. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K for additional information.

	March 31, 2016			December 31, 2015
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$62,521	$492	$63,013	$63,817	$475	$64,292
Consumer mortgage
Mortgage Finance	7,432	11	7,443	6,398	15	6,413
Mortgage — Legacy	3,127	105	3,232	3,247	113	3,360
Total consumer mortgage	10,559	116	10,675	9,645	128	9,773
Total consumer	$73,080	$608	$73,688	$73,462	$603	$74,065
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at gross carrying value.

	March 31, 2016			December 31, 2015
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial and industrial
Automotive	$29,008	$1,821	$30,829	$29,613	$1,856	$31,469
Other	2,144	719	2,863	2,122	518	2,640
Commercial real estate — Automotive	3,334	162	3,496	3,265	161	3,426
Total commercial	$34,486	$2,702	$37,188	$35,000	$2,535	$37,535

(a)
Includes loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that have a higher default risk or have already defaulted.

Impaired Loans and Troubled Debt Restructurings
Impaired Loans
Loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. For more information on our impaired finance receivables and loans, refer to Note 1 to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about our impaired finance receivables and loans.

($ in millions)	Unpaid principal balance (a)	Gross carrying value	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
March 31, 2016
Consumer automotive	$375	$337	$118	$219	$25
Consumer mortgage
Mortgage Finance	9	8	4	4	1
Mortgage — Legacy	256	253	59	194	42
Total consumer mortgage	265	261	63	198	43
Total consumer	640	598	181	417	68
Commercial
Commercial and industrial
Automotive	19	19	3	16	2
Other	78	66	23	43	15
Commercial real estate — Automotive	5	5	1	4	1
Total commercial	102	90	27	63	18
Total consumer and commercial finance receivables and loans	$742	$688	$208	$480	$86
December 31, 2015
Consumer automotive	$315	$315	$—	$315	$22
Consumer mortgage
Mortgage Finance	9	9	5	4	1
Mortgage — Legacy	260	257	59	198	43
Total consumer mortgage	269	266	64	202	44
Total consumer	584	581	64	517	66
Commercial
Commercial and industrial
Automotive	25	25	4	21	3
Other	44	44	—	44	15
Commercial real estate — Automotive	8	8	1	7	2
Total commercial	77	77	5	72	20
Total consumer and commercial finance receivables and loans	$661	$658	$69	$589	$86

(a)	Adjusted for charge-offs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents average balance and interest income for our impaired finance receivables and loans.

	2016		2015
Three months ended March 31, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$326	$4	$290	$4
Consumer mortgage
Mortgage Finance	9	—	7	—
Mortgage — Legacy	255	2	304	2
Total consumer mortgage	264	2	311	2
Total consumer	590	6	601	6
Commercial
Commercial and industrial
Automotive	23	—	34	—
Other	49	1	40	3
Commercial real estate — Automotive	6	—	4	—
Total commercial	78	1	78	3
Total consumer and commercial finance receivables and loans	$668	$7	$679	$9
Troubled Debt Restructurings
Troubled Debt Restructurings (TDRs) are loan modifications where concessions were granted to borrowers experiencing financial difficulties. Numerous initiatives are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Additionally, for automotive loans, we may offer several types of assistance to aid our customers, including extension of the loan maturity date and rewriting the loan terms. Total TDRs recorded at gross carrying value were $641 million and $625 million at March 31, 2016, and December 31, 2015, respectively. Commercial commitments to lend additional funds to borrowers owing receivables whose terms had been modified in a TDR were $3 million and $2 million, at March 31, 2016, and December 31, 2015, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K for additional information.
The following table presents information related to finance receivables and loans recorded at gross carrying value modified in connection with a TDR during the period.

	2016			2015
Three months ended March 31, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	5,622	$89	$76	4,055	$63	$53
Consumer mortgage
Mortgage Finance	1	1	1	2	1	1
Mortgage — Legacy	31	4	4	38	6	5
Total consumer mortgage	32	5	5	40	7	6
Total consumer	5,654	94	81	4,095	70	59
Commercial
Commercial and industrial
Automotive	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial real estate — Automotive	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—
Total consumer and commercial finance receivables and loans	5,654	$94	$81	4,095	$70	$59

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about finance receivables and loans recorded at gross carrying value that have redefaulted during the reporting period and were within 12 months or less of being modified as a TDR. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy (refer to Note 1 to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K for additional information) except for commercial finance receivables and loans, where redefault is defined as 90 days past due.

	2016			2015
Three months ended March 31, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	1,800	$23	$12	1,581	$19	$11
Consumer mortgage
Mortgage Finance	—	—	—	—	—	—
Mortgage — Legacy	1	—	—	4	—	—
Total consumer finance receivables and loans	1,801	$23	$12	1,585	$19	$11
7.     Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	March 31, 2016	December 31, 2015
Vehicles	$18,784	$20,211
Accumulated depreciation	(3,826)	(3,940)
Investment in operating leases, net	$14,958	$16,271
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended March 31,
($ in millions)	2016	2015
Depreciation expense on operating lease assets (excluding remarketing gains)	$565	$691
Remarketing gains	(55)	(69)
Net depreciation expense on operating lease assets	$510	$622
8.    Securitizations and Variable Interest Entities
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
We provide a wide range of consumer and commercial automotive loans, operating leases, and commercial loans to a diverse customer base. We securitize consumer and commercial automotive loans, and operating leases through private-label securitizations. We often securitize these loans and notes secured by operating leases (collectively referred to as financial assets) through the use of securitization entities, which may or may not be consolidated on our Condensed Consolidated Balance Sheet.
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
Refer to Note 10 to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K for further description of our securitization activities and our involvement with VIEs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

($ in millions)	Involvement with VIEs		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
March 31, 2016
On-balance sheet variable interest entities
Consumer automotive	$27,408	(b)
Commercial automotive	15,817
Off-balance sheet variable interest entities
Consumer automotive	25		$3,647	(c)	$3,672	(d)
Commercial other	224	(e)	—	(c)	523	(f)
Total	$43,474		$3,647		$4,195
December 31, 2015
On-balance sheet variable interest entities
Consumer automotive	$27,967	(b)
Commercial automotive	16,763
Off-balance sheet variable interest entities
Consumer automotive	—		$3,034		$3,034	(d)
Commercial other	210	(e)	—	(c)	493	(f)
Total	$44,940		$3,034		$3,527

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $10.2 billion and $10.6 billion of assets that are not encumbered by VIE beneficial interests held by third parties at March 31, 2016, and December 31, 2015, respectively. Ally or consolidated affiliates hold the interests in these assets which eliminate in consolidation.

(c)	Includes VIEs for which we have no management oversight and therefore we are not able to provide the total assets of the VIEs.

(d)
Maximum exposure to loss represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions and certain noncertificated interests retained from the sale of automotive finance receivables. This measure is based on the unlikely event that all of the loans have underwriting defects or other defects that trigger a representation and warranty provision and the collateral supporting the loans are worthless. This required disclosure is not an indication of our expected loss.

(e)
Includes $234 million and $222 million classified as other assets, offset by $10 million and $12 million classified as accrued expenses and other liabilities at March 31, 2016, and December 31, 2015, respectively.

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

Cash Flows with Off-balance Sheet Securitization Entities
The following table summarizes cash flows received and paid related to securitization entities and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the three months ended March 31, 2016, and 2015. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Three months ended March 31, ($ in millions)	Consumer automotive
2016
Cash proceeds from transfers completed during the period	$1,025
Servicing fees	8
Other cash flows	2
2015
Servicing fees	$7

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

	Total Amount		Amount 60 days or more past due
($ in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
On-balance sheet loans
Consumer automotive	$63,013	$64,292	$462	$591
Consumer mortgage	10,675	9,773	97	108
Commercial automotive	34,325	34,895	—	—
Commercial other	2,902	2,745	—	—
Total on-balance sheet loans	110,915	111,705	559	699
Off-balance sheet securitization entities
Consumer automotive	3,139	2,529	8	9
Total off-balance sheet securitization entities	3,139	2,529	8	9
Whole-loan transactions (a)	3,477	2,252	8	13
Total	$117,531	$116,486	$575	$721

(a)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

	Net credit losses
	Three months ended March 31,
($ in millions)	2016	2015
On-balance sheet loans
Consumer automotive	$173	$132
Consumer mortgage	6	19
Commercial automotive	—	(1)
Total on-balance sheet loans	179	150
Off-balance sheet securitization entities
Consumer automotive	2	1
Total off-balance sheet securitization entities	2	1
Total	$181	$151
9.     Servicing Activities
Automotive Finance Servicing Activities
We service consumer automotive contracts. Historically, we have sold a portion of our consumer automotive contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. We have concluded that the fee we are paid for servicing consumer automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automotive servicing fee income of $13 million and $10 million during the three months ended March 31, 2016, and 2015, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Automotive Finance Serviced Assets
The current unpaid principal balance and any related unamortized deferred fees and costs of total serviced automotive finance loans and leases outstanding were as follows.

($ in millions)	March 31, 2016	December 31, 2015
On-balance sheet automotive finance loans and leases
Consumer automotive	$62,819	$64,067
Commercial automotive	34,325	34,895
Operating leases	14,690	15,965
Other	67	72
Off-balance sheet automotive finance loans
Loans sold to third-party investors
Securitizations	3,168	2,550
Whole-loan	3,512	2,259
Total serviced automotive finance loans and leases	$118,581	$119,808
10.     Other Assets
The components of other assets were as follows.

($ in millions)	March 31, 2016	December 31, 2015
Property and equipment at cost	$724	$691
Accumulated depreciation	(474)	(456)
Net property and equipment	250	235
Restricted cash collections for securitization trusts (a)	2,021	2,010
Net deferred tax assets	1,142	1,369
Nonmarketable equity investments (b)	733	418
Other accounts receivable	392	158
Fair value of derivative contracts in receivable position (c)	224	233
Cash reserve deposits held-for-securitization trusts (d)	208	252
Collateral placed with counterparties	106	125
Restricted cash and cash equivalents	105	120
Other assets	1,401	1,401
Total other assets	$6,582	$6,321

(a)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	Includes investments in FHLB stock of $271 million and $391 million and FRB stock of $435 million and $0 million at March 31, 2016, and December 31, 2015, respectively.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 19.

(d)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

11.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	March 31, 2016	December 31, 2015
Noninterest-bearing deposits	$92	$89
Interest-bearing deposits
Savings and money market checking accounts	39,945	36,386
Certificates of deposit	30,010	29,774
Dealer deposits	218	229
Total deposit liabilities	$70,265	$66,478
At March 31, 2016, and December 31, 2015, certificates of deposit included $11.5 billion of certificates of deposit in denominations of $100 thousand or more. At March 31, 2016, and December 31, 2015, certificates of deposit included $3.2 billion in denominations in excess of $250 thousand federal insurance limits.
12.    Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	March 31, 2016			December 31, 2015
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,640	$—	$3,640	$3,369	$—	$3,369
Federal Home Loan Bank	—	1,000	1,000	—	4,000	4,000
Securities sold under agreements to repurchase	—	725	725	—	648	648
Other	—	—	—	84	—	84
Total short-term borrowings	$3,640	$1,725	$5,365	$3,453	$4,648	$8,101

(a)	Refer to Note 13 for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements, short-term borrowing agreements in which we sell financial instruments to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of March 31, 2016, the financial instruments sold under agreement to repurchase consisted of mortgage-backed residential securities with the following maturities: $351 million within the next 30 days and $374 million within 31 to 60 days. Refer to Note 5 and Note 22 for further details on investment securities sold under agreements to repurchase.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, Ally is exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, Ally may incur additional delays and costs. As of March 31, 2016, we received cash collateral totaling $1 million and we placed cash collateral totaling $2 million with counterparties under these collateral arrangements associated with our repurchase agreements.
13.    Long-term Debt
The following table presents the composition of our long-term debt portfolio.

	March 31, 2016			December 31, 2015
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$4,351	$9,517	$13,868	$1,829	$9,427	$11,256
Due after one year (a)	15,758	31,911	47,669	18,803	35,844	54,647
Fair value adjustment (b)	497	10	507	334	(3)	331
Total long-term debt (c)	$20,606	$41,438	$62,044	$20,966	$45,268	$66,234

(a)	Includes $2.6 billion of trust preferred securities at both March 31, 2016, and December 31, 2015.

(b)	Represents the fair value adjustment associated with the application of hedge accounting on certain of our long-term debt positions. Refer to Note 19 for additional information.

(c)	Includes advances from the Federal Home Loan Bank of Pittsburgh (FHLB) of $5.4 billion at both March 31, 2016, and December 31, 2015.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining maturity of long-term debt at March 31, 2016, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2016	2017	2018	2019	2020	2021 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$1,412	$4,371	$3,701	$1,631	$2,213	$8,156	$497	$21,981
Original issue discount	(58)	(87)	(99)	(35)	(36)	(1,060)	—	(1,375)
Total unsecured	1,354	4,284	3,602	1,596	2,177	7,096	497	20,606
Secured
Long-term debt	5,569	12,721	8,448	7,128	4,058	3,504	10	41,438
Total long-term debt	$6,923	$17,005	$12,050	$8,724	$6,235	$10,600	$507	$62,044
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	March 31, 2016			December 31, 2015
($ in millions)	Total		Ally Bank (a)	Total		Ally Bank (a)
Investment securities (b)	$685		$—	$2,420		$1,761
Mortgage assets held-for-investment and lending receivables	10,614		10,614	9,743		9,743
Consumer automotive finance receivables	32,246		8,515	34,324		9,167
Commercial automotive finance receivables	18,905		18,539	19,623		19,177
Investment in operating leases, net	4,669		2,644	5,539		3,205
Other assets (b)	74		—	—		—
Total assets restricted as collateral (c) (d)	$67,193		$40,312	$71,649		$43,053
Secured debt	$43,163	(e)	$19,259	$49,916	(e)	$24,787

(a)	Ally Bank is a component of the total column.

(b)	Certain investment securities and other assets are restricted under repurchase agreements. Refer to Note 12 for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $14.1 billion and $14.9 billion at March 31, 2016, and December 31, 2015, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans, net and investment securities. Ally Bank has access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the Federal Reserve Bank totaling $2.9 billion at both March 31, 2016, and December 31, 2015. These assets were composed of consumer automotive finance receivables and loans, net and investment in operating leases, net. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 10 for additional information.

(e)	Includes $1.7 billion and $4.6 billion of short-term borrowings at March 31, 2016, and December 31, 2015, respectively.
Trust Preferred Securities
At March 31, 2016 we have issued and outstanding approximately $2.6 billion in aggregate liquidation preference of 8.125% Fixed Rate / Floating Rate Trust Preferred Securities, Series 2 (Series 2 TRUPS) net of original issue discount and debt issuance costs. Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions were payable at an annual rate of 8.125% payable quarterly in arrears, through but excluding February 15, 2016. From and including February 15, 2016, to but excluding February 15, 2040, distributions will be payable at an annual rate equal to three-month London interbank offer rate plus 5.785% payable quarterly in arrears, beginning May 15, 2016. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time on or after February 15, 2016 may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case.
Funding Facilities
We utilize both committed credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

As of March 31, 2016, Ally Bank had exclusive access to $4.0 billion of funding capacity from committed credit facilities. Funding programs supported by the Federal Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private collateralized funding vehicles.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At March 31, 2016, $19.6 billion of our $19.8 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of March 31, 2016, we had $16.2 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.
Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Bank funding
Secured (b)	$2,250	$3,250	$1,750	$—	$4,000	$3,250
Parent funding
Secured	15,325	16,914	465	251	15,790	17,165
Total committed facilities	$17,575	$20,164	$2,215	$251	$19,790	$20,415

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Excludes off-balance sheet credit facility amounts.
14.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	March 31, 2016	December 31, 2015
Accounts payable	$1,082	$391
Reserves for insurance losses and loss adjustment expenses	184	169
Employee compensation and benefits	158	242
Collateral received from counterparties	126	82
Fair value of derivative contracts in payable position (a)	124	145
Deferred revenue	93	108
Other liabilities	418	408
Total accrued expenses and other liabilities	$2,185	$1,545

(a)	For additional information on derivative instruments and hedging activities, refer to Note 19.
15.    Preferred Stock
The following table summarizes information about our Series A preferred stock.

	March 31, 2016	December 31, 2015
Series A preferred stock (a) (b)
Carrying value ($ in millions)	$696	$696
Par value (per share)	0.01	0.01
Liquidation preference (per share)	25	25
Number of shares authorized	40,870,560	40,870,560
Number of shares issued and outstanding	27,870,560	27,870,560
Dividend/coupon
Prior to May 15, 2016	8.5%	8.5%
On and after May 15, 2016	Three month LIBOR + 6.243%	Three month LIBOR + 6.243%

(a)	Nonredeemable prior to May 15, 2016.

(b)
On April 14, 2016, we issued a Notice of Redemption to the holders of the outstanding Series A Preferred Stock to redeem the remaining 27,870,560 shares at a redemption price of $25 per share. We plan to redeem the outstanding shares on May 16, 2016.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

16.    Accumulated Other Comprehensive Loss
The following table presents changes, net of tax, in each component of accumulated other comprehensive (loss) income.

($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges	Defined benefit pension plans	Accumulated other comprehensive loss
Balance at December 31, 2014	$(21)	$36	$7	$(88)	$(66)
2015 net change	52	(21)	—	—	31
Balance at March 31, 2015	$31	$15	$7	$(88)	$(35)
Balance at December 31, 2015	$(159)	$9	$8	$(89)	$(231)
2016 net change	142	5	—	(1)	146
Balance at March 31, 2016	$(17)	$14	$8	$(90)	$(85)

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 19.
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive (loss) income.

Three months ended March 31, 2016 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized gains arising during the period	$280		$(104)		$176
Less: Net realized gains reclassified to income from continuing operations	54	(a)	(20)	(b)	34
Net change	226		(84)		142
Translation adjustments
Net unrealized gains arising during the period	13		(5)		8
Net investment hedges
Net unrealized losses arising during the period	(6)		3		(3)
Defined benefit pension plans
Net unrealized losses arising during the period	(1)		—		(1)
Other comprehensive income	$232		$(86)		$146

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Three months ended March 31, 2015 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized gains arising during the period	$138		$(51)		$87
Less: Net realized gains reclassified to income from continuing operations	55	(a)	(20)	(b)	35
Net change	83		(31)		52
Translation adjustments
Net unrealized losses arising during the period	(20)		7		(13)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	42		(20)		22
Net change	(62)		27		(35)
Net investment hedges
Net unrealized gains arising during the period	18		(7)		11
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(4)		1		(3)
Net change	22		(8)		14
Other comprehensive income	$43		$(12)		$31

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

17.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended March 31,
($ in millions, except share data) (a)	2016	2015
Net income from continuing operations	$247	$179
Preferred stock dividends	(15)	(67)
Net income from continuing operations attributable to common shareholders	232	112
Income from discontinued operations, net of tax	3	397
Net income attributable to common shareholders	$235	$509
Basic weighted-average common shares outstanding (b)	484,233,246	482,247,935
Diluted weighted-average common shares outstanding (b)	484,654,229	482,781,619
Basic earnings per common share
Net income from continuing operations	$0.48	$0.23
Income from discontinued operations, net of tax	0.01	0.82
Net income	$0.49	$1.06
Diluted earnings per common share
Net income from continuing operations	$0.48	$0.23
Income from discontinued operations, net of tax	0.01	0.82
Net income	$0.49	$1.06

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)	Includes shares related to share-based compensation that vested but were not yet issued for the three months ended March 31, 2016, and 2015, respectively.
18.    Regulatory Capital and Other Regulatory Matters
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
On March 7, 2016, Ally Bank received approval from the Federal Reserve to become a state member bank. Ally Bank will now be regulated by the FRB through the Federal Reserve Bank of Chicago, as well as the Utah Department of Financial Institutions. In addition, in connection with the application for membership in the Federal Reserve System, Ally Bank made commitments to the FRB relating to capital, liquidity, and business plan requirements that are consistent with existing requirements pursuant to the Capital and Liquidity Maintenance Agreement (CLMA) that was entered into with the Federal Deposit Insurance Corporation including the requirement to maintain capital at a level such that its Tier 1 leverage ratio is at least 15%. For this purpose, the leverage ratio is determined in accordance with the FRB's regulations related to capital maintenance. As a requirement of Federal Reserve membership, on March 21, 2016, Ally Bank purchased $435 million of FRB stock.
Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.
The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	March 31, 2016		December 31, 2015		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$12,656	9.47%	$12,507	9.21%	4.50%		(a)
Ally Bank	16,871	17.61	16,594	17.05	4.50		6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,462	11.57%	$15,077	11.10%	6.00%		6.00%
Ally Bank	16,871	17.61	16,594	17.05	6.00		8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$17,363	13.00%	$17,005	12.52%	8.00%		10.00%
Ally Bank	17,344	18.11	17,043	17.51	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (b)
Ally Financial Inc.	$15,462	9.87%	$15,077	9.73%	4.00%		(a)
Ally Bank	16,871	15.25	16,594	15.38	15.00	(c)	5.00%

(a)	Currently, there is no ratio component for determining whether a BHC is "well-capitalized."

(b)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(c)	Ally Bank has committed to the FRB to maintain a Tier 1 leverage ratio of at least 15%.
At March 31, 2016, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

In addition to the Series G preferred stock redemptions and Series A preferred stock repurchase that occurred during 2015, as part of the 2015 CCAR process, Ally also received approval to repurchase or redeem the remaining approximately $700 million of Series A preferred stock as well as $500 million of our Trust Preferred Securities. We plan to redeem the outstanding shares of Series A preferred stock, pursuant to a Notice of Redemption issued by Ally on April 14, 2016, but will indefinitely defer redemption of the Trust Preferred Securities in support of the TradeKing Group, Inc. acquisition announced on April 5, 2016. Refer to Note 26 to the Condensed Consolidated Financial Statements for additional information impacting these capital actions. No later than June 30, 2016, the FRB will either provide a notice of non-objection or object to our 2016 capital plan, which was submitted to the FRB on April 5, 2016, with planned capital actions including the initiation of a dividend on and repurchases of shares of our common stock.
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
Derivatives qualifying for hedge accounting consist of receive-fixed swaps designated as fair value hedges of specific fixed-rate unsecured debt obligations, receive-fixed swaps designated as fair value hedges of specific fixed-rate Federal Home Loan Bank Advances and pay-fixed swaps designated as fair value hedges of specific portfolios of fixed-rate held-for-investment retail automotive loan assets. In 2015, we also had pay-fixed swaps designated as cash flow hedges of the expected future cash flows in the form of interest payments on certain outstanding variable-rate borrowings associated with our secured debt.
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
We also enter into foreign-currency forwards to economically hedge our foreign-denominated debt, our centralized lending program, and foreign-denominated third party loans. The hedge of foreign-denominated debt was entered into concurrent with the debt issuance with the terms of the derivative matching the terms of the underlying debt. The centralized lending program manages liquidity for our subsidiary businesses, but as of March 31, 2016, this activity is immaterial. Foreign-currency-denominated loan agreements are executed with our foreign subsidiaries in their local currencies. We evaluate our foreign-currency exposure resulting from intercompany lending and manage our currency risk exposure by entering into foreign-currency derivatives with external counterparties. Our remaining foreign-currency derivatives, such as hedges of foreign-denominated third party loans, are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

We also enter into prepaid equity forward contracts to economically hedge the price risk associated with certain of our executive share-based compensation plans. The prepaid equity forward contracts are hybrid instruments containing an embedded forward contract, which is considered a derivative instrument. The embedded derivative instrument is bifurcated from the host contract and is recorded at fair value with changes in fair value recorded in compensation and benefits expense. The balance of the prepaid component of these equity forward contracts was $25 million as of March 31, 2016, and was recorded within other assets on the Condensed Consolidated Balance Sheet.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. No such specified credit risk related events occurred during the first quarter of 2016.
We placed cash collateral totaling $104 million and securities collateral totaling $78 million at March 31, 2016, and $103 million and $86 million at December 31, 2015, respectively, in accounts maintained by counterparties. This amount primarily relates to collateral posted to support our derivative positions. This amount also excludes cash and securities pledged as collateral under repurchase agreements. At March 31, 2016 and December 31, 2015, we placed cash collateral totaling $2 million and $21 million, respectively, with counterparties under collateral arrangements associated with repurchase agreements. Refer to Note 12 for details on the repurchase agreements. The receivables for cash collateral placed are included in our Condensed Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $125 million at March 31, 2016 to support these derivative positions. We received cash collateral from counterparties totaling $82 million at December 31, 2015. This amount also excludes cash and securities pledged as collateral under repurchase agreements. At March 31, 2016, we received cash collateral totaling $1 million from counterparties under collateral arrangements associated with repurchase agreements. Refer to Note 12 for details on the repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met. At March 31, 2016, and December 31, 2015, we received noncash collateral of $3 million and $7 million, respectively. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	March 31, 2016			December 31, 2015
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives designated as accounting hedges
Interest rate contracts
Swaps (c) (d) (e)	$154	$18	$10,698	$126	$9	$14,151
Foreign exchange contracts
Forwards	—	6	222	—	1	189
Total derivatives qualifying for hedge accounting	154	24	10,920	126	10	14,340
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	33	55	4,979	30	51	6,101
Futures and forwards	3	3	1,875	2	2	1,905
Written options	—	33	17,539	—	72	18,220
Purchased options	33	—	17,539	73	—	18,240
Total interest rate risk	69	91	41,932	105	125	44,466
Foreign exchange contracts
Futures and forwards	1	3	159	—	—	278
Total foreign exchange risk	1	3	159	—	—	278
Equity contracts
Forwards	—	6	25	—	9	32
Written options	—	—	—	—	1	—
Purchased options	—	—	—	2	—	—
Total equity risk	—	6	25	2	10	32
Total Derivatives not designated as accounting hedges	70	100	42,116	107	135	44,776
Total derivatives	$224	$124	$53,036	$233	$145	$59,116

(a)
Derivative contracts in a receivable position are classified as other assets on the Condensed Consolidated Balance Sheet, and includes accrued interest of $15 million and $46 million at March 31, 2016, and December 31, 2015, respectively.

(b)
Derivative contracts in a liability position are classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet, and includes accrued interest of $5 million and $12 million at March 31, 2016, and December 31, 2015, respectively.

(c)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate unsecured debt obligations with $142 million and $112 million in a receivable position, $0 million and $3 million in a payable position, and a $3.9 billion and $6.8 billion notional amount at March 31, 2016, and December 31, 2015, respectively. Of the hedge notional amount at March 31, 2016, $2.1 billion is associated with debt maturing in five or more years.

(d)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate secured debt obligations (FHLB Advances) with $11 million and $1 million in a receivable position, $0 million and $2 million in a payable position, and a $700 million and $500 million notional amount at March 31, 2016, and December 31, 2015, respectively.

(e)
Other fair value hedges include pay-fixed swaps on portfolios of held-for-investment automotive loan assets with $1 million and $13 million in a receivable position, $18 million and $3 million in a payable position, and a $6.0 billion and $6.8 billion notional amount at March 31, 2016, and December 31, 2015, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended March 31,
($ in millions)	2016	2015
Derivatives qualifying for hedge accounting
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Interest and fees on finance receivables and loans (a)	$(28)	$(23)
Interest on long-term debt (b) (c)	191	86
Gain (loss) recognized in earnings on hedged items
Interest rate contracts
Interest and fees on finance receivables and loans (d)	28	33
Interest on long-term debt (e)	(196)	(87)
Total derivatives qualifying for hedge accounting	(5)	9
Derivatives not designated as accounting hedges
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Loss on mortgage and automotive loans, net	—	(2)
Other income, net of losses	2	(12)
Total interest rate contracts	2	(14)
Foreign exchange contracts (f)
Interest on long-term debt	(1)	(143)
Other income, net of losses	(4)	11
Total foreign exchange contracts	(5)	(132)
Equity contracts
Compensation and benefits expense	(1)	(6)
Total equity contracts	(1)	(6)
Loss recognized in earnings on derivatives	$(9)	$(143)

(a)
Amounts exclude losses related to interest for qualifying accounting hedges of retail automotive loans held-for-investment, which are primarily offset by the fixed coupon payments of the loans. The losses were $7 million and $17 million for the three months ended March 31, 2016, and 2015, respectively.

(b)
Amounts exclude gains related to interest for qualifying accounting hedges of unsecured debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $16 million and $23 million for the three months ended March 31, 2016, and 2015, respectively.

(c)
Amounts exclude gains related to interest for qualifying accounting hedges of secured debt (FHLB Advances), which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $1 million for the three months ended March 31, 2016.

(d)	Amounts exclude losses related to amortization of deferred loan basis adjustments on the de-designated hedged item of $5 million for the three months ended March 31, 2016.

(e)
Amounts exclude gains related to amortization of deferred debt basis adjustments on the de-designated hedged item of $18 million and $28 million for the three months ended March 31, 2016, and 2015, respectively.

(f)	Amounts exclude gains related to the revaluation of the related foreign-denominated debt or receivable of $4 million and $134 million for the three months ended March 31, 2016, and 2015, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes derivative instruments used in cash flow and net investment hedge accounting relationships.

	Three months ended March 31,
($ in millions)	2016	2015
Foreign exchange contracts
Loss reclassified from accumulated other comprehensive loss to income from discontinued operations, net	$—	$(4)
Total loss from discontinued operations, net	$—	$(4)
(Loss) gain recognized in other comprehensive income (a)	$(6)	$22

(a)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive (loss) income related to the revaluation of the related net investment in foreign operations, including the tax impacts of the hedge and related net investment, as disclosed separately in Note 16. There were gains of $11 million and losses of $43 million for the three months ended March 31, 2016, and 2015, respectively.

20.    Income Taxes
We recognized total income tax expense from continuing operations of $150 million for the three months ended March 31, 2016, compared to income tax expense of $103 million for the same period in 2015. The increase in income tax expense for the three months ended March 31, 2016, compared to the same period in 2015, was primarily driven by tax attributable to pre-tax earnings and a nonrecurring benefit from the release of our valuation allowance on capital loss carryforwards utilized against 2015 capital gains.
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
It is reasonably possible the unrecognized tax benefits disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, will decrease by up to $180 million over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction as anticipated.
21.    Fair Value
Fair Value Measurements
For purposes of this disclosure, fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market in an orderly transaction between market participants at the measurement date under current market conditions. Fair value is based on the assumptions market participants would use when pricing an asset or liability. Additionally, entities are required to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring the fair value of a liability.
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no transfers between any levels for the three months ended March 31, 2016.

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

•
Interests retained in financial asset sales — Includes certain noncertificated interests retained from the sale of automotive finance receivables. Due to inactivity in the market, valuations are based on internally developed discounted cash flow models (an income approach) that use a market-based discount rate; therefore, we classified these assets as Level 3. The valuation considers recent market transactions, experience with similar assets, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we utilize various significant assumptions, including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses).

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

We also execute over-the-counter (OTC) and centrally-cleared derivative contracts, such as interest rate swaps, a cross-currency swap, swaptions, foreign-currency denominated forward contracts, prepaid equity forward contracts, caps, floors, and agency to-be-announced securities. For OTC contracts, we utilize third-party-developed valuation models that are widely accepted in the market to value these OTC derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves, interpolated volatility assumptions, or equity pricing) are used in the model. We classified these OTC derivative contracts as Level 2 because all significant inputs into these models were market observable. For centrally-cleared contracts, we utilize unadjusted prices obtained from the clearing house as the basis for valuation, and they are also classified as Level 2. We did not have any derivative instruments classified as Level 3 as of March 31, 2016, or December 31, 2015.
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

	Recurring fair value measurements
March 31, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$356	$—	$—	$356
U.S. States and political subdivisions	—	743	—	743
Foreign government	11	180	—	191
Mortgage-backed residential	—	12,313	—	12,313
Mortgage-backed commercial	—	500	—	500
Asset-backed	—	1,781	—	1,781
Corporate debt	—	1,580	—	1,580
Total debt securities	367	17,097	—	17,464
Equity securities (a)	716	—	—	716
Total available-for-sale securities	1,083	17,097	—	18,180
Other assets
Interests retained in financial asset sales	—	—	31	31
Derivative contracts in a receivable position (b)
Interest rate	3	220	—	223
Foreign currency	—	1	—	1
Total derivative contracts in a receivable position	3	221	—	224
Total assets	$1,086	$17,318	$31	$18,435
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position (b)
Interest rate	$(3)	$(106)	$—	$(109)
Foreign currency	—	(9)	—	(9)
Other	—	(6)	—	(6)
Total derivative contracts in a payable position	(3)	(121)	—	(124)
Total liabilities	$(3)	$(121)	$—	$(124)

(a)	Our investment in any one industry did not exceed 15%.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 19.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,469	$272	$—	$1,741
U.S. States and political subdivisions	—	716	—	716
Foreign government	10	167	—	177
Mortgage-backed residential	—	10,366	—	10,366
Mortgage-backed commercial	—	481	—	481
Asset-backed	—	1,755	—	1,755
Corporate debt	—	1,204	—	1,204
Total debt securities	1,479	14,961	—	16,440
Equity securities (a)	717	—	—	717
Total available-for-sale securities	2,196	14,961	—	17,157
Other assets
Interests retained in financial asset sales	—	—	40	40
Derivative contracts in a receivable position (b)
Interest rate	2	229	—	231
Other	2	—	—	2
Total derivative contracts in a receivable position	4	229	—	233
Total assets	$2,200	$15,190	$40	$17,430
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position (b)
Interest rate	$(2)	$(133)	$—	$(135)
Foreign currency	—	(1)	—	(1)
Other	(1)	(8)	—	(9)
Total derivative contracts in a payable position	(3)	(142)	—	(145)
Total liabilities	$(3)	$(142)	$—	$(145)

(a)	Our investment in any one industry did not exceed 14%.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 19.
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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at March 31, 2016	Net unrealized gains included in earnings still held at March 31, 2016
($ in millions)	Fair value at January 1, 2016	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Other assets
Interests retained in financial asset sales	$40	$2	(a)	$—	$—	$4	$—	$(15)	$31	$—
Total assets	$40	$2		$—	$—	$4	$—	$(15)	$31	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
	Fair value at January 1, 2015	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Fair value at March 31, 2015	Net unrealized gains included in earnings still held at March 31, 2015
($ in millions)		included in earnings		included in OCI
Assets
Mortgage loans held-for-sale, net	$3	$—		$—	$—	$—	$—	$—	$3	$—
Other assets
Interests retained in financial asset sales	47	3	(a)	—	—	—	1	(9)	42	—
Total assets	$50	$3		$—	$—	$—	$1	$(9)	$45	$—
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
The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain included in earnings for the three months ended
March 31, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$39	$39	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	17	17	(3)	n/m	(a)
Other	—	—	28	28	(15)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	45	45	(18)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	12	12	(3)	n/m	(a)
Other	—	—	6	6	—	n/m	(a)
Total assets	$—	$—	$102	$102	$(21)	n/m
n/m = not meaningful

(a)
We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.

(b)	Represents the portion of the portfolio specifically impaired during 2016. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain included in earnings for the three months ended
March 31, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale
Automotive	$—	$—	$1,500	$1,500	$(8)	n/m	(a)
Mortgage	—	—	28	28	(5)	n/m	(a)
Other	—	—	17	17	—	n/m	(a)
Total loans held-for-sale	—	—	1,545	1,545	(13)	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	26	26	(7)	n/m	(a)
Other	—	—	18	18	(8)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	44	44	(15)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	8	8	(2)	n/m	(a)
Other	—	—	2	2	—	n/m	(a)
Total assets	$—	$—	$1,599	$1,599	$(30)	n/m
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this Note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at March 31, 2016, and December 31, 2015.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
March 31, 2016
Financial assets
Held-to-maturity securities	$118	$—	$118	$—	$118
Loans held-for-sale, net	39	—	—	39	39
Finance receivables and loans, net	109,799	—	—	110,596	110,596
Nonmarketable equity investments	733	—	706	42	748
Financial liabilities
Deposit liabilities	$70,265	$—	$—	$70,849	$70,849
Short-term borrowings	5,365	—	—	5,365	5,365
Long-term debt	62,044	—	22,252	41,463	63,715
December 31, 2015
Financial assets
Loans held-for-sale, net	$105	$—	$—	$105	$105
Finance receivables and loans, net	110,546	—	—	110,737	110,737
Nonmarketable equity investments	418	—	391	42	433
Financial liabilities
Deposit liabilities	$66,478	$—	$—	$66,889	$66,889
Short-term borrowings	8,101	—	—	8,102	8,102
Long-term debt	66,234	—	23,018	45,157	68,175
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

•
Cash and cash equivalents — Included in cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal. Classified as Level 1 under the fair value hierarchy, cash and cash equivalents generally expose us to limited credit risk and are so near maturity that they present insignificant risk of changes in value because of changes in interest rates. Accordingly, the carrying value approximates the fair value of these instruments.

•
Held-to-maturity securities — Held-to-maturity securities, which consist of residential mortgage-backed debt securities, are carried at amortized cost. For fair value disclosure purposes, held-to-maturity securities are classified as Level 2, with fair value based on observable market prices, when available.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The fair value of mortgage loans held-for-investment was based on a discounted cash flow basis utilizing cash flow projections from internally developed models that utilized prepayment, default, and discount rate assumptions. These valuations consider unique attributes of the loans such as geography, delinquency status, product type, and other factors.

•
Nonmarketable equity investments — Nonmarketable equity investments primarily include investments in FHLB and FRB stock and other equity investments carried at cost. As a member of the FHLB and FRB, Ally Bank is required to hold FHLB and FRB stock. The stock can be sold only to the FHLB and FRB upon termination of membership, or redeemed at the sole discretion of the FHLB and FRB, respectively. The fair value of FHLB and FRB stock is equal to the stock’s par value since the stock is bought, sold, and/or redeemed at par. FHLB and FRB stock is carried at cost, which generally represents the stock’s par value.

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

22.    Offsetting Assets and Liabilities
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
In certain instances as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At March 31, 2016, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Condensed Consolidated Balance Sheet
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
March 31, 2016 ($ in millions)				Financial Instruments	Collateral (a) (b) (c)	Net Amount
Assets
Derivative assets in net asset positions	$219	$—	$219	$(55)	$(123)	$41
Derivative assets in net liability positions	5	—	5	(5)	—	—
Total assets (d)	$224	$—	$224	$(60)	$(123)	$41
Liabilities
Derivative liabilities in net liability positions	$(63)	$—	$(63)	$5	$25	$(33)
Derivative liabilities in net asset positions	(55)	—	(55)	55	—	—
Derivative liabilities with no offsetting arrangements	(6)	—	(6)	—	—	(6)
Total derivative liabilities (d)	(124)	—	(124)	60	25	(39)
Securities sold under agreements to repurchase (e)	(725)	—	(725)	—	725	—
Total liabilities	$(849)	$—	$(849)	$60	$750	$(39)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. $3 million of noncash derivative collateral pledged to us was excluded at March 31, 2016. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met.

(c)
Certain agreements grant us the right to sell or pledge the noncash assets we receive as collateral. Noncash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $3 million at March 31, 2016. We have not sold or pledged any of the noncash collateral received under these agreements as of March 31, 2016.

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
Change in Reportable Segments
As a result of a change in how management views and operates our business, during the first quarter of 2016, we made changes in the composition of our operating segments. Financial information related to our Corporate Finance business is now presented as a separate reportable segment. Previously, all such activity was included in Corporate and Other. Additionally, only the activity of our ongoing bulk acquisitions of mortgage loans and other originations and refinancing is now presented in Mortgage Finance operations. The activity related to the management of our legacy mortgage portfolio is now included in Corporate and Other. Our other operating segments, Automotive Finance operations and Insurance operations, remained unchanged. Amounts for 2015 have been adjusted to conform to the current management view.
We report our results of operations on a line-of-business basis through four operating segments: Automotive Finance operations, Insurance operations, Mortgage Finance operations, and Corporate Finance operations, with the remaining activity reported in Corporate and Other. The operating segments are determined based on the products and services offered, and reflect the manner in which financial information is currently evaluated by management. The following is a description of each of our reportable operating segments.
Automotive Finance operations — Provides automotive financing services to consumers and automotive dealers. Our automotive financing services include providing retail installment sales financing, loans, and leases; offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers; fleet financing, and vehicle remarketing services.
Insurance operations — Offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide vehicle service contracts, maintenance coverage, and guaranteed asset protection products. We also underwrite selected commercial insurance coverages, which primarily insure dealers' vehicle inventories.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Mortgage Finance operations — Includes the management of a held-for-investment consumer mortgage finance loan portfolio and includes the execution of bulk purchases of high-quality jumbo and low-to-moderate income mortgage loans originated by third parties.
Corporate Finance operations — Provides senior secured leveraged cash flow and asset-based loans primarily to U.S.-based middle market companies. The loans are used to support leveraged buyouts, mergers and acquisitions, debt refinancing, restructurings, and working capital.
Corporate and Other primarily consists of activity related to centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes certain equity investments, the management of our legacy mortgage portfolio, and reclassifications and eliminations between the reportable operating segments.
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
Financial information for our reportable operating segments is summarized as follows.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2016
Net financing revenue (loss)	$896	$14	$20	$28	$(7)	$951
Other revenue	77	254	—	6	39	376
Total net revenue	973	268	20	34	32	1,327
Provision for loan losses	209	—	3	6	2	220
Total noninterest expense	427	218	15	17	33	710
Income (loss) from continuing operations before income tax expense	$337	$50	$2	$11	$(3)	$397
Total assets	$112,289	$7,194	$7,493	$2,839	$26,690	$156,505
2015
Net financing revenue (loss)	$809	$12	$11	$20	$(2)	$850
Other revenue (loss)	52	268	—	6	(83)	243
Total net revenue (loss)	861	280	11	26	(85)	1,093
Provision for loan losses	127	—	2	(5)	(8)	116
Total noninterest expense	428	202	8	14	43	695
Income (loss) from continuing operations before income tax expense	$306	$78	$1	$17	$(120)	$282
Total assets	$111,149	$7,242	$3,941	$1,976	$29,016	$153,324

(a)	Net financing revenue after the provision for loan losses totaled $731 million and $734 million for the three months ended March 31, 2016, and 2015, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Information concerning principal geographic areas was as follows.

Three months ended March 31, ($ in millions)	Revenue (a)	Income from continuing operations before income tax expense	Net income (loss) (b)
2016
Canada	$21	$10	$8
Europe	—	—	(1)
Total foreign (c)	21	10	7
Total domestic (d)	1,306	387	243
Total	$1,327	$397	$250
2015
Canada	$24	$11	$8
Europe	1	4	11
Asia-Pacific	—	—	452
Total foreign (c)	25	15	471
Total domestic (d)	1,068	267	105
Total	$1,093	$282	$576

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Financial Statements.

(b)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(c)	Our foreign operations as of March 31, 2016, and March 31, 2015, consist of our ongoing Insurance operations in Canada and our remaining international entities in wind-down.

(d)	Amounts include eliminations between our domestic and foreign operations.
24.    Parent and Guarantor Condensed Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of March 31, 2016, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statements of Comprehensive Income

Three months ended March 31, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(38)	$—	$1,273	$—	$1,235
Interest and fees on finance receivables and loans — intercompany	3	—	2	(5)	—
Interest and dividends on investment securities	—	—	102	—	102
Interest on cash and cash equivalents	1	—	2	—	3
Interest-bearing cash — intercompany	—	—	2	(2)	—
Operating leases	5	—	764	—	769
Total financing revenue and other interest income	(29)	—	2,145	(7)	2,109
Interest expense
Interest on deposits	2	—	191	—	193
Interest on short-term borrowings	10	—	3	—	13
Interest on long-term debt	289	—	153	—	442
Interest on intercompany debt	4	—	3	(7)	—
Total interest expense	305	—	350	(7)	648
Depreciation expense on operating lease assets	4	—	506	—	510
Net financing (loss) revenue	(338)	—	1,289	—	951
Cash dividends from subsidiaries
Nonbank subsidiaries	482	—	—	(482)	—
Other revenue
Servicing fees	296	—	211	(494)	13
Insurance premiums and service revenue earned	—	—	230	—	230
(Loss) gain on mortgage and automotive loans, net	(3)	—	4	—	1
Loss on extinguishment of debt	(2)	—	(2)	—	(4)
Other gain on investments, net	—	—	54	—	54
Other income, net of losses	78	—	6	(2)	82
Total other revenue	369	—	503	(496)	376
Total net revenue	513	—	1,792	(978)	1,327
Provision for loan losses	60	—	160	—	220
Noninterest expense
Compensation and benefits expense	147	—	105	—	252
Insurance losses and loss adjustment expenses	—	—	73	—	73
Other operating expenses	340	—	542	(497)	385
Total noninterest expense	487	—	720	(497)	710
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(34)	—	912	(481)	397
Income tax (benefit) expense from continuing operations	(43)	—	193	—	150
Net (loss) income from continuing operations	9	—	719	(481)	247
Income (loss) from discontinued operations, net of tax	6	—	(3)	—	3
Undistributed income of subsidiaries
Bank subsidiary	270	270	—	(540)	—
Nonbank subsidiaries	(35)	—	—	35	—
Net income	250	270	716	(986)	250
Other comprehensive income, net of tax	146	84	151	(235)	146
Comprehensive income	$396	$354	$867	$(1,221)	$396

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$4	$—	$1,070	$—	$1,074
Interest and fees on finance receivables and loans — intercompany	10	—	16	(26)	—
Interest on loans held-for-sale	—	—	24	—	24
Interest and dividends on investment securities	—	—	88	—	88
Interest on cash and cash equivalents	—	—	2	—	2
Interest-bearing cash - intercompany	—	—	2	(2)	—
Operating leases	—	—	896	—	896
Total financing revenue and other interest income	14	—	2,098	(28)	2,084
Interest expense
Interest on deposits	3	—	169	—	172
Interest on short-term borrowings	10	—	1	—	11
Interest on long-term debt	292	—	137	—	429
Interest on intercompany debt	19	—	9	(28)	—
Total interest expense	324	—	316	(28)	612
Depreciation expense on operating lease assets	—	—	622	—	622
Net financing (loss) revenue	(310)	—	1,160	—	850
Cash dividends from subsidiaries
Bank subsidiaries	125	125	—	(250)	—
Nonbank subsidiaries	238	—	—	(238)	—
Other revenue
Servicing fees	279	—	204	(473)	10
Insurance premiums and service revenue earned	—	—	233	—	233
(Loss) gain on mortgage and automotive loans, net	(8)	—	54	—	46
Loss on extinguishment of debt	(197)	—	(1)	—	(198)
Other gain on investments, net	—	—	55	—	55
Other income, net of losses	72	—	152	(127)	97
Total other revenue	146	—	697	(600)	243
Total net revenue	199	125	1,857	(1,088)	1,093
Provision for loan losses	100	—	16	—	116
Noninterest expense
Compensation and benefits expense	154	—	225	(124)	255
Insurance losses and loss adjustment expenses	—	—	56	—	56
Other operating expenses	310	—	550	(476)	384
Total noninterest expense	464	—	831	(600)	695
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(365)	125	1,010	(488)	282
Income tax (benefit) expense from continuing operations	(115)	—	218	—	103
Net (loss) income from continuing operations	(250)	125	792	(488)	179
Income from discontinued operations, net of tax	387	—	10	—	397
Undistributed income of subsidiaries
Bank subsidiary	180	180	—	(360)	—
Nonbank subsidiaries	259	—	—	(259)	—
Net income	576	305	802	(1,107)	576
Other comprehensive loss, net of tax	31	42	47	(89)	31
Comprehensive income	$607	$347	$849	$(1,196)	$607

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

March 31, 2016 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,045	$—	$861	$—	$1,906
Interest-bearing	700	—	2,395	—	3,095
Interest-bearing — intercompany	—	—	737	(737)	—
Total cash and cash equivalents	1,745	—	3,993	(737)	5,001
Available-for-sale securities	—	—	18,180	—	18,180
Held-to-maturity securities	—	—	118	—	118
Loans held-for-sale, net	—	—	39	—	39
Finance receivables and loans, net
Finance receivables and loans, net	3,282	—	107,594	—	110,876
Intercompany loans to
Bank subsidiary	775	—	—	(775)	—
Nonbank subsidiaries	2,322	—	604	(2,926)	—
Allowance for loan losses	(82)	—	(995)	—	(1,077)
Total finance receivables and loans, net	6,297	—	107,203	(3,701)	109,799
Investment in operating leases, net	70	—	14,888	—	14,958
Intercompany receivables from
Bank subsidiary	316	—	—	(316)	—
Nonbank subsidiaries	141	—	41	(182)	—
Investment in subsidiaries
Bank subsidiary	16,856	16,856	—	(33,712)	—
Nonbank subsidiaries	10,500	11	—	(10,511)	—
Premiums receivable and other insurance assets	—	—	1,852	(24)	1,828
Other assets	4,697	—	4,951	(3,066)	6,582
Total assets	$40,622	$16,867	$151,265	$(52,249)	$156,505
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$92	$—	$92
Interest-bearing	218	—	69,955	—	70,173
Total deposit liabilities	218	—	70,047	—	70,265
Short-term borrowings	3,640	—	1,725	—	5,365
Long-term debt	20,676	—	41,368	—	62,044
Intercompany debt to
Nonbank subsidiaries	1,341	—	3,097	(4,438)	—
Intercompany payables to
Bank subsidiary	262	—	—	(262)	—
Nonbank subsidiaries	137	—	122	(259)	—
Interest payable	237	—	137	—	374
Unearned insurance premiums and service revenue	—	—	2,449	—	2,449
Accrued expenses and other liabilities	288	82	4,883	(3,068)	2,185
Total liabilities	26,799	82	123,828	(8,027)	142,682
Total equity	13,823	16,785	27,437	(44,222)	13,823
Total liabilities and equity	$40,622	$16,867	$151,265	$(52,249)	$156,505

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2015 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,234	$—	$914	$—	$2,148
Interest-bearing	401	—	3,831	—	4,232
Interest-bearing — intercompany	—	—	850	(850)	—
Total cash and cash equivalents	1,635	—	5,595	(850)	6,380
Available-for-sale securities	—	—	17,157	—	17,157
Loans held-for-sale, net	—	—	105	—	105
Finance receivables and loans, net
Finance receivables and loans, net	2,636	—	108,964	—	111,600
Intercompany loans to
Bank subsidiary	600	—	—	(600)	—
Nonbank subsidiaries	3,277	—	559	(3,836)	—
Allowance for loan losses	(72)	—	(982)	—	(1,054)
Total finance receivables and loans, net	6,441	—	108,541	(4,436)	110,546
Investment in operating leases, net	81	—	16,190	—	16,271
Intercompany receivables from
Bank subsidiary	186	—	—	(186)	—
Nonbank subsidiaries	259	—	282	(541)	—
Investment in subsidiaries
Bank subsidiary	16,496	16,496	—	(32,992)	—
Nonbank subsidiaries	10,902	11	—	(10,913)	—
Premiums receivable and other insurance assets	—	—	1,827	(26)	1,801
Other assets	4,785	—	4,488	(2,952)	6,321
Total assets	$40,785	$16,507	$154,185	$(52,896)	$158,581
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$89	$—	$89
Interest-bearing	229	—	66,160	—	66,389
Total deposit liabilities	229	—	66,249	—	66,478
Short-term borrowings	3,453	—	4,648	—	8,101
Long-term debt	21,048	—	45,186	—	66,234
Intercompany debt to
Nonbank subsidiaries	1,409	—	3,877	(5,286)	—
Intercompany payables to
Bank subsidiary	142	—	—	(142)	—
Nonbank subsidiaries	420	—	191	(611)	—
Interest payable	258	—	92	—	350
Unearned insurance premiums and service revenue	—	—	2,434	—	2,434
Accrued expenses and other liabilities	387	82	4,028	(2,952)	1,545
Total liabilities	27,346	82	126,705	(8,991)	145,142
Total equity	13,439	16,425	27,480	(43,905)	13,439
Total liabilities and equity	$40,785	$16,507	$154,185	$(52,896)	$158,581

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash (used in) provided by operating activities	$(38)	$—	$1,708	$(482)	$1,188
Investing activities
Purchases of available-for-sale securities	—	—	(4,870)	—	(4,870)
Proceeds from sales of available-for-sale securities	—	—	4,175	—	4,175
Proceeds from maturities and repayments of available-for-sale securities	—	—	409	—	409
Purchases of held-to-maturity securities	—	—	(118)	—	(118)
Net increase in finance receivables and loans	(292)	—	(1,794)	—	(2,086)
Proceeds from sales of finance receivables and loans originated as held-for-investment	—	—	2,594	—	2,594
Net change in loans — intercompany	683	—	(44)	(639)	—
Purchases of operating lease assets	—	—	(701)	—	(701)
Disposals of operating lease assets	2	—	1,533	—	1,535
Capital contributions to subsidiaries	(128)	—	—	128	—
Returns of contributed capital	223	—	—	(223)	—
Net change in restricted cash	—	—	48	—	48
Net change in nonmarketable equity investments	—	—	(315)	—	(315)
Other, net	(32)	—	12	—	(20)
Net cash provided by investing activities	456	—	929	(734)	651
Financing activities
Net change in short-term borrowings — third party	187	—	(2,926)	—	(2,739)
Net (decrease) increase in deposits	(10)	—	3,790	—	3,780
Proceeds from issuance of long-term debt — third party	178	—	4,066	—	4,244
Repayments of long-term debt — third party	(580)	—	(7,910)	—	(8,490)
Net change in debt — intercompany	(68)	—	(684)	752	—
Dividends paid — third party	(15)	—	—	—	(15)
Dividends paid and returns of contributed capital — intercompany	—	—	(705)	705	—
Capital contributions from parent	—	—	128	(128)	—
Net cash used in financing activities	(308)	—	(4,241)	1,329	(3,220)
Effect of exchange-rate changes on cash and cash equivalents	—	—	2	—	2
Net increase (decrease) in cash and cash equivalents	110	—	(1,602)	113	(1,379)
Cash and cash equivalents at beginning of year	1,635	—	5,595	(850)	6,380
Cash and cash equivalents at March 31,	$1,745	$—	$3,993	$(737)	$5,001

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash (used in) provided by operating activities	$(189)	$125	$799	$(488)	$247
Investing activities
Net change in federal funds sold and securities purchased under resale agreements	—	—	(50)	—	(50)
Purchases of investment securities	—	—	(4,023)	—	(4,023)
Proceeds from sales of available-for-sale securities	—	—	1,523	—	1,523
Proceeds from maturities and repayments of investment securities	—	—	914	—	914
Net (increase) decrease in finance receivables and loans	(242)	—	197	—	(45)
Proceeds from sales of finance receivables and loans	—	—	1,577	—	1,577
Net change in loans — intercompany	374	—	205	(579)	—
Purchases of operating lease assets	—	—	(1,447)	—	(1,447)
Disposals of operating lease assets	—	—	1,337	—	1,337
Capital contributions to subsidiaries	(24)	—	—	24	—
Returns of contributed capital	222	—	—	(222)	—
Proceeds from sale of business unit, net	1,049	—	—	—	1,049
Net change in restricted cash	—	—	(121)	—	(121)
Net change in nonmarketable equity investments	—	—	58	—	58
Other, net	(1)	—	34	—	33
Net cash provided by investing activities	1,378	—	204	(777)	805
Financing activities
Net change in short-term borrowings — third party	142	—	(760)	—	(618)
Net (decrease) increase in deposits	(9)	—	2,656	—	2,647
Proceeds from issuance of long-term debt — third party	2,467	—	6,358	—	8,825
Repayments of long-term debt — third party	(3,161)	—	(6,617)	—	(9,778)
Net change in debt — intercompany	(202)	—	(374)	576	—
Dividends paid — third party	(67)	—	—	—	(67)
Dividends paid and returns of contributed capital — intercompany	—	(125)	(586)	711	—
Capital contributions from parent	—	—	24	(24)	—
Net cash (used in) provided by financing activities	(830)	(125)	701	1,263	1,009
Effect of exchange-rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Net increase in cash and cash equivalents	359	—	1,703	(2)	2,060
Cash and cash equivalents at beginning of year	2,286	—	3,905	(615)	5,576
Cash and cash equivalents at March 31,	$2,645	$—	$5,608	$(617)	$7,636
25.    Contingencies and Other Risks
In the normal course of business, we enter into transactions that expose us to varying degrees of risk. For additional information on contingencies and other risks arising from such transactions, refer to Note 30 to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K.
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
Regulatory Matters
Ally and its subsidiaries, including Ally Bank, are or may become involved from time to time in formal and informal reviews, investigations, examinations, proceedings, and information-gathering requests by federal and state government and self-regulatory agencies, including, among others, the U.S. Department of Justice (DOJ), the SEC, Consumer Financial Protection Bureau (CFPB), the FRB, the FDIC, the Utah Department of Financial Institutions, and the Federal Trade Commission regarding their respective operations.
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
26.    Subsequent Events
TradeKing Group, Inc. Acquisition
On April 5, 2016, we announced that we signed an agreement to acquire TradeKing Group, Inc., an online brokerage and digital wealth management company, for approximately $275 million. The purchase price includes approximately $250 million in premium to the acquired net assets and is subject to certain purchase price adjustments. The transaction is expected to close in the second or third quarter of 2016 and includes an online broker/dealer, a digital portfolio management platform, and educational content and social collaboration channels. The transaction is subject to regulatory approval and satisfaction of other customary closing conditions.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Declaration of Quarterly Dividend Payment
On April 11, 2016, the Ally Board of Directors declared a quarterly dividend payment on certain outstanding preferred stock. This included a cash dividend of $0.53 per share, or a total of $15 million, on Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A. The dividend is payable to shareholders of record as of May 1, 2016, and is payable on May 16, 2016.
Series A Preferred Stock Redemption
On April 14, 2016, we issued a Notice of Redemption to the holders of the outstanding Series A Preferred Stock to redeem the remaining 27,870,560 shares at a redemption price of $25 per share. We plan to redeem the outstanding shares on May 16, 2016, subsequent to the quarterly dividend payment.
Departure and Appointment of Certain Officers
On April 28, 2016, we announced the appointment of Scott Stengel as General Counsel of Ally. Mr. Stengel will assume the General Counsel role effective as of May 31, 2016. Our current General Counsel, William B. Solomon, Jr., will step down from this role as of May 31, 2016, but will remain with Ally until September 30, 2016, to transition his duties to Mr. Stengel.

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
The following table presents selected Condensed Consolidated Statement of Comprehensive Income and market price data.

	Three months ended March 31,
($ in millions, except per share data)	2016	2015
Total financing revenue and other interest income	$2,109	$2,084
Total interest expense	648	612
Depreciation expense on operating lease assets	510	622
Net financing revenue	951	850
Total other revenue	376	243
Total net revenue	1,327	1,093
Provision for loan losses	220	116
Total noninterest expense	710	695
Income from continuing operations before income tax expense	397	282
Income tax expense from continuing operations	150	103
Net income from continuing operations	247	179
Income from discontinued operations, net of tax	3	397
Net income	$250	$576
Basic and diluted earnings per common share:
Net income from continuing operations	$0.48	$0.23
Net income	0.49	1.06
Market price per common share:
High closing	$18.88	$23.88
Low closing	15.33	18.71
Period end closing	18.72	20.98

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents selected balance sheet and ratio data.

	At and for the three months ended March 31,
($ in millions)	2016	2015
Selected period-end balance sheet data:
Total assets	$156,505	$153,324
Total deposit liabilities	$70,265	$60,857
Long-term debt	$62,044	$65,578
Preferred stock	$696	$1,255
Total equity	$13,823	$15,934
Financial ratios:
Return on average assets (a)	0.64%	1.55%
Return on average equity (a)	7.38%	14.88%
Return on average tangible common equity (non-GAAP) (b)	7.28%	14.16%
Equity to assets (a)	8.66%	10.40%
Net interest spread (a) (c)	2.49%	2.31%
Net yield on interest-earning assets (a) (d)	2.59%	2.44%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)
Return on average tangible common equity (ROTCE) is a non-GAAP measure which is important to the reader of the Condensed Consolidated Financial Statements but should be supplemental to primary measures of accounting principles generally accepted in the United States of America (GAAP). It is computed as net income available to common shareholders under GAAP and includes preferred dividends and premiums paid, divided by a two-period average of tangible common equity (non-GAAP). Tangible common equity is calculated as average total shareholder's equity, $13,631 million and $15,666 million at March 31, 2016, and 2015, respectively, less preferred stock, $696 million and $1,255 million at March 31, 2016, and 2015, respectively, and less goodwill, $27 million at March 31, 2016, and 2015. Other companies may define or calculate this measure differently. We believe this measure is useful to investors, analysts, and banking regulators because, by removing the effect of preferred stock and goodwill from shareholder’s equity, it allows investors, analysts, and banking regulators to more easily compare our return on equity to other companies in the industry who present a similar measure. We also believe that removing preferred stock and goodwill from shareholder’s equity, and including the impact of preferred dividends and premiums paid in net income is a more relevant measure of the return on our common shareholders' equity.

(c)
Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.

(d)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

As of January 1, 2015, Ally became subject to the rules implementing the 2010 Basel III capital framework in the United States (U.S. Basel III), which reflect new and higher capital requirements, capital buffers, and new regulatory capital definitions, deductions and adjustments. Certain aspects of U.S. Basel III, including the new capital buffers and regulatory capital deductions, will be phased in over several years. To assess our capital adequacy against the full impact of U.S. Basel III, we also present "fully phased-in" information that reflects regulatory capital rules that will take effect as of January 1, 2019. Refer to Note 18 to the Condensed Consolidated Financial Statements for further information. The following table presents selected regulatory capital data.

	March 31, 2016		March 31, 2015
($ in millions)	Transitional	Fully Phased-in	Transitional	Fully Phased-in
Common Equity Tier 1 capital ratio (a)	9.47%	9.20%	10.94%	10.36%
Tier 1 capital ratio	11.57%	11.54%	13.16%	13.04%
Total capital ratio	13.00%	12.96%	14.11%	14.03%
Tier 1 leverage (to adjusted quarterly average assets) (b)	9.87%	9.87%	11.43%	11.39%
Total equity	$13,823	$13,823	$15,934	$15,934
Preferred stock	(696)	(696)	(1,255)	(1,255)
Goodwill and certain other intangibles	(27)	(27)	(27)	(27)
Deferred tax assets arising from net operating loss and tax credit carryforwards (c)	(496)	(826)	(451)	(1,128)
Other adjustments	52	52	39	39
Common Equity Tier 1 capital (non-GAAP) (a)	12,656	12,326	14,240	13,563
Preferred stock	696	696	1,080	1,021
Trust preferred securities	2,487	2,487	2,546	2,546
Deferred tax assets arising from net operating loss and tax credit carryforwards	(330)	—	(677)	—
Other adjustments	(47)	(47)	(58)	(58)
Tier 1 capital	15,462	15,462	17,131	17,072
Qualifying subordinated debt and other instruments qualifying as Tier 2	871	871	358	417
Qualifying allowance for credit losses	1,077	1,077	934	934
Other adjustments	(47)	(47)	(58)	(58)
Total capital	$17,363	$17,363	$18,365	$18,365
Risk-weighted assets (d)	$133,586	$134,018	$130,142	$130,907

(a)
Common Equity Tier 1 capital is a non-GAAP measure which is important to the reader of the Condensed Consolidated Financial Statements but should be supplemental to primary measures of GAAP. Common Equity Tier 1 Capital generally consists of common stock (plus any related surplus and net of any treasury stock), retained earnings, accumulated other comprehensive income, and minority interests in the common equity of consolidated subsidiaries, together subject to certain adjustments and deductions. We consider various measures when evaluating capital utilization and adequacy, including the Common Equity Tier 1 Capital ratio. Because GAAP does not include capital ratio measures, we believe there are no comparable GAAP financial measures to these ratios. Common Equity Tier 1 Capital is not formally defined by GAAP and, therefore, is considered to be a non-GAAP financial measure. We believe the Common Equity Tier 1 Capital measure is important because we believe investors, analysts, and banking regulators may assess our capital adequacy using this ratio. Additionally, presentation of this measure allows readers to compare certain aspects of our capital adequacy on the same basis to other companies in the industry.

(b)
Tier 1 leverage equals Tier 1 capital divided by adjusted quarterly average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, and disallowed deferred tax assets).

(c)	Contains disallowed deferred tax assets under and Basel III as applicable.

(d)	Risk-weighted assets are defined by regulation and are determined by allocating assets and specified off-balance sheet financial instruments into various risk categories.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Overview
Ally Financial Inc. is a leading, independent, diversified financial services firm. Founded in 1919, we are a leading financial services company with over 95 years of experience providing a broad array of financial products and services. We operate as a financial holding company (FHC) and a bank holding company (BHC). Our banking subsidiary, Ally Bank, is an indirect, wholly-owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (internet, telephone, mobile, and mail) banking market.
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
Change in Reportable Segments
As a result of a change in how management views and operates our business, during the first quarter of 2016, we made changes in the composition of our operating segments. Financial information related to our Corporate Finance business is now presented as a separate reportable segment. Previously, all such activity was included in Corporate and Other. Additionally, only the activity of our ongoing bulk acquisitions of mortgage loans and other originations and refinancing is now presented in Mortgage Finance operations. The activity related to the management of our legacy mortgage portfolio is now included in Corporate and Other. Our other operating segments, Automotive Finance operations and Insurance operations, remained unchanged. Amounts for 2015 have been adjusted to conform to the current management view. In connection with the change in operating segments, we have defined additional classes of finance receivables and loans: Mortgage Finance and Mortgage — Legacy. Mortgage Finance includes consumer mortgage loans from our ongoing mortgage operations and Mortgage — Legacy includes consumer mortgage loans originated prior to 2009.
Primary Lines of Business
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, Mortgage Finance, and Corporate Finance are our primary lines of business. The following table summarizes the operating results excluding discontinued operations of each line of business. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

	Three months ended March 31,
($ in millions)	2016	2015	Favorable/ (unfavorable) % change
Total net revenue (loss)
Dealer Financial Services
Automotive Finance	$973	$861	13
Insurance	268	280	(4)
Mortgage Finance	20	11	82
Corporate Finance	34	26	31
Corporate and Other	32	(85)	138
Total	$1,327	$1,093	21
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$337	$306	10
Insurance	50	78	(36)
Mortgage Finance	2	1	100
Corporate Finance	11	17	(35)
Corporate and Other	(3)	(120)	98
Total	$397	$282	41

•
Our Dealer Financial Services operations offer a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services consist of two separate reportable segments — Automotive Finance and Insurance operations.

Our automotive finance services include providing retail installment sales contracts, loans, and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, fleet financing, and vehicle remarketing services. The business is centered on our strong and longstanding relationships with automotive dealers and serves the financial needs of over 17,500 dealers in the United States, including over 11,000 dealers outside of the General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler) channels, and approximately 4.4 million of their retail customers with a wide range of financial

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

services and insurance products. We believe our dealer-focused business model, with a focus on premium service and deep relationships, value added products and services, and full credit spectrum expertise proven over many credit cycles, makes us the preferred automotive finance company for thousands of our automotive dealer customers. We have developed particularly strong relationships with thousands of dealers resulting from our longstanding relationship with GM as well as relationships with other manufacturers, including Chrysler, providing us with an extensive understanding of the operating needs of these dealers relative to other automotive finance companies. During the first quarter of 2016, we completed the national roll-out of our used lease product.
We have established relationships with thousands of Growth channel (non-GM/Chrysler) dealers through our customer-centric approach and specialized incentive programs. The Growth channel was established as a formal channel in 2012 to focus on developing dealer relationships beyond our existing relationships that primarily were developed through our role as a captive finance company historically for GM and more recently for Chrysler brands. The success of the Growth channel has been a key enabler to converting our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have approximately 11,000 dealer relationships, of which nearly 10,000 are franchised dealers from brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda and others; RV dealers; and used vehicle only retailers, which have a national presence.
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide vehicle service contracts (VSC), maintenance coverage, and guaranteed asset protection (GAP) products. We also underwrite selected commercial insurance coverages, which primarily insure dealers' wholesale vehicle inventory. As part of our continued efforts to diversify, our Insurance operations launched its new flagship vehicle service contract offering, Ally Premier Protection, nationwide for new and used vehicles of virtually all makes and models in June 2015. Ally Premier Protection is replacing the General Motors Protection Plan nameplate which will be discontinued in November 2016.

•
Our Mortgage Finance operations are limited to the management of a held-for-investment consumer mortgage finance loan portfolio and includes the execution of bulk purchases of high-quality jumbo and low-to-moderate income (LMI) mortgage loans originated by third parties. During the three months ended March 31, 2016, we continued to execute bulk purchases of mortgage loans that were originated by third parties. First quarter purchases have totaled $1.4 billion. We expect this activity to continue in support of our treasury asset liability management (ALM) activities and diversification. We also plan to introduce limited direct mortgage originations in late 2016.

•
Our Corporate Finance operations provide senior secured leveraged cash flow and asset-based loans primarily to U.S.-based middle market companies. The Corporate Finance portfolio is almost entirely comprised of first lien, first out loans. Our primary focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, restructurings, and working capital. The portfolio is well diversified across multiple industries including retail, manufacturing, distribution, service companies, and other specialty sectors such as healthcare and technology.

•
Corporate and Other primarily consists of activity related to centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and ALM activities. Corporate and Other also includes certain equity investments, the management of our legacy mortgage portfolio, and reclassifications and eliminations between the reportable operating segments.

In addition, as we look ahead, we are well positioned as the marketplace continues to evolve and are working to build on our existing foundation of approximately 5.5 million customers, strong brand, innovative culture, and leading digital platform to expand our products and services and to create an integrated customer experience.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by line of business.

	Three months ended March 31,
($ in millions)	2016	2015	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$2,109	$2,084	1
Total interest expense	648	612	(6)
Depreciation expense on operating lease assets	510	622	18
Net financing revenue	951	850	12
Other revenue
Servicing fees	13	10	30
Insurance premiums and service revenue earned	230	233	(1)
Gain on mortgage and automotive loans, net	1	46	(98)
Loss on extinguishment of debt	(4)	(198)	98
Other gain on investments, net	54	55	(2)
Other income, net of losses	82	97	(15)
Total other revenue	376	243	55
Total net revenue	1,327	1,093	21
Provision for loan losses	220	116	(90)
Noninterest expense
Compensation and benefits expense	252	255	1
Insurance losses and loss adjustment expenses	73	56	(30)
Other operating expenses	385	384	—
Total noninterest expense	710	695	(2)
Income from continuing operations before income tax expense	397	282	41
Income tax expense from continuing operations	150	103	(46)
Net income from continuing operations	$247	$179	38
We earned net income from continuing operations of $247 million for the three months ended March 31, 2016, compared to $179 million for the three months ended March 31, 2015. The increase was primarily due to a decrease in loss on extinguishment of debt due to a debt tender offer in 2015 and an increase in net financing revenue. The increase was partially offset by a decrease in gain on mortgage and automotive loans, an increase in the provision for loan losses, and an increase in insurance losses and loss adjustment expenses.
Net financing revenue increased $101 million for the three months ended March 31, 2016, compared to the same period in 2015. Total financing revenue and other interest income remained flat as growth in our consumer retail automotive loans and consumer mortgage loans more than offset the lower operating lease asset balance as a result of GM's decision to provide subvention programs for their products exclusively through a wholly-owned subsidiary. Total interest expense increased 6% for the three months ended March 31, 2016, compared to the same period in 2015, due to higher funding requirements resulting from loan portfolio growth and unfavorable derivative activity driven primarily by a decline in exchange rate hedging, and a decrease in deferred debt amortization income resulting from accelerated amortization in 2015 related to debt tender offers. The increase was partially offset by continued deposit growth and the repayment of higher-cost legacy debt. Additionally, our declining operating lease asset balances resulted in a $112 million reduction to depreciation expense on operating lease assets.
Net gain on mortgage and automotive loans decreased $45 million for the three months ended March 31, 2016, compared to the same period in 2015. The gain for three months ended March 31, 2015, was primarily due to a sale of a portfolio of troubled debt restructuring (TDR) loans from our consumer mortgage portfolio.
We incurred a loss on extinguishment of debt of $4 million for three months ended March 31, 2016, compared to a loss of $198 million for the same period in 2015. The decrease in loss was due to nonrecurring debt tender offers in 2015. During the first quarter of 2015, we completed tender offers to buy back $950 million of our high-coupon debt, resulting in a total loss on extinguishment of debt of $197 million related to these transactions.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The provision for loan losses was $220 million for the three months ended March 31, 2016, compared to $116 million during the same period in 2015. The increase in provision for loan losses is primarily the result of the growth in our consumer retail automotive loan portfolio, as our automotive originations have continued to shift to an increase in loans offsetting a significant reduction in leases which are not included in the allowance, and the continued execution of our underwriting strategy to originate automotive loans across a broad risk spectrum, with credit performance in line with expectations for the portfolio. Additionally, the increase is also partly attributable to continued growth within our commercial loan portfolio combined with a reserve release from favorable credit performance on our dealer floorplan loans during the three months ended March 31, 2015.
Insurance losses and loss adjustment expenses increased $17 million for the three months ended March 31, 2016, compared to the same period in 2015. The increase was primarily due to early and severe spring hailstorms, which drove higher weather related losses.
We recognized total income tax expense from continuing operations of $150 million for the three months ended March 31, 2016, compared to $103 million for the same period in 2015. The increase in income tax expense was primarily driven by tax attributable to pre-tax earnings and a nonrecurring benefit from the release of our valuation allowance on capital loss carryforwards utilized against 2015 capital gains.
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

	Three months ended March 31,
($ in millions)	2016	2015	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$866	$745	16
Commercial	252	238	6
Loans held-for-sale	—	19	(100)
Operating leases	769	896	(14)
Other interest income	3	2	50
Total financing revenue and other interest income	1,890	1,900	(1)
Interest expense	484	469	(3)
Depreciation expense on operating lease assets	510	622	18
Net financing revenue	896	809	11
Other revenue
Servicing fees	13	10	30
Gain (loss) on automotive loans, net	5	(15)	133
Other income	59	57	4
Total other revenue	77	52	48
Total net revenue	973	861	13
Provision for loan losses	209	127	(65)
Noninterest expense
Compensation and benefits expense	126	126	—
Other operating expenses	301	302	—
Total noninterest expense	427	428	—
Income from continuing operations before income tax expense	$337	$306	10
Total assets	$112,289	$111,149	1
Components of net operating lease revenue, included in amounts above, were as follows

	Three months ended March 31,
($ in millions)	2016	2015	Favorable/ (unfavorable) % change
Net operating lease revenue
Operating lease revenue	$769	$896	(14)
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains)	565	691	18
Remarketing gains	(55)	(69)	(20)
Total depreciation expense on operating lease assets	510	622	18
Total net operating lease revenue	$259	$274	(5)
Our Automotive Finance operations earned income from continuing operations before income tax expense of $337 million for the three months ended March 31, 2016, compared to $306 million for the three months ended March 31, 2015. Results for the three months ended March 31, 2016, were favorably impacted by higher consumer financing revenue primarily due to continued strong origination volume and

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

improved yields, partially offset by an increase in provision for loan losses primarily due to continued growth in our consumer retail automotive loan portfolio and our continued underwriting strategy to originate consumer assets across a broad risk spectrum.
Consumer financing revenue (combined with interest income on consumer loans held-for-sale) increased $102 million for the three months ended March 31, 2016, compared to the same period in 2015, primarily due to continued loan origination growth in the Growth and Chrysler channels, as well as improved portfolio yields. Growth and Chrysler new consumer originations increased 23% and 19%, respectively, for the three months ended March 31, 2016, compared to the same period in 2015.
Commercial financing revenue increased $14 million for the three months ended March 31, 2016, compared to the same period in 2015, primarily due to higher commercial assets driven by the Growth and Chrysler channels, as well as an increase in interest rate benchmarks driving higher rates on dealer floorplan loans.
Total net operating lease revenue decreased 5% for the three months ended March 31, 2016, compared to the same period in 2015. The decrease for the three months ended March 31, 2016, was primarily due to lower lease remarketing gains driven by lower gain per unit, partially offset by an increase in termination volume. We recognized remarketing gains of $55 million for the three months ended March 31, 2016, compared to $69 million for the same period in 2015. Net operating lease revenue excluding remarketing gains for the three months ended March 31, 2016, remained flat compared to the same period in 2015.
The provision for loan losses was $209 million for the three months ended March 31, 2016, compared to $127 million for the same period in 2015. The increase was primarily due to continued growth in our consumer retail automotive loan portfolio and our continued underwriting strategy to originate consumer assets across a broad risk spectrum, as well as a reduction due to favorable loss performance on dealer floorplan loans in the three months ended March 31, 2015, that did not repeat in the same period in 2016.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing Volume
The following tables present retail originations by credit tier, Average Buy Rate, and NAALR.

Three months ended March 31,
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average Buy Rate (b)	NAALR (c)	Average FICO®
2016
S	$2.5	30	3.49%	(0.14)%	758
A	3.6	44	5.72%	(0.79)%	667
B	1.6	20	9.35%	(2.46)%	640
C	0.5	6	13.47%	(4.66)%	604
Total retail originations	$8.2	100	6.32%	(1.17)%	684
2015
S	$2.7	33	3.05%	(0.15)%	758
A	3.2	39	5.01%	(0.75)%	675
B	1.7	21	8.63%	(2.08)%	637
C	0.5	6	12.26%	(3.65)%	601
D	0.1	1	17.41%	(5.46)%	571
Total retail originations	$8.2	100	5.74%	(1.10)%	688

(a)
Represents Ally's internal credit score, incorporating numerous borrower and structure attributes including: FICO® score; severity and aging of delinquency; number of credit inquiries; loan-to-value ratio; and payment-to-income ratio. We originated an insignificant amount of retail loans classified as Tier D during the three months ended March 31, 2016, and Tier E during the three months ended March 31, 2016, and 2015.

(b)	Simple weighted average rate at which Ally purchases a retail loan contract from a dealer.

(c)	Projected Net Average Annualized Loss Rate.
For the three months ended March 31, 2016, as compared to projections a year ago for the three months ended March 31, 2015, the increase in NAALR was 7 basis points, while the Average Buy Rate for retail originations increased by 58 basis points.
The following table presents the total retail and lease origination dollars and percentage mix by product type.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2016	2015	2016	2015
New retail standard	$4,040	$4,088	45	42
Used retail	4,092	3,586	45	36
Lease	833	1,643	9	17
New retail subvented	76	527	1	5
Total consumer automotive financing originations (a)	$9,041	$9,844	100	100

(a)
Includes Commercial Services Group (CSG) originations of $835 million and $971 million for the three months ended March 31, 2016, and 2015, respectively, and RV originations of $128 million and $107 million for the three months ended March 31, 2016, and 2015, respectively.

The following table presents the total retail and lease origination dollars and percentage mix by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2016	2015	2016	2015
Growth	$3,367	$2,744	37	28
GM	3,329	5,130	37	52
Chrysler	2,345	1,970	26	20
Total consumer automotive financing originations	$9,041	$9,844	100	100
During the three months ended March 31, 2016, total consumer originations decreased $803 million compared to the same period in 2015. The decrease, as expected, was primarily due to lower GM new retail subvented and lease volume, partially offset by higher volume in

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

the Growth and Chrysler channels. Growth and Chrysler volume increased 23% and 19%, respectively, for the three months ended March 31, 2016, compared to the same period in 2015, driven by expanded offerings and new dealer relationships.
The following table presents the percentage of total retail originations by the loan term in months.

Three months ended March 31,	2016	2015
0-71	19%	24%
72-75	68	70
76+	13	6
Total retail originations (a)	100%	100%

(a)	Excludes RV loans.
As we continue the execution of our disciplined underwriting strategy to originate consumer automotive assets across a broad risk spectrum, retail originations with a term of 76 months or more represented 13% of total retail originations for the three months ended March 31, 2016, compared to 6% in the same period in 2015. Substantially all of the loans originated with a term of 76 months or more during the three months ended March 31, 2016, and 2015, were considered to be prime. We define prime retail automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.
The following table presents the percentage of total retail and lease originations by FICO® Score.

Three months ended March 31,	2016	2015
740 +	22%	28%
739-660	36	34
659-620	25	21
619-540	11	11
< 540	1	1
Unscored (a)	5	5
Total consumer automotive financing originations	100%	100%

(a)	Unscored are primarily CSG contracts with entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 12% of total consumer originations for each of the three months ended March 31, 2016, and 2015, respectively. Consumer loans and leases with FICO® Scores of less than 540 continued to comprise only 1% of total originations each period. For discussion of our credit risk management practices and performance, refer to the section titled Risk Management within this MD&A.
For discussion of manufacturing marketing incentives, refer to our Annual Report on Form 10-K for the year ended December 31, 2015, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Automotive Finance Operations.
Commercial Wholesale Financing Volume
The following tables summarize the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles and share of dealer inventory in the United States.

	Average balance		% Share of manufacturer franchise dealer inventory
Three months ended March 31, ($ in millions)	2016	2015	2016	2015
GM new vehicles (a)	$14,290	$15,537	63	63
Chrysler new vehicles (a)	9,217	8,202	44	45
Growth new vehicles	4,108	3,432
Used vehicles	3,870	3,320
Total commercial wholesale finance receivables	$31,485	$30,491

(a)	Share of dealer inventory based on a 4-point average of dealer inventory.
Commercial wholesale financing average volume increased $994 million during the three months ended March 31, 2016, compared to the same period in 2015. The increases in Growth new, Chrysler new, and Used commercial wholesale financing volume, including higher balances from the preferred provider agreement with Mitsubishi Motors North America, Inc. that was announced on April 27, 2015, were partially offset by a decrease in GM new receivables.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended March 31,
($ in millions)	2016	2015	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$230	$233	(1)
Investment income, net (a)	34	43	(21)
Other income	4	4	—
Total insurance premiums and other income	268	280	(4)
Expense
Insurance losses and loss adjustment expenses	73	56	(30)
Acquisition and underwriting expense
Compensation and benefits expense	18	19	5
Insurance commissions expense	94	93	(1)
Other expenses	33	34	3
Total acquisition and underwriting expense	145	146	1
Total expense	218	202	(8)
Income from continuing operations before income tax expense	$50	$78	(36)
Total assets	$7,194	$7,242	(1)
Insurance premiums and service revenue written	$222	$239	(7)
Combined ratio (b)	94.0%	85.9%

(a)
Includes realized gains on investments of $22 million and $33 million for the three months ended March 31, 2016, and 2015, respectively, and interest expense of $12 million and $13 million for the three months ended March 31, 2016, and 2015, respectively.

(b)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other fee income.

Our Insurance operations earned income from continuing operations before income tax expense of $50 million for the three months ended March 31, 2016, compared to $78 million for the three months ended March 31, 2015. The decrease for the three months ended March 31, 2016, was primarily due to early and severe spring hailstorms, which drove higher weather related losses, and lower investment income.
Insurance premiums and service revenue earned was $230 million for the three months ended March 31, 2016, compared to $233 million for the same period in 2015. The decrease for the three months ended March 31, 2016, was due primarily to lower earned revenue on VSC products.
Net investment income was $34 million for the three months ended March 31, 2016, compared to $43 million for the three months ended March 31, 2015, respectively. The decrease for the three months ended March 31, 2016, was due primarily to lower realized investment gains as compared to the same period in 2015.
Insurance losses and loss adjustment expenses totaled $73 million for the three months ended March 31, 2016, compared to $56 million for the same period in 2015. The increase was primarily due to early and severe spring hailstorms, which drove higher weather related losses. Higher weather-related losses primarily drove the increase in the combined ratio to 94.0% during the three months ended March 31, 2016, compared to 85.9% for the three months ended March 31, 2015.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows premium and service revenue written by insurance product.

	Three months ended March 31,
($ in millions)	2016	2015
Vehicle service contracts
New retail	$96	$97
Used retail	109	130
Reinsurance (a)	(41)	(40)
Total vehicle service contracts (b)	164	187
Wholesale	41	37
Other finance and insurance (c)	17	15
Total	$222	$239

(a)	Reinsurance represents the transfer of premiums and risk from an Ally insurance company to a third party insurance company.

(b)	VSC revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern.

(c)	Other finance and insurance includes GAP coverage, excess wear and tear, wind-down of Canadian personal lines, and other ancillary products.
Insurance premiums and service revenue written was $222 million for the three months ended March 31, 2016, compared to $239 million for the same period in 2015. The decrease for the three months ended March 31, 2016, was due primarily to lower premium written from used VSCs, and discontinuation of the agent sales channel.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	March 31, 2016	December 31, 2015
Cash
Noninterest-bearing cash	$261	$293
Interest-bearing cash	944	995
Total cash	1,205	1,288
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	50	269
U.S. States and political subdivisions	727	698
Foreign government	191	177
Mortgage-backed	667	694
Asset-backed	5	6
Corporate debt	1,580	1,204
Total debt securities	3,220	3,048
Equity securities	716	717
Total available-for-sale securities	3,936	3,765
Total cash and securities	$5,141	$5,053

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Finance
Results of Operations
The following table summarizes the operating results for our Mortgage Finance operations, which includes high-quality jumbo and LMI mortgage loans originated by third parties after January 1, 2009, excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended March 31,
($ in millions)	2016	2015	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$57	$33	73
Interest expense	37	22	(68)
Net financing revenue	20	11	82
Provision for loan losses	3	2	(50)
Noninterest expense
Compensation and benefits expense	3	1	n/m
Other operating expenses	12	7	(71)
Total noninterest expense	15	8	(88)
Income from continuing operations before income tax expense	$2	$1	100
Total assets	$7,493	$3,941	90
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $2 million for the three months ended March 31, 2016, compared to $1 million for the three months ended March 31, 2015. The increase was primarily due to an increase in net financing revenue driven by portfolio growth as a result of bulk acquisitions of mortgage loans. The increase was partially offset by an increase in noninterest expense.
Net financing revenue was $20 million for the three months ended March 31, 2016, compared to $11 million for the three months ended March 31, 2015. The increase in net financing revenue was primarily due to portfolio growth as a result of bulk acquisitions of mortgage loans. The increase was partially offset by higher funding costs also driven by portfolio growth.
Total noninterest expense was $15 million for the three months ended March 31, 2016, compared to $8 million for the three months ended March 31, 2015. The increase was primarily due to increases in compensation and benefits expense and overhead expenses as we position for future portfolio growth.
Total assets increased $3.6 billion compared to March 31, 2015. The increase was primarily due to continued purchases of high-quality jumbo and LMI mortgage loans originated by third parties. We expect this activity to continue in support of our treasury ALM activities and diversification. We also plan to introduce limited direct mortgage originations in late 2016. During the three months ended March 31, 2016, we purchased $1.4 billion of mortgage loans that were originated by third parties.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended March 31,
($ in millions)	2016	2015	Favorable/ (unfavorable) % change
Net financing revenue
Interest and fees on finance receivables and loans	$44	$33	33
Interest expense	16	13	(23)
Net financing revenue	28	20	40
Total other revenue	6	6	—
Total net revenue	34	26	31
Provision for loan losses	6	(5)	n/m
Noninterest expense
Compensation and benefits expense	10	8	(25)
Other operating expenses	7	6	(17)
Total noninterest expense	17	14	(21)
Income from continuing operations before income tax expense	$11	$17	(35)
Total assets	$2,839	$1,976	44
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $11 million for the three months ended March 31, 2016, compared to $17 million for the three months ended March 31, 2015. The decrease was primarily driven by lower recoveries on nonaccrual loan exposures compared to 2015, increased portfolio level reserves due primarily to higher asset growth, and an increase in noninterest expense. The decrease was partially offset by higher net financing revenue primarily due to asset growth.
Net financing revenue was $28 million for the three months ended March 31, 2016, compared to $20 million for the three months ended March 31, 2015. The increase was primarily due to asset growth across all business segments in line with our growth strategy, which resulted in a 44% increase in the gross carrying value of finance receivables and loans compared to March 31, 2015. This was partially offset by higher funding costs also driven by asset growth.
The provision for loan losses increased $11 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase was primarily due to higher recoveries on nonaccrual loans in 2015 and increased reserves primarily due to asset growth.
Total noninterest expense was $17 million for the three months ended March 31, 2016, compared to $14 million for the three months ended March 31, 2015. The increase was primarily due to increased expenses to support the growth of the business.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate and Other
The following table summarizes the activities of Corporate and Other excluding discontinued operations for the periods shown. Corporate and Other primarily consists of activity related to centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, the management of our legacy mortgage portfolio, and reclassifications and eliminations between the reportable operating segments.

	Three months ended March 31,
($ in millions)	2016	2015	Favorable/ (unfavorable) % change
Net financing loss
Total financing revenue and other interest income	$92	$93	(1)
Interest expense
Original issue discount amortization	18	14	(29)
Other interest expense	81	81	—
Total interest expense	99	95	(4)
Net financing loss (a)	(7)	(2)	n/m
Other revenue (expense)
(Loss) gain on mortgage and automotive loans, net	(4)	61	(107)
Loss on extinguishment of debt	(4)	(198)	98
Other gain on investments, net	32	22	45
Other income, net of losses	15	32	(53)
Total other revenue (expense)	39	(83)	147
Total net revenue (loss)	32	(85)	138
Provision for loan losses	2	(8)	(125)
Total noninterest expense (b)	33	43	23
Loss from continuing operations before income tax expense	$(3)	$(120)	98
Total assets	$26,690	$29,016	(8)
n/m = not meaningful

(a)	Refer to the table that follows for further details on the components of net financing loss.

(b)
Includes a reduction of $202 million for the three months ended March 31, 2016, and the three months ended March 31, 2015, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

The following table summarizes the components of net financing revenue (loss) for Corporate and Other.

	Three months ended March 31,
($ in millions)	2016	2015
Original issue discount amortization (a)	$(18)	$(14)
Net impact of the funds-transfer pricing methodology	3	4
Other (including legacy mortgage net financing revenue)	8	8
Total net financing loss for Corporate and Other	$(7)	$(2)
Outstanding original issue discount balance	$1,375	$1,425

(a)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining amortization of the original issue discount at March 31, 2016.

Year ended December 31, ($ in millions)	2016	2017	2018	2019	2020	2021 and thereafter (a)	Total
Original issue discount
Outstanding balance	$1,317	$1,230	$1,131	$1,096	$1,060	$1,020
Total amortization (b)	58	87	99	35	36	1,060	$1,375

(a)	The maximum annual scheduled amortization for any individual year is $158 million in 2030.

(b)	The amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Comprehensive Income.
Loss from continuing operations before income tax expense for Corporate and Other was $3 million for the three months ended March 31, 2016, compared to $120 million for the three months ended March 31, 2015. The decrease in loss for the three months ended March 31, 2016, was primarily due to a decrease in loss on extinguishment of debt due to a tender offer in 2015. The decrease in loss was partially offset by a decrease in gain on mortgage and automotive loans due to sales of legacy TDR mortgage loans in 2015, and a decrease in income from certain equity method investments.
We recognized a net loss on mortgage and automotive loans of $4 million for the three months ended March 31, 2016, compared to a net gain of $61 million for the three months ended March 31, 2015. The decrease in gain was primarily due to nonrecurring sales of legacy TDR mortgage loans in 2015, which totaled $614 million of unpaid principal balance.
Loss on extinguishment of debt was $4 million for the three months ended March 31, 2016, compared to $198 million for the three months ended March 31, 2015. The decrease in loss was due to nonrecurring debt tender offers in 2015. During the first quarter of 2015, we completed tender offers to buy back $950 million of our high-coupon debt, resulting in a total loss on extinguishment of debt of $197 million related to these transactions.
Other income, net of losses was $15 million for the three months ended March 31, 2016, compared to $32 million for the three months ended March 31, 2015. The decrease was primarily due to a decrease in income from certain equity method investments partially offset by favorable derivative activity.
Total assets were $26.7 billion as of March 31, 2016, compared to $29.0 billion as of March 31, 2015. The decline was primarily the result of a lower cash and cash equivalents balance due to lower secured debt levels, and the continued runoff of our legacy mortgage portfolio. These decreases were partially offset by growth of our available-for-sale and held-to-maturity investment security portfolios.
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

($ in millions)	March 31, 2016	December 31, 2015
Cash
Noninterest-bearing cash	$1,620	$1,829
Interest-bearing cash	2,145	3,232
Total cash	3,765	5,061
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	306	1,472
U.S. States and political subdivisions	16	18
Mortgage-backed	12,146	10,153
Asset-backed	1,776	1,749
Total debt securities	14,244	13,392
Total available-for-sale securities	14,244	13,392
Total held-to-maturity securities	118	—
Total cash and securities	$18,127	$18,453

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Risk Management
Managing the risk/reward trade-off is a fundamental component of operating our businesses. Our risk management program is overseen by the Ally Board of Directors (the Board), various risk committees, the executive leadership team, and our associates. The Risk and Compliance Committee of the Board, together with the Board, sets the risk appetite across our company while the risk committees, executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks to be within our risk appetite. Ally's primary types of risk include credit, lease residual, market, operational, insurance/underwriting, and liquidity. For more information on our risk management process, refer to the Risk Management MD&A section of our 2015 Annual Report on Form 10-K.
Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	March 31, 2016	December 31, 2015
Finance receivables and loans
Automotive Finance	$97,338	$99,187
Mortgage Finance	7,443	6,413
Corporate Finance	2,796	2,568
Corporate and Other (a)	3,299	3,432
Total finance receivables and loans	110,876	111,600
Loans held-for-sale
Automotive Finance	—	—
Mortgage Finance	—	—
Corporate Finance	39	105
Corporate and Other	—	—
Total loans held-for-sale	39	105
Total on-balance sheet loans	110,915	111,705
Off-balance sheet securitized loans
Automotive Finance (b)	3,139	2,529
Total off-balance sheet securitized loans	3,139	2,529
Operating lease assets
Automotive Finance	14,958	16,271
Total operating lease assets	14,958	16,271
Total loan and lease exposure	$129,012	$130,505
Serviced loans and leases
Automotive Finance (c)	$118,581	$119,808
Mortgage Finance	7,443	6,413
Corporate Finance	2,758	2,532
Corporate and Other	3,232	3,360
Total serviced loans and leases	$132,014	$132,113

(a)	Includes $3.2 billion and $3.4 billion of consumer mortgage loans in our Mortgage — Legacy portfolio at March 31, 2016 and December 31, 2015, respectively.

(b)	Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.

(c)	Includes $3.5 billion and $2.3 billion of off-balance sheet whole-loan transactions at March 31, 2016, and December 31, 2015, respectively.
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
Over the past year, we have experienced significant growth in our consumer retail automotive loan portfolio, which offset a significant reduction in lease originations. As a result of this shift in the portfolio mix, the provision expense for loan losses has increased. However, our risk to future fluctuations in used vehicle prices has diminished because all leases are exposed to potential reductions in used vehicle prices, while only those loans that default and where we take possession of the vehicle are affected by potential reductions in used vehicle prices. Consumer lease residuals are not included in the allowance for loan losses as changes in the expected residual values on consumer leases are

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

included in depreciation expense over the remaining life of the lease. Our risk to future fluctuations in used vehicle prices through lease residuals has declined materially and will continue to decline as the number of leases terminating currently is significantly larger than the number of new leases being originated.
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
To mitigate risk, we have implemented specific policies and practices across all lines of business, utilizing both qualitative and quantitative analyses. This reflects our commitment to maintain an independent and ongoing assessment of credit risk and credit quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan and lease portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, segments of the portfolios that are potential problem areas, loans and leases with potential credit weaknesses, and the assessment of the adequacy of internal credit risk policies and procedures to monitor compliance with relevant laws and regulations. Our consumer and commercial loan and lease portfolios are subject to regular stress tests that are based on plausible, but unexpected, economic scenarios to ensure that we can withstand a severe economic downturn. In addition, we establish and maintain underwriting policies and volume based limits across our portfolios and higher risk segments (e.g. nonprime) in support of our risk appetite.
We manage credit risk based on the risk profile of the borrower, the source of repayment, the underlying collateral, and current market conditions. We monitor the credit risk profile of individual borrowers and the aggregate portfolio of borrowers either within a designated geographic region or a particular product or industry segment. We perform quarterly analyses of the consumer automotive, consumer mortgage, and commercial portfolios using a range of indicators to assess the adequacy of the allowance for loan losses based on historical and current trends. Refer to Note 6 to the Condensed Consolidated Financial Statements for additional information.
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
During the three months ended March 31, 2016, the U.S. economy continued to expand. The labor market recovered further during the period, with nonfarm payrolls increasing and the annual unemployment rate remaining flat at 5% from December 31, 2015. Within the U.S. automotive market, new light vehicle sales continued to increase, resulting in a 17.1 million annual pace for the three months ended March 31, 2016. We closely monitor macro-economic trends given the nature of our business and the potential impacts on our credit risk. We continue to be cautious with the economic outlook given continued weak global economic growth and the potential for higher interest rates.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and loans held-for-sale. At March 31, 2016, this primarily included $97.3 billion of automotive finance receivables and loans and $10.7 billion of mortgage finance receivables and loans. Our ongoing Mortgage Finance operations are limited to the management of our held-for-investment mortgage loan portfolio. During the three months ended March 31, 2016, we continued to execute bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties. We expect to continue this activity in support of our treasury ALM activities and diversification. We also plan to introduce limited direct mortgage originations in late 2016.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Consumer
Finance receivables and loans
Loans at gross carrying value	$73,688	$74,065	$608	$603	$—	$—
Loans at fair value	—	—	—	—	—	—
Total finance receivables and loans	73,688	74,065	608	603	—	—
Loans held-for-sale	—	—	—	—	—	—
Total consumer loans (b)	73,688	74,065	608	603	—	—
Commercial
Finance receivables and loans
Loans at gross carrying value	37,188	37,535	90	77	—	—
Loans held-for-sale	39	105	—	—	—	—
Total commercial loans	37,227	37,640	90	77	—	—
Total on-balance sheet loans	$110,915	$111,705	$698	$680	$—	$—

(a)	Includes nonaccrual TDR loans of $276 million and $277 million at March 31, 2016, and December 31, 2015, respectively.

(b)	Includes outstanding loans from CSG of $6.2 billion at both March 31, 2016, and December 31, 2015, and RV loans of $1.5 billion at both March 31, 2016, and December 31, 2015.
Total on-balance sheet loans outstanding at March 31, 2016, decreased $790 million to $110.9 billion from December 31, 2015, reflecting a decrease of $413 million in the commercial portfolio and a decrease of $377 million in the consumer portfolio. The decrease in commercial on-balance sheet loans outstanding was primarily driven by seasonality of dealer inventories. The decrease in consumer on-balance sheet loans was primarily driven by the completion of $2.6 billion in consumer automotive loan sales and securitizations of higher quality prime assets. This decrease was largely offset by our consumer automotive loan originations, which outpaced portfolio runoff, and the execution of bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties totaling $1.4 billion during the three months ended March 31, 2016.
Total TDRs outstanding at March 31, 2016, increased $16 million to $641 million from December 31, 2015. Refer to Note 6 to the Condensed Consolidated Financial Statements for additional information.
Total nonperforming loans at March 31, 2016, increased $18 million to $698 million from December 31, 2015, reflecting an increase of $13 million of commercial nonperforming loans and an increase of $5 million of consumer nonperforming loans. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K for additional information.
The following table includes consumer and commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended March 31,
	Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2016	2015	2016	2015
Consumer	$179	$151	1.0%	0.9%
Commercial	—	(1)	—	—
Total finance receivables and loans at gross carrying value	$179	$150	0.6%	0.6%

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Net charge-offs were $179 million for the three months ended March 31, 2016, compared to $150 million for the three months ended March 31, 2015. The increase during the three months ended March 31, 2016, was driven primarily by consumer automotive portfolio growth and the change in our portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The Consumer Credit Portfolio and Commercial Credit Portfolio discussions that follow relate to consumer and commercial finance receivables and loans recorded at gross carrying value. Finance receivables and loans recorded at gross carrying value have an associated allowance for loan losses.
Consumer Credit Portfolio
During the three months ended March 31, 2016, the credit performance of the consumer portfolio remained strong and reflects both the continued execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, including used, nonprime, extended term, Growth, and nonsubvented finance receivables and loans and our continued execution of bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K.
The following table includes consumer finance receivables and loans recorded at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Consumer automotive (b) (c)	$63,013	$64,292	$492	$475	$—	$—
Consumer mortgage
Mortgage Finance	7,443	6,413	11	15	—	—
Mortgage — Legacy	3,232	3,360	105	113	—	—
Total consumer finance receivables and loans	$73,688	$74,065	$608	$603	$—	$—

(a)	Includes nonaccrual TDR loans of $233 million at both March 31, 2016, and December 31, 2015.

(b)
Includes $87 million and $66 million of fair value adjustment for loans in hedge accounting relationships at March 31, 2016, and December 31, 2015, respectively. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information.

(c)	Includes outstanding CSG loans of $6.2 billion at both March 31, 2016, and December 31, 2015, and RV loans of $1.5 billion at both March 31, 2016, and December 31, 2015.
Total consumer outstanding finance receivables and loans decreased $377 million at March 31, 2016, compared with December 31, 2015. The decrease in consumer automotive finance receivables and loans was primarily related to the completion of $2.6 billion in loan sales and securitizations of higher quality prime assets, partially offset by our loan originations, which outpaced portfolio runoff. This decrease was partially offset by an increase in consumer mortgage finance receivables and loans primarily due to growth in the Mortgage Finance portfolio due to the execution of bulk loan purchases, which outpaced total consumer mortgage portfolio runoff.
Total consumer nonperforming finance receivables and loans at March 31, 2016, increased $5 million to $608 million from December 31, 2015, reflecting an increase of $17 million of consumer automotive finance receivables and loans and a decrease of $12 million of consumer mortgage nonperforming finance receivables and loans. The increase in nonperforming consumer automotive finance receivables and loans was primarily due to the change in our portfolio composition as we continued the execution of our underwriting strategy to expand our originations across a broad risk spectrum. The decrease in nonperforming consumer mortgage finance receivables and loans was primarily due to fewer accounts deteriorating into nonperforming status due to continued improvement in the macroeconomic environment, and the liquidation of certain nonperforming accounts. Refer to Note 6 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.8% at both March 31, 2016, and December 31, 2015.
Consumer automotive loans accruing and past due 30 days or more decreased $499 million to $1.4 billion at March 31, 2016, compared with December 31, 2015, primarily due to seasonality.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended March 31,
	Net charge-offs		Net charge-off ratios (a)
($ in millions)	2016	2015	2016	2015
Consumer automotive	$173	$132	1.1%	0.9%
Consumer mortgage
Mortgage Finance	—	1	—	0.1
Mortgage — Legacy	6	18	0.7	1.9
Total consumer finance receivables and loans	$179	$151	1.0%	0.9%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer finance receivables and loans were $179 million for the three months ended March 31, 2016, compared to $151 million for the three months ended March 31, 2015. The increase during the three months ended March 31, 2016, was driven primarily by consumer automotive portfolio growth and the change in our automotive portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum.
The following table summarizes the unpaid principal balance of total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended March 31,
($ in millions)	2016	2015
Consumer automotive (a)	$8,208	$8,201
Consumer mortgage	4	—
Total consumer loan originations	$8,212	$8,201

(a)	Includes $1.2 billion of loans originated as held-for-sale during the first quarter of 2015.
The following table shows the percentage of total consumer finance receivables and loans recorded at gross carrying value by state concentration. Total automotive loans were $63.0 billion and $64.3 billion at March 31, 2016, and December 31, 2015, respectively. Total mortgage and home equity loans were $10.7 billion and $9.8 billion at March 31, 2016, and December 31, 2015, respectively.

	March 31, 2016 (a)		December 31, 2015
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
Texas	13.7%	6.4%	13.7%	6.2%
California	7.5	34.5	7.3	33.6
Florida	7.8	4.1	7.7	4.1
Pennsylvania	4.9	1.5	5.0	1.5
Illinois	4.4	3.8	4.4	4.1
Georgia	4.4	2.3	4.4	2.2
North Carolina	3.6	1.7	3.6	1.8
Ohio	3.7	0.6	3.7	0.6
New York	3.4	1.9	3.5	1.9
Michigan	2.9	2.1	3.1	2.4
Other United States	43.7	41.1	43.6	41.6
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at March 31, 2016.
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of consumer loans are in Texas and California, which represented an aggregate of 24.0% and 23.5% of our total outstanding consumer finance receivables and loans at March 31, 2016, and December 31, 2015, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Repossessed and Foreclosed Assets
We classify an asset as repossessed or foreclosed (included in other assets on the Condensed Consolidated Balance Sheet) when physical possession of the collateral is taken, which includes the transfer of title through foreclosure or other similar proceedings. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K.
Repossessed consumer automotive loan assets in our Automotive Finance operations at March 31, 2016, decreased $8 million to $114 million from December 31, 2015. Foreclosed mortgage assets at March 31, 2016, decreased $1 million to $9 million from December 31, 2015.
Commercial Credit Portfolio
During the three months ended March 31, 2016, the credit performance of the commercial portfolio remained strong, as nonperforming finance receivables and loans remained low and no net charge-offs were realized. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Commercial and industrial
Automotive	$30,829	$31,469	$19	$25	$—	$—
Other (b)	2,863	2,640	66	44	—	—
Commercial real estate — Automotive	3,496	3,426	5	8	—	—
Total commercial finance receivables and loans	$37,188	$37,535	$90	$77	$—	$—

(a)	Includes nonaccrual TDR loans of $43 million and $44 million at March 31, 2016, and December 31, 2015, respectively.

(b)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding decreased $347 million from December 31, 2015, to $37.2 billion at March 31, 2016. The commercial and industrial finance receivables and loans outstanding decreased $417 million primarily due to seasonality of dealer inventories, as well as the competitive environment across the automotive lending market. This decrease was partially offset by the increase within Other, representing the Corporate Finance portfolio, as the growth in this portfolio continues in line with our business strategy.
Total commercial nonperforming finance receivables and loans were $90 million at March 31, 2016, reflecting an increase of $13 million when compared to December 31, 2015. However, nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans remained flat at 0.2% at both March 31, 2016, and December 31, 2015.
The following table includes total commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended March 31,
	Net (recoveries) charge-offs		Net charge-off ratios (a)
($ in millions)	2016	2015	2016	2015
Commercial and industrial
Automotive	$—	$(1)	—%	—%
Other	—	—	—	—
Total commercial finance receivables and loans	$—	$(1)	—%	—%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $3.5 billion and $3.4 billion at March 31, 2016, and December 31, 2015, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration. These finance receivables and loans are reported at gross carrying value.

	March 31, 2016	December 31, 2015
Texas	17.8%	17.7%
Florida	9.9	10.0
California	8.7	8.7
Michigan	8.2	8.9
North Carolina	3.8	3.8
Virginia	3.7	3.8
Pennsylvania	3.6	3.4
Georgia	3.6	3.6
Illinois	3.0	2.9
New York	3.0	3.1
Other United States	34.7	34.1
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

	March 31, 2016	December 31, 2015
Industry
Automotive	75.1%	80.5%
Manufacturing	7.8	7.8
Services	5.9	5.3
Other	11.2	6.4
Total commercial criticized finance receivables and loans	100.0%	100.0%
Total criticized exposures increased $167 million from December 31, 2015, to $2.7 billion at March 31, 2016. The increase was primarily related to the overall growth of the Corporate Finance portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended March 31, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2016	$834	$114	$948	$106	$1,054
Charge-offs	(253)	(10)	(263)	—	(263)
Recoveries	80	4	84	—	84
Net charge-offs	(173)	(6)	(179)	—	(179)
Provision for loan losses	207	7	214	6	220
Other (a)	(18)	—	(18)	—	(18)
Allowance at March 31, 2016	$850	$115	$965	$112	$1,077
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2016 (b)	1.3%	1.1%	1.3%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the three months ended March 31, 2016 (b)	1.1%	0.3%	1.0%	—%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2016 (b)	172.9%	99.0%	158.8%	123.3%	154.2%
Ratio of allowance for loan losses to net charge-offs at March 31, 2016	1.2	4.4	1.3	n/m	1.5
n/m = not meaningful

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Three months ended March 31, 2015 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2015	$685	$152	$837	$140	$977
Charge-offs	(193)	(22)	(215)	—	(215)
Recoveries	61	3	64	1	65
Net charge-offs	(132)	(19)	(151)	1	(150)
Provision for loan losses	158	(5)	153	(37)	116
Other (a)	—	(9)	(9)	(1)	(10)
Allowance at March 31, 2015	$711	$119	$830	$103	$933
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2015 (b)	1.2%	1.6%	1.3%	0.3%	0.9%
Net charge-offs to average finance receivables and loans outstanding for the three months ended March 31, 2015 (b)	0.9%	1.0%	0.9%	—%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2015 (b)	188.8%	78.8%	157.3%	159.1%	157.5%
Ratio of allowance for loan losses to net charge-offs at March 31, 2015	1.3	1.5	1.4	(26.8)	1.6

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at March 31, 2016, increased $135 million compared to March 31, 2015. The increase was primarily due to growth in the consumer automotive portfolio and the change in our automotive portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum.
The allowance for commercial loan losses increased $9 million at March 31, 2016, compared to March 31, 2015, primarily due to portfolio growth.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2016			2015
March 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$850	1.3%	78.9%	$711	1.2%	76.1%
Consumer mortgage
Mortgage Finance	18	0.2	1.7	11	0.3	1.2
Mortgage — Legacy	97	3.0	9.0	108	2.9	11.6
Total consumer mortgage	115	1.1	10.7	119	1.6	12.8
Total consumer loans	965	1.3	89.6	830	1.3	88.9
Commercial
Commercial and industrial
Automotive	31	0.1	2.9	44	0.1	4.7
Other	57	2.0	5.3	36	1.8	3.9
Commercial real estate — Automotive	24	0.7	2.2	23	0.7	2.5
Total commercial loans	112	0.3	10.4	103	0.3	11.1
Total allowance for loan losses	$1,077	1.0%	100.0%	$933	0.9%	100.0%
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended March 31,
($ in millions)	2016	2015
Consumer
Consumer automotive	$207	$158
Consumer mortgage
Mortgage Finance	3	2
Mortgage — Legacy	4	(7)
Total consumer mortgage	7	(5)
Total consumer loans	214	153
Commercial
Commercial and industrial
Automotive	1	(22)
Other	4	(6)
Commercial real estate — Automotive	1	(9)
Total commercial loans	6	(37)
Total provision for loan losses	$220	$116
The provision for consumer loan losses increased $61 million for the three months ended March 31, 2016, compared to the same period in 2015. The increase in the consumer automotive portfolio was primarily due to portfolio growth and the change in our portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum. The increase in the consumer mortgage portfolio was primarily due to growth in the Mortgage Finance portfolio, combined with reserve releases in the prior year that did not repeat. The reserve releases in the prior year period were driven by lower reserve requirements due to favorable macroeconomic factors in the Mortgage — Legacy portfolio.
The provision for commercial loan losses was $6 million for the three months ended March 31, 2016, compared to a net credit of $37 million for the same period in 2015. The increase was primarily due to reserve releases that did not repeat.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. For information on our valuation of automotive lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates — Valuation of Automotive Lease Assets and Residuals within the MD&A included in our 2015 Annual Report on Form 10-K.
Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of lease terminations and average gain per vehicle over recent periods, as well as our methods of vehicle sales at lease termination, stated as a percentage of total lease vehicle disposals. The actual gain per vehicle on lease terminations varies based upon the type of vehicle.

	Three months ended March 31,
	2016	2015
Off-lease vehicles terminated (in units)	78,820	65,060
Average gain per vehicle ($ per unit)	$700	$1,067
Method of vehicle sales
Auction
Internet	57%	53%
Physical	13	10
Sale to dealer, lessee, and other	30	37
The number of off-lease vehicles remarketed during the three months ended March 31, 2016, increased 21%, compared to the same period in 2015. The increase in the number of off-lease vehicles remarketed during the three months ended March 31, 2016, reflects a shift of incentive programs from two-year leases in 2012 towards three-year leases in 2013. We expect termination volumes to increase during 2016 as three-year leases continue to terminate. In 2018 and beyond, we expect our termination volumes to decrease significantly as a direct result of lower GM lease originations.
Average gain per vehicle decreased for the three months ended March 31, 2016, compared to the same period in 2015. The decrease for the three months ended March 31, 2016, was primarily due to lower lifetime depreciation recognized on terminated lease vehicles as a result of higher anticipated proceeds based on recent market conditions. This trend is expected to continue in the near term. For more information on our investment in operating leases, refer to Note 7 to the Condensed Consolidated Financial Statements, and Note 1 to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K.
Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of leased vehicles by type, based on volume of units.

March 31,	2016	2015
Car	37%	39%
Truck	14	13
Sport utility vehicle	49	48
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

We also have exposure to equity price risk, primarily in our Insurance operations, which invests in equity securities that are subject to price risk influenced by capital market movements. We enter into equity options to economically hedge our exposure to the equity markets. Additionally, we have exposure to equity price risk related to certain share-based compensation programs. We enter into prepaid equity forward contracts to economically hedge a portion of this exposure.
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
We prepare forward-looking forecasts of net financing revenue, which take into consideration anticipated future business growth, asset/liability positioning, and interest rates based on the implied forward curve. Simulations are used to assess changes in net financing revenue in multiple interest rates scenarios relative to the baseline forecast. The changes in net financing revenue relative to the baseline are defined as the sensitivity. Our simulation incorporates contractual cash flows and repricing characteristics for all assets, liabilities and off-balance sheet exposures and incorporates the effects of changing interest rates on the prepayment and attrition rates of certain assets and liabilities. The analysis is highly dependent upon a variety of assumptions including the repricing characteristics of deposits with noncontractual maturities. Our simulation does not assume any specific future actions are taken to mitigate the impacts of changing interest rates. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next twelve months would decrease by $26 million if interest rates remain unchanged.
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
Our twelve-month pretax net financing revenue sensitivity based on the market forward-curve was as follows.

	March 31, 2016		December 31, 2015
Change in Interest Rates ($ in millions)	Instantaneous	Gradual (a)	Instantaneous	Gradual (a)
-100 basis points	$(84)	$(14)	$47	$17
+100 basis points	(29)	(16)	(109)	(37)
+200 basis points	(151)	(48)	(278)	(96)

(a)	Gradual changes in interest rates are recognized over 12 months.
Our exposure to upward interest rate shocks has declined since December 31, 2015 primarily due to a reduction in implied forward interest rates. In addition, we reduced our receive-fixed interest rate swap portfolio and the sensitivity to consumer deposits with embedded optionality declined given the lower interest rate environment. The adverse change in the downward interest rate shock scenario is primarily driven by increased prepayment sensitivity across our whole loan mortgage and mortgage-backed securities portfolios. The downward shock scenario is impacted by the current low rate environment, which limits absolute declines in short-term rates in a shock scenario.
The future repricing behavior of retail deposit liabilities, particularly non-maturity deposits, remains a significant driver of interest rate sensitivity. The sustained low interest rate environment increases the uncertainty of assumptions for deposit repricing relationships to market interest rates. Our interest rate risk models use dynamic assumptions driven by a number of factors, including the overall level of interest rates and the spread between short-term and long-term interest rates to project changes in our retail deposit offered rates. Our interest rate risk metrics currently assume a long-term retail deposit beta of greater than 75%. We believe our deposits may ultimately be less sensitive to interest rate changes, which will reduce our overall exposure to rising rates. Assuming a long-term retail deposit beta of 50% (vs. current assumption of greater than 75%) would result in a consolidated interest rate risk position that is asset sensitive.
Our pro-forma rate sensitivity assuming a 50% deposit pass-through based on the forward-curve was as follows.

	March 31, 2016		December 31, 2015
Change in Interest Rates ($ in millions)	Instantaneous	Gradual (a)	Instantaneous	Gradual (a)
-100 basis points	$(233)	$(67)	$(89)	$(19)
+100 basis points	73	21	13	4
+200 basis points	104	35	(13)	(1)

(a)	Gradual changes in interest rates are recognized over 12 months.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
The Asset-Liability Committee (ALCO) is chaired by the Corporate Treasurer and is responsible for overseeing our liquidity, funding strategies and plans, contingency funding plans, and counterparty credit exposure arising from financial transactions. Corporate Treasury is responsible for managing our liquidity positions within prudent operating guidelines and targets approved by ALCO and the Risk and Compliance Committee of the Ally Board of Directors. Liquidity risk is managed for the parent company, Ally Bank, and the consolidated organization. The parent company and Ally Bank prepare periodic forecasts depicting anticipated funding needs and sources of funds with oversight and monitoring by the Liquidity Risk group within Corporate Treasury. Corporate Treasury executes our funding strategies and manages liquidity under baseline economic projections as well as more severely stressed macroeconomic environments.
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
Ally Financial Inc. • Form 10-Q

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

March 31, 2016 ($ in millions)	Ally Bank	Parent company (nonbank) (a)
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$6,822	$1,809
Liquid cash and equivalents	2,114	2,679
Committed funding facilities (b)
Total capacity	4,510	15,790
Outstanding	2,760	15,325
Unused capacity (c)	1,750	465
Intercompany loan (d)	(775)	775
Total available liquidity	$9,911	$5,728

(a)	Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company.

(b)	Committed funding facilities include both consolidated and nonconsolidated facilities.

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

As of March 31, 2016, assuming a long-term capital markets stress, we expect that our available liquidity would allow us to continue to fund all planned loan originations and meet all of our financial obligations for approximately 36 months, assuming no issuance of unsecured debt or term securitizations.
In addition, our estimated Modified Liquidity Coverage Ratio exceeded 100% at March 31, 2016. Refer to Note 18 to the Condensed Consolidated Financial Statements for further discussion of our liquidity requirements.
Ally Bank
Ally Bank gathers retail deposits directly from customers through direct banking via the internet, telephone, mobile, and mail channels. These retail deposits provide our Automotive Finance, Mortgage Finance, and Corporate Finance operations with a stable and low-cost funding source.
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
The following table shows Ally Bank's number of accounts and deposit balances by type as of the end of each quarter since 2015.

($ in millions)	1st Quarter 2016	4th Quarter 2015	3rd Quarter 2015	2nd Quarter 2015	1st Quarter 2015
Number of retail accounts	2,139,184	1,969,562	1,931,380	1,874,632	1,818,770
Deposits
Retail	$58,977	$55,437	$53,502	$51,750	$50,633
Brokered	10,979	10,723	10,180	9,844	9,835
Other (a)	91	89	91	89	79
Total deposits	$70,047	$66,249	$63,773	$61,683	$60,547

(a)	Other deposits include mortgage escrow and other deposits (excluding intercompany deposits).
During the first three months of 2016, the deposit base at Ally Bank grew $3.8 billion. The growth in total deposits has been primarily attributable to our retail deposit portfolio, particularly within our savings and money market accounts. Strong retention rates and customer acquisition continue to drive growth in retail deposits. Refer to Note 11 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During the first quarter of 2016, Ally Bank raised $1.8 billion through the completion of term securitization transactions backed by retail automotive loans, which includes $1.0 billion through the completion of one off-balance sheet securitization transaction backed by retail automotive loans. In addition, Ally Bank raised $1.6 billion related to whole-loan sales comprised of retail automotive loans.
Securitization has proven to be a reliable and cost-effective funding source. Additionally, for retail automotive loans and lease notes, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset, creating an effective tool for managing interest rate and liquidity risk. We manage secured funding execution risk by maintaining a diverse investor base and available committed credit facility capacity. Ally Bank has exclusive access to private committed funding facilities, the largest of which is a $3.0 billion syndicated credit facility of sixteen lenders shared with the parent company. This facility can fund automotive retail and dealer floorplan loans, as well as leases. During March 2016, this facility was renewed with the maturity extended to March 2018. Our ability to access the unused capacity in the secured facility depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges.
Ally Bank also has access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage and commercial real estate automotive finance receivables and loans. As of March 31, 2016, Ally Bank had pledged $14.1 billion of assets to the FHLB resulting in $9.2 billion in total funding capacity with $6.4 billion of debt outstanding.
In addition, Ally Bank has access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The financial instruments sold in repurchase agreements typically include U.S. government and federal agency obligations. As of March 31, 2016, Ally Bank had no debt outstanding under repurchase agreements.
Additionally, Ally Bank has access to the Federal Reserve Bank Discount Window and can borrow funds to meet short-term liquidity demands. However, the Federal Reserve Bank is not a primary source of funding for day to day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. Ally Bank has assets pledged and restricted as collateral to the Federal Reserve Bank totaling $2.9 billion. Ally Bank had no debt outstanding with the Federal Reserve as of March 31, 2016.
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
In addition, we have short-term and long-term unsecured debt outstanding from retail term note programs. These programs generally consist of callable fixed-rate instruments with fixed-maturity dates. There were $416 million of retail term notes outstanding at March 31, 2016.
We obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.6 billion at March 31, 2016. Refer to Note 12 and Note 13 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.
Secured funding continues to be a significant source of financing at the parent company. The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At March 31, 2016, $15.6 billion of our $15.8 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of March 31, 2016, we had $12.2 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. The parent company's largest facility is an $8.0 billion revolving syndicated credit facility secured by automotive receivables. This facility was renewed in March 2016 by a syndicate of sixteen lenders and extended until March 2018. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At March 31, 2016, there was $8.0 billion outstanding under this facility. In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets.
During the first quarter of 2016, the parent company raised $1.0 billion through a public securitization transaction comprised of retail automotive loan collateral.
At March 31, 2016, the parent company had debt of $725 million outstanding under repurchase agreements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Recent Funding Developments
During the first three months of 2016, we accessed the public and private markets to execute secured funding transactions, whole-loan sales, unsecured funding transactions, and funding facility renewals totaling $17.5 billion. Key funding highlights from January 1, 2016 to date were as follows:

•
Ally Financial Inc. closed, renewed, increased, and/or extended $13.1 billion in U.S. credit facilities. The automotive credit facility renewal amount includes the March 2016 refinancing of $11.0 billion for our shared credit facilities at both the parent company and Ally Bank with a syndicate of sixteen lenders. The $11.0 billion capacity is secured by retail, lease, and dealer floorplan automotive assets and is allocated to two separate facilities; one is an $8.0 billion facility which is available to the parent company, while the other is a $3.0 billion facility available to Ally Bank. Both facilities mature in March 2018.

•
Ally Financial Inc. continued to access the public and private term asset-backed securitization markets raising $2.8 billion, with $1.8 billion and $1.0 billion raised by Ally Bank and the parent company, respectively. Included in Ally Bank's funding for 2016 is one off-balance sheet securitization backed by retail automotive loans, which raised $1.0 billion. In addition, Ally Bank raised $1.6 billion related to whole-loan sales comprised of retail automotive loans.

•
In April 2016, Ally Financial Inc. accessed the unsecured debt capital markets and raised $900 million through the issuance of $600 million and $300 million of aggregate principal amount of senior and subordinated notes, respectively.

Funding Sources
The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.

($ in millions)	Bank	Parent	Total	%
March 31, 2016
Secured financings	$19,249	$23,904	$43,153	32
Institutional term debt	—	19,694	19,694	14
Retail debt programs (a)	—	4,055	4,055	3
Total debt (b)	19,249	47,653	66,902	49
Deposits (c)	70,047	218	70,265	51
Total on-balance sheet funding	$89,296	$47,871	$137,167	100
December 31, 2015
Secured financings	$24,790	$25,129	$49,919	36
Institutional term debt	—	20,235	20,235	14
Retail debt programs (a)	—	3,850	3,850	3
Total debt (b)	24,790	49,214	74,004	53
Deposits (c)	66,249	229	66,478	47
Total on-balance sheet funding	$91,039	$49,443	$140,482	100

(a)	Includes $416 million and $397 million of retail term notes at March 31, 2016, and December 31, 2015, respectively.

(b)	Excludes fair value adjustment as described in Note 21 to the Condensed Consolidated Financial Statements.

(c)	Bank deposits include retail, brokered, mortgage escrow, and other deposits. Parent deposits include dealer deposits. Intercompany deposits are not included.
Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at March 31, 2016.
Cash Flows
Net cash provided by operating activities was $1.2 billion for the three months ended March 31, 2016, compared to $0.2 billion for the same period in 2015. The change is primarily due to the decrease in the originations and purchases of loans held-for-sale.
Net cash provided by investing activities was $0.7 billion for the three months ended March 31, 2016, compared to $0.8 billion for the same period in 2015. The change is primarily due to a $1.0 billion increase in net cash used due to an increase in finance receivables and loans. Also contributing to the decrease was $1.0 billion in proceeds from the sale of a business unit in 2015, and an increase of $0.4 billion in net cash used due to the purchase of nonmarketable equity investments. This was offset by an increase in net cash inflows from purchases, sales, maturities and repayment of available-for-sale securities of $1.3 billion, and an increase of net cash inflows from operating lease activity of $0.9 billion.
Net cash used in financing activities for the three months ended March 31, 2016, was $3.2 billion, compared to $1.0 billion cash provided for the same period in 2015. The change is due to cash used for the payment of long-term debt exceeding debt issuances by $4.2 billion for the period ended March 31, 2016, compared to $1.0 billion for the same period in 2015. Also contributing is net cash used due to a

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

decrease in short-term borrowings of $2.7 billion for the three months ended March 31, 2016, compared to net cash used of $0.6 billion for the three months ended March 31, 2015. This was partially offset by an increase in deposits of $1.1 billion during the three months ended March 31, 2016, compared to the same period in 2015.
Capital Planning and Stress Tests
As a BHC with $50 billion or more of consolidated assets, Ally is required to conduct periodic company-run stress tests, is subject to an annual supervisory stress test conducted by the Federal Reserve Bank (FRB), and must submit an annual capital plan to the FRB.
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
In addition to the Series G preferred stock redemptions and Series A preferred stock repurchase that occurred during 2015, as part of the 2015 CCAR process, Ally also received approval to repurchase or redeem the remaining approximately $700 million of Series A preferred stock as well as $500 million of our Trust Preferred Securities. We plan to redeem the outstanding shares of Series A preferred stock, pursuant to a Notice of Redemption issued by Ally on April 14, 2016, but will indefinitely defer redemption of the Trust Preferred Securities in support of the TradeKing Group, Inc. acquisition announced on April 5, 2016. Refer to Note 26 to the Condensed Consolidated Financial Statements for additional information impacting these capital actions. No later than, June 30, 2016, the FRB will either provide a notice of non-objection or object to our 2016 capital plan, which was submitted to the FRB on April 5, 2016, with planned capital actions including the initiation of a dividend on and repurchases of shares of our common stock.
Regulatory Capital
Refer to Note 18 to the Condensed Consolidated Financial Statements and Selected Financial Data within this MD&A.
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

Rating agency	Short-term	Senior unsecured debt	Outlook	Date of last action
Fitch	B	BB+	Stable	April 6, 2016 (a)
Moody’s	Not Prime	Ba3	Stable	October 20, 2015 (b)
S&P	B	BB+	Positive	October 21, 2015 (c)
DBRS	R-3	BBB (Low)	Stable	May 2, 2016 (d)

(a)	Fitch affirmed our senior unsecured debt rating of BB+, affirmed our short-term rating of B, and maintained a Stable outlook on April 6, 2016.

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

(c)	Standard & Poor's affirmed our senior unsecured debt rating of BB+, affirmed our short-term rating of B, and changed the outlook from Stable to Positive on October 21, 2015.

(d)	DBRS upgraded our short-term rating to R-3 from R-4, upgraded our senior unsecured debt rating to BBB (Low) from BB (High), and changed the outlook to Stable on all ratings on May 2, 2016.
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
During 2016, we did not substantively change any material aspect of our overall methodologies and processes used in developing these estimates from what was described in our 2015 Annual Report on Form 10-K.
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

	2016			2015			(Decrease) increase due to (a)
Three months ended March 31, ($ in millions)	Average balance (b)	Interest income/ Interest expense	Yield/rate	Average balance (b)	Interest income/ Interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$2,867	$3	0.42%	$4,402	$2	0.18%	$(1)	$2	$1
Federal funds sold and securities purchased under resale agreements	—	—	—	7	—	—	—	—	—
Investment securities (c)	16,856	98	2.34	15,904	83	2.12	6	9	15
Loans held-for-sale, net	35	—	—	1,947	24	5.00	(12)	(12)	(24)
Finance receivables and loans, net (d) (e)	111,525	1,235	4.45	98,843	1,074	4.41	140	21	161
Investment in operating leases, net (f)	15,638	259	6.66	19,405	274	5.73	(59)	43	(16)
Total interest-earning assets	146,921	1,595	4.37	140,508	1,457	4.21	74	63	137
Noninterest-bearing cash and cash equivalents	1,841			1,825
Other assets	9,667			9,597
Allowance for loan losses	(1,060)			(969)
Total assets	$157,369			$150,961
Liabilities
Interest-bearing deposit liabilities	$68,148	$193	1.14%	$59,372	$172	1.17%	25	(4)	21
Short-term borrowings	5,609	13	0.93	6,280	11	0.71	(1)	3	2
Long-term debt (e)	64,841	442	2.74	64,991	429	2.68	(1)	14	13
Total interest-bearing liabilities	138,598	648	1.88	130,643	612	1.90	23	13	36
Noninterest-bearing deposit liabilities	92			73
Total funding sources	138,690	648	1.88	130,716	612	1.90
Other liabilities (g)	5,053			4,548
Total liabilities	143,743			135,264
Total equity	13,626			15,697
Total liabilities and equity	$157,369			$150,961
Net financing revenue		$947			$845		$51	$50	$101
Net interest spread (h)			2.49%			2.31%
Net yield on interest-earning assets (i)			2.59%			2.44%

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes equity investments with an average balance of $738 million and $848 million at March 31, 2016, and 2015, respectively, and related income on equity investments of $4 million and $5 million for the three months ended March 31, 2016, and 2015, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to amortized cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K.

(e)	Includes the effects of derivative financial instruments designated as hedges.

(f)
Includes gains on sale of $55 million and $69 million for the three months ended March 31, 2016, and 2015, respectively. Excluding these gains on sale, the annualized yield would be 5.25% and 4.28% at March 31, 2016, and 2015, respectively.

(g)	Includes average balances of discontinued operations for the three months ended March 31, 2016, and 2015.

(h)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(i)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Recently Issued Accounting Standards
Refer to Note 1 to the Condensed Consolidated Financial Statements.
Forward-looking Statements
The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Form 10-Q contain various forward-looking statements within the meaning of applicable federal securities laws.
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
While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results, and Ally's actual results may differ materially. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks described in the most recent reports on Securities and Exchange Commission (SEC) Forms 10-K and 10-Q for Ally, or discussed in this report, including those under Item 1A, Risk Factors, as well as those provided in any subsequent SEC filings. Forward-looking statements apply only as of the date they are made, and Ally undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date the forward-looking statement are made. Such factors include, among others, the following: maintaining the mutually beneficial relationship between Ally and GM, and Ally and Chrysler, and our ability to further diversify our business; our ability to maintain relationships with automotive dealers; the significant regulation and restrictions that we are subject to as a BHC and a FHC; the potential for deterioration in the residual value of off-lease vehicles; disruptions in the market in which we fund our operations, with resulting negative impact on our liquidity; changes in our accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; changes in our credit ratings; changes in economic conditions, currency exchange rates or political stability in the markets in which we operate; and changes in the existing or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations (including as a result of the Dodd-Frank Act and Basel III).
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

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.    Legal Proceedings
Refer to Note 25 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings, which supplements the discussion of legal proceedings set forth in Note 30 to our 2015 Annual Report on Form 10-K.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors described in our 2015 Annual Report on Form 10-K.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases Under Share-Based Incentive Plans
The following table presents repurchases of our common stock, by month, for the three months ended March 31, 2016. All repurchases reflected below include only shares of common stock that were withheld to cover income taxes owed by participants in our share-based incentive plans.

Three months ended March 31, 2016	Total number of shares repurchased	Weighted-average price paid per share
January 2016	594,100	$15.85
February 2016	—	—
March 2016	250,971	18.45
Total	845,071	$16.62
Item 3.     Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of May, 2016.

Ally Financial Inc. (Registrant)

/S/ CHRISTOPHER A. HALMY
Christopher A. Halmy Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller

Ally Financial Inc. • Form 10-Q

INDEX OF EXHIBITS

Exhibit	Description	Method of Filing

3.1	Ally Financial Inc. Amended and Restated Bylaws	Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated as of March 22, 2016, (File No. 1-3754), incorporated herein by reference.

10.1	Release Agreement	Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101	Interactive Data File	Filed herewith.