Form 10-Q
period 2016-06-30
Ally Financial Inc.
filed 2016-08-04
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016, or

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
Yes ☐                    No ☑
At August 2, 2016, the number of shares outstanding of the Registrant’s common stock was 483,657,867 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,265	$1,118	$2,500	$2,192
Interest on loans held-for-sale	—	14	—	38
Interest and dividends on investment securities	99	93	201	181
Interest on cash and cash equivalents	4	2	7	4
Operating leases	701	860	1,470	1,756
Total financing revenue and other interest income	2,069	2,087	4,178	4,171
Interest expense
Interest on deposits	203	177	396	349
Interest on short-term borrowings	12	12	25	23
Interest on long-term debt	436	419	878	848
Total interest expense	651	608	1,299	1,220
Depreciation expense on operating lease assets	434	563	944	1,185
Net financing revenue	984	916	1,935	1,766
Other revenue
Insurance premiums and service revenue earned	236	237	466	470
Gain on mortgage and automotive loans, net	3	1	4	47
Loss on extinguishment of debt	—	(156)	(4)	(354)
Other gain on investments, net	39	45	93	100
Other income, net of losses	96	84	191	191
Total other revenue	374	211	750	454
Total net revenue	1,358	1,127	2,685	2,220
Provision for loan losses	172	140	392	256
Noninterest expense
Compensation and benefits expense	242	236	494	491
Insurance losses and loss adjustment expenses	145	122	218	178
Other operating expenses	386	366	771	750
Total noninterest expense	773	724	1,483	1,419
Income from continuing operations before income tax expense	413	263	810	545
Income tax expense from continuing operations	56	94	206	197
Net income from continuing operations	357	169	604	348
Income from discontinued operations, net of tax	3	13	6	410
Net income	360	182	610	758
Other comprehensive income (loss), net of tax	120	(148)	266	(117)
Comprehensive income	$480	$34	$876	$641
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
(in dollars) (a)	2016	2015	2016	2015
Basic earnings per common share
Net income (loss) from continuing operations	$0.70	$(2.24)	$1.18	$(2.01)
Income from discontinued operations, net of tax	0.01	0.03	0.01	0.85
Net income (loss)	$0.71	$(2.22)	$1.20	$(1.16)
Diluted earnings per common share
Net income (loss) from continuing operations	$0.70	$(2.24)	$1.18	$(2.01)
Income from discontinued operations, net of tax	0.01	0.03	0.01	0.85
Net income (loss)	$0.71	$(2.22)	$1.19	$(1.16)

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 18 for additional earnings per share information, including the impact of preferred stock dividends recognized in connection with the partial redemption of the Series G Preferred Stock and the repurchase of the Series A Preferred Stock for the three months and six months ended June 30, 2015. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents
Noninterest-bearing	$1,790	$2,148
Interest-bearing	3,941	4,232
Total cash and cash equivalents	5,731	6,380
Available-for-sale securities (refer to Note 6 for discussion of investment securities pledged as collateral)	18,197	17,157
Held-to-maturity securities	571	—
Loans held-for-sale, net	15	105
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	112,653	111,600
Allowance for loan losses	(1,089)	(1,054)
Total finance receivables and loans, net	111,564	110,546
Investment in operating leases, net	13,755	16,271
Premiums receivable and other insurance assets	1,844	1,801
Other assets	6,254	6,321
Total assets	$157,931	$158,581
Liabilities
Deposit liabilities
Noninterest-bearing	$94	$89
Interest-bearing	72,708	66,389
Total deposit liabilities	72,802	66,478
Short-term borrowings	5,994	8,101
Long-term debt	61,040	66,234
Interest payable	427	350
Unearned insurance premiums and service revenue	2,465	2,434
Accrued expenses and other liabilities	1,592	1,545
Total liabilities	144,320	145,142
Contingencies (refer to Note 26)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 485,417,677 and 482,790,696; and outstanding 483,753,360 and 481,980,111)	21,136	21,100
Preferred stock	—	696
Accumulated deficit	(7,530)	(8,110)
Accumulated other comprehensive income (loss)	35	(231)
Treasury stock, at cost (1,664,317 and 810,585 shares)	(30)	(16)
Total equity	13,611	13,439
Total liabilities and equity	$157,931	$158,581
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

($ in millions)	June 30, 2016	December 31, 2015
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$26,104	$27,929
Allowance for loan losses	(190)	(196)
Total finance receivables and loans, net	25,914	27,733
Investment in operating leases, net	3,257	4,791
Other assets	1,203	1,624
Total assets	$30,374	$34,148
Liabilities
Long-term debt	$16,783	$20,267
Accrued expenses and other liabilities	18	22
Total liabilities	$16,801	$20,289
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit		Accumulated other comprehensive (loss) income	Treasury stock	Total equity
Balance at January 1, 2015	$21,038	$1,255	$(6,828)		$(66)	$—	$15,399
Net income			758				758
Preferred stock dividends			(1,318)	(a)			(1,318)
Series A preferred stock repurchase		(325)					(325)
Series G preferred stock redemption		(117)					(117)
Share-based compensation	31						31
Other comprehensive loss					(117)		(117)
Share repurchases related to employee stock-based compensation awards						(16)	(16)
Balance at June 30, 2015	$21,069	$813	$(7,388)		$(183)	$(16)	$14,295
Balance at January 1, 2016	$21,100	$696	$(8,110)		$(231)	$(16)	$13,439
Net income			610				610
Preferred stock dividends			(30)				(30)
Series A preferred stock redemption		(696)					(696)
Share-based compensation	36						36
Other comprehensive income					266		266
Share repurchases related to employee stock-based compensation awards						(14)	(14)
Balance at June 30, 2016	$21,136	$—	$(7,530)		$35	$(30)	$13,611

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

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2016	2015
Operating activities
Net income	$610	$758
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,241	1,466
Provision for loan losses	392	256
Gain on mortgage and automotive loans, net	(4)	(47)
Other gain on investments, net	(93)	(100)
Loss on extinguishment of debt	4	354
Originations and purchases of loans held-for-sale	(44)	(1,528)
Proceeds from sales and repayments of loans originated as held-for-sale	144	496
Gain on sale of subsidiaries, net	—	(452)
Net change in
Deferred income taxes	193	258
Interest payable	76	(59)
Other assets	17	532
Other liabilities	(55)	(217)
Other, net	(59)	26
Net cash provided by operating activities	2,422	1,743
Investing activities
Purchases of available-for-sale securities	(8,657)	(8,165)
Proceeds from sales of available-for-sale securities	6,584	2,865
Proceeds from maturities and repayment of available-for-sale securities	1,536	2,192
Purchases of held-to-maturity securities	(571)	—
Net increase in finance receivables and loans	(5,653)	(5,471)
Proceeds from sales of finance receivables and loans originated as held-for-investment	4,156	1,582
Purchases of operating lease assets	(1,472)	(2,348)
Disposals of operating lease assets	3,047	2,709
Acquisitions of subsidiaries, net of cash acquired	(288)	—
Proceeds from sale of business unit, net (a)	—	1,049
Net change in restricted cash	482	449
Net change in nonmarketable equity investments	(354)	88
Other, net	(69)	(142)
Net cash used in investing activities	(1,259)	(5,192)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2016	2015
Financing activities
Net change in short-term borrowings	(2,112)	2,945
Net increase in deposits	6,308	3,713
Proceeds from issuance of long-term debt	9,020	17,818
Repayments of long-term debt	(14,305)	(18,984)
Repurchase and redemption of preferred stock	(696)	(442)
Dividends paid on preferred stock	(30)	(1,318)
Net cash (used in) provided by financing activities	(1,815)	3,732
Effect of exchange-rate changes on cash and cash equivalents	3	(1)
Net (decrease) increase in cash and cash equivalents	(649)	282
Cash and cash equivalents at beginning of year	6,380	5,576
Cash and cash equivalents at June 30,	$5,731	$5,858
Supplemental disclosures
Cash paid for
Interest	$1,234	$1,250
Income taxes	12	97
Noncash items
Finance receivables and loans transferred to loans held-for-sale	4,174	72
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	18	54

(a)	Cash flows of discontinued operations are reflected within operating, investing, and financing activities in the Condensed Consolidated Statement of Cash Flows.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (referred to herein as Ally, Parent, we, our, or us) is a leading digital financial services company offering financial products for consumers, businesses, automotive dealers and corporate clients. Founded in 1919, we are a leading financial services company with over 95 years of experience providing a broad array of financial products and services. We operate as a financial holding company (FHC) and a bank holding company (BHC). Our banking subsidiary, Ally Bank, is an award-winning online bank, and an indirect, wholly-owned subsidiary of Ally Financial Inc. with a distinct brand and focus on customers, offering a variety of deposit and other banking products.
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
The Condensed Consolidated Financial Statements at June 30, 2016, and for the three months and six months ended June 30, 2016, and 2015, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed on February 24, 2016, with the U.S. Securities and Exchange Commission (SEC), as amended by the Current Report on Form 8-K filed with the SEC on May 5, 2016 (referred to herein as the Annual Consolidated Financial Statements).
Change in Reportable Segments
As a result of a change in how management views and operates our business, during the first quarter of 2016, we made changes in the composition of our operating segments. Financial information related to our Corporate Finance business is presented as a separate reportable segment. Previously, all such activity was included in Corporate and Other. Additionally, only the activity of our ongoing bulk acquisitions of mortgage loans and other originations and refinancing is presented in Mortgage Finance operations. The activity related to the management of our legacy mortgage portfolio is included in Corporate and Other. Our other operating segments, Automotive Finance operations and Insurance operations, were unchanged. Amounts for 2015 have been adjusted to conform to the current management view. In connection with the change in operating segments, we defined additional classes of finance receivables and loans: Mortgage Finance and Mortgage — Legacy. Mortgage Finance includes consumer mortgage loans from our ongoing mortgage operations and Mortgage — Legacy includes consumer mortgage loans originated prior to 2009.
Significant Accounting Policies
Business Combinations
We account for our business acquisitions using the acquisition method of accounting. Under this method we generally record the initial carrying values of purchased assets, including identifiable intangible assets, and assumed liabilities at fair value on the acquisition date. We recognize goodwill when the acquisition price is greater than the fair value of the net assets acquired, including identifiable intangible assets. The initial fair value of recognized assets and liabilities are subject to refinement during the measurement period, a period up to one year after the closing date of an acquisition, as information relative to closing date fair values becomes available. Costs directly related to business combinations are recorded as expenses as they are incurred.
Goodwill and Other Intangibles
Goodwill and intangible assets, net of accumulated amortization, are reported in other assets.
Our intangible assets primarily consist of acquired customer relationships and developed technology, and are amortized using a straight line methodology over their estimated useful lives. We review intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If it is determined the carrying amount of the asset is not recoverable, an impairment charge is recorded. Refer to Note 2 for further discussion on intangible assets.
Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired, including identifiable intangibles. We test goodwill for impairment annually, or more frequently if events and changes in circumstances indicate that it is more likely than not that impairment exists. Our annual goodwill impairment test is performed as of August 31 of each year. Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires us to define the reporting units and compare the fair value of each of the reporting units to their respective carrying value. The fair value of the reporting units in our impairment test is determined based on various analyses including discounted cash flow projections using assumptions a market participant would use. If the carrying value is less than the fair value, no impairment exists, and the second step does not need to be completed. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed where we determine the implied value of goodwill based on the individual fair values of the reporting unit's assets and liabilities, including unrecognized intangibles, to compute the amount of the impairment. Refer to Note 2 for further discussion on goodwill.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Income Taxes
In calculating the provision for interim income taxes, in accordance with Accounting Standards Codification (ASC) 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. This method differs from that described in Note 1 to the Annual Consolidated Financial Statements, which describes our annual significant income tax accounting policy and related methodology.
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
Additionally, we assess our debt and marketable equity securities for potential other-than-temporary impairment. We employ a methodology that considers available evidence in evaluating potential other-than-temporary impairment of our debt and marketable equity securities classified as available-for-sale and held-to-maturity. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value. We also evaluate the financial health of and business outlook for the issuer, the performance of the underlying assets for interests in securitized assets, and, for securities classified as available-for-sale, our intent and ability to hold the investment through recovery of its amortized cost basis.
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
In addition to our investments in debt and marketable equity securities, we hold equity positions in other entities. These positions include Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock held to meet regulatory requirements, other equity investments that are not publicly traded and do not have a readily determinable fair value, equity investments in low income housing tax credits, and Community Reinvestment Act (CRA) equity investments. Our investments in FHLB and FRB stock and other equity investments are accounted for using the cost method of accounting. Our low income housing tax credit investments are accounted for using the proportionate amortization method of accounting for qualified affordable housing investments. Our CRA investments are accounted for using the equity method of accounting. Our FHLB and FRB stock and other equity investments carried at cost are included in nonmarketable equity investments in other assets. Our investments in low income housing tax credits and CRA are also included in other assets. As conditions warrant, we review our investments carried at cost for impairment and will adjust the carrying value of the investment if it is deemed to be impaired. No impairment was recognized in 2016 or 2015. For more information on our nonmarketable equity investments, refer to Note 22.
Refer to Note 1 to the Annual Consolidated Financial Statements regarding additional significant accounting policies.
Recently Adopted Accounting Standards
Consolidation — Amendments to the Consolidation Analysis (ASU 2015-02)
As of January 1, 2016, we adopted ASU (Accounting Standards Update) 2015-02. The amendments in this update modify the requirements of consolidation with respect to entities that are or are similar in nature to limited partnerships or are variable interest entities (VIEs). For entities that are or are similar to limited partnerships, the guidance clarifies the evaluation of kick-out rights, removes the presumption that the general partner will consolidate and generally states that such entities will be presumed to be VIEs unless proven otherwise. For VIEs, the guidance modifies the analysis related to the evaluation of servicing fees, excludes servicing fees that are deemed commensurate with the level of service required from the determination of the primary beneficiary and clarifies certain considerations related to the consolidation analysis when performing a related party assessment. The amendments in this guidance did not impact our historical VIE

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

and consolidation conclusions. No adjustments to our consolidated financial statements were required as a result of the adoption of this guidance.
Recently Issued Accounting Standards
Revenue from Contracts with Customers (ASU 2014-09) and Revenue from Contracts with Customers — Deferral of the Effective Date (ASU 2015-14)
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09. The purpose of this guidance is to streamline and consolidate existing revenue recognition principles in GAAP and to converge revenue recognition principles with International Financial Reporting Standards (IFRS). The core principle of the amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the main principle, guidance on the accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. As originally issued, the amendments in ASU 2014-09 were to be effective beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the guidance until January 1, 2018, and permitted early adoption as of the original effective date in ASU 2014-09. The FASB created a transition resource group to work with stakeholders and clarify the new guidance as necessary. The FASB has issued and is anticipating issuing additional ASUs to provide clarifying guidance and implementation support for ASU 2014-09. Management will consider these additional ASUs when assessing the overall impact of ASU 2014-09. The amendments to the revenue recognition principles can be applied on adoption either through a full retrospective application or on a modified basis with a cumulative effect adjustment on the date of initial adoption with certain practical expedients. Management has determined certain contractual arrangements that are in scope of this guidance and are in the process of completing a scoping assessment in order to determine the impact of the adoption of this guidance.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Financial Instruments — Credit Losses (ASU 2016-13)
In June 2016, the FASB issued ASU 2016-13. The amendments in this update introduce a new accounting model to measure credit losses for financial assets measured at amortized cost. Credit losses for financial assets measured at amortized cost should be determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. In effect, the financial asset or group of financial assets should be presented at the net amount expected to be collected. Credit losses will no longer be measured as they are incurred for financial assets measured at amortized cost. The amendments also modify the accounting for available-for-sale debt securities whereby credit losses will be recorded through an allowance for credit losses rather than a write-down to the security’s cost basis, which allows for reversals of credit losses when estimated credit losses decline. Credit losses for available-for-sale debt securities should be measured in a manner similar to current GAAP. The amendments are effective on January 1, 2020, with early adoption permitted as of January 1, 2019. The amendments must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption. The new accounting model for credit losses represents a significant departure from existing GAAP, which will increase the allowance for credit losses with a resulting negative adjustment to retained earnings. Management is currently evaluating the impact of the amendments.
2.     Acquisition of TradeKing
On June 1, 2016, we acquired 100% of the equity of TradeKing Group, Inc. (TradeKing), a digital wealth management company with an online broker/dealer, digital portfolio management platform, and educational content and social collaboration channels, for $298 million in cash. TradeKing will operate as a wholly owned subsidiary of Ally. The addition of brokerage and wealth management is a natural extension of our online banking franchise, creating a full suite of financial products for savings and investments. We applied the acquisition method of accounting to this transaction, which generally requires the initial recognition of assets acquired, including identifiable intangible assets, and liabilities assumed at their respective fair value. Goodwill is recognized as the excess of the acquisition price after the recognition of the net assets, including the identifiable intangible assets. Financial information related to TradeKing for June 2016 is included within Corporate and Other.
The following table summarizes the allocation of cash consideration paid for TradeKing and the amounts of the identifiable assets acquired and liabilities assumed recognized at the acquisition date.

($ in millions)
Purchase price
Cash consideration	$298
Allocation of purchase price to net assets acquired
Intangible assets	82
Cash and short-term investments (a)	50
Other assets	14
Deferred tax asset, net	4
Employee compensation and benefits	(41)
Other liabilities	(4)
Goodwill	$193

(a)	Includes $40 million in cash proceeds from the acquisition transaction in order to pay employee compensation and benefits that vested upon acquisition as a result of the change in control.
The goodwill of $193 million arising from the acquisition consists largely of expected growth of the business as we leverage the Ally brand and our marketing capabilities to scale the acquired technology platform and expand the suite of financial products we offer to our existing growing customer base. None of the goodwill recognized is expected to be deductible for income tax purposes. Refer to Note 11 for a reconciliation of the carrying amount of goodwill at the beginning and end of the reporting period.
3.     Discontinued Operations
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
Select Automotive Finance Operations
During the fourth quarter of 2012 we entered into an agreement with General Motors Financial Company Inc. (GMF) to sell our 40% interest in a motor vehicle finance joint venture in China. On January 2, 2015, the sale of our interest in the motor vehicle finance joint

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

venture in China was completed and an after-tax gain of approximately $400 million was recorded. The tax expense included in this gain was reduced by the release of the valuation allowance on our capital loss carryforward deferred tax asset that was utilized to offset capital gains stemming from this sale. The remaining activity relates to previous discontinued operations for which we continue to have minimal residual costs.
Other Operations
Other operations relate to previous discontinued operations for which we continue to have minimal residual costs.
Select Financial Information
Select financial information of discontinued operations is summarized below. The pretax income or loss includes direct costs to transact a sale.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Select Automotive Finance operations
Pretax (loss) income (a)	$(1)	$(5)	$—	$453
Tax expense (b)	—	—	—	65
Other operations
Pretax (loss) income	$(1)	$18	$2	$20
Tax benefit	(5)	—	(4)	(2)

(a)	Includes certain treasury and other corporate activity recognized by Corporate and Other.

(b)	Includes certain income tax activity recognized by Corporate and Other.
4.     Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Remarketing fees	$25	$25	$53	$53
Late charges and other administrative fees	22	21	47	43
Servicing fees	18	10	31	20
Income from equity-method investments	5	4	11	37
Other, net	26	24	49	38
Total other income, net of losses	$96	$84	$191	$191

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

5.     Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Insurance commissions	$97	$95	$191	$188
Technology and communications	67	64	133	133
Lease and loan administration	34	32	66	61
Professional services	26	25	50	45
Advertising and marketing	21	23	48	54
Vehicle remarketing and repossession	22	18	46	37
Premises and equipment depreciation	21	22	42	42
Regulatory and licensing fees	21	20	42	41
Occupancy	12	13	25	24
Non-income taxes	8	7	17	15
Other	57	47	111	110
Total other operating expenses	$386	$366	$771	$750
6.     Investment Securities
Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, and other investments. The cost, fair value, and gross unrealized gains and losses on investment securities were as follows.

	June 30, 2016				December 31, 2015
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$265	$10	$—	$275	$1,760	$—	$(19)	$1,741
U.S. States and political subdivisions	701	33	(1)	733	693	24	(1)	716
Foreign government	180	11	—	191	169	8	—	177
Mortgage-backed residential (a)	12,446	199	(28)	12,617	10,459	52	(145)	10,366
Mortgage-backed commercial	513	1	(8)	506	486	—	(5)	481
Asset-backed	1,671	6	(3)	1,674	1,762	1	(8)	1,755
Corporate debt	1,566	39	(3)	1,602	1,213	8	(17)	1,204
Total debt securities (b) (c)	17,342	299	(43)	17,598	16,542	93	(195)	16,440
Equity securities	675	6	(82)	599	808	3	(94)	717
Total available-for-sale securities	$18,017	$305	$(125)	$18,197	$17,350	$96	$(289)	$17,157
Total held-to-maturity securities (d)	$571	$9	$(1)	$579	$—	$—	$—	$—

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $9,997 million and $7,544 million at June 30, 2016, and December 31, 2015, respectively.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $15 million and $14 million at June 30, 2016, and December 31, 2015.

(c)
Investment securities with a fair value of $492 million and $2,506 million at June 30, 2016, and December 31, 2015, were pledged to secure advances from the FHLB, short-term borrowings or repurchase agreements and for other purposes as required by contractual obligation or law. Under these agreements, Ally has granted the counterparty the right to sell or pledge $492 million and $745 million of the underlying investment securities at June 30, 2016, and December 31, 2015, respectively.

(d)	Held-to-maturity securities are recorded at amortized cost and consist of agency-backed residential mortgage-backed debt securities for liquidity purposes.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of investment securities outstanding is summarized in the following tables. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2016
Fair value of available-for-sale debt securities (a)
U.S. Treasury and federal agencies	$275	1.8%	$2	4.2%	$61	1.5%	$212	1.9%	$—	—%
U.S. States and political subdivisions	733	3.1	127	2.4	31	1.9	123	3.0	452	3.4
Foreign government	191	2.7	9	2.5	85	2.9	97	2.5	—	—
Mortgage-backed residential	12,617	2.9	—	—	1	4.5	28	2.5	12,588	2.9
Mortgage-backed commercial	506	2.3	—	—	—	—	3	2.8	503	2.3
Asset-backed	1,674	2.7	—	—	992	2.5	444	3.2	238	2.4
Corporate debt	1,602	2.9	73	2.7	919	2.6	575	3.3	35	5.1
Total available-for-sale debt securities	$17,598	2.9	$211	2.5	$2,089	2.5	$1,482	3.0	$13,816	2.9
Amortized cost of available-for-sale debt securities	$17,342		$211		$2,066		$1,439		$13,626
Amortized cost of held-to-maturity securities	$571	2.9%	$—	—%	$—	—%	$—	—%	$571	2.9%
December 31, 2015
Fair value of available-for-sale debt securities (a)
U.S. Treasury and federal agencies	$1,741	1.8%	$6	5.1%	$510	1.2%	$1,225	2.1%	$—	—%
U.S. States and political subdivisions	716	3.2	86	1.3	37	2.2	141	2.8	452	3.7
Foreign government	177	2.6	9	1.9	77	2.8	91	2.6	—	—
Mortgage-backed residential	10,366	2.9	—	—	33	2.1	36	2.5	10,297	2.9
Mortgage-backed commercial	481	2.0	—	—	—	—	3	2.7	478	2.0
Asset-backed	1,755	2.3	6	1.4	1,027	2.1	518	2.6	204	2.2
Corporate debt	1,204	2.9	50	3.0	713	2.5	410	3.4	31	5.4
Total available-for-sale debt securities	$16,440	2.7	$157	2.0	$2,397	2.1	$2,424	2.5	$11,462	2.9
Amortized cost of available-for-sale debt securities	$16,542		$156		$2,404		$2,436		$11,546

(a)
Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.

The balances of cash equivalents were $0.9 billion and $1.0 billion at June 30, 2016, and December 31, 2015, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents interest and dividends on investment securities.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Taxable interest	$89	$82	$183	$162
Taxable dividends	5	6	9	11
Interest and dividends exempt from U.S. federal income tax	5	5	9	8
Interest and dividends on investment securities	$99	$93	$201	$181

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Gross realized gains	$40	$46	$94	$106
Gross realized losses (a)	(1)	—	(1)	(3)
Other-than-temporary impairment	—	(1)	—	(3)
Other gain on investments, net	$39	$45	$93	$100

(a)
Certain available-for-sale securities were sold at a loss in 2016 and 2015 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security). Any such sales were made in accordance with our risk management policies and practices.

The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the assessment of whether such losses were deemed to be other than temporary, we believe that the unrealized losses are not indicative of an other-than-temporary impairment of these securities. As of June 30, 2016, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, and we expect to recover the entire amortized cost basis of the securities. As of June 30, 2016, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at June 30, 2016. Refer to Note 1 for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	June 30, 2016				December 31, 2015
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$—	$—	$—	$—	$1,553	$(17)	$173	$(2)
U.S. States and political subdivisions	169	(1)	10	—	179	(1)	—	—
Foreign government	—	—	—	—	2	—	—	—
Mortgage-backed	676	(6)	2,139	(30)	4,096	(43)	2,453	(107)
Asset-backed	656	(2)	144	(1)	1,402	(8)	64	—
Corporate debt	73	(1)	63	(2)	745	(16)	12	(1)
Total temporarily impaired debt securities	1,574	(10)	2,356	(33)	7,977	(85)	2,702	(110)
Temporarily impaired equity securities	268	(37)	207	(45)	534	(54)	96	(40)
Total temporarily impaired available-for-sale securities	$1,842	$(47)	$2,563	$(78)	$8,511	$(139)	$2,798	$(150)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

7.     Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at gross carrying value was as follows.

($ in millions)	June 30, 2016	December 31, 2015
Consumer automotive (a)	$63,281	$64,292
Consumer mortgage
Mortgage Finance (b)	8,009	6,413
Mortgage — Legacy (c)	3,075	3,360
Total consumer mortgage	11,084	9,773
Total consumer	74,365	74,065
Commercial
Commercial and industrial
Automotive	31,640	31,469
Other	3,037	2,640
Commercial real estate — Automotive	3,611	3,426
Total commercial	38,288	37,535
Total finance receivables and loans (d)	$112,653	$111,600

(a)
Includes $88 million and $66 million of fair value adjustment for loans in hedge accounting relationships at June 30, 2016, and December 31, 2015, respectively. Refer to Note 20 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $38 million and $44 million at June 30, 2016, and December 31, 2015, respectively, 5% of which are expected to start principal amortization in 2016, 2% in 2017, none in 2018, 38% in 2019, and 38% thereafter.

(c)
Includes loans originated as interest-only mortgage loans of $830 million and $941 million at June 30, 2016, and December 31, 2015, respectively, 22% of which are expected to start principal amortization in 2016, 22% in 2017, 2% in 2018, none in 2019, and 1% thereafter.

(d)
Totals include a net increase of $268 million and $110 million at June 30, 2016, and December 31, 2015, respectively, for unearned income, unamortized premiums and discounts, and deferred fees and costs.

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended June 30, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at April 1, 2016	$850	$115	$112	$1,077
Charge-offs	(227)	(9)	(1)	(237)
Recoveries	79	5	1	85
Net charge-offs	(148)	(4)	—	(152)
Provision for loan losses	168	(2)	6	172
Other (a)	(8)	—	—	(8)
Allowance at June 30, 2016	$862	$109	$118	$1,089

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Three months ended June 30, 2015 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at April 1, 2015	$711	$119	$103	$933
Charge-offs	(166)	(9)	—	(175)
Recoveries	70	5	—	75
Net charge-offs	(96)	(4)	—	(100)
Provision for loan losses	152	3	(15)	140
Other	—	1	—	1
Allowance at June 30, 2015	$767	$119	$88	$974

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2016	$834	$114	$106	$1,054
Charge-offs	(480)	(19)	(1)	(500)
Recoveries	159	9	1	169
Net charge-offs	(321)	(10)	—	(331)
Provision for loan losses	375	5	12	392
Other (a)	(26)	—	—	(26)
Allowance at June 30, 2016	$862	$109	$118	$1,089
Allowance for loan losses at June 30, 2016
Individually evaluated for impairment	$26	$37	$23	$86
Collectively evaluated for impairment	836	72	95	1,003
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at gross carrying value
Ending balance	$63,281	$11,084	$38,288	$112,653
Individually evaluated for impairment	348	254	122	724
Collectively evaluated for impairment	62,933	10,830	38,166	111,929
Loans acquired with deteriorated credit quality	—	—	—	—

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Six months ended June 30, 2015 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2015	$685	$152	$140	$977
Charge-offs	(359)	(31)	—	(390)
Recoveries	131	8	1	140
Net charge-offs	(228)	(23)	1	(250)
Provision for loan losses	310	(2)	(52)	256
Other (a)	—	(8)	(1)	(9)
Allowance at June 30, 2015	$767	$119	$88	$974
Allowance for loan losses at June 30, 2015
Individually evaluated for impairment	$22	$50	$19	$91
Collectively evaluated for impairment	745	69	69	883
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at gross carrying value
Ending balance	$60,786	$9,211	$35,175	$105,172
Individually evaluated for impairment	275	265	99	639
Collectively evaluated for impairment	60,511	8,946	35,076	104,533
Loans acquired with deteriorated credit quality	—	—	—	—

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.
The following table presents the gross carrying value of significant sales of finance receivables and loans and transfers of finance receivables and loans from held-for-investment to held-for-sale.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Consumer automotive	$1,560	$—	$4,159	$—
Consumer mortgage	4	4	6	73
Commercial	28	—	28	—
Total sales and transfers	$1,592	$4	$4,193	$73

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about significant purchases of finance receivables and loans.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Consumer automotive	$—	$—	$—	$—
Consumer mortgage	1,018	1,996	2,388	2,650
Total purchases of finance receivables and loans	$1,018	$1,996	$2,388	$2,650
The following table presents an analysis of our past due finance receivables and loans recorded at gross carrying value.

($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
June 30, 2016
Consumer automotive	$1,438	$307	$226	$1,971	$61,310	$63,281
Consumer mortgage
Mortgage Finance	49	5	8	62	7,947	8,009
Mortgage — Legacy	47	12	62	121	2,954	3,075
Total consumer mortgage	96	17	70	183	10,901	11,084
Total consumer	1,534	324	296	2,154	72,211	74,365
Commercial
Commercial and industrial
Automotive	—	—	—	—	31,640	31,640
Other	—	—	—	—	3,037	3,037
Commercial real estate — Automotive	—	—	—	—	3,611	3,611
Total commercial	—	—	—	—	38,288	38,288
Total consumer and commercial	$1,534	$324	$296	$2,154	$110,499	$112,653
December 31, 2015
Consumer automotive	$1,618	$369	$222	$2,209	$62,083	$64,292
Consumer mortgage
Mortgage Finance	44	5	10	59	6,354	6,413
Mortgage — Legacy	53	20	73	146	3,214	3,360
Total consumer mortgage	97	25	83	205	9,568	9,773
Total consumer	1,715	394	305	2,414	71,651	74,065
Commercial
Commercial and industrial
Automotive	—	—	—	—	31,469	31,469
Other	—	—	—	—	2,640	2,640
Commercial real estate — Automotive	—	—	—	—	3,426	3,426
Total commercial	—	—	—	—	37,535	37,535
Total consumer and commercial	$1,715	$394	$305	$2,414	$109,186	$111,600

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the gross carrying value of our finance receivables and loans on nonaccrual status.

($ in millions)	June 30, 2016	December 31, 2015
Consumer automotive	$505	$475
Consumer mortgage
Mortgage Finance	12	15
Mortgage — Legacy	95	113
Total consumer mortgage	107	128
Total consumer	612	603
Commercial
Commercial and industrial
Automotive	51	25
Other	64	44
Commercial real estate — Automotive	7	8
Total commercial	122	77
Total consumer and commercial finance receivables and loans	$734	$680
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
The following table presents performing and nonperforming credit quality indicators in accordance with our internal accounting policies for our consumer finance receivables and loans recorded at gross carrying value. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is not expected. Refer to Note 1 to the Annual Consolidated Financial Statements for additional information.

	June 30, 2016			December 31, 2015
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$62,776	$505	$63,281	$63,817	$475	$64,292
Consumer mortgage
Mortgage Finance	7,997	12	8,009	6,398	15	6,413
Mortgage — Legacy	2,980	95	3,075	3,247	113	3,360
Total consumer mortgage	10,977	107	11,084	9,645	128	9,773
Total consumer	$73,753	$612	$74,365	$73,462	$603	$74,065
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at gross carrying value.

	June 30, 2016			December 31, 2015
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial and industrial
Automotive	$29,638	$2,002	$31,640	$29,613	$1,856	$31,469
Other	2,354	683	3,037	2,122	518	2,640
Commercial real estate — Automotive	3,445	166	3,611	3,265	161	3,426
Total commercial	$35,437	$2,851	$38,288	$35,000	$2,535	$37,535

(a)
Includes loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that have a higher default risk or have already defaulted.

Impaired Loans and Troubled Debt Restructurings
Impaired Loans
Loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. For more information on our impaired finance receivables and loans, refer to Note 1 to the Annual Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about our impaired finance receivables and loans.

($ in millions)	Unpaid principal balance (a)	Gross carrying value	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
June 30, 2016
Consumer automotive	$378	$348	$121	$227	$26
Consumer mortgage
Mortgage Finance	8	8	3	5	—
Mortgage — Legacy	250	246	56	190	37
Total consumer mortgage	258	254	59	195	37
Total consumer	636	602	180	422	63
Commercial
Commercial and industrial
Automotive	51	51	9	42	3
Other	77	64	—	64	17
Commercial real estate — Automotive	7	7	1	6	3
Total commercial	135	122	10	112	23
Total consumer and commercial finance receivables and loans	$771	$724	$190	$534	$86
December 31, 2015
Consumer automotive	$315	$315	$—	$315	$22
Consumer mortgage
Mortgage Finance	9	9	5	4	1
Mortgage — Legacy	260	257	59	198	43
Total consumer mortgage	269	266	64	202	44
Total consumer	584	581	64	517	66
Commercial
Commercial and industrial
Automotive	25	25	4	21	3
Other	44	44	—	44	15
Commercial real estate — Automotive	8	8	1	7	2
Total commercial	77	77	5	72	20
Total consumer and commercial finance receivables and loans	$661	$658	$69	$589	$86

(a)	Adjusted for charge-offs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present average balance and interest income for our impaired finance receivables and loans.

	2016		2015
Three months ended June 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$341	$4	$285	$5
Consumer mortgage
Mortgage Finance	8	—	7	—
Mortgage — Legacy	251	3	252	2
Total consumer mortgage	259	3	259	2
Total consumer	600	7	544	7
Commercial
Commercial and industrial
Automotive	35	—	41	1
Other	65	—	31	—
Commercial real estate — Automotive	6	—	5	—
Total commercial	106	—	77	1
Total consumer and commercial finance receivables and loans	$706	$7	$621	$8

	2016		2015
Six months ended June 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$335	$8	$287	$9
Consumer mortgage
Mortgage Finance	8	—	7	—
Mortgage — Legacy	253	5	282	4
Total consumer mortgage	261	5	289	4
Total consumer	596	13	576	13
Commercial
Commercial and industrial
Automotive	32	—	38	1
Other	56	1	37	3
Commercial real estate — Automotive	7	—	5	—
Total commercial	95	1	80	4
Total consumer and commercial finance receivables and loans	$691	$14	$656	$17
Troubled Debt Restructurings
Troubled Debt Restructurings (TDRs) are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For mortgage loans, as part of our participation in certain governmental programs, we offer mortgage loan modifications to qualified borrowers. Numerous initiatives are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Additionally, for automotive loans, we may offer several types of assistance to aid our customers, including extension of the loan maturity date and rewriting the loan terms. Total TDRs recorded at gross carrying value were $644 million and $625 million at June 30, 2016, and December 31, 2015, respectively. Commercial commitments to lend additional funds to borrowers owing receivables whose terms had been modified in a TDR were $2 million, at both June 30, 2016, and December 31, 2015. Refer to Note 1 to the Annual Consolidated Financial Statements for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present information related to finance receivables and loans recorded at gross carrying value modified in connection with a TDR during the period.

	2016			2015
Three months ended June 30, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	4,767	$79	$68	4,096	$64	$54
Consumer mortgage
Mortgage Finance	2	1	1	—	—	—
Mortgage — Legacy	26	4	4	76	22	21
Total consumer mortgage	28	5	5	76	22	21
Total consumer	4,795	84	73	4,172	86	75
Commercial
Commercial and industrial
Automotive	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial real estate — Automotive	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—
Total consumer and commercial finance receivables and loans	4,795	$84	$73	4,172	$86	$75

	2016			2015
Six months ended June 30, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	10,389	$168	$144	8,151	$127	$107
Consumer mortgage
Mortgage Finance	3	2	2	2	1	1
Mortgage — Legacy	57	8	8	114	28	26
Total consumer mortgage	60	10	10	116	29	27
Total consumer	10,449	178	154	8,267	156	134
Commercial
Commercial and industrial
Automotive	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial real estate — Automotive	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—
Total consumer and commercial finance receivables and loans	10,449	$178	$154	8,267	$156	$134

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present information about finance receivables and loans recorded at gross carrying value that have redefaulted during the reporting period and were within 12 months or less of being modified as a TDR. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy (refer to Note 1 to the Annual Consolidated Financial Statements for additional information) except for commercial finance receivables and loans, where redefault is defined as 90 days past due.

	2016			2015
Three months ended June 30, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	1,858	$23	$13	1,499	$18	$10
Consumer mortgage
Mortgage Finance	—	—	—	—	—	—
Mortgage — Legacy	2	—	—	3	—	—
Total consumer finance receivables and loans	1,860	$23	$13	1,502	$18	$10

	2016			2015
Six months ended June 30, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	3,658	$46	$25	3,080	$37	$21
Consumer mortgage
Mortgage Finance	—	—	—	—	—	—
Mortgage — Legacy	3	—	—	7	—	—
Total consumer finance receivables and loans	3,661	$46	$25	3,087	$37	$21
8.     Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	June 30, 2016	December 31, 2015
Vehicles	$17,418	$20,211
Accumulated depreciation	(3,663)	(3,940)
Investment in operating leases, net	$13,755	$16,271
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Depreciation expense on operating lease assets (excluding remarketing gains)	$520	$671	$1,085	$1,363
Remarketing gains	(86)	(108)	(141)	(178)
Net depreciation expense on operating lease assets	$434	$563	$944	$1,185
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
Refer to Note 10 to the Annual Consolidated Financial Statements for further description of our securitization activities and our involvement with VIEs.
Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

($ in millions)	Involvement with VIEs		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
June 30, 2016
On-balance sheet variable interest entities
Consumer automotive	$24,557	(b)
Commercial automotive	15,791
Off-balance sheet variable interest entities
Consumer automotive	24		$3,727	(c)	$3,751	(d)
Commercial other	246	(e)	—	(c)	537	(f)
Total	$40,618		$3,727		$4,288
December 31, 2015
On-balance sheet variable interest entities
Consumer automotive	$27,967	(b)
Commercial automotive	16,763
Off-balance sheet variable interest entities
Consumer automotive	—		$3,034		$3,034	(d)
Commercial other	210	(e)	—	(c)	493	(f)
Total	$44,940		$3,034		$3,527

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $10.0 billion and $10.6 billion of assets that are not encumbered by VIE beneficial interests held by third parties at June 30, 2016, and December 31, 2015, respectively. Ally or consolidated affiliates hold the interests in these assets which eliminate in consolidation.

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

(e)
Includes $254 million and $222 million classified as other assets, offset by $8 million and $12 million classified as accrued expenses and other liabilities at June 30, 2016, and December 31, 2015, respectively.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Cash Flows with Off-balance Sheet Securitization Entities
The following table summarizes cash flows received and paid related to securitization entities and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the six months ended June 30, 2016, and 2015. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Six months ended June 30, ($ in millions)	Consumer automotive
2016
Cash proceeds from transfers completed during the period	$1,604
Servicing fees	17
Other cash flows	5
2015
Servicing fees	$13
Delinquencies and Net Credit Losses
The following tables represent on-balance sheet loans held-for-sale and finance receivable and loans, off-balance sheet securitizations, and whole-loan sales where we have continuing involvement. The tables present quantitative information about delinquencies and net credit losses.

	Total Amount		Amount 60 days or more past due
($ in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
On-balance sheet loans
Consumer automotive	$63,281	$64,292	$533	$591
Consumer mortgage	11,084	9,773	87	108
Commercial automotive	35,251	34,895	—	—
Commercial other	3,052	2,745	—	—
Total on-balance sheet loans	112,668	111,705	620	699
Off-balance sheet securitization entities
Consumer automotive	3,220	2,529	11	9
Total off-balance sheet securitization entities	3,220	2,529	11	9
Whole-loan sales (a)	4,024	2,252	6	13
Total	$119,912	$116,486	$637	$721

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

	Net credit losses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
On-balance sheet loans
Consumer automotive	$148	$96	$321	$228
Consumer mortgage	4	4	10	23
Commercial automotive	—	1	—	—
Commercial other	—	(1)	—	(1)
Total on-balance sheet loans	152	100	331	250
Off-balance sheet securitization entities
Consumer automotive	2	1	4	2
Total off-balance sheet securitization entities	2	1	4	2
Whole-loan sales	1	—	1	—
Total	$155	$101	$336	$252

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

10.     Servicing Activities
Automotive Finance Servicing Activities
We service consumer automotive contracts. Historically, we have sold a portion of our consumer automotive contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. We have concluded that the fee we are paid for servicing consumer automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automotive servicing fee income of $18 million and $31 million during the three months and six months ended June 30, 2016, respectively, compared to $10 million and $20 million during the three months and six months ended June 30, 2015.
Automotive Finance Serviced Assets
The current unpaid principal balance and any related unamortized deferred fees and costs of total serviced automotive finance loans and leases outstanding were as follows.

($ in millions)	June 30, 2016	December 31, 2015
On-balance sheet automotive finance loans and leases
Consumer automotive	$63,113	$64,067
Commercial automotive	35,251	34,895
Operating leases	13,527	15,965
Other	61	72
Off-balance sheet automotive finance loans
Securitizations	3,252	2,550
Whole-loan	4,066	2,259
Total serviced automotive finance loans and leases	$119,270	$119,808
11.     Other Assets
The components of other assets were as follows.

($ in millions)	June 30, 2016	December 31, 2015
Property and equipment at cost	$781	$691
Accumulated depreciation	(487)	(456)
Net property and equipment	294	235
Restricted cash collections for securitization trusts (a)	1,597	2,010
Net deferred tax assets	1,077	1,369
Nonmarketable equity investments (b)	772	418
Accrued interest and rent receivables	404	402
Goodwill (c)	220	27
Fair value of derivative contracts in receivable position (d)	209	233
Cash reserve deposits held-for-securitization trusts (e)	197	252
Other accounts receivable	166	158
Restricted cash and cash equivalents	106	120
Cash collateral placed with counterparties	91	125
Other assets	1,121	972
Total other assets	$6,254	$6,321

(a)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	Includes investments in FHLB stock of $310 million and $391 million and FRB stock of $435 million and $0 million at June 30, 2016, and December 31, 2015, respectively.

(c)
Includes goodwill of $27 million at our Insurance operations at both June 30, 2016, and December 31, 2015, and $193 million and $0 million within Corporate and Other at June 30, 2016, and December 31, 2015, respectively. As a result of our acquisition of TradeKing, we recognized $193 million of goodwill within Corporate and Other on June 1, 2016. No other changes in the carrying amount of goodwill were recorded during the six months ended June 30, 2016. Refer to Note 2 for further discussion.

(d)	For additional information on derivative instruments and hedging activities, refer to Note 20.

(e)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

12.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	June 30, 2016	December 31, 2015
Noninterest-bearing deposits	$94	$89
Interest-bearing deposits
Savings and money market checking accounts	42,185	36,386
Certificates of deposit	30,323	29,774
Dealer deposits	200	229
Total deposit liabilities	$72,802	$66,478
At June 30, 2016, and December 31, 2015, certificates of deposit included $11.5 billion of certificates of deposit in denominations of $100 thousand or more. At June 30, 2016, and December 31, 2015, certificates of deposit included $3.1 billion and $3.2 billion, respectively, in denominations in excess of $250 thousand federal insurance limits.
13.    Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	June 30, 2016			December 31, 2015
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,576	$—	$3,576	$3,369	$—	$3,369
Federal Home Loan Bank	—	1,950	1,950	—	4,000	4,000
Securities sold under agreements to repurchase	—	468	468	—	648	648
Other	—	—	—	84	—	84
Total short-term borrowings	$3,576	$2,418	$5,994	$3,453	$4,648	$8,101

(a)	Refer to Note 14 for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements, short-term borrowing agreements in which we sell financial instruments to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of June 30, 2016, the financial instruments sold under agreement to repurchase consisted of mortgage-backed residential securities with the following maturities: $369 million within the next 30 days and $99 million within 31 to 60 days. Refer to Note 6 and Note 23 for further details on investment securities sold under agreements to repurchase.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. As of June 30, 2016, we placed cash collateral totaling $7 million with counterparties under these collateral arrangements associated with our repurchase agreements.
14.    Long-term Debt
The following table presents the composition of our long-term debt portfolio.

	June 30, 2016			December 31, 2015
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$4,363	$10,496	$14,859	$1,829	$9,427	$11,256
Due after one year (a)	16,683	28,961	45,644	18,803	35,844	54,647
Fair value adjustment (b)	520	17	537	334	(3)	331
Total long-term debt (c)	$21,566	$39,474	$61,040	$20,966	$45,268	$66,234

(a)	Includes $2.6 billion of trust preferred securities at both June 30, 2016, and December 31, 2015.

(b)	Represents the fair value adjustment associated with the application of hedge accounting on certain of our long-term debt positions. Refer to Note 20 for additional information.

(c)	Includes advances from the Federal Home Loan Bank of Pittsburgh of $5.4 billion at both June 30, 2016, and December 31, 2015.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining maturity of long-term debt at June 30, 2016, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2016	2017	2018	2019	2020	2021 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$1,419	$4,365	$3,700	$1,650	$2,212	$9,067	$520	$22,933
Original issue discount	(40)	(88)	(100)	(37)	(37)	(1,065)	—	(1,367)
Total unsecured	1,379	4,277	3,600	1,613	2,175	8,002	520	21,566
Secured
Long-term debt	3,880	12,140	8,536	7,195	4,087	3,619	17	39,474
Total long-term debt	$5,259	$16,417	$12,136	$8,808	$6,262	$11,621	$537	$61,040
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	June 30, 2016			December 31, 2015
($ in millions)	Total		Ally Bank (a)	Total		Ally Bank (a)
Investment securities (b)	$437		$—	$2,420		$1,761
Mortgage assets held-for-investment and lending receivables	11,006		11,006	9,743		9,743
Consumer automotive finance receivables	30,911		8,451	34,324		9,167
Commercial automotive finance receivables	19,194		18,878	19,623		19,177
Investment in operating leases, net	3,777		2,059	5,539		3,205
Other assets (b)	46		—	—		—
Total assets restricted as collateral (c) (d)	$65,371		$40,394	$71,649		$43,053
Secured debt	$41,892	(e)	$19,960	$49,916	(e)	$24,787

(a)	Ally Bank is a component of the total column.

(b)	Certain investment securities and other assets are restricted under repurchase agreements. Refer to Note 13 for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $14.6 billion and $14.9 billion at June 30, 2016, and December 31, 2015, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans, net and investment securities. Ally Bank has access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the Federal Reserve Bank totaling $2.6 billion and $2.9 billion at June 30, 2016, and December 31, 2015, respectively. These assets were composed of consumer automotive finance receivables and loans, net and investment in operating leases, net. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 11 for additional information.

(e)	Includes $2.4 billion and $4.6 billion of short-term borrowings at June 30, 2016, and December 31, 2015, respectively.
Trust Preferred Securities
At June 30, 2016, we have issued and outstanding approximately $2.6 billion in aggregate liquidation preference of 8.125% Fixed Rate / Floating Rate Trust Preferred Securities, Series 2 (Series 2 TRUPS) net of original issue discount and debt issuance costs. Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions were payable at an annual rate of 8.125% payable quarterly in arrears, through but excluding February 15, 2016. From and including February 15, 2016, to but excluding February 15, 2040, distributions will be payable at an annual rate equal to three-month London interbank offer rate plus 5.785% payable quarterly in arrears, beginning May 15, 2016. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time on or after February 15, 2016 may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case.
Funding Facilities
We utilize both committed credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

As of June 30, 2016, Ally Bank had exclusive access to $4.0 billion of funding capacity from committed credit facilities. Funding programs supported by the Federal Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private collateralized funding vehicles.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At June 30, 2016, all of our $19.6 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of June 30, 2016, we had $15.2 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.
Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Bank funding
Secured (b)	$2,950	$3,250	$1,050	$—	$4,000	$3,250
Parent funding
Secured	14,540	16,914	1,085	251	15,625	17,165
Total committed facilities	$17,490	$20,164	$2,135	$251	$19,625	$20,415

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Excludes off-balance sheet credit facility amounts.
15.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	June 30, 2016	December 31, 2015
Accounts payable	$497	$391
Employee compensation and benefits	196	242
Reserves for insurance losses and loss adjustment expenses	164	169
Cash collateral received from counterparties	146	82
Fair value of derivative contracts in payable position (a)	87	145
Deferred revenue	78	108
Other liabilities	424	408
Total accrued expenses and other liabilities	$1,592	$1,545

(a)	For additional information on derivative instruments and hedging activities, refer to Note 20.
16.    Preferred Stock
The following table summarizes information about our Series A Preferred Stock.

	June 30, 2016	December 31, 2015
Series A preferred stock
Carrying value ($ in millions)	$—	$696
Par value (per share)	—	0.01
Liquidation preference (per share)	—	25
Number of shares authorized	—	40,870,560
Number of shares issued and outstanding	—	27,870,560
Dividend/coupon
Prior to May 15, 2016	—%	8.5%
On and after May 15, 2016	—%	Three month LIBOR + 6.243%

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Series A Preferred Stock
On April 14, 2016, we issued a Notice of Redemption to the holders of the outstanding Series A Preferred Stock to redeem the remaining 27,870,560 shares at a redemption price of $25 per share, plus approximately $0.53 per share of accrued and unpaid dividends through the redemption date. On May 16, 2016, we redeemed the 27,870,560 outstanding shares of Series A Preferred Stock, with an aggregate liquidation preference of $697 million for $712 million in cash, which included $15 million in accrued and unpaid dividends through the redemption date. Upon redemption of the shares of Series A Preferred Stock, we derecognized the carrying value of $696 million. Effective May 16, 2016, the Series A Preferred Stock was retired.
17.    Accumulated Other Comprehensive (Loss) Income
The following table presents changes, net of tax, in each component of accumulated other comprehensive (loss) income.

($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges	Defined benefit pension plans	Accumulated other comprehensive (loss) income
Balance at December 31, 2014	$(21)	$36	$7	$(88)	$(66)
2015 net change	(97)	(20)	—	—	(117)
Balance at June 30, 2015	$(118)	$16	$7	$(88)	$(183)
Balance at December 31, 2015	$(159)	$9	$8	$(89)	$(231)
2016 net change	262	5	—	(1)	266
Balance at June 30, 2016	$103	$14	$8	$(90)	$35

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 20.
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive (loss) income.

Three months ended June 30, 2016 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized gains arising during the period	$185		$(25)		$160
Less: Net realized gains reclassified to income from continuing operations	39	(a)	1	(b)	40
Net change	146		(26)		120
Translation adjustments
Net unrealized losses arising during the period	(1)		—		(1)
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(1)		—		(1)
Net change	—		—		—
Other comprehensive income	$146		$(26)		$120

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended June 30, 2015 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized losses arising during the period	$(191)		$71		$(120)
Less: Net realized gains reclassified to income from continuing operations	45	(a)	(16)	(b)	29
Net change	(236)		87		(149)
Translation adjustments
Net unrealized gains arising during the period	4		(1)		3
Less: Net realized gains reclassified to income from discontinued operations, net of tax	1		—		1
Net change	3		(1)		2
Net investment hedges
Net unrealized losses arising during the period	(2)		1		(1)
Other comprehensive loss	$(235)		$87		$(148)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Six months ended June 30, 2016 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized gains arising during the period	$465		$(129)		$336
Less: Net realized gains reclassified to income from continuing operations	93	(a)	(19)	(b)	74
Net change	372		(110)		262
Translation adjustments
Net unrealized gains arising during the period	12		(5)		7
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(1)		—		(1)
Net change	13		(5)		8
Net investment hedges
Net unrealized losses arising during the period	(6)		3		(3)
Defined benefit pension plans
Net unrealized losses arising during the period	(1)		—		(1)
Other comprehensive income	$378		$(112)		$266

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2015 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized losses arising during the period	$(53)		$20		$(33)
Less: Net realized gains reclassified to income from continuing operations	100	(a)	(36)	(b)	64
Net change	(153)		56		(97)
Translation adjustments
Net unrealized losses arising during the period	(16)		6		(10)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	43		(20)		23
Net change	(59)		26		(33)
Net investment hedges
Net unrealized gains arising during the period	16		(6)		10
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(4)		1		(3)
Net change	20		(7)		13
Other comprehensive loss	$(192)		$75		$(117)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.
18.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except share data) (a)	2016	2015	2016	2015
Net income from continuing operations	$357	$169	$604	$348
Preferred stock dividends (b)	(15)	(1,251)	(30)	(1,318)
Net income (loss) from continuing operations attributable to common shareholders	342	(1,082)	574	(970)
Income from discontinued operations, net of tax	3	13	6	410
Net income (loss) attributable to common shareholders	$345	$(1,069)	$580	$(560)
Basic weighted-average common shares outstanding (c)	485,370,318	482,847,164	484,801,782	482,550,842
Diluted weighted-average common shares outstanding (c) (d)	486,074,474	482,847,164	485,364,351	482,550,842
Basic earnings per common share
Net income (loss) from continuing operations	$0.70	$(2.24)	$1.18	$(2.01)
Income from discontinued operations, net of tax	0.01	0.03	0.01	0.85
Net income (loss)	$0.71	$(2.22)	$1.20	$(1.16)
Diluted earnings per common share
Net income (loss) from continuing operations	$0.70	$(2.24)	$1.18	$(2.01)
Income from discontinued operations, net of tax	0.01	0.03	0.01	0.85
Net income (loss)	$0.71	$(2.22)	$1.19	$(1.16)

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

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

(c)	Includes shares related to share-based compensation that vested but were not yet issued for the three months and six months ended June 30, 2016, and 2015, respectively.

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
On March 7, 2016, Ally Bank received approval from the Federal Reserve to become a state member bank. Ally Bank is now regulated by the FRB through the Federal Reserve Bank of Chicago, as well as the Utah Department of Financial Institutions. In addition, in connection with the application for membership in the Federal Reserve System, Ally Bank made commitments to the FRB relating to capital, liquidity, and business plan requirements that are consistent with existing requirements pursuant to the Capital and Liquidity Maintenance Agreement (CLMA) that was entered into with the Federal Deposit Insurance Corporation including the requirement to maintain capital at a level such that its Tier 1 leverage ratio is at least 15%. For this purpose, the leverage ratio is determined in accordance with the FRB's regulations related to capital maintenance. As a requirement of Federal Reserve membership, on March 21, 2016, Ally Bank purchased $435 million of FRB stock.
Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	June 30, 2016		December 31, 2015		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$12,829	9.59%	$12,507	9.21%	4.50%		(a)
Ally Bank	17,209	17.64	16,594	17.05	4.50		6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$14,959	11.18%	$15,077	11.10%	6.00%		6.00%
Ally Bank	17,209	17.64	16,594	17.05	6.00		8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$17,166	12.83%	$17,005	12.52%	8.00%		10.00%
Ally Bank	17,712	18.15	17,043	17.51	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (b)
Ally Financial Inc.	$14,959	9.63%	$15,077	9.73%	4.00%		(a)
Ally Bank	17,209	15.31	16,594	15.38	15.00	(c)	5.00%

(a)	Currently, there is no ratio component for determining whether a BHC is "well-capitalized."

(b)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(c)	Ally Bank has committed to the FRB to maintain a Tier 1 leverage ratio of at least 15%.
At June 30, 2016, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
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
In addition to the Series G preferred stock redemptions and Series A preferred stock repurchase that occurred during 2015, as part of the 2015 CCAR process, Ally also received approval to repurchase or redeem the remaining approximately $700 million of Series A preferred stock as well as $500 million of our Trust Preferred Securities. The remaining shares of Series A preferred stock were redeemed on May 16, 2016, but we have indefinitely deferred redemption of the Trust Preferred Securities in support of our acquisition of TradeKing, which closed on June 1, 2016.
On April 5, 2016, we submitted the results of our semi-annual stress test and our annual capital plan to the FRB. On June 23, 2016, we publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On June 29, 2016, we received a non-objection to our capital plan from the FRB, including the proposed capital actions contained in our submission. The planned capital actions include a quarterly cash dividend of $0.08 per share of our common stock and the ability to repurchase up to $700 million of our common stock from time to time through the second quarter of 2017. On July 18, 2016, the Ally Board of Directors declared a quarterly cash dividend payment of $0.08 per share on all common stock. The dividend is payable on August 15, 2016, to shareholders of record at the close of business on August 1, 2016. Additionally, the Ally Board of Directors authorized a common stock repurchase program of up to $700 million beginning in the third quarter of 2016 and continuing through the second quarter of 2017. We had 483,753,360 shares of common stock outstanding at June 30, 2016.
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
Derivatives qualifying for hedge accounting consist of receive-fixed swaps designated as fair value hedges of specific fixed-rate unsecured debt obligations, receive-fixed swaps designated as fair value hedges of specific fixed-rate FHLB advances and pay-fixed swaps designated as fair value hedges of specific portfolios of fixed-rate held-for-investment retail automotive loan assets. In 2015, we also had pay-fixed swaps designated as cash flow hedges of the expected future cash flows in the form of interest payments on certain outstanding variable-rate borrowings associated with our secured debt.
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
We enter into foreign-currency forwards with external counterparties as net investment hedges of foreign exchange exposure on our investments in foreign subsidiaries. Our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our accumulated other comprehensive (loss) income. We also enter into foreign-currency forwards to economically hedge our foreign-denominated debt, our centralized lending program, and foreign-denominated third party loans. These forward currency forwards that are used as economic hedges are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
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
We also enter into prepaid equity forward contracts to economically hedge the price risk associated with certain of our executive share-based compensation plans. The prepaid equity forward contracts are hybrid instruments containing an embedded forward contract, which is considered a derivative instrument. The embedded derivative instrument is bifurcated from the host contract and is recorded at fair value with changes in fair value recorded in compensation and benefits expense. The balance of the prepaid component of these equity forward contracts was $17 million as of June 30, 2016, and was recorded within other assets on the Condensed Consolidated Balance Sheet.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. No such specified credit risk related events occurred during the second quarter of 2016.
We placed cash collateral totaling $84 million and securities collateral totaling $55 million at June 30, 2016, and $103 million and $86 million at December 31, 2015, respectively, in accounts maintained by counterparties. This amount primarily relates to collateral posted to support our derivative positions. This amount also excludes cash and securities pledged as collateral under repurchase agreements. At June 30, 2016, and December 31, 2015, we placed cash collateral totaling $7 million and $21 million, respectively, with counterparties under collateral

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

arrangements associated with repurchase agreements. Refer to Note 13 for details on the repurchase agreements. The receivables for cash collateral placed are included in our Condensed Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $146 million at June 30, 2016, primarily to support these derivative positions. We received cash collateral from counterparties totaling $82 million at December 31, 2015. This amount also excludes cash and securities pledged as collateral under repurchase agreements. Refer to Note 13 for details on the repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met. At June 30, 2016, and December 31, 2015, we received noncash collateral of $2 million and $7 million, respectively. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	June 30, 2016			December 31, 2015
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives designated as accounting hedges
Interest rate contracts
Swaps (c) (d) (e)	$164	$22	$8,101	$126	$9	$14,151
Foreign exchange contracts
Forwards	4	—	212	—	1	189
Total derivatives designated as accounting hedges	168	22	8,313	126	10	14,340
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	17	39	1,461	30	51	6,101
Futures and forwards	1	—	501	2	2	1,905
Written options	—	18	16,920	—	72	18,220
Purchased options	18	—	16,920	73	—	18,240
Total interest rate risk	36	57	35,802	105	125	44,466
Foreign exchange contracts
Futures and forwards	3	2	127	—	—	278
Total foreign exchange risk	3	2	127	—	—	278
Equity contracts
Forwards	—	5	17	—	9	32
Written options	—	1	1	—	1	—
Purchased options	2	—	—	2	—	—
Total equity risk	2	6	18	2	10	32
Total derivatives not designated as accounting hedges	41	65	35,947	107	135	44,776
Total derivatives	$209	$87	$44,260	$233	$145	$59,116

(a)
Derivative contracts in a receivable position are classified as other assets on the Condensed Consolidated Balance Sheet, and includes accrued interest of $15 million and $46 million at June 30, 2016, and December 31, 2015, respectively.

(b)
Derivative contracts in a liability position are classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet, and includes accrued interest of $4 million and $12 million at June 30, 2016, and December 31, 2015, respectively.

(c)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate unsecured debt obligations with $146 million and $112 million in a receivable position, $0 million and $3 million in a payable position, and a $2.6 billion and $6.8 billion notional amount at June 30, 2016, and December 31, 2015, respectively. The hedge notional amount of $2.6 billion at June 30, 2016, is associated with debt maturing in five or more years.

(d)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate secured debt obligations (FHLB Advances) with $18 million and $1 million in a receivable position, $0 million and $2 million in a payable position, and a $698 million and $500 million notional amount at June 30, 2016, and December 31, 2015, respectively.

(e)
Other fair value hedges include pay-fixed swaps on portfolios of held-for-investment automotive loan assets with $0 million and $13 million in a receivable position, $22 million and $3 million in a payable position, and a $4.8 billion and $6.8 billion notional amount at June 30, 2016, and December 31, 2015, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Derivatives qualifying for hedge accounting
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Interest and fees on finance receivables and loans (a)	$(6)	$7	$(34)	$(16)
Interest on long-term debt (b) (c)	51	(97)	242	(11)
Gain (loss) recognized in earnings on hedged items
Interest rate contracts
Interest and fees on finance receivables and loans (d)	5	2	33	35
Interest on long-term debt (e)	(50)	94	(246)	7
Total derivatives qualifying for hedge accounting	—	6	(5)	15
Derivatives not designated as accounting hedges
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Gain on mortgage and automotive loans, net	—	2	—	—
Other income, net of losses	1	3	3	(9)
Total interest rate contracts	1	5	3	(9)
Foreign exchange contracts (f)
Interest on long-term debt	(1)	5	(2)	(138)
Other income, net of losses	1	(3)	(3)	8
Total foreign exchange contracts	—	2	(5)	(130)
Equity contracts
Compensation and benefits expense	(1)	3	(2)	(3)
Total equity contracts	(1)	3	(2)	(3)
Gain (loss) recognized in earnings on derivatives	$—	$16	$(9)	$(127)

(a)
Amounts exclude losses related to interest for qualifying accounting hedges of retail automotive loans held-for-investment, which are primarily offset by the fixed coupon payments of the loans. The losses were $5 million and $15 million for the three months ended June 30, 2016, and 2015, respectively, and $12 million and $32 million for the six months ended June 30, 2016, and 2015, respectively.

(b)
Amounts exclude gains related to interest for qualifying accounting hedges of unsecured debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $11 million and $24 million for the three months ended June 30, 2016, and 2015, respectively, and $27 million and $47 million for the six months ended June 30, 2016, and 2015, respectively.

(c)
Amounts exclude gains related to interest for qualifying accounting hedges of secured debt (FHLB Advances), which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $2 million and $3 million for the three months and six months ended June 30, 2016.

(d)
Amounts exclude losses related to amortization of deferred loan basis adjustments on the de-designated hedged item of $4 million and $1 million for the three months ended June 30, 2016, and 2015, respectively, and $9 million and $1 million for the six months ended June 30, 2016, and 2015, respectively.

(e)
Amounts exclude gains related to amortization of deferred debt basis adjustments on the de-designated hedged item of $21 million and $16 million for the three months ended June 30, 2016, and 2015, respectively, and $39 million and $44 million for the six months ended June 30, 2016, and 2015, respectively.

(f)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. The losses were $1 million for the three months ended June 30, 2016, and three months ended 2015, and the gains were $3 million and $133 million for the six months ended June 30, 2016, and 2015, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes derivative instruments used in cash flow and net investment hedge accounting relationships.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Foreign exchange contracts
Loss reclassified from accumulated other comprehensive loss to income from discontinued operations, net	$—	$—	$—	$(4)
Total loss from discontinued operations, net	$—	$—	$—	$(4)
(Loss) gain recognized in other comprehensive income (a)	$—	$(2)	$(6)	$20

(a)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive income (loss) related to the revaluation of the related net investment in foreign operations, including the tax impacts of the hedge and related net investment, as disclosed separately in Note 17. There were gains of $0 million and losses of $3 million for the three months ended June 30, 2016, and 2015, respectively.

21.    Income Taxes
We recognized total income tax expense from continuing operations of $56 million and $206 million for the three months and six months ended June 30, 2016, compared to income tax expense of $94 million and $197 million for the same periods in 2015. The changes in income tax expense for the three months and six months ended June 30, 2016, compared to the same periods in 2015, were primarily driven by a tax benefit that resulted from a U.S. tax reserve release related to a prior year federal return that reduced our liability for unrecognized tax benefits during the three months ended June 30, 2016, by $175 million. This tax benefit was offset by increases in tax expense attributable to higher pretax earnings and the establishment of a valuation allowance on capital loss carryforwards.
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
Finally, as a result of the U.S. tax reserve release previously mentioned, we recorded additional capital loss carryforward deferred tax assets of $93 million. After assessing the positive and negative evidence surrounding our ability to realize these carryforwards before expiration, we established a full valuation allowance against these deferred tax assets.
22.    Fair Value
Fair Value Measurements
For purposes of this disclosure, fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market in an orderly transaction between market participants at the measurement date under current market conditions. Fair value is based on the assumptions we believe market participants would use when pricing an asset or liability. Additionally, entities are required to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring the fair value of a liability.
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no transfers between any levels for the six months ended June 30, 2016.

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

We also execute over-the-counter (OTC) and centrally-cleared derivative contracts, such as interest rate swaps, a cross-currency swap, swaptions, foreign-currency denominated forward contracts, prepaid equity forward contracts, caps, floors, and agency to-be-announced securities. For OTC contracts, we utilize third-party-developed valuation models that are widely accepted in the market to value these OTC derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves, interpolated volatility assumptions, or equity pricing) are used in the model. We classified these OTC derivative contracts as Level 2 because all significant inputs into these models were market observable. For centrally-cleared contracts, we utilize unadjusted prices obtained from the clearing house as the basis for valuation, and they are also classified as Level 2. We did not have any derivative instruments classified as Level 3 as of June 30, 2016, or December 31, 2015.
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

	Recurring fair value measurements
June 30, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$275	$—	$—	$275
U.S. States and political subdivisions	—	733	—	733
Foreign government	11	180	—	191
Mortgage-backed residential	—	12,617	—	12,617
Mortgage-backed commercial	—	506	—	506
Asset-backed	—	1,674	—	1,674
Corporate debt	—	1,602	—	1,602
Total debt securities	286	17,312	—	17,598
Equity securities (a)	599	—	—	599
Total available-for-sale securities	885	17,312	—	18,197
Other assets
Interests retained in financial asset sales	—	—	31	31
Derivative contracts in a receivable position (b)
Interest rate	1	199	—	200
Foreign currency	—	7	—	7
Other	2	—	—	2
Total derivative contracts in a receivable position	3	206	—	209
Total assets	$888	$17,518	$31	$18,437
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position (b)
Interest rate	$—	$(79)	$—	$(79)
Foreign currency	—	(2)	—	(2)
Other	(1)	(5)	—	(6)
Total derivative contracts in a payable position	(1)	(86)	—	(87)
Total liabilities	$(1)	$(86)	$—	$(87)

(a)	Our investment in any one industry did not exceed 18%.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 20.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total
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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at June 30, 2016	Net unrealized gains included in earnings still held at June 30, 2016
($ in millions)	Fair value at April 1, 2016	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Other assets
Interests retained in financial asset sales	$31	$1	(a)	$—	$—	$2	$—	$(3)	$31	$—
Total assets	$31	$1		$—	$—	$2	$—	$(3)	$31	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
	Fair value at April 1, 2015	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Fair value at June 30, 2015	Net unrealized gains included in earnings still held at June 30, 2015
($ in millions)		included in earnings		included in OCI
Assets
Mortgage loans held-for-sale, net	$3	$1	(a)	$—	$—	$—	$—	$—	$4	$1
Other assets
Interests retained in financial asset sales	42	4	(a)	—	—	—	—	(14)	32	—
Total assets	$45	$5		$—	$—	$—	$—	$(14)	$36	$1
(a)    Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at June 30, 2016	Net unrealized gains included in earnings still held at June 30, 2016
($ in millions)	Fair value at Jan. 1, 2016	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Other assets
Interests retained in financial asset sales	$40	$3	(a)	$—	$—	$6	$—	$(18)	$31	$—
Total assets	$40	$3		$—	$—	$6	$—	$(18)	$31	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2015	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Fair value at June 30, 2015	Net unrealized gains included in earnings still held at June 30, 2015
($ in millions)		included in earnings		included in OCI
Assets
Mortgage loans held-for-sale, net	$3	$1	(a)	$—	$—	$—	$—	$—	$4	$1
Other assets
Interests retained in financial asset sales	47	7	(a)	—	—	—	1	(23)	32	—
Total assets	$50	$8		$—	$—	$—	$1	$(23)	$36	$1
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain included in earnings for the three months ended		Total gain included in earnings for the six months ended
June 30, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$15	$15	$—	n/m	(a)	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	43	43	(6)	n/m	(a)	n/m	(a)
Other	—	—	46	46	(18)	n/m	(a)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	89	89	(24)	n/m	(a)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	10	10	(3)	n/m	(a)	n/m	(a)
Other	—	—	5	5	—	n/m	(a)	n/m	(a)
Total assets	$—	$—	$119	$119	$(27)	n/m		n/m
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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at June 30, 2016, and December 31, 2015.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
June 30, 2016
Financial assets
Held-to-maturity securities	$571	$—	$579	$—	$579
Loans held-for-sale, net	15	—	—	15	15
Finance receivables and loans, net	111,564	—	—	112,632	112,632
Nonmarketable equity investments	772	—	745	43	788
Financial liabilities
Deposit liabilities	$72,802	$—	$—	$73,528	$73,528
Short-term borrowings	5,994	—	—	5,996	5,996
Long-term debt	61,040	—	23,407	39,574	62,981
December 31, 2015
Financial assets
Loans held-for-sale, net	$105	$—	$—	$105	$105
Finance receivables and loans, net	110,546	—	—	110,737	110,737
Nonmarketable equity investments	418	—	391	42	433
Financial liabilities
Deposit liabilities	$66,478	$—	$—	$66,889	$66,889
Short-term borrowings	8,101	—	—	8,102	8,102
Long-term debt	66,234	—	23,018	45,157	68,175

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

•
Held-to-maturity securities — Held-to-maturity securities, which consist of residential mortgage-backed debt securities issued by government agencies, are carried at amortized cost. For fair value disclosure purposes, held-to-maturity securities are classified as Level 2, with fair value based on observable market prices, when available.

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
In certain instances as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At June 30, 2016, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/(liabilities)	Gross amounts offset in the Condensed Consolidated Balance Sheet	Net amounts of assets/(liabilities) presented in the Condensed Consolidated Balance Sheet
				Gross amounts not offset in the Condensed Consolidated Balance Sheet
June 30, 2016 ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
Assets
Derivative assets in net asset positions	$207	$—	$207	$(44)	$(143)	$20
Derivative assets in net liability positions	2	—	2	(1)	—	1
Total assets (d)	$209	$—	$209	$(45)	$(143)	$21
Liabilities
Derivative liabilities in net liability positions	$(38)	$—	$(38)	$1	$21	$(16)
Derivative liabilities in net asset positions	(44)	—	(44)	44	—	—
Derivative liabilities with no offsetting arrangements	(5)	—	(5)	—	—	(5)
Total derivative liabilities (d)	(87)	—	(87)	45	21	(21)
Securities sold under agreements to repurchase (e)	(468)	—	(468)	—	468	—
Total liabilities	$(555)	$—	$(555)	$45	$489	$(21)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. $2 million of noncash derivative collateral pledged to us was excluded at June 30, 2016. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met.

(c)
Certain agreements grant us the right to sell or pledge the noncash assets we receive as collateral. Noncash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $2 million at June 30, 2016. We have not sold or pledged any of the noncash collateral received under these agreements as of June 30, 2016.

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
Change in Reportable Segments
As a result of a change in how management views and operates our business, during the first quarter of 2016, we made changes in the composition of our operating segments. Financial information related to our Corporate Finance business is presented as a separate reportable segment. Previously, all such activity was included in Corporate and Other. Additionally, only the activity of our ongoing bulk acquisitions of mortgage loans and other originations and refinancing is presented in Mortgage Finance operations. The activity related to the management of our legacy mortgage portfolio is included in Corporate and Other. Our other operating segments, Automotive Finance operations and Insurance operations, were unchanged. Amounts for 2015 have been adjusted to conform to the current management view.
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
Insurance operations — Offers both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide vehicle service contracts, maintenance coverage, and guaranteed asset protection products. We also underwrite selected commercial insurance coverages, which primarily insure dealers' vehicle inventories.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Mortgage Finance operations — Includes the management of a held-for-investment consumer mortgage finance loan portfolio and is primarily comprised of high-quality jumbo and low-to-moderate income mortgage loans purchased or originated after January 1, 2009.
Corporate Finance operations — Provides senior secured leveraged cash flow and asset-based loans primarily to U.S.-based middle market companies. The loans are used to support leveraged buyouts, mergers and acquisitions, debt refinancing, restructurings, and working capital.
Corporate and Other primarily consists of activity related to centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes certain equity investments, the management of our legacy mortgage portfolio, and reclassifications and eliminations between the reportable operating segments. Additionally, financial information related to TradeKing for June 2016 is included within Corporate and Other.
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
Financial information for our reportable operating segments is summarized as follows.

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2016
Net financing revenue (loss)	$929	$16	$26	$29	$(16)	$984
Other revenue	77	259	—	4	34	374
Total net revenue	1,006	275	26	33	18	1,358
Provision for loan losses	170	—	—	3	(1)	172
Total noninterest expense	410	293	17	16	37	773
Income (loss) from continuing operations before income tax expense	$426	$(18)	$9	$14	$(18)	$413
Total assets	$112,356	$7,193	$8,014	$2,989	$27,379	$157,931
2015
Net financing revenue	$850	$14	$11	$22	$19	$916
Other revenue (loss)	55	268	—	6	(118)	211
Total net revenue (loss)	905	282	11	28	(99)	1,127
Provision for loan losses	132	—	4	4	—	140
Total noninterest expense	400	267	10	14	33	724
Income (loss) from continuing operations before income tax expense	$373	$15	$(3)	$10	$(132)	$263
Total assets	$113,607	$7,260	$5,623	$2,132	$27,656	$156,278

(a)	Net financing revenue after the provision for loan losses totaled $812 million and $776 million for the three months ended June 30, 2016, and 2015, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2016
Net financing revenue (loss)	$1,825	$30	$46	$57	$(23)	$1,935
Other revenue	154	513	—	10	73	750
Total net revenue	1,979	543	46	67	50	2,685
Provision for loan losses	379	—	3	9	1	392
Total noninterest expense	837	511	32	33	70	1,483
Income (loss) from continuing operations before income tax expense	$763	$32	$11	$25	$(21)	$810
Total assets	$112,356	$7,193	$8,014	$2,989	$27,379	$157,931
2015
Net financing revenue	$1,659	$26	$22	$42	$17	$1,766
Other revenue (loss)	107	536	—	12	(201)	454
Total net revenue (loss)	1,766	562	22	54	(184)	2,220
Provision for loan losses	259	—	6	(1)	(8)	256
Total noninterest expense	828	469	18	28	76	1,419
Income (loss) from continuing operations before income tax expense	$679	$93	$(2)	$27	$(252)	$545
Total assets	$113,607	$7,260	$5,623	$2,132	$27,656	$156,278

(a)	Net financing revenue after the provision for loan losses totaled $1,543 million and $1,510 million for the six months ended June 30, 2016, and 2015, respectively.
Information concerning principal geographic areas was as follows.

Three months ended June 30, ($ in millions)	Revenue (a)	Income from continuing operations before income tax expense	Net income (loss) (b)
2016
Canada	$24	$12	$10
Europe	—	—	(2)
Total foreign (c)	24	12	8
Total domestic (d)	1,334	401	352
Total	$1,358	$413	$360
2015
Canada	$28	$13	$13
Europe	—	—	17
Total foreign (c)	28	13	30
Total domestic (d)	1,099	250	152
Total	$1,127	$263	$182

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Financial Statements.

(b)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(c)	Our foreign operations as of June 30, 2016, and June 30, 2015, consist of our ongoing Insurance operations in Canada and our remaining international entities in wind-down.

(d)	Amounts include eliminations between our domestic and foreign operations.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	Revenue (a)	Income from continuing operations before income tax expense	Net income (loss) (b)
2016
Canada	$45	$22	$18
Europe	—	—	(3)
Total foreign (c)	45	22	15
Total domestic (d)	2,640	788	595
Total	$2,685	$810	$610
2015
Canada	$52	$24	$21
Europe	1	4	28
Asia-Pacific	—	—	452
Total foreign (c)	53	28	501
Total domestic (d)	2,167	517	257
Total	$2,220	$545	$758

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Financial Statements.

(b)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(c)	Our foreign operations as of June 30, 2016, and June 30, 2015, consist of our ongoing Insurance operations in Canada and our remaining international entities in wind-down.

(d)	Amounts include eliminations between our domestic and foreign operations.
25.    Parent and Guarantor Condensed Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of June 30, 2016, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statements of Comprehensive Income

Three months ended June 30, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(28)	$—	$1,293	$—	$1,265
Interest and fees on finance receivables and loans — intercompany	3	—	2	(5)	—
Interest and dividends on investment securities	—	—	99	—	99
Interest on cash and cash equivalents	1	—	3	—	4
Interest-bearing cash — intercompany	—	—	2	(2)	—
Operating leases	5	—	696	—	701
Total financing revenue and other interest income	(19)	—	2,095	(7)	2,069
Interest expense
Interest on deposits	2	—	201	—	203
Interest on short-term borrowings	10	—	2	—	12
Interest on long-term debt	290	—	146	—	436
Interest on intercompany debt	4	—	3	(7)	—
Total interest expense	306	—	352	(7)	651
Depreciation expense on operating lease assets	3	—	431	—	434
Net financing (loss) revenue	(328)	—	1,312	—	984
Cash dividends from subsidiaries
Nonbank subsidiaries	148	—	—	(148)	—
Other revenue
Insurance premiums and service revenue earned	—	—	236	—	236
(Loss) gain on mortgage and automotive loans, net	(2)	—	5	—	3
Other gain on investments, net	—	—	39	—	39
Other income, net of losses	317	—	214	(435)	96
Total other revenue	315	—	494	(435)	374
Total net revenue	135	—	1,806	(583)	1,358
Provision for loan losses	88	—	84	—	172
Noninterest expense
Compensation and benefits expense	139	—	103	—	242
Insurance losses and loss adjustment expenses	—	—	145	—	145
Other operating expenses	317	—	502	(433)	386
Total noninterest expense	456	—	750	(433)	773
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(409)	—	972	(150)	413
Income tax (benefit) expense from continuing operations	(65)	(82)	203	—	56
Net (loss) income from continuing operations	(344)	82	769	(150)	357
Income from discontinued operations, net of tax	3	—	—	—	3
Undistributed income (loss) of subsidiaries
Bank subsidiary	336	336	—	(672)	—
Nonbank subsidiaries	365	(2)	—	(363)	—
Net income	360	416	769	(1,185)	360
Other comprehensive income, net of tax	120	62	91	(153)	120
Comprehensive income	$480	$478	$860	$(1,338)	$480

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended June 30, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(16)	$—	$1,134	$—	$1,118
Interest and fees on finance receivables and loans — intercompany	2	—	5	(7)	—
Interest on loans held-for-sale	—	—	14	—	14
Interest and dividends on investment securities	—	—	93	—	93
Interest on cash and cash equivalents	1	—	1	—	2
Interest-bearing cash — intercompany	—	—	2	(2)	—
Operating leases	—	—	860	—	860
Total financing revenue and other interest income	(13)	—	2,109	(9)	2,087
Interest expense
Interest on deposits	2	—	175	—	177
Interest on short-term borrowings	10	—	2	—	12
Interest on long-term debt	292	—	127	—	419
Interest on intercompany debt	6	—	3	(9)	—
Total interest expense	310	—	307	(9)	608
Depreciation expense on operating lease assets	—	—	563	—	563
Net financing (loss) revenue	(323)	—	1,239	—	916
Cash dividends from subsidiaries
Bank subsidiaries	400	400	—	(800)	—
Nonbank subsidiaries	248	—	—	(248)	—
Other revenue
Insurance premiums and service revenue earned	—	—	237	—	237
Gain on mortgage and automotive loans, net	—	—	1	—	1
Loss on extinguishment of debt	(156)	—	—	—	(156)
Other gain on investments, net	—	—	45	—	45
Other income, net of losses	327	—	334	(577)	84
Total other revenue	171	—	617	(577)	211
Total net revenue	496	400	1,856	(1,625)	1,127
Provision for loan losses	(36)	—	176	—	140
Noninterest expense
Compensation and benefits expense	139	—	197	(100)	236
Insurance losses and loss adjustment expenses	—	—	122	—	122
Other operating expenses	310	—	533	(477)	366
Total noninterest expense	449	—	852	(577)	724
Income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	83	400	828	(1,048)	263
Income tax (benefit) expense from continuing operations	(87)	—	181	—	94
Net income from continuing operations	170	400	647	(1,048)	169
(Loss) income from discontinued operations, net of tax	(15)	—	28	—	13
Undistributed (loss) income of subsidiaries
Bank subsidiary	(132)	(132)	—	264	—
Nonbank subsidiaries	159	—	—	(159)	—
Net income	182	268	675	(943)	182
Other comprehensive loss, net of tax	(148)	(67)	(166)	233	(148)
Comprehensive income	$34	$201	$509	$(710)	$34

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(66)	$—	$2,566	$—	$2,500
Interest and fees on finance receivables and loans — intercompany	6	—	4	(10)	—
Interest and dividends on investment securities	—	—	201	—	201
Interest on cash and cash equivalents	2	—	5	—	7
Interest-bearing cash — intercompany	—	—	5	(5)	—
Operating leases	10	—	1,460	—	1,470
Total financing revenue and other interest income	(48)	—	4,241	(15)	4,178
Interest expense
Interest on deposits	4	—	392	—	396
Interest on short-term borrowings	20	—	5	—	25
Interest on long-term debt	578	—	300	—	878
Interest on intercompany debt	9	—	6	(15)	—
Total interest expense	611	—	703	(15)	1,299
Depreciation expense on operating lease assets	7	—	937	—	944
Net financing (loss) revenue	(666)	—	2,601	—	1,935
Cash dividends from subsidiaries
Nonbank subsidiaries	629	—	—	(629)	—
Other revenue
Insurance premiums and service revenue earned	—	—	466	—	466
(Loss) gain on mortgage and automotive loans, net	(5)	—	9	—	4
Loss on extinguishment of debt	(2)	—	(2)	—	(4)
Other gain on investments, net	—	—	93	—	93
Other income, net of losses	690	—	430	(929)	191
Total other revenue	683	—	996	(929)	750
Total net revenue	646	—	3,597	(1,558)	2,685
Provision for loan losses	148	—	244	—	392
Noninterest expense
Compensation and benefits expense	286	—	208	—	494
Insurance losses and loss adjustment expenses	—	—	218	—	218
Other operating expenses	656	—	1,044	(929)	771
Total noninterest expense	942	—	1,470	(929)	1,483
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(444)	—	1,883	(629)	810
Income tax (benefit) expense from continuing operations	(108)	(82)	396	—	206
Net (loss) income from continuing operations	(336)	82	1,487	(629)	604
Income (loss) from discontinued operations, net of tax	9	—	(3)	—	6
Undistributed income (loss) of subsidiaries
Bank subsidiary	607	607	—	(1,214)	—
Nonbank subsidiaries	330	(2)	—	(328)	—
Net income	610	687	1,484	(2,171)	610
Other comprehensive income, net of tax	266	145	243	(388)	266
Comprehensive income	$876	$832	$1,727	$(2,559)	$876

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(12)	$—	$2,204	$—	$2,192
Interest and fees on finance receivables and loans — intercompany	12	—	21	(33)	—
Interest on loans held-for-sale	—	—	38	—	38
Interest and dividends on investment securities	—	—	181	—	181
Interest on cash and cash equivalents	1	—	3	—	4
Interest-bearing cash — intercompany	—	—	4	(4)	—
Operating leases	—	—	1,756	—	1,756
Total financing revenue and other interest income	1	—	4,207	(37)	4,171
Interest expense
Interest on deposits	5	—	344	—	349
Interest on short-term borrowings	20	—	3	—	23
Interest on long-term debt	584	—	264	—	848
Interest on intercompany debt	25	—	12	(37)	—
Total interest expense	634	—	623	(37)	1,220
Depreciation expense on operating lease assets	—	—	1,185	—	1,185
Net financing (loss) revenue	(633)	—	2,399	—	1,766
Cash dividends from subsidiaries
Bank subsidiaries	525	525	—	(1,050)	—
Nonbank subsidiaries	486	—	—	(486)	—
Other revenue
Insurance premiums and service revenue earned	—	—	470	—	470
(Loss) gain on mortgage and automotive loans, net	(8)	—	55	—	47
Loss on extinguishment of debt	(353)	—	(1)	—	(354)
Other gain on investments, net	—	—	100	—	100
Other income, net of losses	678	—	690	(1,177)	191
Total other revenue	317	—	1,314	(1,177)	454
Total net revenue	695	525	3,713	(2,713)	2,220
Provision for loan losses	64	—	192	—	256
Noninterest expense
Compensation and benefits expense	293	—	422	(224)	491
Insurance losses and loss adjustment expenses	—	—	178	—	178
Other operating expenses	620	—	1,083	(953)	750
Total noninterest expense	913	—	1,683	(1,177)	1,419
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(282)	525	1,838	(1,536)	545
Income tax (benefit) expense from continuing operations	(202)	—	399	—	197
Net (loss) income from continuing operations	(80)	525	1,439	(1,536)	348
Income from discontinued operations, net of tax	372	—	38	—	410
Undistributed income of subsidiaries
Bank subsidiary	48	48	—	(96)	—
Nonbank subsidiaries	418	—	—	(418)	—
Net income	758	573	1,477	(2,050)	758
Other comprehensive loss, net of tax	(117)	(25)	(119)	144	(117)
Comprehensive income	$641	$548	$1,358	$(1,906)	$641

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

June 30, 2016 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$796	$—	$994	$—	$1,790
Interest-bearing	700	—	3,241	—	3,941
Interest-bearing — intercompany	—	—	839	(839)	—
Total cash and cash equivalents	1,496	—	5,074	(839)	5,731
Available-for-sale securities	—	—	18,197	—	18,197
Held-to-maturity securities	—	—	571	—	571
Loans held-for-sale, net	—	—	15	—	15
Finance receivables and loans, net
Finance receivables and loans, net	3,162	—	109,491	—	112,653
Intercompany loans to
Bank subsidiary	1,400	—	—	(1,400)	—
Nonbank subsidiaries	2,319	—	561	(2,880)	—
Allowance for loan losses	(76)	—	(1,013)	—	(1,089)
Total finance receivables and loans, net	6,805	—	109,039	(4,280)	111,564
Investment in operating leases, net	59	—	13,696	—	13,755
Intercompany receivables from
Bank subsidiary	293	—	—	(293)	—
Nonbank subsidiaries	91	—	124	(215)	—
Investment in subsidiaries
Bank subsidiary	17,257	17,257	—	(34,514)	—
Nonbank subsidiaries	10,837	1	—	(10,838)	—
Premiums receivable and other insurance assets	—	—	1,868	(24)	1,844
Other assets	4,537	—	4,612	(2,895)	6,254
Total assets	$41,375	$17,258	$153,196	$(53,898)	$157,931
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$94	$—	$94
Interest-bearing	200	—	72,508	—	72,708
Total deposit liabilities	200	—	72,602	—	72,802
Short-term borrowings	3,576	—	2,418	—	5,994
Long-term debt	21,625	—	39,415	—	61,040
Intercompany debt to
Nonbank subsidiaries	1,400	—	3,719	(5,119)	—
Intercompany payables to
Bank subsidiary	203	—	—	(203)	—
Nonbank subsidiaries	164	—	165	(329)	—
Interest payable	251	—	176	—	427
Unearned insurance premiums and service revenue	—	—	2,465	—	2,465
Accrued expenses and other liabilities	345	—	4,142	(2,895)	1,592
Total liabilities	27,764	—	125,102	(8,546)	144,320
Total equity	13,611	17,258	28,094	(45,352)	13,611
Total liabilities and equity	$41,375	$17,258	$153,196	$(53,898)	$157,931

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2015 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,234	$—	$914	$—	$2,148
Interest-bearing	401	—	3,831	—	4,232
Interest-bearing — intercompany	—	—	850	(850)	—
Total cash and cash equivalents	1,635	—	5,595	(850)	6,380
Available-for-sale securities	—	—	17,157	—	17,157
Loans held-for-sale, net	—	—	105	—	105
Finance receivables and loans, net
Finance receivables and loans, net	2,636	—	108,964	—	111,600
Intercompany loans to
Bank subsidiary	600	—	—	(600)	—
Nonbank subsidiaries	3,277	—	559	(3,836)	—
Allowance for loan losses	(72)	—	(982)	—	(1,054)
Total finance receivables and loans, net	6,441	—	108,541	(4,436)	110,546
Investment in operating leases, net	81	—	16,190	—	16,271
Intercompany receivables from
Bank subsidiary	186	—	—	(186)	—
Nonbank subsidiaries	259	—	282	(541)	—
Investment in subsidiaries
Bank subsidiary	16,496	16,496	—	(32,992)	—
Nonbank subsidiaries	10,902	11	—	(10,913)	—
Premiums receivable and other insurance assets	—	—	1,827	(26)	1,801
Other assets	4,785	—	4,488	(2,952)	6,321
Total assets	$40,785	$16,507	$154,185	$(52,896)	$158,581
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$89	$—	$89
Interest-bearing	229	—	66,160	—	66,389
Total deposit liabilities	229	—	66,249	—	66,478
Short-term borrowings	3,453	—	4,648	—	8,101
Long-term debt	21,048	—	45,186	—	66,234
Intercompany debt to
Nonbank subsidiaries	1,409	—	3,877	(5,286)	—
Intercompany payables to
Bank subsidiary	142	—	—	(142)	—
Nonbank subsidiaries	420	—	191	(611)	—
Interest payable	258	—	92	—	350
Unearned insurance premiums and service revenue	—	—	2,434	—	2,434
Accrued expenses and other liabilities	387	82	4,028	(2,952)	1,545
Total liabilities	27,346	82	126,705	(8,991)	145,142
Total equity	13,439	16,425	27,480	(43,905)	13,439
Total liabilities and equity	$40,785	$16,507	$154,185	$(52,896)	$158,581

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$132	$—	$2,919	$(629)	$2,422
Investing activities
Purchases of available-for-sale securities	—	—	(8,657)	—	(8,657)
Proceeds from sales of available-for-sale securities	—	—	6,584	—	6,584
Proceeds from maturities and repayments of available-for-sale securities	—	—	1,536	—	1,536
Purchases of held-to-maturity securities	—	—	(571)	—	(571)
Net increase in finance receivables and loans	(834)	—	(4,819)	—	(5,653)
Proceeds from sales of finance receivables and loans originated as held-for-investment	—	—	4,156	—	4,156
Net change in loans — intercompany	61	—	(2)	(59)	—
Purchases of operating lease assets	—	—	(1,472)	—	(1,472)
Disposals of operating lease assets	9	—	3,038	—	3,047
Acquisitions of subsidiaries, net of cash acquired	(288)	—	—	—	(288)
Capital contributions to subsidiaries	(988)	—	—	988	—
Returns of contributed capital	1,971	8	—	(1,979)	—
Net change in restricted cash	1	—	481	—	482
Net change in nonmarketable equity investments	—	—	(354)	—	(354)
Other, net	(82)	—	13	—	(69)
Net cash (used in) provided by investing activities	(150)	8	(67)	(1,050)	(1,259)
Financing activities
Net change in short-term borrowings — third party	123	—	(2,235)	—	(2,112)
Net (decrease) increase in deposits	(29)	—	6,337	—	6,308
Proceeds from issuance of long-term debt — third party	1,115	—	7,905	—	9,020
Repayments of long-term debt — third party	(596)	—	(13,709)	—	(14,305)
Net change in debt — intercompany	(8)	—	(62)	70	—
Redemption of preferred stock	(696)	—	—	—	(696)
Dividends paid — third party	(30)	—	—	—	(30)
Dividends paid and returns of contributed capital — intercompany	—	(8)	(2,600)	2,608	—
Capital contributions from parent	—	—	988	(988)	—
Net cash used in financing activities	(121)	(8)	(3,376)	1,690	(1,815)
Effect of exchange-rate changes on cash and cash equivalents	—	—	3	—	3
Net decrease in cash and cash equivalents	(139)	—	(521)	11	(649)
Cash and cash equivalents at beginning of year	1,635	—	5,595	(850)	6,380
Cash and cash equivalents at June 30,	$1,496	$—	$5,074	$(839)	$5,731

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash (used in) provided by operating activities	$(64)	$525	$2,817	$(1,535)	$1,743
Investing activities
Purchases of investment securities	—	—	(8,165)	—	(8,165)
Proceeds from sales of available-for-sale securities	—	—	2,865	—	2,865
Proceeds from maturities and repayments of available-for -sale securities	—	—	2,192	—	2,192
Net decrease (increase) in finance receivables and loans	787	—	(6,258)	—	(5,471)
Proceeds from sales of finance receivables and loans originated as held-for-investment	—	—	1,582	—	1,582
Net change in loans — intercompany	2,598	—	1,259	(3,857)	—
Purchases of operating lease assets	—	—	(2,348)	—	(2,348)
Disposals of operating lease assets	—	—	2,709	—	2,709
Capital contributions to subsidiaries	(169)	(1)	1	169	—
Returns of contributed capital	602	—	—	(602)	—
Proceeds from sale of business unit, net	1,049	—	—	—	1,049
Net change in restricted cash	—	—	449	—	449
Net change in nonmarketable equity investments	—	—	88	—	88
Other, net	(10)	—	(132)	—	(142)
Net cash provided by (used in) investing activities	4,857	(1)	(5,758)	(4,290)	(5,192)
Financing activities
Net change in short-term borrowings — third party	121	—	2,824	—	2,945
Net (decrease) increase in deposits	(72)	—	3,785	—	3,713
Proceeds from issuance of long-term debt — third party	3,780	—	14,038	—	17,818
Repayments of long-term debt — third party	(5,837)	—	(13,147)	—	(18,984)
Net change in debt — intercompany	(1,131)	—	(2,597)	3,728	—
Repurchase and redemption of preferred stock	(442)	—	—	—	(442)
Dividends paid — third party	(1,318)	—	—	—	(1,318)
Dividends paid and returns of contributed capital — intercompany	—	(525)	(1,612)	2,137	—
Capital contributions from parent	—	1	168	(169)	—
Net cash (used in) provided by financing activities	(4,899)	(524)	3,459	5,696	3,732
Effect of exchange-rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Net (decrease) increase in cash and cash equivalents	(106)	—	517	(129)	282
Cash and cash equivalents at beginning of year	2,286	—	3,905	(615)	5,576
Cash and cash equivalents at June 30,	$2,180	$—	$4,422	$(744)	$5,858
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
27.    Subsequent Events
Declaration of Quarterly Dividend Payment and Authorization of Stock Repurchase Program
On July 18, 2016, the Ally Board of Directors declared a quarterly dividend payment of $0.08 per share on all common stock. The dividend is payable on August 15, 2016, to shareholders of record at the close of business on August 1, 2016. Additionally, the Ally Board of Directors authorized a common stock repurchase program of up to $700 million beginning in the third quarter of 2016 and continuing through the second quarter of 2017.

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
The following table presents selected Condensed Consolidated Statement of Comprehensive Income and market price data.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share and share data)	2016	2015	2016	2015
Total financing revenue and other interest income	$2,069	$2,087	$4,178	$4,171
Total interest expense	651	608	1,299	1,220
Depreciation expense on operating lease assets	434	563	944	1,185
Net financing revenue	984	916	1,935	1,766
Total other revenue	374	211	750	454
Total net revenue	1,358	1,127	2,685	2,220
Provision for loan losses	172	140	392	256
Total noninterest expense	773	724	1,483	1,419
Income from continuing operations before income tax expense	413	263	810	545
Income tax expense from continuing operations	56	94	206	197
Net income from continuing operations	357	169	604	348
Income from discontinued operations, net of tax	3	13	6	410
Net income	$360	$182	$610	$758
Basic earnings per common share:
Net income (loss) from continuing operations	$0.70	$(2.24)	$1.18	$(2.01)
Net income (loss)	0.71	(2.22)	1.20	(1.16)
Weighted-average common shares outstanding (a)	485,370,318	482,847,164	484,801,782	482,550,842
Diluted earnings per common share:
Net income (loss) from continuing operations	$0.70	$(2.24)	$1.18	$(2.01)
Net income (loss)	0.71	(2.22)	1.19	(1.16)
Weighted-average common shares outstanding (a) (b)	486,074,474	482,847,164	485,364,351	482,550,842
Market price per common share:
High closing	$18.66	$23.66	$18.88	$23.88
Low closing	14.90	19.95	14.90	18.71
Period-end closing	17.07	22.43	17.07	22.43
Period-end common shares outstanding	483,753,360	481,750,247	483,753,360	481,750,247

(a)	Includes shares related to share-based compensation that vested but were not yet issued for the three months and six months ended June 30, 2016, and 2015, respectively.

(b)
Due to antidilutive effect of the net loss from continuing operations attributable to common shareholders for the three months and six months ended June 30, 2015, basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents selected balance sheet and ratio data.

	At and for the three months ended June 30,		At and for the six months ended June 30,
($ in millions)	2016	2015	2016	2015
Selected period-end balance sheet data:
Total assets	$157,931	$156,278	$157,931	$156,278
Total deposit liabilities	$72,802	$61,930	$72,802	$61,930
Long-term debt	$61,040	$65,675	$61,040	$65,675
Preferred stock	$—	$813	$—	$813
Total equity	$13,611	$14,295	$13,611	$14,295
Financial ratios:
Return on average assets (a)	0.93%	0.48%	0.78%	1.01%
Return on average equity (a)	10.61%	4.98%	8.98%	10.08%
Return on average tangible common equity (non-GAAP) (b)	9.72%	(30.43)%	8.93%	(8.13)%
Equity to assets (a)	8.72%	9.58%	8.71%	9.98%
Net interest spread (a) (c)	2.57%	2.43%	2.53%	2.37%
Net yield on interest-earning assets (a) (d)	2.68%	2.55%	2.64%	2.49%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)
Return on average tangible common equity (ROTCE) is a non-GAAP measure that management believes is important to the reader of the Condensed Consolidated Financial Statements but should be supplemental to, and not a substitute for, primary measures of accounting principles generally accepted in the United States of America (GAAP). It is computed as net income available to common shareholders under GAAP and includes preferred dividends and premiums paid, divided by a two-period average of tangible common equity (non-GAAP). Tangible common equity is calculated as average total shareholder's equity, $13,717 million and $15,114 million for the three months ended June 30, 2016, and 2015, respectively, and $13,525 million and $14,847 million for the six months ended June 30, 2016, and 2015, respectively, less preferred equity, goodwill, and identifiable intangibles net of deferred tax liabilities of $498 million and $1,061 million for the three months ended June 30, 2016, and 2015, respectively, and $498 million and $1,061 million for the six months ended June 30, 2016, and 2015, respectively. Other companies may define or calculate this measure differently. We believe this measure is useful to investors, analysts, and banking regulators because, by removing the effect of preferred stock, goodwill, and identifiable intangibles net of deferred tax liabilities from shareholder’s equity, it allows investors, analysts, and banking regulators to more easily compare our return on equity to other companies in the industry who present a similar measure. We also believe that removing preferred stock, goodwill, and identifiable intangibles net of deferred tax liabilities from shareholder’s equity, and including the impact of preferred dividends and premiums paid in net income is a more relevant measure of the return on our common shareholders' equity.

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

	June 30, 2016		June 30, 2015
($ in millions)	Transitional	Fully Phased-in (a)	Transitional	Fully Phased-in (a)
Common Equity Tier 1 capital ratio	9.59%	9.31%	9.83%	9.29%
Tier 1 capital ratio	11.18%	11.13%	11.74%	11.65%
Total capital ratio	12.83%	12.77%	12.63%	12.56%
Tier 1 leverage ratio (to adjusted quarterly average assets) (b)	9.63%	9.61%	10.35%	10.33%
Total equity	$13,611	$13,611	$14,295	$14,295
Preferred stock	—	—	(813)	(813)
Goodwill and certain other intangibles	(252)	(273)	(27)	(27)
Deferred tax assets arising from net operating loss and tax credit carryforwards (c)	(466)	(777)	(440)	(1,100)
Other adjustments	(64)	(64)	166	166
Common Equity Tier 1 capital	12,829	12,497	13,181	12,521
Preferred stock	—	—	725	696
Trust preferred securities	2,488	2,488	2,546	2,546
Deferred tax assets arising from net operating loss and tax credit carryforwards	(311)	—	(660)	—
Other adjustments	(47)	(47)	(58)	(58)
Tier 1 capital	14,959	14,938	15,734	15,705
Qualifying subordinated debt and other instruments qualifying as Tier 2	1,165	1,165	275	304
Qualifying allowance for credit losses	1,089	1,089	975	975
Other adjustments	(47)	(47)	(58)	(58)
Total capital	$17,166	$17,145	$16,926	$16,926
Risk-weighted assets (d)	$133,787	$134,225	$134,023	$134,791

(a)
Our fully phased-in capital ratios are non-GAAP financial measures that management believes are important to the reader of the Condensed Consolidated Financial Statements but should be supplemental to, and not a substitute for, primary GAAP measures. The fully phased-in capital ratios are compared to the transitional capital ratios above. We believe these capital ratios are important because we believe investors, analysts, and banking regulators may assess our capital utilization and adequacy using these ratios. Additionally, presentation of these ratios allows readers to compare certain aspects of our capital utilization and adequacy on the same basis to other companies in the industry.

(b)
Tier 1 leverage ratio equals Tier 1 capital divided by adjusted quarterly average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, and disallowed deferred tax assets).

(c)	Contains disallowed deferred tax assets under and Basel III as applicable.

(d)	Risk-weighted assets are defined by regulation and are determined by allocating assets and specified off-balance sheet financial instruments into various risk categories.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Overview
Ally Financial Inc. (referred to herein as Ally, Parent, we, our, or us) is a leading digital financial services company offering financial products for consumers, businesses, automotive dealers and corporate clients. Founded in 1919, we are a leading financial services company with over 95 years of experience providing a broad array of financial products and services. We operate as a financial holding company (FHC) and a bank holding company (BHC). Our banking subsidiary, Ally Bank, is an award-winning online bank, and an indirect, wholly-owned subsidiary of Ally Financial Inc. with a distinct brand and focus on customers, offering a variety of deposit and other banking products.
Discontinued Operations
During 2013 and 2012, certain disposal groups met the criteria to be presented as discontinued operations. The remaining activity relates to previous discontinued operations for which we continue to have minimal residual costs. For all periods presented, the operating results for these operations have been removed from continuing operations. Refer to Note 3 to the Condensed Consolidated Financial Statements for more details. The MD&A has been adjusted to exclude discontinued operations unless otherwise noted.
Change in Reportable Segments
As a result of a change in how management views and operates our business, during the first quarter of 2016, we made changes in the composition of our operating segments. Financial information related to our Corporate Finance business is presented as a separate reportable segment. Previously, all such activity was included in Corporate and Other. Additionally, only the activity of our ongoing bulk acquisitions of mortgage loans and other originations and refinancing is presented in Mortgage Finance operations. The activity related to the management of our legacy mortgage portfolio is included in Corporate and Other. Our other operating segments, Automotive Finance operations and Insurance operations, were unchanged. Amounts for 2015 have been adjusted to conform to the current management view. In connection with the change in operating segments, we defined additional classes of finance receivables and loans: Mortgage Finance and Mortgage — Legacy. Mortgage Finance includes consumer mortgage loans from our ongoing mortgage operations and Mortgage — Legacy includes consumer mortgage loans originated prior to 2009.
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
Segment results include cost of funds associated with product offerings. For products originated at Ally Bank, the cost of funds is more beneficial than products originated at other entities as Ally Bank helps fund assets at a lower cost. Noninterest costs associated with deposit gathering activities were $57 million and $125 million during the three and six months ended June 30, 2016, respectively, and are allocated to each segment based on their relative balance sheet.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2016	2015	Favorable/ (unfavorable) % change	2016	2015	Favorable/ (unfavorable) % change
Total net revenue (loss)
Dealer Financial Services
Automotive Finance	$1,006	$905	11	$1,979	$1,766	12
Insurance	275	282	(2)	543	562	(3)
Mortgage Finance	26	11	136	46	22	109
Corporate Finance	33	28	18	67	54	24
Corporate and Other	18	(99)	118	50	(184)	127
Total	$1,358	$1,127	20	$2,685	$2,220	21
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$426	$373	14	$763	$679	12
Insurance	(18)	15	n/m	32	93	(66)
Mortgage Finance	9	(3)	n/m	11	(2)	n/m
Corporate Finance	14	10	40	25	27	(7)
Corporate and Other	(18)	(132)	86	(21)	(252)	92
Total	$413	$263	57	$810	$545	49
n/m = not meaningful

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

•
Our Dealer Financial Services operations offer a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services consist of two separate reportable segments — Automotive Finance and Insurance operations.

Our automotive finance services include providing retail installment sales contracts, loans, and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, fleet financing, and vehicle remarketing services. The business is centered on our strong and longstanding relationships with automotive dealers and serves the financial needs of 18,000 dealers in the United States, including over 11,000 dealers outside of the General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler) channels, and approximately 4.4 million of their retail customers with a wide range of financial services and insurance products. We believe our dealer-focused business model, with a focus on premium service and deep relationships, value added products and services, and full credit spectrum expertise proven over many credit cycles, makes us the preferred automotive finance company for thousands of our automotive dealer customers. We have developed particularly strong relationships with thousands of dealers resulting from our longstanding relationship with GM as well as relationships with other manufacturers, including Chrysler, providing us with an extensive understanding of the operating needs of these dealers relative to other automotive finance companies. During the first quarter of 2016, we completed the national roll-out of our used lease product.
We have established relationships with thousands of Growth channel (non-GM/Chrysler) dealers through our customer-centric approach and specialized incentive programs. The Growth channel was established as a formal channel in 2012 to focus on developing dealer relationships beyond our existing relationships that primarily were developed through our role as a captive finance company historically for GM and more recently for Chrysler brands. The success of the Growth channel has been a key enabler to converting our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have over 11,000 dealer relationships, of which approximately 10,000 are franchised dealers from brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda and others; RV dealers; and used vehicle only retailers, which have a national presence.
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide vehicle service contracts (VSC), maintenance coverage, and guaranteed asset protection (GAP) products. We also underwrite selected commercial insurance coverages, which primarily insure dealers' wholesale vehicle inventory. As part of our continued efforts to diversify, our Insurance operations launched its new flagship vehicle service contract offering, Ally Premier Protection, nationwide for new and used vehicles of virtually all makes and models in June 2015. Ally Premier Protection is replacing the General Motors Protection Plan nameplate, which will be discontinued in November 2016.

•
Our Mortgage Finance operations are limited to the management of a held-for-investment consumer mortgage finance loan portfolio and is primarily comprised of high-quality jumbo and low-to-moderate income (LMI) mortgage loans purchased or originated after January 1, 2009. During the three months and six months ended June 30, 2016, we continued to execute bulk purchases of mortgage loans that were originated by third parties. Year-to-date purchases have totaled $2.4 billion.

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

•
Corporate and Other primarily consists of activity related to centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and asset liability management (ALM) activities. Corporate and Other also includes certain equity investments, the management of our legacy mortgage portfolio, and reclassifications and eliminations between the reportable operating segments. On June 1, 2016, we completed the acquisition of TradeKing Group, Inc. (TradeKing), a digital wealth management company with an online broker/dealer, digital portfolio management platform, and educational content and social collaboration channels. Financial information related to TradeKing for June 2016 is included within Corporate and Other.

During the second quarter of 2016, we launched the Ally CashBack Credit Card. This offering will generate fee revenue with no direct credit risk exposure due to the structure of the co-brand relationship, and the related activity will be included in Corporate and Other.
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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2016	2015	Favorable/ (unfavorable) % change	2016	2015	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$2,069	$2,087	(1)	$4,178	$4,171	—
Total interest expense	651	608	(7)	1,299	1,220	(6)
Depreciation expense on operating lease assets	434	563	23	944	1,185	20
Net financing revenue	984	916	7	1,935	1,766	10
Other revenue
Insurance premiums and service revenue earned	236	237	—	466	470	(1)
Gain on mortgage and automotive loans, net	3	1	n/m	4	47	(91)
Loss on extinguishment of debt	—	(156)	100	(4)	(354)	99
Other gain on investments, net	39	45	(13)	93	100	(7)
Other income, net of losses	96	84	14	191	191	—
Total other revenue	374	211	77	750	454	65
Total net revenue	1,358	1,127	20	2,685	2,220	21
Provision for loan losses	172	140	(23)	392	256	(53)
Noninterest expense
Compensation and benefits expense	242	236	(3)	494	491	(1)
Insurance losses and loss adjustment expenses	145	122	(19)	218	178	(22)
Other operating expenses	386	366	(5)	771	750	(3)
Total noninterest expense	773	724	(7)	1,483	1,419	(5)
Income from continuing operations before income tax expense	413	263	57	810	545	49
Income tax expense from continuing operations	56	94	40	206	197	(5)
Net income from continuing operations	$357	$169	111	$604	$348	74
n/m = not meaningful
We earned net income from continuing operations of $357 million and $604 million for the three months and six months ended June 30, 2016, respectively, compared to $169 million and $348 million for the three months and six months ended June 30, 2015, respectively. The increases were primarily due to lower losses on the extinguishment of debt due to debt tender offers in 2015, and an increase in net financing revenue. The increase for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, was partially offset by an increase in the provision for loan losses, and an increase in insurance losses and loss adjustment expenses as a result of higher weather-related losses in the second quarter of 2016. The increase for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, was partially offset by an increase in the provision for loan losses, a decrease in gain on mortgage and automotive loans, and an increase in insurance losses and loss adjustment expenses.
Total financing revenue and other interest income remained relatively flat for the three months and six months ended June 30, 2016, compared to the same periods in 2015. Total financing revenue and other interest income at our Automotive Finance operations was favorably impacted by higher consumer financing revenue primarily due to the successful execution of our continued strategic focus on expanding risk adjusted returns, as well as higher commercial financing revenue primarily resulting from an increase in dealer floorplan assets. These trends offset the decrease in operating lease revenue, net of depreciation, as a result of GM's decision to provide subvention programs for their products exclusively through a wholly-owned subsidiary. Total financing revenue and other interest income at our Mortgage Finance operations was favorably impacted due to portfolio growth as a result of bulk acquisitions of mortgage loans.
Total interest expense increased 7% and 6% for the three months and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Interest on deposits increased $26 million and $47 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, due to continued deposit growth. Interest on debt increased $17 million and $32 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily as a result of increased rates on secured debt. Additionally, the increase in interest on debt for the six months ended June 30, 2016, was unfavorably impacted by derivative activity driven primarily by declines in interest rate and exchange rate hedging, and a decrease in deferred debt amortization income resulting

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

from accelerated amortization in 2015 related to debt tender offers. The increases were partially offset by the repayment of higher-cost legacy debt, and lower unsecured debt due to refinancing activity.
Net gain on mortgage and automotive loans increased $2 million and decreased $43 million and for the three months and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The gain for the six months ended June 30, 2015, was primarily due to a sale of a portfolio of troubled debt restructuring (TDR) loans from our consumer mortgage portfolio.
Loss on extinguishment of debt decreased $156 million and $350 million for the three months and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The decreases were primarily due to the execution of tender offers for legacy, high-cost debt in 2015.
The provision for loan losses was $172 million and $392 million for the three months and six months ended June 30, 2016, respectively, compared to $140 million and $256 million for the same periods in 2015. The increase in provision for loan losses is primarily due to the change in our portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum. The increase is also partly attributable to continued growth within our commercial loan portfolio combined with reserve releases within the commercial automotive portfolio during the three months and six months ended June 30, 2015, that did not repeat in the same periods in 2016.
Insurance losses and loss adjustment expenses increased $23 million and $40 million for the three months and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increases were primarily due to severe hailstorms, which drove higher weather-related losses.
We recognized total income tax expense from continuing operations of $56 million and $206 million for the three months and six months ended June 30, 2016, compared to income tax expense of $94 million and $197 million for the same periods in 2015. The changes in income tax expense for the three months and six months ended June 30, 2016, compared to the same periods in 2015, were primarily driven by a tax benefit that resulted from a U.S. tax reserve release related to a prior year federal return that reduced our liability for unrecognized tax benefits during the three months ended June 30, 2016, by $175 million. This tax benefit was offset by increases in tax expense attributable to higher pretax earnings and the establishment of a valuation allowance on capital loss carryforwards. The U.S. tax reserve release and establishment of a valuation allowance cause significant differences in the usual relationship of income tax expense to pretax earnings.
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
Automotive Finance
Results of Operations
The following table summarizes the operating results of our Automotive Finance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2016	2015	Favorable/ (unfavorable) % change	2016	2015	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$877	$785	12	$1,743	$1,530	14
Commercial	262	235	11	514	473	9
Loans held-for-sale	—	14	(100)	—	33	(100)
Operating leases	701	860	(18)	1,470	1,756	(16)
Other interest income	2	2	—	5	4	25
Total financing revenue and other interest income	1,842	1,896	(3)	3,732	3,796	(2)
Interest expense	479	483	1	963	952	(1)
Depreciation expense on operating lease assets	434	563	23	944	1,185	20
Net financing revenue	929	850	9	1,825	1,659	10
Other revenue
Gain (loss) on automotive loans, net	5	(6)	183	10	(21)	(148)
Other income	72	61	18	144	128	13
Total other revenue	77	55	40	154	107	44
Total net revenue	1,006	905	11	1,979	1,766	12
Provision for loan losses	170	132	(29)	379	259	(46)
Noninterest expense
Compensation and benefits expense	118	123	4	244	249	2
Other operating expenses	292	277	(5)	593	579	(2)
Total noninterest expense	410	400	(3)	837	828	(1)
Income from continuing operations before income tax expense	$426	$373	14	$763	$679	12
Total assets	$112,356	$113,607	(1)	$112,356	$113,607	(1)
Components of net operating lease revenue, included in amounts above, were as follows.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2016	2015	Favorable/ (unfavorable) % change	2016	2015	Favorable/ (unfavorable) % change
Net operating lease revenue
Operating lease revenue	$701	$860	(18)	$1,470	$1,756	(16)
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains)	520	671	23	1,085	1,363	20
Remarketing gains	(86)	(108)	(20)	(141)	(178)	(21)
Total depreciation expense on operating lease assets	434	563	23	944	1,185	20
Total net operating lease revenue	$267	$297	(10)	$526	$571	(8)
Our Automotive Finance operations earned income from continuing operations before income tax expense of $426 million and $763 million for the three months and six months ended June 30, 2016, respectively, compared to $373 million and $679 million for the three

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

months and six months ended June 30, 2015, respectively. Results for the three months and six months ended June 30, 2016, were favorably impacted by higher consumer financing revenue primarily due to the successful execution of our continued strategic focus on expanding risk adjusted returns and an increase in consumer assets, as well as higher commercial financing revenue primarily resulting from an increase in dealer floorplan assets and higher benchmark rates. These increases were partially offset by an increase in provision for loan losses primarily due to the change in our portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, as well as a decrease in net operating lease revenue primarily resulting from run-off of our GM lease portfolio.
Consumer financing revenue (combined with interest income on consumer loans held-for-sale) increased $78 million and $180 million for the three months and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increases are primarily due to improved portfolio yields as a result of the successful execution of our continued strategic focus on expanding risk adjusted returns, as well as continued asset growth in the Growth and Chrysler channels. Consumer originations in both the Growth and Chrysler channels increased by 11% for the six months ended June 30, 2016, compared to the same period in 2015.
Commercial financing revenue increased $27 million and $41 million for the three months and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to higher floorplan assets driven by higher average vehicle prices and a shift in vehicle mix towards trucks and sport utility vehicles.
Total net operating lease revenue decreased 10% and 8% for the three months and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The decreases were primarily driven by lower operating lease revenue as a result of GM portfolio run-off outpacing originations, which were partially offset by a corresponding decrease in depreciation expense on operating lease assets. The decreases were also due to lower lease remarketing gains driven by lower gain per unit, partially offset by an increase in termination volume. We recognized remarketing gains of $86 million and $141 million for the three months and six months ended June 30, 2016, respectively, compared to $108 million and $178 million for the same periods in 2015.
Other income increased $11 million and $16 million for the three months and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to an increase in servicing fee income resulting from higher levels of off-balance sheet retail serviced assets.
The provision for loan losses was $170 million and $379 million for the three months and six months ended June 30, 2016, respectively, compared to $132 million and $259 million for the same periods in 2015. The increases were primarily due to the change in our portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, as well as reserve releases within the commercial automotive portfolio in the three months and six months ended June 30, 2015, that did not repeat in the same periods in 2016.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing Volume
The following tables present retail originations by credit tier, average buy rate, and NAALR.

Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average buy rate (b)	NAALR (c)	Average FICO®
Three months ended June 30, 2016
S	$2.7	32	3.55%	(0.12)%	757
A	3.7	43	5.87	(0.78)	669
B	1.7	20	9.51	(2.75)	642
C	0.4	5	13.53	(5.68)	607
Total retail originations	$8.5	100	6.33	(1.24)	686
Three months ended June 30, 2015
S	$3.4	35	3.20%	(0.16)%	748
A	3.7	38	5.15	(0.80)	673
B	2.0	20	8.53	(2.14)	636
C	0.7	7	12.13	(3.74)	599
Total retail originations	$9.8	100	5.75	(1.12)	685
Six months ended June 30, 2016
S	$5.2	31	3.52%	(0.13)%	757
A	7.2	43	5.79	(0.79)	668
B	3.3	20	9.43	(2.61)	641
C	0.9	5	13.50	(5.14)	606
D	0.1	1	18.03	(8.17)	576
Total retail originations	$16.7	100	6.32	(1.20)	685
Six months ended June 30, 2015
S	$6.1	34	3.13%	(0.15)%	752
A	6.9	38	5.09	(0.81)	674
B	3.6	20	8.58	(2.21)	636
C	1.3	7	12.19	(3.82)	600
D	0.1	1	17.51	(5.89)	572
Total retail originations	$18.0	100	5.74	(1.12)	686

(a)
Represents Ally's internal credit score, incorporating numerous borrower and structure attributes including: FICO® Score; severity and aging of delinquency; number of credit inquiries; loan-to-value ratio; and payment-to-income ratio. We originated an insignificant amount of retail loans classified as Tier D during the three months ended June 30, 2016, and 2015, and Tier E during the three months and six months ended June 30, 2016, and 2015.

(b)	Simple weighted average rate at which Ally purchases a retail loan contract from a dealer.

(c)	Projected Net Average Annualized Loss Rate.
For the three months ended June 30, 2016, as compared to projections a year ago for the three months ended June 30, 2015, the increase in NAALR was 12 basis points, while the average buy rate for retail originations increased by 58 basis points.
The following table presents the total retail and lease origination dollars and percentage mix by product type.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2016	2015	2016	2015
New retail standard	$4,364	$5,192	47	48
Used retail	4,024	3,961	43	37
Lease	871	961	9	9
New retail subvented	128	690	1	6
Total consumer automotive financing originations (a)	$9,387	$10,804	100	100

(a)
Includes Commercial Services Group (CSG) originations of $849 million and $958 million for the three months ended June 30, 2016, and 2015, respectively, and RV originations of $147 million and $123 million for the three months ended June 30, 2016, and 2015, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2016	2015	2016	2015
New retail standard	$8,404	$9,279	46	45
Used retail	8,116	7,547	44	36
Lease	1,704	2,604	9	13
New retail subvented	204	1,218	1	6
Total consumer automotive financing originations (a)	$18,428	$20,648	100	100

(a)
Includes Commercial Services Group (CSG) originations of $1,684 million and $1,929 million for the six months ended June 30, 2016, and 2015, respectively, and RV originations of $276 million and $230 million for the six months ended June 30, 2016, and 2015, respectively.

The following table presents the total retail and lease origination dollars and percentage mix by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2016	2015	2016	2015
Growth	$3,434	$3,405	37	31
GM	3,304	4,854	35	45
Chrysler	2,649	2,545	28	24
Total consumer automotive financing originations	$9,387	$10,804	100	100

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2016	2015	2016	2015
Growth	$6,801	$6,149	37	30
GM	6,633	9,984	36	48
Chrysler	4,994	4,515	27	22
Total consumer automotive financing originations	$18,428	$20,648	100	100
During the three months and six months ended June 30, 2016, total consumer originations decreased $1.4 billion and $2.2 billion, respectively, compared to the same periods in 2015. The decreases, as expected, were due to lower GM volume and the successful execution of our continued strategic focus on expanding risk adjusted returns. The decreases were partially offset by higher volume in the Growth and Chrysler channels. Growth and Chrysler volume increased 1% and 4%, respectively, for the three months ended June 30, 2016, compared to the same period in 2015. Volume in both the Growth and Chrysler channels increased 11% for the six months ended June 30, 2016, compared to the same period in 2015. The increases were driven by expanded offerings and new dealer relationships.
The following table presents the percentage of total retail originations by the loan term in months.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
0-71	17%	21%	18%	22%
72-75	68	68	68	69
76 +	15	11	14	9
Total retail originations (a)	100%	100%	100%	100%

(a)	Excludes RV loans.
As we continue the execution of our disciplined underwriting strategy to originate consumer automotive assets across a broad risk spectrum, retail originations with a term of 76 months or more represented 15% and 14% of total retail originations for the three months and six months ended June 30, 2016, respectively, compared to 11% and 9% for the same periods in 2015. Substantially all of the loans originated with a term of 76 months or more during the three months ended June 30, 2016, and 2015, were considered to be prime. We define prime retail automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total retail and lease originations by FICO® Score.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
740 +	23%	24%	22%	26%
739-660	37	34	37	34
659-620	24	23	25	22
619-540	10	13	10	12
< 540	1	1	1	1
Unscored (a)	5	5	5	5
Total consumer automotive financing originations	100%	100%	100%	100%

(a)	Unscored are primarily CSG contracts with entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 11% and 14% of total consumer originations for the three months ended June 30, 2016, and 2015, respectively, and 11% and 13% for the six months ended June 30, 2016, and 2015, respectively. Consumer loans and leases with FICO® Scores of less than 540 continued to comprise only 1% of total originations for the three months and six months ended June 30, 2016. For discussion of our credit risk management practices and performance, refer to the section titled Risk Management within this MD&A.
For discussion of manufacturing marketing incentives, refer to our Annual Report on Form 10-K for the year ended December 31, 2015, as filed on February 24, 2016, with the U.S. Securities and Exchange Commission (SEC), as amended by the Current Report on Form 8-K filed with the SEC on May 5, 2016 (referred to herein as the Annual Consolidated Financial Statements), Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Automotive Finance Operations.
Commercial Wholesale Financing Volume
The following table summarizes the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles.

	Average balance		Average balance
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
GM new vehicles	$15,056	$15,246	$14,692	$15,405
Chrysler new vehicles	8,991	8,150	9,117	8,148
Growth new vehicles	4,275	3,469	4,181	3,449
Used vehicles	3,812	3,379	3,845	3,367
Total commercial wholesale finance receivables	$32,134	$30,244	$31,835	$30,369
Commercial wholesale financing average volume increased $1.9 billion and $1.5 billion during the three months and six months ended June 30, 2016, compared to the same periods in 2015 primarily due to higher floorplan assets driven by higher average vehicle prices and a shift in vehicle mix towards trucks and sport utility vehicles. The increases in Growth new, Chrysler new, and Used commercial wholesale financing volume were partially offset by a decrease in GM new vehicles.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2016	2015	Favorable/ (unfavorable) % change	2016	2015	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$236	$237	—	$466	$470	(1)
Investment income, net (a)	34	41	(17)	68	84	(19)
Other income	5	4	25	9	8	13
Total insurance premiums and other income	275	282	(2)	543	562	(3)
Expense
Insurance losses and loss adjustment expenses	145	122	(19)	218	178	(22)
Acquisition and underwriting expense
Compensation and benefits expense	17	16	(6)	35	35	—
Insurance commissions expense	97	95	(2)	191	188	(2)
Other expenses	34	34	—	67	68	1
Total acquisition and underwriting expense	148	145	(2)	293	291	(1)
Total expense	293	267	(10)	511	469	(9)
(Loss) income from continuing operations before income tax expense	$(18)	$15	n/m	$32	$93	(66)
Total assets	$7,193	$7,260	(1)	$7,193	$7,260	(1)
Insurance premiums and service revenue written	$237	$262	(10)	$459	$501	(8)
Combined ratio (b)	122.8%	112.2%		108.7%	99.1%
n/m = not meaningful

(a)
Includes realized gains on investments of $21 million and $43 million for the three months and six months ended June 30, 2016, respectively, and $29 million and $62 million for the three months and six months ended June 30, 2015, respectively; and interest expense of $12 million and $24 million, for the three months and six months ended June 30, 2016, respectively, and $13 million and $26 million for the three months and six months ended June 30, 2015, respectively.

(b)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other fee income.

Our Insurance operations incurred a loss from continuing operations before income tax expense of $18 million and income of $32 million for the three months and six months ended June 30, 2016, respectively, compared to income of $15 million and $93 million for the three months and six months ended June 30, 2015, respectively. The decreases for the three months and six months ended June 30, 2016, were primarily due to severe hailstorms, which drove higher weather-related losses, and lower investment income.
Insurance premiums and service revenue earned was $236 million and $466 million for the three months and six months ended June 30, 2016, respectively, compared to $237 million and $470 million for the same periods in 2015. The decreases for the three months and six months ended June 30, 2016, were due primarily to increased dealer reinsurance participation and lower earned revenue on used VSC products as a result of discontinuation of the agent sales channel, partially offset by increased wholesale and GAP earned premium.
Net investment income was $34 million and $68 million for the three months and six months ended June 30, 2016, respectively, compared to $41 million and $84 million for the three months and six months ended June 30, 2015, respectively. The decreases for the three months and six months ended June 30, 2016, were due primarily to lower realized investment gains as compared to the same periods in 2015.
Insurance losses and loss adjustment expenses totaled $145 million and $218 million for the three months and six months ended June 30, 2016, respectively, compared to $122 million and $178 million for the same periods in 2015. The increases were primarily due to severe hailstorms, which drove higher weather-related losses. Higher weather-related losses primarily drove the increase in the combined ratio to 122.8% and 108.7% during the three months and six months ended June 30, 2016, respectively, compared to 112.2% and 99.1% for the three months and six months ended June 30, 2015, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows premium and service revenue written by insurance product.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Vehicle service contracts
New retail	$112	$114	$208	$211
Used retail	109	135	218	265
Reinsurance (a)	(48)	(44)	(89)	(84)
Total vehicle service contracts (b)	173	205	337	392
Wholesale	45	41	86	78
Other finance and insurance (c)	19	16	36	31
Total	$237	$262	$459	$501

(a)	Reinsurance represents the transfer of premiums and risk from an Ally insurance company to a third party insurance company.

(b)	VSC revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern.

(c)	Other finance and insurance includes GAP coverage, excess wear and tear, wind-down of Canadian personal lines, and other ancillary products.
Insurance premiums and service revenue written was $237 million and $459 million for the three months and six months ended June 30, 2016, compared to $262 million and $501 million for the same periods in 2015. The decreases for the three months and six months ended June 30, 2016, were due primarily to increased dealer reinsurance participation and lower VSC volume as a result of the discontinuation of the agent sales channel, partially offset by an increase in wholesale premiums.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	June 30, 2016	December 31, 2015
Cash
Noninterest-bearing cash	$370	$293
Interest-bearing cash	999	995
Total cash	1,369	1,288
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	17	269
U.S. States and political subdivisions	718	698
Foreign government	191	177
Mortgage-backed	639	694
Asset-backed	5	6
Corporate debt	1,602	1,204
Total debt securities	3,172	3,048
Equity securities	599	717
Total available-for-sale securities	3,771	3,765
Total cash and securities	$5,140	$5,053

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Finance
Results of Operations
The following table summarizes the operating results for our Mortgage Finance operations, which is primarily comprised of high-quality jumbo and LMI mortgage loans purchased or originated after January 1, 2009. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2016	2015	Favorable/ (unfavorable) % change	2016	2015	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$64	$39	64	$121	$72	68
Interest expense	38	28	(36)	75	50	(50)
Net financing revenue	26	11	136	46	22	109
Provision for loan losses	—	4	100	3	6	50
Noninterest expense
Compensation and benefits expense	3	1	n/m	6	2	n/m
Other operating expenses	14	9	(56)	26	16	(63)
Total noninterest expense	17	10	(70)	32	18	(78)
Income (loss) from continuing operations before income tax expense	$9	$(3)	n/m	$11	$(2)	n/m
Total assets	$8,014	$5,623	43	$8,014	$5,623	43
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $9 million and $11 million for the three months and six months ended June 30, 2016, respectively, compared to losses of $3 million and $2 million for the three months and six months ended June 30, 2015, respectively. The increases were primarily due to an increase in net financing revenue driven by portfolio growth as a result of bulk acquisitions of mortgage loans. The increases were partially offset by an increase in noninterest expense.
Net financing revenue was $26 million and $46 million for the three months and six months ended June 30, 2016, respectively, compared to $11 million and $22 million for the three months and six months ended June 30, 2015, respectively. The increases in net financing revenue were primarily due to portfolio growth as a result of bulk purchases of high-quality jumbo and LMI mortgage loans. During the six months ended June 30, 2016, we purchased $2.4 billion of mortgage loans that were originated by third parties. The increases were partially offset by higher funding costs also driven by portfolio growth.
Total noninterest expense was $17 million and $32 million for the three months and six months ended June 30, 2016, respectively, compared to $10 million and $18 million for the three months and six months ended June 30, 2015. The increases were primarily due to increased expenses to support the growth of the business.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the net unpaid principal balance (UPB), net UPB as a percentage of total, weighted average coupon (WAC), premium net of discounts, loan-to-value (LTV), and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
June 30, 2016
Adjustable-rate	$2,466	31	3.35%	$41	58.39%	772
Fixed-rate	5,382	69	4.07	120	62.37	770
Total	$7,848	100	3.85	$161	61.12	771
December 31, 2015
Adjustable-rate	$2,268	36	3.35%	$37	58.52%	771
Fixed-rate	4,021	64	4.10	87	61.42	768
Total	$6,289	100	3.83	$124	60.37	769

(a)	Represents UPB net of charge-offs.

(b)	Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.

(c)	Updated to reflect changes in credit score since loan origination.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2016	2015	Favorable/ (unfavorable) % change	2016	2015	Favorable/ (unfavorable) % change
Net financing revenue
Interest and fees on finance receivables and loans	$46	$35	31	$90	$68	32
Interest expense	17	13	(31)	33	26	(27)
Net financing revenue	29	22	32	57	42	36
Total other revenue	4	6	(33)	10	12	(17)
Total net revenue	33	28	18	67	54	24
Provision for loan losses	3	4	25	9	(1)	n/m
Noninterest expense
Compensation and benefits expense	10	8	(25)	20	16	(25)
Other operating expenses	6	6	—	13	12	(8)
Total noninterest expense	16	14	(14)	33	28	(18)
Income from continuing operations before income tax expense	$14	$10	40	$25	$27	(7)
Total assets	$2,989	$2,132	40	$2,989	$2,132	40
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $14 million and $25 million for the three months and six months ended June 30, 2016, respectively, compared to $10 million and $27 million for the three months and six months ended June 30, 2015. The increase for the three months ended June 30, 2016, was a result of higher net financing revenue due primarily to asset growth. These favorable items were partially offset by a decrease in other revenue primarily driven by a decline in loan syndication income, and an increase in noninterest expense. The decrease for the six months ended June 30, 2016, was primarily driven by lower recoveries on nonaccrual loan exposures compared to 2015, increased portfolio level reserves due primarily to higher asset growth, an increase in noninterest expense, and a decrease in other revenue. The decrease for the six months ended June 30, 2016, was partially offset by higher net financing revenue primarily due to asset growth.
Net financing revenue was $29 million and $57 million for the three months and six months ended June 30, 2016, respectively, compared to $22 million and $42 million for the same periods in 2015. The increases were primarily due to asset growth across all business segments in line with our growth strategy, which resulted in a 42% increase in the gross carrying value of finance receivables and loans as of June 30, 2016, compared to June 30, 2015. This was partially offset by higher funding costs also driven by asset growth.
Other revenue was $4 million and $10 million for the three and six months ended June 30, 2016, respectively, compared to $6 million and $12 million for the same periods in 2015. The decreases were due to a decline in loan syndication income, partially offset by an increase in investment income.
The provision for loan losses decreased $1 million and increased $10 million for the three months and six months ended June 30, 2016, respectively, compared to the three months and six months ended June 30, 2015. The decrease for the three months ended June 30, 2016, was primarily due to a decline in the provision for individually impaired loans during the three months ended June 30, 2016, compared to the same period in 2015, partially offset by an increase in non-specific loan loss reserves due to asset growth. The increase for the six months ended June 30, 2016, was primarily due to higher recoveries on nonaccrual loan exposures in the first quarter of 2015 and increased reserves primarily due to asset growth. This was partially offset by lower provisions for individually impaired loans in 2016.
Total noninterest expense was $16 million and $33 million for the three months and six months ended June 30, 2016, respectively, compared to $14 million and $28 million for the same periods in 2015. The increases were primarily due to increased expenses to support the growth of the business.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents loans held-for-sale, the gross carrying value of finance receivables and loans outstanding, and unfunded commitments to lend of our Corporate Finance operations as of the end of each quarter since 2015.

($ in millions)	2nd Quarter 2016	1st Quarter 2016	4th Quarter 2015	3rd Quarter 2015	2nd Quarter 2015	1st Quarter 2015
Loans held-for-sale, net	$15	$39	$105	$37	$36	$17
Finance receivables and loans	$2,975	$2,795	$2,568	$2,228	$2,088	$1,945
Unfunded lending commitments (a)	$1,054	$1,083	$1,136	$1,153	$1,024	$1,005

(a)
Includes unused revolving credit line commitments for loans held-for-sale and finance receivables and loans, and standby letters of credit facilities, which are issued on behalf of clients and may contingently require us to make payments to a third party beneficiary should the client fail to fulfill a contractual commitment.

The following table presents the percentage of total finance receivables and loans of our Corporate Finance operations by industry concentrations. The finance receivables and loans are reported at gross carrying value.

	June 30, 2016	December 31, 2015
Industry
Services	24.4%	22.8%
Automotive and transportation	15.2	7.1
Health services	11.1	13.4
Wholesale	9.8	9.7
Other manufactured products	8.5	10.2
Chemicals and metals	8.2	13.4
Machinery, equipment, and electronics	7.3	8.5
Retail trade	4.5	3.8
Paper, printing, and publishing	4.4	3.6
Food and beverages	2.6	2.8
Other	4.0	4.7
Total finance receivables and loans	100.0%	100.0%

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate and Other
The following table summarizes the activities of Corporate and Other. Corporate and Other primarily consists of activity related to centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, the management of our legacy mortgage portfolio, the activity related to TradeKing, and reclassifications and eliminations between the reportable operating segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2016	2015	Favorable/ (unfavorable) % change	2016	2015	Favorable/ (unfavorable) % change
Net financing (loss) revenue
Total financing revenue and other interest income	$89	$90	(1)	$181	$183	(1)
Interest expense
Original issue discount amortization	18	15	(20)	36	29	(24)
Other interest expense	87	56	(55)	168	137	(23)
Total interest expense	105	71	(48)	204	166	(23)
Net financing (loss) revenue (a)	(16)	19	(184)	(23)	17	n/m
Other revenue (expense)
(Loss) gain on mortgage and automotive loans, net	(2)	7	(129)	(6)	68	(109)
Loss on extinguishment of debt	—	(156)	100	(4)	(354)	99
Other gain on investments, net	18	16	13	50	38	32
Other income, net of losses	18	15	20	33	47	(30)
Total other revenue (expense)	34	(118)	129	73	(201)	136
Total net revenue (loss)	18	(99)	118	50	(184)	127
Provision for loan losses	(1)	—	—	1	(8)	(113)
Total noninterest expense (b)	37	33	(12)	70	76	8
Loss from continuing operations before income tax expense	$(18)	$(132)	86	$(21)	$(252)	92
Total assets	$27,379	$27,656	(1)	$27,379	$27,656	(1)
n/m = not meaningful

(a)	Refer to the table that follows for further details on the components of net financing (loss) revenue.

(b)
Includes a reduction of $186 million and $388 million for both the three months and six months ended June 30, 2016, and the three months and six months ended June 30, 2015, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

The following table summarizes the components of net financing (loss) revenue for Corporate and Other.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Original issue discount amortization (a)	$(18)	$(15)	$(36)	$(29)
Net impact of the funds-transfer pricing methodology	(6)	26	(3)	30
Other (including legacy mortgage net financing revenue)	8	8	16	16
Total net financing (loss) revenue for Corporate and Other	$(16)	$19	$(23)	$17
Outstanding original issue discount balance	$1,367	$1,416	$1,367	$1,416

(a)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining amortization of the original issue discount at June 30, 2016.

Year ended December 31, ($ in millions)	2016	2017	2018	2019	2020	2021 and thereafter (a)	Total
Original issue discount
Outstanding balance	$1,327	$1,239	$1,139	$1,102	$1,065	$1,024
Total amortization (b)	40	88	100	37	37	1,065	$1,367

(a)	The maximum annual scheduled amortization for any individual year is $158 million in 2030.

(b)	The amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Comprehensive Income.
Loss from continuing operations before income tax expense for Corporate and Other was $18 million and $21 million for the three months and six months ended June 30, 2016, respectively, compared to $132 million and $252 million for the three months and six months ended June 30, 2015, respectively. The decreases in loss for the three months and six months ended June 30, 2016, were primarily due to decreases in loss on extinguishment of debt due to debt tender offers in 2015. The decreases were partially offset by an increase in other interest expense due to an increase in interest on deposits resulting from deposit growth and a decrease in gain on mortgage and automotive loans due to sales of legacy TDR mortgage loans in 2015.
Other interest expense was $87 million and $168 million for the three months and six months ended, respectively, compared to $56 million and $137 million for the three months and six months ended June 30, 2015, respectively. The increases were primarily due to an increase in interest on deposits resulting from deposit growth.
We recognized a net loss on mortgage and automotive loans of $2 million and $6 million for the three months and six months ended June 30, 2016, respectively, compared to a net gain of $7 million and $68 million for the three months and six months ended June 30, 2015, respectively. The decreases in gain were primarily due to nonrecurring sales of legacy TDR mortgage loans in 2015, which totaled $614 million of unpaid principal balance.
Loss on extinguishment of debt was $0 million and $4 million for the three months and six months ended June 30, 2016, respectively, compared to $156 million and $354 million for the three months and six months ended June 30, 2015. The decreases in loss were due to nonrecurring debt tender offers in 2015. During the first quarter of 2015, we completed tender offers to buy back $950 million of our high-coupon debt, resulting in a total loss on extinguishment of debt of $197 million related to these transactions. During the second quarter of 2015, we completed a tender offer to buy back $875 million of our high-coupon debt, resulting in a total loss on extinguishment of debt of $148 million.
Total assets were $27.4 billion as of June 30, 2016, compared to $27.7 billion as of June 30, 2015. The decline was primarily the result of the continued runoff of our legacy mortgage portfolio, offset by $298 million in net assets of TradeKing as of June 30, 2016. At June 30, 2016, the gross carrying value of the legacy mortgage portfolio was $3.1 billion, compared to $3.6 billion at June 30, 2015.
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	June 30, 2016	December 31, 2015
Cash
Noninterest-bearing cash	$1,395	$1,829
Interest-bearing cash	2,937	3,232
Total cash	4,332	5,061
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	258	1,472
U.S. States and political subdivisions	15	18
Mortgage-backed	12,484	10,153
Asset-backed	1,669	1,749
Total debt securities	14,426	13,392
Total available-for-sale securities	14,426	13,392
Total held-to-maturity securities	579	—
Total cash and securities	$19,337	$18,453

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Risk Management
Managing the risk/reward trade-off is a fundamental component of operating our businesses. Our risk management program is overseen by the Ally Board of Directors (the Board), various risk committees, the executive leadership team, and our associates. The Risk and Compliance Committee of the Board, together with the Board, sets the risk appetite across our company while the risk committees, executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks to be within our risk appetite. Ally's primary types of risk include credit, lease residual, market, operational, insurance/underwriting, and liquidity. For more information on our risk management process, refer to the Risk Management MD&A section of our Annual Consolidated Financial Statements.
Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	June 30, 2016	December 31, 2015
Finance receivables and loans
Automotive Finance	$98,532	$99,187
Mortgage Finance	8,009	6,413
Corporate Finance	2,976	2,568
Corporate and Other (a)	3,136	3,432
Total finance receivables and loans	112,653	111,600
Loans held-for-sale
Corporate Finance	15	105
Total on-balance sheet loans	112,668	111,705
Off-balance sheet securitized loans
Automotive Finance (b)	3,220	2,529
Total off-balance sheet securitized loans	3,220	2,529
Operating lease assets
Automotive Finance	13,755	16,271
Total operating lease assets	13,755	16,271
Total loan and lease exposure	$129,643	$130,505
Serviced loans and leases
Automotive Finance (c)	$119,270	$119,808
Mortgage Finance	8,009	6,413
Corporate Finance	2,760	2,532
Corporate and Other	3,075	3,360
Total serviced loans and leases	$133,114	$132,113

(a)	Includes $3.1 billion and $3.4 billion of consumer mortgage loans in our Mortgage — Legacy portfolio at June 30, 2016, and December 31, 2015, respectively.

(b)	Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.

(c)	Includes $4.1 billion and $2.3 billion of off-balance sheet whole-loan sales at June 30, 2016, and December 31, 2015, respectively.
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
Over the past year, we have experienced growth in our consumer retail automotive loan portfolio and a significant reduction in lease originations. This shift in our portfolio mix has contributed to an increase in provision expense for loan losses. Consumer lease residuals are not included in the allowance for loan losses as changes in the expected residual values on consumer leases are included in depreciation expense over the remaining life of the lease. However, our risk to future fluctuations in used vehicle prices has diminished as our lease assets have declined materially and will continue to decline as the number of leases terminating currently is significantly larger than the number of new leases being originated. All leases are exposed to potential reductions in used vehicle prices, while only those loans that default, and where we take possession of the vehicle, are affected by potential reductions in used vehicle prices. Operating lease assets decreased $2.5 billion to $13.8 billion at June 30, 2016, from $16.3 billion at December 31, 2015.

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
We closely monitor macro-economic trends given the nature of our business and the potential impacts on our credit risk. During the three months and six months ended June 30, 2016, the U.S. economy continued to expand. The labor market recovered further during the period, with nonfarm payrolls increasing and the annual unemployment rate falling to 4.9% as of June 30, 2016. Within the U.S. automotive market, new light vehicle sales flattened, resulting in a 17.1 million annual pace for the three months ended June 30, 2016.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and loans held-for-sale. At June 30, 2016, this primarily included $98.5 billion of automotive finance receivables and loans and $11.1 billion of mortgage finance receivables and loans. Our ongoing Mortgage Finance operations are limited to the management of our held-for-investment mortgage loan portfolio. During the three months and six months ended June 30, 2016, we continued to execute bulk purchases of high-quality jumbo and LMI mortgage loans.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Consumer
Finance receivables and loans
Loans at gross carrying value	$74,365	$74,065	$612	$603	$—	$—
Loans at fair value	—	—	—	—	—	—
Total finance receivables and loans	74,365	74,065	612	603	—	—
Loans held-for-sale	—	—	—	—	—	—
Total consumer loans (b)	74,365	74,065	612	603	—	—
Commercial
Finance receivables and loans
Loans at gross carrying value	38,288	37,535	122	77	—	—
Loans held-for-sale	15	105	—	—	—	—
Total commercial loans	38,303	37,640	122	77	—	—
Total on-balance sheet loans	$112,668	$111,705	$734	$680	$—	$—

(a)	Includes nonaccrual TDR loans of $269 million and $277 million at June 30, 2016, and December 31, 2015, respectively.

(b)	Includes outstanding CSG loans of $6.2 billion at both June 30, 2016, and December 31, 2015, and RV loans of $1.6 billion and $1.5 billion at June 30, 2016, and December 31, 2015, respectively.
Total on-balance sheet loans outstanding at June 30, 2016, increased $963 million to $112.7 billion from December 31, 2015, reflecting an increase of $663 million in the commercial portfolio and an increase of $300 million in the consumer portfolio. The increase in commercial on-balance sheet loans outstanding was primarily driven by the growth in our Corporate Finance portfolio in line with our business strategy. The increase in consumer on-balance sheet loans was primarily driven by the execution of bulk purchases of high-quality jumbo and LMI mortgage loans totaling $2.4 billion during the six months ended June 30, 2016.
Total TDRs outstanding at June 30, 2016, increased $19 million to $644 million from December 31, 2015. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Total nonperforming loans at June 30, 2016, increased $54 million to $734 million from December 31, 2015, reflecting an increase of $45 million of commercial nonperforming loans and an increase of $9 million of consumer nonperforming loans. The increase in total nonperforming loans from December 31, 2015, was primarily due to the downgrade of three accounts within the commercial and industrial portfolio. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Annual Consolidated Financial Statements for additional information.
The following table includes consumer and commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Consumer	$152	$100	0.8%	0.6%	$331	$251	0.9%	0.8%
Commercial	—	—	—	—	—	(1)	—	—
Total finance receivables and loans at gross carrying value	$152	$100	0.5%	0.4%	$331	$250	0.6%	0.5%

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Net charge-offs were $152 million and $331 million for the three months and six months ended June 30, 2016, compared to $100 million and $250 million for the three months and six months ended June 30, 2015. The increases during the three months and six months ended June 30, 2016, were driven primarily by the change in our consumer automotive portfolio composition as we continued the execution of our underwriting strategy to originate assets across a broad risk spectrum.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The Consumer Credit Portfolio and Commercial Credit Portfolio discussions that follow relate to consumer and commercial finance receivables and loans recorded at gross carrying value. Finance receivables and loans recorded at gross carrying value have an associated allowance for loan losses.
Consumer Credit Portfolio
During the three months and six months ended June 30, 2016, the credit performance of the consumer portfolio remained strong and reflects both the continued execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, including higher LTV, used, nonprime, extended term, Growth, and nonsubvented finance receivables and loans and our continued execution of bulk purchases of high-quality jumbo and LMI mortgage loans. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Annual Consolidated Financial Statements.
The following table includes consumer finance receivables and loans recorded at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Consumer automotive (b) (c)	$63,281	$64,292	$505	$475	$—	$—
Consumer mortgage
Mortgage Finance	8,009	6,413	12	15	—	—
Mortgage — Legacy	3,075	3,360	95	113	—	—
Total consumer finance receivables and loans	$74,365	$74,065	$612	$603	$—	$—

(a)	Includes nonaccrual TDR loans of $227 million and $233 million at June 30, 2016, and December 31, 2015, respectively.

(b)
Includes $88 million and $66 million of fair value adjustment for loans in hedge accounting relationships at June 30, 2016, and December 31, 2015, respectively. Refer to Note 20 to the Condensed Consolidated Financial Statements for additional information.

(c)	Includes outstanding CSG loans of $6.2 billion at both June 30, 2016, and December 31, 2015, and RV loans of $1.6 billion and $1.5 billion at June 30, 2016, and December 31, 2015.
Total consumer outstanding finance receivables and loans increased $300 million at June 30, 2016, compared with December 31, 2015. The increase in consumer mortgage finance receivables and loans was primarily due to growth in the Mortgage Finance portfolio due to the execution of bulk loan purchases, which outpaced total consumer mortgage portfolio runoff. The decrease in consumer automotive finance receivables and loans was primarily related to the completion of $4.2 billion in loan sales and securitizations of higher quality prime assets, largely offset by our loan originations, which outpaced portfolio runoff.
Total consumer nonperforming finance receivables and loans at June 30, 2016, increased $9 million to $612 million from December 31, 2015, reflecting an increase of $30 million of consumer automotive finance receivables and loans and a decrease of $21 million of consumer mortgage nonperforming finance receivables and loans. The increase in nonperforming consumer automotive finance receivables and loans was primarily due to the change in our portfolio composition as we continued the execution of our underwriting strategy to expand our originations across a broad risk spectrum. The decrease in nonperforming consumer mortgage finance receivables and loans was primarily due to fewer accounts deteriorating into nonperforming status due to continued improvement in the macroeconomic environment, and the liquidation of certain nonperforming accounts. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.8% at both June 30, 2016, and December 31, 2015.
Consumer automotive loans accruing and past due 30 days or more decreased $243 million to $1.6 billion at June 30, 2016, compared with December 31, 2015, primarily resulting from seasonality but also due to our collections efforts (e.g., customer contact strategies and tools such as email, text messaging and chat as well as loan extensions and rewrites).

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Consumer automotive	$148	$96	0.9%	0.6%	$321	$228	1.0%	0.8%
Consumer mortgage
Mortgage Finance	—	—	—	—	—	1	—	0.1
Mortgage — Legacy	4	4	0.5	0.4	10	22	0.6	1.2
Total consumer finance receivables and loans	$152	$100	0.8%	0.6%	$331	$251	0.9%	0.8%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer finance receivables and loans were $152 million and $331 million for the three months and six months ended June 30, 2016, compared to $100 million and $251 million for the three months and six months ended June 30, 2015. The increases during the three months and six months ended June 30, 2016, were driven primarily by the change in our automotive portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum.
The following table summarizes the unpaid principal balance of total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Consumer automotive (a)	$8,516	$9,843	$16,724	$18,044
Consumer mortgage	3	—	7	—
Total consumer loan originations	$8,519	$9,843	$16,731	$18,044

(a)	Includes $1.2 billion of loans originated as held-for-sale during the first quarter of 2015.
The following table shows the percentage of total consumer finance receivables and loans recorded at gross carrying value by state concentration. Total automotive loans were $63.3 billion and $64.3 billion at June 30, 2016, and December 31, 2015, respectively. Total mortgage and home equity loans were $11.1 billion and $9.8 billion at June 30, 2016, and December 31, 2015, respectively.

	June 30, 2016 (a)		December 31, 2015
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
Texas	13.7%	6.4%	13.7%	6.2%
California	7.6	34.4	7.3	33.6
Florida	8.0	4.1	7.7	4.1
Pennsylvania	4.8	1.5	5.0	1.5
Illinois	4.3	3.5	4.4	4.1
Georgia	4.4	2.2	4.4	2.2
North Carolina	3.6	1.6	3.6	1.8
Ohio	3.6	0.5	3.7	0.6
New York	3.3	1.8	3.5	1.9
Michigan	2.8	2.0	3.1	2.4
Other United States	43.9	42.0	43.6	41.6
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at June 30, 2016.
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of consumer loans are in Texas and California, which represented an aggregate of 24.2% and 23.5% of our total outstanding consumer finance receivables and loans at June 30, 2016, and December 31, 2015, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Repossessed and Foreclosed Assets
We classify an asset as repossessed or foreclosed (included in other assets on the Condensed Consolidated Balance Sheet) when physical possession of the collateral is taken, which includes the transfer of title through foreclosure or other similar proceedings. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Annual Consolidated Financial Statements.
Repossessed consumer automotive loan assets in our Automotive Finance operations at June 30, 2016, decreased $4 million to $118 million from December 31, 2015. Foreclosed mortgage assets at June 30, 2016, decreased $1 million to $9 million from December 31, 2015.
Commercial Credit Portfolio
During the three months and six months ended June 30, 2016, the credit performance of the commercial portfolio remained strong, as nonperforming finance receivables and loans remained low and no net charge-offs were realized. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Annual Consolidated Financial Statements.
The following table includes total commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Commercial and industrial
Automotive	$31,640	$31,469	$51	$25	$—	$—
Other (b)	3,037	2,640	64	44	—	—
Commercial real estate — Automotive	3,611	3,426	7	8	—	—
Total commercial finance receivables and loans	$38,288	$37,535	$122	$77	$—	$—

(a)	Includes nonaccrual TDR loans of $42 million and $44 million at June 30, 2016, and December 31, 2015, respectively.

(b)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding increased $753 million from December 31, 2015, to $38.3 billion at June 30, 2016. The increase was primarily due to growth in our Corporate Finance portfolio in line with our business strategy, as well as the ongoing demand for automotive dealer term loans and growth of wholesale floorplan finance receivables.
Total commercial nonperforming finance receivables and loans were $122 million at June 30, 2016, reflecting an increase of $45 million when compared to December 31, 2015. The increase was primarily due to the downgrade of three accounts within the commercial and industrial portfolio. However, nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans remained stable at 0.3% at June 30, 2016, compared to 0.2% at December 31, 2015.
The following table includes total commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net (recoveries) charge-offs		Net charge-off ratios (a)
($ in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Commercial and industrial
Automotive	$—	$1	—%	—%	$—	$—	—%	—%
Other	—	(1)	—	(0.1)	—	(1)	—	(0.1)
Total commercial finance receivables and loans	$—	$—	—%	—%	$—	$(1)	—%	—%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $3.6 billion and $3.4 billion at June 30, 2016, and December 31, 2015, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration. These finance receivables and loans are reported at gross carrying value.

	June 30, 2016	December 31, 2015
Texas	17.3%	17.7%
Florida	10.3	10.0
California	8.1	8.7
Michigan	7.7	8.9
New Jersey	4.5	2.1
Georgia	3.7	3.6
North Carolina	3.6	3.8
Pennsylvania	3.4	3.4
New York	2.7	3.1
South Carolina	2.7	2.2
Other United States	36.0	36.5
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

	June 30, 2016	December 31, 2015
Industry
Automotive	78.7%	80.5%
Manufacturing	8.2	7.8
Services	5.0	5.3
Other	8.1	6.4
Total commercial criticized finance receivables and loans	100.0%	100.0%
Total criticized exposures increased $316 million from December 31, 2015, to $2.9 billion at June 30, 2016. The increase was primarily due to the overall growth of the Corporate Finance portfolio and the downgrade of one account within the commercial automotive portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended June 30, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at April 1, 2016	$850	$115	$965	$112	$1,077
Charge-offs	(227)	(9)	(236)	(1)	(237)
Recoveries	79	5	84	1	85
Net charge-offs	(148)	(4)	(152)	—	(152)
Provision for loan losses	168	(2)	166	6	172
Other (a)	(8)	—	(8)	—	(8)
Allowance at June 30, 2016	$862	$109	$971	$118	$1,089
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2016 (b)	1.4%	1.0%	1.3%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the three months ended June 30, 2016 (b)	0.9%	0.1%	0.8%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2016 (b)	170.7%	102.1%	158.7%	96.8%	148.4%
Ratio of allowance for loan losses to net charge-offs at June 30, 2016	1.5	7.6	1.6	n/m	1.8
n/m = not meaningful

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Three months ended June 30, 2015 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at April 1, 2015	$711	$119	$830	$103	$933
Charge-offs	(166)	(9)	(175)	—	(175)
Recoveries	70	5	75	—	75
Net charge-offs	(96)	(4)	(100)	—	(100)
Provision for loan losses	152	3	155	(15)	140
Other	—	1	1	—	1
Allowance at June 30, 2015	$767	$119	$886	$88	$974
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2015 (a)	1.3%	1.3%	1.3%	0.3%	0.9%
Net charge-offs to average finance receivables and loans outstanding for the three months ended June 30, 2015 (a)	0.6%	0.2%	0.6%	—%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2015 (a)	198.5%	75.8%	163.1%	89.0%	151.6%
Ratio of allowance for loan losses to net charge-offs at June 30, 2015	2.0	7.5	2.2	n/m	2.4
n/m = not meaningful

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2016	$834	$114	$948	$106	$1,054
Charge-offs	(480)	(19)	(499)	(1)	(500)
Recoveries	159	9	168	1	169
Net charge-offs	(321)	(10)	(331)	—	(331)
Provision for loan losses	375	5	380	12	392
Other (a)	(26)	—	(26)	—	(26)
Allowance at June 30, 2016	$862	$109	$971	$118	$1,089
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2016 (b)	1.4%	1.0%	1.3%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the six months ended June 30, 2016 (b)	1.0%	0.2%	0.9%	—%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2016 (b)	170.7%	102.1%	158.7%	96.8%	148.4%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2016	1.3	5.6	1.5	n/m	1.6
n/m = not meaningful

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Six months ended June 30, 2015 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2015	$685	$152	$837	$140	$977
Charge-offs	(359)	(31)	(390)	—	(390)
Recoveries	131	8	139	1	140
Net charge-offs	(228)	(23)	(251)	1	(250)
Provision for loan losses	310	(2)	308	(52)	256
Other (a)	—	(8)	(8)	(1)	(9)
Allowance at June 30, 2015	$767	$119	$886	$88	$974
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2015 (b)	1.3%	1.3%	1.3%	0.3%	0.9%
Net charge-offs to average finance receivables and loans outstanding for the six months ended June 30, 2015 (b)	0.8%	0.6%	0.8%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2015 (b)	198.5%	75.8%	163.1%	89.0%	151.6%
Ratio of allowance for loan losses to net charge-offs at June 30, 2015	1.7	2.6	1.8	(35.3)	2.0

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at June 30, 2016, increased $85 million compared to June 30, 2015. The increase was primarily due to the change in our automotive portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum.
The allowance for commercial loan losses increased $30 million at June 30, 2016, compared to June 30, 2015, primarily due to portfolio growth.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2016			2015
June 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$862	1.4%	79.2%	$767	1.3%	78.7%
Consumer mortgage
Mortgage Finance	18	0.2	1.7	15	0.3	1.5
Mortgage — Legacy	91	2.9	8.3	104	2.9	10.7
Total consumer mortgage	109	1.0	10.0	119	1.3	12.2
Total consumer loans	971	1.3	89.2	886	1.3	90.9
Commercial
Commercial and industrial
Automotive	31	0.1	2.8	26	0.1	2.7
Other	61	2.0	5.6	40	1.9	4.1
Commercial real estate — Automotive	26	0.7	2.4	22	0.7	2.3
Total commercial loans	118	0.3	10.8	88	0.3	9.1
Total allowance for loan losses	$1,089	1.0%	100.0%	$974	0.9%	100.0%
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Consumer
Consumer automotive	$168	$152	$375	$310
Consumer mortgage
Mortgage Finance	—	4	3	6
Mortgage — Legacy	(2)	(1)	2	(8)
Total consumer mortgage	(2)	3	5	(2)
Total consumer loans	166	155	380	308
Commercial
Commercial and industrial
Automotive	1	(18)	2	(40)
Other	4	5	8	(1)
Commercial real estate — Automotive	1	(2)	2	(11)
Total commercial loans	6	(15)	12	(52)
Total provision for loan losses	$172	$140	$392	$256
The provision for consumer loan losses increased $11 million and $72 million for the three months and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increases in the consumer automotive portfolio were primarily due to the change in our portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum. The decrease during the three months ended June 30, 2016, in the consumer mortgage portfolio was primarily due to the continued shift in the portfolio as the run-off of loans within the Mortgage — Legacy portfolio is being replaced by higher quality loans within the Mortgage Finance portfolio. The increase during the six months ended June 30, 2016, in the consumer mortgage portfolio was primarily due to reserve releases in the prior year that did not repeat. The reserve releases in the prior year period were driven by lower reserve requirements due to favorable macroeconomic factors in the Mortgage — Legacy portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The provision for commercial loan losses was $6 million and $12 million for the three months and six months ended June 30, 2016, respectively, compared to net credits of $15 million and $52 million for the same periods in 2015. The increases were primarily due to reserve releases that did not repeat.
Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. For information on our valuation of automotive lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates — Valuation of Automotive Lease Assets and Residuals within the MD&A included in our Annual Consolidated Financial Statements.
Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of lease terminations and average gain per vehicle over recent periods, as well as our methods of vehicle sales at lease termination, stated as a percentage of total lease vehicle disposals. The actual gain per vehicle on lease terminations varies based upon the type of vehicle.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Off-lease vehicles terminated (in units)	76,001	64,123	154,821	129,183
Average gain (loss) per vehicle ($ per unit)	$1,126	$1,686	$909	$1,374
Method of vehicle sales
Auction
Internet	53%	46%	55%	49%
Physical	12	11	12	11
Sale to dealer, lessee, and other	35	43	33	40
The number of off-lease vehicles remarketed during the three months and six months ended June 30, 2016, increased 19% and 20%, compared to the same periods in 2015. The increases in the number of off-lease vehicles remarketed during the three months and six months ended June 30, 2016, reflect a shift of incentive programs from two-year leases in 2012 towards three-year leases in 2013. We expect termination volumes to increase during the second half of 2016 as three-year leases continue to terminate. In 2018 and beyond, our termination volumes, and therefore our residual risk, should decrease significantly as a direct result of lower GM lease originations.
Average gain per vehicle decreased for the three months and six months ended June 30, 2016, compared to the same periods in 2015. The decreases for the three months and six months ended June 30, 2016, were primarily due to lower lifetime depreciation recognized on terminated lease vehicles as a result of higher anticipated proceeds based on recent market conditions. This trend is expected to continue in the near term. For more information on our investment in operating leases, refer to Note 8 to the Condensed Consolidated Financial Statements, and Note 1 to the Annual Consolidated Financial Statements.
Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of leased vehicles by type, based on volume of units.

June 30,	2016	2015
Car	36%	40%
Truck	15	13
Sport utility vehicle	49	47
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
Ally Financial Inc. • Form 10-Q

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
We prepare forward-looking forecasts of net financing revenue, which take into consideration anticipated future business growth, asset/liability positioning, and interest rates based on the implied forward curve. Simulations are used to assess changes in net financing revenue in multiple interest rates scenarios relative to the baseline forecast. The changes in net financing revenue relative to the baseline are defined as the sensitivity. Our simulation incorporates contractual cash flows and repricing characteristics for all assets, liabilities and off-balance sheet exposures and incorporates the effects of changing interest rates on the prepayment and attrition rates of certain assets and liabilities. The analysis is highly dependent upon a variety of assumptions including the repricing characteristics of deposits with noncontractual maturities. Our simulation does not assume any specific future actions are taken to mitigate the impacts of changing interest rates. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next twelve months would increase by $8 million if interest rates remain unchanged.
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
Our twelve-month pretax net financing revenue sensitivity based on the market forward-curve was as follows.

	June 30, 2016		December 31, 2015
Change in Interest Rates ($ in millions)	Instantaneous	Gradual (a)	Instantaneous	Gradual (a)
-100 basis points	$(81)	$(2)	$47	$17
+100 basis points	(18)	—	(109)	(37)
+200 basis points	(128)	(17)	(278)	(96)

(a)	Gradual changes in interest rates are recognized over 12 months.
Our exposure to upward interest rate shocks has declined since December 31, 2015, primarily due to a reduction in implied forward interest rates. In addition, we reduced our receive-fixed interest rate swap portfolio and the sensitivity to consumer deposits with embedded optionality declined given the lower interest rate environment. The adverse change in the downward interest rate shock scenario is primarily driven by increased prepayment sensitivity across our mortgage loan and mortgage-backed securities portfolios as the portfolios continue to grow. The downward shock scenario is impacted by the current low rate environment, which limits absolute declines in short-term rates in a shock scenario.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Our pro-forma rate sensitivity assuming a 50% deposit pass-through based on the forward-curve was as follows.

	June 30, 2016		December 31, 2015
Change in Interest Rates ($ in millions)	Instantaneous	Gradual (a)	Instantaneous	Gradual (a)
-100 basis points	$(226)	$(70)	$(89)	$(19)
+100 basis points	89	40	13	4
+200 basis points	134	69	(13)	(1)

(a)	Gradual changes in interest rates are recognized over 12 months.
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

June 30, 2016 ($ in millions)	Ally Bank	Parent company (nonbank) (a)
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$7,763	$2,360
Liquid cash and equivalents	3,291	2,003
Committed funding facilities (b)
Total capacity	4,510	15,625
Outstanding	3,460	14,540
Unused capacity (c)	1,050	1,085
Intercompany loan (d)	(1,400)	1,400
Total available liquidity	$10,704	$6,848

(a)	Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company.

(b)	Committed funding facilities include both consolidated and nonconsolidated facilities.

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

As of June 30, 2016, assuming a long-term capital markets stress, we expect that our available liquidity would allow us to continue to fund all planned loan originations and meet all of our financial obligations for approximately 36 months, assuming no issuance of unsecured debt or term securitizations.
In addition, our estimated Modified Liquidity Coverage Ratio exceeded 100% at June 30, 2016. Refer to Note 19 to the Condensed Consolidated Financial Statements for further discussion of our liquidity requirements.
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
The following table shows Ally Bank's number of accounts and deposit balances by type as of the end of each quarter since 2015.

($ in millions)	2nd Quarter 2016	1st Quarter 2016	4th Quarter 2015	3rd Quarter 2015	2nd Quarter 2015	1st Quarter 2015
Number of retail accounts	2,133,657	2,061,923	1,969,562	1,931,380	1,874,632	1,818,770
Deposits
Retail	$61,239	$58,977	$55,437	$53,502	$51,750	$50,633
Brokered	11,269	10,979	10,723	10,180	9,844	9,835
Other (a)	94	91	89	91	89	79
Total deposits	$72,602	$70,047	$66,249	$63,773	$61,683	$60,547

(a)	Other deposits include mortgage escrow and other deposits (excluding intercompany deposits).
During the first six months of 2016, the deposit base at Ally Bank grew $6.4 billion. The growth in total deposits has been primarily attributable to our retail deposit portfolio, particularly within our savings and money market accounts. Strong retention rates and customer acquisition continue to drive growth in retail deposits. Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During the second quarter of 2016, Ally Bank raised $0.5 billion through the completion of one off-balance sheet securitization transaction backed by retail automotive loans. In addition, Ally Bank raised $1.0 billion related to whole-loan sales of retail automotive loans.
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
Ally Bank also has access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage and commercial real estate automotive finance receivables and loans. As of June 30, 2016, Ally Bank had pledged $14.6 billion of assets to the FHLB resulting in $10.3 billion in total funding capacity with $7.3 billion of debt outstanding.
In addition, Ally Bank has access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The financial instruments sold in repurchase agreements typically include U.S. government and federal agency obligations. As of June 30, 2016, Ally Bank had no debt outstanding under repurchase agreements.
Additionally, Ally Bank has access to the Federal Reserve Bank Discount Window and can borrow funds to meet short-term liquidity demands. However, the Federal Reserve Bank is not a primary source of funding for day to day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. Ally Bank has assets pledged and restricted as collateral to the Federal Reserve Bank totaling $2.6 billion. Ally Bank had no debt outstanding with the Federal Reserve as of June 30, 2016.
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
In addition, we have short-term and long-term unsecured debt outstanding from retail term note programs. These programs generally consist of callable fixed-rate instruments with fixed-maturity dates. There were $449 million of retail term notes outstanding at June 30, 2016.
We obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.6 billion at June 30, 2016. Refer to Note 13 and Note 14 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.
Secured funding continues to be a significant source of financing at the parent company. The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At June 30, 2016, all of our $15.6 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of June 30, 2016, we had $12.2 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. The parent company's largest facility is an $8.0 billion revolving syndicated credit facility secured by automotive receivables. This facility was renewed in March 2016 by a syndicate of sixteen lenders and extended until March 2018. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At June 30, 2016, there was $8.0 billion outstanding under this facility. In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets.
At June 30, 2016, the parent company had debt of $468 million outstanding under repurchase agreements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Recent Funding Developments
During the first six months of 2016, we accessed the public and private markets to execute secured funding transactions, whole-loan sales, unsecured funding transactions, and funding facility renewals totaling $19.9 billion. Key funding highlights from January 1, 2016 to date were as follows:

•
Ally Financial Inc. closed, renewed, increased, and/or extended $13.1 billion in U.S. credit facilities during the six months ended June 30, 2016. The automotive credit facility renewal amount includes the March 2016 refinancing of $11.0 billion for our shared credit facilities at both the parent company and Ally Bank with a syndicate of sixteen lenders. The $11.0 billion capacity is secured by retail, lease, and dealer floorplan automotive assets and is allocated to two separate facilities; one is an $8.0 billion facility which is available to the parent company, while the other is a $3.0 billion facility available to Ally Bank. Both facilities mature in March 2018.

•
Ally Financial Inc. continued to access the public and private term asset-backed securitization markets raising $3.3 billion during the six months ended June 30, 2016, with $2.3 billion and $1.0 billion raised by Ally Bank and the parent company, respectively. Included in Ally Bank's funding for 2016 are two off-balance sheet securitizations backed by retail automotive loans, which raised $1.5 billion. In addition, Ally Bank raised $2.6 billion related to whole-loan sales of retail automotive loans in the first half of 2016. In July 2016, the parent company raised $755 million through a public securitization backed by retail automotive loans.

•
In April 2016, Ally Financial Inc. accessed the unsecured debt capital markets and raised $900 million through the issuance of $600 million and $300 million of aggregate principal amount of senior and subordinated notes, respectively.

Funding Sources
The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.

($ in millions)	Bank	Parent	Total	%
June 30, 2016
Secured financings	$19,943	$21,932	$41,875	30
Institutional term debt	—	20,598	20,598	15
Retail debt programs (a)	—	4,024	4,024	3
Total debt (b)	19,943	46,554	66,497	48
Deposits (c)	72,602	200	72,802	52
Total on-balance sheet funding	$92,545	$46,754	$139,299	100
December 31, 2015
Secured financings	$24,790	$25,129	$49,919	36
Institutional term debt	—	20,235	20,235	14
Retail debt programs (a)	—	3,850	3,850	3
Total debt (b)	24,790	49,214	74,004	53
Deposits (c)	66,249	229	66,478	47
Total on-balance sheet funding	$91,039	$49,443	$140,482	100

(a)	Includes $449 million and $397 million of retail term notes at June 30, 2016, and December 31, 2015, respectively.

(b)	Excludes fair value adjustment as described in Note 20 to the Condensed Consolidated Financial Statements.

(c)	Bank deposits include retail, brokered, mortgage escrow, and other deposits. Parent deposits include dealer deposits. Intercompany deposits are not included.
Refer to Note 14 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at June 30, 2016.
Cash Flows
Net cash provided by operating activities was $2.4 billion for the six months ended June 30, 2016, compared to $1.7 billion for the same period in 2015. The change was due to a $1.1 billion decrease in the originations and purchases of loans held-for-sale, net of proceeds, as well a $0.5 billion gain on sale of subsidiaries in 2015. This was partially offset by a $0.5 billion increase of cash outflows from other assets and a $0.4 billion decrease in loss on extinguishment of debt.
Net cash used in investing activities was $1.3 billion for the six months ended June 30, 2016, compared to $5.2 billion for the same period in 2015. The change was a result of an increase in net cash inflows from purchases, sales, maturities and repayment of available-for-sale securities of $2.6 billion. Also contributing to the change was a decrease in net cash used by finance receivables and loans of $2.4 billion and an increase of net cash inflows from operating lease activity of $1.2 billion. This was partially offset by $1.0 billion in proceeds from the

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

sale of a business unit in 2015, purchases of $0.6 billion of held-to maturity securities, an increase of $0.4 billion in net cash used due to the purchase of nonmarketable equity investments, and $0.3 billion due to the acquisition of TradeKing.
Net cash used in financing activities for the six months ended June 30, 2016, was $1.8 billion, compared to $3.7 billion net cash provided for the same period in 2015. The change in financing activities was primarily due to cash used for the repayment of long-term debt exceeding cash from issuance of long-term debt by $5.3 billion for the six months ended June 30, 2016. This is compared to cash used for the repayment of long-term debt exceeding cash from the issuance of long-term debt by $1.2 billion for the same period in 2015. Also contributing was the repayment of short-term borrowings of $2.1 billion for the six months ended June 30, 2016, compared to an increase of short-term borrowings of $2.9 billion for the same period in 2015. This was partially offset by an increase in deposits of $2.6 billion during the six months ended June 30, 2016, compared to the same period in 2015, and a $1.3 billion decrease in dividends paid on preferred stock.
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
In addition to the Series G preferred stock redemptions and Series A preferred stock repurchase that occurred during 2015, as part of the 2015 CCAR process, Ally also received approval to repurchase or redeem the remaining approximately $700 million of Series A preferred stock as well as $500 million of our Trust Preferred Securities. The remaining shares of Series A preferred stock were redeemed on May 16, 2016, but we have indefinitely deferred redemption of the Trust Preferred Securities in support of our acquisition of TradeKing, which closed on June 1, 2016. Refer to Note 27 to the Condensed Consolidated Financial Statements for additional information impacting these capital actions.
On April 5, 2016, we submitted the results of our semi-annual stress test and our annual capital plan to the FRB. On June 23, 2016, we publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On June 29, 2016, we received a non-objection to our capital plan from the FRB, including the proposed capital actions contained in our submission. The planned capital actions include a quarterly cash dividend of $0.08 per share of our common stock and the ability to repurchase up to $700 million of our common stock from time to time through the second quarter of 2017. On July 18, 2016, the Ally Board of Directors declared a quarterly cash dividend payment of $0.08 per share on all common stock. The dividend is payable on August 15, 2016, to shareholders of record at the close of business on August 1, 2016. Additionally, the Ally Board of Directors authorized a common stock repurchase program of up to $700 million beginning in the third quarter of 2016 and continuing through the second quarter of 2017. We had 483,753,360 shares of common stock outstanding at June 30, 2016.
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
Insurance Financial Strength Ratings
Substantially all of our Insurance operations have a Financial Strength Rating (FSR) and an Issuer Credit Rating (ICR) from the A.M. Best Company. The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to policyholders. Lower ratings generally result in fewer opportunities to write business, as insureds, particularly large commercial insureds, and insurance companies purchasing reinsurance have guidelines requiring high FSR ratings. On June 15, 2016, A.M. Best affirmed the FSR of B++ (good) and affirmed the ICR of bbb+.
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
During 2016, we did not substantively change any material aspect of our overall methodologies and processes used in developing the above estimates from what was described in our Annual Consolidated Financial Statements.
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

	2016			2015			(Decrease) increase due to
Three months ended June 30, ($ in millions)	Average balance (a)	Interest income/ Interest expense	Yield/rate	Average balance (a)	Interest income/ Interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$2,708	$4	0.59%	$4,013	$2	0.20%	$(1)	$3	$2
Federal funds sold and securities purchased under resale agreements	2	—	—	1	—	—	—	—	—
Investment securities (b)	17,559	94	2.15	17,078	86	2.02	2	6	8
Loans held-for-sale, net	—	—	—	1,493	14	3.76	(14)	—	(14)
Finance receivables and loans, net (c) (d)	112,158	1,265	4.54	101,962	1,118	4.40	112	35	147
Investment in operating leases, net (e)	14,392	267	7.46	18,520	297	6.43	(66)	36	(30)
Total interest-earning assets	146,819	1,630	4.47	143,067	1,517	4.25	33	80	113
Noninterest-bearing cash and cash equivalents	1,339			1,337
Other assets	9,386			9,472
Allowance for loan losses	(1,088)			(953)
Total assets	$156,456			$152,923
Liabilities
Interest-bearing deposit liabilities	$71,479	$203	1.14%	$61,224	$177	1.16%	30	(4)	26
Short-term borrowings	5,535	12	0.87	6,057	12	0.79	(1)	1	—
Long-term debt (d)	60,758	436	2.89	66,371	419	2.53	(35)	52	17
Total interest-bearing liabilities	137,772	651	1.90	133,652	608	1.82	(6)	49	43
Noninterest-bearing deposit liabilities	91			81
Total funding sources	137,863	651	1.90	133,733	608	1.82
Other liabilities	4,948			4,538
Total liabilities	142,811			138,271
Total equity	13,645			14,652
Total liabilities and equity	$156,456			$152,923
Net financing revenue		$979			$909		$39	$31	$70
Net interest spread (f)			2.57%			2.43%
Net yield on interest-earning assets (g)			2.68%			2.55%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Excludes equity investments with an average balance of $631 million and $1,037 million at June 30, 2016, and 2015, respectively, and related income on equity investments of $5 million and $7 million for the three months ended June 30, 2016, and 2015, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to amortized cost.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Annual Consolidated Financial Statements.

(d)	Includes the effects of derivative financial instruments designated as hedges.

(e)
Includes gains on sale of $86 million and $108 million for the three months ended June 30, 2016, and 2015, respectively. Excluding these gains on sale, the annualized yield would be 5.06% and 4.09% at June 30, 2016, and 2015, respectively.

(f)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(g)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2016			2015			(Decrease) increase due to
Six months ended June 30, ($ in millions)	Average balance (a)	Interest income/ Interest expense	Yield/rate	Average balance (a)	Interest income/ Interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$2,787	$7	0.51%	$4,206	$4	0.19%	$(1)	$4	$3
Federal funds sold and securities purchased under resale agreements	1	—	—	4	—	—	—	—	—
Investment securities (b)	17,210	192	2.24	16,494	169	2.07	7	16	23
Loans held-for-sale, net	18	—	—	1,719	38	4.46	(38)	—	(38)
Finance receivables and loans, net (c) (d)	111,843	2,500	4.50	100,412	2,192	4.40	250	58	308
Investment in operating leases, net (e)	15,011	526	7.05	18,960	571	6.07	(119)	74	(45)
Total interest-earning assets	146,870	3,225	4.42	141,795	2,974	4.23	99	152	251
Noninterest-bearing cash and cash equivalents	1,589			1,580
Other assets	9,526			9,535
Allowance for loan losses	(1,074)			(961)
Total assets	$156,911			$151,949
Liabilities
Interest-bearing deposit liabilities	$69,823	$396	1.14%	$60,303	$349	1.17%	55	(8)	47
Short-term borrowings	5,572	25	0.90	6,168	23	0.75	(2)	4	2
Long-term debt (d)	62,788	878	2.81	65,685	848	2.60	(37)	67	30
Total interest-bearing liabilities	138,183	1,299	1.89	132,156	1,220	1.86	16	63	79
Noninterest-bearing deposit liabilities	92			77
Total funding sources	138,275	1,299	1.89	132,233	1,220	1.86
Other liabilities	4,976			4,548
Total liabilities	143,251			136,781
Total equity	13,660			15,168
Total liabilities and equity	$156,911			$151,949
Net financing revenue		$1,926			$1,754		$83	$89	$172
Net interest spread (f)			2.53%			2.37%
Net yield on interest-earning assets (g)			2.64%			2.49%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Excludes equity investments with an average balance of $685 million and $943 million at June 30, 2016, and 2015, respectively, and related income on equity investments of $9 million and $12 million for the six months ended June 30, 2016, and 2015, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to amortized cost.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Annual Consolidated Financial Statements.

(d)	Includes the effects of derivative financial instruments designated as hedges.

(e)
Includes gains on sale of $141 million and $178 million for the six months ended June 30, 2016, and 2015, respectively. Excluding these gains on sale, the annualized yield would be 5.16% and 4.18% at June 30, 2016, and 2015, respectively.

(f)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(g)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

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

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.    Legal Proceedings
Refer to Note 26 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors described in our Annual Consolidated Financial Statements.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases Under Share-Based Incentive Plans
The following table presents repurchases of our common stock, by month, for the three months ended June 30, 2016. All repurchases reflected below include only shares of common stock that were withheld to cover income taxes owed by participants in our share-based incentive plans.

Three months ended June 30, 2016	Total number of shares repurchased	Weighted-average price paid per share
April 2016	4,436	$18.32
May 2016	4,018	17.72
June 2016	207	16.63
Total	8,661	$18.00
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of August, 2016.

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