Form 10-Q
period 2016-09-30
Ally Financial Inc.
filed 2016-11-02
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission file number: 1-3754
ALLY FINANCIAL INC.
(Exact name of registrant as specified in its charter)

Delaware	38-0572512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Ally Detroit Center
500 Woodward Ave.
Floor 10, Detroit, Michigan
48226
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
Yes ☐                    No ☑
At October 31, 2016, the number of shares outstanding of the Registrant’s common stock was 471,597,537 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,307	$1,166	$3,807	$3,358
Interest on loans held-for-sale	—	2	—	40
Interest and dividends on investment securities	101	102	302	283
Interest on cash and cash equivalents	3	2	10	6
Operating leases	649	830	2,119	2,586
Total financing revenue and other interest income	2,060	2,102	6,238	6,273
Interest expense
Interest on deposits	212	181	608	530
Interest on short-term borrowings	14	13	39	36
Interest on long-term debt	430	410	1,308	1,258
Total interest expense	656	604	1,955	1,824
Depreciation expense on operating lease assets	408	528	1,352	1,713
Net financing revenue	996	970	2,931	2,736
Other revenue
Insurance premiums and service revenue earned	238	236	704	706
(Loss) gain on mortgage and automotive loans, net	—	(2)	4	45
Loss on extinguishment of debt	—	—	(4)	(354)
Other gain on investments, net	52	6	145	106
Other income, net of losses	98	92	289	283
Total other revenue	388	332	1,138	786
Total net revenue	1,384	1,302	4,069	3,522
Provision for loan losses	258	211	650	467
Noninterest expense
Compensation and benefits expense	248	235	742	726
Insurance losses and loss adjustment expenses	69	61	287	239
Other operating expenses	418	378	1,189	1,128
Total noninterest expense	735	674	2,218	2,093
Income from continuing operations before income tax expense	391	417	1,201	962
Income tax expense from continuing operations	130	144	336	341
Net income from continuing operations	261	273	865	621
(Loss) income from discontinued operations, net of tax	(52)	(5)	(46)	405
Net income	209	268	819	1,026
Other comprehensive (loss) income, net of tax	(4)	61	262	(56)
Comprehensive income	$205	$329	$1,081	$970
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
(in dollars) (a)	2016	2015	2016	2015
Basic earnings per common share
Net income (loss) from continuing operations	$0.54	$0.49	$1.73	$(1.52)
(Loss) income from discontinued operations, net of tax	(0.11)	(0.01)	(0.10)	0.84
Net income (loss)	$0.43	$0.48	$1.63	$(0.68)
Diluted earnings per common share
Net income (loss) from continuing operations	$0.54	$0.49	$1.72	$(1.52)
(Loss) income from discontinued operations, net of tax	(0.11)	(0.01)	(0.10)	0.84
Net income (loss)	$0.43	$0.47	$1.63	$(0.68)
Cash dividends per common share	$0.08	$—	$0.08	$—

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 18 for additional earnings per share information, including the impact of preferred stock dividends recognized in connection with the partial redemption of the Series G Preferred Stock and the repurchase of the Series A Preferred Stock for the three months and nine months ended September 30, 2015. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents
Noninterest-bearing	$1,779	$2,148
Interest-bearing	2,510	4,232
Total cash and cash equivalents	4,289	6,380
Available-for-sale securities (refer to Note 6 for discussion of investment securities pledged as collateral)	17,701	17,157
Held-to-maturity securities	649	—
Loans held-for-sale, net	56	105
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	114,959	111,600
Allowance for loan losses	(1,134)	(1,054)
Total finance receivables and loans, net	113,825	110,546
Investment in operating leases, net	12,689	16,271
Premiums receivable and other insurance assets	1,881	1,801
Other assets	6,307	6,321
Total assets	$157,397	$158,581
Liabilities
Deposit liabilities
Noninterest-bearing	$101	$89
Interest-bearing	75,643	66,389
Total deposit liabilities	75,744	66,478
Short-term borrowings	6,434	8,101
Long-term debt	56,836	66,234
Interest payable	462	350
Unearned insurance premiums and service revenue	2,493	2,434
Accrued expenses and other liabilities	1,798	1,545
Total liabilities	143,767	145,142
Contingencies (refer to Note 26)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 485,431,852 and 482,790,696; and outstanding 475,469,882 and 481,980,111)	21,149	21,100
Preferred stock	—	696
Accumulated deficit	(7,361)	(8,110)
Accumulated other comprehensive income (loss)	31	(231)
Treasury stock, at cost (9,961,970 and 810,585 shares)	(189)	(16)
Total equity	13,630	13,439
Total liabilities and equity	$157,397	$158,581
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

($ in millions)	September 30, 2016	December 31, 2015
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$26,009	$27,929
Allowance for loan losses	(193)	(196)
Total finance receivables and loans, net	25,816	27,733
Investment in operating leases, net	2,337	4,791
Other assets	1,189	1,624
Total assets	$29,342	$34,148
Liabilities
Long-term debt	$15,985	$20,267
Accrued expenses and other liabilities	14	22
Total liabilities	$15,999	$20,289
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit		Accumulated other comprehensive (loss) income	Treasury stock	Total equity
Balance at January 1, 2015	$21,038	$1,255	$(6,828)		$(66)	$—	$15,399
Net income			1,026				1,026
Preferred stock dividends			(1,356)	(a)			(1,356)
Series A preferred stock repurchase		(325)					(325)
Series G preferred stock redemption		(117)					(117)
Share-based compensation	44						44
Other comprehensive loss					(56)		(56)
Share repurchases related to employee stock-based compensation awards						(16)	(16)
Balance at September 30, 2015	$21,082	$813	$(7,158)		$(122)	$(16)	$14,599
Balance at January 1, 2016	$21,100	$696	$(8,110)		$(231)	$(16)	$13,439
Net income			819				819
Preferred stock dividends			(30)				(30)
Series A preferred stock redemption		(696)					(696)
Share-based compensation	49						49
Other comprehensive income					262		262
Common stock repurchases (b)						(173)	(173)
Common stock dividend			(40)				(40)
Balance at September 30, 2016	$21,149	$—	$(7,361)		$31	$(189)	$13,630

(a)
Preferred stock dividends include $1,193 million recognized in connection with the partial redemption of the Series G Preferred Stock and the repurchase of the Series A Preferred Stock. These dividends represent an additional return to preferred shareholders calculated as the excess consideration paid over the carrying amount derecognized.

(b)	Includes shares repurchased related to employee stock-based compensation awards.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2016	2015
Operating activities
Net income	$819	$1,026
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,807	2,130
Provision for loan losses	650	467
Gain on mortgage and automotive loans, net	(4)	(45)
Other gain on investments, net	(145)	(106)
Loss on extinguishment of debt	4	354
Originations and purchases of loans held-for-sale	(141)	(1,594)
Proceeds from sales and repayments of loans originated as held-for-sale	184	1,580
Gain on sale of subsidiaries, net	—	(452)
Net change in
Deferred income taxes	322	406
Interest payable	112	(40)
Other assets	16	528
Other liabilities	(65)	(212)
Other, net	30	(72)
Net cash provided by operating activities	3,589	3,970
Investing activities
Purchases of available-for-sale securities	(11,027)	(10,011)
Proceeds from sales of available-for-sale securities	8,546	4,408
Proceeds from maturities and repayment of available-for-sale securities	2,411	3,141
Purchases of held-to-maturity securities	(650)	—
Net increase in finance receivables and loans	(8,308)	(9,175)
Proceeds from sales of finance receivables and loans originated as held-for-investment	4,221	2,665
Purchases of operating lease assets	(2,360)	(3,423)
Disposals of operating lease assets	4,631	3,855
Acquisitions, net of cash acquired	(309)	—
Proceeds from sale of business unit, net (a)	—	1,049
Net change in restricted cash	622	489
Net change in nonmarketable equity investments	(401)	(42)
Other, net	(157)	25
Net cash used in investing activities	(2,781)	(7,019)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2016	2015
Financing activities
Net change in short-term borrowings	(1,673)	(1,692)
Net increase in deposits	9,240	5,797
Proceeds from issuance of long-term debt	11,229	23,866
Repayments of long-term debt	(20,758)	(23,454)
Repurchase and redemption of preferred stock	(696)	(442)
Repurchase of common stock	(173)	(16)
Dividends paid	(70)	(1,356)
Net cash (used in) provided by financing activities	(2,901)	2,703
Effect of exchange-rate changes on cash and cash equivalents	2	(3)
Net decrease in cash and cash equivalents	(2,091)	(349)
Cash and cash equivalents at beginning of year	6,380	5,576
Cash and cash equivalents at September 30,	$4,289	$5,227
Supplemental disclosures
Cash paid for
Interest	$1,860	$1,825
Income taxes	16	95
Noncash items
Finance receivables and loans transferred to loans held-for-sale	4,231	777
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	28	61

(a)	Cash flows of discontinued operations are reflected within operating, investing, and financing activities in the Condensed Consolidated Statement of Cash Flows.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (referred to herein as Ally, Parent, we, our, or us) is a leading digital financial services company offering financial products for consumers, businesses, automotive dealers and corporate clients. Founded in 1919, we have over 95 years of experience providing a broad array of financial products and services. We operate as a financial holding company (FHC) and a bank holding company (BHC). Our banking subsidiary, Ally Bank, is an award-winning online bank, and an indirect, wholly-owned subsidiary of Ally Financial Inc. with a distinct brand and relentless focus on customers, offering a variety of deposit and other banking products.
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
The Condensed Consolidated Financial Statements at September 30, 2016, and for the three months and nine months ended September 30, 2016, and 2015, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except for within the Condensed Consolidated Statement of Cash Flows and related disclosures in Note 25 to the Condensed Consolidated Financial Statements, where an immaterial amount related to the repurchase of common stock for the period ended September 30, 2015, was reclassified from operating activities to financing activities to appropriately present the prior period amounts.
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
Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired, including identifiable intangibles. We allocate goodwill to applicable reporting units based on the relative fair value of other net assets allocated to those reporting units at the time of the acquisition. In the event we restructure our business, we may reallocate goodwill. We test goodwill for impairment annually, or more frequently if events and changes in circumstances indicate that it is more likely than not that impairment exists. Our annual goodwill impairment test is performed as of August 31 of each year. In certain situations, we may perform a qualitative assessment to test goodwill for impairment. We may also decide to bypass the qualitative assessment and perform a quantitative assessment. If we perform the qualitative assessment to test goodwill for impairment and conclude that it is more likely than not that the reporting unit’s fair value is greater than its

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

carrying value, then the quantitative assessment is not required. However, if we perform the qualitative assessment and determine that is it more likely than not that a reporting unit’s fair value is less than its carrying value, then we must perform the quantitative assessment. The quantitative assessment uses a two-step process. The first step of the assessment requires us to compare the fair value of each of the reporting units to their respective carrying value. The fair value of the reporting units in our quantitative assessment is determined based on various analyses including discounted cash flow projections using assumptions a market participant would use. If the carrying value is less than the fair value, no impairment exists, and the second step does not need to be completed. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed where we determine the implied value of goodwill based on the individual fair values of the reporting unit's assets and liabilities, including unrecognized intangibles, to compute the amount of the impairment. Refer to Note 2 for further discussion on goodwill.
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
Once a decline in fair value of a debt security is determined to be other-than-temporary, an impairment charge for the credit component is recorded to other gain (loss) on investments, net, in our Consolidated Statement of Income, and a new cost basis in the investment is established. The noncredit loss component of a debt security is recorded in other comprehensive income (loss) when we do not intend to sell the security and it is not more likely than not that we will have to sell the security prior to the security's anticipated recovery. The credit and noncredit loss components are recorded in earnings when we intend to sell the security or it is more likely than not that we will have to sell the security prior to the security’s anticipated recovery. Unrealized losses that we have determined to be other-than-temporary on equity securities are recorded to other gain (loss) on investments, net in our Consolidated Statement of Income. Subsequent increases and decreases to the fair value of available-for-sale debt and equity securities are included in other comprehensive income (loss), so long as they are not attributable to another other-than-temporary impairment.
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
Recently Issued Accounting Standards
Revenue from Contracts with Customers (ASU 2014-09) and Revenue from Contracts with Customers — Deferral of the Effective Date (ASU 2015-14)
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09. The purpose of this guidance is to streamline and consolidate existing revenue recognition principles in GAAP and to converge revenue recognition principles with International Financial Reporting Standards (IFRS). The core principle of the amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the main principle, guidance on the accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. As originally issued, the amendments in ASU 2014-09 were to be effective beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the guidance until January 1, 2018, and permitted early adoption as of the original effective date in ASU 2014-09. The FASB created a transition resource group to work with stakeholders and clarify the new guidance as necessary. The FASB has issued and is anticipating issuing additional ASUs to provide clarifying guidance and implementation support for ASU 2014-09. Management will consider these additional ASUs when assessing the overall impact of ASU 2014-09. The amendments to the revenue recognition principles can be applied on adoption either through a full retrospective application or on a modified basis with a cumulative effect adjustment on the date of initial adoption with certain practical expedients. Management has determined certain contractual arrangements are in scope of this guidance and is reviewing those in scope in order to determine the impact of the adoption of this guidance.
Financial Instruments — Recognition and Measurement of Financial Assets (ASU 2016-01)
In January 2016, the FASB issued ASU 2016-01. The amendments in this update modify the requirements related to the measurement of certain financial instruments in the statement of financial condition and results of operation. For equity investments (other than investments accounted for using the equity method), entities must measure such instruments at fair value with changes in fair value recognized in net income. Changes in fair value for available-for-sale equity securities will no longer be recognized through other comprehensive income. Reporting entities may continue to elect to measure equity investments that do not have a readily determinable fair value at cost with adjustments for impairment and observable changes in price. In addition, for a liability (other than a derivative liability) that an entity measures at fair value, any change in fair value related to the instrument-specific credit risk, that is the entity’s own-credit, should be presented separately in other comprehensive income and not as a component of net income. The amendments are effective on January 1, 2018, with early adoption permitted solely for the provisions pertaining to instrument-specific credit risk for liabilities measured at fair value. The amendments must be applied on a modified retrospective basis with a cumulative effect adjustment as of the beginning of the fiscal year of initial adoption. Management is currently evaluating the impact of the amendments. However, we do expect additional volatility in our consolidated results of operations as a result of the requirement to measure equity investments at fair value with changes in the fair value recognized in net income upon adoption.
Leases (ASU 2016-02)
In February 2016, the FASB issued ASU 2016-02. The amendments in this update primarily replace the existing accounting requirements for operating leases for lessees. Lessee accounting requirements for finance leases and lessor accounting requirements for both operating leases and sales type and direct financing leases (both of which were previously referred to as capital leases) are largely unchanged. The amendments require the lessee of an operating lease to record a balance sheet gross-up upon lease commencement by recognizing a right-to-use asset and lease liability equal to the present value of the lease payments. The right-to-use asset and lease liability should be derecognized in a manner that effectively yields a straight line lease expense over the lease term. In addition to the changes to the lessee operating lease accounting requirements, the amendments also change the types of costs that can be capitalized related to a lease agreement for both lessees and lessors for all types of leases. The amendments also require additional disclosures for all lease types for both lessees and lessors. The amendments are effective on January 1, 2019, with early adoption permitted. The amendments must be applied on a modified retrospective basis with a cumulative adjustment to the beginning of the earliest fiscal year presented in the financial statements in the period of adoption. Management is currently evaluating the impact of these amendments. Upon adoption, we expect to record a gross up in our consolidated statement of financial position upon adoption reflecting our right-to-use asset and lease liability for our operating leases where we are the lessee (for example, our facility leases). We are currently reviewing our operating lease contracts where we are the lessee to determine the impact of the gross up and the changes to capitalizable costs. We are also reviewing our leases where we are the lessor to determine the impact of the changes to capitalizable costs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Stock Compensation — Improvements to Employee Share-Based Payment Accounting (ASU 2016-09)
In March 2016, the FASB issued ASU 2016-09. The amendments in this update include changes to several aspects of share-based payment accounting. The amendments allow for an entity wide accounting policy election to either account for forfeitures as they occur or estimate the number of awards that are expected to vest. The amendments modify the tax withholding requirements to allow entities to withhold an amount up to the employee’s maximum individual statutory tax rates without resulting in a liability classification of the award as opposed to limiting the withholding to the minimum statutory tax rates. The amendments require that all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized in income tax expense or benefit in the income statement in the period in which they occur. The amendments also address the classification and presentation of certain items on the cash flow statement. The amendments are effective on January 1, 2017, with early adoption permitted. The transition method varies depending on the specific amendment. We do not believe these amendments will have a material impact to the financial statements.
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
2.     Acquisitions
On June 1, 2016, we acquired 100% of the equity of TradeKing Group, Inc. (TradeKing), a digital wealth management company with an online broker/dealer, digital portfolio management platform, and educational content. for $298 million in cash. TradeKing will operate as a wholly owned subsidiary of Ally. The addition of brokerage and wealth management is a natural extension of our online banking franchise, creating a full suite of financial products for savings and investments. We applied the acquisition method of accounting to this transaction, which generally requires the initial recognition of assets acquired, including identifiable intangible assets, and liabilities assumed at their respective fair value. Goodwill is recognized as the excess of the acquisition price after the recognition of the net assets, including the identifiable intangible assets. Beginning in June 2016, financial information related to TradeKing is included within Corporate and Other.
The following table summarizes the allocation of cash consideration paid for TradeKing and the amounts of the identifiable assets acquired and liabilities assumed recognized at the acquisition date.

($ in millions)
Purchase price
Cash consideration	$298
Allocation of purchase price to net assets acquired
Intangible assets (a)	82
Cash and short-term investments (b)	50
Other assets	14
Deferred tax asset, net	4
Employee compensation and benefits	(41)
Other liabilities	(4)
Goodwill	$193

(a)	We recorded $3 million of amortization on these intangible assets during both the three and nine months ended September 30, 2016.

(b)	Includes $40 million in cash proceeds from the acquisition transaction in order to pay employee compensation and benefits that vested upon acquisition as a result of the change in control.
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
On August 1, 2016, we acquired assets from Blue Yield, an online automotive lender exchange, as we continue to expand our automotive finance offerings to include a direct-to-consumer model. We completed the acquisition for $28 million of total consideration. As a result of the purchase, we recognized $20 million of goodwill within Automotive Finance operations.

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
Other Operations
Other operations relate to previous discontinued operations for which we continue to have wind-down, legal, and minimal operational costs. Refer to Note 26 to the Condensed Consolidated Financial Statements, titled Contingencies and Other Risks, for additional discussion.
Select Financial Information
Select financial information of discontinued operations is summarized below. The pretax income or loss includes direct costs to transact a sale.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Select Automotive Finance operations
Pretax (loss) income (a)	$(5)	$(1)	$(5)	$452
Tax expense (b)	2	3	2	68
Other operations
Pretax (loss) income	$(41)	$(1)	$(39)	$19
Tax expense (benefit)	4	—	—	(2)

(a)	Includes certain treasury and other corporate activity recognized by Corporate and Other.

(b)	Includes certain income tax activity recognized by Corporate and Other.
4.     Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Remarketing fees	$26	$25	$79	$78
Late charges and other administrative fees	25	23	72	66
Servicing fees	18	12	49	32
Income from equity-method investments	3	11	14	48
Other, net	26	21	75	59
Total other income, net of losses	$98	$92	$289	$283

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

5.     Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Insurance commissions	$99	$95	$290	$283
Technology and communications	70	65	203	198
Lease and loan administration	34	31	100	92
Advertising and marketing	27	26	75	80
Professional services	25	23	75	68
Vehicle remarketing and repossession	24	20	70	56
Regulatory and licensing fees	26	18	68	59
Premises and equipment depreciation	19	20	61	62
Occupancy	13	13	38	38
Non-income taxes	10	11	27	26
Other	71	56	182	166
Total other operating expenses	$418	$378	$1,189	$1,128
6.     Investment Securities
Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, and other investments. The cost, fair value, and gross unrealized gains and losses on investment securities were as follows.

	September 30, 2016				December 31, 2015
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$316	$5	$—	$321	$1,760	$—	$(19)	$1,741
U.S. States and political subdivisions	740	26	(3)	763	693	24	(1)	716
Foreign government	170	10	—	180	169	8	—	177
Mortgage-backed residential (a)	11,992	180	(29)	12,143	10,459	52	(145)	10,366
Mortgage-backed commercial	526	1	(3)	524	486	—	(5)	481
Asset-backed	1,563	8	(1)	1,570	1,762	1	(8)	1,755
Corporate debt	1,597	36	(3)	1,630	1,213	8	(17)	1,204
Total debt securities (b) (c)	16,904	266	(39)	17,131	16,542	93	(195)	16,440
Equity securities	631	2	(63)	570	808	3	(94)	717
Total available-for-sale securities	$17,535	$268	$(102)	$17,701	$17,350	$96	$(289)	$17,157
Total held-to-maturity securities (d)	$649	$10	$(1)	$658	$—	$—	$—	$—

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $9,772 million and $7,544 million at September 30, 2016, and December 31, 2015, respectively.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $15 million and $14 million at September 30, 2016, and December 31, 2015.

(c)
Investment securities with a fair value of $635 million and $2,506 million at September 30, 2016, and December 31, 2015, were pledged to secure advances from the FHLB, short-term borrowings or repurchase agreements and for other purposes as required by contractual obligation or law. Under these agreements, Ally has granted the counterparty the right to sell or pledge $635 million and $745 million of the underlying investment securities at September 30, 2016, and December 31, 2015, respectively.

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

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2016
Fair value of available-for-sale debt securities (a)
U.S. Treasury and federal agencies	$321	1.7%	$2	4.3%	$10	1.7%	$309	1.7%	$—	—%
U.S. States and political subdivisions	763	3.1	115	2.4	24	2.4	143	3.0	481	3.4
Foreign government	180	2.6	—	—	73	2.9	107	2.5	—	—
Mortgage-backed residential	12,143	2.9	—	—	—	—	34	2.5	12,109	2.9
Mortgage-backed commercial	524	2.4	—	—	—	—	3	2.8	521	2.4
Asset-backed	1,570	2.7	—	—	1,059	2.6	300	3.3	211	2.5
Corporate debt	1,630	2.9	50	2.3	949	2.6	591	3.2	40	4.7
Total available-for-sale debt securities	$17,131	2.9	$167	2.4	$2,115	2.6	$1,487	2.8	$13,362	2.9
Amortized cost of available-for-sale debt securities	$16,904		$168		$2,093		$1,449		$13,194
Amortized cost of held-to-maturity securities	$649	2.9%	$—	—%	$—	—%	$—	—%	$649	2.9%
December 31, 2015
Fair value of available-for-sale debt securities (a)
U.S. Treasury and federal agencies	$1,741	1.8%	$6	5.1%	$510	1.2%	$1,225	2.1%	$—	—%
U.S. States and political subdivisions	716	3.2	86	1.3	37	2.2	141	2.8	452	3.7
Foreign government	177	2.6	9	1.9	77	2.8	91	2.6	—	—
Mortgage-backed residential	10,366	2.9	—	—	33	2.1	36	2.5	10,297	2.9
Mortgage-backed commercial	481	2.0	—	—	—	—	3	2.7	478	2.0
Asset-backed	1,755	2.3	6	1.4	1,027	2.1	518	2.6	204	2.2
Corporate debt	1,204	2.9	50	3.0	713	2.5	410	3.4	31	5.4
Total available-for-sale debt securities	$16,440	2.7	$157	2.0	$2,397	2.1	$2,424	2.5	$11,462	2.9
Amortized cost of available-for-sale debt securities	$16,542		$156		$2,404		$2,436		$11,546

(a)
Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.

The balances of cash equivalents were $0.8 billion and $1.0 billion at September 30, 2016, and December 31, 2015, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents interest and dividends on investment securities.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Taxable interest	$93	$90	$276	$252
Taxable dividends	4	7	13	18
Interest and dividends exempt from U.S. federal income tax	4	5	13	13
Interest and dividends on investment securities	$101	$102	$302	$283

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Gross realized gains	$52	$28	$146	$134
Gross realized losses (a)	—	(11)	(1)	(14)
Other-than-temporary impairment	—	(11)	—	(14)
Other gain on investments, net	$52	$6	$145	$106

(a)
Certain available-for-sale securities were sold at a loss in 2016 and 2015 as a result of changing conditions within these respective periods (e.g., a downgrade in the rating of a debt security). Any such sales were made in accordance with our risk management policies and practices.

The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the assessment of whether such losses were deemed to be other-than-temporary, we believe that the unrealized losses are not indicative of an other-than-temporary impairment of these securities. As of September 30, 2016, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, and we expect to recover the entire amortized cost basis of the securities. As of September 30, 2016, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at September 30, 2016. Refer to Note 1 for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	September 30, 2016				December 31, 2015
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$—	$—	$—	$—	$1,553	$(17)	$173	$(2)
U.S. States and political subdivisions	254	(2)	11	(1)	179	(1)	—	—
Foreign government	—	—	—	—	2	—	—	—
Mortgage-backed	948	(4)	1,786	(28)	4,096	(43)	2,453	(107)
Asset-backed	406	(1)	140	—	1,402	(8)	64	—
Corporate debt	134	(1)	50	(2)	745	(16)	12	(1)
Total temporarily impaired debt securities	1,742	(8)	1,987	(31)	7,977	(85)	2,702	(110)
Temporarily impaired equity securities	148	(12)	329	(51)	534	(54)	96	(40)
Total temporarily impaired available-for-sale securities	$1,890	$(20)	$2,316	$(82)	$8,511	$(139)	$2,798	$(150)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

7.     Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at gross carrying value was as follows.

($ in millions)	September 30, 2016	December 31, 2015
Consumer automotive (a)	$64,816	$64,292
Consumer mortgage
Mortgage Finance (b)	7,931	6,413
Mortgage — Legacy (c)	2,926	3,360
Total consumer mortgage	10,857	9,773
Total consumer	75,673	74,065
Commercial
Commercial and industrial
Automotive	32,260	31,469
Other	3,250	2,640
Commercial real estate — Automotive	3,776	3,426
Total commercial	39,286	37,535
Total finance receivables and loans (d)	$114,959	$111,600

(a)	Includes $66 million of fair value adjustment for loans in hedge accounting relationships at both September 30, 2016, and December 31, 2015. Refer to Note 20 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $32 million and $44 million at September 30, 2016, and December 31, 2015, respectively, none of which are expected to start principal amortization in 2016, 3% in 2017, none in 2018, 39% in 2019, and 39% thereafter.

(c)
Includes loans originated as interest-only mortgage loans of $771 million and $941 million at September 30, 2016, and December 31, 2015, respectively, 8% of which are expected to start principal amortization in 2016, 23% in 2017, 2% in 2018, none in 2019, and 1% thereafter.

(d)
Totals include a net increase of $310 million and $110 million at September 30, 2016, and December 31, 2015, respectively, for unearned income, unamortized premiums and discounts, and deferred fees and costs.

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended September 30, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at July 1, 2016	$862	$109	$118	$1,089
Charge-offs	(293)	(10)	—	(303)
Recoveries	74	16	—	90
Net charge-offs	(219)	6	—	(213)
Provision for loan losses	269	(15)	4	258
Allowance at September 30, 2016	$912	$100	$122	$1,134

Three months ended September 30, 2015 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at July 1, 2015	$767	$119	$88	$974
Charge-offs	(220)	(10)	(1)	(231)
Recoveries	64	4	2	70
Net charge-offs	(156)	(6)	1	(161)
Provision for loan losses	200	6	5	211
Other (a)	(7)	—	1	(6)
Allowance at September 30, 2015	$804	$119	$95	$1,018
(a)    Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2016	$834	$114	$106	$1,054
Charge-offs	(773)	(29)	(1)	(803)
Recoveries	233	25	1	259
Net charge-offs	(540)	(4)	—	(544)
Provision for loan losses	644	(10)	16	650
Other (a)	(26)	—	—	(26)
Allowance at September 30, 2016	$912	$100	$122	$1,134
Allowance for loan losses at September 30, 2016
Individually evaluated for impairment	$24	$35	$25	$84
Collectively evaluated for impairment	888	65	97	1,050
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at gross carrying value
Ending balance	$64,816	$10,857	$39,286	$114,959
Individually evaluated for impairment	349	251	111	711
Collectively evaluated for impairment	64,467	10,606	39,175	114,248
Loans acquired with deteriorated credit quality	—	—	—	—

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Nine months ended September 30, 2015 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2015	$685	$152	$140	$977
Charge-offs	(579)	(41)	(1)	(621)
Recoveries	195	12	3	210
Net charge-offs	(384)	(29)	2	(411)
Provision for loan losses	510	4	(47)	467
Other (a)	(7)	(8)	—	(15)
Allowance at September 30, 2015	$804	$119	$95	$1,018
Allowance for loan losses at September 30, 2015
Individually evaluated for impairment	$22	$48	$19	$89
Collectively evaluated for impairment	782	71	76	929
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at gross carrying value
Ending balance	$63,610	$9,769	$34,611	$107,990
Individually evaluated for impairment	285	268	75	628
Collectively evaluated for impairment	63,325	9,501	34,536	107,362
Loans acquired with deteriorated credit quality	—	—	—	—

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.
The following table presents the gross carrying value of significant sales of finance receivables and loans and transfers of finance receivables and loans from held-for-investment to held-for-sale.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Consumer automotive	$57	$704	$4,216	$704
Consumer mortgage	6	2	12	75
Commercial	—	1	28	1
Total sales and transfers	$63	$707	$4,256	$780

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about significant purchases of finance receivables and loans.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Consumer automotive	$—	$272	$—	$272
Consumer mortgage	467	990	2,855	3,640
Total purchases of finance receivables and loans	$467	$1,262	$2,855	$3,912
The following table presents an analysis of our past due finance receivables and loans recorded at gross carrying value.

($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
September 30, 2016
Consumer automotive	$1,584	$343	$260	$2,187	$62,629	$64,816
Consumer mortgage
Mortgage Finance	64	4	4	72	7,859	7,931
Mortgage — Legacy	49	12	60	121	2,805	2,926
Total consumer mortgage	113	16	64	193	10,664	10,857
Total consumer	1,697	359	324	2,380	73,293	75,673
Commercial
Commercial and industrial
Automotive	—	—	—	—	32,260	32,260
Other	—	—	—	—	3,250	3,250
Commercial real estate — Automotive	—	—	—	—	3,776	3,776
Total commercial	—	—	—	—	39,286	39,286
Total consumer and commercial	$1,697	$359	$324	$2,380	$112,579	$114,959
December 31, 2015
Consumer automotive	$1,618	$369	$222	$2,209	$62,083	$64,292
Consumer mortgage
Mortgage Finance	44	5	10	59	6,354	6,413
Mortgage — Legacy	53	20	73	146	3,214	3,360
Total consumer mortgage	97	25	83	205	9,568	9,773
Total consumer	1,715	394	305	2,414	71,651	74,065
Commercial
Commercial and industrial
Automotive	—	—	—	—	31,469	31,469
Other	—	—	—	—	2,640	2,640
Commercial real estate — Automotive	—	—	—	—	3,426	3,426
Total commercial	—	—	—	—	37,535	37,535
Total consumer and commercial	$1,715	$394	$305	$2,414	$109,186	$111,600

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the gross carrying value of our finance receivables and loans on nonaccrual status.

($ in millions)	September 30, 2016	December 31, 2015
Consumer automotive	$542	$475
Consumer mortgage
Mortgage Finance	9	15
Mortgage — Legacy	91	113
Total consumer mortgage	100	128
Total consumer	642	603
Commercial
Commercial and industrial
Automotive	44	25
Other	62	44
Commercial real estate — Automotive	5	8
Total commercial	111	77
Total consumer and commercial finance receivables and loans	$753	$680
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

	September 30, 2016			December 31, 2015
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$64,274	$542	$64,816	$63,817	$475	$64,292
Consumer mortgage
Mortgage Finance	7,922	9	7,931	6,398	15	6,413
Mortgage — Legacy	2,835	91	2,926	3,247	113	3,360
Total consumer mortgage	10,757	100	10,857	9,645	128	9,773
Total consumer	$75,031	$642	$75,673	$73,462	$603	$74,065
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at gross carrying value.

	September 30, 2016			December 31, 2015
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial and industrial
Automotive	$30,355	$1,905	$32,260	$29,613	$1,856	$31,469
Other	2,574	676	3,250	2,122	518	2,640
Commercial real estate — Automotive	3,600	176	3,776	3,265	161	3,426
Total commercial	$36,529	$2,757	$39,286	$35,000	$2,535	$37,535

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about our impaired finance receivables and loans.

($ in millions)	Unpaid principal balance (a)	Gross carrying value	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
September 30, 2016
Consumer automotive	$385	$349	$124	$225	$24
Consumer mortgage
Mortgage Finance	7	7	3	4	—
Mortgage — Legacy	248	244	56	188	35
Total consumer mortgage	255	251	59	192	35
Total consumer	640	600	183	417	59
Commercial
Commercial and industrial
Automotive	44	44	10	34	6
Other	76	62	—	62	18
Commercial real estate — Automotive	5	5	1	4	1
Total commercial	125	111	11	100	25
Total consumer and commercial finance receivables and loans	$765	$711	$194	$517	$84
December 31, 2015
Consumer automotive	$315	$315	$—	$315	$22
Consumer mortgage
Mortgage Finance	9	9	5	4	1
Mortgage — Legacy	260	257	59	198	43
Total consumer mortgage	269	266	64	202	44
Total consumer	584	581	64	517	66
Commercial
Commercial and industrial
Automotive	25	25	4	21	3
Other	44	44	—	44	15
Commercial real estate — Automotive	8	8	1	7	2
Total commercial	77	77	5	72	20
Total consumer and commercial finance receivables and loans	$661	$658	$69	$589	$86

(a)	Adjusted for charge-offs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present average balance and interest income for our impaired finance receivables and loans.

	2016		2015
Three months ended September 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$347	$4	$288	$4
Consumer mortgage
Mortgage Finance	8	—	7	—
Mortgage — Legacy	245	2	261	3
Total consumer mortgage	253	2	268	3
Total consumer	600	6	556	7
Commercial
Commercial and industrial
Automotive	48	1	36	—
Other	63	—	45	—
Commercial real estate — Automotive	6	—	6	—
Total commercial	117	1	87	—
Total consumer and commercial finance receivables and loans	$717	$7	$643	$7

	2016		2015
Nine months ended September 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$340	$12	$291	$13
Consumer mortgage
Mortgage Finance	8	—	7	—
Mortgage — Legacy	250	7	276	7
Total consumer mortgage	258	7	283	7
Total consumer	598	19	574	20
Commercial
Commercial and industrial
Automotive	35	1	35	1
Other	58	1	39	3
Commercial real estate — Automotive	6	—	5	—
Total commercial	99	2	79	4
Total consumer and commercial finance receivables and loans	$697	$21	$653	$24
Troubled Debt Restructurings
Troubled Debt Restructurings (TDRs) are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For mortgage loans, as part of our participation in certain governmental programs, we offer mortgage loan modifications to qualified borrowers. Numerous initiatives are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Additionally, for automotive loans, we may offer several types of assistance to aid our customers, including extension of the loan maturity date and rewriting the loan terms. Total TDRs recorded at gross carrying value were $640 million and $625 million at September 30, 2016, and December 31, 2015, respectively. Commercial commitments to lend additional funds to borrowers owing receivables whose terms had been modified in a TDR were $2 million, at both September 30, 2016, and December 31, 2015. Refer to Note 1 to the Annual Consolidated Financial Statements for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present information related to finance receivables and loans recorded at gross carrying value modified in connection with a TDR during the period.

	2016			2015
Three months ended September 30, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	4,427	$70	$58	4,612	$75	$66
Consumer mortgage
Mortgage Finance	2	—	—	3	2	2
Mortgage — Legacy	35	6	6	50	11	11
Total consumer mortgage	37	6	6	53	13	13
Total consumer	4,464	76	64	4,665	88	79
Commercial
Commercial and industrial
Automotive	—	—	—	—	—	—
Other	—	—	—	1	21	21
Commercial real estate — Automotive	—	—	—	1	3	3
Total commercial	—	—	—	2	24	24
Total consumer and commercial finance receivables and loans	4,464	$76	$64	4,667	$112	$103

	2016			2015
Nine months ended September 30, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	14,816	$238	$202	12,763	$202	$173
Consumer mortgage
Mortgage Finance	5	2	2	5	3	3
Mortgage — Legacy	92	14	14	164	39	37
Total consumer mortgage	97	16	16	169	42	40
Total consumer	14,913	254	218	12,932	244	213
Commercial
Commercial and industrial
Automotive	—	—	—	—	—	—
Other	—	—	—	1	21	21
Commercial real estate — Automotive	—	—	—	1	3	3
Total commercial	—	—	—	2	24	24
Total consumer and commercial finance receivables and loans	14,913	$254	$218	12,934	$268	$237

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

	2016			2015
Three months ended September 30, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	1,959	$23	$14	1,742	$21	$12
Consumer mortgage
Mortgage Finance	—	—	—	—	—	—
Mortgage — Legacy	1	—	—	2	1	—
Total consumer finance receivables and loans	1,960	$23	$14	1,744	$22	$12

	2016			2015
Nine months ended September 30, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	5,617	$69	$39	4,822	$58	$33
Consumer mortgage
Mortgage Finance	—	—	—	—	—	—
Mortgage — Legacy	4	—	—	9	1	—
Total consumer finance receivables and loans	5,621	$69	$39	4,831	$59	$33
8.     Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	September 30, 2016	December 31, 2015
Vehicles	$16,086	$20,211
Accumulated depreciation	(3,397)	(3,940)
Investment in operating leases, net	$12,689	$16,271
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Depreciation expense on operating lease assets (excluding remarketing gains)	$470	$633	$1,555	$1,995
Remarketing gains	(62)	(105)	(203)	(282)
Net depreciation expense on operating lease assets	$408	$528	$1,352	$1,713
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
Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

($ in millions)	Involvement with VIEs		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
September 30, 2016
On-balance sheet variable interest entities
Consumer automotive	$23,608	(b)
Commercial automotive	15,746
Off-balance sheet variable interest entities
Consumer automotive	24		$3,240	(c)	$3,264	(d)
Commercial other	268	(e)	—	(c)	556	(f)
Total	$39,646		$3,240		$3,820
December 31, 2015
On-balance sheet variable interest entities
Consumer automotive	$27,967	(b)
Commercial automotive	16,763
Off-balance sheet variable interest entities
Consumer automotive	—		$3,034		$3,034	(d)
Commercial other	210	(e)	—	(c)	493	(f)
Total	$44,940		$3,034		$3,527

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $10.0 billion and $10.6 billion of assets that are not encumbered by VIE beneficial interests held by third parties at September 30, 2016, and December 31, 2015, respectively. Ally or consolidated affiliates hold the interests in these assets which eliminate in consolidation.

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

(e)
Includes $276 million and $222 million classified as other assets, offset by $8 million and $12 million classified as accrued expenses and other liabilities at September 30, 2016, and December 31, 2015, respectively.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Cash Flows with Off-balance Sheet Securitization Entities
The following table summarizes cash flows received and paid related to securitization entities and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the nine months ended September 30, 2016, and 2015. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Nine months ended September 30, ($ in millions)	Consumer automotive
2016
Cash proceeds from transfers completed during the period	$1,659
Servicing fees	27
Other cash flows	6
2015
Cash proceeds from transfers completed during the period	$1,044
Servicing fees	21
Delinquencies and Net Credit Losses
The following tables represent on-balance sheet loans held-for-sale and finance receivable and loans, off-balance sheet securitizations, and whole-loan sales where we have continuing involvement. The tables present quantitative information about delinquencies and net credit losses.

	Total Amount		Amount 60 days or more past due
($ in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
On-balance sheet loans
Consumer automotive	$64,816	$64,292	$603	$591
Consumer mortgage	10,857	9,773	80	108
Commercial automotive	36,036	34,895	—	—
Commercial other	3,306	2,745	—	—
Total on-balance sheet loans	115,015	111,705	683	699
Off-balance sheet securitization entities
Consumer automotive	2,734	2,529	11	9
Total off-balance sheet securitization entities	2,734	2,529	11	9
Whole-loan sales (a)	3,556	2,252	6	13
Total	$121,305	$116,486	$700	$721

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Net credit losses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
On-balance sheet loans
Consumer automotive	$219	$156	$540	$384
Consumer mortgage	(6)	6	4	29
Commercial automotive	—	—	—	—
Commercial other	—	(1)	—	(2)
Total on-balance sheet loans	213	161	544	411
Off-balance sheet securitization entities
Consumer automotive	2	1	6	3
Total off-balance sheet securitization entities	2	1	6	3
Whole-loan sales	1	—	2	—
Total	$216	$162	$552	$414
10.     Servicing Activities
Automotive Finance Servicing Activities
We service consumer automotive contracts. Historically, we have sold a portion of our consumer automotive contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. We have concluded that the fee we are paid for servicing consumer automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automotive servicing fee income of $18 million and $49 million during the three months and nine months ended September 30, 2016, respectively, compared to $12 million and $32 million during the three months and nine months ended September 30, 2015.
Automotive Finance Serviced Assets
The current unpaid principal balance and any related unamortized deferred fees and costs of total serviced automotive finance loans and leases outstanding were as follows.

($ in millions)	September 30, 2016	December 31, 2015
On-balance sheet automotive finance loans and leases
Consumer automotive	$64,672	$64,067
Commercial automotive	36,036	34,895
Operating leases	12,497	15,965
Other	68	72
Off-balance sheet automotive finance loans
Securitizations	2,760	2,550
Whole-loan	3,592	2,259
Total serviced automotive finance loans and leases	$119,625	$119,808

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

11.     Other Assets
The components of other assets were as follows.

($ in millions)	September 30, 2016	December 31, 2015
Property and equipment at cost	$838	$691
Accumulated depreciation	(507)	(456)
Net property and equipment	331	235
Restricted cash collections for securitization trusts (a)	1,473	2,010
Net deferred tax assets	967	1,369
Nonmarketable equity investments (b)	818	418
Other accounts receivable	447	158
Accrued interest and rent receivables	408	402
Goodwill (c)	240	27
Cash reserve deposits held-for-securitization trusts (d)	188	252
Fair value of derivative contracts in receivable position (e)	141	233
Restricted cash and cash equivalents	98	120
Cash collateral placed with counterparties	78	125
Other assets	1,118	972
Total other assets	$6,307	$6,321

(a)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	Includes investments in FHLB stock of $352 million and $391 million and FRB stock of $435 million and $0 million at September 30, 2016, and December 31, 2015, respectively.

(c)
Includes goodwill of $27 million at our Insurance operations at both September 30, 2016, and December 31, 2015, $193 million and $0 million within Corporate and Other at September 30, 2016, and December 31, 2015, respectively, and $20 million and $0 million within Automotive Finance operations at September 30, 2016, and December 31, 2015, respectively. As a result of our acquisition of TradeKing, we recognized $193 million of goodwill within Corporate and Other on June 1, 2016. On August 1, 2016, we purchased assets from Blue Yield. As a result of this purchase, we recognized $20 million of goodwill within Automotive Finance operations. No other changes in the carrying amount of goodwill were recorded during the nine months ended September 30, 2016.

(d)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

(e)	For additional information on derivative instruments and hedging activities, refer to Note 20.
12.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	September 30, 2016	December 31, 2015
Noninterest-bearing deposits	$101	$89
Interest-bearing deposits
Savings and money market checking accounts	44,846	36,386
Certificates of deposit	30,604	29,774
Dealer deposits	193	229
Total deposit liabilities	$75,744	$66,478
At September 30, 2016, and December 31, 2015, certificates of deposit included $11.5 billion of certificates of deposit in denominations of $100 thousand or more. At September 30, 2016, and December 31, 2015, certificates of deposit included $3.1 billion and $3.2 billion, respectively, in denominations in excess of $250 thousand federal insurance limits.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

13.    Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	September 30, 2016			December 31, 2015
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,525	$—	$3,525	$3,369	$—	$3,369
Federal Home Loan Bank	—	2,250	2,250	—	4,000	4,000
Securities sold under agreements to repurchase	—	659	659	—	648	648
Other	—	—	—	84	—	84
Total short-term borrowings	$3,525	$2,909	$6,434	$3,453	$4,648	$8,101

(a)	Refer to Note 14 for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements, short-term borrowing agreements in which we sell financial instruments to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of September 30, 2016, the financial instruments sold under agreement to repurchase consisted of mortgage-backed residential securities with the following maturities: $304 million within the next 30 days and $355 million within 31 to 60 days. Refer to Note 6 and Note 23 for further details on investment securities sold under agreements to repurchase.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. As of September 30, 2016, we placed cash collateral totaling $7 million with counterparties under these collateral arrangements associated with our repurchase agreements.
14.    Long-term Debt
The following table presents the composition of our long-term debt portfolio.

	September 30, 2016			December 31, 2015
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$3,279	$11,805	$15,084	$1,829	$9,427	$11,256
Due after one year (a)	16,410	24,861	41,271	18,803	35,844	54,647
Fair value adjustment (b)	471	10	481	334	(3)	331
Total long-term debt (c)	$20,160	$36,676	$56,836	$20,966	$45,268	$66,234

(a)	Includes $2.6 billion of trust preferred securities at both September 30, 2016, and December 31, 2015.

(b)	Represents the fair value adjustment associated with the application of hedge accounting on certain of our long-term debt positions. Refer to Note 20 for additional information.

(c)	Includes advances from the Federal Home Loan Bank of Pittsburgh of $6.1 billion and $5.4 billion at September 30, 2016, and December 31, 2015, respectively.
The following table presents the scheduled remaining maturity of long-term debt at September 30, 2016, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2016	2017	2018	2019	2020	2021 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$19	$4,365	$3,700	$1,662	$2,212	$9,078	$471	$21,507
Original issue discount	(21)	(91)	(101)	(39)	(39)	(1,056)	—	(1,347)
Total unsecured	(2)	4,274	3,599	1,623	2,173	8,022	471	20,160
Secured
Long-term debt	2,118	11,855	7,512	7,197	4,155	3,829	10	36,676
Total long-term debt	$2,116	$16,129	$11,111	$8,820	$6,328	$11,851	$481	$56,836

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	September 30, 2016			December 31, 2015
($ in millions)	Total		Ally Bank (a)	Total		Ally Bank (a)
Investment securities (b)	$586		$—	$2,420		$1,761
Mortgage assets held-for-investment and lending receivables	10,770		10,770	9,743		9,743
Consumer automotive finance receivables	28,870		5,485	34,324		9,167
Commercial automotive finance receivables	19,275		19,020	19,623		19,177
Investment in operating leases, net	2,706		1,290	5,539		3,205
Other assets (b)	93		—	—		—
Total assets restricted as collateral (c) (d)	$62,300		$36,565	$71,649		$43,053
Secured debt	$39,585	(e)	$17,736	$49,916	(e)	$24,787

(a)	Ally Bank is a component of the total column.

(b)	Certain investment securities and other assets are restricted under repurchase agreements. Refer to Note 13 for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $14.5 billion and $14.9 billion at September 30, 2016, and December 31, 2015, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans, net and investment securities. Ally Bank has access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the Federal Reserve Bank totaling $2.4 billion and $2.9 billion at September 30, 2016, and December 31, 2015, respectively. These assets were composed of consumer automotive finance receivables and loans, net and investment in operating leases, net. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 11 for additional information.

(e)	Includes $2.9 billion and $4.6 billion of short-term borrowings at September 30, 2016, and December 31, 2015, respectively.
Trust Preferred Securities
At September 30, 2016, we have issued and outstanding approximately $2.6 billion in aggregate liquidation preference of 8.125% Fixed Rate / Floating Rate Trust Preferred Securities, Series 2 (Series 2 TRUPS) net of original issue discount and debt issuance costs. Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions were payable at an annual rate of 8.125% payable quarterly in arrears, through but excluding February 15, 2016. From and including February 15, 2016, to but excluding February 15, 2040, distributions will be payable at an annual rate equal to three-month London interbank offer rate plus 5.785% payable quarterly in arrears, beginning May 15, 2016. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time on or after February 15, 2016 may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case.
Funding Facilities
We utilize both committed credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Condensed Consolidated Balance Sheet.
As of September 30, 2016, Ally Bank had exclusive access to $3.6 billion of funding capacity from committed credit facilities. Funding programs supported by the Federal Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private collateralized funding vehicles.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At September 30, 2016, all of our $18.1 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of September 30, 2016, we had $14.1 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Bank funding
Secured (b)	$2,950	$3,250	$650	$—	$3,600	$3,250
Parent funding
Secured	11,725	16,914	2,800	251	14,525	17,165
Total committed facilities	$14,675	$20,164	$3,450	$251	$18,125	$20,415

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Excludes off-balance sheet credit facility amounts.
15.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	September 30, 2016	December 31, 2015
Accounts payable	$781	$391
Employee compensation and benefits	218	242
Reserves for insurance losses and loss adjustment expenses	150	169
Cash collateral received from counterparties	113	82
Deferred revenue	66	108
Fair value of derivative contracts in payable position (a)	46	145
Other liabilities	424	408
Total accrued expenses and other liabilities	$1,798	$1,545

(a)	For additional information on derivative instruments and hedging activities, refer to Note 20.
16.    Preferred Stock
The following table summarizes information about our Series A Preferred Stock.

	September 30, 2016	December 31, 2015
Series A preferred stock
Carrying value ($ in millions)	$—	$696
Par value (per share)	—	0.01
Liquidation preference (per share)	—	25
Number of shares authorized	—	40,870,560
Number of shares issued and outstanding	—	27,870,560
Dividend/coupon
Prior to May 15, 2016	—%	8.5%
On and after May 15, 2016	—%	Three month LIBOR + 6.243%
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

17.    Accumulated Other Comprehensive (Loss) Income
The following table presents changes, net of tax, in each component of accumulated other comprehensive (loss) income.

($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges	Defined benefit pension plans	Accumulated other comprehensive (loss) income
Balance at December 31, 2014	$(21)	$36	$7	$(88)	$(66)
2015 net change	(35)	(21)	—	—	(56)
Balance at September 30, 2015	$(56)	$15	$7	$(88)	$(122)
Balance at December 31, 2015	$(159)	$9	$8	$(89)	$(231)
2016 net change	258	5	—	(1)	262
Balance at September 30, 2016	$99	$14	$8	$(90)	$31

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 20.
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive (loss) income.

Three months ended September 30, 2016 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized gains arising during the period	$41		$(4)		$37
Less: Net realized gains reclassified to income from continuing operations	52	(a)	(11)	(b)	41
Net change	(11)		7		(4)
Translation adjustments
Net unrealized losses arising during the period	(2)		1		(1)
Net investment hedges
Net unrealized gains arising during the period	2		(1)		1
Other comprehensive loss	$(11)		$7		$(4)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Three months ended September 30, 2015 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized gains arising during the period	$106		$(41)		$65
Less: Net realized gains reclassified to income from continuing operations	6	(a)	(3)	(b)	3
Net change	100		(38)		62
Translation adjustments
Net unrealized losses arising during the period	(17)		5		(12)
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(1)		—		(1)
Net change	(16)		5		(11)
Net investment hedges
Net unrealized gains arising during the period	15		(5)		10
Other comprehensive income	$99		$(38)		$61

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2016 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized gains arising during the period	$506		$(133)		$373
Less: Net realized gains reclassified to income from continuing operations	145	(a)	(30)	(b)	115
Net change	361		(103)		258
Translation adjustments
Net unrealized gains arising during the period	10		(4)		6
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(1)		—		(1)
Net change	11		(4)		7
Net investment hedges
Net unrealized losses arising during the period	(4)		2		(2)
Defined benefit pension plans
Net unrealized losses arising during the period	(1)		—		(1)
Other comprehensive income	$367		$(105)		$262

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Nine months ended September 30, 2015 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized gains arising during the period	$53		$(21)		$32
Less: Net realized gains reclassified to income from continuing operations	106	(a)	(39)	(b)	67
Net change	(53)		18		(35)
Translation adjustments
Net unrealized losses arising during the period	(33)		11		(22)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	42		(20)		22
Net change	(75)		31		(44)
Net investment hedges
Net unrealized gains arising during the period	31		(11)		20
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(4)		1		(3)
Net change	35		(12)		23
Other comprehensive loss	$(93)		$37		$(56)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

18.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except share data) (a)	2016	2015	2016	2015
Net income from continuing operations	$261	$273	$865	$621
Preferred stock dividends (b)	—	(38)	(30)	(1,356)
Net income (loss) from continuing operations attributable to common shareholders	261	235	835	(735)
(Loss) income from discontinued operations, net of tax	(52)	(5)	(46)	405
Net income (loss) attributable to common shareholders	$209	$230	$789	$(330)
Basic weighted-average common shares outstanding (c)	482,392,811	483,073,329	483,992,930	482,725,342
Diluted weighted-average common shares outstanding (c) (d)	483,575,307	484,399,091	484,762,142	482,725,342
Basic earnings per common share
Net income (loss) from continuing operations	$0.54	$0.49	$1.73	$(1.52)
(Loss) income from discontinued operations, net of tax	(0.11)	(0.01)	(0.10)	0.84
Net income (loss)	$0.43	$0.48	$1.63	$(0.68)
Diluted earnings per common share
Net income (loss) from continuing operations	$0.54	$0.49	$1.72	$(1.52)
(Loss) income from discontinued operations, net of tax	(0.11)	(0.01)	(0.10)	0.84
Net income (loss)	$0.43	$0.47	$1.63	$(0.68)

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)
Preferred stock dividends for the three months and nine months ended September 30, 2015, include $1,193 million recognized in connection with the partial redemption of the Series G Preferred Stock and the repurchase of the Series A Preferred Stock. These dividends represent an additional return to preferred shareholders calculated as the excess consideration paid over the carrying amount derecognized.

(c)	Includes shares related to share-based compensation that vested but were not yet issued for the three months and nine months ended September 30, 2016, and 2015, respectively.

(d)
Due to the antidilutive effect of the net loss from continuing operations attributable to common shareholders for the nine months ended September 30, 2015, basic weighted-average common shares outstanding was used to calculate basic and diluted earnings per share.

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
On March 7, 2016, Ally Bank received approval from the Federal Reserve to become a state member bank. Ally Bank is now regulated by the FRB through the Federal Reserve Bank of Chicago, as well as the Utah Department of Financial Institutions. In addition, in connection with the application for membership in the Federal Reserve System, Ally Bank made commitments to the FRB relating to capital, liquidity, and business plan requirements. These commitments are consistent with the prior requirements under the now-terminated Capital and Liquidity Maintenance Agreement with the Federal Deposit Insurance Corporation (FDIC), including the requirement to maintain capital at a level such that Ally Bank’s Tier 1 leverage ratio is at least 15%. For this purpose, the leverage ratio is determined in accordance with the FRB's regulations related to capital maintenance. As a requirement of Federal Reserve membership, on March 21, 2016, Ally Bank purchased $435 million of FRB stock.
Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.
The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	September 30, 2016		December 31, 2015		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$12,913	9.53%	$12,507	9.21%	4.50%		(a)
Ally Bank	17,537	17.21	16,594	17.05	4.50		6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,087	11.13%	$15,077	11.10%	6.00%		6.00%
Ally Bank	17,537	17.21	16,594	17.05	6.00		8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$17,343	12.80%	$17,005	12.52%	8.00%		10.00%
Ally Bank	18,069	17.73	17,043	17.51	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (b)
Ally Financial Inc.	$15,087	9.73%	$15,077	9.73%	4.00%		(a)
Ally Bank	17,537	15.45	16,594	15.38	15.00	(c)	5.00%

(a)	Currently, there is no ratio component for determining whether a BHC is "well-capitalized."

(b)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(c)	Ally Bank has committed to the FRB to maintain a Tier 1 leverage ratio of at least 15%.
At September 30, 2016, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

On April 5, 2016, we submitted the results of our semi-annual stress test and our annual capital plan to the FRB. On June 23, 2016, we publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On June 29, 2016, we received a non-objection to our capital plan from the FRB, including the proposed capital actions contained in our submission. The proposed capital actions include a quarterly cash dividend of $0.08 per share of our common stock, subject to quarterly approval by the Board of Directors, and the ability to repurchase up to $700 million of our common stock from time to time through the second quarter of 2017. In addition, we submitted to the FRB the results of our company-run mid-year stress test conducted under multiple macroeconomic scenarios and disclosed the results of this stress test under the most severe scenario on October 5, 2016, in accordance with regulatory requirements.
On July 18, 2016, the Ally Board of Directors declared a quarterly cash dividend payment of $0.08 per share on all common stock. The dividend was paid on August 15, 2016, to shareholders of record at the close of business on August 1, 2016. On October 18, 2016, the Ally Board of Directors declared a second quarterly cash dividend payment of $0.08 per share on all common stock. Refer to Note 27 to the Condensed Consolidated Financial Statements for further information regarding this common share dividend. Additionally, the Ally Board of Directors authorized a common stock repurchase program of up to $700 million beginning in the third quarter of 2016 and continuing through the second quarter of 2017. During the third quarter of 2016, we repurchased $159 million, or 8,297,653 shares of common stock under this program which reduced total shares outstanding by approximately 1.7%. We had 475,469,882 shares of common stock outstanding at September 30, 2016.
In September 2016, the FRB proposed a rule that would, among other things, revise the capital plan rule to no longer subject large and noncomplex firms, including Ally, to the provisions of the existing rule whereby the FRB may object to a capital plan on the basis of qualitative deficiencies in the firm’s capital planning process. Under the proposed rule, the qualitative assessment of Ally’s capital plan would be conducted outside of the Comprehensive Capital Analysis and Review (CCAR) process, through the supervisory review process, and Ally’s reporting requirements would be modified to reduce certain reporting burdens related to capital planning and stress testing. The proposed rule would take effect for the 2017 capital planning cycle.
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
We also enter into prepaid equity forward contracts to economically hedge the price risk associated with certain of our executive share-based compensation plans. The prepaid equity forward contracts are hybrid instruments containing an embedded forward contract, which is considered a derivative instrument. The embedded derivative instrument is bifurcated from the host contract and is recorded at fair value with changes in fair value recorded in compensation and benefits expense. The balance of the prepaid component of these equity forward contracts was $17 million as of September 30, 2016, and was recorded within other assets on the Condensed Consolidated Balance Sheet.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. No such specified credit risk related events occurred during the third quarter of 2016.
We placed cash collateral totaling $70 million and securities collateral totaling $49 million at September 30, 2016, and $103 million and $86 million at December 31, 2015, respectively, in accounts maintained by counterparties. This amount primarily relates to collateral posted to support our derivative positions. This amount also excludes cash and securities pledged as collateral under repurchase agreements. At September 30, 2016, and December 31, 2015, we placed cash collateral totaling $7 million and $21 million, respectively, with counterparties under collateral arrangements associated with repurchase agreements. Refer to Note 13 for details on the repurchase agreements. The receivables for cash collateral placed are included in our Condensed Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $113 million at September 30, 2016, primarily to support these derivative positions. We received cash collateral from counterparties totaling $82 million at December 31, 2015. This amount also excludes cash and securities pledged as collateral under repurchase agreements. Refer to Note 13 for details on the repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met. At September 30, 2016, and December 31, 2015, we received noncash collateral of $2 million and $7 million, respectively. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	September 30, 2016			December 31, 2015
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives designated as accounting hedges
Interest rate contracts
Swaps (c) (d) (e)	$114	$7	$6,754	$126	$9	$14,151
Foreign exchange contracts
Forwards	—	—	221	—	1	189
Total derivatives designated as accounting hedges	114	7	6,975	126	10	14,340
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	5	15	864	30	51	6,101
Futures and forwards	—	—	—	2	2	1,905
Written options	—	20	15,206	—	72	18,220
Purchased options	21	—	15,206	73	—	18,240
Total interest rate risk	26	35	31,276	105	125	44,466
Foreign exchange contracts
Futures and forwards	1	—	111	—	—	278
Total foreign exchange risk	1	—	111	—	—	278
Equity contracts
Forwards	—	4	17	—	9	32
Written options	—	—	—	—	1	—
Purchased options	—	—	—	2	—	—
Total equity risk	—	4	17	2	10	32
Total derivatives not designated as accounting hedges	27	39	31,404	107	135	44,776
Total derivatives	$141	$46	$38,379	$233	$145	$59,116

(a)
Derivative contracts in a receivable position are classified as other assets on the Condensed Consolidated Balance Sheet, and includes accrued interest of $7 million and $46 million at September 30, 2016, and December 31, 2015, respectively.

(b)
Derivative contracts in a liability position are classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet, and includes accrued interest of $1 million and $12 million at September 30, 2016, and December 31, 2015, respectively.

(c)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate unsecured debt obligations with $104 million and $112 million in a receivable position, $0 million and $3 million in a payable position, and a $2.3 billion and $6.8 billion notional amount at September 30, 2016, and December 31, 2015, respectively. The hedge notional amount of $2.3 billion at September 30, 2016, is associated with debt maturing in five or more years.

(d)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate secured debt obligations (FHLB Advances) with $10 million and $1 million in a receivable position, $0 million and $2 million in a payable position, and a $898 million and $500 million notional amount at September 30, 2016, and December 31, 2015, respectively.

(e)
Other fair value hedges include pay-fixed swaps on portfolios of held-for-investment automotive loan assets with $0 million and $13 million in a receivable position, $7 million and $3 million in a payable position, and a $3.5 billion and $6.8 billion notional amount at September 30, 2016, and December 31, 2015, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Derivatives qualifying for hedge accounting
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Interest and fees on finance receivables and loans (a)	$16	$(34)	$(18)	$(50)
Interest on long-term debt (b) (c)	(31)	132	211	121
(Loss) gain recognized in earnings on hedged items
Interest rate contracts
Interest and fees on finance receivables and loans (d)	(17)	38	16	73
Interest on long-term debt (e)	32	(135)	(214)	(128)
Total derivatives qualifying for hedge accounting	—	1	(5)	16
Derivatives not designated as accounting hedges
Loss recognized in earnings on derivatives
Interest rate contracts
Loss on mortgage and automotive loans, net	—	(2)	—	(2)
Other income, net of losses	(5)	—	(2)	(9)
Total interest rate contracts	(5)	(2)	(2)	(11)
Foreign exchange contracts (f)
Interest on long-term debt	—	(1)	(2)	(139)
Other income, net of losses	(1)	1	(4)	9
Total foreign exchange contracts	(1)	—	(6)	(130)
Equity contracts
Compensation and benefits expense	2	(4)	—	(7)
Total equity contracts	2	(4)	—	(7)
Loss recognized in earnings on derivatives	$(4)	$(5)	$(13)	$(132)

(a)
Amounts exclude losses related to interest for qualifying accounting hedges of retail automotive loans held-for-investment, which are primarily offset by the fixed coupon payments of the loans. The losses were $4 million and $18 million for the three months ended September 30, 2016, and 2015, respectively, and $16 million and $50 million for the nine months ended September 30, 2016, and 2015, respectively.

(b)
Amounts exclude gains related to interest for qualifying accounting hedges of unsecured debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $7 million and $24 million for the three months ended September 30, 2016, and 2015, respectively, and $34 million and $71 million for the nine months ended September 30, 2016, and 2015, respectively.

(c)
Amounts exclude gains related to interest for qualifying accounting hedges of secured debt (FHLB Advances), which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $1 million for the three months ended September 30, 2016, and $4 million for the nine months ended September 30, 2016.

(d)
Amounts exclude losses related to amortization of deferred loan basis adjustments on the de-designated hedged item of $6 million and $1 million for the three months ended September 30, 2016, and 2015, respectively, and $15 million and $1 million for the nine months ended September 30, 2016, and 2015, respectively.

(e)
Amounts exclude gains related to amortization of deferred debt basis adjustments on the de-designated hedged item of $23 million and $14 million for the three months ended September 30, 2016, and 2015, respectively, and $62 million and $59 million for the nine months ended September 30, 2016, and 2015, respectively.

(f)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Gains of $1 million were recognized for the three months ended September 30, 2016, and 2015, and gains of $4 million and $134 million were recognized for the nine months ended September 30, 2016, and 2015, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes derivative instruments used in cash flow and net investment hedge accounting relationships.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Foreign exchange contracts
Loss reclassified from accumulated other comprehensive loss to income from discontinued operations, net	$—	$—	$—	$(4)
Total loss from discontinued operations, net	$—	$—	$—	$(4)
Gain (loss) recognized in other comprehensive income (a)	$2	$15	$(4)	$35

(a)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive income (loss) related to the revaluation of the related net investment in foreign operations, including the tax impacts of the hedge and related net investment, as disclosed separately in Note 17. There were losses of $2 million and $16 million for the three months ended September 30, 2016, and 2015, respectively. There were gains of $9 million and losses of $56 million for the nine months ended September 30, 2016, and 2015, respectively.

21.    Income Taxes
We recognized total income tax expense from continuing operations of $130 million and $336 million for the three months and nine months ended September 30, 2016, compared to income tax expense of $144 million and $341 million for the same periods in 2015. The decrease in income tax expense for the three months ended September 30, 2016, compared to the same period in 2015, was primarily driven by lower pretax earnings. The decrease in income tax expense for the nine months ended September 30, 2016, compared to the same period in 2015, was primarily driven by a tax benefit that resulted from a U.S. tax reserve release related to a prior year federal return that reduced our liability for unrecognized tax benefits. This tax benefit was offset by increases in tax expense attributable to higher pretax earnings and the establishment of a valuation allowance on capital loss carryforwards.
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We continue to believe it is more likely than not that the benefit for capital loss carryforwards, certain foreign tax credits and state net operating loss carryforwards will not be realized. In recognition of this risk, we continue to provide a full valuation allowance on capital loss carryforwards and a partial valuation allowance on the deferred tax assets relating to foreign tax credits and state net operating loss carryforwards.
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no transfers between any levels for the nine months ended September 30, 2016.

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

We also execute over-the-counter (OTC) and centrally-cleared derivative contracts, such as interest rate swaps, a cross-currency swap, swaptions, foreign-currency denominated forward contracts, prepaid equity forward contracts, caps, floors, and agency to-be-announced securities. For OTC contracts, we utilize third-party-developed valuation models that are widely accepted in the market to value these OTC derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves, interpolated volatility assumptions, or equity pricing) are used in the model. We classified these OTC derivative contracts as Level 2 because all significant inputs into these models were market observable. For centrally-cleared contracts, we utilize unadjusted prices obtained from the clearing house as the basis for valuation, and they are also classified as Level 2. We did not have any derivative instruments classified as Level 3 as of September 30, 2016, or December 31, 2015.
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

	Recurring fair value measurements
September 30, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$321	$—	$—	$321
U.S. States and political subdivisions	—	763	—	763
Foreign government	11	169	—	180
Mortgage-backed residential	—	12,143	—	12,143
Mortgage-backed commercial	—	524	—	524
Asset-backed	—	1,570	—	1,570
Corporate debt	—	1,630	—	1,630
Total debt securities	332	16,799	—	17,131
Equity securities (a)	570	—	—	570
Total available-for-sale securities	902	16,799	—	17,701
Other assets
Interests retained in financial asset sales	—	—	32	32
Derivative contracts in a receivable position (b)
Interest rate	—	140	—	140
Foreign currency	—	1	—	1
Total derivative contracts in a receivable position	—	141	—	141
Total assets	$902	$16,940	$32	$17,874
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position (b)
Interest rate	$—	$(42)	$—	$(42)
Other	—	(4)	—	(4)
Total derivative contracts in a payable position	—	(46)	—	(46)
Total liabilities	$—	$(46)	$—	$(46)

(a)	Our investment in any one industry did not exceed 14%.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 20.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total
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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at September 30, 2016	Net unrealized gains included in earnings still held at September 30, 2016
($ in millions)	Fair value at July 1, 2016	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Other assets
Interests retained in financial asset sales	$31	$1	(a)	$—	$—	$2	$—	$(2)	$32	$—
Total assets	$31	$1		$—	$—	$2	$—	$(2)	$32	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
	Fair value at July 1, 2015	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Fair value at September 30, 2015	Net unrealized gains included in earnings still held at September 30, 2015
($ in millions)		included in earnings		included in OCI
Assets
Mortgage loans held-for-sale, net	$4	$—	(a)	$—	$—	$(4)	$—	$—	$—	$—
Other assets
Interests retained in financial asset sales	32	1	(a)	—	—	—	1	(5)	29	—
Total assets	$36	$1		$—	$—	$(4)	$1	$(5)	$29	$—
(a)    Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at September 30, 2016	Net unrealized gains included in earnings still held at September 30, 2016
($ in millions)	Fair value at Jan. 1, 2016	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Other assets
Interests retained in financial asset sales	$40	$4	(a)	$—	$—	$8	$—	$(20)	$32	$—
Total assets	$40	$4		$—	$—	$8	$—	$(20)	$32	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2015	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Fair value at September 30, 2015	Net unrealized gains included in earnings still held at September 30, 2015
($ in millions)		included in earnings		included in OCI
Assets
Mortgage loans held-for-sale, net	$3	$1		$—	$—	$(4)	$—	$—	$—	$—
Other assets
Interests retained in financial asset sales	47	8	(a)	—	—	—	2	(28)	29	—
Total assets	$50	$9		$—	$—	$(4)	$2	$(28)	$29	$—
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain included in earnings for the three months ended		Total gain included in earnings for the nine months ended
September 30, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$56	$56	$—	n/m	(a)	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	30	30	(7)	n/m	(a)	n/m	(a)
Other	—	—	45	45	(17)	n/m	(a)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	75	75	(24)	n/m	(a)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	15	15	(4)	n/m	(a)	n/m	(a)
Other	—	—	7	7	—	n/m	(a)	n/m	(a)
Total assets	$—	$—	$153	$153	$(28)	n/m		n/m
n/m = not meaningful

(a)
We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.

(b)	Represents the portion of the portfolio specifically impaired during 2016. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain included in earnings for the three months ended		Total gain included in earnings for the nine months ended
September 30, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net
Other	$—	—	37	37	—	n/m	(a)	n/m	(a)
Total loans held-for-sale, net	—	—	37	37	—	n/m	(a)	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	13	13	(4)	n/m	(a)	n/m	(a)
Other	—	—	30	30	(15)	n/m	(a)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	43	43	(19)	n/m	(a)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	9	9	(3)	n/m	(a)	n/m	(a)
Other	—	—	2	2	—	n/m	(a)	n/m	(a)
Total assets	$—	$—	$91	$91	$(22)	n/m		n/m
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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at September 30, 2016, and December 31, 2015.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
September 30, 2016
Financial assets
Held-to-maturity securities	$649	$—	$658	$—	$658
Loans held-for-sale, net	56	—	—	56	56
Finance receivables and loans, net	113,825	—	—	114,847	114,847
Nonmarketable equity investments	818	—	787	50	837
Financial liabilities
Deposit liabilities	$75,744	$—	$—	$76,231	$76,231
Short-term borrowings	6,434	—	—	6,435	6,435
Long-term debt	56,836	—	22,405	36,790	59,195
December 31, 2015
Financial assets
Loans held-for-sale, net	$105	$—	$—	$105	$105
Finance receivables and loans, net	110,546	—	—	110,737	110,737
Nonmarketable equity investments	418	—	391	42	433
Financial liabilities
Deposit liabilities	$66,478	$—	$—	$66,889	$66,889
Short-term borrowings	8,101	—	—	8,102	8,102
Long-term debt	66,234	—	23,018	45,157	68,175
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
In certain instances as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At September 30, 2016, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/(liabilities)	Gross amounts offset in the Condensed Consolidated Balance Sheet	Net amounts of assets/(liabilities) presented in the Condensed Consolidated Balance Sheet
				Gross amounts not offset in the Condensed Consolidated Balance Sheet
September 30, 2016 ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
Assets
Derivative assets in net asset positions	$140	$—	$140	$(15)	$(104)	$21
Derivative assets in net liability positions	1	—	1	(1)	—	—
Total assets (d)	$141	$—	$141	$(16)	$(104)	$21
Liabilities
Derivative liabilities in net liability positions	$(28)	$—	$(28)	$—	$7	$(21)
Derivative liabilities in net asset positions	(15)	—	(15)	15	—	—
Derivative liabilities with no offsetting arrangements	(3)	—	(3)	—	—	(3)
Total derivative liabilities (d)	(46)	—	(46)	15	7	(24)
Securities sold under agreements to repurchase (e)	(659)	—	(659)	—	659	—
Total liabilities	$(705)	$—	$(705)	$15	$666	$(24)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. $2 million of noncash derivative collateral pledged to us was excluded at September 30, 2016. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met.

(c)
Certain agreements grant us the right to sell or pledge the noncash assets we receive as collateral. Noncash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $2 million at September 30, 2016. We have not sold or pledged any of the noncash collateral received under these agreements as of September 30, 2016.

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
Corporate Finance operations — Primarily provides senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle market companies. The loans are used to support leveraged buyouts, mergers and acquisitions, debt refinancing, restructurings, and working capital.
Corporate and Other primarily consists of activity related to centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes certain equity investments, the management of our legacy mortgage portfolio, and reclassifications and eliminations between the reportable operating segments. Additionally, beginning in June 2016, financial information related to TradeKing is included within Corporate and Other.
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
Financial information for our reportable operating segments is summarized as follows.

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2016
Net financing revenue (loss)	$933	$14	$25	$30	$(6)	$996
Other revenue	74	264	—	4	46	388
Total net revenue	1,007	278	25	34	40	1,384
Provision for loan losses	270	—	1	3	(16)	258
Total noninterest expense	418	222	16	16	63	735
Income (loss) from continuing operations before income tax expense	$319	$56	$8	$15	$(7)	$391
Total assets	$113,669	$7,259	$7,933	$3,232	$25,304	$157,397
2015
Net financing revenue	$870	$16	$17	$22	$45	$970
Other revenue	63	233	—	10	26	332
Total net revenue	933	249	17	32	71	1,302
Provision for loan losses	201	—	3	4	3	211
Total noninterest expense	409	209	10	14	32	674
Income from continuing operations before income tax expense	$323	$40	$4	$14	$36	$417
Total assets	$113,843	$6,997	$6,326	$2,269	$26,481	$155,916

(a)	Net financing revenue after the provision for loan losses totaled $738 million and $759 million for the three months ended September 30, 2016, and 2015, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2016
Net financing revenue (loss)	$2,758	$44	$71	$87	$(29)	$2,931
Other revenue	228	777	—	14	119	1,138
Total net revenue	2,986	821	71	101	90	4,069
Provision for loan losses	649	—	4	12	(15)	650
Total noninterest expense	1,255	733	48	49	133	2,218
Income (loss) from continuing operations before income tax expense	$1,082	$88	$19	$40	$(28)	$1,201
Total assets	$113,669	$7,259	$7,933	$3,232	$25,304	$157,397
2015
Net financing revenue	$2,529	$42	$39	$64	$62	$2,736
Other revenue (loss)	170	769	—	22	(175)	786
Total net revenue (loss)	2,699	811	39	86	(113)	3,522
Provision for loan losses	460	—	9	3	(5)	467
Total noninterest expense	1,237	678	28	42	108	2,093
Income (loss) from continuing operations before income tax expense	$1,002	$133	$2	$41	$(216)	$962
Total assets	$113,843	$6,997	$6,326	$2,269	$26,481	$155,916

(a)	Net financing revenue after the provision for loan losses totaled $2,281 million and $2,269 million for the nine months ended September 30, 2016, and 2015, respectively.
Information concerning principal geographic areas was as follows.

Three months ended September 30, ($ in millions)	Revenue (a)	Income from continuing operations before income tax expense	Net income (loss)
2016
Canada	$22	$10	$9
Europe	—	—	(1)
Latin America	—	—	(1)
Total foreign (b)	22	10	7
Total domestic (c)	1,362	381	202
Total	$1,384	$391	$209
2015
Canada	$24	$11	$9
Europe	—	1	—
Total foreign (b)	24	12	9
Total domestic (c)	1,278	405	259
Total	$1,302	$417	$268

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Financial Statements.

(b)	Our foreign operations as of September 30, 2016, and September 30, 2015, consist of our ongoing Insurance operations in Canada and our remaining international entities in wind-down.

(c)	Amounts include eliminations between our domestic and foreign operations.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Revenue (a)	Income from continuing operations before income tax expense	Net income (loss) (b)
2016
Canada	$67	$32	$27
Europe	—	—	(4)
Latin America	—	—	(1)
Total foreign (c)	67	32	22
Total domestic (d)	4,002	1,169	797
Total	$4,069	$1,201	$819
2015
Canada	$76	$35	$30
Europe	1	5	28
Asia-Pacific	—	—	452
Total foreign (c)	77	40	510
Total domestic (d)	3,445	922	516
Total	$3,522	$962	$1,026

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Financial Statements.

(b)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(c)	Our foreign operations as of September 30, 2016, and September 30, 2015, consist of our ongoing Insurance operations in Canada and our remaining international entities in wind-down.

(d)	Amounts include eliminations between our domestic and foreign operations.
25.    Parent and Guarantor Condensed Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of September 30, 2016, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statements of Comprehensive Income

Three months ended September 30, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(15)	$—	$1,322	$—	$1,307
Interest and fees on finance receivables and loans — intercompany	2	—	2	(4)	—
Interest and dividends on investment securities	—	—	102	(1)	101
Interest on cash and cash equivalents	1	—	2	—	3
Interest-bearing cash — intercompany	—	—	2	(2)	—
Operating leases	4	—	645	—	649
Total financing revenue and other interest income	(8)	—	2,075	(7)	2,060
Interest expense
Interest on deposits	2	—	210	—	212
Interest on short-term borrowings	10	—	4	—	14
Interest on long-term debt	289	—	141	—	430
Interest on intercompany debt	5	—	2	(7)	—
Total interest expense	306	—	357	(7)	656
Depreciation expense on operating lease assets	3	—	405	—	408
Net financing (loss) revenue	(317)	—	1,313	—	996
Cash dividends from subsidiaries
Nonbank subsidiaries	170	—	—	(170)	—
Other revenue
Insurance premiums and service revenue earned	—	—	238	—	238
(Loss) gain on mortgage and automotive loans, net	(7)	—	7	—	—
Other gain on investments, net	—	—	52	—	52
Other income, net of losses	298	—	231	(431)	98
Total other revenue	291	—	528	(431)	388
Total net revenue	144	—	1,841	(601)	1,384
Provision for loan losses	147	—	111	—	258
Noninterest expense
Compensation and benefits expense	143	—	105	—	248
Insurance losses and loss adjustment expenses	—	—	69	—	69
Other operating expenses	307	—	541	(430)	418
Total noninterest expense	450	—	715	(430)	735
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(453)	—	1,015	(171)	391
Income tax (benefit) expense from continuing operations	(88)	—	218	—	130
Net (loss) income from continuing operations	(365)	—	797	(171)	261
Loss from discontinued operations, net of tax	(47)	—	(5)	—	(52)
Undistributed income of subsidiaries
Bank subsidiary	325	325	—	(650)	—
Nonbank subsidiaries	296	—	—	(296)	—
Net income	209	325	792	(1,117)	209
Other comprehensive loss, net of tax	(4)	(3)	(9)	12	(4)
Comprehensive income	$205	$322	$783	$(1,105)	$205

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended September 30, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(33)	$—	$1,199	$—	$1,166
Interest and fees on finance receivables and loans — intercompany	3	—	1	(4)	—
Interest on loans held-for-sale	—	—	2	—	2
Interest and dividends on investment securities	—	—	102	—	102
Interest on cash and cash equivalents	—	—	2	—	2
Interest-bearing cash — intercompany	—	—	2	(2)	—
Operating leases	1	—	829	—	830
Total financing revenue and other interest income	(29)	—	2,137	(6)	2,102
Interest expense
Interest on deposits	3	—	178	—	181
Interest on short-term borrowings	10	—	3	—	13
Interest on long-term debt	272	—	138	—	410
Interest on intercompany debt	3	—	3	(6)	—
Total interest expense	288	—	322	(6)	604
Depreciation expense on operating lease assets	1	—	527	—	528
Net financing (loss) revenue	(318)	—	1,288	—	970
Cash dividends from subsidiaries
Nonbank subsidiaries	494	—	—	(494)	—
Other revenue
Insurance premiums and service revenue earned	—	—	236	—	236
Loss on mortgage and automotive loans, net	(1)	—	(1)	—	(2)
Other gain on investments, net	—	—	6	—	6
Other income, net of losses	367	—	329	(604)	92
Total other revenue	366	—	570	(604)	332
Total net revenue	542	—	1,858	(1,098)	1,302
Provision for loan losses	48	—	163	—	211
Noninterest expense
Compensation and benefits expense	138	—	212	(115)	235
Insurance losses and loss adjustment expenses	—	—	61	—	61
Other operating expenses	315	—	552	(489)	378
Total noninterest expense	453	—	825	(604)	674
Income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	41	—	870	(494)	417
Income tax (benefit) expense from continuing operations	(30)	—	174	—	144
Net income from continuing operations	71	—	696	(494)	273
Loss from discontinued operations, net of tax	(5)	—	—	—	(5)
Undistributed income (loss) income of subsidiaries
Bank subsidiary	254	254	—	(508)	—
Nonbank subsidiaries	(52)	(1)	—	53	—
Net income	268	253	696	(949)	268
Other comprehensive income, net of tax	61	65	55	(120)	61
Comprehensive income	$329	$318	$751	$(1,069)	$329

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(82)	$—	$3,889	$—	$3,807
Interest and fees on finance receivables and loans — intercompany	8	—	6	(14)	—
Interest and dividends on investment securities	—	—	303	(1)	302
Interest on cash and cash equivalents	4	—	6	—	10
Interest-bearing cash — intercompany	—	—	7	(7)	—
Operating leases	14	—	2,105	—	2,119
Total financing revenue and other interest income	(56)	—	6,316	(22)	6,238
Interest expense
Interest on deposits	6	—	602	—	608
Interest on short-term borrowings	31	—	8	—	39
Interest on long-term debt	868	—	440	—	1,308
Interest on intercompany debt	14	—	8	(22)	—
Total interest expense	919	—	1,058	(22)	1,955
Depreciation expense on operating lease assets	11	—	1,341	—	1,352
Net financing (loss) revenue	(986)	—	3,917	—	2,931
Cash dividends from subsidiaries
Nonbank subsidiaries	800	—	—	(800)	—
Other revenue
Insurance premiums and service revenue earned	—	—	704	—	704
(Loss) gain on mortgage and automotive loans, net	(11)	—	15	—	4
Loss on extinguishment of debt	(2)	—	(2)	—	(4)
Other gain on investments, net	—	—	145	—	145
Other income, net of losses	989	—	661	(1,361)	289
Total other revenue	976	—	1,523	(1,361)	1,138
Total net revenue	790	—	5,440	(2,161)	4,069
Provision for loan losses	295	—	355	—	650
Noninterest expense
Compensation and benefits expense	430	—	312	—	742
Insurance losses and loss adjustment expenses	—	—	287	—	287
Other operating expenses	963	—	1,586	(1,360)	1,189
Total noninterest expense	1,393	—	2,185	(1,360)	2,218
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(898)	—	2,900	(801)	1,201
Income tax (benefit) expense from continuing operations	(196)	(82)	614	—	336
Net (loss) income from continuing operations	(702)	82	2,286	(801)	865
Loss from discontinued operations, net of tax	(39)	—	(7)	—	(46)
Undistributed income (loss) of subsidiaries
Bank subsidiary	932	932	—	(1,864)	—
Nonbank subsidiaries	628	(2)	—	(626)	—
Net income	819	1,012	2,279	(3,291)	819
Other comprehensive income, net of tax	262	143	234	(377)	262
Comprehensive income	$1,081	$1,155	$2,513	$(3,668)	$1,081

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(45)	$—	$3,403	$—	$3,358
Interest and fees on finance receivables and loans — intercompany	15	—	22	(37)	—
Interest on loans held-for-sale	—	—	40	—	40
Interest and dividends on investment securities	—	—	283	—	283
Interest on cash and cash equivalents	1	—	5	—	6
Interest-bearing cash — intercompany	—	—	6	(6)	—
Operating leases	1	—	2,585	—	2,586
Total financing revenue and other interest income	(28)	—	6,344	(43)	6,273
Interest expense
Interest on deposits	8	—	522	—	530
Interest on short-term borrowings	30	—	6	—	36
Interest on long-term debt	856	—	402	—	1,258
Interest on intercompany debt	28	—	15	(43)	—
Total interest expense	922	—	945	(43)	1,824
Depreciation expense on operating lease assets	1	—	1,712	—	1,713
Net financing (loss) revenue	(951)	—	3,687	—	2,736
Cash dividends from subsidiaries
Bank subsidiaries	525	525	—	(1,050)	—
Nonbank subsidiaries	980	—	—	(980)	—
Other revenue
Insurance premiums and service revenue earned	—	—	706	—	706
(Loss) gain on mortgage and automotive loans, net	(9)	—	54	—	45
Loss on extinguishment of debt	(353)	—	(1)	—	(354)
Other gain on investments, net	—	—	106	—	106
Other income, net of losses	1,045	—	1,019	(1,781)	283
Total other revenue	683	—	1,884	(1,781)	786
Total net revenue	1,237	525	5,571	(3,811)	3,522
Provision for loan losses	111	—	356	—	467
Noninterest expense
Compensation and benefits expense	431	—	634	(339)	726
Insurance losses and loss adjustment expenses	—	—	239	—	239
Other operating expenses	935	—	1,635	(1,442)	1,128
Total noninterest expense	1,366	—	2,508	(1,781)	2,093
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(240)	525	2,707	(2,030)	962
Income tax (benefit) expense from continuing operations	(231)	—	572	—	341
Net (loss) income from continuing operations	(9)	525	2,135	(2,030)	621
Income from discontinued operations, net of tax	367	—	38	—	405
Undistributed income (loss) of subsidiaries
Bank subsidiary	302	302	—	(604)	—
Nonbank subsidiaries	366	(1)	—	(365)	—
Net income	1,026	826	2,173	(2,999)	1,026
Other comprehensive (loss) income, net of tax	(56)	40	(64)	24	(56)
Comprehensive income	$970	$866	$2,109	$(2,975)	$970

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

September 30, 2016 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$809	$—	$970	$—	$1,779
Interest-bearing	600	—	1,910	—	2,510
Interest-bearing — intercompany	—	—	779	(779)	—
Total cash and cash equivalents	1,409	—	3,659	(779)	4,289
Available-for-sale securities	—	—	18,030	(329)	17,701
Held-to-maturity securities	—	—	649	—	649
Loans held-for-sale, net	—	—	56	—	56
Finance receivables and loans, net
Finance receivables and loans, net	5,501	—	109,458	—	114,959
Intercompany loans to
Bank subsidiary	300	—	—	(300)	—
Nonbank subsidiaries	1,693	—	600	(2,293)	—
Allowance for loan losses	(125)	—	(1,009)	—	(1,134)
Total finance receivables and loans, net	7,369	—	109,049	(2,593)	113,825
Investment in operating leases, net	50	—	12,639	—	12,689
Intercompany receivables from
Bank subsidiary	343	—	—	(343)	—
Nonbank subsidiaries	90	—	127	(217)	—
Investment in subsidiaries
Bank subsidiary	17,582	17,582	—	(35,164)	—
Nonbank subsidiaries	11,378	1	—	(11,379)	—
Premiums receivable and other insurance assets	—	—	1,906	(25)	1,881
Other assets	4,434	—	4,681	(2,808)	6,307
Total assets	$42,655	$17,583	$150,796	$(53,637)	$157,397
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$101	$—	$101
Interest-bearing	193	—	75,450	—	75,643
Total deposit liabilities	193	—	75,551	—	75,744
Short-term borrowings	3,525	—	2,909	—	6,434
Long-term debt	22,264	—	34,572	—	56,836
Intercompany debt to
Bank subsidiary	330	—	—	(330)	—
Nonbank subsidiaries	1,379	—	1,993	(3,372)	—
Intercompany payables to
Bank subsidiary	436	—	—	(436)	—
Nonbank subsidiaries	179	—	(29)	(150)	—
Interest payable	247	—	215	—	462
Unearned insurance premiums and service revenue	—	—	2,493	—	2,493
Accrued expenses and other liabilities	472	—	4,133	(2,807)	1,798
Total liabilities	29,025	—	121,837	(7,095)	143,767
Total equity	13,630	17,583	28,959	(46,542)	13,630
Total liabilities and equity	$42,655	$17,583	$150,796	$(53,637)	$157,397

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2015 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,234	$—	$914	$—	$2,148
Interest-bearing	401	—	3,831	—	4,232
Interest-bearing — intercompany	—	—	850	(850)	—
Total cash and cash equivalents	1,635	—	5,595	(850)	6,380
Available-for-sale securities	—	—	17,157	—	17,157
Loans held-for-sale, net	—	—	105	—	105
Finance receivables and loans, net
Finance receivables and loans, net	2,636	—	108,964	—	111,600
Intercompany loans to
Bank subsidiary	600	—	—	(600)	—
Nonbank subsidiaries	3,277	—	559	(3,836)	—
Allowance for loan losses	(72)	—	(982)	—	(1,054)
Total finance receivables and loans, net	6,441	—	108,541	(4,436)	110,546
Investment in operating leases, net	81	—	16,190	—	16,271
Intercompany receivables from
Bank subsidiary	186	—	—	(186)	—
Nonbank subsidiaries	259	—	282	(541)	—
Investment in subsidiaries
Bank subsidiary	16,496	16,496	—	(32,992)	—
Nonbank subsidiaries	10,902	11	—	(10,913)	—
Premiums receivable and other insurance assets	—	—	1,827	(26)	1,801
Other assets	4,785	—	4,488	(2,952)	6,321
Total assets	$40,785	$16,507	$154,185	$(52,896)	$158,581
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$89	$—	$89
Interest-bearing	229	—	66,160	—	66,389
Total deposit liabilities	229	—	66,249	—	66,478
Short-term borrowings	3,453	—	4,648	—	8,101
Long-term debt	21,048	—	45,186	—	66,234
Intercompany debt to
Nonbank subsidiaries	1,409	—	3,877	(5,286)	—
Intercompany payables to
Bank subsidiary	142	—	—	(142)	—
Nonbank subsidiaries	420	—	191	(611)	—
Interest payable	258	—	92	—	350
Unearned insurance premiums and service revenue	—	—	2,434	—	2,434
Accrued expenses and other liabilities	387	82	4,028	(2,952)	1,545
Total liabilities	27,346	82	126,705	(8,991)	145,142
Total equity	13,439	16,425	27,480	(43,905)	13,439
Total liabilities and equity	$40,785	$16,507	$154,185	$(52,896)	$158,581

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$709	$—	$3,782	$(902)	$3,589
Investing activities
Purchases of available-for-sale securities	—	—	(11,027)	—	(11,027)
Proceeds from sales of available-for-sale securities	—	—	8,546	—	8,546
Proceeds from maturities and repayments of available-for-sale securities	—	—	2,411	—	2,411
Purchases of held-to-maturity securities	—	—	(650)	—	(650)
Net decrease (increase) in finance receivables and loans	934	—	(9,242)	—	(8,308)
Proceeds from sales of finance receivables and loans originated as held-for-investment	—	—	4,221	—	4,221
Net change in loans — intercompany	1,788	—	(41)	(1,747)	—
Purchases of operating lease assets	—	—	(2,360)	—	(2,360)
Disposals of operating lease assets	16	—	4,615	—	4,631
Acquisitions, net of cash acquired	(309)	—	—	—	(309)
Capital contributions to subsidiaries	(3,112)	—	—	3,112	—
Returns of contributed capital	2,168	8	—	(2,176)	—
Net change in restricted cash	(136)	—	758	—	622
Net change in nonmarketable equity investments	—	—	(401)	—	(401)
Other, net	(156)	—	(103)	102	(157)
Net cash provided by (used in) investing activities	1,193	8	(3,273)	(709)	(2,781)
Financing activities
Net change in short-term borrowings — third party	72	—	(1,745)	—	(1,673)
Net (decrease) increase in deposits	(36)	—	9,276	—	9,240
Proceeds from issuance of long-term debt — third party	1,084	—	10,145	—	11,229
Repayments of long-term debt — third party	(2,279)	—	(18,479)	—	(20,758)
Net change in debt — intercompany	(30)	—	(1,788)	1,818	—
Redemption of preferred stock	(696)	—	—	—	(696)
Repurchase of common stock	(173)	—	—	—	(173)
Dividends paid — third party	(70)	—	—	—	(70)
Dividends paid and returns of contributed capital — intercompany	—	(8)	(2,968)	2,976	—
Capital contributions from parent	—	—	3,112	(3,112)	—
Net cash used in financing activities	(2,128)	(8)	(2,447)	1,682	(2,901)
Effect of exchange-rate changes on cash and cash equivalents	—	—	2	—	2
Net decrease in cash and cash equivalents	(226)	—	(1,936)	71	(2,091)
Cash and cash equivalents at beginning of year	1,635	—	5,595	(850)	6,380
Cash and cash equivalents at September 30,	$1,409	$—	$3,659	$(779)	$4,289

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$67	$525	$5,408	$(2,030)	$3,970
Investing activities
Purchases of available-for-sale securities	—	—	(10,011)	—	(10,011)
Proceeds from sales of available-for-sale securities	—	—	4,408	—	4,408
Proceeds from maturities and repayments of available-for -sale securities	—	—	3,141	—	3,141
Net decrease (increase) in finance receivables and loans	398	—	(9,573)	—	(9,175)
Proceeds from sales of finance receivables and loans originated as held-for-investment	—	—	2,665	—	2,665
Net change in loans — intercompany	2,392	—	1,225	(3,617)	—
Purchases of operating lease assets	(94)	—	(3,329)	—	(3,423)
Disposals of operating lease assets	—	—	3,855	—	3,855
Capital contributions to subsidiaries	(228)	(1)	1	228	—
Returns of contributed capital	881	—	—	(881)	—
Proceeds from sale of business unit, net	1,049	—	—	—	1,049
Net change in restricted cash	(12)	—	501	—	489
Net change in nonmarketable equity investments	—	—	(42)	—	(42)
Other, net	(29)	—	54	—	25
Net cash provided by (used in) investing activities	4,357	(1)	(7,105)	(4,270)	(7,019)
Financing activities
Net change in short-term borrowings — third party	120	—	(1,812)	—	(1,692)
Net (decrease) increase in deposits	(72)	—	5,869	—	5,797
Proceeds from issuance of long-term debt — third party	4,037	—	19,829	—	23,866
Repayments of long-term debt — third party	(5,866)	—	(17,588)	—	(23,454)
Net change in debt — intercompany	(1,117)	—	(2,393)	3,510	—
Repurchase and redemption of preferred stock	(442)	—	—	—	(442)
Repurchase of common stock	(16)	—	—	—	(16)
Dividends paid — third party	(1,356)	—	—	—	(1,356)
Dividends paid and returns of contributed capital — intercompany	—	(525)	(2,386)	2,911	—
Capital contributions from parent	—	1	227	(228)	—
Net cash (used in) provided by financing activities	(4,712)	(524)	1,746	6,193	2,703
Effect of exchange-rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Net (decrease) increase in cash and cash equivalents	(288)	—	46	(107)	(349)
Cash and cash equivalents at beginning of year	2,286	—	3,905	(615)	5,576
Cash and cash equivalents at September 30,	$1,998	$—	$3,951	$(722)	$5,227
26.    Contingencies and Other Risks
Legal Matters
Ally and its subsidiaries, including Ally Bank, are or may be subject to potential liability in connection with pending or threatened legal proceedings and other matters. These legal matters may be formal or informal and include litigation and arbitration with one or more identified claimants, certified or purported class actions with yet-to-be-identified claimants, and regulatory or other governmental information-gathering requests, examinations, investigations, and enforcement proceedings. Our legal matters exist in varying stages of adjudication, arbitration, negotiation, or investigation and span our lines of business and operations. Claims may be based in law or equity—such as those arising under contracts or in tort and those involving banking, consumer-protection, securities, tax, employment, and other laws—and some can present novel legal theories and allege substantial or indeterminate damages.
We accrue for a legal matter when a loss becomes probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment after consultation with counsel. No assurance exists that our accruals will not need to be adjusted in the future.
The course and outcome of legal matters are inherently unpredictable. This is especially so when a matter is still in its early stages, the damages sought are indeterminate or unsupported, significant facts are unclear or disputed, novel questions of law or other meaningful legal

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

uncertainties exist, a request to certify a proceeding as a class action is outstanding or granted, multiple parties are named, or regulatory or other governmental entities are involved. As a result, we cannot state with confidence how or when threatened or pending legal matters will be resolved and what losses may be incurred. Actual losses may be higher or lower than any amounts accrued for those matters, possibly to a significant degree.
On the basis of information currently available, advice of counsel, available insurance coverage, and established reserves, it is the opinion of management that, except as described in the next paragraph, the eventual outcome of our existing legal matters will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. It is possible, however, that an unfavorable resolution of legal matters may be material to our consolidated financial condition, results of operations, or cash flows in a particular period.
Descriptions of our material legal matters follow. In each case, the matter could have material adverse consequences for us, including substantial damages or settlements, injunctions, governmental fines or penalties, and reputational or operational risks. We do not believe, however, that an estimate of reasonably possible losses or a range of reasonably possible losses in excess of established reserves—whether in excess of any related accrual or where no accrual exists—can be made for any of these matters, except as described within Indirect Automotive Finance Matters.
Mortgage Matters
We have received subpoenas from the U.S. Department of Justice (DOJ) that include a broad request for documentation and other information relating to residential mortgage-backed securities issued by our former mortgage subsidiary, Residential Capital, LLC and its subsidiaries (ResCap RMBS). In connection with these requests, the DOJ is investigating potential fraud and other potential legal claims related to ResCap RMBS, including its investigation of potential claims under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The DOJ is also investigating potential claims under the False Claims Act (FCA) related to representations made by us in connection with investments in Ally made by the U.S. Department of the Treasury pursuant to the Troubled Asset Relief Program in 2008 and 2009 regarding certain claims against Residential Capital, LLC or its subsidiaries at that time.
We have actively cooperated with the DOJ in connection with its investigations and potential claims. At the request of the DOJ, we entered into an agreement to voluntarily extend the statutes of limitations related to potential FCA claims, but this agreement expired at the end of January 2016. We are currently in advanced settlement discussions to resolve the DOJ’s investigations and potential claims.
During the three months ended September 30, 2016, we established a reserve of $52 million within discontinued operations in connection with potential claims related to our discontinued mortgage business.
Securities Litigation
In October 2016, a purported class action—Bucks County Employees Retirement Fund v. Ally Financial Inc. et al, Case No. 16-013616-CZ—was filed in the Circuit Court for Wayne County in the State of Michigan. The complaint alleges material misstatements and omissions in connection with Ally’s initial public offering in April 2014, including a failure to adequately disclose the severity of rising subprime automotive loan delinquency rates, deficient underwriting measures employed in the origination of subprime automotive loans, and aggressive tactics used with low-income borrowers. The request for relief includes an indeterminate amount of damages, fees, and costs and other remedies. We intend to vigorously defend against this action.
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
Indirect Automotive Finance Matters
In December 2013, Ally Financial Inc. and Ally Bank entered into a Consent Order issued by the U.S. Consumer Financial Protection Bureau (CFPB) and a Consent Order jointly submitted with the DOJ and entered by the U.S. District Court for the Eastern District of Michigan (United States v. Ally Financial Inc. and Ally Bank, Civil Action No. 13-15180), in each case, pertaining to allegations of discrimination involving the automotive finance business. The Consent Orders require Ally to create a compliance plan addressing, at a minimum, the communication of Ally’s expectations of Equal Credit Opportunity Act (ECOA) compliance to our automotive dealer clients, maintenance of Ally’s existing limits on dealer finance income for contracts acquired by Ally, and monitoring for potential discrimination both at the dealer level and within our portfolio of contracts acquired across all of our automotive dealer clients. Ally formed a compliance committee consisting of certain Ally and Ally Bank directors to oversee Ally’s execution of the Consent Orders’ terms. Ally is required to meet certain stipulations under the Consent Orders, including a requirement to make monetary payments when ongoing remediation targets are not attained.
Since 2013, Ally has expensed approximately $230 million for judgments, fines, and monetary remuneration payments to customers related to the Consent Orders. Ally expects to expense an additional $10 million to $15 million in the fourth quarter of 2016 for remaining monetary remuneration to customers related to the Consent Orders. The Consent Orders terminate, according to their terms, in 2017, and preclude the CFPB and the DOJ from pursuing any potential violations of the ECOA against Ally Financial Inc. or Ally Bank for conduct

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

undertaken pursuant to the Consent Orders during the period of the Consent Orders. If the CFPB or the DOJ were to assert that Ally Financial Inc. or Ally Bank is violating the ECOA after the Consent Orders terminate, further legal proceedings could occur.
Other Contingencies
Ally and its subsidiaries, including Ally Bank, are or may be subject to potential liability under various other contingent exposures, including indemnification, tax, self-insurance, and other miscellaneous contingencies. We accrue for a contingent exposure when a loss becomes probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment. No assurance exists that our accruals will not need to be adjusted in the future, and actual losses may be higher or lower than any amounts accrued for those exposures, possibly to a significant degree. On the basis of information currently available, available insurance coverage, and established reserves, it is the opinion of management that the eventual outcome of our other contingent exposures will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
27.    Subsequent Events
Declaration of Quarterly Dividend Payment
On October 18, 2016, the Ally Board of Directors declared a quarterly cash dividend payment of $0.08 per share on all common stock. The dividend is payable on November 15, 2016, to shareholders of record at the close of business on November 1, 2016.

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
The following table presents selected Condensed Consolidated Statement of Comprehensive Income and market price data.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share and share data)	2016	2015	2016	2015
Total financing revenue and other interest income	$2,060	$2,102	$6,238	$6,273
Total interest expense	656	604	1,955	1,824
Depreciation expense on operating lease assets	408	528	1,352	1,713
Net financing revenue	996	970	2,931	2,736
Total other revenue	388	332	1,138	786
Total net revenue	1,384	1,302	4,069	3,522
Provision for loan losses	258	211	650	467
Total noninterest expense	735	674	2,218	2,093
Income from continuing operations before income tax expense	391	417	1,201	962
Income tax expense from continuing operations	130	144	336	341
Net income from continuing operations	261	273	865	621
(Loss) income from discontinued operations, net of tax	(52)	(5)	(46)	405
Net income	$209	$268	$819	$1,026
Basic earnings per common share:
Net income (loss) from continuing operations	$0.54	$0.49	$1.73	$(1.52)
Net income (loss)	0.43	0.48	1.63	(0.68)
Weighted-average common shares outstanding (a)	482,392,811	483,073,329	483,992,930	482,725,342
Diluted earnings per common share:
Net income (loss) from continuing operations	$0.54	$0.49	$1.72	$(1.52)
Net income (loss)	0.43	0.47	1.63	(0.68)
Weighted-average common shares outstanding (a) (b)	483,575,307	484,399,091	484,762,142	482,725,342
Market price per common share:
High closing	$20.04	$22.99	$20.04	$23.88
Low closing	15.73	19.93	14.90	18.71
Period-end closing	19.47	20.38	19.47	20.38
Period-end common shares outstanding	475,469,882	481,750,247	475,469,882	481,750,247

(a)	Includes shares related to share-based compensation that vested but were not yet issued for the three months and nine months ended September 30, 2016, and 2015, respectively.

(b)
Due to antidilutive effect of the net loss from continuing operations attributable to common shareholders for the nine months ended September 30, 2015, basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents selected balance sheet and ratio data.

	At and for the three months ended September 30,		At and for the nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Selected period-end balance sheet data:
Total assets	$157,397	$155,916	$157,397	$155,916
Total deposit liabilities	$75,744	$64,020	$75,744	$64,020
Long-term debt	$56,836	$67,293	$56,836	$67,293
Preferred stock	$—	$813	$—	$813
Total equity	$13,630	$14,599	$13,630	$14,599
Financial ratios:
Return on average assets (a)	0.53%	0.69%	0.70%	0.90%
Return on average equity (a)	6.08%	7.37%	8.01%	9.20%
Equity to assets (a)	8.75%	9.32%	8.72%	9.76%
Common dividend payout ratio	18.60%	—%	4.91%	—%
Net interest spread (a) (b)	2.58%	2.54%	2.54%	2.42%
Net yield on interest-earning assets (a) (c)	2.69%	2.64%	2.66%	2.54%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

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

	September 30, 2016		September 30, 2015
($ in millions)	Transitional	Fully Phased-in (a)	Transitional	Fully Phased-in (a)
Common Equity Tier 1 capital ratio	9.53%	9.28%	10.05%	9.57%
Tier 1 capital ratio	11.13%	11.08%	12.02%	11.94%
Total capital ratio	12.80%	12.74%	12.95%	12.88%
Tier 1 leverage ratio (to adjusted quarterly average assets) (b)	9.73%	9.71%	10.43%	10.41%
Total equity	$13,630	$13,630	$14,599	$14,599
Preferred stock	—	—	(813)	(813)
Goodwill and certain other intangibles	(273)	(295)	(27)	(27)
Deferred tax assets arising from net operating loss and tax credit carryforwards (c)	(400)	(667)	(381)	(952)
Other adjustments	(44)	(44)	66	66
Common Equity Tier 1 capital	12,913	12,624	13,444	12,873
Preferred stock	—	—	725	696
Trust preferred securities	2,488	2,488	2,547	2,547
Deferred tax assets arising from net operating loss and tax credit carryforwards	(267)	—	(571)	—
Other adjustments	(47)	(47)	(58)	(58)
Tier 1 capital	15,087	15,065	16,087	16,058
Qualifying subordinated debt and other instruments qualifying as Tier 2	1,169	1,169	280	309
Qualifying allowance for credit losses	1,134	1,134	1,018	1,018
Other adjustments	(47)	(47)	(58)	(58)
Total capital	$17,343	$17,321	$17,327	$17,327
Risk-weighted assets (d)	$135,522	$135,958	$133,821	$134,508

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

(c)	Contains deferred tax assets required to be deducted from capital under U.S. Basel III.

(d)	Risk-weighted assets are defined by regulation and are generally determined by allocating assets and specified off-balance sheet exposures into various risk categories.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Overview
Ally Financial Inc. (referred to herein as Ally, Parent, we, our, or us) is a leading digital financial services company offering financial products for consumers, businesses, automotive dealers and corporate clients. Founded in 1919, we have over 95 years of experience providing a broad array of financial products and services. We operate as a financial holding company (FHC) and a bank holding company (BHC). Our banking subsidiary, Ally Bank, is an award-winning online bank, and an indirect, wholly-owned subsidiary of Ally Financial Inc. with a distinct brand and relentless focus on customers, offering a variety of deposit and other banking products.
Discontinued Operations
During 2013 and 2012, certain disposal groups met the criteria to be presented as discontinued operations. The remaining activity relates to previous discontinued operations for which we continue to have wind-down, legal, and minimal operational costs. Refer to Note 26 to the Condensed Consolidated Financial Statements, titled Contingencies and Other Risks, for additional discussion. For all periods presented, the operating results for these operations have been removed from continuing operations. Refer to Note 3 to the Condensed Consolidated Financial Statements for more details. The MD&A has been adjusted to exclude discontinued operations unless otherwise noted.
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
Segment results include cost of funds associated with product offerings. For products originated at Ally Bank, the cost of funds is more beneficial than products originated at other entities as Ally Bank helps fund assets at a lower cost. Noninterest costs associated with deposit gathering activities were $60 million and $185 million during the three and nine months ended September 30, 2016, respectively, and are allocated to each segment based on their relative balance sheet.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2016	2015	Favorable/(unfavorable) % change	2016	2015	Favorable/(unfavorable) % change
Total net revenue (loss)
Dealer Financial Services
Automotive Finance	$1,007	$933	8	$2,986	$2,699	11
Insurance	278	249	12	821	811	1
Mortgage Finance	25	17	47	71	39	82
Corporate Finance	34	32	6	101	86	17
Corporate and Other	40	71	(44)	90	(113)	180
Total	$1,384	$1,302	6	$4,069	$3,522	16
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$319	$323	(1)	$1,082	$1,002	8
Insurance	56	40	40	88	133	(34)
Mortgage Finance	8	4	100	19	2	n/m
Corporate Finance	15	14	7	40	41	(2)
Corporate and Other	(7)	36	(119)	(28)	(216)	87
Total	$391	$417	(6)	$1,201	$962	25
n/m = not meaningful

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

•
Our Dealer Financial Services operations offer a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services consist of two separate reportable segments — Automotive Finance and Insurance operations.

Our automotive finance services include providing retail installment sales contracts, loans, and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, fleet financing, and vehicle remarketing services. The business is centered on our strong and longstanding relationships with automotive dealers and serves the financial needs of over 18,000 dealers in the United States, including over 11,500 dealers outside of the General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler) channels, and approximately 4.4 million of their retail customers with a wide range of financial services and insurance products. We believe our dealer-focused business model, with a focus on premium service and deep relationships, value added products and services, and full credit spectrum expertise proven over many credit cycles, makes us the preferred automotive finance company for thousands of our automotive dealer customers. We have developed particularly strong relationships with thousands of dealers resulting from our longstanding relationship with GM as well as relationships with other manufacturers, including Chrysler, providing us with an extensive understanding of the operating needs of these dealers relative to other automotive finance companies.
We have established relationships with thousands of Growth channel (non-GM/Chrysler) dealers through our customer-centric approach and specialized incentive programs. The Growth channel was established as a formal channel in 2012 to focus on developing dealer relationships beyond our existing relationships that primarily were developed through our role as a captive finance company historically for the GM and Chrysler brands. The success of the Growth channel has been a key enabler to converting our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have over 11,500 dealer relationships, of which almost 10,500 are franchised dealers from brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda and others; RV dealers; and used vehicle only retailers, which have a national presence.
During the first quarter of 2016, we completed the national roll-out of our used lease product. During the third quarter of 2016, we added to our vehicle financing capability with the formation of an experienced transportation and equipment finance team, which will provide commercial financing to companies and municipalities for the purchase or lease of vehicles and equipment such as heavy duty trucks, trailers, buses and cargo vans. Additionally, in August 2016, we strengthened our digital capabilities in automotive financing through the acquisition of technology assets and expertise from Blue Yield, an online automotive lender exchange. This will advance our progress in building a direct-to-consumer option, as well as ultimately driving an end-to-end digital platform. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers.
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

•
Our Mortgage Finance operations are limited to the management of a held-for-investment consumer mortgage finance loan portfolio and is primarily comprised of high-quality jumbo and low-to-moderate income (LMI) mortgage loans purchased or originated after January 1, 2009. During the nine months ended September 30, 2016, we continued to execute bulk purchases of mortgage loans that were originated by third parties. Year-to-date purchases have totaled $2.9 billion. We also plan to introduce a direct-to-consumer mortgage product through a strategic partnership in the fourth quarter of 2016.

•
Our Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle market companies. The Corporate Finance portfolio is almost entirely comprised of first lien, first out loans. Our primary focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, restructurings, and working capital. The portfolio is well diversified across multiple industries including retail, manufacturing, distribution, service companies, and other specialty sectors such as healthcare and technology.

•
Corporate and Other primarily consists of activity related to centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and asset liability management (ALM) activities. Corporate and Other also includes certain equity investments, the management of our legacy mortgage portfolio, and reclassifications and eliminations between the reportable operating segments. On June 1, 2016, we completed the acquisition of TradeKing Group, Inc. (TradeKing), a digital wealth management company with an online broker/dealer, digital portfolio management platform, and educational content. Beginning in June 2016, financial information related to TradeKing is included within Corporate and Other.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

During the second quarter of 2016, we launched the Ally CashBack Credit Card. This offering generates fee revenue with no direct credit risk exposure due to the structure of the co-brand relationship, and the related activity is included in Corporate and Other.
In addition, as we look ahead, we are well positioned as the marketplace continues to evolve and are working to build on our existing foundation of approximately 5.6 million customers, strong brand, innovative culture, and leading digital platform to expand our products and services and to create an integrated customer experience. In September 2016, we launched our first ever enterprise-wide campaign. Themed "Do It Right," the campaign introduces a broad audience to our full suite of digital financial services and helps crystallize our culture for consumers.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by line of business.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2016	2015	Favorable/(unfavorable) % change	2016	2015	Favorable/(unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$2,060	$2,102	(2)	$6,238	$6,273	(1)
Total interest expense	656	604	(9)	1,955	1,824	(7)
Depreciation expense on operating lease assets	408	528	23	1,352	1,713	21
Net financing revenue	996	970	3	2,931	2,736	7
Other revenue
Insurance premiums and service revenue earned	238	236	1	704	706	—
(Loss) gain on mortgage and automotive loans, net	—	(2)	100	4	45	(91)
Loss on extinguishment of debt	—	—	—	(4)	(354)	99
Other gain on investments, net	52	6	n/m	145	106	37
Other income, net of losses	98	92	7	289	283	2
Total other revenue	388	332	17	1,138	786	45
Total net revenue	1,384	1,302	6	4,069	3,522	16
Provision for loan losses	258	211	(22)	650	467	(39)
Noninterest expense
Compensation and benefits expense	248	235	(6)	742	726	(2)
Insurance losses and loss adjustment expenses	69	61	(13)	287	239	(20)
Other operating expenses	418	378	(11)	1,189	1,128	(5)
Total noninterest expense	735	674	(9)	2,218	2,093	(6)
Income from continuing operations before income tax expense	391	417	(6)	1,201	962	25
Income tax expense from continuing operations	130	144	10	336	341	1
Net income from continuing operations	$261	$273	(4)	$865	$621	39
n/m = not meaningful
We earned net income from continuing operations of $261 million and $865 million for the three months and nine months ended September 30, 2016, respectively, compared to $273 million and $621 million for the three months and nine months ended September 30, 2015, respectively. The decrease for the three months ended September 30, 2016, was primarily due to an increase in the provision primarily due to higher net charge-offs and higher overall reserve requirements, and an increase in other operating expenses primarily as a result of activities associated with the integration of TradeKing and higher Federal Deposit Insurance Corporation (FDIC) deposit fees. These impacts were partially offset by increases in net financing revenue and other gain on investments. The increase for the nine months ended September 30, 2016, was due to increases in net financing revenue and other gain on investments, and lower losses on the extinguishment of debt due to debt tender offers in the first half of 2015. This was partially offset by a decrease in gain on mortgage and automotive loans, an increase in insurance losses and loss adjustment expenses as a result of higher weather-related losses in 2016, an increase in the provision primarily due to higher net charge-offs and higher overall reserve requirements, and an increase in other operating expenses primarily as a result of activities associated with the integration of TradeKing and higher FDIC deposit fees.
Net financing revenue increased by $26 million and $195 million for the three months and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Net financing revenue at our Automotive Finance operations was favorably impacted by higher consumer financing revenue primarily due to the successful execution of our continued strategic focus on expanding risk adjusted returns, as well as higher commercial financing revenue primarily resulting from an increase in dealer floorplan assets. The increase was offset by a decrease in operating lease revenue, net of depreciation, primarily resulting from lower lease remarketing gains, and runoff of our GM lease portfolio. Net financing revenue at our Mortgage Finance operations was favorably impacted by portfolio growth as a result of bulk acquisitions of mortgage loans. Net financing revenue at our Corporate Finance operations was favorably impacted by asset growth across all business segments in line with our growth strategy. Total interest expense increased 9% and 7% for the three months and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Interest on deposits increased $31 million and $78 million for the three months and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, due to continued deposit growth. Interest on debt increased $21 million and $53 million for the three months and nine months ended September 30, 2016, respectively,

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

compared to the same periods in 2015. The increases were primarily the result of increased LIBOR rates. The increase for the nine months ended September 30, 2016, was partially offset by a decrease due to the repayment of higher-cost legacy debt.
Net gain on mortgage and automotive loans increased $2 million and decreased $41 million and for the three months and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The gain for the nine months ended September 30, 2015, was primarily due to a sale of a portfolio of troubled debt restructuring (TDR) loans from our consumer mortgage portfolio.
Loss on extinguishment of debt decreased $350 million for the nine months ended September 30, 2016, compared to the same period in 2015. The decrease was primarily due to the execution of tender offers for legacy, high-cost debt in 2015.
Other gain on investments, net, was $52 million and $145 million for the three months and nine months ended September 30, 2016, respectively, compared to $6 million and $106 million for the same periods in 2015. The increases were primarily due to higher realized investment gains in our equity portfolio, with an increase in sales of securities compared to the same periods in 2015.
The provision for loan losses was $258 million and $650 million for the three months and nine months ended September 30, 2016, respectively, compared to $211 million and $467 million for the same periods in 2015. The increase in provision for loan losses during the three and nine months ended September 30, 2016, is primarily due to higher net charge-offs and higher overall reserve requirements both reflecting the changing composition of our retail automotive portfolio to a more profitable mix of business consistent with our underwriting strategy, and higher loan growth within our commercial automotive portfolio year-over-year. The provision for loan losses during the nine months ended September 30, 2016, was also impacted by reserve releases within the commercial automotive portfolio in the prior year that did not repeat in 2016. Refer to the Risk Management section of this MD&A for further discussion.
Insurance losses and loss adjustment expenses increased $8 million and $48 million for the three months and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increases were primarily due to severe hailstorms, which drove higher weather-related losses.
Other operating expenses increased $40 million and $61 million for the three months and nine months ended September 30, 2016, respectively, compared to the three months and nine months ended September 30, 2015. The increases were primarily due to increased expenses from the integration of TradeKing, which was acquired on June 1, 2016, and higher FDIC deposit fees.
We recognized total income tax expense from continuing operations of $130 million and $336 million for the three months and nine months ended September 30, 2016, respectively, compared to $144 million and $341 million for the same periods in 2015. The decrease in income tax expense for the three months ended September 30, 2016, compared to the same period in 2015, was primarily driven by lower pretax earnings. The decrease in income tax expense for the nine months ended September 30, 2016, compared to the same period in 2015, was primarily driven by a tax benefit that resulted from a U.S. tax reserve release related to a prior year federal return that reduced our liability for unrecognized tax benefits. This tax benefit was offset by increases in tax expense attributable to higher pretax earnings and the establishment of a valuation allowance on capital loss carryforwards.
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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2016	2015	Favorable/(unfavorable)% change	2016	2015	Favorable/(unfavorable) % change
Net financing revenue
Consumer	$911	$833	9	$2,654	$2,363	12
Commercial	267	228	17	781	701	11
Loans held-for-sale	—	2	(100)	—	35	(100)
Operating leases	649	830	(22)	2,119	2,586	(18)
Other interest income	3	2	50	8	6	33
Total financing revenue and other interest income	1,830	1,895	(3)	5,562	5,691	(2)
Interest expense	489	497	2	1,452	1,449	—
Depreciation expense on operating lease assets	408	528	23	1,352	1,713	21
Net financing revenue	933	870	7	2,758	2,529	9
Other revenue
(Loss) gain on automotive loans, net	—	(2)	100	10	(23)	143
Other income	74	65	14	218	193	13
Total other revenue	74	63	17	228	170	34
Total net revenue	1,007	933	8	2,986	2,699	11
Provision for loan losses	270	201	(34)	649	460	(41)
Noninterest expense
Compensation and benefits expense	119	121	2	363	370	2
Other operating expenses	299	288	(4)	892	867	(3)
Total noninterest expense	418	409	(2)	1,255	1,237	(1)
Income from continuing operations before income tax expense	$319	$323	(1)	$1,082	$1,002	8
Total assets	$113,669	$113,843	—	$113,669	$113,843	—
Components of net operating lease revenue, included in amounts above, were as follows.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2016	2015	Favorable/(unfavorable)% change	2016	2015	Favorable/(unfavorable) % change
Net operating lease revenue
Operating lease revenue	$649	$830	(22)	$2,119	$2,586	(18)
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains)	470	633	26	1,555	1,995	22
Remarketing gains	(62)	(105)	(41)	(203)	(282)	(28)
Total depreciation expense on operating lease assets	408	528	23	1,352	1,713	21
Total net operating lease revenue	$241	$302	(20)	$767	$873	(12)
Our Automotive Finance operations earned income from continuing operations before income tax expense of $319 million and $1.1 billion for the three months and nine months ended September 30, 2016, respectively, compared to $323 million and $1.0 billion for the three

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

months and nine months ended September 30, 2015, respectively. Results for the three months ended September 30, 2016, were unfavorably impacted by an increase in provision for loan losses primarily due to higher net charge-offs and higher overall reserve requirements both due to the changing composition of our portfolio to a more profitable mix of business consistent with our underwriting strategy, as well as a decrease in net operating lease revenue primarily resulting from lower gains per unit and the runoff of our GM lease portfolio. Results for both the three months and nine months ended September 30, 2016, were favorably impacted by higher consumer financing revenue primarily due to the successful execution of our continued strategic focus on expanding risk adjusted returns and an increase in consumer assets, as well as higher commercial financing revenue primarily resulting from an increase in dealer floorplan assets. The increase for the nine months ended September 30, 2016, was partially offset by an increase in provision for loan losses primarily due to higher net charge-offs and higher overall reserve requirements both due to the changing composition of our portfolio to a more profitable mix of business consistent with our underwriting strategy, as well as a decrease in net operating lease revenue primarily resulting from lower gains per unit and the runoff of our GM lease portfolio.
Consumer financing revenue (combined with interest income on consumer loans held-for-sale) increased $76 million and $256 million for the three months and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increases are primarily due to improved portfolio yields as a result of the successful execution of our continued strategic focus on expanding risk adjusted returns.
Commercial financing revenue increased $39 million and $80 million for the three months and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increases were primarily due to higher floorplan assets, an increase in trucks and sport utility vehicles which have higher average prices than cars, higher benchmark rates, and an increase in non-floorplan dealer loan balances.
Total net operating lease revenue decreased 20% and 12% for the three months and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The decreases were primarily driven by lower lease remarketing gains driven by lower gains per unit, partially offset by an increase in termination volume. The decreases were also due to lower operating lease revenue as a result of GM portfolio runoff outpacing originations, which were partially offset by a corresponding decrease in depreciation expense on operating lease assets. We recognized remarketing gains of $62 million and $203 million for the three months and nine months ended September 30, 2016, respectively, compared to $105 million and $282 million for the same periods in 2015.
Other income increased 14% and 13% for the three months and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to an increase in servicing fee income resulting from higher levels of off-balance sheet retail serviced assets.
The provision for loan losses was $270 million and $649 million for the three months and nine months ended September 30, 2016, respectively, compared to $201 million and $460 million for the same periods in 2015. The increases were primarily due to higher net charge-offs and higher overall reserve requirements both due to the changing composition of our portfolio to a more profitable mix of business consistent with our underwriting strategy, higher loan growth within our commercial automotive portfolio year-over-year, as well as reserve releases within the commercial automotive portfolio in the nine months ended September 30, 2015, that did not repeat in 2016. Refer to the Risk Management section of this MD&A for further discussion.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing Volume
The following tables present retail originations by credit tier, average buy rate, and NAALR.

Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average buy rate (b)	NAALR (c)	Average FICO®
Three months ended September 30, 2016
S	$2.7	32	3.52%	0.11%	762
A	3.4	41	6.05	0.76	670
B	1.9	22	9.50	2.67	643
C	0.4	5	13.55	5.50	610
Total retail originations	$8.4	100	6.41	1.20	689
Three months ended September 30, 2015
S	$3.8	38	3.31%	0.15%	753
A	3.6	36	5.37	0.83	668
B	2.0	20	8.66	2.24	635
C	0.7	6	12.12	3.88	599
Total retail originations	$10.1	100	5.76	1.09	688
Nine months ended September 30, 2016
S	$7.9	32	3.52%	0.13%	759
A	10.6	42	5.88	0.78	669
B	5.2	21	9.45	2.63	642
C	1.3	5	13.52	5.25	607
D	0.1	—	17.99	8.42	577
Total retail originations	$25.1	100	6.35	1.20	686
Nine months ended September 30, 2015
S	$9.9	35	3.20%	0.15%	753
A	10.5	37	5.19	0.79	672
B	5.6	20	8.61	2.16	636
C	1.9	7	12.16	3.76	600
D	0.2	1	17.59	5.92	571
Total retail originations	$28.1	100	5.75	1.11	687

(a)
Represents Ally's internal credit score, incorporating numerous borrower and structure attributes including: FICO® Score; severity and aging of delinquency; number of credit inquiries; loan-to-value ratio; and payment-to-income ratio. We originated an insignificant amount of retail loans classified as Tier D during the three months ended September 30, 2016, and 2015, and Tier E during the three months and nine months ended September 30, 2016, and 2015.

(b)	Simple weighted average rate at which Ally purchases a retail loan contract from a dealer.

(c)	Projected Net Average Annualized Loss Rate.
As compared to projections a year ago for the three and nine months ended September 30, 2015, NAALR increased 11 basis points and 9 basis points, respectively, while the average buy rate for retail originations increased by 65 basis points and 60 basis points, respectively, for the three and nine months ended September 30, 2016. The increases were due to the successful execution of our targeted underwriting strategy to originate consumer automotive assets across a broad risk spectrum, and our continued strategic focus on expanding risk adjusted returns.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the total retail and lease origination dollars and percentage mix by product type.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2016	2015	2016	2015
New retail standard	$4,477	$5,401	48	49
Used retail	3,759	3,901	40	35
Lease	986	1,035	11	9
New retail subvented	119	757	1	7
Total consumer automotive financing originations (a)	$9,341	$11,094	100	100

(a)
Includes Commercial Services Group (CSG) originations of $877 million and $962 million for the three months ended September 30, 2016, and 2015, respectively, and RV originations of $133 million and $166 million for the three months ended September 30, 2016, and 2015, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2016	2015	2016	2015
New retail standard	$12,881	$14,680	46	46
Used retail	11,875	11,448	43	36
Lease	2,690	3,639	10	12
New retail subvented	323	1,975	1	6
Total consumer automotive financing originations (a)	$27,769	$31,742	100	100

(a)
Includes CSG originations of $2,560 million and $2,891 million for the nine months ended September 30, 2016, and 2015, respectively, and RV originations of $409 million and $396 million for the nine months ended September 30, 2016, and 2015, respectively.

The following table presents the total retail and lease origination dollars and percentage mix by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2016	2015	2016	2015
Growth	$3,326	$3,495	36	31
GM	3,275	4,941	35	45
Chrysler	2,740	2,658	29	24
Total consumer automotive financing originations	$9,341	$11,094	100	100

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2016	2015	2016	2015
Growth	$10,127	$9,644	36	30
GM	9,908	14,925	36	47
Chrysler	7,734	7,173	28	23
Total consumer automotive financing originations	$27,769	$31,742	100	100
During the three months and nine months ended September 30, 2016, total consumer originations decreased $1.8 billion and $4.0 billion, respectively, compared to the same periods in 2015. The expected decreases were due to lower volume from the GM channel and the successful execution of our continued strategic focus on expanding risk adjusted returns over volume levels. The decrease in GM volume during the nine months ended September 30, 2016, was partially offset by higher volume in the Growth and Chrysler channels. Growth and Chrysler volume increased 5% and 8%, respectively, for the nine months ended September 30, 2016, compared to the same period in 2015. The increases were driven primarily by expanded offerings and new dealer relationships.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total retail originations by the loan term in months.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
0-71	18%	21%	18%	22%
72-75	66	67	67	68
76 +	16	12	15	10
Total retail originations (a)	100%	100%	100%	100%

(a)	Excludes RV loans.
As we continue the execution of our targeted underwriting strategy to originate consumer automotive assets across a broad risk spectrum, retail originations with a term of 76 months or more represented 16% and 15% of total retail originations for the three months and nine months ended September 30, 2016, respectively, compared to 12% and 10% for the same periods in 2015. Substantially all of the loans originated with a term of 76 months or more during the three months ended September 30, 2016, and 2015, were considered to be prime. We define prime retail automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.
The following table presents the percentage of total retail and lease originations by FICO® Score.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
740 +	25%	26%	23%	26%
739-660	36	34	37	34
659-620	24	22	24	22
619-540	9	12	10	12
< 540	1	1	1	1
Unscored (a)	5	5	5	5
Total consumer automotive financing originations	100%	100%	100%	100%

(a)	Unscored are primarily CSG contracts with entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 10% and 13% of total consumer originations for the three months ended September 30, 2016, and 2015, respectively, and 11% and 13% for the nine months ended September 30, 2016, and 2015, respectively. Consumer loans and leases with FICO® Scores of less than 540 continued to comprise only 1% of total originations for the three months and nine months ended September 30, 2016. For discussion of our credit risk management practices and performance, refer to the section titled Risk Management within this MD&A.
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
Commercial Wholesale Financing Volume
The following table summarizes the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles.

	Average balance		Average balance
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
GM new vehicles	$15,368	$14,410	$14,897	$15,026
Chrysler new vehicles	9,025	8,061	9,076	8,103
Growth new vehicles	4,138	3,572	4,161	3,487
Used vehicles	3,903	3,483	3,874	3,406
Total commercial wholesale finance receivables	$32,434	$29,526	$32,008	$30,022

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Commercial wholesale financing average volume increased $2.9 billion and $2.0 billion during the three months and nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to higher floorplan assets and an increase in trucks and sport utility vehicles which have higher average prices than cars. The increase in floorplan assets is primarily driven by higher dealer stock levels.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2016	2015	Favorable/ (unfavorable) % change	2016	2015	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$238	$236	1	$704	$706	—
Investment income, net (a)	36	9	n/m	104	93	12
Other income	4	4	—	13	12	8
Total insurance premiums and other income	278	249	12	821	811	1
Expense
Insurance losses and loss adjustment expenses	69	61	(13)	287	239	(20)
Acquisition and underwriting expense
Compensation and benefits expense	16	18	11	51	53	4
Insurance commissions expense	99	95	(4)	290	283	(2)
Other expenses	38	35	(9)	105	103	(2)
Total acquisition and underwriting expense	153	148	(3)	446	439	(2)
Total expense	222	209	(6)	733	678	(8)
Income from continuing operations before income tax expense	$56	$40	40	$88	$133	(34)
Total assets	$7,259	$6,997	4	$7,259	$6,997	4
Insurance premiums and service revenue written	$252	$254	(1)	$711	$755	(6)
Combined ratio (b)	92.5%	87.7%		103.2%	95.3%
n/m = not meaningful

(a)
Includes realized gains on investments of $24 million and $67 million for the three months and nine months ended September 30, 2016, respectively, loss on investments of $5 million for the three months ended September 30, 2015, and gains on investments of $57 million for the nine months ended September 30, 2015; and interest expense of $12 million and $36 million, for the three months and nine months ended September 30, 2016, respectively, and $12 million and $38 million for the three months and nine months ended September 30, 2015, respectively.

(b)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other fee income.

Our Insurance operations earned income from continuing operations before income tax expense of $56 million and $88 million for the three months and nine months ended September 30, 2016, respectively, compared to $40 million and $133 million for the three months and nine months ended September 30, 2015, respectively. The increase for the three months ended September 30, 2016, was primarily due to higher investment income and a decrease in non-weather-related losses driven by lower loss experience for VSC products partially offset by an increase in weather-related losses. The decrease for the nine months ended September 30, 2016, was due primarily to severe hailstorms which drove higher weather-related losses.
Insurance premiums and service revenue earned was relatively flat for the three months and nine months ended September 30, 2016, compared to the same periods in 2015. The changes for the three months and nine months ended September 30, 2016, were primarily due to increased wholesale earned premium, offset by increased dealer reinsurance participation, and lower VSC volume.
Net investment income was $36 million and $104 million for the three months and nine months ended September 30, 2016, respectively, compared to $9 million and $93 million for the three months and nine months ended September 30, 2015, respectively. The increases for the three months and nine months ended September 30, 2016, were due primarily to higher realized investment gains in the equity portfolio as compared to the same periods in 2015.
Insurance losses and loss adjustment expenses totaled $69 million and $287 million for the three months and nine months ended September 30, 2016, respectively, compared to $61 million and $239 million for the same periods in 2015. The increases were primarily due to severe hailstorms, which drove higher weather-related losses. The same higher weather-related losses primarily drove the increase in the combined ratio to 92.5% and 103.2% during the three months and nine months ended September 30, 2016, respectively, compared to 87.7% and 95.3% for the three months and nine months ended September 30, 2015, respectively. Higher weather-related losses were partially offset by a decrease in non-weather-related losses driven by lower loss experience for VSC products.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows premium and service revenue written by insurance product.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Vehicle service contracts
New retail	$124	$120	$332	$331
Used retail	109	120	327	385
Reinsurance (a)	(50)	(47)	(139)	(131)
Total vehicle service contracts (b)	183	193	520	585
Wholesale	49	44	135	122
Other finance and insurance (c)	20	17	56	48
Total	$252	$254	$711	$755

(a)	Reinsurance represents the transfer of premiums and risk from an Ally insurance company to a third party insurance company.

(b)	VSC revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern.

(c)	Other finance and insurance includes GAP coverage, excess wear and tear, and other ancillary products.
Insurance premiums and service revenue written was $252 million and $711 million for the three months and nine months ended September 30, 2016, compared to $254 million and $755 million for the same periods in 2015. The decreases for the three months and nine months ended September 30, 2016, were due primarily to increased dealer reinsurance participation and lower VSC volume, partially offset by an increase in wholesale premiums.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	September 30, 2016	December 31, 2015
Cash
Noninterest-bearing cash	$256	$293
Interest-bearing cash	1,065	995
Total cash	1,321	1,288
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	68	269
U.S. States and political subdivisions	749	698
Foreign government	180	177
Mortgage-backed	632	694
Asset-backed	5	6
Corporate debt	1,630	1,204
Total debt securities	3,264	3,048
Equity securities	570	717
Total available-for-sale securities	3,834	3,765
Total cash and securities	$5,155	$5,053

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2016	2015	Favorable/(unfavorable) % change	2016	2015	Favorable/(unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$64	$51	25	$185	$123	50
Interest expense	39	34	(15)	114	84	(36)
Net financing revenue	25	17	47	71	39	82
Provision for loan losses	1	3	67	4	9	56
Noninterest expense
Compensation and benefits expense	4	1	n/m	10	3	n/m
Other operating expenses	12	9	(33)	38	25	(52)
Total noninterest expense	16	10	(60)	48	28	(71)
Income from continuing operations before income tax expense	$8	$4	100	$19	$2	n/m
Total assets	$7,933	$6,326	25	$7,933	$6,326	25
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $8 million and $19 million for the three months and nine months ended September 30, 2016, respectively, compared to $4 million and $2 million for the three months and nine months ended September 30, 2015, respectively. The increases were primarily due to an increase in net financing revenue driven by portfolio growth as a result of bulk acquisitions of mortgage loans, partially offset by prepayments attributed to the low yield environment. The increases were partially offset by an increase in noninterest expense.
Net financing revenue was $25 million and $71 million for the three months and nine months ended September 30, 2016, respectively, compared to $17 million and $39 million for the three months and nine months ended September 30, 2015, respectively. The increases in net financing revenue were primarily due to portfolio growth as a result of bulk purchases of high-quality jumbo and LMI mortgage loans, partially offset by prepayments attributed to the low yield environment. During the three months and nine months ended September 30, 2016, respectively, we purchased $467 million and $2.9 billion of mortgage loans that were originated by third parties compared to purchases of $990 million and $3.6 billion for the same periods in 2015. The increases were partially offset by higher funding costs also driven by portfolio growth.
The provision for loan losses decreased $2 million and $5 million for the three months and nine months ended September 30, 2016, compared to the same periods in 2015. The decreases were primarily due to lower portfolio growth compared to the same periods in 2015.
Total noninterest expense was $16 million and $48 million for the three months and nine months ended September 30, 2016, respectively, compared to $10 million and $28 million for the three months and nine months ended September 30, 2015. The increases were primarily due to increased expenses to support the growth of the business.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the net unpaid principal balance (UPB), net UPB as a percentage of total, weighted average coupon (WAC), premium net of discounts, loan-to-value (LTV), and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
September 30, 2016
Adjustable-rate	$2,335	30	3.35%	$39	57.85%	772
Fixed-rate	5,433	70	4.06	124	61.75	772
Total	$7,768	100	3.85	$163	60.58	772
December 31, 2015
Adjustable-rate	$2,268	36	3.35%	$37	58.52%	771
Fixed-rate	4,021	64	4.10	87	61.42	768
Total	$6,289	100	3.83	$124	60.37	769

(a)	Represents UPB net of charge-offs.

(b)	Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.

(c)	Updated to reflect changes in credit score since loan origination.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2016	2015	Favorable/(unfavorable) % change	2016	2015	Favorable/(unfavorable) % change
Net financing revenue
Interest and fees on finance receivables and loans	$48	$36	33	$138	$104	33
Interest expense	18	14	(29)	51	40	(28)
Net financing revenue	30	22	36	87	64	36
Total other revenue	4	10	(60)	14	22	(36)
Total net revenue	34	32	6	101	86	17
Provision for loan losses	3	4	25	12	3	n/m
Noninterest expense
Compensation and benefits expense	9	8	(13)	29	24	(21)
Other operating expenses	7	6	(17)	20	18	(11)
Total noninterest expense	16	14	(14)	49	42	(17)
Income from continuing operations before income tax expense	$15	$14	7	$40	$41	(2)
Total assets	$3,232	$2,269	42	$3,232	$2,269	42
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $15 million and $40 million for the three months and nine months ended September 30, 2016, respectively, compared to $14 million and $41 million for the three months and nine months ended September 30, 2015. The increase for the three months ended September 30, 2016, was a result of higher net financing revenue due primarily to asset growth. The higher net financing revenue was partially offset by a decrease in other revenue primarily driven by declines in loan syndication and investment income, and an increase in noninterest expense. The decrease for the nine months ended September 30, 2016, was primarily driven by lower recoveries on nonaccrual loan exposures compared to 2015, increased portfolio level reserves due primarily to higher asset growth, an increase in noninterest expense, and a decrease in other revenue. These items were largely offset by higher net financing revenue primarily due to asset growth.
Net financing revenue was $30 million and $87 million for the three months and nine months ended September 30, 2016, respectively, compared to $22 million and $64 million for the same periods in 2015. The increases were primarily due to asset growth across all business segments in line with our growth strategy, which resulted in a 43% increase in the gross carrying value of finance receivables and loans as of September 30, 2016, compared to September 30, 2015.
Other revenue was $4 million and $14 million for the three and nine months ended September 30, 2016, respectively, compared to $10 million and $22 million for the same periods in 2015. The decreases were due to declines in loan syndication and investment income.
The provision for loan losses decreased $1 million and increased $9 million for the three months and nine months ended September 30, 2016, respectively, compared to the three months and nine months ended September 30, 2015. The decrease for the three months ended September 30, 2016, was primarily due to lower provision expense for individually impaired loans during the three months ended September 30, 2016, compared to the same period in 2015, partially offset by a decrease in recoveries and an increase in non-specific loan loss reserves due to asset growth. The increase for the nine months ended September 30, 2016, was primarily due to higher recoveries on nonaccrual loan exposures in the first quarter of 2015 and increased reserves primarily due to asset growth. The increases were partially offset by lower provisions for individually impaired loans in 2016.
Total noninterest expense was $16 million and $49 million for the three months and nine months ended September 30, 2016, respectively, compared to $14 million and $42 million for the same periods in 2015. The increases were primarily due to higher expenses to support the growth of the business.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents loans held-for-sale, the gross carrying value of finance receivables and loans outstanding, and unfunded commitments to lend of our Corporate Finance operations.

($ in millions)	September 30, 2016	December 31, 2015
Loans held-for-sale, net	$56	$105
Finance receivables and loans	$3,182	$2,568
Unfunded lending commitments (a)	$1,295	$1,136

(a)
Includes unused revolving credit line commitments for loans held-for-sale and finance receivables and loans, signed commitment letters, and standby letter of credit facilities, which are issued on behalf of clients and may contingently require us to make payments to a third party beneficiary should the client fail to fulfill a contractual commitment.

The following table presents the percentage of total finance receivables and loans of our Corporate Finance operations by industry concentration. The finance receivables and loans are reported at gross carrying value.

	September 30, 2016	December 31, 2015
Industry
Services	26.2%	22.8%
Automotive and transportation	12.9	7.1
Other manufactured products	10.5	10.2
Health services	10.4	13.4
Wholesale	9.5	9.7
Chemicals and metals	7.5	13.4
Machinery, equipment, and electronics	7.0	8.5
Retail trade	4.4	3.8
Paper, printing, and publishing	4.2	3.6
Food and beverages	3.9	2.8
Other	3.5	4.7
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2016	2015	Favorable/(unfavorable) % change	2016	2015	Favorable/(unfavorable) % change
Net financing (loss) revenue
Total financing revenue and other interest income	$92	$92	—	$273	$275	(1)
Interest expense
Original issue discount amortization	21	16	(31)	57	45	(27)
Other interest expense	77	31	(148)	245	168	(46)
Total interest expense	98	47	(109)	302	213	(42)
Net financing (loss) revenue (a)	(6)	45	(113)	(29)	62	(147)
Other revenue (expense)
(Loss) gain on mortgage loans, net	—	—	—	(6)	68	(109)
Loss on extinguishment of debt	—	—	—	(4)	(354)	99
Other gain on investments, net	28	11	155	78	49	59
Other income, net of losses	18	15	20	51	62	(18)
Total other revenue (expense)	46	26	77	119	(175)	168
Total net revenue (loss)	40	71	(44)	90	(113)	180
Provision for loan losses	(16)	3	n/m	(15)	(5)	n/m
Total noninterest expense (b)	63	32	(97)	133	108	(23)
(Loss) income from continuing operations before income tax expense	$(7)	$36	(119)	$(28)	$(216)	87
Total assets	$25,304	$26,481	(4)	$25,304	$26,481	(4)
n/m = not meaningful

(a)	Refer to the table that follows for further details on the components of net financing (loss) revenue.

(b)
Includes a reduction of $190 million and $578 million for both the three months and nine months ended September 30, 2016, respectively, and $189 million and $577 million for the three months and nine months ended September 30, 2015, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

The following table summarizes the components of net financing (loss) revenue for Corporate and Other.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Original issue discount amortization (a)	$(21)	$(16)	$(57)	$(45)
Net impact of the funds-transfer pricing methodology	6	53	3	83
Other (including legacy mortgage and TradeKing net financing revenue)	9	8	25	24
Total net financing (loss) revenue for Corporate and Other	$(6)	$45	$(29)	$62
Outstanding original issue discount balance	$1,347	$1,400	$1,347	$1,400

(a)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining amortization of the original issue discount at September 30, 2016.

Year ended December 31, ($ in millions)	2016	2017	2018	2019	2020	2021 and thereafter (a)	Total
Original issue discount
Outstanding balance	$1,326	$1,235	$1,134	$1,095	$1,056	$1,013
Total amortization (b)	21	91	101	39	39	1,056	$1,347

(a)	The maximum annual scheduled amortization for any individual year is $152 million in 2030.

(b)	The amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Comprehensive Income.
Loss from continuing operations before income tax expense for Corporate and Other was $7 million and $28 million for the three months and nine months ended September 30, 2016, respectively, compared to income of $36 million for the three months ended September 30, 2016, and a loss of $216 million for the nine months ended September 30, 2015. The decrease in income for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was primarily due to an increase in interest expense driven by increased LIBOR rates and an increase in interest on deposits resulting from deposit growth, and an increase in noninterest expense driven primarily by the integration of TradeKing and higher FDIC deposit fees. The decrease in income was partially offset by an increase in other gain on investments as a result of increased sales of securities and a decrease in the provision as a result of lower reserve requirements and lower net charge-offs within the legacy mortgage portfolio. The decrease in loss for the nine months ended September 30, 2016, was primarily due to decreases in loss on extinguishment of debt due to debt tender offers in 2015, partially offset by an increase in interest expense driven by increased LIBOR rates and an increase in interest on deposits resulting from deposit growth. Additionally, the decrease in loss was offset by a decrease in gain on mortgage loans due to sales of legacy TDR mortgage loans in 2015.
Interest expense was $98 million and $302 million for the three months and nine months ended, respectively, compared to $47 million and $213 million for the three months and nine months ended September 30, 2015, respectively. The increases were primarily driven by increased LIBOR rates and increases in interest on deposits resulting from deposit growth.
Net loss on mortgage loans was $6 million for the nine months ended September 30, 2016, compared to a net gain of $68 million for the nine months ended September 30, 2015. The change was primarily due to nonrecurring sales of legacy TDR mortgage loans in 2015, which totaled $677 million of unpaid principal balance for the nine months ended September 30, 2015.
Loss on extinguishment of debt was $4 million for the nine months ended September 30, 2016, compared to $354 million for the nine months ended September 30, 2015. The decrease in loss was due to nonrecurring debt tender offers in 2015. During the first half of 2015, we completed two tender offers to buy back $1.8 billion of our high-coupon debt, resulting in a total loss on extinguishment of debt of $345 million related to these transactions.
Other gain on investments was $28 million and $78 million for the three months and nine months ended September 30, 2016, respectively, compared to $11 million and $49 million for the three months and nine months ended September 30, 2015, respectively. The increases were due primarily to an increase in sales of securities compared to the same periods in 2015.
The provision for loan losses decreased $19 million and $10 million for the three months and nine months ended September 30, 2016, compared to the same periods in 2015, as a result of lower reserve requirements and lower net charge-offs within the legacy mortgage portfolio.
Noninterest expense was $63 million and $133 million for the three months and nine months ended September 30, 2016, compared to $32 million and $108 million for the three months and nine months ended September 30, 2015. The increases were primarily due to increased expenses from the TradeKing integration and higher FDIC deposit fees.
Total assets were $25.3 billion as of September 30, 2016, compared to $26.5 billion as of September 30, 2015. The decrease was primarily the result of the continued runoff of our legacy mortgage portfolio and a decrease in cash due to secured debt maturities. The decrease was partially offset by an increase in deposits and an increase due to the acquisition of TradeKing. At September 30, 2016, the total assets of TradeKing were $299 million. At September 30, 2016, the gross carrying value of the legacy mortgage portfolio was $2.9 billion, compared to $3.5 billion at September 30, 2015.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	September 30, 2016	December 31, 2015
Cash
Noninterest-bearing cash	$1,498	$1,829
Interest-bearing cash	1,440	3,232
Total cash	2,938	5,061
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	253	1,472
U.S. States and political subdivisions	14	18
Mortgage-backed	12,035	10,153
Asset-backed	1,565	1,749
Total debt securities	13,867	13,392
Total available-for-sale securities	13,867	13,392
Total held-to-maturity securities	658	—
Total cash and securities	$17,463	$18,453

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Risk Management
Managing the risk/reward trade-off is a fundamental component of operating our businesses. Our risk management program is overseen by the Ally Board of Directors (the Board), various risk committees, the executive leadership team, and our associates. The Risk and Compliance Committee of the Board, together with the Board, sets the risk appetite across our company while the risk committees, executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks to be within our risk appetite. Ally's primary types of risk include credit, lease residual, market, operational, insurance/underwriting, and liquidity. As a result of recent focus by regulators on cross-sell practices and related incentive compensation, Ally management has performed an initial, but detailed review of our cross-sell practices and believes that our existing practices are appropriate, and will be monitored on a continuous basis. For more information on our risk management process, refer to the Risk Management MD&A section of our Annual Consolidated Financial Statements.
Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	September 30, 2016	December 31, 2015
Finance receivables and loans
Automotive Finance	$100,852	$99,187
Mortgage Finance	7,931	6,413
Corporate Finance	3,182	2,568
Corporate and Other (a)	2,994	3,432
Total finance receivables and loans	114,959	111,600
Loans held-for-sale
Corporate Finance	56	105
Total on-balance sheet loans	115,015	111,705
Off-balance sheet securitized loans
Automotive Finance (b)	2,734	2,529
Total off-balance sheet securitized loans	2,734	2,529
Operating lease assets
Automotive Finance	12,689	16,271
Total operating lease assets	12,689	16,271
Total loan and lease exposure	$130,438	$130,505
Serviced loans and leases
Automotive Finance (c)	$119,625	$119,808
Mortgage Finance	7,931	6,413
Corporate Finance	3,054	2,532
Corporate and Other	2,926	3,360
Total serviced loans and leases	$133,536	$132,113

(a)	Includes $2.9 billion and $3.4 billion of consumer mortgage loans in our Mortgage — Legacy portfolio at September 30, 2016, and December 31, 2015, respectively.

(b)	Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.

(c)	Includes $3.6 billion and $2.3 billion of off-balance sheet whole-loan sales at September 30, 2016, and December 31, 2015, respectively.
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
Over the past year, we have experienced growth in our consumer retail automotive loan portfolio and a significant reduction in lease originations. This shift in our portfolio mix has contributed to an increase in provision expense for loan losses. Consumer lease residuals are not included in the allowance for loan losses as changes in the expected residual values on consumer leases are included in depreciation expense over the remaining life of the lease. However, our risk to future fluctuations in used vehicle values has diminished as our lease assets have declined materially and will continue to decline as the number of leases terminating currently is significantly larger than the number of new leases being originated. All leases are exposed to potential reductions in used vehicle values, while only those loans that default, and where we take possession of the vehicle, are affected by potential reductions in used vehicle values. Operating lease assets decreased $3.6 billion to $12.7 billion at September 30, 2016, from $16.3 billion at December 31, 2015.

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
We closely monitor macro-economic trends given the nature of our business and the potential impacts on our credit risk. During the three months and nine months ended September 30, 2016, the U.S. economy continued to modestly expand. The labor market remained stable during the period, with nonfarm payrolls increasing, offset by the annual unemployment rate rising to 5% as of September 30, 2016. Within the U.S. automotive market, new light vehicle sales flattened, resulting in a 17.5 million annual pace for the three months ended September 30, 2016, and we experienced downward pressure on used vehicle values.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and loans held-for-sale. At September 30, 2016, this primarily included $100.9 billion of automotive finance receivables and loans and $10.9 billion of mortgage finance receivables and loans. Our ongoing Mortgage Finance operations are limited to the management of our held-for-investment mortgage loan portfolio. During the three months and nine months ended September 30, 2016, we continued to execute bulk purchases of high-quality jumbo and LMI mortgage loans.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Consumer
Finance receivables and loans
Loans at gross carrying value	$75,673	$74,065	$642	$603	$—	$—
Loans at fair value	—	—	—	—	—	—
Total finance receivables and loans	75,673	74,065	642	603	—	—
Loans held-for-sale	—	—	—	—	—	—
Total consumer loans (b)	75,673	74,065	642	603	—	—
Commercial
Finance receivables and loans
Loans at gross carrying value	39,286	37,535	111	77	—	—
Loans held-for-sale	56	105	—	—	—	—
Total commercial loans	39,342	37,640	111	77	—	—
Total on-balance sheet loans	$115,015	$111,705	$753	$680	$—	$—

(a)	Includes nonaccrual TDR loans of $265 million and $277 million at September 30, 2016, and December 31, 2015, respectively.

(b)
Includes outstanding CSG loans of $6.4 billion and $6.2 billion at September 30, 2016, and December 31, 2015, and RV loans of $1.6 billion and $1.5 billion at September 30, 2016, and December 31, 2015, respectively.

Total on-balance sheet loans outstanding at September 30, 2016, increased $3.3 billion to $115.0 billion from December 31, 2015, reflecting an increase of $1.7 billion in the commercial portfolio and an increase of $1.6 billion in the consumer portfolio. The increase in commercial on-balance sheet loans outstanding was primarily driven by the growth of wholesale floorplan finance receivables and the ongoing demand for automotive dealer term loans. The increase in consumer on-balance sheet loans was primarily driven by the execution of bulk purchases of high-quality jumbo and LMI mortgage loans totaling $2.9 billion during the nine months ended September 30, 2016.
Total TDRs outstanding at September 30, 2016, increased $15 million to $640 million from December 31, 2015. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Total nonperforming loans at September 30, 2016, increased $73 million to $753 million from December 31, 2015, reflecting an increase of $39 million of consumer nonperforming loans and an increase of $34 million of commercial nonperforming loans. The increase in total nonperforming loans from December 31, 2015, was primarily due to the changing composition of the consumer automotive portfolio to a more profitable mix of business consistent with Ally’s underwriting strategy, combined with the downgrade of three accounts within the commercial and industrial portfolio. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Annual Consolidated Financial Statements for additional information.
The following table includes consumer and commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Consumer	$213	$162	1.1%	0.9%	$544	$413	1.0%	0.8%
Commercial	—	(1)	—	—	—	(2)	—	—
Total finance receivables and loans at gross carrying value	$213	$161	0.8%	0.6%	$544	$411	0.6%	0.5%

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Net charge-offs were $213 million and $544 million for the three months and nine months ended September 30, 2016, compared to $161 million and $411 million for the three months and nine months ended September 30, 2015. The increases during the three months and nine months ended September 30, 2016, were driven by the changing composition of the consumer automotive portfolio to a more profitable mix

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

of business consistent with Ally’s underwriting strategy; lower recoveries on gross charge-offs due to higher unpaid principal balances at the time of charge-off and lower used vehicle values; and the seasoning of consumer automotive accounts now entering their prime loss periods.
The Consumer Credit Portfolio and Commercial Credit Portfolio discussions that follow relate to consumer and commercial finance receivables and loans recorded at gross carrying value. Finance receivables and loans recorded at gross carrying value have an associated allowance for loan losses.
Consumer Credit Portfolio
During the three months and nine months ended September 30, 2016, the credit performance of the consumer portfolio remained strong and reflects both the continued execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, including higher LTV, used, nonprime, extended term, Growth channel, and nonsubvented finance receivables and loans and our continued execution of bulk purchases of high-quality jumbo and LMI mortgage loans. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Annual Consolidated Financial Statements.
The following table includes consumer finance receivables and loans recorded at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Consumer automotive (b) (c)	$64,816	$64,292	$542	$475	$—	$—
Consumer mortgage
Mortgage Finance	7,931	6,413	9	15	—	—
Mortgage — Legacy	2,926	3,360	91	113	—	—
Total consumer finance receivables and loans	$75,673	$74,065	$642	$603	$—	$—

(a)	Includes nonaccrual TDR loans of $225 million and $233 million at September 30, 2016, and December 31, 2015, respectively.

(b)
Includes $66 million of fair value adjustment for loans in hedge accounting relationships at both September 30, 2016, and December 31, 2015. Refer to Note 20 to the Condensed Consolidated Financial Statements for additional information.

(c)
Includes outstanding CSG loans of $6.4 billion and $6.2 billion at September 30, 2016, and December 31, 2015, and RV loans of $1.6 billion and $1.5 billion at September 30, 2016, and December 31, 2015.

Total consumer outstanding finance receivables and loans increased $1.6 billion at September 30, 2016, compared with December 31, 2015. The increase in consumer mortgage finance receivables and loans was primarily due to growth in the Mortgage Finance portfolio due to the execution of bulk loan purchases, which outpaced total consumer mortgage portfolio runoff. The increase in consumer automotive finance receivables and loans was primarily related to our loan originations, which outpaced portfolio runoff, largely offset by the completion of $4.2 billion in loan sales and securitizations of higher quality prime assets.
Total consumer nonperforming finance receivables and loans at September 30, 2016, increased $39 million to $642 million from December 31, 2015, reflecting an increase of $67 million of consumer automotive finance receivables and loans and a decrease of $28 million of consumer mortgage nonperforming finance receivables and loans. The increase in nonperforming consumer automotive finance receivables and loans was primarily due to the changing composition of the portfolio to a more profitable mix of business consistent with Ally’s underwriting strategy. The decrease in nonperforming consumer mortgage finance receivables and loans was primarily due to continued improvement in the macroeconomic environment, including increases in the house price index and continued low interest rates, as well as the liquidation of certain nonperforming accounts. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.8% at both September 30, 2016, and December 31, 2015.
Consumer automotive loans accruing and past due 30 days or more decreased $63 million to $1.8 billion at September 30, 2016, compared with December 31, 2015, primarily resulting from seasonality but also due to our collections efforts (e.g., customer contact strategies and tools such as email, text messaging and chat as well as loan extensions and rewrites).

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Consumer automotive	$219	$156	1.4%	1.0%	$540	$384	1.1%	0.9%
Consumer mortgage
Mortgage Finance	—	1	—	—	—	2	—	0.1
Mortgage — Legacy	(6)	5	(0.9)	0.6	4	27	0.1	1.0
Total consumer finance receivables and loans	$213	$162	1.1%	0.9%	$544	$413	1.0%	0.8%

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer finance receivables and loans were $213 million and $544 million for the three months and nine months ended September 30, 2016, compared to $162 million and $413 million for the three months and nine months ended September 30, 2015. The increases during the three months and nine months ended September 30, 2016, were driven by the changing composition of the consumer automotive portfolio to a more profitable mix of business consistent with Ally’s underwriting strategy; lower recoveries on gross charge-offs due to higher unpaid principal balances at the time of charge-off and lower used vehicle values; and the seasoning of consumer automotive accounts now entering their prime loss periods.
The following table summarizes the unpaid principal balance of total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Consumer automotive (a)	$8,355	$10,059	$25,079	$28,103
Consumer mortgage	—	—	7	—
Total consumer loan originations	$8,355	$10,059	$25,086	$28,103

(a)	Includes $1.2 billion of loans originated as held-for-sale during the first quarter of 2015.
Total automotive-originated loans decreased $1.7 billion and $3.0 billion for the three months and nine months ended September 30, 2016, compared to the same periods in 2015, as we continued to execute our strategic focus of selective originations based on improved risk adjusted returns.
The following table shows the percentage of total consumer finance receivables and loans recorded at gross carrying value by state concentration. Total consumer automotive loans were $64.8 billion and $64.3 billion at September 30, 2016, and December 31, 2015, respectively. Total mortgage and home equity loans were $10.9 billion and $9.8 billion at September 30, 2016, and December 31, 2015, respectively.

	September 30, 2016 (a)		December 31, 2015
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
Texas	13.7%	6.4%	13.7%	6.2%
California	7.7	34.1	7.3	33.6
Florida	8.1	4.2	7.7	4.1
Pennsylvania	4.8	1.5	5.0	1.5
Illinois	4.3	3.3	4.4	4.1
Georgia	4.4	2.2	4.4	2.2
North Carolina	3.6	1.6	3.6	1.8
Ohio	3.6	0.5	3.7	0.6
New York	3.2	1.8	3.5	1.9
Michigan	2.8	1.9	3.1	2.4
Other United States	43.8	42.5	43.6	41.6
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at September 30, 2016.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of consumer loans are in Texas and California, which represented an aggregate of 24.1% and 23.5% of our total outstanding consumer finance receivables and loans at September 30, 2016, and December 31, 2015, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily comprised of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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
Repossessed consumer automotive loan assets in our Automotive Finance operations at September 30, 2016, increased $7 million to $129 million from December 31, 2015. Foreclosed mortgage assets at September 30, 2016, increased $3 million to $13 million from December 31, 2015.
Commercial Credit Portfolio
During the three months and nine months ended September 30, 2016, the credit performance of the commercial portfolio remained strong, as nonperforming finance receivables and loans remained low and no net charge-offs were realized. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Annual Consolidated Financial Statements.
The following table includes total commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Commercial and industrial
Automotive	$32,260	$31,469	$44	$25	$—	$—
Other (b)	3,250	2,640	62	44	—	—
Commercial real estate — Automotive	3,776	3,426	5	8	—	—
Total commercial finance receivables and loans	$39,286	$37,535	$111	$77	$—	$—

(a)	Includes nonaccrual TDR loans of $40 million and $44 million at September 30, 2016, and December 31, 2015, respectively.

(b)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding increased $1.8 billion from December 31, 2015, to $39.3 billion at September 30, 2016. The increase was primarily due to the growth of wholesale floorplan finance receivables and the ongoing demand for automotive dealer term loans, as well as the growth in our Corporate Finance portfolio in line with our business strategy.
Total commercial nonperforming finance receivables and loans were $111 million at September 30, 2016, reflecting an increase of $34 million when compared to December 31, 2015. The increase was primarily due to the downgrade of three accounts within the commercial and industrial portfolio. However, nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans remained relatively stable at 0.3% at September 30, 2016, compared to 0.2% at December 31, 2015.
The following table includes total commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net (recoveries) charge-offs		Net charge-off ratios (a)		Net (recoveries) charge-offs		Net charge-off ratios (a)
($ in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Commercial and industrial
Automotive	$—	$—	—%	—%	$—	$—	—%	—%
Other	—	(1)	—	(0.2)	—	(2)	—	(0.1)
Total commercial finance receivables and loans	$—	$(1)	—%	—%	$—	$(2)	—%	—%

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $3.8 billion and $3.4 billion at September 30, 2016, and December 31, 2015, respectively.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration. These finance receivables and loans are reported at gross carrying value.

	September 30, 2016	December 31, 2015
Texas	17.3%	17.7%
Florida	10.2	10.0
California	8.0	8.7
Michigan	7.7	8.9
New Jersey	4.3	2.1
Georgia	3.7	3.6
North Carolina	3.7	3.8
Pennsylvania	3.3	3.4
South Carolina	2.7	2.2
New York	2.6	3.1
Other United States	36.5	36.5
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration. These finance receivables and loans within our automotive and Corporate Finance portfolios are reported at gross carrying value.

	September 30, 2016	December 31, 2015
Industry
Automotive	77.0%	80.5%
Manufacturing	7.2	7.8
Services	4.7	5.3
Other	11.1	6.4
Total commercial criticized finance receivables and loans	100.0%	100.0%
Total criticized exposures increased $222 million from December 31, 2015, to $2.8 billion at September 30, 2016. The increase was primarily due to the Corporate Finance portfolio and is in line with the overall growth in Corporate Finance loan balances.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended September 30, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at July 1, 2016	$862	$109	$971	$118	$1,089
Charge-offs	(293)	(10)	(303)	—	(303)
Recoveries	74	16	90	—	90
Net charge-offs	(219)	6	(213)	—	(213)
Provision for loan losses	269	(15)	254	4	258
Other	—	—	—	—	—
Allowance at September 30, 2016	$912	$100	$1,012	$122	$1,134
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2016 (a)	1.4%	0.9%	1.3%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the three months ended September 30, 2016 (a)	1.4%	(0.2)%	1.1%	—%	0.8%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2016 (a)	168.2%	100.4%	157.6%	109.1%	150.4%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2016	1.0	(4.1)	1.2	n/m	1.3
n/m = not meaningful

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Three months ended September 30, 2015 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at July 1, 2015	$767	$119	$886	$88	$974
Charge-offs	(220)	(10)	(230)	(1)	(231)
Recoveries	64	4	68	2	70
Net charge-offs	(156)	(6)	(162)	1	(161)
Provision for loan losses	200	6	206	5	211
Other (a)	(7)	—	(7)	1	(6)
Allowance at September 30, 2015	$804	$119	$923	$95	$1,018
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2015 (b)	1.3%	1.2%	1.3%	0.3%	0.9%
Net charge-offs to average finance receivables and loans outstanding for the three months ended September 30, 2015 (b)	1.0%	0.3%	0.9%	—%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2015 (b)	194.5%	80.1%	164.3%	127.1%	159.9%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2015	1.3	4.9	1.4	n/m	1.6
n/m = not meaningful

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2016	$834	$114	$948	$106	$1,054
Charge-offs	(773)	(29)	(802)	(1)	(803)
Recoveries	233	25	258	1	259
Net charge-offs	(540)	(4)	(544)	—	(544)
Provision for loan losses	644	(10)	634	16	650
Other (a)	(26)	—	(26)	—	(26)
Allowance at September 30, 2016	$912	$100	$1,012	$122	$1,134
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2016 (b)	1.4%	0.9%	1.3%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the nine months ended September 30, 2016 (b)	1.1%	—%	1.0%	—%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2016 (b)	168.2%	100.4%	157.6%	109.1%	150.4%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2016	1.3	n/m	1.4	n/m	1.6
n/m = not meaningful

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Nine months ended September 30, 2015 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2015	$685	$152	$837	$140	$977
Charge-offs	(579)	(41)	(620)	(1)	(621)
Recoveries	195	12	207	3	210
Net charge-offs	(384)	(29)	(413)	2	(411)
Provision for loan losses	510	4	514	(47)	467
Other (a)	(7)	(8)	(15)	—	(15)
Allowance at September 30, 2015	$804	$119	$923	$95	$1,018
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2015 (b)	1.3%	1.2%	1.3%	0.3%	0.9%
Net charge-offs to average finance receivables and loans outstanding for the nine months ended September 30, 2015 (b)	0.9%	0.5%	0.8%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2015 (b)	194.5%	80.1%	164.3%	127.1%	159.9%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2015	1.6	3.0	1.7	n/m	1.9
n/m = not meaningful

(a)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at September 30, 2016, increased $89 million compared to September 30, 2015. The increase was primarily due to higher reserve requirements reflecting the changing composition of the consumer automotive portfolio to a more profitable mix of business consistent with Ally’s underwriting.
The allowance for commercial loan losses increased $27 million at September 30, 2016, compared to September 30, 2015, primarily due to higher loan balances.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2016			2015
September 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$912	1.4%	80.4%	$804	1.3%	79.0%
Consumer mortgage
Mortgage Finance	19	0.2	1.7	17	0.3	1.7
Mortgage — Legacy	81	2.8	7.2	102	2.9	10.0
Total consumer mortgage	100	0.9	8.9	119	1.2	11.7
Total consumer loans	1,012	1.3	89.3	923	1.3	90.7
Commercial
Commercial and industrial
Automotive	33	0.1	2.9	26	0.1	2.5
Other	65	2.0	5.7	47	2.0	4.6
Commercial real estate — Automotive	24	0.6	2.1	22	0.7	2.2
Total commercial loans	122	0.3	10.7	95	0.3	9.3
Total allowance for loan losses	$1,134	1.0%	100.0%	$1,018	0.9%	100.0%
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Consumer
Consumer automotive	$269	$200	$644	$510
Consumer mortgage
Mortgage Finance	1	3	4	9
Mortgage — Legacy	(16)	3	(14)	(5)
Total consumer mortgage	(15)	6	(10)	4
Total consumer loans	254	206	634	514
Commercial
Commercial and industrial
Automotive	2	1	4	(39)
Other	3	4	11	3
Commercial real estate — Automotive	(1)	—	1	(11)
Total commercial loans	4	5	16	(47)
Total provision for loan losses	$258	$211	$650	$467
The provision for consumer loan losses increased $48 million and $120 million for the three months and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increases during the three and nine months ended September 30, 2016, is primarily due to higher net charge-offs and higher overall reserve requirements both reflecting the changing composition of the consumer automotive portfolio to a more profitable mix of business consistent with Ally’s underwriting strategy. The increases were partially offset by both lower reserve requirements and net charge-offs within Mortgage — Legacy, as well as lower portfolio growth year-over-year within Mortgage Finance.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The provision for commercial loan losses was $4 million and $16 million for the three months and nine months ended September 30, 2016, respectively, compared to $5 million and a net credit of $47 million for the same periods in 2015. The increase during the nine months ended September 30, 2016, was primarily due to reserve releases that did not repeat.
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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Off-lease vehicles terminated (in units)	80,999	65,363	235,820	194,546
Average gain per vehicle ($ per unit)	$767	$1,611	$860	$1,454
Method of vehicle sales
Auction
Internet	55%	46%	55%	49%
Physical	14	13	13	11
Sale to dealer, lessee, and other	31	41	32	40
The number of off-lease vehicles remarketed during the three months and nine months ended September 30, 2016, increased 24% and 21%, compared to the same periods in 2015. The increases in the number of off-lease vehicles remarketed during the three months and nine months ended September 30, 2016, reflect a shift of incentive programs from two-year leases in 2012 towards three-year leases in 2013. In 2018 and beyond, our termination volumes, and therefore our residual risk, should decrease significantly as a direct result of lower GM lease originations.
Average gain per vehicle decreased for the three months and nine months ended September 30, 2016, compared to the same periods in 2015. The decreases for the three months and nine months ended September 30, 2016, were due to declining used vehicle values which were more pronounced in the car market, and adjustments to depreciation expense based on changes in expected residual values at lease termination. This trend is expected to continue in the near term. For more information on our investment in operating leases, refer to Note 8 to the Condensed Consolidated Financial Statements, and Note 1 to the Annual Consolidated Financial Statements.
Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of leased vehicles by type, based on volume of units.

September 30,	2016	2015
Car	33%	39%
Truck	16	13
Sport utility vehicle	51	48
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
We prepare forward-looking forecasts of net financing revenue, which take into consideration anticipated future business growth, asset/liability positioning, and interest rates based on the implied forward curve. Simulations are used to assess changes in net financing revenue in multiple interest rates scenarios relative to the baseline forecast. The changes in net financing revenue relative to the baseline are defined as the sensitivity. Our simulation incorporates contractual cash flows and repricing characteristics for all assets, liabilities and off-balance sheet exposures and incorporates the effects of changing interest rates on the prepayment and attrition rates of certain assets and liabilities. The analysis is highly dependent upon a variety of assumptions including the repricing characteristics of deposits with noncontractual maturities. Our simulation does not assume any specific future actions are taken to mitigate the impacts of changing interest rates. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next twelve months would decrease by $27 million if interest rates remain unchanged.
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
Our twelve-month pretax net financing revenue sensitivity based on the market forward-curve was as follows.

	September 30, 2016		December 31, 2015
Change in Interest Rates ($ in millions)	Instantaneous	Gradual (a)	Instantaneous	Gradual (a)
-100 basis points	$(65)	$(39)	$47	$17
+100 basis points	17	30	(109)	(37)
+200 basis points	(69)	35	(278)	(96)

(a)	Gradual changes in interest rates are recognized over 12 months.
Although implied forward rates have declined since December 31, 2015, our earnings exposure has improved when measured by upward interest rate shocks. The shift to an asset sensitive position is primarily due to a reduction in market based funding as non-maturing retail deposits have continued to grow. In addition, higher variable rate commercial loan balances and a net decline in off balance sheet exposure have contributed to the position as of September 30, 2016. The adverse change in the downward interest rate shock scenario is primarily driven by increased prepayment sensitivity across our mortgage loan and mortgage-backed securities portfolios as the portfolios continue to grow. The downward shock scenario is impacted by the current low rate environment, which limits absolute declines in short-term rates in a shock scenario.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Our pro-forma rate sensitivity assuming a 50% deposit pass-through based on the forward-curve was as follows.

	September 30, 2016		December 31, 2015
Change in Interest Rates ($ in millions)	Instantaneous	Gradual (a)	Instantaneous	Gradual (a)
-100 basis points	$(232)	$(96)	$(89)	$(19)
+100 basis points	133	73	13	4
+200 basis points	212	129	(13)	(1)

(a)	Gradual changes in interest rates are recognized over 12 months.
Our asset sensitive risk position is reduced slightly by the net impact of off balance sheet hedging positions which continue to generate positive financing revenue in the current interest rate environment. This position includes both receive-fixed interest rate swaps designated as fair value hedges of certain fixed-rate liabilities, including legacy unsecured debt, and pay-fixed interest rate swaps designated as fair value hedges of certain retail automotive assets. The size, maturity and mix of our hedging activities change frequently as we adjust our broader asset and liability management objectives.

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
Funding Strategy
Liquidity and ongoing profitability are largely dependent on the timely and cost-effective access to retail deposits and funding in different segments of the capital markets. Our funding strategy largely focuses on the development of diversified funding sources across a broad investor base to meet liquidity needs throughout different market cycles, including periods of financial distress. These funding sources include retail and brokered deposits, committed credit facilities, public and private asset-backed securitizations, wholesale and retail unsecured debt, FHLB advances, and whole-loan sales. We also supplement these funding sources with a modest amount of short-term borrowings, including demand notes and repurchase arrangements. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source, and results in a more cost-effective funding strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and maturity profiles. In addition, we further distinguish our funding strategy between Ally Bank funding and parent company (nonbank) funding.
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
Since 2009, a significant portion of asset originations have been directed to Ally Bank in order to reduce parent company exposures and funding requirements, and to utilize our growing consumer deposit-taking capabilities. This has allowed us to use bank funding for a wider array of our automotive finance assets and to provide a sustainable long-term funding channel for the business, while also improving the cost of funds for the enterprise. On March 7, 2016, Ally Bank received approval from the Federal Reserve to become a state member bank. Ally Bank is now regulated by the FRB through the Federal Reserve Bank of Chicago, as well as the Utah Department of Financial Institutions. In addition, in connection with the application for membership in the Federal Reserve System, Ally Bank made commitments to the FRB relating to capital, liquidity, and business plan requirements. These commitments are consistent with the prior requirements under the now-terminated Capital and Liquidity Maintenance Agreement with the FDIC, including the requirement to maintain capital at a level such that Ally Bank’s Tier 1 leverage ratio is at least 15%. For this purpose, the leverage ratio is determined in accordance with the FRB's regulations related to capital maintenance. Continuation of the Ally Bank Tier 1 leverage ratio requirement could further restrict balance sheet growth within Ally Bank and could unfavorably impact liquidity at AFI.
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

September 30, 2016 ($ in millions)	Ally Bank	Parent company (nonbank) (a)
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$8,165	$1,687
Liquid cash and equivalents	1,864	1,933
Committed funding facilities (b)
Total capacity	4,110	14,525
Outstanding	3,460	11,725
Unused capacity (c)	650	2,800
Intercompany loan (d)	(300)	300
Total available liquidity	$10,379	$6,720

(a)	Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company.

(b)	Committed funding facilities include both consolidated and nonconsolidated facilities.

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

As of September 30, 2016, assuming a long-term capital markets stress, we expect that our available liquidity would allow us to continue to fund all planned loan originations and meet all of our financial obligations for approximately 36 months, assuming no issuance of unsecured debt or term securitizations.
In addition, our estimated Modified Liquidity Coverage Ratio exceeded 100% at September 30, 2016. Refer to Note 19 to the Condensed Consolidated Financial Statements for further discussion of our liquidity requirements.
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
The following table shows Ally Bank's number of accounts and deposit balances by type as of the end of each quarter since 2015.

($ in millions)	3rd Quarter 2016	2nd Quarter 2016	1st Quarter 2016	4th Quarter 2015	3rd Quarter 2015	2nd Quarter 2015	1st Quarter 2015
Number of retail accounts	2,203,147	2,133,657	2,061,923	1,969,562	1,931,380	1,874,632	1,818,770
Deposits
Retail	$63,880	$61,239	$58,977	$55,437	$53,502	$51,750	$50,633
Brokered	11,570	11,269	10,979	10,723	10,180	9,844	9,835
Other (a)	101	94	91	89	91	89	79
Total deposits	$75,551	$72,602	$70,047	$66,249	$63,773	$61,683	$60,547

(a)	Other deposits include mortgage escrow and other deposits (excluding intercompany deposits).
During the first nine months of 2016, the deposit base at Ally Bank grew $9.3 billion. The growth in total deposits has been primarily attributable to our retail deposit portfolio, particularly within our savings and money market accounts. Strong retention rates and customer acquisition continue to drive growth in retail deposits. Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan products. Securitization has proven to be a reliable and cost-effective funding source. Additionally, for retail automotive loans and lease notes, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset, creating an effective tool for managing interest rate and liquidity risk. We manage secured funding execution risk by maintaining a diverse investor base and available committed credit facility capacity. Ally Bank has exclusive access to private committed funding facilities, the largest of which is a syndicated credit facility of sixteen lenders shared with the parent company. This facility can fund automotive retail and dealer floorplan loans, as well as leases. During March 2016, this facility was renewed with $3.0 billion of capacity and the maturity was extended to March 2018. In July 2016, $400 million of the commitment under this facility was transferred from Ally Bank to AFI (parent company), which reduced the Ally Bank capacity to $2.6 billion. Our ability to access the unused capacity in the secured facility depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges.
Ally Bank also has access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage and commercial real estate automotive finance receivables and loans. As of September 30, 2016, Ally Bank had pledged $14.5 billion of assets to the FHLB resulting in $10.2 billion in total funding capacity with $8.4 billion of debt outstanding.
In addition, Ally Bank has access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The financial instruments sold in repurchase agreements typically include U.S. government and federal agency obligations. As of September 30, 2016, Ally Bank had no debt outstanding under repurchase agreements.
Additionally, Ally Bank has access to the Federal Reserve Bank Discount Window and can borrow funds to meet short-term liquidity demands. However, the Federal Reserve Bank is not a primary source of funding for day to day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. Ally Bank has assets pledged and restricted as collateral to the Federal Reserve Bank totaling $2.4 billion. Ally Bank had no debt outstanding with the Federal Reserve as of September 30, 2016.
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
We continue to remain active in the securitization markets to finance our automotive loan portfolios. During the third quarter of 2016, we raised $1.5 billion through the completion of two securitization transactions backed by retail automotive loans. In addition, we have short-term and long-term unsecured debt outstanding from retail term note programs. These programs generally consist of callable fixed-rate instruments with fixed-maturity dates. There were $440 million of retail term notes outstanding at September 30, 2016.
We obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.5 billion at September 30, 2016. Refer to Note 13 and Note 14 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.
Secured funding continues to be a significant source of financing at the parent company. The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At September 30, 2016, all of our $14.5 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of September 30, 2016, we had $11.5 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. The parent company's largest facility is a revolving syndicated credit facility secured by automotive receivables. This facility was renewed in March 2016 by a syndicate of sixteen lenders with $8.0 billion in capacity and the maturity was extended until March 2018. In July 2016, $400 million of the commitment under this facility was transferred from Ally Bank to AFI (parent company), which increased the parent company capacity to $8.4 billion. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At September 30, 2016, there was $6.6 billion outstanding under this facility. In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets.
At September 30, 2016, the parent company had debt of $659 million outstanding under repurchase agreements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Recent Funding Developments
During the first nine months of 2016, we accessed the public and private markets to execute secured funding transactions, whole-loan sales, unsecured funding transactions, and funding facility renewals totaling $24.1 billion. Key funding highlights from January 1, 2016 to date were as follows:

•
Ally Financial Inc. closed, renewed, increased, and/or extended $15.7 billion in U.S. credit facilities during the nine months ended September 30, 2016. The automotive credit facility renewal amount includes the March 2016 refinancing of $11.0 billion for our shared credit facilities at both the parent company and Ally Bank with a syndicate of sixteen lenders. The $11.0 billion capacity is secured by retail, lease, and dealer floorplan automotive assets and is allocated to two separate facilities; one is an $8.4 billion facility which is available to the parent company, while the other is a $2.6 billion facility available to Ally Bank. Both facilities mature in March 2018.

•
Ally Financial Inc. continued to access the public and private term asset-backed securitization markets raising $4.8 billion during the nine months ended September 30, 2016, with $2.3 billion and $2.5 billion raised by Ally Bank and the parent company, respectively. Included in Ally Bank's funding for 2016 are two off-balance sheet securitizations backed by retail automotive loans, which raised $1.5 billion. In addition, Ally Bank raised $2.7 billion related to whole-loan sales of retail automotive loans during the first nine months of 2016.

•
In April 2016, Ally Financial Inc. accessed the unsecured debt capital markets and raised $900 million through the issuance of $600 million and $300 million of aggregate principal amount of senior and subordinated notes, respectively.

Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

($ in millions)	Bank	Parent	Total	%
September 30, 2016
Secured financings	$17,726	$21,849	$39,575	28
Institutional term debt	—	19,249	19,249	14
Retail debt programs (a)	—	3,965	3,965	3
Total debt (b)	17,726	45,063	62,789	45
Deposits (c)	75,551	193	75,744	55
Total on-balance sheet funding	$93,277	$45,256	$138,533	100
December 31, 2015
Secured financings	$24,790	$25,129	$49,919	36
Institutional term debt	—	20,235	20,235	14
Retail debt programs (a)	—	3,850	3,850	3
Total debt (b)	24,790	49,214	74,004	53
Deposits (c)	66,249	229	66,478	47
Total on-balance sheet funding	$91,039	$49,443	$140,482	100

(a)	Includes $440 million and $397 million of retail term notes at September 30, 2016, and December 31, 2015, respectively.

(b)	Excludes fair value adjustment as described in Note 20 to the Condensed Consolidated Financial Statements.

(c)	Bank deposits include retail, brokered, mortgage escrow, and other deposits. Parent deposits include dealer deposits. Intercompany deposits are not included.
Refer to Note 14 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at September 30, 2016.
Cash Flows
Net cash provided by operating activities was $3.6 billion for the nine months ended September 30, 2016, compared to $4.0 billion for the same period in 2015. The change was primarily a result of a $0.5 billion increase of cash outflows from other assets and a $0.4 billion decrease in loss on extinguishment of debt. This was partially offset by a $0.5 billion gain on sale of subsidiaries in 2015.
Net cash used in investing activities was $2.8 billion for the nine months ended September 30, 2016, compared to $7.0 billion for the same period in 2015. The change was a result of an increase in net cash inflows from purchases, sales, maturities and repayment of available-for-sale securities of $2.4 billion. Also contributing to the change was an increase in proceeds from sales of finance receivables and loans of $2.4 billion and an increase in net cash inflows from operating lease activity of $1.8 billion. This was partially offset by $1.0 billion in proceeds from the sale of a business unit in 2015, purchases of $0.7 billion of held-to maturity securities, an increase of $0.4 billion in net cash used due to the purchase of nonmarketable equity investments, and $0.3 billion due to the acquisition of TradeKing.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Net cash used in financing activities for the nine months ended September 30, 2016, was $2.9 billion, compared to $2.7 billion net cash provided for the same period in 2015. The change in financing activities was primarily due to cash used for the repayment of long-term debt exceeding cash from issuance of long-term debt by $9.5 billion for the nine months ended September 30, 2016. This is compared to cash provided by the issuance of long-term debt exceeding the repayment of long-term debt by $0.4 billion for the same period in 2015. This was partially offset by an increase in deposits of $3.4 billion during the nine months ended September 30, 2016, compared to the same period in 2015, and a $1.3 billion decrease in dividends paid on preferred stock.
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
On April 5, 2016, we submitted the results of our semi-annual stress test and our annual capital plan to the FRB. On June 23, 2016, we publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On June 29, 2016, we received a non-objection to our capital plan from the FRB, including the proposed capital actions contained in our submission. The proposed capital actions include a quarterly cash dividend of $0.08 per share of our common stock, subject to quarterly approval by the Board of Directors, and the ability to repurchase up to $700 million of our common stock from time to time through the second quarter of 2017. In addition, we submitted to the FRB the results of our company-run mid-year stress test conducted under multiple macroeconomic scenarios and disclosed the results of this stress test under the most severe scenario on October 5, 2016, in accordance with regulatory requirements.
On July 18, 2016, the Ally Board of Directors declared a quarterly cash dividend payment of $0.08 per share on all common stock. The dividend was paid on August 15, 2016, to shareholders of record at the close of business on August 1, 2016. On October 18, 2016, the Ally Board of Directors declared a second quarterly cash dividend payment of $0.08 per share on all common stock. Refer to Note 27 to the Condensed Consolidated Financial Statements for further information regarding this common share dividend. Additionally, the Ally Board of Directors authorized a common stock repurchase program of up to $700 million beginning in the third quarter of 2016 and continuing through the second quarter of 2017. During the third quarter of 2016, we repurchased $159 million, or 8,297,653 shares of common stock under this program, which reduced total shares outstanding by approximately 1.7%. We had 475,469,882 shares of common stock outstanding at September 30, 2016.
In September 2016, the FRB proposed a rule that would, among other things, revise the capital plan rule to no longer subject large and noncomplex firms, including Ally, to the provisions of the existing rule whereby the FRB may object to a capital plan on the basis of qualitative deficiencies in the firm’s capital planning process. Under the proposed rule, the qualitative assessment of Ally’s capital plan would be conducted outside of the Comprehensive Capital Analysis and Review (CCAR) process, through the supervisory review process, and Ally’s reporting requirements would be modified to reduce certain reporting burdens related to capital planning and stress testing. The proposed rule would take effect for the 2017 capital planning cycle.
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

Rating agency	Short-term	Senior unsecured debt	Outlook	Date of last action
Fitch	B	BB+	Stable	September 28, 2016 (a)
Moody’s	Not Prime	Ba3	Stable	October 20, 2015 (b)
S&P	B	BB+	Stable	October 12, 2016 (c)
DBRS	R-3	BBB (Low)	Stable	May 2, 2016 (d)

(a)	Fitch affirmed our senior unsecured debt rating of BB+, affirmed our short-term rating of B, and maintained a Stable outlook on September 28, 2016.

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

(c)	Standard & Poor's affirmed our senior unsecured debt rating of BB+, affirmed our short-term rating of B, and changed the outlook from Positive to Stable on October 12, 2016.

(d)	DBRS upgraded our short-term rating to R-3 from R-4, upgraded our senior unsecured debt rating to BBB (Low) from BB (High), and changed the outlook to Stable on all ratings on May 2, 2016.
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

	2016			2015			(Decrease) increase due to
Three months ended September 30, ($ in millions)	Average balance (a)	Interest income/ Interest expense	Yield/rate	Average balance (a)	Interest income/ Interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$2,530	$3	0.47%	$3,667	$2	0.22%	$(1)	$2	$1
Investment securities (b)	17,550	97	2.20	17,745	95	2.12	(1)	3	2
Loans held-for-sale, net	1	—	—	111	2	7.15	(2)	—	(2)
Finance receivables and loans, net (c) (d)	113,294	1,307	4.59	105,604	1,166	4.38	85	56	141
Investment in operating leases, net (e)	13,232	241	7.25	17,519	302	6.84	(74)	13	(61)
Total interest-earning assets	146,607	1,648	4.47	144,646	1,567	4.30	7	74	81
Noninterest-bearing cash and cash equivalents	1,369			1,563
Other assets	9,353			9,665
Allowance for loan losses	(1,103)			(988)
Total assets	$156,226			$154,886
Liabilities
Interest-bearing deposit liabilities	$74,166	$212	1.14%	$62,791	$181	1.14%	$33	$(2)	$31
Short-term borrowings	5,194	14	1.07	6,745	13	0.76	(3)	4	1
Long-term debt (d)	58,425	430	2.93	66,857	410	2.43	(52)	72	20
Total interest-bearing liabilities	137,785	656	1.89	136,393	604	1.76	(22)	74	52
Noninterest-bearing deposit liabilities	97			91
Total funding sources	137,882	656	1.89	136,484	604	1.76
Other liabilities	4,674			3,971
Total liabilities	142,556			140,455
Total equity	13,670			14,431
Total liabilities and equity	$156,226			$154,886
Net financing revenue (f)		$992			$963		$29	$—	$29
Net interest spread (g)			2.58%			2.54%
Net yield on interest-earning assets (h)			2.69%			2.64%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Excludes equity investments with an average balance of $589 million and $1,014 million at September 30, 2016, and 2015, respectively, and related income on equity investments of $4 million and $7 million for the three months ended September 30, 2016, and 2015, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to amortized cost.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Annual Consolidated Financial Statements.

(d)	Includes the effects of derivative financial instruments designated as hedges.

(e)
Includes gains on sale of $62 million and $105 million for the three months ended September 30, 2016, and 2015, respectively. Excluding these gains on sale, the annualized yield would be 5.38% and 4.44% at September 30, 2016, and 2015, respectively.

(f)	Excludes income on equity investments of $4 million and $7 million for the three months ended September 30, 2016, and 2015, respectively.

(g)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(h)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2016			2015			(Decrease) increase due to
Nine months ended September 30, ($ in millions)	Average balance (a)	Interest income/ Interest expense	Yield/rate	Average balance (a)	Interest income/ Interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$2,700	$10	0.49%	$4,025	$6	0.20%	$(2)	$6	$4
Federal funds sold and securities purchased under resale agreements	1	—	—	3	—	—	—	—	—
Investment securities (b)	17,325	289	2.23	16,916	264	2.09	6	19	25
Loans held-for-sale, net	12	—	—	1,177	40	4.54	(40)	—	(40)
Finance receivables and loans, net (c) (d)	112,332	3,807	4.53	102,161	3,358	4.39	334	115	449
Investment in operating leases, net (e)	14,412	767	7.11	18,474	873	6.32	(192)	86	(106)
Total interest-earning assets	146,782	4,873	4.43	142,756	4,541	4.25	106	226	332
Noninterest-bearing cash and cash equivalents	1,515			1,574
Other assets	9,468			9,577
Allowance for loan losses	(1,084)			(970)
Total assets	$156,681			$152,937
Liabilities
Interest-bearing deposit liabilities	$71,286	$608	1.14%	$61,142	$530	1.16%	$88	$(10)	$78
Short-term borrowings	5,445	39	0.96	6,362	36	0.76	(5)	8	3
Long-term debt (d)	61,318	1,308	2.85	66,078	1,258	2.55	(91)	141	50
Total interest-bearing liabilities	138,049	1,955	1.89	133,582	1,824	1.83	(8)	139	131
Noninterest-bearing deposit liabilities	94			82
Total funding sources	138,143	1,955	1.89	133,664	1,824	1.82
Other liabilities	4,873			4,352
Total liabilities	143,016			138,016
Total equity	13,665			14,921
Total liabilities and equity	$156,681			$152,937
Net financing revenue (f)		$2,918			$2,717		$114	$87	$201
Net interest spread (g)			2.54%			2.42%
Net yield on interest-earning assets (h)			2.66%			2.54%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Excludes equity investments with an average balance of $652 million and $967 million at September 30, 2016, and 2015, respectively, and related income on equity investments of $13 million and $19 million for the nine months ended September 30, 2016, and 2015, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to amortized cost. Yields on held-to-maturity debt securities are based on amortized cost.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Annual Consolidated Financial Statements.

(d)	Includes the effects of derivative financial instruments designated as hedges.

(e)
Includes gains on sale of $203 million and $282 million for the nine months ended September 30, 2016, and 2015, respectively. Excluding these gains on sale, the annualized yield would be 5.23% and 4.27% at September 30, 2016, and 2015, respectively.

(f)	Excludes income on equity investments of $13 million and $19 million for the nine months ended September 30, 2016, and 2015, respectively.

(g)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(h)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended September 30, 2016.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended September 30, 2016.

Three months ended September 30, 2016	Total number of shares repurchased (a)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
July 2016	202,242	$17.83	202,242	$696
August 2016	5,184,524	19.09	5,184,524	597
September 2016	2,910,887	19.42	2,910,887	541
Total	8,297,653	19.18	8,297,653

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)	Excludes brokerage commissions.

(c)	On July 19, 2016, we announced a common stock repurchase program of up to $700 million. The program commenced in the third quarter of 2016 and will expire on June 30, 2017.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of November, 2016.

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