Form 10-K
period 2016-12-31
Ally Financial Inc.
filed 2017-02-27
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016 or
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
(Zip Code)
(866) 710-4623
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act (all listed on the New York Stock Exchange):

Title of each class
Common Stock, par value $0.01 per share	8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust I
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
(Do not check if a smaller reporting)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant's common stock (Common Stock) held on June 30, 2016 by non-affiliated entities was approximately $8.3 billion (based on the June 30, 2016 closing price of Common Stock of $17.07 per share as reported on the New York Stock Exchange).
At February 22, 2017, the number of shares outstanding of the Registrant’s common stock was 465,035,069 shares.
Documents incorporated by reference: portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 2, 2017 are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13, and 14 of Part III.

INDEX
Ally Financial Inc. • Form 10-K

Part I
Ally Financial Inc. • Form 10-K

Item 1.    Business
Our Business
Ally Financial Inc. (together with its consolidated subsidiaries unless the context requires otherwise, Ally, the Company, or we, us, or our) is a leading digital financial services company with $163.7 billion in assets as of December 31, 2016, offering diversified financial products for consumers, businesses, automotive dealers and corporate clients. Our legacy dates back to 1919, and Ally was redesigned in 2009 with a distinctive brand and relentless focus on our customers. We reconverted to a Delaware corporation in 2009 and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956 as amended (the BHC Act) and a financial holding company (FHC) under the Gramm-Leach-Bliley Act of 1999 as amended (the GLB Act). Our banking subsidiary, Ally Bank, is an award-winning online bank, and an indirect, wholly-owned subsidiary of Ally Financial Inc., offering a variety of deposit and other banking products, with total assets of $123.5 billion and deposits of $78.9 billion at December 31, 2016.
Dealer Financial Services, which includes our Automotive Finance and Insurance segments, Mortgage Finance, and Corporate Finance, are our primary lines of business. Corporate and Other primarily consists of activity related to centralized corporate treasury activities, the management of our legacy mortgage portfolio, the activity related to our new wealth management portfolio, and reclassifications and eliminations between the reportable operating segments.
Ally Bank contains 75% of Ally’s total assets at December 31, 2016, and is expected to contain a larger portion of our assets going forward. Ally Bank's assets and operating results are divided among our Automotive Finance, Mortgage Finance, and Corporate Finance segments based on its underlying business activities.
Our strategy continues to focus on diversifying the franchise by expanding our automotive and banking product offerings. Within our Automotive Finance operations we are focused on strengthening our network of dealer relationships and on the newer online marketplaces in line with our risk appetite. This includes extending our leading position in automotive finance in the U.S. by continuing to provide automotive dealers and their retail customers with premium service, a comprehensive product suite, consistent funding and competitive pricing, reflecting our commitment to the automotive industry. Within Ally Bank, we seek to broaden and deepen the franchise, by prudently expanding our consumer and commercial banking products, while extending our foundation and providing a high level of customer service.
In addition, we are well positioned as the marketplace continues to evolve and are working to build on our existing foundation of approximately 5.6 million customers, strong brand, innovative culture, and leading digital platform to expand our products and services and to create an integrated customer experience. In September 2016, we launched our first ever enterprise-wide campaign themed "Do It Right." The campaign introduces a broad audience to our full suite of digital financial services and helps crystallize our culture for consumers.
Our use of the term “loans” describes all of the products associated with our direct and indirect lending activities. The specific products include loans, retail installment sales contracts, lines of credit, leases, and other financing products. The term “lend” or “originate” refers to our direct origination of loans or our purchase or acquisition of loans.
For further details and information related to our business segments and the products and services they provide, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 27 to the Consolidated Financial Statements.
Industry and Competition
The markets for automotive financing, insurance, mortgage, and banking are highly competitive. We directly compete in the automotive financing market with banks, credit unions, captive automotive finance companies, and independent finance companies. Our insurance business also faces significant competition from automotive manufacturers, captive automotive finance companies, insurance carriers, third-party administrators, brokers, and other insurance-related companies. Some of these competitors have certain exclusivity privileges with automotive manufacturing companies whose customers and dealers compose a significant portion of our customer base. In addition, our banking and brokerage businesses face intense competition from banks, savings associations, finance companies, credit unions, mutual funds, investment advisers, asset managers, brokerage firms, hedge funds, insurance companies, mortgage-banking companies, and credit card companies. Financial-technology (fintech) companies also have been partnering more often with financial services providers to compete against us in lending and other markets. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures, substantially lower costs of capital, and much less reliance on securitization, unsecured debt, and other capital markets. Our competitors may be subject to different, and in some cases less stringent legislative, regulatory, or supervisory regimes than we are. Competition affects every aspect of our business, including product offerings, rates, pricing and fees, and customer service. Successfully competing in our markets also depends on our ability to innovate, to invest in technology and infrastructure, and to attract, retain, and motivate talented employees, all the while effectively managing expenses. We expect that competition will only intensify in the future.
Regulation and Supervision
We are subject to sweeping regulatory frameworks in the United States—at federal, State, and local levels—that affect the products and services that we may offer and the manner in which we may offer them, the risks that we may take, the ways in which we may operate, and the corporate and financial actions that we may take.

Ally Financial Inc. • Form 10-K

We are also subject to direct supervision and periodic examinations by various government agencies and industry self-regulatory organizations that are charged with overseeing the kinds of business activities in which we engage, including the Board of Governors of the Federal Reserve System (FRB), the Utah Department of Financial Institutions (UDFI), the Federal Deposit Insurance Corporation (FDIC), the Consumer Financial Protection Bureau (CFPB), the Securities and Exchange Commission (SEC), and the Financial Industry Regulatory Authority (FINRA). These agencies and organizations generally have broad authority and discretion in restricting or otherwise affecting our businesses and operations and may take enforcement actions against us when, in the applicable agency’s judgment, our businesses or operations fail to comply with applicable law or comport with safe and sound practices.
This scheme of regulation, supervision, and examination is intended primarily for the protection and benefit of our depositors and other customers, the FDIC’s Deposit Insurance Fund (the DIF), the banking and financial systems as a whole, and the broader economy, not for the protection or benefit of our shareholders or non-deposit creditors.
This section summarizes some relevant provisions of the principal laws that apply to us. The descriptions, however, are not complete and are qualified in their entirety by the full text and judicial or administrative interpretations of those laws and other laws that affect us.
Bank Holding Company and Financial Holding Company Status
Ally and IB Finance Holding Company, LLC (IB Finance) are currently both BHCs under the BHC Act. Ally is also an FHC under the Gramm-Leach-Bliley Act of 1999 (GLB Act). IB Finance is the direct holding company for Ally's FDIC-insured depository institution, Ally Bank. As a BHC, Ally is subject to supervision, examination, and regulation by the FRB. Ally must also comply with regulatory risk-based and leverage capital requirements, as well as various safety and soundness standards imposed by the FRB, and is subject to certain statutory restrictions concerning the types of assets or securities it may own and the activities in which it may engage. On March 21, 2016, Ally Bank, our banking subsidiary, became a member of the Federal Reserve System and is subject to supervision, examination, and regulation by the FRB, through the Federal Reserve Bank of Chicago, and as a Utah chartered bank, by the UDFI.

•
Permitted Activities — The GLB Act amended the BHC Act by providing a regulatory framework applicable to “financial holding companies,” which are bank holding companies that meet certain qualifications and elect FHC status. FHCs are generally permitted to engage in a broader range of financial and related activities than those that are permissible for BHCs, in particular, securities, insurance, and merchant banking activities. The FRB supervises, examines, and regulates FHCs, as it does all BHCs. However, insurance and securities activities conducted by a FHC or its nonbank subsidiaries are also regulated by functional regulators. Our election to become a FHC under the BHC Act was approved by the FRB and became effective on December 20, 2013. Ally's status as a FHC allows us to continue all existing insurance activities, as well as our SmartAuction vehicle remarketing services for third parties. To maintain its status as a FHC, Ally and its bank subsidiary, Ally Bank, must remain “well-capitalized” and “well-managed,” as defined under applicable law. Refer to Note 21 to the Consolidated Financial Statements for additional information. See also “Basel Capital Frameworks” below. Under the BHC Act, Ally generally may not, directly or indirectly, acquire more than 5% of any class of voting shares of any nonaffiliated bank or BHC without first obtaining FRB approval.

•
Dodd-Frank Wall Street Reform and Consumer Protection Act — The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) of 2010 significantly overhauled many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, derivatives, restrictions on an insured bank’s transactions with its affiliates, lending limits, and mortgage-lending practices. A number of provisions in the Dodd-Frank Act have entered into effect while others will become effective at a later date after a rulemaking process is completed. While U.S. regulators have finalized many regulations to implement various provisions of the Dodd-Frank Act, they plan to propose or finalize additional implementing regulations in the future.

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

•
subject derivatives that Ally enters into for hedging, risk management, and other purposes to a comprehensive regulatory regime that requires central clearing and execution on designated markets or execution facilities for certain standardized derivatives and imposes margin, documentation, trade reporting, and other new requirements.

Ally Financial Inc. • Form 10-K

These and other requirements may, either currently or in the future, impact Ally’s business and risk management strategies and/or restrict the revenue that Ally generates from certain businesses.

•
Enhanced Prudential Standards — In January 2015, Ally became subject to the requirements of an FRB rule implementing for large BHCs such as Ally certain enhanced prudential standards under the Dodd-Frank Act. Among other things, the final rule requires Ally to maintain a buffer of unencumbered highly liquid assets to meet projected net cash outflows for 30 days over the range of liquidity stress scenarios used in internal stress tests and to comply with a number of risk management and governance requirements, including liquidity risk management standards. Other enhanced prudential standards for large BHCs under the Dodd-Frank Act include single counterparty credit limits and an early remediation framework. The FRB has either proposed but not yet finalized, or has yet to propose, rules implementing such standards.

•
Liquidity Coverage Ratio Requirements — The FRB and other U.S. federal banking agencies have implemented requirements related to the liquidity coverage ratio (LCR) consistent with international standards developed by the Basel Committee on Banking Supervision (Basel Committee). In short, the LCR rules establish a mandatory ratio of high-quality liquid assets to total net cash outflows over a prospective 30 calendar-day period. LCR rules that apply to Ally are those that apply to depository institution holding companies with $50 billion or more but less than $250 billion in total consolidated assets and less than $10 billion of foreign exposures. The applicable LCR requires depository institution holding companies, including Ally, to calculate their LCR on a monthly basis beginning January 1, 2016, subject to a transition period. In 2017, Ally will be required to maintain an LCR of 100%.

•
Capital Adequacy Requirements — Ally and Ally Bank are subject to various capital adequacy requirements as established under FRB and FDIC regulations. Refer to Note 21 to the Consolidated Financial Statements for additional information. See also “Basel Capital Frameworks” below.

•
Capital Planning and Stress Tests — Pursuant to the Dodd-Frank Act, the FRB has adopted capital planning and stress test requirements for large BHCs, including Ally, which form part of the FRB's Comprehensive Capital Analysis and Review (CCAR) process. Under the FRB's capital plan rule, Ally must submit an annual capital plan to the FRB, taking into account the results of stress tests conducted by Ally based on scenarios prescribed by the FRB. The capital plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution, and any similar action that the FRB determines could have an impact on Ally's consolidated capital. The capital plan must also include a discussion of how Ally will maintain capital above the U.S. Basel III minimum regulatory capital ratios for each period over the nine-quarter planning horizon, and serve as a source of strength to Ally Bank. The FRB will either object to Ally's capital plan, in whole or in part, or provide a notice of non-objection. If the FRB objects to the capital plan, or if certain material events occur after approval of the plan, Ally must submit a revised capital plan within 30 days. In addition, even with an approved capital plan, Ally must seek the approval of the FRB before making a capital distribution if, among other factors, Ally would not meet its regulatory capital requirements after making the proposed capital distribution.

Ally received a non-objection to its 2015 and 2016 capital plans. Ally expects to submit its 2017 capital plan by April 5, 2017, with a response expected from the FRB by June 30, 2017.
The FRB final stress test rule requires Ally to conduct semi-annual (annual and mid-cycle) company-run stress tests under baseline, adverse, and severely adverse economic scenarios over a planning horizon that spans nine quarters. The rule also subjects Ally to an annual supervisory stress test conducted by the FRB. For the 2016 stress testing cycle, Ally submitted the results of its semi-annual stress tests to the FRB in April and October 2016. Ally expects to submit its 2017 company-run stress tests by April 5, 2017, and October 5, 2017.
In addition, the FRB publishes summary results of the supervisory stress tests of each large BHC, including Ally, conducted by the FRB pursuant to the Dodd-Frank Act. The supervisory stress tests are intended to provide supervisors, investors, and others with forward-looking information to help identify downside risk and the potential effect of adverse conditions on capital adequacy.
In January 2017, the FRB finalized a rule amending the capital planning and stress testing rules, effective for the 2017 cycle. The final rule, among other things, revises the capital plan rule to no longer subject large and noncomplex firms, including Ally, to the provisions of the existing rule whereby the FRB may object to a capital plan on the basis of qualitative deficiencies in the firm’s capital planning process. Under the final rule, the qualitative assessment of Ally’s capital plan will be conducted outside of the CCAR process, through the supervisory review process, and Ally’s reporting requirements will be modified to reduce certain reporting burdens related to capital planning and stress testing. The final rule will also decrease the de minimis threshold for the amount of capital that Ally could distribute to shareholders outside of an approved capital plan without seeking prior approval of the FRB.

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

•
Transactions with Affiliates — Certain transactions between Ally Bank and any of its nonbank “affiliates,” including but not limited to Ally, are subject to federal statutory and regulatory restrictions. Pursuant to these restrictions, unless otherwise exempted, “covered transactions” including Ally Bank's extensions of credit to and asset purchases from its nonbank affiliates, generally (1) are limited to 10% of Ally Bank's capital stock and surplus with respect to transactions with any individual affiliate, with an aggregate limit of 20% of Ally Bank's capital stock and surplus for all affiliates and all such transactions; (2) certain credit transactions are subject to stringent collateralization requirements; (3) asset purchases by Ally Bank may not involve the purchase of any asset deemed to be a “low quality asset” under federal banking guidelines; and (4) must be conducted in accordance with safe-and-sound banking practices (collectively, the Affiliate Transaction Restrictions). In addition, transactions between Ally Bank and a nonbank affiliate must be on market terms and conditions.

Furthermore, there is an “attribution rule” that provides that a transaction between Ally Bank and a third party must be treated as a transaction between Ally Bank and a nonbank affiliate to the extent that the proceeds of the transaction are used for the benefit of or transferred to the nonbank affiliate. For example, because Ally controls Ally Bank, Ally is an affiliate of Ally Bank for purposes of the Affiliate Transaction Restrictions. Thus, retail financing transactions by Ally Bank involving vehicles for which Ally provided floorplan financing are subject to the Affiliate Transaction Restrictions, because the proceeds of the retail financings are deemed to benefit, and are ultimately transferred to, Ally.
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

•
Source of Strength — Pursuant to the Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, FRB policy and regulations, and commitments made to the FRB in connection with Ally Bank's application for membership in the Federal Reserve System, as described in Note 21 to the Consolidated Financial Statements, Ally is required to act as a source of financial and managerial strength to Ally Bank and is required to commit necessary capital and liquidity to support Ally Bank. This support may be required at inopportune times for Ally.

•
Single Point of Entry Resolution Authority — Under the Dodd-Frank Act, certain financial institutions, including a BHC such as Ally where a determination is made that the BHC’s failure would have serious adverse effects on the financial stability of the United States, are eligible to be subjected to a new FDIC-administered resolution regime called orderly liquidation authority, an alternative to bankruptcy. The FDIC’s orderly liquidation authority became effective in July 2010, with implementing regulations adopted thereafter in stages, with some rulemakings still to come. If Ally were to become insolvent and be placed into receivership under the orderly liquidation authority, the FDIC would be appointed as receiver, giving the FDIC considerable rights and powers that it must exercise with the goal of liquidating and winding up Ally, including the ability to assign assets and liabilities without the need for creditor consent or prior court review and the ability of the FDIC to differentiate and determine priority among creditors. In December 2013, the FDIC released its proposed Single Point of Entry strategy for resolution of a systemically important financial institution under the orderly liquidation authority. The FDIC’s release outlines how it would use its powers under the orderly liquidation authority to resolve a systemically important financial institution by placing its top-tier U.S. holding company in receivership and keeping its operating subsidiaries open and out of insolvency proceedings by transferring the operating subsidiaries to a new bridge holding company, recapitalizing the operating subsidiaries, and imposing losses on the shareholders and creditors of the holding company in receivership according to their statutory order of priority.

•
Enforcement Authority — The FRB, FDIC, and UDFI have broad authority to issue orders to banks and BHCs (in the case of the FRB and FDIC) to cease and desist from unsafe or unsound banking practices and from violations of laws, rules, regulations, or conditions imposed in writing by the banking agencies. The FRB, FDIC, and UDFI also are empowered to require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct increases in capital; limit dividends and distributions; restrict growth; assess civil money penalties against institutions or individuals who violate any laws, regulations, orders, or written agreements with the banking agencies; order termination of certain activities of BHCs or their subsidiaries (in the case of the FRB and FDIC); remove officers and directors; order divestiture of ownership or control of a nonbank subsidiary by a BHC (in the case of the FRB); terminate deposit insurance (in the case of the FDIC); and/or place a bank into receivership (in the case of the FDIC and UDFI).

In addition, the CFPB has broad authority to enforce consumer protection laws involving financial products and services. The CFPB has exercised this authority through public enforcement actions, lawsuits and consent orders and through non-public enforcement actions against financial institutions. In bringing such enforcement actions, the CFPB has generally sought remediation of actual damages alleged to have been suffered by consumers and civil money penalties.

Ally Financial Inc. • Form 10-K

Basel Capital Frameworks
Until January 1, 2015, the U.S. risk-based and leverage capital standards applicable to Ally and Ally Bank were based on the Basel Committee's Basel I capital accord (Basel I).
In December 2010, the Basel Committee reached an agreement on the Basel III capital framework, which was designed to increase the quality and quantity of regulatory capital by introducing new risk-based and leverage capital standards. In July 2013, the U.S. banking regulators finalized rules implementing the Basel III capital framework and related Dodd-Frank Act provisions (U.S. Basel III). U.S. Basel III represents a substantial revision to the regulatory capital standards for U.S. banking organizations. Ally became subject to U.S. Basel III on January 1, 2015. Certain aspects of U.S. Basel III, including capital buffers and certain regulatory capital deductions, will be phased in over several years.
U.S. Basel III subjects Ally to a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum Total risk-based capital ratio of 8%. In addition to these minimum requirements, Ally will also be subject to a Common Equity Tier 1 capital conservation buffer of more than 2.5%, subject to a phase-in from January 1, 2016, through December 31, 2018. Failure to maintain the full amount of the buffer will result in restrictions on Ally’s ability to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. In addition to these new risk-based capital standards, U.S. Basel III subjects all U.S. banking organizations, including Ally, to a minimum Tier 1 leverage ratio of 4%, the denominator of which takes into account only on-balance sheet assets.
U.S. Basel III also revised the eligibility criteria for regulatory capital instruments and provides for the phase-out of instruments that had previously been recognized as capital but that do not satisfy these criteria. Subject to certain exceptions (e.g., for certain debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other “hybrid” securities are no longer included in a BHC’s Tier 1 capital as of January 1, 2016. Also, subject to a phase-in schedule, certain items are deducted from Common Equity Tier 1 capital that had not previously been deducted from regulatory capital, and certain other deductions from regulatory capital have been modified. Among other things, U.S. Basel III requires certain deferred tax assets (DTAs) that exceed specified individual and aggregate thresholds to be deducted from Common Equity Tier 1 capital. U.S. Basel III also revised the U.S. Basel I-based standardized approach for calculating risk-weighted assets by, among other things, modifying certain risk weights and the methods for calculating risk-weighted assets for certain types of assets and exposures. Ally is subject to the U.S. Basel III standardized approach for counterparty credit risk. It is not subject to the U.S. Basel III advanced approaches for counterparty credit risk. Ally is currently not subject to the U.S. market risk capital rule, which applies only to banking organizations with significant trading assets and liabilities. At December 31, 2016, Ally was in compliance with its regulatory capital requirements. For an additional discussion of capital adequacy requirements, refer to Note 21 to the Consolidated Financial Statements.
Depository Institutions
Ally Bank's deposits are insured by the FDIC, under applicable rules, and Ally Bank is required to file periodic reports with the FDIC concerning its financial condition. Total assets of Ally Bank were $123.5 billion and $111.3 billion at December 31, 2016, and 2015, respectively. As a state member bank chartered by the State of Utah, Ally Bank is subject to various regulatory capital adequacy requirements administered by state and federal banking agencies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions ("well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. Depending on the category in which an institution is classified, FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions.
Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on Ally Bank's results of operations and financial condition. FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a cash dividend or paying any management fee to its holding company, if the depository institution would become undercapitalized after such payment. Undercapitalized institutions are also subject to growth limitations and are required by the appropriate federal banking agency to submit a capital restoration plan. If any depository institution subsidiary of a BHC is required to submit a capital restoration plan, the BHC would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan. In addition, under FDICIA, only well-capitalized and adequately capitalized institutions may accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. In addition, in connection with Ally Bank's application for membership in the Federal Reserve System, Ally Bank made commitments to the FRB relating to capital, liquidity, and business plan requirements that are consistent with earlier commitments made pursuant to the Capital and Liquidity Maintenance Agreement (CLMA) that was entered into with the FDIC, including a requirement to maintain a Tier 1 leverage ratio of at least 15%. We continue to have ongoing dialogue with our regulators for a more normalized level of capital maintenance.
At December 31, 2016, Ally Bank was in compliance with its regulatory capital requirements. For an additional discussion of capital adequacy requirements, refer to Note 21 to the Consolidated Financial Statements.

Ally Financial Inc. • Form 10-K

Deposit Insurance Assessments
Ally Bank, as an insured depository institution, is a member of the Deposit Insurance Fund (DIF) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of insured depository institutions up to prescribed limits for each depositor. To maintain the DIF, member institutions may be assessed an insurance premium, and the FDIC may take action to increase insurance premiums if the fund is not funded to its regulatory mandated Designated Reserve Ratio (DRR). Currently, the FDIC is mandated to achieve a DRR of 1.35% by September 30, 2020, and has established a target DRR of 2.0%. Under current law, the FDIC assesses premiums on the bases of consolidated assets minus average tangible equity. To achieve the mandated DRR, the FDIC implemented a new rule in 2016 imposing a surcharge on all insured depository institutions with assets of $10 billion or more of 4.5 basis points in addition to the regular assessment; under the new rule, the surcharge would cease once the DIF achieved the 1.35% DRR or on December 31, 2018, whichever comes first—though the FDIC indicated it will impose a shortfall assessment in 2019 if the DIF has not achieved 1.35% DRR. Some of the surcharge is offset by reductions in the regular assessment calculations.
Consumer Financial Laws
The CFPB has issued various rules to implement consumer financial protection provisions of the Dodd-Frank Act and related requirements. Many of these rules impose new requirements on Ally and its business operations. In addition, as an insured depository institution with total assets of more than $10 billion, Ally Bank is subject to the rule-making, examination, and enforcement authority of the CFPB with respect to its compliance with federal consumer financial protection laws and regulations.

•
Mortgage Operations — Our mortgage business is subject to extensive federal, state, and local laws, in addition to judicial and administrative decisions that impose requirements and restrictions on this business. The mortgage business is also subject to examination by the Federal Housing Commissioner to assure compliance with Federal Housing Administration regulations, policies, and procedures. The federal, state, and local laws to which our mortgage business is subject, among other things, impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged; regulate the use of credit reports and the reporting of credit information; impose underwriting requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices, including the assessment, collection, foreclosure, claims handling, and investment and interest payments on escrow accounts.

The future of the Fannie Mae, the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (Ginnie Mae) (collectively, the Government-sponsored Enterprises, or GSEs) and the role of government agencies in the U.S. mortgage markets remain uncertain.

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

Asset-backed Securitizations
Section 941 of the Dodd-Frank Act requires securitizers of different types of asset-backed securitizations, including transactions backed by residential mortgages, commercial mortgages, and commercial, credit card, and automotive loans, to retain no less than 5% of the credit risk of the assets being securitized, with an exemption for securitizations that are wholly composed of “qualified residential mortgages” (QRMs). Federal regulators issued final rules implementing this Dodd-Frank Act requirement in October 2014. The final rules aligned the definition of QRMs with the CFPB’s definition of “Qualified Mortgage” and also included an exemption for the GSEs’ mortgage-backed securities (MBS). The regulations took effect on February 23, 2015. Compliance was required with respect to new securitization transactions backed by residential mortgages beginning December 24, 2015, and with respect to new securitization transactions backed by other types of assets beginning December 24, 2016. Ally Bank has complied with the FDIC’s Safe Harbor Rule requiring it to retain five percent risk retention in retail automotive loan and lease securitizations. Ally has begun to comply with the new risk retention rules for automotive asset-backed securitizations, which became effective on December 24, 2016.
Insurance Companies
Certain of our Insurance operations are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions under applicable state and foreign insurance laws, and the rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under various state and foreign insurance regulations, dividend distributions may be made only from statutory unassigned surplus with approvals required from the regulatory authorities for dividends in excess of certain statutory limitations. Our insurance operations are also subject to applicable state laws generally governing insurance companies, as well as laws and regulations for products that are not regulated as insurance, such as vehicle service contracts (VSCs) and guaranteed asset protection (GAP) waivers.
Investments in Ally
Because Ally Bank is a FDIC-insured bank and Ally and IB Finance are BHCs, acquisitions of our voting stock above certain thresholds may be subject to regulatory approval or notice under federal or state law. Investors are responsible for ensuring that they do not, directly or

Ally Financial Inc. • Form 10-K

indirectly, acquire shares of our stock in excess of the amount that may be acquired without regulatory approval under the Change in Bank Control Act, the BHC Act, and Utah state law.
TradeKing Subsidiaries
As discussed below, we acquired 100% of the equity of TradeKing Group, Inc. on June 1, 2016. As a result of the acquisition, TradeKing Securities, LLC (TradeKing Securities), TradeKing Forex, LLC (TradeKing Forex), MB Trading Futures LLC (MB Trading), TradeKing Advisors, and TKconnect LLC are now indirect wholly-owned subsidiaries of Ally.
TradeKing Securities is registered as a securities broker-dealer with the SEC and in all 50 states, the District of Columbia, and Puerto Rico, is registered with the Municipal Securities Rulemaking Board as a municipal securities broker-dealer, and is a member of the Financial Industry Regulatory Authority (FINRA), Securities Investor Protection Corporation (SIPC) and various other self-regulatory organizations (SROs), including BATS BYX Exchange, BATS BZX Exchange, NYSE Arca, and Nasdaq Stock Market. As a result, TradeKing Securities and its personnel are subject to extensive regulatory requirements under the Exchange Act, SEC regulations and SRO rules covering all aspects of the firm’s securities activities, including, for example, sales and trading practices, capital adequacy, recordkeeping, privacy, anti-money laundering, financial and other reporting, supervision, misuse of material nonpublic information, conducting its business in accordance with just and equitable principles of trade, and personnel qualifications. The firm operates as an introducing broker and clears all transactions, including all customer transactions, through a third-party clearing broker-dealer on a fully disclosed basis.
TradeKing Forex and MB Trading are each registered with the U.S. Commodity Futures Trading Commission (CFTC) as introducing brokers and are members of the National Futures Association (NFA), which is the primary SRO for the U.S. futures industry. Both firms are subject to regulatory requirements governing introducing brokers and their personnel under the Commodity Exchange Act and CFTC and NFA rules. In addition, TradeKing Forex (but not MB Trading) is also subject to CFTC retail forex rules.
A subsidiary of TradeKing is also registered as an investment adviser with the SEC. As a result, such subsidiary is subject to regulatory requirements governing investment advisers and their personnel under the Investment Advisers Act of 1940, and the rules and regulations promulgated thereunder, including certain fiduciary and other obligations with respect to its relationships with its investment advisory clients.
Regulators conduct periodic examinations of TradeKing Securities, TradeKing Forex, MB Trading, and TradeKing Advisors, and regularly review reports that the firms are required to submit on an ongoing basis. Violations of relevant regulatory requirements could result in adverse consequences for the firms and their personnel, including censure, penalties and fines, the issuance of cease-and-desist orders, and restriction, suspension or expulsion from the securities industry and other adverse consequences.
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

•
Volcker Rule — Under the Dodd-Frank Act and implementing regulations of the CFTC, FDIC, FRB, Office of the Comptroller of the Currency and the SEC (the Volcker Rule), insured depository institutions and their affiliates are prohibited from (1) engaging in “proprietary trading” and (2) investing in or sponsoring certain types of funds (covered funds) subject to certain limited exceptions. The final rules contain exemptions for market-making, hedging, underwriting, trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds to be retained. They also permit the offering and sponsoring of funds under certain conditions. Under orders of the FRB, the conformance period for requirements related to certain covered funds activities has been extended to July 21, 2017. The Volcker Rule imposes significant compliance and reporting obligations on banking entities. The impact of the Volcker Rule will not be material to Ally’s business operations.

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

•
Truth in Lending Act — The Truth in Lending Act (TILA), as amended, and Regulation Z, which implements TILA, requires lenders to provide borrowers with uniform, understandable information concerning terms and conditions in certain credit transactions. These rules apply to Ally and its subsidiaries in transactions in which they extend credit to consumers and require, in the case of certain mortgage and automotive financing transactions, conspicuous disclosure of the finance charge and annual percentage rate, if any. In addition, if an advertisement for credit states specific credit terms, Regulation Z requires that such advertisement state only those terms that actually are or will be arranged or offered by the creditor. The CFPB has issued substantial

Ally Financial Inc. • Form 10-K

amendments to the mortgage requirements under Regulation Z, and additional changes are likely in the future. Amendments to Regulation Z and Regulation X, which implements the Real Estate Settlement Procedures Act, require integrated mortgage loan disclosures to be provided for applications received on or after October 3, 2015. Failure to comply with TILA can result in liability for damages as well as criminal and civil penalties.

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

•
USA PATRIOT Act/Anti-Money-Laundering Requirements — In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (USA PATRIOT Act) was signed into law. Title III of the USA PATRIOT Act amends the Bank Secrecy Act and contains provisions designed to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the USA PATRIOT Act, requires banks, certain other financial institutions, and, in certain cases, BHCs to undertake activities including maintaining an anti-money-laundering program, verifying the identity of clients, monitoring for and reporting on suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to certain requests for information by regulatory authorities and law enforcement agencies. We have implemented internal practices, procedures, and controls designed to comply with these anti-money-laundering requirements.

•
Community Reinvestment Act — Under the Community Reinvestment Act (CRA), a bank has a continuing and affirmative obligation, consistent with the safe-and-sound operation of the institution, to help meet the credit needs of its entire community, including low- and moderate-income persons and neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions. However, institutions are rated on their performance in meeting the needs of their communities. Ally Bank filed its three-year CRA Strategic Plan with the FRB in October 2016 and received approval in November 2016. In addition, Ally Bank received a “Satisfactory” rating in its most recent CRA performance evaluation. Failure by Ally Bank to maintain a "Satisfactory" or better rating under the CRA may adversely affect Ally Bank's ability to make acquisitions and engage in new activities, and in the event of such a rating, the FRB must prohibit Ally and its subsidiaries from engaging in any additional activities other than those permissible for BHCs that are not FHCs.

Employees
We had approximately 7,600 and 7,100 employees at December 31, 2016, and 2015, respectively.
Additional Information
The results of operations for each of our reportable operating segments and the products and services offered are contained in the individual business operations sections of MD&A. Financial information related to reportable operating segments and geographic areas is provided in Note 27 to the Consolidated Financial Statements.
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K (and amendments to these reports) are available on our internet website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports are available at www.ally.com/about/investor/sec-filings/. These reports can also be found on the SEC website at www.sec.gov.
Item 1A.    Risk Factors
We face many risks and uncertainties, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in Ally. We believe that the most significant of these risks and uncertainties are described in this section, although we may be adversely affected by other risks or uncertainties that are not presently known to us, that we have failed to appreciate, or that we currently consider immaterial. These risk factors should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements. This Annual Report on Form 10-K is qualified in its entirety by these risk factors.

Ally Financial Inc. • Form 10-K

Risks Related to Regulation
The regulatory and supervisory environment in which we operate could have an adverse effect on our business, financial condition, results of operations, and prospects.
We are subject to extensive regulatory frameworks and to direct supervision and periodic examinations by various government agencies that are charged with overseeing the kinds of business activities in which we engage. These regulatory and supervisory frameworks are designed to protect public or private interests—such as macroeconomic policy objectives, financial-market stability and liquidity, and the confidence and security of depositors—that may not always be aligned with those of our shareholders or non-deposit creditors. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. In the last decade, moreover, government scrutiny of the financial services industry has intensified, fundamental changes have been made to the banking, securities, and other laws that govern financial services, and a multitude of related business practices have been altered. As a result, we expect to continue devoting substantial time and resources to risk management, compliance, regulatory-change management, and cybersecurity and other technology initiatives, each of which may adversely affect our ability to operate profitably or to pursue advantageous business opportunities.
Ally currently operates as an FHC, which permits us to engage in a number of financial activities—including securities, insurance, and merchant-banking activities—beyond the business of banking. To maintain our status as an FHC, Ally Bank must remain “well-capitalized” and “well-managed” as defined under applicable law. If we fail to maintain our status as an FHC, we may be restricted from engaging in the broader range of financial activities permitted for FHCs and may be required to discontinue these activities or even divest Ally Bank. In addition, if we fail to achieve specified ratings under the Community Reinvestment Act, our ability to expand these financial activities could be restricted.
In connection with their continuous supervision and examinations, the FRB, the UDFI, the CFPB, the SEC, FINRA, or other regulatory agencies may require changes in our business or operations. Such a requirement may be judicially enforceable or impractical for us to contest, and if we are unable to implement or maintain the requirement in a timely and effective manner, we could become subject to formal or informal supervisory actions, including memoranda of understanding, written agreements, cease-and-desist orders, and prompt-corrective-action or safety-and-soundness directives. Supervisory actions could entail significant restrictions on our existing business, our ability to develop new business, our flexibility in conducting operations, and our ability to pay dividends or utilize capital. Supervisory actions also may result in the imposition of civil monetary penalties, the enforcement of supervisory requirements through injunctions or other administrative or judicial orders, related litigation by private plaintiffs, damage to our reputation, and a loss of investor confidence. We could be required as well to dispose of specified assets and liabilities within a prescribed period. As a result, any supervisory action could have an adverse effect on our business, financial condition, results of operations, and prospects.
Our regulatory environment is not static. No assurance can be given that applicable statutes, regulations, or other laws will not be amended or construed differently, that new laws will not be adopted, or that any of these laws will not be enforced more aggressively. Changes in the regulatory environment could adversely affect us in substantial and unpredictable ways, including by limiting the types of financial services and products we may offer, increasing the ability of others to offer more competitive financial services and products, restricting our ability to make acquisitions or pursue other profitable opportunities, and negatively impacting our franchise and results of operations. Further, noncompliance with applicable laws could result in the suspension or revocation of licenses or registrations that we need to operate and in the initiation of supervisory actions or private litigation.
Our ability to execute our business strategy for Ally Bank may be adversely affected by regulatory constraints.
A primary component of our business strategy is the growth of Ally Bank. This planned growth includes shifting more of our automotive lending from Ally to Ally Bank, amassing a higher level of retail deposits, expanding our commercial lending, and introducing additional consumer products such as residential mortgage loans and credit cards. If our banking supervisors raise concerns about any aspect of our business strategy for Ally Bank or the way in which we implement it—including any associated affiliate transactions that are governed and constrained by Sections 23A and 23B of the Federal Reserve Act—we may be obliged to limit or even reverse the growth of Ally Bank or otherwise alter our strategy, which could have an adverse effect our business, financial condition, results of operations, or prospects. We also may be adversely affected if our regulatory normalization of Ally Bank does not advance as expected, including a near-term release or reduction of the individual minimum Tier 1 leverage ratio for Ally Bank that had been set at 15% in connection with the acceptance of our membership in the Federal Reserve System. Refer to the section titled Liquidity Management, Funding, and Regulatory Capital in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 to the Consolidated Financial Statements. In addition, if we are compelled to retain or shift any of our business activities in or to nonbank affiliates, our funding costs for those activities—such as unsecured funding in the capital markets—could be more expensive than our cost of funds at Ally Bank.
We are subject to stress tests, capital and liquidity planning, and other enhanced prudential standards, which impose significant restrictions and costly requirements on our business and operations.
We are subject to the enhanced prudential standards that have been established by the FRB for BHCs with total consolidated assets of $50 billion or more, including capital planning requirements for large and noncomplex BHCs with total consolidated assets between $50 billion and $250 billion and total nonbank assets of less than $75 billion. As part of these enhanced prudential standards, Ally is subject to supervisory and company-run stress tests and must submit a proposed capital plan to the FRB annually. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. The proposed capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or

Ally Financial Inc. • Form 10-K

equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on Ally’s capital. The proposed capital plan must also include a discussion of how Ally, under expected and stressful conditions, will maintain capital commensurate with its risks and above the minimum regulatory capital ratios and serve as a source of strength to Ally Bank. The FRB will either object to the proposed capital plan, in whole or in part, or provide notice of non-objection to Ally. The failure to receive a notice of non-objection from the FRB may prohibit us from paying dividends, repurchasing our common stock, or making other capital distributions, may compel us to issue capital instruments that could be dilutive to shareholders, may prevent us from maintaining or expanding lending or other business activities, and may damage our reputation and result in a loss of investor confidence.
We may be required to raise capital as well if we fail to satisfy our minimum capital ratios or other applicable supervisory requirements, whether due to inadequate operating results that erode capital, future growth that outpaces the accumulation of capital through earnings, changes in regulatory capital standards, or otherwise. In addition, we may elect to raise capital for strategic reasons even when not required to do so. Our ability to raise capital on favorable terms or at all will depend on general economic and market conditions, which are outside of our control, and on our operating and financial performance. Accordingly, we cannot be assured of being able to raise capital when needed or on favorable terms. An inability to raise capital when needed and on favorable terms could damage the performance and value of our business, prompt supervisory actions, and harm our reputation, and if the condition were to persist for any appreciable period of time, our viability as a going concern could be threatened. Further, if we are able to raise capital and do so by issuing common stock or convertible securities, the ownership interest of our existing shareholders could be diluted, and the market price of our common stock could decline.
The enhanced prudential standards also require Ally to conduct liquidity stress tests and maintain a sufficient quantity of highly liquid assets to survive a projected 30-day liquidity stress event, to adopt a contingency funding plan that would address liquidity needs during various stress events, and to implement specified liquidity risk management and corporate governance measures, including requirements, duties, and qualifications for Ally’s risk committee and chief risk officer. These enhanced liquidity standards, together with a quantitative minimum liquidity coverage ratio that we must satisfy as a complement to these standards, could constrain our ability to originate or invest in longer-term or less liquid assets or to take advantage of other profitable opportunities and, therefore, may adversely affect our business, results of operations, and prospects.
Additionally, the FRB has proposed rules to implement other enhanced prudential standards mandated by Sections 165 and 166 of the Dodd-Frank Act and related capital and liquidity requirements, including single-counterparty credit limits, an early remediation framework, and a quantitative minimum net stable funding ratio. Once adopted and implemented, these rules also could adversely affect our business, results of operations, financial condition, and prospects.
Our ability to rely on deposits as a part of our funding strategy may be limited.
Ally Bank is a key part of our funding strategy, and we place great reliance on deposits at Ally Bank as a source of funding. Competition for deposits and deposit customers, however, is fierce and has only intensified with the implementation of enhanced capital and liquidity requirements in the last decade. Ally Bank does not have a retail branch network but, instead, obtains its deposits through online and other direct banking as well as through deposit brokers. Brokered deposits may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher returns. Brokered deposits totaled $12.2 billion at December 31, 2016, which represented 15% of Ally Bank’s total deposits. In addition, our ability to maintain or grow direct banking deposits may be constrained by our lack of in-person banking services, changes in consumer trends, or any loss of confidence in our brand or franchise. Our level of deposits also could be adversely affected by regulatory or supervisory restrictions, including any applicable prior approval requirements or limits on our offered rates or brokered deposit growth. Perceptions of our financial strength, rates or returns offered by other financial institutions or third parties, and other competitive factors beyond our control, including returns on alternative investments, will also impact the size of our deposit base.
The full impact of the Dodd-Frank Act and other financial-reform laws and policies on us remains unclear and unpredictable but could have a further adverse effect on our business, results of operations, financial condition, or prospects.
The Dodd-Frank Act, which became law in July 2010, and other financial-reform laws and policies have substantially changed the legal and supervisory frameworks under which we operate and have adversely affected our business, results of operations, and financial condition. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. While much in the Dodd-Frank Act has been implemented, some meaningful provisions remain subject to further rulemaking, transition periods, and the discretion of various regulatory agencies. Even provisions that have been implemented are or may become the subject of interpretive disputes, litigation, or proposed legislative amendments. For example, the CFPB—which was created by the Dodd-Frank Act—has aggressively enforced its positions on a wide range of consumer protection laws that affect our business, including in the context of indirect automotive lending. Some of these positions or their application in particular cases, however, have been contested by affected companies, as has the constitutionality of the structure of the CFPB itself. The outcomes of these matters and their impact on both the meaning of consumer protection laws and the enforcement posture of the CFPB remain unclear and unpredictable but could adversely affect us. Similarly, the full impact of the Dodd-Frank Act and financial-reform laws and policies as whole on us cannot be predicted with any certainty and may not be known for a number of years, but individually or collectively, they may have a further adverse effect on our business, results of operations, financial condition, or prospects. In addition, these laws and policies may impact us differently than other financial institutions due to a number of factors, such as differences in activities, size, risk profile, complexity, or regulatory or supervisory status.

Ally Financial Inc. • Form 10-K

Requirements under the U.S. Basel III rules to increase the quality and quantity of regulatory capital and future revisions to the Basel III framework may adversely affect our business and financial results.
In December 2010, the Basel Committee on Banking Supervision reached an agreement on the global Basel III capital framework, which was designed to increase the quality and quantity of regulatory capital by introducing new risk-based and leverage capital standards. In July 2013, the U.S. banking agencies finalized rules implementing the Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act. The U.S. Basel III rules represent substantial revisions to the previously effective regulatory capital standards for U.S. banking organizations.
Ally and Ally Bank became subject to the U.S. Basel III rules on January 1, 2015, although a number of them—including new capital buffers and regulatory capital deductions—are being phased in over several years. The U.S. Basel III rules subject Ally and Ally Bank to higher minimum risk-based capital ratios and a capital conservation buffer above these minimum ratios. Failure to maintain the full amount of the buffer would result in restrictions on our ability to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. The U.S. Basel III rules also will, over time, impose more stringent deductions for specified DTAs and other assets and limit our ability to meet its regulatory capital requirements through the use of trust preferred securities or other hybrid securities.
If Ally or Ally Bank were to fail to satisfy its regulatory capital requirements, significant regulatory sanctions could result, such as a bar on acquisitions or new activities, a loss of our status as an FHC, informal or formal supervisory actions, or even resolution or receivership. Any of these sanctions could have an adverse effect on our business, results of operations, financial condition, or prospects.
The Basel Committee, moreover, continues to consider revisions to the global Basel III capital framework, many of which would heighten regulatory capital standards even more. No assurance can be provided that these revisions—if adopted in the United States—would not further impact our business, results of operations, financial condition, or prospects in an adverse way.
Our business and financial results could be adversely affected by the political environment and governmental fiscal and monetary policies.
A fractious or volatile political environment in the United States, including any related social unrest, could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor, and regulatory sentiments, any one or more of which in turn could cause our business and financial results to suffer. In addition, disruptions in the foreign relations of the United States could adversely affect the automotive and other industries on which our business depends and our tax positions and other dealings in foreign countries.
Our business and financial results are also significantly affected by the fiscal and monetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States in pursuit of maximum employment, stable prices, and moderate long-term interest rates. The FRB and its policies influence the availability and demand for loans and deposits, the rates and other terms for loans and deposits, the conditions in equity, fixed-income, currency, and other markets, and the value of securities and other financial instruments. These actions and policies, therefore, could adversely affect every facet of our business and operations—for example, the new and used vehicle financing market, the cost of our deposits and other interest-bearing liabilities, and the yield on our earning assets. Tax and other fiscal policies, moreover, impact not only general economic conditions but also give rise to incentives or disincentives that affect how we and our customers prioritize objectives, deploy resources, and run households or operate businesses. Both the timing and the nature of any changes in monetary or fiscal policies are beyond our control and difficult to predict and could adversely affect our business and financial results.
If our ability to receive distributions from subsidiaries is restricted, we may not be able to satisfy our obligations to counterparties or creditors, make dividend payments to shareholders, or repurchase our common stock.
Ally is a legal entity separate and distinct from its bank and nonbank subsidiaries and, in part, depends on dividend payments and other distributions from those subsidiaries to fund its obligations to counterparties and creditors, its dividend payments to shareholders, and its repurchases of common stock. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. Regulatory or other legal restrictions, deterioration in a subsidiary’s performance, or investments in a subsidiary’s own growth may limit the ability of the subsidiary to transfer funds freely to Ally. In particular, many of Ally’s subsidiaries are subject to laws that authorize their supervisory agencies to block or reduce the flow of funds to Ally. In addition, if any subsidiary were unable to remain viable as a going concern, Ally’s right to participate in a distribution of assets would be subject to the prior claims of the subsidiary’s creditors (including, in the case of Ally Bank, its depositors and the FDIC).
Risks Related to Our Business
Weak or deteriorating economic conditions, failures in underwriting, changes in underwriting standards, financial or systemic shocks, or growth in our nonprime financing business could increase our credit risk, which could adversely affect our business and financial results.
Our business is centered around lending and banking, and a significant percentage of our assets are composed of loans, leases, and securities. As a result, credit risk is among our most pronounced risks.

Ally Financial Inc. • Form 10-K

Our business and financial results depend significantly on household, business, economic, and market conditions. When those conditions are weak or deteriorating, we could simultaneously experience reduced demand for credit and increased delinquencies or defaults, including in the loans that we have securitized and in which we retain a residual interest. These kinds of conditions also could dampen the demand for products and services in our insurance, banking, brokerage, and other businesses. Increased delinquencies or defaults could result as well from us failing to appropriately underwrite loans that we originate or purchase or from us adopting—for strategic, competitive, or other reasons—more liberal underwriting standards. If delinquencies or defaults on our loans increase, their value and the income derived from them could be adversely affected, and we could incur increased administrative and other costs in seeking a recovery on claims and any collateral. If unfavorable conditions are negatively affecting used vehicle or other collateral values at the same time, the amount and timing of recoveries could suffer as well. Weak or deteriorating economic conditions also may negatively impact the market value and liquidity of our investment securities, and we may be required to record additional impairment charges that negatively impact earnings if investment securities suffer a decline in value that is considered other-than-temporary. There can be no assurance that our monitoring of our credit risk and our efforts to mitigate credit risk through risk-based pricing, appropriate underwriting and investment policies, loss-mitigation strategies, and diversification are, or will be, sufficient to prevent an adverse impact to our business and financial results. A financial or systemic shock and a failure of a significant counterparty or a significant group of counterparties could negatively impact us as well, possibly to a severe degree, due to our role as a financial intermediary and the interconnectedness of the financial system.
Our exposure to nonprime consumer automotive financings has increased and we have seen some deterioration in nonprime credit tiers compared to prime credit tiers. We define nonprime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of less than 620. In addition, we have increased our used vehicle financing. Customers that finance used vehicles tend to have lower FICO® Scores as compared to new vehicle customers, and defaults resulting from vehicle breakdowns are more likely to occur with used vehicles as compared to new vehicles that are financed. The carrying value of our Automotive Finance operations nonprime consumer automotive loans before allowance for loan losses was $9.1 billion, or approximately 13.8% of our total consumer automotive loans, at December 31, 2016, as compared to $9.0 billion, or approximately 14.0% of our total consumer automotive loans, at December 31, 2015. At December 31, 2016, and 2015, $211 million and $161 million, respectively, of nonprime consumer automotive loans were considered nonperforming as they had been placed on nonaccrual status in accordance with our accounting policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements for additional information. If our exposure to nonprime consumer automotive financing loans continues to increase over time, our credit risk will increase to a possibly significant degree. As part of the underwriting process, we rely heavily upon information supplied by third parties. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected before completing the transaction, we may experience increased credit risk from having engaged in the transaction.
We have dealer-centric automotive finance and insurance businesses, and a change in the key role of dealers within the automotive industry or our ability to maintain or build relationships with them could have an adverse effect on our business, results of operations, financial condition, or prospects.
Our Dealer Financial Services business, which includes our Automotive Finance and Insurance segments, depends on the continuation of the key role of dealers within the automotive industry, the maintenance of our existing relationships with dealers, and our creation of new relationships with dealers. Refer to the section titled Our Business in the MD&A that follows.
A number of trends are affecting the automotive industry and the role of dealers within it. These include challenges to the dealer’s role as intermediary between manufacturers and purchasers, the rise of vehicle sharing and ride hailing, the development of autonomous and alternative-energy vehicles, the impact of demographic shifts on attitudes and behaviors toward vehicle ownership and use, changing expectations around the vehicle buying experience, adjustments in the geographic distribution of new and used vehicle sales, and advancements in communications technology. Any one or more of these trends could adversely affect the key role of dealers and their business models, profitability, and viability, and if this were to occur, our dealer-centric automotive finance and insurance businesses could suffer as well.
While the number of dealers with whom we have retail relationships increased during 2016, the number of dealers with whom we have wholesale relationships decreased approximately 3% as compared to December 31, 2015. Further, our share of commercial wholesale financing remains at risk of decreasing in the future. If we are not able to maintain existing relationships with significant automotive dealers or if we are not able to develop new relationships for any reason—including if we are not able to provide services on a timely basis, offer products that meet the needs of the dealers, or compete successfully with the products and services of our competitors—our wholesale funding volumes, and the number of dealers with whom we have retail funding relationships, could decline in the future. If this occurs, our business, results of operations, financial condition, or prospects could be adversely affected.
GM and Chrysler dealers and their retail customers continue to constitute a significant portion of our customer base, which creates concentration risk for us.
While we are continuing to diversify our automotive finance and insurance businesses and to expand into other financial services, GM and Chrysler dealers and their retail customers continue to constitute a significant portion of our customer base. In 2016, 54% of our new vehicle dealer inventory financing and 36% of our vehicle consumer automotive financing volume were transacted for GM-franchised dealers and customers, and 32% of our new vehicle dealer inventory financing and 28% of our vehicle consumer automotive financing volume were transacted for Chrysler dealers and customers. GM, Chrysler, and their captive finance companies compete forcefully with us and could take further actions that negatively impact the amount of business that we do with GM and Chrysler dealers and their retail customers. Further, a

Ally Financial Inc. • Form 10-K

significant adverse change in GM’s or Chrysler’s business—including, for example, in the production or sale of GM or Chrysler vehicles, the quality or resale value of GM or Chrysler vehicles, GM’s or Chrysler’s relationships with its key suppliers, or the rate or volume of recalls of GM or Chrysler vehicles—could negatively impact our GM and Chrysler dealer and retail customer bases. Any future reductions in GM and Chrysler business that we are not able to offset could adversely affect our business and financial results.
Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to significantly increase our allowance, which may adversely affect our financial condition and results of operations.
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses and which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. Refer to Note 1 to the Consolidated Financial Statements. The allowance is established to reserve for estimated loan losses and risks inherent in the loan portfolio. Any increase in the allowance results in an associated decrease in net income and capital and, if significant, may adversely affect our financial condition or results of operations.
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may change substantially over time. Changes in economic conditions affecting borrowers, revisions to accounting rules and related guidance, new qualitative or quantitative information about existing loans, identification of additional problem loans, changes in the size or composition of our loan portfolio, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, our shift to a full credit spectrum retail automotive finance portfolio mix has increased our allowance for loan losses and will likely increase our allowance for loan losses in the future.
The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses, which introduces a new accounting model to measure credit losses for financial assets measured at amortized cost. The amendments, effective on January 1, 2020, represent a significant departure from existing accounting principles generally accepted in the United States of America (GAAP), which upon adoption are likely to substantially increase our allowance for loan losses with a resulting negative adjustment to equity. This increase to the allowance for loan losses could also adversely impact capital if the FRB and other banking agencies do not amend existing regulatory capital rules to relieve us from the capital impact associated with the adoption of this guidance.
Regulatory agencies periodically review our allowance for loan losses, as well as our methodology for calculating our allowance for loan losses, and from time to time may insist on an increase in the allowance for loan losses or the recognition of additional loan charge-offs based on judgments different than those of management. If these differences in judgment are considerable, our allowance could meaningfully increase and result in a sizable decrease in our net income and capital.
Our business and financial results are dependent upon overall U.S. automotive industry sales volume.
Our automotive finance and insurance businesses can be impacted by sales volume for new and used vehicles. Vehicle sales are impacted by several economic and market conditions, including employment levels, household income, credit availability, and fuel costs. For example, new vehicle sales decreased dramatically during the economic crisis that began in 2008 and did not rebound significantly until 2012 and 2013. Any future declines in new or used vehicle sales could have an adverse effect on our business and financial results.
The levels of or changes in interest rates could affect our results of operations and financial condition.
We are highly dependent on net interest income, which is the difference between interest income on earning assets (such as loans and investments) and interest expense on deposits and borrowings. Net interest income is significantly affected by market rates of interest, which in turn are influenced by monetary and fiscal policies, general economic conditions, the regulatory environment, competitive pressures, and expectations about future changes in interest rates. We may be adversely affected by policies, laws, or events that have the effect of flattening or inverting the yield curve (that is, the difference between long-term and short-term interest rates), depressing the interest rates associated with our earning assets to levels near the rates associated with our interest expense, or changing the spreads among different interest rate indices.
The levels of or changes in interest rates could adversely affect us beyond our net interest income, including the following:

•	increase the cost or decrease the availability of deposits or other variable-rate funding instruments;

•	reduce the return on or demand for loans or increase the prepayment speed of loans;

•	increase customer or counterparty delinquencies or defaults;

•	negatively impact our ability to remarket off-lease and repossessed vehicles; and

•	reduce the value of our loans, retained interests in securitizations, and fixed-income securities in our investment portfolio and the efficacy of our hedging strategies.
The level of and changes in market rates of interest—and, as a result, these risks and uncertainties—are beyond our control. The dynamics among these risks and uncertainties are also challenging to assess and manage. For example, while the highly accommodative

Ally Financial Inc. • Form 10-K

monetary policy currently adopted by the FRB may benefit us to some degree by spurring economic activity among our customers, such a policy may ultimately cause us more harm by inhibiting our ability to grow or sustain net interest income. Refer to the section titled Market Risk in the MD&A that follows and Note 22 to the Consolidated Financial Statements.
A failure of or interruption in, as well as cyber and other security risks associated with, the communications and other information systems on which we rely to conduct our business and operations could adversely affect us.
We rely heavily upon communications and other information systems to conduct our business and operations, which creates meaningful operational risk for us. Any failure of or interruption in our information systems or the third-party information systems on which we rely—including as a result of inadequate or failed technology or processes, human errors, fraud or other misconduct by employees or service providers, deficiencies in the integration of acquisitions or commencement of new businesses, catastrophic events, external or internal security breaches, acts of vandalism, computer viruses, malware, misplaced or lost data, or breakdowns in business continuity plans—could cause failures or delays in receiving applications for loans, underwriting or processing loans, servicing loans, accessing online bank accounts, processing transactions, executing brokerage orders, managing our investment portfolio, or conducting our internal operations. As a digital financial services company, we are susceptible to business, reputational, financial, regulatory, or other harm as a result of these risks.
In the ordinary course of our business, we collect, store, and transmit sensitive, confidential, or proprietary data or other information, including business information, intellectual property, and the personally identifiable information of customers and employees. The secure processing, storage, maintenance, and transmission of this information is critical to our operations and reputation, and if any of this information were mishandled, misused, improperly accessed, lost, or stolen or if our operations were disabled or otherwise disrupted, we could suffer significant business, reputational, financial, regulatory, or other damage. For example, despite security measures, our communications and other information systems could be susceptible to computer viruses or malware, pretext calls, electronic phishing, hacking, identity theft, or other intrusions. Information security risks for large financial institutions like us are rapidly evolving and increasing in scope and complexity, in part, because of the introduction of new technologies, the expanded use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others. We may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the techniques used change frequently and because attacks can originate with no warning from a wide variety of sources around the globe. The occurrence of any of these events could have an adverse effect on our business and financial results. Service providers and counterparties also present a source of risk to us if their own security measures or other systems or infrastructure were to be breached or otherwise fail. Likewise, a cyber-attack or other security breach affecting the business community, the markets, or parts of them may cycle or cascade through the financial system and adversely affect us. Many if not all of these risks and uncertainties are beyond our control. Refer to section titled Risk Management in the MD&A that follows.
Even when a failure of or interruption in our communications or other information systems is timely resolved or an attempted cyber incident or other security breach is successfully avoided or thwarted, we may need to expend substantial resources in doing so, may be required to take actions that could adversely affect customer satisfaction or behavior, and may be exposed to reputational damage. In the case of a failure, interruption, or breach, moreover, we could be exposed to contractual claims, regulatory actions, or litigation by private plaintiffs.
We are heavily reliant on technology, and a failure in effectively implementing technology initiatives or anticipating future technology needs or demands could adversely affect our business or financial results.
We significantly depend on technology to deliver our products and other services and to otherwise conduct business. To remain technologically competitive and operationally efficient, we invest in system upgrades, new solutions, and other technology initiatives. Many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems, and require substantial resources. Although we take steps to mitigate the risks and uncertainties associated with these initiatives, no assurance can be provided that they will be implemented on time, within budget, or without negative operational or customer impact. We also may not succeed in anticipating future technology needs, the technology demands of customers, or the competitive landscape for technology. If we were to misstep in any of these areas, our business or financial results could be negatively impacted.
Our risk-management and compliance programs or functions may not be effective in mitigating risk and loss.
We maintain an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that we face. These include credit, insurance/underwriting, vehicle-residual, market, liquidity, business/strategic, reputation, and operational risks. We also maintain a compliance program to identify, measure, assess, and report on our adherence to applicable law, policies, and procedures. There can be no assurance that our frameworks or models for risk management, compliance, and related controls will effectively mitigate risk and limit losses in our business. If conditions or circumstances arise that expose flaws or gaps in our risk management or compliance programs or if our controls break down, the performance and value of our business could be adversely affected. We could be negatively impacted as well if, despite adequate programs being in place, our risk management or compliance personnel are ineffective in executing them and mitigating risk and loss. Refer to the section titled Risk Management in the MD&A that follows.
We are or may be subject to potential liability in connection with pending or threatened legal proceedings and other matters, which could adversely affect our business or financial results.
We are involved from time to time in a variety of judicial, alternative-dispute, and other proceedings arising out of our business and operations. These legal matters may be formal or informal and include litigation and arbitration with one or more identified claimants,

Ally Financial Inc. • Form 10-K

certified or purported class actions with yet-to-be-identified claimants, and regulatory or other governmental information-gathering requests, examinations, investigations, and enforcement proceedings. Our legal matters exist in varying stages of adjudication, arbitration, negotiation, or investigation and span our lines of business and operations. Claims may be based in law or equity—such as those arising under contracts or in tort and those involving banking, consumer protection, securities, tax, employment, and other laws—and some can present novel legal theories and allege substantial or indeterminate damages.
The course and outcome of legal matters are inherently unpredictable. This is especially so when a matter is still in its early stages, the damages sought are indeterminate or unsupported, significant facts are unclear or disputed, novel questions of law or other meaningful legal uncertainties exist, a request to certify a proceeding as a class action is outstanding or granted, multiple parties are named, or regulatory or other governmental entities are involved. As a result, we cannot state with confidence how or when threatened or pending legal matters will be resolved and what losses may be incurred. Actual losses may be higher or lower than any amounts accrued for those matters, possibly to a significant degree. Refer to Note 30 to the Consolidated Financial Statements. In addition, while we maintain insurance policies to mitigate the cost of litigation and other proceedings, these policies have deductibles, limits, and exclusions that may diminish their value or efficacy. Substantial legal claims, even if not meritorious, could have a detrimental impact on our business, results of operations, and financial condition and could cause us reputational harm.
Our inability to attract, retain, or motivate qualified employees could adversely affect our business or performance.
Skilled employees are our most important resource, and competition for talented people is intense. Even though compensation is among our highest expenses, we may not be able to locate and hire the best people, keep them with us, or properly motivate them to perform at a high level. Recent scrutiny of compensation practices, especially in the financial services industry, has made this only more difficult. In addition, many parts of our business are particularly dependent on key personnel. If we were to lose and find ourselves unable to replace these personnel or other skilled employees or if the competition for talent were to drive our compensation costs to unsustainable levels, our business and financial results could be negatively impacted.
Our ability to successfully make opportunistic acquisitions is subject to significant risks, including the risk that government authorities will not provide the requisite approvals, the risk that integrating acquisitions may be more difficult, costly, or time consuming than expected, and the risk that the value of acquisitions may be less than anticipated.
While currently not a strategic priority, we may from time to time seek to make opportunistic acquisitions of other financial services companies or businesses. These acquisitions may be subject to regulatory approval, and no assurance can be provided that we will be able to obtain that approval in a timely manner or at all. Even when we are able to obtain regulatory approval, the failure of other closing conditions to be satisfied or waived could delay the completion of an acquisition for a significant period of time or prevent it from occurring altogether. Any failure or delay in closing an acquisition could adversely affect our reputation, business, and performance.
In addition, acquisitions involve numerous risks and uncertainties, including lower-than-expected performance or higher-than-expected costs, difficulties related to integration, diversion of management’s attention from other business activities, changes in relationships with customers or counterparties, and the potential loss of key employees. An acquisition also could be dilutive to our existing shareholders if we were to issue common stock to fully or partially pay or fund the purchase price. We, moreover, may not be successful in identifying acquisition candidates, integrating acquired companies or businesses, or realizing expected value from acquisitions. There is significant competition for valuable acquisition targets, and we may not be able to acquire other companies or businesses on attractive terms. No assurance can be given that we will pursue future acquisitions, and our ability to grow and successfully compete may be impaired if we choose not to pursue or are unable to successfully make acquisitions.
Vehicle loans and leases make up a significant part of our earning assets, and our business and financial results could suffer if used vehicle prices are low or volatile or decrease in the future.
During the year ended December 31, 2016, more than 85% of our earning assets were composed of vehicle loans or leases or related residual securitization interests. If we experience higher losses on the sale of repossessed vehicles or lower or more volatile residual values for off-lease vehicles, our business or financial results could be adversely affected.
General economic conditions, the supply of off-lease and other vehicles to be sold, vehicle market prices, perceived vehicle quality, overall price, the vehicle disposition channel, volatility in gasoline or diesel fuel prices, levels of household income, and other factors outside of our control heavily influence used vehicle prices. Consumer confidence levels and the strength of automotive manufacturers and dealers can also influence the used vehicle market. For example, when the recent economic crisis began in 2008, sharp declines in used vehicle demand and sale prices adversely affected our remarketing proceeds and financial results.
Our expectation of the residual value of a vehicle subject to an automotive lease contract is a critical element used to determine the amount of the lease payments under the contract at the time the customer enters into it. As a result, to the extent that the actual residual value of the vehicle—as reflected in the sales proceeds received upon remarketing at lease termination—is less than the expected residual value for the vehicle at lease inception, we will incur additional depreciation expense and lower profit on the lease transaction than our priced expectation. Our expectation of levels of used vehicle values is also combined with our estimate of loss frequency to arrive at our projected net average annualized loss rate (NAALR), which is a factor in determining our pricing of new loan and lease originations. To the extent that used vehicle prices are significantly lower than our expectations, our profit on vehicle loans and leases could be substantially less than our expectations, even more so if our estimate of loss frequency is underestimated as well. In addition, we could be adversely affected if we fail to

Ally Financial Inc. • Form 10-K

efficiently process and effectively market off-lease vehicles and repossessed vehicles and, as a consequence, incur higher-than-expected disposal costs or lower-than-expected proceeds from the vehicle sales.
Our business requires substantial capital and liquidity, and a disruption in our funding sources or access to the capital markets may have an adverse effect on our liquidity, capital positions, and financial condition.
Liquidity is the ability to fund increases in assets and meet obligations as they come due, all without incurring unacceptable losses. Banks are especially vulnerable to liquidity risk because of their role in the maturity transformation of demand or short-term deposits into longer-term loans or other extensions of credit. We, like other financial services companies, rely to a significant extent on external sources of funding (such as deposits and borrowings) for the liquidity needed to conduct our business and operations. A number of factors beyond our control, however, could have a detrimental impact on the availability or cost of that funding and thus on our liquidity. These include market disruptions, changes in our credit ratings or the sentiment of our investors, the state of the regulatory environment and monetary and fiscal policies, reputational damage, financial or systemic shocks, and significant counterparty failures. Unexpected declines or limits on dividends or other distributions from our subsidiaries also could adversely affect Ally’s liquidity position.
We have significant maturities of unsecured debt each year. While we have reduced our reliance on unsecured funding in recent years, it remains an important component of our capital structure and financing plans. At December 31, 2016, approximately $4.4 billion in principal amount of total outstanding consolidated unsecured debt is scheduled to mature in 2017, and approximately $3.7 billion and $1.7 billion in principal amount of consolidated unsecured debt is scheduled to mature in 2018 and 2019, respectively. We also obtain short-term funding from the sale of floating-rate demand notes, all of which the holders may elect to have redeemed at any time without restriction. At December 31, 2016, a total of $3.6 billion in principal amount of demand notes were outstanding. We also rely substantially on secured funding. At December 31, 2016, approximately $10.3 billion of outstanding consolidated secured long-term debt is scheduled to mature in 2017, approximately $8.2 billion is scheduled to mature in 2018, and approximately $7.3 billion is scheduled to mature in 2019. Furthermore, at December 31, 2016, approximately $16.2 billion in certificates of deposit at Ally Bank are scheduled to mature in 2017, which is not included in the 2017 unsecured maturities provided above. Additional financing will be required to fund a substantial portion of the debt maturities over these periods.
We continue to rely as well on our ability to borrow from other financial institutions, and many of our primary bank facilities are up for renewal on a yearly basis. Any weakness in market conditions, tightening of credit availability, or other events referenced earlier in this risk factor could have a negative effect on our ability to refinance these facilities and could increase the costs of bank funding. Ally and Ally Bank also continue to access the securitization markets. While those markets have continued to stabilize following the liquidity crisis that commenced in 2008, there can be no assurances that these sources of liquidity will remain available to us.
Our policies and controls are designed to ensure that we maintain adequate liquidity to conduct our business in the ordinary course even in a stressed environment. There is no guarantee, however, that our liquidity position will never become compromised. In such an event, we may be required to sell assets at a loss or reduce loan and lease originations in order to continue operations. This could damage the performance and value of our business, prompt regulatory intervention, and harm our reputation, and if the condition were to persist for any appreciable period of time, our viability as a going concern could be threatened. Refer to section titled Liquidity Management, Funding, and Regulatory Capital in the MD&A that follows and Note 21 to the Consolidated Financial Statements.
Our indebtedness and other obligations are significant and could adversely affect our business and financial results.
We have a significant amount of indebtedness. At December 31, 2016, we had approximately $67.9 billion in principal amount of indebtedness outstanding (including $43.2 billion in secured indebtedness). Interest expense on our indebtedness constituted approximately 22% of our total financing revenue and other interest income for the year ended December 31, 2016. We also have the ability to create additional unsecured indebtedness.
If our debt service obligations increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, we may be required to dedicate a significant portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, which would reduce the funds available for other purposes. Our indebtedness also could limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions. In addition, if we are unable to satisfy our indebtedness and other obligations in full and on time, our business, reputation, and value as a going concern could be profoundly and perhaps inexorably damaged.
The markets for automotive financing, insurance, mortgage, banking, and brokerage are extremely competitive, and competitive pressures could adversely affect our business and financial results.
The markets for automotive financing, insurance, mortgage, banking, and brokerage are highly competitive, and we expect competitive pressures only to intensify in the future, especially in light of legislative and regulatory initiatives arising out of the recent global economic crisis, technological innovations that alter the barriers to entry, current and evolving economic and market conditions, and government monetary and fiscal policies. Refer to the section above titled Industry and Competition in Part I, Item 1 of this report. Competitive pressures may drive us to take actions that we might otherwise eschew, such as lowering the interest rates or fees on loans, raising the interest rates on deposits, or adopting more liberal underwriting standards. These pressures also may accelerate actions that we might otherwise elect to defer, such as substantial investments in technology or infrastructure. Whatever the reason, actions that we take in response to competition may adversely affect our results of operations and financial condition. These consequences could be exacerbated if we are not successful in

Ally Financial Inc. • Form 10-K

introducing new products and other services, achieving market acceptance of our products and other services, developing and maintaining a strong customer base, or prudently managing expenses.
Our borrowing costs and access to the banking and capital markets could be negatively impacted if our credit ratings are downgraded or otherwise fail to meet investor expectations or demands.
The cost and availability of our funding are meaningfully affected by our short- and long-term credit ratings. Each of Standard & Poor’s Rating Services, Moody’s Investors Service, Inc., Fitch, Inc., and Dominion Bond Rating Service rates some or all of our debt, and these ratings reflect the rating agency’s opinion of our financial strength, operating performance, strategic position, and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell, or hold any security and may be revised or withdrawn at any time. Each agency’s rating should be evaluated independently of any other agency’s rating.
Some of our current credit ratings are below investment grade, which negatively impacts our access to liquidity and increases our borrowing costs in the banking and capital markets. If our credit ratings were to be downgraded further or were to otherwise fail to meet investor expectations or demands, our borrowing costs and access to the banking and capital markets could become even more challenging and, as a result, negatively affect our business and financial results. In addition, downgrades of our credit ratings or their failure to meet investor expectations or demands could result in additional terms and conditions being added to any new or replacement financing arrangements as well as trigger disadvantageous provisions of existing borrowing arrangements.
Challenging business, economic, or market conditions may adversely affect our business, results of operations, and financial condition.
Our businesses are driven by wealth creation in the economy, robust market activity, monetary and fiscal stability, and positive investor, business, and consumer sentiment. A downturn in economic conditions, disruptions in the equity or debt markets, high unemployment or underemployment, depressed vehicle or housing prices, unsustainable debt levels, declines in household incomes, deteriorating consumer or business sentiment, consumer or commercial bankruptcy filings, or declines in the strength of national or local economies could decrease demand for our products and services, increase the amount and rate of delinquencies and losses, and negatively impact the returns on and the value of our investment portfolio and other assets. Further, if a significant and sustained increase in fuel prices or other adverse conditions were to lead to diminished new and used vehicle purchases, our automotive finance and insurance businesses could suffer considerably. In addition, concerns about the pace of economic growth and uncertainty about fiscal and monetary policies can result in significant volatility in the financial markets and could impact our ability to obtain cost-effective funding. If any of these events were to occur or worsen, our business, results of operation, and financial condition could be adversely affected.
Acts or threats of terrorism, natural disasters, and other conditions or events beyond our control could adversely affect us.
Geopolitical conditions, natural disasters, and other conditions or events beyond our control may adversely affect our business, results of operations, financial condition, or prospects. For example, acts or threats of terrorism and political or military actions taken in response to terrorism could adversely affect general economic, business, or market conditions and, in turn, us. We also could be negatively impacted if our key personnel, a significant number of our employees, or our systems or infrastructure were to become unavailable or damaged due to a pandemic, natural disaster, war, act of terrorism, accident, or similar cause. These same risks and uncertainties arise too for the service providers and counterparties on whom we depend as well as their own third-party service providers and counterparties.
Significant repurchases or indemnification payments in our securitizations or whole-loan sales could harm our profitability and financial condition.
We have repurchase and indemnification obligations in our securitizations and whole-loan sales. If we were to breach a representation, warranty, or covenant in connection with a securitization or whole-loan sale, we may be required to repurchase the affected loans or leases or otherwise compensate investors or purchasers for losses caused by the breach. If the scale or frequency of repurchases or indemnification payments were to increase substantially from its present levels, our results of operations and financial condition could be adversely affected.
Our business and operations make extensive use of models, and we could be adversely affected if our design, implementation, or use of models is flawed.
We use quantitative models to price products and services, measure risk, estimate asset and liability values, assess capital and liquidity, manage our balance sheet, create financial forecasts, and otherwise conduct our business and operations. If the design, implementation, or use of any of these models is flawed, we could make strategic or tactical decisions based on incorrect, misleading, or incomplete information. In addition, to the extent that any inaccurate model outputs are used in reports to banking agencies or the public, we could be subjected to supervisory actions, litigation, and other proceedings that may adversely affect our business and financial results. Refer to section titled Risk Management in the MD&A that follows.
Our hedging strategies may not be successful in mitigating our interest rate, foreign exchange, and market risks, which could adversely affect our financial results.
We employ various hedging strategies to mitigate the interest rate, foreign exchange, and market risks inherent in many of our assets and liabilities. Our hedging strategies rely considerably on assumptions and projections regarding our assets and liabilities as well as general market factors. If any of these assumptions or projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates, foreign exchange rates, and other market factors, we may experience volatility in our earnings that could adversely

Ally Financial Inc. • Form 10-K

affect our profitability and financial condition. In addition, we may not be able to find market participants that are willing to act as our hedging counterparties on acceptable terms or at all, which could have an adverse effect on the success of our hedging strategies.
We use estimates and assumptions in determining the fair value of many of our assets. If our estimates or assumptions prove to be incorrect, our cash flow, profitability, financial condition, and business prospects could be materially and adversely affected.
We use estimates and various assumptions in determining the fair value of many of our assets, including retained interests from securitizations, loans held-for-sale, and other investments that do not have an established market value or are not publicly traded. We also use estimates and assumptions in determining the residual values of leased vehicles. In addition, we use estimates and assumptions in determining our reserves for legal matters, insurance losses, and loss adjustment expenses (which represent the accumulation of estimates for both reported losses and those incurred, but not reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements). Refer to section titled Critical Accounting Estimates in the MD&A that follows. Our assumptions and estimates may be inaccurate for many reasons. For example, they often involve matters that are inherently difficult to predict and that are beyond our control (such as macroeconomic conditions and their impact on our dealers) and often involve complex interactions between a number of dependent and independent variables, factors, and other assumptions. Assumptions and estimates are also far more difficult during periods of market dislocation or illiquidity. As a result, our actual experience may differ substantially from these estimates and assumptions. A meaningful difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition, and business prospects and may increase the volatility of our financial results. In addition, several different judgments associated with assumptions or estimates could be reasonable under the circumstances and yet result in significantly different results being reported.
Significant fluctuations in the valuation of investment securities or market prices could negatively affect our financial results.
Market prices for securities and other financial assets are subject to considerable fluctuation. Fluctuations may result, for example, from perceived changes in the value of the asset, the relative price of alternative investments, geopolitical events, actual or expected changes in monetary or fiscal policies, and general market conditions. Due to these kinds of fluctuations, the amount that we realize in the subsequent sale of an investment may significantly differ from the last reported value and could negatively affect our financial results. Additionally, negative fluctuations in the value of available-for-sale investment securities could result in unrealized losses recorded in equity.
Changes in accounting standards could adversely affect our reported revenues, expenses, profitability, and financial condition.
Our financial statements are subject to the application of GAAP, which are periodically revised or expanded. The application of GAAP is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB, the SEC, banking agencies, and our independent registered public accounting firm. Those changes are beyond our control but could adversely affect our revenues, expenses, profitability, or financial condition. Refer to Note 1 to the Consolidated Financial Statements for several financial accounting standards issued by the FASB during 2016 with effective dates between January 1, 2018, and January 1, 2020.
The financial system is highly interrelated, and the failure of even a single financial institution could adversely affect us.
The financial system is highly interrelated, including as a result of lending, trading, clearing, counterparty, or other relationships. We have exposure to and routinely execute transactions with a wide variety of financial institutions, including brokers, dealers, commercial banks, and investment banks. If any of these institutions were to fail in meeting its obligations in full and on time or were to enter bankruptcy, conservatorship, or receivership, the consequences could ripple throughout the financial system and may adversely affect our business, results of operations, financial condition, or prospects.
Adverse economic conditions or changes in laws in the states where we have loan or lease concentrations may negatively affect our business and financial results.
We are exposed to portfolio concentrations in some states, including California, Texas, and Florida. Factors adversely affecting the economies and applicable laws in these states could have an adverse effect on our business, results of operations, and financial condition.
Negative publicity outside of our control, or our failure to successfully manage issues arising from our conduct or in connection with the financial services industry generally, could damage our reputation and adversely affect our business or financial results.
The performance and value of our business could be negatively impacted by any reputational harm that we may suffer. This harm could arise from negative publicity outside of our control or our failure to adequately address issues arising from our conduct or in connection with the financial services industry generally. Risks to our reputation could arise in any number of contexts—for example, continuing government responses to the recent global economic crisis, cyber incidents and other security breaches, mergers and acquisitions, lending or banking practices, actual or potential conflicts of interest, failures to prevent money laundering, and corporate governance.

Ally Financial Inc. • Form 10-K

Risks Related to Ownership of Our Common Stock
Our ability to pay dividends on our common stock or repurchase shares in the future may be limited.
Any future dividends on our common stock or share repurchases will be determined by our Board of Directors in its sole discretion and will depend on our business, financial condition, earnings, capital, liquidity, and other factors at the time. In addition, any plans to continue dividends or share repurchases in the future will be subject to the FRB’s review of and non-objection to our capital plan, which is unpredictable. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. There is no assurance that our Board of Directors will approve, or the FRB will permit, future dividends or share repurchases.
It is possible that any indentures or other financing arrangements that we execute in the future could limit our ability to pay dividends on our capital stock, including our common stock. In the event that any of our indentures or other financing arrangements in the future restrict that ability, we may be unable to pay dividends unless and until we can refinance the amounts outstanding under those arrangements. In addition, under Delaware law, our Board of Directors may declare dividends on our capital stock only to the extent of our statutory surplus (which is defined as the amount equal to total assets minus total liabilities, in each case at fair market value, minus statutory capital) or, if no surplus exists, out of our net profits for the then-current or immediately preceding fiscal year. Further, even if we are permitted under our contractual obligations and Delaware law to pay dividends on our common stock, we may not have sufficient cash or regulatory approvals to do so.
The market price of our common stock could be adversely impacted by anti-takeover provisions in our organizational documents and Delaware law that could delay or prevent a takeover attempt or change in control of Ally or and by other banking, antitrust, or corporate laws that have or are perceived as having an anti-takeover effect.
Our certificate of incorporation, our bylaws, and Delaware law contain provisions that could have the effect of discouraging, hindering, or preventing an acquisition that our Board of Directors does not find to be in the best interests of us and our stockholders. For example, our organizational documents include provisions:

•	limiting the liability of our directors and providing indemnification to our directors and officers; and

•
limiting the ability of our stockholders to call and bring business before special meetings of stockholders by requiring any requesting stockholders to hold at least 25% of our common shares in the aggregate.

These provisions, alone or together, could delay hostile takeovers and changes in control of Ally or changes in management.
In addition, we are subject to Section 203 of the General Corporation Law of the State of Delaware, which generally prohibits a corporation from engaging in various business combination transactions with any interested stockholder (generally defined as a stockholder who owns 15% or more of a corporation’s voting stock) for a period of three years following the time that the stockholder became an interested stockholder, except under specified circumstances such as the receipt of prior board approval.
Banking and antitrust laws, including associated regulatory-approval requirements, also impose significant restrictions on the acquisition of direct or indirect control over any bank holding company like us.
Any provision of our organizational documents or applicable law that deters, hinders, or prevents a non-negotiated takeover or change in control of Ally could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal corporate offices are located in Detroit, Michigan, and Charlotte, North Carolina. In Detroit, we lease approximately 321,000 square feet of office space under a lease that expires in December 2028. In Charlotte, we lease approximately 197,000 square feet of office space under a lease expiring in June 2021.
The primary offices for both our Automotive Finance and Insurance operations are located in Detroit, and are included in the totals referenced above. The primary office for our Mortgage Finance operations is located in Charlotte, where, in addition to the totals referenced above, we lease approximately 71,000 square feet of office space under a lease that expires in February 2021. The primary office for our Corporate Finance operations is located in New York, New York, where we lease approximately 55,000 square feet of office space under a lease that expires in June 2023.
In addition to the properties described above, we lease additional space to conduct our operations. We believe our facilities are adequate for us to conduct our present business activities.
Item 3.    Legal Proceedings
Refer to Note 30 to the Consolidated Financial Statements for a discussion related to our legal proceedings.

Ally Financial Inc. • Form 10-K

Item 4.    Mine Safety Disclosures
Not applicable.

Part II
Ally Financial Inc. • Form 10-K

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “ALLY.” At December 31, 2016, we had 467,000,306 shares of common stock outstanding, compared to 481,980,111 shares at December 31, 2015. The following table sets forth, for the periods indicated, the reported high and low sale prices for our common stock on the NYSE, and the cash dividends declared on our common stock.

($ per share)	High	Low	Cash dividends declared
Year ended December 31, 2016
First Quarter	$18.99	$14.55	$—
Second Quarter	$18.76	$14.84	$—
Third Quarter	$20.14	$15.37	$0.08
Fourth Quarter	$20.60	$16.68	$0.08
Year ended December 31, 2015
First Quarter	$24.00	$18.63	$—
Second Quarter	$23.83	$19.90	$—
Third Quarter	$23.24	$19.77	$—
Fourth Quarter	$21.21	$18.19	$—
Holders
As of February 22, 2017, we had approximately 41 holders of record of our common stock.
Dividends
Our payment of any dividends on our common stock in the future will be determined by our Board of Directors in its sole discretion and will depend on business conditions, our financial condition, earnings and liquidity, and other factors. Any plans to continue payment of dividends on our common stock in the future would be subject to the FRB’s review and absence of objection. Refer to the section above titled Regulation and Supervision — Bank Holding Company and Financial Holding Company Status in Item 1 for additional information.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2016.

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (1)) (b) (in thousands)
Equity compensation plans approved by security holders	7,517	—	25,405
Total	7,517	—	25,405

(a)
Includes deferred stock units and restricted stock units outstanding under the 2014 Incentive Compensation Plan and deferred stock units outstanding under the 2014 Non-Employee Directors Equity Compensation Plan.

(b)
Includes 21,861,785 securities available for issuance under the plans identified in (a) above and 3,542,719 securities available for issuance under Ally's Employee Stock Purchase Plan, of which 7,516,616 securities are subject to purchase during the current purchase period (determined as of December 31, 2016).

Ally Financial Inc. • Form 10-K

Stock Performance Graph
The following graph compares the cumulative total return to shareholders on our common stock relative to the cumulative total returns of the S&P 500 index and the S&P Financials index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on April 10, 2014 (the date our common stock first commenced trading on the NYSE), and its relative performance is tracked through December 31, 2016. The returns shown are based on historical results and are not intended to suggest future performance.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Ally under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Recent Sales of Unregistered Securities
Ally did not have any sales of unregistered securities in the last three fiscal years.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended December 31, 2016.

Three months ended December 31, 2016	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
October 2016	3,878	$19.31	3,878	$466
November 2016	2,687	18.29	2,687	417
December 2016	2,180	19.76	2,180	374
Total	8,745	19.11	8,745

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)	Excludes brokerage commissions.

(c)	On July 19, 2016, we announced a common stock repurchase program of up to $700 million. The program commenced in the third quarter of 2016 and will expire on June 30, 2017.

Ally Financial Inc. • Form 10-K

Item 6.    Selected Financial Data
The selected historical financial information set forth below should be read in conjunction with Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations, and our Consolidated Financial Statements and the notes thereto. The historical financial information presented may not be indicative of our future performance.
The following table presents selected Consolidated Statement of Income and market price data.

($ in millions, except per share data; shares in thousands)	2016	2015	2014	2013	2012
Total financing revenue and other interest income	$8,305	$8,397	$8,391	$8,093	$7,342
Total interest expense	2,629	2,429	2,783	3,319	4,052
Net depreciation expense on operating lease assets	1,769	2,249	2,233	1,995	1,399
Net financing revenue and other interest income	3,907	3,719	3,375	2,779	1,891
Total other revenue	1,530	1,142	1,276	1,484	2,574
Total net revenue	5,437	4,861	4,651	4,263	4,465
Provision for loan losses	917	707	457	501	329
Total noninterest expense	2,939	2,761	2,948	3,405	3,622
Income from continuing operations before income tax expense (benefit)	1,581	1,393	1,246	357	514
Income tax expense (benefit) from continuing operations	470	496	321	(59)	(856)
Net income from continuing operations	1,111	897	925	416	1,370
(Loss) income from discontinued operations, net of tax	(44)	392	225	(55)	(174)
Net income	$1,067	$1,289	$1,150	$361	$1,196
Basic earnings per common share (a):
Net income (loss) from continuing operations	$2.25	$(3.47)	$1.36	$(1.51)	$1.38
Net income (loss)	2.15	(2.66)	1.83	(1.64)	0.96
Weighted-average common shares outstanding	481,105	482,873	481,155	420,166	412,601
Diluted earnings per common share (a):
Net income (loss) from continuing operations	$2.24	$(3.47)	$1.36	$(1.51)	$1.38
Net income (loss)	2.15	(2.66)	1.83	(1.64)	0.96
Weighted-average common shares outstanding (b)	482,182	482,873	481,934	420,166	412,601
Market price per common share:
High closing	$20.40	$23.88	$25.21
Low closing	14.90	18.33	20.12
Period-end closing	19.02	18.64	23.62
Cash dividends per common share	$0.16	$—	$—
Period-end common shares outstanding	467,000	481,980	480,095

(a)
Includes shares related to share-based compensation that vested but were not yet issued for the years ended December 31, 2016, 2015, and 2014, respectively. Preferred stock dividends for the year ended December 31, 2015, include $2,364 million recognized in connection with the partial redemption of the Series G Preferred Stock and the repurchase of the Series A Preferred Stock. These dividends represent an additional return to preferred shareholders calculated as the excess consideration paid over the carrying amount derecognized.

(b)
Due to antidilutive effect of the net loss from continuing operations attributable to common shareholders for the year ended December 31, 2015, and 2013, basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

Ally Financial Inc. • Form 10-K

The following table presents selected Consolidated Balance Sheet and ratio data.

Year ended December 31, ($ in millions)	2016	2015	2014	2013	2012
Selected period-end balance sheet data:
Total assets	$163,728	$158,581	$151,631	$150,908	$181,978
Total deposit liabilities	$79,022	$66,478	$58,203	$53,326	$47,884
Long-term debt	$54,128	$66,234	$66,380	$69,230	$74,223
Preferred stock	$—	$696	$1,255	$1,255	$6,940
Total equity	$13,317	$13,439	$15,399	$14,208	$19,898
Financial ratios:
Return on average assets (a)	0.68%	0.84%	0.77%	0.23%	0.65%
Return on average equity (a)	7.80%	8.69%	7.77%	1.92%	6.32%
Equity to assets (a)	8.69%	9.65%	9.86%	12.02%	10.32%
Common dividend payout ratio	7.44%	—%	—%	—%	—%
Net interest spread (a) (b) (c)	2.49%	2.44%	2.26%	1.73%	1.15%
Net yield on interest-earning assets (a) (c) (d)	2.63%	2.57%	2.41%	2.03%	1.42%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)
Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.

(c)
Amounts for the years ended December 31, 2015, 2014, 2013, and 2012, were adjusted to include previously excluded equity investments and related income on equity investments. Refer to the section titled Statistical Tables within Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

(d)	Net yield on interest-earning assets represents net financing revenue and other interest income as a percentage of total interest-earning assets.

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

	Under Basel III (a)				Under Basel I (b)
	Transitional	Fully Phased-in (c)	Transitional	Fully Phased-in (c)	December 31,
($ in millions)	December 31, 2016		December 31, 2015		2014	2013	2012
Common Equity Tier 1 capital ratio	9.37%	9.13%	9.21%	8.74%	9.64%	8.84%	6.98%
Tier 1 capital ratio	10.93%	10.88%	11.10%	11.06%	12.55%	11.79%	13.13%
Total capital ratio	12.57%	12.52%	12.52%	12.47%	13.24%	12.76%	14.07%
Tier 1 leverage ratio (to adjusted quarterly average assets) (d)	9.54%	9.53%	9.73%	9.73%	10.94%	10.23%	11.16%
Total equity	$13,317	$13,317	$13,439	$13,439	$15,399	$14,208	$19,898
Preferred stock	—	—	(696)	(696)	(1,255)	(1,255)	(6,940)
Goodwill and certain other intangibles	(272)	(293)	(27)	(27)	(27)	(27)	(494)
Deferred tax assets arising from net operating loss and tax credit carryforwards (e)	(410)	(683)	(392)	(980)	(1,310)	(1,639)	(1,445)
Other adjustments	343	343	183	183	(219)	79	(270)
Common Equity Tier 1 capital	12,978	12,684	12,507	11,919	12,588	11,366	10,749
Preferred stock	—	—	696	696	1,255	1,255	6,940
Trust preferred securities	2,489	2,489	2,520	2,520	2,546	2,544	2,543
Deferred tax assets arising from net operating loss and tax credit carryforwards	(273)	—	(588)	—	—	—	—
Other adjustments	(47)	(47)	(58)	(58)	—	—	—
Tier 1 capital	15,147	15,126	15,077	15,077	16,389	15,165	20,232
Qualifying subordinated debt and other instruments qualifying as Tier 2	1,174	1,174	932	932	237	271	251
Qualifying allowance for credit losses and other adjustments	1,098	1,098	996	996	668	969	1,186
Total capital	$17,419	$17,398	$17,005	$17,005	$17,294	$16,405	$21,669
Risk-weighted assets (f)	$138,539	$138,987	$135,844	$136,354	$130,590	$128,575	$154,038

(a)	U.S. Basel III became effective for us on January 1, 2015, subject to transitional provisions primarily related to deductions and adjustments impacting Common Equity Tier 1 capital and Tier 1 capital.

(b)	Capital ratios as of and prior to December 31, 2014, are presented under the U.S. Basel I capital framework.

(c)
Our fully phased-in capital ratios are non-GAAP financial measures that management believes are important to the reader of the Consolidated Financial Statements but should be supplemental to, and not a substitute for, primary GAAP measures. The fully phased-in capital ratios are compared to the transitional capital ratios above. We believe these capital ratios are important because we believe investors, analysts, and banking regulators may assess our capital utilization and adequacy using these ratios. Additionally, presentation of these ratios allows readers to compare certain aspects of our capital utilization and adequacy on the same basis to other companies in the industry.

(d)
Tier 1 leverage ratio equals Tier 1 capital divided by adjusted quarterly average total assets (which reflects adjustments for disallowed goodwill, certain intangible assets, and disallowed deferred tax assets).

(e)	Contains deferred tax assets required to be deducted from capital under U.S. Basel III.

(f)	Risk-weighted assets are defined by regulation and are generally determined by allocating assets and specified off-balance sheet exposures into various risk categories.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Notice About Forward-Looking Statements and Other Terms
From time to time we have made, and in the future will make, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “believe,” “expect,” “anticipate,” “intend,” “pursue,” “seek,” “continue,” “estimate,” “project,” “outlook,” “forecast,” “potential,” “target,” “objective,” “trend,” “plan,” “goal,” “initiative,” “priorities,” or other words of comparable meaning or future-tense or conditional verbs such as “may,” “will,” “should,” “would,” or “could.” Forward-looking statements convey our expectations, intentions, or forecasts about future events, circumstances, or results.
This report, including any information incorporated by reference in this report, contains forward-looking statements. We also may make forward-looking statements in other documents that are filed or furnished with the SEC. In addition, we may make forward-looking statements orally or in writing to investors, analysts, members of the media, or others.
All forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, which may change over time and many of which are beyond our control. You should not rely on any forward-looking statement as a prediction or guarantee about the future. Actual future objectives, strategies, plans, prospects, performance, conditions, or results may differ materially from those set forth in any forward-looking statement. While no list of assumptions, risks, or uncertainties could be complete, some of the factors that may cause actual results or other future events or circumstances to differ from those in forward-looking statements include:

•
evolving local, regional, national, or international business, economic, or political conditions, including the residual effects of the recent global economic crisis and responses to that crisis by governments, businesses, and households;

•
changes in laws or the regulatory or supervisory environment, including as a result of recent financial services legislation, regulation, or policies or changes in government officials or other personnel;

•	changes in monetary, fiscal, or trade laws or policies, including as a result of actions by government agencies, central banks, or supranational authorities;

•	changes in accounting standards or policies;

•	changes in the automotive industry or the markets for new or used vehicles;

•
disruptions or shifts in investor sentiment or behavior in the securities, capital, or other financial markets, including financial or systemic shocks and volatility or changes in market liquidity, interest or currency rates, or valuations;

•	changes in business or consumer sentiment, preferences, or behavior, including spending, borrowing, or saving by businesses or households;

•	changes in our corporate or business strategies, the composition of our assets, or the way in which we fund those assets;

•	our ability to execute our business strategy for Ally Bank, including its regulatory normalization;

•
our ability to optimize our automotive finance and insurance businesses and to continue diversifying into and growing other lines of business, including consumer finance, corporate finance, brokerage, and wealth management;

•	our ability to develop capital plans that will be approved by the FRB and our ability to implement them, including any payment of dividends or share repurchases;

•	our ability to effectively manage capital or liquidity consistent with evolving business or operational needs, risk management standards, and regulatory or supervisory requirements;

•	our ability to cost-effectively fund our business and operations, including through deposits and the capital markets;

•	changes in any credit rating assigned to Ally, including Ally Bank;

•	adverse publicity or other reputational harm to us;

•	our ability to develop, maintain, or market our products or services or to absorb unanticipated costs or liabilities associated with those products or services;

•
our ability to innovate, to anticipate the needs of current or future customers, to successfully compete, to increase or hold market share in changing competitive environments, or to deal with pricing or other competitive pressures;

•
the continuing profitability and viability of our dealer-centric automotive finance and insurance businesses, especially in the face of competition from captive finance companies and their automotive manufacturing sponsors;

•	our ability to appropriately underwrite loans that we originate or purchase and to otherwise manage credit risk;

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

•	changes in the credit, liquidity, or other financial condition of our customers, counterparties, service providers, or competitors;

•	our ability to effectively deal with economic, business, or market slowdowns or disruptions;

•	judicial, regulatory, or administrative investigations, proceedings, disputes, or rulings that create uncertainty for, or are adverse to, us or the financial services industry;

•	our ability to address stricter or heightened regulatory or supervisory requirements;

•	our ability to maintain secure and functional financial, accounting, technology, data processing, or other operating systems or facilities, including our capacity to withstand cyber-attacks;

•
the adequacy of our corporate governance, risk management framework, compliance programs, or internal controls over financial reporting, including our ability to control lapses or deficiencies in financial reporting or to effectively mitigate or manage operational risk;

•	the efficacy of our methods or models in assessing business strategies or opportunities or in valuing, measuring, estimating, monitoring, or managing positions or risk;

•	our ability to keep pace with changes in technology that affect us or our customers, counterparties, service providers, or competitors;

•	our ability to successfully make and integrate acquisitions;

•	the adequacy of our succession planning for key executives or other personnel and to attract or retain qualified employees;

•	natural or man-made disasters, calamities, or conflicts, including terrorist events and pandemics; or

•
other assumptions, risks, or uncertainties described in the Risk Factors (Item 1A), Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7), or the Notes to the Consolidated Financial Statements (Item 8) in this Annual Report on Form 10-K or described in any of the Company’s annual, quarterly or current reports.

Any forward-looking statement made by us or on our behalf speaks only as of the date that it was made. We do not undertake to update any forward-looking statement to reflect the impact of events, circumstances, or results that arise after the date that the statement was made, except as required by applicable securities laws. You, however, should consult further disclosures (including disclosures of a forward-looking nature) that we may make in any subsequent Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K.
Our use of the term “loans” describes all of the products associated with our direct and indirect lending activities. The specific products include loans, retail installment sales contracts, lines of credit, leases, and other financing products. The term “lend” or “originate” refers to our direct origination of loans or our purchase or acquisition of loans.
Overview
Ally Financial Inc. (together with its consolidated subsidiaries unless the context requires otherwise, Ally, the Company, or we, us, or our) is a leading digital financial services company offering diversified financial products for consumers, businesses, automotive dealers and corporate clients. Our legacy dates back to 1919, and Ally was redesigned in 2009 with a distinctive brand and relentless focus on our customers. We reconverted to a Delaware corporation in 2009 and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956 as amended (the BHC Act) and a financial holding company (FHC) under the Gramm-Leach-Bliley Act of 1999 as amended (the GLB Act). Our banking subsidiary, Ally Bank, is an award-winning online bank, and an indirect, wholly-owned subsidiary of Ally Financial Inc., offering a variety of deposit and other banking products.
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
Our Business
Dealer Financial Services
Dealer Financial Services includes our Automotive Finance and Insurance segments. Our primary customers are automotive dealers, which are typically independently owned businesses. As part of the process of selling a vehicle, automotive dealers typically enter into retail installment sales contracts and leases with their retail customers. Dealers then select Ally or another automotive finance provider to which they sell those retail installment sales contracts and leases.
Our Dealer Financial Services operations offer a wide range of financial services and insurance products to over 18,000 automotive dealerships and approximately 4.4 million of their customers. We have deep dealer relationships that have been built throughout our history of over 95 years, and we are leveraging competitive strengths to expand our dealer footprint. Our dealer-centric business model encourages dealers to use our broad range of products through incentive programs like our Ally Dealer Rewards program, which rewards individual dealers based on the depth and breadth of our relationship. Our automotive finance services include providing retail installment sales contracts, loans, and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, warehouse lines to companies, fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles and equipment, and vehicle remarketing services. We also offer retail VSCs and commercial insurance primarily covering dealers' wholesale vehicle inventories. We are a leading provider of VSCs, GAP, and vehicle maintenance contracts (VMCs).
Automotive Finance
Our Automotive Finance operations provide U.S.-based automotive financing services to consumers and automotive dealers, and automotive and equipment financing services to companies and municipalities. For consumers, we provide retail financing and leasing for new and used vehicles, including recreational vehicles (RVs). In addition, our Commercial Services Group (CSG) provides automotive financing for small businesses and automotive and equipment financing for companies and municipalities. Through our commercial automotive financing operations, we fund dealer purchases of new and used vehicles through wholesale floorplan financing. At December 31, 2016, our Automotive Finance operations had $116.3 billion of assets and generated $4.0 billion of total net revenue in 2016. We manage commercial account servicing for approximately 4,100 dealers that utilize our floorplan inventory lending or other commercial loans. We provide consumer asset servicing for an $82.6 billion portfolio at December 31, 2016. The extensive infrastructure, technology, and analytics of our servicing operations as well as the experience of our servicing personnel enhance our ability to minimize our loan losses and enable us to deliver a favorable customer experience to both our dealers and their retail customers. During 2016, our strategy for originations was to optimize our risk-adjusted returns against available origination opportunities resulting in a more profitable origination mix compared to prior periods. In 2016, total retail and lease originations were $36.0 billion, a decline of $5.0 billion compared to 2015.
Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers who originate loans and leases to their retail customers who are acquiring new and used vehicles. Ally and other automotive finance providers purchase these loans and leases from automotive dealers. As the marketplace evolves, our growth strategy continues to focus on diversifying the franchise by expanding into different products, responding to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers, and continuing to strengthen and expand our network of dealer relationships. To enhance our automotive finance offerings, relationships, and digital capabilities, in 2016 we:

•	acquired technology assets and expertise from Blue Yield, an online automotive lender exchange, advancing our progress in building a direct-to-consumer option;

•	reached an agreement to provide up to $600 million in purchases of retail installment sales contracts and warehouse financing for Carvana, an online automotive retailer; and

•	added to our vehicle financing capability with the formation of an experienced transportation and equipment finance team.
We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. In addition, the Growth channel was established as a formal channel in 2012 to focus on developing dealer relationships beyond our existing relationships that primarily were developed through our role as a captive finance company historically for the GM and Chrysler brands, and was expanded in 2016 to include our direct-to-consumer lending option. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs. The success of the Growth channel has been a key enabler to converting our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have over 11,500 dealer relationships, of which approximately 10,500 are franchised dealers from brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda and others; RV dealers; and used vehicle only retailers, which have a national presence.
Over the past several years, we have continued to focus on the used vehicle segment primarily through franchised dealers, which has resulted in used vehicle financing volume growth. The highly fragmented used vehicle financing market, with a total financing opportunity represented by over 260 million vehicles in operation, provides an attractive opportunity that we believe will further expand and support our dealer relationships and increase our risk-adjusted return on retail loan originations. In addition, at December 31, 2016, our CSG and RV channels had $6.7 billion and $1.7 billion, respectively, of retail loans outstanding.
For consumers, we provide retail automotive financing and leasing for new and used vehicles. Retail financing for the purchase of vehicles generally takes the form of installment sales financing. During 2016 and 2015, we originated a total of approximately 1.3 million and 1.5 million automotive loans and leases totaling approximately $36.0 billion and $41.0 billion, respectively. Since the end of 2014, we have experienced growth in our consumer retail automotive loan portfolio and a significant reduction in lease assets. This shift in our portfolio mix has contributed to an increase in provision expense for loan losses. Consumer lease residuals are not included in the allowance for loan losses as changes in the expected residual values on consumer leases are included in depreciation expense over the remaining life of the lease. However, our risk to future fluctuations in used vehicle values is diminishing as our lease assets have declined materially and will continue to decline as the number of leases terminating currently is significantly larger than the number of new leases being originated. As of December 31, 2016, operating lease assets, net of accumulated depreciation, decreased 41%, to $11.5 billion, since December 31, 2014. All

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

leases are exposed to potential reductions in used vehicle values, while only those loans where we take possession of the vehicle are affected by potential reductions in used vehicle values.
Our consumer automotive financing operations generate revenue through finance charges or lease payments and fees paid by customers on the retail contracts and leases. When the lease contract is originated, we estimate the residual value of the leased vehicle at lease termination. Periodically we revise the projected residual value of the leased vehicle at lease termination. Given the fluctuations in used vehicle values, our actual sales proceeds from remarketing the vehicle may be higher or lower than the projected residual value which results in gains or losses on lease termination. During 2016, we recognized $213 million of gains on lease terminations, compared to $351 million in 2015.
We continue to diversify our business mix by prudently expanding our product offering across a broad risk spectrum, subject to established internal guardrails and underwriting policies that reflect our risk appetite. Our current operating results continue to increasingly reflect our ongoing strategy. The strategy to grow used vehicle financing, a market that is up 3% year over year, has provided volume at lower credit tiers, which to date has provided higher-yielding loans and an increase in provision expense in line with our expectations for credit performance of the portfolio. We seek to be a meaningful lender to a wide spectrum of borrowers and continue to carefully measure risk versus return. We place great emphasis on our risk management and risk-based pricing policies and practices.
Our commercial automotive financing operations primarily fund dealer inventory purchases of new and used vehicles, commonly referred to as wholesale floorplan financing. This represents the largest portion of our commercial automotive financing business. Wholesale floorplan loans are secured by vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral (e.g., personal guarantees from dealership owners) is often obtained to further manage credit risk. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles. Interest on wholesale automotive financing is generally payable monthly and is indexed to a floating rate benchmark. The rate for a particular dealer is based on, among other considerations, competitive factors and the dealer's creditworthiness. During 2016, we financed an average of $32.7 billion of dealer vehicle inventory through wholesale floorplan financings. Other commercial lending products for dealers include real estate, working capital, and acquisition loans which averaged $5.2 billion during 2016. We also provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. In 2016, we and others including dealers, fleet rental companies, and financial institutions, utilized SmartAuction to sell approximately 364,000 vehicles to dealers and other commercial customers. SmartAuction served as the remarketing channel for 55% of Ally's off-lease vehicles.
Insurance
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide VSCs, VMCs, GAP products, and other ancillary products desired by consumers. We also underwrite selected commercial insurance coverages, which primarily insure dealers' wholesale vehicle inventory. Our Insurance operations had $7.2 billion of assets at December 31, 2016, and generated $1.1 billion of total net revenue in 2016.
In addition to our product offerings, we provide consultative services and training to assist dealers in optimizing Finance and Insurance results, achieving high levels of customer satisfaction, and achieving regulatory compliance. Our services also include an advisory role to the dealer relative to the necessary liability and physical damage coverages for a dealership.
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
Ally Premier Protection is our flagship vehicle service contract offering which was launched nationwide in June 2015 and provides coverage for new and used vehicles of virtually all makes and models. As we broadened our business beyond GM, Ally Premier Protection replaced the General Motors Protection Plan nameplate, which was discontinued in 2016.
Wholesale vehicle inventory insurance for dealers provides physical damage protection for dealers' floorplan vehicles. Among dealers to whom we provide wholesale financing, our wholesale insurance product penetration rate is approximately 81%. Dealers who receive wholesale financing from Ally are eligible for wholesale insurance incentives, such as automatic eligibility in our preferred insurance programs and increased financial benefits.
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
Mortgage Finance
Our Mortgage Finance operations primarily consist of the management of a held-for-investment consumer mortgage finance loan portfolio, which includes bulk purchases of high-quality jumbo and low-to-moderate income (LMI) mortgage loans originated by third parties. During the year ended December 31, 2016, we purchased $3.7 billion of mortgage loans that were originated by third parties. In late

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

2016, we also introduced limited direct mortgage originations consisting of jumbo and conforming mortgages through a third-party fulfillment partner, LenderLive. Under our current arrangement, conforming mortgages will be originated as held-for-sale and sold to LenderLive, while jumbo mortgages will be originated as held-for-investment. Servicing will be performed by a third party and no mortgage servicing rights will be created. Direct mortgage originations did not materially impact our results of operations for the year ended December 31, 2016. Our Mortgage Finance operations had $8.3 billion of assets at December 31, 2016, and generated $97 million of total net revenue in 2016.
Corporate Finance
Our Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle market companies. The Corporate Finance portfolio is almost entirely comprised of first lien, first out loans. Our primary focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, restructurings, and working capital. The portfolio is well diversified across multiple industries including retail, manufacturing, distribution, service companies, and other specialty sectors. These specialty sectors include our Healthcare and Technology Finance verticals. The Healthcare vertical provides financing across the healthcare spectrum including services, pharmaceuticals, biotechnology, manufacturing, and medical devices and supplies. Our Technology Finance vertical, which was launched in the fourth quarter of 2015, provides financing solutions to venture-backed, technology-based companies.
Our target commitment hold level for individual exposures ranges from $20 million to $75 million for individual borrowers, depending on product type. Loan facilities typically include both a revolver and term loan component. All of our loans are floating rate facilities with maturities ranging from two to seven years. In certain instances, we may be offered the opportunity to make small investments in our borrowers, where we could benefit from potential appreciation in the company’s value. Our Corporate Finance operations had $3.2 billion of assets at December 31, 2016, and generated $147 million of total net revenue in 2016.
Corporate and Other
Corporate and Other primarily consists of activity related to centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes certain equity investments which primarily consist of Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, the management of our legacy mortgage portfolio which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments. Additionally, beginning in June 2016 with the acquisition of TradeKing, financial information related to TradeKing is included within Corporate and Other. We continue to advance the integration of our online brokerage and digital wealth management platform and offerings, and are on track for rebranding in early 2017.
The net financing revenue and other interest income of our Automotive Finance, Mortgage Finance, and Corporate Finance operations includes the results of an FTP process that insulates these operations from interest rate volatility by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. The FTP process assigns charge rates to the assets and credit rates to the liabilities within our Automotive Finance, Mortgage Finance, and Corporate Finance operations, based on anticipated maturity and a benchmark rate curve plus an assumed credit spread. The assumed credit spread represents the cost of funds for each asset class based on a blend of funding channels available to the enterprise, including unsecured and secured capital markets, private funding facilities, and deposits. In addition, a risk-based methodology is used to allocate equity to these operations.
Ally Bank
Ally Bank, our direct banking platform, is focused on the continued prudent expansion of assets while growing a stable deposit base and deepening relationships with its 1.2 million primary deposit customers driven by its compelling brand and strong value proposition. Ally Bank raises deposits directly from customers through direct banking via the internet, telephone, mobile, and mail channels. Ally Bank has established a strong and growing retail banking franchise that is based on a promise of being straightforward, easy to use, and offering high-quality customer service. Ally Bank's products and services are designed to develop long-term customer relationships and capitalize on the shift in consumer preference for direct banking. At December 31, 2016, 75% of Ally's total assets were within Ally Bank. Segment results include cost of funds associated with product offerings. For products originated at Ally Bank, the cost of funds is more beneficial than products originated at other entities as Ally Bank is a deposit gathering organization, which helps fund assets at a lower cost. Noninterest costs associated with deposit gathering activities were $248 million for the year ended December 31, 2016, and are allocated to each segment based on their relative balance sheet. Ally Bank's assets and operating results are divided among our Automotive Finance, Mortgage Finance, and Corporate Finance segments based on its underlying business activities.
Ally Bank offers a full spectrum of deposit product offerings, such as checking, savings, and certificates of deposit (CDs), including several raise-your-rate CD terms, IRA deposit products, Popmoney person-to-person transfer services, eCheck remote deposit capture, and mobile banking. In addition, brokered deposits are obtained through third-party intermediaries. At December 31, 2016, Ally Bank had $78.9 billion of deposits, including $66.6 billion of retail deposits. Over the past several years, the continued growth of our retail base, combined with favorable capital market conditions and a lower interest rate environment, have contributed to a reduction in our consolidated cost of funds. The growth in deposits is primarily attributable to our retail deposits. Strong retention rates and customer acquisition, reflecting the strength of the franchise, have materially contributed to our growth in retail deposits. During 2016, the deposit base at Ally Bank grew $12.6 billion, an increase of approximately 19% from December 31, 2015.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

We believe Ally Bank remains well-positioned to continue to benefit from the consumer driven-shift from branch banking to direct banking. According to a 2016 American Bankers Association survey, 80% of customers prefer to do their banking via direct channels (internet, mobile, phone, and mail). Ally Bank has received a positive response to innovative savings and other deposit products, which include savings and money market accounts, CDs, interest-bearing checking accounts, individual retirement accounts, and accounts for trust. Ally Bank's competitive direct banking features include online and mobile banking, electronic bill pay, remote deposit, electronic funds transfer nationwide, and no minimum balance requirements.
In the future, we intend to continue to grow and invest in the Ally Bank direct banking franchise and to further capitalize on the shift in consumer preference for direct banking with expanded digital capabilities and customer centric products. We are focused on growing, deepening, and further leveraging the customer relationships and brand loyalty that exist with Ally Bank and its customers as a catalyst for future loan and deposit growth, as well as revenue opportunities. In 2016, we launched the Ally CashBack Credit Card. This offering generates fee revenue with no direct credit risk exposure due to the structure of the co-brand relationship.
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
Prudent expansion of asset originations at Ally Bank and continued growth of a stable deposit base continues to be the cornerstone of our long-term liquidity strategy. Retail deposits provide a low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings than other funding sources. At December 31, 2016, deposit liabilities totaled $79.0 billion, which reflects an increase of $12.5 billion during the year. Deposits as a percentage of total liability-based funding increased seven percentage points during this time, to 54% at December 31, 2016.
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our automotive loan portfolios. During 2016, we issued $5.1 billion in secured funding backed by retail automotive loans. Secured funding transactions continue to be an attractive source of funding due to continued securitization structural efficiencies and the established market. Additionally, for retail loans and leases, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying assets. Once a pool of retail automotive loans is selected and placed into a securitization, the underlying assets and corresponding debt amortize simultaneously resulting in committed and matched funding for the life of the asset. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining committed secured facilities.
As we continue to migrate assets to Ally Bank and grow our bank funding capabilities, our reliance on parent company liquidity has been reduced. At December 31, 2016, 75% of Ally's total assets were within Ally Bank. This compares to approximately 70% as of December 31, 2015. Funding sources at the parent company generally consist of longer-term unsecured debt, asset-backed securitizations, and private committed credit facilities. In 2016, we issued $900 million of unsecured debt and closed a $1.25 billion private unsecured committed credit facility. At December 31, 2016, we had $4.4 billion and $3.7 billion of unsecured long-term debt principal maturing in 2017 and 2018, respectively. We plan to reduce our reliance on market-based funding and continue to replace a significant portion of our unsecured term debt with lower cost deposit funding. This strategy may be impacted by regulatory capital considerations including Ally Bank’s requirement to maintain a Tier 1 leverage ratio of at least 15%.
The strategies outlined above have allowed us to build and maintain a conservative liquidity position. Total available liquidity at December 31, 2016, was $18.8 billion. Absolute levels of liquidity decreased during 2016 as a result of liability and equity management transactions.
Credit Strategy
Within our Automotive Finance operations, we are a full spectrum automotive finance lender with the vast majority of our loan originations underwritten within the prime-lending markets. During 2016, our strategy for originations was to optimize the deployment of shareholder capital by focusing on our risk-adjusted returns against available origination opportunities resulting in a more profitable origination mix compared to prior periods. Our loan originations resulting from our current underwriting strategy continue to impact the composition of our overall portfolio by shifting the credit mix to reflect more used, higher loan-to-value (LTV), extended term, Growth channel, nonprime, and nonsubvented business. Our Mortgage Finance operations primarily consist of the management of our held-for-investment consumer mortgage finance loan portfolio, which includes bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties. In late 2016, we also introduced limited direct mortgage originations consisting of jumbo and conforming mortgages through a third-party fulfillment partner, LenderLive. Under our current arrangement, conforming mortgages will be originated as held-for-sale and sold to LenderLive, while jumbo mortgages will be originated as held-for-investment. Servicing will be performed by a third party and no mortgage servicing rights will be created.
During the year ended December 31, 2016, the credit performance of our portfolios reflected our diversification through our underwriting strategy. Total nonperforming consumer automotive loans increased and reflect the broad range of credit and product characteristics of the overall portfolio as we continue to originate loans across a more diverse credit spectrum. Net charge-offs of our consumer automotive assets increased due to the changing composition of our portfolio to a more profitable mix of business consistent with our underwriting strategy; higher average charge-offs due in part to higher unpaid principal balances at the time of charge-off and lower average sales proceeds on repossessed vehicles as compared to 2015; and the seasoning of consumer automotive accounts now entering their

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

peak loss periods. While total nonperforming commercial loans increased, they remained relatively stable as compared to our outstanding commercial finance receivables and loans, which grew $4.6 billion since December 31, 2015. Our commercial realized net charge-offs continued to be minimal, and we have completed our fifth consecutive year with the net charge-off rate of our commercial automotive portfolio less than or equal to one basis point. Nonperforming loans and charge-offs of our consumer mortgage assets decreased primarily due to the continued improvement in the macroeconomic environment, including increases in the house price index and low interest rates. Our provision for loan losses increased to $917 million in 2016 from $707 million in 2015. The increase was primarily due to higher net charge-offs and higher reserve requirements in our consumer automotive portfolio as a result of our strategy to originate a more profitable mix of business.
During 2016, the U.S. economy continued to modestly expand and consumer confidence remained strong. The labor market remained strong during the year, with nonfarm payrolls increasing and the unemployment rate falling. Our credit portfolio will continue to be impacted by the overall economy, used vehicle and housing price levels, unemployment levels, and their impact to our borrowers. We experienced downward pressure on used vehicle values in 2016 and expect that to continue in 2017.
Tax Assets Protective Measures
In January 2014, the Ally Board of Directors implemented measures intended to help protect certain tax benefits primarily associated with Ally’s net operating losses and tax credit carryovers (collectively, Tax Benefits). The measures were intended to prevent an “ownership change” (as defined in Section 382 of the Internal Revenue Code), as if this occurred, Ally’s use of Tax Benefits could be limited.
Such measures included an amendment to Ally’s Amended and Restated Certificate of Incorporation that restricted certain transfers of Ally’s common stock, and a Tax Asset Protection Plan (i.e., a “poison pill”) designed to reduce the likelihood that Ally would experience an “ownership change” for U.S. federal income tax purposes. Both measures expired pursuant to their terms on January 8, 2017.
Discontinued Operations
During 2013 and 2012, certain disposal groups met the criteria to be presented as discontinued operations. The remaining activity relates to previous discontinued operations for which we continue to have wind-down, legal, and minimal operational costs. For all periods presented, the operating results for these operations have been removed from continuing operations. Refer to Note 3 to the Consolidated Financial Statements for more details. The MD&A has been adjusted to exclude discontinued operations unless otherwise noted.
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

Year ended December 31, ($ in millions)	2016	2015	2014	Favorable/(unfavorable) 2016–2015 % change	Favorable/(unfavorable) 2015–2014 % change
Total net revenue (loss)
Dealer Financial Services
Automotive Finance	$3,971	$3,664	$3,585	8	2
Insurance	1,097	1,090	1,185	1	(8)
Mortgage Finance	97	57	36	70	58
Corporate Finance	147	114	91	29	25
Corporate and Other	125	(64)	(246)	n/m	74
Total	$5,437	$4,861	$4,651	12	5
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$1,380	$1,335	$1,429	3	(7)
Insurance	157	211	197	(26)	7
Mortgage Finance	34	11	12	n/m	(8)
Corporate Finance	71	50	64	42	(22)
Corporate and Other	(61)	(214)	(456)	71	53
Total	$1,581	$1,393	$1,246	13	12
n/m = not meaningful

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by line of business.

Year ended December 31, ($ in millions)	2016	2015	2014	Favorable/(unfavorable) 2016–2015 % change	Favorable/(unfavorable) 2015–2014 % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$8,305	$8,397	$8,391	(1)	—
Total interest expense	2,629	2,429	2,783	(8)	13
Net depreciation expense on operating lease assets	1,769	2,249	2,233	21	(1)
Net financing revenue and other interest income	3,907	3,719	3,375	5	10
Other revenue
Insurance premiums and service revenue earned	945	940	979	1	(4)
Gain on mortgage and automotive loans, net	11	45	7	(76)	n/m
Loss on extinguishment of debt	(5)	(357)	(202)	99	(77)
Other gain on investments, net	185	155	181	19	(14)
Other income, net of losses	394	359	311	10	15
Total other revenue	1,530	1,142	1,276	34	(11)
Total net revenue	5,437	4,861	4,651	12	5
Provision for loan losses	917	707	457	(30)	(55)
Noninterest expense
Compensation and benefits expense	992	963	947	(3)	(2)
Insurance losses and loss adjustment expenses	342	293	410	(17)	29
Other operating expenses	1,605	1,505	1,591	(7)	5
Total noninterest expense	2,939	2,761	2,948	(6)	6
Income from continuing operations before income tax expense	1,581	1,393	1,246	13	12
Income tax expense from continuing operations	470	496	321	5	(55)
Net income from continuing operations	$1,111	$897	$925	24	(3)
n/m = not meaningful
2016 Compared to 2015
We earned net income from continuing operations of $1.1 billion for the year ended December 31, 2016, compared to $897 million for the year ended December 31, 2015. The increase was primarily due to an increase in net financing revenue and other interest income and lower losses on the extinguishment of debt. Results for the year ended December 31, 2016, were also favorably impacted by increases in other gain on investments and other income, and a decrease in income tax expense. This was partially offset by a decrease in gain on mortgage and automotive loans, an increase in the provision for loan losses primarily due to a deliberate shift to originate a more profitable loan mix, an increase in insurance losses and loss adjustment expenses as a result of higher weather-related losses in 2016, and an increase in other operating expenses.
Net financing revenue and other interest income increased $188 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. Net financing revenue and other interest income at our Automotive Finance operations was favorably impacted by higher consumer financing revenue primarily due to the execution of our continued strategic focus on expanding risk-adjusted returns and an increase in retail assets, as well as higher commercial financing revenue primarily resulting from an increase in dealer floorplan assets. The increase was offset by a decrease in operating lease revenue, net of depreciation, primarily resulting from substantially lower lease remarketing gains, and the runoff of our GM lease portfolio. Net financing revenue and other interest income at our Mortgage Finance operations was favorably impacted by increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans. Net financing revenue and other interest income at our Corporate Finance operations was favorably impacted by asset growth across all business segments in line with our growth strategy. Total interest expense increased 8% for the year ended December 31, 2016, compared to 2015. Interest on deposits increased $112 million for the year ended December 31, 2016, compared to 2015, due to continued deposit growth. Interest on debt increased $88 million for the year ended December 31, 2016, compared to 2015. The increase was primarily the result of increased LIBOR rates and nonrecurring favorable debt hedging activity in 2015. The increases in interest expense for the year ended December 31, 2016, were partially offset by the repayment of higher-cost legacy debt.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Gain on mortgage and automotive loans decreased $34 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. The change was primarily due to nonrecurring sales of legacy TDR mortgage loans in 2015.
Loss on extinguishment of debt decreased $352 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily due to the execution of tender offers for legacy, high-cost debt in 2015.
Other gain on investments was $185 million for the year ended December 31, 2016, compared to $155 million for the year ended December 31, 2015. The increase was due primarily to an increase in sales of securities compared to the same periods in 2015.
Other income increased $35 million for the year ended December 31, 2016, compared to 2015, primarily due to an increase in servicing fee income at our Automotive Finance operations resulting from higher levels of off-balance sheet retail serviced assets.
The provision for loan losses was $917 million for the year ended December 31, 2016, compared to $707 million for the year ended December 31, 2015. The increase in provision for loan losses was primarily due to higher net charge-offs and higher reserve requirements in our consumer automotive portfolio as a result of our strategy to originate a more profitable mix of business, and reserve releases within the commercial automotive portfolio in the prior year due to strong portfolio performance in 2015. This was partially offset by lower reserve requirements within our Mortgage Finance operations and lower loan growth in our consumer automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion.
Insurance losses and loss adjustment expenses increased $49 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increases were primarily due to severe hailstorms, which drove higher weather-related losses.
Other operating expenses increased $100 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase was primarily due to increased expenses from the integration of TradeKing, which was acquired on June 1, 2016, higher FDIC deposit fees, and an increase in automotive collection and repossession expenses.
We recognized total income tax expense from continuing operations of $470 million for the year ended December 31, 2016, compared to $496 million for the year ended December 31, 2015. The decrease in income tax expense for the year ended December 31, 2016, was driven primarily by a tax benefit that resulted from a U.S. tax reserve release related to a prior year federal return that was settled in 2016 and reduced our liability for unrecognized tax benefits. This tax benefit was partially offset by increases in tax expense attributable to higher pretax earnings and the establishment of a valuation allowance against our capital loss carryforwards. The U.S. tax reserve release and establishment of a valuation allowance caused significant differences in the usual relationship of income tax expense to pretax earnings.
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
Net gain on mortgage and automotive loans increased $38 million, primarily due to the sale of troubled debt restructuring (TDR) loans from our legacy mortgage portfolio during the year ended December 31, 2015.
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
Other income, net of losses, increased 15% for the year ended December 31, 2015, compared to 2014. The increase was primarily due to an increase in income from certain equity method investments.
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

Year ended December 31, ($ in millions)	2016	2015	2014	Favorable/(unfavorable) 2016–2015 % change	Favorable/(unfavorable) 2015–2014 % change
Net financing revenue and other interest income
Consumer	$3,587	$3,230	$3,046	11	6
Commercial	1,068	939	1,024	14	(8)
Loans held-for-sale	—	34	—	(100)	n/m
Operating leases	2,711	3,398	3,558	(20)	(4)
Other interest income	11	8	10	38	(20)
Total financing revenue and other interest income	7,377	7,609	7,638	(3)	—
Interest expense	1,943	1,931	2,084	(1)	7
Net depreciation expense on operating lease assets	1,769	2,249	2,233	21	(1)
Net financing revenue and other interest income	3,665	3,429	3,321	7	3
Other revenue
Gain (loss) on automotive loans, net	17	(23)	10	174	n/m
Other income	289	258	254	12	2
Total other revenue	306	235	264	30	(11)
Total net revenue	3,971	3,664	3,585	8	2
Provision for loan losses	924	696	542	(33)	(28)
Noninterest expense
Compensation and benefits expense	481	489	454	2	(8)
Other operating expenses	1,186	1,144	1,160	(4)	1
Total noninterest expense	1,667	1,633	1,614	(2)	(1)
Income from continuing operations before income tax expense	$1,380	$1,335	$1,429	3	(7)
Total assets	$116,347	$115,636	$113,188	1	2
n/m = not meaningful
Components of net operating lease revenue, included in amounts above, were as follows.

Year ended December 31, ($ in millions)	2016	2015	2014	Favorable/(unfavorable) 2016–2015 % change	Favorable/(unfavorable) 2015–2014 % change
Net operating lease revenue
Operating lease revenue	$2,711	$3,398	$3,558	(20)	(4)
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains)	1,982	2,600	2,666	24	2
Remarketing gains	(213)	(351)	(433)	(39)	(19)
Net depreciation expense on operating lease assets	1,769	2,249	2,233	21	(1)
Total net operating lease revenue	$942	$1,149	$1,325	(18)	(13)
Investment in operating leases, net	$11,470	$16,271	$19,510	(30)	(17)

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

2016 Compared to 2015
Our Automotive Finance operations earned income from continuing operations before income tax expense of $1.4 billion for the year ended December 31, 2016, compared to $1.3 billion for the year ended December 31, 2015. Results for the year ended December 31, 2016, were favorably impacted by higher consumer financing revenue primarily due to the execution of our continued strategic focus on expanding risk-adjusted returns and an increase in retail assets, as well as higher commercial financing revenue primarily resulting from an increase in dealer floorplan assets. The increase for the year ended December 31, 2016, was partially offset by an increase in provision for loan losses primarily due to higher net charge-offs and higher overall reserve requirements both due to the changing composition of our portfolio to a more profitable mix of business consistent with our underwriting strategy. In addition, the increase was partially offset by a decrease in net operating lease revenue primarily resulting from lower gains per unit and the runoff of our GM lease portfolio.
Consumer financing revenue increased $357 million for the year ended December 31, 2016, compared to 2015. The increase was primarily due to improved portfolio yields as a result of the execution of our continued strategic focus on expanding risk-adjusted returns and higher average retail asset levels in 2016 as compared to 2015 due in particular to very strong loan originations in 2015.
Commercial financing revenue increased $129 million for the year ended December 31, 2016, compared to 2015. The increase was primarily due to an increase in floorplan assets resulting from growing dealer vehicle inventories and higher average vehicle prices. The increase was also due to higher benchmark rates and an increase in non-floorplan dealer loan balances.
Total net operating lease revenue decreased 18% for the year ended December 31, 2016, compared to 2015. The decrease was primarily driven by substantially lower lease remarketing gains resulting from lower gains per unit, partially offset by an increase in termination volume. The decrease was also due to lower net operating lease revenue as a result of GM portfolio runoff outpacing new lease originations. We recognized remarketing gains of $213 million for the year ended December 31, 2016, compared to $351 million in 2015.
Other income increased 12% for the year ended December 31, 2016, compared to 2015, primarily due to an increase in servicing fee income resulting from higher levels of off-balance sheet retail serviced assets.
The provision for loan losses was $924 million for the year ended December 31, 2016, compared to $696 million in 2015. The increase was primarily due to higher net charge-offs and higher overall reserve requirements both due to the changing composition of our portfolio to a more profitable mix of business consistent with our underwriting strategy and reserve releases within the commercial automotive portfolio in the year ended December 31, 2015, due to strong portfolio performance in 2015. This was partially offset by lower loan growth in our consumer automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

portfolio. The increase for the year ended December 31, 2015, was partially offset by the continued strong performance of our commercial loan portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Automotive Financing Volume
Our Automotive Finance operations provide automotive financing services to consumers and automotive dealers. For consumers, we provide retail financing and leasing for new and used vehicles, and through our commercial automotive financing operations, we fund dealer purchases of new and used vehicles through wholesale floorplan financing and provide dealer term loans and automotive fleet financing. In 2016 we expanded operations to include our direct-to-consumer lending option.
Acquisition and Underwriting
Our underwriting process is focused on multidimensional risk factors and data driven risk-adjusted probabilities that are continuously monitored and routinely updated. Each application is placed into an analytical category based on specific aspects of the applicant’s credit profile and loan structure. We then evaluate the application by applying a proprietary credit scoring algorithm tailored to its applicable category. Inputs into this algorithm include, but are not limited to, FICO® Score, proprietary scores, and deal structure variables such as loan-to-value, new or used vehicle collateral, and term of financing. The output of the algorithm is used to sort applications into various credit tiers (S, A, B, C, D, and E). Credit tiers are used primarily to communicate to the dealer that submitted the application our preliminary indication of credit quality and pricing. This process is built on long established credit risk fundamentals to determine both the borrower’s ability and willingness to repay the loan. While advances in excess of 100% of the vehicle collateral value at loan origination, notwithstanding cash down and/or vehicle trade in value, are very typical in the industry (primarily due to additional costs such as mechanical warranty contracts, taxes, license, and title fees), our pricing, risk, and underwriting processes are rooted in statistical analysis to manage this risk.
In addition to our empirical approach of assessing risk, a majority of our applications are manually evaluated by an experienced team of dedicated underwriters prior to the decision to underwrite the loan. We have developed an automated process to expedite the review of applications with various combinations of credit factors that we have observed over time to substantially outperform or underperform in terms of net credit losses. As a result, there are many clusters of credit factors that will lead to an automated decision, rather than a small set of benchmark characteristics. Automated approvals are primarily limited to the highest quality credit tiers. For higher risk transactions, underwriters often verify details of the application such as borrower income and employment through documentation provided by the borrower or alternative data sources from third parties.
Credit underwriters have a limited ability to approve exceptions to the guidelines contained in our underwriting criteria. Exceptions to our credit policies must be approved by credit underwriters with appropriate credit authority. Approved applicants that do not comply with our credit guidelines must have strong compensating factors that indicate a high willingness and ability of the applicant to repay the loan. For example, underwriting exceptions may include allowing a longer term or a greater ratio of payment-to-income, debt-to-income, or loan-to-value. We monitor exceptions to our underwriting criteria with the goal of limiting exceptions to a small portion of approved applications and rarely permit more than a single exception for any contract to avoid layered risk.
Consumer Automotive Financing
We provide two basic types of financing for new and used vehicles: retail installment sale contracts (retail contracts) and lease contracts. In most cases, we purchase retail contracts and leases for new and used vehicles from dealers when the vehicles are purchased or leased by consumers. Our consumer automotive financing operations generate revenue through finance charges or lease payments and fees paid by customers on the retail contracts and leases. In connection with lease contracts, we may also recognize a gain or loss on the remarketing of the vehicle at the end of the lease.
The amount we pay a dealer for a retail contract is based on the negotiated purchase price of the vehicle and any other products, such as service contracts, less any vehicle trade-in value, any down payment from the consumer, and any available automotive manufacturer incentives. Under the retail contract, the consumer is obligated to make payments in an amount equal to the purchase price of the vehicle (less any trade-in or down payment) plus finance charges at a rate negotiated between the consumer and the dealer. In addition, the consumer is also responsible for charges related to past-due payments. When we purchase the contract, it is normal business practice for the dealer to retain some portion of the finance charge as income for the dealership. Our agreements with dealers place a limit on the amount of the finance charges they are entitled to retain. Although we do not own the vehicles we finance through retail contracts, we hold a perfected security interest in those vehicles.
With respect to consumer leasing, we purchase leases (and the associated vehicles) from dealerships. The purchase price of consumer leases is based on the negotiated price for the vehicle less any vehicle trade-in, any down payment from the consumer, and any available automotive manufacturer incentives. Under the lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value or down payment) exceeds the contract residual value (including residual support) of the vehicle at lease termination, plus lease charges. The consumer is also generally responsible for charges related to past due payments, excess mileage, excessive wear and tear, and certain disposal fees where applicable. At contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness.
Periodically, we revise the projected value of the leased vehicle at termination based on current market conditions and adjust depreciation expense appropriately over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Our standard leasing plan, SmartLease, requires a monthly payment by the consumer. We also offer an alternative leasing plan, SmartLease Plus, that requires one up-front payment of all lease amounts at the time the consumer takes possession of the vehicle.
Consumer leases are operating leases; therefore, credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease credit losses are primarily limited to past due payments and assessed fees. Since some of these fees are not assessed until the vehicle is returned, these losses on the lease portfolio are correlated with lease termination volume. Operating lease accounts over 30 days past due represented 1.33% and 1.00% of the portfolio at December 31, 2016, and 2015, respectively.
With respect to all financed vehicles, whether subject to a retail contract or a lease contract, we require that property damage insurance be obtained by the consumer. In addition, for lease contracts, we require that bodily injury, collision, and comprehensive insurance be obtained by the consumer.
During the year ended December 31, 2016, the credit performance of the consumer automotive portfolio reflected our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, including used, higher LTV, extended term, Growth channel, nonprime, and nonsubvented finance receivables and loans.
For the year ended December 31, 2016, the average buy rate for retail originations increased 51 basis points relative to the year ended December 31, 2015, and 86 basis points relative to the year ended December 31, 2014. We set our buy rates using a granular, risk-based methodology factoring in several variables such as interest costs, projected net average annualized loss rates (NAALR) at the time of origination, anticipated operating costs, and targeted return on equity. The increase in our average buy rate was primarily the result of a strategy to increase our targeted return on equity and more focused deployment of shareholder capital. The NAALR increased 9 basis points relative to 2015 and 20 basis points relative to 2014. NAALR is a point-in-time estimate of expected losses which, noted above, is a key input to our risk-based pricing methodology. Various factors including consumer payment behavior, used vehicle prices, changes in portfolio composition including prepayments, and asset sales will cause actual loss experience to differ from the origination NAALR. While overall profitability has improved as a result of higher portfolio yields on recent vintages, we have seen some performance deteriorate in the lower credit tiers of the portfolio versus expectations. Actual loss performance can and does vary when segmented at more granular levels, and modifications are frequently made to how we estimate NAALR as we change our view of expected performance at the portfolio and segmented levels. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $9.1 billion, or approximately 13.8% of our total consumer automotive loans, at December 31, 2016, as compared to $9.0 billion, or approximately 14.0% of our total consumer automotive loans, at December 31, 2015.
The following tables present retail originations by credit tier.

Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®
Year ended December 31, 2016
S	$10.6	32	760
A	13.6	42	669
B	6.8	21	642
C	1.6	5	608
Total retail originations	$32.6	100	688
Year ended December 31, 2015
S	$12.7	35	753
A	13.8	38	670
B	7.2	20	636
C	2.4	6	600
D	0.2	1	571
Total retail originations	$36.3	100	687
Year ended December 31, 2014
S	$9.7	33	777
A	11.0	37	688
B	6.1	21	647
C	2.4	8	611
D	0.4	1	575
Total retail originations	$29.6	100	700

(a)
Represents Ally's internal credit score, incorporating numerous borrower and structure attributes including: FICO® Score; severity and aging of delinquency; number of credit inquiries; loan-to-value ratio; and payment-to-income ratio. We originated an insignificant amount of retail loans classified as Tier D during the year ended December 31, 2016, and Tier E during the years ended December 31, 2016, 2015, and 2014.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Our strategy to increase our targeted return on equity resulted in a shift in 2016 origination mix which decreased Tiers S, C, and D, and increased Tiers A and B. Retail originations in Tiers A and B combined for 63% of originations compared to 58% in 2015 and 2014.
The following table presents the percentage of total outstanding retail assets by origination year.

Year ended December 31,	2016	2015	2014
Pre-2012	1%	4%	12%
2012	3	9	18
2013	7	14	27
2014	13	24	43
2015	31	49	—
2016	45	—	—
Total	100%	100%	100%
The 2016 and 2015 vintages comprise a higher percentage of the overall retail portfolio and have higher average buy rates and expected losses than older vintages. The increases in average buy rate and expected loss were due to the execution of our targeted underwriting strategy to originate consumer automotive assets across a broad risk spectrum, and our continued strategic focus on expanding risk-adjusted returns.
The following tables present the total retail and lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2016	2015	2014	2016	2015	2014
New retail standard	$16,993	$19,220	$13,913	47	47	34
Used retail	15,259	14,842	11,714	42	36	28
Lease	3,385	4,702	11,332	10	11	28
New retail subvented	367	2,244	3,992	1	6	10
Total consumer automotive financing originations (a) (b)	$36,004	$41,008	$40,951	100	100	100

(a)
Includes CSG originations of $3.6 billion, $3.8 billion, and $3.8 billion for the years ended December 31, 2016, 2015, and 2014, respectively, and RV originations of $504 million, $514 million, and $461 million for years ended December 31, 2016, 2015, and 2014, respectively.

(b)
On September 16, 2015, we entered into agreements with Mitsubishi Motors Credit of America, Inc. (MMCA) affiliates providing us the beneficial interest in MMCA’s consumer loan and lease portfolio, which included $0.6 billion of retail and lease contracts in 2015. These assets have been excluded from the amounts presented.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2016	2015	2014	2016	2015	2014
Growth (a)	$13,082	$12,748	$8,323	36	31	20
GM	12,960	18,666	25,847	36	46	63
Chrysler	9,962	9,594	6,781	28	23	17
Total consumer automotive financing originations (b)	$36,004	$41,008	$40,951	100	100	100

(a)	Includes Carvana purchased originations of $21 million for the year ended December 31, 2016.

(b)	Excludes consumer loans and leases purchased from MMCA of $0.6 billion in 2015.
During the year ended December 31, 2016, total consumer originations decreased $5.0 billion compared to 2015. The expected decrease was due to lower volume from the GM channel and the execution of our continued strategic focus on expanding risk-adjusted returns over volume levels. The decrease in GM volume during the year ended December 31, 2016, was partially offset by higher volume in the Growth and Chrysler channels. Total consumer originations have decreased for all products excluding used retail, which increased 3% in 2016, compared to 2015.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Below we have included origination metrics by loan term, and FICO® Score. However, the proprietary way we evaluate risk is based on multiple inputs as described in the Acquisition and Underwriting section above.
The following table presents the percentage of total retail originations, in dollars, by the loan term in months.

Year ended December 31,	2016	2015	2014
0–71	18%	21%	26%
72–75	67	68	72
76 +	15	11	2
Total retail originations (a)	100%	100%	100%

(a)	Excludes RV loans.
As we continue the execution of our targeted underwriting strategy to originate consumer automotive assets across a broad risk spectrum, retail originations with a term of 76 months or more represented 15% of total retail originations for the year ended December 31, 2016, compared to 11% for 2015. Substantially all of the loans originated with a term of 76 months or more during the year ended December 31, 2016, and 2015, were considered to be prime and in credit tiers S, A, or B. We define prime retail automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.
The following table presents the percentage of total retail and lease originations, in dollars, by FICO® Score.

Year ended December 31,	2016	2015	2014
740 +	24%	26%	35%
739–660	36	34	34
659–620	24	22	17
619–540	10	12	8
< 540	1	1	1
Unscored (a)	5	5	5
Total consumer automotive financing originations	100%	100%	100%

(a)	Unscored are primarily CSG contracts with entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 11% and 13% of total consumer originations for the years ended December 31, 2016, and 2015, respectively. Consumer loans and leases with FICO® Scores of less than 540 continued to comprise only 1% of total originations for the year ended December 31, 2016. Most nonprime applications that are not automatically declined by our proprietary credit-scoring models for risk reasons are manually reviewed and decisioned by an experienced underwriting team. The nonprime portfolio is subject to more stringent underwriting criteria for certain loan attributes (e.g., payment-to-income, mileage, and maximum amount financed) and generally does not include any 76+ month term loans. For discussion of our credit risk management practices and performance, refer to the section titled Risk Management within this MD&A.
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
Servicing
We have historically serviced all retail contracts and leases we originated. However, our recent expansion into direct-to-consumer lending has resulted in the employment of third-party servicers for a small portion of the portfolio. On occasion, we have sold a portion of the retail contracts we originated through whole-loan sales and securitizations, but retained the right to service and earn a servicing fee for our servicing functions.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
During the collection process, we may offer a payment extension to a customer experiencing temporary financial difficulty. A payment extension enables the customer to delay monthly payments for 30, 60, or 90 days, thereby deferring the maturity date of the contract by the length of extension. Extensions granted to a customer typically do not exceed 90 days in the aggregate during any 12-month period or 180 days in aggregate over the life of the contract. During the deferral period, we continue to accrue and collect finance charges on the contract as part of the deferral agreement. If the customer's financial difficulty is not temporary and management believes the customer could continue to make payments at a lower payment amount, we may offer to rewrite the remaining obligation, extending the term and lowering the monthly payment obligation. In those cases, the principal balance generally remains unchanged while the interest rate charged to the customer generally increases. The use of extensions and rewrites help mitigate financial loss in those cases where management believes the customer will recover from short-term financial difficulty and resume regularly scheduled payments or can fulfill the obligation with lower payments over a longer period. Before offering an extension or rewrite, collection personnel evaluate and take into account the capacity of the customer to meet the revised payment terms. Generally, we do not consider extensions that fall within our policy guidelines to represent more than an insignificant delay in payment and, therefore, they are not considered TDRs. Although the granting of an extension could delay the eventual charge-off of an account, typically we are able to repossess and sell the related collateral, thereby mitigating the loss. At December 31, 2016, 9.4% of the total amount outstanding in the servicing portfolio had been granted an extension or was rewritten compared to 7.4% at December 31, 2015.
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
At December 31, 2016, and 2015, our total consumer automotive serviced portfolio was $82.6 billion and $84.8 billion, respectively, compared to our consumer automotive on-balance sheet serviced portfolio of $77.0 billion and $80.0 billion. Refer to Note 12 to the Consolidated Financial Statements for further information regarding servicing activities.
Remarketing and Sales of Leased Vehicles
When we acquire a consumer lease, we assume ownership of the vehicle from the dealer. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. Our ability to efficiently process and effectively market off-lease vehicles affects the disposal costs and the proceeds realized from vehicle sales. Our methods of vehicle sales at lease termination primarily include the following:

•
Sale to dealer — After the lessee declines an option to purchase the off-lease vehicle, the dealer who accepts the returned off-lease vehicle has the opportunity to purchase the vehicle directly from us at a price we define.

•
Internet auctions — Once the lessee and dealer decline their options to purchase, we offer off-lease vehicles to dealers and certain other third parties through our proprietary internet site (SmartAuction). This internet sales program seeks to maximize the net sales proceeds from off-lease vehicles by reducing the time between vehicle return and ultimate disposition, reducing holding costs, and broadening the number of prospective buyers. We use the internet auction ourselves, and also maintain the internet auction site and administer the auction process for third-party use. We earn a service fee for every third-party vehicle sold through SmartAuction. In 2016, approximately 364,000 vehicles were sold through the internet site.

•
Physical auctions — We dispose of our off-lease vehicles not purchased at termination by the lease consumer or dealer or sold on an internet auction through traditional third-party, physical auctions. We are responsible for handling decisions at the auction including arranging for inspections, authorizing repairs and reconditioning, and determining whether bids received at auction should be accepted.

We employ an internal team, including statisticians, to manage our analysis of projected used vehicle values and residual risk. This team aids in the pricing of new leases, managing the disposal process including vehicle concentration risk, geographic optimization of vehicles to maximize gains, disposal platform (internet vs physical), and evaluating our residual risk on a real time basis. This team tracks mar

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

ket movements of used vehicles using data down to the VIN level including trim and options, vehicle age, mileage, and seasonality factors that we feel are more relevant than other published indices (Manheim, NADA, etc.) as we analyze data at the vehicle level using characteristics that drive the most impactful area of the used vehicle market; vehicles up to four years old. This analysis also includes vehicles sold on Ally's SmartAuction platform, but also sales at Manheim, ADESA, and over 200 independent physical auction sites. We believe this analysis gives us a competitive advantage over our peers.
Commercial Automotive Financing
Automotive Wholesale Dealer Financing
One of the most important aspects of our dealer relationships is supporting the sale of vehicles through wholesale floorplan financing. We primarily support automotive finance purchases by dealers of new and used vehicles manufactured or distributed before sale or lease to the retail customer. Wholesale floorplan automotive financing, including syndicated loan arrangements, represents the largest portion of our commercial financing business and is the primary source of funding for dealers' purchases of new and used vehicles.
Wholesale credit is arranged through lines of credit extended to individual dealers. Wholesale floorplan loans are secured by the vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral (e.g., blanket lien over all dealership assets) and/or other credit enhancements (e.g., personal guarantees from dealership owners) are oftentimes obtained to further mitigate credit risk. Furthermore, we benefit from automotive manufacturer repurchase arrangements, which serve as an additional layer of protection in the event of repossession of dealership inventory and/or dealership franchise termination. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. Interest on wholesale automotive financing is generally payable monthly. The majority of wholesale automotive financing is structured to yield interest at a floating rate indexed to London interbank offer rate (LIBOR) or the Prime Rate. The rate for a particular dealer is based on, among other things, competitive factors, the size of the account, and the dealer’s creditworthiness. Additionally, we make incentive payments to certain commercial automotive wholesale borrowers under our Ally Dealer Rewards Program and account for these payments as a reduction to interest income in the period they are earned.
Under the terms of the credit agreement with the dealer, we may demand payment of interest and principal on wholesale credit lines at any time. However, unless we terminate the credit line or the dealer defaults or the risk and exposure warrant, we generally require payment of the principal amount financed for a vehicle upon its sale or lease by the dealer to the customer.
Commercial Wholesale Financing Volume
The following table summarizes the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles.

	Average balance
Year ended December 31, ($ in millions)	2016	2015	2014
GM new vehicles	$15,492	$15,050	$16,736
Chrysler new vehicles	9,097	8,356	7,658
Growth new vehicles	4,182	3,580	3,039
Used vehicles	3,935	3,478	3,129
Total commercial wholesale finance receivables	$32,706	$30,464	$30,562
Commercial wholesale financing average volume increased $2.2 billion during the year ended December 31, 2016, compared to 2015, primarily due to higher floorplan assets and an increase in trucks and sport utility vehicles which have higher average prices than cars. The increase in floorplan assets is primarily driven by higher average vehicle prices.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term loans and automotive fleet financing. Automotive dealer term loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate and/or other dealership assets, and are typically personally guaranteed by the individual owners of the dealership. Automotive dealer loans, inclusive of our commercial lease portfolio, increased $0.6 billion to an average of $5.2 billion for the year ended December 31, 2016, compared to an average of $4.6 billion in 2015. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. In 2016, we began offering collateralized financing to mid-market companies, corporations, and municipalities for the acquisition of transportation assets including tractors and trailers, among other things.
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

Year ended December 31, ($ in millions)	2016	2015	2014	Favorable/(unfavorable) 2016–2015 % change	Favorable/(unfavorable) 2015–2014 % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$945	$940	$979	1	(4)
Investment income, net (a)	136	134	194	1	(31)
Other income	16	16	12	—	33
Total insurance premiums and other income	1,097	1,090	1,185	1	(8)
Expense
Insurance losses and loss adjustment expenses	342	293	410	(17)	29
Acquisition and underwriting expense
Compensation and benefits expense	68	68	63	—	(8)
Insurance commissions expense	389	378	374	(3)	(1)
Other expenses	141	140	141	(1)	1
Total acquisition and underwriting expense	598	586	578	(2)	(1)
Total expense	940	879	988	(7)	11
Income from continuing operations before income tax expense	$157	$211	$197	(26)	7
Total assets	$7,172	$7,053	$7,190	2	(2)
Insurance premiums and service revenue written	$948	$977	$1,023	(3)	(4)
Combined ratio (b)	98.7%	92.8%	100.2%

(a)
Includes realized gains on investments of $84 million, $85 million, and $143 million for the years ended December 31, 2016, 2015, and 2014, respectively; and interest expense of $47 million, $50 million, and $54 million, for the years ended December 31, 2016, 2015, and 2014, respectively.

(b)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other fee income.

2016 Compared to 2015
Our Insurance operations earned income from continuing operations before income tax expense of $157 million for the year ended December 31, 2016, compared to $211 million for the year ended December 31, 2015. The decrease for the year ended December 31, 2016, was primarily due to higher weather-related losses driven by severe hailstorms.
Insurance premiums and service revenue earned was $945 million for the year ended December 31, 2016, compared to $940 million for the year ended December 31, 2015. The increase for the year ended December 31, 2016, was primarily due to increased wholesale earned premium, partially offset by increased dealer reinsurance participation, and lower VSC volume.
Insurance losses and loss adjustment expenses totaled $342 million for the year ended December 31, 2016, compared to $293 million for the same period in 2015. The increase was due to higher weather-related losses driven by severe hailstorms. The same higher weather-related losses drove the increase in the combined ratio to 98.7% for the year ended December 31, 2016, compared to 92.8% for the year ended December 31, 2015. Higher weather-related losses were partially offset by a decrease in non-weather-related losses driven by lower loss experience for VSC products.
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
Premium and Service Revenue Written
The following table shows premium and service revenue written by insurance product.

Year ended December 31, ($ in millions)	2016	2015	2014
Vehicle service contracts
New retail	$444	$436	$422
Used retail	427	485	509
Reinsurance (a)	(189)	(178)	(152)
Total vehicle service contracts (b)	682	743	779
Wholesale	191	169	186
Other finance and insurance (c)	75	65	58
Total	$948	$977	$1,023

(a)	Reinsurance represents the transfer of premiums and risk from an Ally insurance company to a third-party insurance company.

(b)	VSC revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern.

(c)	Other finance and insurance includes GAP coverage, excess wear and tear, and other ancillary products.
Insurance premiums and service revenue written was $948 million for the year ended December 31, 2016, compared to $977 million in 2015. The decrease was primarily due to increased dealer reinsurance participation and lower VSC volume, partially offset by an increase in wholesale premiums.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

December 31, ($ in millions)	2016	2015
Cash
Noninterest-bearing cash	$273	$293
Interest-bearing cash	612	995
Total cash	885	1,288
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	299	269
U.S. States and political subdivisions	744	698
Foreign government	162	177
Agency mortgage-backed residential	633	268
Mortgage-backed residential	227	387
Mortgage-backed commercial	39	39
Asset-backed	6	6
Corporate debt	1,443	1,204
Total debt securities	3,553	3,048
Equity securities	595	717
Total available-for-sale securities	4,148	3,765
Total cash and securities	$5,033	$5,053

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

Year ended December 31, ($ in millions)	2016	2015	2014	Favorable/(unfavorable) 2016–2015 % change	Favorable/(unfavorable) 2015–2014 % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$250	$177	$119	41	49
Interest expense	153	120	83	(28)	(45)
Net financing revenue and other interest income	97	57	36	70	58
Provision for loan losses	(4)	7	3	157	(133)
Noninterest expense
Compensation and benefits expense	13	5	2	(160)	(150)
Other operating expenses	54	34	19	(59)	(79)
Total noninterest expense	67	39	21	(72)	(86)
Income from continuing operations before income tax expense	$34	$11	$12	n/m	(8)
Total assets	$8,307	$6,461	$3,542	29	82
n/m = not meaningful
2016 Compared to 2015
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $34 million for the year ended December 31, 2016, compared to $11 million for the year ended December 31, 2015. The increase was primarily due to an increase in net financing revenue and other interest income driven by increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans, offset by an increase in interest expense due to higher funding costs for the larger loan portfolio. In addition, the provision for loan losses was favorable due to lower reserve requirements as the portfolio seasoned and reserves were aligned to more favorable loss experience. The increase in income from continuing operations before income tax expense was partially offset by higher noninterest expense to support our bulk acquisition strategy and the launch of direct mortgage originations.
Net financing revenue and other interest income was $97 million for the year ended December 31, 2016, compared to $57 million for the year ended December 31, 2015. The increase in net financing revenue and other interest income was primarily due to increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans. During the year ended December 31, 2016, we purchased $3.7 billion of mortgage loans that were originated by third parties compared to purchases of $4.1 billion in 2015. The increase in net financing revenue and other interest income was partially offset by an increase in interest expense as a result of higher funding costs also driven by the larger loan portfolio.
The provision for loan losses decreased $11 million for the year ended December 31, 2016, compared to the same period in 2015. The decrease was primarily due to lower reserve requirements as the portfolio seasoned and reserves were aligned to more favorable loss experience.
Total noninterest expense was $67 million for the year ended December 31, 2016, compared to $39 million for the year ended December 31, 2015. The increase was primarily due to higher noninterest expense to support our bulk acquisition strategy and the launch of direct mortgage originations.
2015 Compared to 2014
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $11 million for the year ended December 31, 2015, compared to $12 million for the year ended December 31, 2014. The decrease was primarily due to increases in the provision for loan losses, as a result of growth in asset balances due to bulk mortgage purchases during the year, and an increase in noninterest expense to support growth of the business. The decrease was partially offset by an increase in net financing revenue and other interest income also driven by portfolio growth.
Net financing revenue and other interest income was $57 million for the year ended December 31, 2015, compared to $36 million in 2014. The increase in net financing revenue and other interest income was primarily due to loan portfolio growth as a result of bulk acquisitions of mortgage loans and lower interest expense as a result of lower funding costs.
The provision for loan losses was $7 million for the year ended December 31, 2015, compared to $3 million in 2014. The increase was primarily due to higher reserves as a result of portfolio growth.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Total noninterest expense was $39 million for the year ended December 31, 2015, compared to $21 million in 2014. The increase was primarily due to increases in compensation and benefits expense and overhead expenses as a result of portfolio growth.
The following table presents the net unpaid principal balance (UPB), net UPB as a percentage of total, weighted average coupon (WAC), premium net of discounts, loan-to-value (LTV), and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
December 31, 2016
Adjustable-rate	$2,488	31	3.34%	$42	57.94%	773
Fixed-rate	5,633	69	4.02	131	60.47	772
Total	$8,121	100	3.81	$173	59.69	772
December 31, 2015
Adjustable-rate	$2,268	36	3.35%	$37	58.52%	771
Fixed-rate	4,021	64	4.10	87	61.42	768
Total	$6,289	100	3.83	$124	60.37	769

(a)	Represents UPB net of charge-offs.

(b)	Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.

(c)	Updated to reflect changes in credit score since loan origination.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

($ in millions)	2016	2015	2014	Favorable/(unfavorable) 2016–2015 % change	Favorable/(unfavorable) 2015–2014 % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$192	$143	$116	34	23
Interest expense	71	54	57	(31)	5
Net financing revenue and other interest income	121	89	59	36	51
Total other revenue	26	25	32	4	(22)
Total net revenue	147	114	91	29	25
Provision for loan losses	10	9	(16)	(11)	(156)
Noninterest expense
Compensation and benefits expense	38	32	29	(19)	(10)
Other operating expenses	28	23	14	(22)	(64)
Total noninterest expense	66	55	43	(20)	(28)
Income from continuing operations before income tax expense	$71	$50	$64	42	(22)
Total assets	$3,183	$2,677	$1,870	19	43
2016 Compared to 2015
Our Corporate Finance operations earned income from continuing operations before income tax expense of $71 million for the year ended December 31, 2016, compared to $50 million for the year ended December 31, 2015. The increase was a result of higher net financing revenue and other interest income due primarily to asset growth. The increase was partially offset by higher compensation and benefits and other operating expenses to support the growth of the business.
Net financing revenue and other interest income was $121 million for the year ended December 31, 2016, compared to $89 million for the year ended December 31, 2015. The increase was primarily due to asset growth across all business segments in line with our growth strategy, which resulted in a 24% increase in the gross carrying value of finance receivables and loans as of December 31, 2016, compared to December 31, 2015.
Other revenue was $26 million for the year ended December 31, 2016, compared to $25 million for the year ended December 31, 2015. The increase was due to higher equity investment income, partially offset by lower loan syndication income.
The provision for loan losses increased $1 million for the year ended December 31, 2016, compared to 2015. The increase was primarily due to lower recoveries on nonaccrual loan exposures in 2016, compared to 2015.
Total noninterest expense was $66 million for the year ended December 31, 2016, compared to $55 million for the year ended December 31, 2015. The increase was primarily due to higher expenses to support the growth of the business.
2015 Compared to 2014
Our Corporate Finance operations earned income from continuing operations before income tax expense of $50 million for the year ended December 31, 2015, compared to $64 million for the year ended December 31, 2014. The decrease was primarily driven by lower recoveries of previously charged-off loans compared to 2014, as well as increased reserves due primarily to higher asset levels, and an increase in noninterest expense. The decrease was partially offset by higher net financing revenue and other interest income primarily due to asset growth.
Net financing revenue and other interest income increased $30 million for the year ended December 31, 2015, compared to 2014. The increase was primarily due to asset growth across all business segments in line with our growth strategy, as well as lower funding costs resulting from the transition of the business into Ally Bank in May 2014.
Other revenue decreased by $7 million for the year ended December 31, 2015, compared to 2014. The decrease is primarily due to lower gains on equity investments in 2015, and the recognition of fee income related to the payoff of a nonaccrual loan exposure that occurred during 2014. The decrease was partially offset by higher syndication income in 2015.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The provision for loan losses increased $25 million for the year ended December 31, 2015, compared to 2014. The increase was primarily due to lower recoveries of previously charged-off loans compared to 2014, as well as increased reserves due primarily to asset growth.
Total noninterest expense increased by $12 million for the year ended December 31, 2015, compared to 2014. The increase was primarily driven by the nonrecurring favorable impact from the release of a reserve for an off-balance sheet exposure in 2014, and increased expenses related to obtaining deposit-based funding from Ally Bank and growth of the business.
Credit Portfolio
The following table presents loans held-for-sale, the gross carrying value of finance receivables and loans outstanding, and unfunded commitments to lend of our Corporate Finance operations.

December 31, ($ in millions)	2016	2015
Loans held-for-sale, net	$—	$105
Finance receivables and loans	$3,180	$2,568
Unfunded lending commitments (a)	$1,483	$1,136

(a)
Includes unused revolving credit line commitments for loans held-for-sale and finance receivables and loans, signed commitment letters, and standby letter of credit facilities, which are issued on behalf of clients and may contingently require us to make payments to a third-party beneficiary should the client fail to fulfill a contractual commitment.

The following table presents the percentage of total finance receivables and loans of our Corporate Finance operations by industry concentration. The finance receivables and loans are reported at gross carrying value.

December 31,	2016	2015
Industry
Services	27.4%	22.8%
Automotive and transportation	13.5	7.1
Health services	12.0	13.4
Wholesale	8.9	9.7
Other manufactured products	8.8	10.2
Machinery, equipment, and electronics	6.6	8.5
Chemicals and metals	5.8	13.4
Retail trade	5.1	3.8
Food and beverages	4.2	2.8
Paper, printing, and publishing	3.2	3.6
Other	4.5	4.7
Total finance receivables and loans	100.0%	100.0%

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Corporate and Other
The following table summarizes the activities of Corporate and Other. Corporate and Other primarily consists of activity related to centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments which primarily consist of FHLB and FRB stock, the management of our legacy mortgage portfolio which primarily consists of loans originated prior to January 1, 2009, the activity related to TradeKing since acquisition, and reclassifications and eliminations between the reportable operating segments.

Year ended December 31, ($ in millions)	2016	2015	2014	Favorable/(unfavorable) 2016–2015 % change	Favorable/(unfavorable) 2015–2014 % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$378	$361	$408	5	(12)
Interest expense
Original issue discount amortization	78	62	189	(26)	67
Other interest expense	337	212	316	(59)	33
Total interest expense	415	274	505	(51)	46
Net financing revenue and other interest income (a)	(37)	87	(97)	(143)	190
Other revenue (expense)
(Loss) gain on mortgage loans, net	(6)	68	(3)	(109)	n/m
Loss on extinguishment of debt	(5)	(357)	(202)	99	(77)
Other gain on investments, net	101	70	38	44	84
Other income, net of losses	72	68	18	6	n/m
Total other revenue (expense)	162	(151)	(149)	n/m	(1)
Total net revenue	125	(64)	(246)	n/m	74
Provision for loan losses	(13)	(5)	(72)	160	(93)
Total noninterest expense (b)	199	155	282	(28)	45
Loss from continuing operations before income tax expense	$(61)	$(214)	$(456)	71	53
Total assets	$28,719	$26,754	$25,841	7	4
n/m = not meaningful

(a)	Refer to the table that follows for further details on the components of net financing revenue and other interest income.

(b)
Includes a reduction of $770 million, $755 million, and $759 million for the years ended December 31, 2016, 2015, 2014, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

The following table summarizes the components of net financing revenue and other interest income for Corporate and Other.

At and for the year ended December 31, ($ in millions)	2016	2015	2014
Original issue discount amortization (a)	$(78)	$(62)	$(189)
Net impact of the funds-transfer pricing methodology	9	118	68
Other (including legacy mortgage net financing revenue and other interest income)	32	31	24
Net financing revenue and other interest income for Corporate and Other	$(37)	$87	$(97)
Outstanding original issue discount balance	$1,326	$1,391	$1,415

(a)	Amortization is included as interest on long-term debt in the Consolidated Statement of Income.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the scheduled remaining amortization of the original issue discount at December 31, 2016.

Year ended December 31, ($ in millions)	2017	2018	2019	2020	2021	2022 and thereafter (a)	Total
Original issue discount
Outstanding balance	$1,235	$1,134	$1,095	$1,056	$1,013	$—
Total amortization (b)	91	101	39	39	43	1,013	$1,326

(a)	The maximum annual scheduled amortization for any individual year is $153 million in 2030.

(b)	The amortization is included as interest on long-term debt on the Consolidated Statement of Income.
2016 Compared to 2015
Loss from continuing operations before income tax expense for Corporate and Other was $61 million for the year ended December 31, 2016, compared to a loss of $214 million for the year ended December 31, 2015. The decrease in loss for the year ended December 31, 2016, was primarily due to a decrease in loss on extinguishment of debt due to debt tender offers in 2015, an increase in gain on investments related to increased sales of debt securities, and a decrease in the provision for loan losses as a result of lower net charge-offs due to runoff of the legacy mortgage portfolio. The decrease in loss was partially offset by an increase in interest expense driven by increased LIBOR rates, an increase in interest on deposits resulting from deposit growth, and nonrecurring favorable debt hedging activity in 2015, partially offset by favorable refinancing activity related to unsecured debt and a decrease in secured debt volume. Additionally, the decrease in loss was offset by a decrease in gain on mortgage loans due to nonrecurring sales of legacy TDR mortgage loans in 2015 and an increase in noninterest expense due primarily to the TradeKing integration and operations and higher FDIC deposit fees.
Interest expense was $415 million for the year ended December 31, 2016, compared to $274 million for the year ended December 31, 2015. The increase was primarily driven by increased LIBOR rates, an increase in interest on deposits resulting from deposit growth, and nonrecurring favorable debt hedging activity in 2015. The increase was partially offset by favorable refinancing activity related to unsecured debt and a decrease in secured debt volume.
Net loss on mortgage loans was $6 million for the year ended December 31, 2016, compared to a net gain of $68 million for the year ended December 31, 2015. The change was primarily due to nonrecurring sales of legacy TDR mortgage loans in 2015.
Loss on extinguishment of debt was $5 million for the year ended December 31, 2016, compared to $357 million for the year ended December 31, 2015. The decrease in loss was due to nonrecurring debt tender offers in 2015.
Other gain on investments was $101 million for the year ended December 31, 2016, compared to $70 million for the year ended December 31, 2015. The increase was due primarily to an increase in sales of securities compared to the same periods in 2015.
The provision for loan losses decreased $8 million for the year ended December 31, 2016, compared to the same period in 2015, as a result of lower net charge-offs as the legacy mortgage portfolio continues to run-off. The decrease was partially offset by nonrecurring reserve releases in 2015.
Noninterest expense was $199 million for the year ended December 31, 2016, compared to $155 million for the year ended December 31, 2015. The increase was primarily due to increased expenses from the TradeKing integration and operations and higher FDIC deposit fees.
Total assets were $28.7 billion as of December 31, 2016, compared to $26.8 billion as of December 31, 2015. The increase was primarily the result of growth of our available-for-sale and held-to-maturity securities portfolios as well as the June 1, 2016 acquisition of TradeKing. At December 31, 2016, the total assets of TradeKing were $299 million. The increase was partially offset by the continued runoff of our legacy mortgage portfolio. At December 31, 2016, the gross carrying value of the legacy mortgage portfolio was $2.8 billion, compared to $3.4 billion at December 31, 2015.
2015 Compared to 2014
Loss from continuing operations before income tax expense for Corporate and Other was $214 million for the year ended December 31, 2015, compared to $456 million for the year ended December 31, 2014. The decrease in loss for the year ended December 31, 2015, was primarily due to an increase in net financing revenue and other interest income resulting from a decrease in interest expense, an increase in gain on sale of mortgage and automotive loans, net, due to sales of legacy TDR mortgage loans, and lower noninterest expense due to improvements in operating efficiencies. The decrease in loss was partially offset by an increase in loss on extinguishment of debt due to debt tender offers in 2015 and an increase in the provision for loan losses due to lower reserve releases on legacy mortgage assets compared to 2014 as a result of home price stabilization.
Net financing revenue and other interest income was $87 million for the year ended December 31, 2015, compared to a loss of $97 million for the year ended December 31, 2014. The increase was primarily due to decreases in interest on long term debt and OID amortization due to the maturity and repayment of higher-cost legacy debt and other asset liability management activity. The decreases in interest expense were partially offset by a decrease in financing revenue related to legacy consumer mortgage lending as a result of our exit in 2013 of all nonstrategic mortgage-related activities, and an increase in interest on deposits due to deposit growth.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Net gain on mortgage and automotive loans was $68 million for the year ended December 31, 2015, compared to a loss of $3 million for the year ended December 31, 2014. The increase was primarily due to gains on sales of legacy TDR mortgage loans in 2015, which totaled $677 million of unpaid principal balance at the time of sales.
Loss on extinguishment of debt was $357 million for the year ended December 31, 2015, compared to $202 million for the year ended December 31, 2014. The increase was due to debt tender offers. During the first half of 2015, we completed two tender offers to buy back a total of $1.8 billion of our high-coupon debt, resulting in a total loss on extinguishment of debt of $345 million.
The provision for loan losses increased $67 million for the year ended December 31, 2015, compared to 2014. The increase was primarily due to lower reserve releases on legacy mortgage assets compared to 2014 as a result of home price stabilization.
Noninterest expense was $155 million for the year ended December 31, 2015, compared to $282 million for the year ended December 31, 2014. The decrease was primarily due to overall streamlining of the company through increased operating efficiencies and headcount reductions in centralized support functions, resulting in decreased compensation and benefits and overhead expenses.
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

December 31, ($ in millions)	2016	2015
Cash
Noninterest-bearing cash	$1,249	$1,829
Interest-bearing cash	3,770	3,232
Total cash	5,019	5,061
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,321	1,472
U.S. States and political subdivisions	38	18
Mortgage-backed residential	1,870	2,435
Agency mortgage-backed residential	9,657	7,276
Mortgage-backed commercial	498	442
Asset-backed	1,394	1,749
Total available-for-sale securities	14,778	13,392
Total held-to-maturity securities	789	—
Total cash and securities	$20,586	$18,453
TradeKing
On June 1, 2016, we acquired 100% of the equity of TradeKing a digital wealth management company with an online broker-dealer, digital portfolio management platform, and educational content. The addition of brokerage and wealth management is a natural extension of our online banking franchise, creating a full suite of financial products for savings and investments. The following table presents the trading days and average customer trades per day during each respective quarter and the number of funded accounts, total net customer assets, and total customer cash balances as of the end of each full quarter since acquisition for TradeKing's online broker-dealer.

	4th Quarter 2016	3rd Quarter 2016
Trading days (a)	62.5	64
Average customer trades per day (in thousands)	18	17
Funded accounts (b) (in thousands)	244	240
Total net customer assets ($ in millions)	$4,771	$4,678
Total customer cash balances ($ in millions)	$1,253	$1,177

(a)	Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.

(b)	Represents open and funded brokerage accounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Risk Management
Managing the risk/reward trade-off is a fundamental component of operating our businesses. Our risk management program is overseen by the Ally Board of Directors (the Board), various risk committees, the executive leadership team, and our associates. The Risk and Compliance Committee of the Board (RCC), together with the Board, sets the risk appetite across our company while the risk committees, executive leadership team, and our associates identify, ensure, and monitor current and emerging risks and manage those risks to be within our risk appetite. Ally's primary types of risk include credit, lease residual, market, operational, insurance/underwriting, business/strategic, reputation, and liquidity.

•	Credit risk — The risk of loss arising from an obligor not meeting its contractual obligations to Ally.

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

•
Business/Strategic risk — The risk resulting from the pursuit of business plans that turn out to be unsuccessful because of, for example, uninformed business decisions, inadequate resource allocation, or failure to respond well to changes in the business and competitive environment.

•	Reputation risk — The risk to earnings or capital arising from negative public opinion.

•
Liquidity risk — The risk that our financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet our financial obligations, and to withstand unforeseen liquidity stress events (refer to discussion in the section titled Liquidity Management, Funding, and Regulatory Capital within this MD&A).

While risk oversight is ultimately the responsibility of the Board, our governance structure starts within each line of business, including committees established to oversee risk in their respective areas. The lines of business are responsible for executing on risk strategies, policies, and controls that are fundamentally sound and compliant with enterprise risk management policies and with applicable laws and regulations. The line of business risk committees, which report up to the RCC, ensure and monitor the performance within each portfolio and determine whether to amend any risk practices based upon portfolio trends.
The Enterprise Risk Management and Compliance organizations are accountable for independently identifying, monitoring, measuring, and reporting on our various risks, and they are responsible for designing an effective risk management framework and structure. They are also responsible for ensuring and monitoring that our risks remain within the tolerances established by the Board, developing and maintaining policies, and implementing risk management strategies and processes to mitigate risk. In addition, the Enterprise Risk Management Committee (ERMC) established by the Chief Risk Officer is responsible for oversight of senior management’s responsibility to manage Ally’s risk profile within risk appetite and tolerances set by the RCC and for implementing Ally’s risk and compliance programs. The Chief Risk Officer reports to the chair of the RCC, as well as the Chief Executive Officer.
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
In addition, our Loan Review Group provides an independent assessment of the quality of our credit risk portfolios and credit risk management practices, and all lines of business and corporate functions that create or influence credit risk are subject to full and unrestricted reviews by the Loan Review Group. This group also is granted free and unrestricted access to any and all of our records, physical properties, technologies, management, and employees and reports its findings directly to the RCC and the Ally Financial Inc. General Auditor. The findings of this group help to strengthen our risk management practices and processes throughout the organization.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

December 31, ($ in millions)	2016	2015
Finance receivables and loans
Automotive Finance	$104,646	$99,187
Mortgage Finance	8,294	6,413
Corporate Finance	3,180	2,568
Corporate and Other (a)	2,824	3,432
Total finance receivables and loans	118,944	111,600
Loans held-for-sale
Corporate Finance	—	105
Total on-balance sheet loans	118,944	111,705
Off-balance sheet securitized loans
Automotive Finance (b)	2,392	2,529
Whole-loan sales
Automotive Finance (b)	3,164	2,252
Operating lease assets
Automotive Finance	11,470	16,271
Total loan and lease exposure	$135,970	$132,757
Serviced loans and leases
Automotive Finance	$121,480	$119,808
Mortgage Finance	8,294	6,413
Corporate Finance	2,991	2,532
Corporate and Other	2,757	3,360
Total serviced loans and leases	$135,522	$132,113

(a)	Includes $2.8 billion and $3.4 billion of consumer mortgage loans in our Mortgage — Legacy portfolio at December 31, 2016, and December 31, 2015, respectively.

(b)	Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.
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

•
Finance receivables and loans — Loans that we have the intent and ability to hold for the foreseeable future or until maturity, or loans associated with an on-balance sheet securitization classified as secured borrowing. Finance receivables and loans are reported at their gross carrying value, which includes the principal amount outstanding, net of unamortized deferred fees and costs on originated loans, unamortized premiums and discounts on purchased loans, unamortized basis adjustments arising from the designation of finance receivables and loans as the hedged item in qualifying fair value hedge relationships, and cumulative principal charge-offs. We refer to the gross carrying value less the allowance for loan loss as the net carrying value in finance receivables and loans. We manage the economic risks of these exposures, including credit risk, by adjusting underwriting standards and risk limits, augmenting our servicing and collection activities (including loan modifications and restructurings), and optimizing our product and geographic concentrations. Additionally, we may elect to account for certain mortgage loans at fair value. Changes in the fair value of these loans are recognized in a valuation allowance separate from the allowance for loan losses and are reflected in current period earnings. We use market-based instruments, such as derivatives, to hedge changes in the fair value of these loans.

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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

•
Off-balance sheet securitized loans — Loans that we transfer off-balance sheet to nonconsolidated variable interest entities. Our exposure is primarily limited to customary representation and warranty provisions. Similar to finance receivables and loans, we manage the economic risks of these exposures through activities including servicing and collections.

•
Whole-loan sales — Loans that we transfer off-balance sheet to third-party investors. Our exposure is primarily limited to customary representation and warranty provisions. Similar to finance receivables and loans, we manage the economic risks of these exposures through activities including servicing and collections.

•
Operating lease assets — The net book value of the automotive assets we lease includes the expected residual values upon remarketing the vehicles at the end of the lease and is reported net of accumulated depreciation. We are exposed to fluctuations in the expected residual value upon remarketing the vehicle at the end of the lease, and as such at contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. Periodically, we revise the projected value of the lease vehicle at termination based on current market conditions and adjust depreciation expense appropriately over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense. The balance sheet reflects both the lease asset as well as any associated rent receivables. The lease rent receivable is accrued when collection is reasonably assured and presented as a component of other assets. The lease asset is reviewed for impairment in accordance with applicable accounting standards.

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
Since the end of 2014, we have experienced growth in our consumer retail automotive loan portfolio and a significant reduction in lease assets. This shift in our portfolio mix has contributed to an increase in provision expense for loan losses. Consumer lease residuals are not included in the allowance for loan losses as changes in the expected residual values on consumer leases are included in depreciation expense over the remaining life of the lease. However, our risk to future fluctuations in used vehicle values is diminishing as our lease assets have declined materially and will continue to decline as the number of leases terminating currently is significantly larger than the number of new leases being originated. All leases are exposed to potential reductions in used vehicle values, while only those loans where we take possession of the vehicle are affected by potential reductions in used vehicle values. Operating lease assets, net of accumulated depreciation decreased $4.8 billion to $11.5 billion at December 31, 2016, from $16.3 billion at December 31, 2015.
Credit Risk Management
Credit risk is defined as the risk of loss arising from an obligor not meeting its contractual obligations to Ally. Therefore, credit risk is a major source of potential economic loss to us. Credit risk is monitored by several groups and functions throughout the organization, including enterprise and line of business committees and the risk management function. Together, they oversee credit decisioning, account servicing activities, and credit risk management processes, and monitor credit risk exposures to ensure they are managed in a safe-and-sound manner and are within our risk appetite. In addition, our Loan Review Group provides an independent assessment of the quality of our credit portfolios and credit risk management practices, and directly reports its findings to the RCC and the Ally Financial Inc. General Auditor on a regular basis.
To mitigate risk, we have implemented specific policies and practices across all lines of business, utilizing both qualitative and quantitative analyses. This reflects our commitment to maintain an independent and ongoing assessment of credit risk and credit quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan and lease portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, segments of the portfolios that are potential problem areas, loans and leases with potential credit weaknesses, and the assessment of the adequacy of internal credit risk policies and procedures to ensure and monitor compliance with relevant laws and regulations. Our consumer and commercial loan and lease portfolios are subject to regular stress tests that are based on plausible, but unexpected, economic scenarios to ensure that we can withstand a severe economic downturn. In addition, we establish and maintain underwriting policies and volume based guardrails across our portfolios and higher risk segments (e.g., nonprime) based on our risk appetite.
We manage credit risk based on the risk profile of the borrower, the source of repayment, the underlying collateral, and current market conditions. We monitor the credit risk profile of individual borrowers and the aggregate portfolio of borrowers either within a designated geographic region or a particular product or industry segment. We perform quarterly analyses of the consumer automotive, consumer mortgage, and commercial portfolios using a range of indicators to assess the adequacy of the allowance for loan losses based on historical and current trends. Refer to Note 9 to the Consolidated Financial Statements for additional information.
Additionally, we utilize numerous collection strategies to mitigate loss and provide ongoing support to customers in financial distress. For automotive loans, we work with customers when they become delinquent on their monthly payment. In lieu of repossessing their vehicle,

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

we may offer several types of assistance to aid our customers based on their willingness and ability to repay their loan. Loss mitigation may include extension of the loan maturity date and rewriting the loan terms. For mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. Numerous initiatives are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates.
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
We closely monitor macro-economic trends given the nature of our business and the potential impacts on our exposure to credit risk. During 2016, the U.S. economy continued to modestly expand and consumer confidence remained strong. The labor market remained strong during the year, with nonfarm payrolls increasing and the annual unemployment rate falling to 4.7% as of December 31, 2016. Within the U.S. automotive market, new light vehicle sales remained at historic highs but were relatively flat year over year at 17.5 million for the year ended December 31, 2016. We experienced downward pressure on used vehicle values in 2016 and expect that to continue in 2017.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and loans held-for-sale. At December 31, 2016, this primarily included $104.6 billion of automotive finance receivables and loans and $11.1 billion of mortgage finance receivables and loans. Our ongoing Mortgage Finance operations include the management of our held-for-investment mortgage loan portfolio. During the year ended December 31, 2016, we continued to execute bulk purchases of high-quality jumbo and LMI mortgage loans. In late 2016, we also introduced limited direct mortgage originations.
The following table presents our total on-balance sheet consumer and commercial finance receivables and loans.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
December 31, ($ in millions)	2016	2015	2016	2015	2016	2015
Consumer
Finance receivables and loans
Loans at gross carrying value	$76,843	$74,065	$697	$603	$—	$—
Loans at fair value	—	—	—	—	—	—
Total finance receivables and loans	76,843	74,065	697	603	—	—
Loans held-for-sale	—	—	—	—	—	—
Total consumer loans (b)	76,843	74,065	697	603	—	—
Commercial
Finance receivables and loans
Loans at gross carrying value	42,101	37,535	122	77	—	—
Loans held-for-sale	—	105	—	—	—	—
Total commercial loans	42,101	37,640	122	77	—	—
Total on-balance sheet loans	$118,944	$111,705	$819	$680	$—	$—

(a)	Includes nonaccrual TDR loans of $286 million and $277 million at December 31, 2016, and December 31, 2015, respectively.

(b)
Includes outstanding CSG loans of $6.7 billion and $6.2 billion at December 31, 2016, and December 31, 2015, and RV loans of $1.7 billion and $1.5 billion at December 31, 2016, and December 31, 2015, respectively.

Total on-balance sheet loans outstanding at December 31, 2016, increased $7.2 billion to $118.9 billion from December 31, 2015, reflecting an increase of $4.5 billion in the commercial portfolio and an increase of $2.8 billion in the consumer portfolio. The increase in commercial on-balance sheet loans outstanding was primarily driven by the growth of wholesale floorplan finance receivables and the ongoing demand for automotive dealer term loans. The increase in consumer on-balance sheet loans was due in part by the increase in consumer automotive finance receivables and loans was primarily the result of our loan originations for the year outpacing portfolio runoff, partially offset by the completion of $4.3 billion in loan sales and off-balance sheet securitizations of higher credit quality assets. In addition, the increase in consumer mortgage finance receivables and loans was primarily due to the execution of bulk purchases of high-quality jumbo and LMI mortgage loans totaling $3.7 billion during the year ended December 31, 2016, which outpaced portfolio runoff.
Total TDRs outstanding at December 31, 2016, increased $38 million to $663 million from December 31, 2015. Refer to Note 9 to the Consolidated Financial Statements for additional information.
Total nonperforming loans at December 31, 2016, increased $139 million to $819 million from December 31, 2015, reflecting an increase of $94 million of consumer nonperforming loans and an increase of $45 million of commercial nonperforming loans. The increase in

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

total nonperforming loans from December 31, 2015, primarily reflects the broad range of credit and product characteristics of the consumer automotive portfolio as Ally continues to originate loans across a more diverse credit spectrum, combined with the downgrade of two accounts within the Corporate Finance portfolio. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements for additional information.
The following table includes consumer and commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2016	2015	2016	2015
Consumer	$802	$609	1.1%	0.9%
Commercial	(1)	—	—	—
Total finance receivables and loans at gross carrying value	$801	$609	0.7	0.6

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Net charge-offs were $801 million for the year ended December 31, 2016, compared to $609 million for the year ended December 31, 2015. The increase during the year ended December 31, 2016, was driven by the changing composition of the consumer automotive portfolio to a more profitable mix of business consistent with Ally’s underwriting strategy; higher average charge-offs due in part to higher unpaid principal balances at the time of charge-off and lower average sales proceeds on repossessed vehicles as compared to 2015; and the seasoning of consumer automotive accounts now entering their peak loss periods.
The following discussions titled Consumer Credit Portfolio and Commercial Credit Portfolio relate to consumer and commercial finance receivables and loans recorded at gross carrying value. Finance receivables and loans recorded at gross carrying value have an associated allowance for loan losses.
Consumer Credit Portfolio
Our consumer portfolio primarily consists of automotive loans, first mortgages, and home equity loans. Loan losses in our consumer portfolio are influenced by general business and economic conditions including unemployment rates, bankruptcy filings, and home and used vehicle prices. Additionally, our consumer credit exposure is significantly concentrated in automotive lending.
Credit risk management for the consumer portfolio begins with the initial underwriting and continues throughout a borrower's credit life cycle. We manage consumer credit risk through our loan origination and underwriting policies and the credit approval process. We use proprietary credit-scoring models to differentiate the expected default rates of credit applicants enabling us to better evaluate credit applications for approval and to tailor the pricing and financing structure according to this assessment of credit risk. We regularly review the performance of the credit scoring models and update them for historical information and current trends. These and other actions mitigate but do not eliminate credit risk. Improper evaluations of a borrower's creditworthiness, fraud, and/or changes in the applicant's financial condition after approval could negatively affect the quality of our portfolio, resulting in loan losses.
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
During the year ended December 31, 2016, the credit performance of the consumer portfolio reflected both our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, including used, higher LTV, extended term, Growth channel, nonprime, and nonsubvented finance receivables and loans, and our continued bulk purchases of high-quality jumbo and LMI mortgage loans. Within our consumer automotive portfolio, we have seen some deterioration in nonprime credit tiers compared to prime credit tiers. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 13.8% of our total consumer automotive loans at December 31, 2016, compared to approximately 14.0% at December 31, 2015. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes consumer finance receivables and loans recorded at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
December 31, ($ in millions)	2016	2015	2016	2015	2016	2015
Consumer automotive (b) (c)	$65,793	$64,292	$598	$475	$—	$—
Consumer mortgage
Mortgage Finance	8,294	6,413	10	15	—	—
Mortgage — Legacy	2,756	3,360	89	113	—	—
Total consumer finance receivables and loans	$76,843	$74,065	$697	$603	$—	$—

(a)	Includes nonaccrual TDR loans of $240 million and $233 million at December 31, 2016, and December 31, 2015, respectively.

(b)
Includes $43 million and $66 million of fair value adjustment for loans in hedge accounting relationships at December 31, 2016, and December 31, 2015, respectively. Refer to Note 22 to the Consolidated Financial Statements for additional information.

(c)
Includes outstanding CSG loans of $6.7 billion and $6.2 billion at December 31, 2016, and December 31, 2015, and RV loans of $1.7 billion and $1.5 billion at December 31, 2016, and December 31, 2015, respectively.

Total consumer outstanding finance receivables and loans increased $2.8 billion at December 31, 2016, compared with December 31, 2015. The increase in consumer automotive finance receivables and loans was primarily the result of our loan originations for the year outpacing portfolio runoff, partially offset by the completion of $4.3 billion in loan sales and off-balance sheet securitizations of higher credit quality assets. The increase in consumer mortgage finance receivables and loans was primarily due to growth in the Mortgage Finance portfolio due to the execution of bulk loan purchases, which outpaced total consumer mortgage portfolio runoff.
Total consumer nonperforming finance receivables and loans at December 31, 2016, increased $94 million to $697 million from December 31, 2015, reflecting an increase of $123 million of consumer automotive finance receivables and loans and a decrease of $29 million of consumer mortgage nonperforming finance receivables and loans. The increase in nonperforming consumer automotive finance receivables and loans reflects the broad range of credit and product characteristics of the overall portfolio as Ally continues to originate loans across a more diverse credit spectrum. The decrease in nonperforming consumer mortgage finance receivables and loans was primarily due to continued improvement in the macroeconomic environment, including increases in the house price index and low interest rates, as well as the liquidation of certain nonperforming accounts. Refer to Note 9 to the Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.9% and 0.8% at December 31, 2016, and December 31, 2015, respectively.
Consumer automotive loans accruing and past due 30 days or more increased $274 million to $2.2 billion at December 31, 2016, compared with December 31, 2015, primarily due to the more diverse range of credit and product characteristics reflected in the overall portfolio which is driven by our current underwriting strategy.
The following table includes consumer net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Net charge-offs		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2016	2015	2016	2015
Consumer automotive	$795	$578	1.2%	1.0%
Consumer mortgage
Mortgage Finance	—	2	—	—
Mortgage — Legacy	7	29	0.2	0.8
Total consumer finance receivables and loans	$802	$609	1.1	0.9

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer finance receivables and loans were $802 million for the year ended December 31, 2016, compared to $609 million for the year ended December 31, 2015. The increase during the year ended December 31, 2016, was driven by the changing composition of the consumer automotive portfolio to a more profitable mix of business consistent with Ally’s underwriting strategy; higher average charge-offs due in part to higher unpaid principal balances at the time of charge-off and lower average sales proceeds on repossessed vehicles as compared to 2015; and the seasoning of consumer automotive accounts now entering their peak loss periods.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

Year ended December 31, ($ in millions)	2016	2015
Consumer automotive (a)	$32,619	$36,306
Consumer mortgage	7	2
Total consumer loan originations	$32,626	$36,308

(a)	Includes $1.2 billion of loans originated as held-for-sale during the first quarter of 2015.
Total automotive-originated loans decreased $3.7 billion for the year ended December 31, 2016, compared to 2015, as we continued to execute our strategic focus of selective originations based on improved risk-adjusted returns.
The following table shows the percentage of total consumer finance receivables and loans recorded at gross carrying value by state concentration. Total consumer automotive loans were $65.8 billion and $64.3 billion at December 31, 2016, and December 31, 2015, respectively. Total mortgage and home equity loans were $11.1 billion and $9.8 billion at December 31, 2016, and December 31, 2015, respectively.

	2016 (a)		2015
December 31,	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
Texas	13.6%	6.6%	13.7%	6.2%
California	7.8	34.2	7.3	33.6
Florida	8.2	4.4	7.7	4.1
Pennsylvania	4.7	1.5	5.0	1.5
Illinois	4.3	3.4	4.4	4.1
Georgia	4.3	2.2	4.4	2.2
North Carolina	3.6	1.6	3.6	1.8
Ohio	3.5	0.5	3.7	0.6
New York	3.2	1.9	3.5	1.9
Michigan	2.7	1.9	3.1	2.4
Other United States	44.1	41.8	43.6	41.6
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2016.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in Texas and California, which represented an aggregate of 24.2% and 23.5% of our total outstanding consumer finance receivables and loans at December 31, 2016, and December 31, 2015, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily comprised of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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
Repossessed consumer automotive loan assets in our Automotive Finance operations at December 31, 2016, increased $13 million to $135 million from December 31, 2015. Foreclosed mortgage assets at December 31, 2016, increased $3 million to $13 million from December 31, 2015.
Commercial Credit Portfolio
Our commercial portfolio consists primarily of automotive loans (wholesale floorplan, dealer term loans including real estate loans, automotive fleet financing, and transportation and equipment financing), as well as other commercial loans. Wholesale floorplan loans are secured by the vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral (e.g., blanket lien over all dealership assets) and/or other credit enhancements (e.g., personal guarantees from dealership owners) are oftentimes obtained to further manage credit risk. Furthermore, we benefit from automotive manufacturer repurchase arrangements, which serve as an additional layer of protection in the event of repossession of dealership inventory and/or dealership franchise termination.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
During the year ended December 31, 2016, the credit performance of the commercial portfolio remained strong, as both nonperforming finance receivables and loans remained relatively stable and net charge-offs realized continued to be minimal. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.
The following table includes total commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
December 31, ($ in millions)	2016	2015	2016	2015	2016	2015
Commercial and industrial
Automotive	$35,041	$31,469	$33	$25	$—	$—
Other (b)	3,248	2,640	84	44	—	—
Commercial real estate — Automotive	3,812	3,426	5	8	—	—
Total commercial finance receivables and loans	$42,101	$37,535	$122	$77	$—	$—

(a)	Includes nonaccrual TDR loans of $46 million and $44 million at December 31, 2016, and December 31, 2015, respectively.

(b)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding increased $4.6 billion from December 31, 2015, to $42.1 billion at December 31, 2016. The increase was primarily due to the growth of wholesale floorplan finance receivables and the ongoing demand for automotive dealer term loans, as well as the growth in our Corporate Finance portfolio in line with our business strategy.
Total commercial nonperforming finance receivables and loans were $122 million at December 31, 2016, reflecting an increase of $45 million when compared to December 31, 2015. The increase was primarily due to the downgrade of two accounts within the Corporate Finance portfolio. However, nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans remained relatively stable at 0.3% at December 31, 2016, compared to 0.2% at December 31, 2015.
The following table includes total commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2016	2015	2016	2015
Commercial and industrial
Automotive	$1	$3	—%	—%
Other	(2)	(3)	(0.1)	(0.1)
Total commercial finance receivables and loans	$(1)	$—	—	—

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $3.8 billion and $3.4 billion at December 31, 2016, and December 31, 2015, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration. These finance receivables and loans are reported at gross carrying value.

December 31,	2016	2015
Texas	16.1%	17.7%
Florida	10.2	10.0
California	7.9	8.7
Michigan	7.6	8.9
New Jersey	4.2	2.1
Georgia	3.6	3.6
North Carolina	3.6	3.8
Pennsylvania	3.1	3.4
South Carolina	2.7	2.2
New York	2.6	3.1
Other United States	38.4	36.5
Total commercial real estate finance receivables and loans	100.0%	100.0%
Commercial Criticized Exposure
Finance receivables and loans classified as special mention, substandard, or doubtful are reported as criticized. These classifications are based on regulatory definitions and generally represent finance receivables and loans within our portfolio that have a higher default risk or have already defaulted. These finance receivables and loans require additional monitoring and review including specific actions to mitigate our potential loss.
Total criticized exposures increased $156 million from December 31, 2015, to $2.7 billion at December 31, 2016. The increase was primarily due to the Corporate Finance portfolio and is in line with the overall growth in Corporate Finance loan balances.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration. These finance receivables and loans within our automotive and Corporate Finance portfolios are reported at gross carrying value.

December 31,	2016	2015
Industry
Automotive	81.2%	80.5%
Services	6.3	5.3
Electronics	4.2	3.3
Other	8.3	10.9
Total commercial criticized finance receivables and loans	100.0%	100.0%
Selected Loan Maturity and Sensitivity Data
The table below shows the commercial finance receivables and loans portfolio and the distribution between fixed and floating interest rates based on the stated terms of the commercial loan agreements. This portfolio is reported at gross carrying value.

December 31, 2016 ($ in millions)	Within 1 year (a)	1–5 years	After 5 years	Total (b)
Commercial and industrial	$33,802	$3,513	$974	$38,289
Commercial real estate	209	1,555	2,048	3,812
Total commercial finance receivables and loans	$34,011	$5,068	$3,022	$42,101
Loans at fixed interest rates		$1,518	$2,044
Loans at variable interest rates		3,550	978
Total commercial finance receivables and loans		$5,068	$3,022

(a)	Includes loans (e.g., floorplan) with revolving terms.

(b)	Loan maturities are based on the remaining maturities under contractual terms.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2016	$834	$114	$948	$106	$1,054
Charge-offs (a)	(1,102)	(39)	(1,141)	(1)	(1,142)
Recoveries	307	32	339	2	341
Net charge-offs	(795)	(7)	(802)	1	(801)
Provision for loan losses	919	(16)	903	14	917
Other (b)	(26)	—	(26)	—	(26)
Allowance at December 31, 2016	$932	$91	$1,023	$121	$1,144
Allowance for loan losses to finance receivables and loans outstanding at December 31, 2016 (c)	1.4%	0.8%	1.3%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the year ended December 31, 2016	1.2%	0.1%	1.1%	—%	0.7%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2016 (c)	155.8%	92.1%	146.8%	99.3%	139.7%
Ratio of allowance for loan losses to net charge-offs at December 31, 2016	1.2	13.7	1.3	n/m	1.4
n/m = not meaningful

(a)
Represents the amount of the gross carrying value directly written-off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements for more information regarding our charge-off policies.

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(c)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.
The allowance for consumer loan losses at December 31, 2016, increased $75 million compared to December 31, 2015. The increase was primarily due to higher reserve requirements reflecting the changing composition of the consumer automotive portfolio to a more profitable mix of business consistent with Ally’s underwriting strategy and higher loan balances in our consumer portfolios. This increase was partially offset by lower reserve balances in our consumer mortgage portfolios.
The allowance for commercial loan losses increased $15 million at December 31, 2016, compared to December 31, 2015, primarily related to reserve releases due to strong portfolio performance within the commercial automotive portfolio in 2015.

($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2015	$685	$152	$837	$140	$977
Charge-offs (a)	(840)	(48)	(888)	(4)	(892)
Recoveries	262	17	279	4	283
Net charge-offs	(578)	(31)	(609)	—	(609)
Provision for loan losses	739	1	740	(33)	707
Other (b)	(12)	(8)	(20)	(1)	(21)
Allowance at December 31, 2015	$834	$114	$948	$106	$1,054
Allowance for loan losses to finance receivables and loans outstanding at December 31, 2015 (c)	1.3%	1.2%	1.3%	0.3%	0.9%
Net charge-offs to average finance receivables and loans outstanding for the year ended December 31, 2015	1.0%	0.4%	0.9%	—%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2015 (c)	175.7%	89.0%	157.2%	137.4%	155.0%
Ratio of allowance for loan losses to net charge-offs at December 31, 2015	1.4	3.7	1.6	—	1.7

(a)
Represents the amount of the gross carrying value directly written-off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements for more information regarding our charge-off policies.

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(c)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The allowance for consumer loan losses at December 31, 2015, increased $111 million compared to December 31, 2014. The increase was driven by growth in the consumer automotive portfolio and the change in our automotive portfolio composition as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, offset by lower reserve requirements related to consumer mortgage driven by improved credit quality of the portfolio.
The allowance for commercial loan losses declined $34 million at December 31, 2015, compared to December 31, 2014, primarily due to continued strong performance in the portfolio, partially offset by portfolio growth.
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2016			2015
December 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$932	1.4%	81.4%	$834	1.3%	79.1%
Consumer mortgage
Mortgage Finance	11	0.1	1.0	16	0.2	1.5
Mortgage — Legacy	80	2.9	7.0	98	2.9	9.3
Total consumer mortgage	91	0.8	8.0	114	1.2	10.8
Total consumer loans	1,023	1.3	89.4	948	1.3	89.9
Commercial
Commercial and industrial
Automotive	32	0.1	2.8	29	0.1	2.8
Other	64	2.0	5.6	53	2.0	5.0
Commercial real estate — Automotive	25	0.7	2.2	24	0.7	2.3
Total commercial loans	121	0.3	10.6	106	0.3	10.1
Total allowance for loan losses	$1,144	1.0	100.0%	$1,054	0.9	100.0%
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

Year ended December 31, ($ in millions)	2016	2015	2014
Consumer
Consumer automotive	$919	$739	$540
Consumer mortgage
Mortgage Finance	(4)	7	3
Mortgage — Legacy	(12)	(6)	(72)
Total consumer mortgage	(16)	1	(69)
Total consumer loans	903	740	471
Commercial
Commercial and industrial
Automotive	4	(34)	(1)
Other	9	10	(16)
Commercial real estate — Automotive	1	(9)	3
Total commercial loans	14	(33)	(14)
Total provision for loan losses	$917	$707	$457
The provision for consumer loan losses increased $163 million for the year ended December 31, 2016, compared to 2015. The increase during the year ended December 31, 2016, is primarily due to higher net charge-offs and higher reserve requirements in our consumer automotive portfolio as a result of our strategy to originate a more profitable mix of business consistent with Ally’s underwriting strategy. The increase was partially offset by lower reserve requirements in our Mortgage Finance portfolio as the portfolio seasoned and reserves were

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

aligned to more favorable loss experience, lower net charge-offs in our Mortgage — Legacy portfolio, and lower loan growth in our consumer automotive portfolio.
The provision for commercial loan losses was $14 million for the year ended December 31, 2016, compared to a net credit of $33 million in 2015. The increase was primarily related to reserve releases within the commercial automotive portfolio in the year ended December 31, 2015, due to strong portfolio performance in 2015.
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

•
Priced residual value projections — At contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and unanticipated shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. Periodically, we revise the projected value of the leased vehicle at termination based on current market conditions and adjust depreciation expense appropriately over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense.

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

Year ended December 31,	2016	2015	2014
Off-lease vehicles terminated (in units)	307,557	264,256	296,393
Average gain per vehicle ($ per unit)	$691	$1,329	$1,461
Method of vehicle sales
Auction
Internet	55%	49%	51%
Physical	13	12	10
Sale to dealer, lessee, and other	32	39	39
The number of off-lease vehicles remarketed during the year ended December 31, 2016, increased 16% compared to 2015. The increase in the number of off-lease vehicles remarketed during the year ended December 31, 2016, reflects a shift of incentive programs from two-year leases in 2012 towards three-year leases in 2013, coupled with an increase in industry vehicle sales from 2012 to 2013. Our termination volumes, and therefore our residual risk, should decrease significantly in 2017 and future years as a direct result of lower GM lease originations.
Average gain per vehicle decreased in 2016 due to declining used vehicle values which were more pronounced in the car market, and adjustments to depreciation expense based on changes in expected residual values at lease termination, which we began to experience in

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

connection with the decline in the used vehicle market during 2016. This trend is expected to continue in the near term. For more information on our investment in operating leases, refer to Note 1 and Note 10 to the Consolidated Financial Statements.
Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of leased vehicles by type, based on volume of units.

Year ended December 31,	2016	2015	2014
Car	31%	38%	40%
Truck	17	14	13
Sport utility vehicle	52	48	47
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

December 31, ($ in millions)	2016	2015
Financial instruments exposed to changes in:
Interest rates
Estimated fair value	(a)	(a)
Effect of 10% adverse change in rates	(a)	(a)
Foreign-currency exchange rates
Estimated fair value	$357	$359
Effect of 10% adverse change in rates	(19)	(56)
Equity prices
Estimated fair value	$657	$710
Effect of 10% decrease in prices	(58)	(71)

(a)	Refer to the section titled Net Financing Revenue Sensitivity Analysis for information on the interest rate sensitivity of our financial instruments.
Net Financing Revenue Sensitivity Analysis
Interest rate risk represents our most significant exposure to market risk. We actively monitor the level of exposure so that movements in interest rates do not adversely affect future earnings. We use net financing revenue sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our financial instruments.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
Our twelve-month pretax net financing revenue sensitivity based on the market forward-curve was as follows.

	2016		2015
Year ended December 31, ($ in millions)	Instantaneous	Gradual (a)	Instantaneous	Gradual (a)
Change in Interest Rates
-100 basis points	$46	$(14)	$47	$17
+100 basis points	(62)	(2)	(109)	(37)
+200 basis points	(153)	(19)	(278)	(96)

(a)	Gradual changes in interest rates are recognized over 12 months.
Implied forward rates have increased since December 31, 2015, and are reflected in our net financing revenue projections. Ally remains moderately liability-sensitive as of December 31, 2016 as our simulation models assume liabilities will initially re-price faster than assets. The shift to a less liability-sensitive position as of December 31, 2016, is primarily due to higher variable rate commercial loan balances, a continued reduction in market based funding as non-maturing retail deposits have continued to grow, and a reduction of our net receive-fixed interest rate swap position. The exposure in the downward interest rate shock scenario is materially unchanged versus the prior year.
The future repricing behavior of retail deposit liabilities, particularly non-maturity deposits, remains a significant driver of interest rate sensitivity. The sustained low interest rate environment increases the uncertainty of assumptions for deposit repricing relationships to market interest rates. Our interest rate risk models use dynamic assumptions driven by a number of factors, including the overall level of interest rates and the spread between short-term and long-term interest rates to project changes in our retail deposit offered rates. Our interest rate risk metrics currently assume a long-term retail deposit beta of greater than 75%. We continue to believe our deposits may ultimately be less sensitive to interest rate changes, which will reduce our overall exposure to rising rates. Ally continues to monitor industry and competitive re-pricing activity. Due to current market conditions actual retail deposit betas have been much less than those projected by our interest rate risk models, however, we expect the beta to increase as rates continue to rise. As a result, we are currently evaluating our modeling assumptions surrounding deposit pricing and whether a more dynamic pass-through assumption based on the level of interest rates is warranted. Assuming a long-term retail deposit beta of 50% (vs. current assumption of greater than 75%) would result in a consolidated interest rate risk position that is asset sensitive in the upward interest rate shock scenarios.
Our pro-forma rate sensitivity assuming a 50% deposit pass-through based on the forward-curve was as follows.

	2016		2015
Year ended December 31, ($ in millions)	Instantaneous	Gradual (a)	Instantaneous	Gradual (a)
Change in Interest Rates
-100 basis points	$(102)	$(60)	$(89)	$(19)
+100 basis points	77	50	13	4
+200 basis points	119	88	(13)	(1)

(a)	Gradual changes in interest rates are recognized over 12 months.
Our current liability-sensitive risk position is influenced by the net impact of off balance sheet hedging positions, which continue to generate positive financing revenue in the current interest rate environment. This position includes both receive-fixed interest rate swaps designated as fair value hedges of certain fixed-rate liabilities, including unsecured debt, and pay-fixed interest rate swaps designated as fair value hedges of certain retail automotive assets. The size, maturity and mix of our hedging activities change frequently as we adjust our broader asset and liability management objectives.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Operational Risk
Operational risk is the risk of loss or harm arising from inadequate or failed processes or systems, human factors, or external events. Operational risk is an inherent risk element in each of our businesses and related support activities. Such risk can manifest in various ways, including errors, business interruptions, and inappropriate behavior of employees, and can potentially result in financial losses and other damage to us. We consider the following types of operational risk: model, compliance, legal, fraud, supplier management, and information technology, which includes the risk of cyber attacks.
To monitor and control such risk, we maintain a system of policies and a control framework designed to provide a sound and well-controlled operational environment. This framework employs practices and tools designed to maintain risk identification, risk governance, risk and control assessment and testing, risk monitoring, and transparency through risk reporting mechanisms. The goal is to maintain operational risk at appropriate levels based on our financial strength, the characteristics of the businesses and the markets in which we operate, and the related competitive and regulatory environment.
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
Insurance/Underwriting Risk
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
Business/Strategic Risk
Business and strategic risk are embedded in every facet of our organization and is one of our primary risk types. It is the risk that results from incorrect assumptions, inappropriate business plans, ineffective business strategy execution, or failure to respond in a timely manner to changes in the regulatory, macroeconomic or competitive environments, in the geographic locations in which we operate, competitor actions, changing customer preferences, product obsolescence, and technology developments. We aim to mitigate this risk within our business units through portfolio diversification, product innovations, and close monitoring of the execution of our strategic and capital plan, and ensuring flexibility of the cost base (e.g., through outsourcing).
The strategic plan is reviewed and approved annually by the Board, as is the capital plan, financial business plan and risk appetite. With oversight by the Board, executive management seeks to ensure that consistency is applied while executing our strategic plan, core operating principles, and risk appetite. The executive management team continuously monitors business performance throughout the year to assess strategic risk and find early warning signals so that risks can be proactively managed. Executive management regularly reviews actual performance versus the plan, updates the Board via reporting routines and implements changes as deemed appropriate.
Significant strategic actions, such as capital actions, material acquisitions or divestitures, and recovery and resolution plans are reviewed and approved by the Board as required. At the business level, as we introduce new products, we monitor their performance relative to expectations. With oversight by the Board, executive management performs similar analyses throughout the year, and evaluates changes to the financial forecast or the risk, capital or liquidity positions as deemed appropriate to balance and optimize achieving our targeted risk appetite, shareholder returns, and maintaining our targeted financial strength.
Reputation Risk
Reputation risk is the risk that negative perceptions of our conduct or business practices will adversely affect our profitability or operations through an inability to establish new or maintain existing customer/client relationships. Reputation risk may result from many of our activities, including those related to the management of our business/strategic, operational, and credit risks. We manage reputation risk through established policies and controls in our businesses and risk management processes to mitigate reputation risks in a timely manner and through proactive monitoring and identification of potential reputation risk events. Primary responsibility for the identification, escalation and resolution of reputation risk issues resides with our lines of business. Each employee is under an obligation, within the scope of their

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

activities, to analyze and assess any imminent or intended transaction in terms of possible risk factors in order to minimize reputation risks. We have established processes and procedures to respond to events that give rise to reputation risk, including educating individuals and organizations that influence public opinion, external communication strategies to mitigate the risk, and informing key stakeholders of potential reputation risks. Our organization and governance structure provides oversight of reputation risks, and key risk indicators are reported regularly and directly to management and the RCC, which provide primary oversight of reputation risk.
As a result of recent industry focus by regulators on cross-sell practices and related incentive compensation, Ally management has performed a detailed review of our cross-sell practices and believes that our existing practices are appropriate, and will be monitored on an ongoing basis.
Liquidity Management, Funding, and Regulatory Capital
Overview
The purpose of liquidity management is to ensure our ability to meet loan and lease demand, debt maturities, deposit withdrawals, and other cash commitments under both normal operating conditions as well as periods of economic or financial stress. Our primary objective is to maintain cost-effective, stable and diverse sources of funding capable of sustaining the organization throughout all market cycles. Sources of funding include both retail and brokered deposits and secured and unsecured market-based funding across various maturity, interest rate, and investor profiles. Additional liquidity is available through a pool of unencumbered highly liquid securities, borrowing facilities, repurchase agreements, as well as funding programs supported by the Federal Reserve and the FHLB of Pittsburgh.
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
The Asset-Liability Committee (ALCO) is chaired by the Corporate Treasurer and is responsible for overseeing our liquidity, funding strategies and plans, contingency funding plans, and counterparty credit exposure arising from financial transactions. Corporate Treasury is responsible for managing our liquidity positions within prudent operating guidelines and targets approved by ALCO and the Risk and Compliance Committee of the Ally Board of Directors. As part of managing liquidity risk, we prepare periodic forecasts depicting anticipated funding needs and sources of funds with oversight and monitoring by the Liquidity Risk group within Corporate Treasury. Corporate Treasury executes our funding strategies and manages liquidity under baseline economic projections as well as more severely stressed macroeconomic environments.
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
We diversify our overall funding in order to reduce reliance on any one source of funding and to achieve a well-balanced funding portfolio across a spectrum of risk, duration, and cost of funds characteristics. Optimizing funding at Ally Bank continues to be a key part of our long-term liquidity strategy. We optimize our funding sources at Ally Bank by growing retail deposits, maintaining active public and private securitization programs, managing a prudent maturity profile of our brokered deposit portfolio, utilizing repurchase agreements, and continuing to access funds from the FHLB.
Since becoming a BHC in December 2008, a significant portion of asset originations have been directed to Ally Bank in order to reduce parent company exposures and funding requirements, and to utilize our growing consumer deposit-taking capabilities. This has allowed us to use bank funding for a wider array of our automotive finance assets and to provide a sustainable long-term funding channel for the business, while also improving the cost of funds for the enterprise. On March 7, 2016, Ally Bank received approval from the Federal Reserve to become a state member bank. Ally Bank is now regulated by the FRB through the Federal Reserve Bank of Chicago, as well as the Utah Department of Financial Institutions. In addition, in connection with the application for membership in the Federal Reserve System, Ally Bank made commitments to the FRB relating to capital, liquidity, and business plan requirements. These commitments are consistent with the prior requirements under the now-terminated Capital and Liquidity Maintenance Agreement with the FDIC, including the requirement to maintain capital at a level such that Ally Bank’s Tier 1 leverage ratio is at least 15%. For this purpose, the leverage ratio is determined in accordance with the FRB's regulations related to capital maintenance. Continuation of the Ally Bank Tier 1 leverage ratio requirement could further restrict balance sheet growth within Ally Bank and could unfavorably impact liquidity at AFI. We continue to have ongoing dialogue with our regulators for a more normalized level of capital maintenance.
Liquidity Risk Management
Multiple metrics are used to frame the level of liquidity risk, manage the liquidity position, and identify related trends. These metrics include coverage ratios and stress tests that measure the sufficiency of the liquidity portfolio, stability ratios that measure longer-term structural liquidity, and concentration ratios that ensure prudent funding diversification. In addition, we have established internal management routines designed to review all aspects of liquidity and funding plans, evaluate the adequacy of liquidity buffers, review stress testing results, and assist management in the execution of its funding strategy and risk management accountabilities.

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

December 31, 2016 ($ in millions)
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$9,290
Liquid cash and equivalents	5,930
Committed funding facilities (a)
Total capacity	18,885
Outstanding	15,310
Unused capacity (b)	3,575
Total available liquidity	$18,795

(a)	Committed funding facilities include both consolidated and nonconsolidated facilities.

(b)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

As of December 31, 2016, assuming a long-term capital markets stress, we expect that our available liquidity would allow us to continue to fund all planned loan originations and meet all of our financial obligations for more than 36 months, assuming no issuance of unsecured debt or term securitizations.
In addition, our estimated Modified Liquidity Coverage Ratio exceeded 100% at December 31, 2016. Refer to Note 21 to the Consolidated Financial Statements for further discussion of our liquidity requirements.
Deposits
Ally Bank gathers retail deposits directly from customers through direct banking via the internet, telephone, mobile, and mail channels. These retail deposits provide our Automotive Finance, Mortgage Finance, and Corporate Finance operations with a stable and low-cost funding source. Retail deposit growth is a key driver of optimizing funding costs and reducing reliance on capital markets based funding. We believe deposits provide a stable, low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through both direct and indirect marketing channels. Current retail deposit offerings consist of a variety of products including CDs, savings accounts, money market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries. In the fourth quarter of 2016, a brokered money market deposit account was established at Ally Bank by a third party for the deposit of TradeKing customer cash.
The following table shows Ally Bank's number of accounts and our deposit balances by type as of the end of each quarter since 2015.

	4th Quarter 2016	3rd Quarter 2016	2nd Quarter 2016	1st Quarter 2016	4th Quarter 2015	3rd Quarter 2015	2nd Quarter 2015	1st Quarter 2015
Number of retail bank accounts (in thousands)	2,269	2,203	2,134	2,062	1,970	1,931	1,875	1,819
Deposits ($ in millions)
Retail	$66,584	$63,880	$61,239	$58,977	$55,437	$53,502	$51,750	$50,633
Brokered	12,187	11,570	11,269	10,979	10,723	10,180	9,844	9,835
Other (a)	251	294	294	309	318	338	336	389
Total deposits	$79,022	$75,744	$72,802	$70,265	$66,478	$64,020	$61,930	$60,857

(a)	Other deposits include mortgage escrow, dealer, and other deposits.
During 2016, our deposit base grew $12.5 billion. The growth in total deposits has been primarily attributable to our retail deposit portfolio, particularly within our savings and money market accounts. Strong retention rates and customer acquisition continue to drive growth in retail deposits. Refer to Note 15 to the Consolidated Financial Statements for a summary of deposit funding by type.
Secured Financings
In addition to building a larger deposit base, secured funding continues to be a significant source of financing. Securitization has proven to be a reliable and cost-effective funding source, and we continue to remain active in the well-established securitization markets to finance our automotive loan products. During 2016, we raised $5.1 billion through the completion of term securitization transactions backed by retail automotive loans, which includes $1.5 billion through the completion of two off-balance sheet securitization transactions backed by retail automotive loans. Additionally, for retail automotive loans and lease notes, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset, creating an effective tool for managing interest rate and liquidity risk.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

We manage secured funding execution risk by maintaining a diverse investor base and available committed credit facility capacity. We have access to private committed funding facilities, the largest of which is a syndicated credit facility of sixteen lenders secured by automotive receivables. This facility can fund automotive retail and dealer floorplan loans, as well as leases. During March 2016, this facility was renewed with $11.0 billion of capacity and the maturity was extended to March 2018. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At December 31, 2016, there was $9.7 billion outstanding under this facility. Our ability to access the unused capacity in the secured facility depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges.
The total capacity in our committed funding facilities is provided by banks through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At December 31, 2016, all of our $17.6 billion of secured committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of December 31, 2016, we had $14.1 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets.
We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage and commercial real estate automotive finance receivables and loans. As of December 31, 2016, we had pledged $19.0 billion of assets and investment securities to the FHLB and had $14.0 billion of debt outstanding.
Unsecured Financings
We obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.6 billion at December 31, 2016. We also have short-term and long-term unsecured debt outstanding from retail term note programs. These programs generally consist of callable fixed-rate instruments with fixed-maturity dates. There were $448 million of retail term notes outstanding at December 31, 2016. Refer to Note 16 to the Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
In April 2016, we accessed the unsecured debt capital markets and raised $900 million through the issuance of $600 million and $300 million of aggregate principal amount of senior and subordinated notes, respectively. In December 2016, we closed a private unsecured committed funding facility under which we have access to a term facility with a commitment of $850 million, and a revolving facility with a commitment of $400 million. At December 31, 2016, there was no debt outstanding under this facility. In January 2017, both the revolving facility and term facility were fully drawn. Refer to Note 32 to the Consolidated Financial Statements for further information.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The financial instruments sold in repurchase agreements include U.S. government and federal agency obligations, and retained certificated interests related to asset-backed securitizations. As of December 31, 2016, we had $1.2 billion debt outstanding under repurchase agreements.
Additionally, we have access to the Federal Reserve Bank Discount Window and can borrow funds to meet short-term liquidity demands. However, the Federal Reserve Bank is not a primary source of funding for day to day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We have assets pledged and restricted as collateral to the Federal Reserve Bank totaling $2.4 billion. We had no debt outstanding with the Federal Reserve as of December 31, 2016.
Recent Funding Developments
During 2016, we accessed the public and private markets to execute secured funding transactions, whole-loan sales, unsecured funding transactions, and funding facility renewals totaling $25.7 billion. Key funding highlights from January 1, 2016, to date were as follows:

•
We closed, renewed, increased, and/or extended $17.0 billion in U.S. credit facilities during the year ended December 31, 2016. The credit facility renewal amount includes the March 2016 refinancing of $11.0 billion for our largest credit facility with a syndicate of sixteen lenders, secured by retail, lease, and dealer floorplan automotive assets. This facility matures in March 2018.

•
We continued to access the public and private term asset-backed securitization markets raising $5.1 billion during the year ended December 31, 2016. Included in this funding for 2016 are two off-balance sheet securitizations backed by retail automotive loans, which raised $1.5 billion. In addition, we raised $2.7 billion from whole-loan sales of retail automotive loans during the year.

•
In April 2016, we accessed the unsecured debt capital markets and raised $900 million through the issuance of $600 million and $300 million of aggregate principal amount of senior and subordinated notes, respectively.

•	In January 2017, we raised $1.1 billion through an off-balance sheet public securitization backed by retail automotive loans.

•	In February 2017, we raised $650 million through a public securitization backed by dealer floorplan automotive assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	On-balance sheet funding		% Share of funding
December 31, ($ in millions)	2016	2015	2016	2015
Secured financings	$43,140	$49,919	30	36
Institutional term debt	19,276	20,235	13	14
Retail debt programs (a)	4,070	3,850	3	3
Total debt (b)	66,486	74,004	46	53
Deposits	79,022	66,478	54	47
Total on-balance sheet funding	$145,508	$140,482	100	100

(a)	Includes $448 million and $397 million of retail term notes at December 31, 2016, and 2015, respectively.

(b)	Excludes fair value adjustment as described in Note 22 to the Consolidated Financial Statements.
Refer to Note 16 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at December 31, 2016.
Cash Flows
The following summarizes the activity reflected on the Consolidated Statement of Cash Flows. While this information may be helpful to highlight certain macro trends and business strategies, the cash flow analysis may not be as relevant when analyzing changes in our net earnings and net assets. We believe that in addition to the traditional cash flow analysis, the discussion related to liquidity, dividends, and ALM herein may provide more useful context in evaluating our liquidity position and related activity.
Net cash provided by operating activities was $4.6 billion for the year ended December 31, 2016, compared to $5.1 billion for the year ended December 31, 2015. The change was the result of a $0.6 billion increase of cash outflows from other assets, and a $0.4 billion decrease in loss on extinguishment of debt due to nonrecurring debt tender offers in 2015. During the first half of 2015, we completed tender offers for legacy, high-cost debt, resulting in a loss on extinguishment of debt of $345 million. This was partially offset by a $0.5 billion gain on sale of subsidiaries in 2015 due to the sale of our interest in the motor vehicle finance joint venture in China.
Net cash used in investing activities was $8.7 billion for the year ended December 31, 2016, compared to $9.7 billion for the year ended December 31, 2015. The change was the result of a decrease in net cash outflows from purchases, sales, originations, and repayments of finance receivables and loans of $2.2 billion. Also contributing to the change was an increase of net cash inflows from operating lease activity of $2.2 billion due to the runoff of our GM lease portfolio. This was partially offset by $1.0 billion in proceeds from the sale of a business unit in 2015 due to the sale of our interest in the motor vehicle finance joint venture in China, purchases of $0.8 billion of held-to-maturity securities in 2016, an increase of $0.5 billion in net cash used due to the purchase of nonmarketable equity investments, consisting primarily of FHLB and FRB stock, an increase in net cash outflows from purchases, sales, maturities, and repayments of available-for-sale securities of $0.5 billion, and a cash outflow of $0.3 billion due to the acquisition of TradeKing.
Net cash provided by financing activities for the year ended December 31, 2016, was $3.7 billion, compared to $5.4 billion for the year ended December 31, 2015. The change in financing activities was primarily due to cash used for the repayment of long-term debt exceeding cash from issuance of long-term debt by $12.3 billion for the year ended December 31, 2016, compared to $0.7 billion for the year ended December 31, 2015. This was partially offset by higher increases in deposits and short-term borrowings of $4.3 billion and $3.5 billion, respectively, compared to 2015, and a decrease in preferred dividends paid of $2.5 billion. This activity is aligned with capital actions taken as part of our objective to maintain cost-effective, stable, and diverse sources of funding, capable of sustaining the organization throughout all market cycles.
Capital Planning and Stress Tests
As a BHC with $50 billion or more of consolidated assets, Ally is required to conduct semi-annual company-run stress tests, is subject to an annual supervisory stress test conducted by the FRB, and must submit an annual capital plan to the FRB.
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
On April 5, 2016, we submitted the results of our semi-annual stress test and our 2016 annual capital plan to the FRB. On June 23, 2016, we publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On June 29, 2016, we received a non-objection to our capital plan from the FRB, including the proposed capital actions contained in our submission. The proposed capital actions include a quarterly cash dividend of $0.08 per share of our common stock, subject to quarterly approval by the Board of Directors, and the ability to repurchase up to $700 million of our common stock from time to time through the

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

second quarter of 2017. In addition, we submitted to the FRB the results of our company-run mid-year stress test conducted under multiple macroeconomic scenarios and disclosed the results of this stress test under the most severe scenario on October 5, 2016, in accordance with regulatory requirements.
Ally expects to submit its 2017 capital plan by April 5, 2017, with a response expected from the FRB by June 30, 2017.
On July 18, 2016, and October 18, 2016, the Ally Board of Directors declared quarterly cash dividend payments of $0.08 per share on all common stock. The dividends were paid on August 15, 2016, and November 15, 2016, respectively, to shareholders of record at the close of business on August 1, 2016, and November 1, 2016, respectively. On January 11, 2017, the Ally Board of Directors declared another quarterly cash dividend payment of $0.08 per share on all common stock. Refer to Note 32 to the Consolidated Financial Statements for further information regarding this common share dividend. Additionally, the Ally Board of Directors authorized a common stock repurchase program of up to $700 million beginning in the third quarter of 2016 and continuing through the second quarter of 2017. During the second half of 2016, we repurchased $326 million, or 17,043,021 shares of common stock, which reduced total shares outstanding by approximately 3.5%. We had 467,000,306 shares of common stock outstanding at December 31, 2016.
In January 2017, the FRB finalized a rule amending the capital planning and stress testing rules, effective for the 2017 cycle. The final rule, among other things, revises the capital plan rule to no longer subject large and noncomplex firms, including Ally, to the provisions of the existing rule whereby the FRB may object to a capital plan on the basis of qualitative deficiencies in the firm’s capital planning process. Under the final rule, the qualitative assessment of Ally’s capital plan will be conducted outside of the Comprehensive Capital Analysis and Review (CCAR) process, through the supervisory review process, and Ally’s reporting requirements will be modified to reduce certain reporting burdens related to capital planning and stress testing. The final rule will also decrease the de minimis threshold for the amount of capital that Ally could distribute to shareholders outside of an approved capital plan without seeking prior approval of the FRB.
Regulatory Capital
Refer to Note 21 to the Consolidated Financial Statements and Selected Financial Data within Item 6.
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
Off-balance Sheet Arrangements
Refer to Note 11 to the Consolidated Financial Statements.
Securitization
We are involved in several types of securitization and financing transactions that allow us to diversify funding sources by converting assets into cash earlier than what would have occurred in the normal course of business. Securitized assets include consumer and commercial automotive loans, and operating leases. Information regarding our securitization activities is further described in Note 11 to the Consolidated Financial Statements.
As part of these securitization activities, we sell assets to various securitization entities. In turn, the securitization entities establish separate trusts to which they transfer the assets in exchange for the proceeds from the sale of securities issued by the trust. The trusts'

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

activities are generally limited to acquiring the assets, issuing securities, making payments on the securities, and periodically reporting to the investors.
These securitization entities are separate legal entities that assume the risks and rewards of ownership of the receivables they hold. The assets of the securitization entities are not available to satisfy our claims or those of our creditors. In addition, the trusts do not invest in our equity or in the equity of any of our affiliates. Our economic exposure related to the securitization trusts is generally limited to cash reserves, retained interests, and customary representation and warranty provisions described in Note 11 to the Consolidated Financial Statements. The trusts have a limited life and generally terminate upon final distribution of amounts owed to investors or upon exercise of a cleanup call option by us, as servicer, when the costs of servicing the contracts becomes burdensome.
Certain of these securitization transactions meet the criteria to be accounted for as off-balance sheet arrangements if we either do not hold a potentially significant economic interest or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Certain of our securitization transactions do not meet the required criteria to be accounted for as off-balance sheet arrangements; therefore, they are accounted for as secured borrowings. As secured borrowings, the underlying automotive finance retail contracts, wholesale loans, and automotive leases remain on our Consolidated Balance Sheet with the corresponding obligation (consisting of the beneficial interests issued by the securitization entity) reflected as debt. We recognize interest income on the finance receivables, automotive leases and loans, and interest expense on the beneficial interests issued by the securitization entity; and we provide for loan losses on the finance receivables and loans as incurred. At December 31, 2016, and 2015, $65.2 billion and $71.6 billion of our total assets, respectively, were related to secured borrowings. Refer to Note 16 to the Consolidated Financial Statements for further discussion.
As part of our securitization activities, we typically agree to service the transferred assets for a fee, and we may also earn other related fees. The amount of the fees earned is disclosed in Note 12 to the Consolidated Financial Statements. We may also retain a portion of senior and subordinated interests issued by the trusts. Subordinate interests typically provide credit support to the more highly rated senior interest in a securitization transaction and may be subject to all or a portion of the first loss position related to the sold assets. For off-balance sheet arrangements, these interests are reported as investment securities or other assets on our Consolidated Balance Sheet and are disclosed in Note 8 and Note 14 to the Consolidated Financial Statements. For secured borrowings, retained interests are not recognized as a separate asset on our Consolidated Balance Sheet.
In October 2014, U.S. regulatory agencies adopted risk retention rules that require sponsors of asset-backed securitizations, such as Ally, to retain not less than five percent of the credit risk of the assets collateralizing asset-backed securitizations. Ally Bank has complied with the FDIC’s Safe Harbor Rule requiring it to retain five percent risk retention in retail automotive loan and lease securitizations. Ally has begun to comply with the new risk retention rules for automotive asset-backed securitizations, which became effective on December 24, 2016.
Guarantees
Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. Our guarantees include client securities to a clearing broker, standby letters of credit, and certain contract provisions associated with securitizations, sales, and divestitures. Refer to Note 29 to the Consolidated Financial Statements for more information regarding our outstanding guarantees to third parties.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Aggregate Contractual Obligations
The following table provides aggregated information about our outstanding contractual obligations disclosed elsewhere in our Consolidated Financial Statements.

December 31, 2016 ($ in millions)	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Contractually obligated payments due by period
Long-term debt
Total (a)	$55,264	$14,679	$20,903	$9,592	$10,090
Scheduled interest payments for fixed-rate long-term debt	6,151	1,246	1,579	882	2,444
Estimated interest payments for variable-rate long-term debt (b)	4,965	409	691	484	3,381
Estimated net payments under interest rate swap agreements (b)	16	—	—	7	9
Lease commitments	240	36	71	58	75
Purchase obligations	111	94	13	4	—
Bank certificates of deposit (c)	31,820	16,210	13,046	2,564	—
Total contractually obligated payments due by period	$98,567	$32,674	$36,303	$13,591	$15,999
Total other commitments by expiration period
Lending commitments	$2,721	$936	$485	$857	$443

(a)
Total long-term debt amount reflects the remaining principal obligation and excludes original issue discount of $1.3 billion, debt issuance costs of $131 million, and fair value adjustments of $315 million related to fixed-rate debt designated as a hedged item.

(b)
Estimate utilized a forecasted variable interest model, when available, or the applicable variable interest rate as of the most recent reset date prior to December 31, 2016. For additional information on derivative instruments and hedging activities, refer to Note 22 to the Consolidated Financial Statements.

(c)	Amounts presented exclude unamortized commissions paid to brokers.
The foregoing table does not include our reserves for insurance losses and loss adjustment expenses, which total $149 million at December 31, 2016. While payments due on insurance losses are considered contractual obligations because they related to insurance policies issued by us, the ultimate amount to be paid and the timing of payment for an insurance loss is an estimate subject to significant uncertainty. Furthermore the majority of the balance is expected to be paid out in less than five years.
The following provides a description of the items summarized in the preceding table of contractual obligations.
Long-term Debt
Amounts represent the scheduled maturity of long-term debt at December 31, 2016, assuming that no early redemptions occur. The maturity of secured debt may vary based on the payment activity of the related secured assets. The amounts presented are before the effect of any unamortized discount, debt issuance costs, or fair value adjustment. Refer to Note 16 to the Consolidated Financial Statements for additional information on our debt obligations. We primarily use interest rate swaps to manage interest rate risk associated with our secured and unsecured long term debt portfolio. These derivatives are recorded on the balance sheet at fair value. For additional information on derivatives, refer to Note 22 to the Consolidated Financial Statements.
Lease Commitments
We have obligations under various operating lease arrangements for real property with noncancelable lease terms that expire after December 31, 2016. Refer to Note 29 to the Consolidated Financial Statements for additional information.
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
Lending Commitments
We have outstanding lending commitments with customers. The amounts presented represent the unused portion of those commitments at December 31, 2016. Refer to Note 29 to the Consolidated Financial Statements for additional information.

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
The consumer portfolio segments consist of smaller-balance, homogeneous loans. Excluding certain loans that are identified as individually impaired, the allowance for each consumer portfolio segment (automotive and mortgage) is evaluated collectively. The allowance is based on aggregated portfolio segment evaluations that begin with estimates of incurred losses in each portfolio segment based on various statistical analyses. We leverage statistical models based on recent loss trends to develop a systematic incurred loss reserve. These statistical loss forecasting models are utilized to estimate incurred losses and consider several credit quality indicators including, but not limited to, historical loss experience, current economic conditions, credit scores, and expected loss factors by loan type. Management believes these factors are relevant to estimate incurred losses and are updated on a quarterly basis in order to incorporate information reflective of the current economic environment, as changes in these assumptions could have a significant impact. In order to develop our best estimate of probable incurred losses inherent in the loan portfolio, management reviews and analyzes the output from the models and may adjust the reserves to take into consideration environmental, qualitative and other factors that may not be captured in the models. These adjustments are documented and reviewed through our risk management processes. Management reviews, updates, and validates its systematic process and loss assumptions on a periodic basis. This process involves an analysis of loss information, such as a review of loss and credit trends, a retrospective evaluation of actual loss information to loss forecasts, and other analyses.
The commercial portfolio segment is primarily composed of larger-balance, nonhomogeneous exposures within our Automotive Finance operations and Corporate Finance operations. These loans are primarily evaluated individually and are risk-rated based on borrower, collateral, and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current information and events. Management establishes specific allowances for commercial loans determined to be individually impaired based on the present value of expected future cash flows, discounted at the loans' effective interest rate, observable market price or the fair value of collateral, whichever is determined to be the most appropriate. Estimated costs to sell the collateral on a discounted basis are included in the impairment measurement, when appropriate. In addition to the specific allowances for impaired loans, loans that are not identified as individually impaired are grouped into pools based on similar risk characteristics and collectively evaluated. These allowances are based on historical loss experience, concentrations, current economic conditions, and performance trends within specific geographic locations. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.
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
Valuation of Automotive Lease Assets and Residuals
We have significant investments in vehicles in our operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term. At contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus a finance charge. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of lease assets.
To account for residual risk, we depreciate automotive operating lease assets to expected realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Periodically, we revise the projected value of the lease vehicle at termination based on current market conditions, and other relevant data points, and adjust depreciation expense appropriately over the remaining term of the lease. Impairment of operating lease assets is assessed upon the occurrence of a triggering event. Triggering events are systemic, observed events impacting the used vehicle market such as shocks to oil and gas prices that may indicate impairment of the operating lease asset. Impairment is determined to exist if the expected undiscounted cash flows generated from the operating lease assets are less than the carrying value of the operating lease assets. If the operating lease assets are impaired, they are written down to their fair value as estimated by discounted cash flows. There were no such impairment charges in 2016, 2015, or 2014.
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
Legal and Regulatory Reserves
Our legal and regulatory reserves reflect management's best estimate of probable losses on legal and regulatory matters. As a legal or regulatory matter develops, management, in conjunction with internal and external counsel handling the matter, evaluates on an ongoing basis

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

whether the matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency related to a legal or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make the loss contingency both probable and estimable. When the loss contingency related to a legal or regulatory matter is deemed to be both probable and estimable, we will establish a liability with respect to the loss contingency and record a corresponding expense. To estimate the probable loss, we evaluate the individual facts and circumstances of the case including information learned through the discovery process, rulings on dispositive motions, settlement discussions, our prior history with similar matters and other rulings by courts, arbitrators or others. The reserves are continuously monitored and updated to reflect the most recent information related to each matter.
Additionally, in matters for which a loss event is not deemed probable, but rather reasonably possible to occur, we attempt to estimate a loss or range of loss related to that event, if possible. For these matters, we do not record a liability. However, if we are able to estimate a loss or range of loss, we disclose this loss, if it is material to our financial statements. To estimate a range of probable or reasonably possible loss, we evaluate each individual case in the manner described above. We do not accrue for or disclose matters for which a loss event is deemed remote.
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
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We continue to believe it is more likely than not that the benefit for capital loss carryforwards, certain foreign tax credits, state net operating loss carryforwards, and state capital loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on the deferred tax assets relating to these carryforwards. Finally, as a result of the U.S. tax reserve release discussed in Note 23 to the Consolidated Financial Statements, we recorded additional capital loss carryforward deferred tax assets. After assessing the positive and negative evidence surrounding our ability to realize these carryforwards before expiration, we established a full valuation allowance against these deferred tax assets.
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

	2016			2015			2014
Year ended December 31, ($ in millions)	Average balance (a)	Interest income/Interest expense	Yield/rate	Average balance (a)	Interest income/Interest expense	Yield/rate	Average balance (a)	Interest income/Interest expense	Yield/rate
Assets
Interest-bearing cash and cash equivalents	$2,657	$14	0.53%	$3,702	$8	0.22%	$4,328	$8	0.18%
Federal funds sold and securities purchased under resale agreements	1	—	—	2	—	—	—	—	—
Investment securities (b)	18,255	411	2.25	17,643	381	2.16	16,594	367	2.21
Loans held-for-sale, net	9	—	—	884	40	4.52	16	1	6.25
Finance receivables and loans, net (c) (d)	113,140	5,162	4.56	104,294	4,570	4.38	100,148	4,457	4.45
Investment in operating leases, net (e)	13,791	942	6.83	18,058	1,149	6.36	18,789	1,325	7.05
Other earning assets	864	7	0.81	—	—	—	—	—	—
Total interest-earning assets	148,717	6,536	4.39	144,583	6,148	4.25	139,875	6,158	4.40
Noninterest-bearing cash and cash equivalents	1,412			1,522			1,610
Other assets (f)	8,291			8,567			9,810
Allowance for loan losses	(1,095)			(985)			(1,173)
Total assets	$157,325			$153,687			$150,122
Liabilities
Interest-bearing deposit liabilities	$72,515	$830	1.14%	$62,086	$718	1.16%	$55,838	$664	1.19%
Short-term borrowings	6,161	57	0.93	6,289	49	0.78	6,308	52	0.82
Long-term debt (d)	59,792	1,742	2.91	66,100	1,662	2.51	67,881	2,067	3.05
Total interest-bearing liabilities	138,468	2,629	1.90	134,475	2,429	1.81	130,027	2,783	2.14
Noninterest-bearing deposit liabilities	94			85			69
Total funding sources (f)	138,562	2,629	1.90	134,560	2,429	1.81	130,096	2,783	2.14
Other liabilities (f)	5,090			4,302			5,231
Total liabilities	143,652			138,862			135,327
Total equity	13,673			14,825			14,795
Total liabilities and equity	$157,325			$153,687			$150,122
Net financing revenue and other interest income		$3,907			$3,719			$3,375
Net interest spread (g)			2.49%			2.44%			2.26%
Net yield on interest-earning assets (h)			2.63%			2.57%			2.41%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Amounts for the years ended December 31, 2015, and 2014, were adjusted to include previously excluded equity investments with an average balance of $941 million and $865 million at December 31, 2015, and 2014, respectively, and related income on equity investments of $25 million and $20 million during the years ended December 31, 2015, and 2014, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to amortized cost. Yields on held-to-maturity securities are based on amortized cost.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements.

(d)	Includes the effects of derivative financial instruments designated as hedges.

(e)
Includes gains on sale of $213 million, $351 million, $433 million, for the years ended December 31, 2016, 2015, and 2014, respectively. Excluding these gains on sale, the annualized yield would be 5.29%, 4.42%, and 4.75% at December 31, 2016, 2015, and 2014, respectively.

(f)	Includes average balances of assets of discontinued operations for the year ended December 31, 2014.

(g)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(h)	Net yield on interest-earning assets represents net financing revenue and other interest income as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents an analysis of the changes in net financing revenue and other interest income, volume, and rate.

	2016 vs. 2015 (Decrease) increase due to (a)			2015 vs. 2014 Increase (decrease) due to (a)
Year ended December 31, ($ in millions)	Volume	Yield/rate	Total	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$(2)	$8	$6	$—	$—	$—
Investment securities	13	17	30	23	(9)	14
Loans held-for-sale, net	(40)	—	(40)	39	—	39
Finance receivables and loans, net	388	204	592	184	(71)	113
Investment in operating leases, net	(272)	65	(207)	(51)	(125)	(176)
Other earning assets	7	—	7	—	—	—
Total interest-earning assets			388			(10)
Liabilities
Interest-bearing deposit liabilities	$121	$(9)	$112	$72	$(18)	$54
Short-term borrowings	(1)	9	8	—	(3)	(3)
Long-term debt	(159)	239	80	(53)	(352)	(405)
Total interest-bearing liabilities			200			(354)
Net financing revenue and other interest income			$188			$344

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
Outstanding Finance Receivables and Loans
The following table presents the composition of our on-balance sheet finance receivables and loans.

December 31, ($ in millions)	2016	2015	2014	2013	2012
Consumer
Consumer automotive	$65,793	$64,292	$56,570	$56,417	$53,715
Consumer mortgage
Mortgage Finance	8,294	6,413	3,504	3,295	3,795
Mortgage — Legacy	2,756	3,360	3,970	5,149	6,026
Total consumer mortgage	11,050	9,773	7,474	8,444	9,821
Total consumer	76,843	74,065	64,044	64,861	63,536
Commercial
Commercial and industrial
Automotive	35,041	31,469	30,871	30,948	30,270
Other	3,248	2,640	1,882	1,664	2,697
Commercial real estate
Automotive	3,812	3,426	3,151	2,855	2,552
Total commercial loans	42,101	37,535	35,904	35,467	35,519
Total finance receivables and loans	$118,944	$111,600	$99,948	$100,328	$99,055
Loans held-for-sale	$—	$105	$2,003	$35	$2,576

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Nonperforming Assets
The following table summarizes the nonperforming assets in our on-balance sheet portfolio.

December 31, ($ in millions)	2016	2015	2014	2013	2012
Consumer
Consumer automotive	$598	$475	$386	$329	$260
Consumer mortgage
Mortgage Finance	10	15	19	7	10
Mortgage — Legacy	89	113	158	185	372
Total consumer mortgage	99	128	177	192	382
Total consumer (a)	697	603	563	521	642
Commercial
Commercial and industrial
Automotive	33	25	32	116	146
Other	84	44	46	74	33
Commercial real estate
Automotive	5	8	4	14	37
Total commercial (b)	122	77	82	204	216
Total nonperforming finance receivables and loans	819	680	645	725	858
Foreclosed properties	13	10	10	10	8
Repossessed assets (c)	135	122	90	101	62
Total nonperforming assets	$967	$812	$745	$836	$928
Loans held-for-sale	$—	$—	$8	$9	$25

(a)
Interest revenue that would have been accrued on total consumer finance receivables and loans at original contractual rates was $61 million during the year ended December 31, 2016. Interest income recorded for these loans was $24 million during the year ended December 31, 2016.

(b)
Interest revenue that would have been accrued on total commercial finance receivables and loans at original contractual rates was $8 million during the year ended December 31, 2016. Interest income recorded for these loans was $3 million during the year ended December 31, 2016.

(c)	Repossessed assets exclude $8 million, $8 million, $7 million, $7 million, and $3 million of repossessed operating lease assets at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.
Accruing Finance Receivables and Loans Past Due 90 Days or More
The following table presents our on-balance sheet accruing loans past due 90 days or more as to principal and interest.

December 31, ($ in millions)	2016	2015	2014	2013	2012
Consumer automotive	$—	$—	$—	$—	$—
Consumer mortgage
Mortgage Finance	—	—	—	—	—
Mortgage — Legacy	—	—	—	1	1
Total accruing finance receivables and loans past due 90 days or more (a)	$—	$—	$—	$1	$1
Loans held-for-sale	$—	$—	$—	$—	$—

(a)	There were no commercial on-balance sheet accruing loans past due 90 days or more as of December 31, 2016, 2015, 2014, 2013, and 2012.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Allowance for Loan Losses
The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	2016	2015	2014	2013	2012
Balance at January 1,	$1,054	$977	$1,208	$1,170	$1,503
Charge-offs (a)	(1,142)	(892)	(776)	(737)	(776)
Recoveries	341	283	239	265	302
Net charge-offs	(801)	(609)	(537)	(472)	(474)
Provision for loan losses	917	707	457	501	329
Other (b)	(26)	(21)	(151)	9	(188)
Balance at December 31,	$1,144	$1,054	$977	$1,208	$1,170

(a)
Represents the amount of the gross carrying value directly written-off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements for more information regarding our charge-off policies.

(b)
Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale. Also includes provision for loan losses relating to discontinued operations of $65 million for the year ended December 31, 2012.

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2016		2015		2014		2013		2012
December 31, ($ in millions)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Consumer
Consumer automotive	$932	81.4	$834	79.1	$685	70.1	$673	55.7	$575	49.2
Consumer mortgage
Mortgage Finance	11	1.0	16	1.5	10	1.0	10	0.8	22	1.9
Mortgage — Legacy	80	7.0	98	9.3	142	14.6	379	31.4	430	36.7
Total consumer mortgage	91	8.0	114	10.8	152	15.6	389	32.2	452	38.6
Total consumer loans	1,023	89.4	948	89.9	837	85.7	1,062	87.9	1,027	87.8
Commercial
Commercial and industrial
Automotive	32	2.8	29	2.8	65	6.7	67	5.6	55	4.7
Other	64	5.6	53	5.0	42	4.2	50	4.1	48	4.1
Commercial real estate
Automotive	25	2.2	24	2.3	33	3.4	29	2.4	40	3.4
Total commercial loans	121	10.6	106	10.1	140	14.3	146	12.1	143	12.2
Total allowance for loan losses	$1,144	100.0	$1,054	100.0	$977	100.0	$1,208	100.0	$1,170	100.0
Deposit Liabilities
The following table presents the average balances and interest rates paid for types of domestic deposits.

	2016		2015		2014
Year ended December 31, ($ in millions)	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate
Domestic deposits
Noninterest-bearing deposits	$94	—%	$85	—%	$69	—%
Interest-bearing deposits
Savings and money market checking accounts	42,040	0.96	31,608	0.91	24,296	0.82
Certificates of deposit	30,275	1.39	30,212	1.39	31,153	1.44
Dealer deposits	200	4.16	266	3.73	389	3.79
Total domestic deposit liabilities	$72,609	1.14	$62,171	1.15	$55,907	1.19

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the amount of certificates of deposit in denominations of $100 thousand or more segregated by time remaining until maturity.

December 31, 2016 ($ in millions)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Certificates of deposit ($100,000 or more)	$1,721	$1,594	$3,665	$5,077	$12,057

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
Based on the assessment performed, management concluded that at December 31, 2016, Ally's internal control over financial reporting was effective based on the COSO criteria.
The independent registered public accounting firm, Deloitte & Touche LLP, has audited the Consolidated Financial Statements of Ally and has issued an attestation report on our internal control over financial reporting at December 31, 2016, as stated in its report, which is included herein.

/S/ JEFFREY J. BROWN	/S/ CHRISTOPHER A. HALMY
Jeffrey J. Brown	Christopher A. Halmy
Chief Executive Officer	Chief Financial Officer
February 27, 2017	February 27, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ally Financial Inc.:
We have audited the accompanying Consolidated Balance Sheets of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Equity, and Cash Flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 27, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ally Financial Inc.:
We have audited the internal control over financial reporting of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016, of the Company and our report dated February 27, 2017, expressed an unqualified opinion on those consolidated financial statements.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 27, 2017

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2016	2015	2014
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$5,162	$4,570	$4,457
Interest on loans held-for-sale	—	40	1
Interest and dividends on investment securities and other earning assets	418	381	367
Interest on cash and cash equivalents	14	8	8
Operating leases	2,711	3,398	3,558
Total financing revenue and other interest income	8,305	8,397	8,391
Interest expense
Interest on deposits	830	718	664
Interest on short-term borrowings	57	49	52
Interest on long-term debt	1,742	1,662	2,067
Total interest expense	2,629	2,429	2,783
Net depreciation expense on operating lease assets	1,769	2,249	2,233
Net financing revenue and other interest income	3,907	3,719	3,375
Other revenue
Insurance premiums and service revenue earned	945	940	979
Gain on mortgage and automotive loans, net	11	45	7
Loss on extinguishment of debt	(5)	(357)	(202)
Other gain on investments, net	185	155	181
Other income, net of losses	394	359	311
Total other revenue	1,530	1,142	1,276
Total net revenue	5,437	4,861	4,651
Provision for loan losses	917	707	457
Noninterest expense
Compensation and benefits expense	992	963	947
Insurance losses and loss adjustment expenses	342	293	410
Other operating expenses	1,605	1,505	1,591
Total noninterest expense	2,939	2,761	2,948
Income from continuing operations before income tax expense	1,581	1,393	1,246
Income tax expense from continuing operations	470	496	321
Net income from continuing operations	1,111	897	925
(Loss) income from discontinued operations, net of tax	(44)	392	225
Net income	$1,067	$1,289	$1,150
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, (in dollars) (a)	2016	2015	2014
Basic earnings per common share
Net income (loss) from continuing operations	$2.25	$(3.47)	$1.36
(Loss) income from discontinued operations, net of tax	(0.09)	0.81	0.47
Net income (loss)	$2.15	$(2.66)	$1.83
Diluted earnings per common share
Net income (loss) income from continuing operations	$2.24	$(3.47)	$1.36
(Loss) income from discontinued operations, net of tax	(0.09)	0.81	0.47
Net income (loss)	$2.15	$(2.66)	$1.83
Cash dividends per common share	$0.16	$—	$—

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 20 to the Consolidated Financial Statements for additional earnings per share information, including the impact of preferred stock dividends recognized in connection with the redemption of the Series G Preferred Stock and the repurchases of the Series A Preferred Stock. The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Comprehensive Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2016	2015	2014
Net income	$1,067	$1,289	$1,150
Other comprehensive (loss) income, net of tax
Investment securities
Net unrealized gains (losses) arising during the period	33	(39)	415
Less: Net realized gains reclassified to net income	147	99	167
Net change	(114)	(138)	248
Translation adjustments
Net unrealized gains (losses) arising during the period	3	(26)	(17)
Less: Net realized (losses) gains reclassified to net income	(1)	22	20
Net change	4	(48)	(37)
Net investment hedges
Net unrealized gains arising during the period	1	18	8
Less: Net realized losses reclassified to net income	—	(3)	—
Net change	1	21	8
Translation adjustments and net investment hedges, net change	5	(27)	(29)
Cash flow hedges
Net unrealized gains arising during the period	—	1	2
Defined benefit pension plans
Net unrealized losses arising during the period	(3)	—	(15)
Less: Net realized (losses) gains reclassified to net income	(2)	1	(4)
Net change	(1)	(1)	(11)
Other comprehensive (loss) income, net of tax	(110)	(165)	210
Comprehensive income	$957	$1,124	$1,360
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
Ally Financial Inc. • Form 10-K

December 31, ($ in millions, except share data)	2016	2015
Assets
Cash and cash equivalents
Noninterest-bearing	$1,547	$2,148
Interest-bearing	4,387	4,232
Total cash and cash equivalents	5,934	6,380
Available-for-sale securities (refer to Note 8 for discussion of investment securities pledged as collateral)	18,926	17,157
Held-to-maturity securities	839	—
Loans held-for-sale, net	—	105
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	118,944	111,600
Allowance for loan losses	(1,144)	(1,054)
Total finance receivables and loans, net	117,800	110,546
Investment in operating leases, net	11,470	16,271
Premiums receivable and other insurance assets	1,905	1,801
Other assets	6,854	6,321
Total assets	$163,728	$158,581
Liabilities
Deposit liabilities
Noninterest-bearing	$84	$89
Interest-bearing	78,938	66,389
Total deposit liabilities	79,022	66,478
Short-term borrowings	12,673	8,101
Long-term debt	54,128	66,234
Interest payable	351	350
Unearned insurance premiums and service revenue	2,500	2,434
Accrued expenses and other liabilities	1,737	1,545
Total liabilities	150,411	145,142
Commitments and contingencies (refer to Note 29 and Note 30)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 485,707,644 and 482,790,696; and outstanding 467,000,306 and 481,980,111)	21,166	21,100
Preferred stock	—	696
Accumulated deficit	(7,151)	(8,110)
Accumulated other comprehensive loss	(341)	(231)
Treasury stock, at cost (18,707,338 and 810,585 shares)	(357)	(16)
Total equity	13,317	13,439
Total liabilities and equity	$163,728	$158,581
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

December 31, ($ in millions)	2016	2015
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$24,630	$27,929
Allowance for loan losses	(173)	(196)
Total finance receivables and loans, net	24,457	27,733
Investment in operating leases, net	1,745	4,791
Other assets	1,390	1,624
Total assets	$27,592	$34,148
Liabilities
Long-term debt	$13,259	$20,267
Accrued expenses and other liabilities	12	22
Total liabilities	$13,271	$20,289
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity
Ally Financial Inc. • Form 10-K

($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit		Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2014	$20,939	$1,255	$(7,710)		$(276)	$—	$14,208
Net income			1,150				1,150
Preferred stock dividends			(268)				(268)
Share-based compensation	99						99
Other comprehensive income					210		210
Balance at December 31, 2014	$21,038	$1,255	$(6,828)		$(66)	—	$15,399
Net income			1,289				1,289
Preferred stock dividends			(2,571)	(a)			(2,571)
Series A preferred stock repurchase		(325)					(325)
Series G preferred stock redemption		(234)					(234)
Share-based compensation	62						62
Other comprehensive loss					(165)		(165)
Share repurchases related to employee stock-based compensation awards						(16)	(16)
Balance at December 31, 2015	$21,100	$696	$(8,110)		$(231)	$(16)	$13,439
Net income			1,067				1,067
Preferred stock dividends			(30)				(30)
Series A preferred stock repurchase		(696)					(696)
Share-based compensation	66						66
Other comprehensive loss					(110)		(110)
Common stock repurchases (b)						(341)	(341)
Common stock dividends ($0.16 per share)			(78)				(78)
Balance at December 31, 2016	$21,166	$—	$(7,151)		$(341)	$(357)	$13,317

(a)
Preferred stock dividends include $2,364 million recognized in connection with the partial redemption of the Series G Preferred Stock and the repurchase of the Series A Preferred Stock. These dividends represent an additional return to preferred shareholders calculated as the excess consideration paid over the carrying amount derecognized. Refer to Note 18 to the Consolidated Financial Statements for additional preferred stock information.

(b)	Includes shares repurchased related to employee stock-based compensation awards.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2016	2015	2014
Operating activities
Net income	$1,067	$1,289	$1,150
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	2,382	2,801	2,936
Provision for loan losses	917	707	457
Gain on mortgage and automotive loans, net	(11)	(45)	(7)
Other gain on investments, net	(185)	(155)	(181)
Loss on extinguishment of debt	5	357	202
Originations and purchases of loans held-for-sale	(141)	(1,770)	—
Proceeds from sales and repayments of loans originated as held-for-sale	240	1,658	62
Impairment and settlement related to Residential Capital, LLC	—	—	(150)
(Gain) loss on sale of subsidiaries, net	—	(452)	7
Net change in
Deferred income taxes	458	565	117
Interest payable	1	(127)	(411)
Other assets	(120)	526	(132)
Other liabilities	(206)	(247)	(400)
Other, net	160	4	(247)
Net cash provided by operating activities	4,567	5,111	3,403
Investing activities
Purchases of available-for-sale securities	(16,031)	(12,250)	(5,417)
Proceeds from sales of available-for-sale securities	11,036	6,874	4,260
Proceeds from maturities and repayment of available-for-sale securities	3,379	4,255	2,657
Purchases of held-to-maturity securities	(841)	—	—
Purchases of loans held-for-investment	(3,859)	(4,501)	(877)
Proceeds from sales of finance receivables and loans originated as held-for-investment	4,285	3,197	2,592
Originations and repayments of loans held-for-investment and other, net	(8,826)	(9,344)	(4,147)
Purchases of operating lease assets	(3,274)	(4,685)	(9,884)
Disposals of operating lease assets	6,304	5,546	5,860
Acquisitions, net of cash acquired	(309)	—	—
Proceeds from sale of business unit, net (a)	—	1,049	47
Net change in restricted cash	392	264	1,625
Net change in nonmarketable equity investments	(628)	(147)	66
Other, net	(312)	(5)	6
Net cash used in investing activities	(8,684)	(9,747)	(3,212)
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2016	2015	2014
Financing activities
Net change in short-term borrowings	4,564	1,028	(1,494)
Net increase in deposits	12,508	8,247	4,851
Proceeds from issuance of long-term debt	14,155	30,665	27,192
Repayments of long-term debt	(26,412)	(31,350)	(30,426)
Repurchase and redemption of preferred stock	(696)	(559)	—
Repurchases of common stock	(341)	(16)	—
Dividends paid	(108)	(2,571)	(268)
Net cash provided by (used in) financing activities	3,670	5,444	(145)
Effect of exchange-rate changes on cash and cash equivalents	1	(4)	(1)
Net (decrease) increase in cash and cash equivalents	(446)	804	45
Cash and cash equivalents at beginning of year	6,380	5,576	5,531
Cash and cash equivalents at end of year	$5,934	$6,380	$5,576
Supplemental disclosures
Cash paid for
Interest	$2,647	$2,632	$3,090
Income taxes	19	96	8
Noncash items
Finance receivables and loans transferred to loans held-for-sale	4,282	1,311	4,631
Other disclosures
Proceeds from repayments of mortgage loans held-for-investment originally designated as held-for-sale	40	68	38

(a)	Cash flows of discontinued operations are reflected within operating, investing, and financing activities in the Consolidated Statement of Cash Flows.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (together with its consolidated subsidiaries unless the context requires otherwise, Ally, the Company, or we, us, or our) is a leading digital financial services company offering diversified financial products for consumers, businesses, automotive dealers and corporate clients. Our legacy dates back to 1919, and Ally was redesigned in 2009 with a distinctive brand and relentless focus on our customers. We reconverted to a Delaware corporation in 2009 and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956 as amended (the BHC Act) and a financial holding company (FHC) under the Gramm-Leach-Bliley Act of 1999 as amended (the GLB Act). Our banking subsidiary, Ally Bank, is an award-winning online bank, and an indirect, wholly-owned subsidiary of Ally Financial Inc., offering a variety of deposit and other banking products.
Consolidation and Basis of Presentation
The Consolidated Financial Statements include the accounts of the parent and its consolidated subsidiaries, to which it is deemed to possess control, after eliminating intercompany balances and transactions, and include all variable interest entities (VIEs) in which we are the primary beneficiary. Other entities in which we have invested and have the ability to exercise significant influence over operating and financial policies of the investee, but upon which we do not possess control, are accounted for by the equity method of accounting within the financial statements and they are therefore not consolidated. Refer to Note 11 to the Consolidated Financial Statements for further details on our VIEs. Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Certain reclassifications may have been made to the prior periods’ financial statements and notes to conform to the current period’s presentation, which did not have a material impact on our Consolidated Financial Statements.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Realized gains and losses on investment securities are reported in other gain (loss) on investments, net, and are determined using the specific identification method. For information on our debt and marketable equity securities, refer to Note 8 to the Consolidated Financial Statements.
In addition to our investments in debt and marketable equity securities, we hold equity positions in other entities. These positions include Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock held to meet regulatory requirements, other equity investments that are not publicly traded and do not have a readily determinable fair value, equity investments in low income housing tax credits, and Community Reinvestment Act (CRA) equity investments, which are also not publicly traded and do not have a readily determinable fair value. Our investments in FHLB and FRB stock and other equity investments are accounted for using the cost method of accounting. Our low income housing tax credit investments are accounted for using the proportional amortization method of accounting for qualified affordable housing investments. Our obligations related to unfunded commitments for our low income housing tax credit investments are reported in other liabilities. Our CRA investments are accounted for using the equity method of accounting. Our FHLB and FRB stock and other equity investments carried at cost are included in nonmarketable equity investments in other assets. Our investments in low income housing tax credits and CRA are also included in other assets. As conditions warrant, we review our investments for impairment and will adjust the carrying value of the investment if it is deemed to be impaired. No impairment was recognized in 2016 or 2015. For more information on our nonmarketable equity investments, refer to Note 25 to the Consolidated Financial Statements.
Finance Receivables and Loans
Finance receivables and loans are reported at their gross carrying value, which includes the principal amount outstanding, net of unamortized deferred fees and costs on originated loans, unamortized premiums and discounts on purchased loans, unamortized basis adjustments arising from the designation of finance receivables and loans as the hedged item in qualifying fair value hedge relationships, and cumulative principal charge-offs. We refer to the gross carrying value less the allowance for loan loss as the net carrying value in finance receivables and loans. Unearned rate support received from an automotive manufacturer on certain automotive loans, deferred origination fees and costs, and premiums and discounts on purchased loans, are amortized over the contractual life of the related finance receivable or loan using the effective interest method. We make various incentive payments for consumer automotive loan originations to automotive dealers and account for these payments as direct loan origination costs. Additionally, we make incentive payments to certain commercial automobile wholesale borrowers and account for these payments as a reduction to interest income in the period they are earned. Loan commitment fees are generally deferred and amortized over the commitment period. For information on finance receivables and loans, refer to Note 9 to the Consolidated Financial Statements.
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

•
Mortgage Finance — Consists of consumer first mortgages from our ongoing mortgage operations including bulk acquisitions, originations, and refinancing of high-quality jumbo mortgages and low-to-moderate income (LMI) mortgages. In late 2016, we also introduced limited direct mortgage originations consisting of jumbo and conforming mortgages. Conforming mortgages will be originated as held-for-sale, while jumbo mortgages will be originated as held-for-investment.

•	Mortgage — Legacy — Consists of consumer mortgage assets originated prior to January 1, 2009, including first mortgages, subordinate-lien mortgages, and home equity mortgages.

•	Commercial — Consists of the following classes of finance receivables.

•	Commercial and Industrial

•
Automotive — Consists of financing operations to fund dealer purchases of new and used vehicles through wholesale floorplan financing. Additional commercial offerings include automotive dealer term loans, revolving lines of credit, and dealer fleet financing.

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
Loans on nonaccrual status are reported as nonperforming loans in Note 9 to the Consolidated Financial Statements. The receivable for interest income that is accrued, but not collected, at the date finance receivables and loans are placed on nonaccrual status is reversed against interest income and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Generally, finance receivables and loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.
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
Net Charge-offs
We disclose the measurement of net charge-offs as the amount of gross charge-offs recognized less recoveries received. Gross charge-offs reflect the amount of the gross carry value directly written-off. Generally, we recognize recoveries when they are received and record them as an increase to the allowance for loan losses. As a general rule, consumer automotive loans are written down to estimated collateral value, less costs to sell, once a loan becomes 120 days past due. In our consumer mortgage portfolio segment, first-lien mortgages and a subset of our home equity portfolio that are secured by real estate in a first-lien position are written down to the estimated fair value of the collateral, less costs to sell, once a mortgage loan becomes 180 days past due. Consumer mortgage loans that represent second-lien positions are charged off at 180 days past due. Consumer mortgage loans within our second-lien portfolio in bankruptcy that are 60 days past due are fully charged off within 60 days of receipt of notification of filing from the bankruptcy court. Consumer automotive and first-lien consumer mortgage loans in bankruptcy that are 60 days past due are written down to the estimated fair value of the collateral, less costs to sell, within 60 days of receipt of notification of filing from the bankruptcy court. Regardless of other timelines noted within this policy, loans are considered collateral dependent once foreclosure or repossession proceedings begin and are charged-off to the estimated fair value of the underlying collateral, less costs to sell at that time.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Commercial loans are individually evaluated and where collectability of the recorded balance is in doubt are written down to the estimated fair value of the collateral less costs to sell. Generally, all commercial loans are charged-off when it becomes unlikely that the borrower is willing or able to repay the remaining balance of the loan and any underlying collateral is not sufficient to recover the outstanding principal. Collateral dependent loans are charged-off to the fair market value of collateral less costs to sell when appropriate. Noncollateral dependent loans are fully written-off.
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
Measurement of impairment for specific reserves is generally determined on a loan-by-loan basis. Loans determined to be specifically impaired are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, an observable market price, or the estimated fair value of the collateral less estimated costs to sell when appropriate, whichever is determined to be the most appropriate. When these measurement values are lower than the net carrying value of that loan, impairment is recognized. Loans that are not identified as individually impaired are pooled with other loans with similar risk characteristics for evaluation of impairment for the portfolio-level allowance.
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
During 2016, we did not substantively change any material aspect of our overall approach used to determine the allowance for loan losses for our portfolio segments. There were no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan losses for our portfolio segments.
Refer to Note 9 to the Consolidated Financial Statements for information on the allowance for loan losses.
Consumer Loans
Our consumer automotive and consumer mortgage portfolio segments are reviewed for impairment based on an analysis of loans that are grouped into common risk categories. We perform periodic and systematic detailed reviews of our lending portfolios to identify inherent risks and to assess the overall collectability of those portfolios. Loss models are utilized for these portfolios, which consider a variety of credit quality indicators including, but not limited to, historical loss experience, current economic conditions, credit scores, and expected loss factors by loan type.
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
The quantitative assessment component of the allowance may be supplemented with qualitative reserves based on management's determination that such adjustments provide a better estimate of credit losses. This qualitative assessment takes into consideration relevant internal and external factors that have occurred but are not yet reflected in the forecasted losses and may affect the performance of the portfolio.

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
The quantitative assessment component of the allowance may be supplemented with qualitative reserves based on management's determination that such adjustments provide a better estimate of credit losses. This qualitative assessment takes into consideration relevant internal and external factors that have occurred but are not yet reflected in the forecasted losses and may affect the performance of the portfolio.
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
The quantitative assessment component of the allowance may be supplemented with qualitative reserves based on management's determination that such adjustments provide a better estimate of credit losses. This qualitative assessment takes into consideration relevant internal and external factors that have occurred but are not yet reflected in the forecasted losses and may affect the performance of the portfolio.
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
In transactions where we are not determined to be the primary beneficiary of the VIE, we then must determine whether or not we achieve a sale for accounting purposes. In order to achieve a sale for accounting purposes, the assets being transferred must be legally isolated, not be constrained by restrictions from further transfer, and be deemed to be beyond our control. If we were to fail any of the three criteria for sale accounting, the accounting would be consistent with the preceding paragraph (i.e., a secured borrowing). Refer to Note 11 to the Consolidated Financial Statements for discussion on VIEs.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Gains or losses on off-balance sheet securitizations take into consideration the fair value of the retained interests including the value of certain servicing assets or liabilities, if any, which are initially recorded at fair value at the date of sale. The estimate of the fair value of the retained interests and servicing requires us to exercise significant judgment about the timing and amount of future cash flows from the interests. Refer to Note 25 to the Consolidated Financial Statements for a discussion of fair value estimates.
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
Whether on- or off-balance sheet, the investors in the securitization trusts generally have no recourse to our assets outside of protections afforded through customary market representation and warranty repurchase provisions.
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
Investment in Operating Leases
Investment in operating leases, net, represents the automobiles that are underlying the automotive lease contracts and is reported at cost, less accumulated depreciation and net of impairment charges and origination fees or costs. Depreciation of vehicles is recorded on a straight-line basis to an estimated residual value over the lease term. Manufacturer support payments that we receive upfront are treated as a reduction to the cost-basis in the underlying lease asset, which has the effect of reducing depreciation expense over the life of the contract. We periodically evaluate our depreciation rate for leased vehicles based on expected residual values and adjust depreciation expense over the remaining life of the lease if deemed appropriate. Income from operating lease assets that includes lease origination fees, net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term.
We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary based on market considerations and portfolio characteristics. Impairment is determined to exist if fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. No impairment was recognized in 2016, 2015, or 2014. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. We accrue rental income on our operating leases when collection is reasonably assured. We generally discontinue the accrual of revenue on operating leases at the time an account is determined to be uncollectible, at the earliest of time of repossession, within 60 days of bankruptcy notification and greater than 60 days past due, or greater than 120 days past due.
When a lease vehicle is returned to us, the asset is reclassified from investment in operating leases, net, to other assets and recorded at the lower-of-cost or estimated fair value, less costs to sell, on our Consolidated Balance Sheet. Any losses recognized at this time are recorded as depreciation expense. Any gain or loss recognized at the time of sale of an off lease or repossessed lease vehicle is recognized as a remarketing gain or loss and presented as a component of depreciation expense.
Impairment of Long-lived Assets
The net carrying value of long-lived assets (including property and equipment) are evaluated for impairment whenever events or changes in circumstances indicate that their net carrying values may not be recoverable from the estimated undiscounted future cash flows expected to result from their use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of their net carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

impairment is measured as the amount by which the net carrying amount of the assets exceeds the fair value estimated using a discounted cash flow method. No material impairment was recognized in 2016, 2015, or 2014.
An impairment test on an asset group to be sold or otherwise disposed of is performed upon occurrence of a triggering event or when certain criteria are met (e.g., the asset is planned to be disposed of within twelve months, appropriate levels of authority have approved the sale, there is an active program to locate a buyer, etc.), which cause the disposal group to be classified as held-for-sale. Long-lived assets held-for-sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell. If the net carrying value of the assets held-for-sale exceeds the fair value less cost to sell, we recognize an impairment loss based on the excess of the net carrying amount over the fair value of the assets less cost to sell. Refer to Note 3 to the Consolidated Financial Statements for a discussion of discontinued and held-for-sale operations.
Property and Equipment
Property and equipment stated at cost, net of accumulated depreciation and amortization, are reported in other assets on our Consolidated Balance Sheet. Included in property and equipment are certain buildings, furniture and fixtures, leasehold improvements, company vehicles, IT hardware and software, capitalized software costs, and assets under construction. We begin depreciating these assets when they are ready for their intended use. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, which generally ranges from three to thirty years. Capitalized software is generally amortized on a straight-line basis over its useful life, which generally ranges from three to five years. Capitalized software that is not expected to provide substantive service potential or for which development costs significantly exceed the amount originally expected is considered impaired and written down to fair value. Software expenditures that are considered general, administrative, or of a maintenance nature are expensed as incurred.
Business Combinations
We account for our business acquisitions using the acquisition method of accounting. Under this method, we generally record the initial carrying values of purchased assets, including identifiable intangible assets, and assumed liabilities at fair value on the acquisition date. We recognize goodwill when the acquisition price is greater than the fair value of the net assets acquired, including identifiable intangible assets. The initial fair value of recognized assets and liabilities are subject to refinement during the measurement period, a period up to one year after the closing date of an acquisition, as information relative to closing date fair values becomes available. Costs directly related to business combinations are recorded as expenses as they are incurred.
Goodwill and Other Intangibles
Goodwill and intangible assets, net of accumulated amortization, are reported in other assets.
Our intangible assets primarily consist of acquired customer relationships and developed technology, and are amortized using a straight line methodology over their estimated useful lives. We review intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If it is determined the carrying amount of the asset is not recoverable, an impairment charge is recorded. Refer to Note 2 to the Consolidated Financial Statements for further discussion on intangible assets.
Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired, including identifiable intangibles. We allocate goodwill to applicable reporting units based on the relative fair value of other net assets allocated to those reporting units at the time of the acquisition. In the event we restructure our business, we may reallocate goodwill. We test goodwill for impairment annually, or more frequently if events and changes in circumstances indicate that it is more likely than not that impairment exists. Our annual goodwill impairment test is performed as of August 31 of each year. In certain situations, we may perform a qualitative assessment to test goodwill for impairment. We may also decide to bypass the qualitative assessment and perform a quantitative assessment. If we perform the qualitative assessment to test goodwill for impairment and conclude that it is more likely than not that the reporting unit’s fair value is greater than its carrying value, then the quantitative assessment is not required. However, if we perform the qualitative assessment and determine that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then we must perform the quantitative assessment. The quantitative assessment uses a two-step process. The first step of the assessment requires us to compare the fair value of each of the reporting units to their respective carrying value. The fair value of the reporting units in our quantitative assessment is determined based on various analyses including discounted cash flow projections using assumptions a market participant would use. If the carrying value is less than the fair value, no impairment exists, and the second step does not need to be completed. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed where we determine the implied value of goodwill based on the individual fair values of the reporting unit's assets and liabilities, including unrecognized intangibles, to compute the amount of the impairment. Refer to Note 2 to the Consolidated Financial Statements for further discussion on goodwill.
Unearned Insurance Premiums and Service Revenue
Insurance premiums, net of premiums ceded to reinsurers, and service revenue are earned over the terms of the policies. The portion of premiums and service revenue written applicable to the unexpired terms of the policies is recorded as unearned insurance premiums or unearned service revenue. For extended service and maintenance contracts, premiums and service revenues are earned on a basis proportionate to the anticipated cost emergence. For other short duration contracts, premiums and unearned service revenue are earned on a pro rata basis. For further information, refer to Note 4 to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Deferred Insurance Policy Acquisition Costs
Certain incremental direct costs incurred to originate a policy are deferred and recorded in other assets. These costs primarily include commissions paid to dealers to originate these policies and vary with the production of business. Deferred policy acquisition costs are amortized over the terms of the related policies and service contracts on the same basis as premiums and service revenue are earned. We group costs incurred for acquiring like contracts and consider anticipated investment income in determining the recoverability of these costs.
Reserves for Insurance Losses and Loss Adjustment Expenses
Reserves for insurance losses and loss adjustment expenses are reported in accrued expenses and other liabilities on our Consolidated Balance Sheet. They are established for the unpaid cost of insured events that have occurred as of a point in time. More specifically, the reserves for insurance losses and loss adjustment expenses represent the accumulation of estimates for both reported losses and those incurred, but not reported, including loss adjustment expenses relating to direct insurance and assumed reinsurance agreements.
We use a combination of methods, including the chain ladder development factor, expected loss, Bornhuetter Ferguson (BF), and frequency and severity methods to determine the ultimate losses for an individual line of business as well as accident year basis depending on the maturity of the accident period and line of business specifics. Development methods are used for more mature years where expected loss, BF, and frequency and severity methods are used for less mature years. Both paid and incurred loss and loss adjustment expenses are reviewed where available and a weighted average of estimates or a single method may be considered in selecting the final estimate for an individual accident period. We did not change our methodology for developing reserves for insurance losses for the year ended December 31, 2016.
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
Legal and Regulatory Reserves
Reserves for legal and regulatory matters are established when those matters present loss contingencies that are both probable and estimable, with a corresponding amount recorded to other operating expense. In cases where we have an accrual for losses, it is our policy to include an estimate for probable and estimable legal expenses related to the case. If, at the time of evaluation, the loss contingency related to a legal or regulatory matter is not both probable and estimable, we do not establish an accrued liability. We continue to monitor legal and regulatory matters for further developments that could affect the requirement to establish a liability or that may impact the amount of a previously established liability. There may be exposure to loss in excess of any amounts recognized. For certain other matters where the risk of loss is determined to be reasonably possible, estimable, and material to the financial statements, disclosure regarding details of the matter and an estimated range of loss is required. The estimated range of possible loss does not represent our maximum loss exposure. Financial statement disclosure is also required for matters that are deemed probable or reasonably possible, material to the financial statements, but for which an estimated range of loss is not possible to determine. While we believe our reserves are adequate, the outcome of legal and regulatory proceedings is extremely difficult to predict and we may settle claims or be subject to judgments for amounts that differ from our estimates. For information regarding the nature of all material contingencies, refer to Note 30 to the Consolidated Financial Statements.
Earnings per Common Share
We compute basic earnings (loss) per common share by dividing net income (loss) from continuing operations attributable to common shareholders after deducting dividends on preferred stock by the weighted-average number of common shares outstanding during the period. We compute diluted earnings (loss) per common share by dividing net income (loss) from continuing operations after deducting dividends on preferred stock by the weighted-average number of common shares outstanding during the period plus the dilution resulting from incremental shares that would have been outstanding if dilutive potential common shares had been issued (assuming it does not have the effect of antidilution), if applicable.
Derivative Instruments and Hedging Activities
We primarily use derivative instruments for risk management purposes. We do not use derivative instruments for speculative purposes. Some of our derivative instruments are designated in qualifying hedge accounting relationships; other derivative instruments do not qualify for hedge accounting or are not elected to be designated in a qualifying hedging relationship. In accordance with applicable accounting standards, all derivative instruments, whether designated for hedge accounting or not, are required to be recorded on the balance sheet as assets or liabilities and measured at fair value. Additionally, we have elected to report the fair value amounts recognized for derivative financial instruments, including the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement, on the Consolidated Balance Sheet on a gross basis where we do not have the intent to offset. For additional information on derivative instruments and hedging activities, refer to Note 22 to the Consolidated Financial Statements.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Share-based Compensation
Under accounting guidance for share-based compensation, compensation cost recognized includes the cost of share-based awards. For equity classified share-based awards, compensation cost is ratably charged to expense based on the grant date fair value of the awards over the applicable service periods. For liability classified share-based awards, the associated liability is measured quarterly at fair value based on our share price and services rendered at the time of measurement until the awards are paid, with changes in fair value charged to compensation expense in the period in which the change occurs. As a result of the adoption of Accounting Standards Update (ASU) 2016-09, Stock Compensation — Improvements to Employee Share-Based Payment Accounting, we have made an accounting policy election to account for forfeitures of share-based awards as they occur. Refer to Note 24 to the Consolidated Financial Statements for a discussion of our share-based compensation plans.
Foreign Exchange
Foreign-denominated assets and liabilities resulting from foreign-currency transactions are valued using period-end foreign-exchange rates and the results of operations and cash flows are determined using approximate weighted average exchange rates for the period. Translation adjustments are related to foreign subsidiaries using local currency as their functional currency and are reported as a separate component of accumulated other comprehensive income. Translation gains or losses are reclassified to earnings upon the substantial sale or liquidation of our investments in foreign operations. We may elect to enter into foreign-currency derivatives to mitigate our exposure to changes in foreign-exchange rates. Refer to the Derivative Instruments and Hedging Activities section above for a discussion of our hedging activities of the foreign-currency exposure of a net investment in a foreign operation.

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
Stock Compensation — Improvements to Employee Share-Based Payment Accounting (ASU 2016-09)
As of December 31, 2016, we adopted ASU 2016-09. The amendments in this update include changes to several aspects of share-based payment accounting. The amendments allow for an entity-wide accounting policy election to either account for forfeitures as they occur or estimate the number of awards that are expected to vest. We elected to account for forfeitures as they occur. The amendments modify the tax withholding requirements to allow entities to withhold an amount up to the employee’s maximum individual statutory tax rates without resulting in a liability classification of the award as opposed to limiting the withholding to the minimum statutory tax rates as required under previous accounting guidance. The amendments require that all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized in income tax expense or benefit in the income statement in the period in which they occur. The adoption of these amendments did not have a material impact to the financial statements. The amendments also address the classification and presentation of certain items on the cash flow statement. Specifically, cash flows related to excess tax benefits should be classified as an operating activity instead of a financing activity and cash flows related to cash paid to a tax authority by an employer when withholding shares from an employee’s award for tax withholding purposes should be classified as a financing activity. The adoption of the amendment requiring excess tax benefits to be classified as an operating activity did not have a material impact to our consolidated statement of cash flows. The adoption of the amendment which requires amounts paid to a tax authority by an employer when withholding shares from an employee’s award for tax withholding purposes to be classified as a financing activity resulted in the reclassification of cash flows in our consolidated statement of cash flows for fiscal years ending December 31, 2016, and 2015, of $14 million and $16 million, respectively, from operating activities to financing activities. The impact for 2014 was not material to our consolidated statement of cash flows.
Recently Issued Accounting Standards
Revenue from Contracts with Customers (ASU 2014-09) and Revenue from Contracts with Customers — Deferral of the Effective Date (ASU 2015-14)
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09. The purpose of this guidance is to streamline and consolidate existing revenue recognition principles in GAAP and to converge revenue recognition principles with International Financial Reporting Standards (IFRS). The core principle of the amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the main principle, guidance on the accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. As originally issued, the amendments in ASU 2014-09 were to be effective beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the guidance until January 1, 2018, and permitted early adoption as of the original effective date in ASU 2014-09. The FASB created a transition resource group to work with stakeholders and clarify the new guidance as necessary. The FASB has issued several additional ASUs to provide clarifying guidance and implementation support for ASU 2014-09. Management has considered these additional ASUs when assessing the overall impact of ASU 2014-09. The amendments to the revenue recognition principles can be applied on adoption either through a full retrospective application or on a modified basis with a cumulative effect adjustment on the date of initial adoption with certain practical expedients. A majority of our revenue streams are not in scope of this ASU as they are governed by other accounting standards. Management has determined that certain revenue streams and contractual arrangements are in scope of this guidance. Management does not expect these amendments to impact current revenue recognition patterns for a majority of the in scope revenue streams and contracts. However, we expect that the application of this guidance to noninsurance contracts within our insurance business will result in the deferral of certain amounts we currently recognize as revenue upon the origination of the contract. We do not expect the impact of the new guidance to these specific contracts to be material to the financial statements. Management has not yet determined whether we will adopt this guidance using the full retrospective approach or the modified retrospective approach.
Financial Instruments — Recognition and Measurement of Financial Assets (ASU 2016-01)
In January 2016, the FASB issued ASU 2016-01. The amendments in this update modify the requirements related to the measurement of certain financial instruments in the statement of financial condition and results of operation. For equity investments (other than investments accounted for using the equity method), entities must measure such instruments at fair value with changes in fair value recognized in net income. Changes in fair value for available-for-sale equity securities will no longer be recognized through other comprehensive income. Reporting entities may continue to elect to measure equity investments that do not have a readily determinable fair value at cost with adjustments for impairment and observable changes in price. In addition, for a liability (other than a derivative liability) that an entity measures at fair value, any change in fair value related to the instrument-specific credit risk, that is the entity’s own-credit, should be presented separately in other comprehensive income and not as a component of net income. The amendments are effective on January 1,

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

2018, with early adoption permitted solely for the provisions pertaining to instrument-specific credit risk for liabilities measured at fair value. The amendments must be applied on a modified retrospective basis with a cumulative effect adjustment as of the beginning of the fiscal year of initial adoption. The amendment requiring equity investments to be measured at fair value with changes in fair value recognized in net income will create additional volatility in our consolidated results of operations since changes in fair value for available-for-sale securities will be recognized in net income as opposed to other comprehensive income as required under existing accounting guidance. Management continues to evaluate the impact of the other amendments. However, we do not anticipate the other amendments to have a material impact to our financial statements.
Leases (ASU 2016-02)
In February 2016, the FASB issued ASU 2016-02. The amendments in this update primarily replace the existing accounting requirements for operating leases for lessees. Lessee accounting requirements for finance leases and lessor accounting requirements for both operating leases and sales type and direct financing leases (both of which were previously referred to as capital leases) are largely unchanged. The amendments require the lessee of an operating lease to record a balance sheet gross-up upon lease commencement by recognizing a right-of-use asset and lease liability equal to the present value of the lease payments. The right-of-use asset and lease liability should be derecognized in a manner that effectively yields a straight line lease expense over the lease term. In addition to the changes to the lessee operating lease accounting requirements, the amendments also change the types of costs that can be capitalized related to a lease agreement for both lessees and lessors for all types of leases. The amendments also require additional disclosures for all lease types for both lessees and lessors. The amendments are effective on January 1, 2019, with early adoption permitted. The amendments must be applied on a modified retrospective basis with a cumulative adjustment to the beginning of the earliest fiscal year presented in the financial statements in the period of adoption. Management is currently evaluating the impact of these amendments. Upon adoption, we expect to record a balance sheet gross up, reflecting our right-of-use asset and lease liability for our operating leases where we are the lessee (for example, our facility leases). We are currently reviewing our operating lease contracts where we are the lessee to determine the impact of the gross up and the changes to capitalizable costs. We are also reviewing our leases where we are the lessor to determine the impact of the changes to capitalizable costs.
Financial Instruments — Credit Losses (ASU 2016-13)
In June 2016, the FASB issued ASU 2016-13. The amendments in this update introduce a new accounting model to measure credit losses for financial assets measured at amortized cost. Credit losses for financial assets measured at amortized cost should be determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. In effect, the financial asset or group of financial assets should be presented at the net amount expected to be collected. Credit losses will no longer be measured as they are incurred for financial assets measured at amortized cost. The amendments also modify the accounting for available-for-sale debt securities whereby credit losses will be recorded through an allowance for credit losses rather than a write-down to the security’s cost basis, which allows for reversals of credit losses when estimated credit losses decline. Credit losses for available-for-sale debt securities should be measured in a manner similar to current GAAP. The amendments are effective on January 1, 2020, with early adoption permitted as of January 1, 2019. The amendments must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption. The new accounting model for credit losses represents a significant departure from existing GAAP, and will likely materially increase the allowance for credit losses with a resulting negative adjustment to retained earnings. Management created a formal working group to govern the implementation of these amendments consisting of key stakeholders from finance, risk, and accounting and is currently evaluating the impact of the amendments.
2.     Acquisitions
On June 1, 2016, we acquired 100% of the equity of TradeKing Group, Inc. (TradeKing), a digital wealth management company with an online broker-dealer, digital portfolio management platform, and educational content for $298 million in cash. TradeKing will operate as a wholly-owned subsidiary of Ally. The addition of brokerage and wealth management is a natural extension of our online banking franchise, creating a full suite of financial products for savings and investments. We applied the acquisition method of accounting to this transaction, which generally requires the initial recognition of assets acquired, including identifiable intangible assets, and liabilities assumed at their respective fair value. Goodwill is recognized as the excess of the acquisition price after the recognition of the net assets, including the identifiable intangible assets. Beginning in June 2016, financial information related to TradeKing is included within Corporate and Other.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes the allocation of cash consideration paid for TradeKing and the amounts of the identifiable assets acquired and liabilities assumed recognized at the acquisition date.

($ in millions)
Purchase price
Cash consideration	$298
Allocation of purchase price to net assets acquired
Intangible assets (a)	82
Cash and short-term investments (b)	50
Other assets	14
Deferred tax asset, net	4
Employee compensation and benefits	(41)
Other liabilities	(4)
Goodwill	$193

(a)	We recorded $6 million of amortization on these intangible assets during the year ended December 31, 2016.

(b)	Includes $40 million in cash proceeds from the acquisition transaction in order to pay employee compensation and benefits that vested upon acquisition as a result of the change in control.
The goodwill of $193 million arising from the acquisition consists largely of expected growth of the business as we leverage the Ally brand and our marketing capabilities to scale the acquired technology platform and expand the suite of financial products we offer to our existing growing customer base. None of the goodwill recognized is expected to be deductible for income tax purposes. Refer to Note 14 to the Consolidated Financial Statements for a reconciliation of the carrying amount of goodwill at the beginning and end of the reporting period.
On August 1, 2016, we acquired assets that constitute a business from Blue Yield, an online automotive lender exchange, as we continue to expand our automotive finance offerings to include a direct-to-consumer option. We completed the acquisition for $28 million of total consideration. As a result of the purchase, we recognized $20 million of goodwill within Automotive Finance operations.
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
Select Automotive Finance Operations
During the fourth quarter of 2012, we entered into an agreement with General Motors Financial Company Inc. (GMF) to sell our 40% interest in a motor vehicle finance joint venture in China. On January 2, 2015, the sale of our interest in the motor vehicle finance joint venture in China was completed and an after-tax gain of approximately $400 million was recorded. The tax expense included in this gain was reduced by the release of the valuation allowance on our capital loss carryforward deferred tax asset that was utilized to offset capital gains stemming from this sale. The remaining activity relates to previous discontinued operations for which we continue to have minimal residual costs.
Other Operations
Other operations relate to previous discontinued operations in our Insurance operations, Corporate Finance operations, and Corporate and Other segments for which we continue to have wind-down, legal, and minimal operational costs. Refer to Note 30 to the Consolidated Financial Statements, titled Contingencies and Other Risks, for additional discussion.
Select Financial Information
Select financial information of discontinued operations is summarized below. The pretax income or loss includes direct costs to transact a sale.

Year ended December 31, ($ in millions)	2016	2015	2014
Select Automotive Finance operations
Total net revenue	$—	$—	$123
Pretax (loss) income (a)	(2)	452	129
Tax expense (b)	2	80	7
Other operations
Pretax (loss) income	$(41)	$16	$25
Tax benefit	(1)	(4)	(78)

(a)	Includes certain treasury and other corporate activity recognized by Corporate and Other.

(b)	Includes certain income tax activity recognized by Corporate and Other.
4.    Insurance Premiums and Service Revenue Earned
The following table is a summary of insurance premiums and service revenue written and earned.

	2016		2015		2014
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned
Insurance premiums
Direct	$317	$318	$313	$296	$294	$282
Assumed	3	5	2	16	43	54
Gross insurance premiums	320	323	315	312	337	336
Ceded	(198)	(141)	(184)	(125)	(156)	(117)
Net insurance premiums	122	182	131	187	181	219
Service revenue	826	763	846	753	842	760
Insurance premiums and service revenue written and earned	$948	$945	$977	$940	$1,023	$979
5.     Other Income, Net of Losses
Details of other income, net of losses, were as follows.

Year ended December 31, ($ in millions)	2016	2015	2014
Remarketing fees	$103	$101	$112
Late charges and other administrative fees	98	90	88
Servicing fees	64	45	31
Income from equity-method investments	18	52	18
Other, net	111	71	62
Total other income, net of losses	$394	$359	$311

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

6.     Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows cumulative incurred claims and allocated loss adjustment expenses, net of reinsurance.

	For the years ended December 31, ($ in millions)					December 31, 2016 ($ in millions)
Accident year (a)	2012 (b)	2013 (b)	2014 (b)	2015 (b)	2016	Total of incurred-but-not-reported liabilities plus expected development on reported claims (c)	Cumulative number of reported claims (c)
2012	$435	$430	$423	$423	$423	$4	772,536
2013		376	365	370	370	2	672,247
2014			390	389	388	—	525,235
2015				274	271	—	342,054
2016					326	$24	453,807
Total					$1,778

(a)
Due to the discontinuation of various product lines and sale of certain international operations, information prior to 2012 has been excluded from the table in order to appropriately reflect the number of years for which claims are typically outstanding. In addition, given the short tail of our insurance contracts, the table above reflects the combined presentation of all business lines.

(b)	Information presented for the years 2012 through 2015 is unaudited supplementary information.

(c)
Claims are reported on a claimant basis. Claimant is defined as one vehicle for guaranteed asset protection (GAP) products, one repair visit for vehicle service contracts (VSCs) and vehicle maintenance contracts (VMCs), one dealership for dealer inventory products, and per individual/coverage for run-off personal auto products.

The following table shows cumulative paid claims and allocated loss adjustment expenses, net of reinsurance.

	For the years ended December 31, ($ in millions)
Accident year (a)	2012 (b)	2013 (b)	2014 (b)	2015 (b)	2016
2012	$391	$412	$416	$418	$419
2013		347	364	366	368
2014			369	388	388
2015				252	272
2016					302
Total					1,749
All outstanding liabilities for loss and allocated loss adjustment expenses before 2012, net of reinsurance					9
Reserves for insurance losses and allocated loss adjustment expenses, net of reinsurance					$38

(a)
Due to the discontinuation of various product lines and sale of certain international operations, information prior to 2012 has been excluded from the table in order to appropriately reflect the number of years for which claims are typically outstanding. In addition, given the short tail of our insurance contracts, the table above reflects the combined presentation of all business lines.

(b)	Information presented for the years 2012 through 2015 is unaudited supplementary information.
The following table shows the average annual percentage payout of incurred claims by age, net of reinsurance. The information presented is unaudited supplementary information.

Year	1	2	3	4	5
Percentage payout of incurred claims	93.4%	5.5%	0.4%	0.5%	0.1%
The following table shows a reconciliation of the disclosures of incurred and paid claims development to the reserves for insurance losses and loss adjustment expenses.

December 31, ($ in millions)	2016
Reserves for insurance losses and loss adjustment expenses, net of reinsurance	$38
Total reinsurance recoverable on unpaid claims	108
Unallocated loss adjustment expenses	3
Total gross reserves for insurance losses and loss adjustment expenses	$149

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)
Total gross reserves for insurance losses and loss adjustment expenses at January 1, 2016	$169
Less: Reinsurance recoverable	120
Net reserves for insurance losses and loss adjustment expenses at January 1, 2016	49
Net insurance losses and loss adjustment expenses incurred related to:
Current year	345
Prior years (a)	(3)
Total net insurance losses and loss adjustment expenses incurred	342
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(320)
Prior years	(30)
Total net insurance losses and loss adjustment expenses paid or payable	(350)
Net reserves for insurance losses and loss adjustment expenses at December 31, 2016	41
Plus: Reinsurance recoverable	108
Total gross reserves for insurance losses and loss adjustment expenses at December 31, 2016	$149

(a)	There have been no material adverse changes to the reserve for prior years.
7.     Other Operating Expenses
Details of other operating expenses were as follows.

Year ended December 31, ($ in millions)	2016	2015	2014
Insurance commissions	$389	$378	$374
Technology and communications	274	267	334
Lease and loan administration	136	126	122
Advertising and marketing	112	107	111
Professional services	103	93	100
Vehicle remarketing and repossession	95	78	83
Regulatory and licensing fees	94	79	87
Premises and equipment depreciation	84	82	81
Occupancy	51	50	47
Non-income taxes	25	29	40
Other	242	216	212
Total other operating expenses	$1,605	$1,505	$1,591

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

8.     Investment Securities
Our portfolio of securities includes bonds, equity securities, asset-backed securities, commercial and residential mortgage-backed securities, and other investments. The cost, fair value, and gross unrealized gains and losses on investment securities were as follows.

	2016				2015
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
December 31, ($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,680	$—	$(60)	$1,620	$1,760	$—	$(19)	$1,741
U.S. States and political subdivisions	794	7	(19)	782	693	24	(1)	716
Foreign government	157	5	—	162	169	8	—	177
Agency mortgage-backed residential	10,473	29	(212)	10,290	7,553	46	(55)	7,544
Mortgage-backed residential	2,162	5	(70)	2,097	2,906	6	(90)	2,822
Mortgage-backed commercial	537	2	(2)	537	486	—	(5)	481
Asset-backed	1,396	6	(2)	1,400	1,762	1	(8)	1,755
Corporate debt	1,452	7	(16)	1,443	1,213	8	(17)	1,204
Total debt securities (a) (b)	18,651	61	(381)	18,331	16,542	93	(195)	16,440
Equity securities	642	7	(54)	595	808	3	(94)	717
Total available-for-sale securities	$19,293	$68	$(435)	$18,926	$17,350	$96	$(289)	$17,157
Total held-to-maturity securities (c) (d)	$839	$—	$(50)	$789	$—	$—	$—	$—

(a)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $14 million at both December 31, 2016, and December 31, 2015.

(b)
Investment securities with a fair value of $4,881 million and $2,506 million at December 31, 2016, and December 31, 2015, were pledged to secure advances from the FHLB, short-term borrowings or repurchase agreements and for other purposes as required by contractual obligation or law. Under these agreements, Ally has granted the counterparty the right to sell or pledge $737 million and $745 million of the underlying investment securities at December 31, 2016, and December 31, 2015, respectively.

(c)	Held-to-maturity securities are recorded at amortized cost and consist of agency-backed residential mortgage-backed debt securities for liquidity purposes.

(d)	Held-to-maturity securities with a fair value of $87 million at December 31, 2016, were pledged to secure advances from the FHLB.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The maturity distribution of investment securities outstanding is summarized in the following tables. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
December 31, 2016
Fair value of available-for-sale debt securities (a)
U.S. Treasury and federal agencies	$1,620	1.7%	$2	4.6%	$60	1.6%	$1,558	1.7%	$—	—%
U.S. States and political subdivisions	782	3.1	64	1.7	29	2.3	172	2.8	517	3.4
Foreign government	162	2.6	—	—	58	2.8	104	2.4	—	—
Agency mortgage-backed residential	10,290	2.9	—	—	—	—	29	2.6	10,261	2.9
Mortgage-backed residential	2,097	2.9	—	—	—	—	—	—	2,097	2.9
Mortgage-backed commercial	537	2.6	—	—	—	—	3	2.8	534	2.6
Asset-backed	1,400	2.8	—	—	1,059	2.8	143	3.2	198	2.6
Corporate debt	1,443	2.8	72	2.2	840	2.6	489	3.2	42	4.7
Total available-for-sale debt securities	$18,331	2.8	$138	2.0	$2,046	2.7	$2,498	2.2	$13,649	2.9
Amortized cost of available-for-sale debt securities	$18,651		$138		$2,040		$2,563		$13,910
Amortized cost of held-to-maturity securities	$839	2.9%	$—	—%	$—	—%	$—	—%	$839	2.9%
December 31, 2015
Fair value of available-for-sale debt securities (a)
U.S. Treasury and federal agencies	$1,741	1.8%	$6	5.1%	$510	1.2%	$1,225	2.1%	$—	—%
U.S. States and political subdivisions	716	3.2	86	1.3	37	2.2	141	2.8	452	3.7
Foreign government	177	2.6	9	1.9	77	2.8	91	2.6	—	—
Agency mortgage-backed residential	7,544	2.9	—	—	32	2.0	36	2.5	7,476	2.9
Mortgage-backed residential	2,822	2.9	—	—	1	4.5	—	—	2,821	2.9
Mortgage-backed commercial	481	2.0	—	—	—	—	3	2.7	478	2.0
Asset-backed	1,755	2.3	6	1.4	1,027	2.1	518	2.6	204	2.2
Corporate debt	1,204	2.9	50	3.0	713	2.5	410	3.4	31	5.4
Total available-for-sale debt securities	$16,440	2.7	$157	2.0	$2,397	2.1	$2,424	2.5	$11,462	2.9
Amortized cost of available-for-sale debt securities	$16,542		$156		$2,404		$2,436		$11,546

(a)
Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.

The balances of cash equivalents were $291 million and $1.0 billion at December 31, 2016, and December 31, 2015, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents interest and dividends on investment securities.

Year ended December 31, ($ in millions)	2016	2015	2014
Taxable interest	$375	$340	$336
Taxable dividends	17	23	20
Interest and dividends exempt from U.S. federal income tax	19	18	11
Interest and dividends on investment securities	$411	$381	$367

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

Year ended December 31, ($ in millions)	2016	2015	2014
Gross realized gains	$187	$184	$209
Gross realized losses (a)	(2)	(15)	(14)
Other-than-temporary impairment	—	(14)	(14)
Other gain on investments, net	$185	$155	$181

(a)
In accordance with our risk management policies and practice, certain available-for-sale securities were sold at a loss in 2016, 2015, and 2014 as a result of changing conditions within these respective periods (e.g., a downgrade in the rating of a debt security) or events outside of our control (such as issuer calls).

The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the assessment of whether such losses were deemed to be other-than-temporary, we believe that the unrealized losses are not indicative of an other-than-temporary impairment of these securities. As of December 31, 2016, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, and we expect to recover the entire amortized cost basis of the securities. As of December 31, 2016, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at December 31, 2016. Refer to Note 1 to the Consolidated Financial Statements for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	2016				2015
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
December 31, ($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,612	$(60)	$—	$—	$1,553	$(17)	$173	$(2)
U.S. States and political subdivisions	524	(19)	—	—	179	(1)	—	—
Foreign government	38	—	—	—	2	—	—	—
Agency mortgage-backed residential	8,052	(196)	587	(16)	2,524	(21)	1,132	(34)
Mortgage-backed residential	813	(17)	860	(53)	1,231	(19)	1,180	(71)
Mortgage-backed commercial	47	(1)	149	(1)	341	(3)	141	(2)
Asset-backed	375	(2)	127	—	1,402	(8)	64	—
Corporate debt	744	(14)	46	(2)	745	(16)	12	(1)
Total temporarily impaired debt securities	12,205	(309)	1,769	(72)	7,977	(85)	2,702	(110)
Temporarily impaired equity securities	151	(8)	269	(46)	534	(54)	96	(40)
Total temporarily impaired available-for-sale securities	$12,356	$(317)	$2,038	$(118)	$8,511	$(139)	$2,798	$(150)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

9.     Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at gross carrying value was as follows.

December 31, ($ in millions)	2016	2015
Consumer automotive (a)	$65,793	$64,292
Consumer mortgage
Mortgage Finance (b)	8,294	6,413
Mortgage — Legacy (c)	2,756	3,360
Total consumer mortgage	11,050	9,773
Total consumer	76,843	74,065
Commercial
Commercial and industrial
Automotive	35,041	31,469
Other	3,248	2,640
Commercial real estate — Automotive	3,812	3,426
Total commercial	42,101	37,535
Total finance receivables and loans (d)	$118,944	$111,600

(a)
Includes $43 million and $66 million of fair value adjustment for loans in hedge accounting relationships at December 31, 2016, and December 31, 2015, respectively. Refer to Note 22 to the Consolidated Financial Statements for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $30 million and $44 million at December 31, 2016, and December 31, 2015, respectively, 3% of which are expected to start principal amortization in 2017, none in 2018, 38% in 2019, 39% in 2020, and none thereafter.

(c)
Includes loans originated as interest-only mortgage loans of $714 million and $941 million at December 31, 2016, and December 31, 2015, respectively, 23% of which are expected to start principal amortization in 2017, 2% in 2018, none in 2019, none in 2020, and 1% thereafter.

(d)
Totals include net increases of $359 million and $110 million at December 31, 2016, and December 31, 2015, respectively, for unearned income, unamortized premiums and discounts, and deferred fees and costs.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2016	$834	$114	$106	$1,054
Charge-offs (a)	(1,102)	(39)	(1)	(1,142)
Recoveries	307	32	2	341
Net charge-offs	(795)	(7)	1	(801)
Provision for loan losses	919	(16)	14	917
Other (b)	(26)	—	—	(26)
Allowance at December 31, 2016	$932	$91	$121	$1,144
Allowance for loan losses at December 31, 2016
Individually evaluated for impairment	$28	$34	$23	$85
Collectively evaluated for impairment	904	57	98	1,059
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at gross carrying value
Ending balance	$65,793	$11,050	$42,101	$118,944
Individually evaluated for impairment	370	247	122	739
Collectively evaluated for impairment	65,423	10,803	41,979	118,205
Loans acquired with deteriorated credit quality	—	—	—	—

(a)
Represents the amount of the gross carrying value directly written-off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements for more information regarding our charge-off policies.

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2015	$685	$152	$140	$977
Charge-offs (a)	(840)	(48)	(4)	(892)
Recoveries	262	17	4	283
Net charge-offs	(578)	(31)	—	(609)
Provision for loan losses	739	1	(33)	707
Other (b)	(12)	(8)	(1)	(21)
Allowance at December 31, 2015	$834	$114	$106	$1,054
Allowance for loan losses at December 31, 2015
Individually evaluated for impairment	$22	$44	$20	$86
Collectively evaluated for impairment	812	70	86	968
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at gross carrying value
Ending balance	$64,292	$9,773	$37,535	$111,600
Individually evaluated for impairment	315	266	77	658
Collectively evaluated for impairment	63,977	9,507	37,458	110,942
Loans acquired with deteriorated credit quality	—	—	—	—

(a)
Represents the amount of the gross carrying value directly written-off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements for more information regarding our charge-off policies.

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents information about significant sales of finance receivables and loans and transfers of finance receivables and loans from held-for-investment to held-for-sale.

December 31, ($ in millions)	2016	2015
Consumer automotive	$4,267	$1,237
Consumer mortgage	15	78
Commercial	29	2
Total sales and transfers	$4,311	$1,317
The following table presents information about significant purchases of finance receivables and loans.

December 31, ($ in millions)	2016	2015
Consumer automotive	$21	$272
Consumer mortgage	3,747	4,125
Total purchases of finance receivables and loans	$3,768	$4,397
The following table presents an analysis of our past due finance receivables and loans recorded at gross carrying value.

December 31, ($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
2016
Consumer automotive	$1,850	$428	$302	$2,580	$63,213	$65,793
Consumer mortgage
Mortgage Finance	39	6	4	49	8,245	8,294
Mortgage — Legacy	45	18	57	120	2,636	2,756
Total consumer mortgage	84	24	61	169	10,881	11,050
Total consumer	1,934	452	363	2,749	74,094	76,843
Commercial
Commercial and industrial
Automotive	3	—	7	10	35,031	35,041
Other	—	—	—	—	3,248	3,248
Commercial real estate — Automotive	—	—	—	—	3,812	3,812
Total commercial	3	—	7	10	42,091	42,101
Total consumer and commercial	$1,937	$452	$370	$2,759	$116,185	$118,944
2015
Consumer automotive	$1,618	$369	$222	$2,209	$62,083	$64,292
Consumer mortgage
Mortgage Finance	44	5	10	59	6,354	6,413
Mortgage — Legacy	53	20	73	146	3,214	3,360
Total consumer mortgage	97	25	83	205	9,568	9,773
Total consumer	1,715	394	305	2,414	71,651	74,065
Commercial
Commercial and industrial
Automotive	—	—	—	—	31,469	31,469
Other	—	—	—	—	2,640	2,640
Commercial real estate — Automotive	—	—	—	—	3,426	3,426
Total commercial	—	—	—	—	37,535	37,535
Total consumer and commercial	$1,715	$394	$305	$2,414	$109,186	$111,600

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the gross carrying value of our finance receivables and loans on nonaccrual status.

December 31, ($ in millions)	2016	2015
Consumer automotive	$598	$475
Consumer mortgage
Mortgage Finance	10	15
Mortgage — Legacy	89	113
Total consumer mortgage	99	128
Total consumer	697	603
Commercial
Commercial and industrial
Automotive	33	25
Other	84	44
Commercial real estate — Automotive	5	8
Total commercial	122	77
Total consumer and commercial finance receivables and loans	$819	$680
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

	2016			2015
December 31, ($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$65,195	$598	$65,793	$63,817	$475	$64,292
Consumer mortgage
Mortgage Finance	8,284	10	8,294	6,398	15	6,413
Mortgage — Legacy	2,667	89	2,756	3,247	113	3,360
Total consumer mortgage	10,951	99	11,050	9,645	128	9,773
Total consumer	$76,146	$697	$76,843	$73,462	$603	$74,065
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at gross carrying value.

	2016			2015
December 31, ($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial and industrial
Automotive	$33,160	$1,881	$35,041	$29,613	$1,856	$31,469
Other	2,597	651	3,248	2,122	518	2,640
Commercial real estate — Automotive	3,653	159	3,812	3,265	161	3,426
Total commercial	$39,410	$2,691	$42,101	$35,000	$2,535	$37,535

(a)
Includes loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that have a higher default risk or have already defaulted.

Impaired Loans and Troubled Debt Restructurings
Impaired Loans
Loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. For more information on our impaired finance receivables and loans, refer to Note 1 to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents information about our impaired finance receivables and loans.

December 31, ($ in millions)	Unpaid principal balance (a)	Gross carrying value	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
2016
Consumer automotive	$407	$370	$131	$239	$28
Consumer mortgage
Mortgage Finance	8	8	3	5	—
Mortgage — Legacy	243	239	56	183	34
Total consumer mortgage	251	247	59	188	34
Total consumer	658	617	190	427	62
Commercial
Commercial and industrial
Automotive	33	33	7	26	3
Other	99	84	—	84	19
Commercial real estate — Automotive	5	5	2	3	1
Total commercial	137	122	9	113	23
Total consumer and commercial finance receivables and loans	$795	$739	$199	$540	$85
2015
Consumer automotive	$315	$315	$—	$315	$22
Consumer mortgage
Mortgage Finance	9	9	5	4	1
Mortgage — Legacy	260	257	59	198	43
Total consumer mortgage	269	266	64	202	44
Total consumer	584	581	64	517	66
Commercial
Commercial and industrial
Automotive	25	25	4	21	3
Other	44	44	—	44	15
Commercial real estate — Automotive	8	8	1	7	2
Total commercial	77	77	5	72	20
Total consumer and commercial finance receivables and loans	$661	$658	$69	$589	$86

(a)	Adjusted for charge-offs.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents average balance and interest income for our impaired finance receivables and loans.

	2016		2015		2014
Year ended December 31, ($ in millions)	Average balance	Interest income	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$344	$17	$295	$16	$317	$20
Consumer mortgage
Mortgage Finance	8	—	8	—	12	—
Mortgage — Legacy	248	9	272	9	861	12
Total consumer mortgage	256	9	280	9	873	12
Total consumer	600	26	575	25	1,190	32
Commercial
Commercial and industrial
Automotive	35	1	33	1	61	2
Other	60	1	41	3	59	3
Commercial real estate — Automotive	6	—	5	—	6	—
Total commercial	101	2	79	4	126	5
Total consumer and commercial finance receivables and loans	$701	$28	$654	$29	$1,316	$37
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For automotive loans, we may offer several types of assistance to aid our customers, including extension of the loan maturity date and rewriting the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. Numerous initiatives are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at gross carrying value were $663 million and $625 million at December 31, 2016, and December 31, 2015, respectively. Commercial commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $2 million at both December 31, 2016, and December 31, 2015. Refer to Note 1 to the Consolidated Financial Statements for additional information.
The following table presents information related to finance receivables and loans recorded at gross carrying value modified in connection with a TDR during the period.

	2016			2015
Year ended December 31, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	20,227	$347	$293	17,222	$278	$237
Consumer mortgage
Mortgage Finance	7	3	3	7	4	4
Mortgage — Legacy	120	18	18	197	42	40
Total consumer mortgage	127	21	21	204	46	44
Total consumer	20,354	368	314	17,426	324	281
Commercial
Commercial and industrial
Automotive	1	7	7	—	—	—
Other	—	—	—	1	21	21
Commercial real estate — Automotive	—	—	—	1	3	3
Total commercial	1	7	7	2	24	24
Total consumer and commercial finance receivables and loans	20,355	$375	$321	17,428	$348	$305

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents information about finance receivables and loans recorded at gross carrying value that have redefaulted during the reporting period and were within 12 months or less of being modified as a TDR. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy (refer to Note 1 to the Consolidated Financial Statements for additional information) except for commercial finance receivables and loans, where redefault is defined as 90 days past due.

	2016			2015
Year ended December 31, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	7,800	$94	$56	6,836	$82	$47
Consumer mortgage
Mortgage Finance	—	—	—	—	—	—
Mortgage — Legacy	4	—	—	10	1	—
Total consumer finance receivables and loans	7,804	$94	$56	6,846	$83	$47
Concentration Risk
Consumer
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of loans are in Texas and California, which represent an aggregate of 24.2% and 23.5% of our total outstanding consumer finance receivables and loans at December 31, 2016, and December 31, 2015, respectively.
The following table shows the percentage of total consumer finance receivables and loans recorded at gross carrying value by state concentration.

	2016 (a)		2015
December 31,	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
Texas	13.6%	6.6%	13.7%	6.2%
California	7.8	34.2	7.3	33.6
Florida	8.2	4.4	7.7	4.1
Pennsylvania	4.7	1.5	5.0	1.5
Illinois	4.3	3.4	4.4	4.1
Georgia	4.3	2.2	4.4	2.2
North Carolina	3.6	1.6	3.6	1.8
Ohio	3.5	0.5	3.7	0.6
New York	3.2	1.9	3.5	1.9
Michigan	2.7	1.9	3.1	2.4
Other United States	44.1	41.8	43.6	41.6
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2016.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Commercial Real Estate
The commercial real estate portfolio consists of loans issued primarily to automotive dealers. The following table shows the percentage of total commercial real estate finance receivables and loans reported at gross carrying value by state concentration.

December 31,	2016	2015
Texas	16.1%	17.7%
Florida	10.2	10.0
California	7.9	8.7
Michigan	7.6	8.9
New Jersey	4.2	2.1
Georgia	3.6	3.6
North Carolina	3.6	3.8
Pennsylvania	3.1	3.4
South Carolina	2.7	2.2
New York	2.6	3.1
Other United States	38.4	36.5
Total commercial real estate finance receivables and loans	100.0%	100.0%
Commercial Criticized Exposure
Finance receivables and loans classified as special mention, substandard, or doubtful are reported as criticized. These classifications are based on regulatory definitions and generally represent finance receivables and loans within our portfolio that have a higher default risk or have already defaulted. These finance receivables and loans require additional monitoring and review including specific actions to mitigate our potential loss.
The following table presents the percentage of total commercial criticized finance receivables and loans reported at gross carrying value by industry concentrations.

December 31,	2016	2015
Automotive	81.2%	80.5%
Services	6.3	5.3
Electronics	4.2	3.3
Other	8.3	10.9
Total commercial criticized finance receivables and loans	100.0%	100.0%
10.     Investment in Operating Leases, Net
Investments in operating leases were as follows.

December 31, ($ in millions)	2016	2015
Vehicles	$14,584	$20,211
Accumulated depreciation	(3,114)	(3,940)
Investment in operating leases, net	$11,470	$16,271
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

Year ended December 31, ($ in millions)	2016	2015	2014
Depreciation expense on operating lease assets (excluding remarketing gains)	$1,982	$2,600	$2,666
Remarketing gains	(213)	(351)	(433)
Net depreciation expense on operating lease assets	$1,769	$2,249	$2,233

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the future lease nonresidual rental payments due from customers for vehicles on operating leases.

Year ended December 31, ($ in millions)
2017	$1,759
2018	821
2019	307
2020	44
2021 and thereafter	2
Total	$2,933
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
We no longer securitize consumer mortgage loans through transactions involving the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (Ginnie Mae) (collectively, the Government-sponsored Enterprises, or GSEs), or through private-label mortgage securitizations. Accordingly, the discussion below represents our current involvement with VIEs as of December 31, 2016, except where otherwise stated or where comparative information is presented.
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
In executing a securitization transaction, we typically sell pools of financial assets to a wholly-owned, bankruptcy-remote SPE, which then transfers the financial assets to a separate, transaction-specific SPE for cash, and typically, other retained interests. The securitization entity is funded through the issuance of beneficial interests in the securitized financial assets. The beneficial interests take the form of either notes or trust certificates, which are sold to investors and/or retained by us. These beneficial interests are collateralized by the transferred financial assets and entitle the investors to specified cash flows generated from the underlying securitized assets. In addition to providing a source of liquidity and cost-efficient funding, securitizing these financial assets also reduces our credit exposure to the borrowers beyond any economic interest we may retain.
Each securitization is governed by various legal documents that limit and specify the activities of the securitization entity. The securitization entity is generally allowed to acquire the financial assets, to issue beneficial interests to investors to fund the acquisition of the financial assets, and to enter into derivatives or other yield maintenance contracts to hedge or mitigate certain risks related to the financial assets or beneficial interests of the entity. A servicer, who is generally us, is appointed pursuant to the underlying legal documents to service the assets the securitization entity holds and the beneficial interests it issues. Servicing functions include, but are not limited to, general collection activity on current and noncurrent accounts, loss mitigation efforts including repossession and sale of collateral, as well as preparing and furnishing statements summarizing the asset and beneficial interest performance. These servicing responsibilities constitute continued involvement in the transferred financial assets.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

securitization balance of the assets plus accrued interest when applicable. We generally have discretion regarding when or if we will exercise these options, but we would do so only when it is in our best interest.
Other than our customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Representation and warranty provisions generally require us to repurchase assets or indemnify the investor or other party for incurred losses to the extent it is determined that the assets were ineligible or were otherwise defective at the time of sale. We did not provide any noncontractual financial support to any of these entities during 2016 or 2015.
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
There was no pretax gain or loss on sales of financial assets into nonconsolidated consumer automotive securitization trusts for the year ended December 31, 2016. The pretax loss recognized was $3 million for the year ended December 31, 2015, while there was a pretax gain of $1 million for the year ended December 31, 2014.
We provide long-term guarantee contracts to investors in certain nonconsolidated affordable housing entities and have extended a line of credit to provide liquidity. Since we do not have control over the entities or the power to make decisions, we do not consolidate the entities and our involvement is limited to the guarantee and the line of credit.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents our involvement in consolidated and nonconsolidated VIEs in which we hold variable interests. For additional detail related to the assets and liabilities of consolidated variable interest entities refer to the Consolidated Balance Sheet.

December 31, ($ in millions)	Net carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
2016
On-balance sheet variable interest entities
Consumer automotive	$20,869	(b)	$8,557	(c)
Commercial automotive	16,278		4,764
Off-balance sheet variable interest entities
Consumer automotive	24		—		$2,899	$2,923	(d)
Commercial other	460	(e)	169	(f)	—	651	(g)
Total	$37,631		$13,490		$2,899	$3,574
2015
On-balance sheet variable interest entities
Consumer automotive	$27,967	(b)	$12,406	(c)
Commercial automotive	16,763		7,982
Off-balance sheet variable interest entities
Consumer automotive	—		—		$3,034	$3,034	(d)
Commercial other	210	(e)	—		—	493	(g)
Total	$44,940		$20,388		$3,034	$3,527

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $9.6 billion and $10.6 billion of assets that are not encumbered by VIE beneficial interests held by third parties at December 31, 2016, and December 31, 2015, respectively. Ally or consolidated affiliates hold the interests in these assets, which eliminate in consolidation.

(c)
Includes $50 million and $99 million of liabilities due to consolidated affiliates at December 31, 2016, and December 31, 2015, respectively. These liabilities are not obligations to third-party beneficial interest holders. These liabilities are secured by a portion of the unencumbered assets and eliminate in consolidation.

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

(e)	Amounts are classified as other assets.

(f)	Amounts are classified as accrued expenses and other liabilities.

(g)
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

December 31, ($ in millions)	2016	2015
Assets
Finance receivables and loans, net
Consumer	$8,929	$11,682
Commercial	15,701	16,247
Allowance for loan losses	(173)	(196)
Total finance receivables and loans, net	24,457	27,733
Investment in operating leases, net	1,745	4,791
Other assets	1,390	1,624
Total assets	$27,592	$34,148
Liabilities
Long-term debt	13,259	20,267
Accrued expenses and other liabilities	12	22
Total liabilities	$13,271	$20,289
Cash Flows with Off-balance Sheet Securitization Entities
The following table summarizes cash flows received and paid related to securitization entities and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the years ended December 31, 2016, 2015, and 2014. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Year ended December 31, ($ in millions)	Consumer automotive	Consumer mortgage
2016
Cash proceeds from transfers completed during the period	$1,715	$—
Servicing fees	35	—
Other cash flows	8	—
2015
Cash proceeds from transfers completed during the period	$1,551	$—
Servicing fees	28	—
2014
Cash proceeds from transfers completed during the period	$2,594	$—
Servicing fees	11	—
Representations and warranties obligations	—	(31)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Delinquencies and Net Credit Losses
The following table represents on-balance sheet loans held-for-sale and finance receivable and loans, off-balance sheet securitizations, and whole-loan sales where we have continuing involvement. The table presents quantitative information about delinquencies and net credit losses.

	Total Amount		Amount 60 days or more past due		Net credit losses
December 31, ($ in millions)	2016	2015	2016	2015	2016	2015
On-balance sheet loans
Consumer automotive	$65,793	$64,292	$730	$591	$795	$578
Consumer mortgage	11,050	9,773	85	108	7	31
Commercial automotive	38,853	34,895	7	—	1	3
Commercial other	3,248	2,745	—	—	(2)	(3)
Total on-balance sheet loans	118,944	111,705	822	699	801	609
Off-balance sheet securitization entities
Consumer automotive	2,392	2,529	13	9	8	5
Total off-balance sheet securitization entities	2,392	2,529	13	9	8	5
Whole-loan sales (a)	3,164	2,252	6	13	3	—
Total	$124,500	$116,486	$841	$721	$812	$614

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.
12.     Servicing Activities
Automotive Finance Servicing Activities
We service consumer automotive contracts. Historically, we have sold a portion of our consumer automotive contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. We have concluded that the fee we are paid for servicing consumer automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automotive servicing fee income of $64 million, $45 million, and $31 million during the years ended December 31, 2016, 2015, and 2014, respectively.
Automotive Finance Serviced Assets
The current unpaid principal balance and any related unamortized deferred fees and costs of total serviced automotive finance loans and leases outstanding were as follows.

December 31, ($ in millions)	2016	2015
On-balance sheet automotive finance loans and leases
Consumer automotive	$65,646	$64,067
Commercial automotive	38,853	34,895
Operating leases	11,311	15,965
Other	67	72
Off-balance sheet automotive finance loans
Securitizations	2,412	2,550
Whole-loan	3,191	2,259
Total serviced automotive finance loans and leases	$121,480	$119,808

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

13.    Premiums Receivable and Other Insurance Assets
Premiums receivable and other insurance assets consisted of the following.

December 31, ($ in millions)	2016	2015
Prepaid reinsurance premiums	$439	$382
Reinsurance recoverable on unpaid losses	108	120
Reinsurance recoverable on paid losses	20	18
Premiums receivable	80	82
Deferred policy acquisition costs	1,258	1,199
Total premiums receivable and other insurance assets	$1,905	$1,801
14.     Other Assets
The components of other assets were as follows.

December 31, ($ in millions)	2016	2015
Property and equipment at cost	$901	$691
Accumulated depreciation	(525)	(456)
Net property and equipment	376	235
Restricted cash collections for securitization trusts (a)	1,694	2,010
Nonmarketable equity investments (b)	1,046	418
Net deferred tax assets	994	1,369
Accrued interest and rent receivables	476	402
Goodwill (c)	240	27
Cash reserve deposits held-for-securitization trusts (d)	184	252
Cash collateral placed with counterparties	167	125
Restricted cash and cash equivalents	111	120
Other accounts receivable	100	158
Fair value of derivative contracts in receivable position (e)	95	233
Other assets	1,371	972
Total other assets	$6,854	$6,321

(a)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	Includes investments in FHLB stock of $577 million and $391 million and FRB stock of $435 million and $0 million at December 31, 2016, and December 31, 2015, respectively.

(c)
Includes goodwill of $27 million at our Insurance operations at both December 31, 2016, and December 31, 2015, $193 million and $0 million within Corporate and Other at December 31, 2016, and December 31, 2015, respectively, and $20 million and $0 million within Automotive Finance operations at December 31, 2016, and December 31, 2015, respectively. As a result of our acquisition of TradeKing, we recognized $193 million of goodwill within Corporate and Other on June 1, 2016. On August 1, 2016, we purchased assets from Blue Yield. As a result of this purchase, we recognized $20 million of goodwill within Automotive Finance operations. No other changes in the carrying amount of goodwill were recorded during the year ended December 31, 2016.

(d)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

(e)	For additional information on derivative instruments and hedging activities, refer to Note 22 to the Consolidated Financial Statements.
15.    Deposit Liabilities
Deposit liabilities consisted of the following.

December 31, ($ in millions)	2016	2015
Noninterest-bearing deposits	$84	$89
Interest-bearing deposits
Savings and money market checking accounts	46,976	36,386
Certificates of deposit	31,795	29,774
Dealer deposits	167	229
Total deposit liabilities	$79,022	$66,478

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

At December 31, 2016, and December 31, 2015, certificates of deposit included $12.1 billion and $11.5 billion, respectively, of certificates of deposit in denominations of $100 thousand or more. At December 31, 2016, and December 31, 2015, certificates of deposit included $3.5 billion and $3.2 billion, respectively, in denominations in excess of $250 thousand federal insurance limits.
The following table presents the scheduled maturity of total certificates of deposit.

($ in millions)
Due in 2017	$16,206
Due in 2018	9,984
Due in 2019	3,041
Due in 2020	1,348
Due in 2021	1,216
Total certificates of deposit	$31,795
16.    Debt
Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	2016			2015
December 31, ($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,622	$—	$3,622	$3,369	$—	$3,369
Federal Home Loan Bank	—	7,875	7,875	—	4,000	4,000
Financial instruments sold under agreements to repurchase	—	1,176	1,176	—	648	648
Other	—	—	—	84	—	84
Total short-term borrowings	$3,622	$9,051	$12,673	$3,453	$4,648	$8,101
Weighted average interest rate (b)			1.0%			0.8%

(a)	Refer to the section below titled Long-term Debt for further details on assets restricted as collateral for payment of the related debt.

(b)	Based on the debt outstanding and the interest rate at December 31 of each year.
We periodically enter into term repurchase agreements, short-term borrowing agreements in which we sell financial instruments to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of December 31, 2016, the financial instruments sold under agreement to repurchase consisted of $676 million of mortgage-backed residential securities maturing within 31 to 60 days. For further details refer to Note 8 and Note 26 to the Consolidated Financial Statements. Additionally, the company sold asset-backed automotive financial instruments, which are our retained interests from certain on-balance sheet securitizations, subject to a repurchase agreement set to mature by July 2017 in exchange for $500 million which was recorded as a short-term secured borrowing. The asset-backed automotive financial instruments that we sold subject to the repurchase agreement are secured by finance receivables that we have securitized. Refer to Note 11 to the Consolidated Financial Statements for additional information on our securitization activities.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. As of December 31, 2016, we placed cash collateral totaling $45 million with counterparties under these collateral arrangements associated with our repurchase agreements.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Long-term Debt
The following tables present the composition of our long-term debt portfolio.

December 31, ($ in millions)	Amount	Interest rate	Weighted-average interest rate (a)	Due date range
2016
Unsecured debt
Fixed rate (b)	$17,155
Variable rate	1
Trust preferred securities	2,568
Fair value adjustment (c)	326
Total unsecured debt	20,050	0.68–8.00%	5.36%	2017–2049
Secured debt
Fixed rate	17,935
Variable rate	16,154
Fair value adjustment	(11)
Total secured debt (d) (e) (f)	34,078	0.63–4.55%	1.53%	2017–2035
Total long-term debt	$54,128
2015
Unsecured debt
Fixed rate (b)	$17,657
Variable rate	375
Trust preferred securities	2,600
Fair value adjustment (c)	334
Total unsecured debt	20,966	0.37–8.13%	5.40%	2016–2049
Secured debt
Fixed rate	20,511
Variable rate	24,760
Fair value adjustment (c)	(3)
Total secured debt (d) (e) (f)	45,268	0.48–4.06%	1.18%	2016–2035
Total long-term debt	$66,234

(a)	Based on the debt outstanding and the interest rate at December 31 of each year excluding any impacts of interest rate hedges.

(b)	Includes subordinated debt of $1.4 billion and $1.1 billion at December 31, 2016, and 2015, respectively.

(c)
Represents the fair value adjustment associated with the application of hedge accounting on certain of our long-term debt positions. Refer to Note 22 to the Consolidated Financial Statements for additional information.

(d)	Includes $13.3 billion and $20.3 billion of VIE secured debt at December 31, 2016, and 2015, respectively.

(e)	Includes $14.8 billion and $19.9 billion of debt outstanding from the Automotive secured revolving credit facilities at December 31, 2016, and 2015, respectively.

(f)	Includes advances from the Federal Home Loan Bank of Pittsburgh of $6.1 billion and $5.4 billion at December 31, 2016, and December 31, 2015, respectively.

	2016			2015
December 31, ($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$4,274	$10,279	$14,553	$1,829	$9,427	$11,256
Due after one year	15,450	23,810	39,260	18,803	35,844	54,647
Fair value adjustment	326	(11)	315	334	(3)	331
Total long-term debt	$20,050	$34,078	$54,128	$20,966	$45,268	$66,234

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the scheduled remaining maturity of long-term debt at December 31, 2016, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2017	2018	2019	2020	2021	2022 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$4,365	$3,700	$1,681	$2,212	$638	$8,454	$326	$21,376
Original issue discount	(91)	(101)	(39)	(39)	(43)	(1,013)	—	(1,326)
Total unsecured	4,274	3,599	1,642	2,173	595	7,441	326	20,050
Secured
Long-term debt	10,279	8,156	7,334	4,248	2,481	1,591	(11)	34,078
Total long-term debt	$14,553	$11,755	$8,976	$6,421	$3,076	$9,032	$315	$54,128
To achieve the desired balance between fixed- and variable-rate debt, we utilize interest rate swap agreements. The use of these derivative financial instruments had the effect of synthetically converting $2.1 billion of our fixed-rate debt into variable-rate obligations and $132 million of our variable-rate debt into fixed-rate obligations at December 31, 2016.
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	2016			2015
December 31, ($ in millions)	Total		Ally Bank (a)	Total		Ally Bank (a)
Investment securities (b)	$4,895		$4,231	$2,420		$1,761
Mortgage assets held-for-investment and lending receivables	10,954		10,954	9,743		9,743
Consumer automotive finance receivables (b)	27,846		5,751	34,324		9,167
Commercial automotive finance receivables	19,487		19,280	19,623		19,177
Investment in operating leases, net	2,040		913	5,539		3,205
Total assets restricted as collateral (c) (d)	$65,222		$41,129	$71,649		$43,053
Secured debt	$43,129	(e)	$22,149	$49,916	(e)	$24,787

(a)	Ally Bank is a component of the total column.

(b)
A portion of the restricted investment securities and consumer automotive finance receivables are restricted under repurchase agreements. Refer to the section above titled Short-term Borrowings for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $19.0 billion and $14.9 billion at December 31, 2016, and December 31, 2015, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans, net, and investment securities. Ally Bank has access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the Federal Reserve Bank totaling $2.4 billion and $2.9 billion at December 31, 2016, and December 31, 2015, respectively. These assets were composed of consumer automotive finance receivables and loans, net, and investment in operating leases, net. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)
Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Consolidated Balance Sheet. Refer to Note 14 to the Consolidated Financial Statements for additional information.

(e)	Includes $9.1 billion and $4.6 billion of short-term borrowings at December 31, 2016, and December 31, 2015, respectively.
Trust Preferred Securities
At December 31, 2016, we have issued and outstanding approximately $2.6 billion in aggregate liquidation preference of 8.125% Fixed Rate / Floating Rate Trust Preferred Securities, Series 2 (Series 2 TRUPS). Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions were payable at an annual rate of 8.125% payable quarterly in arrears, through but excluding February 15, 2016. From and including February 15, 2016, to but excluding February 15, 2040, distributions will be payable at an annual rate equal to three-month London interbank offer rate plus 5.785% payable quarterly in arrears, beginning May 15, 2016. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time on or after February 15, 2016, may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Covenants and Other Requirements
In secured funding transactions, there are trigger events that could cause the debt to be prepaid at an accelerated rate or could cause our usage of the credit facility to be discontinued. The triggers are generally based on the financial health and performance of the servicer as well as performance criteria for the pool of receivables, such as delinquency ratios, loss ratios, and commercial payment rates. During 2016, there were no trigger events that resulted in the repayment of debt at an accelerated rate or impacted the usage of our credit facilities.
In December 2016, we closed a private unsecured committed funding facility that contains covenants requiring us to maintain minimum levels of liquidity and capital. At December 31, 2016, there was no debt outstanding under this facility and we were in compliance with all applicable covenants. This facility was fully drawn in January 2017. Refer to Note 32 for further information.
Funding Facilities
We utilize both committed credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Consolidated Balance Sheet.
As of December 31, 2016, Ally Bank had exclusive access to $3.6 billion of funding capacity from committed credit facilities. Funding programs supported by the Federal Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private collateralized funding vehicles.
The total capacity in our committed funding facilities is provided by banks through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At December 31, 2016, $17.5 billion of our $18.4 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of December 31, 2016, we had $14.1 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.
Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
December 31, ($ in millions)	2016	2015	2016	2015	2016	2015
Bank funding
Secured (b)	$3,250	$3,250	$350	$—	$3,600	$3,250
Parent funding
Secured	11,550	16,914	1,975	251	13,525	17,165
Unsecured (c)	—	—	1,250	—	1,250	—
Total committed facilities	$14,800	$20,164	$3,575	$251	$18,375	$20,415

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Excludes off-balance sheet credit facility amounts.

(c)	This facility was fully drawn in January 2017. Refer to Note 32 for further information.
17.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

December 31, ($ in millions)	2016	2015
Accounts payable	$649	$391
Employee compensation and benefits	232	242
Reserves for insurance losses and loss adjustment expenses	149	169
Fair value of derivative contracts in payable position (a)	95	145
Deferred revenue	56	108
Cash collateral received from counterparties	10	82
Other liabilities	546	408
Total accrued expenses and other liabilities	$1,737	$1,545

(a)	For additional information on derivative instruments and hedging activities, refer to Note 22 to the Consolidated Financial Statements.

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

Year ended December 31, (shares in thousands) (a)	2016	2015	2014
Common stock
Total issued, January 1,	482,791	480,136	479,767
New issuances
Employee benefits and compensation plans	2,917	2,655	369
Total issued, December 31,	485,708	482,791	480,136
Treasury balance, January 1,	(811)	(41)	—
Repurchase of common stock (b) (c)	(17,897)	(769)	(41)
Total treasury stock, December 31,	(18,707)	(811)	(41)
Total outstanding, December 31,	467,000	481,980	480,095

(a)	Figures in the table may not recalculate exactly due to rounding. Number of shares issued, in treasury, and outstanding are calculated based on unrounded numbers.

(b)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(c)	On July 19, 2016, we announced a common stock repurchase program of up to $700 million. The program commenced in the third quarter of 2016 and will expire on June 30, 2017.
Preferred Stock
Series A Preferred Stock
At December 31, 2015, the carrying value of our Series A Preferred Stock was $696 million and there were 27,870,560 shares outstanding. On April 14, 2016, we issued a Notice of Redemption to the holders of the outstanding Series A Preferred Stock to redeem the remaining 27,870,560 shares at a redemption price of $25 per share, plus approximately $0.53 per share of accrued and unpaid dividends through the redemption date. On May 16, 2016, we redeemed the 27,870,560 outstanding shares of Series A Preferred Stock, with an aggregate liquidation preference of $697 million for $712 million in cash, which included $15 million in accrued and unpaid dividends through the redemption date. Upon redemption of the shares of Series A Preferred Stock, we derecognized the carrying value of $696 million. Effective May 16, 2016, the Series A Preferred Stock was retired.
19.    Accumulated Other Comprehensive Loss
The following table presents changes, net of tax, in each component of accumulated other comprehensive loss.

($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive loss
Balance at January 1, 2014	$(269)	$65	$5	$(77)	$(276)
2014 net change	248	(29)	2	(11)	210
Balance at December 31, 2014	$(21)	$36	$7	$(88)	$(66)
2015 net change	(138)	(27)	1	(1)	(165)
Balance at December 31, 2015	$(159)	$9	$8	$(89)	$(231)
2016 net change	(114)	5	—	(1)	(110)
Balance at December 31, 2016	$(273)	$14	$8	$(90)	$(341)

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 22 to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following tables present the before- and after-tax changes in each component of accumulated other comprehensive loss.

Year ended December 31, 2016 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$13		$20		$33
Less: Net realized gains reclassified to income from continuing operations	185	(a)	(38)	(b)	147
Net change	(172)		58		(114)
Translation adjustments
Net unrealized gains arising during the period	5		(2)		3
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(1)		—		(1)
Net change	6		(2)		4
Net investment hedges (c)
Net unrealized gains arising during the period	1		—		1
Defined benefit pension plans
Net unrealized losses arising during the period	(5)		2		(3)
Less: Net realized losses reclassified to income from continuing operations	(4)	(d)	2	(b)	(2)
Net change	(1)		—		(1)
Other comprehensive loss	$(166)		$56		$(110)

(a)	Includes gains reclassified to other gain on investments, net in our Consolidated Statement of Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Consolidated Statement of Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 22 to the Consolidated Financial Statements.

(d)	Includes gains reclassified to compensation and benefits expense in our Consolidated Statement of Income.

Year ended December 31, 2015 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(65)		$26		$(39)
Less: Net realized gains reclassified to income from continuing operations	155	(a)	(56)	(b)	99
Net change	(220)		82		(138)
Translation adjustments
Net unrealized losses arising during the period	(39)		13		(26)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	42		(20)		22
Net change	(81)		33		(48)
Net investment hedges (c)
Net unrealized gains arising during the period	29		(11)		18
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(4)		1		(3)
Net change	33		(12)		21
Cash flow hedges (c)
Net unrealized gains arising during the period	2		(1)		1
Defined benefit pension plans
Net unrealized gains (losses) arising during the period	—		—		—
Less: Net realized gains reclassified to income from continuing operations	1	(d)	—	(b)	1
Net change	(1)		—		(1)
Other comprehensive loss	$(267)		$102		$(165)

(a)	Includes gains reclassified to other gain on investments, net in our Consolidated Statement of Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Consolidated Statement of Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 22 to the Consolidated Financial Statements.

(d)	Includes gains reclassified to compensation and benefits expense in our Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2014 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$557		$(142)		$415
Less: Net realized gains reclassified to income from continuing operations	181	(a)	(14)	(b)	167
Net change	376		(128)		248
Translation adjustments
Net unrealized losses arising during the period	(27)		10		(17)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	23		(3)		20
Net change	(50)		13		(37)
Net investment hedges (c)
Net unrealized gains arising during the period	13		(5)		8
Cash flow hedges (c)
Net unrealized gains arising during the period	2		—		2
Defined benefit pension plans
Net unrealized losses arising during the period	(24)		9		(15)
Less: Net realized losses reclassified to income from continuing operations	(7)	(d)	3	(b)	(4)
Net change	(17)		6		(11)
Other comprehensive income	$324		$(114)		$210

(a)	Includes gains reclassified to other gain on investments, net in our Consolidated Statement of Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Consolidated Statement of Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 22 to the Consolidated Financial Statements.

(d)	Includes losses reclassified to compensation and benefits expense in our Consolidated Statement of Income.
20.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

Year ended December 31, ($ in millions, except per share data; shares in thousands) (a)	2016	2015	2014
Net income from continuing operations	$1,111	$897	$925
Preferred stock dividends (b)	(30)	(2,571)	(268)
Net income (loss) from continuing operations attributable to common shareholders	1,081	(1,674)	657
(Loss) income from discontinued operations, net of tax	(44)	392	225
Net income (loss) attributable to common shareholders	$1,037	$(1,282)	$882
Basic weighted-average common shares outstanding (c)	481,105	482,873	481,155
Diluted weighted-average common shares outstanding (c) (d)	482,182	482,873	481,934
Basic earnings per common share
Net income (loss) from continuing operations	$2.25	$(3.47)	$1.36
(Loss) income from discontinued operations, net of tax	(0.09)	0.81	0.47
Net income (loss)	$2.15	$(2.66)	$1.83
Diluted earnings per common share
Net income (loss) from continuing operations	$2.24	$(3.47)	$1.36
(Loss) income from discontinued operations, net of tax	(0.09)	0.81	0.47
Net income (loss)	$2.15	$(2.66)	$1.83

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)
Preferred stock dividends for the year ended December 31, 2015, include $2,364 million recognized in connection with the partial redemption of the Series G Preferred Stock and the repurchase of the Series A Preferred Stock. These dividends represent an additional return to preferred shareholders calculated as the excess consideration paid over the carrying amount derecognized.

(c)	Includes shares related to share-based compensation that vested but were not yet issued for the years ended December 31, 2016, 2015, and 2014, respectively.

(d)
Due to the antidilutive effect of the net loss from continuing operations attributable to common shareholders for the year ended December 31, 2015, basic weighted-average common shares outstanding was used to calculate basic and diluted earnings per share.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

21.    Regulatory Capital and Other Regulatory Matters
As a BHC, we and our wholly-owned state-chartered banking subsidiary, Ally Bank, are subject to capital requirements issued by U.S. banking regulators that require us to maintain risk-based and leverage capital ratios above minimum levels. A risk-based capital ratio is a ratio of a banking organization’s regulatory capital to its risk-weighted assets. A leverage capital ratio is a ratio of a banking organization’s regulatory capital to a measure of assets or exposures that is not risk-weighted. As of January 1, 2015, Ally and Ally Bank became subject to the rules implementing the 2010 Basel III capital framework in the United States (U.S. Basel III), which generally reflects higher capital requirements, capital buffers, and changes to regulatory capital definitions, deductions and adjustments, relative to the predecessor requirements implementing the Basel I capital framework in the United States. Certain aspects of U.S. Basel III, including the capital buffers and certain regulatory capital deductions, will be phased in over several years.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements or the results of operations and financial condition of Ally and Ally Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and Ally Bank must meet specific capital guidelines that involve quantitative measures of capital, assets and certain off-balance sheet items. These measures and related classifications, which are used in the calculation of our risk-based and leverage capital ratios and those of Ally Bank, are also subject to qualitative judgments by the regulators about the components of capital, the risk-weightings of assets and other exposures, and other factors. The U.S. banking regulators also use these ratios and guidelines as part of the capital planning and stress testing processes. In addition, in order for Ally to maintain its status as a FHC, Ally and its bank subsidiary, Ally Bank, must remain “well-capitalized” and “well-managed,” as defined under applicable law. Effective January 1, 2015, the “well-capitalized” standard for insured depository institutions, such as Ally Bank, was revised to reflect the capital requirements under U.S. Basel III.
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
U.S. Basel III also revised the eligibility criteria for regulatory capital instruments and provides for the phase-out of instruments that had previously been recognized as capital but that do not satisfy these criteria. Subject to certain exceptions (e.g., for certain debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other “hybrid” securities are no longer included in a BHC's Tier 1 capital as of January 1, 2016. Also, subject to a phase-in schedule, certain items are deducted from Common Equity Tier 1 capital that had not previously been deducted from regulatory capital, and certain other deductions from regulatory capital have been modified. Among other things, U.S. Basel III requires significant investments in the common shares of unconsolidated financial institutions, mortgage servicing rights, and certain deferred tax assets that exceed specified individual and aggregate thresholds to be deducted from Common Equity Tier 1 capital. U.S. Basel III also revised the standardized approach for calculating risk-weighted assets by, among other things, modifying certain risk weights and the methods for calculating risk-weighted assets for certain types of assets and exposures.
Ally is subject to the U.S. Basel III standardized approach for credit risk. It is not subject to the U.S. Basel III advanced approaches for credit risk. Ally is currently not subject to the U.S. market risk capital rule, which applies only to banking organizations with significant trading assets and liabilities.
On March 7, 2016, Ally Bank received approval from the Federal Reserve to become a state member bank. Ally Bank is now regulated by the FRB through the Federal Reserve Bank of Chicago, as well as the Utah Department of Financial Institutions (UDFI). In addition, in connection with the application for membership in the Federal Reserve System, Ally Bank made commitments to the FRB relating to capital, liquidity, and business plan requirements. These commitments are consistent with the prior requirements under the now-terminated Capital and Liquidity Maintenance Agreement with the Federal Deposit Insurance Corporation (FDIC), including the requirement to maintain capital at a level such that Ally Bank’s Tier 1 leverage ratio is at least 15%. For this purpose, the leverage ratio is determined in accordance with the FRB's regulations related to capital maintenance. As a requirement of Federal Reserve membership, we held $435 million of FRB stock at December 31, 2016.
Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	December 31, 2016		December 31, 2015		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$12,978	9.37%	$12,507	9.21%	4.50%		(a)
Ally Bank	17,888	16.70	16,594	17.05	4.50		6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,147	10.93%	$15,077	11.10%	6.00%		6.00%
Ally Bank	17,888	16.70	16,594	17.05	6.00		8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$17,419	12.57%	$17,005	12.52%	8.00%		10.00%
Ally Bank	18,458	17.24	17,043	17.51	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (b)
Ally Financial Inc.	$15,147	9.54%	$15,077	9.73%	4.00%		(a)
Ally Bank	17,888	15.21	16,594	15.38	15.00	(c)	5.00%

(a)	Currently, there is no ratio component for determining whether a BHC is "well-capitalized."

(b)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(c)	Ally Bank has committed to the FRB to maintain a Tier 1 leverage ratio of at least 15%.
At December 31, 2016, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
Capital Planning and Stress Tests
As a BHC with $50 billion or more of consolidated assets, Ally is required to conduct semi-annual company-run stress tests, is subject to an annual supervisory stress test conducted by the FRB, and must submit an annual capital plan to the FRB.
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
On April 5, 2016, we submitted the results of our semi-annual stress test and our 2016 annual capital plan to the FRB. On June 23, 2016, we publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On June 29, 2016, we received a non-objection to our capital plan from the FRB, including the proposed capital actions contained in our submission. The proposed capital actions include a quarterly cash dividend of $0.08 per share of our common stock, subject to quarterly approval by the Board of Directors, and the ability to repurchase up to $700 million of our common stock from time to time through the second quarter of 2017. In addition, we submitted to the FRB the results of our company-run mid-year stress test conducted under multiple macroeconomic scenarios and disclosed the results of this stress test under the most severe scenario on October 5, 2016, in accordance with regulatory requirements.
Ally expects to submit its 2017 capital plan by April 5, 2017, with a response expected from the FRB by June 30, 2017.
On July 18, 2016, and October 18, 2016, the Ally Board of Directors declared quarterly cash dividend payments of $0.08 per share on all common stock. The dividends were paid on August 15, 2016, and November 15, 2016, respectively, to shareholders of record at the close of business on August 1, 2016, and November 1, 2016, respectively. On January 11, 2017, the Ally Board of Directors declared another quarterly cash dividend payment of $0.08 per share on all common stock. Refer to Note 32 to the Consolidated Financial Statements for further information regarding this common share dividend. Additionally, the Ally Board of Directors authorized a common stock repurchase program of up to $700 million beginning in the third quarter of 2016 and continuing through the second quarter of 2017. During the second half of 2016, we repurchased $326 million, or 17,043,021 shares of common stock, which reduced total shares outstanding by approximately 3.5%. We had 467,000,306 shares of common stock outstanding at December 31, 2016.
In January 2017, the FRB finalized a rule amending the capital planning and stress testing rules, effective for the 2017 cycle. The final rule, among other things, revises the capital plan rule to no longer subject large and noncomplex firms, including Ally, to the provisions of the existing rule whereby the FRB may object to a capital plan on the basis of qualitative deficiencies in the firm’s capital planning process. Under the final rule, the qualitative assessment of Ally’s capital plan will be conducted outside of the Comprehensive Capital Analysis and Review (CCAR) process, through the supervisory review process, and Ally’s reporting requirements will be modified to reduce

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

certain reporting burdens related to capital planning and stress testing. The final rule will also decrease the de minimis threshold for the amount of capital that Ally could distribute to shareholders outside of an approved capital plan without seeking prior approval of the FRB.
Depository Institutions
Ally Bank is a state member bank, chartered by the State of Utah, and subject to the supervision of the FRB and the UDFI. Ally Bank's deposits are insured by the FDIC, and Ally Bank is required to file periodic reports with the FDIC concerning its financial condition. Total assets of Ally Bank were $123.5 billion and $111.3 billion at December 31, 2016, and 2015, respectively. Ally Bank is subject to Utah law (and, in certain instances, federal law) that places restrictions and limitations on the amount of dividends or other distributions. Dividends or other distributions made by Ally Bank to Ally were $525 million in 2015. No dividends were paid in 2016.
The FRB requires banks to maintain minimum average reserve balances. The amount of the required reserve balance for Ally Bank was $149 million and $216 million at December 31, 2016, and 2015, respectively.
Ally Bank is required to satisfy regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state, and foreign agencies that could have a material effect on our results of operations and financial condition. Ally Bank was in compliance with these requirements at December 31, 2016.
Mortgage Operations
Our mortgage business is subject to extensive federal, state, and local laws, rules, and regulations, in addition to judicial and administrative decisions that impose requirements and restrictions on this business. The mortgage business is also subject to examination by the Federal Housing Commissioner to assure compliance with Federal Housing Administration regulations, policies, and procedures. The federal, state, and local laws, rules, and regulations to which our mortgage business is subject, among other things, impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged; regulate the use of credit reports and the reporting of credit information; impose underwriting requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices, including the assessment, collection, foreclosure, claims handling, and investment of interest payments on escrow accounts.
Insurance Companies
Some of our Insurance companies are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions under applicable state and foreign insurance law, and the rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under various state and foreign insurance regulations, dividend distributions may be made only from statutory unassigned surplus, with approvals required from the regulatory authorities for dividends in excess of certain statutory limitations. At December 31, 2016, the maximum dividend that could be paid by the U.S. insurance subsidiaries over the next twelve months without prior statutory approval was $75 million.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Foreign Exchange Risk
We enter into derivative financial instrument contracts to mitigate the risk associated with variability in cash flows related to our various foreign-currency exposures.
We enter into foreign-currency forwards with external counterparties as net investment hedges of foreign exchange exposure on our investments in foreign subsidiaries. Our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our accumulated other comprehensive loss. We also enter into foreign-currency forwards to economically hedge our foreign-denominated debt, our centralized lending program, and foreign-denominated third-party loans. These forward currency forwards that are used as economic hedges are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
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
We also enter into prepaid equity forward contracts to economically hedge the price risk associated with certain of our executive share-based compensation plans. The prepaid equity forward contracts are hybrid instruments containing an embedded forward contract, which is considered a derivative instrument. The embedded derivative instrument is bifurcated from the host contract and is recorded at fair value with changes in fair value recorded in compensation and benefits expense. The balance of the prepaid component of these equity forward contracts was $0 million and $32 million as of December 31, 2016, and 2015, respectively, and was recorded within other assets on the Consolidated Balance Sheet. During the fourth quarter of 2016, the hedging program of the executive share-based compensation plans was fully terminated.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. No such specified credit risk related events occurred during the years ended December 31, 2016, and 2015.
We placed cash collateral totaling $122 million and securities collateral totaling $72 million at December 31, 2016, and $103 million and $86 million at December 31, 2015, respectively, in accounts maintained by counterparties. This amount primarily relates to collateral posted to support our derivative positions. This amount also excludes cash and securities pledged as collateral under repurchase agreements. At December 31, 2016, and December 31, 2015, we placed cash collateral totaling $45 million and $21 million, respectively, with counterparties under collateral arrangements associated with repurchase agreements. Refer to Note 16 to the Consolidated Financial Statements for details on the repurchase agreements. The receivables for cash collateral placed are included in our Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $10 million and $82 million at December 31, 2016, and 2015, respectively, primarily to support these derivative positions. This amount also excludes cash and securities pledged as collateral under repurchase agreements. Refer to Note 16 to the Consolidated Financial Statements for details on the repurchase agreements. The payables for cash collateral received are included on our Consolidated Balance Sheet in accrued expenses and other liabilities. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record collateral received on our Consolidated Balance Sheet unless certain conditions are met. At December 31, 2016, and December 31, 2015, we received noncash collateral of $6 million and $7 million, respectively. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	2016			2015
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
December 31, ($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives designated as accounting hedges
Interest rate contracts
Swaps (c) (d) (e)	$19	$21	$4,731	$126	$9	$14,151
Foreign exchange contracts
Forwards	1	—	171	—	1	189
Total derivatives designated as accounting hedges	20	21	4,902	126	10	14,340
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	—	—	137	30	51	6,101
Futures and forwards	—	—	—	2	2	1,905
Written options	—	73	14,518	—	72	18,220
Purchased options	73	—	14,517	73	—	18,240
Total interest rate risk	73	73	29,172	105	125	44,466
Foreign exchange contracts
Futures and forwards	1	—	92	—	—	278
Total foreign exchange risk	1	—	92	—	—	278
Equity contracts
Forwards	—	—	—	—	9	32
Written options	—	1	—	—	1	—
Purchased options	1	—	—	2	—	—
Total equity risk	1	1	—	2	10	32
Total derivatives not designated as accounting hedges	75	74	29,264	107	135	44,776
Total derivatives	$95	$95	$34,166	$233	$145	$59,116

(a)
Derivative contracts in a receivable position are classified as other assets on the Consolidated Balance Sheet, and include accrued interest of $7 million and $46 million at December 31, 2016, and December 31, 2015, respectively.

(b)
Derivative contracts in a liability position are classified as accrued expenses and other liabilities on the Consolidated Balance Sheet, and include accrued interest of $1 million and $12 million at December 31, 2016, and December 31, 2015, respectively.

(c)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate unsecured debt obligations with $8 million and $112 million in a receivable position, $14 million and $3 million in a payable position, and a $1.7 billion and $6.8 billion notional amount at December 31, 2016, and December 31, 2015, respectively. The hedge notional amount of $1.7 billion at December 31, 2016, is associated with debt maturing in five or more years.

(d)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate secured debt obligations (FHLB Advances) with $0 million and $1 million in a receivable position, $7 million and $2 million in a payable position, and a $240 million and $500 million notional amount at December 31, 2016, and December 31, 2015, respectively.

(e)
Other fair value hedges include pay-fixed swaps on portfolios of held-for-investment automotive loan assets with $10 million and $13 million in a receivable position, $1 million and $3 million in a payable position, and a $2.8 billion and $6.8 billion notional amount at December 31, 2016, and December 31, 2015, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Consolidated Statement of Income.

Year ended December 31, ($ in millions)	2016	2015	2014
Derivatives qualifying for hedge accounting
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Interest and fees on finance receivables and loans (a)	$(2)	$(9)	$15
Interest on long-term debt (b) (c)	65	35	199
Gain (loss) recognized in earnings on hedged items
Interest rate contracts
Interest and fees on finance receivables and loans (d)	—	39	34
Interest on long-term debt (e)	(70)	(30)	(185)
Total derivatives qualifying for hedge accounting	(7)	35	63
Derivatives not designated as accounting hedges
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Loss on mortgage and automotive loans, net	—	(2)	—
Other income, net of losses	—	(17)	(37)
Total interest rate contracts	—	(19)	(37)
Foreign exchange contracts (f)
Interest on long-term debt	(2)	(139)	(172)
Other income, net of losses	1	12	12
Total foreign exchange contracts	(1)	(127)	(160)
Equity contracts
Compensation and benefits expense	—	(10)	(5)
Total equity contracts	—	(10)	(5)
Loss recognized in earnings on derivatives	$(8)	$(121)	$(139)

(a)
Amounts exclude losses related to interest for qualifying accounting hedges of retail automotive loans held-for-investment, which are primarily offset by the fixed coupon payments of the loans. The losses were $18 million, $64 million, and $61 million for the years ended December 31, 2016, 2015, and 2014 respectively.

(b)
Amounts exclude gains related to interest for qualifying accounting hedges of unsecured debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $40 million, $97 million, and $112 million and for the years ended December 31, 2016, 2015, and 2014, respectively.

(c)
Amounts exclude gains related to interest for qualifying accounting hedges of secured debt (FHLB Advances), which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $5 million and $1 million for the years ended December 31, 2016, and 2015, respectively.

(d)
Amounts exclude losses related to amortization of deferred loan basis adjustments on the de-designated hedged item of $20 million and $8 million for the year ended December 31, 2016, and 2015, respectively.

(e)
Amounts exclude gains related to amortization of deferred debt basis adjustments on the de-designated hedged item of $84 million, $73 million, and $155 million for the years ended December 31, 2016, 2015, and 2014 respectively.

(f)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Gains of $0 million, $132 million, and $165 million were recognized for the years ended December 31, 2016, 2015, and 2014, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes derivative instruments used in cash flow and net investment hedge accounting relationships.

Year ended December 31, ($ in millions)	2016	2015	2014
Cash flow hedges
Interest rate contracts
Loss reclassified from accumulated other comprehensive loss to interest on long-term debt	$—	$—	$(2)
Total interest on long-term debt	$—	$—	$(2)
Gain recognized in other comprehensive loss	$—	$2	$2
Net investment hedges
Foreign exchange contracts
Loss reclassified from accumulated other comprehensive loss to income from discontinued operations, net	$—	$(4)	$—
Total loss from discontinued operations, net	$—	$(4)	$—
Gain recognized in other comprehensive loss (a)	$1	$33	$13

(a)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive loss related to the revaluation of the related net investment in foreign operations, including the tax impacts of the hedge and related net investment, as disclosed separately in Note 19 to the Consolidated Financial Statements. There were gains of $4 million for the year ended December 31, 2016, and losses of $59 million, and $41 million for the years ended December 31, 2015, and 2014, respectively.

23.    Income Taxes
The significant components of income tax expense from continuing operations were as follows.

Year ended December 31, ($ in millions)	2016	2015	2014
Current income tax expense
U.S. federal	$—	$—	$(3)
Foreign	8	6	8
State and local	9	3	5
Total current expense	17	9	10
Deferred income tax expense
U.S. federal	423	454	270
Foreign	—	1	2
State and local	30	32	39
Total deferred expense	453	487	311
Total income tax expense from continuing operations	$470	$496	$321
A reconciliation of income tax expense from continuing operations with the amounts at the statutory U.S. federal income tax rate is shown in the following table.

Year ended December 31, ($ in millions)	2016	2015	2014
Statutory U.S. federal tax expense	$553	$488	$436
Change in tax resulting from
Changes in unrecognized tax benefits (a)	(161)	(5)	(63)
Valuation allowance change, excluding expirations	51	(25)	(47)
State and local income taxes, net of federal income tax benefit	35	38	48
Tax credits, excluding expirations	(15)	(13)	(27)
Nondeductible expenses	7	14	31
Tax law enactment	—	—	(39)
Other, net	—	(1)	(18)
Total income tax expense from continuing operations	$470	$496	$321

(a)	Primarily the result of a Q2 2016 U.S. tax reserve release related to a prior year federal return.
For the tax year ended December 31, 2016, consolidated income tax expense from continuing operations is largely driven by tax attributable to pretax earnings for the year and the establishment of a valuation allowance on capital loss carryforwards, offset by a reduction

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

in the liability for unrecognized tax benefits that resulted from the completion of a U.S. federal audit related to a prior tax year. For the year ended December 31, 2015, consolidated income tax expense from continuing operations is largely driven by tax attributable to pretax earnings for the year, offset by tax benefits recognized from the release of our valuation allowance on capital loss carryforwards utilized against current year capital gains. For the year ended December 31, 2014, consolidated income tax expense from continuing operations was largely driven by tax attributable to pretax earnings for the year, offset by tax benefits recognized from the release of a portion of our valuation allowance on capital loss carryforwards utilized against 2014 capital gains, a reduction in the liability for unrecognized tax benefits that resulted from the completion of the U.S. federal audit related to our 2009 tax year, and the reinstatement of the active financing exception included in the Tax Increase Prevention Act of 2014.
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We continue to believe it is more likely than not that the benefit for certain foreign tax credits, state net operating loss carryforwards, and state capital loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on the deferred tax assets relating to these carryforwards. Finally, as a result of the U.S. tax reserve release, we recorded additional capital loss carryforward deferred tax assets. After assessing the positive and negative evidence surrounding our ability to realize these carryforwards before expiration, we established a full valuation allowance against these deferred tax assets.
The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, ($ in millions)	2016	2015
Deferred tax assets
Tax credit carryforwards	$1,987	$1,941
Tax loss carryforwards	936	950
Adjustments to loan value	546	311
State and local taxes	162	194
Unearned insurance premiums	141	141
Hedging transactions	123	99
Other	208	212
Gross deferred tax assets	4,103	3,848
Valuation allowance	(646)	(582)
Deferred tax assets, net of valuation allowance	3,457	3,266
Deferred tax liabilities
Lease transactions	1,789	1,273
Deferred acquisition costs	424	403
Debt transactions	161	162
Other	107	69
Gross deferred tax liabilities	2,481	1,907
Net deferred tax assets (a)	$976	$1,359

(a)
Total net deferred tax assets include $994 million and $1,369 million of net deferred tax assets included in other assets on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax asset position and $18 million and $10 million included in accrued expenses and other liabilities on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax liability position at December 31, 2016, and 2015, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes net deferred tax assets including related valuation allowances at December 31, 2016.

($ in millions)	Deferred tax asset/(liability)		Valuation allowance	Net deferred tax asset/(liability)	Years of expiration
Tax credit carryforwards
Foreign tax credits	$1,771		$(485)	$1,286	2017–2026
General business credits	191		—	191	2023–2036
Alternative minimum tax (AMT) credits	25		—	25	n/a
Total tax credit carryforwards	1,987		(485)	1,502
Tax loss carryforwards
Net operating losses — federal	900		—	900	2027–2036
Net operating losses — state	193	(a)	(83)	110	2017–2036
Capital losses — federal	36		(36)	—	2017
Capital losses — state	9	(a)	(9)	—	2017–2027
Total tax loss carryforwards	1,138		(128)	1,010
Other deferred tax assets	978		(33)	945	n/a
Deferred tax assets	4,103		(646)	3,457
Deferred tax liabilities	(2,481)		—	(2,481)	n/a
Net deferred tax assets	$1,622		$(646)	$976

(a)	State net operating loss and capital loss carryforwards are included in the state and local taxes total disclosed in our deferred inventory table above.
As of December 31, 2016, we do not assert that foreign earnings are indefinitely reinvested outside of the United States. As a result, deferred tax liabilities for incremental U.S. tax that stem from temporary differences related to investments in foreign subsidiaries or foreign corporate joint ventures have been recognized as of December 31, 2016.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits.

($ in millions)	2016	2015	2014
Balance at January 1,	$185	$191	$262
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	12	7	9
Settlements	(182)	(10)	(79)
Expiration of statute of limitations	(1)	(3)	(1)
Balance at December 31,	$14	$185	$191
Included in the unrecognized tax benefits balances are some items, the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences and the portion of gross state unrecognized tax benefits that would be offset by the tax benefit of the associated federal deduction. At December 31, 2016, 2015, and 2014, the balance of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $9 million, $177 million, and $182 million, respectively.
We recognize accrued interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively. The cumulative accrued balance for interest and penalties is $1 million at December 31, 2016, $2 million at December 31, 2015, and $5 million at December 31, 2014. For each of the years ended December 31, 2016, 2015, and 2014, interest and penalties of $1 million or less were accrued.
It is reasonably possible that the unrecognized tax benefits will decrease by up to $3 million over the next twelve months if certain tax matters ultimately settle with the applicable taxing jurisdiction.
We file tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Our most significant operations remaining following our divestitures of various international operations are the U.S. and Canada. The oldest tax years that remain subject to examination for those jurisdictions are 2012 and 2011, respectively.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

During 2015, we discontinued granting DSU and IRSU awards to senior executives. We also grant Restricted Stock Units (RSUs) and Performance Share Awards (PSU) to executives under the Ally Financial 2014 Incentive Compensation Plan, which allows us to grant an array of equity-based and cash incentive awards to our named executive officers and other employees. Each of our approved compensation plans and awards were designed to provide our executives with an opportunity to share in the future growth in the value of Ally, which is necessary to attract and retain key executives.
Prior to our IPO in April 2014, all share-based awards were settled in cash and required liability treatment under the accounting guidance. Accounting treatment for liability-classified awards requires compensation expense to be adjusted each period until the awards are settled based on the value of the underlying share price. Prior to IPO, the Ally Board of Directors was required to determine a share price valuation (Share Price Valuation) for share-based compensation awards not less than annually. The Share Price Valuation considered, among other things, the stock price performance, on an indexed basis, of publicly traded common stock issued by certain comparative companies and considered Ally’s common stock as if it were freely tradable in the public markets. After the IPO, the share price valuation is based on the trading price for our stock. Also, after the IPO, certain awards will be settled in Ally common stock. As a result, these awards will be accounted for as equity awards under the accounting guidance. For equity-classified awards, the compensation expense to be recognized over the vesting and service period is determined on the grant date.
For valuation purposes, we utilize Ally’s share price as of the grant date and the end of each reporting period for determining the necessary share-based compensation expense, depending on the classification of the awards. The per-share fair value based on market price for purposes of share-based compensation was $19.02 as of December 31, 2016. We had 32,921,120 shares authorized and available for future grants of incentive-based equity awards at December 31, 2016.
During 2016, 2015, and 2014, we entered into prepaid equity forward contracts to economically hedge a portion of the price risk driven by fluctuations in the fair value of our DSU and IRSU awards. The prepaid equity forward contracts are hybrid instruments containing an embedded forward contract, which is considered a derivative instrument. The embedded derivative instrument is bifurcated from the host contract and is recorded at fair value with changes in fair value recorded as compensation and benefits expense in our Consolidated Statement of Income. During the fourth quarter of 2016, the hedging program of the executive share-based compensation plans was fully terminated. For further information on our derivative instruments, refer to Note 22 to the Consolidated Financial Statements.
PSU and RSU Awards
PSU awards are payable contingent upon Ally achieving certain predefined performance objectives over the two-year measurement period and a three-year service condition. The PSU awards settle in the form of Ally common stock. The per-share fair value of these awards is determined by Ally's closing stock price on the grant date.
RSU awards are incentive awards that have been granted to employees as phantom shares of Ally at no cost to the recipient upon their grant. Prior to our IPO, these awards were paid in cash. As a result, RSU awards required liability treatment and were remeasured quarterly at the Share Price Valuation until they were paid. The compensation costs related to these awards were ratably charged to expense over the applicable service period. Changes in the value related to the portion of the awards that had vested and had not been paid were recognized in earnings in the period in which the changes occurred. After the IPO, the majority of existing RSU awards settle in the form of Ally common stock, which changed the award classification from a liability award to an equity award. As a result of this classification change, a modification to the accounting for the existing awards was required. As part of the modification, the stock closing price on the date of the IPO (April 10, 2014) of $23.98 was used as the modification date value. The remaining RSU cost for these awards, based on the modification date value, was ratably charged to expense over the applicable service periods with an offset to additional paid-in capital. RSU awards granted in 2015, 2014, and 2013 generally vest ratably over a two-year period starting on the date the award was issued and convert into shares of common stock at the end of the two-year period. RSU awards granted in 2016 generally vest one third ratably each year over a three-year period starting on the date the award was issued and are converted into shares of common stock as of the vesting date. At December 31, 2016, there were a total of 7,307,246 PSU and RSU award shares outstanding, composed of 253,461 shares awarded during 2014, 3,687,361 shares awarded during 2015, and 3,366,424 shares awarded during 2016. At December 31, 2015, there were a total of 6,476,427 RSU award shares outstanding, composed of 254,150 shares awarded during 2013, 1,691,509 shares awarded during 2014, and 4,530,768 shares awarded during 2015. We recognized expense related to PSU and RSU awards of $54 million, $49 million, and $46 million, for the years ended December 31, 2016, 2015, and 2014, respectively. These costs were recorded as compensation and benefits expense in our Consolidated Statement of Income.
DSU Awards
We discontinued granting DSU awards in 2015. DSU awards were generally granted to senior executives as phantom shares of Ally and were included as part of their base salary. DSU awards were commonly granted ratably each pay period throughout the year, vested immediately upon grant, and paid in cash. DSUs awarded in 2015 and 2014 will generally be redeemable in three equal installments: the first on the final payroll date of the respective year of grant, the second ratably over the first year following the grant date, and the third ratably over the second year following the grant date. The DSU awards require liability treatment and are remeasured monthly at fair value based on market price until they are paid, with each change in value fully charged to compensation expense in the period in which the change occurs. At December 31, 2016, and December 31, 2015, there were a total of 356,979 and 1,395,105 DSU awards outstanding, respectively. We recognized a reduction of expense related to DSU awards, before economic hedge, of $1 million for the year ended December 31, 2016, and expense, before economic hedge, of $3 million, and $42 million for the years ended December 31, 2015, and 2014, respectively, for the

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

outstanding awards. These costs were recorded as compensation and benefits expense in our Consolidated Statement of Income. For further information on our derivative instruments, refer to Note 22 to the Consolidated Financial Statements.
IRSU Awards
We discontinued granting IRSU awards in 2015. IRSU awards were incentive awards that had been granted to senior executives as phantom shares of Ally and vested based on continued service with Ally. The awards were paid in cash after the vesting requirements were met. Payouts were based on fair value of Ally shares at the time of the payout. The awards required liability treatment and were remeasured monthly at fair value based on market price until they were paid. The compensation costs related to these awards were ratably charged to expense over the requisite service period. Changes in value related to the portion of the awards that were vested and had not been paid were recognized in earnings in the period in which the changes occurred. As of December 31, 2016, all IRSU awards granted had fully vested and been paid. At December 31, 2015, there were a total of 51,103 IRSU award shares outstanding. We recognized an expense related to IRSU awards, before economic hedge, of $0 million and $1 million for the years ended December 31, 2016, and 2015, respectively, and a reduction of expense, before economic hedge, of $2 million for the year ended December 31, 2014, for the outstanding awards. These costs were recorded as compensation and benefits expense in our Consolidated Statement of Income. For further information on our derivative instruments, refer to Note 22 to the Consolidated Financial Statements.
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no transfers between any levels for the year ended December 31, 2016.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

determine the fair value of these instruments, we utilize the quoted market prices for the particular derivative contracts; therefore, we classified these contracts as Level 1.
We also execute over-the-counter (OTC) and centrally-cleared derivative contracts, such as interest rate swaps, a cross-currency swap, swaptions, foreign-currency denominated forward contracts, prepaid equity forward contracts, caps, floors, and agency to-be-announced securities. For OTC contracts, we utilize third-party-developed valuation models that are widely accepted in the market to value these OTC derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves, interpolated volatility assumptions, or equity pricing) are used in the model. We classified these OTC derivative contracts as Level 2 because all significant inputs into these models were market observable. For centrally-cleared contracts, we utilize unadjusted prices obtained from the clearing house as the basis for valuation, and they are also classified as Level 2. We did not have any derivative instruments classified as Level 3 as of December 31, 2016, or December 31, 2015.
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

	Recurring fair value measurements
December 31, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,620	$—	$—	$1,620
U.S. States and political subdivisions	—	782	—	782
Foreign government	11	151	—	162
Agency mortgage-backed residential	—	10,290	—	10,290
Mortgage-backed residential	—	2,097	—	2,097
Mortgage-backed commercial	—	537	—	537
Asset-backed	—	1,400	—	1,400
Corporate debt	—	1,443	—	1,443
Total debt securities	1,631	16,700	—	18,331
Equity securities (a)	595	—	—	595
Total available-for-sale securities	2,226	16,700	—	18,926
Other assets
Interests retained in financial asset sales	—	—	29	29
Derivative contracts in a receivable position (b)
Interest rate	—	92	—	92
Foreign currency	—	2	—	2
Other	1	—	—	1
Total derivative contracts in a receivable position	1	94	—	95
Total assets	$2,227	$16,794	$29	$19,050
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position (b)
Interest rate	$—	$(94)	$—	$(94)
Other	(1)	—	—	(1)
Total derivative contracts in a payable position	(1)	(94)	—	(95)
Total liabilities	$(1)	$(94)	$—	$(95)

(a)	Our investment in any one industry did not exceed 14%.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 22 to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Recurring fair value measurements
December 31, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,469	$272	$—	$1,741
U.S. States and political subdivisions	—	716	—	716
Foreign government	10	167	—	177
Agency mortgage-backed residential	—	7,544	—	7,544
Mortgage-backed residential	—	2,822	—	2,822
Mortgage-backed commercial	—	481	—	481
Asset-backed	—	1,755	—	1,755
Corporate debt	—	1,204	—	1,204
Total debt securities	1,479	14,961	—	16,440
Equity securities (a)	717	—	—	717
Total available-for-sale securities	2,196	14,961	—	17,157
Other assets
Interests retained in financial asset sales	—	—	40	40
Derivative contracts in a receivable position (b)
Interest rate	2	229	—	231
Other	2	—	—	2
Total derivative contracts in a receivable position	4	229	—	233
Total assets	$2,200	$15,190	$40	$17,430
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position (b)
Interest rate	$(2)	$(133)	$—	$(135)
Foreign currency	—	(1)	—	(1)
Other	(1)	(8)	—	(9)
Total derivative contracts in a payable position	(3)	(142)	—	(145)
Total liabilities	$(3)	$(142)	$—	$(145)

(a)	Our investment in any one industry did not exceed 14%.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 22 to the Consolidated Financial Statements.

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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at December 31, 2016	Net unrealized gains included in earnings still held at December 31, 2016
($ in millions)	Fair value at Jan. 1, 2016	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Other assets
Interests retained in financial asset sales	$40	$4	(a)	$—	$—	$9	$—	$(24)	$29	$—
Total assets	$40	$4		$—	$—	$9	$—	$(24)	$29	$—

(a)	Reported as other income, net of losses, in the Consolidated Statement of Income.

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2015	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Fair value at December 31, 2015	Net unrealized gains included in earnings still held at December 31, 2015
($ in millions)		included in earnings		included in OCI
Assets
Mortgage loans held-for-sale, net	$3	$1		$—	$—	$(4)	$—	$—	$—	$—
Other assets
Interests retained in financial asset sales	47	9	(a)	—	—	—	26	(42)	40	—
Total assets	$50	$10		$—	$—	$(4)	$26	$(42)	$40	$—
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
The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total (loss)gain included in earnings for the year ended
December 31, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commercial finance receivables and loans, net (a)
Commercial and industrial
Automotive	$—	$—	$27	$27	$(4)	n/m	(b)
Other	—	—	65	65	(19)	n/m	(b)
Total commercial finance receivables and loans, net	—	—	92	92	(23)	n/m	(b)
Other assets
Repossessed and foreclosed assets (c)	—	—	12	12	(4)	n/m	(b)
Other	—	—	4	4	—	n/m	(b)
Total assets	$—	$—	$108	$108	$(27)	n/m
n/m = not meaningful

(a)	Represents the portion of the portfolio specifically impaired during 2016. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(b)
We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the year ended
December 31, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$105	$105	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Commercial and industrial
Automotive	—	—	19	19	(2)	n/m	(a)
Other	—	—	29	29	(15)	n/m	(a)
Commercial real estate — Automotive	—	—	4	4	(3)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	52	52	(20)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	9	9	(3)	n/m	(a)
Other	—	—	6	6	(2)	n/m	(a)
Total assets	$—	$—	$172	$172	$(25)	n/m
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
Fair Value Option for Financial Assets
We elected the fair value option for an insignificant amount of conforming and non-conforming mortgage loans held-for-sale. We elected the fair value option to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. Our intent in electing fair value measurement was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at December 31, 2016, and December 31, 2015.

		Estimated fair value
December 31, ($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
2016
Financial assets
Held-to-maturity securities	$839	$—	$789	$—	$789
Finance receivables and loans, net	117,800	—	—	118,750	118,750
Nonmarketable equity investments	1,046	—	1,012	55	1,067
Financial liabilities
Deposit liabilities	$79,022	$—	$—	$78,469	$78,469
Short-term borrowings	12,673	—	—	12,675	12,675
Long-term debt	54,128	—	22,036	34,084	56,120
2015
Financial assets
Loans held-for-sale, net	$105	$—	$—	$105	$105
Finance receivables and loans, net	110,546	—	—	110,737	110,737
Nonmarketable equity investments	418	—	391	42	433
Financial liabilities
Deposit liabilities	$66,478	$—	$—	$66,889	$66,889
Short-term borrowings	8,101	—	—	8,102	8,102
Long-term debt	66,234	—	23,018	45,157	68,175
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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

•
Deposit liabilities — Deposit liabilities represent certain consumer and brokered bank deposits, mortgage escrow deposits, and dealer deposits. The fair value of deposits at Level 3 was estimated by discounting projected cash flows based on discount factors derived from the forward interest rate swap curve.

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
In certain instances as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At December 31, 2016, these instruments are reported as gross assets and gross liabilities on the Consolidated Balance Sheet.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/(liabilities)	Gross amounts offset in the Consolidated Balance Sheet	Net amounts of assets/(liabilities) presented in the Consolidated Balance Sheet
				Gross amounts not offset in the Consolidated Balance Sheet
December 31, 2016 ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
Assets
Derivative assets in net asset positions	$87	$—	$87	$(4)	$(9)	$74
Derivative assets in net liability positions	8	—	8	(8)	—	—
Total assets (d)	$95	$—	$95	$(12)	$(9)	$74
Liabilities
Derivative liabilities in net liability positions	$(91)	$—	$(91)	$8	$13	$(70)
Derivative liabilities in net asset positions	(4)	—	(4)	4	—	—
Total derivative liabilities (d)	(95)	—	(95)	12	13	(70)
Securities sold under agreements to repurchase (e)	(676)	—	(676)	—	676	—
Total liabilities	$(771)	$—	$(771)	$12	$689	$(70)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. $6 million of noncash derivative collateral pledged to us was excluded at December 31, 2016. We do not record such collateral received on our Consolidated Balance Sheet unless certain conditions are met.

(c)
Certain agreements grant us the right to sell or pledge the noncash assets we receive as collateral. Noncash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $6 million at December 31, 2016. We have not sold or pledged any of the noncash collateral received under these agreements as of December 31, 2016.

(d)	For additional information on derivative instruments and hedging activities, refer to Note 22 to the Consolidated Financial Statements.

(e)	For additional information on securities sold under agreements to repurchase, refer to Note 16 to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Gross amounts of recognized assets/(liabilities)	Gross amounts offset in the Consolidated Balance Sheet	Net amounts of assets/(liabilities) presented in the Consolidated Balance Sheet
				Gross amounts not offset in the Consolidated Balance Sheet
December 31, 2015 ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
Assets
Derivative assets in net asset positions	$224	$—	$224	$(69)	$(67)	$88
Derivative assets in net liability positions	9	—	9	(9)	—	—
Total assets (d)	$233	$—	$233	$(78)	$(67)	$88
Liabilities
Derivative liabilities in net liability positions	$(68)	$—	$(68)	$9	$2	$(57)
Derivative liabilities in net asset positions	(69)	—	(69)	69	—	—
Derivative liabilities with no offsetting arrangements	(8)	—	(8)	—	—	(8)
Total derivative liabilities (d)	(145)	—	(145)	78	2	(65)
Securities sold under agreements to repurchase (e)	(648)	—	(648)	—	648	—
Total liabilities	$(793)	$—	$(793)	$78	$650	$(65)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

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

(d)	For additional information on derivative instruments and hedging activities, refer to Note 22 to the Consolidated Financial Statements.

(e)	For additional information on securities sold under agreements to repurchase, refer to Note 16 to the Consolidated Financial Statements.
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
Automotive Finance operations — Provides U.S.-based automotive financing services to consumers and automotive dealers, and automotive and equipment financing services to companies and municipalities. Our automotive finance services include providing retail installment sales contracts, loans, and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles and equipment, and vehicle remarketing services.
Insurance operations — Offers both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide VSCs, VMCs, and GAP products. We also underwrite selected commercial insurance coverages, which primarily insure dealers' wholesale vehicle inventory.
Mortgage Finance operations — Primarily consists of the management of a held-for-investment consumer mortgage finance loan portfolio, which includes bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties. In late 2016, we also introduced limited direct mortgage originations consisting of jumbo and conforming mortgages through a third-party fulfillment partner, LenderLive. Under our current arrangement, conforming mortgages will be originated as held-for-sale and sold to LenderLive, while jumbo mortgages will be originated as held-for-investment. Servicing will be performed by a third party and no mortgage servicing rights will be created. Direct mortgage originations did not materially impact our results of operations for the year ended December 31, 2016.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Corporate Finance operations — Primarily provides senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle market companies. Our primary focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, restructurings, and working capital.
Corporate and Other primarily consists of activity related to centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes certain equity investments which primarily consist of FHLB and FRB stock, the management of our legacy mortgage portfolio which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments. Additionally, beginning in June 2016, financial information related to TradeKing is included within Corporate and Other.
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
Financial information for our reportable operating segments is summarized as follows.

Year ended December 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2016
Net financing revenue and other interest income (loss)	$3,665	$61	$97	$121	$(37)	$3,907
Other revenue	306	1,036	—	26	162	1,530
Total net revenue	3,971	1,097	97	147	125	5,437
Provision for loan losses	924	—	(4)	10	(13)	917
Total noninterest expense	1,667	940	67	66	199	2,939
Income (loss) from continuing operations before income tax expense	$1,380	$157	$34	$71	$(61)	$1,581
Total assets	$116,347	$7,172	$8,307	$3,183	$28,719	$163,728
2015
Net financing revenue and other interest income	$3,429	$57	$57	$89	$87	$3,719
Other revenue (loss)	235	1,033	—	25	(151)	1,142
Total net revenue (loss)	3,664	1,090	57	114	(64)	4,861
Provision for loan losses	696	—	7	9	(5)	707
Total noninterest expense	1,633	879	39	55	155	2,761
Income (loss) from continuing operations before income tax expense	$1,335	$211	$11	$50	$(214)	$1,393
Total assets	$115,636	$7,053	$6,461	$2,677	$26,754	$158,581
2014
Net financing revenue and other interest income (loss)	$3,321	$56	$36	$59	$(97)	$3,375
Other revenue (loss)	264	1,129	—	32	(149)	1,276
Total net revenue (loss)	3,585	1,185	36	91	(246)	4,651
Provision for loan losses	542	—	3	(16)	(72)	457
Total noninterest expense	1,614	988	21	43	282	2,948
Income (loss) from continuing operations before income tax expense	$1,429	$197	$12	$64	$(456)	$1,246
Total assets	$113,188	$7,190	$3,542	$1,870	$25,841	$151,631

(a)
Net financing revenue and other interest income after the provision for loan losses totaled $3.0 billion, for the years ended December 31, 2016, and 2015, and $2.9 billion for the year ended December 31, 2014.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Information concerning principal geographic areas was as follows.

Year ended December 31, ($ in millions)	Total net revenue (a)	Income from continuing operations before income tax expense	Net income (loss) (b)	Identifiable assets (c)	Long-lived assets (d)
2016
Canada	$90	$44	$32	$499	$—
Europe	—	—	(1)	276	—
Latin America	—	—	(1)	23	—
Asia-Pacific	—	—	—	2	—
Total foreign (e)	90	44	30	800	—
Total domestic (f)	5,347	1,537	1,037	162,688	11,846
Total	$5,437	$1,581	$1,067	$163,488	$11,846
2015
Canada	$98	$47	$35	514	—
Europe	1	4	27	325	—
Latin America	—	—	(2)	28	—
Asia-Pacific	—	—	452	2	—
Total foreign (e)	99	51	512	869	—
Total domestic (f)	4,762	1,342	777	157,685	16,506
Total	$4,861	$1,393	$1,289	$158,554	$16,506
2014
Canada	$124	$54	$68	$590	$—
Europe	2	—	4	1,636	—
Latin America	—	—	(8)	29	—
Asia-Pacific	—	—	122	636	—
Total foreign (e)	126	54	186	2,891	—
Total domestic (f)	4,525	1,192	964	148,713	19,735
Total	$4,651	$1,246	$1,150	$151,604	$19,735

(a)	Revenue consists of net financing revenue and other interest income and total other revenue as presented in our Consolidated Financial Statements.

(b)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(c)	Identifiable assets consist of total assets excluding goodwill.

(d)	Long-lived assets consist of investments in operating leases, net, and net property and equipment.

(e)	Our foreign operations as of December 31, 2016, 2015, and 2014, consist of our ongoing Insurance operations in Canada and our remaining international entities in wind-down.

(f)	Amounts include eliminations between our domestic and foreign operations.
28.    Parent and Guarantor Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of December 31, 2016, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Statements of Comprehensive Income

Year ended December 31, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing (loss) revenue and other interest income
Interest and fees on finance receivables and loans	$(104)	$—	$5,266	$—	$5,162
Interest and fees on finance receivables and loans — intercompany	11	—	8	(19)	—
Interest and dividends on investment securities and other earning assets	—	—	421	(3)	418
Interest on cash and cash equivalents	5	—	9	—	14
Interest-bearing cash — intercompany	—	—	9	(9)	—
Operating leases	17	—	2,694	—	2,711
Total financing (loss) revenue and other interest income	(71)	—	8,407	(31)	8,305
Interest expense
Interest on deposits	8	—	822	—	830
Interest on short-term borrowings	40	—	17	—	57
Interest on long-term debt	1,161	—	581	—	1,742
Interest on intercompany debt	20	—	11	(31)	—
Total interest expense	1,229	—	1,431	(31)	2,629
Net depreciation expense on operating lease assets	14	—	1,755	—	1,769
Net financing revenue	(1,314)	—	5,221	—	3,907
Cash dividends from subsidiaries
Nonbank subsidiaries	965	—	—	(965)	—
Other revenue
Insurance premiums and service revenue earned	—	—	945	—	945
(Loss) gain on mortgage and automotive loans, net	(11)	—	22	—	11
Loss on extinguishment of debt	(3)	—	(2)	—	(5)
Other gain on investments, net	—	—	176	9	185
Other income, net of losses	1,253	—	937	(1,796)	394
Total other revenue	1,239	—	2,078	(1,787)	1,530
Total net revenue	890	—	7,299	(2,752)	5,437
Provision for loan losses	408	—	509	—	917
Noninterest expense
Compensation and benefits expense	573	—	419	—	992
Insurance losses and loss adjustment expenses	—	—	342	—	342
Other operating expenses	1,261	—	2,130	(1,786)	1,605
Total noninterest expense	1,834	—	2,891	(1,786)	2,939
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(1,352)	—	3,899	(966)	1,581
Income tax (benefit) expense from continuing operations	(279)	(82)	831	—	470
Net (loss) income from continuing operations	(1,073)	82	3,068	(966)	1,111
Loss from discontinued operations, net of tax	(39)	—	(5)	—	(44)
Undistributed income (loss) of subsidiaries
Bank subsidiary	1,273	1,273	—	(2,546)	—
Nonbank subsidiaries	906	(2)	—	(904)	—
Net income	1,067	1,353	3,063	(4,416)	1,067
Other comprehensive loss, net of tax	(110)	(63)	(106)	169	(110)
Comprehensive income	$957	$1,290	$2,957	$(4,247)	$957

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing (loss) revenue and other interest income
Interest and fees on finance receivables and loans	$(83)	$—	$4,653	$—	$4,570
Interest and fees on finance receivables and loans — intercompany	17	—	24	(41)	—
Interest on loans held-for-sale	—	—	40	—	40
Interest and dividends on investment securities and other earning assets	—	—	381	—	381
Interest on cash and cash equivalents	1	—	7	—	8
Interest-bearing cash — intercompany	—	—	8	(8)	—
Operating leases	9	—	3,389	—	3,398
Total financing (loss) revenue and other interest income	(56)	—	8,502	(49)	8,397
Interest expense
Interest on deposits	10	—	708	—	718
Interest on short-term borrowings	40	—	9	—	49
Interest on long-term debt	1,121	—	541	—	1,662
Interest on intercompany debt	32	—	17	(49)	—
Total interest expense	1,203	—	1,275	(49)	2,429
Net depreciation expense on operating lease assets	7	—	2,242	—	2,249
Net financing revenue	(1,266)	—	4,985	—	3,719
Cash dividends from subsidiaries
Bank subsidiaries	525	525	—	(1,050)	—
Nonbank subsidiaries	1,123	—	—	(1,123)	—
Other revenue
Insurance premiums and service revenue earned	—	—	940	—	940
(Loss) gain on mortgage and automotive loans, net	(9)	—	54	—	45
Loss on extinguishment of debt	(355)	—	(2)	—	(357)
Other gain on investments, net	—	—	155	—	155
Other income, net of losses	1,373	—	1,373	(2,387)	359
Total other revenue	1,009	—	2,520	(2,387)	1,142
Total net revenue	1,391	525	7,505	(4,560)	4,861
Provision for loan losses	157	—	550	—	707
Noninterest expense
Compensation and benefits expense	571	—	842	(450)	963
Insurance losses and loss adjustment expenses	—	—	293	—	293
Other operating expenses	1,247	—	2,195	(1,937)	1,505
Total noninterest expense	1,818	—	3,330	(2,387)	2,761
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(584)	525	3,625	(2,173)	1,393
Income tax (benefit) expense from continuing operations	(267)	—	763	—	496
Net (loss) income from continuing operations	(317)	525	2,862	(2,173)	897
Income from discontinued operations, net of tax	356	—	36	—	392
Undistributed income (loss) of subsidiaries
Bank subsidiary	581	581	—	(1,162)	—
Nonbank subsidiaries	669	(1)	—	(668)	—
Net income	1,289	1,105	2,898	(4,003)	1,289
Other comprehensive loss, net of tax	(165)	(43)	(172)	215	(165)
Comprehensive income	$1,124	$1,062	$2,726	$(3,788)	$1,124

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(14)	$—	$4,471	$—	$4,457
Interest and fees on finance receivables and loans — intercompany	37	—	82	(119)	—
Interest on loans held-for-sale	—	—	1	—	1
Interest and dividends on investment securities and other earning assets	—	—	367	—	367
Interest on cash and cash equivalents	1	—	7	—	8
Interest-bearing cash — intercompany	—	—	6	(6)	—
Operating leases	269	—	3,289	—	3,558
Total financing revenue and other interest income	293	—	8,223	(125)	8,391
Interest expense
Interest on deposits	15	—	649	—	664
Interest on short-term borrowings	43	—	9	—	52
Interest on long-term debt	1,492	—	575	—	2,067
Interest on intercompany debt	88	—	37	(125)	—
Total interest expense	1,638	—	1,270	(125)	2,783
Net depreciation expense on operating lease assets	161	—	2,072	—	2,233
Net financing revenue	(1,506)	—	4,881	—	3,375
Cash dividends from subsidiaries
Bank subsidiaries	1,800	1,800	—	(3,600)	—
Nonbank subsidiaries	651	—	—	(651)	—
Other revenue
Insurance premiums and service revenue earned	—	—	979	—	979
(Loss) gain on mortgage and automotive loans, net	(5)	—	12	—	7
Loss on extinguishment of debt	(202)	—	—	—	(202)
Other gain on investments, net	—	—	181	—	181
Other income, net of losses	1,279	—	1,299	(2,267)	311
Total other revenue	1,072	—	2,471	(2,267)	1,276
Total net revenue	2,017	1,800	7,352	(6,518)	4,651
Provision for loan losses	250	—	207	—	457
Noninterest expense
Compensation and benefits expense	586	—	793	(432)	947
Insurance losses and loss adjustment expenses	—	—	410	—	410
Other operating expenses	1,267	—	2,159	(1,835)	1,591
Total noninterest expense	1,853	—	3,362	(2,267)	2,948
(Loss) income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	(86)	1,800	3,783	(4,251)	1,246
Income tax (benefit) expense from continuing operations	(457)	—	778	—	321
Net income from continuing operations	371	1,800	3,005	(4,251)	925
Income from discontinued operations, net of tax	193	—	32	—	225
Undistributed (loss) income of subsidiaries
Bank subsidiary	(680)	(680)	—	1,360	—
Nonbank subsidiaries	1,266	(1)	—	(1,265)	—
Net income	1,150	1,119	3,037	(4,156)	1,150
Other comprehensive income, net of tax	210	188	212	(400)	210
Comprehensive income	$1,360	$1,307	$3,249	$(4,556)	$1,360

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Balance Sheet

December 31, 2016 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$720	$—	$827	$—	$1,547
Interest-bearing	100	—	4,287	—	4,387
Interest-bearing — intercompany	—	—	401	(401)	—
Total cash and cash equivalents	820	—	5,515	(401)	5,934
Trading securities	—	—	82	(82)	—
Available-for-sale securities	—	—	19,253	(327)	18,926
Held-to-maturity securities	—	—	839	—	839
Finance receivables and loans, net
Finance receivables and loans, net	4,705	—	114,239	—	118,944
Intercompany loans to
Bank subsidiary	1,125	—	—	(1,125)	—
Nonbank subsidiaries	1,779	—	626	(2,405)	—
Allowance for loan losses	(115)	—	(1,029)	—	(1,144)
Total finance receivables and loans, net	7,494	—	113,836	(3,530)	117,800
Investment in operating leases, net	42	—	11,428	—	11,470
Intercompany receivables from
Bank subsidiary	299	—	—	(299)	—
Nonbank subsidiaries	107	—	67	(174)	—
Investment in subsidiaries
Bank subsidiary	17,727	17,727	—	(35,454)	—
Nonbank subsidiaries	10,318	—	—	(10,318)	—
Premiums receivable and other insurance assets	—	—	1,936	(31)	1,905
Other assets	4,347	—	5,085	(2,578)	6,854
Total assets	$41,154	$17,727	$158,041	$(53,194)	$163,728
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$84	$—	$84
Interest-bearing	167	—	78,771	—	78,938
Total deposit liabilities	167	—	78,855	—	79,022
Short-term borrowings	3,622	—	9,051	—	12,673
Long-term debt	21,798	—	32,330	—	54,128
Intercompany debt to
Bank subsidiary	330	—	—	(330)	—
Nonbank subsidiaries	1,027	—	2,903	(3,930)	—
Intercompany payables to
Nonbank subsidiaries	153	—	351	(504)	—
Interest payable	253	—	98	—	351
Unearned insurance premiums and service revenue	—	—	2,500	—	2,500
Accrued expenses and other liabilities	487	—	3,911	(2,661)	1,737
Total liabilities	27,837	—	129,999	(7,425)	150,411
Total equity	13,317	17,727	28,042	(45,769)	13,317
Total liabilities and equity	$41,154	$17,727	$158,041	$(53,194)	$163,728

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

December 31, 2015 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,234	$—	$914	$—	$2,148
Interest-bearing	401	—	3,831	—	4,232
Interest-bearing — intercompany	—	—	850	(850)	—
Total cash and cash equivalents	1,635	—	5,595	(850)	6,380
Available-for-sale securities	—	—	17,157	—	17,157
Loans held-for-sale, net	—	—	105	—	105
Finance receivables and loans, net
Finance receivables and loans, net	2,636	—	108,964	—	111,600
Intercompany loans to
Bank subsidiary	600	—	—	(600)	—
Nonbank subsidiaries	3,277	—	559	(3,836)	—
Allowance for loan losses	(72)	—	(982)	—	(1,054)
Total finance receivables and loans, net	6,441	—	108,541	(4,436)	110,546
Investment in operating leases, net	81	—	16,190	—	16,271
Intercompany receivables from
Bank subsidiary	186	—	—	(186)	—
Nonbank subsidiaries	259	—	282	(541)	—
Investment in subsidiaries
Bank subsidiary	16,496	16,496	—	(32,992)	—
Nonbank subsidiaries	10,902	11	—	(10,913)	—
Premiums receivable and other insurance assets	—	—	1,827	(26)	1,801
Other assets	4,785	—	4,488	(2,952)	6,321
Total assets	$40,785	$16,507	$154,185	$(52,896)	$158,581
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$89	$—	$89
Interest-bearing	229	—	66,160	—	66,389
Total deposit liabilities	229	—	66,249	—	66,478
Short-term borrowings	3,453	—	4,648	—	8,101
Long-term debt	21,048	—	45,186	—	66,234
Intercompany debt to
Nonbank subsidiaries	1,409	—	3,877	(5,286)	—
Intercompany payables to
Bank subsidiary	142	—	—	(142)	—
Nonbank subsidiaries	420	—	191	(611)	—
Interest payable	258	—	92	—	350
Unearned insurance premiums and service revenue	—	—	2,434	—	2,434
Accrued expenses and other liabilities	387	82	4,028	(2,952)	1,545
Total liabilities	27,346	82	126,705	(8,991)	145,142
Total equity	13,439	16,425	27,480	(43,905)	13,439
Total liabilities and equity	$40,785	$16,507	$154,185	$(52,896)	$158,581

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$241	$6	$5,383	$(1,063)	$4,567
Investing activities
Purchases of available-for-sale securities	—	—	(16,031)	—	(16,031)
Proceeds from sales of available-for-sale securities	—	—	11,036	—	11,036
Proceeds from maturities and repayments of available-for-sale securities	—	—	3,379	—	3,379
Purchases of held-to-maturity securities	—	—	(841)	—	(841)
Purchases of loans held-for-investment	(4)	—	(3,855)	—	(3,859)
Proceeds from sales of finance receivables and loans originated as held-for-investment	—	—	4,285	—	4,285
Originations and repayments of loans held-for-investment and other	2,013	—	(10,839)	—	(8,826)
Net change in loans — intercompany	877	—	(67)	(810)	—
Purchases of operating lease assets	—	—	(3,274)	—	(3,274)
Disposals of operating lease assets	25	—	6,279	—	6,304
Acquisitions, net of cash acquired	(309)	—	—	—	(309)
Capital contributions to subsidiaries	(3,908)	—	—	3,908	—
Returns of contributed capital	3,678	8	—	(3,686)	—
Net change in restricted cash	(120)	—	512	—	392
Net change in nonmarketable equity investments	—	—	(628)	—	(628)
Other, net	(206)	—	(197)	91	(312)
Net cash provided by (used in) investing activities	2,046	8	(10,241)	(497)	(8,684)
Financing activities
Net change in short-term borrowings — third party	169	—	4,395	—	4,564
Net (decrease) increase in deposits	(61)	—	12,569	—	12,508
Proceeds from issuance of long-term debt — third party	979	—	13,176	—	14,155
Repayments of long-term debt — third party	(2,662)	—	(23,750)	—	(26,412)
Net change in debt — intercompany	(382)	—	(877)	1,259	—
Redemption of preferred stock	(696)	—	—	—	(696)
Repurchase of common stock	(341)	—	—	—	(341)
Dividends paid — third party	(108)	—	—	—	(108)
Dividends paid and returns of contributed capital — intercompany	—	(14)	(4,644)	4,658	—
Capital contributions from parent	—	—	3,908	(3,908)	—
Net cash (used) in provided by financing activities	(3,102)	(14)	4,777	2,009	3,670
Effect of exchange-rate changes on cash and cash equivalents	—	—	1	—	1
Net decrease in cash and cash equivalents	(815)	—	(80)	449	(446)
Cash and cash equivalents at beginning of year	1,635	—	5,595	(850)	6,380
Cash and cash equivalents at end of year	$820	$—	$5,515	$(401)	$5,934

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$370	$525	$6,390	$(2,174)	$5,111
Investing activities
Purchases of available-for-sale securities	—	—	(12,250)	—	(12,250)
Proceeds from sales of available-for-sale securities	—	—	6,874	—	6,874
Proceeds from maturities and repayments of available-for-sale securities	—	—	4,255	—	4,255
Purchases of loans held-for-investment	(169)	—	(4,332)	—	(4,501)
Proceeds from sales of finance receivables and loans originated as held-for-investment	—	—	3,197	—	3,197
Originations and repayments of loans held-for-investment and other	1,954	—	(11,298)	—	(9,344)
Net change in loans — intercompany	240	—	1,211	(1,451)	—
Purchases of operating lease assets	(94)	—	(4,591)	—	(4,685)
Disposals of operating lease assets	7	—	5,539	—	5,546
Capital contributions to subsidiaries	(796)	(1)	—	797	—
Returns of contributed capital	1,444	—	—	(1,444)	—
Proceeds from sale of business units, net	1,049	—	—	—	1,049
Net change in restricted cash	(7)	—	271	—	264
Net change in nonmarketable equity investments	—	—	(147)	—	(147)
Other, net	(47)	—	42	—	(5)
Net cash provided by (used in) investing activities	3,581	(1)	(11,229)	(2,098)	(9,747)
Financing activities
Net change in short-term borrowings — third party	115	—	913	—	1,028
Net (decrease) increase in deposits	(91)	—	8,338	—	8,247
Proceeds from issuance of long-term debt — third party	5,428	—	25,237	—	30,665
Repayments of long-term debt — third party	(5,931)	—	(25,419)	—	(31,350)
Net change in debt — intercompany	(977)	—	(240)	1,217	—
Repurchase and redemption of preferred stock	(559)	—	—	—	(559)
Repurchase of common stock	(16)	—	—	—	(16)
Dividends paid — third party	(2,571)	—	—	—	(2,571)
Dividends paid and returns of contributed capital — intercompany	—	(525)	(3,092)	3,617	—
Capital contributions from parent	—	1	796	(797)	—
Net cash (used in) provided by financing activities	(4,602)	(524)	6,533	4,037	5,444
Effect of exchange-rate changes on cash and cash equivalents	—	—	(4)	—	(4)
Net (decrease) increase in cash and cash equivalents	(651)	—	1,690	(235)	804
Cash and cash equivalents at beginning of year	2,286	—	3,905	(615)	5,576
Cash and cash equivalents at end of year	$1,635	$—	$5,595	$(850)	$6,380

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$330	$1,789	$5,533	$(4,249)	$3,403
Investing activities
Purchases of available-for-sale securities	—	—	(5,417)	—	(5,417)
Proceeds from sales of available-for-sale securities	—	—	4,277	(17)	4,260
Proceeds from maturities and repayments of available-for-sale securities	—	—	2,657	—	2,657
Purchases of loans held-for-investment	—	—	(894)	17	(877)
Proceeds from sales of finance receivables and loans originated as held-for-investment	—	—	2,592	—	2,592
Originations and repayments of loans held-for-investment and other	1,900	—	(6,047)	—	(4,147)
Net change in loans — intercompany	1,428	—	154	(1,582)	—
Purchases of operating lease assets	(2,337)	—	(7,547)	—	(9,884)
Disposals of operating lease assets	3,053	—	2,807	—	5,860
Capital contributions to subsidiaries	(1,179)	—	—	1,179	—
Returns of contributed capital	1,422	—	—	(1,422)	—
Proceeds from sale of business units, net	46	—	1	—	47
Net change in restricted cash	—	—	1,625	—	1,625
Net change in nonmarketable equity investments	—	—	66	—	66
Other, net	(29)	—	35	—	6
Net cash provided by (used in) investing activities	4,304	—	(5,691)	(1,825)	(3,212)
Financing activities
Net change in short-term borrowings — third party	113	—	(1,607)	—	(1,494)
Net (decrease) increase in deposits	(121)	—	4,972	—	4,851
Proceeds from issuance of long-term debt — third party	3,132	—	24,060	—	27,192
Repayments of long-term debt — third party	(8,186)	—	(22,240)	—	(30,426)
Net change in debt — intercompany	52	—	(1,428)	1,376	—
Dividends paid — third party	(268)	—	—	—	(268)
Dividends paid and returns of contributed capital — intercompany	—	(1,826)	(3,846)	5,672	—
Capital contributions from parent	—	—	1,179	(1,179)	—
Net cash (used in) provided by financing activities	(5,278)	(1,826)	1,090	5,869	(145)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Net (decrease) increase in cash and cash equivalents	(644)	(37)	931	(205)	45
Cash and cash equivalents at beginning of year	2,930	37	2,974	(410)	5,531
Cash and cash equivalents at end of year	$2,286	$—	$3,905	$(615)	$5,576
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

	2016		2015
December 31, ($ in millions)	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Standby letters of credit and other guarantees	$175	$8	$208	$13
Corporate Finance has exposure to standby letters of credit that represent irrevocable guarantees of payment of specified financial obligations. Third-party beneficiaries primarily accept standby letters of credit as insurance in the event of nonperformance by our borrowers. Our borrowers may request letters of credit under their revolving loan facility up to a certain sub-limit amount. Expiration dates on letters of credit range from certain ongoing commitments that will expire during the upcoming year to terms of several years for certain letters of credit.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

If nonperformance occurs by a borrower for which we have issued a letter of credit, we can be liable for payment of the letter of credit to the beneficiary with our recourse being a charge to the borrower's loan facility.
In connection with our TradeKing wealth management business, we introduce customer securities accounts to a clearing broker, which clears and maintains custody of all customer assets and account activity. We are responsible for obtaining from each customer such funds or securities as are required to be deposited or maintained in their accounts. As a result, we are liable for any loss, liability, damage, cost, or expense incurred or sustained by the clearing broker as a result of the failure of any customer to timely make payments or deposits of securities to satisfy their contractual obligations. In addition, customer securities activities are transacted on either a cash or margin basis. In margin transactions, we may extend credit to the customer, through our clearing broker, subject to various regulatory rules and margin lending practices, collateralized by cash and securities in the customer’s account. In connection with these activities, we also execute customer transactions involving the sale of securities not yet purchased. Such transactions may expose us to credit risk in the event the customer’s assets are not sufficient to fully cover losses, which the customer may incur. In the event the customer fails to satisfy its obligations, we will purchase or sell financial instruments in the customer’s account in order to fulfill the customer’s obligations. The maximum potential exposure under these arrangements is difficult to estimate; however, the potential for us to incur material losses pursuant to these arrangements is remote.
Commitments
Financing Commitments
The contractual commitments were as follows.

December 31, ($ in millions)	2016	2015
Commitments to provide capital to investees (a)	$206	$132
Construction-lending commitments (b)	164	197
Home equity lines of credit (c)	356	358
Unused revolving credit line commitments and other (d)	1,995	1,445

(a)	We are committed to contribute capital to certain investees. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.

(b)	The fair value of these commitments is considered in the overall valuation of the related assets.

(c)	We are committed to fund the remaining unused balances on home equity lines of credit.

(d)	The unused portion of revolving lines of credit reset at prevailing market rates and, as such, approximate market value.
Revolving credit line commitments contain an element of credit risk. Management reduces its credit risk for unused revolving credit line commitments by applying the same credit policies in making commitments as it does for extending loans. We typically require collateral as these commitments are drawn.
Lease Commitments
Future minimum rental payments required under operating leases, primarily for real property, with noncancelable lease terms expiring after December 31, 2016, are as follows.

Year ended December 31, ($ in millions)
2017	$36
2018	36
2019	35
2020	33
2021	25
2022 and thereafter	75
Total minimum payment required	$240
Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $51 million, $51 million, and $50 million in 2016, 2015, and 2014, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Contractual Commitments
We have entered into multiple agreements for information technology, voice and communication technology, and related maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions.

Year ended December 31, ($ in millions)
2017	$94
2018 and 2019	13
2020 and thereafter	4
Total future payment obligations	$111
30.    Contingencies and Other Risks
Concentration with GM and Chrysler
While we are continuing to diversify our automotive finance and insurance businesses and to expand into other financial services, General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler) dealers and their retail customers continue to constitute a significant portion of our customer base. GM, Chrysler, and their captive finance companies compete forcefully with us and could take further actions that negatively impact the amount of business that we do with GM and Chrysler dealers and their customers. Further, a significant adverse change in GM’s or Chrysler’s business—including, for example, in the production or sale of GM or Chrysler vehicles, the quality or resale value of GM or Chrysler vehicles, GM’s or Chrysler’s relationships with its key suppliers, or the rate or volume of recalls of GM or Chrysler vehicles—could negatively impact our GM and Chrysler dealer and retail customer bases. Any future reductions in GM and Chrysler business that we are not able to offset could adversely affect our business and financial results.
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
The course and outcome of legal matters are inherently unpredictable. This is especially so when a matter is still in its early stages, the damages sought are indeterminate or unsupported, significant facts are unclear or disputed, novel questions of law or other meaningful legal uncertainties exist, a request to certify a proceeding as a class action is outstanding or granted, multiple parties are named, or regulatory or other governmental entities are involved. As a result, we cannot state with confidence how or when threatened or pending legal matters will be resolved and what losses may be incurred. Actual losses may be higher or lower than any amounts accrued for those matters, possibly to a significant degree.
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
Descriptions of our material legal matters follow. In each case, the matter could have material adverse consequences for us, including substantial damages or settlements, injunctions, governmental fines or penalties, and reputational or operational risks. We do not believe, however, that an estimate of reasonably possible losses or a range of reasonably possible losses in excess of established reserves—whether in excess of any related accrual or where no accrual exists—can be made for any of these matters.
Securities Litigation
In October 2016, a purported class action—Bucks County Employees Retirement Fund v. Ally Financial Inc. et al.—was filed in the Circuit Court for Wayne County in the State of Michigan. This matter was removed to the U.S. District Court for the Eastern District of Michigan on November 18, 2016, and is currently pending there as Case No. 2:16-CV-14104. The complaint alleges material misstatements and omissions in connection with Ally’s initial public offering in April 2014, including a failure to adequately disclose the severity of rising subprime automotive loan delinquency rates, deficient underwriting measures employed in the origination of subprime automotive loans, and aggressive tactics used with low-income borrowers. The request for relief includes an indeterminate amount of damages, fees, and costs and other remedies. In January 2017, another purported class action—National Shopmen Pension Fund v. Ally Financial Inc. et al.—was filed in

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

the Circuit Court for Oakland County in the State of Michigan. This matter was removed to the U.S. District Court for the Eastern District of Michigan on January 30, 2017, and is currently pending there as Case No. 2:17-CV-10289. The allegations and requested relief in the complaint are substantially similar to those included in the complaint filed by Bucks County Employees Retirement Fund. We intend to vigorously defend against these actions.
Automotive Subprime Matters
In October 2014, we received a document request from the SEC in connection with its investigation related to subprime automotive finance and related securitization activities. Separately, in December 2014, we received a subpoena from the DOJ requesting similar information. In May 2015 and December 2016, we received information requests from the New York Department of Financial Services requesting similar information. We have cooperated with each of these agencies with respect to these matters.
Indirect Automotive Finance Matters
In December 2013, Ally Financial Inc. and Ally Bank entered into a Consent Order issued by the U.S. Consumer Financial Protection Bureau (CFPB) and a Consent Order jointly submitted with the DOJ and entered by the U.S. District Court for the Eastern District of Michigan (United States v. Ally Financial Inc. and Ally Bank, Civil Action No. 13-15180), in each case, pertaining to allegations of discrimination involving the automotive finance business. The Consent Orders require Ally to create a compliance plan addressing, at a minimum, the communication of Ally’s expectations of Equal Credit Opportunity Act (ECOA) compliance to our automotive dealer clients, maintenance of Ally’s existing limits on dealer finance income for contracts acquired by Ally, and monitoring for potential discrimination both at the dealer level and within our portfolio of contracts acquired across all of our automotive dealer clients. Ally formed a compliance committee consisting of certain Ally Financial Inc. and Ally Bank directors to oversee Ally’s execution of the Consent Orders’ terms. Ally is required to meet certain stipulations under the Consent Orders, including a requirement to make monetary payments when ongoing remediation targets are not attained.
Since 2013, Ally has recognized expenses of approximately $240 million for judgments, fines, and monetary remuneration payments to customers related to the Consent Orders. The Consent Orders terminate, according to their terms, in 2017, and preclude the CFPB and the DOJ from pursuing any potential violations of the ECOA against Ally Financial Inc. or Ally Bank for conduct undertaken pursuant to the Consent Orders during the period of the Consent Orders. If the CFPB or the DOJ were to assert that Ally Financial Inc. or Ally Bank is violating the ECOA after the Consent Orders terminate, further legal proceedings could occur.
Mortgage Matters
We previously disclosed investigations by the DOJ relating to residential mortgage-backed securities issued by our former mortgage subsidiary, Residential Capital, LLC and its subsidiaries (ResCap RMBS). The DOJ was investigating potential fraud and other potential legal claims related to ResCap RMBS, including potential claims under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, as well as potential claims under the False Claims Act related to representations made by us in connection with investments in Ally Financial Inc. made by the U.S. Department of the Treasury pursuant to the Troubled Asset Relief Program in 2008 and 2009 regarding certain claims against Residential Capital, LLC or its subsidiaries at that time.
On November 21, 2016, we comprehensively resolved these investigations and potential claims with the DOJ and entered into a settlement agreement. Under the agreement, we in 2016 (1) paid $52 million to the DOJ, which is included in discontinued operations, (2) withdrew the broker-dealer registration for Ally Securities LLC (formerly known as Residential Funding Securities LLC) (Ally Securities), which is one of our wholly-owned subsidiaries, and (3) began to wind down the affairs of Ally Securities.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

31.    Quarterly Financial Statements (unaudited)

($ in millions)	First quarter	Second quarter	Third quarter	Fourth quarter
2016
Net financing revenue and other interest income	$951	$984	$996	$976
Other revenue	376	374	388	392
Total net revenue	1,327	1,358	1,384	1,368
Provision for loan losses	220	172	258	267
Total noninterest expense	710	773	735	721
Income from continuing operations before income tax expense	397	413	391	380
Income tax expense from continuing operations	150	56	130	134
Net income from continuing operations	247	357	261	246
Income (loss) from discontinued operations, net of tax	3	3	(52)	2
Net income	$250	$360	$209	$248
Basic earnings per common share
Net income from continuing operations	$0.48	$0.70	$0.54	$0.52
Net income	0.49	0.71	0.43	0.53
Diluted earnings per common share
Net income from continuing operations	$0.48	$0.70	$0.54	$0.52
Net income	0.49	0.71	0.43	0.52
Cash dividends per common share	$—	$—	$0.08	$0.08
2015
Net financing revenue and other interest income	$850	$916	$970	$983
Other revenue	243	211	332	356
Total net revenue	1,093	1,127	1,302	1,339
Provision for loan losses	116	140	211	240
Total noninterest expense	695	724	674	668
Income from continuing operations before income tax expense	282	263	417	431
Income tax expense from continuing operations	103	94	144	155
Net income from continuing operations	179	169	273	276
Income (loss) from discontinued operations, net of tax	397	13	(5)	(13)
Net income	$576	$182	$268	$263
Basic earnings per common share
Net income (loss) from continuing operations	$0.23	$(2.24)	$0.49	$(1.94)
Net income (loss)	1.06	(2.22)	0.48	(1.97)
Diluted earnings per common share
Net income (loss) from continuing operations	$0.23	$(2.24)	$0.49	$(1.94)
Net income (loss)	1.06	(2.22)	0.47	(1.97)
32.    Subsequent Events
Characterization of Variation Margin Payments
On January 4, 2017, the International Swaps and Derivatives Association (ISDA) issued a confirmation letter related to its May 27, 2016, accounting committee whitepaper, “Accounting Impact of CCP’s Rulebook Changes to Financial Institutions and Corporates May 2016,” and the corresponding discussions held with the staff of the SEC’s Office of the Chief Accountant. We are still in the process of evaluating the legal and accounting impact of this confirmation letter and it may have an impact on how we record our variation margin payments on certain derivative positions.
Declaration of Quarterly Dividend Payment
On January 11, 2017, the Ally Board of Directors declared a quarterly cash dividend payment of $0.08 per share on all common stock. The dividend was paid on February 15, 2017, to shareholders of record at the close of business on February 1, 2017.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Unsecured Credit Facility Draw
On January 27, 2017, we borrowed $1.25 billion pursuant to the terms of our private unsecured committed credit facility. This debt is scheduled to mature in December 2017. Amounts drawn under this facility are used for working capital and other general corporate purposes.

Ally Financial Inc. • Form 10-K

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of internal control including the possibility of human error or the circumvention or overriding of controls through individual actions or collusion. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.
As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2016, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is included in Item 8, Financial Statements and Supplementary Data, and is incorporated herein by reference. The Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting also is included in Item 8, Financial Statements and Supplementary Data, and incorporated herein by reference.
Item 9B.    Other Information
None.

Part III
Ally Financial Inc. • Form 10-K

Item 10.    Directors, Executive Officers, and Corporate Governance
Executive Officers and Other Significant Employees
Jeffrey J. Brown — Chief Executive Officer of Ally since February 2015 and a member of the Board since February 2015. Mr. Brown, 43, oversees all Ally strategy and operations to focus on strengthening the core businesses, while positioning the Company for long-term growth. Prior to being named Chief Executive Officer, Mr. Brown was President and Chief Executive Officer of Ally’s Dealer Financial Services business since March 2014. In this role, he oversaw the Company’s automotive finance, insurance and auto servicing operations. From June 2011 to March 2014, Mr. Brown served as Senior Executive Vice President of Finance and Corporate Planning. In that role, Mr. Brown oversaw the finance, treasury and corporate strategy activities of the Company. He joined Ally in March 2009 as Corporate Treasurer with responsibility for global treasury activities, including funding and balance sheet management. Prior to joining Ally, Mr. Brown was the Corporate Treasurer for Bank of America, where he had responsibility for the core treasury functions, including funding and managing interest rate risk. Mr. Brown spent 10 years at Bank of America, beginning his career in finance and later joining the Balance Sheet Management Division. During his tenure at Bank of America, he also served as the bank’s Deputy Treasurer and oversaw balance sheet management and the Company’s corporate funding division. He was also a member of the Company’s Asset/Liability Management Committee. Mr. Brown received a bachelor’s degree in economics from Clemson University and an executive master’s degree in business from Queens University in Charlotte. He serves on the Trevillian Cabinet of the College of Business and Behavioral Sciences at Clemson University and is a board of trustees member of Queens University of Charlotte.
Christopher Halmy — Chief Financial Officer of Ally since November 2013. In this role, he is responsible for the oversight of the Company’s financial reporting, controls and analysis, accounting, and investor relations, as well as treasury activities, including capital, funding and balance sheet management. Prior to his current position, Mr. Halmy, 48, served as Ally’s corporate treasurer since June 2011. He joined Ally in 2009 and previously served as structured funding executive with responsibility for the strategy, planning, and execution of securitizations and structured funding globally. In this role, he also was responsible for bank relationships and compliance related to existing transactions in the market. Prior to joining Ally, Mr. Halmy was the global funding executive at Bank of America where he was responsible for funding and liquidity activities. During his tenure at Bank of America, he also led the mortgage and automotive securitization group. Prior to joining Bank of America in 1997, Mr. Halmy held treasury, finance, and accounting positions at MBNA America, N.A., Merrill Lynch & Co., JP Morgan & Co., and Deloitte & Touche. Mr. Halmy holds a bachelor’s degree in accounting and a master’s degree in business administration from Villanova University. In addition, he was an adjunct professor at Wesley College from 1999 to 2006 and Queens University from 2011 to 2013. Mr. Halmy currently serves on the board of advisors for the McColl School of Business at Queens University. Halmy is also a certified public accountant.
Diane Morais — Chief Executive Officer and President of Ally Bank since March 2015. In this role, Ms. Morais, 51, is responsible for the deposits, mortgage, credit card and corporate finance businesses, brand management, and digital strategy. Ms. Morais also has responsibility for the online trading and digital wealth management services Ally recently added as a result of the June 2016 acquisition of TradeKing, Inc. Prior to her current role, Ms. Morais was deposits and line of business integration executive for Ally Bank. In this position, she was responsible for oversight for the deposit business, ranging from marketing strategies, products and pricing, and the overall customer experience for the bank. Ms. Morais joined Ally in 2008 as Deposits and Product Innovation executive. Prior to joining Ally, Ms. Morais previously held a variety of senior leadership positions during her twelve years at Bank of America, serving as the deposit and debit products executive, national customer experience executive, card services marketing, and consumer mortgage vendor management executive. Ms. Morais also spent nine years at Citibank’s credit card division in a variety of marketing, risk and finance roles. Ms. Morais holds a bachelor’s degree from Pennsylvania State University.
Scott Stengel — Group Vice President and General Counsel of Ally since May 2016. In this role, Mr. Stengel, 45, oversees all of Ally’s legal affairs and is also responsible for Ally’s corporate-secretarial, records-management, and licensing functions. He joined Ally from Kansas City, Mo.-based UMB Financial Corporation, where he served as executive vice president, general counsel, and corporate secretary. Before that, he was a partner at King & Spalding LLP and Orrick, Herrington & Sutcliffe in Washington, DC, with a practice focused on banking, capital markets, and government relations. He began his career as a law clerk to the Honorable Douglas O. Tice, Jr. in Richmond, Va. He received a bachelor’s degree in economics, with highest honors, from the University of Notre Dame and a juris doctorate, magna cum laude, from the Notre Dame Law School.
David DeBrunner — Vice President, Chief Accounting Officer, and Controller of Ally since September 2007. In this role, Mr. DeBrunner, 50, is responsible for all accounting, tax, regulatory reporting, internal controls, finance shared services and strategic sourcing services for Ally. He joined Ally from Fifth Third Bancorp (Fifth Third) where he was senior vice president, corporate controller, and chief accounting officer from January 2002 to August 2007. Prior to that position, he served as the chief financial officer for the commercial division of Fifth Third. He joined Fifth Third in 1992 and held various financial leadership positions throughout the company. Prior to his time at Fifth Third, he held positions at Deloitte and Touche LLP in the Chicago and Cincinnati offices. Mr. DeBrunner earned a bachelor's of science in accounting from Indiana University and is a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.
David Shevsky — Chief Risk Officer of Ally since December 2015. In this role, Mr. Shevsky, 55, has overall responsibility for the risk framework, processes and oversight for the Company, including achieving an appropriate balance between risk and return, mitigating unnecessary risk and protecting the Company’s financial returns. Prior to his current role, Mr. Shevsky served as the Chief Risk Officer for

Ally Financial Inc. • Form 10-K

Ally Bank beginning in November 2011. Mr. Shevsky joined Ally Financial in 1986 with a series of positions supporting the auto finance operation from a credit analysis and risk perspective. During his career, he supported both the domestic and international auto finance operations. He became a senior vice president of enterprise risk for the Company in 2004. In this role, Mr. Shevsky began to take a company-wide view of commercial credit risk and capital management. In 2006, he played a key role in establishing a more robust risk management function, and in 2008, he was responsible for establishing a loan review function, which he did until becoming the Chief Risk Officer for Ally Bank in 2011. Prior to joining Ally, Mr. Shevsky served in the United States Air Force from 1979 until 1984. Mr. Shevsky holds a bachelor's degree from Wayne State University and a master's degree from Walsh College.
Tim Russi — President of Auto Finance of Ally since 2013. Mr. Russi, 54, is responsible for developing the strategy and driving the performance of the auto business. Prior to this role, he was executive vice president of North American Operations - Auto (NAO) for U.S. and Canada and chief financial officer for Ally’s Global Automotive Services and chief operating officer for NAO. Prior to joining Ally in 2008, Mr. Russi worked for Cerberus Operations and Advisory Company as a senior advisor to Ally. He assumed this role in early 2008 after serving as the president of Dealer Financial Services for Bank of America. Mr. Russi has more than 30 years of business and financial services industry experience, having previously served in management and leadership positions at US Leasing (a Ford Financial Services company), Deloitte, DHR International and Ernst & Young. Mr. Russi holds a bachelor’s degree in managerial economics from the University of California at Davis. He is a certified public accountant and is Six Sigma certified.
Additional Information
Additional information in response to this Item 10 can be found in the Company's 2017 Proxy Statement under "Proposal 1 — Election of Directors," "Board Leadership Structure," and "Code of Conduct and Ethics and Review, Approval or Ratification of Transactions with Related Persons." That information is incorporated into this item by reference.

Ally Financial Inc. • Form 10-K

Item 11.    Executive Compensation
Items in response to this Item 11 can be found in the Company's 2017 Proxy Statement under "Executive Compensation." That information is incorporated into this item by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Items in response to this Item 12 can be found in the Company's 2017 Proxy Statement under "Security Ownership of Certain Beneficial Owners," and "Executive Compensation." That information is incorporated into this item by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Items in response to this Item 13 can be found in the Company's 2017 Proxy Statement under "Code of Conduct and Ethics and Review, Approval or Ratification of Transactions with Related Persons." That information is incorporated into this item by reference.
Item 14.    Principal Accountant Fees and Services
Items in response to this Item 14 can be found in the Company's 2017 Proxy Statement under "Audit Committee Report." That information is incorporated into this item by reference.

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
Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.13	Series 2 Trust Preferred Securities Guarantee Agreement between Ally Financial Inc. and The Bank of New York Mellon, dated as of March 1, 2011	Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.14	Indenture, dated as of November 20, 2015, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of November 20, 2015, (File No. 1-3754), incorporated herein by reference
4.15	Form of Subordinated Note	Included in Exhibit 4.14
10.1	Form of Ally Financial Inc. 2014 Executive Performance Plan	Filed as Exhibit 3.5 to the Company's Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754), incorporated herein by reference.
10.2	Form of Ally Financial Inc. 2014 Incentive Compensation Plan	Filed as Exhibit 3.6 to the Company's Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754), incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
10.3	Form of Ally Financial Inc. Employee Stock Purchase Plan	Filed as Exhibit 3.7 to the Company's Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754), incorporated herein by reference.
10.4	Form of Ally Financial Inc. 2014 Non-Employee Directors Equity Compensation Plan	Filed as Exhibit 3.8 to the Company's Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754), incorporated herein by reference.
10.5	Ally Financial Inc. Severance Plan, Plan Document and Summary Plan Description, as amended	Filed as Exhibit 10.6 to the Company's Annual Report for the period ended December 31, 2015, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.6	Ally Financial Inc. Non-Employee Directors Deferred Compensation Plan	Filed as Exhibit 10.7 to the Company's Annual Report for the period ended December 31, 2015, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.7	Form of Award Agreement related to the issuance of Performance Stock Units	Filed herewith.
10.8	Form of Award Agreement related to the issuance of Restricted Stock Units	Filed herewith.
10.9	Form of Award Agreement related to the issuance of Key Contributor Stock Units	Filed herewith.
10.10	Form of Award Agreement related to the issuance of an Ally Leader Equity Participation Award	Filed herewith.
10.11	Form of Award Agreement related to the issuance of Restricted Stock Awards	Filed herewith.
10.12	Consent Order, dated December 23, 2013 (Department of Justice)	Filed as Exhibit 10.34 to the Company's Annual Report for the period ended December 31, 2013, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.13	Consent Order, dated December 19, 2013 (Consumer Financial Protection Bureau)	Filed as Exhibit 10.35 to the Company's Annual Report for the period ended December 31, 2013, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.14	Stipulation and Consent to the Issuance of a Consent Order, dated December 19, 2013 (Consumer Financial Protection Bureau)	Filed as Exhibit 10.36 to the Company's Annual Report for the period ended December 31, 2013, on Form 10-K (File No. 1-3754), incorporated herein by reference.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
21	Ally Financial Inc. Subsidiaries as of December 31, 2016	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
101	Interactive Data File	Filed herewith.

*	Certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed with the Securities and Exchange Commission.
Item 16.    Form 10-K Summary
None.

Signatures
Ally Financial Inc. • Form 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of February, 2017.

Ally Financial Inc.
(Registrant)

/S/ JEFFREY J. BROWN
Jeffrey J. Brown
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 27th day of February, 2017.

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

/S/ WILLIAM H. CARY
William H. Cary Director

/S/ MAYREE C. CLARK
Mayree C. Clark Director

/S/ KIM S. FENNEBRESQUE
Kim S. Fennebresque Director

/S/ MARJORIE MAGNER
Marjorie Magner Director

/S/ JACK J. STACK
John J. Stack Director

/S/ MICHAEL F. STEIB
Michael F. Steib Director