Form 10-Q
period 2017-03-31
Ally Financial Inc.
filed 2017-05-04
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017, or

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
Yes ☑                    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
	(Do not check if a smaller reporting company)		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
At May 2, 2017, the number of shares outstanding of the Registrant’s common stock was 459,193,676 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions)	2017	2016
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,368	$1,235
Interest and dividends on investment securities and other earning assets	134	102
Interest on cash and cash equivalents	5	3
Operating leases	543	769
Total financing revenue and other interest income	2,050	2,109
Interest expense
Interest on deposits	231	193
Interest on short-term borrowings	27	13
Interest on long-term debt	424	442
Total interest expense	682	648
Net depreciation expense on operating lease assets	389	510
Net financing revenue and other interest income	979	951
Other revenue
Insurance premiums and service revenue earned	241	230
Gain on mortgage and automotive loans, net	14	1
Loss on extinguishment of debt	(1)	(4)
Other gain on investments, net	27	54
Other income, net of losses	115	95
Total other revenue	396	376
Total net revenue	1,375	1,327
Provision for loan losses	271	220
Noninterest expense
Compensation and benefits expense	285	252
Insurance losses and loss adjustment expenses	88	73
Other operating expenses	405	385
Total noninterest expense	778	710
Income from continuing operations before income tax expense	326	397
Income tax expense from continuing operations	113	150
Net income from continuing operations	213	247
Income from discontinued operations, net of tax	1	3
Net income	214	250
Other comprehensive income, net of tax	20	146
Comprehensive income	$234	$396
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
(in dollars) (a)	2017	2016
Basic earnings per common share
Net income from continuing operations	$0.46	$0.48
Income from discontinued operations, net of tax	—	0.01
Net income	$0.46	$0.49
Diluted earnings per common share
Net income from continuing operations	$0.46	$0.48
Income from discontinued operations, net of tax	—	0.01
Net income	$0.46	$0.49
Cash dividends per common share	$0.08	$—

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 17 for additional earnings per share information. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents
Noninterest-bearing	$1,513	$1,547
Interest-bearing	2,789	4,387
Total cash and cash equivalents	4,302	5,934
Available-for-sale securities (refer to Note 7 for discussion of investment securities pledged as collateral)	20,308	18,926
Held-to-maturity securities (fair value of $1,063 and $789)	1,104	839
Loans held-for-sale, net	1	—
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	119,002	118,944
Allowance for loan losses	(1,155)	(1,144)
Total finance receivables and loans, net	117,847	117,800
Investment in operating leases, net	10,461	11,470
Premiums receivable and other insurance assets	1,944	1,905
Other assets	6,134	6,854
Total assets	$162,101	$163,728
Liabilities
Deposit liabilities
Noninterest-bearing	$102	$84
Interest-bearing	84,384	78,938
Total deposit liabilities	84,486	79,022
Short-term borrowings	8,371	12,673
Long-term debt	51,061	54,128
Interest payable	382	351
Unearned insurance premiums and service revenue	2,514	2,500
Accrued expenses and other liabilities	1,922	1,737
Total liabilities	148,736	150,411
Contingencies (refer to Note 25)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 488,997,931 and 485,707,644; and outstanding 462,193,424 and 467,000,306)	21,187	21,166
Accumulated deficit	(6,975)	(7,151)
Accumulated other comprehensive loss	(321)	(341)
Treasury stock, at cost (26,804,507 and 18,707,338 shares)	(526)	(357)
Total equity	13,365	13,317
Total liabilities and equity	$162,101	$163,728
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

($ in millions)	March 31, 2017	December 31, 2016
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$22,550	$24,630
Allowance for loan losses	(154)	(173)
Total finance receivables and loans, net	22,396	24,457
Investment in operating leases, net	1,273	1,745
Other assets	914	1,390
Total assets	$24,583	$27,592
Liabilities
Long-term debt	$13,331	$13,259
Accrued expenses and other liabilities	12	12
Total liabilities	$13,343	$13,271
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2016	$21,100	$696	$(8,110)	$(231)	$(16)	$13,439
Net income			250			250
Preferred stock dividends			(15)			(15)
Share-based compensation	17					17
Other comprehensive income				146		146
Share repurchases related to employee stock-based compensation awards					(14)	(14)
Balance at March 31, 2016	$21,117	$696	$(7,875)	$(85)	$(30)	$13,823
Balance at January 1, 2017	$21,166	$—	$(7,151)	$(341)	$(357)	$13,317
Net income			214			214
Share-based compensation	21					21
Other comprehensive income				20		20
Common stock repurchases (a)					(169)	(169)
Common stock dividends ($0.08 per share)			(38)			(38)
Balance at March 31, 2017	$21,187	$—	$(6,975)	$(321)	$(526)	$13,365

(a)	Includes shares repurchased related to employee stock-based compensation awards.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2017	2016
Operating activities
Net income	$214	$250
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	534	653
Provision for loan losses	271	220
Gain on mortgage and automotive loans, net	(14)	(1)
Other gain on investments, net	(27)	(54)
Loss on extinguishment of debt	1	4
Originations and purchases of loans held-for-sale	(21)	(44)
Proceeds from sales and repayments of loans originated as held-for-sale	20	104
Net change in
Deferred income taxes	91	147
Interest payable	31	24
Other assets	60	46
Other liabilities	(20)	(122)
Other, net	35	(25)
Net cash provided by operating activities	1,175	1,202
Investing activities
Purchases of available-for-sale securities	(2,833)	(4,870)
Proceeds from sales of available-for-sale securities	1,045	4,175
Proceeds from maturities and repayment of available-for-sale securities	589	409
Purchases of held-to-maturity securities	(215)	(118)
Proceeds from maturities and repayments of held-to-maturity securities	5	—
Purchases of loans held-for-investment	(405)	(1,402)
Proceeds from sales of finance receivables and loans originated as held-for-investment	1,164	2,594
Originations and repayments of loans held-for-investment and other, net	(1,174)	(684)
Purchases of operating lease assets	(893)	(701)
Disposals of operating lease assets	1,545	1,535
Net change in restricted cash	355	48
Net change in nonmarketable equity investments	213	(315)
Other, net	(59)	(20)
Net cash (used in) provided by investing activities	(663)	651
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2017	2016
Financing activities
Net change in short-term borrowings	(4,303)	(2,739)
Net increase in deposits	5,451	3,780
Proceeds from issuance of long-term debt	4,488	4,244
Repayments of long-term debt	(7,573)	(8,490)
Repurchases of common stock	(169)	(14)
Dividends paid	(38)	(15)
Net cash used in financing activities	(2,144)	(3,234)
Effect of exchange-rate changes on cash and cash equivalents	—	2
Net decrease in cash and cash equivalents	(1,632)	(1,379)
Cash and cash equivalents at beginning of year	5,934	6,380
Cash and cash equivalents at March 31,	$4,302	$5,001
Supplemental disclosures
Cash paid for
Interest	$648	$626
Income taxes	2	—
Noncash items
Held-to-maturity securities received in consideration for loans sold	56	—
Finance receivables and loans transferred to loans held-for-sale	1,213	2,599
Other disclosures
Proceeds from repayments of mortgage loans held-for-investment originally designated as held-for-sale	8	9
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (together with its consolidated subsidiaries unless the context requires otherwise, Ally, the Company, or we, us, or our) is a leading digital financial services company offering diversified financial products for consumers, businesses, automotive dealers and corporate clients. Our legacy dates back to 1919, and Ally was redesigned in 2009 with a distinctive brand and relentless focus on our customers. We reconverted to a Delaware corporation in 2009 and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956 as amended and a financial holding company (FHC) under the Gramm-Leach-Bliley Act of 1999 as amended. Our banking subsidiary, Ally Bank, is an award-winning online bank, and an indirect, wholly-owned subsidiary of Ally Financial Inc. Collectively, Ally Financial Inc. and its subsidiaries offer a variety of deposit and banking products including CDs, online savings, money market and checking accounts, IRA products, automotive lending products to customers and dealers, corporate finance lending, insurance products and services, a cash back credit card, mortgage lending offerings, and wealth management solutions.
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
The Condensed Consolidated Financial Statements at March 31, 2017, and for the three months ended March 31, 2017, and 2016, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed on February 27, 2017, with the U.S. Securities and Exchange Commission (SEC).
Significant Accounting Policies
Income Taxes
In calculating the provision for interim income taxes, in accordance with Accounting Standards Codification (ASC) 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. This method differs from that described in Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K, which describes our annual significant income tax accounting policy and related methodology.
Securitizations and Variable Interest Entities
We securitize, transfer, and service consumer and commercial automotive loans and operating leases. Securitization transactions typically involve the use of variable interest entities (VIEs) and are accounted for either as sales or secured borrowings. We may retain economic interests in securitized and sold assets, which are generally in the form of senior or subordinated interests, other residual interests, and servicing rights.
In order to conclude whether or not a VIE is required to be consolidated, careful consideration and judgment must be given to our continuing involvement with the variable interest entity. In circumstances where we have both the power to direct the activities of the entity that most significantly impact the entity's performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, we would conclude that we would consolidate the entity, which would also preclude us from recording an accounting sale on the transaction. In the case of a consolidated VIE, the accounting is consistent with a secured borrowing, (e.g., we continue to carry the loans and we record the related securitized debt on our Condensed Consolidated Balance Sheet).
In transactions where we are not determined to be the primary beneficiary of the VIE, we must determine whether or not we achieve a sale for accounting purposes. In order to achieve a sale for accounting purposes, the assets being transferred must be legally isolated, not be constrained by restrictions from further transfer, and be deemed to be beyond our control. If we were to fail any of the three criteria for sale accounting, the accounting would be consistent with the preceding paragraph (i.e., a secured borrowing). Refer to Note 10 to the Condensed Consolidated Financial Statements for discussion on VIEs.
Gains or losses on off-balance sheet securitizations take into consideration the fair value of any retained interests including the value of certain servicing assets or liabilities, if any, which are initially recorded at fair value at the date of sale. The estimate of the fair value of the retained interests and servicing requires us to exercise significant judgment about the timing and amount of future cash flows from the interests. Refer to Note 21 to the Condensed Consolidated Financial Statements for a discussion of fair value estimates.
Gains or losses on off-balance sheet securitizations and sales are reported in gain on mortgage and automotive loans, net, in our Condensed Consolidated Statement of Comprehensive Income. Retained interests are classified as securities or as other assets depending on their nature. On December 24, 2016, the risk retention rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Frank Act) of 2010 became effective, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations. Our note was updated to address this guidance.
We retain servicing responsibilities for all of our consumer and commercial automotive loan and operating lease securitizations. We may receive servicing fees for off-balance sheet securitizations based on the securitized loan balances and certain ancillary fees, all of which are reported in servicing fees in the Condensed Consolidated Statement of Comprehensive Income. Typically, the fee we are paid for servicing consumer automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability.
Whether on- or off-balance sheet, the investors in the securitization trusts generally have no recourse to our assets outside of protections afforded through customary market representation and warranty repurchase provisions.
Refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K regarding additional significant accounting policies.
Recently Adopted Accounting Standards
Stock Compensation — Improvements to Employee Share-Based Payment Accounting (ASU 2016-09)
As of December 31, 2016, we adopted Accounting Standards Update (ASU) 2016-09. The amendments in this update include changes to several aspects of share-based payment accounting. The amendments allow for an entity-wide accounting policy election to either account for forfeitures as they occur or estimate the number of awards that are expected to vest. We elected to account for forfeitures as they occur. The amendments modify the tax withholding requirements to allow entities to withhold an amount up to the employee’s maximum individual statutory tax rates without resulting in a liability classification of the award as opposed to limiting the withholding to the minimum statutory tax rates as required under previous accounting guidance. The amendments require that all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized in income tax expense or benefit in the income statement in the period in which they occur. The adoption of these amendments did not have a material impact to the financial statements. The amendments also address the classification and presentation of certain items on the cash flow statement. Specifically, cash flows related to excess tax benefits should be classified as an operating activity instead of a financing activity and cash flows related to cash paid to a tax authority by an employer when withholding shares from an employee’s award for tax withholding purposes should be classified as a financing activity. The adoption of the amendment requiring excess tax benefits to be classified as an operating activity did not have a material impact to our Condensed Consolidated Statement of Cash Flows. The adoption of the amendment requiring amounts paid to a tax authority by an employer when withholding shares from an employee’s award for tax withholding purposes to be classified as a financing activity resulted in the reclassification of cash flows in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016, of $14 million from operating activities to financing activities.
Recently Issued Accounting Standards
Revenue from Contracts with Customers (ASU 2014-09) and Revenue from Contracts with Customers — Deferral of the Effective Date (ASU 2015-14)
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09. The purpose of this guidance is to streamline and consolidate existing revenue recognition principles in GAAP and to converge revenue recognition principles with International Financial Reporting Standards (IFRS). The core principle of the amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the main principle, guidance on the accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. As originally issued, the amendments in ASU 2014-09 were to be effective beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the guidance until January 1, 2018, and permitted early adoption as of the original effective date in ASU 2014-09. The FASB created a transition resource group to work with stakeholders and clarify the new guidance as necessary. The FASB has issued several additional ASUs to clarify guidance and provide implementation support for ASU 2014-09. The clarifying guidance elaborates on the key concepts within ASU 2014-09 and clarifies how those concepts interact with other GAAP requirements. Management has considered these additional ASUs when assessing the overall impact of ASU 2014-09. The amendments to the revenue recognition principles can be applied on adoption either through a full retrospective application or on a modified basis with a cumulative effect adjustment on the date of initial adoption with certain practical expedients. A majority of our revenue streams are not within the scope of this ASU as they are governed by other accounting standards. Management has determined that certain revenue streams and contractual arrangements are in scope of this guidance, including deposit fees, premiums on certain noninsurance contracts, brokering commissions through our insurance operations, remarketing fee income through SmartAuction, and investment advisory fee income through TradeKing. Management does not expect these amendments to impact current revenue recognition patterns for a majority of the in scope revenue streams and contracts. However, we expect that the application of this guidance to noninsurance contracts within our insurance business will result in the deferral of certain amounts we currently recognize as revenue upon the origination of the contract. We do not expect the impact of the new guidance to these specific contracts to be material to the financial statements. Management continues to evaluate whether we will adopt this guidance using the full retrospective approach or the modified retrospective approach.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Financial Instruments — Recognition and Measurement of Financial Assets (ASU 2016-01)
In January 2016, the FASB issued ASU 2016-01. The amendments in this update modify the requirements related to the measurement of certain financial instruments in the statement of financial condition and results of operations. For equity investments (other than investments accounted for using the equity method), entities must measure such instruments at fair value with changes in fair value recognized in net income. Changes in fair value for available-for-sale equity securities will no longer be recognized through other comprehensive income. Reporting entities may continue to elect to measure equity investments that do not have a readily determinable fair value at cost with adjustments for impairment and observable changes in price. In addition, for a liability (other than a derivative liability) that an entity measures at fair value, any change in fair value related to the instrument-specific credit risk, that is the entity’s own-credit, should be presented separately in other comprehensive income and not as a component of net income. The amendments are effective on January 1, 2018, with early adoption permitted solely for the provisions pertaining to instrument-specific credit risk for liabilities measured at fair value. The amendments must be applied on a modified retrospective basis with a cumulative effect adjustment as of the beginning of the fiscal year of initial adoption. The amendment requiring equity investments to be measured at fair value with changes in fair value recognized in net income will create additional volatility in our consolidated results of operations since changes in fair value for available-for-sale securities will be recognized in net income as opposed to other comprehensive income as required under existing accounting guidance. Management continues to evaluate the impact of the other amendments. However, we do not anticipate the other amendments to have a material impact to our financial statements. Management currently plans to adopt these amendments on January 1, 2018, and expects to use the modified retrospective approach as required.
Leases (ASU 2016-02)
In February 2016, the FASB issued ASU 2016-02. The amendments in this update primarily replace the existing accounting requirements for operating leases for lessees. Lessee accounting requirements for finance leases and lessor accounting requirements for both operating leases and sales type and direct financing leases (both of which were previously referred to as capital leases) are largely unchanged. The amendments require the lessee of an operating lease to record a balance sheet gross-up upon lease commencement by recognizing a right-of-use asset and lease liability equal to the present value of the lease payments. The right-of-use asset and lease liability should be derecognized in a manner that effectively yields a straight line lease expense over the lease term. In addition to the changes to the lessee operating lease accounting requirements, the amendments also change the types of costs that can be capitalized related to a lease agreement for both lessees and lessors for all types of leases. The amendments also require additional disclosures for all lease types for both lessees and lessors. The amendments are effective on January 1, 2019, with early adoption permitted. The amendments must be applied on a modified retrospective basis with a cumulative adjustment to the beginning of the earliest fiscal year presented in the financial statements in the period of adoption. Management is currently evaluating the impact of these amendments. Upon adoption, we expect to record a balance sheet gross up, reflecting our right-of-use asset and lease liability for our operating leases where we are the lessee (for example, our facility leases). We are currently reviewing our operating lease contracts where we are the lessee to determine the impact of the gross up and the changes to capitalizable costs. We are also reviewing our leases where we are the lessor to determine the impact of the changes to capitalizable costs. Management currently plans to adopt these amendments on January 1, 2019, and expects to use the modified retrospective approach as required.
Financial Instruments — Credit Losses (ASU 2016-13)
In June 2016, the FASB issued ASU 2016-13. The amendments in this update introduce a new accounting model to measure credit losses for financial assets measured at amortized cost. Credit losses for financial assets measured at amortized cost should be determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. In effect, the financial asset or group of financial assets should be presented at the net amount expected to be collected. Credit losses will no longer be measured as they are incurred for financial assets measured at amortized cost. The amendments also modify the accounting for available-for-sale debt securities whereby credit losses will be recorded through an allowance for credit losses rather than a write-down to the security’s cost basis, which allows for reversals of credit losses when estimated credit losses decline. Credit losses for available-for-sale debt securities should be measured in a manner similar to current GAAP. The amendments are effective on January 1, 2020, with early adoption permitted as of January 1, 2019. The amendments must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption. The new accounting model for credit losses represents a significant departure from existing GAAP, and will likely materially increase the allowance for credit losses with a resulting negative adjustment to retained earnings. Management created a formal working group to govern the implementation of these amendments consisting of key stakeholders from finance, risk, and accounting and is currently evaluating the impact of the amendments. Management currently plans to adopt these amendments on January 1, 2020, and expects to use the modified retrospective approach as required.
Statement of Cash Flows — Restricted Cash (ASU 2016-18)
In November 2016, the FASB issued ASU 2016-18. The amendments in this update require that amounts classified as restricted cash and restricted cash equivalents be included within the beginning-of-period and end-of-period amounts along with cash and cash equivalents on the statement of cash flows. Prior to this ASU, specific guidance on the presentation of changes in restricted cash and restricted cash equivalents within the statement of cash flows did not exist. The amendments are effective on January 1, 2018, with early adoption permitted. The amendments must be applied retrospectively to all periods presented within the statement of cash flows upon adoption. Management is currently evaluating the impact of these amendments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Receivables — Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08)
In March 2017, the FASB issued ASU 2017-08. The amendments in this update require premiums on purchased callable debt securities to be amortized to the security’s earliest call date. Prior to this ASU, premiums and discounts on purchased callable debt securities were generally required to be amortized to the security’s maturity date. The amendments do not require an accounting change for securities held at a discount. The amendments are effective on January 1, 2019, with early adoption permitted. The amendments must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption. Management is currently evaluating the impact of these amendments.
2.    Acquisitions
On June 1, 2016, we acquired 100% of the equity of TradeKing Group, Inc. (TradeKing), a digital wealth management company with an online broker-dealer, digital portfolio management platform, and educational content for $298 million in cash. TradeKing, which is being rebranded as Ally Invest, operates as a wholly-owned subsidiary of Ally. The addition of brokerage and wealth management is a natural extension of our online banking franchise, creating a full suite of financial products for savings and investments. We applied the acquisition method of accounting to this transaction, which generally requires the initial recognition of assets acquired, including identifiable intangible assets, and liabilities assumed at their respective fair value. Goodwill is recognized as the excess of the acquisition price after the recognition of the net assets, including the identifiable intangible assets. Beginning in June 2016, financial information related to TradeKing is included within Corporate and Other.
The following table summarizes the allocation of cash consideration paid for TradeKing and the amounts of the identifiable assets acquired and liabilities assumed recognized at the acquisition date.

($ in millions)
Purchase price
Cash consideration	$298
Allocation of purchase price to net assets acquired
Intangible assets (a)	82
Cash and short-term investments (b)	50
Other assets	14
Deferred tax asset, net	4
Employee compensation and benefits	(41)
Other liabilities	(4)
Goodwill	$193

(a)	We recorded $3 million of amortization on these intangible assets during the three months ended March 31, 2017.

(b)	Includes $40 million in cash proceeds from the acquisition transaction in order to pay employee compensation and benefits that vested upon acquisition as a result of the change in control.
The goodwill of $193 million arising from the acquisition consists largely of expected growth of the business as we leverage the Ally brand and our marketing capabilities to scale the acquired technology platform and expand the suite of financial products we offer to our existing growing customer base. None of the goodwill recognized is expected to be deductible for income tax purposes. Refer to Note 12 for a reconciliation of the carrying amount of goodwill at the beginning and end of the reporting period.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Our discontinued operations relate to previous discontinued operations in our Automotive Finance operations, Insurance operations, and Corporate Finance operating segments, and other operations for which we continue to have wind-down, legal, and minimal operational costs. Select financial information of discontinued operations is summarized below.

	Three months ended March 31,
($ in millions)	2017	2016
Pretax income	$1	$4
Tax expense	—	1
4.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended March 31,
($ in millions)	2017	2016
Remarketing fees	$29	$28
Late charges and other administrative fees	27	25
Servicing fees	16	13
Income from equity-method investments	—	6
Other, net	43	23
Total other income, net of losses	$115	$95
5.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2017	2016
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$149	$169
Less: Reinsurance recoverable	108	120
Net reserves for insurance losses and loss adjustment expenses at January 1,	41	49
Net insurance losses and loss adjustment expenses incurred related to:
Current year	89	77
Prior years (a)	(1)	(4)
Total net insurance losses and loss adjustment expenses incurred	88	73
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(45)	(37)
Prior years	(23)	(22)
Total net insurance losses and loss adjustment expenses paid or payable	(68)	(59)
Foreign exchange and other	2	3
Net reserves for insurance losses and loss adjustment expenses at March 31,	63	66
Plus: Reinsurance recoverable	112	118
Total gross reserves for insurance losses and loss adjustment expenses at March 31,	$175	$184

(a)	There have been no material adverse changes to the reserve for prior years.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

6.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended March 31,
($ in millions)	2017	2016
Insurance commissions	$99	$94
Technology and communications	69	66
Lease and loan administration	36	32
Advertising and marketing	30	27
Vehicle remarketing and repossession	28	24
Regulatory and licensing fees	27	21
Professional services	26	24
Premises and equipment depreciation	22	21
Occupancy	12	13
Non-income taxes	8	9
Other	48	54
Total other operating expenses	$405	$385
7.    Investment Securities
Our portfolio of securities includes bonds, equity securities, asset-backed securities, commercial and residential mortgage-backed securities, and other investments. The cost, fair value, and gross unrealized gains and losses on investment securities were as follows.

	March 31, 2017				December 31, 2016
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury	$2,276	$1	$(52)	$2,225	$1,680	$—	$(60)	$1,620
U.S. States and political subdivisions	803	9	(17)	795	794	7	(19)	782
Foreign government	143	3	—	146	157	5	—	162
Agency mortgage-backed residential	12,054	31	(223)	11,862	10,473	29	(212)	10,290
Mortgage-backed residential	2,053	4	(61)	1,996	2,162	5	(70)	2,097
Mortgage-backed commercial	533	2	(1)	534	537	2	(2)	537
Asset-backed	1,046	6	(1)	1,051	1,396	6	(2)	1,400
Corporate debt	1,262	6	(13)	1,255	1,452	7	(16)	1,443
Total debt securities (a) (b)	20,170	62	(368)	19,864	18,651	61	(381)	18,331
Equity securities	481	9	(46)	444	642	7	(54)	595
Total available-for-sale securities	$20,651	$71	$(414)	$20,308	$19,293	$68	$(435)	$18,926
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential (c)	$1,052	$2	$(43)	$1,011	$839	$—	$(50)	$789
Asset-backed retained notes	52	—	—	52	—	—	—	—
Total held-to-maturity securities (d)	$1,104	$2	$(43)	$1,063	$839	$—	$(50)	$789

(a)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million and $14 million at March 31, 2017, and December 31, 2016, respectively.

(b)
Investment securities with a fair value of $3,235 million and $4,881 million at March 31, 2017, and December 31, 2016, respectively, were pledged to secure advances from the Federal Home Loan Bank (FHLB), short-term borrowings or repurchase agreements and for other purposes as required by contractual obligation or law. Under these agreements, Ally has granted the counterparty the right to sell or pledge $1,257 million and $737 million of the underlying investment securities at March 31, 2017, and December 31, 2016, respectively.

(c)	Agency-backed residential mortgage-backed debt securities are held for liquidity purposes.

(d)
Held-to-maturity securities are recorded at amortized cost. Held-to-maturity securities with a fair value of $0 million and $87 million at March 31, 2017, and December 31, 2016, respectively, were pledged to secure advances from the FHLB.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of investment securities outstanding is summarized in the following tables. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2017
Fair value of available-for-sale debt securities (a)
U.S. Treasury	$2,225	1.8%	$—	—%	$262	1.8%	$1,963	1.8%	$—	—%
U.S. States and political subdivisions	795	3.1	66	2.4	34	2.5	175	2.9	520	3.3
Foreign government	146	2.5	—	—	66	2.7	80	2.4	—	—
Agency mortgage-backed residential	11,862	3.0	—	—	—	—	3	2.9	11,859	3.0
Mortgage-backed residential	1,996	2.9	—	—	—	—	—	—	1,996	2.9
Mortgage-backed commercial	534	2.8	—	—	—	—	3	2.8	531	2.8
Asset-backed	1,051	2.9	—	—	829	2.9	59	3.2	163	2.6
Corporate debt	1,255	2.9	99	2.1	642	2.6	468	3.2	46	4.7
Total available-for-sale debt securities	$19,864	2.8	$165	2.2	$1,833	2.6	$2,751	2.2	$15,115	3.0
Amortized cost of available-for-sale debt securities	$20,170		$165		$1,826		$2,806		$15,373
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	1,052	3.0%	—	—%	—	—%	—	—%	1,052	3.0%
Asset-backed retained notes	52	1.5	10	0.8	40	1.6	2	2.7	—	—
Total held-to-maturity securities	$1,104	2.9	$10	0.8	$40	1.6	$2	2.7	$1,052	3.0
December 31, 2016
Fair value of available-for-sale debt securities (a)
U.S. Treasury	$1,620	1.7%	$2	4.6%	$60	1.6%	$1,558	1.7%	$—	—%
U.S. States and political subdivisions	782	3.1	64	1.7	29	2.3	172	2.8	517	3.4
Foreign government	162	2.6	—	—	58	2.8	104	2.4	—	—
Agency mortgage-backed residential	10,290	2.9	—	—	—	—	29	2.6	10,261	2.9
Mortgage-backed residential	2,097	2.9	—	—	—	—	—	—	2,097	2.9
Mortgage-backed commercial	537	2.6	—	—	—	—	3	2.8	534	2.6
Asset-backed	1,400	2.8	—	—	1,059	2.8	143	3.2	198	2.6
Corporate debt	1,443	2.8	72	2.2	840	2.6	489	3.2	42	4.7
Total available-for-sale debt securities	$18,331	2.8	$138	2.0	$2,046	2.7	$2,498	2.2	$13,649	2.9
Amortized cost of available-for-sale debt securities	$18,651		$138		$2,040		$2,563		$13,910
Amortized cost of held-to-maturity securities	$839	2.9%	$—	—%	$—	—%	$—	—%	$839	2.9%

(a)
Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.

The balances of cash equivalents were $1.1 billion and $291 million at March 31, 2017, and December 31, 2016, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents interest and dividends on investment securities.

	Three months ended March 31,
($ in millions)	2017	2016
Taxable interest	$119	$94
Taxable dividends	2	4
Interest and dividends exempt from U.S. federal income tax	5	4
Interest and dividends on investment securities	$126	$102
Gross gains realized upon the sales of available-for-sale securities were $27 million and $54 million for the three months ended March 31, 2017, and 2016, respectively. There were no gross realized losses or other-than-temporary impairments upon the sales of available-for-sale securities for either period.
The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the assessment of whether such losses were deemed to be other-than-temporary, we believe that the unrealized losses are not indicative of an other-than-temporary impairment of these securities. As of March 31, 2017, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, and we expect to recover the entire amortized cost basis of the securities. As of March 31, 2017, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at March 31, 2017. Refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	March 31, 2017				December 31, 2016
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
$ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury	$2,070	$(52)	$—	$—	$1,612	$(60)	$—	$—
U.S. States and political subdivisions	435	(16)	26	(1)	524	(19)	—	—
Foreign government	13	—	—	—	38	—	—	—
Agency mortgage-backed residential	8,874	(209)	531	(14)	8,052	(196)	587	(16)
Mortgage-backed residential	768	(16)	816	(45)	813	(17)	860	(53)
Mortgage-backed commercial	79	(1)	77	—	47	(1)	149	(1)
Asset-backed	175	—	134	(1)	375	(2)	127	—
Corporate debt	565	(11)	46	(2)	744	(14)	46	(2)
Total temporarily impaired debt securities	12,979	(305)	1,630	(63)	12,205	(309)	1,769	(72)
Temporarily impaired equity securities	72	(6)	162	(40)	151	(8)	269	(46)
Total temporarily impaired available-for-sale securities	$13,051	$(311)	$1,792	$(103)	$12,356	$(317)	$2,038	$(118)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

8.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at gross carrying value was as follows.

($ in millions)	March 31, 2017	December 31, 2016
Consumer automotive (a)	$65,663	$65,793
Consumer mortgage
Mortgage Finance (b)	8,331	8,294
Mortgage — Legacy (c)	2,606	2,756
Total consumer mortgage	10,937	11,050
Total consumer	76,600	76,843
Commercial
Commercial and industrial
Automotive	34,911	35,041
Other	3,499	3,248
Commercial real estate — Automotive	3,992	3,812
Total commercial	42,402	42,101
Total finance receivables and loans (d)	$119,002	$118,944

(a)
Includes $34 million and $43 million of fair value adjustment for loans in hedge accounting relationships at March 31, 2017, and December 31, 2016, respectively. Refer to Note 19 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $26 million and $30 million at March 31, 2017, and December 31, 2016, respectively, 3% of which are expected to start principal amortization in 2017, none in 2018, 37% in 2019, 42% in 2020, and none thereafter.

(c)
Includes loans originated as interest-only mortgage loans of $653 million and $714 million at March 31, 2017, and December 31, 2016, respectively, 17% of which are expected to start principal amortization in 2017, 2% in 2018, none in 2019, none in 2020, and 1% thereafter.

(d)
Totals include net increases of $393 million and $359 million at March 31, 2017, and December 31, 2016, respectively, for unearned income, unamortized premiums and discounts, and deferred fees and costs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended March 31, 2017 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2017	$932	$91	$121	$1,144
Charge-offs (a)	(341)	(9)	—	(350)
Recoveries	90	7	—	97
Net charge-offs	(251)	(2)	—	(253)
Provision for loan losses	267	(3)	7	271
Other (b)	(7)	—	—	(7)
Allowance at March 31, 2017	$941	$86	$128	$1,155
Allowance for loan losses at March 31, 2017
Individually evaluated for impairment	$32	$33	$24	$89
Collectively evaluated for impairment	909	53	104	1,066
Finance receivables and loans at gross carrying value
Ending balance	$65,663	$10,937	$42,402	$119,002
Individually evaluated for impairment	388	249	120	757
Collectively evaluated for impairment	65,275	10,688	42,282	118,245

(a)
Represents the amount of the gross carrying value directly written-off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for more information regarding our charge-off policies.

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Three months ended March 31, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2016	$834	$114	$106	$1,054
Charge-offs (a)	(253)	(10)	—	(263)
Recoveries	80	4	—	84
Net charge-offs	(173)	(6)	—	(179)
Provision for loan losses	207	7	6	220
Other (b)	(18)	—	—	(18)
Allowance at March 31, 2016	$850	$115	$112	$1,077
Allowance for loan losses at March 31, 2016
Individually evaluated for impairment	$25	$43	$18	$86
Collectively evaluated for impairment	825	72	94	991
Finance receivables and loans at gross carrying value
Ending balance	$63,013	$10,675	$37,188	$110,876
Individually evaluated for impairment	337	261	90	688
Collectively evaluated for impairment	62,676	10,414	37,098	110,188

(a)
Represents the amount of the gross carrying value directly written-off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for more information regarding our charge-off policies.

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.
The following table presents information about significant sales of finance receivables and loans and transfers of finance receivables and loans from held-for-investment to held-for-sale.

	Three months ended March 31,
($ in millions)	2017	2016
Consumer automotive	$1,213	$2,599
Consumer mortgage	3	2
Total sales and transfers	$1,216	$2,601

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about significant purchases of finance receivables and loans.

	Three months ended March 31,
($ in millions)	2017	2016
Consumer automotive	$68	$—
Consumer mortgage	327	1,370
Total purchases of finance receivables and loans	$395	$1,370
The following table presents an analysis of our past due finance receivables and loans recorded at gross carrying value.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
March 31, 2017
Consumer automotive	$1,346	$308	$263	$1,917	$63,746	$65,663
Consumer mortgage
Mortgage Finance	30	2	7	39	8,292	8,331
Mortgage — Legacy	33	14	57	104	2,502	2,606
Total consumer mortgage	63	16	64	143	10,794	10,937
Total consumer	1,409	324	327	2,060	74,540	76,600
Commercial
Commercial and industrial
Automotive	—	—	6	6	34,905	34,911
Other	—	—	—	—	3,499	3,499
Commercial real estate — Automotive	—	—	—	—	3,992	3,992
Total commercial	—	—	6	6	42,396	42,402
Total consumer and commercial	$1,409	$324	$333	$2,066	$116,936	$119,002
December 31, 2016
Consumer automotive	$1,850	$428	$302	$2,580	$63,213	$65,793
Consumer mortgage
Mortgage Finance	39	6	4	49	8,245	8,294
Mortgage — Legacy	45	18	57	120	2,636	2,756
Total consumer mortgage	84	24	61	169	10,881	11,050
Total consumer	1,934	452	363	2,749	74,094	76,843
Commercial
Commercial and industrial
Automotive	3	—	7	10	35,031	35,041
Other	—	—	—	—	3,248	3,248
Commercial real estate — Automotive	—	—	—	—	3,812	3,812
Total commercial	3	—	7	10	42,091	42,101
Total consumer and commercial	$1,937	$452	$370	$2,759	$116,185	$118,944

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the gross carrying value of our finance receivables and loans on nonaccrual status.

($ in millions)	March 31, 2017	December 31, 2016
Consumer automotive	$573	$598
Consumer mortgage
Mortgage Finance	10	10
Mortgage — Legacy	95	89
Total consumer mortgage	105	99
Total consumer	678	697
Commercial
Commercial and industrial
Automotive	34	33
Other	81	84
Commercial real estate — Automotive	5	5
Total commercial	120	122
Total consumer and commercial finance receivables and loans	$798	$819
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
The following table presents performing and nonperforming credit quality indicators in accordance with our internal accounting policies for our consumer finance receivables and loans recorded at gross carrying value. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for additional information.

	March 31, 2017			December 31, 2016
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$65,090	$573	$65,663	$65,195	$598	$65,793
Consumer mortgage
Mortgage Finance	8,321	10	8,331	8,284	10	8,294
Mortgage — Legacy	2,511	95	2,606	2,667	89	2,756
Total consumer mortgage	10,832	105	10,937	10,951	99	11,050
Total consumer	$75,922	$678	$76,600	$76,146	$697	$76,843
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at gross carrying value.

	March 31, 2017			December 31, 2016
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial and industrial
Automotive	$32,878	$2,033	$34,911	$33,160	$1,881	$35,041
Other	2,814	685	3,499	2,597	651	3,248
Commercial real estate — Automotive	3,816	176	3,992	3,653	159	3,812
Total commercial	$39,508	$2,894	$42,402	$39,410	$2,691	$42,101

(a)
Includes loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that have a higher default risk or have already defaulted.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Impaired Loans and Troubled Debt Restructurings
Impaired Loans
Loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. For more information on our impaired finance receivables and loans, refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.
The following table presents information about our impaired finance receivables and loans.

($ in millions)	Unpaid principal balance (a)	Gross carrying value	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
March 31, 2017
Consumer automotive	$422	$388	$124	$264	$32
Consumer mortgage
Mortgage Finance	8	8	4	4	—
Mortgage — Legacy	245	241	56	185	33
Total consumer mortgage	253	249	60	189	33
Total consumer	675	637	184	453	65
Commercial
Commercial and industrial
Automotive	34	34	7	27	2
Other	98	81	19	62	21
Commercial real estate — Automotive	5	5	—	5	1
Total commercial	137	120	26	94	24
Total consumer and commercial finance receivables and loans	$812	$757	$210	$547	$89
December 31, 2016
Consumer automotive	$407	$370	$131	$239	$28
Consumer mortgage
Mortgage Finance	8	8	3	5	—
Mortgage — Legacy	243	239	56	183	34
Total consumer mortgage	251	247	59	188	34
Total consumer	658	617	190	427	62
Commercial
Commercial and industrial
Automotive	33	33	7	26	3
Other	99	84	—	84	19
Commercial real estate — Automotive	5	5	2	3	1
Total commercial	137	122	9	113	23
Total consumer and commercial finance receivables and loans	$795	$739	$199	$540	$85

(a)	Adjusted for charge-offs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents average balance and interest income for our impaired finance receivables and loans.

	2017		2016
Three months ended March 31, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$379	$5	$326	$4
Consumer mortgage
Mortgage Finance	8	—	9	—
Mortgage — Legacy	241	2	255	2
Total consumer mortgage	249	2	264	2
Total consumer	628	7	590	6
Commercial
Commercial and industrial
Automotive	33	—	23	—
Other	83	—	49	1
Commercial real estate — Automotive	5	—	6	—
Total commercial	121	—	78	1
Total consumer and commercial finance receivables and loans	$749	$7	$668	$7
Troubled Debt Restructurings
Troubled Debt Restructurings (TDRs) are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For automotive loans, we may offer several types of assistance to aid our customers, including extension of the loan maturity date and rewriting the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. Numerous initiatives are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at gross carrying value were $704 million and $663 million at March 31, 2017, and December 31, 2016, respectively. Commercial commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $3 million and $2 million at March 31, 2017, and December 31, 2016, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for additional information.
The following table presents information related to finance receivables and loans recorded at gross carrying value modified in connection with a TDR during the period.

	2017			2016
Three months ended March 31, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	6,447	$115	$99	5,622	$89	$76
Consumer mortgage
Mortgage Finance	1	—	—	1	1	1
Mortgage — Legacy	53	12	12	31	4	4
Total consumer mortgage	54	12	12	32	5	5
Total consumer	6,501	127	111	5,654	94	81
Commercial
Commercial and industrial
Automotive	—	—	—	—	—	—
Other	1	23	23	—	—	—
Commercial real estate — Automotive	—	—	—	—	—	—
Total commercial	1	23	23	—	—	—
Total consumer and commercial finance receivables and loans	6,502	$150	$134	5,654	$94	$81

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about finance receivables and loans recorded at gross carrying value that have redefaulted during the reporting period and were within 12 months or less of being modified as a TDR. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy (refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for additional information) except for commercial finance receivables and loans, where redefault is defined as 90 days past due.

	2017			2016
Three months ended March 31, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	1,989	$24	$16	1,800	$23	$12
Consumer mortgage
Mortgage Finance	1	1	—	—	—	—
Mortgage — Legacy	—	—	—	1	—	—
Total consumer finance receivables and loans	1,990	$25	$16	1,801	$23	$12
9.    Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	March 31, 2017	December 31, 2016
Vehicles	$13,240	$14,584
Accumulated depreciation	(2,779)	(3,114)
Investment in operating leases, net	$10,461	$11,470
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended March 31,
($ in millions)	2017	2016
Depreciation expense on operating lease assets (excluding remarketing gains and losses)	$386	$565
Remarketing losses (gains)	3	(55)
Net depreciation expense on operating lease assets	$389	$510
10.    Securitizations and Variable Interest Entities
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
The pretax gain on sales of financial assets into nonconsolidated consumer automotive securitization trusts was $2 million for the three months ended March 31, 2017. There was no pretax gain or loss for the three months ended March 31, 2016.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Refer to Note 11 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K for further description of our securitization activities and our involvement with VIEs.
The following table presents our involvement in consolidated and nonconsolidated VIEs in which we hold variable interests. For additional detail related to the assets and liabilities of consolidated variable interest entities refer to the Condensed Consolidated Balance Sheet.

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
March 31, 2017
On-balance sheet variable interest entities
Consumer automotive	$19,632	(b)	$8,298	(c)
Commercial automotive	14,113		5,109
Off-balance sheet variable interest entities
Consumer automotive	79	(d)	—		$3,571	$3,650	(e)
Commercial other	505	(f)	205	(g)	—	695	(h)
Total	$34,329		$13,612		$3,571	$4,345
December 31, 2016
On-balance sheet variable interest entities
Consumer automotive	$20,869	(b)	$8,557	(c)
Commercial automotive	16,278		4,764
Off-balance sheet variable interest entities
Consumer automotive	24	(d)	—		$2,899	$2,923	(e)
Commercial other	460	(f)	169	(g)	—	651	(h)
Total	$37,631		$13,490		$2,899	$3,574

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $9.2 billion and $9.6 billion of assets that are not encumbered by VIE beneficial interests held by third parties at March 31, 2017, and December 31, 2016, respectively. Ally or consolidated affiliates hold the interests in these assets, which eliminate in consolidation.

(c)
Includes $64 million and $50 million of liabilities due to consolidated affiliates at March 31, 2017, and December 31, 2016, respectively. These liabilities are not obligations to third-party beneficial interest holders. These liabilities are secured by a portion of the unencumbered assets and eliminate in consolidation.

(d)
Includes $52 million classified as held-to-maturity securities and $27 million classified as other assets at March 31, 2017. Of the total amount at March 31, 2017, $53 million represents retained notes and certificated residual interests. These assets represent our compliance with the risk retention rules under the Dodd-Frank Act, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations, which became effective on December 24, 2016. Amounts at December 31, 2016, are classified as other assets.

(e)
Maximum exposure to loss represents the current unpaid principal balance of outstanding loans, retained notes, certificated residual interests, as well as certain noncertificated interests retained from the sale of automotive finance receivables. This measure is based on the very unlikely event that all of our sold loans have defects that would trigger a representation and warranty provision and the underlying collateral supporting the loans becomes worthless. This required disclosure is not an indication of our expected loss.

(f)	Amounts are classified as other assets.

(g)	Amounts are classified as accrued expenses and other liabilities.

(h)
For certain nonconsolidated affordable housing entities, maximum exposure to loss represents the yield we guaranteed investors through long-term guarantee contracts. The amount disclosed is based on the unlikely event that the underlying properties cease generating yield to investors and the yield delivered to investors in the form of low income tax housing credits is recaptured. For nonconsolidated equity investments, maximum exposure to loss represents our outstanding investment, additional committed capital, and low income housing tax credits subject to recapture. The amount disclosed is based on the unlikely event that our committed capital is funded, our investments become worthless, and the tax credits previously delivered to us are recaptured. This required disclosure is not an indication of our expected loss.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Cash Flows with Off-balance Sheet Securitization Entities
The following table summarizes cash flows received and paid related to securitization entities and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the three months ended March 31, 2017, and 2016. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Three months ended March 31, ($ in millions)	Consumer automotive
2017
Cash proceeds from transfers completed during the period	$1,138
Servicing fees	9
Other cash flows	2
2016
Cash proceeds from transfers completed during the period	$1,025
Servicing fees	8
Other cash flows	2
Delinquencies and Net Credit Losses
The following tables represent on-balance sheet loans held-for-sale and finance receivables and loans, off-balance sheet securitizations, and whole-loan sales where we have continuing involvement. The tables present quantitative information about delinquencies and net credit losses.

	Total Amount		Amount 60 days or more past due
($ in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
On-balance sheet loans
Consumer automotive	$65,663	$65,793	$571	$730
Consumer mortgage	10,938	11,050	80	85
Commercial automotive	38,903	38,853	6	7
Commercial other	3,499	3,248	—	—
Total on-balance sheet loans	119,003	118,944	657	822
Off-balance sheet securitization entities
Consumer automotive	3,067	2,392	12	13
Total off-balance sheet securitization entities	3,067	2,392	12	13
Whole-loan sales (a)	2,787	3,164	5	6
Total	$124,857	$124,500	$674	$841

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

	Net credit losses
	Three months ended March 31,
($ in millions)	2017	2016
On-balance sheet loans
Consumer automotive	$251	$173
Consumer mortgage	2	6
Total on-balance sheet loans	253	179
Off-balance sheet securitization entities
Consumer automotive	3	2
Total off-balance sheet securitization entities	3	2
Whole-loan sales (a)	1	—
Total	$257	$181

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

11.    Servicing Activities
Automotive Finance Servicing Activities
We service consumer automotive contracts. Historically, we have sold a portion of our consumer automotive contracts. With respect to contracts we sell, we generally retain the right to service and earn a servicing fee for our servicing function. We have concluded that the fee we are paid for servicing consumer automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automotive servicing fee income of $16 million and $13 million during the three months ended March 31, 2017, and 2016, respectively.
Automotive Finance Serviced Assets
The current unpaid principal balance and any related unamortized deferred fees and costs of total serviced automotive finance loans and leases outstanding were as follows.

($ in millions)	March 31, 2017	December 31, 2016
On-balance sheet automotive finance loans and leases
Consumer automotive	$65,464	$65,646
Commercial automotive	38,903	38,853
Operating leases	10,332	11,311
Other	67	67
Off-balance sheet automotive finance loans
Securitizations	3,103	2,412
Whole-loan	2,824	3,191
Total serviced automotive finance loans and leases	$120,693	$121,480
12.    Other Assets
The components of other assets were as follows.

($ in millions)	March 31, 2017	December 31, 2016
Property and equipment at cost	$939	$901
Accumulated depreciation	(542)	(525)
Net property and equipment	397	376
Restricted cash collections for securitization trusts (a)	1,359	1,694
Net deferred tax assets	900	994
Nonmarketable equity investments (b)	833	1,046
Accrued interest and rent receivables	457	476
Goodwill (c)	240	240
Other accounts receivable	165	100
Cash reserve deposits held-for-securitization trusts (d)	164	184
Cash collateral placed with counterparties	119	167
Restricted cash and cash equivalents	111	111
Fair value of derivative contracts in receivable position (e)	80	95
Other assets	1,309	1,371
Total other assets	$6,134	$6,854

(a)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)
Includes investments in FHLB stock of $359 million and $577 million at March 31, 2017, and December 31, 2016, respectively; and Federal Reserve Bank (FRB) stock of $435 million at both March 31, 2017, and December 31, 2016.

(c)
Includes goodwill of $27 million at our Insurance operations at both March 31, 2017, and December 31, 2016; $193 million within Corporate and Other at both March 31, 2017, and December 31, 2016; and $20 million within Automotive Finance operations at both March 31, 2017, and December 31, 2016. No changes to the carrying amount of goodwill were recorded during the three months ended March 31, 2017.

(d)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

(e)	For additional information on derivative instruments and hedging activities, refer to Note 19.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

13.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	March 31, 2017	December 31, 2016
Noninterest-bearing deposits	$102	$84
Interest-bearing deposits
Savings and money market checking accounts	51,150	46,976
Certificates of deposit	33,148	31,795
Dealer deposits	86	167
Total deposit liabilities	$84,486	$79,022
At March 31, 2017, and December 31, 2016, certificates of deposit included $12.2 billion and $12.1 billion, respectively, of certificates of deposit in denominations of $100 thousand or more. At both March 31, 2017, and December 31, 2016, certificates of deposit included $3.5 billion in denominations in excess of $250 thousand federal insurance limits.
14.    Debt
Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	March 31, 2017				December 31, 2016
($ in millions)	Unsecured		Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,652		$—	$3,652	$3,622	$—	$3,622
Federal Home Loan Bank	—		1,850	1,850	—	7,875	7,875
Financial instruments sold under agreements to repurchase	—		1,620	1,620	—	1,176	1,176
Other	1,249	(b)	—	1,249	—	—	—
Total short-term borrowings	$4,901		$3,470	$8,371	$3,622	$9,051	$12,673

(a)	Refer to the section below titled Long-term Debt for further details on assets restricted as collateral for payment of the related debt.

(b)	Balance represents private unsecured committed credit facility and includes debt issuance costs of $1 million as of March 31, 2017. This debt is scheduled to mature in December 2017.
We periodically enter into term repurchase agreements, short-term borrowing agreements in which we sell financial instruments to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of March 31, 2017, the financial instruments sold under agreement to repurchase consisted of $520 million of mortgage-backed residential securities maturing within the next 30 days, $0 million within 31 to 60 days, and $626 million within 61 to 90 days. For further details refer to Note 7 and Note 22. Additionally, in December 2016, we sold asset-backed automotive financial instruments, which are our retained interests from certain on-balance sheet securitizations, subject to a repurchase agreement set to mature by July 2017 in exchange for $500 million, which was recorded as a short-term secured borrowing. As of March 31, 2017, the balance was $474 million. The asset-backed automotive financial instruments that we sold subject to the repurchase agreement are secured by finance receivables that we have securitized. Refer to Note 10 for additional information on our securitization activities.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. As of March 31, 2017, we received cash collateral totaling $1 million and we placed cash collateral totaling $5 million with counterparties under these collateral arrangements associated with our repurchase agreements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Long-term Debt
The following table presents the composition of our long-term debt portfolio.

	March 31, 2017			December 31, 2016
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$2,329	$9,048	$11,377	$4,274	$10,279	$14,553
Due after one year (a)	14,893	24,492	39,385	15,450	23,810	39,260
Fair value adjustment (b)	308	(9)	299	326	(11)	315
Total long-term debt (c)	$17,530	$33,531	$51,061	$20,050	$34,078	$54,128

(a)	Includes $2.6 billion of trust preferred securities at both March 31, 2017, and December 31, 2016.

(b)	Represents the fair value adjustment associated with the application of hedge accounting on certain of our long-term debt positions. Refer to Note 19 for additional information.

(c)	Includes advances from the FHLB of Pittsburgh of $6.1 billion at both March 31, 2017, and December 31, 2016.
The following table presents the scheduled remaining maturity of long-term debt at March 31, 2017, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2017	2018	2019	2020	2021	2022 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$1,811	$3,700	$1,681	$2,236	$638	$8,460	$308	$18,834
Original issue discount	(69)	(101)	(39)	(39)	(42)	(1,014)	—	(1,304)
Total unsecured	1,742	3,599	1,642	2,197	596	7,446	308	17,530
Secured
Long-term debt	7,575	8,534	8,080	5,175	2,558	1,618	(9)	33,531
Total long-term debt	$9,317	$12,133	$9,722	$7,372	$3,154	$9,064	$299	$51,061
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	March 31, 2017			December 31, 2016
($ in millions)	Total (a)		Ally Bank	Total (a)		Ally Bank
Investment securities (b)	$3,175		$1,978	$4,895		$4,231
Mortgage assets held-for-investment and lending receivables	10,847		10,847	10,954		10,954
Consumer automotive finance receivables (b)	26,420		4,523	27,846		5,751
Commercial automotive finance receivables	17,901		17,709	19,487		19,280
Investment in operating leases, net	1,412		314	2,040		913
Total assets restricted as collateral (c) (d)	$59,755		$35,371	$65,222		$41,129
Secured debt	$37,001	(e)	$15,120	$43,129	(e)	$22,149

(a)	Ally Bank is a component of the total column.

(b)
A portion of the restricted investment securities and consumer automotive finance receivables are restricted under repurchase agreements. Refer to the section above titled Short-term Borrowings for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $16.8 billion and $19.0 billion at March 31, 2017, and December 31, 2016, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans and investment securities. Ally Bank has access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the Federal Reserve Bank totaling $2.3 billion and $2.4 billion at March 31, 2017, and December 31, 2016, respectively. These assets were composed of consumer automotive finance receivables and loans and operating lease assets. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 12 for additional information.

(e)	Includes $3.5 billion and $9.1 billion of short-term borrowings at March 31, 2017, and December 31, 2016, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Trust Preferred Securities
At March 31, 2017, we have issued and outstanding approximately $2.6 billion in aggregate liquidation preference of 8.125% Fixed Rate / Floating Rate Trust Preferred Securities, Series 2 (Series 2 TRUPS). Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions were payable at an annual rate of 8.125% payable quarterly in arrears, through but excluding February 15, 2016. From and including February 15, 2016, to but excluding February 15, 2040, distributions will be payable at an annual rate equal to three-month London interbank offer rate plus 5.785% payable quarterly in arrears, beginning May 15, 2016. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time on or after February 15, 2016, may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case.
Funding Facilities
We utilize both committed credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Condensed Consolidated Balance Sheet.
As of March 31, 2017, Ally Bank had exclusive access to $2.4 billion of funding capacity from committed credit facilities. Funding programs supported by the Federal Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private collateralized funding vehicles.
The total capacity in our committed funding facilities is provided by banks through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At March 31, 2017, $15.6 billion of our $16.4 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of March 31, 2017, we had $3.1 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.
Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Bank funding
Secured (b)	$2,050	$3,250	$350	$350	$2,400	$3,600
Parent funding
Secured	12,123	11,550	652	1,975	12,775	13,525
Unsecured	1,250	—	—	1,250	1,250	1,250
Total committed facilities	$15,423	$14,800	$1,002	$3,575	$16,425	$18,375

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Excludes off-balance sheet credit facility amounts.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

15.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	March 31, 2017	December 31, 2016
Accounts payable	$851	$649
Reserves for insurance losses and loss adjustment expenses	175	149
Employee compensation and benefits	156	232
Fair value of derivative contracts in payable position (a)	81	95
Deferred revenue	47	56
Cash collateral received from counterparties	12	10
Other liabilities	600	546
Total accrued expenses and other liabilities	$1,922	$1,737

(a)	For additional information on derivative instruments and hedging activities, refer to Note 19.
16.    Accumulated Other Comprehensive Loss
The following table presents changes, net of tax, in each component of accumulated other comprehensive loss.

($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive loss
Balance at December 31, 2015	$(159)	$9	$8	$(89)	$(231)
2016 net change	142	5	—	(1)	146
Balance at March 31, 2016	$(17)	$14	$8	$(90)	$(85)
Balance at December 31, 2016	$(273)	$14	$8	$(90)	$(341)
2017 net change	21	—	—	(1)	20
Balance at March 31, 2017	$(252)	$14	$8	$(91)	$(321)

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 19.
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive loss.

Three months ended March 31, 2017 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$51		$(5)		$46
Less: Net realized gains reclassified to income from continuing operations	27	(a)	(2)	(b)	25
Net change	24		(3)		21
Translation adjustments
Net unrealized gains arising during the period	2		(1)		1
Net investment hedges (c)
Net unrealized losses arising during the period	(2)		1		(1)
Defined benefit pension plans
Net unrealized losses arising during the period	(1)		—		(1)
Other comprehensive income	$23		$(3)		$20

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 19.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2016 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$280		$(104)		$176
Less: Net realized gains reclassified to income from continuing operations	54	(a)	(20)	(b)	34
Net change	226		(84)		142
Translation adjustments
Net unrealized gains arising during the period	13		(5)		8
Net investment hedges (c)
Net unrealized losses arising during the period	(6)		3		(3)
Defined benefit pension plans
Net unrealized losses arising during the period	(1)		—		(1)
Other comprehensive income	$232		$(86)		$146

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 19.
17.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended March 31,
($ in millions, except per share data; shares in thousands) (a)	2017	2016
Net income from continuing operations	$213	$247
Preferred stock dividends	—	(15)
Net income from continuing operations attributable to common shareholders	213	232
Income from discontinued operations, net of tax	1	3
Net income attributable to common shareholders	$214	$235
Basic weighted-average common shares outstanding (b)	465,961	484,233
Diluted weighted-average common shares outstanding (b)	466,829	484,654
Basic earnings per common share
Net income from continuing operations	$0.46	$0.48
Income from discontinued operations, net of tax	—	0.01
Net income	$0.46	$0.49
Diluted earnings per common share
Net income from continuing operations	$0.46	$0.48
Income from discontinued operations, net of tax	—	0.01
Net income	$0.46	$0.49

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)	Includes shares related to share-based compensation that vested but were not yet issued for the three months ended March 31, 2017, and 2016, respectively.
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
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Condensed Consolidated Financial Statements or the results of operations and financial condition of Ally and Ally Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

and Ally Bank must meet specific capital guidelines that involve quantitative measures of capital, assets and certain off-balance sheet items. These measures and related classifications, which are used in the calculation of our risk-based and leverage capital ratios and those of Ally Bank, are also subject to qualitative judgments by the regulators about the components of capital, the risk-weightings of assets and other exposures, and other factors. The FRB also uses these ratios and guidelines as part of the capital planning and stress testing processes. In addition, in order for Ally to maintain its status as a FHC, Ally and its bank subsidiary, Ally Bank, must remain “well-capitalized” and “well-managed,” as defined under applicable laws. The “well-capitalized” standard for insured depository institutions, such as Ally Bank, reflects the capital requirements under U.S. Basel III.
Under U.S. Basel III, Ally must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum Total risk-based capital ratio of 8%. In addition to these minimum requirements, Ally is also subject to a Common Equity Tier 1 capital conservation buffer of more than 2.5%, subject to a phase-in period from January 1, 2016, through December 31, 2018. Failure to maintain the full amount of the buffer will result in restrictions on Ally’s ability to make capital distributions, including dividend payment and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. In addition to these new risk-based capital standards, U.S. Basel III subjects all U.S. banking organizations, including Ally, to a minimum Tier 1 leverage ratio of 4%, the denominator of which takes into account only on-balance sheet assets.
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
On March 7, 2016, Ally Bank received approval from the Federal Reserve to become a state member bank. Ally Bank is now regulated by the FRB through the Federal Reserve Bank of Chicago, as well as the Utah Department of Financial Institutions (UDFI). In addition, in connection with the application for membership in the Federal Reserve System, Ally Bank made commitments to the FRB relating to capital, liquidity, and business plan requirements. These commitments are consistent with the prior requirements under the now-terminated Capital and Liquidity Maintenance Agreement with the Federal Deposit Insurance Corporation (FDIC), including the requirement to maintain capital at a level such that Ally Bank’s Tier 1 leverage ratio is at least 15%. For this purpose, the Tier 1 leverage ratio is determined in accordance with the FRB's regulations related to capital adequacy. As a requirement of Federal Reserve membership, we held $435 million of FRB stock at March 31, 2017.
Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	March 31, 2017		December 31, 2016		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$12,923	9.40%	$12,978	9.37%	4.50%		(a)
Ally Bank	18,562	17.74	17,888	16.70	4.50		6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,245	11.09%	$15,147	10.93%	6.00%		6.00%
Ally Bank	18,562	17.74	17,888	16.70	6.00		8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$17,459	12.70%	$17,419	12.57%	8.00%		10.00%
Ally Bank	19,167	18.32	18,458	17.24	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (b)
Ally Financial Inc.	$15,245	9.51%	$15,147	9.54%	4.00%		(a)
Ally Bank	18,562	15.38	17,888	15.21	15.00	(c)	5.00%

(a)	Currently, there is no ratio component for determining whether a BHC is "well-capitalized."

(b)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(c)	Ally Bank has committed to the FRB to maintain a Tier 1 leverage ratio of at least 15%.
At March 31, 2017, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
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
As part of the 2016 Comprehensive Capital Analysis and Review (CCAR) process, we received approval for capital actions including a quarterly cash dividend of $0.08 per share of our common stock, subject to quarterly approval by the Board of Directors, and the ability to repurchase up to $700 million of our common stock from time to time through the second quarter of 2017. Our first common stock dividend was paid during the third quarter of 2016 and we paid a cash dividend of $0.08 per share on our common stock during each subsequent quarter. On April 14, 2017, the Ally Board of Directors declared a quarterly cash dividend payment of $0.08 per share on all common stock. Refer to Note 26 for further information regarding this common share dividend. Additionally, the Ally Board of Directors authorized a common stock repurchase program of up to $700 million beginning in the third quarter of 2016 and continuing through the second quarter of 2017. Under this program, we have repurchased $495 million, or 25,140,190 shares of common stock, which reduced total shares by approximately 5.2% since inception. At March 31, 2017, we had 462,193,424 shares of common stock outstanding.
Ally submitted its 2017 capital plan on April 5, 2017, with capital actions including distributions to common shareholders through share repurchases and cash dividends. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review of and non-objection to the actions that we propose each year in our annual capital plan. We expect to receive the FRB’s response (either a non-objection or objection) to the capital plan submitted by June 30, 2017.
In January 2017, the FRB finalized a rule amending the capital planning and stress testing rules, effective for the 2017 cycle. The final rule, among other things, revised the capital plan rule to no longer subject large and noncomplex firms, including Ally, to the provisions of the rule whereby the FRB may object to a capital plan on the basis of qualitative deficiencies in the firm’s capital planning process. Under the final rule, the qualitative assessment of Ally’s capital plan is conducted outside of the CCAR process, through the supervisory review process, and Ally’s reporting requirements have been modified to reduce certain reporting burdens related to capital planning and stress testing. The final rule also decreased the de minimis threshold for the amount of capital that Ally could distribute to shareholders outside of an approved capital plan without seeking prior approval of the FRB.

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
We enter into foreign-currency forwards with external counterparties as net investment hedges of foreign exchange exposure on our investments in foreign subsidiaries. Our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our accumulated other comprehensive loss. We also periodically enter into foreign-currency forwards to economically hedge our foreign-denominated debt, our centralized lending program, and foreign-denominated third-party loans. These forward currency forwards that are used as economic hedges are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
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
To mitigate the risk of counterparty default, we maintain collateral agreements with certain counterparties. The agreements generally require both parties to post collateral in the event the fair values of the derivative financial instruments meet posting thresholds established under the agreements. In the event that either party defaults on the obligation, the secured party may seize the collateral. Generally, our collateral arrangements are bilateral such that we and the counterparty post collateral for the value of our total obligation to each other. Contractual terms provide for standard and customary exchange of collateral based on changes in the market value of the outstanding derivatives. The securing party posts additional collateral when their obligation rises or removes collateral when it falls.
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. No such specified credit risk related events occurred during the first quarter of 2017 or 2016.
We placed cash collateral totaling $115 million and securities collateral totaling $59 million at March 31, 2017, and $122 million and $72 million at December 31, 2016, respectively, in accounts maintained by counterparties. This amount primarily relates to collateral posted to support our derivative positions. This amount also excludes cash and securities pledged as collateral under repurchase agreements. At March 31, 2017, and December 31, 2016, we placed cash collateral totaling $5 million and $45 million, respectively, with counterparties

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

under collateral arrangements associated with repurchase agreements. Refer to Note 14 for details on the repurchase agreements. The receivables for cash collateral placed are included in our Condensed Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $12 million and $10 million at March 31, 2017, and December 31, 2016, respectively, primarily to support these derivative positions. This amount also excludes cash and securities pledged as collateral under repurchase agreements. At March 31, 2017, we received cash collateral totaling $1 million from counterparties under collateral arrangements associated with repurchase agreements. Refer to Note 14 for details on the repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met. At March 31, 2017, and December 31, 2016, we received noncash collateral of $6 million. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	March 31, 2017			December 31, 2016
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives designated as accounting hedges
Interest rate contracts
Swaps (c) (d) (e)	$18	$17	$3,939	$19	$21	$4,731
Foreign exchange contracts
Forwards	—	1	150	1	—	171
Total derivatives designated as accounting hedges	18	18	4,089	20	21	4,902
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	—	—	43	—	—	137
Futures and forwards	—	—	25	—	—	—
Written options	—	62	13,432	—	73	14,518
Purchased options	62	—	13,407	73	—	14,517
Total interest rate risk	62	62	26,907	73	73	29,172
Foreign exchange contracts
Futures and forwards	—	1	94	1	—	92
Total foreign exchange risk	—	1	94	1	—	92
Equity contracts
Written options	—	—	—	—	1	—
Purchased options	—	—	—	1	—	—
Total equity risk	—	—	—	1	1	—
Total derivatives not designated as accounting hedges	62	63	27,001	75	74	29,264
Total derivatives	$80	$81	$31,090	$95	$95	$34,166

(a)
Derivative contracts in a receivable position are classified as other assets on the Condensed Consolidated Balance Sheet, and include accrued interest of $3 million and $7 million at March 31, 2017, and December 31, 2016, respectively.

(b)
Derivative contracts in a liability position are classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet, and include accrued interest of $0 million and $1 million at March 31, 2017, and December 31, 2016, respectively.

(c)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate unsecured debt obligations with $11 million and $8 million in a receivable position, $18 million and $14 million in a payable position, and a $2.6 billion and $1.7 billion notional amount at March 31, 2017, and December 31, 2016, respectively. The hedge notional amount of $2.6 billion at March 31, 2017, is associated with debt maturing in approximately five or more years.

(d)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate secured debt obligations (FHLB advances) with $0 million and $0 million in a receivable position, $0 million and $7 million in a payable position, and a $0 million and $240 million notional amount at March 31, 2017, and December 31, 2016, respectively.

(e)
Other fair value hedges include pay-fixed swaps on portfolios of held-for-investment automotive loan assets with $7 million and $10 million in a receivable position, $0 million and $1 million in a payable position, and a $1.4 billion and $2.8 billion notional amount at March 31, 2017, and December 31, 2016, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended March 31,
($ in millions)	2017	2016
Derivatives qualifying for hedge accounting
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Interest and fees on finance receivables and loans (a)	$2	$(28)
Interest on long-term debt (b) (c)	4	191
(Loss) gain recognized in earnings on hedged items
Interest rate contracts
Interest and fees on finance receivables and loans (d)	(4)	28
Interest on long-term debt (e) (f)	(3)	(196)
Total derivatives qualifying for hedge accounting	(1)	(5)
Derivatives not designated as accounting hedges
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Other income, net of losses	(2)	2
Total interest rate contracts	(2)	2
Foreign exchange contracts (g)
Interest on long-term debt	—	(1)
Other income, net of losses	(1)	(4)
Total foreign exchange contracts	(1)	(5)
Equity contracts
Compensation and benefits expense	—	(1)
Total equity contracts	—	(1)
Loss recognized in earnings on derivatives	$(4)	$(9)

(a)
Amounts exclude losses related to interest for qualifying accounting hedges of retail automotive loans held-for-investment, which are primarily offset by the fixed coupon payments of the loans. The losses were $1 million and $7 million for the three months ended March 31, 2017, and 2016, respectively.

(b)
Amounts exclude gains related to interest for qualifying accounting hedges of unsecured debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $5 million and $16 million for the three months ended March 31, 2017, and 2016, respectively.

(c)
Amounts exclude gains related to interest for qualifying accounting hedges of secured debt (FHLB advances), which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $0 million and $1 million for the three months ended March 31, 2017, and 2016, respectively.

(d)	Amounts exclude losses related to amortization of deferred loan basis adjustments on the de-designated hedged item of $5 million for both the three months ended March 31, 2017, and 2016.

(e)
Amounts exclude gains related to amortization of deferred debt basis adjustments on the de-designated hedged item of $20 million and $18 million for the three months ended March 31, 2017, and 2016, respectively.

(f)
Amounts exclude losses related to amortization of deferred debt basis adjustments (FHLB advances) on the de-designated hedge item of $1 million and $0 million for the three months ended March 31, 2017, and 2016, respectively.

(g)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Gains of $1 million and $4 million were recognized for the three months ended March 31, 2017, and 2016, respectively.

Losses of $2 million and $6 million were recognized in other comprehensive income for the three months ended March 31, 2017, and 2016, respectively. These amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive loss related to the revaluation of the related net investment in foreign operations, including the tax impacts of the hedge and related net investment, as disclosed separately in Note 16. There were gains of $3 million and $11 million for the three months ended March 31, 2017, and 2016, respectively.
20.    Income Taxes
We recognized total income tax expense from continuing operations of $113 million for the three months ended March 31, 2017, compared to income tax expense of $150 million for the same period in 2016. The decrease in income tax expense for the three months ended March 31, 2017, compared to the same period in 2016, was primarily driven by a decrease in pretax earnings and a tax benefit for the current quarter related to stock compensation and associated movements in our share price.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We continue to believe it is more likely than not that the benefit for capital loss carryforwards, certain foreign tax credits, and state net operating loss carryforwards will not be realized. In recognition of this risk, we continue to provide a full valuation allowance on capital loss carryforwards and a partial valuation allowance on the deferred tax assets relating to foreign tax credits and state net operating loss carryforwards.
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no transfers between any levels for the three months ended March 31, 2017.

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

We also execute over-the-counter (OTC) and centrally-cleared derivative contracts, such as interest rate swaps, a cross-currency swap, swaptions, foreign-currency denominated forward contracts, prepaid equity forward contracts, caps, floors, and agency to-be-announced securities. For OTC contracts, we utilize third-party-developed valuation models that are widely accepted in the market to value these OTC derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves, interpolated volatility assumptions, or equity pricing) are used in the model. We classified these OTC derivative contracts as Level 2 because all significant inputs into these models were market observable. For centrally-cleared

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

contracts, we utilize unadjusted prices obtained from the clearing house as the basis for valuation, and they are also classified as Level 2. We did not have any derivative instruments classified as Level 3 as of March 31, 2017, or December 31, 2016.
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

	Recurring fair value measurements
March 31, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury	$2,225	$—	$—	$2,225
U.S. States and political subdivisions	—	795	—	795
Foreign government	9	137	—	146
Agency mortgage-backed residential	—	11,862	—	11,862
Mortgage-backed residential	—	1,996	—	1,996
Mortgage-backed commercial	—	534	—	534
Asset-backed	—	1,051	—	1,051
Corporate debt	—	1,255	—	1,255
Total debt securities	2,234	17,630	—	19,864
Equity securities (a)	444	—	—	444
Total available-for-sale securities	2,678	17,630	—	20,308
Mortgage loans held-for-sale	—	—	1	1
Interests retained in financial asset sales	—	—	31	31
Derivative contracts in a receivable position (b)
Interest rate	—	80	—	80
Total derivative contracts in a receivable position	—	80	—	80
Total assets	$2,678	$17,710	$32	$20,420
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position (b)
Interest rate	$—	$(80)	$—	$(80)
Foreign currency	—	(1)	—	(1)
Total derivative contracts in a payable position	—	(81)	—	(81)
Total liabilities	$—	$(81)	$—	$(81)

(a)	Our investment in any one industry did not exceed 16%.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 19.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury	$1,620	$—	$—	$1,620
U.S. States and political subdivisions	—	782	—	782
Foreign government	11	151	—	162
Agency mortgage-backed residential	—	10,290	—	10,290
Mortgage-backed residential	—	2,097	—	2,097
Mortgage-backed commercial	—	537	—	537
Asset-backed	—	1,400	—	1,400
Corporate debt	—	1,443	—	1,443
Total debt securities	1,631	16,700	—	18,331
Equity securities (a)	595	—	—	595
Total available-for-sale securities	2,226	16,700	—	18,926
Other assets
Interests retained in financial asset sales	—	—	29	29
Derivative contracts in a receivable position (b)
Interest rate	—	92	—	92
Foreign currency	—	2	—	2
Other	1	—	—	1
Total derivative contracts in a receivable position	1	94	—	95
Total assets	$2,227	$16,794	$29	$19,050
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position (b)
Interest rate	$—	$(94)	$—	$(94)
Other	(1)	—	—	(1)
Total derivative contracts in a payable position	(1)	(94)	—	(95)
Total liabilities	$(1)	$(94)	$—	$(95)

(a)	Our investment in any one industry did not exceed 14%.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 19.

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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains						Fair value at March 31, 2017	Net unrealized gains included in earnings still held at March 31, 2017
($ in millions)	Fair value at Jan. 1, 2017	included in earnings	included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Mortgage loans held-for-sale	$—	$—	$—	$3	$(2)	$—	$—	$1	$—
Other assets
Interests retained in financial asset sales	29	—	—	—	4	—	(2)	31	—
Total assets	$29	$—	$—	$3	$2	$—	$(2)	$32	$—

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2016	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Fair value at March 31, 2016	Net unrealized gains included in earnings still held at March 31, 2016
($ in millions)		included in earnings		included in OCI
Assets
Other assets
Interests retained in financial asset sales	$40	$2	(a)	$—	$—	$4	$—	$(15)	$31	$—
Total assets	$40	$2		$—	$—	$4	$—	$(15)	$31	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

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
The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain (loss) included in earnings for the three months ended
March 31, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commercial finance receivables and loans, net (a)
Commercial and industrial
Automotive	$—	$—	$29	$29	$(3)	n/m	(b)
Other	—	—	61	61	(21)	n/m	(b)
Total commercial finance receivables and loans, net	—	—	90	90	(24)	n/m	(b)
Other assets
Repossessed and foreclosed assets (c)	—	—	15	15	(2)	n/m	(b)
Other	—	—	4	4	—	n/m	(b)
Total assets	$—	$—	$109	$109	$(26)	n/m
n/m = not meaningful

(a)	Represents the portion of the portfolio specifically impaired during 2017. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(b)
We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain (loss) included in earnings for the three months ended
March 31, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$39	$39	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Commercial and industrial
Automotive	—	—	17	17	(3)	n/m	(a)
Other	—	—	28	28	(15)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	45	45	(18)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	12	12	(3)	n/m	(a)
Other	—	—	6	6	—	n/m	(a)
Total assets	$—	$—	$102	$102	$(21)	n/m
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value Option for Financial Assets
We elected the fair value option for an insignificant amount of conforming mortgage loans held-for-sale. We elected the fair value option to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. Our intent in electing fair value measurement was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities.
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at March 31, 2017, and December 31, 2016.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
March 31, 2017
Financial assets
Held-to-maturity securities	$1,104	$—	$1,063	$—	$1,063
Finance receivables and loans, net	117,847	—	—	119,420	119,420
Nonmarketable equity investments	833	—	795	59	854
Financial liabilities
Deposit liabilities	$84,486	$—	$—	$82,715	$82,715
Short-term borrowings	8,371	—	—	8,372	8,372
Long-term debt	51,061	—	19,604	33,511	53,115
December 31, 2016
Financial assets
Held-to-maturity securities	$839	$—	$789	$—	$789
Finance receivables and loans, net	117,800	—	—	118,750	118,750
Nonmarketable equity investments	1,046	—	1,012	55	1,067
Financial liabilities
Deposit liabilities	$79,022	$—	$—	$78,469	$78,469
Short-term borrowings	12,673	—	—	12,675	12,675
Long-term debt	54,128	—	22,036	34,084	56,120
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

•
Held-to-maturity securities — Held-to-maturity securities, which consist of asset-backed retained notes and residential mortgage-backed debt securities issued by government agencies, are carried at amortized cost. For fair value disclosure purposes, held-to-maturity securities are classified as Level 2, with fair value based on observable market prices, when available.

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
The fair value of mortgage loans held-for-investment was based on a discounted cash flow basis utilizing cash flow projections from models that utilized prepayment, default, and discount rate assumptions. These valuations consider unique attributes of the loans such as geography, delinquency status, product type, and other factors.

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
In certain instances as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At March 31, 2017, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/(liabilities)	Gross amounts offset in the Condensed Consolidated Balance Sheet	Net amounts of assets/(liabilities) presented in the Condensed Consolidated Balance Sheet
				Gross amounts not offset in the Condensed Consolidated Balance Sheet
March 31, 2017 ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
Assets
Derivative assets in net asset positions	$78	$—	$78	$(5)	$(8)	$65
Derivative assets in net liability positions	2	—	2	(2)	—	—
Total assets (d)	$80	$—	$80	$(7)	$(8)	$65
Liabilities
Derivative liabilities in net liability positions	$(76)	$—	$(76)	$2	$14	$(60)
Derivative liabilities in net asset positions	(5)	—	(5)	5	—	—
Total derivative liabilities (d)	(81)	—	(81)	7	14	(60)
Securities sold under agreements to repurchase (e)	(1,146)	—	(1,146)	—	1,146	—
Total liabilities	$(1,227)	$—	$(1,227)	$7	$1,160	$(60)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. $6 million of noncash derivative collateral pledged to us was excluded at March 31, 2017. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met.

(c)
Certain agreements grant us the right to sell or pledge the noncash assets we receive as collateral. Noncash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $6 million at March 31, 2017. We have not sold or pledged any of the noncash collateral received under these agreements as of March 31, 2017.

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
23.    Segment Information
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
Automotive Finance operations — Provides U.S.-based automotive financing services to consumers and automotive dealers, and automotive and equipment financing services to companies and municipalities. Our automotive finance services include providing retail installment sales contracts, loans and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, warehouse lines to companies, fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles and equipment, and vehicle remarketing services.
Insurance operations — Offers both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide vehicle service contracts, vehicle maintenance contracts, and guaranteed asset protection products. We also underwrite select commercial insurance coverages, which primarily insure dealers' wholesale vehicle inventory.
Mortgage Finance operations — Primarily consists of the management of a held-for-investment consumer mortgage finance loan portfolio, which includes bulk purchases of high-quality jumbo and low-to-moderate income (LMI) mortgage loans originated by third parties. In late 2016, we introduced our direct mortgage offering, named Ally Home, consisting of a variety of jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment partner. Under our current arrangement, conforming mortgages are originated as held-for-sale and sold, while jumbo mortgages are originated as held-for-investment. Servicing is performed by a third party and no mortgage servicing rights are created.

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
The information presented in our reportable operating segments is based in part on internal allocations, which involve management judgment.
Financial information for our reportable operating segments is summarized as follows.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2017
Net financing revenue and other interest income	$892	$15	$34	$34	$4	$979
Other revenue	101	264	—	18	13	396
Total net revenue	993	279	34	52	17	1,375
Provision for loan losses	268	—	1	6	(4)	271
Total noninterest expense	437	239	24	21	57	778
Income (loss) from continuing operations before income tax expense	$288	$40	$9	$25	$(36)	$326
Total assets	$115,154	$7,230	$8,362	$3,438	$27,917	$162,101
2016
Net financing revenue and other interest income (loss)	$896	$14	$20	$28	$(7)	$951
Other revenue	77	254	—	6	39	376
Total net revenue	973	268	20	34	32	1,327
Provision for loan losses	209	—	3	6	2	220
Total noninterest expense	427	218	15	17	33	710
Income (loss) from continuing operations before income tax expense	$337	$50	$2	$11	$(3)	$397
Total assets	$112,289	$7,194	$7,493	$2,839	$26,690	$156,505

(a)	Net financing revenue and other interest income after the provision for loan losses totaled $708 million and $731 million for the three months ended March 31, 2017, and 2016, respectively.
24.    Parent and Guarantor Condensed Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of March 31, 2017, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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
Condensed Consolidating Statements of Comprehensive Income

Three months ended March 31, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing (loss) revenue and other interest income
Interest and fees on finance receivables and loans	$(35)	$—	$1,403	$—	$1,368
Interest and fees on finance receivables and loans — intercompany	4	—	3	(7)	—
Interest and dividends on investment securities and other earning assets	—	—	135	(1)	134
Interest on cash and cash equivalents	2	—	3	—	5
Interest-bearing cash — intercompany	—	—	1	(1)	—
Operating leases	3	—	540	—	543
Total financing (loss) revenue and other interest income	(26)	—	2,085	(9)	2,050
Interest expense
Interest on deposits	1	—	230	—	231
Interest on short-term borrowings	17	—	10	—	27
Interest on long-term debt	281	—	143	—	424
Interest on intercompany debt	4	—	4	(8)	—
Total interest expense	303	—	387	(8)	682
Net depreciation expense on operating lease assets	2	—	387	—	389
Net financing revenue	(331)	—	1,311	(1)	979
Cash dividends from subsidiaries
Nonbank subsidiaries	41	—	—	(41)	—
Other revenue
Insurance premiums and service revenue earned	—	—	241	—	241
(Loss) gain on mortgage and automotive loans, net	(2)	—	16	—	14
Loss on extinguishment of debt	—	—	(1)	—	(1)
Other gain on investments, net	—	—	27	—	27
Other income, net of losses	268	—	224	(377)	115
Total other revenue	266	—	507	(377)	396
Total net revenue	(24)	—	1,818	(419)	1,375
Provision for loan losses	107	—	164	—	271
Noninterest expense
Compensation and benefits expense	122	—	163	—	285
Insurance losses and loss adjustment expenses	—	—	88	—	88
Other operating expenses	288	—	494	(377)	405
Total noninterest expense	410	—	745	(377)	778
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(541)	—	909	(42)	326
Income tax (benefit) expense from continuing operations	(134)	—	247	—	113
Net (loss) income from continuing operations	(407)	—	662	(42)	213
Income (loss) from discontinued operations, net of tax	2	—	(1)	—	1
Undistributed income of subsidiaries
Bank subsidiary	389	389	—	(778)	—
Nonbank subsidiaries	230	—	—	(230)	—
Net income	214	389	661	(1,050)	214
Other comprehensive income, net of tax	20	5	19	(24)	20
Comprehensive income	$234	$394	$680	$(1,074)	$234

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing (loss) revenue and other interest income
Interest and fees on finance receivables and loans	$(38)	$—	$1,273	$—	$1,235
Interest and fees on finance receivables and loans — intercompany	3	—	2	(5)	—
Interest and dividends on investment securities and other earning assets	—	—	102	—	102
Interest on cash and cash equivalents	1	—	2	—	3
Interest-bearing cash — intercompany	—	—	2	(2)	—
Operating leases	5	—	764	—	769
Total financing (loss) revenue and other interest income	(29)	—	2,145	(7)	2,109
Interest expense
Interest on deposits	2	—	191	—	193
Interest on short-term borrowings	10	—	3	—	13
Interest on long-term debt	289	—	153	—	442
Interest on intercompany debt	4	—	3	(7)	—
Total interest expense	305	—	350	(7)	648
Net depreciation expense on operating lease assets	4	—	506	—	510
Net financing revenue	(338)	—	1,289	—	951
Cash dividends from subsidiaries
Nonbank subsidiaries	482	—	—	(482)	—
Other revenue
Insurance premiums and service revenue earned	—	—	230	—	230
(Loss) gain on mortgage and automotive loans, net	(3)	—	4	—	1
Loss on extinguishment of debt	(2)	—	(2)	—	(4)
Other gain on investments, net	—	—	54	—	54
Other income, net of losses	374	—	217	(496)	95
Total other revenue	369	—	503	(496)	376
Total net revenue	513	—	1,792	(978)	1,327
Provision for loan losses	60	—	160	—	220
Noninterest expense
Compensation and benefits expense	147	—	105	—	252
Insurance losses and loss adjustment expenses	—	—	73	—	73
Other operating expenses	340	—	542	(497)	385
Total noninterest expense	487	—	720	(497)	710
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(34)	—	912	(481)	397
Income tax (benefit) expense from continuing operations	(43)	—	193	—	150
Net (loss) income from continuing operations	9	—	719	(481)	247
Income (loss) from discontinued operations, net of tax	6	—	(3)	—	3
Undistributed income (loss) of subsidiaries
Bank subsidiary	270	270	—	(540)	—
Nonbank subsidiaries	(35)	—	—	35	—
Net income	250	270	716	(986)	250
Other comprehensive income, net of tax	146	84	151	(235)	146
Comprehensive income	$396	$354	$867	$(1,221)	$396

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

March 31, 2017 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$690	$—	$823	$—	$1,513
Interest-bearing	800	—	1,989	—	2,789
Interest-bearing — intercompany	—	—	641	(641)	—
Total cash and cash equivalents	1,490	—	3,453	(641)	4,302
Available-for-sale securities	6	—	20,308	(6)	20,308
Held-to-maturity securities	—	—	1,155	(51)	1,104
Loans held-for-sale, net	—	—	1	—	1
Finance receivables and loans, net
Finance receivables and loans, net	4,864	—	114,138	—	119,002
Intercompany loans to
Bank subsidiary	425	—	—	(425)	—
Nonbank subsidiaries	1,376	—	456	(1,832)	—
Allowance for loan losses	(121)	—	(1,034)	—	(1,155)
Total finance receivables and loans, net	6,544	—	113,560	(2,257)	117,847
Investment in operating leases, net	35	—	10,426	—	10,461
Intercompany receivables from
Bank subsidiary	32	—	—	(32)	—
Nonbank subsidiaries	46	—	255	(301)	—
Investment in subsidiaries
Bank subsidiary	18,405	18,405	—	(36,810)	—
Nonbank subsidiaries	9,680	—	—	(9,680)	—
Premiums receivable and other insurance assets	—	—	1,974	(30)	1,944
Other assets	4,275	—	4,764	(2,905)	6,134
Total assets	$40,513	$18,405	$155,896	$(52,713)	$162,101
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$102	$—	$102
Interest-bearing	85	—	84,299	—	84,384
Total deposit liabilities	85	—	84,401	—	84,486
Short-term borrowings	4,901	—	3,470	—	8,371
Long-term debt	20,156	—	30,905	—	51,061
Intercompany debt to
Bank subsidiary	51	—	—	(51)	—
Nonbank subsidiaries	1,097	—	1,807	(2,904)	—
Intercompany payables to
Bank subsidiary	127	—	—	(127)	—
Nonbank subsidiaries	180	—	57	(237)	—
Interest payable	231	—	151	—	382
Unearned insurance premiums and service revenue	—	—	2,514	—	2,514
Accrued expenses and other liabilities	320	—	4,506	(2,904)	1,922
Total liabilities	27,148	—	127,811	(6,223)	148,736
Total equity	13,365	18,405	28,085	(46,490)	13,365
Total liabilities and equity	$40,513	$18,405	$155,896	$(52,713)	$162,101

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2016 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$720	$—	$827	$—	$1,547
Interest-bearing	100	—	4,287	—	4,387
Interest-bearing — intercompany	—	—	401	(401)	—
Total cash and cash equivalents	820	—	5,515	(401)	5,934
Trading securities	—	—	82	(82)	—
Available-for-sale securities	—	—	19,253	(327)	18,926
Held-to-maturity securities	—	—	839	—	839
Finance receivables and loans, net
Finance receivables and loans, net	4,705	—	114,239	—	118,944
Intercompany loans to
Bank subsidiary	1,125	—	—	(1,125)	—
Nonbank subsidiaries	1,779	—	626	(2,405)	—
Allowance for loan losses	(115)	—	(1,029)	—	(1,144)
Total finance receivables and loans, net	7,494	—	113,836	(3,530)	117,800
Investment in operating leases, net	42	—	11,428	—	11,470
Intercompany receivables from
Bank subsidiary	299	—	—	(299)	—
Nonbank subsidiaries	107	—	67	(174)	—
Investment in subsidiaries
Bank subsidiary	17,727	17,727	—	(35,454)	—
Nonbank subsidiaries	10,318	—	—	(10,318)	—
Premiums receivable and other insurance assets	—	—	1,936	(31)	1,905
Other assets	4,347	—	5,085	(2,578)	6,854
Total assets	$41,154	$17,727	$158,041	$(53,194)	$163,728
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$84	$—	$84
Interest-bearing	167	—	78,771	—	78,938
Total deposit liabilities	167	—	78,855	—	79,022
Short-term borrowings	3,622	—	9,051	—	12,673
Long-term debt	21,798	—	32,330	—	54,128
Intercompany debt to
Bank subsidiary	330	—	—	(330)	—
Nonbank subsidiaries	1,027	—	2,903	(3,930)	—
Intercompany payables to
Nonbank subsidiaries	153	—	351	(504)	—
Interest payable	253	—	98	—	351
Unearned insurance premiums and service revenue	—	—	2,500	—	2,500
Accrued expenses and other liabilities	487	—	3,911	(2,661)	1,737
Total liabilities	27,837	—	129,999	(7,425)	150,411
Total equity	13,317	17,727	28,042	(45,769)	13,317
Total liabilities and equity	$41,154	$17,727	$158,041	$(53,194)	$163,728

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash (used in) provided by operating activities	$(149)	$—	$1,284	$40	$1,175
Investing activities
Purchases of available-for-sale securities	—	—	(2,833)	—	(2,833)
Proceeds from sales of available-for-sale securities	—	—	1,045	—	1,045
Proceeds from maturities and repayments of available-for-sale securities	—	—	589	—	589
Purchases of held-to-maturity securities	—	—	(215)	—	(215)
Proceeds from maturities and repayments of held-to-maturity securities	—	—	5	—	5
Net change in investment securities — intercompany	1	—	261	(262)	—
Purchases of loans held-for-investment	(15)	—	(390)	—	(405)
Proceeds from sales of finance receivables and loans originated as held-for-investment	—	—	1,164	—	1,164
Originations and repayments of loans held-for-investment and other	931	—	(1,145)	(960)	(1,174)
Net change in loans — intercompany	1,146	—	170	(1,316)	—
Purchases of operating lease assets	—	—	(893)	—	(893)
Disposals of operating lease assets	1	—	1,544	—	1,545
Capital contributions to subsidiaries	(83)	—	—	83	—
Returns of contributed capital	645	—	—	(645)	—
Net change in restricted cash	(27)	—	385	(3)	355
Net change in nonmarketable equity investments	—	—	213	—	213
Other, net	(26)	—	58	(91)	(59)
Net cash provided by (used in) investing activities	2,573	—	(42)	(3,194)	(663)
Financing activities
Net change in short-term borrowings — third party	1,278	—	(5,581)	—	(4,303)
Net (decrease) increase in deposits	(82)	—	5,533	—	5,451
Proceeds from issuance of long-term debt — third party	330	—	3,196	962	4,488
Repayments of long-term debt — third party	(2,870)	—	(4,703)	—	(7,573)
Net change in debt — intercompany	(203)	—	(1,146)	1,349	—
Repurchase of common stock	(169)	—	—	—	(169)
Dividends paid — third party	(38)	—	—	—	(38)
Dividends paid and returns of contributed capital — intercompany	—	—	(686)	686	—
Capital contributions from parent	—	—	83	(83)	—
Net cash used in financing activities	(1,754)	—	(3,304)	2,914	(2,144)
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	670	—	(2,062)	(240)	(1,632)
Cash and cash equivalents at beginning of year	820	—	5,515	(401)	5,934
Cash and cash equivalents at March 31,	$1,490	$—	$3,453	$(641)	$4,302

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash (used in) provided by operating activities	$(24)	$—	$1,708	$(482)	$1,202
Investing activities
Purchases of available-for-sale securities	—	—	(4,870)	—	(4,870)
Proceeds from sales of available-for-sale securities	—	—	4,175	—	4,175
Proceeds from maturities and repayments of available-for-sale securities	—	—	409	—	409
Purchases of held-to-maturity securities	—	—	(118)	—	(118)
Purchases of loans held-for-investment	—	—	(1,402)	—	(1,402)
Proceeds from sales of finance receivables and loans originated as held-for-investment	—	—	2,594	—	2,594
Originations and repayments of loans held-for-investment and other	(292)	—	(392)	—	(684)
Net change in loans — intercompany	683	—	(44)	(639)	—
Purchases of operating lease assets	—	—	(701)	—	(701)
Disposals of operating lease assets	2	—	1,533	—	1,535
Capital contributions to subsidiaries	(128)	—	—	128	—
Returns of contributed capital	223	—	—	(223)	—
Net change in restricted cash	—	—	48	—	48
Net change in nonmarketable equity investments	—	—	(315)	—	(315)
Other, net	(32)	—	12	—	(20)
Net cash provided by investing activities	456	—	929	(734)	651
Financing activities
Net change in short-term borrowings — third party	187	—	(2,926)	—	(2,739)
Net (decrease) increase in deposits	(10)	—	3,790	—	3,780
Proceeds from issuance of long-term debt — third party	178	—	4,066	—	4,244
Repayments of long-term debt — third party	(580)	—	(7,910)	—	(8,490)
Net change in debt — intercompany	(68)	—	(684)	752	—
Repurchase of common stock	(14)	—	—	—	(14)
Dividends paid — third party	(15)	—	—	—	(15)
Dividends paid and returns of contributed capital — intercompany	—	—	(705)	705	—
Capital contributions from parent	—	—	128	(128)	—
Net cash used in financing activities	(322)	—	(4,241)	1,329	(3,234)
Effect of exchange-rate changes on cash and cash equivalents	—	—	2	—	2
Net increase (decrease) in cash and cash equivalents	110	—	(1,602)	113	(1,379)
Cash and cash equivalents at beginning of year	1,635	—	5,595	(850)	6,380
Cash and cash equivalents at March 31,	$1,745	$—	$3,993	$(737)	$5,001
25.    Contingencies and Other Risks
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
Securities Litigation
In October 2016, a purported class action—Bucks County Employees Retirement Fund v. Ally Financial Inc. et al.—was filed in the Circuit Court for Wayne County in the State of Michigan. This matter was removed to the U.S. District Court for the Eastern District of Michigan on November 18, 2016, and is currently pending there as Case No. 2:16-CV-14104. The complaint alleges material misstatements and omissions in connection with Ally’s initial public offering in April 2014, including a failure to adequately disclose the severity of rising subprime automotive loan delinquency rates, deficient underwriting measures employed in the origination of subprime automotive loans, and aggressive tactics used with low-income borrowers. The request for relief includes an indeterminate amount of damages, fees, and costs and other remedies. In January 2017, another purported class action—National Shopmen Pension Fund v. Ally Financial Inc. et al.—was filed in the Circuit Court for Oakland County in the State of Michigan. This matter was removed to the U.S. District Court for the Eastern District of Michigan on January 30, 2017, and is currently pending there as Case No. 2:17-CV-10289. In March 2017, a third purported class action—James McIntire v. Ally Financial Inc. et al.—was filed in the Circuit Court for Wayne County in the State of Michigan. This matter was removed to the U.S. District Court for the Eastern District of Michigan on March 15, 2017, and is currently pending there as Case No. 2:17-CV-10833. The allegations and requested relief in the National Shopmen Pension Fund and James McIntire complaints are substantially similar to those included in the complaint filed by Bucks County Employees Retirement Fund. We intend to vigorously defend against each of these actions.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Other Contingencies
Ally and its subsidiaries, including Ally Bank, are or may be subject to potential liability under various other contingent exposures, including indemnification, tax, self-insurance, and other miscellaneous contingencies. We accrue for a contingent exposure when a loss becomes probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment. No assurance exists that our accruals will not need to be adjusted in the future, and actual losses may be higher or lower than any amounts accrued for those exposures, possibly to a significant degree. On the basis of information currently available, available insurance coverage, and established reserves, it is the opinion of management that the eventual outcome of our other contingent exposures will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. Refer to Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K for additional information related to our policy for establishing reserves for legal and regulatory matters.
26.    Subsequent Events
Declaration of Quarterly Dividend Payment
On April 14, 2017, the Ally Board of Directors declared a quarterly cash dividend payment of $0.08 per share on all common stock. The dividend is payable on May 15, 2017, to shareholders of record at the close of business on May 1, 2017.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Selected Financial Data
The selected historical financial information set forth below should be read in conjunction with Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations, and our Condensed Consolidated Financial Statements and the notes thereto. The historical financial information presented may not be indicative of our future performance.
The following table presents selected Condensed Consolidated Statement of Comprehensive Income and market price data.

	Three months ended March 31,
($ in millions, except per share data; shares in thousands)	2017	2016
Total financing revenue and other interest income	$2,050	$2,109
Total interest expense	682	648
Net depreciation expense on operating lease assets	389	510
Net financing revenue and other interest income	979	951
Total other revenue	396	376
Total net revenue	1,375	1,327
Provision for loan losses	271	220
Total noninterest expense	778	710
Income from continuing operations before income tax expense	326	397
Income tax expense from continuing operations	113	150
Net income from continuing operations	213	247
Income from discontinued operations, net of tax	1	3
Net income	$214	$250
Basic earnings per common share (a):
Net income from continuing operations	$0.46	$0.48
Net income	0.46	0.49
Weighted-average common shares outstanding	465,961	484,233
Diluted earnings per common share (a):
Net income from continuing operations	$0.46	$0.48
Net income	0.46	0.49
Weighted-average common shares outstanding	466,829	484,654
Market price per common share:
High closing	$23.48	$18.88
Low closing	19.13	15.33
Period-end closing	20.33	18.72
Cash dividends per common share	$0.08	$—
Period-end common shares outstanding	462,193	483,475

(a)	Includes shares related to share-based compensation that vested but were not yet issued for the three months ended March 31, 2017, and 2016, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents selected Condensed Consolidated Balance Sheet and ratio data.

	At and for the three months ended March 31,
($ in millions)	2017	2016
Selected period-end balance sheet data:
Total assets	$162,101	$156,505
Total deposit liabilities	$84,486	$70,265
Long-term debt	$51,061	$62,044
Preferred stock	$—	$696
Total equity	$13,365	$13,823
Financial ratios:
Return on average assets (a)	0.54%	0.64%
Return on average equity (a)	6.46%	7.38%
Equity to assets (a)	8.35%	8.66%
Common dividend payout ratio	17.39%	—%
Net interest spread (a) (b) (c)	2.47%	2.48%
Net yield on interest-earning assets (a) (c) (d)	2.60%	2.59%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)
Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.

(c)
Amounts for the three months ended March 31, 2016, were adjusted to include previously excluded equity investments and related income on equity investments. Refer to the section titled Statistical Table for additional information.

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

	March 31, 2017		March 31, 2016
($ in millions)	Transitional	Fully Phased-in (a)	Transitional	Fully Phased-in (a)
Common Equity Tier 1 capital ratio	9.40%	9.28%	9.47%	9.20%
Tier 1 capital ratio	11.09%	11.05%	11.57%	11.54%
Total capital ratio	12.70%	12.66%	13.00%	12.96%
Tier 1 leverage ratio (to adjusted quarterly average assets) (b)	9.51%	9.50%	9.87%	9.87%
Total equity	$13,365	$13,365	$13,823	$13,823
Preferred stock	—	—	(696)	(696)
Goodwill and certain other intangibles	(281)	(291)	(27)	(27)
Deferred tax assets arising from net operating loss and tax credit carryforwards (c)	(493)	(616)	(496)	(826)
Other adjustments	332	332	52	52
Common Equity Tier 1 capital	12,923	12,790	12,656	12,326
Preferred stock	—	—	696	696
Trust preferred securities	2,489	2,489	2,487	2,487
Deferred tax assets arising from net operating loss and tax credit carryforwards	(123)	—	(330)	—
Other adjustments	(44)	(44)	(47)	(47)
Tier 1 capital	15,245	15,235	15,462	15,462
Qualifying subordinated debt and other instruments qualifying as Tier 2	1,103	1,103	871	871
Qualifying allowance for credit losses and other adjustments	1,111	1,111	1,030	1,030
Total capital	$17,459	$17,449	$17,363	$17,363
Risk-weighted assets (d)	$137,438	$137,859	$133,586	$134,018

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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Overview
Ally Financial Inc. (together with its consolidated subsidiaries unless the context requires otherwise, Ally, the Company, or we, us, or our) is a leading digital financial services company offering diversified financial products for consumers, businesses, automotive dealers and corporate clients. Our legacy dates back to 1919, and Ally was redesigned in 2009 with a distinctive brand and relentless focus on our customers. We reconverted to a Delaware corporation in 2009 and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956 as amended and a financial holding company under the Gramm-Leach-Bliley Act of 1999 as amended. Our banking subsidiary, Ally Bank, is an award-winning online bank, and an indirect, wholly-owned subsidiary of Ally Financial Inc. Collectively, Ally Financial Inc. and its subsidiaries offer a variety of deposit and banking products including CDs, online savings, money market and checking accounts, IRA products, automotive lending products to customers and dealers, corporate finance lending, insurance products and services, a cash back credit card, mortgage lending offerings, and wealth management solutions.
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
Segment results include cost of funds associated with product offerings. For products originated at Ally Bank, the cost of funds is more beneficial than products originated at other entities as Ally Bank is a deposit gathering organization, which helps fund assets at a lower cost. Noninterest costs associated with deposit gathering activities were $65 million and $68 million during the three months ended March 31, 2017, and 2016, respectively, and are allocated to each segment based on their relative balance sheet. Ally Bank's assets and operating results are included within our Automotive Finance, Mortgage Finance, and Corporate Finance segments based on its underlying business activities.

	Three months ended March 31,
($ in millions)	2017	2016	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$993	$973	2
Insurance	279	268	4
Mortgage Finance	34	20	70
Corporate Finance	52	34	53
Corporate and Other	17	32	(47)
Total	$1,375	$1,327	4
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$288	$337	(15)
Insurance	40	50	(20)
Mortgage Finance	9	2	n/m
Corporate Finance	25	11	127
Corporate and Other	(36)	(3)	n/m
Total	$326	$397	(18)
n/m = not meaningful

•
Our Dealer Financial Services operations offer a wide range of financial services and insurance products to over 18,000 automotive dealerships and approximately 4.3 million of their customers. Dealer Financial Services consists of two separate reportable segments—Automotive Finance and Insurance operations.

Our automotive finance services include providing retail installment sales contracts, loans and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, warehouse lines to companies, fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles and equipment, and vehicle remarketing services. Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

dealers who originate loans and leases to their retail customers who are acquiring new and used vehicles. Ally and other automotive finance providers purchase these loans and leases from automotive dealers. As the marketplace evolves, our growth strategy continues to focus on diversifying the franchise by expanding into different products, responding to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers, and continuing to strengthen and expand our network of dealer relationships. In the first quarter of 2017, we built upon the platform acquired from the 2016 purchase of Blue Yield and introduced Clearlane, an online automotive lender exchange, expanding our direct-to-consumer capabilities and providing an end-to-end digital platform for consumers seeking financing and dealers looking to drive online sales.
The Growth channel was established to focus on developing dealer relationships beyond our existing relationships that primarily were developed through our role as a captive finance company historically for the General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler) brands, and was recently expanded to include our direct-to-consumer lending offering. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs. The success of the Growth channel has been a key enabler to converting our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have over 11,500 dealer relationships, of which approximately 10,500 are franchised dealers from brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda and others; RV dealers; and used vehicle only retailers, which have a national presence.
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide vehicle service contracts (VSCs), vehicle maintenance contracts (VMCs), guaranteed asset protection (GAP) products, and other ancillary products desired by consumers. We also underwrite select commercial insurance coverages, which primarily insure dealers' wholesale vehicle inventory. Ally Premier Protection is our flagship vehicle service contract offering and provides coverage for new and used vehicles of virtually all makes and models.

•
Our Mortgage Finance operations primarily consist of the management of a held-for-investment consumer mortgage finance loan portfolio, which includes bulk purchases of high-quality jumbo and low-to-moderate income (LMI) mortgage loans originated by third parties. During the three months ended March 31, 2017, we purchased $327 million of mortgage loans that were originated by third parties. In late 2016, we introduced our direct mortgage offering, named Ally Home, consisting of a variety of jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment partner. Under our current arrangement, conforming mortgages are originated as held-for-sale and sold, while jumbo mortgages are originated as held-for-investment. Servicing is performed by a third party and no mortgage servicing rights are created. In addition to our core product offerings through Ally Home, in March 2017, we broadened our product suite with the addition of the HomeReady® mortgage loan, a Fannie Mae product designed to serve creditworthy, low- to moderate-income borrowers.

•
Our Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle market companies. The Corporate Finance portfolio is almost entirely comprised of first lien, first out loans. Our primary focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, restructurings, and working capital. The portfolio is well diversified across multiple industries including retail, manufacturing, distribution, service companies, and other specialty sectors. These specialty sectors include our Technology Finance and Healthcare verticals. Our Technology Finance vertical provides financing solutions to venture-backed, technology-based companies. The Healthcare vertical provides financing across the healthcare spectrum including services, pharmaceuticals, biotechnology, manufacturing, and medical devices and supplies. In addition, during the first quarter of 2017, we hired an experienced team in the healthcare real estate space in order to continue to make strategic investments in sectors with strong competitive dynamics and attractive returns.

•
Corporate and Other primarily consists of activity related to centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes activity related to the Ally CashBack Credit Card, certain equity investments which primarily consist of Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, the management of our legacy mortgage portfolio which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments. Additionally, beginning in June 2016 with the acquisition of TradeKing Group, Inc. (TradeKing), financial information related to TradeKing is included within Corporate and Other.

In addition, we are well positioned as the marketplace continues to evolve and are working to build on our existing foundation of approximately 5.6 million consumer automotive financing and primary deposit customers, strong brand, innovative culture, and leading digital platform to expand our products and services and to create an integrated customer experience. In 2016, we launched our first ever enterprise-wide campaign themed "Do It Right." The campaign introduces a broad audience to our full suite of digital financial services and helps crystallize our culture for consumers.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by line of business.

	Three months ended March 31,
($ in millions)	2017	2016	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,050	$2,109	(3)
Total interest expense	682	648	(5)
Net depreciation expense on operating lease assets	389	510	24
Net financing revenue and other interest income	979	951	3
Other revenue
Insurance premiums and service revenue earned	241	230	5
Gain on mortgage and automotive loans, net	14	1	n/m
Loss on extinguishment of debt	(1)	(4)	75
Other gain on investments, net	27	54	(50)
Other income, net of losses	115	95	21
Total other revenue	396	376	5
Total net revenue	1,375	1,327	4
Provision for loan losses	271	220	(23)
Noninterest expense
Compensation and benefits expense	285	252	(13)
Insurance losses and loss adjustment expenses	88	73	(21)
Other operating expenses	405	385	(5)
Total noninterest expense	778	710	(10)
Income from continuing operations before income tax expense	326	397	(18)
Income tax expense from continuing operations	113	150	25
Net income from continuing operations	$213	$247	(14)
n/m = not meaningful
We earned net income from continuing operations of $213 million for the three months ended March 31, 2017, compared to $247 million for the three months ended March 31, 2016. The decrease was driven by higher noninterest expense due to higher weather-related insurance losses, as well as incremental costs related to the roll-out of new product offerings including wealth management, direct-to-consumer automotive (Clearlane), and mortgage lending. While results were unfavorably impacted by lower net operating lease revenue as a result of less favorable lease remarketing activity and runoff of our GM lease portfolio as well as higher provision expense driven by higher charge-offs in our consumer automotive portfolio, these declines were largely offset by growth in the commercial and retail automotive portfolios and our strategic shift to originate a more profitable mix of business with appropriate risk-adjusted returns. Net income from continuing operations was also favorably impacted by lower income tax expense, higher gains on the sale of automotive loans, and higher insurance premiums earned.
Net financing revenue and other interest income increased $28 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Net financing revenue and other interest income at our Automotive Finance operations was favorably impacted by higher consumer financing revenue primarily due to an increase in retail portfolio yields from the execution of our continued strategic focus on expanding risk-adjusted returns, as well as higher commercial financing revenue primarily resulting from an increase in dealer floorplan assets. The increases were offset by a decrease in operating lease revenue, net of depreciation, primarily resulting from the runoff of our GM lease portfolio as well as less favorable remarketing activity for the three months ended March 31, 2017, compared to the same period in 2016 as a result of lower used vehicle prices. Net financing revenue and other interest income at our Mortgage Finance operations was favorably impacted by increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans. Net financing revenue and other interest income at our Corporate Finance operations was favorably impacted by continued asset growth across all business segments in line with our growth strategy. Total interest expense increased 5% for the three months ended March 31, 2017, compared to the same period in 2016. While we continue to shift borrowings toward more cost-effective deposit funding and continue to reduce higher-cost unsecured debt, interest expense increased as a result of higher funding costs associated with increased LIBOR rates on secured borrowings and higher borrowing levels to support the business.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Gain on mortgage and automotive loans increased $13 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. We continued to opportunistically utilize whole-loan sales and off-balance sheet securitizations as sources of funding during the three months ended March 31, 2017.
Other gain on investments was $27 million for the three months ended March 31, 2017, compared to $54 million for the three months ended March 31, 2016. The decrease was due primarily to higher sales of investment securities in 2016 resulting from favorable market conditions that did not repeat in the current period.
Other income increased $20 million for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to contributions from operations of TradeKing included in our results subsequent to acquisition in the second quarter of 2016, and an equity investment gain at our Corporate Finance operations.
The provision for loan losses was $271 million for the three months ended March 31, 2017, compared to $220 million for the three months ended March 31, 2016. The increase in provision for loan losses was primarily due to higher net charge-offs in our consumer automotive portfolio as a result of our strategy to originate a more profitable mix of business by focusing on risk-adjusted returns. This was partially offset by lower portfolio growth in our Mortgage Finance portfolio, and lower net charge-offs in our Mortgage Legacy portfolio. Refer to the Risk Management section of this MD&A for further discussion.
Noninterest expense was $778 million for the three months ended March 31, 2017, compared to $710 million for the same period in 2016. The increase was primarily due to an increase in insurance losses and loss adjustment expenses of $15 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase was primarily due to severe hailstorms, particularly in late March, which drove higher weather-related insurance losses. Also contributing to the increase to noninterest expense was the addition and integration of TradeKing and Clearlane, as well as the growth of our direct-to-consumer mortgage offering as we continue to enhance our digital wealth management franchise, expand our product suite, and grow digital platforms for consumers and dealers.
We recognized total income tax expense from continuing operations of $113 million for the three months ended March 31, 2017, compared to $150 million for the three months ended March 31, 2016. The decrease in income tax expense for the three months ended March 31, 2017, compared to the same period in 2016, was primarily driven by a decrease in pretax earnings and a tax benefit for the current quarter related to stock compensation and associated movements in our share price.

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

	Three months ended March 31,
($ in millions)	2017	2016	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$924	$866	7
Commercial	304	252	21
Operating leases	543	769	(29)
Other interest income	2	3	(33)
Total financing revenue and other interest income	1,773	1,890	(6)
Interest expense	492	484	(2)
Net depreciation expense on operating lease assets	389	510	24
Net financing revenue and other interest income	892	896	—
Other revenue
Gain on automotive loans, net	24	5	n/m
Other income	77	72	7
Total other revenue	101	77	31
Total net revenue	993	973	2
Provision for loan losses	268	209	(28)
Noninterest expense
Compensation and benefits expense	129	126	(2)
Other operating expenses	308	301	(2)
Total noninterest expense	437	427	(2)
Income from continuing operations before income tax expense	$288	$337	(15)
Total assets	$115,154	$112,289	3
n/m = not meaningful
Components of net operating lease revenue, included in amounts above, were as follows.

	Three months ended March 31,
($ in millions)	2017	2016	Favorable/(unfavorable) % change
Net operating lease revenue
Operating lease revenue	$543	$769	(29)
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains and losses)	386	565	32
Remarketing losses (gains)	3	(55)	(105)
Net depreciation expense on operating lease assets	389	510	24
Total net operating lease revenue	$154	$259	(41)
Investment in operating leases, net	$10,461	$14,958	(30)
Our Automotive Finance operations earned income from continuing operations before income tax expense of $288 million for the three months ended March 31, 2017, compared to $337 million for the three months ended March 31, 2016. Results for the three months ended

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

March 31, 2017, were unfavorably impacted by a decrease in net operating lease revenue primarily resulting from the runoff of our GM lease portfolio as well as less favorable remarketing activity for the three months ended March 31, 2017, compared to the same period in 2016 as a result of lower used vehicle prices. The decrease was also due to an increase in provision for loan losses primarily resulting from higher net charge-offs driven by the changing composition of our portfolio to a more profitable mix of business consistent with our underwriting strategy. The decrease for the three months ended March 31, 2017, was partially offset by higher consumer financing revenue primarily due to an increase in retail portfolio yields from the execution of our continued strategic focus on expanding risk-adjusted returns, as well as higher commercial financing revenue primarily resulting from an increase in dealer floorplan assets.
Consumer financing revenue increased $58 million for the three months ended March 31, 2017, compared to the same period in 2016. The increase was primarily due to higher average retail asset levels and improved portfolio yields as a result of the execution of our continued strategic focus on expanding risk-adjusted returns.
Commercial financing revenue increased $52 million for the three months ended March 31, 2017, compared to the same period in 2016. The increase was primarily due to an increase in floorplan assets resulting from growing dealer vehicle inventories and higher average vehicle prices. The increase was also due to higher benchmark rates and an increase in non-floorplan dealer loan balances.
We recognized gains from the sale of automotive loans of $24 million for the three months ended March 31, 2017, compared to $5 million for the same period in 2016 as we continued to opportunistically utilize whole-loan sales and off-balance sheet securitizations as sources of funding during the three months ended March 31, 2017. A portion of these gains recognized for both periods was partially offset within Corporate and Other as a result of our FTP methodology.
Total net operating lease revenue decreased 41% for the three months ended March 31, 2017, compared to the same period in 2016. The decrease in net operating lease revenue was due to the runoff of our GM lease portfolio as well as less favorable remarketing activity in 2017 compared to the same period in 2016 as a result of lower used vehicle prices. We recognized remarketing losses of $3 million for the three months ended March 31, 2017, compared to gains of $55 million for the same period in 2016.
The provision for loan losses was $268 million for the three months ended March 31, 2017, compared to $209 million for the same period in 2016. The increase in provision for loan losses was primarily due to higher net charge-offs in our consumer automotive portfolio as a result of our strategy to originate a more profitable mix of business. Refer to the Risk Management section of this MD&A for further discussion.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing
During the three months ended March 31, 2017, the average buy rate for retail originations increased 32 basis points relative to the three months ended March 31, 2016. We set our buy rates using a granular, risk-based methodology factoring in several variables such as interest costs, projected net average annualized loss rates (NAALR) at the time of origination, anticipated operating costs, and targeted return on equity. The increase in our average buy rate was primarily the result of an increase to interest rates and our strategy to increase our targeted return on equity and more focused deployment of shareholder capital. While we have seen an increase in provision expense and charge-offs in our consumer automotive loan portfolio over the past year in part due to deteriorating credit performance in our lower credit tiers, this increase was also a result of a deliberate shift in origination mix designed to achieve a higher risk-adjusted return. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $9.0 billion, or approximately 13.7% of our total consumer automotive loans at March 31, 2017, as compared to $9.1 billion, or approximately 13.8% of our total consumer automotive loans at December 31, 2016.
The following tables present retail loan originations by credit tier.

Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended March 31, 2017
S	$2.6	33	762
A	3.3	42	666
B	1.7	22	641
C	0.3	3	608
Total retail originations	$7.9	100	689
Three months ended March 31, 2016
S	$2.5	30	758
A	3.6	44	667
B	1.6	20	640
C	0.5	6	604
Total retail originations	$8.2	100	684

(a)
Represents Ally's internal credit score, incorporating numerous borrower and structure attributes including: FICO® Score; severity and aging of delinquency; number of credit inquiries; loan-to-value ratio; and payment-to-income ratio. We originated an insignificant amount of retail loans classified as Tier D and Tier E during the three months ended March 31, 2017, and March 31, 2016, respectively.

Retail originations in Tier S represented 33% of originations during the three months ended March 31, 2017, compared to 30% during the three months ended March 31, 2016, while Tier C declined to 3% from 6% during the same period. Our overall origination mix continues to be in line with our strategy to optimize risk-adjusted returns.
The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

Three months ended March 31,	2017	2016
0–71	20%	19%
72–75	67	68
76 +	13	13
Total retail originations (a)	100%	100%

(a)	Excludes RV loans.
As we continue the execution of our targeted underwriting strategy to originate consumer automotive assets across a broad risk spectrum, retail originations with a term of 76 months or more represented 13% of total retail originations for both the three months ended March 31, 2017, and 2016. Substantially all of the loans originated with a term of 76 months or more during the three months ended March 31, 2017, and 2016, were considered to be prime and in credit tiers S, A, or B. We define prime retail automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total outstanding retail loans by origination year.

Three months ended March 31,	2017	2016
Pre-2013	3%	10%
2013	6	12
2014	12	21
2015	27	44
2016	40	13
2017	12	—
Total	100%	100%
The 2017, 2016, and 2015 vintages comprise 79% of the overall retail portfolio for the three months ended March 31, 2017, and have higher average buy rates and expected losses than older vintages. The increases in average buy rate and expected loss were due to the execution of our targeted underwriting strategy to originate consumer automotive assets across a broad risk spectrum, and our continued strategic focus on expanding risk-adjusted returns.
The following tables present the total retail loan and lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2017	2016	2017	2016
New retail standard	$3,693	$4,040	42	45
Used retail	4,211	4,092	48	45
Lease	924	833	10	9
New retail subvented	37	76	—	1
Total consumer automotive financing originations (a)	$8,865	$9,041	100	100

(a)
Includes Commercial Services Group (CSG) originations of $989 million and $835 million for the three months ended March 31, 2017, and 2016, respectively, and RV originations of $130 million and $128 million for the three months ended March 31, 2017, and 2016, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2017	2016	2017	2016
Growth (a)	$3,502	$3,367	40	37
GM	2,867	3,329	32	37
Chrysler	2,496	2,345	28	26
Total consumer automotive financing originations	$8,865	$9,041	100	100

(a)	Includes Carvana purchased originations of $68 million for the three months ended March 31, 2017.
During the three months ended March 31, 2017, total consumer originations decreased $176 million compared to the same period in 2016. The decrease was due to lower volume from the GM channel and our continued strategic focus on profitable originations over volume levels. The decrease in GM volume during the three months ended March 31, 2017, was partially offset by higher volume in the Growth and Chrysler channels.
We have included origination metrics by loan term and FICO® Score. However, the proprietary way we evaluate risk is based on multiple inputs as described in the section titled Automotive Financing Volume — Acquisition and Underwriting within the MD&A included in our 2016 Annual Report on Form 10-K.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total retail loan and lease originations, in dollars, by FICO® Score.

Three months ended March 31,	2017	2016
740 +	25%	22%
739–660	35	36
659–620	24	25
619–540	9	11
< 540	1	1
Unscored (a)	6	5
Total consumer automotive financing originations	100%	100%

(a)	Unscored are primarily CSG contracts with entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 10% and 12% of total consumer originations for the three months ended March 31, 2017, and 2016, respectively. Consumer loans and leases with FICO® Scores of less than 540 continued to comprise only 1% of total originations for the three months ended March 31, 2017. Nonprime applications that are not automatically declined by our proprietary credit-scoring models for risk reasons are manually reviewed and decisioned by an experienced underwriting team. The nonprime portfolio is subject to more stringent underwriting criteria for certain loan attributes (e.g., payment-to-income, mileage, and maximum amount financed) and generally does not include any loans with a term of 76 months or more. For discussion of our credit risk management practices and performance, refer to the section titled Risk Management.
For discussion of manufacturer marketing incentives, refer to our Annual Report on Form 10-K for the year ended December 31, 2016, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Automotive Finance Operations.
Commercial Wholesale Financing Volume
The following table summarizes the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles.

	Average balance
Three months ended March 31, ($ in millions)	2017	2016
GM new vehicles	$17,455	$14,290
Chrysler new vehicles	9,283	9,217
Growth new vehicles	4,536	4,108
Used vehicles	4,180	3,870
Total commercial wholesale finance receivables	$35,454	$31,485
Commercial wholesale financing average volume increased $4.0 billion during the three months ended March 31, 2017, compared to the same period in 2016, primarily due to higher dealer inventory levels and an increase in trucks and sport utility vehicles, which have higher average prices than cars. Dealer inventory levels are dependent on a number of factors including manufacturer production schedules and vehicle mix, sales incentives, and industry sales—all of which can influence future wholesale balances.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term loans and automotive fleet financing. Automotive dealer term loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate and/or other dealership assets, and are typically personally guaranteed by the individual owners of the dealership. Automotive dealer loans, inclusive of our commercial lease portfolio, increased $0.5 billion to an average of $5.6 billion for the three months ended March 31, 2017, compared to an average of $5.1 billion for the three months ended March 31, 2016. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. In 2016, we began offering collateralized financing to mid-market companies, corporations, and municipalities for the acquisition of transportation assets including tractors and trailers, among other things.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended March 31,
($ in millions)	2017	2016	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$241	$230	5
Investment income, net (a)	35	34	3
Other income	3	4	(25)
Total insurance premiums and other income	279	268	4
Expense
Insurance losses and loss adjustment expenses	88	73	(21)
Acquisition and underwriting expense
Compensation and benefits expense	19	18	(6)
Insurance commissions expense	99	94	(5)
Other expenses	33	33	—
Total acquisition and underwriting expense	151	145	(4)
Total expense	239	218	(10)
Income from continuing operations before income tax expense	$40	$50	(20)
Total assets	$7,230	$7,194	1
Insurance premiums and service revenue written	$240	$222	8
Combined ratio (b)	98.1%	94.0%

(a)
Includes realized gains on investments of $21 million and $22 million for the three months ended March 31, 2017, and 2016, respectively; and interest expense of $11 million and $12 million for the three months ended March 31, 2017, and 2016, respectively.

(b)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other fee income.

Our Insurance operations earned income from continuing operations before income tax expense of $40 million for the three months ended March 31, 2017, compared to $50 million for the three months ended March 31, 2016. The decrease for the three months ended March 31, 2017, was primarily due to higher weather-related losses driven by severe hailstorms.
Insurance premiums and service revenue earned was $241 million for the three months ended March 31, 2017, compared to $230 million for the three months ended March 31, 2016. The increase for the three months ended March 31, 2017, was primarily due to vehicle inventory insurance rate increases and higher dealer floorplan balances.
Insurance losses and loss adjustment expenses totaled $88 million for the three months ended March 31, 2017, compared to $73 million for the same period in 2016. The increase was due to higher weather-related losses driven by severe hailstorms, particularly in late March. The same higher weather-related losses drove the increase in the combined ratio to 98.1% for the three months ended March 31, 2017, compared to 94.0% for the three months ended March 31, 2016. During the three months ended March 31, 2017, weather losses increased $16 million compared to the prior year and represented the worst performing first quarter for weather losses in over 20 years. Effective in April 2017, we entered into a one-year reinsurance agreement to reduce volatility associated with weather-related losses on vehicle inventory insurance. Management believes that despite the costs associated with such reinsurance coverage, anticipated pricing actions to raise premiums in states most severely impacted by weather losses combined with the purchase of reinsurance should reduce volatility in our results and contribute to profitability.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows premium and service revenue written by insurance product.

	Three months ended March 31,
($ in millions)	2017	2016
Vehicle service contracts
New retail	$103	$96
Used retail	113	109
Reinsurance (a)	(49)	(41)
Total vehicle service contracts (b)	167	164
Vehicle inventory insurance	52	41
Other finance and insurance (c)	21	17
Total	$240	$222

(a)	Reinsurance represents the transfer of premiums and risk from an Ally insurance company to a third-party insurance company.

(b)	VSC revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern.

(c)	Other finance and insurance includes GAP coverage, excess wear and tear, and other ancillary products.
Insurance premiums and service revenue written was $240 million for the three months ended March 31, 2017, compared to $222 million in 2016. The increase was primarily due to vehicle inventory insurance rate increases and higher dealer floorplan balances, partially offset by an increase in dealer reinsurance participation.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	March 31, 2017	December 31, 2016
Cash
Noninterest-bearing cash	$227	$273
Interest-bearing cash	970	612
Total cash	1,197	885
Available-for-sale securities
Debt securities
U.S. Treasury	374	299
U.S. States and political subdivisions	762	744
Foreign government	146	162
Agency mortgage-backed residential	622	633
Mortgage-backed residential	209	227
Mortgage-backed commercial	39	39
Asset-backed	—	6
Corporate debt	1,255	1,443
Total debt securities	3,407	3,553
Equity securities	444	595
Total available-for-sale securities	3,851	4,148
Total cash and securities	$5,048	$5,033

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended March 31,
($ in millions)	2017	2016	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$71	$57	25
Interest expense	37	37	—
Net financing revenue and other interest income	34	20	70
Provision for loan losses	1	3	67
Noninterest expense
Compensation and benefits expense	5	3	(67)
Other operating expenses	19	12	(58)
Total noninterest expense	24	15	(60)
Income from continuing operations before income tax expense	$9	$2	n/m
Total assets	$8,362	$7,493	12
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $9 million for the three months ended March 31, 2017, compared to $2 million for the three months ended March 31, 2016. The increase was primarily due to an increase in net financing revenue and other interest income driven by increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans. In addition, the provision for loan losses was favorable due to lower portfolio growth. The increase in income from continuing operations before income tax expense was partially offset by higher noninterest expense to support our bulk acquisition strategy and the launch of direct mortgage originations.
Net financing revenue and other interest income was $34 million for the three months ended March 31, 2017, compared to $20 million for the three months ended March 31, 2016. The increase in net financing revenue and other interest income was primarily due to increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans. During the three months ended March 31, 2017, we purchased $327 million of mortgage loans that were originated by third parties compared to purchases of $1.4 billion in 2016.
The provision for loan losses decreased $2 million for the three months ended March 31, 2017, compared to the same period in 2016. The decrease was primarily due to lower portfolio growth compared to the same period in 2016.
Total noninterest expense was $24 million for the three months ended March 31, 2017, compared to $15 million for the three months ended March 31, 2016. The increase was primarily due to higher noninterest expense to support our bulk acquisition strategy and the launch of direct mortgage originations.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the net unpaid principal balance (UPB), net UPB as a percentage of total, weighted average coupon (WAC), premium net of discounts, loan-to-value (LTV), and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
March 31, 2017
Adjustable-rate	$2,489	31	3.34%	$41	57.22%	771
Fixed-rate	5,669	69	4.01	132	59.89	770
Total	$8,158	100	3.81	$173	59.08	770
December 31, 2016
Adjustable-rate	$2,488	31	3.34%	$42	57.94%	773
Fixed-rate	5,633	69	4.02	131	60.47	772
Total	$8,121	100	3.81	$173	59.69	772

(a)	Represents UPB net of charge-offs.

(b)	Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.

(c)	Updated to reflect changes in credit score since loan origination.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended March 31,
($ in millions)	2017	2016	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$54	$44	23
Interest expense	20	16	(25)
Net financing revenue and other interest income	34	28	21
Total other revenue	18	6	n/m
Total net revenue	52	34	53
Provision for loan losses	6	6	—
Noninterest expense
Compensation and benefits expense	14	10	(40)
Other operating expenses	7	7	—
Total noninterest expense	21	17	(24)
Income from continuing operations before income tax expense	$25	$11	127
Total assets	$3,438	$2,839	21
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $25 million for the three months ended March 31, 2017, compared to $11 million for the three months ended March 31, 2016. The increase was a result of higher net financing revenue and other interest income due primarily to asset growth, and higher other revenue due to a gain on an equity investment. The increase was partially offset by higher compensation and benefits expense to support the growth of the business.
Net financing revenue and other interest income was $34 million for the three months ended March 31, 2017, compared to $28 million for the three months ended March 31, 2016. The increase was primarily due to asset growth across all business segments in line with our growth strategy, which resulted in a 23% increase in the gross carrying value of finance receivables and loans as of March 31, 2017, compared to March 31, 2016.
Other revenue was $18 million for the three months ended March 31, 2017, compared to $6 million for the three months ended March 31, 2016. The increase was primarily driven by an $11 million gain on the sale of an equity investment during the first quarter of 2017.
Total noninterest expense was $21 million for the three months ended March 31, 2017, compared to $17 million for the three months ended March 31, 2016. The increase was due to higher compensation and benefit expenses to support the growth of the business.
Credit Portfolio
The following table presents the gross carrying value of finance receivables and loans outstanding, and unfunded commitments to lend of our Corporate Finance operations.

($ in millions)	March 31, 2017	December 31, 2016
Finance receivables and loans	$3,432	$3,180
Unfunded lending commitments (a)	$1,485	$1,483

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

	March 31, 2017	December 31, 2016
Industry
Services	28.4%	27.4%
Automotive and transportation	11.7	13.5
Health services	11.1	12.0
Machinery, equipment, and electronics	9.0	6.6
Wholesale	8.7	8.9
Other manufactured products	8.1	8.8
Chemicals and metals	5.7	5.8
Retail trade	4.7	5.1
Food and beverages	4.0	4.2
Paper, printing, and publishing	3.0	3.2
Other	5.6	4.5
Total finance receivables and loans	100.0%	100.0%

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate and Other
The following table summarizes the activities of Corporate and Other. Corporate and Other primarily consists of activity related to centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, the activity related to TradeKing since acquisition, and reclassifications and eliminations between the reportable operating segments.

	Three months ended March 31,
($ in millions)	2017	2016	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$126	$92	37
Interest expense
Original issue discount amortization	21	18	(17)
Other interest expense	101	81	(25)
Total interest expense	122	99	(23)
Net financing revenue and other interest income (a)	4	(7)	157
Other revenue
Loss on mortgage and automotive loans, net	(10)	(4)	(150)
Loss on extinguishment of debt	(1)	(4)	75
Other gain on investments, net	6	32	(81)
Other income, net of losses	18	15	20
Total other revenue	13	39	(67)
Total net revenue	17	32	(47)
Provision for loan losses	(4)	2	n/m
Total noninterest expense (b)	57	33	(73)
Loss from continuing operations before income tax expense	$(36)	$(3)	n/m
Total assets	$27,917	$26,690	5
n/m = not meaningful

(a)	Refer to the table that follows for further details on the components of net financing revenue and other interest income.

(b)
Includes a reduction of $212 million and $202 million, for the three months ended March 31, 2017, and 2016, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

The following table summarizes the components of net financing revenue and other interest income for Corporate and Other.

	Three months ended March 31,
($ in millions)	2017	2016
Original issue discount amortization (a)	$(21)	$(18)
Net impact of the funds-transfer pricing methodology	15	3
Other (including legacy mortgage net financing revenue and other interest income)	10	8
Net financing revenue and other interest income for Corporate and Other	$4	$(7)

(a)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining amortization of the original issue discount at March 31, 2017.

Year ended December 31, ($ in millions)	2017	2018	2019	2020	2021	2022 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$1,235	$1,134	$1,095	$1,056	$1,014	$—
Total amortization (b)	69	101	39	39	42	1,014	$1,304

(a)	The maximum annual scheduled amortization for any individual year is $153 million in 2030.

(b)	The amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Comprehensive Income.
Loss from continuing operations before income tax expense for Corporate and Other was $36 million for the three months ended March 31, 2017, compared to $3 million for the three months ended March 31, 2016. The increase in loss for the three months ended March 31, 2017, was primarily due to an increase in interest expense driven by increased interest on deposits resulting from deposit growth and increased LIBOR rates on secured borrowings, partially offset by a decrease in unsecured debt as maturities have been refinanced with lower cost funding. Additionally, the increase in loss was driven by lower gains on sales of investment securities. The increase in loss was partially offset by an increase in financing revenue and other interest income driven by increased interest and dividends on investment securities and other earning assets and a decrease in the provision for loan losses resulting from lower net charge-offs as the legacy mortgage portfolio continues to runoff.
Financing revenue and other interest income was $126 million for the three months ended March 31, 2017, compared to $92 million for the three months ended March 31, 2016. The increase was primarily driven by increased interest and dividends on investment securities and other earning assets compared to the same periods in 2016.
Interest expense was $122 million for the three months ended March 31, 2017, compared to $99 million for the three months ended March 31, 2016. The increase was primarily driven by increased interest on deposits resulting from deposit growth and increased LIBOR rates on borrowings. The increase was partially offset by a decrease in borrowings including higher-cost unsecured debt as maturities are refinanced with lower cost funding.
Other gain on investments was $6 million for the three months ended March 31, 2017, compared to $32 million for the three months ended March 31, 2016. The decrease was due primarily to higher sales of investment securities in 2016 resulting from favorable market conditions that did not repeat in the current period.
The provision for loan losses decreased $6 million for the three months ended March 31, 2017, compared to the same period in 2016, as a result of lower net charge-offs as the legacy mortgage portfolio continues to runoff.
Noninterest expense was $57 million for the three months ended March 31, 2017, compared to $33 million for the three months ended March 31, 2016. The increase was primarily due to increased expenses from the TradeKing integration and operations included in our results subsequent to acquisition in the second quarter of 2016.
Total assets were $27.9 billion as of March 31, 2017, compared to $26.7 billion as of March 31, 2016. The increase was primarily the result of growth of our available-for-sale and held-to-maturity securities portfolios as well as the June 1, 2016, acquisition of TradeKing, which had total assets of $285 million as of March 31, 2017. The increase was partially offset by the continued runoff of our legacy mortgage portfolio. At March 31, 2017, the gross carrying value of the legacy mortgage portfolio was $2.6 billion, compared to $3.2 billion at March 31, 2016.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	March 31, 2017	December 31, 2016
Cash
Noninterest-bearing cash	$1,261	$1,249
Interest-bearing cash	1,814	3,770
Total cash	3,075	5,019
Available-for-sale securities
Debt securities
U.S. Treasury	1,851	1,321
U.S. States and political subdivisions	33	38
Agency mortgage-backed residential	11,240	9,657
Mortgage-backed residential	1,787	1,870
Mortgage-backed commercial	495	498
Asset-backed	1,051	1,394
Total available-for-sale securities	16,457	14,778
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,011	789
Asset-backed retained notes	52	—
Total held-to-maturity securities	1,063	789
Total cash and securities	$20,595	$20,586
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

	1st Quarter 2017	4th Quarter 2016	3rd Quarter 2016
Trading days (a)	62	62.5	64
Average customer trades per day (in thousands)	19	18	17
Funded accounts (b) (in thousands)	251	244	240
Total net customer assets ($ in millions)	$4,987	$4,771	$4,678
Total customer cash balances ($ in millions)	$1,232	$1,253	$1,177

(a)	Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.

(b)	Represents open and funded brokerage accounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Risk Management
Managing the risk/reward trade-off is a fundamental component of operating our businesses. Our risk management program is overseen by the Ally Board of Directors (the Board), various risk committees, the executive leadership team, and our associates. The Risk and Compliance Committee of the Board (RCC), together with the Board, sets the risk appetite across our company while the risk committees, executive leadership team, and our associates identify and monitor current and emerging risks and ensure those risks are managed to be within our risk appetite. Ally's primary types of risk include credit, lease residual, market, operational, insurance/underwriting, business/strategic, reputation, and liquidity. For more information on our risk management process, refer to the Risk Management MD&A section of our 2016 Annual Report on Form 10-K.
Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	March 31, 2017	December 31, 2016
Finance receivables and loans
Automotive Finance	$104,566	$104,646
Mortgage Finance	8,331	8,294
Corporate Finance	3,432	3,180
Corporate and Other (a)	2,673	2,824
Total finance receivables and loans	119,002	118,944
Loans held-for-sale
Mortgage Finance (b)	1	—
Total on-balance sheet loans	119,003	118,944
Off-balance sheet securitized loans
Automotive Finance (c)	3,067	2,392
Whole-loan sales
Automotive Finance (c)	2,787	3,164
Operating lease assets
Automotive Finance	10,461	11,470
Total loan and lease exposure	$135,318	$135,970
Serviced loans and leases
Automotive Finance	$120,693	$121,480
Mortgage Finance	8,332	8,294
Corporate Finance	3,231	2,991
Corporate and Other	2,606	2,757
Total serviced loans and leases	$134,862	$135,522

(a)	Includes $2.6 billion and $2.8 billion of consumer mortgage loans in our Mortgage — Legacy portfolio at March 31, 2017, and December 31, 2016, respectively.

(b)	Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.

(c)	Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.
The risks inherent in our loan and lease exposures are largely driven by changes in the overall economy, used vehicle and housing price levels, unemployment levels, and their impact to our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain the majority of our automotive loans as they complement our core business model, but we do sell loans from time to time on an opportunistic basis. We ultimately manage the associated risks based on the underlying economics of the exposure. Our lease residual risk, which may be more volatile than credit risk in stressed macroeconomic scenarios, has declined with the decrease in the lease portfolio.
Since the end of 2014, we have experienced growth in our consumer retail automotive loan portfolio and a significant reduction in lease assets. This shift in our portfolio mix has contributed to an increase in provision expense for loan losses. Consumer lease residuals are not included in the allowance for loan losses as changes in the expected residual values on consumer leases are included in depreciation expense over the remaining life of the lease. Our risk to future fluctuations in used vehicle values is diminishing as our lease assets have declined materially and will continue to decline as the number of lease terminations continues to outpace lease originations. All leases are exposed to potential reductions in used vehicle values, while only those loans where we take possession of the vehicle are affected by potential reductions in used vehicle values. Operating lease assets, net of accumulated depreciation decreased $1.0 billion to $10.5 billion at March 31, 2017, from $11.5 billion at December 31, 2016.

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
To mitigate risk, we have implemented specific policies and practices across all lines of business, utilizing both qualitative and quantitative analyses. This reflects our commitment to maintain an independent and ongoing assessment of credit risk and credit quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan and lease portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, segments of the portfolios that are potential problem areas, loans and leases with potential credit weaknesses, and the assessment of the adequacy of internal credit risk policies and procedures to ensure and monitor compliance with relevant laws and regulations. Our consumer and commercial loan and lease portfolios are subject to regular stress tests that are based on plausible, but unexpected, economic scenarios to ensure that we can withstand a severe economic downturn. In addition, we establish and maintain underwriting policies and guardrails across our portfolios and higher risk segments (e.g., nonprime) based on our risk appetite.
Another important aspect to managing credit risk involves the need to carefully monitor and manage the performance and pricing of our loan products to ensure that we generate appropriate risk-adjusted returns and are adequately compensated for the risk we are taking. When considering pricing, various granular risk-based factors are considered such as expected loss rates, loss volatility, anticipated operating costs, and targeted returns on equity. We carefully monitor credit losses and trends in credit losses in conjunction with pricing at contract inception. While we have seen an increase in provision expense and charge-offs in our consumer automotive loan portfolio over the past year in part due to deteriorating credit performance in our lower credit tiers, this increase was also a result of a deliberate shift in origination mix designed to achieve a higher risk-adjusted return. We continue to closely monitor our loan performance and profitability performance in light of forecasted economic conditions, and manage credit risk and expectations of losses in the portfolio.
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
We closely monitor macro-economic trends given the nature of our business and the potential impacts on our exposure to credit risk. During the three months ended March 31, 2017, the U.S. economy continued to modestly expand and consumer confidence remained strong. The labor market remained healthy during the period, with nonfarm payrolls increasing and the annual unemployment rate falling to 4.5% as of March 31, 2017. Within the U.S. automotive market, new light vehicle sales remained at historic highs, but were relatively flat year over year at a Seasonally Adjusted Annual Rate of 17.2 million for the three months ended March 31, 2017. We continue to experience downward pressure on used vehicle values and expect that to continue throughout 2017.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and loans held-for-sale. At March 31, 2017, this primarily included $104.6 billion of automotive finance receivables and loans and $10.9 billion of consumer mortgage finance receivables and loans. Our Mortgage Finance operations consist of the management of our held-for-investment mortgage loan portfolio which includes bulk purchases of high-quality jumbo and LMI mortgage loans. In late 2016, we introduced direct mortgage originations consisting of jumbo mortgage loans that are originated as held-for-investment and conforming mortgage loans that are originated as held-for-sale.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Consumer
Finance receivables and loans
Loans at gross carrying value	$76,600	$76,843	$678	$697	$—	$—
Loans held-for-sale	1	—	—	—	—	—
Total consumer loans (b)	76,601	76,843	678	697	—	—
Commercial
Finance receivables and loans
Loans at gross carrying value	42,402	42,101	120	122	—	—
Total commercial loans	42,402	42,101	120	122	—	—
Total on-balance sheet loans	$119,003	$118,944	$798	$819	$—	$—

(a)	Includes nonaccrual TDR loans of $310 million and $286 million at March 31, 2017, and December 31, 2016, respectively.

(b)	Includes outstanding CSG loans of $6.8 billion and $6.7 billion at March 31, 2017, and December 31, 2016, respectively, and RV loans of $1.7 billion at both March 31, 2017, and December 31, 2016.
Total on-balance sheet loans outstanding at March 31, 2017, increased $59 million to $119.0 billion from December 31, 2016, reflecting an increase of $301 million in the commercial portfolio and a decrease of $242 million in the consumer portfolio. The increase in commercial on-balance sheet loans outstanding was primarily due to the growth in our Corporate Finance portfolio in line with our business strategy, as well as the ongoing demand for automotive dealer term loans. The decrease in consumer on-balance sheet loans was primarily due to the completion of $1.2 billion in loan sales and off-balance sheet securitizations of consumer automotive assets, mostly offset by our loan originations that outpaced portfolio runoff during the three months ended March 31, 2017.
Total TDRs outstanding at March 31, 2017, increased $41 million to $704 million from December 31, 2016. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information.
Total nonperforming loans at March 31, 2017, decreased $21 million to $798 million from December 31, 2016, reflecting a decrease of $19 million of consumer nonperforming loans and a decrease of $2 million of commercial nonperforming loans. The decrease in total nonperforming loans from December 31, 2016, was primarily due to the seasonality of the consumer automotive portfolio. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K for additional information.
The following table includes consumer and commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended March 31,
	Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2017	2016	2017	2016
Consumer	$253	$179	1.3%	1.0%
Commercial	—	—	—	—
Total finance receivables and loans at gross carrying value	$253	$179	0.9	0.6

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Net charge-offs were $253 million for the three months ended March 31, 2017, compared to $179 million for the three months ended March 31, 2016. The increase during the three months ended March 31, 2017, was driven by the seasoning of recent vintages reflecting our underwriting strategy to originate consumer automotive assets across a broad risk spectrum and expand our risk-adjusted returns, as well as lower average sales proceeds on repossessed vehicles.
The following discussions titled Consumer Credit Portfolio and Commercial Credit Portfolio relate to consumer and commercial finance receivables and loans recorded at gross carrying value. Finance receivables and loans recorded at gross carrying value have an associated allowance for loan losses.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consumer Credit Portfolio
During the three months ended March 31, 2017, the credit performance of the consumer portfolio reflected both our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, including used, higher LTV, extended term, Growth channel, nonprime, and nonsubvented finance receivables and loans, and our continued bulk purchases of high-quality jumbo and LMI mortgage loans. Within our consumer automotive portfolio, we have observed deteriorating performance in the lower credit tiers of the portfolio versus expectations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 13.7% of our total consumer automotive loans at March 31, 2017, compared to approximately 13.8% at December 31, 2016. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K.
The following table includes consumer finance receivables and loans recorded at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Consumer automotive (b) (c)	$65,663	$65,793	$573	$598	$—	$—
Consumer mortgage
Mortgage Finance	8,331	8,294	10	10	—	—
Mortgage — Legacy	2,606	2,756	95	89	—	—
Total consumer finance receivables and loans	$76,600	$76,843	$678	$697	$—	$—

(a)	Includes nonaccrual TDR loans of $243 million and $240 million at March 31, 2017, and December 31, 2016, respectively.

(b)
Includes $34 million and $43 million of fair value adjustment for loans in hedge accounting relationships at March 31, 2017, and December 31, 2016, respectively. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information.

(c)	Includes outstanding CSG loans of $6.8 billion and $6.7 billion at March 31, 2017, and December 31, 2016, respectively, and RV loans of $1.7 billion at both March 31, 2017, and December 31, 2016.
Total consumer outstanding finance receivables and loans decreased $243 million at March 31, 2017, compared with December 31, 2016. The decrease in consumer automotive finance receivables and loans was primarily related to the completion of $1.2 billion in loan sales and off-balance sheet securitizations, which was mostly offset by our loan originations that outpaced portfolio runoff during the three months ended March 31, 2017. The decrease in consumer mortgage finance receivables and loans was primarily due to runoff in the legacy mortgage loan portfolio.
Total consumer nonperforming finance receivables and loans at March 31, 2017, decreased $19 million to $678 million from December 31, 2016, reflecting a decrease of $25 million of consumer automotive finance receivables and loans and an increase of $6 million of consumer mortgage nonperforming finance receivables and loans. The decrease in nonperforming consumer automotive finance receivables and loans was primarily due to seasonality. The increase in nonperforming consumer mortgage finance receivables and loans was primarily due to the increase in TDRs during the period. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.9% at both March 31, 2017, and December 31, 2016.
Consumer automotive loans accruing and past due 30 days or more decreased $608 million to $1.6 billion at March 31, 2017, compared with December 31, 2016, primarily due to seasonality.
The following table includes consumer net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended March 31,
	Net charge-offs		Net charge-off ratios (a)
($ in millions)	2017	2016	2017	2016
Consumer automotive	$251	$173	1.5%	1.1%
Consumer mortgage
Mortgage Finance	—	—	—	—
Mortgage — Legacy	2	6	0.2	0.7
Total consumer finance receivables and loans	$253	$179	1.3	1.0

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer finance receivables and loans were $253 million for the three months ended March 31, 2017, compared to $179 million for the three months ended March 31, 2016. The increase during the three months ended March 31, 2017, was

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

driven by the seasoning of recent vintages reflecting our underwriting strategy to originate consumer automotive assets across a broad risk spectrum and expand our risk-adjusted returns, as well as lower average sales proceeds on repossessed vehicles.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended March 31,
($ in millions)	2017	2016
Consumer automotive	$7,941	$8,208
Consumer mortgage (a)	3	4
Total consumer loan originations	$7,944	$8,212

(a)	Includes $3 million of loans originated as held-for-sale.
Total automotive-originated loans decreased $267 million for the three months ended March 31, 2017, compared to 2016, as we continued to execute our strategic focus of selective originations based on improved risk-adjusted returns.
The following table shows the percentage of total consumer finance receivables and loans recorded at gross carrying value by state concentration. Total consumer automotive loans were $65.7 billion and $65.8 billion at March 31, 2017, and December 31, 2016, respectively. Total mortgage and home equity loans were $10.9 billion and $11.1 billion at March 31, 2017, and December 31, 2016, respectively.

	March 31, 2017 (a)		December 31, 2016
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
Texas	13.5%	6.6%	13.6%	6.6%
California	7.9	34.4	7.8	34.2
Florida	8.2	4.4	8.2	4.4
Pennsylvania	4.7	1.4	4.7	1.5
Illinois	4.3	3.4	4.3	3.4
Georgia	4.3	2.3	4.3	2.2
North Carolina	3.7	1.5	3.6	1.6
Ohio	3.5	0.5	3.5	0.5
New York	3.1	1.9	3.2	1.9
Missouri	2.8	1.2	2.8	1.2
Other United States	44.0	42.4	44.0	42.5
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at March 31, 2017.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in Texas and California, which represented an aggregate of 24.3% and 24.2% of our total outstanding consumer finance receivables and loans at March 31, 2017, and December 31, 2016, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
Repossessed and Foreclosed Assets
We classify an asset as repossessed or foreclosed (included in other assets on the Condensed Consolidated Balance Sheet) when physical possession of the collateral is taken. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K.
Repossessed consumer automotive loan assets in our Automotive Finance operations at March 31, 2017, decreased $14 million to $121 million from December 31, 2016. Foreclosed mortgage assets at March 31, 2017, remained flat at $13 million as compared to December 31, 2016.
Commercial Credit Portfolio
During the three months ended March 31, 2017, the credit performance of the commercial portfolio remained strong, as nonperforming finance receivables and loans remained relatively stable and no net charge-offs were realized. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes total commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Commercial and industrial
Automotive	$34,911	$35,041	$34	$33	$—	$—
Other (b)	3,499	3,248	81	84	—	—
Commercial real estate — Automotive	3,992	3,812	5	5	—	—
Total commercial finance receivables and loans	$42,402	$42,101	$120	$122	$—	$—

(a)	Includes nonaccrual TDR loans of $67 million and $46 million at March 31, 2017, and December 31, 2016, respectively.

(b)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding increased $301 million from December 31, 2016, to $42.4 billion at March 31, 2017. The increase was primarily due to the growth in our Corporate Finance portfolio in line with our business strategy, as well as the ongoing demand for automotive dealer term loans.
Total commercial nonperforming finance receivables and loans were $120 million at March 31, 2017, reflecting a decrease of $2 million when compared to December 31, 2016. The decrease was primarily due to payments received on loans within the Corporate Finance portfolio. Credit performance within the Corporate Finance portfolio remains strong as impaired loans declined to 2.4% of the portfolio at March 31, 2017, as compared to 2.6% at December 31, 2016. Additionally, there were no net charge-offs within the Corporate Finance portfolio during both the three months ended March 31, 2017, and 2016. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans remained flat at 0.3% at both March 31, 2017, and December 31, 2016.
Our net charge-offs from total commercial finance receivables and loans resulted in no net charge-offs for both the three months ended March 31, 2017, and March 31, 2016.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $4.0 billion and $3.8 billion at March 31, 2017, and December 31, 2016, respectively.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration. These finance receivables and loans are reported at gross carrying value.

	March 31, 2017	December 31, 2016
Texas	15.7%	16.1%
Florida	10.4	10.2
California	8.3	7.9
Michigan	7.6	7.6
New Jersey	3.9	4.2
South Carolina	3.9	2.7
North Carolina	3.6	3.6
Georgia	3.5	3.6
Pennsylvania	3.0	3.1
Missouri	2.6	2.5
Other United States	37.5	38.5
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures increased $203 million from December 31, 2016, to $2.9 billion at March 31, 2017. The increase was primarily due to the downgrade of one account within the commercial automotive portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration. These finance receivables and loans within our automotive and Corporate Finance portfolios are reported at gross carrying value.

	March 31, 2017	December 31, 2016
Industry
Automotive	81.6%	81.2%
Services	6.6	6.3
Electronics	2.5	4.2
Other	9.3	8.3
Total commercial criticized finance receivables and loans	100.0%	100.0%
Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended March 31, 2017 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2017	$932	$91	$1,023	$121	$1,144
Charge-offs (a)	(341)	(9)	(350)	—	(350)
Recoveries	90	7	97	—	97
Net charge-offs	(251)	(2)	(253)	—	(253)
Provision for loan losses	267	(3)	264	7	271
Other (b)	(7)	—	(7)	—	(7)
Allowance at March 31, 2017	$941	$86	$1,027	$128	$1,155
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2017 (c)	1.4%	0.8%	1.3%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the three months ended March 31, 2017	1.5%	0.1%	1.3%	—%	0.9%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2017 (c)	164.3%	82.2%	151.6%	106.2%	144.8%
Ratio of allowance for loan losses to net charge-offs at March 31, 2017	0.9	10.2	1.0	n/m	1.1
n/m = not meaningful

(a)
Represents the amount of the gross carrying value directly written-off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K for more information regarding our charge-off policies.

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(c)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2016	$834	$114	$948	$106	$1,054
Charge-offs (a)	(253)	(10)	(263)	—	(263)
Recoveries	80	4	84	—	84
Net charge-offs	(173)	(6)	(179)	—	(179)
Provision for loan losses	207	7	214	6	220
Other (b)	(18)	—	(18)	—	(18)
Allowance at March 31, 2016	$850	$115	$965	$112	$1,077
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2016 (c)	1.3%	1.1%	1.3%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the three months ended March 31, 2016	1.1%	0.3%	1.0%	—%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2016 (c)	172.9%	99.0%	158.8%	123.3%	154.2%
Ratio of allowance for loan losses to net charge-offs at March 31, 2016	1.2	4.4	1.3	n/m	1.5
n/m = not meaningful

(a)
Represents the amount of the gross carrying value directly written-off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K for more information regarding our charge-off policies.

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(c)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.
The allowance for consumer loan losses at March 31, 2017, increased $62 million compared to March 31, 2016. The increase was primarily due to higher reserve requirements reflecting the changing composition of the consumer automotive portfolio to a more profitable mix of business consistent with Ally’s underwriting strategy and higher loan balances in our consumer portfolios. This increase was partially offset by lower reserve balances in our consumer mortgage portfolios.
The allowance for commercial loan losses increased $16 million at March 31, 2017, compared to March 31, 2016, driven by higher loan balances within our commercial portfolios.
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2017			2016
March 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$941	1.4%	81.5%	$850	1.3%	78.9%
Consumer mortgage
Mortgage Finance	11	0.1	1.0	18	0.2	1.7
Mortgage — Legacy	75	2.9	6.4	97	3.0	9.0
Total consumer mortgage	86	0.8	7.4	115	1.1	10.7
Total consumer loans	1,027	1.3	88.9	965	1.3	89.6
Commercial
Commercial and industrial
Automotive	33	0.1	2.8	31	0.1	2.9
Other	70	2.0	6.1	57	2.0	5.3
Commercial real estate — Automotive	25	0.6	2.2	24	0.7	2.2
Total commercial loans	128	0.3	11.1	112	0.3	10.4
Total allowance for loan losses	$1,155	1.0	100.0%	$1,077	1.0	100.0%

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended March 31,
($ in millions)	2017	2016
Consumer
Consumer automotive	$267	$207
Consumer mortgage
Mortgage Finance	1	3
Mortgage — Legacy	(4)	4
Total consumer mortgage	(3)	7
Total consumer loans	264	214
Commercial
Commercial and industrial
Automotive	—	1
Other	6	4
Commercial real estate — Automotive	1	1
Total commercial loans	7	6
Total provision for loan losses	$271	$220
The provision for consumer loan losses increased $50 million for the three months ended March 31, 2017, compared to 2016. The increase during the three months ended March 31, 2017, is primarily due to higher net charge-offs in our consumer automotive portfolio as a result of our strategy to originate a more profitable mix of business consistent with Ally’s underwriting strategy. The increase was partially offset by lower reserve requirements in our consumer automotive portfolio, lower portfolio growth in our Mortgage Finance portfolio, and lower net charge-offs in our legacy mortgage portfolio.
The provision for commercial loan losses was $7 million for the three months ended March 31, 2017, compared to $6 million for the same period in 2016.
Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. For information on our valuation of automotive lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates — Valuation of Automotive Lease Assets and Residuals within the MD&A included in our 2016 Annual Report on Form 10-K.
Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of lease terminations and average gain or loss per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total lease vehicle disposals.

	Three months ended March 31,
	2017	2016
Off-lease vehicles terminated (in units)	77,761	78,820
Average (loss) gain per vehicle ($ per unit)	$(45)	$700
Method of vehicle sales
Auction
Internet	57%	57%
Physical	13	13
Sale to dealer, lessee, and other	30	30
The number of off-lease vehicles remarketed during the three months ended March 31, 2017, decreased slightly compared to the same period in 2016. The residual risk associated with our operating lease portfolio should continue to decline as the number of lease terminations continues to outpace lease originations as a result of the runoff of our GM lease portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

We recognized an average loss per vehicle of $45 during the three months ended March 31, 2017, due to declining used vehicle values, which were more pronounced in the car market. We expect used vehicle values to continue to decline in the near term, and also expect the mix of trucks and sport utility vehicles in our future lease terminations to increase. For more information on our investment in operating leases, refer to Note 9 to the Condensed Consolidated Financial Statements, and Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.
Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of leased vehicles by type, based on volume of units.

March 31,	2017	2016
Car	28%	37%
Truck	19	14
Sport utility vehicle	53	49
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
We prepare our forward-looking baseline forecasts of net financing revenue taking into consideration anticipated future business growth, asset/liability positioning, and interest rates based on the implied forward curve. During the first quarter of 2017 we implemented a dynamic pass-through modeling assumption on our retail liquid products deposits portfolio, whereby deposit pass-through levels increase as the absolute level of market interest rates rise. As a result, our baseline forecast assumes a medium-term deposit beta of 30% to 50%, steadily increasing to approximately 75% over the longer term. We continually monitor industry and competitive repricing activity along with other market factors when contemplating deposit pricing actions.
Simulations are used to assess changes in net financing revenue in multiple interest rates scenarios relative to the baseline forecast. The changes in net financing revenue relative to the baseline are defined as the sensitivity. Our simulation incorporates contractual cash flows and repricing characteristics for all assets, liabilities and off-balance sheet exposures and incorporates the effects of changing interest rates on the prepayment and attrition rates of certain assets and liabilities. The analysis is highly dependent upon a variety of assumptions including the repricing characteristics of deposits with noncontractual maturities. Our simulation does not assume any specific future actions are taken to mitigate the impacts of changing interest rates. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next twelve months would increase by $16 million if interest rates remain unchanged.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Our twelve-month pretax net financing revenue sensitivity based on the market forward-curve was as follows.

	March 31, 2017		December 31, 2016
Change in interest rates, ($ in millions)	Instantaneous	Gradual (a)	Instantaneous	Gradual (a)
-100 basis points	$3	$(21)	$46	$(14)
+100 basis points	(52)	(21)	(62)	(2)
+200 basis points	(171)	(67)	(153)	(19)

(a)	Gradual changes in interest rates are recognized over 12 months.
Implied forward rates have increased since December 31, 2016, and are reflected in our baseline net financing revenue projections. We remain moderately liability-sensitive as of March 31, 2017, in the upward interest rate shock scenarios as our simulation models assume liabilities will initially reprice faster than assets. The shift to a less liability-sensitive position as of March 31, 2017, is primarily due to higher variable-rate commercial loan balances, partially offset by an increase in our net receive-fixed interest rate swaps position.
The exposure in the downward interest rate shock scenario continues to benefit net financing revenue, shifting closer to a neutral position as of March 31, 2017. The impact of a downward shock scenario is less favorable than the prior period primarily due to the impact of variable-rate commercial loans.
The future repricing behavior of retail deposit liabilities, particularly non-maturity deposits, remains a significant driver of interest rate sensitivity. Our upward interest rate shock scenarios assume a longer term liquid products deposit beta of approximately 75%. We continue to believe our deposits may ultimately be less sensitive to interest rate changes, which would reduce our overall exposure to rising interest rate shocks. Assuming a static liquid products retail deposit beta of 50% would result in a consolidated interest rate risk position that is asset sensitive in the upward interest rate shock scenarios.
Our pro-forma rate sensitivity assuming a static 50% deposit pass-through based on the forward-curve was as follows.

	March 31, 2017		December 31, 2016
Change in interest rates, ($ in millions)	Instantaneous	Gradual (a)	Instantaneous	Gradual (a)
+100 basis points	$45	$22	$77	$50
+200 basis points	57	39	119	88

(a)	Gradual changes in interest rates are recognized over 12 months.
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
Funding Strategy
Liquidity and ongoing profitability are largely dependent on the timely and cost-effective access to retail deposits and funding in different segments of the capital markets. Our funding strategy largely focuses on the development of diversified funding sources across a broad base of depositors, lenders, and investors to meet liquidity needs throughout different market cycles, including periods of financial distress. These funding sources include retail and brokered deposits, committed credit facilities, public and private asset-backed securitizations, wholesale and retail unsecured debt, FHLB advances, and whole-loan sales. We also supplement these funding sources with a modest amount of short-term borrowings, including demand notes and repurchase arrangements. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source, and results in a more cost-effective funding strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and maturity profiles.
We diversify our overall funding in order to reduce reliance on any one source of funding and to achieve a well-balanced funding portfolio across a spectrum of risk, duration, and cost-of-funds characteristics. Optimizing funding at Ally Bank continues to be a key part of our long-term liquidity strategy. We optimize our funding sources at Ally Bank by growing retail deposits, maintaining active public and private securitization programs, managing a prudent maturity profile of our brokered deposit portfolio, utilizing repurchase agreements, and continuing to access funds from the FHLB.
Since becoming a BHC in December 2008, a significant portion of asset originations have been directed to Ally Bank in order to reduce parent company exposures and funding requirements, and to utilize our growing consumer deposit-taking capabilities. This has allowed us to use bank funding for a wider array of our automotive finance assets and to provide a sustainable long-term funding channel for the business, while also improving the cost of funds for the enterprise. On March 7, 2016, Ally Bank received approval from the Federal Reserve to become a state member bank. Ally Bank is now regulated by the FRB through the Federal Reserve Bank of Chicago, as well as the Utah Department of Financial Institutions. In addition, in connection with the application for membership in the Federal Reserve System, Ally Bank made commitments to the FRB relating to capital, liquidity, and business plan requirements. These commitments are consistent with the prior requirements under the now-terminated Capital and Liquidity Maintenance Agreement with the FDIC, including the requirement to maintain capital at a level such that Ally Bank’s Tier 1 leverage ratio is at least 15%. For this purpose, the Tier 1 leverage ratio is determined in accordance with the FRB's regulations related to capital adequacy. Continuation of the Ally Bank Tier 1 leverage ratio requirement could further restrict balance sheet growth within Ally Bank and could unfavorably impact liquidity at AFI. We continue to have ongoing dialogue with our regulators about a more normalized level of capital maintenance.
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

March 31, 2017 ($ in millions)
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$13,128
Liquid cash and equivalents	3,811
Committed funding facilities (a)
Total capacity	16,935
Outstanding	15,930
Unused capacity (b)	1,005
Total available liquidity	$17,944

(a)	Committed funding facilities include both on- and off-balance sheet facilities.

(b)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

As of March 31, 2017, assuming a long-term capital markets stress, we expect that our available liquidity would allow us to continue to fund all planned loan originations and meet all of our financial obligations for more than 36 months, assuming no issuance of unsecured debt or term securitizations.
In addition, our Modified Liquidity Coverage Ratio exceeded 100% at March 31, 2017. Refer to Note 18 to the Condensed Consolidated Financial Statements for further discussion of our liquidity requirements.
Deposits
Ally Bank gathers retail deposits directly from customers through direct banking via the internet, telephone, mobile, and mail channels. These retail deposits provide our Automotive Finance, Mortgage Finance, and Corporate Finance operations with a stable and low-cost funding source. Retail deposit growth is a key driver of optimizing funding costs and reducing reliance on capital markets-based funding. We believe deposits provide a stable, low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through both direct and indirect marketing channels. Current retail deposit offerings consist of a variety of products including CDs, savings accounts, money market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries, including a deposit related to TradeKing customer cash balances.
The following table shows Ally Bank's number of accounts and our deposit balances by type as of the end of each quarter since 2016.

	1st Quarter 2017	4th Quarter 2016	3rd Quarter 2016	2nd Quarter 2016	1st Quarter 2016
Number of retail bank accounts (in thousands)	2,366	2,269	2,203	2,134	2,062
Deposits ($ in millions)
Retail	$69,971	$66,584	$63,880	$61,239	$58,977
Brokered (a)	14,327	12,187	11,570	11,269	10,979
Other (b)	188	251	294	294	309
Total deposits	$84,486	$79,022	$75,744	$72,802	$70,265

(a)	Includes a deposit at Ally Bank related to TradeKing customer cash balances.

(b)	Other deposits include mortgage escrow, dealer, and other deposits.
During the first three months of 2017, our deposit base grew $5.5 billion. The growth in total deposits has been primarily attributable to our retail deposit portfolio, particularly within savings and money market accounts. Strong retention rates and customer acquisition continue to drive growth in retail deposits. Our brokered deposit portfolio has also continued to grow, driven by the addition of TradeKing customer cash and an increase in brokered certificates of deposit. Brokered deposit balances include $1.2 billion and $200 million of customer cash balances related to TradeKing deposited at Ally Bank by a third party at March 31, 2017, and December 31, 2016, respectively. Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
Secured Financings
In addition to building a larger deposit base, secured funding continues to be a significant source of financing. Securitization has proven to be a reliable and cost-effective funding source, and we continue to remain active in the well-established securitization markets to finance our automotive loan products. During the first three months of 2017, we raised $3.0 billion through the completion of term securitization transactions backed by retail automotive loans and dealer floorplan automotive assets, which includes $1.1 billion through the completion of

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

one off-balance sheet securitization transaction backed by retail automotive loans. Additionally, for retail automotive loans and lease notes, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset, creating an effective tool for managing interest rate and liquidity risk.
We manage secured funding execution risk by maintaining a diverse investor base and available committed credit facility capacity. We have access to private committed funding facilities, the largest of which is a syndicated credit facility of sixteen lenders secured by automotive receivables. This facility can fund automotive retail and dealer floorplan loans, as well as leases. During March 2016, this facility was renewed with $11.0 billion of capacity and the maturity was extended to March 2018. In March 2017, we reduced the capacity of this facility to $10.0 billion. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At March 31, 2017, there was $9.8 billion outstanding under this facility. Our ability to access the unused capacity in the secured facility depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges.
The total capacity in our committed secured funding facilities is provided by banks through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At March 31, 2017, all of our $15.7 billion of secured committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of March 31, 2017, we had $3.1 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets.
We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage and commercial real estate automotive finance receivables and loans. As of March 31, 2017, we had pledged $16.8 billion of assets and investment securities to the FHLB resulting in $12.1 billion in total funding capacity with $8.0 billion of debt outstanding.
Unsecured Financings
We obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.7 billion at March 31, 2017. We also have short-term and long-term unsecured debt outstanding from retail term note programs. These programs generally consist of callable fixed-rate instruments with fixed-maturity dates. There were $450 million of retail term notes outstanding at March 31, 2017. The remainder of our unsecured debt is composed of institutional term debt. Refer to Note 14 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
In December 2016, we closed a private unsecured committed funding facility under which we have access to a term facility with a commitment of $850 million, and a revolving facility with a commitment of $400 million. In January 2017, both the revolving facility and term facility were fully drawn.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The financial instruments sold in repurchase agreements include U.S. government and federal agency obligations, and certificated residual interests related to asset-backed securitizations. As of March 31, 2017, we had $1.6 billion debt outstanding under repurchase agreements.
Additionally, we have access to the Federal Reserve Bank Discount Window and can borrow funds to meet short-term liquidity demands. However, the Federal Reserve Bank is not a primary source of funding for day to day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We have assets pledged and restricted as collateral to the Federal Reserve Bank totaling $2.3 billion. We had no debt outstanding with the Federal Reserve as of March 31, 2017.
Recent Funding Developments
During the first three months of 2017, we accessed the public and private markets to execute secured funding transactions, whole-loan sales, unsecured funding transactions, and funding facility renewals totaling $4.3 billion. Key funding highlights from January 1, 2017, to date were as follows:

•	We closed, renewed, increased, and/or extended $1.3 billion in U.S. secured credit facilities during the three months ended March 31, 2017.

•
We continued to access the public and private term asset-backed securitization markets raising $3.0 billion during the three months ended March 31, 2017. During the quarter, we raised approximately $1.3 billion through securitizations backed by retail automotive loans. We also raised $650 million through a public securitization backed by dealer floorplan automotive assets, which represented our first floorplan securitization since 2015. Additionally, we raised approximately $1.1 billion through an off-balance sheet public securitization backed by retail automotive loans.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	March 31, 2017		December 31, 2016
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Secured financings	$37,010	26	$43,140	30
Institutional term debt and unsecured bank funding	18,022	12	19,276	13
Retail debt programs (a)	4,101	3	4,070	3
Total debt (b)	59,133	41	66,486	46
Deposits	84,486	59	79,022	54
Total on-balance sheet funding	$143,619	100	$145,508	100

(a)	Includes $450 million and $448 million of retail term notes at March 31, 2017, and December 31, 2016, respectively.

(b)	Excludes fair value adjustment as described in Note 19 to the Condensed Consolidated Financial Statements.
Refer to Note 14 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at March 31, 2017.
Cash Flows
The following summarizes the activity reflected on the Condensed Consolidated Statement of Cash Flows. While this information may be helpful to highlight certain macro trends and business strategies, the cash flow analysis may not be as relevant when analyzing changes in our net earnings and net assets. We believe that in addition to the traditional cash flow analysis, the discussion related to liquidity, dividends, and ALM herein may provide more useful context in evaluating our liquidity position and related activity.
Net cash provided by operating activities was $1.2 billion for both the three months ended March 31, 2017, and 2016, respectively. Activity was largely consistent year-over-year, as cash flows from our consumer and commercial lending activities offset declines in our leasing business.
Net cash used in investing activities was $0.7 billion for the three months ended March 31, 2017, compared to net cash provided by investing activities of $0.7 billion for the three months ended March 31, 2016. The change was the result of a decrease in net cash inflows from purchases, sales, originations, and repayments of finance receivables and loans of $0.9 billion as loan originations and purchases outpaced repayments and loan sales during the three months ended March 31, 2017. Also contributing to the decrease was an increase in net cash outflows from purchases, sales, maturities, and repayments of available-for-sale securities of $0.9 billion. This was partially offset by an increase of $0.5 billion in net cash provided by nonmarketable equity investments due primarily to lower holdings in our investment in FHLB stock in 2017, compared to the purchase of FRB stock in 2016.
Net cash used in financing activities for the three months ended March 31, 2017, was $2.1 billion, compared to $3.2 billion for the three months ended March 31, 2016. The reduction in net cash used in financing activities was primarily attributable to lower net repayments of long-term debt of $3.1 billion for the three months ended March 31, 2017, compared to $4.2 billion for the three months ended March 31, 2016. The net increase in cash flows associated with deposit borrowings of approximately $1.7 billion was largely offset by decreases in short-term borrowings of $1.6 billion.
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
As part of the 2016 Comprehensive Capital Analysis and Review (CCAR) process, we received approval for capital actions including a quarterly cash dividend of $0.08 per share of our common stock, subject to quarterly approval by the Board of Directors, and the ability to repurchase up to $700 million of our common stock from time to time through the second quarter of 2017. Our first common stock dividend was paid during the third quarter of 2016 and we paid a cash dividend of $0.08 per share on our common stock during each subsequent quarter. On April 14, 2017, the Ally Board of Directors declared a quarterly cash dividend payment of $0.08 per share on all common stock. Refer to Note 26 to the Condensed Consolidated Financial Statements for further information regarding this common share dividend. Additionally, the Ally Board of Directors authorized a common stock repurchase program of up to $700 million beginning in the third quarter of 2016 and continuing through the second quarter of 2017. Under this program, we have repurchased $495 million, or 25,140,190 shares of common stock, which reduced total shares by approximately 5.2% since inception. At March 31, 2017, we had 462,193,424 shares of common stock outstanding.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Ally submitted its 2017 capital plan on April 5, 2017, with capital actions including distributions to common shareholders through share repurchases and cash dividends. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review of and non-objection to the actions that we propose each year in our annual capital plan. We expect to receive the FRB’s response (either a non-objection or objection) to the capital plan submitted by June 30, 2017.
In January 2017, the FRB finalized a rule amending the capital planning and stress testing rules, effective for the 2017 cycle. The final rule, among other things, revised the capital plan rule to no longer subject large and noncomplex firms, including Ally, to the provisions of the rule whereby the FRB may object to a capital plan on the basis of qualitative deficiencies in the firm’s capital planning process. Under the final rule, the qualitative assessment of Ally’s capital plan is conducted outside of the CCAR process, through the supervisory review process, and Ally’s reporting requirements have been modified to reduce certain reporting burdens related to capital planning and stress testing. The final rule also decreased the de minimis threshold for the amount of capital that Ally could distribute to shareholders outside of an approved capital plan without seeking prior approval of the FRB.
Regulatory Capital
Refer to Note 18 to the Condensed Consolidated Financial Statements and the section titled Selected Financial Data within this MD&A.
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

Rating agency	Short-term	Senior unsecured debt	Outlook	Date of last action
Fitch	B	BB+	Stable	September 28, 2016 (a)
Moody’s	Not Prime	Ba3	Stable	October 20, 2015 (b)
S&P	B	BB+	Stable	October 12, 2016 (c)
DBRS	R-3	BBB (Low)	Stable	May 3, 2017 (d)

(a)	Fitch affirmed our senior unsecured debt rating of BB+, affirmed our short-term rating of B, and maintained a Stable outlook on September 28, 2016.

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

(c)	Standard & Poor's affirmed our senior unsecured debt rating of BB+, affirmed our short-term rating of B, and changed the outlook from Positive to Stable on October 12, 2016.

(d)	DBRS affirmed our short-term rating of R-3, affirmed our senior unsecured debt rating of BBB (Low), and maintained a Stable outlook on all ratings on May 3, 2017.
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
During 2017, we did not substantively change any material aspect of our overall methodologies and processes used in developing the above estimates from what was described in the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.

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

	2017			2016			Increase (decrease) due to
Three months ended March 31, ($ in millions)	Average balance (a)	Interest income/ Interest expense	Yield/rate	Average balance (a)	Interest income/ Interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$2,674	$5	0.76%	$2,867	$3	0.42%	$—	$2	$2
Investment securities (b)	20,481	126	2.49	17,594	102	2.33	17	7	24
Loans held-for-sale, net	—	—	—	35	—	—	—	—	—
Finance receivables and loans, net (c) (d)	117,974	1,368	4.70	111,525	1,235	4.45	71	62	133
Investment in operating leases, net (e)	10,931	154	5.71	15,638	259	6.66	(78)	(27)	(105)
Other earning assets	817	8	3.97	—	—	—	8	—	8
Total interest-earning assets	152,877	1,661	4.41	147,659	1,599	4.36			62
Noninterest-bearing cash and cash equivalents	1,100			1,841
Other assets	8,013			8,929
Allowance for loan losses	(1,145)			(1,060)
Total assets	$160,845			$157,369
Liabilities
Interest-bearing deposit liabilities	$82,160	$231	1.14%	$68,148	$193	1.14%	$40	$(2)	$38
Short-term borrowings	8,223	27	1.33	5,609	13	0.93	6	8	14
Long-term debt (d)	52,549	424	3.27	64,841	442	2.74	(84)	66	(18)
Total interest-bearing liabilities	142,932	682	1.94	138,598	648	1.88			34
Noninterest-bearing deposit liabilities	93			92
Total funding sources	143,025	682	1.93	138,690	648	1.88
Other liabilities	4,383			5,053
Total liabilities	147,408			143,743
Total equity	13,437			13,626
Total liabilities and equity	$160,845			$157,369
Net financing revenue and other interest income		$979			$951				$28
Net interest spread (f)			2.47%			2.48%
Net yield on interest-earning assets (g)			2.60%			2.59%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Amounts for the three months ended March 31, 2016, were adjusted to include previously excluded equity investments with an average balance of $738 million and related income on equity investments of $4 million. Yields on available-for-sale debt securities are based on fair value as opposed to amortized cost. Yields on held-to-maturity securities are based on amortized cost.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.

(d)	Includes the effects of derivative financial instruments designated as hedges.

(e)
Includes loss on sale of $3 million and gain on sale of $55 million for the three months ended March 31, 2017, and 2016, respectively. Excluding these losses or gains on sale, the annualized yield would be 5.82% and 5.25% at March 31, 2017, and 2016, respectively.

(f)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(g)	Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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

•
other assumptions, risks, or uncertainties described in the Risk Factors (Part II, Item 1A herein), Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2 herein), or the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 herein) in this Quarterly Report on Form 10-Q or described in any of the Company’s annual, quarterly or current reports.

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
Refer to the Market Risk section of Item 2, Management's Discussion and Analysis.

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.    Legal Proceedings
Refer to Note 25 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings, which supplements the discussion of legal proceedings set forth in Note 30 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors described in our 2016 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended March 31, 2017.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended March 31, 2017.

Three months ended March 31, 2017	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
January 2017	3,289	$19.68	3,289	$309
February 2017	1,845	22.76	1,845	267
March 2017	2,963	21.02	2,963	205
Total	8,097	20.87	8,097

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)	Excludes brokerage commissions.

(c)	On July 19, 2016, we announced a common stock repurchase program of up to $700 million. The program commenced in the third quarter of 2016 and will expire on June 30, 2017.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of May, 2017.

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