Form 10-Q
period 2017-06-30
Ally Financial Inc.
filed 2017-07-31
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017, or

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
Yes ☐                    No ☑
At July 27, 2017, the number of shares outstanding of the Registrant’s common stock was 449,853,338 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,447	$1,265	$2,815	$2,500
Interest and dividends on investment securities and other earning assets	146	99	280	201
Interest on cash and cash equivalents	7	4	12	7
Operating leases	488	701	1,031	1,470
Total financing revenue and other interest income	2,088	2,069	4,138	4,178
Interest expense
Interest on deposits	250	203	481	396
Interest on short-term borrowings	33	12	60	25
Interest on long-term debt	417	436	841	878
Total interest expense	700	651	1,382	1,299
Net depreciation expense on operating lease assets	321	434	710	944
Net financing revenue and other interest income	1,067	984	2,046	1,935
Other revenue
Insurance premiums and service revenue earned	227	236	468	466
Gain on mortgage and automotive loans, net	36	3	50	4
Loss on extinguishment of debt	(1)	—	(2)	(4)
Other gain on investments, net	23	39	50	93
Other income, net of losses	103	96	218	191
Total other revenue	388	374	784	750
Total net revenue	1,455	1,358	2,830	2,685
Provision for loan losses	269	172	540	392
Noninterest expense
Compensation and benefits expense	265	242	550	494
Insurance losses and loss adjustment expenses	125	145	213	218
Other operating expenses	420	386	825	771
Total noninterest expense	810	773	1,588	1,483
Income from continuing operations before income tax expense	376	413	702	810
Income tax expense from continuing operations	122	56	235	206
Net income from continuing operations	254	357	467	604
(Loss) income from discontinued operations, net of tax	(2)	3	(1)	6
Net income	252	360	466	610
Other comprehensive income, net of tax	76	120	96	266
Comprehensive income	$328	$480	$562	$876
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
(in dollars) (a)	2017	2016	2017	2016
Basic earnings per common share
Net income from continuing operations	$0.55	$0.70	$1.01	$1.18
(Loss) income from discontinued operations, net of tax	(0.01)	0.01	—	0.01
Net income	$0.55	$0.71	$1.01	$1.20
Diluted earnings per common share
Net income from continuing operations	$0.55	$0.70	$1.01	$1.18
(Loss) income from discontinued operations, net of tax	(0.01)	0.01	—	0.01
Net income	$0.55	$0.71	$1.01	$1.19
Cash dividends per common share	$0.08	$—	$0.16	$—

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 17 for additional earnings per share information. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents
Noninterest-bearing	$1,514	$1,547
Interest-bearing	2,863	4,387
Total cash and cash equivalents	4,377	5,934
Available-for-sale securities (refer to Note 7 for discussion of investment securities pledged as collateral)	21,764	18,926
Held-to-maturity securities (fair value of $1,156 and $789)	1,189	839
Loans held-for-sale, net	17	—
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	120,528	118,944
Allowance for loan losses	(1,225)	(1,144)
Total finance receivables and loans, net	119,303	117,800
Investment in operating leases, net	9,717	11,470
Premiums receivable and other insurance assets	2,025	1,905
Other assets	5,953	6,854
Total assets	$164,345	$163,728
Liabilities
Deposit liabilities
Noninterest-bearing	$107	$84
Interest-bearing	86,076	78,938
Total deposit liabilities	86,183	79,022
Short-term borrowings	10,712	12,673
Long-term debt	49,145	54,128
Interest payable	399	351
Unearned insurance premiums and service revenue	2,541	2,500
Accrued expenses and other liabilities	1,892	1,737
Total liabilities	150,872	150,411
Contingencies (refer to Note 25)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 489,581,850 and 485,707,644; and outstanding 452,291,918 and 467,000,306)	21,208	21,166
Accumulated deficit	(6,760)	(7,151)
Accumulated other comprehensive loss	(245)	(341)
Treasury stock, at cost (37,289,932 and 18,707,338 shares)	(730)	(357)
Total equity	13,473	13,317
Total liabilities and equity	$164,345	$163,728
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

($ in millions)	June 30, 2017	December 31, 2016
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$22,035	$24,630
Allowance for loan losses	(140)	(173)
Total finance receivables and loans, net	21,895	24,457
Investment in operating leases, net	907	1,745
Other assets	827	1,390
Total assets	$23,629	$27,592
Liabilities
Long-term debt	$12,499	$13,259
Accrued expenses and other liabilities	12	12
Total liabilities	$12,511	$13,271
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock	Total equity
Balance at January 1, 2016	$21,100	$696	$(8,110)	$(231)	$(16)	$13,439
Net income			610			610
Preferred stock dividends			(30)			(30)
Series A preferred stock redemption		(696)				(696)
Share-based compensation	36					36
Other comprehensive income				266		266
Share repurchases related to employee stock-based compensation awards					(14)	(14)
Balance at June 30, 2016	$21,136	$—	$(7,530)	$35	$(30)	$13,611
Balance at January 1, 2017	$21,166	$—	$(7,151)	$(341)	$(357)	$13,317
Net income			466			466
Share-based compensation	42					42
Other comprehensive income				96		96
Common stock repurchases (a)					(373)	(373)
Common stock dividends ($0.16 per share)			(75)			(75)
Balance at June 30, 2017	$21,208	$—	$(6,760)	$(245)	$(730)	$13,473

(a)	Includes shares repurchased related to employee stock-based compensation awards.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2017	2016
Operating activities
Net income	$466	$610
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,003	1,241
Provision for loan losses	540	392
Gain on mortgage and automotive loans, net	(50)	(4)
Other gain on investments, net	(50)	(93)
Loss on extinguishment of debt	2	4
Originations and purchases of loans held-for-sale	(202)	(44)
Proceeds from sales and repayments of loans originated as held-for-sale	187	144
Net change in
Deferred income taxes	203	193
Interest payable	48	76
Other assets	(94)	17
Other liabilities	(50)	(55)
Other, net	67	(45)
Net cash provided by operating activities	2,070	2,436
Investing activities
Purchases of available-for-sale securities	(5,853)	(8,657)
Proceeds from sales of available-for-sale securities	2,162	6,584
Proceeds from maturities and repayments of available-for-sale securities	1,230	1,536
Purchases of held-to-maturity securities	(313)	(571)
Proceeds from maturities and repayments of held-to-maturity securities	17	—
Purchases of finance receivables and loans held-for-investment	(1,817)	(2,442)
Proceeds from sales of finance receivables and loans originated as held-for-investment	1,280	4,156
Originations and repayments of finance receivables and loans held-for-investment and other, net	(1,588)	(3,211)
Purchases of operating lease assets	(1,965)	(1,472)
Disposals of operating lease assets	3,043	3,047
Acquisitions, net of cash acquired	—	(288)
Net change in restricted cash	474	482
Net change in nonmarketable equity investments	107	(354)
Other, net	(93)	(69)
Net cash used in investing activities	(3,316)	(1,259)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2017	2016
Financing activities
Net change in short-term borrowings	(1,962)	(2,112)
Net increase in deposits	7,133	6,308
Proceeds from issuance of long-term debt	9,330	9,020
Repayments of long-term debt	(14,366)	(14,305)
Repurchase and redemption of preferred stock	—	(696)
Repurchase of common stock	(373)	(14)
Dividends paid	(75)	(30)
Net cash used in financing activities	(313)	(1,829)
Effect of exchange-rate changes on cash and cash equivalents	2	3
Net decrease in cash and cash equivalents	(1,557)	(649)
Cash and cash equivalents at beginning of year	5,934	6,380
Cash and cash equivalents at June 30,	$4,377	$5,731
Supplemental disclosures
Cash paid for
Interest	$1,331	$1,234
Income taxes	28	12
Noncash items
Held-to-maturity securities received in consideration for loans sold	56	—
Finance receivables and loans transferred to loans held-for-sale	1,298	4,174
Other disclosures
Proceeds from repayments of mortgage loans held-for-investment originally designated as held-for-sale	20	18
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (together with its consolidated subsidiaries unless the context requires otherwise, Ally, the Company, or we, us, or our) is a leading digital financial services company offering diversified financial products for consumers, businesses, automotive dealers and corporate clients. Our legacy dates back to 1919, and Ally was redesigned in 2009 with a distinctive brand and relentless focus on our customers. We reconverted to a Delaware corporation in 2009 and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956 as amended and a financial holding company (FHC) under the Gramm-Leach-Bliley Act of 1999 as amended. Our banking subsidiary, Ally Bank, is an award-winning online bank, and an indirect, wholly-owned subsidiary of Ally Financial Inc. Collectively, Ally Financial Inc. and its subsidiaries offer a variety of deposit and banking products including CDs, online savings, money market and checking accounts, IRA products, automotive lending products to customers and dealers, corporate finance lending, insurance products and services, a cash back credit card, mortgage lending offerings through Ally Home, and wealth management solutions through Ally Invest.
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
The Condensed Consolidated Financial Statements at June 30, 2017, and for the three months and six months ended June 30, 2017, and 2016, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed on February 27, 2017, with the U.S. Securities and Exchange Commission (SEC).
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
In order to conclude whether or not a VIE is required to be consolidated, careful consideration and judgment must be given to our continuing involvement with the VIE. In circumstances where we have both the power to direct the activities of the entity that most significantly impact the entity's performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, we would conclude that we would consolidate the entity, which would also preclude us from recording an accounting sale on the transaction. In the case of a consolidated VIE, the accounting is consistent with a secured borrowing, (e.g., we continue to carry the loans and we record the related securitized debt on our Condensed Consolidated Balance Sheet).
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
Gains or losses on off-balance sheet securitizations and sales are reported in gain on mortgage and automotive loans, net, in our Condensed Consolidated Statement of Comprehensive Income. Retained interests are classified as securities or as other assets depending on their nature. On December 24, 2016, the risk retention rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Frank Act) of 2010 became effective, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations. This note was updated to address the Dodd-Frank Act risk retention rules and differs from our description in Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.
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
Recently Adopted Accounting Standards
Stock Compensation — Improvements to Employee Share-Based Payment Accounting (ASU 2016-09)
As of December 31, 2016, we adopted Accounting Standards Update (ASU) 2016-09. The amendments in this update changed several aspects of share-based payment accounting. The amendments allowed for an entity-wide accounting policy election to either account for forfeitures as they occur or estimate the number of awards that are expected to vest. We elected to account for forfeitures as they occur. The amendments modified the tax withholding requirements to allow entities to withhold an amount up to the employee’s maximum individual statutory tax rates without resulting in a liability classification of the award as opposed to limiting the withholding to the minimum statutory tax rates as required under previous accounting guidance. The amendments required that all excess tax benefits and tax deficiencies related to share-based payment awards be recognized in income tax expense or benefit in the income statement in the period in which they occur. The adoption of these amendments did not have a material impact to the financial statements. The amendments also addressed the classification and presentation of certain items on the cash flow statement. Specifically, cash flows related to excess tax benefits should be classified as an operating activity instead of a financing activity and cash flows related to cash paid to a tax authority by an employer when withholding shares from an employee’s award for tax withholding purposes should be classified as a financing activity. The adoption of the amendment requiring excess tax benefits to be classified as an operating activity did not have a material impact to our Condensed Consolidated Statement of Cash Flows. The adoption of the amendment requiring amounts paid to a tax authority by an employer when withholding shares from an employee’s award for tax withholding purposes to be classified as a financing activity resulted in the reclassification of cash flows in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016, of $14 million from operating activities to financing activities.
Recently Issued Accounting Standards
Revenue from Contracts with Customers (ASU 2014-09) and Revenue from Contracts with Customers — Deferral of the Effective Date (ASU 2015-14)
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09. The purpose of this guidance is to streamline and consolidate existing revenue recognition principles in GAAP and to converge revenue recognition principles with International Financial Reporting Standards (IFRS). The core principle of the amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the core principle, guidance on the accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. As originally issued, the amendments in ASU 2014-09 were to be effective beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the guidance until January 1, 2018, and permitted early adoption as of the original effective date in ASU 2014-09. The FASB created a transition resource group to work with stakeholders and clarify the new guidance as necessary. The FASB has issued several additional ASUs to clarify guidance and provide implementation support for ASU 2014-09. The clarifying guidance elaborates on the key concepts within ASU 2014-09 and clarifies how those concepts interact with other GAAP requirements. Management has considered these additional ASUs when assessing the overall impact of ASU 2014-09. The amendments to the revenue recognition principles can be applied on adoption either through a full retrospective application or on a modified retrospective basis with a cumulative effect adjustment on the date of initial adoption with certain practical expedients. A majority of our revenue streams are not within the scope of this ASU as they are governed by other accounting standards. Management has determined that certain revenue streams and contractual arrangements are in scope of this guidance, including deposit fees, revenue on certain noninsurance contracts, brokering commissions through our insurance operations, sales of other real estate owned, sales of repossessed and off-lease vehicles, remarketing fee income through SmartAuction, and fee income generated through Ally Invest. Management does not expect these amendments to impact current revenue recognition patterns for a majority of the in scope revenue streams and contracts. However, we expect that the application of this guidance to noninsurance contracts within our insurance business will result in the deferral of certain amounts we currently recognize as revenue and expense upon the origination of the contract and the immediate recognition of certain expenses upon the origination of the contract that are currently deferred. Our assessment is not final; however, we do not expect the impact of the new guidance to these specific contracts to be material to the financial statements. We currently plan to adopt this guidance as of January 1, 2018, and expect to use the modified retrospective approach.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Financial Instruments — Recognition and Measurement of Financial Assets (ASU 2016-01)
In January 2016, the FASB issued ASU 2016-01. The amendments in this update modify the requirements related to the measurement of certain financial instruments in the statement of financial condition and results of operations. For equity investments (other than investments accounted for using the equity method), entities must measure such instruments at fair value with changes in fair value recognized in net income. Changes in fair value for available-for-sale equity securities will no longer be recognized through other comprehensive income. Reporting entities may continue to elect to measure equity investments that do not have a readily determinable fair value at cost with adjustments for impairment and observable changes in price. In addition, for a liability (other than a derivative liability) that an entity measures at fair value, any change in fair value related to the instrument-specific credit risk, that is the entity’s own-credit, should be presented separately in other comprehensive income and not as a component of net income. The amendments are effective on January 1, 2018, with early adoption permitted solely for the provisions pertaining to instrument-specific credit risk for liabilities measured at fair value. The amendments must be applied on a modified retrospective basis with a cumulative effect adjustment as of the beginning of the fiscal year of initial adoption. The amendment requiring equity investments to be measured at fair value with changes in fair value recognized in net income will create additional volatility in our consolidated results of operations since changes in fair value for available-for-sale securities will be recognized in net income as opposed to other comprehensive income as required under existing accounting guidance. Management continues to evaluate the impact of the other amendments. However, we do not anticipate the other amendments to have a material impact to our financial statements. We currently plan to adopt these amendments on January 1, 2018, and expect to use the modified retrospective approach as required.
Leases (ASU 2016-02)
In February 2016, the FASB issued ASU 2016-02. The amendments in this update primarily replace the existing accounting requirements for operating leases for lessees. Lessee accounting requirements for finance leases and lessor accounting requirements for operating leases and sales type and direct financing leases (sales type and direct financing leases were both previously referred to as capital leases) are largely unchanged. The amendments require the lessee of an operating lease to record a balance sheet gross-up upon lease commencement by recognizing a right-of-use asset and lease liability equal to the present value of the lease payments. The right-of-use asset and lease liability should be derecognized in a manner that effectively yields a straight line lease expense over the lease term. In addition to the changes to the lessee operating lease accounting requirements, the amendments also change the types of costs that can be capitalized related to a lease agreement for both lessees and lessors for all types of leases. The amendments also require additional disclosures for all lease types for both lessees and lessors. The amendments are effective on January 1, 2019, with early adoption permitted. The amendments must be applied on a modified retrospective basis with a cumulative adjustment to the beginning of the earliest fiscal year presented in the financial statements in the period of adoption. Management is currently evaluating the impact of these amendments. Upon adoption, we expect to record a balance sheet gross-up, reflecting our right-of-use asset and lease liability for our operating leases where we are the lessee (for example, our facility leases). We are currently reviewing our operating lease contracts where we are the lessee to determine the impact of the gross-up and the changes to capitalizable costs. We are also reviewing our leases where we are the lessor to determine the impact of the changes to capitalizable costs. We currently plan to adopt these amendments on January 1, 2019, and expect to use the modified retrospective approach as required.
Financial Instruments — Credit Losses (ASU 2016-13)
In June 2016, the FASB issued ASU 2016-13. The amendments in this update introduce a new accounting model to measure credit losses for financial assets measured at amortized cost. Credit losses for financial assets measured at amortized cost should be determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. In effect, the financial asset or group of financial assets should be presented at the net amount expected to be collected. Credit losses will no longer be measured as they are incurred for financial assets measured at amortized cost. The amendments also modify the accounting for available-for-sale debt securities whereby credit losses will be recorded through an allowance for credit losses rather than a write-down to the security’s cost basis, which allows for reversals of credit losses when estimated credit losses decline. Credit losses for available-for-sale debt securities should be measured in a manner similar to current GAAP. The amendments are effective on January 1, 2020, with early adoption permitted as of January 1, 2019. The amendments must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption. The new accounting model for credit losses represents a significant departure from existing GAAP, and will likely materially increase the allowance for credit losses with a resulting negative adjustment to retained earnings. Management created a formal working group to govern the implementation of these amendments consisting of key stakeholders from finance, risk, and accounting and is currently evaluating the impact of the amendments. We are in the process of designing and building the models and procedures that will be used to calculate the credit loss reserves in accordance with these amendments. We currently plan to adopt these amendments on January 1, 2020, and expect to use the modified retrospective approach as required.
Statement of Cash Flows — Restricted Cash (ASU 2016-18)
In November 2016, the FASB issued ASU 2016-18. The amendments in this update require that amounts classified as restricted cash and restricted cash equivalents be included within the beginning-of-period and end-of-period amounts along with cash and cash equivalents on the statement of cash flows. Prior to this ASU, specific guidance on the presentation of changes in restricted cash and restricted cash equivalents within the statement of cash flows did not exist. The amendments are effective on January 1, 2018, with early adoption permitted. The amendments must be applied retrospectively to all periods presented within the statement of cash flows upon adoption. The amendments will not impact financial results, but will result in a change in the presentation of restricted cash and restricted cash equivalents within the statement of cash flows. We currently plan to adopt these amendments on January 1, 2018, and expect to use the retrospective approach as required.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Receivables — Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08)
In March 2017, the FASB issued ASU 2017-08. The amendments in this update require premiums on purchased callable debt securities to be amortized to the security’s earliest call date. Prior to this ASU, premiums and discounts on purchased callable debt securities were generally required to be amortized to the security’s maturity date. The amendments do not require an accounting change for securities held at a discount. The amendments are effective on January 1, 2019, with early adoption permitted. The amendments must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption. Management is currently evaluating the impact of these amendments. We currently plan to adopt these amendments on January 1, 2019, and expect to use the modified retrospective approach as required.
2.    Acquisitions
On June 1, 2016, we acquired 100% of the equity of TradeKing Group, Inc. (TradeKing), a digital wealth management company with an online broker-dealer, digital portfolio management platform, and educational content for $298 million in cash. TradeKing, which has been rebranded as Ally Invest, operates as a wholly-owned subsidiary of Ally Financial Inc. The addition of brokerage and wealth management is a natural extension of our online banking franchise, creating a full suite of financial products for savings and investments. We applied the acquisition method of accounting to this transaction, which generally requires the initial recognition of assets acquired, including identifiable intangible assets, and liabilities assumed at their respective fair value. Goodwill is recognized as the excess of the acquisition price after the recognition of the net assets, including the identifiable intangible assets. Beginning in June 2016, financial information related to Ally Invest is included within Corporate and Other.
The following table summarizes the allocation of cash consideration paid for TradeKing and the amounts of the identifiable assets acquired and liabilities assumed recognized at the acquisition date.

($ in millions)
Purchase price
Cash consideration	$298
Allocation of purchase price to net assets acquired
Intangible assets (a)	82
Cash and short-term investments (b)	50
Other assets	14
Deferred tax asset, net	4
Employee compensation and benefits	(41)
Other liabilities	(4)
Goodwill	$193

(a)	We recorded $2 million and $5 million of amortization on these intangible assets during the three months and six months ended June 30, 2017, respectively.

(b)	Includes $40 million in cash proceeds from the acquisition transaction in order to pay employee compensation and benefits that vested upon acquisition as a result of the change in control.
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
On August 1, 2016, we acquired assets that constitute a business from Blue Yield, an online automotive lender exchange which we rebranded as Clearlane, as we continue to expand our automotive finance offerings to include a direct-to-consumer option. We completed the acquisition for $28 million of total consideration. As a result of the purchase, we recognized $20 million of goodwill within Automotive Finance operations.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Pretax (loss) income	$(2)	$(2)	$(1)	$2
Tax benefit	—	(5)	—	(4)
4.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Remarketing fees	$27	$25	$56	$53
Late charges and other administrative fees	25	22	52	47
Servicing fees	14	18	30	31
Income from equity-method investments	5	5	5	11
Other, net	32	26	75	49
Total other income, net of losses	$103	$96	$218	$191
5.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2017	2016
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$149	$169
Less: Reinsurance recoverable	108	120
Net reserves for insurance losses and loss adjustment expenses at January 1,	41	49
Net insurance losses and loss adjustment expenses incurred related to:
Current year	211	221
Prior years (a)	2	(3)
Total net insurance losses and loss adjustment expenses incurred	213	218
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(183)	(184)
Prior years	(27)	(25)
Total net insurance losses and loss adjustment expenses paid or payable	(210)	(209)
Net reserves for insurance losses and loss adjustment expenses at June 30,	44	58
Plus: Reinsurance recoverable	135	106
Total gross reserves for insurance losses and loss adjustment expenses at June 30,	$179	$164

(a)	There have been no material adverse changes to the reserve for prior years.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

6.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Insurance commissions	$104	$97	$203	$191
Technology and communications	71	67	140	133
Lease and loan administration	39	34	75	66
Advertising and marketing	33	21	63	48
Regulatory and licensing fees	28	21	55	42
Vehicle remarketing and repossession	25	22	53	46
Professional services	27	26	53	50
Premises and equipment depreciation	23	21	45	42
Occupancy	11	12	23	25
Non-income taxes	8	8	16	17
Other	51	57	99	111
Total other operating expenses	$420	$386	$825	$771
7.    Investment Securities
Our portfolio of securities includes bonds, equity securities, asset-backed securities, commercial and residential mortgage-backed securities, and other investments. The cost, fair value, and gross unrealized gains and losses on investment securities were as follows.

	June 30, 2017				December 31, 2016
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury	$1,891	$—	$(39)	$1,852	$1,680	$—	$(60)	$1,620
U.S. States and political subdivisions	780	13	(11)	782	794	7	(19)	782
Foreign government	148	2	—	150	157	5	—	162
Agency mortgage-backed residential	13,809	39	(172)	13,676	10,473	29	(212)	10,290
Mortgage-backed residential	2,063	11	(36)	2,038	2,162	5	(70)	2,097
Mortgage-backed commercial	474	2	(1)	475	537	2	(2)	537
Asset-backed	1,010	6	(2)	1,014	1,396	6	(2)	1,400
Corporate debt	1,273	8	(9)	1,272	1,452	7	(16)	1,443
Total debt securities (a) (b)	21,448	81	(270)	21,259	18,651	61	(381)	18,331
Equity securities	549	9	(53)	505	642	7	(54)	595
Total available-for-sale securities	$21,997	$90	$(323)	$21,764	$19,293	$68	$(435)	$18,926
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential (c)	$1,143	$2	$(35)	$1,110	$839	$—	$(50)	$789
Asset-backed retained notes	46	—	—	46	—	—	—	—
Total held-to-maturity securities	$1,189	$2	$(35)	$1,156	$839	$—	$(50)	$789

(a)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million and $14 million at June 30, 2017, and December 31, 2016, respectively.

(b)
Investment securities with a fair value of $3,316 million and $4,881 million at June 30, 2017, and December 31, 2016, respectively, were pledged to secure advances from the Federal Home Loan Bank (FHLB), short-term borrowings or repurchase agreements and for other purposes as required by contractual obligation or law. Under these agreements, Ally has granted the counterparty the right to sell or pledge $1,420 million and $737 million of the underlying investment securities at June 30, 2017, and December 31, 2016, respectively.

(c)
Agency mortgage-backed residential debt securities are held for liquidity purposes. Securities with a fair value of $0 million and $87 million at June 30, 2017, and December 31, 2016, respectively, were pledged to secure advances from the FHLB.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of investment securities outstanding is summarized in the following tables. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2017
Fair value of available-for-sale debt securities (a)
U.S. Treasury	$1,852	1.7%	$—	—%	$21	1.7%	$1,831	1.7%	$—	—%
U.S. States and political subdivisions	782	3.1	38	2.5	45	2.4	165	2.8	534	3.3
Foreign government	150	2.5	—	—	68	2.6	82	2.4	—	—
Agency mortgage-backed residential	13,676	3.0	—	—	—	—	3	2.9	13,673	3.0
Mortgage-backed residential	2,038	2.9	—	—	—	—	—	—	2,038	2.9
Mortgage-backed commercial	475	3.1	—	—	—	—	3	2.9	472	3.1
Asset-backed	1,014	2.9	—	—	801	3.0	57	2.9	156	2.7
Corporate debt	1,272	2.9	125	2.3	617	2.6	496	3.2	34	5.2
Total available-for-sale debt securities	$21,259	2.9	$163	2.3	$1,552	2.8	$2,637	2.1	$16,907	3.0
Amortized cost of available-for-sale debt securities	$21,448		$163		$1,545		$2,675		$17,065
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,143	3.0%	$—	—%	$—	—%	$—	—%	$1,143	3.0%
Asset-backed retained notes	46	1.6	4	0.8	41	1.6	1	3.0	—	—
Total held-to-maturity securities	$1,189	2.9	$4	0.8	$41	1.6	$1	3.0	$1,143	3.0
December 31, 2016
Fair value of available-for-sale debt securities (a)
U.S. Treasury	$1,620	1.7%	$2	4.6%	$60	1.6%	$1,558	1.7%	$—	—%
U.S. States and political subdivisions	782	3.1	64	1.7	29	2.3	172	2.8	517	3.4
Foreign government	162	2.6	—	—	58	2.8	104	2.4	—	—
Agency mortgage-backed residential	10,290	2.9	—	—	—	—	29	2.6	10,261	2.9
Mortgage-backed residential	2,097	2.9	—	—	—	—	—	—	2,097	2.9
Mortgage-backed commercial	537	2.6	—	—	—	—	3	2.8	534	2.6
Asset-backed	1,400	2.8	—	—	1,059	2.8	143	3.2	198	2.6
Corporate debt	1,443	2.8	72	2.2	840	2.6	489	3.2	42	4.7
Total available-for-sale debt securities	$18,331	2.8	$138	2.0	$2,046	2.7	$2,498	2.2	$13,649	2.9
Amortized cost of available-for-sale debt securities	$18,651		$138		$2,040		$2,563		$13,910
Amortized cost of held-to-maturity securities (b)	$839	2.9%	$—	—%	$—	—%	$—	—%	$839	2.9%

(a)
Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.

(b)	Our held-to-maturity securities portfolio as of December 31, 2016, consisted of agency mortgage-backed residential debt securities.
The balances of cash equivalents were $1.2 billion and $291 million at June 30, 2017, and December 31, 2016, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents interest and dividends on investment securities.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Taxable interest	$130	$89	$249	$183
Taxable dividends	3	5	5	9
Interest and dividends exempt from U.S. federal income tax	6	5	11	9
Interest and dividends on investment securities	$139	$99	$265	$201
The following table presents gross gains and losses realized upon the sales of available-for-sale securities. There were no other-than-temporary impairments upon the sales of available-for-sale securities for either period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Gross realized gains	$24	$40	$51	$94
Gross realized losses (a)	(1)	(1)	(1)	(1)
Other gain on investments, net	$23	$39	$50	$93

(a)
Certain available-for-sale securities were sold at a loss in 2017 and 2016 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security). Any such sales were made in accordance with our risk management policies and practices.

The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the assessment of whether such losses were deemed to be other-than-temporary, we believe that the unrealized losses are not indicative of an other-than-temporary impairment of these securities. As of June 30, 2017, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, and we expect to recover the entire amortized cost basis of the securities. As of June 30, 2017, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at June 30, 2017. Refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	June 30, 2017				December 31, 2016
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury	$1,829	$(39)	$—	$—	$1,612	$(60)	$—	$—
U.S. States and political subdivisions	401	(10)	15	(1)	524	(19)	—	—
Foreign government	26	—	—	—	38	—	—	—
Agency mortgage-backed residential	9,293	(162)	448	(10)	8,052	(196)	587	(16)
Mortgage-backed residential	410	(6)	763	(30)	813	(17)	860	(53)
Mortgage-backed commercial	102	(1)	49	—	47	(1)	149	(1)
Asset-backed	293	(1)	107	(1)	375	(2)	127	—
Corporate debt	495	(7)	36	(2)	744	(14)	46	(2)
Total temporarily impaired debt securities	12,849	(226)	1,418	(44)	12,205	(309)	1,769	(72)
Temporarily impaired equity securities	140	(9)	124	(44)	151	(8)	269	(46)
Total temporarily impaired available-for-sale securities	$12,989	$(235)	$1,542	$(88)	$12,356	$(317)	$2,038	$(118)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

8.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at gross carrying value was as follows.

($ in millions)	June 30, 2017	December 31, 2016
Consumer automotive (a)	$66,774	$65,793
Consumer mortgage
Mortgage Finance (b)	8,866	8,294
Mortgage — Legacy (c)	2,428	2,756
Total consumer mortgage	11,294	11,050
Total consumer	78,068	76,843
Commercial
Commercial and industrial
Automotive	34,782	35,041
Other	3,620	3,248
Commercial real estate — Automotive	4,058	3,812
Total commercial	42,460	42,101
Total finance receivables and loans (d)	$120,528	$118,944

(a)
Includes $28 million and $43 million of fair value adjustment for loans in hedge accounting relationships at June 30, 2017, and December 31, 2016, respectively. Refer to Note 19 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $24 million and $30 million at June 30, 2017, and December 31, 2016, respectively, 3% of which are expected to start principal amortization in 2017, none in 2018, 34% in 2019, 43% in 2020, and none thereafter.

(c)
Includes loans originated as interest-only mortgage loans of $587 million and $714 million at June 30, 2017, and December 31, 2016, respectively, 7% of which are expected to start principal amortization in 2017, 2% in 2018, none in 2019, none in 2020, and 1% thereafter.

(d)
Totals include net increases of $439 million and $359 million at June 30, 2017, and December 31, 2016, respectively, for unearned income, unamortized premiums and discounts, and deferred fees and costs.

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended June 30, 2017 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at April 1, 2017	$941	$86	$128	$1,155
Charge-offs (a)	(290)	(6)	—	(296)
Recoveries	91	6	—	97
Net charge-offs	(199)	—	—	(199)
Provision for loan losses	260	(3)	12	269
Allowance at June 30, 2017	$1,002	$83	$140	$1,225

(a)
Represents the amount of the gross carrying value directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for more information regarding our charge-off policies.

Three months ended June 30, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at April 1, 2016	$850	$115	$112	$1,077
Charge-offs (a)	(227)	(9)	(1)	(237)
Recoveries	79	5	1	85
Net charge-offs	(148)	(4)	—	(152)
Provision for loan losses	168	(2)	6	172
Other (b)	(8)	—	—	(8)
Allowance at June 30, 2016	$862	$109	$118	$1,089

(a)
Represents the amount of the gross carrying value directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for more information regarding our charge-off policies.

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2017 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2017	$932	$91	$121	$1,144
Charge-offs (a)	(631)	(15)	—	(646)
Recoveries	181	13	—	194
Net charge-offs	(450)	(2)	—	(452)
Provision for loan losses	527	(6)	19	540
Other (b)	(7)	—	—	(7)
Allowance at June 30, 2017	$1,002	$83	$140	$1,225
Allowance for loan losses at June 30, 2017
Individually evaluated for impairment	$34	$31	$32	$97
Collectively evaluated for impairment	968	52	108	1,128
Finance receivables and loans at gross carrying value
Ending balance	$66,774	$11,294	$42,460	$120,528
Individually evaluated for impairment	380	242	151	773
Collectively evaluated for impairment	66,394	11,052	42,309	119,755

(a)
Represents the amount of the gross carrying value directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for more information regarding our charge-off policies.

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Six months ended June 30, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2016	$834	$114	$106	$1,054
Charge-offs (a)	(480)	(19)	(1)	(500)
Recoveries	159	9	1	169
Net charge-offs	(321)	(10)	—	(331)
Provision for loan losses	375	5	12	392
Other (b)	(26)	—	—	(26)
Allowance at June 30, 2016	$862	$109	$118	$1,089
Allowance for loan losses at June 30, 2016
Individually evaluated for impairment	$26	$37	$23	$86
Collectively evaluated for impairment	836	72	95	1,003
Finance receivables and loans at gross carrying value
Ending balance	$63,281	$11,084	$38,288	$112,653
Individually evaluated for impairment	348	254	122	724
Collectively evaluated for impairment	62,933	10,830	38,166	111,929

(a)
Represents the amount of the gross carrying value directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for more information regarding our charge-off policies.

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.
The following table presents information about significant sales of finance receivables and loans and transfers of finance receivables and loans from held-for-investment to held-for-sale.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Consumer automotive	$85	$1,560	$1,298	$4,159
Consumer mortgage	3	4	6	6
Commercial	—	28	—	28
Total sales and transfers	$88	$1,592	$1,304	$4,193

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about significant purchases of finance receivables and loans.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Consumer automotive	$611	$—	$679	$—
Consumer mortgage	809	1,018	1,136	2,388
Total purchases of finance receivables and loans	$1,420	$1,018	$1,815	$2,388
The following table presents an analysis of our past due finance receivables and loans recorded at gross carrying value.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
June 30, 2017
Consumer automotive	$1,569	$350	$236	$2,155	$64,619	$66,774
Consumer mortgage
Mortgage Finance	32	3	6	41	8,825	8,866
Mortgage — Legacy	34	18	55	107	2,321	2,428
Total consumer mortgage	66	21	61	148	11,146	11,294
Total consumer	1,635	371	297	2,303	75,765	78,068
Commercial
Commercial and industrial
Automotive	18	—	8	26	34,756	34,782
Other	—	—	—	—	3,620	3,620
Commercial real estate — Automotive	—	—	—	—	4,058	4,058
Total commercial	18	—	8	26	42,434	42,460
Total consumer and commercial	$1,653	$371	$305	$2,329	$118,199	$120,528
December 31, 2016
Consumer automotive	$1,850	$428	$302	$2,580	$63,213	$65,793
Consumer mortgage
Mortgage Finance	39	6	4	49	8,245	8,294
Mortgage — Legacy	45	18	57	120	2,636	2,756
Total consumer mortgage	84	24	61	169	10,881	11,050
Total consumer	1,934	452	363	2,749	74,094	76,843
Commercial
Commercial and industrial
Automotive	3	—	7	10	35,031	35,041
Other	—	—	—	—	3,248	3,248
Commercial real estate — Automotive	—	—	—	—	3,812	3,812
Total commercial	3	—	7	10	42,091	42,101
Total consumer and commercial	$1,937	$452	$370	$2,759	$116,185	$118,944

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the gross carrying value of our finance receivables and loans on nonaccrual status.

($ in millions)	June 30, 2017	December 31, 2016
Consumer automotive	$540	$598
Consumer mortgage
Mortgage Finance	9	10
Mortgage — Legacy	83	89
Total consumer mortgage	92	99
Total consumer	632	697
Commercial
Commercial and industrial
Automotive	75	33
Other	69	84
Commercial real estate — Automotive	7	5
Total commercial	151	122
Total consumer and commercial finance receivables and loans	$783	$819
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

	June 30, 2017			December 31, 2016
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$66,234	$540	$66,774	$65,195	$598	$65,793
Consumer mortgage
Mortgage Finance	8,857	9	8,866	8,284	10	8,294
Mortgage — Legacy	2,345	83	2,428	2,667	89	2,756
Total consumer mortgage	11,202	92	11,294	10,951	99	11,050
Total consumer	$77,436	$632	$78,068	$76,146	$697	$76,843
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at gross carrying value.

	June 30, 2017			December 31, 2016
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial and industrial
Automotive	$32,851	$1,931	$34,782	$33,160	$1,881	$35,041
Other	2,859	761	3,620	2,597	651	3,248
Commercial real estate — Automotive	3,906	152	4,058	3,653	159	3,812
Total commercial	$39,616	$2,844	$42,460	$39,410	$2,691	$42,101

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about our impaired finance receivables and loans.

($ in millions)	Unpaid principal balance (a)	Gross carrying value	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
June 30, 2017
Consumer automotive	$396	$380	$102	$278	$34
Consumer mortgage
Mortgage Finance	8	8	4	4	—
Mortgage — Legacy	238	234	55	179	31
Total consumer mortgage	246	242	59	183	31
Total consumer	642	622	161	461	65
Commercial
Commercial and industrial
Automotive	75	75	27	48	5
Other	78	69	10	59	26
Commercial real estate — Automotive	7	7	3	4	1
Total commercial	160	151	40	111	32
Total consumer and commercial finance receivables and loans	$802	$773	$201	$572	$97
December 31, 2016
Consumer automotive	$407	$370	$131	$239	$28
Consumer mortgage
Mortgage Finance	8	8	3	5	—
Mortgage — Legacy	243	239	56	183	34
Total consumer mortgage	251	247	59	188	34
Total consumer	658	617	190	427	62
Commercial
Commercial and industrial
Automotive	33	33	7	26	3
Other	99	84	—	84	19
Commercial real estate — Automotive	5	5	2	3	1
Total commercial	137	122	9	113	23
Total consumer and commercial finance receivables and loans	$795	$739	$199	$540	$85

(a)	Adjusted for charge-offs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present average balance and interest income for our impaired finance receivables and loans.

	2017		2016
Three months ended June 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$391	$5	$341	$4
Consumer mortgage
Mortgage Finance	8	—	8	—
Mortgage — Legacy	238	3	251	3
Total consumer mortgage	246	3	259	3
Total consumer	637	8	600	7
Commercial
Commercial and industrial
Automotive	54	1	35	—
Other	73	8	65	—
Commercial real estate — Automotive	6	—	6	—
Total commercial	133	9	106	—
Total consumer and commercial finance receivables and loans	$770	$17	$706	$7

	2017		2016
Six months ended June 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$381	$10	$335	$8
Consumer mortgage
Mortgage Finance	8	—	8	—
Mortgage — Legacy	239	5	253	5
Total consumer mortgage	247	5	261	5
Total consumer	628	15	596	13
Commercial
Commercial and industrial
Automotive	47	1	32	—
Other	77	8	56	1
Commercial real estate — Automotive	6	—	7	—
Total commercial	130	9	95	1
Total consumer and commercial finance receivables and loans	$758	$24	$691	$14
Troubled Debt Restructurings
Troubled Debt Restructurings (TDRs) are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For automotive loans, we may offer several types of assistance to aid our customers, including extension of the loan maturity date and rewriting the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at gross carrying value were $690 million and $663 million at June 30, 2017, and December 31, 2016, respectively. Commercial commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $4 million and $2 million at June 30, 2017, and December 31, 2016, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present information related to finance receivables and loans recorded at gross carrying value modified in connection with a TDR during the period.

	2017			2016
Three months ended June 30, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	5,762	$103	$88	4,767	$79	$68
Consumer mortgage
Mortgage Finance	—	—	—	2	1	1
Mortgage — Legacy	19	3	2	26	4	4
Total consumer mortgage	19	3	2	28	5	5
Total consumer	5,781	106	90	4,795	84	73
Commercial
Commercial and industrial
Other	1	21	21	—	—	—
Total commercial	1	21	21	—	—	—
Total consumer and commercial finance receivables and loans	5,782	$127	$111	4,795	$84	$73

	2017			2016
Six months ended June 30, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	12,209	$218	$187	10,389	$168	$144
Consumer mortgage
Mortgage Finance	1	—	—	3	2	2
Mortgage — Legacy	72	15	14	57	8	8
Total consumer mortgage	73	15	14	60	10	10
Total consumer	12,282	233	201	10,449	178	154
Commercial
Commercial and industrial
Other	2	44	44	—	—	—
Total commercial	2	44	44	—	—	—
Total consumer and commercial finance receivables and loans	12,284	$277	$245	10,449	$178	$154

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

	2017			2016
Three months ended June 30, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	2,143	$25	$17	1,858	$23	$13
Consumer mortgage
Mortgage Finance	—	—	—	—	—	—
Mortgage — Legacy	—	—	—	2	—	—
Total consumer finance receivables and loans	2,143	$25	$17	1,860	$23	$13

	2017			2016
Six months ended June 30, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	4,132	$49	$33	3,658	$46	$25
Consumer mortgage
Mortgage Finance	1	1	—	—	—	—
Mortgage — Legacy	—	—	—	3	—	—
Total consumer finance receivables and loans	4,133	$50	$33	3,661	$46	$25
9.    Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	June 30, 2017	December 31, 2016
Vehicles	$12,136	$14,584
Accumulated depreciation	(2,419)	(3,114)
Investment in operating leases, net	$9,717	$11,470
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Depreciation expense on operating lease assets (excluding remarketing gains)	$353	$520	$739	$1,085
Remarketing gains	(32)	(86)	(29)	(141)
Net depreciation expense on operating lease assets	$321	$434	$710	$944
10.    Securitizations and Variable Interest Entities
We are involved in several types of securitization and financing transactions that utilize special-purpose entities (SPEs). A SPE is a legal entity that is designed to fulfill a specified limited need of the sponsor. Our principal use of SPEs is to obtain liquidity by securitizing certain of our financial assets and operating lease assets.
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
The pretax gain on sales of financial assets into nonconsolidated consumer automotive securitization trusts was $0 million and $2 million for the three months and six months ended June 30, 2017, respectively. There were no pretax gains or losses for the three months and six months ended June 30, 2016.
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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
June 30, 2017
On-balance sheet variable interest entities
Consumer automotive	$18,495	(b)	$7,941	(c)
Commercial automotive	14,052		4,657
Off-balance sheet variable interest entities
Consumer automotive	48	(d)	—		$2,662	$2,710	(e)
Commercial other	539	(f)	229	(g)	—	719	(h)
Total	$33,134		$12,827		$2,662	$3,429
December 31, 2016
On-balance sheet variable interest entities
Consumer automotive	$20,869	(b)	$8,557	(c)
Commercial automotive	16,278		4,764
Off-balance sheet variable interest entities
Consumer automotive	24	(d)	—		$2,899	$2,923	(e)
Commercial other	460	(f)	169	(g)	—	651	(h)
Total	$37,631		$13,490		$2,899	$3,574

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $9.0 billion and $9.6 billion of assets that are not encumbered by VIE beneficial interests held by third parties at June 30, 2017, and December 31, 2016, respectively. Ally or consolidated affiliates hold the interests in these assets, which eliminate in consolidation.

(c)
Includes $87 million and $50 million of liabilities due to consolidated affiliates at June 30, 2017, and December 31, 2016, respectively. These liabilities are not obligations to third-party beneficial interest holders. These liabilities are secured by a portion of the unencumbered assets and eliminate in consolidation.

(d)
Includes $46 million classified as held-to-maturity securities and $2 million classified as other assets at June 30, 2017. Of the total amount at June 30, 2017, $48 million represents retained notes and certificated residual interests. These assets represent our compliance with the risk retention rules under the Dodd-Frank Act, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations, which became effective on December 24, 2016. Amounts at December 31, 2016, are classified as other assets.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Cash Flows with Off-balance Sheet Securitization Entities
The following table summarizes cash flows received and paid related to securitization entities and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the six months ended June 30, 2017, and 2016. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Six months ended June 30, ($ in millions)	Consumer automotive
2017
Cash proceeds from transfers completed during the period	$1,187
Cash disbursements for repurchases during the period (a)	(491)
Servicing fees	18
Cash flows received on retained interests in securitization entities	10
Other cash flows	4
2016
Cash proceeds from transfers completed during the period	$1,604
Servicing fees	17
Other cash flows	5

(a)	During the second quarter of 2017, we elected to not renew a retail automotive credit conduit facility and also purchased the related retail automotive loans and settled associated retained interests.
Delinquencies and Net Credit Losses
The following tables represent on-balance sheet loans held-for-sale and finance receivables and loans, off-balance sheet securitizations, and whole-loan sales where we have continuing involvement. The tables present quantitative information about delinquencies and net credit losses.

	Total Amount		Amount 60 days or more past due
($ in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
On-balance sheet loans
Consumer automotive	$66,774	$65,793	$586	$730
Consumer mortgage	11,297	11,050	82	85
Commercial automotive	38,840	38,853	8	7
Commercial other	3,634	3,248	—	—
Total on-balance sheet loans	120,545	118,944	676	822
Off-balance sheet securitization entities
Consumer automotive	2,662	2,392	13	13
Total off-balance sheet securitization entities	2,662	2,392	13	13
Whole-loan sales (a)	1,947	3,164	3	6
Total	$125,154	$124,500	$692	$841

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Net credit losses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
On-balance sheet loans
Consumer automotive	$199	$148	$450	$321
Consumer mortgage	—	4	2	10
Total on-balance sheet loans	199	152	452	331
Off-balance sheet securitization entities
Consumer automotive	3	2	6	4
Total off-balance sheet securitization entities	3	2	6	4
Whole-loan sales (a)	1	1	2	1
Total	$203	$155	$460	$336

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.
11.    Servicing Activities
Automotive Finance Servicing Activities
We service consumer automotive contracts. Historically, we have sold a portion of our consumer automotive contracts. With respect to contracts we sell, we generally retain the right to service and earn a servicing fee for our servicing function. We have concluded that the fee we are paid for servicing consumer automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automotive servicing fee income of $14 million and $30 million during the three months and six months ended June 30, 2017, respectively, compared to $18 million and $31 million during the three months and six months ended June 30, 2016.
Automotive Finance Serviced Assets
The current unpaid principal balance and any related unamortized deferred fees and costs of total serviced automotive finance loans and leases outstanding were as follows.

($ in millions)	June 30, 2017	December 31, 2016
On-balance sheet automotive finance loans and leases
Consumer automotive	$66,491	$65,646
Commercial automotive	38,840	38,853
Operating leases	9,615	11,311
Other	67	67
Off-balance sheet automotive finance loans
Securitizations	2,690	2,412
Whole-loan sales	1,964	3,191
Total serviced automotive finance loans and leases	$119,667	$121,480

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

12.    Other Assets
The components of other assets were as follows.

($ in millions)	June 30, 2017	December 31, 2016
Property and equipment at cost	$985	$901
Accumulated depreciation	(565)	(525)
Net property and equipment	420	376
Restricted cash collections for securitization trusts (a)	1,259	1,694
Nonmarketable equity investments (b)	938	1,046
Net deferred tax assets	764	994
Accrued interest and rent receivables	470	476
Goodwill (c)	240	240
Cash reserve deposits held for securitization trusts (d)	143	184
Other accounts receivable	115	100
Restricted cash and cash equivalents	113	111
Cash collateral placed with counterparties	103	167
Fair value of derivative contracts in receivable position (e)	41	95
Other assets	1,347	1,371
Total other assets	$5,953	$6,854

(a)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)
Includes investments in FHLB stock of $454 million and $577 million at June 30, 2017, and December 31, 2016, respectively; and Federal Reserve Bank (FRB) stock of $444 million and $435 million at June 30, 2017, and December 31, 2016, respectively.

(c)
Includes goodwill of $27 million at our Insurance operations at both June 30, 2017, and December 31, 2016; $193 million within Corporate and Other at both June 30, 2017, and December 31, 2016; and $20 million within Automotive Finance operations at both June 30, 2017, and December 31, 2016. No changes to the carrying amount of goodwill were recorded during the six months ended June 30, 2017.

(d)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

(e)	For additional information on derivative instruments and hedging activities, refer to Note 19.
13.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	June 30, 2017	December 31, 2016
Noninterest-bearing deposits	$107	$84
Interest-bearing deposits
Savings and money market checking accounts	50,732	46,976
Certificates of deposit	35,299	31,795
Dealer deposits	45	167
Total deposit liabilities	$86,183	$79,022
At June 30, 2017, and December 31, 2016, certificates of deposit included $13.2 billion and $12.1 billion, respectively, of certificates of deposit in denominations of $100 thousand or more. At June 30, 2017, and December 31, 2016, certificates of deposit included $3.7 billion and $3.5 billion, respectively, in denominations in excess of $250 thousand federal insurance limits.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

14.    Debt
Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	June 30, 2017				December 31, 2016
($ in millions)	Unsecured		Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,457		$—	$3,457	$3,622	$—	$3,622
Federal Home Loan Bank	—		4,300	4,300	—	7,875	7,875
Financial instruments sold under agreements to repurchase	—		1,706	1,706	—	1,176	1,176
Other	1,249	(b)	—	1,249	—	—	—
Total short-term borrowings	$4,706		$6,006	$10,712	$3,622	$9,051	$12,673

(a)	Refer to the section below titled Long-term Debt for further details on assets restricted as collateral for payment of the related debt.

(b)	Balance represents private unsecured committed credit facility and includes debt issuance costs of $1 million as of June 30, 2017. This debt is scheduled to mature in December 2017.
We periodically enter into term repurchase agreements, short-term borrowing agreements in which we sell financial instruments to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of June 30, 2017, the financial instruments sold under agreements to repurchase consisted of $139 million of U.S. Treasury securities set to mature within the next 30 days, and agency mortgage-backed residential debt securities set to mature as follows: $652 million within the next 30 days, $348 million within 31 to 60 days, and $183 million within 61 to 90 days. For further details refer to Note 7 and Note 22. Additionally, in December 2016, we sold asset-backed automotive financial instruments, which are our retained interests from certain on-balance sheet securitizations, subject to a repurchase agreement initially set to mature by July 2017 in exchange for $500 million, which was recorded as a short-term secured borrowing. As of June 30, 2017, the balance was $384 million. In July 2017, we extended the maturity of this repurchase agreement to March 2018. The asset-backed automotive financial instruments that we sold subject to the repurchase agreement are secured by finance receivables that we have securitized. Refer to Note 10 for additional information on our securitization activities.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. As of June 30, 2017, we placed cash collateral totaling $11 million with counterparties under these collateral arrangements associated with our repurchase agreements.
Long-term Debt
The following table presents the composition of our long-term debt portfolio.

	June 30, 2017			December 31, 2016
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$3,342	$8,402	$11,744	$4,274	$10,279	$14,553
Due after one year (a)	13,909	23,192	37,101	15,450	23,810	39,260
Fair value adjustment (b)	309	(9)	300	326	(11)	315
Total long-term debt (c)	$17,560	$31,585	$49,145	$20,050	$34,078	$54,128

(a)	Includes $2.6 billion of trust preferred securities at both June 30, 2017, and December 31, 2016.

(b)	Represents the fair value adjustment associated with the application of hedge accounting on certain of our long-term debt positions. Refer to Note 19 for additional information.

(c)	Includes advances from the FHLB of Pittsburgh of $6.5 billion and $6.1 billion at June 30, 2017, and December 31, 2016, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining maturity of long-term debt at June 30, 2017, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2017	2018	2019	2020	2021	2022 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$1,792	$3,700	$1,681	$2,249	$638	$8,473	$309	$18,842
Original issue discount	(47)	(100)	(39)	(39)	(43)	(1,014)	—	(1,282)
Total unsecured	1,745	3,600	1,642	2,210	595	7,459	309	17,560
Secured
Long-term debt	4,824	7,928	8,610	6,109	2,566	1,557	(9)	31,585
Total long-term debt	$6,569	$11,528	$10,252	$8,319	$3,161	$9,016	$300	$49,145
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	June 30, 2017			December 31, 2016
($ in millions)	Total (a)		Ally Bank	Total (a)		Ally Bank
Investment securities (b)	$3,260		$1,896	$4,895		$4,231
Mortgage assets held-for-investment and lending receivables	11,193		11,193	10,954		10,954
Consumer automotive finance receivables (b)	25,658		4,421	27,846		5,751
Commercial automotive finance receivables	17,883		17,733	19,487		19,280
Investment in operating leases, net	956		28	2,040		913
Total assets restricted as collateral (c) (d)	$58,950		$35,271	$65,222		$41,129
Secured debt	$37,591	(e)	$17,194	$43,129	(e)	$22,149

(a)	Ally Bank is a component of the total column.

(b)
A portion of the restricted investment securities and consumer automotive finance receivables are restricted under repurchase agreements. Refer to the section above titled Short-term Borrowings for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $17.1 billion and $19.0 billion at June 30, 2017, and December 31, 2016, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans and investment securities. Ally Bank has access to the FRB Discount Window. Ally Bank had assets pledged and restricted as collateral to the FRB totaling $2.4 billion at both June 30, 2017, and December 31, 2016, respectively. These assets were composed of consumer automotive finance receivables and loans and operating lease assets. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 12 for additional information.

(e)	Includes $6.0 billion and $9.1 billion of short-term borrowings at June 30, 2017, and December 31, 2016, respectively.
Trust Preferred Securities
At June 30, 2017, we have issued and outstanding approximately $2.6 billion in aggregate liquidation preference of 8.125% Fixed Rate / Floating Rate Trust Preferred Securities, Series 2 (Series 2 TRUPS). Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions were payable at an annual rate of 8.125% payable quarterly in arrears, through but excluding February 15, 2016. From and including February 15, 2016, to but excluding February 15, 2040, distributions will be payable at an annual rate equal to three-month London interbank offer rate plus 5.785% payable quarterly in arrears, beginning May 15, 2016. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time on or after February 15, 2016, may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case.
Funding Facilities
We utilize both committed credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

As of June 30, 2017, Ally Bank had exclusive access to $2.0 billion of funding capacity from committed credit facilities. Funding programs supported by the FRB and the FHLB complement Ally Bank’s private collateralized funding vehicles.
The total capacity in our committed funding facilities is provided by banks through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At June 30, 2017, $15.6 billion of our $16.4 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of June 30, 2017, we had $2.6 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.
Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Bank funding
Secured (b)	$1,750	$3,250	$250	$350	$2,000	$3,600
Parent funding
Secured	10,880	11,550	2,295	1,975	13,175	13,525
Unsecured	1,250	—	—	1,250	1,250	1,250
Total committed facilities	$13,880	$14,800	$2,545	$3,575	$16,425	$18,375

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

(b)	Excludes off-balance sheet credit facility amounts.
15.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	June 30, 2017	December 31, 2016
Accounts payable	$871	$649
Employee compensation and benefits	182	232
Reserves for insurance losses and loss adjustment expenses	179	149
Fair value of derivative contracts in payable position (a)	43	95
Deferred revenue	40	56
Cash collateral received from counterparties	6	10
Other liabilities	571	546
Total accrued expenses and other liabilities	$1,892	$1,737

(a)	For additional information on derivative instruments and hedging activities, refer to Note 19.
16.    Accumulated Other Comprehensive (Loss) Income
The following table presents changes, net of tax, in each component of accumulated other comprehensive (loss) income.

($ in millions)	Unrealized gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive (loss) income
Balance at December 31, 2015	$(159)	$9	$8	$(89)	$(231)
2016 net change	262	5	—	(1)	266
Balance at June 30, 2016	$103	$14	$8	$(90)	$35
Balance at December 31, 2016	$(273)	$14	$8	$(90)	$(341)
2017 net change	96	—	1	(1)	96
Balance at June 30, 2017	$(177)	$14	$9	$(91)	$(245)

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 19.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present the before- and after-tax changes in each component of accumulated other comprehensive (loss) income.

Three months ended June 30, 2017 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$132		$(37)		$95
Less: Net realized gains reclassified to income from continuing operations	23	(a)	(3)	(b)	20
Net change	109		(34)		75
Translation adjustments
Net unrealized gains arising during the period	4		(1)		3
Net investment hedges (c)
Net unrealized losses arising during the period	(4)		1		(3)
Cash flow hedges (c)
Net unrealized gains arising during the period	1		—		1
Other comprehensive income	$110		$(34)		$76

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 19.

Three months ended June 30, 2016 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$185		$(25)		$160
Less: Net realized gains reclassified to income from continuing operations	39	(a)	1	(b)	40
Net change	146		(26)		120
Translation adjustments
Net unrealized losses arising during the period	(1)		—		(1)
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(1)		—		(1)
Net change	—		—		—
Other comprehensive income	$146		$(26)		$120

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Six months ended June 30, 2017 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$183		$(42)		$141
Less: Net realized gains reclassified to income from continuing operations	50	(a)	(5)	(b)	45
Net change	133		(37)		96
Translation adjustments
Net unrealized gains arising during the period	6		(2)		4
Net investment hedges (c)
Net unrealized losses arising during the period	(6)		2		(4)
Cash flow hedges (c)
Net unrealized gains arising during the period	1		—		1
Defined benefit pension plans
Net unrealized losses arising during the period	(1)		—		(1)
Other comprehensive income	$133		$(37)		$96

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 19.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2016 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized gains arising during the period	$465		$(129)		$336
Less: Net realized gains reclassified to income from continuing operations	93	(a)	(19)	(b)	74
Net change	372		(110)		262
Translation adjustments
Net unrealized gains arising during the period	12		(5)		7
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(1)		—		(1)
Net change	13		(5)		8
Net investment hedges (c)
Net unrealized losses arising during the period	(6)		3		(3)
Defined benefit pension plans
Net unrealized losses arising during the period	(1)		—		(1)
Other comprehensive income	$378		$(112)		$266

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 19.
17.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data; shares in thousands) (a)	2017	2016	2017	2016
Net income from continuing operations	$254	$357	$467	$604
Preferred stock dividends	—	(15)	—	(30)
Net income from continuing operations attributable to common shareholders	254	342	467	574
(Loss) income from discontinued operations, net of tax	(2)	3	(1)	6
Net income attributable to common shareholders	$252	$345	$466	$580
Basic weighted-average common shares outstanding (b)	457,891	485,370	461,904	484,802
Diluted weighted-average common shares outstanding (b)	458,819	486,074	462,802	485,364
Basic earnings per common share
Net income from continuing operations	$0.55	$0.70	$1.01	$1.18
(Loss) income from discontinued operations, net of tax	(0.01)	0.01	—	0.01
Net income	$0.55	$0.71	$1.01	$1.20
Diluted earnings per common share
Net income from continuing operations	$0.55	$0.70	$1.01	$1.18
(Loss) income from discontinued operations, net of tax	(0.01)	0.01	—	0.01
Net income	$0.55	$0.71	$1.01	$1.19

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)	Includes shares related to share-based compensation that vested but were not yet issued for the three months and six months ended June 30, 2017, and 2016.
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
On March 7, 2016, Ally Bank received approval from the FRB to become a state member bank. Ally Bank is now regulated by the FRB through the Federal Reserve Bank of Chicago, as well as the Utah Department of Financial Institutions (UDFI). As a requirement of FRB membership, we held $444 million of FRB stock at June 30, 2017. In addition, in connection with the application for membership in the Federal Reserve System, Ally Bank made commitments to the FRB relating to capital, liquidity, and business plan requirements. These commitments are consistent with the prior requirements under the now-terminated Capital and Liquidity Maintenance Agreement with the Federal Deposit Insurance Corporation (FDIC), including the requirement to maintain capital at a level such that Ally Bank’s Tier 1 leverage ratio is at least 15%. For this purpose, the Tier 1 leverage ratio is determined in accordance with the FRB's regulations related to capital adequacy.
Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	June 30, 2017		December 31, 2016		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$13,066	9.47%	$12,978	9.37%	4.50%		(a)
Ally Bank	18,975	17.89	17,888	16.70	4.50		6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,417	11.18%	$15,147	10.93%	6.00%		6.00%
Ally Bank	18,975	17.89	17,888	16.70	6.00		8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$17,704	12.83%	$17,419	12.57%	8.00%		10.00%
Ally Bank	19,651	18.53	18,458	17.24	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (b)
Ally Financial Inc.	$15,417	9.51%	$15,147	9.54%	4.00%		(a)
Ally Bank	18,975	15.31	17,888	15.21	15.00	(c)	5.00%

(a)	Currently, there is no ratio component for determining whether a BHC is "well-capitalized."

(b)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(c)	Ally Bank has committed to the FRB to maintain a Tier 1 leverage ratio of at least 15%.
At June 30, 2017, Ally and Ally Bank were “well-capitalized” and met all applicable capital requirements to which each was subject.
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
As part of the 2016 Comprehensive Capital Analysis and Review (CCAR) process, we received non-objection from the FRB for capital actions which included a quarterly cash dividend of $0.08 per share of our common stock and the ability to repurchase up to $700 million of our common stock from time to time through the second quarter of 2017. Our first common stock dividend of $0.08 per share was paid during the third quarter of 2016 and we paid a cash dividend of $0.08 per share on our common stock during each subsequent quarter through the second quarter of 2017. Additionally, the Ally Board of Directors authorized a common stock repurchase program of up to $700 million beginning in the third quarter of 2016 and continuing through the second quarter of 2017. Under that program, we repurchased $699 million, or 35,625,615 shares of common stock. At June 30, 2017, we had 452,291,918 shares of common stock outstanding, representing a decrease of 6.5% compared to 483,753,360 shares of common stock outstanding at June 30, 2016.
On April 5, 2017, we submitted our 2017 capital plan and stress test results to the FRB. On June 23, 2017, we publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On June 28, 2017, we received a non-objection to our capital plan from the FRB, including the proposed capital actions contained in our submission. The capital actions include a 50% increase in the quarterly cash dividend on common stock from $0.08 per share to $0.12 per share, and a 9% increase in our share repurchase program, which has been authorized by the Ally Board of Directors, permitting us to repurchase up to $760 million of our common stock from time to time from the third quarter of 2017 through the second quarter of 2018. On July 18, 2017, the Ally Board of Directors declared a quarterly cash dividend payment of $0.12 per share on all common stock. Refer to Note 26 for further information regarding this common share dividend.
Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review of and non-objection to the actions that we propose each year in our annual capital plan. The amount and size of any future dividends and share repurchases will depend upon our results of operations, capital levels, future opportunities, consideration and approval by the Ally Board of Directors, and other considerations.
In January 2017, the FRB finalized a rule amending the capital planning and stress testing rules, effective for the 2017 cycle. The final rule, among other things, revised the capital plan rule to no longer subject large and noncomplex firms, including Ally, to the provisions of the rule whereby the FRB may object to a capital plan on the basis of qualitative deficiencies in the firm’s capital planning process. Under the

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

final rule, the qualitative assessment of Ally’s capital plan is conducted outside of the CCAR process, through the supervisory review process. For the 2017 cycle, the FRB's qualitative assessment of Ally's capital plan began in the third quarter of 2017. The final rule also decreased the de minimis threshold for the amount of capital that Ally could distribute to shareholders outside of an approved capital plan without seeking prior approval of the FRB, and modified Ally's reporting requirements to reduce certain reporting burdens related to capital planning and stress testing.
19.    Derivative Instruments and Hedging Activities
We enter into interest rate, foreign-currency, and equity swaps, futures, forwards, and options in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including available-for-sale securities, automotive loan assets, and debt. We use foreign exchange contracts to mitigate foreign-currency risk associated with foreign-currency-denominated debt, foreign exchange transactions, and our net investment in foreign subsidiaries. In addition, we also enter into equity option contracts to manage our exposure to the equity markets. Our primary objective for utilizing derivative financial instruments is to manage interest rate risk associated with our fixed- and variable-rate assets and liabilities, foreign exchange risks related to our foreign-currency denominated assets and liabilities, and market risks related to our investment portfolio and certain of our executive share-based compensation plans.
Interest Rate Risk
We monitor our mix of fixed- and variable-rate assets and liabilities. We may enter into interest rate swaps, forwards, futures, options, and swaptions to achieve our desired mix of fixed- and variable-rate assets and liabilities. We execute interest rate swaps, forwards, futures, and options to modify our exposure to interest rate risk by converting certain fixed-rate instruments to a variable-rate and certain variable-rate instruments to a fixed-rate. We use a mix of both derivatives that qualify for hedge accounting treatment and economic hedges.
Derivatives qualifying for hedge accounting consist of receive-fixed swaps designated as fair value hedges of specific fixed-rate unsecured debt obligations, receive-fixed swaps designated as fair value hedges of specific fixed-rate FHLB advances and pay-fixed swaps designated as fair value hedges of specific portfolios of fixed-rate held-for-investment retail automotive loan assets. As of June 30, 2017, there were no open hedges related to our held-for-investment retail automotive loan assets. Periodically, we may also execute fair value hedges of U.S. Treasury positions within our available-for-sale investment portfolio. Other derivatives qualifying for hedge accounting consist of pay-fixed swaps designated as cash flow hedges of the expected future cash flows in the form of interest payments on certain variable-rate borrowings.
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
We also enter into interest rate lock commitments and forward-sale commitments that are executed as part of our mortgage business that meet the accounting definition of a derivative.
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
To mitigate the risk of counterparty default, we maintain collateral agreements with certain counterparties. The agreements generally require both parties to post collateral in the event the fair values of the derivative financial instruments meet posting thresholds established under the agreements. In the event that either party defaults on the obligation, the secured party may seize the collateral. Generally, our

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

collateral arrangements are bilateral such that we and the counterparty post collateral for the value of our total obligation to each other. Contractual terms provide for standard and customary exchange of collateral based on changes in the market value of the outstanding derivatives. The securing party posts additional collateral when their obligation rises or removes collateral when it falls. These payments are characterized as collateral for over-the-counter (OTC) derivatives. For exchange-traded derivatives, these payments are recognized as settlements rather than collateral.
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. No such specified credit risk related events occurred during the second quarter of 2017 or 2016.
We placed cash collateral totaling $92 million and securities collateral totaling $56 million at June 30, 2017, and $122 million and $72 million at December 31, 2016, respectively, in accounts maintained by counterparties. This amount primarily relates to collateral posted to support our derivative positions. This amount also excludes cash and securities pledged as collateral under repurchase agreements. At June 30, 2017, and December 31, 2016, we placed cash collateral totaling $11 million and $45 million, respectively, with counterparties under collateral arrangements associated with repurchase agreements. Refer to Note 14 for details on the repurchase agreements. The receivables for cash collateral placed are included in our Condensed Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $6 million and $10 million at June 30, 2017, and December 31, 2016, respectively, primarily to support these derivative positions. This amount also excludes cash and securities pledged as collateral under repurchase agreements. Refer to Note 14 for details on the repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met. At June 30, 2017, and December 31, 2016, we received noncash collateral of $3 million and $6 million, respectively. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	June 30, 2017			December 31, 2016
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives designated as accounting hedges
Interest rate contracts
Swaps (c) (d) (e) (f) (g)	$—	$—	$4,225	$19	$21	$4,731
Foreign exchange contracts
Forwards	—	3	154	1	—	171
Total derivatives designated as accounting hedges	—	3	4,379	20	21	4,902
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	—	—	15	—	—	137
Futures and forwards	—	—	103	—	—	—
Written options	1	39	12,449	—	73	14,518
Purchased options	39	—	12,346	73	—	14,517
Total interest rate risk	40	39	24,913	73	73	29,172
Foreign exchange contracts
Futures and forwards	1	1	142	1	—	92
Total foreign exchange risk	1	1	142	1	—	92
Equity contracts
Written options	—	—	—	—	1	—
Purchased options	—	—	—	1	—	—
Total equity risk	—	—	—	1	1	—
Total derivatives not designated as accounting hedges	41	40	25,055	75	74	29,264
Total derivatives	$41	$43	$29,434	$95	$95	$34,166

(a)
Derivative contracts in a receivable position are classified as other assets on the Condensed Consolidated Balance Sheet, and include accrued interest of $0 million and $7 million at June 30, 2017, and December 31, 2016, respectively.

(b)
Derivative contracts in a liability position are classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet, and include accrued interest of $0 million and $1 million at June 30, 2017, and December 31, 2016, respectively.

(c)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate unsecured debt obligations with $0 million and $8 million in a receivable position, $0 million and $14 million in a payable position, and a $3.3 billion and $1.7 billion notional amount at June 30, 2017, and December 31, 2016, respectively. The hedge notional amount of $3.3 billion at June 30, 2017, is associated with debt maturing in approximately five or more years.

(d)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate secured debt obligations (FHLB advances) with $0 million and $0 million in a receivable position, $0 million and $7 million in a payable position, and a $240 million notional amount at both June 30, 2017, and December 31, 2016.

(e)
Other fair value hedges include pay-fixed swaps on portfolios of held-for-investment automotive loan assets with $0 million and $10 million in a receivable position, $0 million and $1 million in a payable position, and a $0.0 billion and $2.8 billion notional amount at June 30, 2017, and December 31, 2016, respectively.

(f)
Includes cash flow hedge of pay-fixed swap on variable-rate borrowings of a secured credit facility with $0 million in a receivable and payable position, and $650 million of notional amount at June 30, 2017.

(g)
Derivative contracts in a receivable and payable position exclude open trade equity on derivatives cleared through certain clearing counterparties. Any associated collateral exchanged with our central clearing counterparties are treated as settlements of the derivative exposure, rather than collateral. Such payments are recognized as settlements of the derivatives contracts in a receivable and payable position in our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Derivatives qualifying for hedge accounting
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Interest and fees on finance receivables and loans (a)	$(1)	$(6)	$1	$(34)
Interest on long-term debt (b)	20	51	24	242
Gain (loss) recognized in earnings on hedged items
Interest rate contracts
Interest and fees on finance receivables and loans (c)	1	5	(3)	33
Interest on long-term debt (d)	(20)	(50)	(23)	(246)
Total derivatives qualifying for hedge accounting	—	—	(1)	(5)
Derivatives not designated as accounting hedges
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Gain on mortgage and automotive loans, net	1	—	1	—
Other income, net of losses	(1)	1	(3)	3
Total interest rate contracts	—	1	(2)	3
Foreign exchange contracts (e)
Interest on long-term debt	—	(1)	—	(2)
Other income, net of losses	(3)	1	(4)	(3)
Total foreign exchange contracts	(3)	—	(4)	(5)
Equity contracts
Compensation and benefits expense	—	(1)	—	(2)
Total equity contracts	—	(1)	—	(2)
Loss recognized in earnings on derivatives	$(3)	$—	$(7)	$(9)

(a)
Amounts exclude losses related to interest for qualifying accounting hedges of retail automotive loans held-for-investment, which are primarily offset by the fixed coupon payments of the loans. The losses were $0 million and $5 million for the three months ended June 30, 2017, and 2016, respectively, and $1 million and $12 million for the six months ended June 30, 2017, and 2016, respectively.

(b)
Amounts exclude gains related to interest for qualifying accounting hedges of unsecured debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $7 million and $11 million for the three months ended June 30, 2017, and 2016, respectively, and $12 million and $27 million for the six months ended June 30, 2017, and 2016, respectively. Amounts also exclude gains related to interest for qualifying accounting hedges of secured debt (FHLB advances), which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $0 million and $2 million for the three months ended June 30, 2017, and 2016, respectively, and $0 million and $3 million for the six months ended June 30, 2017, and 2016, respectively.

(c)
Amounts exclude losses related to amortization of deferred loan basis adjustments on the de-designated hedged item of $6 million and $4 million for the three months ended June 30, 2017, and 2016, respectively, and $11 million and $9 million for the six months ended June 30, 2017, and 2016, respectively.

(d)
Amounts exclude gains related to amortization of deferred debt basis adjustments on the de-designated hedged item of $20 million and $21 million for the three months ended June 30, 2017, and 2016, respectively, and $40 million and $39 million for the six months ended June 30, 2017, and 2016, respectively. Amounts also exclude losses related to amortization of deferred debt basis adjustments (FHLB advances) on the de-designated hedge item of $1 million and $0 million for the three months ended June 30, 2017, and 2016, respectively, and $1 million and $0 million for the six months ended June 30, 2017, and 2016, respectively.

(e)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Losses of $4 million and $1 million were recognized for the three months ended June 30, 2017, and 2016, respectively, and gains of $5 million and $3 million were recognized for the six months ended June 30, 2017, and 2016, respectively.

In connection with derivative instruments used in cash flow and net investment hedge accounting relationships, losses of $4 million and $0 million were recognized in other comprehensive income for the three months ended June 30, 2017, and 2016, respectively, and losses of $6 million were recognized in other comprehensive income for both the six months ended June 30, 2017, and 2016. These amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive loss related to the revaluation of the related net investment in foreign operations, including the tax impacts of the hedge and related net investment, as disclosed

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

separately in Note 16. There were gains of $4 million and $0 million for the three months ended June 30, 2017, and 2016, respectively, and $7 million and $11 million for the six months ended June 30, 2017, and 2016.
20.    Income Taxes
We recognized total income tax expense from continuing operations of $122 million and $235 million for the three months and six months ended June 30, 2017, respectively, compared to $56 million and $206 million for the same periods in 2016. The increases in income tax expense for the three months and six months ended June 30, 2017, compared to the same periods in 2016, were primarily driven by a non-recurring tax benefit in the second quarter of 2016 due to a U.S. tax reserve release related to a prior-year federal return that reduced our liability for unrecognized tax benefits by $175 million. This benefit was partially offset by the establishment of a valuation allowance on capital loss carryforwards for the three months ended June 30, 2016, and a decrease in pretax earnings.
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
We also execute OTC and centrally-cleared derivative contracts, such as interest rate swaps, a cross-currency swap, swaptions, foreign-currency denominated forward contracts, prepaid equity forward contracts, caps, floors, and agency to-be-announced securities. For OTC contracts, we utilize third-party-developed valuation models that are widely accepted in the market to value these OTC derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves, interpolated volatility assumptions, or equity pricing) are used in the model. We classified these OTC derivative contracts as Level 2 because all significant inputs into these models were market observable. For centrally-cleared contracts, we utilize unadjusted prices obtained from the clearing house as the basis for valuation, and they are also classified as Level 2.
We also enter into interest rate lock commitments and forward-sale commitments that are executed as part of our mortgage business. These meet the accounting definition of a derivative and therefore are recorded as derivatives on our Condensed Consolidated Balance Sheet. Because these derivatives are valued using internal pricing models, they are classified as Level 3.
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

	Recurring fair value measurements
June 30, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury	$1,852	$—	$—	$1,852
U.S. States and political subdivisions	—	782	—	782
Foreign government	7	143	—	150
Agency mortgage-backed residential	—	13,676	—	13,676
Mortgage-backed residential	—	2,038	—	2,038
Mortgage-backed commercial	—	475	—	475
Asset-backed	—	1,014	—	1,014
Corporate debt	—	1,272	—	1,272
Total debt securities	1,859	19,400	—	21,259
Equity securities (a)	505	—	—	505
Total available-for-sale securities	2,364	19,400	—	21,764
Mortgage loans held-for-sale	—	—	3	3
Interests retained in financial asset sales	—	—	5	5
Derivative contracts in a receivable position (b)
Interest rate	—	39	1	40
Foreign currency	—	1	—	1
Total derivative contracts in a receivable position	—	40	1	41
Total assets	$2,364	$19,440	$9	$21,813
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position (b)
Interest rate	$—	$(39)	$—	$(39)
Foreign currency	—	(4)	—	(4)
Total derivative contracts in a payable position	—	(43)	—	(43)
Total liabilities	$—	$(43)	$—	$(43)

(a)	Our investment in any one industry did not exceed 18%.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 19.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total
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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains						Fair value at June 30, 2017	Net unrealized gains included in earnings still held at June 30, 2017
($ in millions)	Fair value at April 1, 2017	included in earnings	included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Mortgage loans held-for-sale	$1	$—	$—	$20	$(18)	$—	$—	$3	$—
Other assets
Interests retained in financial asset sales	31	1	—	—	4	—	(31)	5	—
Derivative assets	—	1	—	—	—	—	—	1	1
Total assets	$32	$2	$—	$20	$(14)	$—	$(31)	$9	$1

	Level 3 recurring fair value measurements
	Fair value at April 1, 2016	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Fair value at June 30, 2016	Net unrealized gains included in earnings still held at June 30, 2016
($ in millions)		included in earnings		included in OCI
Assets
Other assets
Interests retained in financial asset sales	$31	$1	(a)	$—	$—	$2	$—	$(3)	$31	$—
Total assets	$31	$1		$—	$—	$2	$—	$(3)	$31	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
		Net realized/unrealized gains						Fair value at June 30, 2017	Net unrealized gains included in earnings still held at June 30, 2017
($ in millions)	Fair value at Jan. 1, 2017	included in earnings	included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Mortgage loans held-for-sale	$—	$—	$—	$23	$(20)	$—	$—	$3	$—
Other assets
Interests retained in financial asset sales	29	1	—	—	8	—	(33)	5	—
Derivative assets	—	1	—	—	—	—	—	1	1
Total assets	$29	$2	$—	$23	$(12)	$—	$(33)	$9	$1

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2016	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Fair value at June 30, 2016	Net unrealized gains included in earnings still held at June 30, 2016
($ in millions)		included in earnings		included in OCI
Assets
Other assets
Interests retained in financial asset sales	$40	$3	(a)	$—	$—	$6	$—	$(18)	$31	$—
Total assets	$40	$3		$—	$—	$6	$—	$(18)	$31	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

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
The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain (loss) included in earnings for the three months ended		Total gain (loss) included in earnings for the six months ended
June 30, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$13	$13	$—	n/m	(a)	n/m	(a)
Commercial finance receivables and loans, net (b)
Commercial and industrial
Automotive	—	—	45	45	$(6)	n/m	(a)	n/m	(a)
Other	—	—	34	34	(25)	n/m	(a)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	79	79	(31)	n/m	(a)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	13	13	(1)	n/m	(a)	n/m	(a)
Other	—	—	4	4	—	n/m	(a)	n/m	(a)
Total assets	$—	$—	$109	$109	$(32)	n/m		n/m
n/m = not meaningful

(a)
We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.

(b)	Represents the portion of the portfolio specifically impaired during 2017. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain included in earnings for the three months ended		Total gain included in earnings for the six months ended
June 30, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$15	$15	$—	n/m	(a)	n/m	(a)
Commercial finance receivables and loans, net (b)
Commercial and industrial
Automotive	—	—	43	43	(6)	n/m	(a)	n/m	(a)
Other	—	—	46	46	(18)	n/m	(a)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	89	89	(24)	n/m	(a)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	10	10	(3)	n/m	(a)	n/m	(a)
Other	—	—	5	5	—	n/m	(a)	n/m	(a)
Total assets	$—	$—	$119	$119	$(27)	n/m		n/m
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at June 30, 2017, and December 31, 2016.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
June 30, 2017
Financial assets
Held-to-maturity securities	$1,189	$—	$1,156	$—	$1,156
Loans held-for-sale, net	17	—	—	17	17
Finance receivables and loans, net	119,303	—	—	121,029	121,029
Nonmarketable equity investments (a)	925	—	898	25	923
Financial liabilities
Deposit liabilities	$86,183	$—	$—	$84,287	$84,287
Short-term borrowings	10,712	—	—	10,714	10,714
Long-term debt	49,145	—	32,371	19,163	51,534
December 31, 2016
Financial assets
Held-to-maturity securities	$839	$—	$789	$—	$789
Finance receivables and loans, net	117,800	—	—	118,750	118,750
Nonmarketable equity investments	1,046	—	1,012	55	1,067
Financial liabilities
Deposit liabilities	$79,022	$—	$—	$78,469	$78,469
Short-term borrowings	12,673	—	—	12,675	12,675
Long-term debt	54,128	—	22,036	34,084	56,120

(a)
Excludes investments with a carrying value of $13 million and fair value of $34 million at June 30, 2017, for which fair value is measured at net asset value (or its equivalent) as a practical expedient.

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

•
Short-term borrowings and Long-term debt — Level 2 debt was valued using quoted market prices for similar instruments, when available, or other means for substantiation with observable inputs. Debt valued by discounting projected cash flows using internally derived inputs, such as prepayment speeds and discount rates, was classified as Level 3. For our credit facilities, which are floating rate in nature and where pricing occurs on a more frequent basis, the carrying amount or par value is considered to be a reasonable estimate of fair value. As of June 30, 2017, we began using quoted market prices of similar instruments for certain of our long-term debt associated with asset-backed securitizations for which observable market information exists. As a result, the corresponding financial instruments have been transferred from Level 3 to Level 2 within the fair value hierarchy following the change in valuation technique driven by the availability of an independent pricing service.

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
In certain instances as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At June 30, 2017, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/(liabilities)	Gross amounts offset in the Condensed Consolidated Balance Sheet	Net amounts of assets/(liabilities) presented in the Condensed Consolidated Balance Sheet
				Gross amounts not offset in the Condensed Consolidated Balance Sheet
June 30, 2017 ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
Assets
Derivative assets in net asset positions	$39	$—	$39	$—	$—	$39
Derivative assets in net liability positions	1	—	1	(1)	—	—
Derivative assets with no offsetting arrangements	1	—	1	—	—	1
Total assets (d)	$41	$—	$41	$(1)	$—	$40
Liabilities
Derivative liabilities in net liability positions	$(43)	$—	$(43)	$—	$4	$(39)
Derivative liabilities in net asset positions	—	—	—	—	—	—
Total derivative liabilities (d)	(43)	—	(43)	—	4	(39)
Securities sold under agreements to repurchase (e)	(1,322)	—	(1,322)	—	1,322	—
Total liabilities	$(1,365)	$—	$(1,365)	$—	$1,326	$(39)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. $3 million of noncash derivative collateral pledged to us was excluded at June 30, 2017. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met.

(c)
Certain agreements grant us the right to sell or pledge the noncash assets we receive as collateral. Noncash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $3 million at June 30, 2017. We have not sold or pledged any of the noncash collateral received under these agreements as of June 30, 2017.

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
Corporate and Other primarily consists of activity related to centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with debt issuances, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments. Additionally, financial results related to Ally Invest are currently included within Corporate and Other.
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
The information presented in our reportable operating segments is based in part on internal allocations, which involve management judgment.
Financial information for our reportable operating segments is summarized as follows.

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2017
Net financing revenue and other interest income	$932	$14	$32	$48	$41	$1,067
Other revenue	107	245	1	10	25	388
Total net revenue	1,039	259	33	58	66	1,455
Provision for loan losses	266	—	1	6	(4)	269
Total noninterest expense	426	280	25	17	62	810
Income (loss) from continuing operations before income tax expense	$347	$(21)	$7	$35	$8	$376
Total assets	$115,447	$7,308	$8,902	$3,552	$29,136	$164,345
2016
Net financing revenue and other interest income (loss)	$929	$16	$26	$29	$(16)	$984
Other revenue	77	259	—	4	34	374
Total net revenue	1,006	275	26	33	18	1,358
Provision for loan losses	170	—	—	3	(1)	172
Total noninterest expense	410	293	17	16	37	773
Income (loss) from continuing operations before income tax expense	$426	$(18)	$9	$14	$(18)	$413
Total assets	$112,356	$7,193	$8,014	$2,989	$27,379	$157,931

(a)	Net financing revenue and other interest income after the provision for loan losses totaled $798 million and $812 million for the three months ended June 30, 2017, and 2016, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2017
Net financing revenue and other interest income	$1,824	$29	$66	$82	$45	$2,046
Other revenue	208	509	1	28	38	784
Total net revenue	2,032	538	67	110	83	2,830
Provision for loan losses	534	—	2	12	(8)	540
Total noninterest expense	863	519	49	38	119	1,588
Income (loss) from continuing operations before income tax expense	$635	$19	$16	$60	$(28)	$702
Total assets	$115,447	$7,308	$8,902	$3,552	$29,136	$164,345
2016
Net financing revenue and other interest income (loss)	$1,825	$30	$46	$57	$(23)	$1,935
Other revenue	154	513	—	10	73	750
Total net revenue	1,979	543	46	67	50	2,685
Provision for loan losses	379	—	3	9	1	392
Total noninterest expense	837	511	32	33	70	1,483
Income (loss) from continuing operations before income tax expense	$763	$32	$11	$25	$(21)	$810
Total assets	$112,356	$7,193	$8,014	$2,989	$27,379	$157,931

(a)	Net financing revenue and other interest income after the provision for loan losses totaled $1,506 million and $1,543 million for the six months ended June 30, 2017, and 2016, respectively.
24.    Parent and Guarantor Condensed Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of June 30, 2017, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statements of Comprehensive Income

Three months ended June 30, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing (loss) revenue and other interest income
Interest and fees on finance receivables and loans	$(35)	$—	$1,482	$—	$1,447
Interest and fees on finance receivables and loans — intercompany	3	—	2	(5)	—
Interest and dividends on investment securities and other earning assets	—	—	146	—	146
Interest on cash and cash equivalents	2	—	5	—	7
Interest-bearing cash — intercompany	—	—	2	(2)	—
Operating leases	3	—	485	—	488
Total financing (loss) revenue and other interest income	(27)	—	2,122	(7)	2,088
Interest expense
Interest on deposits	1	—	249	—	250
Interest on short-term borrowings	19	—	14	—	33
Interest on long-term debt	274	—	143	—	417
Interest on intercompany debt	4	—	3	(7)	—
Total interest expense	298	—	409	(7)	700
Net depreciation expense on operating lease assets	3	—	318	—	321
Net financing revenue	(328)	—	1,395	—	1,067
Cash dividends from subsidiaries
Nonbank subsidiaries	387	—	—	(387)	—
Other revenue
Insurance premiums and service revenue earned	—	—	227	—	227
Gain on mortgage and automotive loans, net	32	—	4	—	36
Loss on extinguishment of debt	—	—	(1)	—	(1)
Other gain on investments, net	—	—	23	—	23
Other income, net of losses	163	—	211	(271)	103
Total other revenue	195	—	464	(271)	388
Total net revenue	254	—	1,859	(658)	1,455
Provision for loan losses	82	—	187	—	269
Noninterest expense
Compensation and benefits expense	19	—	246	—	265
Insurance losses and loss adjustment expenses	—	—	125	—	125
Other operating expenses	213	—	478	(271)	420
Total noninterest expense	232	—	849	(271)	810
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(60)	—	823	(387)	376
Income tax (benefit) expense from continuing operations	(93)	—	215	—	122
Net income from continuing operations	33	—	608	(387)	254
Loss from discontinued operations, net of tax	—	—	(2)	—	(2)
Undistributed income (loss) of subsidiaries
Bank subsidiary	375	375	—	(750)	—
Nonbank subsidiaries	(156)	—	—	156	—
Net income	252	375	606	(981)	252
Other comprehensive income, net of tax	76	50	72	(122)	76
Comprehensive income	$328	$425	$678	$(1,103)	$328

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended June 30, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing (loss) revenue and other interest income
Interest and fees on finance receivables and loans	$(28)	$—	$1,293	$—	$1,265
Interest and fees on finance receivables and loans — intercompany	3	—	2	(5)	—
Interest and dividends on investment securities and other earning assets	—	—	99	—	99
Interest on cash and cash equivalents	1	—	3	—	4
Interest-bearing cash — intercompany	—	—	2	(2)	—
Operating leases	5	—	696	—	701
Total financing (loss) revenue and other interest income	(19)	—	2,095	(7)	2,069
Interest expense
Interest on deposits	2	—	201	—	203
Interest on short-term borrowings	10	—	2	—	12
Interest on long-term debt	290	—	146	—	436
Interest on intercompany debt	4	—	3	(7)	—
Total interest expense	306	—	352	(7)	651
Net depreciation expense on operating lease assets	3	—	431	—	434
Net financing revenue	(328)	—	1,312	—	984
Cash dividends from subsidiaries
Nonbank subsidiaries	148	—	—	(148)	—
Other revenue
Insurance premiums and service revenue earned	—	—	236	—	236
(Loss) gain on mortgage and automotive loans, net	(2)	—	5	—	3
Other gain on investments, net	—	—	39	—	39
Other income, net of losses	317	—	214	(435)	96
Total other revenue	315	—	494	(435)	374
Total net revenue	135	—	1,806	(583)	1,358
Provision for loan losses	88	—	84	—	172
Noninterest expense
Compensation and benefits expense	139	—	103	—	242
Insurance losses and loss adjustment expenses	—	—	145	—	145
Other operating expenses	317	—	502	(433)	386
Total noninterest expense	456	—	750	(433)	773
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(409)	—	972	(150)	413
Income tax (benefit) expense from continuing operations	(65)	(82)	203	—	56
Net (loss) income from continuing operations	(344)	82	769	(150)	357
Income from discontinued operations, net of tax	3	—	—	—	3
Undistributed income (loss) of subsidiaries
Bank subsidiary	336	336	—	(672)	—
Nonbank subsidiaries	365	(2)	—	(363)	—
Net income	360	416	769	(1,185)	360
Other comprehensive income, net of tax	120	62	91	(153)	120
Comprehensive income	$480	$478	$860	$(1,338)	$480

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing (loss) revenue and other interest income
Interest and fees on finance receivables and loans	$(70)	$—	$2,885	$—	$2,815
Interest and fees on finance receivables and loans — intercompany	7	—	4	(11)	—
Interest and dividends on investment securities and other earning assets	—	—	281	(1)	280
Interest on cash and cash equivalents	4	—	8	—	12
Interest-bearing cash — intercompany	—	—	3	(3)	—
Operating leases	6	—	1,025	—	1,031
Total financing (loss) revenue and other interest income	(53)	—	4,206	(15)	4,138
Interest expense
Interest on deposits	2	—	479	—	481
Interest on short-term borrowings	36	—	24	—	60
Interest on long-term debt	556	—	285	—	841
Interest on intercompany debt	8	—	7	(15)	—
Total interest expense	602	—	795	(15)	1,382
Net depreciation expense on operating lease assets	5	—	705	—	710
Net financing revenue	(660)	—	2,706	—	2,046
Cash dividends from subsidiaries
Nonbank subsidiaries	427	—	—	(427)	—
Other revenue
Insurance premiums and service revenue earned	—	—	468	—	468
Gain on mortgage and automotive loans, net	30	—	20	—	50
Loss on extinguishment of debt	—	—	(2)	—	(2)
Other gain on investments, net	—	—	50	—	50
Other income, net of losses	431	—	435	(648)	218
Total other revenue	461	—	971	(648)	784
Total net revenue	228	—	3,677	(1,075)	2,830
Provision for loan losses	189	—	351	—	540
Noninterest expense
Compensation and benefits expense	140	—	410	—	550
Insurance losses and loss adjustment expenses	—	—	213	—	213
Other operating expenses	501	—	972	(648)	825
Total noninterest expense	641	—	1,595	(648)	1,588
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(602)	—	1,731	(427)	702
Income tax (benefit) expense from continuing operations	(227)	—	462	—	235
Net (loss) income from continuing operations	(375)	—	1,269	(427)	467
Income (loss) from discontinued operations, net of tax	2	—	(3)	—	(1)
Undistributed income of subsidiaries
Bank subsidiary	764	764	—	(1,528)	—
Nonbank subsidiaries	75	—	—	(75)	—
Net income	466	764	1,266	(2,030)	466
Other comprehensive income, net of tax	96	55	91	(146)	96
Comprehensive income	$562	$819	$1,357	$(2,176)	$562

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing (loss) revenue and other interest income
Interest and fees on finance receivables and loans	$(66)	$—	$2,566	$—	$2,500
Interest and fees on finance receivables and loans — intercompany	6	—	4	(10)	—
Interest and dividends on investment securities and other earning assets	—	—	201	—	201
Interest on cash and cash equivalents	2	—	5	—	7
Interest-bearing cash — intercompany	—	—	5	(5)	—
Operating leases	10	—	1,460	—	1,470
Total financing (loss) revenue and other interest income	(48)	—	4,241	(15)	4,178
Interest expense
Interest on deposits	4	—	392	—	396
Interest on short-term borrowings	20	—	5	—	25
Interest on long-term debt	578	—	300	—	878
Interest on intercompany debt	9	—	6	(15)	—
Total interest expense	611	—	703	(15)	1,299
Net depreciation expense on operating lease assets	7	—	937	—	944
Net financing revenue	(666)	—	2,601	—	1,935
Cash dividends from subsidiaries
Nonbank subsidiaries	629	—	—	(629)	—
Other revenue
Insurance premiums and service revenue earned	—	—	466	—	466
(Loss) gain on mortgage and automotive loans, net	(5)	—	9	—	4
Loss on extinguishment of debt	(2)	—	(2)	—	(4)
Other gain on investments, net	—	—	93	—	93
Other income, net of losses	690	—	430	(929)	191
Total other revenue	683	—	996	(929)	750
Total net revenue	646	—	3,597	(1,558)	2,685
Provision for loan losses	148	—	244	—	392
Noninterest expense
Compensation and benefits expense	286	—	208	—	494
Insurance losses and loss adjustment expenses	—	—	218	—	218
Other operating expenses	656	—	1,044	(929)	771
Total noninterest expense	942	—	1,470	(929)	1,483
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(444)	—	1,883	(629)	810
Income tax (benefit) expense from continuing operations	(108)	(82)	396	—	206
Net (loss) income from continuing operations	(336)	82	1,487	(629)	604
Income (loss) from discontinued operations, net of tax	9	—	(3)	—	6
Undistributed income (loss) of subsidiaries
Bank subsidiary	607	607	—	(1,214)	—
Nonbank subsidiaries	330	(2)	—	(328)	—
Net income	610	687	1,484	(2,171)	610
Other comprehensive income, net of tax	266	145	243	(388)	266
Comprehensive income	$876	$832	$1,727	$(2,559)	$876

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

June 30, 2017 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$591	$—	$923	$—	$1,514
Interest-bearing	850	—	2,013	—	2,863
Interest-bearing — intercompany	—	—	557	(557)	—
Total cash and cash equivalents	1,441	—	3,493	(557)	4,377
Available-for-sale securities	6	—	21,764	(6)	21,764
Held-to-maturity securities	—	—	1,284	(95)	1,189
Loans held-for-sale, net	—	—	17	—	17
Finance receivables and loans, net
Finance receivables and loans, net	5,733	—	114,795	—	120,528
Intercompany loans to
Bank subsidiary	250	—	—	(250)	—
Nonbank subsidiaries	833	—	380	(1,213)	—
Allowance for loan losses	(144)	—	(1,081)	—	(1,225)
Total finance receivables and loans, net	6,672	—	114,094	(1,463)	119,303
Investment in operating leases, net	29	—	9,688	—	9,717
Intercompany receivables from
Bank subsidiary	85	—	—	(85)	—
Nonbank subsidiaries	50	—	145	(195)	—
Investment in subsidiaries
Bank subsidiary	18,869	18,869	—	(37,738)	—
Nonbank subsidiaries	10,023	—	—	(10,023)	—
Premiums receivable and other insurance assets	—	—	2,055	(30)	2,025
Other assets	3,482	—	4,684	(2,213)	5,953
Total assets	$40,657	$18,869	$157,224	$(52,405)	$164,345
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$107	$—	$107
Interest-bearing	45	—	86,031	—	86,076
Total deposit liabilities	45	—	86,138	—	86,183
Short-term borrowings	4,706	—	6,006	—	10,712
Long-term debt	20,755	—	28,390	—	49,145
Intercompany debt to
Bank subsidiary	95	—	—	(95)	—
Nonbank subsidiaries	937	—	1,089	(2,026)	—
Intercompany payables to
Bank subsidiary	1	—	—	(1)	—
Nonbank subsidiaries	199	—	110	(309)	—
Interest payable	192	—	207	—	399
Unearned insurance premiums and service revenue	—	—	2,541	—	2,541
Accrued expenses and other liabilities	254	—	3,852	(2,214)	1,892
Total liabilities	27,184	—	128,333	(4,645)	150,872
Total equity	13,473	18,869	28,891	(47,760)	13,473
Total liabilities and equity	$40,657	$18,869	$157,224	$(52,405)	$164,345

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2016 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$720	$—	$827	$—	$1,547
Interest-bearing	100	—	4,287	—	4,387
Interest-bearing — intercompany	—	—	401	(401)	—
Total cash and cash equivalents	820	—	5,515	(401)	5,934
Trading securities	—	—	82	(82)	—
Available-for-sale securities	—	—	19,253	(327)	18,926
Held-to-maturity securities	—	—	839	—	839
Finance receivables and loans, net
Finance receivables and loans, net	4,705	—	114,239	—	118,944
Intercompany loans to
Bank subsidiary	1,125	—	—	(1,125)	—
Nonbank subsidiaries	1,779	—	626	(2,405)	—
Allowance for loan losses	(115)	—	(1,029)	—	(1,144)
Total finance receivables and loans, net	7,494	—	113,836	(3,530)	117,800
Investment in operating leases, net	42	—	11,428	—	11,470
Intercompany receivables from
Bank subsidiary	299	—	—	(299)	—
Nonbank subsidiaries	107	—	67	(174)	—
Investment in subsidiaries
Bank subsidiary	17,727	17,727	—	(35,454)	—
Nonbank subsidiaries	10,318	—	—	(10,318)	—
Premiums receivable and other insurance assets	—	—	1,936	(31)	1,905
Other assets	4,347	—	5,085	(2,578)	6,854
Total assets	$41,154	$17,727	$158,041	$(53,194)	$163,728
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$84	$—	$84
Interest-bearing	167	—	78,771	—	78,938
Total deposit liabilities	167	—	78,855	—	79,022
Short-term borrowings	3,622	—	9,051	—	12,673
Long-term debt	21,798	—	32,330	—	54,128
Intercompany debt to
Bank subsidiary	330	—	—	(330)	—
Nonbank subsidiaries	1,027	—	2,903	(3,930)	—
Intercompany payables to
Nonbank subsidiaries	153	—	351	(504)	—
Interest payable	253	—	98	—	351
Unearned insurance premiums and service revenue	—	—	2,500	—	2,500
Accrued expenses and other liabilities	487	—	3,911	(2,661)	1,737
Total liabilities	27,837	—	129,999	(7,425)	150,411
Total equity	13,317	17,727	28,042	(45,769)	13,317
Total liabilities and equity	$41,154	$17,727	$158,041	$(53,194)	$163,728

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$561	$—	$1,856	$(347)	$2,070
Investing activities
Purchases of available-for-sale securities	—	—	(5,853)	—	(5,853)
Proceeds from sales of available-for-sale securities	—	—	2,162	—	2,162
Proceeds from maturities and repayments of available-for-sale securities	—	—	1,230	—	1,230
Purchases of held-to-maturity securities	—	—	(313)	—	(313)
Proceeds from maturities and repayments of held-to-maturity securities	—	—	17	—	17
Net change in investment securities — intercompany	1	—	269	(270)	—
Purchases of finance receivables and loans held-for-investment	(35)	—	(1,782)	—	(1,817)
Proceeds from sales of finance receivables and loans originated as held-for-investment	67	—	1,213	—	1,280
Originations and repayments of finance receivables and loans held-for-investment and other, net	1,044	—	(676)	(1,956)	(1,588)
Net change in loans — intercompany	1,864	—	246	(2,110)	—
Purchases of operating lease assets	—	—	(1,965)	—	(1,965)
Disposals of operating lease assets	4	—	3,039	—	3,043
Capital contributions to subsidiaries	(824)	—	—	824	—
Returns of contributed capital	838	—	—	(838)	—
Net change in restricted cash	(45)	—	524	(5)	474
Net change in nonmarketable equity investments	—	—	107	—	107
Other, net	(26)	—	24	(91)	(93)
Net cash provided by (used in) investing activities	2,888	—	(1,758)	(4,446)	(3,316)
Financing activities
Net change in short-term borrowings — third party	1,083	—	(3,045)	—	(1,962)
Net (decrease) increase in deposits	(123)	—	7,256	—	7,133
Proceeds from issuance of long-term debt — third party	353	—	7,016	1,961	9,330
Repayments of long-term debt — third party	(3,323)	—	(11,043)	—	(14,366)
Net change in debt — intercompany	(370)	—	(1,864)	2,234	—
Repurchase of common stock	(373)	—	—	—	(373)
Dividends paid — third party	(75)	—	—	—	(75)
Dividends paid and returns of contributed capital — intercompany	—	—	(1,266)	1,266	—
Capital contributions from parent	—	—	824	(824)	—
Net cash used in financing activities	(2,828)	—	(2,122)	4,637	(313)
Effect of exchange-rate changes on cash and cash equivalents	—	—	2	—	2
Net increase (decrease) in cash and cash equivalents	621	—	(2,022)	(156)	(1,557)
Cash and cash equivalents at beginning of year	820	—	5,515	(401)	5,934
Cash and cash equivalents at June 30,	$1,441	$—	$3,493	$(557)	$4,377

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$146	$—	$2,919	$(629)	$2,436
Investing activities
Purchases of available-for-sale securities	—	—	(8,657)	—	(8,657)
Proceeds from sales of available-for-sale securities	—	—	6,584	—	6,584
Proceeds from maturities and repayments of available-for-sale securities	—	—	1,536	—	1,536
Purchases of held-to-maturity securities	—	—	(571)	—	(571)
Purchases of finance receivables and loans held-for-investment	—	—	(2,442)	—	(2,442)
Proceeds from sales of finance receivables and loans originated as held-for-investment	—	—	4,156	—	4,156
Originations and repayments of finance receivables and loans held-for-investment and other	(834)	—	(2,377)	—	(3,211)
Net change in loans — intercompany	61	—	(2)	(59)	—
Purchases of operating lease assets	—	—	(1,472)	—	(1,472)
Disposals of operating lease assets	9	—	3,038	—	3,047
Acquisitions of subsidiaries, net of cash acquired	(288)	—	—	—	(288)
Capital contributions to subsidiaries	(988)	—	—	988	—
Returns of contributed capital	1,971	8	—	(1,979)	—
Net change in restricted cash	1	—	481	—	482
Net change in nonmarketable equity investments	—	—	(354)	—	(354)
Other, net	(82)	—	13	—	(69)
Net cash (used in) provided by investing activities	(150)	8	(67)	(1,050)	(1,259)
Financing activities
Net change in short-term borrowings — third party	123	—	(2,235)	—	(2,112)
Net (decrease) increase in deposits	(29)	—	6,337	—	6,308
Proceeds from issuance of long-term debt — third party	1,115	—	7,905	—	9,020
Repayments of long-term debt — third party	(596)	—	(13,709)	—	(14,305)
Net change in debt — intercompany	(8)	—	(62)	70	—
Redemption of preferred stock	(696)	—	—	—	(696)
Repurchase of common stock	(14)	—	—	—	(14)
Dividends paid — third party	(30)	—	—	—	(30)
Dividends paid and returns of contributed capital — intercompany	—	(8)	(2,600)	2,608	—
Capital contributions from parent	—	—	988	(988)	—
Net cash used in financing activities	(135)	(8)	(3,376)	1,690	(1,829)
Effect of exchange-rate changes on cash and cash equivalents	—	—	3	—	3
Net decrease in cash and cash equivalents	(139)	—	(521)	11	(649)
Cash and cash equivalents at beginning of year	1,635	—	5,595	(850)	6,380
Cash and cash equivalents at June 30,	$1,496	$—	$5,074	$(839)	$5,731
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
Securities Litigation
In October 2016, a purported class action—Bucks County Employees Retirement Fund v. Ally Financial Inc. et al.—was filed in the Circuit Court for Wayne County in the State of Michigan (Case No. 16-013616-CZ). This matter was removed to the U.S. District Court for the Eastern District of Michigan on November 18, 2016. The complaint alleges material misstatements and omissions in connection with Ally’s initial public offering in April 2014, including a failure to adequately disclose the severity of rising subprime automotive loan delinquency rates, deficient underwriting measures employed in the origination of subprime automotive loans, and aggressive tactics used with low-income borrowers. The request for relief includes an indeterminate amount of damages, fees, and costs and other remedies. In January 2017, another purported class action—National Shopmen Pension Fund v. Ally Financial Inc. et al.—was filed in the Circuit Court for Oakland County in the State of Michigan (Case No. 2017-156719-CB). This matter was removed to the U.S. District Court for the Eastern District of Michigan on January 30, 2017. In March 2017, a third purported class action—James McIntire v. Ally Financial Inc. et al.—was filed in the Circuit Court for Wayne County in the State of Michigan (Case No. 17-003811-CZ). This matter was removed to the U.S. District Court for the Eastern District of Michigan on March 15, 2017. The allegations and requested relief in the National Shopmen Pension Fund and James McIntire complaints are substantially similar to those included in the complaint filed by Bucks County Employees Retirement Fund. All three matters were remanded from the U.S. District Court for the Eastern District of Michigan to the state circuit courts on May 26, 2017. The parties have agreed to take steps to consolidate the three matters in Wayne County Circuit Court. We intend to vigorously defend against each of these actions.
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
Indirect Automotive Finance Matters
In December 2013, Ally Financial Inc. and Ally Bank entered into a Consent Order issued by the U.S. Consumer Financial Protection Bureau (CFPB) and a Consent Order jointly submitted with the DOJ and entered by the U.S. District Court for the Eastern District of Michigan (United States v. Ally Financial Inc. and Ally Bank, Civil Action No. 13-15180), in each case, pertaining to allegations of discrimination involving the automotive finance business. The Consent Orders required Ally to create a compliance plan addressing, at a minimum, the communication of Ally’s expectations of Equal Credit Opportunity Act (ECOA) compliance to our automotive dealer clients, maintenance of Ally’s existing limits on dealer finance income for contracts acquired by Ally, and monitoring for potential discrimination both at the dealer level and within our portfolio of contracts acquired across all of our automotive dealer clients. Ally formed a compliance committee consisting of certain Ally Financial Inc. and Ally Bank directors to oversee Ally’s execution of the Consent Orders’ terms. Ally was required to meet certain stipulations under the Consent Orders, including a requirement to make monetary payments when ongoing remediation targets were not attained.
The Consent Orders terminated by their terms on July 27, 2017. Since 2013, Ally recognized expenses of approximately $240 million for judgments, fines, and monetary remuneration payments to customers related to the Consent Orders. During the term of the Consent Orders, the CFPB and the DOJ were precluded from pursuing any potential violations of the ECOA against Ally Financial Inc. or Ally Bank for conduct undertaken pursuant to the Consent Orders during the period of the Consent Orders. If the CFPB or the DOJ were to assert that Ally Financial Inc. or Ally Bank is violating the ECOA in the future, further legal proceedings could occur.
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
26.    Subsequent Events
Declaration of Quarterly Dividend Payment
On July 18, 2017, the Ally Board of Directors declared a quarterly cash dividend payment of $0.12 per share on all common stock. The dividend is payable on August 15, 2017, to shareholders of record at the close of business on August 1, 2017.

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
The following table presents selected Condensed Consolidated Statement of Comprehensive Income and market price data.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data; shares in thousands)	2017	2016	2017	2016
Total financing revenue and other interest income	$2,088	$2,069	$4,138	$4,178
Total interest expense	700	651	1,382	1,299
Net depreciation expense on operating lease assets	321	434	710	944
Net financing revenue and other interest income	1,067	984	2,046	1,935
Total other revenue	388	374	784	750
Total net revenue	1,455	1,358	2,830	2,685
Provision for loan losses	269	172	540	392
Total noninterest expense	810	773	1,588	1,483
Income from continuing operations before income tax expense	376	413	702	810
Income tax expense from continuing operations	122	56	235	206
Net income from continuing operations	254	357	467	604
(Loss) income from discontinued operations, net of tax	(2)	3	(1)	6
Net income	$252	$360	$466	$610
Basic earnings per common share (a):
Net income from continuing operations	$0.55	$0.70	$1.01	$1.18
Net income	0.55	0.71	1.01	1.20
Weighted-average common shares outstanding	457,891	485,370	461,904	484,802
Diluted earnings per common share (a):
Net income from continuing operations	$0.55	$0.70	$1.01	$1.18
Net income	0.55	0.71	1.01	1.19
Weighted-average common shares outstanding	458,819	486,074	462,802	485,364
Market price per common share:
High closing	$21.21	$18.66	$23.48	$18.88
Low closing	18.22	14.90	18.22	14.90
Period-end closing	20.90	17.07	20.90	17.07
Cash dividends per common share	$0.08	$—	$0.16	$—
Period-end common shares outstanding	452,292	483,753	452,292	483,753

(a)	Includes shares related to share-based compensation that vested but were not yet issued for the three months and six months ended June 30, 2017, and 2016.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents selected Condensed Consolidated Balance Sheet and ratio data.

	At and for the three months ended June 30,		At and for the six months ended June 30,
($ in millions)	2017	2016	2017	2016
Selected period-end balance sheet data:
Total assets	$164,345	$157,931	$164,345	$157,931
Total deposit liabilities	$86,183	$72,802	$86,183	$72,802
Long-term debt	$49,145	$61,040	$49,145	$61,040
Total equity	$13,473	$13,611	$13,473	$13,611
Financial ratios:
Return on average assets (a)	0.62%	0.93%	0.58%	0.78%
Return on average equity (a)	7.52%	10.61%	6.99%	8.98%
Equity to assets (a)	8.27%	8.72%	8.31%	8.71%
Common dividend payout ratio	14.55%	—%	15.84%	—%
Net interest spread (a) (b) (c)	2.63%	2.56%	2.55%	2.52%
Net yield on interest-earning assets (a) (c) (d)	2.76%	2.68%	2.68%	2.64%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)
Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.

(c)
Amounts for the three months and six month ended June 30, 2016, were adjusted to include previously excluded equity investments and related income on equity investments. Refer to the section titled Statistical Table for additional information.

(d)	Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

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

	June 30, 2017		June 30, 2016
($ in millions)	Transitional	Fully Phased-in (a)	Transitional	Fully Phased-in (a)
Common Equity Tier 1 capital ratio	9.47%	9.37%	9.59%	9.31%
Tier 1 capital ratio	11.18%	11.13%	11.18%	11.13%
Total capital ratio	12.83%	12.79%	12.83%	12.77%
Tier 1 leverage ratio (to adjusted quarterly average assets) (b)	9.51%	9.51%	9.63%	9.61%
Total equity	$13,473	$13,473	$13,611	$13,611
Goodwill and certain other intangibles	(279)	(289)	(252)	(273)
Deferred tax assets arising from net operating loss and tax credit carryforwards (c)	(378)	(473)	(466)	(777)
Other adjustments	250	250	(64)	(64)
Common Equity Tier 1 capital	13,066	12,961	12,829	12,497
Trust preferred securities	2,490	2,490	2,488	2,488
Deferred tax assets arising from net operating loss and tax credit carryforwards	(95)	—	(311)	—
Other adjustments	(44)	(44)	(47)	(47)
Tier 1 capital	15,417	15,407	14,959	14,938
Qualifying subordinated debt and other instruments qualifying as Tier 2	1,106	1,106	1,165	1,165
Qualifying allowance for credit losses and other adjustments	1,181	1,181	1,042	1,042
Total capital	$17,704	$17,694	$17,166	$17,145
Risk-weighted assets (d)	$137,947	$138,380	$133,787	$134,225

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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Overview
Ally Financial Inc. (together with its consolidated subsidiaries unless the context requires otherwise, Ally, the Company, or we, us, or our) is a leading digital financial services company offering diversified financial products for consumers, businesses, automotive dealers and corporate clients. Our legacy dates back to 1919, and Ally was redesigned in 2009 with a distinctive brand and relentless focus on our customers. We reconverted to a Delaware corporation in 2009 and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956 as amended and a financial holding company under the Gramm-Leach-Bliley Act of 1999 as amended. Our banking subsidiary, Ally Bank, is an award-winning online bank, and an indirect, wholly-owned subsidiary of Ally Financial Inc. Collectively, Ally Financial Inc. and its subsidiaries offer a variety of deposit and banking products including CDs, online savings, money market and checking accounts, IRA products, automotive lending products to customers and dealers, corporate finance lending, insurance products and services, a cash back credit card, mortgage lending offerings through Ally Home, and wealth management solutions through Ally Invest.
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
Segment results include cost of funds associated with product offerings. For products originated at Ally Bank, the cost of funds is more beneficial than products originated at other entities as Ally Bank is a deposit gathering organization, which helps fund assets at a lower cost. Noninterest costs associated with deposit gathering activities were $66 million and $131 million during the three months and six months ended June 30, 2017, respectively, and $57 million and $125 million during the three months and six months ended June 30, 2016, respectively, and are allocated to each segment based on their relative balance sheets. Ally Bank's assets and operating results are included within our Automotive Finance, Mortgage Finance, and Corporate Finance segments based on its underlying business activities.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2017	2016	Favorable/(unfavorable) % change	2017	2016	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,039	$1,006	3	$2,032	$1,979	3
Insurance	259	275	(6)	538	543	(1)
Mortgage Finance	33	26	27	67	46	46
Corporate Finance	58	33	76	110	67	64
Corporate and Other	66	18	n/m	83	50	66
Total	$1,455	$1,358	7	$2,830	$2,685	5
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$347	$426	(19)	$635	$763	(17)
Insurance	(21)	(18)	(17)	19	32	(41)
Mortgage Finance	7	9	(22)	16	11	45
Corporate Finance	35	14	150	60	25	140
Corporate and Other	8	(18)	144	(28)	(21)	(33)
Total	$376	$413	(9)	$702	$810	(13)
n/m = not meaningful

•
Our Dealer Financial Services operations offer a wide range of financial services and insurance products to approximately 18,500 automotive dealerships and approximately 4.3 million of their customers. Dealer Financial Services consists of two separate reportable segments—Automotive Finance and Insurance operations.

Our automotive finance services include providing retail installment sales contracts, loans and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, warehouse lines to companies, fleet financing, providing

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
The Growth channel was established to focus on developing dealer relationships beyond our existing relationships that primarily were developed through our role as a captive finance company historically for the General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler) brands, and was recently expanded to include our direct-to-consumer lending offering. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs. The success of the Growth channel has been a key enabler to converting our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have over 11,500 dealer relationships, of which over 10,500 are franchised dealers from brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda and others; RV dealers; and used vehicle only retailers, which have a national presence.
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

•
Our Mortgage Finance operations primarily consist of the management of a held-for-investment consumer mortgage finance loan portfolio, which includes bulk purchases of high-quality jumbo and low-to-moderate income (LMI) mortgage loans originated by third parties. During the three months and six months ended June 30, 2017, we purchased $809 million and $1.1 billion of mortgage loans that were originated by third parties. In late 2016, we introduced our direct mortgage offering, named Ally Home, consisting of a variety of jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment partner. Under our current arrangement, conforming mortgages are originated as held-for-sale and sold, while jumbo mortgages are originated as held-for-investment. Servicing is performed by a third party and no mortgage servicing rights are created. In addition to our core product offerings through Ally Home, in March 2017, we broadened our product suite with the addition of the HomeReady® mortgage loan, a Fannie Mae product designed to serve creditworthy, low- to moderate-income borrowers.

•
Our Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle market companies. The Corporate Finance portfolio is almost entirely comprised of first lien, first out loans. Our primary focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, restructurings, and working capital. The portfolio is well-diversified across multiple industries including retail, manufacturing, distribution, service companies, and other specialty sectors. These specialty sectors include our Technology Finance and Healthcare verticals. Our Technology Finance vertical provides financing solutions to venture-backed, technology-based companies. The Healthcare vertical provides financing across the healthcare spectrum including services, pharmaceuticals, manufacturing, and medical devices and supplies. In addition, during the first quarter of 2017, we hired an experienced team in the healthcare real estate space in order to continue to make strategic investments in sectors with strong competitive dynamics and attractive returns.

•
Corporate and Other primarily consists of activity related to centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with debt issuances, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes activity related to the Ally CashBack Credit Card, certain equity investments, which primarily consist of Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments.

In May 2017, we launched Ally Invest, our digital brokerage and wealth management offering that combines the platform we acquired from the acquisition of TradeKing Group, Inc. (TradeKing) in June 2016 with our award-winning online banking products in a single, convenient customer experience that provides low-cost investing with competitive deposit products. Financial results related to our online brokerage operations are currently included within Corporate and Other.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2017	2016	Favorable/(unfavorable) % change	2017	2016	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,088	$2,069	1	$4,138	$4,178	(1)
Total interest expense	700	651	(8)	1,382	1,299	(6)
Net depreciation expense on operating lease assets	321	434	26	710	944	25
Net financing revenue and other interest income	1,067	984	8	2,046	1,935	6
Other revenue
Insurance premiums and service revenue earned	227	236	(4)	468	466	—
Gain on mortgage and automotive loans, net	36	3	n/m	50	4	n/m
Loss on extinguishment of debt	(1)	—	n/m	(2)	(4)	50
Other gain on investments, net	23	39	(41)	50	93	(46)
Other income, net of losses	103	96	7	218	191	14
Total other revenue	388	374	4	784	750	5
Total net revenue	1,455	1,358	7	2,830	2,685	5
Provision for loan losses	269	172	(56)	540	392	(38)
Noninterest expense
Compensation and benefits expense	265	242	(10)	550	494	(11)
Insurance losses and loss adjustment expenses	125	145	14	213	218	2
Other operating expenses	420	386	(9)	825	771	(7)
Total noninterest expense	810	773	(5)	1,588	1,483	(7)
Income from continuing operations before income tax expense	376	413	(9)	702	810	(13)
Income tax expense from continuing operations	122	56	(118)	235	206	(14)
Net income from continuing operations	$254	$357	(29)	$467	$604	(23)
n/m = not meaningful
We earned net income from continuing operations of $254 million and $467 million for the three months and six months ended June 30, 2017, respectively, compared to $357 million and $604 million for the three months and six months ended June 30, 2016. During the three months and six months ended June 30, 2017, we continued to focus on optimizing portfolio growth and a profitable mix of originations primarily in our non-lease consumer and commercial automotive portfolios and our Corporate Finance business, and as a result, experienced favorability in our net financing revenue from both higher portfolio balances and higher yields. Results were also favorably impacted by higher gains on the sale of automotive loans and lower insurance losses and loss adjustment expenses primarily due to the ceding of weather-related losses subject to the reinsurance agreement we entered into in April 2017. These favorable items were more than offset by higher income tax expense as a result of a nonrecurring tax benefit in the second quarter of 2016, higher provision expense in 2017 related to growth in our consumer automotive loan portfolio and our focus on originating a more profitable mix of business with appropriate risk-adjusted returns, lower net operating lease revenue due to the runoff of our GM lease portfolio and lower remarketing gains due to lower used vehicle prices, and higher noninterest expense driven by incremental costs related to the growth of our consumer and commercial product offerings including wealth management, direct-to-consumer automotive (Clearlane), and mortgage lending.
Net financing revenue and other interest income increased $83 million and $111 million for the three months and six months ended June 30, 2017, respectively, compared to the same periods in 2016. Net financing revenue and other interest income from our Automotive Finance operations was favorably impacted by higher consumer financing revenue primarily due to an increase in retail portfolio yields as a result of the execution of our continued focus on expanding risk-adjusted returns and sustained asset growth, as well as higher commercial financing revenue primarily resulting from an increase in dealer floorplan assets and higher benchmark interest rates. The increases were partially offset by a decrease in operating lease revenue, net of depreciation, primarily resulting from the runoff of our GM lease portfolio as well as less favorable remarketing activity in 2017 compared to the same periods in 2016, primarily due to lower used vehicle prices. Net financing revenue and other interest income at our Mortgage Finance operations was favorably impacted by increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans. Net financing revenue and other interest income at our Corporate

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Finance operations was favorably impacted by continued asset growth across all business verticals in line with our growth strategy, as well as the payoff of a nonaccrual loan exposure in the second quarter of 2017, which resulted in the recognition of $9 million of interest income. Total interest expense increased 8% and 6% for the three months and six months ended June 30, 2017, respectively, compared to the same periods in 2016. While we continue to shift borrowings toward more cost-effective deposit funding and continue to reduce higher-cost unsecured debt, interest expense increased as a result of higher funding costs associated with increased LIBOR rates on secured borrowings and higher levels of deposit-based funding to support the business.
Gain on mortgage and automotive loans increased $33 million and $46 million for the three months and six months ended June 30, 2017, respectively, compared to the same periods in 2016. During the three months ended June 30, 2017, we sold certain previously written-down retail automotive loans related to consumers in Chapter 13 bankruptcy where borrowers continue to make payments, realizing a gain of $33 million, to proactively manage our overall credit exposure, asset levels, and capital utilization.
Other gain on investments was $23 million and $50 million for the three months and six months ended June 30, 2017, respectively, compared to $39 million and $93 million for the same periods in 2016. The decrease was due primarily to higher sales of investment securities in 2016 that did not recur in the current period.
Other income increased $7 million and $27 million for the three months and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to contributions from our Corporate Finance operations, which included an equity investment gain in the first quarter of 2017, and an increase in loan syndication income in the second quarter of 2017.
The provision for loan losses was $269 million and $540 million for the three months and six months ended June 30, 2017, respectively, compared to $172 million and $392 million for the same periods in 2016. The increases in provision for loan losses were driven by our consumer automotive portfolio where we experienced higher net charge-offs and a larger increase in our allowance for loan losses year-over-year as a result of our focus on originating a more profitable mix of business by focusing on risk-adjusted returns. Additionally, higher growth in the portfolio contributed to higher provision expense year-over-year. Refer to the Risk Management section of this MD&A for further discussion.
Noninterest expense was $810 million and $1.6 billion for the three months and six months ended June 30, 2017, respectively, compared to $773 million and $1.5 billion for the same periods in 2016. The increases were primarily driven by expenses related to the growth of our consumer and commercial products, including the addition and integration of Ally Invest and Clearlane, as well as the expansion of our direct-to-consumer mortgage offering as we continue to enhance our digital wealth management franchise, expand our product suite, and grow digital platforms for consumers and dealers. These increases were partially offset by lower insurance losses and loss adjustment expenses during the three months and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to the ceding of weather-related losses subject to the reinsurance agreement.
We recognized total income tax expense from continuing operations of $122 million and $235 million for the three months and six months ended June 30, 2017, respectively, compared to $56 million and $206 million for the same periods in 2016. The increases in income tax expense for the three months and six months ended June 30, 2017, compared to the same periods in 2016, were primarily driven by a non-recurring tax benefit in the second quarter of 2016 due to a U.S. tax reserve release related to a prior-year federal return that reduced our liability for unrecognized tax benefits by $175 million. This benefit was partially offset by the establishment of a valuation allowance on capital loss carryforwards for the three months ended June 30, 2016, and a decrease in pretax earnings.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2017	2016	Favorable/(unfavorable) % change	2017	2016	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$962	$877	10	$1,886	$1,743	8
Commercial	325	262	24	629	514	22
Operating leases	488	701	(30)	1,031	1,470	(30)
Other interest income	1	2	(50)	3	5	(40)
Total financing revenue and other interest income	1,776	1,842	(4)	3,549	3,732	(5)
Interest expense	523	479	(9)	1,015	963	(5)
Net depreciation expense on operating lease assets	321	434	26	710	944	25
Net financing revenue and other interest income	932	929	—	1,824	1,825	—
Other revenue
Gain on automotive loans, net	35	5	n/m	59	10	n/m
Other income	72	72	—	149	144	3
Total other revenue	107	77	39	208	154	35
Total net revenue	1,039	1,006	3	2,032	1,979	3
Provision for loan losses	266	170	(56)	534	379	(41)
Noninterest expense
Compensation and benefits expense	125	118	(6)	254	244	(4)
Other operating expenses	301	292	(3)	609	593	(3)
Total noninterest expense	426	410	(4)	863	837	(3)
Income from continuing operations before income tax expense	$347	$426	(19)	$635	$763	(17)
Total assets	$115,447	$112,356	3	$115,447	$112,356	3
n/m = not meaningful
Components of net operating lease revenue, included in amounts above, were as follows.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2017	2016	Favorable/(unfavorable) % change	2017	2016	Favorable/(unfavorable) % change
Net operating lease revenue
Operating lease revenue	$488	$701	(30)	$1,031	$1,470	(30)
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains)	353	520	32	739	1,085	32
Remarketing gains	(32)	(86)	(63)	(29)	(141)	(79)
Net depreciation expense on operating lease assets	321	434	26	710	944	25
Total net operating lease revenue	$167	$267	(37)	$321	$526	(39)
Investment in operating leases, net	$9,717	$13,755	(29)	$9,717	$13,755	(29)

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Our Automotive Finance operations earned income from continuing operations before income tax expense of $347 million and $635 million for the three months and six months ended June 30, 2017, respectively, compared to $426 million and $763 million for the three months and six months ended June 30, 2016. During the three months and six months ended June 30, 2017, we continued to focus on expanding risk-adjusted returns and sustained asset growth, and as a result, experienced higher consumer financing revenue primarily due to an increase in retail portfolio balances and yields, as well as higher commercial financing revenue primarily resulting from an increase in dealer floorplan assets and higher yields. These favorable items were more than offset by higher provision for loan losses primarily resulting from higher net charge-offs driven by the changing composition of our portfolio associated with our focus on originating a more profitable mix of business consistent with our underwriting strategy and retail asset growth, and a decrease in net operating lease revenue primarily resulting from the runoff of our GM lease portfolio as well as less favorable remarketing activity for the three months and six months ended June 30, 2017, compared to the same periods in 2016, primarily due to lower used vehicle prices.
Consumer financing revenue increased $85 million and $143 million for the three months and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increases were primarily due to improved portfolio yields as a result of the execution of our continued focus on expanding risk-adjusted returns, as well as higher average retail asset levels resulting from sustained asset growth.
Commercial financing revenue increased $63 million and $115 million for the three months and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increases were primarily due to an increase in floorplan assets resulting from growing dealer vehicle inventories and higher average vehicle prices as well as higher benchmark interest rates. The increases were also due to an increase in non-floorplan dealer loan balances.
We recognized gains from the sale of automotive loans of $35 million and $59 million for the three months and six months ended June 30, 2017, respectively, compared to $5 million and $10 million for the same periods in 2016. During the three months ended June 30, 2017, we sold certain previously written-down retail automotive loans related to consumers in Chapter 13 bankruptcy where borrowers continue to make payments, realizing a gain of $33 million, to proactively manage our overall credit exposure, asset levels, and capital utilization. A portion of the total gains on sale for the six months ended June 30, 2017, and for the three and six months ended June 30, 2016, was partially offset within Corporate and Other as a result of our FTP methodology.
Total net operating lease revenue decreased 37% and 39% for the three months and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The decreases in net operating lease revenue were due to the runoff of our GM lease portfolio as well as less favorable remarketing activity in 2017 compared to the same periods in 2016, primarily due to lower used vehicle prices. We recognized remarketing gains of $32 million and $29 million for the three months and six months ended June 30, 2017, respectively, compared to gains of $86 million and $141 million for the same periods in 2016. Refer to the Lease Residual Risk Management section of this MD&A for further discussion.
The provision for loan losses was $266 million and $534 million for the three months and six months ended June 30, 2017, respectively, compared to $170 million and $379 million for the same periods in 2016. The increases in provision for loan losses were primarily due to higher net charge-offs in our consumer automotive portfolio as a result of our focus on originating a more profitable mix of business and retail asset growth. Refer to the Risk Management section of this MD&A for further discussion.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing
During the three months and six months ended June 30, 2017, our average buy rate for retail originations increased 66 and 49 basis points, respectively, relative to the same periods in 2016. We set our buy rates using a granular, risk-based methodology factoring in several variables such as interest costs, projected net average annualized loss rates (NAALR) at the time of origination, anticipated operating costs, and targeted return on equity. The increases in our average buy rate were primarily the result of an increase to interest rates and our strategy to increase our targeted return on equity and more focused deployment of shareholder capital. While we have seen an increase in provision expense and charge-offs in our consumer automotive loan portfolio over the past year in part due to deteriorating credit performance in our lower credit tiers, this increase was also a result of a deliberate shift in origination mix designed to achieve a higher risk-adjusted return. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $9.0 billion, or approximately 13.6% of our total consumer automotive loans at June 30, 2017, as compared to $9.1 billion, or approximately 13.8% of our total consumer automotive loans at December 31, 2016.
The following table presents retail loan originations by credit tier.

Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended June 30, 2017
S	$2.4	32	762
A	3.3	44	665
B	1.5	20	640
C	0.3	4	608
Total retail originations	$7.5	100	686
Three months ended June 30, 2016
S	$2.7	32	757
A	3.7	43	669
B	1.7	20	642
C	0.4	5	607
Total retail originations	$8.5	100	686
Six months ended June 30, 2017
S	$5.0	32	762
A	6.6	43	666
B	3.2	21	640
C	0.6	4	608
Total retail originations	$15.4	100	687
Six months ended June 30, 2016
S	$5.2	31	757
A	7.2	43	668
B	3.3	20	641
C	0.9	5	606
D	0.1	1	576
Total retail originations	$16.7	100	685

(a)
Represents Ally's internal credit score, incorporating numerous borrower and structure attributes including: FICO® Score; severity and aging of delinquency; number of credit inquiries; loan-to-value ratio; and payment-to-income ratio. We originated an insignificant amount of retail loans classified as Tier D during the three months and six months ended June 30, 2017, and the three months ended June 30, 2016; and Tier E during the three months and six months ended June 30, 2016.

Retail originations in Tier S represented 32% of originations during both the three months and six months ended June 30, 2017, compared to 32% and 31% during the three months and six months ended June 30, 2016, respectively, while Tier C declined to 4% from 5% during the same periods. Our overall origination mix continues to be in line with our focus on optimizing risk-adjusted returns.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
0–71	19%	17%	19%	18%
72–75	68	68	67	68
76 +	13	15	14	14
Total retail originations (a)	100%	100%	100%	100%

(a)	Excludes RV loans.
As we continue the execution of our targeted underwriting strategy to originate consumer automotive assets across a broad risk spectrum, retail originations with a term of 76 months or more represented 13% and 14% of total retail originations for the three months and six months ended June 30, 2017, respectively, compared to 15% and 14% for the same periods in 2016. Substantially all of the loans originated with a term of 76 months or more during the three months and six months ended June 30, 2017, and 2016, were considered to be prime and in credit tiers S, A, or B. We define prime retail automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.
The following table presents the percentage of total outstanding retail loans by origination year.

June 30,	2017	2016
Pre-2013	2%	8%
2013	5	10
2014	10	18
2015	25	39
2016	36	25
2017	22	—
Total	100%	100%
The 2017, 2016, and 2015 vintages comprise 83% of the overall retail portfolio as of June 30, 2017, and have higher average buy rates and expected losses than older vintages. The increases in average buy rate and expected loss were due to the execution of our targeted underwriting strategy to originate consumer automotive assets across a broad risk spectrum, and our continued focus on expanding risk-adjusted returns.
The following tables present the total retail loan and lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2017	2016	2017	2016
New retail standard	$3,437	$4,364	40	47
Used retail	4,005	4,024	47	43
Lease	1,115	871	13	9
New retail subvented	42	128	—	1
Total consumer automotive financing originations (a)	$8,599	$9,387	100	100

(a)
Includes Commercial Services Group (CSG) originations of $874 million and $849 million for the three months ended June 30, 2017, and 2016, respectively, and RV originations of $131 million and $147 million for the three months ended June 30, 2017, and 2016, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2017	2016	2017	2016
New retail standard	$7,130	$8,404	41	46
Used retail	8,216	8,116	47	44
Lease	2,039	1,704	12	9
New retail subvented	79	204	—	1
Total consumer automotive financing originations (a)	$17,464	$18,428	100	100

(a)
Includes Commercial Services Group (CSG) originations of $1,863 million and $1,684 million for the six months ended June 30, 2017, and 2016, respectively, and RV originations of $261 million and $276 million for the six months ended June 30, 2017, and 2016, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2017	2016	2017	2016
Growth (a)	$3,494	$3,434	41	37
GM	2,542	3,304	29	35
Chrysler	2,563	2,649	30	28
Total consumer automotive financing originations	$8,599	$9,387	100	100

(a)	Includes Carvana purchased originations of $90 million for the three months ended June 30, 2017.

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2017	2016	2017	2016
Growth (a)	$6,996	$6,801	40	37
GM	5,409	6,633	31	36
Chrysler	5,059	4,994	29	27
Total consumer automotive financing originations	$17,464	$18,428	100	100

(a)	Includes Carvana purchased originations of $158 million for the six months ended June 30, 2017.
During the three months and six months ended June 30, 2017, total consumer originations decreased $788 million and $964 million, respectively, compared to the same periods in 2016. The decreases were due to lower volume from the GM channel and our continued focus on profitable originations over volume levels. The decrease in GM volume during the three months ended June 30, 2017, was somewhat offset by higher volume in the Growth channel. The decrease in GM volume during the six months ended June 30, 2017, was somewhat offset by higher volume in the Growth and Chrysler channels.
We have included origination metrics by loan term and FICO® Score. However, the proprietary way we evaluate risk is based on multiple inputs as described in the section titled Automotive Financing Volume — Acquisition and Underwriting within the MD&A included in our 2016 Annual Report on Form 10-K.
The following table presents the percentage of total retail loan and lease originations, in dollars, by FICO® Score.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
740 +	25%	23%	25%	22%
739–660	35	37	35	37
659–620	24	24	24	25
619–540	10	10	10	10
< 540	1	1	1	1
Unscored (a)	5	5	5	5
Total consumer automotive financing originations	100%	100%	100%	100%

(a)	Unscored are primarily CSG contracts with entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 11% of total consumer originations for both the three months and six months ended June 30, 2017, and 2016. Consumer loans and leases with FICO® Scores of less than 540 continued to comprise only 1% of total originations for both the three months and six months ended June 30, 2017. Nonprime applications that are not

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

automatically declined by our proprietary credit-scoring models for risk reasons are manually reviewed and decisioned by an experienced underwriting team. The nonprime portfolio is subject to more stringent underwriting criteria for certain loan attributes (e.g., payment-to-income, mileage, and maximum amount financed) and generally does not include any loans with a term of 76 months or more. For discussion of our credit risk management practices and performance, refer to the section titled Risk Management.
For discussion of manufacturer marketing incentives, refer to our Annual Report on Form 10-K for the year ended December 31, 2016, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Automotive Finance Operations.
Commercial Wholesale Financing Volume
The following table summarizes the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles.

	Average balance		Average balance
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
GM new vehicles	$18,278	$15,056	$17,867	$14,692
Chrysler new vehicles	8,763	8,991	9,001	9,117
Growth new vehicles	4,712	4,275	4,605	4,181
Used vehicles	3,924	3,812	4,051	3,845
Total commercial wholesale finance receivables	$35,677	$32,134	$35,524	$31,835
Commercial wholesale financing average volume increased $3.5 billion and $3.7 billion during the three months and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to higher dealer inventory levels and an increase in our mix of trucks and sport utility vehicles, which have higher average prices than cars. Dealer inventory levels are dependent on a number of factors including manufacturer production schedules and vehicle mix, sales incentives, and industry sales—all of which can influence future wholesale balances.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term loans and automotive fleet financing. Automotive dealer term loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate and/or other dealership assets, and are typically personally guaranteed by the individual owners of the dealership. Automotive dealer loans, inclusive of our commercial lease portfolio, increased $659 million and $585 million to an average of $5.8 billion and $5.7 billion for the three months and six months ended June 30, 2017, respectively, compared to an average of $5.2 billion and $5.1 billion for the three months and six months ended June 30, 2016. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. In 2016, we began offering collateralized financing to mid-market companies, corporations, and municipalities for the acquisition of transportation assets including tractors and trailers, among other things.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2017	2016	Favorable/(unfavorable) % change	2017	2016	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$227	$236	(4)	$468	$466	—
Investment income, net (a)	27	34	(21)	62	68	(9)
Other income	5	5	—	8	9	(11)
Total insurance premiums and other income	259	275	(6)	538	543	(1)
Expense
Insurance losses and loss adjustment expenses	125	145	14	213	218	2
Acquisition and underwriting expense
Compensation and benefits expense	18	17	(6)	37	35	(6)
Insurance commissions expense	104	97	(7)	203	191	(6)
Other expenses	33	34	3	66	67	1
Total acquisition and underwriting expense	155	148	(5)	306	293	(4)
Total expense	280	293	4	519	511	(2)
(Loss) income from continuing operations before income tax expense	$(21)	$(18)	(17)	$19	$32	(41)
Total assets	$7,308	$7,193	2	$7,308	$7,193	2
Insurance premiums and service revenue written	$220	$237	(7)	$460	$459	—
Combined ratio (b)	122.1%	122.8%		109.8%	108.7%

(a)
Includes realized gains on investments of $15 million and $36 million for the three months and six months ended June 30, 2017, respectively, and $21 million and $43 million for the three months and six months ended June 30, 2016; and interest expense of $13 million and $24 million for the three months and six months ended June 30, 2017, respectively, and $12 million and $24 million for the three months and six months ended June 30, 2016.

(b)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Our Insurance operations incurred a loss from continuing operations before income tax expense of $21 million and income of $19 million for the three months and six months ended June 30, 2017, respectively, compared to a loss of $18 million and income of $32 million for the three months and six months ended June 30, 2016, respectively. The increased loss for the three months ended June 30, 2017, was primarily due to lower investment income driven by lower realized investment gains and lower insurance premiums and service revenue earned, partially offset by lower weather-related losses as a result of the reinsurance agreement entered into in April 2017. The decrease in income for the six months ended June 30, 2017, was primarily due to lower realized investment gains and higher weather-related losses in the first quarter of 2017, partially offset by lower weather-related losses in the second quarter of 2017 as a result of the reinsurance agreement entered into in April 2017.
Insurance premiums and service revenue earned was $227 million and $468 million for the three months and six months ended June 30, 2017, respectively, compared to $236 million and $466 million for the three months and six months ended June 30, 2016. The decrease for the three months ended June 30, 2017, was primarily due to the ceding of vehicle inventory insurance premiums under the reinsurance agreement. The decrease was partially offset by higher vehicle inventory insurance rates and higher dealer floorplan balances. Insurance premiums and service revenue earned was relatively flat for the six months ended June 30, 2017, compared to the same period in 2016 as increases from higher vehicle inventory insurance rates and higher dealer floorplan balances were largely offset by ceding of premiums under the reinsurance agreement.
Insurance losses and loss adjustment expenses totaled $125 million and $213 million for the three months and six months ended June 30, 2017, respectively, compared to $145 million and $218 million for the same periods in 2016. The decreases for the three months and six months ended June 30, 2017 were primarily due to the ceding of weather-related losses subject to the reinsurance agreement. The decline in losses for the six months ended June 30, 2017, was partially offset by higher weather-related losses in the first quarter of 2017, prior to entering into the reinsurance agreement in April 2017. The combined ratio remained relatively consistent at 122.1% and 109.8% for the three

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

months and six months ended June 30, 2017, respectively, compared to 122.8% and 108.7% for the three months and six months ended June 30, 2016.
The following table shows premium and service revenue written by insurance product.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Vehicle service contracts
New retail	$108	$112	$211	$208
Used retail	119	109	232	218
Reinsurance (a)	(51)	(48)	(100)	(89)
Total vehicle service contracts (b)	176	173	343	337
Vehicle inventory insurance	20	45	72	86
Other finance and insurance (c)	24	19	45	36
Total	$220	$237	$460	$459

(a)	Reinsurance represents the transfer of premiums and risk from an Ally insurance company to a third-party insurance company.

(b)	VSC revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern.

(c)	Other finance and insurance includes GAP coverage, excess wear and tear, and other ancillary products.
Insurance premiums and service revenue written was $220 million and $460 million for the three months and six months ended June 30, 2017, respectively, compared to $237 million and $459 million for the same periods in 2016. The decrease for the three months ended June 30, 2017, was primarily due to the ceding of vehicle inventory insurance premiums under the reinsurance agreement and an increase in dealer reinsurance participation, partially offset by higher vehicle inventory insurance rates, higher dealer floorplan balances, and higher VSC and GAP volume. Insurance premiums and service revenue written was relatively flat for the six months ended June 30, 2017, compared to the same period in 2016.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	June 30, 2017	December 31, 2016
Cash
Noninterest-bearing cash	$273	$273
Interest-bearing cash	850	612
Total cash	1,123	885
Available-for-sale securities
Debt securities
U.S. Treasury	313	299
U.S. States and political subdivisions	745	744
Foreign government	150	162
Agency mortgage-backed residential	689	633
Mortgage-backed residential	197	227
Mortgage-backed commercial	39	39
Asset-backed	—	6
Corporate debt	1,272	1,443
Total debt securities	3,405	3,553
Equity securities	505	595
Total available-for-sale securities	3,910	4,148
Total cash and securities	$5,033	$5,033

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2017	2016	Favorable/(unfavorable) % change	2017	2016	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$72	$64	13	$143	$121	18
Interest expense	40	38	(5)	77	75	(3)
Net financing revenue and other interest income	32	26	23	66	46	43
Gain on mortgage loans, net	1	—	n/m	1	—	n/m
Total net revenue	33	26	27	67	46	46
Provision for loan losses	1	—	n/m	2	3	33
Noninterest expense
Compensation and benefits expense	5	3	(67)	10	6	(67)
Other operating expenses	20	14	(43)	39	26	(50)
Total noninterest expense	25	17	(47)	49	32	(53)
Income from continuing operations before income tax expense	$7	$9	(22)	$16	$11	45
Total assets	$8,902	$8,014	11	$8,902	$8,014	11
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $7 million and $16 million for the three months and six months ended June 30, 2017, respectively, compared to $9 million and $11 million for the three months and six months ended June 30, 2016. The decrease for the three months ended June 30, 2017, was primarily due to increases in noninterest expense driven by continued expansion of the direct-to-consumer offering and asset growth as well as higher provision for loan losses due to portfolio growth. This decrease was partially offset by an increase in net financing revenue and other interest income driven by increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans. The increase for the six months ended June 30, 2017, was primarily due to an increase in net financing revenue and other interest income driven by increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans. The increase in income from continuing operations before income tax expense was partially offset by higher noninterest expense driven by continued expansion of the direct-to-consumer offering and asset growth.
Net financing revenue and other interest income was $32 million and $66 million for the three months and six months ended June 30, 2017, respectively, compared to $26 million and $46 million for the three months and six months ended June 30, 2016. The increases in net financing revenue and other interest income were primarily due to increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans. During the three months and six months ended June 30, 2017, we purchased $809 million and $1.1 billion, respectively, of mortgage loans that were originated by third parties, compared to $1.0 billion and $2.4 billion for the same periods in 2016.
Gain on sale of mortgage loans increased $1 million for both the three months and six months ended June 30, 2017, compared to the same periods in 2016, as a result of direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment partner.
The provision for loan losses increased $1 million and decreased $1 million for the three months and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The portfolio continues to demonstrate strong credit performance consistent with expectations.
Total noninterest expense was $25 million and $49 million for the three months and six months ended June 30, 2017, respectively, compared to $17 million and $32 million for the three months and six months ended June 30, 2016. The increases were driven by continued expansion of the direct-to-consumer offering and asset growth.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the net unpaid principal balance (UPB), net UPB as a percentage of total, weighted-average coupon (WAC), premium net of discounts, loan-to-value (LTV), and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
June 30, 2017
Adjustable-rate	$2,424	28	3.34%	$39	57.79%	775
Fixed-rate	6,258	72	4.02	145	61.55	772
Total	$8,682	100	3.83	$184	60.50	773
December 31, 2016
Adjustable-rate	$2,488	31	3.34%	$42	57.94%	773
Fixed-rate	5,633	69	4.02	131	60.47	772
Total	$8,121	100	3.81	$173	59.69	772

(a)	Represents UPB net of charge-offs.

(b)	Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.

(c)	Updated to reflect changes in credit score since loan origination.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2017	2016	Favorable/(unfavorable) % change	2017	2016	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$70	$46	52	$124	$90	38
Interest expense	22	17	(29)	42	33	(27)
Net financing revenue and other interest income	48	29	66	82	57	44
Total other revenue	10	4	150	28	10	180
Total net revenue	58	33	76	110	67	64
Provision for loan losses	6	3	(100)	12	9	(33)
Noninterest expense
Compensation and benefits expense	10	10	—	24	20	(20)
Other operating expenses	7	6	(17)	14	13	(8)
Total noninterest expense	17	16	(6)	38	33	(15)
Income from continuing operations before income tax expense	$35	$14	150	$60	$25	140
Total assets	$3,552	$2,989	19	$3,552	$2,989	19
Our Corporate Finance operations earned income from continuing operations before income tax expense of $35 million and $60 million for the three months and six months ended June 30, 2017, respectively, compared to $14 million and $25 million for the same periods in 2016. The increases for the three months and six months ended June 30, 2017, were driven by continued growth in our loan portfolio. Results for the three months ended June 30, 2017, were also favorably impacted by higher loan syndication income and the full collection of funds related to a nonaccrual loan. Results for the six months ended June 30, 2017, were also favorably impacted by a gain on an equity investment in the first quarter of 2017.
Net financing revenue and other interest income was $48 million and $82 million for the three months and six months ended June 30, 2017, respectively, compared to $29 million and $57 million for the same periods in 2016. The increases were primarily due to asset growth across all business verticals in line with our growth strategy, which resulted in a 19% increase in the gross carrying value of finance receivables and loans as of June 30, 2017, compared to June 30, 2016. Additionally, interest and fees on finance receivables and loans was favorably impacted by the payoff of a nonaccrual loan exposure in the second quarter of 2017, which resulted in the recognition of $9 million of interest income.
Other revenue was $10 million and $28 million for the three months and six months ended June 30, 2017, respectively, compared to $4 million and $10 million for the same periods in 2016. The increase for the three months ended June 30, 2017, was primarily driven by an increase in loan syndication income. The increase for the six months ended June 30, 2017, was primarily driven by an $11 million gain on the sale of an equity investment during the first quarter of 2017, and higher loan syndication income.
The provision for loan losses increased $3 million for both the three months and six months ended June 30, 2017, compared to the three months and six months ended June 30, 2016. The increases were primarily due to higher provision expense for individually impaired loans during the three months and six months ended June 30, 2017, compared to the same periods in 2016.
Total noninterest expense was $17 million and $38 million for the three months and six months ended June 30, 2017, respectively, compared to $16 million and $33 million for the same periods in 2016. The increases were primarily due to the addition of new business verticals and higher expenses to support the growth of the business.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Credit Portfolio
The following table presents loans held-for-sale, the gross carrying value of finance receivables and loans outstanding, and unfunded commitments to lend of our Corporate Finance operations.

($ in millions)	June 30, 2017	December 31, 2016
Loans held-for-sale, net	$14	$—
Finance receivables and loans	$3,553	$3,180
Unfunded lending commitments (a)	$1,258	$1,483

(a)
Includes unused revolving credit line commitments for loans held-for-sale and finance receivables and loans, signed commitment letters, and standby letter of credit facilities, which are issued on behalf of clients and may contingently require us to make payments to a third-party beneficiary should the client fail to fulfill a contractual commitment. As many of these commitments are subject to borrowing base agreements and other restrictive covenants or may expire without being fully drawn, the contract amounts are not necessarily indicative of future cash requirements.

The following table presents the percentage of total finance receivables and loans of our Corporate Finance operations by industry concentration. The finance receivables and loans are reported at gross carrying value.

	June 30, 2017	December 31, 2016
Industry
Services	27.9%	27.4%
Automotive and transportation	14.1	13.5
Health services	10.7	12.0
Machinery, equipment, and electronics	9.0	6.6
Other manufactured products	8.4	8.8
Wholesale	7.9	8.9
Chemicals and metals	4.9	5.8
Retail trade	4.4	5.1
Food and beverages	4.1	4.2
Paper, printing, and publishing	2.8	3.2
Other	5.8	4.5
Total finance receivables and loans	100.0%	100.0%

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate and Other
The following table summarizes the activities of Corporate and Other. Corporate and Other primarily consists of activity related to centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with debt issuances, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, the activity related to Ally Invest, and reclassifications and eliminations between the reportable operating segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2017	2016	Favorable/(unfavorable) % change	2017	2016	Favorable/(unfavorable)% change
Net financing revenue and other interest income
Total financing revenue and other interest income	$143	$89	61	$269	$181	49
Interest expense
Original issue discount amortization	22	18	(22)	43	36	(19)
Other interest expense	80	87	8	181	168	(8)
Total interest expense	102	105	3	224	204	(10)
Net financing revenue and other interest income (a)	41	(16)	n/m	45	(23)	n/m
Other revenue
Loss on mortgage and automotive loans, net	—	(2)	100	(10)	(6)	(67)
Loss on extinguishment of debt	(1)	—	n/m	(2)	(4)	50
Other gain on investments, net	8	18	(56)	14	50	(72)
Other income, net of losses	18	18	—	36	33	9
Total other revenue	25	34	(26)	38	73	(48)
Total net revenue	66	18	n/m	83	50	66
Provision for loan losses	(4)	(1)	n/m	(8)	1	n/m
Total noninterest expense (b)	62	37	(68)	119	70	(70)
Income (loss) from continuing operations before income tax expense	$8	$(18)	144	$(28)	$(21)	(33)
Total assets	$29,136	$27,379	6	$29,136	$27,379	6
n/m = not meaningful

(a)	Refer to the table that follows for further details on the components of net financing revenue and other interest income.

(b)
Includes reductions of $200 million and $412 million for the three months and six months ended June 30, 2017, respectively, and $186 million and $388 million for the three months and six months ended June 30, 2016, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

The following table summarizes the components of net financing revenue and other interest income for Corporate and Other.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Original issue discount amortization (a)	$(22)	$(18)	$(43)	$(36)
Net impact of the funds-transfer pricing methodology	49	(6)	64	(3)
Other (including legacy mortgage net financing revenue, Ally Invest, and other interest income)	14	8	24	16
Net financing revenue and other interest income for Corporate and Other	$41	$(16)	$45	$(23)

(a)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining amortization of the original issue discount at June 30, 2017.

Year ended December 31, ($ in millions)	2017	2018	2019	2020	2021	2022 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$1,235	$1,135	$1,096	$1,057	$1,014	$—
Total amortization (b)	47	100	39	39	43	1,014	$1,282

(a)	The maximum annual scheduled amortization for any individual year is $153 million in 2030.

(b)	The amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other earned income from continuing operations before income tax expense of $8 million and incurred a loss of $28 million for the three months and six months ended June 30, 2017, respectively, compared to losses of $18 million and $21 million for the three months and six months ended June 30, 2016. The increase in income for the three months ended June 30, 2017, was primarily due to an increase in financing revenue and other interest income driven by an increase in interest and dividends on investment securities and other earning assets, partially offset by lower gains on sales of investment securities, and an increase in noninterest expense driven by increased compensation and benefits expense. The increase in loss for the six months ended June 30, 2017, was primarily due to an increase in noninterest expense driven by an increase in compensation and benefits to support the growth of the business, a decrease in gains on sales of investment securities, and an increase in interest expense driven by increased interest on deposits resulting from deposit growth and increased LIBOR rates on secured borrowings, partially offset by a decrease in unsecured debt as maturities have been replaced with lower cost funding. The increase in loss was partially offset by an increase in financing revenue and other interest income driven by an increase in interest and dividends on investment securities and other earning assets.
Financing revenue and other interest income was $143 million and $269 million for the three months and six months ended June 30, 2017, respectively, compared to $89 million and $181 million for the three months and six months ended June 30, 2016. The increases were primarily driven by increased interest and dividends on investment securities and other earning assets compared to the same periods in 2016 primarily as a result of growth in the size of the investment portfolio.
Interest expense was $102 million and $224 million for the three months and six months ended June 30, 2017, respectively, compared to $105 million and $204 million for the three months and six months ended June 30, 2016. Interest expense remained relatively flat for the three months ended June 30, 2017, compared to the same period in 2016, as unsecured debt maturities have been replaced with lower cost deposit funding. The increases for the six months ended June 30, 2017, were primarily driven by increased interest on deposits resulting from deposit growth and increased LIBOR rates on secured borrowings. The increase was partially offset by a decrease in borrowings including higher-cost unsecured debt as maturities are replaced with lower cost funding.
Other gain on investments was $8 million and $14 million for the three months and six months ended June 30, 2017, respectively, compared to $18 million and $50 million for the three months and six months ended June 30, 2016. The decreases were due primarily to higher sales of investment securities in 2016 that did not recur in the current period.
Noninterest expense was $62 million and $119 million for the three months and six months ended June 30, 2017, respectively, compared to $37 million and $70 million for the three months and six months ended June 30, 2016. The increases were primarily due to increased expenses from the Ally Invest integration and operations included in our results subsequent to acquisition in the second quarter of 2016 and increased compensation and benefit expenses to support the growth of the business.
Total assets were $29.1 billion as of June 30, 2017, compared to $27.4 billion as of June 30, 2016. The increase was primarily the result of growth of our available-for-sale and held-to-maturity securities portfolios. The increase was partially offset by the continued runoff of our legacy mortgage portfolio. At June 30, 2017, the gross carrying value of the legacy mortgage portfolio was $2.4 billion, compared to $3.1 billion at June 30, 2016.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	June 30, 2017	December 31, 2016
Cash
Noninterest-bearing cash	$1,218	$1,249
Interest-bearing cash	2,013	3,770
Total cash	3,231	5,019
Available-for-sale securities
Debt securities
U.S. Treasury	1,539	1,321
U.S. States and political subdivisions	37	38
Agency mortgage-backed residential	12,987	9,657
Mortgage-backed residential	1,841	1,870
Mortgage-backed commercial	436	498
Asset-backed	1,014	1,394
Total available-for-sale securities	17,854	14,778
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,110	789
Asset-backed retained notes	46	—
Total held-to-maturity securities	1,156	789
Total cash and securities	$22,241	$20,586
Ally Invest
On June 1, 2016, we acquired 100% of the equity of TradeKing, a digital wealth management company with an online broker-dealer, digital portfolio management platform, and educational content. In May 2017, we launched Ally Invest, our digital brokerage and wealth management offering that combines the platform we acquired from the acquisition of TradeKing with our award-winning online banking platform. The following table presents the trading days and average customer trades per day during each respective quarter and the number of funded accounts, total net customer assets, and total customer cash balances as of the end of each full quarter since acquisition for our online broker-dealer.

	2nd Quarter 2017	1st Quarter 2017	4th Quarter 2016	3rd Quarter 2016
Trading days (a)	63	62	62.5	64
Average customer trades per day (in thousands)	17	19	18	17
Funded accounts (b) (in thousands)	250	251	244	$240
Total net customer assets ($ in millions)	$5,007	$4,987	$4,771	$4,678
Total customer cash balances ($ in millions)	$1,154	$1,232	$1,253	$1,177

(a)	Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.

(b)	Represents open and funded brokerage accounts.

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
Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	June 30, 2017	December 31, 2016
Finance receivables and loans
Automotive Finance	$105,614	$104,646
Mortgage Finance	8,866	8,294
Corporate Finance	3,553	3,180
Corporate and Other (a)	2,495	2,824
Total finance receivables and loans	120,528	118,944
Loans held-for-sale
Mortgage Finance (b)	3	—
Corporate Finance	14	—
Total loans held-for-sale	17	—
Total on-balance sheet loans	120,545	118,944
Off-balance sheet securitized loans
Automotive Finance (c)	2,662	2,392
Whole-loan sales
Automotive Finance (c)	1,947	3,164
Operating lease assets
Automotive Finance	9,717	11,470
Total loan and lease exposure	$134,871	$135,970
Serviced loans and leases
Automotive Finance	$119,667	$121,480
Mortgage Finance	8,869	8,294
Corporate Finance	3,467	2,991
Corporate and Other	2,428	2,757
Total serviced loans and leases	$134,431	$135,522

(a)	Includes $2.4 billion and $2.8 billion of consumer mortgage loans in our legacy mortgage portfolio at June 30, 2017, and December 31, 2016, respectively.

(b)	Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.

(c)	Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.
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
Since the end of 2014, we have experienced growth in our consumer retail automotive loan portfolio and a significant reduction in lease assets. This shift in our portfolio mix has contributed to an increase in provision expense for loan losses. Consumer lease residuals are not included in the allowance for loan losses as changes in the expected residual values on consumer leases are included in depreciation expense over the remaining life of the lease. Our risk to future fluctuations in used vehicle values is diminishing as our lease assets have declined materially and will continue to decline as the number of lease terminations continues to outpace lease originations. All leases are exposed to potential reductions in used vehicle values, while only those loans where we take possession of the vehicle are affected by potential

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

reductions in used vehicle values. Operating lease assets, net of accumulated depreciation decreased $1.8 billion to $9.7 billion at June 30, 2017, from $11.5 billion at December 31, 2016.
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
Additionally, we utilize numerous collection strategies to mitigate loss and provide ongoing support to customers in financial distress. For automotive loans, we work with customers when they become delinquent on their monthly payment. In lieu of repossessing their vehicle, we may offer several types of assistance to aid our customers based on their willingness and ability to repay their loan. Loss mitigation may include extension of the loan maturity date and rewriting the loan terms. For mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates.
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
We closely monitor macro-economic trends given the nature of our business and the potential impacts on our exposure to credit risk. During the three months and six months ended June 30, 2017, the U.S. economy continued to modestly expand and consumer confidence remained strong. The labor market remained healthy during the period, with nonfarm payrolls increasing and the annual unemployment rate falling to 4.4% as of June 30, 2017. Within the U.S. automotive market, new light vehicle sales have moderated from historic highs, and were down modestly year over year at a Seasonally Adjusted Annual Rate of 16.6 million for the three months ended June 30, 2017. We continue to experience downward pressure on used vehicle values and expect that to continue throughout 2017.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and loans held-for-sale. At June 30, 2017, this primarily included $105.6 billion of automotive finance receivables and loans and $11.3 billion of consumer mortgage finance receivables and loans. Our Mortgage Finance operations consist of the management of our held-for-investment mortgage loan portfolio which includes bulk purchases of high-quality jumbo and LMI mortgage loans. In late 2016, we introduced direct mortgage originations consisting of jumbo mortgage loans that are originated as held-for-investment and conforming mortgage loans that are originated as held-for-sale.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Consumer
Finance receivables and loans
Loans at gross carrying value	$78,068	$76,843	$632	$697	$—	$—
Loans held-for-sale	3	—	—	—	—	—
Total consumer loans (b)	78,071	76,843	632	697	—	—
Commercial
Finance receivables and loans
Loans at gross carrying value	42,460	42,101	151	122	—	—
Loans held-for-sale	14	—	—	—	—	—
Total commercial loans	42,474	42,101	151	122	—	—
Total on-balance sheet loans	$120,545	$118,944	$783	$819	$—	$—

(a)	Includes nonaccrual TDR loans of $273 million and $286 million at June 30, 2017, and December 31, 2016, respectively.

(b)
Includes outstanding CSG loans of $7.0 billion and $6.7 billion at June 30, 2017, and December 31, 2016, respectively, and RV loans of $1.8 billion and $1.7 billion at June 30, 2017, and December 31, 2016, respectively.

Total on-balance sheet loans outstanding at June 30, 2017, increased $1.6 billion to $120.5 billion from December 31, 2016, reflecting an increase of $1.2 billion in the consumer portfolio and an increase of $373 million in the commercial portfolio. The increase in consumer on-balance sheet loans was primarily due to our consumer automotive loan originations which outpaced portfolio runoff. Additionally, the consumer automotive loan portfolio increased as a result of our election to not renew a retail automotive credit conduit facility and the related purchase of approximately $521 million of retail automotive loans. The increase in commercial on-balance sheet loans outstanding was primarily due to the growth in our Corporate Finance portfolio in line with our business strategy, as well as the ongoing demand for automotive dealer term loans.
Total TDRs outstanding at June 30, 2017, increased $27 million to $690 million from December 31, 2016. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information.
Total nonperforming loans at June 30, 2017, decreased $36 million to $783 million from December 31, 2016, reflecting a decrease of $65 million of consumer nonperforming loans and an increase of $29 million of commercial nonperforming loans. The decrease in total nonperforming loans from December 31, 2016, was primarily due to the seasonal trends within the consumer automotive portfolio and the sale of certain consumer automotive loans in Chapter 13 bankruptcy status, partially offset by an increase in the commercial automotive portfolio primarily due to the downgrade of five accounts. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K for additional information.
The following table includes consumer and commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Consumer	$199	$152	1.0%	0.8%	$452	$331	1.2%	0.9%
Commercial	—	—	—	—	—	—	—	—
Total finance receivables and loans at gross carrying value	$199	$152	0.7	0.5	$452	$331	0.8%	0.6%

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Net charge-offs were $199 million and $452 million for the three months and six months ended June 30, 2017, respectively, compared to $152 million and $331 million for the three months and six months ended June 30, 2016. The increase during the three months and six months ended June 30, 2017, was driven by the seasoning of recent vintages reflecting our underwriting strategy to originate consumer automotive assets across a broad risk spectrum and expand our risk-adjusted returns, as well as lower average sales proceeds on repossessed vehicles.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following discussions titled Consumer Credit Portfolio and Commercial Credit Portfolio relate to consumer and commercial finance receivables and loans recorded at gross carrying value. Finance receivables and loans recorded at gross carrying value have an associated allowance for loan losses.
Consumer Credit Portfolio
During the three months and six months ended June 30, 2017, the credit performance of the consumer portfolio reflected both our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, including used, higher LTV, extended term, Growth channel, nonprime, and nonsubvented finance receivables and loans in order to generate a more profitable mix of business with appropriate risk-adjusted returns, as well as our bulk loan purchases and direct mortgage originations of high-quality jumbo and LMI mortgage loans. Within our consumer automotive portfolio, the performance in the lower credit tiers has deteriorated relative to initial expectations at the time of origination. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 13.6% of our total consumer automotive loans at June 30, 2017, compared to approximately 13.8% at December 31, 2016. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K.
The following table includes consumer finance receivables and loans recorded at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Consumer automotive (b) (c)	$66,774	$65,793	$540	$598	$—	$—
Consumer mortgage
Mortgage Finance	8,866	8,294	9	10	—	—
Mortgage — Legacy	2,428	2,756	83	89	—	—
Total consumer finance receivables and loans	$78,068	$76,843	$632	$697	$—	$—

(a)	Includes nonaccrual TDR loans of $205 million and $240 million at June 30, 2017, and December 31, 2016, respectively.

(b)
Includes $28 million and $43 million of fair value adjustment for loans in hedge accounting relationships at June 30, 2017, and December 31, 2016, respectively. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information.

(c)
Includes outstanding CSG loans of $7.0 billion and $6.7 billion at June 30, 2017, and December 31, 2016, respectively, and RV loans of $1.8 billion and $1.7 billion at June 30, 2017, and December 31, 2016, respectively.

Total consumer outstanding finance receivables and loans increased $1.2 billion at June 30, 2017, compared with December 31, 2016. The increase in consumer automotive finance receivables and loans was primarily related to our loan originations which outpaced portfolio runoff. Additionally, the consumer automotive loan portfolio increased as a result of our election to not renew a retail automotive credit conduit facility and the related purchase of approximately $521 million of retail automotive loans. The increase in consumer mortgage finance receivables and loans was primarily due to growth in the Mortgage Finance portfolio due to the execution of bulk loan purchases, partially offset by runoff within the total mortgage portfolio.
Total consumer nonperforming finance receivables and loans at June 30, 2017, decreased $65 million to $632 million from December 31, 2016, reflecting a decrease of $58 million of consumer automotive finance receivables and loans and a decrease of $7 million of consumer mortgage nonperforming finance receivables and loans. The decrease in nonperforming consumer automotive finance receivables and loans was primarily due to seasonal trends and the sale of certain consumer automotive loans in Chapter 13 bankruptcy status. The decrease in nonperforming consumer mortgage finance receivables and loans was primarily due to continued improvement in the macroeconomic environment, including increases in the house price index and low interest rates, as well as the liquidation of certain nonperforming accounts. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.8% and 0.9% at June 30, 2017, and December 31, 2016, respectively.
Consumer automotive loans accruing and past due 30 days or more decreased $349 million to $1.8 billion at June 30, 2017, compared with December 31, 2016, primarily due to seasonal trends.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Consumer automotive	$199	$148	1.2%	0.9%	$450	$321	1.4%	1.0%
Consumer mortgage
Mortgage — Legacy	—	4	—	0.5	2	10	0.1	0.6
Total consumer finance receivables and loans	$199	$152	1.0	0.8	$452	$331	1.2	0.9

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer finance receivables and loans were $199 million and $452 million for the three months and six months ended June 30, 2017, respectively, compared to $152 million and $331 million for the three months and six months ended June 30, 2016. The increase during the three months and six months ended June 30, 2017, was driven by the seasoning of recent vintages reflecting our underwriting strategy to originate consumer automotive assets across a broad risk spectrum and expand our risk-adjusted returns, as well as lower average sales proceeds on repossessed vehicles.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Consumer automotive	$7,484	$8,516	$15,425	$16,724
Consumer mortgage (a)	41	3	44	7
Total consumer loan originations	$7,525	$8,519	$15,469	$16,731

(a)	Includes $20 million and $23 million of loans originated as held-for-sale for the three months and six months ended June 30, 2017.
Total automotive-originated loans decreased $1.0 billion and $1.3 billion for the three months and six months ended June 30, 2017, respectively, compared to the same periods in 2016, as we continued to focus on selective originations based on improved risk-adjusted returns.
The following table shows the percentage of total consumer finance receivables and loans recorded at gross carrying value by state concentration. Total consumer automotive loans were $66.8 billion and $65.8 billion at June 30, 2017, and December 31, 2016, respectively. Total mortgage and home equity loans were $11.3 billion and $11.1 billion at June 30, 2017, and December 31, 2016, respectively.

	June 30, 2017 (a)		December 31, 2016
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
Texas	13.4%	6.7%	13.6%	6.6%
California	8.0	34.3	7.8	34.2
Florida	8.3	4.5	8.2	4.4
Pennsylvania	4.6	1.4	4.7	1.5
Illinois	4.2	3.2	4.3	3.4
Georgia	4.3	2.3	4.3	2.2
North Carolina	3.7	1.7	3.6	1.6
Ohio	3.5	0.5	3.5	0.5
New York	3.1	1.9	3.2	1.9
Missouri	2.9	1.1	2.8	1.2
Other United States	44.0	42.4	44.0	42.5
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at June 30, 2017.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in Texas and California, which represented an aggregate of 24.2% of our total outstanding consumer finance receivables

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

and loans at both June 30, 2017, and December 31, 2016. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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
Repossessed consumer automotive loan assets in our Automotive Finance operations at June 30, 2017, decreased $25 million to $110 million from December 31, 2016. Foreclosed mortgage assets at June 30, 2017, remained flat at $13 million as compared to December 31, 2016.
Commercial Credit Portfolio
During the three months and six months ended June 30, 2017, the credit performance of the commercial portfolio remained strong, as nonperforming finance receivables and loans remained relatively low and no net charge-offs were realized. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Commercial and industrial
Automotive	$34,782	$35,041	$75	$33	$—	$—
Other (b)	3,620	3,248	69	84	—	—
Commercial real estate — Automotive	4,058	3,812	7	5	—	—
Total commercial finance receivables and loans	$42,460	$42,101	$151	$122	$—	$—

(a)	Includes nonaccrual TDR loans of $68 million and $46 million at June 30, 2017, and December 31, 2016, respectively.

(b)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding increased $359 million from December 31, 2016, to $42.5 billion at June 30, 2017. The increase was primarily due to the growth in our Corporate Finance portfolio in line with our business strategy, as well as the ongoing demand for automotive dealer term loans. This increase was partially offset by a small reduction in the number of dealer relationships, due to the competitive environment across the automotive lending market.
Total commercial nonperforming finance receivables and loans were $151 million at June 30, 2017, reflecting an increase of $29 million when compared to December 31, 2016. The increase was primarily due to the downgrade of five accounts within the commercial automotive portfolio, partially offset by a decrease in the Corporate Finance portfolio primarily due to the payoff of one account. Credit performance within the Corporate Finance portfolio remains strong as impaired loans declined to 1.9% of the portfolio at June 30, 2017, as compared to 2.6% at December 31, 2016. Additionally, there were no net charge-offs within the Corporate Finance portfolio during both the three months and six months ended June 30, 2017, and 2016. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans increased slightly to 0.4% at June 30, 2017, compared to 0.3% at December 31, 2016.
Our net charge-offs from total commercial finance receivables and loans resulted in no net charge-offs for both the three months and six months ended June 30, 2017, and 2016.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $4.1 billion and $3.8 billion at June 30, 2017, and December 31, 2016, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration. These finance receivables and loans are reported at gross carrying value.

	June 30, 2017	December 31, 2016
Texas	15.7%	16.1%
Florida	10.5	10.2
California	8.5	7.9
Michigan	7.4	7.6
New Jersey	3.8	4.2
South Carolina	3.7	2.7
North Carolina	3.5	3.6
Georgia	3.4	3.6
Pennsylvania	3.2	3.1
Missouri	2.5	2.5
Other United States	37.8	38.5
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures increased $153 million from December 31, 2016, to $2.8 billion at June 30, 2017. The increase was primarily due to the Corporate Finance portfolio and is in line with the overall growth in Corporate Finance loan balances.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration. These finance receivables and loans within our automotive and Corporate Finance portfolios are reported at gross carrying value.

	June 30, 2017	December 31, 2016
Industry
Automotive	78.2%	81.2%
Services	6.5	6.3
Health/Medical	3.7	2.3
Other	11.6	10.2
Total commercial criticized finance receivables and loans	100.0%	100.0%

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended June 30, 2017 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at April 1, 2017	$941	$86	$1,027	$128	$1,155
Charge-offs (a)	(290)	(6)	(296)	—	(296)
Recoveries	91	6	97	—	97
Net charge-offs	(199)	—	(199)	—	(199)
Provision for loan losses	260	(3)	257	12	269
Allowance at June 30, 2017	$1,002	$83	$1,085	$140	$1,225
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2017 (b)	1.5%	0.7%	1.4%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the three months ended June 30, 2017	1.2%	—%	1.0%	—%	0.7%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2017 (b)	185.6%	89.6%	171.6%	92.5%	156.3%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2017	1.3	n/m	1.4	n/m	1.5
n/m = not meaningful

(a)
Represents the amount of the gross carrying value directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K for more information regarding our charge-off policies.

(b)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.

Three months ended June 30, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at April 1, 2016	$850	$115	$965	$112	$1,077
Charge-offs (a)	(227)	(9)	(236)	(1)	(237)
Recoveries	79	5	84	1	85
Net charge-offs	(148)	(4)	(152)	—	(152)
Provision for loan losses	168	(2)	166	6	172
Other (b)	(8)	—	(8)	—	(8)
Allowance at June 30, 2016	$862	$109	$971	$118	$1,089
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2016 (c)	1.4%	1.0%	1.3%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the three months ended June 30, 2016	0.9%	0.1%	0.8%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2016 (c)	170.7%	102.1%	158.7%	96.8%	148.4%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2016	1.5	7.6	1.6	n/m	1.8
n/m = not meaningful

(a)
Represents the amount of the gross carrying value directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K for more information regarding our charge-off policies.

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(c)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2017 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2017	$932	$91	$1,023	$121	$1,144
Charge-offs (a)	(631)	(15)	(646)	—	(646)
Recoveries	181	13	194	—	194
Net charge-offs	(450)	(2)	(452)	—	(452)
Provision for loan losses	527	(6)	521	19	540
Other (b)	(7)	—	(7)	—	(7)
Allowance at June 30, 2017	$1,002	$83	$1,085	$140	$1,225
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2017 (c)	1.5%	0.7%	1.4%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the six months ended June 30, 2017	1.4%	—%	1.2%	—%	0.8%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2017 (c)	185.6%	89.6%	171.6%	92.5%	156.3%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2017	1.1	17.3	1.2	n/m	1.4
n/m = not meaningful

(a)
Represents the amount of the gross carrying value directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K for more information regarding our charge-off policies.

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(c)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.

Six months ended June 30, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2016	$834	$114	$948	$106	$1,054
Charge-offs (a)	(480)	(19)	(499)	(1)	(500)
Recoveries	159	9	168	1	169
Net charge-offs	(321)	(10)	(331)	—	(331)
Provision for loan losses	375	5	380	12	392
Other (b)	(26)	—	(26)	—	(26)
Allowance at June 30, 2016	$862	$109	$971	$118	$1,089
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2016 (c)	1.4%	1.0%	1.3%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the six months ended June 30, 2016	1.0%	0.2%	0.9%	—%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2016 (c)	170.7%	102.1%	158.7%	96.8%	148.4%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2016	1.3	5.6	1.5	n/m	1.6
n/m = not meaningful

(a)
Represents the amount of the gross carrying value directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K for more information regarding our charge-off policies.

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(c)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.
The allowance for consumer loan losses at June 30, 2017, increased $114 million compared to June 30, 2016. The increase was driven by higher reserve requirements reflecting the changing composition of the consumer automotive portfolio to a more profitable mix of business consistent with Ally’s underwriting strategy and higher consumer automotive loan balances. This increase was partially offset by a decrease in the allowance for loan losses in our Mortgage Legacy portfolio as it continues to run off.
The allowance for commercial loan losses increased $22 million at June 30, 2017, compared to June 30, 2016, primarily driven by growth experienced in our commercial portfolios, as well as higher specific reserve requirements in our Corporate Finance portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2017			2016
June 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$1,002	1.5%	81.8%	$862	1.4%	79.2%
Consumer mortgage
Mortgage Finance	12	0.1	1.0	18	0.2	1.7
Mortgage — Legacy	71	2.9	5.8	91	2.9	8.3
Total consumer mortgage	83	0.7	6.8	109	1.0	10.0
Total consumer loans	1,085	1.4	88.6	971	1.3	89.2
Commercial
Commercial and industrial
Automotive	38	0.1	3.1	31	0.1	2.8
Other	76	2.1	6.2	61	2.0	5.6
Commercial real estate — Automotive	26	0.6	2.1	26	0.7	2.4
Total commercial loans	140	0.3	11.4	118	0.3	10.8
Total allowance for loan losses	$1,225	1.0	100.0%	$1,089	1.0	100.0%
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Consumer
Consumer automotive	$260	$168	$527	$375
Consumer mortgage
Mortgage Finance	1	—	2	3
Mortgage — Legacy	(4)	(2)	(8)	2
Total consumer mortgage	(3)	(2)	(6)	5
Total consumer loans	257	166	521	380
Commercial
Commercial and industrial
Automotive	6	1	6	2
Other	6	4	12	8
Commercial real estate — Automotive	—	1	1	2
Total commercial loans	12	6	19	12
Total provision for loan losses	$269	$172	$540	$392
The provision for consumer loan losses increased $91 million and $141 million for the three months and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increases during the three months and six months ended June 30, 2017, were primarily driven by our consumer automotive portfolio where we experienced higher net charge-offs and a larger increase in our allowance for loan losses year-over-year as a result of our focus on originating a more profitable mix of business across a broad credit spectrum by focusing on risk-adjusted returns. The increase during the six months ended June 30, 2017, was partially offset by a decrease in the Mortgage Legacy portfolio primarily driven by lower net charge-offs year-over-year.
The provision for commercial loan losses was $12 million and $19 million for the three months and six months ended June 30, 2017, respectively, compared to $6 million and $12 million for the same periods in 2016. The increases during the three months and six months

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

ended June 30, 2017, was primarily due to a larger increase in our allowance for loan losses year-over-year in line with the increase in nonperforming loans within our commercial portfolios.
Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. However, certain automotive manufacturers have provided their guarantee for portions of our residual exposure for lease programs with them. For information on our valuation of automotive lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates — Valuation of Automotive Lease Assets and Residuals within the MD&A included in our 2016 Annual Report on Form 10-K.
Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total lease vehicle disposals.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Off-lease vehicles terminated (in units)	71,667	76,001	149,428	154,821
Average gain per vehicle ($ per unit)	$453	$1,126	$194	$909
Method of vehicle sales
Auction
Internet	55%	53%	56%	55%
Physical	13	12	13	12
Sale to dealer, lessee, and other	32	35	31	33
The number of off-lease vehicles remarketed during the three months and six months ended June 30, 2017, decreased 6% and 3%, respectively, compared to the same periods in 2016. The residual risk associated with our operating lease portfolio should continue to decline as the number of lease terminations continues to outpace lease originations as a result of the runoff of our GM lease portfolio.
Average gain per vehicle decreased for the three months and six months ended June 30, 2017, compared to the same periods in 2016, but increased in the second quarter of 2017 compared to the first quarter of 2017. The decreases were primarily due to declining used vehicle values, which were more pronounced in the car market. We expect used vehicle values to continue to decline in the near term, and also expect the mix of trucks and sport utility vehicles in our future lease terminations to increase. For more information on our investment in operating leases, refer to Note 9 to the Condensed Consolidated Financial Statements, and Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.
Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of leased vehicles by type, based on volume of units.

June 30,	2017	2016
Car	24%	36%
Truck	22	15
Sport utility vehicle	54	49
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
Simulations are used to assess changes in net financing revenue in multiple interest rates scenarios relative to the baseline forecast. The changes in net financing revenue relative to the baseline are defined as the sensitivity. Our simulation incorporates contractual cash flows and repricing characteristics for all assets, liabilities and off-balance sheet exposures and incorporates the effects of changing interest rates on the prepayment and attrition rates of certain assets and liabilities. The analysis is highly dependent upon a variety of assumptions including the repricing characteristics of deposits with non-contractual maturities. Our simulation does not assume any specific future actions are taken to mitigate the impacts of changing interest rates. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next twelve months would increase by $6 million if interest rates remain unchanged.
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
Our twelve-month pretax net financing revenue sensitivity based on the market forward-curve was as follows.

	June 30, 2017		December 31, 2016
Change in interest rates ($ in millions)	Instantaneous	Gradual (a)	Instantaneous	Gradual (a)
-100 basis points	$53	$8	$46	$(14)
+100 basis points	(69)	(12)	(62)	(2)
+200 basis points	(277)	(67)	(153)	(19)

(a)	Gradual changes in interest rates are recognized over 12 months.
The implied forward rate curve has flattened since December 31, 2016, as short-end rates have increased and long-end rates have decreased. The impact of this change is reflected in our baseline net financing revenue projections. We remain moderately liability-sensitive as of June 30, 2017, in the upward interest rate shock scenarios as our simulation models assume liabilities will initially reprice faster than assets. The shift to a more liability-sensitive position as of June 30, 2017, is primarily due to growth in our investment securities and fixed-rate automotive loan portfolios, partially offset by higher variable-rate commercial loan balances. In addition, changes to our off-balance sheet hedging position increased liability sensitivity during the period. The exposure in the +200 interest rate shock has increased largely as a result of our deposit repricing assumptions.
The exposure in the downward interest rate shock scenario continues to benefit net financing revenue as of June 30, 2017.
The future repricing behavior of retail deposit liabilities, particularly non-maturity deposits, remains a significant driver of interest rate sensitivity. Our upward interest rate shock scenarios assume a longer term liquid products deposit beta of approximately 75%. We continue to believe our deposits may ultimately be less sensitive to interest rate changes, which would reduce our overall exposure to rising interest rate shocks. Assuming a static liquid products retail deposit beta of 50% would result in a consolidated interest rate risk position that is asset-sensitive in the upward interest rate shock scenarios.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Our pro-forma rate sensitivity assuming a static 50% deposit pass-through based on the forward-curve was as follows.

	June 30, 2017		December 31, 2016
Change in interest rates ($ in millions)	Instantaneous	Gradual (a)	Instantaneous	Gradual (a)
+100 basis points	$41	$37	$77	$50
+200 basis points	42	65	119	88

(a)	Gradual changes in interest rates are recognized over 12 months.
Our current liability-sensitive risk position is influenced by the net impact of off balance sheet hedging positions, which continue to generate positive financing revenue in the current interest rate environment. This position includes both receive-fixed interest rate swaps designated as fair value hedges of certain fixed-rate liabilities, including unsecured debt, and pay-fixed interest rate swaps designated as cash flow hedges of certain floating-rate secured debt instruments. The size, maturity and mix of our hedging activities change frequently as we adjust our broader asset and liability management objectives.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Liquidity Management, Funding, and Regulatory Capital
Overview
The purpose of liquidity management is to ensure our ability to meet loan and lease demand, debt maturities, deposit withdrawals, and other cash commitments under both normal operating conditions as well as periods of economic or financial stress. Our primary objective is to maintain cost-effective, stable and diverse sources of funding capable of sustaining the organization throughout all market cycles. Sources of funding include both retail and brokered deposits and secured and unsecured market-based funding across various maturity, interest rate, and investor profiles. Additional liquidity is available through a pool of unencumbered highly liquid securities, borrowing facilities, repurchase agreements, as well as funding programs supported by the FRB and the FHLB of Pittsburgh.
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
Since becoming a BHC in December 2008, a significant portion of asset originations have been directed to Ally Bank in order to reduce parent company exposures and funding requirements, and to utilize our growing consumer deposit-taking capabilities. This has allowed us to use bank funding for a wider array of our automotive finance assets and to provide a sustainable long-term funding channel for the business, while also improving the cost of funds for the enterprise. On March 7, 2016, Ally Bank received approval from the FRB to become a state member bank. Ally Bank is now regulated by the FRB through the Federal Reserve Bank of Chicago, as well as the Utah Department of Financial Institutions. In addition, in connection with the application for membership in the Federal Reserve System, Ally Bank made commitments to the FRB relating to capital, liquidity, and business plan requirements. These commitments are consistent with the prior requirements under the now-terminated Capital and Liquidity Maintenance Agreement with the FDIC, including the requirement to maintain capital at a level such that Ally Bank’s Tier 1 leverage ratio is at least 15%. For this purpose, the Tier 1 leverage ratio is determined in accordance with the FRB's regulations related to capital adequacy. Continuation of the Ally Bank Tier 1 leverage ratio requirement could further restrict balance sheet growth within Ally Bank and could unfavorably impact liquidity at AFI. We continue to have ongoing dialogue with our regulators about a more normalized level of capital maintenance.
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

June 30, 2017 ($ in millions)
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$14,471
Liquid cash and equivalents	3,953
Committed funding facilities
Total capacity	16,425
Outstanding	13,880
Unused capacity (a)	2,545
Total available liquidity	$20,969

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

As of June 30, 2017, assuming a long-term capital markets stress, we expect that our available liquidity would allow us to continue to fund all planned loan originations and meet all of our financial obligations for more than 36 months, assuming no issuance of unsecured debt or term securitizations.
In addition, our Modified Liquidity Coverage Ratio exceeded 100% at June 30, 2017. Refer to Note 18 to the Condensed Consolidated Financial Statements and the section titled Regulation and Supervision in Part I, Item 1 of our 2016 Annual Report on Form 10-K for further discussion of our liquidity requirements.
Deposits
Ally Bank gathers retail deposits directly from customers through direct banking via the internet, telephone, mobile, and mail channels. These retail deposits provide our Automotive Finance, Mortgage Finance, and Corporate Finance operations with a stable and low-cost funding source. Retail deposit growth is a key driver of optimizing funding costs and reducing reliance on capital markets-based funding. We believe deposits provide a stable, low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through both direct and indirect marketing channels. Current retail deposit offerings consist of a variety of products including CDs, savings accounts, money market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries, including a deposit related to Ally Invest customer cash balances.
The following table shows Ally Bank's number of accounts and our deposit balances by type as of the end of each quarter since 2016.

	2nd Quarter 2017	1st Quarter 2017	4th Quarter 2016	3rd Quarter 2016	2nd Quarter 2016	1st Quarter 2016
Number of retail bank accounts (in thousands)	2,474	2,366	2,269	2,203	2,134	2,062
Deposits ($ in millions)
Retail	$71,094	$69,971	$66,584	$63,880	$61,239	$58,977
Brokered (a)	14,937	14,327	12,187	11,570	11,269	10,979
Other (b)	152	188	251	294	294	309
Total deposits	$86,183	$84,486	$79,022	$75,744	$72,802	$70,265

(a)
Brokered deposit balances include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.2 billion as of both June 30, 2017, and March 31, 2017, and $200 million as of December 31, 2016.

(b)	Other deposits include mortgage escrow, dealer, and other deposits.
During the first six months of 2017, our deposit base grew $7.2 billion. The growth in total deposits has been primarily attributable to our retail deposit portfolio, particularly within savings and money market accounts. Strong retention rates and customer acquisition continue to drive growth in retail deposits. Our brokered deposit portfolio has also continued to grow, driven by the addition of Ally Invest customer cash and an increase in brokered certificates of deposit. Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
Secured Financings
In addition to building a larger deposit base, secured funding continues to be a significant source of financing. Securitization has proven to be a reliable and cost-effective funding source, and we continue to remain active in the well-established securitization markets to finance our automotive loan products. During the first six months of 2017, we raised $4.8 billion through the completion of term securitization transactions backed by retail automotive loans and dealer floorplan automotive assets, which includes $1.1 billion through the completion of

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

one off-balance sheet securitization transaction backed by retail automotive loans. Additionally, for retail automotive loans and lease notes, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset, creating an effective tool for managing interest rate and liquidity risk.
We manage secured funding execution risk by maintaining a diverse investor base and available committed credit facility capacity. We have access to private committed funding facilities, the largest of which is a syndicated credit facility of sixteen lenders secured by automotive receivables. This facility can fund automotive retail and dealer floorplan loans, as well as leases. During March 2016, this facility was renewed with $11.0 billion of capacity and the maturity was extended to March 2018. In March 2017, we reduced the capacity of this facility to $10.0 billion. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At June 30, 2017, there was $8.5 billion outstanding under this facility. Our ability to access the unused capacity in the secured facility depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges.
The total capacity in our committed secured funding facilities is provided by banks through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At June 30, 2017, all of our $15.2 billion of secured committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of June 30, 2017, we had $2.6 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets.
We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage and commercial real estate automotive finance receivables and loans. As of June 30, 2017, we had pledged $17.1 billion of assets and investment securities to the FHLB resulting in $12.2 billion in total funding capacity with $10.8 billion of debt outstanding.
Unsecured Financings
We obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.5 billion at June 30, 2017. We also have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed-maturity dates and floating-rate notes. There were $454 million of retail term notes outstanding at June 30, 2017. The remainder of our unsecured debt is composed of institutional term debt. Refer to Note 14 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
In December 2016, we closed a private unsecured committed funding facility under which we have access to a term facility with a commitment of $850 million, and a revolving facility with a commitment of $400 million. In January 2017, both the revolving facility and term facility were fully drawn, and remain fully drawn as of June 30, 2017.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The financial instruments sold in repurchase agreements include U.S. government and federal agency obligations, and certificated residual interests related to asset-backed securitizations. As of June 30, 2017, we had $1.7 billion debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day to day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We have assets pledged and restricted as collateral to the FRB totaling $2.4 billion. We had no debt outstanding with the FRB as of June 30, 2017.
Recent Funding Developments
During the first six months of 2017, we accessed the public and private markets to execute secured funding transactions, whole-loan sales, unsecured funding transactions, and funding facility renewals totaling $7.6 billion. Key funding highlights from January 1, 2017, to date were as follows:

•	We closed, renewed, increased, and/or extended $2.6 billion in U.S. secured credit facilities during the six months ended June 30, 2017.

•
We continued to access the public and private term asset-backed securitization markets raising $4.8 billion during the six months ended June 30, 2017. In the first half of 2017, we raised approximately $3.4 billion through securitizations backed by retail automotive loans, which includes $2.3 billion raised through on-balance sheet public securitizations and $1.1 billion raised through an off-balance sheet public securitization. We also raised $1.4 billion through public securitizations backed by dealer floorplan automotive assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	June 30, 2017		December 31, 2016
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Secured financings	$37,600	26	$43,140	30
Institutional term debt and unsecured bank funding	18,046	12	19,276	13
Retail debt programs (a)	3,911	3	4,070	3
Total debt (b)	59,557	41	66,486	46
Deposits	86,183	59	79,022	54
Total on-balance sheet funding	$145,740	100	$145,508	100

(a)	Includes $454 million and $448 million of retail term notes at June 30, 2017, and December 31, 2016, respectively.

(b)	Excludes fair value adjustment as described in Note 19 to the Condensed Consolidated Financial Statements.
Refer to Note 14 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at June 30, 2017.
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
Net cash provided by operating activities was $2.1 billion for the six months ended June 30, 2017, compared to $2.4 billion for the same period in 2016. Activity was largely consistent year-over-year, as cash flows from our consumer and commercial lending activities offset declines in our leasing business.
Net cash used in investing activities was $3.3 billion for the six months ended June 30, 2017, compared to $1.3 billion for the same period in 2016. The change was the result of an increase in net cash outflows from purchases, sales, maturities, and repayments of available-for-sale securities of $1.9 billion. Also contributing to the change was an increase in net cash outflows from purchases, sales, originations, and repayments of finance receivables and loans of $0.6 billion, as loan originations and purchases outpaced repayments and loan sales during the six months ended June 30, 2017, as well as a decrease in net cash inflows from operating lease activity of $0.5 billion. This was partially offset by an increase of $0.5 billion in net cash provided by nonmarketable equity investments due primarily to lower holdings in our investment in FHLB stock in 2017, compared to the purchase of FRB stock in 2016, as well as a decrease in net cash outflows of $0.3 billion due to acquisitions in 2016 that did not recur in the current period.
Net cash used in financing activities for the six months ended June 30, 2017, was $0.3 billion, compared to $1.8 billion for the six months ended June 30, 2016. The reduction in net cash used in financing activities was primarily attributable to an increase in cash flows associated with deposits of approximately $0.8 billion, and the nonrecurring net cash outflow of $0.7 billion related to the repurchase and redemption of Series A preferred stock in 2016.
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
As part of the 2016 Comprehensive Capital Analysis and Review (CCAR) process, we received non-objection from the FRB for capital actions which included a quarterly cash dividend of $0.08 per share of our common stock and the ability to repurchase up to $700 million of our common stock from time to time through the second quarter of 2017. Our first common stock dividend of $0.08 per share was paid during the third quarter of 2016 and we paid a cash dividend of $0.08 per share on our common stock during each subsequent quarter through the second quarter of 2017. Additionally, the Ally Board of Directors authorized a common stock repurchase program of up to $700 million beginning in the third quarter of 2016 and continuing through the second quarter of 2017. Under that program, we repurchased $699 million, or 35,625,615 shares of common stock. At June 30, 2017, we had 452,291,918 shares of common stock outstanding, representing a decrease of 6.5% compared to 483,753,360 shares of common stock outstanding at June 30, 2016.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

On April 5, 2017, we submitted our 2017 capital plan and stress test results to the FRB. On June 23, 2017, we publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On June 28, 2017, we received a non-objection to our capital plan from the FRB, including the proposed capital actions contained in our submission. The capital actions include a 50% increase in the quarterly cash dividend on common stock from $0.08 per share to $0.12 per share, and a 9% increase in our share repurchase program, which has been authorized by the Ally Board of Directors, permitting us to repurchase up to $760 million of our common stock from time to time from the third quarter of 2017 through the second quarter of 2018. On July 18, 2017, the Ally Board of Directors declared a quarterly cash dividend payment of $0.12 per share on all common stock. Refer to Note 26 to the Condensed Consolidated Financial Statements for further information regarding this common share dividend.
Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review of and non-objection to the actions that we propose each year in our annual capital plan. The amount and size of any future dividends and share repurchases will depend upon our results of operations, capital levels, future opportunities, consideration and approval by the Ally Board of Directors, and other considerations.
In January 2017, the FRB finalized a rule amending the capital planning and stress testing rules, effective for the 2017 cycle. The final rule, among other things, revised the capital plan rule to no longer subject large and noncomplex firms, including Ally, to the provisions of the rule whereby the FRB may object to a capital plan on the basis of qualitative deficiencies in the firm’s capital planning process. Under the final rule, the qualitative assessment of Ally’s capital plan is conducted outside of the CCAR process, through the supervisory review process. For the 2017 cycle, the FRB's qualitative assessment of Ally's capital plan began in the third quarter of 2017. The final rule also decreased the de minimis threshold for the amount of capital that Ally could distribute to shareholders outside of an approved capital plan without seeking prior approval of the FRB, and modified Ally's reporting requirements to reduce certain reporting burdens related to capital planning and stress testing.
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

(b)
Moody's upgraded our senior unsecured debt rating to Ba3 from B1, affirmed our short-term rating of Not Prime, and changed the outlook to Stable on October 20, 2015. Effective December 1, 2014, we determined to not renew our contractual arrangement with Moody's related to their providing of our issuer, senior debt, and short-term ratings. Notwithstanding this, Moody's has determined to continue to provide these ratings on a discretionary basis. However, Moody's has no obligation to continue to provide these ratings, and could cease doing so at any time.

(c)	Standard & Poor's affirmed our senior unsecured debt rating of BB+, affirmed our short-term rating of B, and changed the outlook from Positive to Stable on October 12, 2016.

(d)	DBRS affirmed our senior unsecured debt rating of BBB (Low), affirmed our short-term rating of R-3, and maintained a Stable outlook on all ratings on May 3, 2017.
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
Our most critical accounting estimates are as follows:

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

	2017			2016			Increase (decrease) due to
Three months ended June 30, ($ in millions)	Average balance (a)	Interest income/Interest expense	Yield/rate	Average balance (a)	Interest income/Interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$2,683	$7	1.05%	$2,708	$4	0.59%	$—	$3	$3
Federal funds sold and securities purchased under resale agreements	—	—	—	2	—	—	—	—	—
Investment securities (b)	22,203	139	2.51	18,190	99	2.19	22	18	40
Loans held-for-sale, net	2	—	—	—	—	—	—	—	—
Finance receivables and loans, net (c) (d)	119,235	1,447	4.87	112,158	1,265	4.54	80	102	182
Investment in operating leases, net (e)	10,109	167	6.63	14,392	267	7.46	(79)	(21)	(100)
Other earning assets	846	7	3.32	—	—	—	7	—	7
Total interest-earning assets	155,078	1,767	4.57	147,450	1,635	4.46			132
Noninterest-bearing cash and cash equivalents	968			1,339
Other assets	7,727			8,755
Allowance for loan losses	(1,172)			(1,088)
Total assets	$162,601			$156,456
Liabilities
Interest-bearing deposit liabilities	$84,792	$250	1.18%	$71,479	$203	1.14%	$38	$9	$47
Short-term borrowings	9,024	33	1.47	5,535	12	0.87	8	13	21
Long-term debt (d)	50,723	417	3.30	60,758	436	2.89	(72)	53	(19)
Total interest-bearing liabilities	144,539	700	1.94	137,772	651	1.90			49
Noninterest-bearing deposit liabilities	95			91
Total funding sources	144,634	700	1.94	137,863	651	1.90
Other liabilities	4,526			4,948
Total liabilities	149,160			142,811
Total equity	13,441			13,645
Total liabilities and equity	$162,601			$156,456
Net financing revenue and other interest income		$1,067			$984				$83
Net interest spread (f)			2.63%			2.56%
Net yield on interest-earning assets (g)			2.76%			2.68%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Amounts for the three months ended June 30, 2016, were adjusted to include previously excluded equity investments with an average balance of $631 million and related income on equity investments of $5 million. Yields on available-for-sale debt securities are based on fair value as opposed to amortized cost. Yields on held-to-maturity securities are based on amortized cost.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.

(d)	Includes the effects of derivative financial instruments designated as hedges.

(e)
Includes gains on sale of $32 million and $86 million for the three months ended June 30, 2017, and 2016, respectively. Excluding these gains on sale, the annualized yield would be 5.36% and 5.06% at June 30, 2017, and 2016, respectively.

(f)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(g)	Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2017			2016			Increase (decrease) due to
Six months ended June 30, ($ in millions)	Average balance (a)	Interest income/Interest expense	Yield/rate	Average balance (a)	Interest income/Interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$2,679	$12	0.90%	$2,787	$7	0.51%	$—	$5	$5
Federal funds sold and securities purchased under resale agreements	—	—	—	1	—	—	—	—	—
Investment securities (b)	21,347	265	2.50	17,895	201	2.26	39	25	64
Loans held-for-sale, net	1	—	—	18	—	—	—	—	—
Finance receivables and loans, net (c) (d)	118,608	2,815	4.79	111,843	2,500	4.50	151	164	315
Investment in operating leases, net (e)	10,518	321	6.15	15,011	526	7.05	(157)	(48)	(205)
Other earning assets	831	15	3.64	—	—	—	15	—	15
Total interest-earning assets	153,984	3,428	4.49	147,555	3,234	4.41			194
Noninterest-bearing cash and cash equivalents	1,034			1,589
Other assets	7,870			8,841
Allowance for loan losses	(1,158)			(1,074)
Total assets	$161,730			$156,911
Liabilities
Interest-bearing deposit liabilities	$83,484	$481	1.16%	$69,823	$396	1.14%	$77	$8	$85
Short-term borrowings	8,626	60	1.40	5,572	25	0.90	14	21	35
Long-term debt (d)	51,631	841	3.28	62,788	878	2.81	(156)	119	(37)
Total interest-bearing liabilities	143,741	1,382	1.94	138,183	1,299	1.89			83
Noninterest-bearing deposit liabilities	94			92
Total funding sources	143,835	1,382	1.94	138,275	1,299	1.89
Other liabilities	4,454			4,976
Total liabilities	148,289			143,251
Total equity	13,441			13,660
Total liabilities and equity	$161,730			$156,911
Net financing revenue and other interest income		$2,046			$1,935				$111
Net interest spread (f)			2.55%			2.52%
Net yield on interest-earning assets (g)			2.68%			2.64%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Amounts for the six months ended June 30, 2016, were adjusted to include previously excluded equity investments with an average balance of $685 million and related income on equity investments of $9 million. Yields on available-for-sale debt securities are based on fair value as opposed to amortized cost. Yields on held-to-maturity securities are based on amortized cost.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.

(d)	Includes the effects of derivative financial instruments designated as hedges.

(e)
Includes gains on sale of $29 million and $141 million for the six months ended June 30, 2017, and 2016, respectively. Excluding these gains on sale, the annualized yield would be 5.60% and 5.16% at June 30, 2017, and 2016, respectively.

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2017, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended June 30, 2017.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended June 30, 2017.

Three months ended June 30, 2017	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
April 2017	3,104	$19.75	3,104	$143
May 2017	4,943	19.07	4,943	49
June 2017	2,438	19.69	2,438	1
Total	10,485	19.41	10,485

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)	Excludes brokerage commissions.

(c)
On July 19, 2016, we announced a common stock repurchase program of up to $700 million. The program commenced in the third quarter of 2016 and expired on June 30, 2017. Refer to Note 18 to the Condensed Consolidated Financial Statements for a discussion of our 2017 capital plan.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of July, 2017.

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