Form 10-Q
period 2017-09-30
Ally Financial Inc.
filed 2017-10-31
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017, or

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
Yes ☐                    No ☑
At October 27, 2017, the number of shares outstanding of the Registrant’s common stock was 442,185,905 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,486	$1,307	$4,301	$3,807
Interest and dividends on investment securities and other earning assets	157	101	437	302
Interest on cash and cash equivalents	11	3	23	10
Operating leases	434	649	1,465	2,119
Total financing revenue and other interest income	2,088	2,060	6,226	6,238
Interest expense
Interest on deposits	285	212	766	608
Interest on short-term borrowings	34	14	94	39
Interest on long-term debt	416	430	1,257	1,308
Total interest expense	735	656	2,117	1,955
Net depreciation expense on operating lease assets	272	408	982	1,352
Net financing revenue and other interest income	1,081	996	3,127	2,931
Other revenue
Insurance premiums and service revenue earned	252	238	720	704
Gain on mortgage and automotive loans, net	15	—	65	4
Loss on extinguishment of debt	(4)	—	(6)	(4)
Other gain on investments, net	23	52	73	145
Other income, net of losses	95	98	313	289
Total other revenue	381	388	1,165	1,138
Total net revenue	1,462	1,384	4,292	4,069
Provision for loan losses	314	258	854	650
Noninterest expense
Compensation and benefits expense	264	248	814	742
Insurance losses and loss adjustment expenses	65	69	278	287
Other operating expenses	424	418	1,249	1,189
Total noninterest expense	753	735	2,341	2,218
Income from continuing operations before income tax expense	395	391	1,097	1,201
Income tax expense from continuing operations	115	130	350	336
Net income from continuing operations	280	261	747	865
Income (loss) from discontinued operations, net of tax	2	(52)	1	(46)
Net income	282	209	748	819
Other comprehensive income (loss), net of tax	48	(4)	144	262
Comprehensive income	$330	$205	$892	$1,081
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
(in dollars) (a)	2017	2016	2017	2016
Basic earnings per common share
Net income from continuing operations	$0.62	$0.54	$1.63	$1.73
Income (loss) from discontinued operations, net of tax	—	(0.11)	—	(0.10)
Net income	$0.63	$0.43	$1.63	$1.63
Diluted earnings per common share
Net income from continuing operations	$0.62	$0.54	$1.63	$1.72
Income (loss) from discontinued operations, net of tax	—	(0.11)	—	(0.10)
Net income	$0.63	$0.43	$1.63	$1.63
Cash dividends declared per common share	$0.12	$0.08	$0.28	$0.08

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 17 for additional earnings per share information. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents
Noninterest-bearing	$810	$1,547
Interest-bearing	3,614	4,387
Total cash and cash equivalents	4,424	5,934
Available-for-sale securities (refer to Note 7 for discussion of investment securities pledged as collateral)	23,099	18,926
Held-to-maturity securities (fair value of $1,807 and $789)	1,839	839
Loans held-for-sale, net	18	—
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	118,871	118,944
Allowance for loan losses	(1,286)	(1,144)
Total finance receivables and loans, net	117,585	117,800
Investment in operating leases, net	8,931	11,470
Premiums receivable and other insurance assets	2,054	1,905
Other assets	6,063	6,854
Total assets	$164,013	$163,728
Liabilities
Deposit liabilities
Noninterest-bearing	$129	$84
Interest-bearing	89,987	78,938
Total deposit liabilities	90,116	79,022
Short-term borrowings	10,175	12,673
Long-term debt	45,122	54,128
Interest payable	552	351
Unearned insurance premiums and service revenue	2,583	2,500
Accrued expenses and other liabilities	1,892	1,737
Total liabilities	150,440	150,411
Contingencies (refer to Note 25)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 489,593,314 and 485,707,644; and outstanding 443,796,233 and 467,000,306)	21,223	21,166
Accumulated deficit	(6,533)	(7,151)
Accumulated other comprehensive loss	(197)	(341)
Treasury stock, at cost (45,797,081 and 18,707,338 shares)	(920)	(357)
Total equity	13,573	13,317
Total liabilities and equity	$164,013	$163,728
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

($ in millions)	September 30, 2017	December 31, 2016
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$20,020	$24,630
Allowance for loan losses	(134)	(173)
Total finance receivables and loans, net	19,886	24,457
Investment in operating leases, net	704	1,745
Other assets	1,037	1,390
Total assets	$21,627	$27,592
Liabilities
Long-term debt	$10,046	$13,259
Accrued expenses and other liabilities	10	12
Total liabilities	$10,056	$13,271
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock	Total equity
Balance at January 1, 2016	$21,100	$696	$(8,110)	$(231)	$(16)	$13,439
Net income			819			819
Preferred stock dividends			(30)			(30)
Series A preferred stock redemption		(696)				(696)
Share-based compensation	49					49
Other comprehensive income				262		262
Common stock repurchases					(173)	(173)
Common stock dividend ($0.08 per share)			(40)			(40)
Balance at September 30, 2016	$21,149	$—	$(7,361)	$31	$(189)	$13,630
Balance at January 1, 2017	$21,166	$—	$(7,151)	$(341)	$(357)	$13,317
Net income			748			748
Share-based compensation	57					57
Other comprehensive income				144		144
Common stock repurchases					(563)	(563)
Common stock dividends ($0.28 per share)			(130)			(130)
Balance at September 30, 2017	$21,223	$—	$(6,533)	$(197)	$(920)	$13,573
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2017	2016
Operating activities
Net income	$748	$819
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,434	1,807
Provision for loan losses	854	650
Gain on mortgage and automotive loans, net	(65)	(4)
Other gain on investments, net	(73)	(145)
Loss on extinguishment of debt	6	4
Originations and purchases of loans held-for-sale	(252)	(141)
Proceeds from sales and repayments of loans originated as held-for-sale	236	184
Net change in
Deferred income taxes	289	322
Interest payable	202	112
Other assets	(57)	16
Other liabilities	(19)	(65)
Other, net	70	30
Net cash provided by operating activities	3,373	3,589
Investing activities
Purchases of available-for-sale securities	(9,022)	(11,027)
Proceeds from sales of available-for-sale securities	2,926	8,546
Proceeds from maturities and repayments of available-for-sale securities	2,002	2,411
Purchases of held-to-maturity securities	(709)	(650)
Proceeds from maturities and repayments of held-to-maturity securities	32	—
Purchases of finance receivables and loans held-for-investment	(3,125)	(2,924)
Proceeds from sales of finance receivables and loans originated as held-for-investment	1,323	4,221
Originations and repayments of finance receivables and loans held-for-investment and other, net	1,021	(5,384)
Purchases of operating lease assets	(2,844)	(2,360)
Disposals of operating lease assets	4,409	4,631
Acquisitions, net of cash acquired	—	(309)
Net change in restricted cash	497	622
Net change in nonmarketable equity investments	(20)	(401)
Other, net	(159)	(157)
Net cash used in investing activities	(3,669)	(2,781)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2017	2016
Financing activities
Net change in short-term borrowings	(2,500)	(1,673)
Net increase in deposits	11,050	9,240
Proceeds from issuance of long-term debt	13,302	11,229
Repayments of long-term debt	(22,376)	(20,758)
Repurchase and redemption of preferred stock	—	(696)
Repurchase of common stock	(563)	(173)
Dividends paid	(130)	(70)
Net cash used in financing activities	(1,217)	(2,901)
Effect of exchange-rate changes on cash and cash equivalents	3	2
Net decrease in cash and cash equivalents	(1,510)	(2,091)
Cash and cash equivalents at beginning of year	5,934	6,380
Cash and cash equivalents at September 30,	$4,424	$4,289
Supplemental disclosures
Cash paid for
Interest	$1,910	$1,860
Income taxes	32	16
Noncash items
Held-to-maturity securities received in consideration for loans sold	56	—
Finance receivables and loans transferred to loans held-for-sale	1,326	4,231
Other disclosures
Proceeds from repayments of mortgage loans held-for-investment originally designated as held-for-sale	29	28
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (together with its consolidated subsidiaries unless the context requires otherwise, Ally, the Company, or we, us, or our) is a leading digital financial services company and top 25 U.S. financial holding company (FHC) offering diversified financial products for consumers, businesses, automotive dealers, and corporate clients. Our legacy dates back to 1919, and Ally was redesigned in 2009 with a distinctive brand, innovative approach, and relentless focus on our customers. We reconverted to a Delaware corporation in 2009 and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956 as amended and an FHC under the Gramm-Leach-Bliley Act of 1999 as amended. We are one of the largest full service automotive finance operations in the country with a deep expertise in automotive lending and a complementary automotive-focused insurance business. Our wholly-owned banking subsidiary, Ally Bank, has received numerous industry awards for its services and capabilities and is one of the largest and most respected online banks, uniquely positioned for the observed shifting trends in consumer and commercial banking preferences for digital banking. We offer a variety of deposit and banking products including CDs, online savings, money market and checking accounts, IRA products, a cash back credit card, and mortgage lending offerings through Ally Home. We have recently integrated a growing digital wealth management and online brokerage platform to enable consumers to have a variety of options in managing their savings and wealth. Additionally, through our corporate finance business, we offer lending solutions to middle-market companies.
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
The Condensed Consolidated Financial Statements at September 30, 2017, and for the three months and nine months ended September 30, 2017, and 2016, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed on February 27, 2017, with the U.S. Securities and Exchange Commission (SEC).
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
In order to conclude whether or not a VIE is required to be consolidated, careful consideration and judgment must be given to our continuing involvement with the VIE. In circumstances where we have both the power to direct the activities of the entity that most significantly impact the entity's performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, we would conclude that we are the primary beneficiary of the VIE, and would consolidate the entity. Consolidation of the VIE would also preclude us from recording an accounting sale on the transaction. In the case of a consolidated VIE, the accounting is consistent with a secured borrowing (e.g., we continue to carry the loans and we record the related securitized debt on our Condensed Consolidated Balance Sheet).
In transactions where we are not determined to be the primary beneficiary of the VIE, we must determine whether or not we achieve a sale for accounting purposes. In order to achieve a sale for accounting purposes, the assets being transferred must be legally isolated, not be constrained by restrictions from further transfer, and be deemed to be beyond our control. If we were to fail any of these three criteria for sale accounting, the transfer would be accounted for as a secured borrowing consistent with the preceding paragraph. Refer to Note 10 to the Condensed Consolidated Financial Statements for discussion on VIEs.
Gains or losses on off-balance sheet securitizations take into consideration the fair value of any retained interests, including the value of certain servicing assets or liabilities, if any, which are initially recorded at fair value at the date of sale. The estimate of the fair value of the

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

retained interests and servicing requires us to exercise significant judgment about the timing and amount of future cash flows from the interests. Refer to Note 21 to the Condensed Consolidated Financial Statements for a discussion of fair value estimates.
Gains or losses on off-balance sheet securitizations and sales are reported in gain on mortgage and automotive loans, net, in our Condensed Consolidated Statement of Comprehensive Income. Retained interests are classified as securities or as other assets depending on their nature. On December 24, 2016, the risk retention rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) of 2010 became effective, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations. This note was updated to address the Dodd-Frank Act risk retention rules and differs from our description in Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.
We retain servicing responsibilities for all of our consumer and commercial automotive loan and operating lease securitizations. We may receive servicing fees for off-balance sheet securitizations based on the securitized loan balances and certain ancillary fees, all of which are reported in servicing fees in the Condensed Consolidated Statement of Comprehensive Income. Typically, the fee we are paid for servicing consumer automotive finance receivables represents adequate compensation, and consequently, does not result in the recognition of a servicing asset or liability.
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
Recently Issued Accounting Standards
Revenue from Contracts with Customers (ASU 2014-09) and Revenue from Contracts with Customers — Deferral of the Effective Date (ASU 2015-14)
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09. The purpose of this guidance is to streamline and consolidate existing revenue recognition principles in GAAP and to converge revenue recognition principles with International Financial Reporting Standards (IFRS). The core principle of the amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the core principle, guidance on the accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. As originally issued, the amendments in ASU 2014-09 were to be effective beginning on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the guidance until January 1, 2018, and permitted early adoption as of the original effective date in ASU 2014-09. The FASB has issued several additional ASUs to clarify guidance and provide implementation support for ASU 2014-09. Management has considered these additional ASUs when assessing the overall impact of ASU 2014-09. The amendments to the revenue recognition principles can be applied upon adoption either through a full retrospective application or on a modified retrospective basis with a cumulative effect adjustment on the date of initial adoption with certain practical expedients. Our implementation efforts to date related to this standard have included identifying revenue streams that are within the scope of this guidance, the evaluation of associated contracts and accounting policies, the evaluation of processes and systems of internal control, and the assessment of disclosure requirements of the standard. A majority of our revenue streams are not within the scope of this ASU as they are governed by other accounting standards. Management has determined that certain revenue streams and contractual arrangements are in scope of this guidance, including deposit fees, revenue on certain noninsurance contracts, brokering commissions through our insurance operations, sales of off-lease vehicles, remarketing fee income through SmartAuction, and commission and fee income generated through Ally Invest. Management does not expect these amendments to impact current revenue recognition patterns for a majority of the in scope revenue streams and contracts. However, we expect that the application of this guidance to noninsurance contracts within our insurance business will result in the deferral of certain amounts we currently recognize as revenue and expense upon the origination of the contract and the immediate recognition of certain expenses upon the origination of the contract that are currently deferred. Additionally, upon implementation we expect to expand our financial statement disclosures as required by the standard. Our assessment is not final; however, we do not expect the impact of the new guidance to these

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

specific contracts to be material to the financial statements. We currently plan to adopt this guidance as of January 1, 2018, and expect to use the modified retrospective approach.
Financial Instruments — Recognition and Measurement of Financial Assets (ASU 2016-01)
In January 2016, the FASB issued ASU 2016-01. The amendments in this update modify the requirements related to the measurement of certain financial instruments in the statement of financial condition and results of operations. For equity investments (other than investments accounted for using the equity method), entities must measure such instruments at fair value with changes in fair value recognized in net income. Changes in fair value for equity securities will no longer be recognized through other comprehensive income. Reporting entities may continue to elect to measure equity investments that do not have a readily determinable fair value at cost with adjustments for impairment and observable changes in price. In addition, for a liability (other than a derivative liability) that an entity measures at fair value, any change in fair value related to the instrument-specific credit risk, that is the entity’s own-credit, should be presented separately in other comprehensive income and not as a component of net income. The amendments are effective on January 1, 2018, with early adoption permitted solely for the provisions pertaining to instrument-specific credit risk for liabilities measured at fair value. The amendments must be applied on a modified retrospective basis with a cumulative effect adjustment as of the beginning of the fiscal year of initial adoption. While the amendment requiring equity investments to be measured at fair value with changes in fair value recognized in net income will create additional volatility in our Condensed Consolidated Statement of Comprehensive Income, we do not anticipate the other amendments will have a material impact to our financial statements. We currently plan to adopt these amendments on January 1, 2018, and expect to use the modified retrospective approach as required.
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
Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)
In August 2017, the FASB issued ASU 2017-12, which enhances the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The amendments are effective on January 1, 2019, with early adoption permitted. Entities must apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. All transition requirements and elections must be applied to hedging relationships existing as of the adoption date and the effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The presentation and disclosure requirements must be applied prospectively. We are currently evaluating the impact these amendments will have to our financial statements and are evaluating the potential of early adopting the standard on January 1, 2018.
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

(a)
We recorded $3 million and $8 million of amortization on these intangible assets during the three months and nine months ended September 30, 2017, respectively, and $3 million during both the three months and nine months ended September 30, 2016.

(b)	Includes $40 million in cash proceeds from the acquisition transaction in order to pay employee compensation and benefits that vested upon acquisition as a result of the change in control.
The goodwill of $193 million arising from the acquisition consists largely of expected growth of the business as we leverage the Ally brand and our marketing capabilities to scale the acquired technology platform and expand the suite of financial products we offer to our existing growing customer base. None of the goodwill recognized is expected to be deductible for income tax purposes. Refer to Note 12 for the carrying amount of goodwill at the beginning and end of the reporting period.

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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Pretax loss	$(1)	$(46)	$(2)	$(44)
Tax (benefit) expense	(3)	6	(3)	2
4.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Remarketing fees	$26	$26	$82	$79
Late charges and other administrative fees	25	25	77	72
Servicing fees	11	18	41	49
Income from equity-method investments	7	3	12	14
Other, net	26	26	101	75
Total other income, net of losses	$95	$98	$313	$289

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

5.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2017	2016
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$149	$169
Less: Reinsurance recoverable	108	120
Net reserves for insurance losses and loss adjustment expenses at January 1,	41	49
Net insurance losses and loss adjustment expenses incurred related to:
Current year	276	291
Prior years (a)	2	(4)
Total net insurance losses and loss adjustment expenses incurred	278	287
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(248)	(266)
Prior years	(31)	(27)
Total net insurance losses and loss adjustment expenses paid or payable	(279)	(293)
Foreign exchange and other	1	1
Net reserves for insurance losses and loss adjustment expenses at September 30,	41	44
Plus: Reinsurance recoverable	132	106
Total gross reserves for insurance losses and loss adjustment expenses at September 30,	$173	$150

(a)	There have been no material adverse changes to the reserve for prior years.
6.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Insurance commissions	$106	$99	$309	$290
Technology and communications	72	70	212	203
Lease and loan administration	41	34	116	100
Advertising and marketing	33	27	96	75
Vehicle remarketing and repossession	29	24	82	70
Regulatory and licensing fees	27	26	82	68
Professional services	28	25	81	75
Premises and equipment depreciation	22	19	67	61
Occupancy	11	13	34	38
Non-income taxes	6	10	22	27
Other	49	71	148	182
Total other operating expenses	$424	$418	$1,249	$1,189

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

7.    Investment Securities
Our portfolio of securities includes bonds, equity securities, asset-backed securities, commercial and residential mortgage-backed securities, and other investments. The cost, fair value, and gross unrealized gains and losses on investment securities were as follows.

	September 30, 2017				December 31, 2016
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury (a)	$2,112	$—	$(39)	$2,073	$1,680	$—	$(60)	$1,620
U.S. States and political subdivisions	849	12	(10)	851	794	7	(19)	782
Foreign government	157	2	(2)	157	157	5	—	162
Agency mortgage-backed residential	14,423	54	(133)	14,344	10,473	29	(212)	10,290
Mortgage-backed residential	2,326	16	(32)	2,310	2,162	5	(70)	2,097
Mortgage-backed commercial	509	2	(2)	509	537	2	(2)	537
Asset-backed	1,036	4	(1)	1,039	1,396	6	(2)	1,400
Corporate debt	1,291	10	(10)	1,291	1,452	7	(16)	1,443
Total debt securities (b) (c)	22,703	100	(229)	22,574	18,651	61	(381)	18,331
Equity securities	563	12	(50)	525	642	7	(54)	595
Total available-for-sale securities	$23,266	$112	$(279)	$23,099	$19,293	$68	$(435)	$18,926
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential (d)	$1,799	$4	$(36)	$1,767	$839	$—	$(50)	$789
Asset-backed retained notes	40	—	—	40	—	—	—	—
Total held-to-maturity securities	$1,839	$4	$(36)	$1,807	$839	$—	$(50)	$789

(a)	Includes $304 million of U.S. Treasury securities that are included in a fair value hedging relationship as of September 30, 2017. Refer to Note 19 for additional information.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million and $14 million at September 30, 2017, and December 31, 2016, respectively.

(c)
Investment securities with a fair value of $6,705 million and $4,881 million at September 30, 2017, and December 31, 2016, respectively, were pledged to secure advances from the Federal Home Loan Bank (FHLB), short-term borrowings or repurchase agreements, or for other purposes as required by contractual obligation or law. Under these agreements, we have granted the counterparty the right to sell or pledge $1,339 million and $737 million of the underlying investment securities at September 30, 2017, and December 31, 2016, respectively.

(d)
Agency mortgage-backed residential debt securities are held for liquidity risk management purposes. Securities with a fair value of $115 million and $87 million at September 30, 2017, and December 31, 2016, respectively, were pledged to secure advances from the FHLB.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of investment securities outstanding is summarized in the following tables. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2017
Fair value of available-for-sale debt securities (a)
U.S. Treasury	$2,073	1.8%	$—	—%	$467	1.7%	$1,606	1.8%	$—	—%
U.S. States and political subdivisions	851	2.9	69	1.6	35	2.4	197	2.7	550	3.2
Foreign government	157	2.5	—	—	69	2.6	88	2.4	—	—
Agency mortgage-backed residential	14,344	3.1	—	—	—	—	3	2.9	14,341	3.1
Mortgage-backed residential	2,310	3.0	—	—	—	—	—	—	2,310	3.0
Mortgage-backed commercial	509	3.1	—	—	—	—	31	2.9	478	3.1
Asset-backed	1,039	3.0	2	1.6	762	3.1	137	3.1	138	2.7
Corporate debt	1,291	2.9	135	2.5	595	2.6	515	3.2	46	4.9
Total available-for-sale debt securities	$22,574	2.9	$206	2.2	$1,928	2.6	$2,577	2.2	$17,863	3.1
Amortized cost of available-for-sale debt securities	$22,703		$206		$1,929		$2,609		$17,959
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,799	3.1%	$—	—%	$—	—%	$—	—%	$1,799	3.1%
Asset-backed retained notes	40	1.7	—	—	39	1.6	1	3.0	—	—
Total held-to-maturity securities	$1,839	3.1	$—	—	$39	1.6	$1	3.0	$1,799	3.1
December 31, 2016
Fair value of available-for-sale debt securities (a)
U.S. Treasury	$1,620	1.7%	$2	4.6%	$60	1.6%	$1,558	1.7%	$—	—%
U.S. States and political subdivisions	782	3.1	64	1.7	29	2.3	172	2.8	517	3.4
Foreign government	162	2.6	—	—	58	2.8	104	2.4	—	—
Agency mortgage-backed residential	10,290	2.9	—	—	—	—	29	2.6	10,261	2.9
Mortgage-backed residential	2,097	2.9	—	—	—	—	—	—	2,097	2.9
Mortgage-backed commercial	537	2.6	—	—	—	—	3	2.8	534	2.6
Asset-backed	1,400	2.8	—	—	1,059	2.8	143	3.2	198	2.6
Corporate debt	1,443	2.8	72	2.2	840	2.6	489	3.2	42	4.7
Total available-for-sale debt securities	$18,331	2.8	$138	2.0	$2,046	2.7	$2,498	2.2	$13,649	2.9
Amortized cost of available-for-sale debt securities	$18,651		$138		$2,040		$2,563		$13,910
Amortized cost of held-to-maturity securities (b)	$839	2.9%	$—	—%	$—	—%	$—	—%	$839	2.9%

(a)
Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.

(b)	Our held-to-maturity securities portfolio as of December 31, 2016, consisted of agency mortgage-backed residential debt securities.
The balances of cash equivalents were $304 million and $291 million at September 30, 2017, and December 31, 2016, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents interest and dividends on investment securities.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Taxable interest	$141	$93	$390	$276
Taxable dividends	3	4	8	13
Interest and dividends exempt from U.S. federal income tax	6	4	17	13
Interest and dividends on investment securities	$150	$101	$415	$302
The following table presents gross gains and losses realized upon the sales of available-for-sale securities. There were no other-than-temporary impairments upon the sales of available-for-sale securities for either period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Gross realized gains	$24	$52	$75	$146
Gross realized losses (a)	(1)	—	(2)	(1)
Other gain on investments, net	$23	$52	$73	$145

(a)
Certain available-for-sale securities were sold at a loss in 2017 and 2016 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security). Any such sales were made in accordance with our risk management policies and practices.

The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the assessment of whether such losses were deemed to be other-than-temporary, we believe that the unrealized losses are not indicative of an other-than-temporary impairment of these securities. As of September 30, 2017, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, and we expect to recover the entire amortized cost basis of the securities. As of September 30, 2017, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at September 30, 2017. Refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	September 30, 2017				December 31, 2016
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury	$2,029	$(39)	$—	$—	$1,612	$(60)	$—	$—
U.S. States and political subdivisions	311	(4)	138	(6)	524	(19)	—	—
Foreign government	78	(2)	—	—	38	—	—	—
Agency mortgage-backed residential	7,444	(115)	730	(18)	8,052	(196)	587	(16)
Mortgage-backed residential	103	(1)	825	(31)	813	(17)	860	(53)
Mortgage-backed commercial	164	(2)	15	—	47	(1)	149	(1)
Asset-backed	341	(1)	86	—	375	(2)	127	—
Corporate debt	388	(6)	108	(4)	744	(14)	46	(2)
Total temporarily impaired debt securities	10,858	(170)	1,902	(59)	12,205	(309)	1,769	(72)
Temporarily impaired equity securities	101	(8)	119	(42)	151	(8)	269	(46)
Total temporarily impaired available-for-sale securities	$10,959	$(178)	$2,021	$(101)	$12,356	$(317)	$2,038	$(118)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

8.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at gross carrying value was as follows.

($ in millions)	September 30, 2017	December 31, 2016
Consumer automotive (a)	$67,077	$65,793
Consumer mortgage
Mortgage Finance (b)	9,760	8,294
Mortgage — Legacy (c)	2,255	2,756
Total consumer mortgage	12,015	11,050
Total consumer	79,092	76,843
Commercial
Commercial and industrial
Automotive	31,985	35,041
Other	3,774	3,248
Commercial real estate — Automotive	4,020	3,812
Total commercial	39,779	42,101
Total finance receivables and loans (d)	$118,871	$118,944

(a)
Includes $24 million and $43 million of fair value adjustment for loans in hedge accounting relationships at September 30, 2017, and December 31, 2016, respectively. Refer to Note 19 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $24 million and $30 million at September 30, 2017, and December 31, 2016, respectively, 35% of which are expected to start principal amortization in 2019, and 44% in 2020. The remainder of these loans have already exited the interest-only period.

(c)
Includes loans originated as interest-only mortgage loans of $538 million and $714 million at September 30, 2017, and December 31, 2016, respectively, 2% of which are expected to start principal amortization in 2018, and 1% beyond 2020. The remainder of these loans have already exited the interest-only period.

(d)
Totals include net increases of $494 million and $359 million at September 30, 2017, and December 31, 2016, respectively, for unearned income, unamortized premiums and discounts, and deferred fees and costs.

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended September 30, 2017 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at July 1, 2017	$1,002	$83	$140	$1,225
Charge-offs (a)	(327)	(7)	(10)	(344)
Recoveries	85	6	—	91
Net charge-offs	(242)	(1)	(10)	(253)
Provision for loan losses	314	—	—	314
Other	—	(1)	1	—
Allowance at September 30, 2017	$1,074	$81	$131	$1,286

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

Three months ended September 30, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at July 1, 2016	$862	$109	$118	$1,089
Charge-offs (a)	(293)	(10)	—	(303)
Recoveries	74	16	—	90
Net charge-offs	(219)	6	—	(213)
Provision for loan losses	269	(15)	4	258
Allowance at September 30, 2016	$912	$100	$122	$1,134

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2017 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2017	$932	$91	$121	$1,144
Charge-offs (a)	(958)	(22)	(10)	(990)
Recoveries	266	19	—	285
Net charge-offs	(692)	(3)	(10)	(705)
Provision for loan losses	841	(6)	19	854
Other (b)	(7)	(1)	1	(7)
Allowance at September 30, 2017	$1,074	$81	$131	$1,286
Allowance for loan losses at September 30, 2017
Individually evaluated for impairment	$35	$30	$21	$86
Collectively evaluated for impairment	1,039	51	110	1,200
Finance receivables and loans at gross carrying value
Ending balance	$67,077	$12,015	$39,779	$118,871
Individually evaluated for impairment	403	237	146	786
Collectively evaluated for impairment	66,674	11,778	39,633	118,085

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

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Nine months ended September 30, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2016	$834	$114	$106	$1,054
Charge-offs (a)	(773)	(29)	(1)	(803)
Recoveries	233	25	1	259
Net charge-offs	(540)	(4)	—	(544)
Provision for loan losses	644	(10)	16	650
Other (b)	(26)	—	—	(26)
Allowance at September 30, 2016	$912	$100	$122	$1,134
Allowance for loan losses at September 30, 2016
Individually evaluated for impairment	$24	$35	$25	$84
Collectively evaluated for impairment	888	65	97	1,050
Finance receivables and loans at gross carrying value
Ending balance	$64,816	$10,857	$39,286	$114,959
Individually evaluated for impairment	349	251	111	711
Collectively evaluated for impairment	64,467	10,606	39,175	114,248

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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Consumer automotive	$28	$57	$1,326	$4,216
Consumer mortgage	3	6	9	12
Commercial	—	—	—	28
Total sales and transfers	$31	$63	$1,335	$4,256

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about significant purchases of finance receivables and loans.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Consumer automotive	$83	$—	$762	$—
Consumer mortgage	1,183	467	2,319	2,855
Total purchases of finance receivables and loans	$1,266	$467	$3,081	$2,855
The following table presents an analysis of our past due finance receivables and loans recorded at gross carrying value.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
September 30, 2017
Consumer automotive	$1,742	$414	$261	$2,417	$64,660	$67,077
Consumer mortgage
Mortgage Finance	75	1	5	81	9,679	9,760
Mortgage — Legacy	40	21	58	119	2,136	2,255
Total consumer mortgage	115	22	63	200	11,815	12,015
Total consumer	1,857	436	324	2,617	76,475	79,092
Commercial
Commercial and industrial
Automotive	16	—	13	29	31,956	31,985
Other	—	—	8	8	3,766	3,774
Commercial real estate — Automotive	3	—	—	3	4,017	4,020
Total commercial	19	—	21	40	39,739	39,779
Total consumer and commercial	$1,876	$436	$345	$2,657	$116,214	$118,871
December 31, 2016
Consumer automotive	$1,850	$428	$302	$2,580	$63,213	$65,793
Consumer mortgage
Mortgage Finance	39	6	4	49	8,245	8,294
Mortgage — Legacy	45	18	57	120	2,636	2,756
Total consumer mortgage	84	24	61	169	10,881	11,050
Total consumer	1,934	452	363	2,749	74,094	76,843
Commercial
Commercial and industrial
Automotive	3	—	7	10	35,031	35,041
Other	—	—	—	—	3,248	3,248
Commercial real estate — Automotive	—	—	—	—	3,812	3,812
Total commercial	3	—	7	10	42,091	42,101
Total consumer and commercial	$1,937	$452	$370	$2,759	$116,185	$118,944

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the gross carrying value of our finance receivables and loans on nonaccrual status.

($ in millions)	September 30, 2017	December 31, 2016
Consumer automotive	$573	$598
Consumer mortgage
Mortgage Finance	7	10
Mortgage — Legacy	81	89
Total consumer mortgage	88	99
Total consumer	661	697
Commercial
Commercial and industrial
Automotive	78	33
Other	61	84
Commercial real estate — Automotive	7	5
Total commercial	146	122
Total consumer and commercial finance receivables and loans	$807	$819
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

	September 30, 2017			December 31, 2016
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$66,504	$573	$67,077	$65,195	$598	$65,793
Consumer mortgage
Mortgage Finance	9,753	7	9,760	8,284	10	8,294
Mortgage — Legacy	2,174	81	2,255	2,667	89	2,756
Total consumer mortgage	11,927	88	12,015	10,951	99	11,050
Total consumer	$78,431	$661	$79,092	$76,146	$697	$76,843
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at gross carrying value.

	September 30, 2017			December 31, 2016
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial and industrial
Automotive	$30,189	$1,796	$31,985	$33,160	$1,881	$35,041
Other	2,913	861	3,774	2,597	651	3,248
Commercial real estate — Automotive	3,891	129	4,020	3,653	159	3,812
Total commercial	$36,993	$2,786	$39,779	$39,410	$2,691	$42,101

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about our impaired finance receivables and loans.

($ in millions)	Unpaid principal balance (a)	Gross carrying value	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
September 30, 2017
Consumer automotive	$411	$403	$86	$317	$35
Consumer mortgage
Mortgage Finance	8	8	4	4	—
Mortgage — Legacy	234	229	56	173	30
Total consumer mortgage	242	237	60	177	30
Total consumer	653	640	146	494	65
Commercial
Commercial and industrial
Automotive	78	78	51	27	3
Other	70	61	10	51	17
Commercial real estate — Automotive	7	7	3	4	1
Total commercial	155	146	64	82	21
Total consumer and commercial finance receivables and loans	$808	$786	$210	$576	$86
December 31, 2016
Consumer automotive	$407	$370	$131	$239	$28
Consumer mortgage
Mortgage Finance	8	8	3	5	—
Mortgage — Legacy	243	239	56	183	34
Total consumer mortgage	251	247	59	188	34
Total consumer	658	617	190	427	62
Commercial
Commercial and industrial
Automotive	33	33	7	26	3
Other	99	84	—	84	19
Commercial real estate — Automotive	5	5	2	3	1
Total commercial	137	122	9	113	23
Total consumer and commercial finance receivables and loans	$795	$739	$199	$540	$85

(a)	Adjusted for charge-offs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present average balance and interest income for our impaired finance receivables and loans.

	2017		2016
Three months ended September 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$389	$5	$347	$4
Consumer mortgage
Mortgage Finance	8	—	8	—
Mortgage — Legacy	231	2	245	2
Total consumer mortgage	239	2	253	2
Total consumer	628	7	600	6
Commercial
Commercial and industrial
Automotive	77	1	48	1
Other	63	—	63	—
Commercial real estate — Automotive	7	—	6	—
Total commercial	147	1	117	1
Total consumer and commercial finance receivables and loans	$775	$8	$717	$7

	2017		2016
Nine months ended September 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$368	$15	$340	$12
Consumer mortgage
Mortgage Finance	8	—	8	—
Mortgage — Legacy	236	7	250	7
Total consumer mortgage	244	7	258	7
Total consumer	612	22	598	19
Commercial
Commercial and industrial
Automotive	55	2	35	1
Other	73	8	58	1
Commercial real estate — Automotive	6	—	6	—
Total commercial	134	10	99	2
Total consumer and commercial finance receivables and loans	$746	$32	$697	$21
Troubled Debt Restructurings
Troubled Debt Restructurings (TDRs) are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For automotive loans, we may offer several types of assistance to aid our customers, including extension of the loan maturity date and rewriting the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at gross carrying value were $715 million and $663 million at September 30, 2017, and December 31, 2016, respectively.
Commercial commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $7 million and $2 million at September 30, 2017, and December 31, 2016, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present information related to finance receivables and loans recorded at gross carrying value modified in connection with a TDR during the period.

	2017			2016
Three months ended September 30, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	7,165	$80	$75	4,427	$70	$58
Consumer mortgage
Mortgage Finance	2	—	—	2	—	—
Mortgage — Legacy	37	4	4	35	6	6
Total consumer mortgage	39	4	4	37	6	6
Total consumer	7,204	84	79	4,464	76	64
Commercial
Commercial and industrial
Automotive	3	13	13	—	—	—
Commercial real estate — Automotive	1	3	3	—	—	—
Total commercial	4	16	16	—	—	—
Total consumer and commercial finance receivables and loans	7,208	$100	$95	4,464	$76	$64

	2017			2016
Nine months ended September 30, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	19,374	$298	$262	14,816	$238	$202
Consumer mortgage
Mortgage Finance	3	—	—	5	2	2
Mortgage — Legacy	109	19	18	92	14	14
Total consumer mortgage	112	19	18	97	16	16
Total consumer	19,486	317	280	14,913	254	218
Commercial
Commercial and industrial
Automotive	3	13	13	—	—	—
Other	2	44	44	—	—	—
Commercial real estate — Automotive	1	3	3	—	—	—
Total commercial	6	60	60	—	—	—
Total consumer and commercial finance receivables and loans	19,492	$377	$340	14,913	$254	$218

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

	2017			2016
Three months ended September 30, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	2,222	$25	$18	1,959	$23	$14
Consumer mortgage
Mortgage Finance	—	—	—	—	—	—
Mortgage — Legacy	1	—	—	1	—	—
Total consumer finance receivables and loans	2,223	$25	$18	1,960	$23	$14

	2017			2016
Nine months ended September 30, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	6,354	$74	$51	5,617	$69	$39
Consumer mortgage
Mortgage Finance	1	1	—	—	—	—
Mortgage — Legacy	1	—	—	4	—	—
Total consumer finance receivables and loans	6,356	$75	$51	5,621	$69	$39
9.    Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	September 30, 2017	December 31, 2016
Vehicles	$11,001	$14,584
Accumulated depreciation	(2,070)	(3,114)
Investment in operating leases, net	$8,931	$11,470
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Depreciation expense on operating lease assets (excluding remarketing gains)	$323	$470	$1,062	$1,555
Remarketing gains	(51)	(62)	(80)	(203)
Net depreciation expense on operating lease assets	$272	$408	$982	$1,352
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The pretax gain on sales of financial assets into nonconsolidated consumer automotive securitization trusts was $0 million and $2 million for the three months and nine months ended September 30, 2017, respectively. There were no pretax gains or losses for the three months and nine months ended September 30, 2016.
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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
September 30, 2017
On-balance sheet variable interest entities
Consumer automotive	$17,462	(b)	$7,529	(c)
Commercial automotive	12,590		2,557
Off-balance sheet variable interest entities
Consumer automotive	42	(d)	—		$2,293	$2,334	(e)
Commercial other	575	(f)	238	(g)	—	756	(h)
Total	$30,669		$10,324		$2,293	$3,090
December 31, 2016
On-balance sheet variable interest entities
Consumer automotive	$20,869	(b)	$8,557	(c)
Commercial automotive	16,278		4,764
Off-balance sheet variable interest entities
Consumer automotive	24	(f)	—		$2,899	$2,923	(e)
Commercial other	460	(f)	169	(g)	—	651	(h)
Total	$37,631		$13,490		$2,899	$3,574

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $8.4 billion and $9.6 billion of assets that are not encumbered by VIE beneficial interests held by third parties at September 30, 2017, and December 31, 2016, respectively. Ally or consolidated affiliates hold the interests in these assets.

(c)	Includes $30 million and $50 million of liabilities that are not obligations to third-party beneficial interest holders at September 30, 2017, and December 31, 2016, respectively.

(d)
Represents retained notes and certificated residual interests, of which $40 million is classified as held-to-maturity securities and $2 million is classified as other assets at September 30, 2017. These assets represent our compliance with the risk retention rules under the Dodd-Frank Act, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations, which became effective on December 24, 2016.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Cash Flows with Off-balance Sheet Securitization Entities
The following table summarizes cash flows received and paid related to securitization entities and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the nine months ended September 30, 2017, and 2016. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Nine months ended September 30, ($ in millions)	Consumer automotive
2017
Cash proceeds from transfers completed during the period	$1,187
Cash disbursements for repurchases during the period (a)	(491)
Servicing fees	25
Cash flows received on retained interests in securitization entities	16
Other cash flows	4
2016
Cash proceeds from transfers completed during the period	$1,659
Servicing fees	27
Other cash flows	6

(a)	During the second quarter of 2017, we elected to not renew a retail automotive credit conduit facility and also purchased the related retail automotive loans and settled associated retained interests.
Delinquencies and Net Credit Losses
The following tables represent on-balance sheet finance receivables and loans, off-balance sheet securitizations, and whole-loan sales where we have continuing involvement. The tables present quantitative information about delinquencies and net credit losses.

	Total amount		Amount 60 days or more past due
($ in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
On-balance sheet finance receivables and loans
Consumer automotive	$67,077	$65,793	$675	$730
Consumer mortgage	12,015	11,050	85	85
Commercial automotive	36,005	38,853	13	7
Commercial other	3,774	3,248	8	—
Total on-balance sheet finance receivables and loans	118,871	118,944	781	822
Off-balance sheet securitization entities
Consumer automotive	2,293	2,392	14	13
Total off-balance sheet securitization entities	2,293	2,392	14	13
Whole-loan sales (a)	1,655	3,164	4	6
Total	$122,819	$124,500	$799	$841

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Net credit losses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
On-balance sheet finance receivables and loans
Consumer automotive	$242	$219	$692	$540
Consumer mortgage	1	(6)	3	4
Commercial automotive	1	—	1	—
Commercial other	9	—	9	—
Total on-balance sheet finance receivables and loans	253	213	705	544
Off-balance sheet securitization entities
Consumer automotive	3	2	9	6
Total off-balance sheet securitization entities	3	2	9	6
Whole-loan sales (a)	1	1	3	2
Total	$257	$216	$717	$552

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

11.    Servicing Activities
Automotive Finance Servicing Activities
We service consumer automotive contracts. Historically, we have sold a portion of our consumer automotive contracts. With respect to contracts we sell, we generally retain the right to service and earn a servicing fee for our servicing function. We have concluded that the fee we are paid for servicing consumer automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automotive servicing fee income of $11 million and $41 million during the three months and nine months ended September 30, 2017, respectively, compared to $18 million and $49 million during the three months and nine months ended September 30, 2016.
Automotive Finance Serviced Assets
The current unpaid principal balance and any related unamortized deferred fees and costs of total serviced automotive finance loans and leases outstanding were as follows.

($ in millions)	September 30, 2017	December 31, 2016
On-balance sheet automotive finance loans and leases
Consumer automotive	$66,721	$65,646
Commercial automotive	36,005	38,853
Operating leases	8,853	11,311
Other	71	67
Off-balance sheet automotive finance loans
Securitizations	2,312	2,412
Whole-loan sales	1,668	3,191
Total serviced automotive finance loans and leases	$115,630	$121,480
12.    Other Assets
The components of other assets were as follows.

($ in millions)	September 30, 2017	December 31, 2016
Property and equipment at cost	$1,024	$901
Accumulated depreciation	(587)	(525)
Net property and equipment	437	376
Restricted cash collections for securitization trusts (a)	1,260	1,694
Nonmarketable equity investments (b)	1,065	1,046
Net deferred tax assets	659	994
Accrued interest and rent receivables	508	476
Goodwill (c)	240	240
Other accounts receivable	212	100
Cash reserve deposits held for securitization trusts (d)	120	184
Restricted cash and cash equivalents	112	111
Fair value of derivative contracts in receivable position (e)	37	95
Cash collateral placed with counterparties	20	167
Other assets	1,393	1,371
Total other assets	$6,063	$6,854

(a)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)
Includes investments in FHLB stock of $581 million and $577 million at September 30, 2017, and December 31, 2016, respectively; and Federal Reserve Bank (FRB) stock of $445 million and $435 million at September 30, 2017, and December 31, 2016, respectively.

(c)
Includes goodwill of $27 million within our Insurance operations at both September 30, 2017, and December 31, 2016; $193 million within Corporate and Other at both September 30, 2017, and December 31, 2016; and $20 million within Automotive Finance operations at both September 30, 2017, and December 31, 2016. No changes to the carrying amount of goodwill were recorded during the nine months ended September 30, 2017.

(d)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

(e)	For additional information on derivative instruments and hedging activities, refer to Note 19.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

13.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	September 30, 2017	December 31, 2016
Noninterest-bearing deposits	$129	$84
Interest-bearing deposits
Savings and money market checking accounts	50,287	46,976
Certificates of deposit	39,686	31,795
Dealer deposits	14	167
Total deposit liabilities	$90,116	$79,022
At September 30, 2017, and December 31, 2016, certificates of deposit included $16.2 billion and $12.1 billion, respectively, of those in denominations of $100 thousand or more. At September 30, 2017, and December 31, 2016, certificates of deposit included $4.5 billion and $3.5 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.
14.    Debt
Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	September 30, 2017			December 31, 2016
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,379	$—	$3,379	$3,622	$—	$3,622
Federal Home Loan Bank	—	5,625	5,625	—	7,875	7,875
Financial instruments sold under agreements to repurchase	—	1,171	1,171	—	1,176	1,176
Total short-term borrowings	$3,379	$6,796	$10,175	$3,622	$9,051	$12,673

(a)	Refer to the section below titled Long-term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements, short-term borrowing agreements in which we sell financial instruments to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of September 30, 2017, the financial instruments sold under agreements to repurchase consisted of $537 million of U.S. Treasury securities set to mature within the next 30 days, and $634 million of agency mortgage-backed residential debt securities set to mature as follows: $480 million within the next 30 days, and $154 million within 31 to 60 days. Refer to Note 7 and Note 22 for further details. Additionally, in December 2016, we sold asset-backed automotive financial instruments, which are our retained interests from certain on-balance sheet securitizations, subject to a repurchase agreement in exchange for $500 million, which was recorded as a short-term secured borrowing. The asset-backed automotive financial instruments that we sold subject to the repurchase agreement were secured by finance receivables that we have securitized. Refer to Note 10 for additional information on our securitization activities. This repurchase agreement was terminated in September 2017.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. As of September 30, 2017, we placed cash collateral totaling $10 million with counterparties under these collateral arrangements associated with our repurchase agreements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Long-term Debt
The following table presents the composition of our long-term debt portfolio.

	September 30, 2017			December 31, 2016
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$3,828	$6,642	$10,470	$4,274	$10,279	$14,553
Due after one year (a)	13,129	21,249	34,378	15,450	23,810	39,260
Fair value adjustment (b)	289	(15)	274	326	(11)	315
Total long-term debt (c)	$17,246	$27,876	$45,122	$20,050	$34,078	$54,128

(a)	Includes $2.6 billion of trust preferred securities at both September 30, 2017, and December 31, 2016.

(b)	Represents the fair value adjustment associated with the application of hedge accounting on certain of our long-term debt positions. Refer to Note 19 for additional information.

(c)	Includes advances from the FHLB of Pittsburgh of $8.4 billion and $6.1 billion at September 30, 2017, and December 31, 2016, respectively.
The following table presents the scheduled remaining maturity of long-term debt at September 30, 2017, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2017	2018	2019	2020	2021	2022 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$1,590	$3,582	$1,680	$2,252	$637	$8,475	$289	$18,505
Original issue discount	(24)	(100)	(39)	(39)	(43)	(1,014)	—	(1,259)
Total unsecured	1,566	3,482	1,641	2,213	594	7,461	289	17,246
Secured
Long-term debt	1,048	7,379	7,617	6,818	3,179	1,850	(15)	27,876
Total long-term debt	$2,614	$10,861	$9,258	$9,031	$3,773	$9,311	$274	$45,122
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	September 30, 2017			December 31, 2016
($ in millions)	Total (a)		Ally Bank	Total (a)		Ally Bank
Investment securities (b)	$6,676		$5,482	$4,895		$4,231
Mortgage assets held-for-investment and lending receivables	11,888		11,888	10,954		10,954
Consumer automotive finance receivables (b)	21,261		4,818	27,846		5,751
Commercial automotive finance receivables	16,142		16,018	19,487		19,280
Investment in operating leases, net	737		7	2,040		913
Total assets restricted as collateral (c) (d)	$56,704		$38,213	$65,222		$41,129
Secured debt	$34,672	(e)	$18,781	$43,129	(e)	$22,149

(a)	Ally Bank is a component of the total column.

(b)
A portion of the restricted investment securities at September 30, 2017, and December 31, 2016, and consumer automotive finance receivables at December 31, 2016, were restricted under repurchase agreements. Refer to the section above titled Short-term Borrowings for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $21.4 billion and $19.0 billion at September 30, 2017, and December 31, 2016, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans and investment securities. Ally Bank has access to the FRB Discount Window. Ally Bank had assets pledged and restricted as collateral to the FRB totaling $2.3 billion and $2.4 billion at September 30, 2017, and December 31, 2016, respectively. These assets were composed of consumer automotive finance receivables and loans and operating lease assets. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 12 for additional information.

(e)	Includes $6.8 billion and $9.1 billion of short-term borrowings at September 30, 2017, and December 31, 2016, respectively.
Trust Preferred Securities
At September 30, 2017, we have issued and outstanding approximately $2.6 billion in aggregate liquidation preference of 8.125% Fixed Rate / Floating Rate Trust Preferred Securities, Series 2 (Series 2 TRUPS). Each Series 2 TRUPS security has a liquidation amount of $25.

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
As of September 30, 2017, Ally Bank had exclusive access to $3.7 billion of funding capacity from committed credit facilities. Funding programs supported by the FRB and the FHLB complement Ally Bank’s private collateralized funding vehicles.
The total capacity in our committed funding facilities is provided by banks through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At September 30, 2017, all of our $14.7 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of September 30, 2017, we had $2.6 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.
Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Bank funding
Secured (b)	$1,350	$3,250	$2,325	$350	$3,675	$3,600
Parent funding
Secured	8,180	11,550	2,820	1,975	11,000	13,525
Unsecured	—	—	—	1,250	—	1,250
Total committed facilities	$9,530	$14,800	$5,145	$3,575	$14,675	$18,375

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

(b)	Excludes off-balance sheet credit facility amounts.
15.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	September 30, 2017	December 31, 2016
Accounts payable	$863	$649
Employee compensation and benefits	227	232
Reserves for insurance losses and loss adjustment expenses	173	149
Deferred revenue	34	56
Fair value of derivative contracts in payable position (a)	30	95
Cash collateral received from counterparties	14	10
Other liabilities	551	546
Total accrued expenses and other liabilities	$1,892	$1,737

(a)	For additional information on derivative instruments and hedging activities, refer to Note 19.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

16.    Accumulated Other Comprehensive (Loss) Income
The following table presents changes, net of tax, in each component of accumulated other comprehensive (loss) income.

($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive (loss) income
Balance at December 31, 2015	$(159)	$9	$8	$(89)	$(231)
2016 net change	258	5	—	(1)	262
Balance at September 30, 2016	$99	$14	$8	$(90)	$31
Balance at December 31, 2016	$(273)	$14	$8	$(90)	$(341)
2017 net change	142	2	1	(1)	144
Balance at September 30, 2017	$(131)	$16	$9	$(91)	$(197)

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 19.
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive (loss) income.

Three months ended September 30, 2017 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$95		$(22)		$73
Less: Net realized gains reclassified to income from continuing operations	25	(a)	2	(b)	27
Net change	70		(24)		46
Translation adjustments
Net unrealized gains arising during the period	8		(3)		5
Net investment hedges (c)
Net unrealized losses arising during the period	(6)		3		(3)
Cash flow hedges (c)
Net unrealized gains arising during the period	1		(1)		—
Other comprehensive income	$73		$(25)		$48

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 19.

Three months ended September 30, 2016 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$41		$(4)		$37
Less: Net realized gains reclassified to income from continuing operations	52	(a)	(11)	(b)	41
Net change	(11)		7		(4)
Translation adjustments
Net unrealized losses arising during the period	(2)		1		(1)
Net investment hedges (c)
Net unrealized gains arising during the period	2		(1)		1
Other comprehensive income	$(11)		$7		$(4)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 19.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2017 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$278		$(64)		$214
Less: Net realized gains reclassified to income from continuing operations	75	(a)	(3)	(b)	72
Net change	203		(61)		142
Translation adjustments
Net unrealized gains arising during the period	14		(5)		9
Net investment hedges (c)
Net unrealized losses arising during the period	(12)		5		(7)
Cash flow hedges (c)
Net unrealized gains arising during the period	2		(1)		1
Defined benefit pension plans
Net unrealized losses arising during the period	(1)		—		(1)
Other comprehensive income	$206		$(62)		$144

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 19.

Nine months ended September 30, 2016 ($ in millions)	Before Tax		Tax Effect		After Tax
Investment securities
Net unrealized gains arising during the period	$506		$(133)		$373
Less: Net realized gains reclassified to income from continuing operations	145	(a)	(30)	(b)	115
Net change	361		(103)		258
Translation adjustments
Net unrealized gains arising during the period	10		(4)		6
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(1)		—		(1)
Net change	11		(4)		7
Net investment hedges (c)
Net unrealized losses arising during the period	(4)		2		(2)
Defined benefit pension plans
Net unrealized losses arising during the period	(1)		—		(1)
Other comprehensive income	$367		$(105)		$262

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 19.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

17.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data; shares in thousands) (a)	2017	2016	2017	2016
Net income from continuing operations	$280	$261	$747	$865
Preferred stock dividends	—	—	—	(30)
Net income from continuing operations attributable to common shareholders	280	261	747	835
Income (loss) from discontinued operations, net of tax	2	(52)	1	(46)
Net income attributable to common shareholders	$282	$209	$748	$789
Basic weighted-average common shares outstanding (b)	449,169	482,393	457,612	483,993
Diluted weighted-average common shares outstanding (b)	451,078	483,575	458,848	484,762
Basic earnings per common share
Net income from continuing operations	$0.62	$0.54	$1.63	$1.73
Income (loss) from discontinued operations, net of tax	—	(0.11)	—	(0.10)
Net income	$0.63	$0.43	$1.63	$1.63
Diluted earnings per common share
Net income from continuing operations	$0.62	$0.54	$1.63	$1.72
Income (loss) from discontinued operations, net of tax	—	(0.11)	—	(0.10)
Net income	$0.63	$0.43	$1.63	$1.63

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)	Includes shares related to share-based compensation that vested but were not yet issued for the three months and nine months ended September 30, 2017, and 2016.
18.    Regulatory Capital and Other Regulatory Matters
As a BHC, we and our wholly-owned state-chartered banking subsidiary, Ally Bank, are subject to capital requirements issued by U.S. banking regulators that require us to maintain risk-based and leverage capital ratios above minimum levels. A risk-based capital ratio is a ratio of a banking organization’s regulatory capital to its risk-weighted assets. A leverage capital ratio is a ratio of a banking organization’s regulatory capital to a measure of assets or exposures that is not risk-weighted. As of January 1, 2015, Ally and Ally Bank became subject to the rules implementing the 2010 Basel III capital framework in the United States (U.S. Basel III), which generally reflects higher capital requirements, capital buffers, and changes to regulatory capital definitions, deductions and adjustments, relative to the predecessor requirements implementing the Basel I capital framework in the United States. Certain aspects of U.S. Basel III, including the capital buffers and certain regulatory capital deductions, are subject to a phase-in period through December 31, 2018.
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
U.S. Basel III also revised the eligibility criteria for regulatory capital instruments and provides for the phase-out of instruments that had previously been recognized as capital but that do not satisfy these criteria. Subject to certain exceptions (e.g., for certain debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other “hybrid” securities are no longer included in a BHC's Tier 1 capital as of January 1, 2016. Also, subject to a phase-in schedule, certain items are deducted from Common Equity Tier 1

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

capital that had not previously been deducted from regulatory capital, and certain other deductions from regulatory capital have been modified. Among other things, U.S. Basel III requires significant investments in the common shares of unconsolidated financial institutions, mortgage servicing assets, and certain deferred tax assets that exceed specified individual and aggregate thresholds to be deducted from Common Equity Tier 1 capital. U.S. Basel III also revised the standardized approach for calculating risk-weighted assets by, among other things, modifying certain risk weights and the methods for calculating risk-weighted assets for certain types of assets and exposures.
Ally is subject to the U.S. Basel III standardized approach for credit risk, but is not subject to the U.S. Basel III advanced approaches for credit risk. Ally is currently not subject to the U.S. market risk capital rule, which applies only to banking organizations with significant trading assets and liabilities.
On September 27, 2017, the FRB released a proposal to simplify certain capital requirements, including the requirements related to the above-mentioned capital deductions and adjustments for investments in unconsolidated financial institutions, mortgage servicing assets, and certain deferred tax assets. In addition, on August 22, 2017, the FRB proposed an amendment to the transition provisions of the U.S. Basel III capital rules that would, in anticipation of the simplification proposal, indefinitely postpone certain phase-in requirements for provisions related to the simplification proposal, including the provisions related to the above-mentioned capital deductions and adjustments. Both the simplification proposal and the proposed transitions amendments would primarily apply to non-advanced approaches banking organizations such as Ally. We are evaluating the effect these proposals would have on our regulatory capital position.
On March 7, 2016, Ally Bank received approval from the FRB to become a state member bank. Ally Bank is now regulated by the FRB through the Federal Reserve Bank of Chicago, as well as the Utah Department of Financial Institutions (UDFI). As a requirement of FRB membership, we held $445 million of FRB stock at September 30, 2017. In addition, in connection with the application for membership in the Federal Reserve System, Ally Bank made commitments to the FRB relating to capital, liquidity, and business plan requirements. These commitments were consistent with the prior requirements under the now-terminated Capital and Liquidity Maintenance Agreement with the Federal Deposit Insurance Corporation (FDIC), including the requirement to maintain capital at a level such that Ally Bank’s Tier 1 leverage ratio was at least 15%.
On August 22, 2017, the FRB lifted the capital, liquidity, and business plan commitments that Ally Bank made in connection with its application for membership in the Federal Reserve System, including the commitment to maintain a Tier 1 leverage ratio of at least 15%. As a result of this development, during the three months ended September 30, 2017, Ally Bank paid a dividend of $2.9 billion to Ally Financial Inc., which was utilized to reduce less cost-efficient borrowings and further enhance our funding profile.
Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.
The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	September 30, 2017		December 31, 2016		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$13,175	9.72%	$12,978	9.37%	4.50%		(a)
Ally Bank	16,454	15.39	17,888	16.70	4.50		6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,539	11.46%	$15,147	10.93%	6.00%		6.00%
Ally Bank	16,454	15.39	17,888	16.70	6.00		8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$17,891	13.19%	$17,419	12.57%	8.00%		10.00%
Ally Bank	17,215	16.10	18,458	17.24	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (b)
Ally Financial Inc.	$15,539	9.51%	$15,147	9.54%	4.00%		(a)
Ally Bank	16,454	12.89	17,888	15.21	4.00	(c)	5.00%

(a)	Currently, there is no ratio component for determining whether a BHC is "well-capitalized."

(b)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(c)
On August 22, 2017, the FRB lifted the capital, liquidity, and business plan commitments that Ally Bank made in connection with its application for membership in the Federal Reserve System, including the commitment to maintain a Tier 1 leverage ratio of at least 15%. Ally Bank now manages its capital and liquidity subject to applicable regulatory requirements.

At September 30, 2017, Ally and Ally Bank were “well-capitalized” and met all applicable capital requirements to which each was subject.

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
As part of the 2017 Comprehensive Capital Analysis and Review (CCAR) process, on April 5, 2017, we submitted our 2017 capital plan and stress test results to the FRB. On June 23, 2017, we publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On June 28, 2017, we received a non-objection to our capital plan from the FRB, including the proposed capital actions contained in our submission. The capital actions included a 50% increase in the quarterly cash dividend on common stock from $0.08 per share to $0.12 per share, and a 9% increase in our share repurchase program, which has been authorized by the Ally Board of Directors, permitting us to repurchase up to $760 million of our common stock from time to time from the third quarter of 2017 through the second quarter of 2018. In addition, we submitted to the FRB the results of our company-run mid-cycle stress test conducted under multiple macroeconomic scenarios and disclosed the results of this stress test under the most severe scenario on October 5, 2017, in accordance with regulatory requirements.
The following table presents information related to our common shares for each quarter since the commencement of our common share repurchase programs and initiation of a quarterly cash dividend on common stock.

($ in millions, except per share data; shares in thousands)	3rd quarter 2017	2nd quarter 2017	1st quarter 2017	4th quarter 2016	3rd quarter 2016
Common shares repurchased during period (a)
Approximate dollar value	$190	$204	$169	$167	$159
Number of shares	8,507	10,485	8,097	8,745	8,298
Number of common shares outstanding
Beginning of period	452,292	462,193	467,000	475,470	483,753
End of period	443,796	452,292	462,193	467,000	475,470
Cash dividends declared per common share (b)	$0.12	$0.08	$0.08	$0.08	$0.08

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On October 10, 2017, the Ally Board of Directors declared a quarterly cash dividend payment of $0.12 per share on all common stock, payable on November 15, 2017. Refer to Note 26 for further information regarding this common share dividend.

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
Derivatives qualifying for hedge accounting can include receive-fixed swaps designated as fair value hedges of specific fixed-rate unsecured debt obligations, receive-fixed swaps designated as fair value hedges of specific fixed-rate FHLB advances, fair value hedges of U.S. Treasury positions within our available-for-sale portfolio, and pay-fixed swaps designated as fair value hedges of specific portfolios of fixed-rate held-for-investment retail automotive loan assets. Other derivatives qualifying for hedge accounting consist of pay-fixed swaps designated as cash flow hedges of the expected future cash flows in the form of interest payments on certain variable-rate borrowings. As of September 30, 2017, there were no open hedges related to our held-for-investment retail automotive loan assets.
We may also execute economic hedges, which consist of interest rate swaps and interest rate caps held to mitigate interest rate risk associated with our debt portfolio. We may also use interest rate swaps to economically hedge our net fixed-versus-variable interest rate exposure. We enter into economic hedges in the form of short-dated, exchange-traded Eurodollar futures to hedge the interest rate exposure of our fixed-rate automotive loans, as well as forwards, options, and swaptions to economically hedge our net fixed-versus-variable interest rate exposure.
We also enter into interest rate lock commitments and forward-sale commitments that are executed as part of our mortgage business that meet the accounting definition of a derivative.
Foreign Exchange Risk
We enter into derivative financial instrument contracts to mitigate the risk associated with variability in cash flows related to our various foreign-currency exposures.
We enter into foreign-currency forwards with external counterparties as net investment hedges of foreign exchange exposure on our investments in foreign subsidiaries. Our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our accumulated other comprehensive loss. We also periodically enter into foreign-currency forwards to economically hedge our foreign-denominated debt, our centralized lending program, and foreign-denominated third-party loans. These foreign currency forwards that are used as economic hedges are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
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
We execute certain derivatives such as interest rate swaps with clearinghouses, which requires us to post collateral. For these clearinghouse derivatives, these payments are recognized as settlements rather than collateral.
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. No such specified credit risk related events occurred during the third quarter of 2017 or 2016.
We placed cash collateral totaling $10 million and securities collateral totaling $145 million at September 30, 2017, and $122 million and $72 million at December 31, 2016, respectively, in accounts maintained by counterparties. This amount primarily relates to collateral posted to support our derivative positions. This amount also excludes cash and securities pledged as collateral under repurchase agreements. At September 30, 2017, and December 31, 2016, we placed cash collateral totaling $10 million and $45 million, respectively, with

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

counterparties under collateral arrangements associated with repurchase agreements. Refer to Note 14 for details on the repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $14 million and $10 million at September 30, 2017, and December 31, 2016, respectively, primarily to support these derivative positions. This amount also excludes cash and securities pledged as collateral under repurchase agreements. Refer to Note 14 for details on the repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met. At September 30, 2017, and December 31, 2016, we received noncash collateral of $2 million and $6 million, respectively. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	September 30, 2017			December 31, 2016
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives designated as accounting hedges
Interest rate contracts
Swaps (c) (d) (e) (f) (g)	$—	$—	$6,140	$19	$21	$4,731
Futures (h)	1	—	60	—	—	—
Foreign exchange contracts
Forwards	3	—	176	1	—	171
Total derivatives designated as accounting hedges	4	—	6,376	20	21	4,902
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	—	—	—	—	—	137
Futures and forwards	—	—	116	—	—	—
Written options	1	30	9,452	—	73	14,518
Purchased options	30	—	9,335	73	—	14,517
Total interest rate risk	31	30	18,903	73	73	29,172
Foreign exchange contracts
Futures and forwards	2	—	130	1	—	92
Total foreign exchange risk	2	—	130	1	—	92
Equity contracts
Written options	—	—	—	—	1	—
Purchased options	—	—	—	1	—	—
Total equity risk	—	—	—	1	1	—
Total derivatives not designated as accounting hedges	33	30	19,033	75	74	29,264
Total derivatives	$37	$30	$25,409	$95	$95	$34,166

(a)
Derivative contracts in a receivable position are classified as other assets on the Condensed Consolidated Balance Sheet, and include accrued interest of $0 million and $7 million at September 30, 2017, and December 31, 2016, respectively.

(b)
Derivative contracts in a liability position are classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet, and include accrued interest of $0 million and $1 million at September 30, 2017, and December 31, 2016, respectively.

(c)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate unsecured debt obligations with $0 million and $8 million in a receivable position, $0 million and $14 million in a payable position, and a $3.1 billion and $1.7 billion notional amount at September 30, 2017, and December 31, 2016, respectively. The hedge notional amount of $3.1 billion at September 30, 2017, is associated with debt maturing in approximately five or more years.

(d)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate secured debt obligations (FHLB advances) with $0 million and $0 million in a receivable position, $0 million and $7 million in a payable position, and a $1.6 billion and $240 million notional amount at September 30, 2017, and December 31, 2016, respectively. Other fair value hedges include pay-fixed swaps on portfolios of held-for-investment automotive loan assets with $0 million and $10 million in a receivable position, $0 million and $1 million in a payable position, and a $0.0 billion and $2.8 billion notional amount at September 30, 2017, and December 31, 2016, respectively.

(e)
Includes cash flow hedge of pay-fixed swap on variable-rate borrowings of a secured credit facility with $0 million in a receivable and payable position, and $1.3 billion of notional amount at September 30, 2017.

(f)	Includes fair value hedge of pay-fixed swaps on fixed-rate U.S. Treasury securities with $0 million in a receivable and payable position, and $225 million of notional amount at September 30, 2017.

(g)
Derivative contracts in a receivable and payable position exclude open trade equity on derivatives cleared through central clearing counterparties. Any associated collateral exchanged with our central clearing counterparties are treated as settlements of the derivative exposure, rather than collateral. Such payments are recognized as settlements of the derivatives contracts in a receivable and payable position in our Condensed Consolidated Balance Sheet.

(h)
Includes fair value hedge of future contract on fixed-rate U.S. Treasury securities with $1 million in a receivable position, $0 million in a payable position, and $60 million of notional amount at September 30, 2017.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Derivatives qualifying for hedge accounting
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Interest and fees on finance receivables and loans (a)	$—	$16	$1	$(18)
Interest and dividends on investment securities	4	—	1	—
Interest on long-term debt (b)	(5)	(31)	19	211
(Loss) gain recognized in earnings on hedged items
Interest rate contracts
Interest and fees on finance receivables and loans (c)	—	(17)	(3)	16
Interest and dividends on investment securities	(4)	—	(1)	—
Interest on long-term debt (d)	5	32	(18)	(214)
Total derivatives qualifying for hedge accounting	—	—	(1)	(5)
Derivatives not designated as accounting hedges
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Gain on mortgage and automotive loans, net	—	—	1	—
Other income, net of losses	—	(5)	(3)	(2)
Total interest rate contracts	—	(5)	(2)	(2)
Foreign exchange contracts (e)
Interest on long-term debt	—	—	—	(2)
Other income, net of losses	(3)	(1)	(7)	(4)
Total foreign exchange contracts	(3)	(1)	(7)	(6)
Equity contracts
Compensation and benefits expense	—	2	—	—
Total equity contracts	—	2	—	—
Loss recognized in earnings on derivatives	$(3)	$(4)	$(10)	$(13)

(a)
Amounts exclude losses related to interest for qualifying accounting hedges of retail automotive loans held-for-investment, which are primarily offset by the fixed coupon payments of the loans. The losses were $0 million and $4 million for the three months ended September 30, 2017, and 2016, respectively, and $1 million and $16 million for the nine months ended September 30, 2017, and 2016, respectively.

(b)
Amounts exclude gains related to interest for qualifying accounting hedges of unsecured debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $7 million for both the three months ended September 30, 2017, and 2016, and $19 million and $34 million for the nine months ended September 30, 2017, and 2016, respectively. Amounts also exclude gains related to interest for qualifying accounting hedges of secured debt (FHLB advances), which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $0 million and $1 million for the three months ended September 30, 2017, and 2016, respectively, and $1 million and $4 million for the nine months ended September 30, 2017, and 2016, respectively.

(c)
Amounts exclude losses related to amortization of deferred loan basis adjustments on the de-designated hedged item of $6 million for both the three months ended September 30, 2017, and 2016, and $17 million and $15 million for the nine months ended September 30, 2017, and 2016, respectively.

(d)
Amounts exclude gains related to amortization of deferred debt basis adjustments on the de-designated hedged item of $19 million and $23 million for the three months ended September 30, 2017, and 2016, respectively, and $59 million and $62 million for the nine months ended September 30, 2017, and 2016, respectively. Amounts also exclude losses related to amortization of deferred debt basis adjustments (FHLB advances) on the de-designated hedge item of $1 million for the three months ended September 30, 2017, and $2 million for the nine months ended September 30, 2017.

(e)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Gains of $3 million and $1 million were recognized for the three months ended September 30, 2017, and 2016, respectively, and gains of $8 million and $4 million were recognized for the nine months ended September 30, 2017, and 2016, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes derivative instruments used in cash flow and net investment hedge accounting relationships.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Cash flow hedges
Interest rate contracts
Gain recognized in other comprehensive loss	$2	$—	$2	$—
Net investment hedges
Foreign exchange contracts
(Loss) gain recognized in other comprehensive loss (a)	$(6)	$2	$(12)	$(4)

(a)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive loss related to the revaluation of the related net investment in foreign operations, including the tax impacts of the hedge and related net investment, as disclosed separately in Note 16. There were gains of $7 million and losses of $2 million for the three months ended September 30, 2017, and 2016, respectively, and gains of $14 million and $9 million for the nine months ended September 30, 2017, and 2016.

20.    Income Taxes
We recognized total income tax expense from continuing operations of $115 million and $350 million for the three months and nine months ended September 30, 2017, respectively, compared to $130 million and $336 million for the same periods in 2016. The decrease in income tax expense for the three months ended September 30, 2017, compared to the same period in 2016, was primarily driven by the realization of capital gains allowing for a partial release of valuation allowance. The increase in income tax expense for the nine months ended September 30, 2017, compared to the same period in 2016, was primarily driven by a nonrecurring tax benefit in the second quarter of 2016 due to a U.S. tax reserve release related to a prior-year federal return that reduced our liability for unrecognized tax benefits by $175 million. This benefit was partially offset by the establishment of a valuation allowance on capital loss carryforwards in the second quarter of 2016, and a decrease in pretax earnings.
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We continue to believe it is more likely than not that the benefit for certain foreign tax credits and state net operating loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on the deferred tax assets relating to foreign tax credits and state net operating loss carryforwards.
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

We also execute OTC and centrally-cleared derivative contracts, such as interest rate swaps, swaptions, foreign-currency denominated forward contracts, prepaid equity forward contracts, caps, floors, and agency to-be-announced securities. For OTC contracts, we utilize third-party-developed valuation models that are widely accepted in the market to value these OTC derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves, interpolated volatility assumptions, or equity pricing) are used in the model. We classified these OTC derivative contracts as Level 2 because all significant inputs into these models were market observable. For centrally-cleared contracts, we utilize unadjusted prices obtained from the clearing house as the basis for valuation, and they are also classified as Level 2.
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

	Recurring fair value measurements
September 30, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury	$2,073	$—	$—	$2,073
U.S. States and political subdivisions	—	851	—	851
Foreign government	8	149	—	157
Agency mortgage-backed residential	—	14,344	—	14,344
Mortgage-backed residential	—	2,310	—	2,310
Mortgage-backed commercial	—	509	—	509
Asset-backed	—	1,039	—	1,039
Corporate debt	—	1,291	—	1,291
Total debt securities	2,081	20,493	—	22,574
Equity securities (a)	525	—	—	525
Total available-for-sale securities	2,606	20,493	—	23,099
Mortgage loans held-for-sale	—	—	9	9
Interests retained in financial asset sales	—	—	5	5
Derivative contracts in a receivable position
Interest rate	1	30	1	32
Foreign currency	—	5	—	5
Total derivative contracts in a receivable position	1	35	1	37
Total assets	$2,607	$20,528	$15	$23,150
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$(30)	$—	$(30)
Total derivative contracts in a payable position	—	(30)	—	(30)
Total liabilities	$—	$(30)	$—	$(30)

(a)	Our investment in any one industry did not exceed 15%.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total
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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains						Fair value at September 30, 2017	Net unrealized gains included in earnings still held at September 30, 2017
($ in millions)	Fair value at July 1, 2017	included in earnings	included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Mortgage loans held-for-sale	$3	$1	$—	$49	$(44)	$—	$—	$9	$—
Other assets
Interests retained in financial asset sales	5	—	—	—	—	—	—	5	—
Derivative assets	1	—	—	—	—	—	—	1	—
Total assets	$9	$1	$—	$49	$(44)	$—	$—	$15	$—

	Level 3 recurring fair value measurements
	Fair value at July 1, 2016	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Fair value at September 30, 2016	Net unrealized gains included in earnings still held at September 30, 2016
($ in millions)		included in earnings		included in OCI
Assets
Other assets
Interests retained in financial asset sales	$31	$1	(a)	$—	$—	$2	$—	$(2)	$32	$—
Total assets	$31	$1		$—	$—	$2	$—	$(2)	$32	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
		Net realized/unrealized gains						Fair value at September 30, 2017	Net unrealized gains included in earnings still held at September 30, 2017
($ in millions)	Fair value at Jan. 1, 2017	included in earnings	included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Mortgage loans held-for-sale	$—	$1	$—	$72	$(64)	$—	$—	$9	$—
Other assets
Interests retained in financial asset sales	29	1	—	—	8	—	(33)	5	—
Derivative assets	—	1	—	—	—	—	—	1	1
Total assets	$29	$3	$—	$72	$(56)	$—	$(33)	$15	$1

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2016	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Fair value at September 30, 2016	Net unrealized gains included in earnings still held at September 30, 2016
($ in millions)		included in earnings		included in OCI
Assets
Other assets
Interests retained in financial asset sales	$40	$4	(a)	$—	$—	$8	$—	$(20)	$32	$—
Total assets	$40	$4		$—	$—	$8	$—	$(20)	$32	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

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
The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain (loss) included in earnings for the three months ended		Total gain (loss) included in earnings for the nine months ended
September 30, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$9	$9	$—	n/m	(a)	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	29	29	$(4)	n/m	(a)	n/m	(a)
Other	—	—	35	35	(16)	n/m	(a)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	64	64	(20)	n/m	(a)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	13	13	(2)	n/m	(a)	n/m	(a)
Other	—	—	3	3	—	n/m	(a)	n/m	(a)
Total assets	$—	$—	$89	$89	$(22)	n/m		n/m
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at September 30, 2017, and December 31, 2016.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
September 30, 2017
Financial assets
Held-to-maturity securities	$1,839	$—	$1,807	$—	$1,807
Loans held-for-sale, net	9	—	—	9	9
Finance receivables and loans, net	117,585	—	—	119,498	119,498
Nonmarketable equity investments (a)	1,053	—	1,026	26	1,052
Financial liabilities
Deposit liabilities	$90,116	$—	$—	$88,151	$88,151
Short-term borrowings	10,175	—	—	10,177	10,177
Long-term debt	45,122	—	29,776	17,880	47,656
December 31, 2016
Financial assets
Held-to-maturity securities	$839	$—	$789	$—	$789
Finance receivables and loans, net	117,800	—	—	118,750	118,750
Nonmarketable equity investments	1,046	—	1,012	55	1,067
Financial liabilities
Deposit liabilities	$79,022	$—	$—	$78,469	$78,469
Short-term borrowings	12,673	—	—	12,675	12,675
Long-term debt	54,128	—	22,036	34,084	56,120

(a)
Excludes investments with a carrying value of $12 million and fair value of $35 million at September 30, 2017, for which fair value is measured at net asset value (or its equivalent) as a practical expedient.

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
To further mitigate the risk of counterparty default related to derivative instruments, we maintain collateral agreements with certain counterparties. The agreements require both parties to maintain collateral in the event the fair values of the derivative financial instruments meet established thresholds. In the event that either party defaults on the obligation, the secured party may seize the collateral. Generally, our collateral arrangements are bilateral such that we and the counterparty post collateral for the obligation. Contractual terms provide for standard and customary exchange of collateral based on changes in the market value of the outstanding derivatives. A party posts additional collateral when their obligation rises or removes collateral when it falls, such that the net replacement cost of the nondefaulting party is covered in the event of counterparty default.
In certain instances as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At September 30, 2017, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/(liabilities)	Gross amounts offset in the Condensed Consolidated Balance Sheet	Net amounts of assets/(liabilities) presented in the Condensed Consolidated Balance Sheet
				Gross amounts not offset in the Condensed Consolidated Balance Sheet
September 30, 2017 ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
Assets
Derivative assets in net asset positions	$36	$—	$36	$—	$(4)	$32
Derivative assets in net liability positions	—	—	—	—	—	—
Derivative assets with no offsetting arrangements	1	—	1	—	—	1
Total assets (d)	$37	$—	$37	$—	$(4)	$33
Liabilities
Derivative liabilities in net liability positions	$(30)	$—	$(30)	$—	$—	$(30)
Derivative liabilities in net asset positions	—	—	—	—	—	—
Total derivative liabilities (d)	(30)	—	(30)	—	—	(30)
Securities sold under agreements to repurchase (e)	(1,171)	—	(1,171)	—	1,171	—
Total liabilities	$(1,201)	$—	$(1,201)	$—	$1,171	$(30)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. $2 million of noncash derivative collateral pledged to us was excluded at September 30, 2017. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met.

(c)
Certain agreements grant us the right to sell or pledge the noncash assets we receive as collateral. Noncash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $2 million at September 30, 2017. We have not sold or pledged any of the noncash collateral received under these agreements as of September 30, 2017.

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
Automotive Finance operations — One of the largest full service automotive finance operations in the U.S. providing automotive financing services to consumers and automotive dealers, and automotive and equipment financing services to companies and municipalities. Our automotive finance services include providing retail installment sales contracts, loans and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, warehouse lines to companies, fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles and equipment, and vehicle remarketing services.
Insurance operations — A complementary automotive-focused business offering both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide vehicle service contracts, vehicle maintenance contracts, and guaranteed asset protection products. We also underwrite select commercial insurance coverages, which primarily insure dealers' wholesale vehicle inventory.
Mortgage Finance operations — Primarily consists of the management of a held-for-investment consumer mortgage finance loan portfolio, which includes bulk purchases of high-quality jumbo and low-to-moderate income (LMI) mortgage loans originated by third parties. In late 2016, we introduced our direct-to-consumer mortgage offering, named Ally Home, consisting of a variety of jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment partner. Under our current arrangement, conforming mortgages are originated as held-for-sale and sold, while jumbo mortgages are originated as held-for-investment. Servicing is performed by a third party and no mortgage servicing rights are created.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Corporate Finance operations — Primarily provides senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle market companies. Our primary focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, restructurings, and working capital. In 2017, we introduced a commercial real estate product to serve companies in the healthcare industry.
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
The information presented in our reportable operating segments is based in part on internal allocations, which involve management judgment.
Financial information for our reportable operating segments is summarized as follows.

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2017
Net financing revenue and other interest income	$950	$15	$32	$39	$45	$1,081
Other revenue	82	272	2	5	20	381
Total net revenue	1,032	287	34	44	65	1,462
Provision for loan losses	312	—	4	3	(5)	314
Total noninterest expense	420	218	28	19	68	753
Income from continuing operations before income tax expense	$300	$69	$2	$22	$2	$395
Total assets	$112,141	$7,432	$9,804	$3,699	$30,937	$164,013
2016
Net financing revenue and other interest income (loss)	$933	$14	$25	$30	$(6)	$996
Other revenue	74	264	—	4	46	388
Total net revenue	1,007	278	25	34	40	1,384
Provision for loan losses	270	—	1	3	(16)	258
Total noninterest expense	418	222	16	16	63	735
Income (loss) from continuing operations before income tax expense	$319	$56	$8	$15	$(7)	$391
Total assets	$113,669	$7,259	$7,933	$3,232	$25,304	$157,397

(a)	Net financing revenue and other interest income after the provision for loan losses totaled $767 million and $738 million for the three months ended September 30, 2017, and 2016, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2017
Net financing revenue and other interest income	$2,774	$44	$98	$121	$90	$3,127
Other revenue	290	781	3	33	58	1,165
Total net revenue	3,064	825	101	154	148	4,292
Provision for loan losses	846	—	6	15	(13)	854
Total noninterest expense	1,283	737	77	57	187	2,341
Income (loss) from continuing operations before income tax expense	$935	$88	$18	$82	$(26)	$1,097
Total assets	$112,141	$7,432	$9,804	$3,699	$30,937	$164,013
2016
Net financing revenue and other interest income (loss)	$2,758	$44	$71	$87	$(29)	$2,931
Other revenue	228	777	—	14	119	1,138
Total net revenue	2,986	821	71	101	90	4,069
Provision for loan losses	649	—	4	12	(15)	650
Total noninterest expense	1,255	733	48	49	133	2,218
Income (loss) from continuing operations before income tax expense	$1,082	$88	$19	$40	$(28)	$1,201
Total assets	$113,669	$7,259	$7,933	$3,232	$25,304	$157,397

(a)	Net financing revenue and other interest income after the provision for loan losses totaled $2,273 million and $2,281 million for the nine months ended September 30, 2017, and 2016, respectively.
24.    Parent and Guarantor Condensed Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of September 30, 2017, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statements of Comprehensive Income

Three months ended September 30, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$13	$—	$1,473	$—	$1,486
Interest and fees on finance receivables and loans — intercompany	2	—	1	(3)	—
Interest and dividends on investment securities and other earning assets	—	—	157	—	157
Interest on cash and cash equivalents	2	—	9	—	11
Interest-bearing cash — intercompany	1	—	2	(3)	—
Operating leases	3	—	431	—	434
Total financing revenue and other interest income	21	—	2,073	(6)	2,088
Interest expense
Interest on deposits	—	—	286	(1)	285
Interest on short-term borrowings	16	—	18	—	34
Interest on long-term debt	278	—	138	—	416
Interest on intercompany debt	3	—	2	(5)	—
Total interest expense	297	—	444	(6)	735
Net depreciation expense on operating lease assets	3	—	269	—	272
Net financing revenue	(279)	—	1,360	—	1,081
Cash dividends from subsidiaries
Bank subsidiary	2,900	2,900	—	(5,800)	—
Nonbank subsidiaries	101	—	—	(101)	—
Other revenue
Insurance premiums and service revenue earned	—	—	252	—	252
Gain on mortgage and automotive loans, net	9	—	6	—	15
Loss on extinguishment of debt	(1)	—	(3)	—	(4)
Other gain on investments, net	—	—	23	—	23
Other income, net of losses	138	—	199	(242)	95
Total other revenue	146	—	477	(242)	381
Total net revenue	2,868	2,900	1,837	(6,143)	1,462
Provision for loan losses	161	—	153	—	314
Noninterest expense
Compensation and benefits expense	17	—	247	—	264
Insurance losses and loss adjustment expenses	—	—	65	—	65
Other operating expenses	208	—	459	(243)	424
Total noninterest expense	225	—	771	(243)	753
Income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	2,482	2,900	913	(5,900)	395
Income tax (benefit) expense from continuing operations	(135)	—	250	—	115
Net income from continuing operations	2,617	2,900	663	(5,900)	280
Income (loss) from discontinued operations, net of tax	4	—	(2)	—	2
Undistributed (loss) income of subsidiaries
Bank subsidiary	(2,524)	(2,524)	—	5,048	—
Nonbank subsidiaries	185	—	—	(185)	—
Net income	282	376	661	(1,037)	282
Other comprehensive income, net of tax	48	36	51	(87)	48
Comprehensive income	$330	$412	$712	$(1,124)	$330

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended September 30, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing (loss) revenue and other interest income
Interest and fees on finance receivables and loans	$(15)	$—	$1,322	$—	$1,307
Interest and fees on finance receivables and loans — intercompany	2	—	2	(4)	—
Interest and dividends on investment securities and other earning assets	—	—	102	(1)	101
Interest on cash and cash equivalents	1	—	2	—	3
Interest-bearing cash — intercompany	—	—	2	(2)	—
Operating leases	4	—	645	—	649
Total financing (loss) revenue and other interest income	(8)	—	2,075	(7)	2,060
Interest expense
Interest on deposits	2	—	210	—	212
Interest on short-term borrowings	10	—	4	—	14
Interest on long-term debt	289	—	141	—	430
Interest on intercompany debt	5	—	2	(7)	—
Total interest expense	306	—	357	(7)	656
Net depreciation expense on operating lease assets	3	—	405	—	408
Net financing revenue	(317)	—	1,313	—	996
Cash dividends from subsidiaries
Nonbank subsidiaries	170	—	—	(170)	—
Other revenue
Insurance premiums and service revenue earned	—	—	238	—	238
(Loss) gain on mortgage and automotive loans, net	(7)	—	7	—	—
Other gain on investments, net	—	—	52	—	52
Other income, net of losses	298	—	231	(431)	98
Total other revenue	291	—	528	(431)	388
Total net revenue	144	—	1,841	(601)	1,384
Provision for loan losses	147	—	111	—	258
Noninterest expense
Compensation and benefits expense	143	—	105	—	248
Insurance losses and loss adjustment expenses	—	—	69	—	69
Other operating expenses	307	—	541	(430)	418
Total noninterest expense	450	—	715	(430)	735
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(453)	—	1,015	(171)	391
Income tax (benefit) expense from continuing operations	(88)	—	218	—	130
Net (loss) income from continuing operations	(365)	—	797	(171)	261
Loss from discontinued operations, net of tax	(47)	—	(5)	—	(52)
Undistributed income of subsidiaries
Bank subsidiary	325	325	—	(650)	—
Nonbank subsidiaries	296	—	—	(296)	—
Net income	209	325	792	(1,117)	209
Other comprehensive loss, net of tax	(4)	(3)	(9)	12	(4)
Comprehensive income	$205	$322	$783	$(1,105)	$205

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing (loss) revenue and other interest income
Interest and fees on finance receivables and loans	$(57)	$—	$4,358	$—	$4,301
Interest and fees on finance receivables and loans — intercompany	10	—	5	(15)	—
Interest and dividends on investment securities and other earning assets	—	—	439	(2)	437
Interest on cash and cash equivalents	6	—	17	—	23
Interest-bearing cash — intercompany	1	—	5	(6)	—
Operating leases	9	—	1,456	—	1,465
Total financing (loss) revenue and other interest income	(31)	—	6,280	(23)	6,226
Interest expense
Interest on deposits	2	—	765	(1)	766
Interest on short-term borrowings	52	—	42	—	94
Interest on long-term debt	834	—	423	—	1,257
Interest on intercompany debt	12	—	10	(22)	—
Total interest expense	900	—	1,240	(23)	2,117
Net depreciation expense on operating lease assets	8	—	974	—	982
Net financing revenue	(939)	—	4,066	—	3,127
Cash dividends from subsidiaries
Bank subsidiary	2,900	2,900	—	(5,800)	—
Nonbank subsidiaries	528	—	—	(528)	—
Other revenue
Insurance premiums and service revenue earned	—	—	720	—	720
Gain on mortgage and automotive loans, net	39	—	26	—	65
Loss on extinguishment of debt	(1)	—	(5)	—	(6)
Other gain on investments, net	—	—	73	—	73
Other income, net of losses	569	—	635	(891)	313
Total other revenue	607	—	1,449	(891)	1,165
Total net revenue	3,096	2,900	5,515	(7,219)	4,292
Provision for loan losses	350	—	504	—	854
Noninterest expense
Compensation and benefits expense	157	—	657	—	814
Insurance losses and loss adjustment expenses	—	—	278	—	278
Other operating expenses	709	—	1,431	(891)	1,249
Total noninterest expense	866	—	2,366	(891)	2,341
Income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	1,880	2,900	2,645	(6,328)	1,097
Income tax (benefit) expense from continuing operations	(362)	—	712	—	350
Net income from continuing operations	2,242	2,900	1,933	(6,328)	747
Income (loss) from discontinued operations, net of tax	6	—	(5)	—	1
Undistributed (loss) income of subsidiaries
Bank subsidiary	(1,760)	(1,760)	—	3,520	—
Nonbank subsidiaries	260	—	—	(260)	—
Net income	748	1,140	1,928	(3,068)	748
Other comprehensive income, net of tax	144	91	140	(231)	144
Comprehensive income	$892	$1,231	$2,068	$(3,299)	$892

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing (loss) revenue and other interest income
Interest and fees on finance receivables and loans	$(82)	$—	$3,889	$—	$3,807
Interest and fees on finance receivables and loans — intercompany	8	—	6	(14)	—
Interest and dividends on investment securities and other earning assets	—	—	303	(1)	302
Interest on cash and cash equivalents	4	—	6	—	10
Interest-bearing cash — intercompany	—	—	7	(7)	—
Operating leases	14	—	2,105	—	2,119
Total financing (loss) revenue and other interest income	(56)	—	6,316	(22)	6,238
Interest expense
Interest on deposits	6	—	602	—	608
Interest on short-term borrowings	31	—	8	—	39
Interest on long-term debt	868	—	440	—	1,308
Interest on intercompany debt	14	—	8	(22)	—
Total interest expense	919	—	1,058	(22)	1,955
Net depreciation expense on operating lease assets	11	—	1,341	—	1,352
Net financing revenue	(986)	—	3,917	—	2,931
Cash dividends from subsidiaries
Nonbank subsidiaries	800	—	—	(800)	—
Other revenue
Insurance premiums and service revenue earned	—	—	704	—	704
(Loss) gain on mortgage and automotive loans, net	(11)	—	15	—	4
Loss on extinguishment of debt	(2)	—	(2)	—	(4)
Other gain on investments, net	—	—	145	—	145
Other income, net of losses	989	—	661	(1,361)	289
Total other revenue	976	—	1,523	(1,361)	1,138
Total net revenue	790	—	5,440	(2,161)	4,069
Provision for loan losses	295	—	355	—	650
Noninterest expense
Compensation and benefits expense	430	—	312	—	742
Insurance losses and loss adjustment expenses	—	—	287	—	287
Other operating expenses	963	—	1,586	(1,360)	1,189
Total noninterest expense	1,393	—	2,185	(1,360)	2,218
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(898)	—	2,900	(801)	1,201
Income tax (benefit) expense from continuing operations	(196)	(82)	614	—	336
Net (loss) income from continuing operations	(702)	82	2,286	(801)	865
Loss from discontinued operations, net of tax	(39)	—	(7)	—	(46)
Undistributed income (loss) of subsidiaries
Bank subsidiary	932	932	—	(1,864)	—
Nonbank subsidiaries	628	(2)	—	(626)	—
Net income	819	1,012	2,279	(3,291)	819
Other comprehensive income, net of tax	262	143	234	(377)	262
Comprehensive income	$1,081	$1,155	$2,513	$(3,668)	$1,081

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

September 30, 2017 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$74	$—	$736	$—	$810
Interest-bearing	5	—	3,609	—	3,614
Interest-bearing — intercompany	1,495	—	558	(2,053)	—
Total cash and cash equivalents	1,574	—	4,903	(2,053)	4,424
Available-for-sale securities	—	—	23,099	—	23,099
Held-to-maturity securities	—	—	1,923	(84)	1,839
Loans held-for-sale, net	—	—	18	—	18
Finance receivables and loans, net
Finance receivables and loans, net	7,694	—	111,177	—	118,871
Intercompany loans to
Nonbank subsidiaries	788	—	394	(1,182)	—
Allowance for loan losses	(197)	—	(1,089)	—	(1,286)
Total finance receivables and loans, net	8,285	—	110,482	(1,182)	117,585
Investment in operating leases, net	23	—	8,908	—	8,931
Intercompany receivables from
Bank subsidiary	59	—	—	(59)	—
Nonbank subsidiaries	76	—	91	(167)	—
Investment in subsidiaries
Bank subsidiary	16,383	16,383	—	(32,766)	—
Nonbank subsidiaries	9,045	—	—	(9,045)	—
Premiums receivable and other insurance assets	—	—	2,085	(31)	2,054
Other assets	3,174	—	4,910	(2,021)	6,063
Total assets	$38,619	$16,383	$156,419	$(47,408)	$164,013
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$129	$—	$129
Interest-bearing	14	—	89,973	—	89,987
Interest-bearing — intercompany	—	—	1,495	(1,495)	—
Total deposit liabilities	14	—	91,597	(1,495)	90,116
Short-term borrowings	3,379	—	6,796	—	10,175
Long-term debt	19,969	—	25,153	—	45,122
Intercompany debt to
Bank subsidiary	84	—	—	(84)	—
Nonbank subsidiaries	952	—	788	(1,740)	—
Intercompany payables to
Nonbank subsidiaries	149	—	108	(257)	—
Interest payable	278	—	274	—	552
Unearned insurance premiums and service revenue	—	—	2,583	—	2,583
Accrued expenses and other liabilities	221	—	3,692	(2,021)	1,892
Total liabilities	25,046	—	130,991	(5,597)	150,440
Total equity	13,573	16,383	25,428	(41,811)	13,573
Total liabilities and equity	$38,619	$16,383	$156,419	$(47,408)	$164,013

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2016 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$720	$—	$827	$—	$1,547
Interest-bearing	100	—	4,287	—	4,387
Interest-bearing — intercompany	—	—	401	(401)	—
Total cash and cash equivalents	820	—	5,515	(401)	5,934
Trading securities	—	—	82	(82)	—
Available-for-sale securities	—	—	19,253	(327)	18,926
Held-to-maturity securities	—	—	839	—	839
Finance receivables and loans, net
Finance receivables and loans, net	4,705	—	114,239	—	118,944
Intercompany loans to
Bank subsidiary	1,125	—	—	(1,125)	—
Nonbank subsidiaries	1,779	—	626	(2,405)	—
Allowance for loan losses	(115)	—	(1,029)	—	(1,144)
Total finance receivables and loans, net	7,494	—	113,836	(3,530)	117,800
Investment in operating leases, net	42	—	11,428	—	11,470
Intercompany receivables from
Bank subsidiary	299	—	—	(299)	—
Nonbank subsidiaries	107	—	67	(174)	—
Investment in subsidiaries
Bank subsidiary	17,727	17,727	—	(35,454)	—
Nonbank subsidiaries	10,318	—	—	(10,318)	—
Premiums receivable and other insurance assets	—	—	1,936	(31)	1,905
Other assets	4,347	—	5,085	(2,578)	6,854
Total assets	$41,154	$17,727	$158,041	$(53,194)	$163,728
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$84	$—	$84
Interest-bearing	167	—	78,771	—	78,938
Total deposit liabilities	167	—	78,855	—	79,022
Short-term borrowings	3,622	—	9,051	—	12,673
Long-term debt	21,798	—	32,330	—	54,128
Intercompany debt to
Bank subsidiary	330	—	—	(330)	—
Nonbank subsidiaries	1,027	—	2,903	(3,930)	—
Intercompany payables to
Nonbank subsidiaries	153	—	351	(504)	—
Interest payable	253	—	98	—	351
Unearned insurance premiums and service revenue	—	—	2,500	—	2,500
Accrued expenses and other liabilities	487	—	3,911	(2,661)	1,737
Total liabilities	27,837	—	129,999	(7,425)	150,411
Total equity	13,317	17,727	28,042	(45,769)	13,317
Total liabilities and equity	$41,154	$17,727	$158,041	$(53,194)	$163,728

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$3,701	$2,900	$3,019	$(6,247)	$3,373
Investing activities
Purchases of available-for-sale securities	—	—	(9,022)	—	(9,022)
Proceeds from sales of available-for-sale securities	—	—	2,926	—	2,926
Proceeds from maturities and repayments of available-for-sale securities	—	—	2,002	—	2,002
Purchases of held-to-maturity securities	—	—	(709)	—	(709)
Proceeds from maturities and repayments of held-to-maturity securities	—	—	32	—	32
Net change in investment securities — intercompany	7	—	281	(288)	—
Purchases of finance receivables and loans held-for-investment	(35)	—	(3,090)	—	(3,125)
Proceeds from sales of finance receivables and loans originated as held-for-investment	96	—	1,227	—	1,323
Originations and repayments of finance receivables and loans held-for-investment and other, net	259	—	2,718	(1,956)	1,021
Net change in loans — intercompany	2,159	—	232	(2,391)	—
Purchases of operating lease assets	—	—	(2,844)	—	(2,844)
Disposals of operating lease assets	7	—	4,402	—	4,409
Capital contributions to subsidiaries	(1,200)	—	—	1,200	—
Returns of contributed capital	1,031	—	—	(1,031)	—
Net change in restricted cash	(19)	—	521	(5)	497
Net change in nonmarketable equity investments	—	—	(20)	—	(20)
Other, net	(25)	—	(43)	(91)	(159)
Net cash provided by (used in) investing activities	2,280	—	(1,387)	(4,562)	(3,669)
Financing activities
Net change in short-term borrowings — third party	(245)	—	(2,255)	—	(2,500)
Net (decrease) increase in deposits	(153)	—	12,698	(1,495)	11,050
Proceeds from issuance of long-term debt — third party	355	—	10,986	1,961	13,302
Repayments of long-term debt — third party	(4,125)	—	(18,251)	—	(22,376)
Net change in debt — intercompany	(366)	—	(2,166)	2,532	—
Repurchase of common stock	(563)	—	—	—	(563)
Dividends paid — third party	(130)	—	—	—	(130)
Dividends paid and returns of contributed capital — intercompany	—	(2,900)	(4,459)	7,359	—
Capital contributions from parent	—	—	1,200	(1,200)	—
Net cash used in financing activities	(5,227)	(2,900)	(2,247)	9,157	(1,217)
Effect of exchange-rate changes on cash and cash equivalents	—	—	3	—	3
Net increase (decrease) in cash and cash equivalents	754	—	(612)	(1,652)	(1,510)
Cash and cash equivalents at beginning of year	820	—	5,515	(401)	5,934
Cash and cash equivalents at September 30,	$1,574	$—	$4,903	$(2,053)	$4,424

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$709	$—	$3,782	$(902)	$3,589
Investing activities
Purchases of available-for-sale securities	—	—	(11,027)	—	(11,027)
Proceeds from sales of available-for-sale securities	—	—	8,546	—	8,546
Proceeds from maturities and repayments of available-for-sale securities	—	—	2,411	—	2,411
Purchases of held-to-maturity securities	—	—	(650)	—	(650)
Purchases of finance receivables and loans held-for-investment	—	—	(2,924)	—	(2,924)
Proceeds from sales of finance receivables and loans originated as held-for-investment	—	—	4,221	—	4,221
Originations and repayments of finance receivables and loans held-for-investment and other, net	934	—	(6,318)	—	(5,384)
Net change in loans — intercompany	1,788	—	(41)	(1,747)	—
Purchases of operating lease assets	—	—	(2,360)	—	(2,360)
Disposals of operating lease assets	16	—	4,615	—	4,631
Acquisitions, net of cash acquired	(309)	—	—	—	(309)
Capital contributions to subsidiaries	(3,112)	—	—	3,112	—
Returns of contributed capital	2,168	8	—	(2,176)	—
Net change in restricted cash	(136)	—	758		622
Net change in nonmarketable equity investments	—	—	(401)	—	(401)
Other, net	(156)	—	(103)	102	(157)
Net cash provided by (used in) investing activities	1,193	8	(3,273)	(709)	(2,781)
Financing activities
Net change in short-term borrowings — third party	72	—	(1,745)	—	(1,673)
Net (decrease) increase in deposits	(36)	—	9,276	—	9,240
Proceeds from issuance of long-term debt — third party	1,084	—	10,145	—	11,229
Repayments of long-term debt — third party	(2,279)	—	(18,479)	—	(20,758)
Net change in debt — intercompany	(30)	—	(1,788)	1,818	—
Redemption of preferred stock	(696)	—	—	—	(696)
Repurchase of common stock	(173)	—	—	—	(173)
Dividends paid — third party	(70)	—	—	—	(70)
Dividends paid and returns of contributed capital — intercompany	—	(8)	(2,968)	2,976	—
Capital contributions from parent	—	—	3,112	(3,112)	—
Net cash used in financing activities	(2,128)	(8)	(2,447)	1,682	(2,901)
Effect of exchange-rate changes on cash and cash equivalents	—	—	2	—	2
Net decrease in cash and cash equivalents	(226)	—	(1,936)	71	(2,091)
Cash and cash equivalents at beginning of year	1,635	—	5,595	(850)	6,380
Cash and cash equivalents at September 30,	$1,409	$—	$3,659	$(779)	$4,289
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
We accrue for a legal matter when a loss becomes probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment after consultation with counsel. No assurance exists that our accruals will not need to be adjusted in the future. When a probable or reasonably possible loss on a legal matter could be material to our

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

consolidated financial condition, results of operations, or cash flows, we provide disclosure in this note as prescribed by ASC 450, Contingencies.
The course and outcome of legal matters are inherently unpredictable. This is especially so when a matter is still in its early stages, the damages sought are indeterminate or unsupported, significant facts are unclear or disputed, novel questions of law or other meaningful legal uncertainties exist, a request to certify a proceeding as a class action is outstanding or granted, multiple parties are named, or regulatory or other governmental entities are involved. As a result, we often are unable to determine how or when threatened or pending legal matters will be resolved and what losses may be incurred. Actual losses may be higher or lower than any amounts accrued or estimated for those matters, possibly to a significant degree.
Descriptions of our material legal matters follow. We do not believe, however, that an estimate of reasonably possible losses or a range of reasonably possible losses—whether in excess of any related accrual or where no accrual exists—can be made for any of these matters for some or all of the reasons identified in the preceding paragraph.
Securities Litigation
In October 2016, a purported class action—Bucks County Employees Retirement Fund v. Ally Financial Inc. et al.—was filed in the Circuit Court for Wayne County in the State of Michigan (Case No. 16-013616-CZ). This matter was removed to the U.S. District Court for the Eastern District of Michigan on November 18, 2016. The complaint alleges material misstatements and omissions in connection with Ally’s initial public offering in April 2014, including a failure to adequately disclose the severity of rising subprime automotive loan delinquency rates, deficient underwriting measures employed in the origination of subprime automotive loans, and aggressive tactics used with low-income borrowers. The request for relief includes an indeterminate amount of damages, fees, and costs and other remedies. In January 2017, another purported class action—National Shopmen Pension Fund v. Ally Financial Inc. et al.—was filed in the Circuit Court for Oakland County in the State of Michigan (Case No. 2017-156719-CB). This matter was removed to the U.S. District Court for the Eastern District of Michigan on January 30, 2017. In March 2017, a third purported class action—James McIntire v. Ally Financial Inc. et al.—was filed in the Circuit Court for Wayne County in the State of Michigan (Case No. 17-003811-CZ). This matter was removed to the U.S. District Court for the Eastern District of Michigan on March 15, 2017. The allegations and requested relief in the National Shopmen Pension Fund and James McIntire complaints are substantially similar to those included in the complaint filed by Bucks County Employees Retirement Fund. All three matters were remanded from the U.S. District Court for the Eastern District of Michigan to the state circuit courts on May 26, 2017, and have been consolidated for discovery in Wayne County Circuit Court as In re Ally Financial, Inc. Securities Litigation (Case No. 16-013616-CB). We intend to vigorously defend against each of these actions.
Automotive Subprime Matters
In October 2014, we received a document request from the SEC in connection with its investigation related to subprime automotive finance and related securitization activities. Separately, in December 2014, we received a subpoena from the U.S. Department of Justice requesting similar information. In May 2015 and December 2016, we received information requests from the New York Department of Financial Services requesting similar information. We have cooperated with each of these agencies with respect to these matters.
Other Contingencies
Ally and its subsidiaries, including Ally Bank, are or may be subject to potential liability under various other contingent exposures, including indemnification, tax, self-insurance, and other miscellaneous contingencies. We accrue for a contingent exposure when a loss becomes probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment. No assurance exists that our accruals will not need to be adjusted in the future, and actual losses may be higher or lower than any amounts accrued or estimated for those exposures, possibly to a significant degree. On the basis of information currently available, we do not believe that these other contingent exposures will be material to our consolidated financial condition, results of operations, or cash flows. Refer to Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K for additional information related to our policy for establishing reserves for legal and regulatory matters.
26.    Subsequent Events
Declaration of Quarterly Dividend Payment
On October 10, 2017, the Ally Board of Directors declared a quarterly cash dividend payment of $0.12 per share on all common stock. The dividend is payable on November 15, 2017, to shareholders of record at the close of business on November 1, 2017.

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
The following table presents selected Condensed Consolidated Statement of Comprehensive Income and market price data.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data; shares in thousands)	2017	2016	2017	2016
Total financing revenue and other interest income	$2,088	$2,060	$6,226	$6,238
Total interest expense	735	656	2,117	1,955
Net depreciation expense on operating lease assets	272	408	982	1,352
Net financing revenue and other interest income	1,081	996	3,127	2,931
Total other revenue	381	388	1,165	1,138
Total net revenue	1,462	1,384	4,292	4,069
Provision for loan losses	314	258	854	650
Total noninterest expense	753	735	2,341	2,218
Income from continuing operations before income tax expense	395	391	1,097	1,201
Income tax expense from continuing operations	115	130	350	336
Net income from continuing operations	280	261	747	865
Income (loss) from discontinued operations, net of tax	2	(52)	1	(46)
Net income	$282	$209	$748	$819
Basic earnings per common share (a):
Net income from continuing operations	$0.62	$0.54	$1.63	$1.73
Net income	0.63	0.43	1.63	1.63
Weighted-average common shares outstanding	449,169	482,393	457,612	483,993
Diluted earnings per common share (a):
Net income from continuing operations	$0.62	$0.54	$1.63	$1.72
Net income	0.63	0.43	1.63	1.63
Weighted-average common shares outstanding	451,078	483,575	458,848	484,762
Market price per common share:
High closing	$24.26	$20.04	$24.26	$20.04
Low closing	20.79	15.73	18.22	14.90
Period-end closing	24.26	19.47	24.26	19.47
Cash dividends declared per common share	$0.12	$0.08	$0.28	$0.08
Period-end common shares outstanding	443,796	475,470	443,796	475,470

(a)	Includes shares related to share-based compensation that vested but were not yet issued for the three months and nine months ended September 30, 2017, and 2016.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents selected Condensed Consolidated Balance Sheet and ratio data.

	At and for the three months ended September 30,		At and for the nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Selected period-end balance sheet data:
Total assets	$164,013	$157,397	$164,013	$157,397
Total deposit liabilities	$90,116	$75,744	$90,116	$75,744
Long-term debt	$45,122	$56,836	$45,122	$56,836
Total equity	$13,573	$13,630	$13,573	$13,630
Financial ratios:
Return on average assets (a)	0.68%	0.53%	0.62%	0.70%
Return on average equity (a)	8.26%	6.08%	7.42%	8.01%
Equity to assets (a)	8.27%	8.75%	8.29%	8.72%
Common dividend payout ratio	19.05%	18.60%	17.18%	4.91%
Net interest spread (a) (b) (c)	2.59%	2.57%	2.57%	2.54%
Net yield on interest-earning assets (a) (c) (d)	2.74%	2.69%	2.70%	2.66%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)
Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.

(c)
Amounts for the three months and nine month ended September 30, 2016, were adjusted to include previously excluded equity investments and related income on equity investments. Refer to the section titled Statistical Table for additional information.

(d)	Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

As of January 1, 2015, Ally became subject to the rules implementing the 2010 Basel III capital framework in the United States (U.S. Basel III), which reflect new and higher capital requirements, capital buffers, and new regulatory capital definitions, deductions and adjustments. Certain aspects of U.S. Basel III, including the new capital buffers and regulatory capital deductions, are subject to a phase-in period through December 31, 2018. To assess our capital adequacy against the full impact of U.S. Basel III, we also present "fully phased-in" information that reflects regulatory capital rules that will take effect as of January 1, 2019. Refer to Note 18 to the Condensed Consolidated Financial Statements for further information. The following table presents selected regulatory capital data.

	September 30, 2017		September 30, 2016
($ in millions)	Transitional	Fully phased-in (a)	Transitional	Fully phased-in (a)
Common Equity Tier 1 capital ratio	9.72%	9.62%	9.53%	9.28%
Tier 1 capital ratio	11.46%	11.42%	11.13%	11.08%
Total capital ratio	13.19%	13.15%	12.80%	12.74%
Tier 1 leverage ratio (to adjusted quarterly average assets) (b)	9.51%	9.51%	9.73%	9.71%
Total equity	$13,573	$13,573	$13,630	$13,630
Goodwill and certain other intangibles	(278)	(287)	(273)	(295)
Deferred tax assets arising from net operating loss and tax credit carryforwards (c)	(328)	(410)	(400)	(667)
Other adjustments	208	208	(44)	(44)
Common Equity Tier 1 capital	13,175	13,084	12,913	12,624
Trust preferred securities	2,490	2,490	2,488	2,488
Deferred tax assets arising from net operating loss and tax credit carryforwards	(82)	—	(267)	—
Other adjustments	(44)	(44)	(47)	(47)
Tier 1 capital	15,539	15,530	15,087	15,065
Qualifying subordinated debt and other instruments qualifying as Tier 2	1,109	1,109	1,169	1,169
Qualifying allowance for credit losses and other adjustments	1,243	1,243	1,087	1,087
Total capital	$17,891	$17,882	$17,343	$17,321
Risk-weighted assets (d)	$135,603	$135,971	$135,522	$135,958

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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Overview
Ally Financial Inc. (together with its consolidated subsidiaries unless the context requires otherwise, Ally, the Company, or we, us, or our) is a leading digital financial services company and top 25 U.S. financial holding company (FHC) offering diversified financial products for consumers, businesses, automotive dealers, and corporate clients. Our legacy dates back to 1919, and Ally was redesigned in 2009 with a distinctive brand, innovative approach, and relentless focus on our customers. We reconverted to a Delaware corporation in 2009 and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956 as amended and an FHC under the Gramm-Leach-Bliley Act of 1999 as amended. We are one of the largest full service automotive finance operations in the country with a deep expertise in automotive lending and a complementary automotive-focused insurance business. Our wholly-owned banking subsidiary, Ally Bank, has received numerous industry awards for its services and capabilities and is one of the largest and most respected online banks, uniquely positioned for the observed shifting trends in consumer and commercial banking preferences for digital banking. We offer a variety of deposit and banking products including CDs, online savings, money market and checking accounts, IRA products, a cash back credit card, and mortgage lending offerings through Ally Home. We have recently integrated a growing digital wealth management and online brokerage platform to enable consumers to have a variety of options in managing their savings and wealth. Additionally, through our corporate finance business, we offer lending solutions to middle-market companies.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Segment results include cost of funds associated with product offerings. For products originated at Ally Bank, the cost of funds is more beneficial than products originated at other entities as Ally Bank is a deposit gathering organization, which helps fund assets at a lower cost. Ally Bank's assets and operating results are included within our Automotive Finance, Mortgage Finance, and Corporate Finance segments based on its underlying business activities. Noninterest costs associated with deposit gathering activities were $64 million and $195 million during the three months and nine months ended September 30, 2017, respectively, and $60 million and $185 million during the three months and nine months ended September 30, 2016, and are allocated to each segment based on their relative balance sheets.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2017	2016	Favorable/(unfavorable) % change	2017	2016	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,032	$1,007	2	$3,064	$2,986	3
Insurance	287	278	3	825	821	—
Mortgage Finance	34	25	36	101	71	42
Corporate Finance	44	34	29	154	101	52
Corporate and Other	65	40	63	148	90	64
Total	$1,462	$1,384	6	$4,292	$4,069	5
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$300	$319	(6)	$935	$1,082	(14)
Insurance	69	56	23	88	88	—
Mortgage Finance	2	8	(75)	18	19	(5)
Corporate Finance	22	15	47	82	40	105
Corporate and Other	2	(7)	129	(26)	(28)	7
Total	$395	$391	1	$1,097	$1,201	(9)

•
Our Dealer Financial Services is one of the largest full service automotive finance operations in the country and offers a wide range of financial services and insurance products to approximately 18,500 automotive dealerships and approximately 4.3 million of their customers. Dealer Financial Services consists of two separate reportable segments—Automotive Finance and Insurance operations.

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
The Growth channel was established to focus on developing dealer relationships beyond our existing relationships that primarily were developed through our role as a captive finance company historically for the General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler) brands, and was recently expanded to include our direct-to-consumer lending offering, and other online automotive retailers. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs. The success of the Growth channel has been a key enabler to converting our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have nearly 12,000 dealer relationships, of which over 10,500 are franchised dealers from brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda and others; RV dealers; and used vehicle only retailers, which have a national presence.
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide vehicle service contracts (VSCs), vehicle maintenance contracts (VMCs), guaranteed asset protection (GAP) products, and other ancillary products desired by consumers. We also underwrite select commercial insurance coverages, which primarily insure dealers' wholesale vehicle inventory. Ally Premier Protection is our

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

flagship vehicle service contract offering and provides coverage for new and used vehicles of virtually all makes and models. During the third quarter of 2017, we were awarded a long-term commitment to continue as the preferred VSC and protection plan provider for GM Canada.

•
Our Mortgage Finance operations primarily consist of the management of a held-for-investment consumer mortgage finance loan portfolio, which includes bulk purchases of high-quality jumbo and low-to-moderate income (LMI) mortgage loans originated by third parties. During the three months and nine months ended September 30, 2017, we purchased $1.2 billion and $2.3 billion of mortgage loans that were originated by third parties. In late 2016, we introduced our direct-to-consumer mortgage offering, named Ally Home, consisting of a variety of jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment partner. Under our current arrangement, conforming mortgages are originated as held-for-sale and sold, while jumbo mortgages are originated as held-for-investment. Servicing is performed by a third party and no mortgage servicing rights are created. In addition to our core product offerings through Ally Home, in March 2017, we broadened our product suite with the addition of the HomeReady® mortgage loan, a Fannie Mae product designed to serve creditworthy, low- to moderate-income borrowers.

•
Our Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle market companies. The Corporate Finance portfolio is almost entirely comprised of first lien, first out loans. Our primary focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, restructurings, and working capital. The portfolio is well-diversified across multiple industries including retail, manufacturing, distribution, service companies, and other specialty sectors including Technology Finance and Healthcare. Our Technology Finance vertical provides financing solutions to venture-backed, technology-based companies. The Healthcare vertical provides financing across the healthcare spectrum including services, pharmaceuticals, manufacturing, and medical devices and supplies. Additionally, in 2017 we launched a commercial real estate product focused on lending to skilled nursing facilities, senior housing, medical office buildings, and hospitals.

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
In addition, we are well positioned as the marketplace continues to evolve and are working to build on our existing foundation of approximately 5.6 million consumer automotive financing and primary deposit customers, strong brand, innovative culture, and leading digital platform to expand our products and services and to create an integrated customer experience. In 2016, we launched our first ever enterprise-wide campaign themed "Do It Right." The campaign introduces a broad audience to our full suite of digital financial services and emphasizes our relentless customer-centric focus and commitment to constantly create and reinvent our product offerings and digital experiences. Our product offerings and brand continue to gain traction in the marketplace, as demonstrated by industry recognition of our award-winning franchise and our strong retention rates of a loyal customer base within our online bank.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by line of business.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2017	2016	Favorable/(unfavorable) % change	2017	2016	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,088	$2,060	1	$6,226	$6,238	—
Total interest expense	735	656	(12)	2,117	1,955	(8)
Net depreciation expense on operating lease assets	272	408	33	982	1,352	27
Net financing revenue and other interest income	1,081	996	9	3,127	2,931	7
Other revenue
Insurance premiums and service revenue earned	252	238	6	720	704	2
Gain on mortgage and automotive loans, net	15	—	n/m	65	4	n/m
Loss on extinguishment of debt	(4)	—	n/m	(6)	(4)	(50)
Other gain on investments, net	23	52	(56)	73	145	(50)
Other income, net of losses	95	98	(3)	313	289	8
Total other revenue	381	388	(2)	1,165	1,138	2
Total net revenue	1,462	1,384	6	4,292	4,069	5
Provision for loan losses	314	258	(22)	854	650	(31)
Noninterest expense
Compensation and benefits expense	264	248	(6)	814	742	(10)
Insurance losses and loss adjustment expenses	65	69	6	278	287	3
Other operating expenses	424	418	(1)	1,249	1,189	(5)
Total noninterest expense	753	735	(2)	2,341	2,218	(6)
Income from continuing operations before income tax expense	395	391	1	1,097	1,201	(9)
Income tax expense from continuing operations	115	130	12	350	336	(4)
Net income from continuing operations	$280	$261	7	$747	$865	(14)
n/m = not meaningful
We earned net income from continuing operations of $280 million and $747 million for the three months and nine months ended September 30, 2017, respectively, compared to $261 million and $865 million for the three months and nine months ended September 30, 2016. The increase for the three months ended September 30, 2017, was primarily driven by higher net financing revenue across all lending operations resulting from continued focus on optimizing portfolio growth through originating across a broader credit spectrum within our Automotive Finance operations despite the runoff in the GM lease portfolio, growth within our Mortgage Finance and Corporate Finance operations, and higher interest and dividends from growth in our investment securities portfolio. Results were also favorably impacted by higher gains on the sale of automotive loans, higher insurance premiums earned coupled with lower weather-related insurance losses primarily due to the ceding of such losses subject to a reinsurance agreement we entered into in April 2017, and a decrease in income tax expense due to the realization of capital gains allowing for a partial release of valuation allowance. These favorable items were partially offset by higher provision expense primarily related to $53 million of incremental provision expense driven by estimated impacts from hurricanes, lower investment gains, and higher noninterest expense driven by incremental costs related to the growth of our consumer and commercial product offerings. During the nine months ended September 30, 2017, results were favorably impacted by higher net financing revenue due to increased income from our investment securities portfolio, loan growth and increased yields across our retail and commercial automotive, mortgage, and Corporate Finance lending portfolios, and higher gains on the sale of automotive loans. These items were more than offset by runoff in our GM operating lease portfolio, and higher provision expense related to our focus on originating across a broader credit spectrum with appropriate risk-adjusted returns, and $53 million of increased provision expense related to estimated impacts from hurricanes. The decline in net income from continuing operations for the nine months ended September 30, 2017, was also driven by lower investment gains, higher noninterest expense to support the growth of our consumer and commercial product offerings, and a nonrecurring tax benefit realized in the second quarter of 2016.
Net financing revenue and other interest income increased $85 million and $196 million for the three months and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. Income from our portfolio of investment securities and other

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

earning assets, including cash and cash equivalents, increased $64 million and $148 million for the three months and nine months ended September 30, 2017, respectively, due primarily to growth of investment securities balances as we continue to utilize this portfolio to manage liquidity and generate a stable source of income. Net financing revenue and other interest income from our Automotive Finance operations increased during both periods despite continued runoff of our GM lease portfolio. Retail automotive financing revenue continued to benefit from our efforts to reposition our origination profile to focus on capital optimization and risk-adjusted returns, as well as higher average retail asset levels resulting from asset growth and higher loan balances. Commercial automotive financing revenue also increased in both periods due to higher benchmark interest rates and an increase in average outstanding floorplan assets. Net financing revenue and other interest income within our Mortgage Finance operations was favorably impacted in both periods by increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans. Net financing revenue and other interest income within our Corporate Finance operations was favorably impacted in both periods by our strategy to responsibly grow assets and our product suite within existing verticals while selectively pursuing opportunities to broaden industry and product diversification. Total interest expense increased 12% and 8% for the three months and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. While we continue to shift borrowings toward more cost-effective deposit funding and to reduce our dependence on market-based funding through reductions in higher-cost secured and unsecured debt, interest expense increased as a result of higher interest on deposits resulting from deposit growth to support the business and due to higher market rates across funding sources.
Insurance premiums and service revenue earned increased $14 million and $16 million for the three months and nine months ended September 30, 2017, respectively, compared to the three months and nine months ended September 30, 2016, primarily due to higher vehicle inventory insurance rates, partially offset by ceding of premiums under a reinsurance agreement we entered into in April 2017.
Gain on mortgage and automotive loans increased $15 million and $61 million for the three months and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. During the three months and nine months ended September 30, 2017, we sold certain previously written-down retail automotive loans related to consumers in Chapter 13 bankruptcy where borrowers continue to make payments to proactively manage our overall credit exposure, asset levels, and capital utilization.
Other gain on investments was $23 million and $73 million for the three months and nine months ended September 30, 2017, respectively, compared to $52 million and $145 million for the same periods in 2016. The decreases were due primarily to higher levels of sales of investment securities in 2016 that did not recur in the current period.
Other income decreased $3 million and increased $24 million for the three months and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase for the nine months ended September 30, 2017, was primarily due to contributions from our Corporate Finance operations, which included an $11 million equity investment gain in the first quarter of 2017, and an increase in loan syndication income in the second quarter of 2017.
The provision for loan losses was $314 million and $854 million for the three months and nine months ended September 30, 2017, respectively, compared to $258 million and $650 million for the same periods in 2016. The increases in provision for loan losses were primarily driven by our consumer automotive portfolio, where we experienced higher net charge-offs as a result of our focus on originating across a broader credit spectrum by focusing on risk-adjusted returns. Provision expense increased due to estimated impacts of hurricane activity during the third quarter of 2017, resulting in an increase in provision expense of $53 million, which most notably impacted our retail automotive loan portfolio. Refer to the Risk Management section of this MD&A for further discussion.
Noninterest expense was $753 million and $2.3 billion for the three months and nine months ended September 30, 2017, respectively, compared to $735 million and $2.2 billion for the same periods in 2016. The increases were primarily driven by expenses related to the growth of our consumer and commercial products, including the addition and integration of Ally Invest and Clearlane, as well as the expansion of our direct-to-consumer mortgage offering as we continue to enhance our digital wealth management franchise, expand our product suite, and grow digital platforms for consumers and dealers. These increases were partially offset by lower insurance losses and loss adjustment expenses during the three months and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to the ceding of weather-related losses subject to a reinsurance agreement and lower VSC losses.
We recognized total income tax expense from continuing operations of $115 million and $350 million for the three months and nine months ended September 30, 2017, respectively, compared to $130 million and $336 million for the same periods in 2016. The decrease in income tax expense for the three months ended September 30, 2017, compared to the same period in 2016, was primarily driven by the realization of capital gains allowing for a partial release of valuation allowance. The increase in income tax expense for the nine months ended September 30, 2017, compared to the same period in 2016, was primarily driven by a nonrecurring tax benefit in the second quarter of 2016 due to a U.S. tax reserve release related to a prior-year federal return that reduced our liability for unrecognized tax benefits by $175 million. This benefit was partially offset by the establishment of a valuation allowance on capital loss carryforwards in the second quarter of 2016, and a decrease in pretax earnings. We continue to explore potential strategies to utilize foreign tax credits, which may result in a valuation allowance release within the next twelve months.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2017	2016	Favorable/(unfavorable) % change	2017	2016	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$987	$911	8	$2,873	$2,654	8
Commercial	341	267	28	970	781	24
Operating leases	434	649	(33)	1,465	2,119	(31)
Other interest income	2	3	(33)	5	8	(38)
Total financing revenue and other interest income	1,764	1,830	(4)	5,313	5,562	(4)
Interest expense	542	489	(11)	1,557	1,452	(7)
Net depreciation expense on operating lease assets	272	408	33	982	1,352	27
Net financing revenue and other interest income	950	933	2	2,774	2,758	1
Other revenue
Gain on automotive loans, net	14	—	n/m	73	10	n/m
Other income	68	74	(8)	217	218	—
Total other revenue	82	74	11	290	228	27
Total net revenue	1,032	1,007	2	3,064	2,986	3
Provision for loan losses	312	270	(16)	846	649	(30)
Noninterest expense
Compensation and benefits expense	124	119	(4)	378	363	(4)
Other operating expenses	296	299	1	905	892	(1)
Total noninterest expense	420	418	—	1,283	1,255	(2)
Income from continuing operations before income tax expense	$300	$319	(6)	$935	$1,082	(14)
Total assets	$112,141	$113,669	(1)	$112,141	$113,669	(1)
n/m = not meaningful
Components of net operating lease revenue, included in amounts above, were as follows.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2017	2016	Favorable/(unfavorable) % change	2017	2016	Favorable/(unfavorable) % change
Net operating lease revenue
Operating lease revenue	$434	$649	(33)	$1,465	$2,119	(31)
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains)	323	470	31	1,062	1,555	32
Remarketing gains	(51)	(62)	(18)	(80)	(203)	(61)
Net depreciation expense on operating lease assets	272	408	33	982	1,352	27
Total net operating lease revenue	$162	$241	(33)	$483	$767	(37)
Investment in operating leases, net	$8,931	$12,689	(30)	$8,931	$12,689	(30)

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Our Automotive Finance operations earned income from continuing operations before income tax expense of $300 million and $935 million for the three months and nine months ended September 30, 2017, respectively, compared to $319 million and $1.1 billion for the three months and nine months ended September 30, 2016. During the three months and nine months ended September 30, 2017, we continued to focus on repositioning our origination profile to focus on capital optimization and expanding risk-adjusted returns. As a result, we experienced higher consumer financing revenue primarily due to an increase in retail portfolio yields and assets, as well as higher commercial financing revenue primarily resulting from an increase in average outstanding dealer floorplan assets, and higher yields as a result of higher benchmark interest rates. Additionally, we realized increases in gains on the sale of automotive loans of $14 million and $63 million during the three months and nine months ended September 30, 2017, respectively. These favorable items were more than offset by a decrease in net operating lease revenue primarily resulting from the runoff of our GM lease portfolio for the three months and nine months ended September 30, 2017, compared to the same periods in 2016, as well as less favorable remarketing activity for the nine months ended September 30, 2017, compared to the same period in 2016, due to lower used vehicle prices and a decline in lease termination volume. We also experienced higher provision for loan losses primarily resulting from higher net charge-offs driven by the changing composition of our portfolio associated with our focus on originating across a more broad credit spectrum, consistent with our underwriting strategy, and retail asset growth, as well as estimated impacts resulting from hurricane activity during the three months ended September 30, 2017.
Consumer financing revenue increased $76 million and $219 million for the three months and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increases were primarily due to improved portfolio yields as a result of the execution of our continued focus on expanding risk-adjusted returns, as well as higher average retail asset levels resulting from asset growth.
Commercial financing revenue increased $74 million and $189 million for the three months and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increases were primarily due to higher yields resulting from higher benchmark interest rates and an increase in average outstanding floorplan assets resulting from higher average vehicle prices. The increases were also due to an increase in non-floorplan dealer loan balances.
We recognized gains from the sale of automotive loans of $14 million and $73 million for the three months and nine months ended September 30, 2017, respectively, compared to $0 million and $10 million for the same periods in 2016. During the three months and nine months ended September 30, 2017, we sold certain previously written-down retail automotive loans related to consumers in Chapter 13 bankruptcy where borrowers continue to make payments to proactively manage our overall credit exposure, asset levels, and capital utilization. A portion of the total gains on sale for the nine months ended September 30, 2017, was offset within Corporate and Other as a result of our FTP methodology.
Total net operating lease revenue decreased 33% and 37% for the three months and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to the runoff of our GM lease portfolio, as well as less favorable remarketing activity. We recognized remarketing gains of $51 million and $80 million for the three months and nine months September 30, 2017, respectively, compared to gains of $62 million and $203 million for the same periods in 2016. For the nine months ended September 30, 2017, compared to the same period in 2016, remarketing gains were down due to lower used vehicle prices and a decline in lease termination volume. During the three months ended September 30, 2017, compared to the same period in 2016, remarketing gains were down due to lower termination volume partially offset by a more favorable termination mix, which included fewer cars and more trucks and sport utility vehicles. Refer to the Lease Residual Risk Management section of this MD&A for further discussion.
The provision for loan losses was $312 million and $846 million for the three months and nine months ended September 30, 2017, respectively, compared to $270 million and $649 million for the same periods in 2016. The increase in provision for loan losses for the three months ended September 30, 2017, was primarily due to estimated impacts of Hurricanes Harvey and Irma, which increased provision expense in our consumer automotive portfolio by $48 million. Additionally, the increase in provision for loan losses for the nine months ended September 30, 2017, was primarily due to higher net charge-offs in our consumer automotive portfolio as a result of our focus on originating across a broader credit spectrum and retail asset growth. Refer to the Risk Management section of this MD&A for further discussion.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing
During the three months and nine months ended September 30, 2017, our average buy rate for retail originations increased 31 and 43 basis points, respectively, relative to the same periods in 2016. We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates (NAALR) at the time of origination, anticipated operating costs, and targeted return on equity. The increases in our average buy rate were primarily the result of an increase to interest rates and our strategy to increase our targeted return on equity and more focused deployment of shareholder capital. While we have seen an increase in provision expense and charge-offs in our consumer automotive loan portfolio over the past year in part due to deteriorating credit performance in our lower credit tiers, this increase was also a result of a deliberate shift in origination mix designed to achieve higher risk-adjusted returns. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.9 billion, or approximately 13.3% of our total consumer automotive loans at September 30, 2017, as compared to $9.1 billion, or approximately 13.8% of our total consumer automotive loans at December 31, 2016.
The following table presents retail loan originations by credit tier.

Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended September 30, 2017
S	$2.7	38	751
A	2.9	40	668
B	1.4	19	641
C	0.2	3	607
Total retail originations	$7.2	100	691
Three months ended September 30, 2016
S	$2.7	32	762
A	3.4	41	670
B	1.9	22	643
C	0.4	5	610
Total retail originations	$8.4	100	689
Nine months ended September 30, 2017
S	$7.7	34	758
A	9.5	42	666
B	4.6	20	640
C	0.8	4	608
Total retail originations	$22.6	100	689
Nine months ended September 30, 2016
S	$7.9	32	759
A	10.6	42	669
B	5.2	21	642
C	1.3	5	607
D	0.1	—	577
Total retail originations	$25.1	100	686

(a)
Represents Ally's internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; loan-to-value ratio; and payment-to-income ratio. We periodically update our underwriting scorecard which can have an impact on our credit tier scoring. We originated an insignificant amount of retail loans classified as Tier D during the three months and nine months ended September 30, 2017, and the three months ended September 30, 2016; and Tier E during both the three months and nine months ended September 30, 2017, and 2016.

Retail originations in Tier S represented 38% and 34% of originations during the three and nine months ended September 30, 2017, respectively, compared to 32% during both the three months and nine months ended September 30, 2016, while Tier C declined to 3% and 4% during the three months and nine months ended September 30, 2017, respectively, from 5% during the same periods in 2016.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
0–71	20%	18%	19%	18%
72–75	66	66	67	67
76 +	14	16	14	15
Total retail originations (a)	100%	100%	100%	100%

(a)	Excludes RV loans.
As we continue the execution of our targeted underwriting strategy to originate consumer automotive assets across a broad risk spectrum, retail originations with a term of 76 months or more represented 14% of total retail originations for both the three months and nine months ended September 30, 2017, compared to 16% and 15%, respectively, for the same periods in 2016. Substantially all of the loans originated with a term of 76 months or more during the three months and nine months ended September 30, 2017, and 2016, were considered to be prime and in credit tiers S, A, or B. We define prime retail automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.
The following table presents the percentage of total outstanding retail loans by origination year.

September 30,	2017	2016
Pre-2013	2%	6%
2013	4	8
2014	8	15
2015	22	35
2016	33	36
2017	31	—
Total	100%	100%
The 2017, 2016, and 2015 vintages comprise 86% of the overall retail portfolio as of September 30, 2017, and have higher average buy rates and expected losses than older vintages. The increases in average buy rate and expected loss were due to the execution of our targeted underwriting strategy to originate consumer automotive assets across a broad risk spectrum, and our continued focus on expanding risk-adjusted returns.
The following tables present the total retail loan and lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2017	2016	2017	2016
New retail standard	$3,537	$4,477	43	48
Used retail	3,640	3,759	45	40
Lease	922	986	11	11
New retail subvented	41	119	1	1
Total consumer automotive financing originations (a)	$8,140	$9,341	100	100

(a)
Includes Commercial Services Group (CSG) originations of $849 million and $877 million for the three months ended September 30, 2017, and 2016, respectively, and RV originations of $106 million and $133 million for the three months ended September 30, 2017, and 2016, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2017	2016	2017	2016
New retail standard	$10,667	$12,881	42	46
Used retail	11,856	11,875	46	43
Lease	2,961	2,690	12	10
New retail subvented	120	323	—	1
Total consumer automotive financing originations (a)	$25,604	$27,769	100	100

(a)
Includes Commercial Services Group (CSG) originations of $2.7 billion and $2.6 billion for the nine months ended September 30, 2017, and 2016, respectively, and RV originations of $367 million and $409 million for the nine months ended September 30, 2017, and 2016, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2017	2016	2017	2016
Growth	$3,270	$3,326	40	36
GM	2,609	3,275	32	35
Chrysler	2,261	2,740	28	29
Total consumer automotive financing originations	$8,140	$9,341	100	100

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2017	2016	2017	2016
Growth	$10,266	$10,127	40	36
GM	8,018	9,908	31	36
Chrysler	7,320	7,734	29	28
Total consumer automotive financing originations	$25,604	$27,769	100	100
During the three months and nine months ended September 30, 2017, total consumer originations decreased $1.2 billion and $2.2 billion, respectively, compared to the same periods in 2016. The decreases were due to lower volume from the GM and Chrysler channels and our continued focus on originations of volume levels across a more broad credit spectrum. The decrease in GM and Chrysler volume during the nine months ended September 30, 2017, was somewhat offset by higher volume in the Growth channel.
We have included origination metrics by loan term and FICO® Score within this MD&A. However, the proprietary way we evaluate risk is based on multiple inputs as described in the section titled Automotive Financing Volume — Acquisition and Underwriting within the MD&A included in our 2016 Annual Report on Form 10-K.
The following table presents the percentage of total retail loan and lease originations, in dollars, by FICO® Score.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
740 +	26%	25%	25%	23%
739–660	35	36	35	37
659–620	23	24	24	24
619–540	9	9	10	10
< 540	1	1	1	1
Unscored (a)	6	5	5	5
Total consumer automotive financing originations	100%	100%	100%	100%

(a)	Unscored are primarily CSG contracts with entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 10% of total consumer originations for both the three months ended September 30, 2017, and 2016, and 11% of total consumer originations for both the nine months ended September 30, 2017, and 2016. Consumer loans and leases with FICO® Scores of less than 540 continued to comprise only 1% of total originations for both the three months and nine months ended September 30, 2017. Nonprime applications that are not automatically declined by our proprietary credit-scoring models for risk reasons are manually reviewed and decisioned by an experienced underwriting team. The nonprime portfolio is

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

subject to more stringent underwriting criteria for certain loan attributes (e.g., payment-to-income, mileage, and maximum amount financed) and generally does not include any loans with a term of 76 months or more. For discussion of our credit risk management practices and performance, refer to the section titled Risk Management.
For discussion of manufacturer marketing incentives, refer to our Annual Report on Form 10-K for the year ended December 31, 2016, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Automotive Finance Operations.
Commercial Wholesale Financing Volume
The following table summarizes the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles.

	Average balance		Average balance
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
GM new vehicles	$17,528	$15,368	$17,658	$14,897
Chrysler new vehicles	8,112	9,025	8,692	9,076
Growth new vehicles	4,480	4,138	4,555	4,161
Used vehicles	3,874	3,903	3,996	3,874
Total commercial wholesale finance receivables	$33,994	$32,434	$34,901	$32,008
Commercial wholesale financing average volume increased $1.6 billion and $2.9 billion during the three months and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to higher dealer inventory levels and an increase in our mix of trucks and sport utility vehicles, which have higher average prices than cars. Dealer inventory levels are dependent on a number of factors including manufacturer production schedules and vehicle mix, sales incentives, and industry sales—all of which can influence future wholesale balances.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term loans and automotive fleet financing. Automotive dealer term loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate and/or other dealership assets, and are typically personally guaranteed by the individual owners of the dealership. Automotive dealer loans, inclusive of our commercial lease portfolio, increased $651 million and $592 million to an average of $5.9 billion and $5.8 billion for the three months and nine months ended September 30, 2017, respectively, compared to an average of $5.3 billion and $5.2 billion for the three months and nine months ended September 30, 2016. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. In 2016, we began offering collateralized financing to mid-market companies, corporations, and municipalities for the acquisition of transportation assets including tractors and trailers, among other things.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2017	2016	Favorable/(unfavorable) % change	2017	2016	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$252	$238	6	$720	$704	2
Investment income, net (a)	32	36	(11)	94	104	(10)
Other income	3	4	(25)	11	13	(15)
Total insurance premiums and other income	287	278	3	825	821	—
Expense
Insurance losses and loss adjustment expenses	65	69	6	278	287	3
Acquisition and underwriting expense
Compensation and benefits expense	17	16	(6)	54	51	(6)
Insurance commissions expense	106	99	(7)	309	290	(7)
Other expenses	30	38	21	96	105	9
Total acquisition and underwriting expense	153	153	—	459	446	(3)
Total expense	218	222	2	737	733	(1)
Income from continuing operations before income tax expense	$69	$56	23	$88	$88	—
Total assets	$7,432	$7,259	2	$7,432	$7,259	2
Insurance premiums and service revenue written	$272	$252	8	$732	$711	3
Combined ratio (b)	86.0%	92.5%		101.5%	103.2%

(a)
Includes realized gains on investments of $19 million and $55 million for the three months and nine months ended September 30, 2017, respectively, and $24 million and $67 million for the three months and nine months ended September 30, 2016; and interest expense of $13 million and $37 million for the three months and nine months ended September 30, 2017, respectively, and $12 million and $36 million for the three months and nine months ended September 30, 2016.

(b)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Our Insurance operations earned income from continuing operations before income tax expense of $69 million and $88 million for the three months and nine months ended September 30, 2017, respectively, compared to income of $56 million and $88 million for the three months and nine months ended September 30, 2016, respectively. The increase for the three months ended September 30, 2017, was primarily due to higher vehicle inventory insurance rates, and lower weather-related losses as a result of a reinsurance agreement entered into in April 2017, partially offset by lower investment income. Income for the nine months ended September 30, 2017, was relatively flat, compared to the same period in 2016. This was driven by lower weather-related losses as a result of the reinsurance agreement, and lower operating expenses slightly offset by lower realized investment income.
Insurance premiums and service revenue earned was $252 million and $720 million for the three months and nine months ended September 30, 2017, respectively, compared to $238 million and $704 million for the three months and nine months ended September 30, 2016. The increases for the three months and nine months ended September 30, 2017, were primarily due to higher vehicle inventory insurance rates, partially offset by ceding of premiums under a reinsurance agreement we entered into in April 2017.
Insurance losses and loss adjustment expenses totaled $65 million and $278 million for the three months and nine months ended September 30, 2017, respectively, compared to $69 million and $287 million for the same periods in 2016. The decreases for the three months and nine months ended September 30, 2017, were primarily due to the ceding of weather-related losses subject to a reinsurance agreement and lower VSC losses. The ceding of weather-related losses primarily drove the decrease in the combined ratio to 86.0% and 101.5% for the three months and nine months ended September 30, 2017, respectively, compared to 92.5% and 103.2% for the three months and nine months ended September 30, 2016.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes premium and service revenue written by insurance product.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Vehicle service contracts
New retail	$122	$124	$333	$332
Used retail	119	109	351	327
Reinsurance (a)	(53)	(50)	(153)	(139)
Total vehicle service contracts (b)	188	183	531	520
Vehicle inventory insurance	58	49	130	135
Other finance and insurance (c)	26	20	71	56
Total	$272	$252	$732	$711

(a)	Reinsurance represents the transfer of premiums and risk from an Ally insurance company to a third-party insurance company.

(b)	VSC revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern.

(c)	Other finance and insurance includes GAP coverage, excess wear and tear, and other ancillary products.
Insurance premiums and service revenue written was $272 million and $732 million for the three months and nine months ended September 30, 2017, respectively, compared to $252 million and $711 million for the same periods in 2016. The increase for the three months ended September 30, 2017, was primarily due to higher vehicle inventory insurance rates, and growth in our consumer finance protection and insurance products. The increase for the nine months ended September 30, 2017, was primarily due to higher VSC and GAP volume and higher vehicle inventory insurance rates, partially offset by the ceding of vehicle inventory insurance premiums under a reinsurance agreement.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	September 30, 2017	December 31, 2016
Cash
Noninterest-bearing cash	$262	$273
Interest-bearing cash	915	612
Total cash	1,177	885
Available-for-sale securities
Debt securities
U.S. Treasury	358	299
U.S. States and political subdivisions	772	744
Foreign government	157	162
Agency mortgage-backed residential	632	633
Mortgage-backed residential	184	227
Mortgage-backed commercial	40	39
Asset-backed	—	6
Corporate debt	1,291	1,443
Total debt securities	3,434	3,553
Equity securities	525	595
Total available-for-sale securities	3,959	4,148
Total cash and securities	$5,136	$5,033

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2017	2016	Favorable/(unfavorable) % change	2017	2016	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$78	$64	22	$221	$185	19
Interest expense	46	39	(18)	123	114	(8)
Net financing revenue and other interest income	32	25	28	98	71	38
Gain on mortgage loans, net	1	—	n/m	2	—	n/m
Other income, net of losses	1	—	n/m	1	—	n/m
Total other revenue	2	—	n/m	3	—	n/m
Total net revenue	34	25	36	101	71	42
Provision for loan losses	4	1	n/m	6	4	(50)
Noninterest expense
Compensation and benefits expense	6	4	(50)	16	10	(60)
Other operating expenses	22	12	(83)	61	38	(61)
Total noninterest expense	28	16	(75)	77	48	(60)
Income from continuing operations before income tax expense	$2	$8	(75)	$18	$19	(5)
Total assets	$9,804	$7,933	24	$9,804	$7,933	24
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $2 million and $18 million for the three months and nine months ended September 30, 2017, respectively, compared to $8 million and $19 million for the three months and nine months ended September 30, 2016. The decreases for the three months and nine months ended September 30, 2017, were primarily due to increases in noninterest expense driven by continued expansion of the direct-to-consumer offering and asset growth as well as higher provision for loan losses. This decrease was partially offset by an increase in net financing revenue and other interest income driven by increased portfolio loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans.
Net financing revenue and other interest income was $32 million and $98 million for the three months and nine months ended September 30, 2017, respectively, compared to $25 million and $71 million for the three months and nine months ended September 30, 2016. The increases in net financing revenue and other interest income were primarily due to increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans. During the three months and nine months ended September 30, 2017, we purchased $1.2 billion and $2.3 billion, respectively, of mortgage loans that were originated by third parties, compared to $467 million and $2.9 billion for the same periods in 2016.
Gain on sale of mortgage loans increased $1 million and $2 million for both the three months and nine months ended September 30, 2017, compared to the same periods in 2016, as a result of direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment partner.
The provision for loan losses increased $3 million and $2 million for the three months and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase for the three months and nine months ended September 30, 2017, were primarily due to estimated impacts of hurricane activity, which occurred during the three months ended September 30, 2017. The portfolio continues to demonstrate strong credit performance consistent with expectations.
Total noninterest expense was $28 million and $77 million for the three months and nine months ended September 30, 2017, respectively, compared to $16 million and $48 million for the three months and nine months ended September 30, 2016. The increases were driven by continued expansion of the direct-to-consumer offering and asset growth.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the net unpaid principal balance (UPB), net UPB as a percentage of total, weighted-average coupon (WAC), premium net of discounts, loan-to-value (LTV), and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
September 30, 2017
Adjustable-rate	$2,507	26	3.35%	$40	58.28%	774
Fixed-rate	7,045	74	4.04	168	62.21	771
Total	$9,552	100	3.86	$208	61.17	772
December 31, 2016
Adjustable-rate	$2,488	31	3.34%	$42	57.94%	773
Fixed-rate	5,633	69	4.02	131	60.47	772
Total	$8,121	100	3.81	$173	59.69	772

(a)	Represents UPB net of charge-offs.

(b)	Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.

(c)	Updated to reflect changes in credit score since loan origination.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2017	2016	Favorable/(unfavorable) % change	2017	2016	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$62	$48	29	$186	$138	35
Interest expense	23	18	(28)	65	51	(27)
Net financing revenue and other interest income	39	30	30	121	87	39
Total other revenue	5	4	25	33	14	136
Total net revenue	44	34	29	154	101	52
Provision for loan losses	3	3	—	15	12	(25)
Noninterest expense
Compensation and benefits expense	12	9	(33)	36	29	(24)
Other operating expenses	7	7	—	21	20	(5)
Total noninterest expense	19	16	(19)	57	49	(16)
Income from continuing operations before income tax expense	$22	$15	47	$82	$40	105
Total assets	$3,699	$3,232	14	$3,699	$3,232	14
Our Corporate Finance operations earned income from continuing operations before income tax expense of $22 million and $82 million for the three months and nine months ended September 30, 2017, respectively, compared to $15 million and $40 million for the same periods in 2016. The increases for the three months and nine months ended September 30, 2017, were driven by our strategy to responsibly grow assets and extend our product suite while selectively pursuing opportunities to broaden industry and product diversification. Results for the nine months ended September 30, 2017, were also favorably impacted by a gain on an equity investment in the first quarter of 2017, the full collection of funds related to a nonaccrual loan in the second quarter of 2017, and higher loan syndication income.
Net financing revenue and other interest income was $39 million and $121 million for the three months and nine months ended September 30, 2017, respectively, compared to $30 million and $87 million for the same periods in 2016. The increases were primarily due to asset growth across all business verticals, which resulted in a 16% increase in the gross carrying value of finance receivables and loans as of September 30, 2017, compared to September 30, 2016. Additionally, interest and fees on finance receivables and loans for the nine months ended September 30, 2017, was favorably impacted by the payoff of a nonaccrual loan exposure in the second quarter of 2017, which resulted in the recognition of $9 million of interest income.
Other revenue was $5 million and $33 million for the three months and nine months ended September 30, 2017, respectively, compared to $4 million and $14 million for the same periods in 2016. The increase for the nine months ended September 30, 2017, was primarily driven by an $11 million gain on the sale of an equity investment during the first quarter of 2017, and higher loan syndication income.
The provision for loan losses remained flat for the three months ended September 30, 2017, and increased $3 million for the nine months ended September 30, 2017, compared to the same periods in 2016. The increase for the nine months ended September 30, 2017, was primarily due to higher provision expense for individually impaired loans, compared to the same period in 2016.
Total noninterest expense was $19 million and $57 million for the three months and nine months ended September 30, 2017, respectively, compared to $16 million and $49 million for the same periods in 2016. The increases were primarily due to the addition of new business verticals resulting in higher expenses to support the growth of the business.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Credit Portfolio
The following table presents loans held-for-sale, the gross carrying value of finance receivables and loans outstanding, and unfunded commitments to lend of our Corporate Finance operations.

($ in millions)	September 30, 2017	December 31, 2016
Loans held-for-sale, net	$9	$—
Finance receivables and loans	3,703	3,180
Unfunded lending commitments (a)	1,601	1,483

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

	September 30, 2017	December 31, 2016
Industry
Services	28.5%	27.4%
Health services	14.5	12.0
Automotive and transportation	12.3	13.5
Wholesale	8.2	8.9
Machinery, equipment, and electronics	7.3	6.6
Other manufactured products	7.1	8.8
Chemicals and metals	6.4	5.8
Food and beverages	4.4	4.2
Retail trade	3.4	5.1
Paper, printing, and publishing	2.9	3.2
Other	5.0	4.5
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2017	2016	Favorable/(unfavorable) % change	2017	2016	Favorable/(unfavorable)% change
Net financing revenue and other interest income
Interest and dividends on investment securities and other earning assets	$131	$77	70	$361	$229	58
Finance revenue (a)	18	18	—	52	50	4
Interest on cash and cash equivalents	9	1	n/m	18	3	n/m
Other, net	(2)	(4)	50	(6)	(9)	33
Total financing revenue and other interest income	156	92	70	425	273	56
Interest expense
Original issue discount amortization (b)	23	21	(10)	66	57	(16)
Other interest expense (c)	88	77	(14)	269	245	(10)
Total interest expense	111	98	(13)	335	302	(11)
Net financing revenue and other interest income	45	(6)	n/m	90	(29)	n/m
Other revenue
Loss on mortgage and automotive loans, net	—	—	n/m	(10)	(6)	(67)
Loss on extinguishment of debt	(4)	—	n/m	(6)	(4)	(50)
Other gain on investments, net	4	28	(86)	18	78	(77)
Other income, net of losses	20	18	11	56	51	10
Total other revenue	20	46	(57)	58	119	(51)
Total net revenue	65	40	63	148	90	64
Provision for loan losses	(5)	(16)	(69)	(13)	(15)	(13)
Total noninterest expense (d)	68	63	(8)	187	133	(41)
Income (loss) from continuing operations before income tax expense	$2	$(7)	129	$(26)	$(28)	7
Total assets	$30,937	$25,304	22	$30,937	$25,304	22
n/m = not meaningful

(a)	Primarily related to financing revenue from our legacy mortgage portfolio and impacts related to hedging activities associated with our consumer automotive loan portfolio.

(b)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.

(d)
Includes reductions of $194 million and $606 million for the three months and nine months ended September 30, 2017, respectively, and $190 million and $578 million for the three months and nine months ended September 30, 2016, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining amortization of the original issue discount at September 30, 2017.

Year ended December 31, ($ in millions)	2017	2018	2019	2020	2021	2022 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$1,235	$1,135	$1,096	$1,057	$1,014	$—
Total amortization (b)	24	100	39	39	43	1,014	$1,259

(a)	The maximum annual scheduled amortization for any individual year is $153 million in 2030.

(b)	The amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other earned income from continuing operations before income tax expense of $2 million and incurred a loss of $26 million for the three months and nine months ended September 30, 2017, respectively, compared to losses of $7 million and $28 million for the three months and nine months ended September 30, 2016. The increase in income for the three months ended September 30, 2017, was primarily due to an increase in financing revenue and other interest income driven by an increase in interest and dividends on investment securities and other earning assets, partially offset by lower gains on sales of investment securities, lower provision benefit within our legacy mortgage portfolio, and higher interest expense from increased interest on deposits resulting from deposit growth and increased LIBOR rates on secured borrowings. The decrease in loss for the nine months ended September 30, 2017, was primarily due to an increase in financing revenue and other interest income driven by an increase in interest and dividends on investment securities and other earning assets. The decrease in loss was partially offset by an increase in noninterest expense driven by an increase in compensation and benefits to support the growth of the business, a decrease in gains on sales of investment securities, and an increase in interest expense driven by increased interest on deposits resulting from deposit growth and increased LIBOR rates on secured borrowings.
Financing revenue and other interest income was $156 million and $425 million for the three months and nine months ended September 30, 2017, respectively, compared to $92 million and $273 million for the three months and nine months ended September 30, 2016. The increases were primarily driven by increased interest and dividends from investment securities and other earning assets compared to the same periods in 2016, primarily as a result of growth in the size of the investment portfolio.
Interest expense was $111 million and $335 million for the three months and nine months ended September 30, 2017, respectively, compared to $98 million and $302 million for the three months and nine months ended September 30, 2016. Interest expense increased over the three months and nine months ended September 30, 2017, compared to the same period in 2016, driven primarily by increased interest on deposits resulting from deposit growth and increased LIBOR rates on secured borrowings. The increase was partially offset by a decrease in higher-cost unsecured debt borrowings as maturities are replaced with lower cost funding.
Other gain on investments was $4 million and $18 million for the three months and nine months ended September 30, 2017, respectively, compared to $28 million and $78 million for the three months and nine months ended September 30, 2016. The decreases were due primarily to higher levels of sales of investment securities in 2016 that did not recur in the current period.
Noninterest expense was $68 million and $187 million for the three months and nine months ended September 30, 2017, respectively, compared to $63 million and $133 million for the three months and nine months ended September 30, 2016. The increases were primarily due to increased expenses from the Ally Invest integration and operations included in our results subsequent to acquisition in the second quarter of 2016 and increased expenses to support the growth of the business.
Total assets were $30.9 billion as of September 30, 2017, compared to $25.3 billion as of September 30, 2016. The increase was primarily the result of growth of our available-for-sale and held-to-maturity securities portfolios. The increase was partially offset by the continued runoff of our legacy mortgage portfolio. At September 30, 2017, the gross carrying value of the legacy mortgage portfolio was $2.3 billion, compared to $2.9 billion at September 30, 2016.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	September 30, 2017	December 31, 2016
Cash
Noninterest-bearing cash	$525	$1,249
Interest-bearing cash	2,699	3,770
Total cash	3,224	5,019
Available-for-sale securities
Debt securities
U.S. Treasury	1,715	1,321
U.S. States and political subdivisions	79	38
Agency mortgage-backed residential	13,712	9,657
Mortgage-backed residential	2,126	1,870
Mortgage-backed commercial	469	498
Asset-backed	1,039	1,394
Total available-for-sale securities	19,140	14,778
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,767	789
Asset-backed retained notes	40	—
Total held-to-maturity securities	1,807	789
Total cash and securities	$24,171	$20,586
Ally Invest
On June 1, 2016, we acquired 100% of the equity of TradeKing, a digital wealth management company with an online broker-dealer, digital portfolio management platform, and educational content. In May 2017, we launched Ally Invest, our digital brokerage and wealth management offering that combines the platform we acquired from the acquisition of TradeKing with our award-winning online banking platform. The following table presents the trading days and average customer trades per day during each respective quarter and the number of funded accounts, total net customer assets, and total customer cash balances as of the end of each full quarter since acquisition for our online broker-dealer. Average customer trades per day has declined during the second and third quarters of 2017 due primarily to lower market volatility and seasonal trends. Additionally, funded accounts have increased since our acquisition of TradeKing as a result of a continued focus on marketing campaigns, while net customer assets have increased due to market appreciation and growth in funded accounts.

	3rd Quarter 2017	2nd Quarter 2017	1st Quarter 2017	4th Quarter 2016	3rd Quarter 2016
Trading days (a)	62.5	63	62	62.5	64
Average customer trades per day (in thousands)	15.5	16.5	19.1	17.5	17.1
Funded accounts (b) (in thousands)	255	250	251	244	240
Total net customer assets ($ in millions)	$5,204	$5,007	$4,987	$4,771	$4,678
Total customer cash balances ($ in millions)	$1,168	$1,154	$1,232	$1,253	$1,177

(a)	Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.

(b)	Represents open and funded brokerage accounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Risk Management
Managing the risk/reward trade-off is a fundamental component of operating our businesses. Our risk management program is overseen by the Ally Board of Directors (the Board), various risk committees, the executive leadership team, and our associates. The Risk Committee of the Board (RC), together with the Board, sets the risk appetite across our company while the risk committees, executive leadership team, and our associates identify and monitor current and emerging risks and ensure those risks are managed to be within our risk appetite. Ally's primary types of risk include credit, lease residual, market, operational, insurance/underwriting, business/strategic, reputation, and liquidity. For more information on our risk management process, refer to the Risk Management MD&A section of our 2016 Annual Report on Form 10-K.
Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	September 30, 2017	December 31, 2016
Finance receivables and loans
Automotive Finance	$103,082	$104,646
Mortgage Finance	9,760	8,294
Corporate Finance	3,703	3,180
Corporate and Other (a)	2,326	2,824
Total finance receivables and loans	118,871	118,944
Loans held-for-sale
Mortgage Finance (b)	9	—
Corporate Finance	9	—
Total loans held-for-sale	18	—
Total on-balance sheet loans	118,889	118,944
Off-balance sheet securitized loans
Automotive Finance (c)	2,293	2,392
Whole-loan sales
Automotive Finance (c)	1,655	3,164
Operating lease assets
Automotive Finance	8,931	11,470
Total loan and lease exposure	$131,768	$135,970
Serviced loans and leases
Automotive Finance	$115,630	$121,480
Mortgage Finance	9,769	8,294
Corporate Finance	3,467	2,991
Corporate and Other	2,255	2,757
Total serviced loans and leases	$131,121	$135,522

(a)	Includes $2.3 billion and $2.8 billion of consumer mortgage loans in our legacy mortgage portfolio at September 30, 2017, and December 31, 2016, respectively.

(b)	Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.

(c)	Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.
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
Since the end of 2014, we have experienced growth in our consumer retail automotive loan portfolio and a significant reduction in lease assets. This shift in our portfolio mix has contributed to an increase in provision expense for loan losses. Consumer lease residuals are not included in the allowance for loan losses as changes in the expected residual values on consumer leases are included in depreciation expense over the remaining life of the lease. Our risk to future fluctuations in used vehicle values is diminishing as our lease assets have declined materially and will continue to decline as the number of lease terminations continues to outpace lease originations. All leases are exposed to potential reductions in used vehicle values, while only those loans where we take possession of the vehicle are affected by potential

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

reductions in used vehicle values. Operating lease assets, net of accumulated depreciation, decreased $2.5 billion to $8.9 billion at September 30, 2017, from $11.5 billion at December 31, 2016.
Credit Risk Management
Credit risk is defined as the risk of loss arising from an obligor not meeting its contractual obligations to Ally. Therefore, credit risk is a major source of potential economic loss to Ally. Credit risk is monitored by several groups and functions throughout the organization, including enterprise and line of business committees and the risk management function. Together, they oversee credit decisioning, account servicing activities, and credit risk management processes, and monitor credit risk exposures to ensure they are managed in a safe-and-sound manner and are within our risk appetite. In addition, our Loan Review Group provides an independent assessment of the quality of our credit portfolios and credit risk management practices, and directly reports its findings to the RC and the Ally Financial Inc. General Auditor on a regular basis.
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
Another important aspect to managing credit risk involves the need to carefully monitor and manage the performance and pricing of our loan products to ensure that we generate appropriate risk-adjusted returns and are adequately compensated for the risk we are taking. When considering pricing, various granular risk-based factors are considered such as expected loss rates, loss volatility, anticipated operating costs, and targeted returns on equity. We carefully monitor credit losses and trends in credit losses in conjunction with pricing at contract inception. While we have seen an increase in provision expense and charge-offs in our consumer automotive loan portfolio over the past year in part due to deteriorating credit performance in our lower credit tiers, this increase was also a result of a deliberate shift in origination mix designed to achieve higher risk-adjusted returns. We continue to closely monitor our loan performance and profitability performance in light of forecasted economic conditions, and manage credit risk and expectations of losses in the portfolio.
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
Due to the high level of hurricane activity in the third quarter, we identified over half a million consumer automotive loan customers that resided in areas that may have been affected by hurricane activity. Within our loan and lease portfolios, hurricane activity most notably impacted our automotive finance borrowers in the states of Texas and Florida during the three months ended September 30, 2017. In response to these events, we placed a temporary moratorium on collection activities, including repossession, and have offered flexibility to borrowers through granting payment extensions that have generally ranged from 30 to 90 days. We continue to actively work with borrowers to assess and manage individual circumstances and to monitor and manage credit risk. We have also offered temporary assistance programs to impacted borrowers in our mortgage lending portfolio including special forbearances and a moratorium on certain fees and default activities. Additionally, in partnership with our dealer network, we took actions to ensure that vehicle inventory was moved to safer locations, which reduced exposure to loss from weather-related events.
Furthermore, we manage our counterparty credit exposure based on the risk profile of the counterparty. Within our policies we have established standards and requirements for managing counterparty risk exposures in a safe-and-sound manner. Counterparty credit risk is derived from multiple exposure types, including derivatives, securities trading, securities financing transactions, financial futures, cash balances (e.g., due from depository institutions, restricted accounts, and cash equivalents), and investment in debt securities. For more information on derivative counterparty credit risk, refer to Note 19 to the Condensed Consolidated Financial Statements.
We closely monitor macro-economic trends given the nature of our business and the potential impacts on our exposure to credit risk. During the three months and nine months ended September 30, 2017, the U.S. economy continued to modestly expand and consumer confidence remained strong. The labor market remained healthy during the period, with the unemployment rate falling to 4.2% as of September 30, 2017. Within the U.S. automotive market, new light vehicle sales have moderated from historic highs, and were down

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

modestly year over year at a Seasonally Adjusted Annual Rate of 17.1 million for the three months ended September 30, 2017. We continue to experience downward pressure on used vehicle values and expect that to continue throughout 2017.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans, and loans held-for-sale. At September 30, 2017, this primarily included $103.1 billion of automotive finance receivables and loans and $12.0 billion of consumer mortgage finance receivables and loans. Our Mortgage Finance operations consist of the management of our held-for-investment mortgage loan portfolio which includes bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties. In late 2016, we introduced direct-to-consumer mortgage originations consisting of jumbo mortgage loans that are originated as held-for-investment and conforming mortgage loans that are originated as held-for-sale.
The following table presents our total on-balance sheet consumer and commercial finance receivables and loans.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Consumer
Finance receivables and loans
Loans at gross carrying value	$79,092	$76,843	$661	$697	$—	$—
Loans held-for-sale	9	—	—	—	—	—
Total consumer loans (b)	79,101	76,843	661	697	—	—
Commercial
Finance receivables and loans
Loans at gross carrying value	39,779	42,101	146	122	—	—
Loans held-for-sale	9	—	—	—	—	—
Total commercial loans	39,788	42,101	146	122	—	—
Total on-balance sheet loans	$118,889	$118,944	$807	$819	$—	$—

(a)	Includes nonaccrual TDR loans of $274 million and $286 million at September 30, 2017, and December 31, 2016, respectively.

(b)
Includes outstanding CSG loans of $7.0 billion and $6.7 billion at September 30, 2017, and December 31, 2016, respectively, and RV loans of $1.8 billion and $1.7 billion at September 30, 2017, and December 31, 2016, respectively.

Total on-balance sheet loans outstanding at September 30, 2017, decreased $55 million to $118.9 billion from December 31, 2016, reflecting a decrease of $2,313 million in the commercial portfolio and an increase of $2,258 million in the consumer portfolio. The decrease in commercial on-balance sheet loans outstanding was primarily due to a reduction in the number of dealer relationships due to the competitive environment across the automotive lending market, as well as seasonality and lower dealer inventory levels. The increase in consumer on-balance sheet loans was primarily due to the execution of bulk loan purchases in our Mortgage Finance portfolio, and our consumer automotive loan originations which outpaced portfolio runoff.
Total TDRs outstanding at September 30, 2017, increased $52 million to $715 million from December 31, 2016. The increase was primarily driven by our retail automotive loan portfolio where we experienced a deliberate shift in our loan origination profile to achieve higher risk-adjusted returns, hurricane activity that occurred during the three months ended September 30, 2017, and overall loan portfolio growth, partially offset by sales of certain previously written-down retail automotive loans related to consumers in Chapter 13 bankruptcy. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information.
Total nonperforming loans at September 30, 2017, decreased $12 million to $807 million from December 31, 2016, reflecting a decrease of $36 million of consumer nonperforming loans and an increase of $24 million of commercial nonperforming loans. The decrease in total consumer nonperforming loans from December 31, 2016, was primarily due to the sale of certain consumer automotive loans in Chapter 13 bankruptcy status, partially offset by the changing composition of the portfolio due to our underwriting strategy to originate consumer automotive assets across a broad risk spectrum. The increase in total commercial nonperforming loans was primarily due to the downgrade of ten accounts within the commercial automotive portfolio. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K for additional information.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer and commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Consumer	$243	$213	1.2%	1.1%	$695	$544	1.2%	1.0%
Commercial	10	—	0.1	—	10	—	—	—
Total finance receivables and loans at gross carrying value	$253	$213	0.8	0.8	$705	$544	0.8	0.6

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Net charge-offs were $253 million and $705 million for the three months and nine months ended September 30, 2017, respectively, compared to $213 million and $544 million for the three months and nine months ended September 30, 2016. The increases during the three months and nine months ended September 30, 2017, were driven by the seasoning of recent vintages reflecting our underwriting strategy to originate consumer automotive assets across a broad risk spectrum and expand our risk-adjusted returns, as well as lower average sales proceeds on repossessed vehicles.
The following discussions titled Consumer Credit Portfolio and Commercial Credit Portfolio relate to consumer and commercial finance receivables and loans recorded at gross carrying value. Finance receivables and loans recorded at gross carrying value have an associated allowance for loan losses.
Consumer Credit Portfolio
During the three months and nine months ended September 30, 2017, the credit performance of the consumer portfolio reflected both our underwriting strategy to originate consumer automotive assets across a broad risk spectrum, including used, higher LTV, extended term, Growth channel, nonprime, and nonsubvented finance receivables and loans in order to generate a more profitable mix of business with appropriate risk-adjusted returns, as well as our bulk loan purchases and direct-to-consumer mortgage originations of high-quality jumbo and LMI mortgage loans. Within our consumer automotive portfolio, the performance in the lower credit tiers has deteriorated relative to initial expectations at the time of origination. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 13.3% of our total consumer automotive loans at September 30, 2017, compared to approximately 13.8% at December 31, 2016. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K.
The following table includes consumer finance receivables and loans recorded at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Consumer automotive (b) (c)	$67,077	$65,793	$573	$598	$—	$—
Consumer mortgage
Mortgage Finance	9,760	8,294	7	10	—	—
Mortgage — Legacy	2,255	2,756	81	89	—	—
Total consumer finance receivables and loans	$79,092	$76,843	$661	$697	$—	$—

(a)	Includes nonaccrual TDR loans of $199 million and $240 million at September 30, 2017, and December 31, 2016, respectively.

(b)
Includes $24 million and $43 million of fair value adjustment for loans in hedge accounting relationships at September 30, 2017, and December 31, 2016, respectively. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information.

(c)
Includes outstanding CSG loans of $7.0 billion and $6.7 billion at September 30, 2017, and December 31, 2016, respectively, and RV loans of $1.8 billion and $1.7 billion at September 30, 2017, and December 31, 2016, respectively.

Total consumer outstanding finance receivables and loans increased $2.2 billion at September 30, 2017, compared with December 31, 2016. The increase in the Mortgage Finance portfolio was primarily due to the execution of bulk loan purchases, partially offset by portfolio runoff. The increase in consumer automotive finance receivables and loans was primarily related to our loan originations which outpaced portfolio runoff. Additionally, the consumer automotive loan portfolio increased as a result of our election to not renew a retail automotive credit conduit facility during the second quarter of 2017 and the related purchase of approximately $521 million of retail automotive loans.
Total consumer nonperforming finance receivables and loans at September 30, 2017, decreased $36 million to $661 million from December 31, 2016, reflecting a decrease of $25 million of consumer automotive finance receivables and loans and a decrease of $11 million

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

of consumer mortgage nonperforming finance receivables and loans. The decrease in nonperforming consumer automotive finance receivables and loans was primarily due to the sale of certain consumer automotive loans in Chapter 13 bankruptcy status, partially offset by the changing composition of the portfolio due to our underwriting strategy to originate consumer automotive assets across a broad risk spectrum. The decrease in nonperforming consumer mortgage finance receivables and loans was primarily due to a strong macroeconomic environment. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.8% and 0.9% at September 30, 2017, and December 31, 2016, respectively.
Consumer automotive loans accruing and past due 30 days or more decreased $117 million to $2.0 billion at September 30, 2017, compared with December 31, 2016, primarily due to seasonal trends.
The following table includes consumer net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Consumer automotive	$242	$219	1.4%	1.4%	$692	$540	1.4%	1.1%
Consumer mortgage
Mortgage Finance	1	—	—	—	1	—	—	—
Mortgage — Legacy	—	(6)	—	(0.9)	2	4	0.1	0.1
Total consumer finance receivables and loans	$243	$213	1.2	1.1	$695	$544	1.2	1.0

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer finance receivables and loans were $243 million and $695 million for the three months and nine months ended September 30, 2017, respectively, compared to $213 million and $544 million for the three months and nine months ended September 30, 2016. The increases during the three months and nine months ended September 30, 2017, were driven by the seasoning of recent vintages reflecting our underwriting strategy to originate consumer automotive assets across a broad risk spectrum and expand our risk-adjusted returns, as well as lower average sales proceeds on repossessed vehicles. The increases were partially offset by our limited collection actions and extension program for borrowers within the hurricane-affected areas that likely delayed potential losses during the three months ended September 30, 2017.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Consumer automotive	$7,218	$8,355	$22,643	$25,079
Consumer mortgage (a)	87	—	131	7
Total consumer loan originations	$7,305	$8,355	$22,774	$25,086

(a)	Includes $49 million and $72 million of loans originated as held-for-sale for the three months and nine months ended September 30, 2017, respectively.
Total automotive-originated loans decreased $1.1 billion and $2.4 billion for the three months and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The decreases were primarily due to lower volume in the GM and Chrysler channels and our continued focus on selective originations based on improved risk-adjusted returns.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows the percentage of total consumer finance receivables and loans recorded at gross carrying value by state concentration. Total consumer automotive loans were $67.1 billion and $65.8 billion at September 30, 2017, and December 31, 2016, respectively. Total mortgage and home equity loans were $12.0 billion and $11.1 billion at September 30, 2017, and December 31, 2016, respectively.

	September 30, 2017 (a)		December 31, 2016
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
Texas	13.3%	6.8%	13.6%	6.6%
California	8.1	34.1	7.8	34.2
Florida	8.3	4.8	8.2	4.4
Pennsylvania	4.6	1.4	4.7	1.5
Illinois	4.2	3.3	4.3	3.4
Georgia	4.2	2.4	4.3	2.2
North Carolina	3.7	1.7	3.6	1.6
Ohio	3.5	0.4	3.5	0.5
New York	3.1	2.1	3.2	1.9
Missouri	2.9	1.0	2.8	1.2
Other United States	44.1	42.0	44.0	42.5
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at September 30, 2017.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in Texas and California, which represented an aggregate of 24.3% and 24.2% of our total outstanding consumer finance receivables and loans at September 30, 2017, and December 31, 2016, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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
Repossessed consumer automotive loan assets in our Automotive Finance operations at September 30, 2017, decreased $8 million to $127 million from December 31, 2016. Foreclosed mortgage assets at September 30, 2017, decreased $2 million to $11 million from December 31, 2016.
Commercial Credit Portfolio
During the three months and nine months ended September 30, 2017, the credit performance of the commercial portfolio remained strong, as nonperforming finance receivables and loans and net charge-offs realized remained relatively low. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes total commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Commercial and industrial
Automotive	$31,985	$35,041	$78	$33	$—	$—
Other (b)	3,774	3,248	61	84	—	—
Commercial real estate — Automotive	4,020	3,812	7	5	—	—
Total commercial finance receivables and loans	$39,779	$42,101	$146	$122	$—	$—

(a)	Includes nonaccrual TDR loans of $75 million and $46 million at September 30, 2017, and December 31, 2016, respectively.

(b)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding decreased $2.3 billion from December 31, 2016, to $39.8 billion at September 30, 2017. The decrease was primarily due to a reduction in the number of dealer relationships, due to the competitive environment across the automotive lending market, as well as seasonality and lower dealer inventory levels. This decrease was slightly offset by the ongoing demand for automotive dealer term loans and from growth in our Corporate Finance portfolio in line with our business strategy.
Total commercial nonperforming finance receivables and loans were $146 million at September 30, 2017, reflecting an increase of $24 million when compared to December 31, 2016. The increase was primarily due to the downgrade of ten accounts within the commercial automotive portfolio. This increase was partially offset by a decrease in the Corporate Finance portfolio primarily due to the payoff of one account and the recognition of a partial charge-off on one account that was restructured during the period. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans increased slightly to 0.4% at September 30, 2017, compared to 0.3% at December 31, 2016.
The following table includes total commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Commercial and industrial
Automotive	$1	$—	—%	—%	$1	$—	—%	—%
Other	9	—	1.0	—	9	—	0.3	—
Total commercial finance receivables and loans	$10	$—	0.1	—	$10	$—	—	—

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total commercial finance receivables and loans were $10 million for both the three months and nine months ended September 30, 2017, compared to no net charge-offs for the same periods in 2016. The increases in the three months and nine months ended September 30, 2017, were primarily driven by one account within the Corporate Finance portfolio that was restructured during the period, resulting in the recognition of a partial charge-off.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $4.0 billion and $3.8 billion at September 30, 2017, and December 31, 2016, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration. These finance receivables and loans are reported at gross carrying value.

	September 30, 2017	December 31, 2016
Texas	16.0%	16.1%
Florida	9.4	10.2
California	8.5	7.9
Michigan	7.6	7.6
New Jersey	3.8	4.2
Georgia	3.7	3.6
South Carolina	3.7	2.7
North Carolina	3.6	3.6
Pennsylvania	3.2	3.1
Missouri	2.5	2.5
Other United States	38.0	38.5
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures increased $95 million from December 31, 2016, to $2.8 billion at September 30, 2017. The increase was primarily due to the Corporate Finance portfolio and is in line with the overall growth in Corporate Finance loan balances.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration. These finance receivables and loans within our automotive and Corporate Finance portfolios are reported at gross carrying value.

	September 30, 2017	December 31, 2016
Industry
Automotive	75.5%	81.2%
Services	7.4	6.3
Health/Medical	3.8	2.3
Other	13.3	10.2
Total commercial criticized finance receivables and loans	100.0%	100.0%

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended September 30, 2017 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at July 1, 2017	$1,002	$83	$1,085	$140	$1,225
Charge-offs (a)	(327)	(7)	(334)	(10)	(344)
Recoveries	85	6	91	—	91
Net charge-offs	(242)	(1)	(243)	(10)	(253)
Provision for loan losses	314	—	314	—	314
Other	—	(1)	(1)	1	—
Allowance at September 30, 2017	$1,074	$81	$1,155	$131	$1,286
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2017 (b)	1.6%	0.7%	1.5%	0.3%	1.1%
Net charge-offs to average finance receivables and loans outstanding for the three months ended September 30, 2017	1.4%	—%	1.2%	0.1%	0.8%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2017 (b)	187.2%	93.0%	174.8%	89.7%	159.3%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2017	1.1	23.9	1.2	3.4	1.3

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

(b)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.

Three months ended September 30, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at July 1, 2016	$862	$109	$971	$118	$1,089
Charge-offs (a)	(293)	(10)	(303)	—	(303)
Recoveries	74	16	90	—	90
Net charge-offs	(219)	6	(213)	—	(213)
Provision for loan losses	269	(15)	254	4	258
Allowance at September 30, 2016	$912	$100	$1,012	$122	$1,134
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2016 (b)	1.4%	0.9%	1.3%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the three months ended September 30, 2016	1.4%	(0.2)%	1.1%	—%	0.8%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2016 (b)	168.2%	100.4%	157.6%	109.1%	150.4%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2016	1.0	(4.1)	1.2	n/m	1.3
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

(b)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2017 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2017	$932	$91	$1,023	$121	$1,144
Charge-offs (a)	(958)	(22)	(980)	(10)	(990)
Recoveries	266	19	285	—	285
Net charge-offs	(692)	(3)	(695)	(10)	(705)
Provision for loan losses	841	(6)	835	19	854
Other (b)	(7)	(1)	(8)	1	(7)
Allowance at September 30, 2017	$1,074	$81	$1,155	$131	$1,286
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2017 (c)	1.6%	0.7%	1.5%	0.3%	1.1%
Net charge-offs to average finance receivables and loans outstanding for the nine months ended September 30, 2017	1.4%	—%	1.2%	—%	0.8%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2017 (c)	187.2%	93.0%	174.8%	89.7%	159.3%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2017	1.2	18.8	1.2	9.9	1.4

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

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(c)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.

Nine months ended September 30, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2016	$834	$114	$948	$106	$1,054
Charge-offs (a)	(773)	(29)	(802)	(1)	(803)
Recoveries	233	25	258	1	259
Net charge-offs	(540)	(4)	(544)	—	(544)
Provision for loan losses	644	(10)	634	16	650
Other (b)	(26)	—	(26)	—	(26)
Allowance at September 30, 2016	$912	$100	$1,012	$122	$1,134
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2016 (c)	1.4%	0.9%	1.3%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the nine months ended September 30, 2016	1.1%	—%	1.0%	—%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2016 (c)	168.2%	100.4%	157.6%	109.1%	150.4%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2016	1.3	n/m	1.4	n/m	1.6
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
The allowance for consumer loan losses at September 30, 2017, increased $143 million compared to September 30, 2016. The increase was primarily driven by our consumer automotive portfolio and reflects the changing composition of our asset mix across a broader credit spectrum, consistent with our underwriting strategy, and higher consumer automotive loan balances. Additionally, we increased the allowance for loan losses by $53 million during the period due to estimated impacts of Hurricanes Harvey and Irma. We utilized a variety of available information to assess our ability to collect outstanding balances from affected customers. Our analysis included factors such as damage to loan collateral, customer insurance coverage and financial hardship, the effects of temporarily offering loan extensions to borrowers and suspending certain collection activities, as well as historical data, market data, and many other factors. We continue to closely monitor available information to evaluate our allowance for loan losses. This increase was partially offset by a decrease in the allowance for loan losses in our legacy mortgage portfolio as it continues to run off.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The allowance for commercial loan losses increased $9 million at September 30, 2017, compared to September 30, 2016. The increase was primarily driven by growth experienced in our Corporate Finance portfolio. There was no increase to the allowance for commercial loans during the quarter attributable to the impacts of Hurricanes Harvey and Irma primarily due to insurance coverage requirements maintained by our borrowers and due to proactive risk management activities taken in partnership with our dealer network to safeguard vehicle inventories.
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2017			2016
September 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$1,074	1.6%	83.5%	$912	1.4%	80.4%
Consumer mortgage
Mortgage Finance	16	0.2	1.2	19	0.2	1.7
Mortgage — Legacy	65	2.9	5.1	81	2.8	7.2
Total consumer mortgage	81	0.7	6.3	100	0.9	8.9
Total consumer loans	1,155	1.5	89.8	1,012	1.3	89.3
Commercial
Commercial and industrial
Automotive	36	0.1	2.8	33	0.1	2.9
Other	71	1.9	5.5	65	2.0	5.7
Commercial real estate — Automotive	24	0.6	1.9	24	0.6	2.1
Total commercial loans	131	0.3	10.2	122	0.3	10.7
Total allowance for loan losses	$1,286	1.1	100.0%	$1,134	1.0	100.0%
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2017	2016	2017	2016
Consumer
Consumer automotive	$314	$269	$841	$644
Consumer mortgage
Mortgage Finance	4	1	6	4
Mortgage — Legacy	(4)	(16)	(12)	(14)
Total consumer mortgage	—	(15)	(6)	(10)
Total consumer loans	314	254	835	634
Commercial
Commercial and industrial
Automotive	(1)	2	5	4
Other	2	3	14	11
Commercial real estate — Automotive	(1)	(1)	—	1
Total commercial loans	—	4	19	16
Total provision for loan losses	$314	$258	$854	$650
The provision for consumer loan losses increased $60 million and $201 million for the three months and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increases during the three months and nine months ended September 30, 2017, were primarily driven by our consumer automotive portfolio. The increase in provision for loan losses for the three months ended September 30, 2017, was primarily due to estimated impacts of Hurricanes Harvey and Irma, which increased provision expense of our consumer automotive portfolio by $48 million and increased provision expense in our consumer mortgage loan portfolio by $5

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

million. Additionally, the increase in provision for loan losses for the nine months ended September 30, 2017, was primarily due to higher net charge-offs in our consumer automotive portfolio as a result of our focus on originating across a broader credit spectrum and retail asset growth.
The provision for commercial loan losses decreased $4 million for the three months ended September 30, 2017, and increased $3 million for the nine months ended September 30, 2017. The decrease during the three months ended September 30, 2017, was primarily driven by specific reserve releases in the current period in our commercial automotive portfolio. The increase for the nine months ended September 30, 2017, was primarily due to higher provision expense for individually impaired loans within the Corporate Finance portfolio, compared to the same period in 2016.
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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Off-lease vehicles terminated (in units)	64,465	80,999	213,893	235,820
Average gain per vehicle ($ per unit)	$791	$767	$374	$860
Method of vehicle sales
Auction
Internet	57%	55%	56%	55%
Physical	11	14	13	13
Sale to dealer, lessee, and other	32	31	31	32
The number of off-lease vehicles remarketed during the three months and nine months ended September 30, 2017, decreased 20% and 9%, respectively, compared to the same periods in 2016. The residual risk associated with our operating lease portfolio should continue to decline as the number of lease terminations continues to outpace lease originations as a result of the runoff of our GM lease portfolio.
Average gain per vehicle increased for the three months ended September 30, 2017, compared to the same period in 2016, but decreased for the nine months ended September 30, 2017, compared to the same period in 2016. The increase for the three months ended September 30, 2017, was primarily due to a more favorable termination mix. The decrease for the nine months ended September 30, 2017, was primarily due to declining used vehicle values, which were more pronounced in the car market. We expect the mix of trucks and sport utility vehicles in our future lease terminations to continue to increase. For more information on our investment in operating leases, refer to Note 9 to the Condensed Consolidated Financial Statements, and Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.
Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of leased vehicles by type, based on volume of units.

September 30,	2017	2016
Sport utility vehicle	55%	51%
Truck	24	16
Car	21	33
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
Simulations are used to assess changes in net financing revenue in multiple interest rates scenarios relative to the baseline forecast. The changes in net financing revenue relative to the baseline are defined as the sensitivity. Our simulation incorporates contractual cash flows and repricing characteristics for all assets, liabilities and off-balance sheet exposures and incorporates the effects of changing interest rates on the prepayment and attrition rates of certain assets and liabilities. The analysis is highly dependent upon a variety of assumptions including the repricing characteristics of deposits with non-contractual maturities. Our simulation does not assume any specific future actions are taken to mitigate the impacts of changing interest rates. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next twelve months would increase by $19 million if interest rates remain unchanged.
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
Our twelve-month pretax net financing revenue sensitivity based on the market forward-curve was as follows.

	September 30, 2017		December 31, 2016
Change in interest rates ($ in millions)	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
-100 basis points	$12	$43	$(14)	$46
+100 basis points	(1)	(62)	(2)	(62)
+200 basis points	(50)	(261)	(19)	(153)

(a)	Gradual changes in interest rates are recognized over 12 months.
The implied forward rate curve has flattened since December 31, 2016, as short-end rates have increased and long-end rates have decreased. The impact of this change is reflected in our baseline net financing revenue projections. We remain moderately liability-sensitive as of September 30, 2017, in the upward interest rate shock scenarios as our simulation models assume liabilities will initially reprice faster than assets. Exposure in the +100 shock scenario is largely unchanged as of September 30, 2017, as positive impacts from changes in our funding mix and deposit repricing assumptions were offset by changes to our derivative hedging position that increased liability sensitivity during the period. The exposure in the +200 interest rate shock has increased largely as a result of our assumption that deposit pass-through levels increase with higher interest rates.
The exposure in the downward interest rate shock scenario continues to benefit net financing revenue as of September 30, 2017.
The future repricing behavior of retail deposit liabilities, particularly non-maturity deposits, remains a significant driver of interest rate sensitivity. Our upward interest rate shock scenarios assume a longer-term liquid products deposit beta of approximately 75%. We continue to believe our deposits may ultimately be less sensitive to interest rate changes, which would reduce our overall exposure to rising interest rate

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

shocks. Assuming a static retail deposit beta of 50% would result in a consolidated interest rate risk position that is asset-sensitive in the upward interest rate shock scenarios.
Our pro-forma rate sensitivity assuming a static 50% deposit pass-through based on the forward-curve was as follows.

	September 30, 2017		December 31, 2016
Change in interest rates ($ in millions)	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
+100 basis points	$51	$63	$50	$77
+200 basis points	90	73	88	119

(a)	Gradual changes in interest rates are recognized over 12 months.
Our current liability-sensitive risk position is influenced by the net impact of derivative hedging positions, which continue to generate positive financing revenue in the current interest rate environment. This position includes interest rate swaps designated as fair value hedges of certain fixed-rate assets and fixed-rate debt instruments, and pay-fixed interest rate swaps designated as cash flow hedges of certain floating-rate secured debt instruments. The size, maturity, and mix of our hedging activities changes frequently as we adjust our broader ALM objectives.

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
The Asset-Liability Committee (ALCO) is chaired by the Corporate Treasurer and is responsible for overseeing our liquidity, funding strategies and plans, contingency funding plans, and counterparty credit exposure arising from financial transactions. Corporate Treasury is responsible for managing our liquidity positions within prudent operating guidelines and targets approved by ALCO and the RC. As part of managing liquidity risk, we prepare periodic forecasts depicting anticipated funding needs and sources of funds with oversight and monitoring by the Liquidity Risk group within Corporate Treasury. Corporate Treasury executes our funding strategies and manages liquidity under baseline economic projections as well as more severely stressed macroeconomic environments.
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
Since becoming a BHC in December 2008, a significant portion of asset originations have been directed to Ally Bank in order to reduce parent company exposures and funding requirements, and to utilize our growing consumer deposit-taking capabilities. This has allowed us to use bank funding for a wider array of our automotive finance assets and to provide a sustainable long-term funding channel for the business, while also improving the cost of funds for the enterprise. On March 7, 2016, Ally Bank received approval from the FRB to become a state member bank. Ally Bank is now regulated by the FRB through the Federal Reserve Bank of Chicago, as well as the Utah Department of Financial Institutions. In addition, in connection with the application for membership in the Federal Reserve System, Ally Bank made commitments to the FRB relating to capital, liquidity, and business plan requirements. These commitments were consistent with the prior requirements under the now-terminated Capital and Liquidity Maintenance Agreement with the FDIC, including the requirement to maintain capital at a level such that Ally Bank’s Tier 1 leverage ratio was at least 15%.
On August 22, 2017, the FRB lifted the capital, liquidity, and business plan commitments that Ally Bank made in connection with its application for membership in the Federal Reserve System, including the commitment to maintain a Tier 1 leverage ratio of at least 15%. As a result of this development, during the three months ended September 30, 2017, Ally Bank paid a dividend of $2.9 billion to Ally Financial Inc., which was utilized to reduce less cost-efficient borrowings and further enhance our funding profile. We also anticipate an additional $400 million of dividends to be paid from Ally Bank to Ally Financial Inc. during the fourth quarter of 2017.
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

September 30, 2017 ($ in millions)
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$12,434
Liquid cash and equivalents	4,243
Committed funding facilities
Total capacity	14,675
Outstanding	9,530
Unused capacity (a)	5,145
Total available liquidity	$21,822

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

As of September 30, 2017, assuming a long-term capital markets stress, we expect that our available liquidity would allow us to continue to fund all planned loan originations and meet all of our financial obligations for more than 36 months, assuming no issuance of unsecured debt or term securitizations.
In addition, our Modified Liquidity Coverage Ratio exceeded 100% at September 30, 2017. Refer to Note 18 to the Condensed Consolidated Financial Statements and the section titled Regulation and Supervision in Part I, Item 1 of our 2016 Annual Report on Form 10-K for further discussion of our liquidity requirements.
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
The following table shows Ally Bank's number of accounts and our deposit balances by type as of the end of each quarter since 2016.

	3rd Quarter 2017	2nd Quarter 2017	1st Quarter 2017	4th Quarter 2016	3rd Quarter 2016	2nd Quarter 2016	1st Quarter 2016
Number of retail bank accounts (in thousands)	2,603	2,474	2,366	2,269	2,203	2,134	2,062
Deposits ($ in millions)
Retail	$74,928	$71,094	$69,971	$66,584	$63,880	$61,239	$58,977
Brokered (a)	15,045	14,937	14,327	12,187	11,570	11,269	10,979
Other (b)	143	152	188	251	294	294	309
Total deposits	$90,116	$86,183	$84,486	$79,022	$75,744	$72,802	$70,265

(a)
Brokered deposit balances include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.2 billion as of the end of each quarter in 2017, and $200 million as of December 31, 2016.

(b)	Other deposits include mortgage escrow, dealer, and other deposits.
During the first nine months of 2017, our deposit base grew $11.1 billion. The growth in total deposits has been primarily attributable to our retail deposit portfolio, particularly within savings and money market accounts. Strong retention rates and customer acquisition continue to drive growth in retail deposits. Our brokered deposit portfolio has also continued to grow, driven by the addition of Ally Invest customer cash and an increase in brokered certificates of deposit. Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
Secured Financings
In addition to building a larger deposit base, secured funding continues to be a significant source of financing. Securitization has proven to be a reliable and cost-effective funding source, and we continue to remain active in the well-established securitization markets to finance our automotive loan products. During the first nine months of 2017, we raised $5.8 billion through the completion of term securitization

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

transactions backed by retail automotive loans and dealer floorplan automotive assets, which includes $1.1 billion through the completion of one off-balance sheet securitization transaction backed by retail automotive loans. Additionally, for retail automotive loans and lease notes, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset, creating an effective tool for managing interest rate and liquidity risk.
We manage secured funding execution risk by maintaining a diverse investor base and available committed credit facility capacity. We have access to private committed funding facilities, the largest of which is a syndicated credit facility of sixteen lenders secured by automotive receivables. This facility can fund automotive retail and dealer floorplan loans, as well as leases. During March 2016, this facility was renewed with $11.0 billion of capacity and the maturity was extended to March 2018. During the nine months ended September 30, 2017, we reduced the capacity of this facility to $9.5 billion. Refer to the section below titled Recent Funding Developments for further information regarding this facility. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At September 30, 2017, there was $5.6 billion outstanding under this facility. Our ability to access the unused capacity in the secured facility depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges.
The total capacity in our committed secured funding facilities is provided by banks through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At September 30, 2017, all of our $14.7 billion of secured committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of September 30, 2017, we had $2.6 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. In addition to our syndicated revolving credit facility, we also maintain various bilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets.
We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage and commercial real estate automotive finance receivables and loans. As of September 30, 2017, we had pledged $21.4 billion of assets and investment securities to the FHLB resulting in $16.0 billion in total funding capacity with $14.0 billion of debt outstanding.
Unsecured Financings
We obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.4 billion at September 30, 2017. We also have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed-maturity dates and floating-rate notes. There were $431 million of retail term notes outstanding at September 30, 2017. The remainder of our unsecured debt is composed of institutional term debt. Refer to Note 14 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
In December 2016, we closed a private unsecured committed funding facility under which we had access to a term facility with a commitment of $850 million, and a revolving facility with a commitment of $400 million. In the third quarter of 2017, we extinguished the corresponding debt and terminated these facilities in order to improve our funding profile through the utilization of more cost-efficient funding.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The financial instruments sold in repurchase agreements include U.S. government and federal agency obligations, and certificated residual interests related to asset-backed securitizations. As of September 30, 2017, we had $1.2 billion debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day to day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We have assets pledged and restricted as collateral to the FRB totaling $2.3 billion. We had no debt outstanding with the FRB as of September 30, 2017.
Recent Funding Developments
During the first nine months of 2017, we accessed the public and private markets to execute secured funding transactions, whole-loan sales, unsecured funding transactions, and funding facility renewals totaling $11.2 billion. Key funding highlights from January 1, 2017, to date were as follows:

•	We closed, renewed, increased, and/or extended $5.2 billion in U.S. secured credit facilities during the nine months ended September 30, 2017.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

•
We continued to access the public and private term asset-backed securitization markets raising $5.8 billion during the nine months ended September 30, 2017. In the first nine months of 2017, we raised approximately $4.4 billion through securitizations backed by retail automotive loans, which includes $3.3 billion raised through on-balance sheet public securitizations and $1.1 billion raised through an off-balance sheet public securitization. We also raised $1.4 billion through public securitizations backed by dealer floorplan automotive assets.

•	In October 2017, we reduced the capacity of our largest private committed funding facility by $1.5 billion to $8.0 billion.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	September 30, 2017		December 31, 2016
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Secured financings	$34,687	24	$43,140	30
Institutional term debt and unsecured bank funding	16,526	11	19,276	13
Retail debt programs (a)	3,810	3	4,070	3
Total debt (b)	55,023	38	66,486	46
Deposits	90,116	62	79,022	54
Total on-balance sheet funding	$145,139	100	$145,508	100

(a)	Includes $431 million and $448 million of retail term notes at September 30, 2017, and December 31, 2016, respectively.

(b)	Excludes fair value adjustment as described in Note 19 to the Condensed Consolidated Financial Statements.
Refer to Note 14 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at September 30, 2017.
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
Net cash provided by operating activities was $3.4 billion for the nine months ended September 30, 2017, compared to $3.6 billion for the same period in 2016. Activity was largely consistent year-over-year, as cash flows from our consumer and commercial lending activities offset declines in our leasing business.
Net cash used in investing activities was $3.7 billion for the nine months ended September 30, 2017, compared to $2.8 billion for the same period in 2016. The change was the result of an increase in net cash outflows from purchases, sales, maturities, and repayments of available-for-sale securities of $4.0 billion. Also contributing to the change was a decrease in net cash inflows from operating lease activity of $0.7 billion. This was partially offset by a decrease in net cash outflows from purchases, sales, originations and repayments of finance receivables and loans of $3.3 billion, and a decrease of $0.4 billion in net cash used by nonmarketable equity investments due primarily to the purchase of FRB stock in 2016 as a requirement of Ally Bank’s membership in the Federal Reserve System. Additionally, net cash outflows due to acquisitions decreased by $0.3 billion as a result of acquisitions in 2016 that did not recur in the current period.
Net cash used in financing activities for the nine months ended September 30, 2017, was $1.2 billion, compared to $2.9 billion for the nine months ended September 30, 2016. The reduction in net cash used in financing activities was primarily attributable to an increase in cash flows associated with deposits of approximately $1.8 billion, and the nonrecurring net cash outflow of $0.7 billion related to the repurchase and redemption of Series A preferred stock in 2016. This was partially offset by a $0.8 billion increase in cash outflows due to a larger decline in short-term borrowings during the nine months ended September 30, 2017, compared to the same period in 2016, driven by a reduction in FHLB borrowings.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

As part of the 2017 Comprehensive Capital Analysis and Review (CCAR) process, on April 5, 2017, we submitted our 2017 capital plan and stress test results to the FRB. On June 23, 2017, we publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On June 28, 2017, we received a non-objection to our capital plan from the FRB, including the proposed capital actions contained in our submission. The capital actions included a 50% increase in the quarterly cash dividend on common stock from $0.08 per share to $0.12 per share, and a 9% increase in our share repurchase program, which has been authorized by the Ally Board of Directors, permitting us to repurchase up to $760 million of our common stock from time to time from the third quarter of 2017 through the second quarter of 2018. In addition, we submitted to the FRB the results of our company-run mid-cycle stress test conducted under multiple macroeconomic scenarios and disclosed the results of this stress test under the most severe scenario on October 5, 2017, in accordance with regulatory requirements.
The following table presents information related to our common shares for each quarter since the commencement of our common share repurchase programs and initiation of a quarterly cash dividend on common stock.

($ in millions, except per share data; shares in thousands)	3rd quarter 2017	2nd quarter 2017	1st quarter 2017	4th quarter 2016	3rd quarter 2016
Common shares repurchased during period (a)
Approximate dollar value	$190	$204	$169	$167	$159
Number of shares	8,507	10,485	8,097	8,745	8,298
Number of common shares outstanding
Beginning of period	452,292	462,193	467,000	475,470	483,753
End of period	443,796	452,292	462,193	467,000	475,470
Cash dividends declared per common share (b)	$0.12	$0.08	$0.08	$0.08	$0.08

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On October 10, 2017, the Ally Board of Directors declared a quarterly cash dividend payment of $0.12 per share on all common stock, payable on November 15, 2017. Refer to Note 26 to the Condensed Consolidated Financial Statements for further information regarding this common share dividend.

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

Rating agency	Short-term	Senior unsecured debt	Outlook	Date of last action
Fitch	B	BB+	Positive	September 8, 2017 (a)
Moody’s	Not Prime	Ba3	Stable	October 20, 2015 (b)
S&P	B	BB+	Stable	October 16, 2017 (c)
DBRS	R-3	BBB (Low)	Stable	May 3, 2017 (d)

(a)	Fitch affirmed our senior unsecured debt rating of BB+, affirmed our short-term rating of B, and changed the outlook from Stable to Positive on September 8, 2017.

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

(c)	Standard & Poor's affirmed our senior unsecured debt rating of BB+, affirmed our short-term rating of B, and maintained a Stable outlook on October 16, 2017.

(d)	DBRS affirmed our senior unsecured debt rating of BBB (Low), affirmed our short-term rating of R-3, and maintained a Stable outlook on all ratings on May 3, 2017.
Insurance Financial Strength Ratings
Substantially all of our Insurance operations have a Financial Strength Rating (FSR) and an Issuer Credit Rating (ICR) from the A.M. Best Company. The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to policyholders. Lower ratings generally result in fewer opportunities to write business, as insureds, particularly large commercial insureds, and insurance companies purchasing reinsurance have guidelines requiring high FSR ratings. On August 16, 2017, A.M. Best affirmed the FSR of B++ (good) and affirmed the ICR of bbb+.
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

	2017			2016			Increase (decrease) due to
Three months ended September 30, ($ in millions)	Average balance (a)	Interest income/Interest expense	Yield/rate	Average balance (a)	Interest income/Interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$3,148	$11	1.39%	$2,530	$3	0.47%	$1	$7	$8
Investment securities (b)	24,197	150	2.46	18,139	101	2.22	34	15	49
Loans held-for-sale, net	6	—	—	1	—	—	—	—	—
Finance receivables and loans, net (c) (d)	119,051	1,486	4.95	113,294	1,307	4.59	66	113	179
Investment in operating leases, net (e)	9,320	162	6.90	13,232	241	7.25	(71)	(8)	(79)
Other earning assets	914	7	3.04	—	—	—	7	—	7
Total interest-earning assets	156,636	1,816	4.60	147,196	1,652	4.46			164
Noninterest-bearing cash and cash equivalents	720			1,369
Other assets	7,740			8,764
Allowance for loan losses	(1,226)			(1,103)
Total assets	$163,870			$156,226
Liabilities
Interest-bearing deposit liabilities	$88,115	$285	1.28%	$74,166	$212	1.14%	$40	$33	$73
Short-term borrowings	9,137	34	1.48	5,194	14	1.07	11	9	20
Long-term debt (d)	47,965	416	3.44	58,425	430	2.93	(77)	63	(14)
Total interest-bearing liabilities	145,217	735	2.01	137,785	656	1.89			79
Noninterest-bearing deposit liabilities	106			97
Total funding sources	145,323	735	2.01	137,882	656	1.89
Other liabilities	5,001			4,674
Total liabilities	150,324			142,556
Total equity	13,546			13,670
Total liabilities and equity	$163,870			$156,226
Net financing revenue and other interest income		$1,081			$996				$85
Net interest spread (f)			2.59%			2.57%
Net yield on interest-earning assets (g)			2.74%			2.69%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Amounts for the three months ended September 30, 2016, were adjusted to include previously excluded equity investments with an average balance of $589 million and related dividend income on equity investments of $4 million. Yields on available-for-sale debt securities are based on fair value as opposed to amortized cost. Yields on held-to-maturity securities are based on amortized cost.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.

(d)	Includes the effects of derivative financial instruments designated as hedges.

(e)
Includes gains on sale of $51 million and $62 million for the three months ended September 30, 2017, and 2016, respectively. Excluding these gains on sale, the annualized yield would be 4.73% and 5.38% at September 30, 2017, and 2016, respectively.

(f)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(g)	Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2017			2016			Increase (decrease) due to
Nine months ended September 30, ($ in millions)	Average balance (a)	Interest income/Interest expense	Yield/rate	Average balance (a)	Interest income/Interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$2,837	$23	1.08%	$2,700	$10	0.49%	$1	$12	$13
Federal funds sold and securities purchased under resale agreements	—	—	—	1	—	—	—	—	—
Investment securities (b)	22,327	415	2.49	17,977	302	2.24	73	40	113
Loans held-for-sale, net	3	—	—	12	—	—	—	—	—
Finance receivables and loans, net (c) (d)	118,757	4,301	4.84	112,332	3,807	4.53	218	276	494
Investment in operating leases, net (e)	10,114	483	6.38	14,412	767	7.11	(229)	(55)	(284)
Other earning assets	859	22	3.42	—	—	—	15	7	22
Total interest-earning assets	154,897	5,244	4.53	147,434	4,886	4.43			358
Noninterest-bearing cash and cash equivalents	1,013			1,515
Other assets	7,827			8,816
Allowance for loan losses	(1,181)			(1,084)
Total assets	$162,556			$156,681
Liabilities
Interest-bearing deposit liabilities	$85,403	$766	1.20%	$71,286	$608	1.14%	$120	$38	$158
Short-term borrowings	8,798	94	1.43	5,445	39	0.96	24	31	55
Long-term debt (d)	50,395	1,257	3.33	61,318	1,308	2.85	(233)	182	(51)
Total interest-bearing liabilities	144,596	2,117	1.96	138,049	1,955	1.89			162
Noninterest-bearing deposit liabilities	98			94
Total funding sources	144,694	2,117	1.96	138,143	1,955	1.89
Other liabilities	4,385			4,873
Total liabilities	149,079			143,016
Total equity	13,477			13,665
Total liabilities and equity	$162,556			$156,681
Net financing revenue and other interest income		$3,127			$2,931				$196
Net interest spread (f)			2.57%			2.54%
Net yield on interest-earning assets (g)			2.70%			2.66%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Amounts for the nine months ended September 30, 2016, were adjusted to include previously excluded equity investments with an average balance of $652 million and related dividend income on equity investments of $13 million. Yields on available-for-sale debt securities are based on fair value as opposed to amortized cost. Yields on held-to-maturity securities are based on amortized cost.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.

(d)	Includes the effects of derivative financial instruments designated as hedges.

(e)
Includes gains on sale of $80 million and $203 million for the nine months ended September 30, 2017, and 2016, respectively. Excluding these gains on sale, the annualized yield would be 5.33% and 5.23% at September 30, 2017, and 2016, respectively.

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended September 30, 2017.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended September 30, 2017.

Three months ended September 30, 2017	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
July 2017	2,580	$21.43	2,580	$705
August 2017	3,196	22.56	3,196	633
September 2017	2,731	22.88	2,731	570
Total	8,507	22.32	8,507

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)	Excludes brokerage commissions.

(c)
On June 28, 2017, we announced a common stock repurchase program of up to $760 million. The program commenced in the third quarter of 2017 and will expire on June 30, 2018. Refer to Note 18 to the Condensed Consolidated Financial Statements for a discussion of our 2017 capital plan.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Ally Financial Inc. • Form 10-Q

Item 6.    Exhibits
The exhibits listed on the following index of exhibits are filed as a part of this report.

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

101
The following information from our Form 10-Q for the quarterly period ended September 30, 2017, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).
Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of October, 2017.

Ally Financial Inc. (Registrant)

/S/ CHRISTOPHER A. HALMY
Christopher A. Halmy Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller