Form 10-K
period 2017-12-31
Ally Financial Inc.
filed 2018-02-21
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 or
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
	(Do not check if a smaller reporting)		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s common stock (Common Stock) held on June 30, 2017 by non-affiliated entities was approximately $9.5 billion (based on the June 30, 2017 closing price of Common Stock of $20.90 per share as reported on the New York Stock Exchange).
At February 16, 2018, the number of shares outstanding of the Registrant’s common stock was 434,771,498 shares.
Documents incorporated by reference: portions of the Registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 8, 2018, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13, and 14 of Part III.

INDEX
Ally Financial Inc. • Form 10-K

Part I
Ally Financial Inc. • Form 10-K

Item 1.    Business
Our Business
Ally Financial Inc. (together with its consolidated subsidiaries unless the context requires otherwise, Ally, the Company, or we, us, or our) is a leading digital financial services company and top 25 U.S. financial holding company (FHC) with $167.1 billion in assets as of December 31, 2017, offering diversified financial products and services for consumers, businesses, automotive dealers, and corporate clients. Ally operates with a distinctive brand, an innovative approach, and a relentless focus on our customers. We are a Delaware corporation and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956 as amended (BHC Act) and an FHC under the Gramm-Leach-Bliley Act of 1999 as amended (GLB Act). We are one of the largest full service automotive finance operations in the country with a legacy that dates back to 1919, a deep expertise in automotive lending, and a complementary automotive-focused insurance business. Our wholly-owned banking subsidiary, Ally Bank, with total assets of $137.4 billion and deposits of $93.2 billion at December 31, 2017, has received numerous industry awards for its services and capabilities and is one of the largest and most respected online banks, uniquely positioned for the observed shifting trends in consumer banking preferences for digital banking. We offer mortgage lending services and a variety of deposit and other banking products, including CDs, online savings, money market and checking accounts, and IRA products. We also promote a cash back credit card. We have recently integrated a growing digital wealth management and online brokerage platform to enable consumers to have a variety of options in managing their savings and wealth. Additionally, through our corporate finance business, we primarily offer senior secured leveraged cash flow and asset-based loans to middle-market companies.
Our primary lines of business are Dealer Financial Services, which comprises our Automotive Finance and Insurance operations, Mortgage Finance, and Corporate Finance. Corporate and Other primarily consists of centralized corporate treasury activities, the management of our legacy mortgage portfolio, the activity related to Ally Invest—our digital wealth management and online brokerage platform—and reclassifications and eliminations between the reportable operating segments.
At December 31, 2017, 82% of Ally’s total assets resided within Ally Bank. Over the past year, we have strengthened and simplified our organizational structure by establishing Ally Bank as the primary business entity of Ally. Additionally, during the third quarter of 2017, banking agencies lifted certain commitments that Ally Bank had made in connection with its application for membership in the Federal Reserve System, including the commitment to maintain a Tier 1 leverage ratio of at least 15%. As a result of these actions, the increased utilization of Ally’s leading digital bank is expected to be a fundamental driver of financial performance, an improved funding profile, and operational efficiency. Ally Bank’s assets and operating results are included within our Automotive Finance, Mortgage Finance, and Corporate Finance segments, as well as Corporate and Other, based on its underlying business activities.
Our strategic focus is centered around maintaining a leading, respected, and growing brand, gaining scale with an expanded consumer product offering, and further growing and diversifying our corporate finance and other commercial lending portfolios. Within our Automotive Finance and Insurance operations, we are focused on strengthening our network of dealer relationships and pursuing digital distribution channels for our products and services, including partnerships with direct lending institutions and digital automotive distributors—all while maintaining an appropriate level of risk. This includes extending our leading position in automotive finance in the United States by continuing to provide automotive dealers and their retail customers with premium service, a comprehensive product suite, consistent funding, and competitive pricing—reflecting our commitment to the automotive industry. Within our other banking operations—including Mortgage Finance and Corporate Finance—we seek to prudently expand our consumer and commercial banking products and services while providing a high level of customer service. Through our digital product offerings, we continue to focus on delivering significant and sustainable growth in deposit customers and balances while optimizing our cost of funds. At Ally Invest, we look to augment our securities brokerage and investment advisory services to more comprehensively assist our customers in managing their savings and wealth.
We continue to invest in enhancing the customer experience with integrated features across product lines on our digital platform. We also continue to build on our existing foundation of approximately 5.7 million consumer automotive financing and primary deposit customers, strong brand, and innovative culture. Upon launching our first ever enterprise-wide campaign themed “Do It Right,” we introduced a broad audience to our full suite of digital financial services, which emphasizes our relentless customer-centric focus and commitment to constantly create and reinvent our product offerings and digital experiences to meet the needs of consumers. Our product offerings and brand continue to gain traction in the marketplace, as demonstrated by industry recognition of our award-winning direct online bank and strong retention rates of our customer base.
Our use of the term “loans” describes all of the products associated with our direct and indirect lending activities. The specific products include loans, retail installment sales contracts, lines of credit, leases, and other financing products. The term “lend” or “originate” refers to our direct origination of loans or our purchase or acquisition of loans.
For further details and information related to our business segments and the products and services they provide, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in Part II, Item 7 of this report, and Note 27 to the Consolidated Financial Statements.
Industry and Competition
The markets for automotive financing, insurance, banking (including corporate finance and mortgage finance), and brokerage are highly competitive. We directly compete in the automotive financing market with banks, credit unions, captive automotive finance companies, and independent finance companies. Our insurance business also faces significant competition from automotive manufacturers, captive

Ally Financial Inc. • Form 10-K

automotive finance companies, insurance carriers, third-party administrators, brokers, and other insurance-related companies. Some of these competitors in automotive financing and insurance, such as captive automotive finance companies, have certain exclusivity privileges with automotive manufacturers whose customers and dealers compose a significant portion of our customer base. In addition, our banking and brokerage businesses face intense competition from banks, savings associations, finance companies, credit unions, mutual funds, investment advisers, asset managers, brokerage firms, hedge funds, insurance companies, mortgage-banking companies, and credit card companies. Financial-technology (fintech) companies also have been partnering more often with financial services providers to compete against us in lending and other markets. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures, substantially lower costs of capital, and much less reliance on securitization, unsecured debt, and other capital markets. Our competitors may be subject to different and, in some cases, less stringent legislative, regulatory, or supervisory regimes than we are. A range of competitors differ from us in their strategic and tactical priorities and, for example, may be willing to suffer meaningful financial losses in the pursuit of disruptive innovation or to accept more aggressive business, compliance, and other risks in the pursuit of higher returns. Competition affects every aspect of our business, including product and service offerings, rates, pricing and fees, and customer service. Successfully competing in our markets also depends on our ability to innovate, to invest in technology and infrastructure, to maintain and enhance our reputation, and to attract, retain, and motivate talented employees, all the while effectively managing expenses. We expect that competition will only intensify in the future.
Regulation and Supervision
We are subject to significant regulatory frameworks in the United States—at federal, state, and local levels—that affect the products and services that we may offer and the manner in which we may offer them, the risks that we may take, the ways in which we may operate, and the corporate and financial actions that we may take.
We are also subject to direct supervision and periodic examinations by various government agencies and industry self-regulatory organizations that are charged with overseeing the kinds of business activities in which we engage, including the Board of Governors of the Federal Reserve System (FRB), the Utah Department of Financial Institutions (UDFI), the Federal Deposit Insurance Corporation (FDIC), the Consumer Financial Protection Bureau (CFPB), the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority (FINRA), and a number of state regulatory and licensing authorities such as the New York Department of Financial Services (NYDFS). These agencies and organizations generally have broad authority and discretion in restricting or otherwise affecting our businesses and operations and may take formal or informal enforcement actions against us when, in the applicable agency’s or organization’s judgment, our businesses or operations fail to comply with applicable law, comport with safe and sound practices, or meet its supervisory expectations.
This system of regulation, supervision, and examination is intended primarily for the protection and benefit of our depositors and other customers, the FDIC’s Deposit Insurance Fund (DIF), the banking and financial systems as a whole, and the broader economy—and not for the protection or benefit of our stockholders or non-deposit creditors. The scope, intensity, and focus of this system can vary from time to time for reasons that range from the state of the economic and political environments to the performance of our businesses and operations, but for the foreseeable future, we expect to remain subject to extensive regulation, supervision, and examinations.
This section summarizes some relevant provisions of the principal statutes, regulations, and other laws that apply to us. The descriptions, however, are not complete and are qualified in their entirety by the full text and judicial or administrative interpretations of those laws and other laws that affect us.
Bank Holding Company, Financial Holding Company, and Depository Institution Status
Ally and IB Finance Holding Company, LLC (IB Finance) are BHCs under the BHC Act. Ally is also an FHC under the GLB Act. IB Finance is a direct subsidiary of Ally and the direct holding company for Ally Bank, which is a commercial bank that is organized under the laws of the State of Utah and whose deposits are insured by the FDIC under the Federal Deposit Insurance Act (FDI Act). As BHCs, Ally and IB Finance are subject to regulation, supervision, and examination by the FRB. Ally Bank is a member of the Federal Reserve System and is subject to regulation, supervision, and examination by the FRB and the UDFI.

•
Permitted Activities — Under the BHC Act, BHCs and their subsidiaries are generally limited to the business of banking and to closely related activities that are incident to banking. The GLB Act amended the BHC Act and provided a regulatory framework applicable to FHCs, which are BHCs that meet certain qualifications and elect FHC status. FHCs, directly or indirectly through their subsidiaries, are generally permitted to engage in a broader range of financial and related activities than those that are permissible for BHCs—for example, (1) underwriting, dealing in, and making a market in securities; (2) providing financial, investment, or economic advisory services; (3) underwriting insurance; and (4) merchant banking activities. The FRB regulates, supervises, and examines FHCs, as it does all BHCs, but insurance and securities activities conducted by an FHC or its nonbank subsidiaries are also regulated, supervised, and examined by functional regulators such as state insurance commissioners, the SEC, or FINRA. Ally’s status as an FHC allows us to provide insurance products and services, operate our SmartAuction vehicle remarketing services for third parties, and offer a range of brokerage services. To remain eligible to conduct these broader financial and related activities, Ally and Ally Bank must remain “well-capitalized” and “well-managed” as defined under applicable law. Refer to Note 21 to the Consolidated Financial Statements and the section below titled Basel Capital Frameworks for additional information. In addition, our ability to expand these financial and related activities or make acquisitions generally requires that we achieve a satisfactory or better rating under the Community Reinvestment Act (CRA). Further, under the BHC Act, Ally generally may not directly or indirectly acquire control of more than 5% of any class of voting securities of any unaffiliated bank or BHC without first obtaining FRB approval.

Ally Financial Inc. • Form 10-K

•
Enhanced Prudential Standards — Ally is subject to the enhanced prudential standards that have been established by the FRB for BHCs with total consolidated assets of $50 billion or more as required or authorized under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). Among other things, the enhanced prudential standards require Ally to maintain a buffer of unencumbered highly liquid assets to meet projected net cash outflows for 30 days over the range of liquidity stress scenarios used in internal stress tests and to comply with a number of risk management and governance requirements, including liquidity risk management standards. The enhanced prudential standards also compel Ally to engage in capital planning, stress testing, and resolution planning, all of which are further described later in this section. The FRB has reproposed but not yet finalized a rule that would subject Ally to single-counterparty credit limits and is still developing a reproposed rule that would subject Ally to an early-remediation framework. Further, under the Dodd-Frank Act, the FRB remains empowered to adopt additional enhanced prudential standards that in its judgment are appropriate, including limits on short-term debt. All the while, Congress continues to formally and informally deliberate on legislative proposals that could alter the scope or applicability of the enhanced prudential standards to Ally.

•
Liquidity Coverage Ratio Requirements — The FRB and other U.S. banking agencies have adopted a liquidity coverage ratio (LCR) that is consistent with international standards developed by the Basel Committee on Banking Supervision (Basel Committee). The LCR complements the enhanced prudential standards for managing liquidity risk and establishes a minimum quantitative ratio of high-quality liquid assets to total net cash outflows over a prospective 30 calendar-day period, applicable to BHCs with $250 billion or more in total consolidated assets or $10 billion or more in foreign exposures. Ally is subject to a modified and less stringent version of the LCR that applies to BHCs with $50 billion or more but less than $250 billion in total consolidated assets and less than $10 billion of foreign exposures. Ally is required to calculate its LCR on a monthly basis and, beginning in 2017, became subject to a minimum LCR of 100%. In addition, beginning October 1, 2018, Ally will be required to comply with LCR public disclosure obligations—as prescribed by the FRB—which include quantitative information about its LCR calculation and a qualitative discussion of the factors that have a significant effect on its LCR.

•
Capital Adequacy Requirements — Ally and Ally Bank are subject to various capital adequacy requirements. Refer to Note 21 to the Consolidated Financial Statements and the section below titled Basel Capital Frameworks for additional information.

•
Capital Planning and Stress Tests — The FRB has adopted capital planning and stress testing requirements for large and noncomplex BHCs with total consolidated assets between $50 billion and $250 billion and total nonbank assets of less than $75 billion. As part of these enhanced prudential standards, Ally is subject to supervisory and company-run stress tests and must submit a proposed capital plan to the FRB annually in connection with its Comprehensive Capital Analysis and Review (CCAR) process. The proposed capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on Ally’s capital. The proposed capital plan must also include a discussion of how Ally, under expected and stressful conditions, will maintain capital commensurate with its risks and above the minimum regulatory capital ratios and serve as a source of strength to Ally Bank. The FRB will either object to Ally’s proposed capital plan, in whole or in part, or provide a notice of non-objection. If the FRB objects to the proposed capital plan, or if certain material events occur after approval of the plan, Ally must submit a revised capital plan within 30 days.

Ally received a non-objection to its 2017 capital plan. Ally expects to submit its 2018 capital plan by April 5, 2018, with a response expected from the FRB by June 30, 2018.
In the CCAR process, the FRB’s quantitative assessment of Ally’s proposed capital plan is based on the results of Ally’s company-run stress tests and the FRB’s estimate of Ally’s post-stress capital ratios under the supervisory stress tests. Pursuant to the Dodd-Frank Act, the FRB requires Ally to conduct semi-annual (annual and mid-cycle) company-run stress tests under baseline, adverse, and severely adverse economic scenarios over a nine-quarter planning horizon. For the 2017 stress testing cycle, Ally submitted the results of its semi-annual stress tests to the FRB in April and October 2017. Ally expects to submit its 2018 company-run stress tests by April 5, 2018, and October 5, 2018.
In January 2017, the FRB amended the capital planning and stress testing rules, effective for the 2017 cycle and beyond. As a result of this amendment, the FRB may no longer object to the capital plan of a large and noncomplex BHC, like Ally, on the basis of qualitative deficiencies in its capital planning process. Instead, the qualitative assessment of Ally’s capital planning process is now conducted outside of CCAR through the supervisory review process. The amendment also decreased the de minimis threshold for the amount of capital that Ally could distribute to stockholders outside of an approved capital plan without seeking prior approval of the FRB, and modified Ally’s reporting requirements to reduce unnecessary burdens.
The FRB publishes summary quantitative results of the supervisory stress tests of each large and noncomplex BHC, like Ally, ordinarily in June in connection with the culmination of the CCAR process. Additionally, we publicly disclose summary results of each company-run stress test under the severely adverse economic scenario in accordance with regulatory requirements. In 2017, we disclosed the summary results of our annual stress test on June 23, 2017, and the summary results of our mid-cycle stress test on October 5, 2017.

Ally Financial Inc. • Form 10-K

•
Resolution Planning — As a BHC with total consolidated assets of $50 billion or more, Ally is required to submit annually to the FRB and the FDIC a plan (commonly known as a living will) for the rapid and orderly resolution of Ally and its significant legal entities under the U.S. Bankruptcy Code and other applicable insolvency laws in the event of future material financial distress or failure. If the FRB and the FDIC jointly determine that the resolution plan is not credible and the deficiencies are not adequately remedied in a timely manner, they may jointly impose on us more stringent capital, leverage, or liquidity requirements or restrictions on our growth, activities, or operations. Further, if we were to fail to address any deficiencies in our resolution plan when required, we could eventually be compelled to divest specified assets or operations. Ally submitted its most recent resolution plan to the FRB and the FDIC in December 2017. In addition, Ally Bank is required to periodically submit to the FDIC a separate resolution plan, which is similarly assessed for its credibility. Ally Bank’s next resolution plan must be submitted to the FDIC by July 1, 2018. The public versions of the resolution plans previously submitted by Ally and Ally Bank are available on the FRB’s and the FDIC’s websites.

•
Limitations on Bank and Bank Holding Company Dividends and Other Capital Distributions — Federal and Utah law place a number of conditions, restrictions, and limitations on dividends and other capital distributions that may be paid by Ally Bank to IB Finance and thus indirectly to Ally. In addition, even if the FRB does not object to our capital plan, Ally may be precluded from or limited in paying dividends or other capital distributions without the FRB’s approval under certain circumstances—for example, when we would not meet minimum regulatory capital ratios after giving effect to the distributions. FRB supervisory guidance also requires BHCs such as Ally to consult with the FRB prior to increasing dividends, implementing common stock repurchase programs, or redeeming or repurchasing capital instruments. Further, the U.S. banking agencies are authorized to prohibit an insured depository institution, like Ally Bank, or a BHC, like Ally, from engaging in unsafe or unsound banking practices and, depending upon the circumstances, could find that paying a dividend or other capital distribution would constitute an unsafe or unsound banking practice.

•
Transactions with Affiliates — Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W prevent Ally and its nonbank subsidiaries from taking undue advantage of the benefits afforded to Ally Bank as a depository institution, including its access to federal deposit insurance and the FRB’s discount window. Pursuant to these laws, “covered transactions”—including Ally Bank’s extensions of credit to and asset purchases from its affiliates—are generally subject to meaningful restrictions. For example, unless otherwise exempted, (1) covered transactions are limited to 10% of Ally Bank’s capital stock and surplus in the case of any individual affiliate and 20% of Ally Bank’s capital stock and surplus in the case of all affiliates; (2) Ally Bank’s credit transactions with an affiliate are generally subject to stringent collateralization requirements; (3) with few exceptions, Ally Bank may not purchase any “low quality asset” from an affiliate; and (4) covered transactions must be conducted on terms and conditions that are consistent with safe and sound banking practices (collectively, the Affiliate Transaction Restrictions). In addition, transactions between Ally Bank and an affiliate must be on terms and conditions that are either substantially the same as or more beneficial to Ally Bank than those prevailing at the time for comparable transactions with or involving nonaffiliates.

Furthermore, these laws include an attribution rule that treats a transaction between Ally Bank and a nonaffiliate as a transaction between Ally Bank and an affiliate to the extent that the proceeds of the transaction are used for the benefit of or transferred to the affiliate. Thus, Ally Bank’s purchase from a dealer of a retail installment sales contract involving a vehicle for which Ally provided floorplan financing is subject to the Affiliate Transaction Restrictions because the purchase price paid by Ally Bank is ultimately transferred by the dealer to Ally to pay off the floorplan financing.
The Dodd-Frank Act tightened the Affiliate Transaction Restrictions in a number of ways. For example, the definition of covered transactions was expanded to include credit exposures arising from derivatives transactions, securities lending and borrowing transactions, and the acceptance of affiliate-issued debt obligations (other than securities) as collateral. For a credit transaction that must be collateralized, the Dodd-Frank Act also requires that collateral be maintained at all times while the credit extension or credit exposure remains outstanding and places additional limits on acceptable collateral.

•
Source of Strength — The Dodd-Frank Act codified the FRB’s policy requiring a BHC, like Ally, to serve as a source of financial strength for a depository institution subsidiary, like Ally Bank, and to commit resources to support the subsidiary in circumstances when Ally might not otherwise elect to do so. This commitment is also reflected in Ally Bank’s application for membership in the Federal Reserve System, as described in Note 21 to the Consolidated Financial Statements. The functional regulator of any nonbank subsidiary of Ally, however, may prevent that subsidiary from directly or indirectly contributing its financial support, and if that were to preclude Ally from serving as an adequate source of financial strength, the FRB may instead require the divestiture of Ally Bank and impose operating restrictions pending such a divestiture.

•
Single Point of Entry Resolution Authority — Under the Dodd-Frank Act, a BHC whose failure would have serious adverse effects on the financial stability of the United States may be subjected to an FDIC-administered resolution regime called the orderly liquidation authority as an alternative to bankruptcy. If Ally were to be placed into receivership under the orderly liquidation authority, the FDIC as receiver would have considerable rights and powers in liquidating and winding up Ally, including the ability to assign assets and liabilities without the need for creditor consent or prior court review and the ability to differentiate and determine priority among creditors. In doing so, moreover, the FDIC’s primary goal would be a liquidation that mitigates risk to the financial stability of the United States and that minimizes moral hazard. In December 2013, the FDIC released its proposed Single Point of Entry strategy for the resolution of a systemically important financial institution under the orderly liquidation authority. Under this strategy, the FDIC would place the top-tier U.S. holding company in receivership, keep its operating subsidiaries open

Ally Financial Inc. • Form 10-K

and out of insolvency proceedings by transferring them to a new bridge holding company imposing losses on the stockholders and creditors of the holding company in receivership according to their statutory order of priority, and addressing the problems that led to the institution’s failure.

•
Enforcement Authority — The FRB possesses extensive authorities and powers to regulate and supervise the conduct of Ally’s businesses and operations. If the FRB were to take the position that Ally or any of its subsidiaries have violated any law or commitment or engaged in any unsafe or unsound practice, formal or informal corrective or enforcement actions could be taken by the FRB against Ally, its subsidiaries, and institution-affiliated parties (such as directors, officers, and agents). The UDFI and the FDIC have similarly expansive authorities and powers over Ally Bank and its subsidiaries. For example, these government authorities could order us to cease and desist from engaging in specified activities or practices or could affirmatively compel us to correct specified violations or practices. Some or all of these government authorities also would have the power, as applicable, to issue administrative orders against us that can be judicially enforced; direct us to increase capital and liquidity; limit our dividends and other capital distributions; restrict or redirect the growth of our assets, businesses, and operations; assess civil money penalties against us; remove our officers and directors; require the divestiture or the retention of assets or entities; terminate deposit insurance; or force us into bankruptcy, conservatorship, or receivership. These actions could directly affect not only Ally, its subsidiaries, and institution-affiliated parties but also Ally’s counterparties, stockholders, and creditors and its commitments, arrangements, or other dealings with them.

In addition, the CFPB has broad authorities and powers to enforce federal consumer protection laws involving financial products and services. The CFPB has exercised these authorities and powers through public enforcement actions, lawsuits, and consent orders and through nonpublic enforcement actions. In doing so, the CFPB has generally sought remediation of harm alleged to have been suffered by consumers, civil money penalties, and changes in practices and other conduct.
The SEC, FINRA, the Department of Justice, state attorneys general, and other domestic or foreign government authorities also have an array of means at their disposal to regulate and enforce matters within their jurisdiction that could impact Ally’s businesses and operations.
Basel Capital Framework
The FRB and other U.S. banking agencies have adopted risk-based and leverage capital standards that establish minimum capital-to-asset ratios for BHCs, like Ally, and depository institutions, like Ally Bank.
The risk-based capital ratios are based on a banking organization’s risk-weighted assets (RWAs), which are generally determined under the standardized approach applicable to Ally and Ally Bank by (1) assigning on-balance sheet exposures to broad risk weight categories according to the counterparty or, if relevant, the guarantor or collateral (with higher risk weights assigned to categories of exposures perceived as representing greater risk), and (2) multiplying off-balance sheet exposures by specified credit conversion factors to calculate credit equivalent amounts and assigning those credit equivalent amounts to the relevant risk weight categories. The leverage ratio, in contrast, is based on an institution’s average unweighted on-balance sheet exposures.
Until January 1, 2015, the U.S. risk-based and leverage capital standards applicable to Ally and Ally Bank were based on the Basel I capital accord promulgated by the Basel Committee in 1989 (U.S. Basel I). Ally and Ally Bank were required to maintain, under U.S. Basel I, a minimum Tier 1 risk-based capital ratio of Tier 1 capital to RWAs of 4%, a minimum total risk-based capital ratio of total qualifying capital to RWAs of 8%, and a minimum Tier 1 leverage ratio of Tier 1 capital to average on-balance-sheet exposures of 4%.
In December 2010, the Basel Committee reached an agreement on the global Basel III capital framework, which was designed to increase the quality and quantity of regulatory capital by introducing new risk-based and leverage capital standards. In July 2013, the U.S. banking agencies finalized rules implementing the Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act (U.S. Basel III). U.S. Basel III represents a substantial revision to the previously effective regulatory capital standards for U.S. banking organizations. We became subject to U.S. Basel III on January 1, 2015, although a number of its provisions—including capital buffers and certain regulatory capital deductions—are subject to a phase-in period through December 31, 2018.
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. In addition to these minimum risk-based capital ratios, Ally and Ally Bank are also subject to a Common Equity Tier 1 capital conservation buffer of more than 2.5%, subject to a phase-in period from January 1, 2016, through December 31, 2018. Failure to maintain the full amount of the buffer would result in restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%.
U.S. Basel III also revised the eligibility criteria for regulatory capital instruments and provides for the phase-out of instruments that had previously been recognized as capital but that do not satisfy these criteria. For example, subject to certain exceptions (e.g., certain debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other hybrid securities were excluded from a BHC’s Tier 1 capital as of January 1, 2016. Also, subject to a phase-in schedule, certain items are deducted from Common Equity Tier 1 capital under U.S. Basel III that had not previously been deducted from regulatory capital, and certain other deductions from regulatory capital have been modified. Among other things, U.S. Basel III requires significant investments in the common stock of unconsolidated financial institutions, mortgage servicing assets, and certain deferred tax assets (DTAs) that exceed specified individual and

Ally Financial Inc. • Form 10-K

aggregate thresholds to be deducted from Common Equity Tier 1 capital. U.S. Basel III also revised the standardized approach for calculating RWAs by, among other things, modifying certain risk weights and the methods for calculating RWAs for certain types of assets and exposures.
Ally and Ally Bank are subject to the U.S. Basel III standardized approach for counterparty credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not subject to the U.S. market risk capital rule, which applies only to banking organizations with significant trading assets and liabilities.
On November 21, 2017, the FRB and other U.S. banking agencies finalized a rule that extends the period for applying existing capital requirements to a targeted set of items that are subject to transition provisions under U.S. Basel III. Specifically, the rule indefinitely postpones certain remaining phase-in requirements for capital deductions and adjustments for investments in unconsolidated financial institutions, mortgage servicing assets, and certain DTAs, none of which have a material impact on our regulatory capital position. In addition, on September 27, 2017, the FRB and other U.S. banking agencies released a proposal to simplify certain capital requirements, including the requirements related to the above-mentioned capital deductions and adjustments. The simplification proposal primarily applies to non-advanced approaches banking organizations such as Ally and Ally Bank. We are evaluating the effect that this proposal would have on our regulatory capital position, but we do not expect this will have a material impact on our regulatory capital position. In December 2017, the Basel Committee approved revisions to the global Basel III capital framework (commonly known as Basel IV), many of which—if adopted in the United States—could heighten regulatory capital standards even more. How all of these proposals and revisions will be harmonized and finalized in the United States is not clear or predictable.
The capital-to-asset ratios play a central role in prompt corrective action (PCA), which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. While BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository institution subsidiaries. In addition, under FDICIA, only well-capitalized and adequately capitalized institutions may accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. At December 31, 2017, Ally Bank was well capitalized under the PCA framework.
At December 31, 2017, Ally and Ally Bank were in compliance with their regulatory capital requirements. For an additional discussion of capital adequacy requirements, refer to Note 21 to the Consolidated Financial Statements.
Insured Depository Institution Status
Ally Bank is required to file periodic reports with the FDIC concerning its financial condition. Total assets of Ally Bank were $137.4 billion and $123.5 billion at December 31, 2017, and 2016, respectively.
Ally Bank’s deposits are insured by the FDIC in the standard insurance amounts per depositor for each account ownership category as prescribed by the FDI Act. Deposit insurance is funded through assessments on Ally Bank and other insured depository institutions, and the FDIC may take action to increase insurance premiums if the DIF is not funded to its regulatory mandated Designated Reserve Ratio (DRR). Currently, the FDIC is mandated to achieve a DRR of 1.35% by September 30, 2020, and has established a target DRR of 2.0%. Under the Dodd-Frank Act, the FDIC assesses premiums from each institution based on its average consolidated total assets minus its average tangible equity, and a scorecard method is utilized to determine each institution’s risk to the DIF. The Dodd-Frank Act also requires the FDIC, in setting assessments, to offset the effect of increasing its reserve for the DIF on institutions with consolidated assets of less than $10 billion. To achieve the mandated DRR consistent with these provisions of the Dodd-Frank Act, the FDIC implemented a rule in 2016 imposing a surcharge of 4.5 basis points on all insured depository institutions with assets of $10 billion or more in addition to their regular assessments; under the rule, the surcharge would cease once the DIF achieves the 1.35% DRR or on December 31, 2018, whichever comes first—although the FDIC indicated that it would impose a shortfall assessment in 2019 if the DIF has not achieved the 1.35% DRR by December 31, 2018.
If an insured depository institution like Ally Bank were to become insolvent or if other specified events were to occur relating to its financial condition or the propriety of its actions, the FDIC may be appointed as conservator or receiver for the institution. In that capacity, the FDIC would have the power (1) to transfer assets and liabilities of the institution to another person or entity without the approval of the institution’s creditors; (2) to require that its claims process be followed and to enforce statutory or other limits on damages claimed by the institution’s creditors; (3) to enforce the institution’s contracts or leases according to their terms; (4) to repudiate or disaffirm the institution’s contracts or leases; (5) to seek to reclaim, recover, or recharacterize transfers of the institution’s assets or to exercise control over assets in which the institution may claim an interest; (6) to enforce statutory or other injunctions; and (7) to exercise a wide range of other rights, powers, and authorities, including those that could impair the rights and interests of all or some of the institution’s creditors. In addition, the administrative expenses of the conservator or receiver could be afforded priority over all or some of the claims of the institution’s creditors, and under the FDI Act, the claims of depositors (including the FDIC as subrogee of depositors) would enjoy priority over the claims of the institution’s unsecured creditors.

Ally Financial Inc. • Form 10-K

Consumer Financial Laws
Ally and Ally Bank are subject to regulation, supervision, and examination by the CFPB with respect to federal consumer protection laws involving financial products and services. The Dodd-Frank Act also empowers state attorneys general and other state officials to enforce federal consumer protection laws under specified conditions. Ally and Ally Bank are subject to a host of state consumer protections laws as well.

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

Through our direct-to-consumer mortgage offering, we offer a variety of jumbo and conforming fixed- and adjustable-rate mortgage products with the assistance of a third-party fulfillment partner. Jumbo mortgage loans are generally held on our balance sheet and are accounted for as held-for-investment. Conforming mortgage loans are generally originated as held-for-sale and then sold to the fulfillment partner, which in turn may sell the loans to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or other participants in the secondary mortgage market. The nature and dynamics of this market, however, continue to evolve in the wake of the economic crisis that began in 2007–2008 and the role of Fannie Mae and Freddie Mac in it remains subject to uncertainty.

•
Automotive Lending Business — In March 2013, the CFPB issued guidance about compliance with the fair lending requirements of the Equal Credit Opportunity Act and Regulation B. The guidance is specific to the practice of indirect automotive finance companies purchasing financing contracts executed between dealers and consumers and paying dealers for the contracts at a discount below the rates dealers charge consumers. In December 2017, the Government Accountability Office (GAO) determined that the CFPB’s guidance constitutes a rule under the Congressional Review Act, which requires the CFPB to take certain steps to make the guidance effective. With the GAO’s determination, the future of the guidance is uncertain at this time.

Asset-backed Securitizations
Section 941 of the Dodd-Frank Act requires securitizers of different types of asset-backed securitizations, including transactions backed by residential mortgages, commercial mortgages, and commercial, credit card, and automotive loans, to retain no less than five percent of the credit risk of the assets being securitized, with an exemption for securitizations that are wholly composed of “qualified residential mortgages” (QRMs). Federal regulators issued final rules implementing this Dodd-Frank Act requirement in October 2014. The final rules aligned the definition of QRMs with the CFPB’s definition of “Qualified Mortgage” and also included an exemption for the mortgage-backed securities (MBS) of Government-sponsored Enterprises. The regulations took effect on February 23, 2015. Compliance was required with respect to securitization transactions backed by residential mortgages beginning December 24, 2015, and with respect to securitization transactions backed by other types of assets beginning December 24, 2016. Ally Bank has complied with the FDIC’s Safe Harbor Rule requiring it to retain five percent risk retention in retail automotive loan and lease securitizations. Ally has complied with the risk retention rules for automotive asset-backed securitizations, which became effective on December 24, 2016.
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
Ally Invest Subsidiaries
As discussed below, we acquired 100% of the equity of TradeKing Group, Inc., which we later renamed Ally Invest Group Inc. (Ally Invest), on June 1, 2016. As a result of the acquisition and rebranding, Ally Invest Securities LLC (Ally Invest Securities), Ally Invest Forex LLC (Ally Invest Forex), Ally Invest Futures LLC (Ally Invest Futures), Ally Invest Advisors Inc. (Ally Invest Advisors), and TKconnect LLC are now indirect wholly-owned subsidiaries of Ally.
Ally Invest Securities is registered as a securities broker-dealer with the SEC and in all 50 states, the District of Columbia, and Puerto Rico, is registered with the Municipal Securities Rulemaking Board as a municipal securities broker-dealer, and is a member of FINRA,

Ally Financial Inc. • Form 10-K

Securities Investor Protection Corporation (SIPC) and various other self-regulatory organizations (SROs), including BATS BYX Exchange, BATS BZX Exchange, NYSE Arca, and Nasdaq Stock Market. As a result, Ally Invest Securities and its personnel are subject to extensive regulatory requirements under the Exchange Act, SEC regulations and SRO rules covering all aspects of the firm’s securities activities, including, for example, sales and trading practices, capital adequacy, recordkeeping, privacy, anti-money laundering, financial and other reporting, supervision, misuse of material nonpublic information, conducting its business in accordance with just and equitable principles of trade, and personnel qualifications. The firm operates as an introducing broker and clears all transactions, including all customer transactions, through a third-party clearing broker-dealer on a fully disclosed basis.
Ally Invest Forex and Ally Invest Futures are each registered with the U.S. Commodity Futures Trading Commission (CFTC) as introducing brokers and are members of the National Futures Association (NFA), which is the primary SRO for the U.S. futures industry. Both firms are subject to regulatory requirements governing introducing brokers and their personnel under the Commodity Exchange Act and CFTC and NFA rules. In addition, Ally Invest Forex (but not Ally Invest Futures) is subject to CFTC retail forex rules.
A subsidiary of Ally Invest is also registered as an investment adviser with the SEC. As a result, such subsidiary is subject to regulatory requirements governing investment advisers and their personnel under the Investment Advisers Act of 1940, and the rules and regulations promulgated thereunder, including certain fiduciary and other obligations with respect to its relationships with its investment advisory clients.
Regulators conduct periodic examinations of Ally Invest Securities, Ally Invest Forex, Ally Invest Futures, and Ally Invest Advisors, and regularly review reports that the firms are required to submit on an ongoing basis. Violations of relevant regulatory requirements could result in adverse consequences for the firms and their personnel, including censure, penalties and fines, the issuance of cease-and-desist orders, and restriction, suspension or expulsion from the securities industry and other adverse consequences.
Other Laws
Ally is subject to numerous federal, state, and local statutes, regulations, and other laws, and the possibility of violating applicable law presents an ongoing risk to Ally. Some of the other more significant laws to which we are subject include:

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

•
Volcker Rule — Under the Dodd-Frank Act and implementing regulations of the CFTC, FDIC, FRB, Office of the Comptroller of the Currency and the SEC (the Volcker Rule), insured depository institutions and their affiliates are prohibited from (1) engaging in “proprietary trading” and (2) investing in or sponsoring certain types of funds (covered funds) subject to certain limited exceptions. The final rules contain exemptions for market-making, hedging, underwriting, trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds to be retained. They also permit the offering and sponsoring of funds under certain conditions. In early 2017, the FRB granted us a five-year extension to conform with requirements related to certain covered funds activities. The Volcker Rule imposes significant compliance and reporting obligations on banking entities. The impact of the Volcker Rule is not expected to be material to Ally’s business operations.

•
Fair Lending Laws — The Equal Credit Opportunity Act, the Fair Housing Act, and similar fair-lending laws (collectively, Fair Lending Laws) generally prohibit a lender from discriminating against a borrower in any aspect of a credit transaction on the basis of specified characteristics known as “prohibited bases,” such as race, gender, and religion. In addition to outlawing discrimination in credit on a prohibited basis, the Fair Lending Laws require lenders to follow a number of prescriptive rules, including rules requiring the lender to make credit decisions promptly, to notify customers of adverse actions, and, in the case of mortgage lenders of a certain size, to gather and make publicly available anonymized data and information about mortgage applicants and the lender’s credit decisions. Ally, under the oversight of its Fair and Responsible Banking team, has established a comprehensive fair-lending program that is designed to identify and mitigate fair-lending risk. The Fair Lending Laws, however, continue to be interpreted in evolving ways and to evolve, however, Ally remains at risk of being accused of violating Fair Lending Laws.

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

•
Truth in Lending Act — The Truth in Lending Act (TILA), as amended, and Regulation Z, which implements TILA, requires lenders to provide borrowers with uniform, understandable information concerning terms and conditions in certain credit transactions. These rules apply to Ally and its subsidiaries in transactions in which they extend credit to consumers and require, in the case of certain mortgage and automotive financing transactions, conspicuous disclosure of the finance charge and annual percentage rate, if any. In addition, if an advertisement for credit states specific credit terms, Regulation Z requires that such

Ally Financial Inc. • Form 10-K

advertisement state only those terms that actually are or will be arranged or offered by the creditor. The CFPB has issued substantial amendments to the mortgage requirements under Regulation Z, and additional changes are likely in the future. Amendments to Regulation Z and Regulation X, which implements the Real Estate Settlement Procedures Act, require integrated mortgage loan disclosures to be provided for applications received on or after October 3, 2015. Failure to comply with TILA can result in liability for damages as well as criminal and civil penalties.

•
Sarbanes-Oxley Act — The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance and accounting measures designed to promote honesty and transparency in corporate America. The principal provisions of the act include, among other things, (1) the creation of an independent accounting oversight board; (2) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (3) additional corporate governance and responsibility measures including the requirement that the principal executive and financial officers certify financial statements; (4) the potential forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement; (5) an increase in the oversight and enhancement of certain requirements relating to audit committees and how they interact with the independent auditors; (6) requirements that audit committee members must be independent and are barred from accepting consulting, advisory, or other compensatory fees from the issuer; (7) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as defined by the SEC) and, if not, why the audit committee does not have a financial expert; (8) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, on nonpreferential terms and in compliance with other bank regulatory requirements; (9) disclosure of a code of ethics; (10) requirements that management assess the effectiveness of internal control over financial reporting and that the independent registered public accounting firm attest to the assessment; and (11) a range of enhanced penalties for fraud and other violations.

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

•
Community Reinvestment Act — Under the CRA, a bank has a continuing and affirmative obligation, consistent with the safe and sound operation of the institution, to help meet the credit needs of its entire community, including low- and moderate-income persons and neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions. However, institutions are rated on their performance in meeting the needs of their communities. Ally Bank filed its three-year CRA Strategic Plan with the FRB in October 2016, and received approval in November 2016. In addition, in 2017, Ally Bank received an “Outstanding” rating in its most recent CRA performance evaluation. Failure by Ally Bank to maintain a “Satisfactory” or better rating under the CRA may adversely affect our ability to expand our financial and related activities as an FHC or make acquisitions.

Employees
We had approximately 7,900 and 7,600 employees at December 31, 2017, and 2016, respectively.
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
Item 1A.    Risk Factors
We face many risks and uncertainties, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in Ally. We believe that the most significant of these risks and uncertainties are described in this section, although we may be adversely affected by other risks or uncertainties that are not presently known to us, that we have failed to appreciate, or that we currently consider immaterial. These risk factors should be read in conjunction with the MD&A in Part II, Item 7 of this report, and the Consolidated Financial Statements and notes thereto. This Annual Report on Form 10-K is qualified in its entirety by these risk factors.

Ally Financial Inc. • Form 10-K

Risks Related to Regulation and Supervision
The regulatory and supervisory environment in which we operate could have an adverse effect on our business, financial condition, results of operations, and prospects.
We are subject to extensive regulatory frameworks and to direct supervision and periodic examinations by various government agencies and industry self-regulatory organizations that are charged with overseeing the kinds of business activities in which we engage. These regulatory and supervisory frameworks are designed to protect public or private interests—such as macroeconomic policy objectives, financial-market stability and liquidity, and the confidence and security of depositors—that may not always be aligned with those of our stockholders or non-deposit creditors. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. In the last decade, government scrutiny of the financial services industry has intensified, fundamental changes have been made to the banking, securities, and other laws that govern financial services, and a multitude of related business practices have been altered. While the scope, intensity, and focus of government oversight can vary from time to time, we expect to continue devoting substantial time and resources to risk management, compliance, regulatory change management, and cybersecurity and other technology initiatives, each of which may adversely affect our ability to operate profitably or to pursue advantageous business opportunities.
Ally operates as an FHC, which permits us to engage in a number of financial and related activities—including securities, advisory, insurance, and merchant-banking activities—beyond the business of banking. To remain eligible to do so, Ally and Ally Bank must remain well capitalized and well managed as defined under applicable law. If Ally or Ally Bank were found not to be well capitalized or well managed, we may be restricted from engaging in the broader range of financial and related activities permitted for FHCs and may be required to discontinue these activities or even divest Ally Bank. In addition, if we fail to achieve a satisfactory or better rating under the CRA, our ability to expand these financial and related activities or make acquisitions could be restricted.
In connection with their continuous supervision and examinations of us, the FRB, the UDFI, the CFPB, the SEC, FINRA, the NYDFS, or other regulatory agencies may require changes in our business or operations. Such a requirement may be judicially enforceable or impractical for us to contest, and if we are unable to implement or maintain the requirement in a timely and effective manner, we could become subject to formal or informal supervisory actions, including memoranda of understanding, written agreements, cease-and-desist orders, and prompt-corrective-action or safety-and-soundness directives. Supervisory actions could entail significant restrictions on our existing business, our ability to develop new business, our flexibility in conducting operations, and our ability to pay dividends or utilize capital. Supervisory actions also may result in the imposition of civil monetary penalties, the enforcement of supervisory requirements through injunctions or other administrative or judicial orders, related litigation by private plaintiffs, damage to our reputation, and a loss of investor confidence. We could be required as well to dispose of specified assets and liabilities within a prescribed period of time. As a result, any supervisory action could have an adverse effect on our business, financial condition, results of operations, and prospects.
Our regulatory environment is not static. No assurance can be given that applicable statutes, regulations, or other laws will not be amended or construed differently, that new laws will not be adopted, or that any of these laws will not be enforced more aggressively. Changes in the regulatory environment could adversely affect us in substantial and unpredictable ways, including by limiting the types of financial services and products we may offer, enhancing the ability of others to offer more competitive financial services and products, restricting our ability to make acquisitions or pursue other profitable opportunities, and negatively impacting our financial condition and results of operations. Further, noncompliance with applicable laws could result in the suspension or revocation of licenses or registrations that we need to operate and in the initiation of supervisory actions or private litigation.
Our ability to execute our business strategy for Ally Bank may be adversely affected by regulatory constraints.
A primary component of our business strategy is the continued growth of Ally Bank. This growth includes amassing a higher level of retail deposits, expanding our commercial lending, and originating increased volumes of consumer products such as residential mortgage loans. If our regulatory agencies raise concerns about any aspect of our business strategy for Ally Bank or the way in which we implement it—including any associated affiliate transactions that are governed and constrained by Sections 23A and 23B of the Federal Reserve Act—we may be obliged to limit or even reverse the growth of Ally Bank or otherwise alter our strategy, which could have an adverse effect on our business, financial condition, results of operations, or prospects. In addition, if we are compelled to retain or shift any of our business activities in or to nonbank affiliates, our funding costs for those activities—such as unsecured funding in the capital markets—could be more expensive than our cost of funds at Ally Bank.
We are subject to stress tests, capital and liquidity planning, and other enhanced prudential standards, which impose significant restrictions and costly requirements on our business and operations.
We are subject to the enhanced prudential standards that have been established by the FRB for BHCs with total consolidated assets of $50 billion or more, including capital planning requirements for large and noncomplex BHCs with total consolidated assets between $50 billion and $250 billion and total nonbank assets of less than $75 billion. As part of these enhanced prudential standards, Ally is subject to supervisory and company-run stress tests and must submit a proposed capital plan to the FRB annually in connection with its CCAR process. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. The proposed capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on Ally’s capital. The proposed capital plan must also include a discussion of how Ally, under expected and stressful conditions, will maintain capital commensurate with its risks and above the minimum regulatory capital ratios and serve as a source

Ally Financial Inc. • Form 10-K

of strength to Ally Bank. The FRB will either object to the proposed capital plan, in whole or in part, or provide notice of non-objection to Ally. The failure to receive a notice of non-objection from the FRB—whether due to how well our businesses and operations are forecasted to perform, how capably we execute our capital planning process, how acutely the FRB projects severely adverse conditions to be, or otherwise—may prohibit us from paying dividends, repurchasing our common stock, or making other capital distributions, may compel us to issue capital instruments that could be dilutive to stockholders, may prevent us from maintaining or expanding lending or other business activities, and may damage our reputation and result in a loss of investor confidence.
We may be required to raise capital as well if we are at risk of failing to satisfy our minimum regulatory capital ratios or other related supervisory requirements, whether due to inadequate operating results that erode capital, future growth that outpaces the accumulation of capital through earnings, changes in regulatory capital standards, or otherwise. In addition, we may elect to raise capital for strategic reasons even when not required to do so. Our ability to raise capital on favorable terms or at all will depend on general economic and market conditions, which are outside of our control, and on our operating and financial performance. Accordingly, we cannot be assured of being able to raise capital when needed or on favorable terms. An inability to raise capital when needed and on favorable terms could damage the performance and value of our business, prompt supervisory actions, and harm our reputation, and if the condition were to persist for any appreciable period of time, our viability as a going concern could be threatened. Further, if we are able to raise capital and do so by issuing common stock or convertible securities, the ownership interest of our existing stockholders could be diluted, and the market price of our common stock could decline.
The enhanced prudential standards also require Ally to conduct liquidity stress tests and maintain a sufficient quantity of highly liquid assets to survive a projected 30-day liquidity stress event, to adopt a contingency funding plan that would address liquidity needs during various stress events, and to implement specified liquidity risk management and corporate governance measures. These enhanced liquidity standards, together with a quantitative minimum liquidity coverage ratio that we must satisfy as a complement to these standards, could constrain our ability to originate or invest in longer-term or less liquid assets or to take advantage of other profitable opportunities and, therefore, may adversely affect our business, results of operations, and prospects.
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
Ally Bank is a key part of our funding strategy, and we place great reliance on deposits at Ally Bank as a source of funding. Competition for deposits and deposit customers, however, is fierce and has only intensified with the implementation of enhanced capital and liquidity requirements in the last decade. Ally Bank does not have a retail branch network but, instead, obtains its deposits through online and other direct banking, from customers of Ally Invest, and through deposit brokers. Brokered deposits may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher returns. Brokered deposits totaled $15.2 billion at December 31, 2017, which represented 16% of Ally Bank’s total deposits. In addition, our ability to maintain or grow direct banking deposits may be constrained by our lack of in-person banking services, changes in consumer trends, or any loss of confidence in our brand. Our level of deposits also could be adversely affected by regulatory or supervisory restrictions, including any applicable prior approval requirements or limits on our offered rates or brokered deposit growth, and by changes in monetary or fiscal policies that influence deposit or other interest rates. Perceptions of our financial strength, rates or returns offered by other financial institutions or third parties, and other competitive factors beyond our control, including returns on alternative investments, will also impact the size of our deposit base.
The full impact of the Dodd-Frank Act and other financial-reform laws and policies on us remains unclear and unpredictable but could have a further adverse effect on our business, results of operations, financial condition, or prospects.
The Dodd-Frank Act, which became law in July 2010, and other financial-reform laws and policies have substantially changed the legal and supervisory frameworks under which we operate and have adversely affected our business, results of operations, and financial condition. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. While much in the Dodd-Frank Act has been implemented, some meaningful provisions remain subject to further rulemaking, transition periods, and the discretion of various regulatory agencies. Even provisions that have been implemented are or may become the subject of interpretive disputes, litigation, proposed legislative or regulatory amendments, or shifting supervisory priorities. For example, the CFPB—which was created by the Dodd-Frank Act—has aggressively enforced its positions on a wide range of consumer protection laws that affect our business, including in the context of indirect automotive lending. Some of these positions or their application in particular cases, however, have been contested by affected companies, as has the constitutionality of the structure of the CFPB itself. The outcomes of these matters and their impact on both the meaning of consumer protection laws and the enforcement powers and posture of the CFPB remain unclear and unpredictable but could adversely affect us. Recent changes in leadership within the CFPB have added to this lack of clarity and predictability. Similarly, the full impact of the Dodd-Frank Act and financial-reform laws and policies as whole on us cannot be predicted with any certainty and may not be known for a number of years, but individually or collectively, they may have a further adverse effect on our business, results of operations, financial condition, or prospects. In addition, these laws and policies may impact us differently than other financial institutions due to a number of factors, such as differences in activities, size, risk profile, complexity, or regulatory or supervisory status.

Ally Financial Inc. • Form 10-K

Requirements under the U.S. Basel III rules to increase the quality and quantity of regulatory capital and future revisions to the Basel III framework may adversely affect our business and financial results.
In December 2010, the Basel Committee reached an agreement on the global Basel III capital framework, which was designed to increase the quality and quantity of regulatory capital by introducing new risk-based and leverage capital standards. In July 2013, the U.S. banking agencies finalized rules implementing the Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act. The U.S. Basel III rules represent substantial revisions to the previously effective regulatory capital standards for U.S. banking organizations.
Ally and Ally Bank became subject to the U.S. Basel III rules on January 1, 2015, although a number of them—including new capital buffers and regulatory capital deductions—are subject to phase-in through December 31, 2018. The U.S. Basel III rules subject Ally and Ally Bank to higher minimum risk-based capital ratios and a capital conservation buffer above these minimum ratios. Failure to maintain the full amount of the buffer would result in restrictions on our ability to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. The U.S. Basel III rules also will, over time, impose more stringent deductions for specified DTAs and other assets and limit our ability to meet regulatory capital requirements through the use of trust preferred securities or other hybrid securities.
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
In December 2017, the Basel Committee approved revisions to the global Basel III capital framework (commonly known as Basel IV), many of which—if adopted in the United States—could heighten regulatory capital standards even more. At the same time, the U.S. banking agencies have proposed to simplify several elements of the U.S. Basel III rules. How these revisions and proposals will be harmonized and finalized in the United States is not clear or predictable, and no assurance can be provided that they would not further impact our business, results of operations, financial condition, or prospects in an adverse way.
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
Our business and financial results are also significantly affected by the fiscal and monetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States in pursuit of maximum employment, stable prices, and moderate long-term interest rates. The FRB and its policies influence the availability and demand for loans and deposits, the rates and other terms for loans and deposits, the conditions in equity, fixed-income, currency, and other markets, and the value of securities and other financial instruments. Refer to the risk factor below, titled The levels of or changes in interest rates could affect our results of operations and financial condition, for more information on how the FRB could affect interest rates. These actions and policies, therefore, could adversely affect every facet of our business and operations—for example, the new and used vehicle financing market, the cost of our deposits and other interest-bearing liabilities, and the yield on our earning assets. Tax and other fiscal policies, moreover, impact not only general economic and market conditions but also give rise to incentives or disincentives that affect how we and our customers prioritize objectives, deploy resources, and run households or operate businesses. For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) is expected to significantly affect these incentives and disincentives, including by revising corporate and individual tax rates, altering the deductibility of net interest expense and capital outlays, and limiting the deductibility of state and local taxes as well as interest on residential mortgage loans. The direct and indirect effects of the Tax Act on us and our customers have not yet been holistically assessed, but changes in borrowing patterns, asset valuations, and other economic and market conditions could result and adversely impact our business and financial results. Both the timing and the nature of any changes in monetary or fiscal policies, as well as their consequences for the economy and the markets in which we operate, are beyond our control and difficult to predict but could adversely affect us.
If our ability to receive distributions from subsidiaries is restricted, we may not be able to satisfy our obligations to counterparties or creditors, make dividend payments to stockholders, or repurchase our common stock.
Ally is a legal entity separate and distinct from its bank and nonbank subsidiaries and, in significant part, depends on dividend payments and other distributions from those subsidiaries to fund its obligations to counterparties and creditors, its dividend payments to stockholders, and its repurchases of common stock. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. Regulatory or other legal restrictions, deterioration in a subsidiary’s performance, or investments in a subsidiary’s own growth may limit the ability of the subsidiary to transfer funds freely to Ally. In particular, many of Ally’s subsidiaries are subject to laws that authorize their supervisory agencies to block or reduce the flow of funds to Ally in certain situations. In addition, if any subsidiary were unable to remain viable as a going concern, Ally’s right to participate in a distribution of assets would be subject to the prior claims of the subsidiary’s creditors (including, in the case of Ally Bank, its depositors and the FDIC).

Ally Financial Inc. • Form 10-K

Legislative or regulatory initiatives on cybersecurity and data privacy could adversely impact our business and financial results.
Cybersecurity and data privacy risks have received heightened legislative and regulatory attention. For example, the U.S. banking agencies have proposed enhanced cyber risk management standards that would apply to us and our service providers and that would address cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. Several states also have adopted or proposed cybersecurity laws targeting these issues.
Legislation and regulations on cybersecurity and data privacy may compel us to enhance or modify our systems, invest in new systems, change our service providers, or alter our business practices or our policies on data governance and privacy. If any of these outcomes were to occur, our operational costs could increase significantly. In addition, if government authorities were to conclude that we or our service providers had not adequately implemented laws on cybersecurity and data privacy or had not otherwise met related supervisory expectations, we could be subject to supervisory actions, related litigation by private plaintiffs, reputational damage, or a loss of investor confidence.
Risks Related to Our Business
Weak or deteriorating economic conditions, failures in underwriting, changes in underwriting standards, financial or systemic shocks, or growth in our nonprime or used vehicle financing business could increase our credit risk, which could adversely affect our business and financial results.
Our business is centered around lending and banking, and a significant percentage of our assets are composed of loans, leases, and securities. As a result, credit risk is our most pronounced risk.
Our business and financial results depend significantly on household, business, economic, and market conditions. When those conditions are weak or deteriorating, we could simultaneously experience reduced demand for credit and increased delinquencies or defaults, including in the loans that we have securitized and in which we retain a residual interest. These kinds of conditions also could dampen the demand for products and services in our insurance, banking, brokerage, and other businesses. Increased delinquencies or defaults could result as well from us failing to appropriately underwrite loans that we originate or purchase or from us adopting—for strategic, competitive, or other reasons—more liberal underwriting standards. If delinquencies or defaults on our loans increase, their value and the income derived from them could be adversely affected, and we could incur increased administrative and other costs in seeking a recovery on claims and any collateral. If unfavorable conditions are negatively affecting used vehicle or other collateral values at the same time, the amount and timing of recoveries could suffer as well. Weak or deteriorating economic conditions also may negatively impact the market value and liquidity of our investment securities, and we may be required to record additional impairment charges that adversely affect earnings if investment securities suffer a decline in value that is considered other-than-temporary. There can be no assurance that our monitoring of our credit risk and our efforts to mitigate credit risk through risk-based pricing, appropriate underwriting and investment policies, loss-mitigation strategies, and diversification are, or will be, sufficient to prevent an adverse impact to our business and financial results. A financial or systemic shock and a failure of a significant counterparty or a significant group of counterparties could negatively impact us as well, possibly to a severe degree, due to our role as a financial intermediary and the interconnectedness of the financial system.
We continue to have exposure to nonprime consumer automotive financing and used vehicle financing. We define nonprime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of less than 620. Customers that finance used vehicles tend to have lower FICO® Scores as compared to new vehicle customers, and defaults resulting from vehicle breakdowns are more likely to occur with used vehicles as compared to new vehicles that are financed. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.8 billion, or approximately 12.9% of our total consumer automotive loans at December 31, 2017, as compared to $9.1 billion, or approximately 13.8% of our total consumer automotive loans at December 31, 2016. At December 31, 2017, and 2016, $204 million and $211 million, respectively, of nonprime consumer automotive loans were considered nonperforming as they had been placed on nonaccrual status in accordance with our accounting policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements for additional information. Additionally, the carrying value of our consumer automotive used vehicle loans before allowance for loan losses was $31.8 billion, or approximately 46.8% of our total consumer automotive loans at December 31, 2017, as compared to $28.5 billion, or approximately 43.4% of our total consumer automotive loans at December 31, 2016. If our exposure to nonprime consumer automotive loans or used vehicle financing were to increase over time, our credit risk will increase to a possibly significant degree.
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

Ally Financial Inc. • Form 10-K

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing quantitative and qualitative information, all of which may change substantially over time. Changes in economic conditions affecting borrowers, revisions to accounting rules and related guidance, new qualitative or quantitative information about existing loans, identification of additional problem loans, changes in the size or composition of our loan portfolio, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. For example, our shift to a full credit spectrum retail automotive finance portfolio mix has increased our allowance for loan losses and could result in additional increases in our allowance for loan losses in the future.
The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (CECL), which introduces a new accounting model to measure credit losses for financial assets measured at amortized cost, such as the vast majority of our finance receivables and loan portfolio. Under CECL, credit losses for financial assets measured at amortized cost should be determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. In effect, this means that the financial asset or group of financial assets should be presented at the net amount expected to be collected. CECL will become effective on January 1, 2020, and represents a significant departure from existing accounting principles generally accepted in the United States of America (GAAP), which currently provide for credit losses on financial assets measured at amortized cost to be measured as they are incurred. When effective, CECL is likely to materially increase our allowance for loan losses with a resulting negative adjustment to equity. This increase to the allowance for loan losses could also adversely impact our regulatory capital position if the FRB and other U.S. banking agencies do not amend existing regulatory capital rules to relieve us from the capital impact associated with the negative adjustment to equity. Refer to the risk factor above, titled Requirements under the U.S. Basel III rules to increase the quality and quantity of regulatory capital and future revisions to the Basel III framework may adversely affect our business and financial results, for more information about the consequences of our failure to satisfy regulatory capital requirements.
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
While the number of dealers with whom we have retail relationships increased during 2017, the number of dealers with whom we have wholesale relationships decreased approximately 5% as compared to December 31, 2016. Further, our share of commercial wholesale financing remains at risk of decreasing in the future as a result of intense competition and other factors. If we are not able to maintain existing relationships with significant automotive dealers or if we are not able to develop new relationships for any reason—including if we are not able to provide services on a timely basis, offer products that meet the needs of the dealers, compete successfully with the products and services of our competitors, or effectively counter the exclusivity privileges that some competitors have with automotive manufacturers—our wholesale funding volumes, and the number of dealers with whom we have retail funding relationships, could decline in the future. If this were to occur, our business, results of operations, financial condition, or prospects could be adversely affected.
General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler) dealers and their retail customers continue to constitute a significant portion of our customer base, which creates concentration risk for us.
While we have diversified—and are continuing to diversify—our automotive finance and insurance businesses and to expand into other financial services, GM and Chrysler dealers and their retail customers continue to constitute a significant portion of our customer base. In 2017, 56% of our new vehicle dealer inventory financing and 32% of our consumer automotive financing volume were transacted for GM-franchised dealers and customers, and 28% of our new vehicle dealer inventory financing and 28% of our consumer automotive financing volume were transacted for Chrysler dealers and customers. GM, Chrysler, and their captive automotive finance companies compete forcefully with us and could take further actions that negatively impact the amount of business that we do with GM and Chrysler dealers and their retail customers. Further, a significant adverse change in GM’s or Chrysler’s business—including, for example, in the production or sale of GM or Chrysler vehicles, the quality or resale value of GM or Chrysler vehicles, GM’s or Chrysler’s relationships with its key suppliers, or

Ally Financial Inc. • Form 10-K

the rate or volume of recalls of GM or Chrysler vehicles—could negatively impact our GM and Chrysler dealer and retail customer bases. Any future reductions in GM and Chrysler business that we are not able to offset could adversely affect our business and financial results.
Our business and financial results are dependent upon overall U.S. automotive industry sales volume.
Our automotive finance and insurance businesses can be impacted by the sales volume for new and used vehicles. Vehicle sales are impacted, in turn, by several economic and market conditions, including employment levels, household income, interest rates, credit availability, and fuel costs. For example, new vehicle sales decreased dramatically during the economic crisis that began in 2007–2008 and did not rebound significantly until 2012 and 2013. Any future declines in new or used vehicle sales could have an adverse effect on our business and financial results.
Vehicle loans and leases make up a significant part of our earning assets, and our business and financial results could suffer if used vehicle prices are low or volatile or decrease in the future.
During the year ended December 31, 2017, more than 69% of our average earning assets were composed of vehicle loans or leases or related residual securitization interests. If we experience higher losses on the sale of repossessed vehicles or lower or more volatile residual values for off-lease vehicles, our business or financial results could be adversely affected.
General economic conditions, the supply of off-lease and other vehicles to be sold, relative market prices for new and used vehicles, perceived vehicle quality, overall vehicle prices, the vehicle disposition channel, volatility in gasoline or diesel fuel prices, levels of household income, interest rates, and other factors outside of our control heavily influence used vehicle prices. Consumer confidence levels and the strength of automotive manufacturers and dealers can also influence the used vehicle market. For example, when the recent economic crisis began in 2007–2008, sharp declines in used vehicle demand and sale prices adversely affected our remarketing proceeds and financial results.
Our expectation of the residual value of a vehicle subject to an automotive lease contract is a critical element used to determine the amount of the lease payments under the contract at the time the customer enters into it. As a result, to the extent that the actual residual value of the vehicle—as reflected in the sale proceeds received upon remarketing at lease termination—is less than the expected residual value for the vehicle at lease inception, we will incur additional depreciation expense and lower profit on the lease transaction than our priced expectation. Our expectation of used vehicle values is also a factor in determining our pricing of new loan and lease originations. To the extent that used vehicle prices are significantly lower than our expectations, our profit on vehicle loans and leases could be substantially less than our expectations, even more so if our estimate of loss frequency is underestimated as well. In addition, we could be adversely affected if we fail to efficiently process and effectively market off-lease vehicles and repossessed vehicles and, as a consequence, incur higher-than-expected disposal costs or lower-than-expected proceeds from the vehicle sales.
The levels of or changes in interest rates could affect our results of operations and financial condition.
We are highly dependent on net interest income, which is the difference between interest income on earning assets (such as loans and investments) and interest expense on deposits and borrowings. Net interest income is significantly affected by market rates of interest, which in turn are influenced by monetary and fiscal policies, general economic and market conditions, the political and regulatory environments, business and consumer sentiment, competitive pressures, and expectations about the future (including future changes in interest rates). We may be adversely affected by policies, laws, or events that have the effect of flattening or inverting the yield curve (that is, the difference between long-term and short-term interest rates), depressing the interest rates associated with our earning assets to levels near the rates associated with our interest expense, or changing the spreads among different interest rate indices.
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
The level of and changes in market rates of interest—and, as a result, these risks and uncertainties—are beyond our control. The dynamics among these risks and uncertainties are also challenging to assess and manage. For example, while an accommodative monetary policy may benefit us to some degree by spurring economic activity among our customers, such a policy may ultimately cause us more harm by inhibiting our ability to grow or sustain net interest income. A rising interest rate environment can pose different challenges, such as potentially slowing the demand for credit, increasing delinquencies and defaults, and reducing the values of our loans and fixed-income securities. Following a prolonged period in which the federal funds rate was stable or decreasing, the FRB has begun to increase this benchmark rate. In addition, the FRB has begun to end its quantitative-easing program and reduce the size of its balance sheet, which is also

Ally Financial Inc. • Form 10-K

expected to exert upward pressure on interest rates. Refer to the section titled Market Risk in the MD&A that follows and Note 22 to the Consolidated Financial Statements.
Uncertainty about the future of the London Interbank Offer Rate (LIBOR) may adversely affect our business and financial results.
LIBOR meaningfully influences market interest rates around the globe. In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intent to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. This announcement indicates that the continuation of LIBOR as currently constructed is not guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere, and whether other rate or rates may become accepted alternatives to LIBOR. No assurance can be provided that these uncertainties or their resolution will not adversely affect the use, level, and volatility of LIBOR or other interest rates or the value of LIBOR-based securities—including Ally’s 8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2—or other securities or financial arrangements. These uncertainties or their resolution also could negatively impact our funding costs, loan and other asset values, asset-liability management strategies, and other aspects of our business and financial results.
We rely extensively on third-party service providers in delivering products and services to our customers and otherwise conducting our business and operations, and their failure to perform to our standards or other issues of concern with them could adversely affect our reputation, business, and financial results.
Third-party service providers are key to much of our business and operations, including online and mobile banking, mortgage finance, brokerage, customer service, and operating systems and infrastructure. While we have implemented a supplier-risk-management program and can exert varying degrees of influence over our service providers, we do not control them, their actions, or their businesses. No assurance can be provided, therefore, that service providers will perform to our standards, adequately represent our brand, comply with applicable law, appropriately manage their own risks, remain financially or operationally viable, or continue to provide us with the services that we require. In such a circumstance, our ability to deliver products and services to customers, to satisfy customer expectations, and to otherwise successfully conduct our business and operations could be adversely affected. In addition, we may need to incur substantial expenses to address issues of concern with a service provider, and even if the issues cannot be acceptably resolved, we may not be able to timely or effectively replace the service provider due to contractual restrictions, the unavailability of acceptable alternative providers, or other reasons. Further, regardless of how much we can influence our service providers, issues of concern with them could result in supervisory actions against us and could harm our reputation, business, and financial results.
Our operating systems or infrastructure, as well as those of our service providers or others on whom we rely, could fail or be interrupted, which could disrupt our business and adversely affect our results of operations, financial condition, and prospects.
We rely heavily upon communications, data management, and other operating systems and infrastructure to conduct our business and operations, which creates meaningful operational risk for us. Any failure of or interruption in these systems or infrastructure or those of our service providers or others on whom we rely—including as a result of inadequate or failed technology or processes, unplanned or unsuccessful updates to technology, sudden increases in transaction volume, human errors, fraud or other misconduct, deficiencies in the integration of acquisitions or the commencement of new businesses, energy or similar infrastructure outages, disruptions in communications networks or systems, natural disasters, catastrophic events, pandemics, acts of terrorism, political or social unrest, external or internal security breaches, acts of vandalism, cyberattacks such as computer viruses and malware, misplaced or lost data, or breakdowns in business continuity plans—could cause failures or delays in receiving applications for loans, underwriting or processing loans, servicing loans, accessing online accounts, processing transactions, executing brokerage orders, communicating with our customers, managing our investment portfolio, or otherwise conducting our business and operations. These adverse effects could be exacerbated if systems or infrastructure need to be taken offline or meaningfully repaired, if backup systems or infrastructure are not adequately redundant and effective for the conduct of our business and operations, or if technological or other solutions do not exist or are slow to be developed. Further, to the extent that the systems or infrastructure of service providers or others are involved, we may have little or no control or influence over how and when failures or delays are addressed. As a digital financial services company, we are susceptible to business, reputational, financial, regulatory, and other harm as a result of these risks.
In the ordinary course of our business, we collect, store, process, and transmit sensitive, confidential, or proprietary data and other information, including business information, intellectual property, and the personally identifiable information of customers and employees. The secure collection, storage, processing, and transmission of this information are critical to our business and reputation, and if any of this information were mishandled, misused, improperly accessed, lost, or stolen or if related operations were disabled or otherwise disrupted, we could suffer significant business, reputational, financial, regulatory, and other damage.
Even when a failure of or interruption in operating systems or infrastructure is timely resolved, we may need to expend substantial resources in doing so, may be required to take actions that could adversely affect customer satisfaction or behavior, and may be exposed to reputational damage. We also could be exposed to contractual claims, supervisory actions, or litigation by private plaintiffs.
We face a wide array of security risks that could result in business, reputational, financial, regulatory, and other harm to us.
Our operating systems and infrastructure, as well as those of our service providers or others on whom we rely, are subject to security risks that are rapidly evolving and increasing in scope and complexity, in part, because of the introduction of new technologies, the expanded

Ally Financial Inc. • Form 10-K

use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of hostile state-sponsored actors, organized crime, perpetrators of fraud, hackers, terrorists, and others. We along with other financial institutions, our service providers, and others on whom we rely are especially likely to be the target of cyberattacks, including computer viruses, malware, malicious or destructive code, phishing or spearphishing attacks, denial-of-service or denial-of-information attacks, ransomware, identity theft, access violations by employees or vendors, attacks on the personal email of employees, and ransom demands accompanied by threats to expose security vulnerabilities. We, our service providers, and others on whom we rely are also exposed to more traditional security threats to physical facilities and personnel.
These security risks could result in business, reputational, financial, regulatory, and other harm to us. For example, if sensitive, confidential, or proprietary data or other information about us or our customers or employees were improperly accessed or destroyed because of a security breach, we could experience business or operational disruptions, reputational damage, contractual claims, supervisory actions, or litigation by private plaintiffs. As security threats evolve, moreover, we expect to continue expending significant resources to enhance our defenses, to educate our employees, to monitor and support the defenses established by our service providers and others on whom we rely, and to investigate and remediate incidents and vulnerabilities as they arise or are identified. Even so, we may not be able to anticipate or implement effective preventive measures against all security breaches, especially because techniques change frequently and attacks can originate with no warning from a wide variety of sources around the globe. A sophisticated breach, moreover, may not be identified until well after the attack has occurred and the damage has been caused.
We also could be adversely affected by security risks faced by others. For example, a cyberattack or other security breach affecting a service provider or another entity on whom we rely could negatively impact us and our ability to conduct business and operations just as much as a breach affecting us directly. Even worse, in such a circumstance, we may not receive timely notice of or information about the breach or be able to exert any meaningful control or influence over how and when the breach is addressed. In addition, a security threat affecting the business community, the markets, or parts of them may cycle or cascade through the financial system and harm us. The mere perception of a security breach involving any part of the financial services industry, whether or not true, also could damage our business and operations.
Many if not all of these risks and uncertainties are beyond our control. Refer to section titled Risk Management in the MD&A that follows.
We are heavily reliant on technology, and a failure in effectively implementing technology initiatives or anticipating future technology needs or demands could adversely affect our business or financial results.
We significantly depend on technology to deliver our products and services and to otherwise conduct our business and operations. To remain technologically competitive and operationally efficient, we invest in system upgrades, new solutions, and other technology initiatives. Many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems, and require substantial financial, human, and other resources. Although we take steps to mitigate the risks and uncertainties associated with these initiatives, no assurance can be provided that they will be implemented on time, within budget, or without negative operational or customer impact or that, once implemented, they will perform as we or our customers expect. We also may not succeed in anticipating or keeping pace with future technology needs, the technology demands of customers, or the competitive landscape for technology. If we were to misstep in any of these areas, our business or financial results could be negatively impacted.
Our enterprise, compliance, and other risk management programs or functions may not be effective in mitigating risk and loss.
We maintain an independent enterprise risk management program that is designed to identify, measure, assess, monitor, report, and mitigate the risks that we face. These include credit, insurance/underwriting, vehicle-residual, market, liquidity, business/strategic, reputation, and operational risks. We also maintain a compliance risk management program to identify, measure, assess, monitor, and report on our adherence to applicable law, policies, and procedures. There can be no assurance that our frameworks or models for enterprise, compliance, and other risk management and related controls—including the scope and amount of our insurance and reinsurance coverage—will effectively mitigate risk and limit losses in our business and operations. If conditions or circumstances arise that expose flaws or gaps in our enterprise, compliance, or other risk management programs or if our controls break down, the performance and value of our business and operations could be adversely affected. We could be negatively impacted as well if, despite adequate programs being in place, our risk management or compliance personnel are ineffective in executing them and mitigating risk and loss. Refer to the section titled Risk Management in the MD&A that follows.
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

Ally Financial Inc. • Form 10-K

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
Our inability to attract, retain, or motivate qualified employees could adversely affect our business or financial results.
Skilled employees are our most important resource, and competition for talented people is intense. Even though compensation and benefits expense is among our highest expenses, we may not be able to locate and hire the best people, keep them with us, or properly motivate them to perform at a high level. Recent scrutiny of compensation practices, especially in the financial services industry, has made this only more difficult. In addition, many parts of our business are particularly dependent on key personnel. If we were to lose and find ourselves unable to replace these personnel or other skilled employees or if the competition for talent were to drive our compensation costs to unsustainable levels, our business and financial results could be negatively impacted.
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
Acquisitions involve numerous risks and uncertainties, including lower-than-expected performance or higher-than-expected costs, difficulties related to integration, diversion of management’s attention from other business activities, changes in relationships with customers or counterparties, and the potential loss of key employees. An acquisition also could be dilutive to our existing stockholders if we were to issue common stock to fully or partially pay or fund the purchase price. We, moreover, may not be successful in identifying appropriate acquisition candidates, integrating acquired companies or businesses, or realizing expected value from acquisitions. There is significant competition for valuable acquisition targets, and we may not be able to acquire other companies or businesses on attractive terms. No assurance can be given that we will pursue future acquisitions, and our ability to grow and successfully compete may be impaired if we choose not to pursue or are unable to successfully make acquisitions.
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
We have significant maturities of unsecured debt each year. While we have reduced our reliance on unsecured funding in recent years, it remains an important component of our capital structure and financing plans. At December 31, 2017, approximately $3.6 billion in principal amount of total outstanding consolidated unsecured debt is scheduled to mature in 2018, and approximately $1.7 billion and $2.3 billion is scheduled to mature in 2019 and 2020, respectively. We also obtain short-term funding from the sale of floating-rate demand notes, all of which the holders may elect to have redeemed at any time without restriction. At December 31, 2017, approximately $3.2 billion in principal amount of demand notes were outstanding, which is not included in the amount of unsecured debt described above. We also rely substantially on secured funding. At December 31, 2017, approximately $7.5 billion in principal amount of total outstanding consolidated secured long-term debt is scheduled to mature in 2018, approximately $8.4 billion is scheduled to mature in 2019, and approximately $6.9 billion is scheduled to mature in 2020. Furthermore, at December 31, 2017, approximately $28.8 billion in certificates of deposit at Ally Bank are scheduled to mature in 2018, which is not included in the amounts provided above. Additional funding, whether through deposits or borrowings, will be required to fund a substantial portion of the debt maturities over these periods.
We continue to rely as well on our ability to borrow from other financial institutions, and many of our primary bank facilities are up for renewal on a yearly basis. Any weakness in market conditions, tightening of credit availability, or other events referenced earlier in this risk factor could have a negative effect on our ability to refinance these facilities and could increase the costs of bank funding. Ally and Ally Bank

Ally Financial Inc. • Form 10-K

also continue to access the securitization markets. While those markets have continued to stabilize following the liquidity crisis that commenced in 2007–2008, there can be no assurances that these sources of liquidity will remain available to us.
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
We have a significant amount of indebtedness apart from deposit liabilities. At December 31, 2017, we had approximately $56.8 billion in principal amount of indebtedness outstanding (including $36.9 billion in secured indebtedness). Interest expense on our indebtedness constituted approximately 21% of our total financing revenue and other interest income for the year ended December 31, 2017. We also have the ability to create additional indebtedness.
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
The markets for automotive financing, insurance, banking (including corporate finance and mortgage finance), and brokerage are extremely competitive, and competitive pressures could adversely affect our business and financial results.
The markets for automotive financing, insurance, banking (including corporate finance and mortgage finance), and brokerage are highly competitive, and we expect competitive pressures only to intensify in the future, especially in light of the regulatory and supervisory environments in which we operate, technological innovations that alter the barriers to entry, current and evolving economic and market conditions, changing customer preferences and consumer and business sentiment, and government monetary and fiscal policies. Refer to the section above titled Industry and Competition in Part I, Item 1 of this report. Competitive pressures may drive us to take actions that we might otherwise eschew, such as lowering the interest rates or fees on loans, raising the interest rates on deposits, or adopting more liberal underwriting standards. These pressures also may accelerate actions that we might otherwise elect to defer, such as substantial investments in systems or infrastructure. Whatever the reason, actions that we take in response to competition may adversely affect our results of operations and financial condition. These consequences could be exacerbated if we are not successful in introducing new products and services, achieving market acceptance of our products and services, developing and maintaining a strong customer base, or prudently managing expenses.
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
Some of our current credit ratings are below investment grade, which negatively impacts our access to liquidity and increases our borrowing costs in the banking and capital markets. If our credit ratings were to be downgraded further or were to otherwise fail to meet investor expectations or demands, our borrowing costs and access to the banking and capital markets could become even more challenging and, as a result, negatively affect our business and financial results. In addition, downgrades of our credit ratings or their failure to meet investor expectations or demands could result in more restrictive terms and conditions being added to any new or replacement financing arrangements as well as trigger disadvantageous provisions of existing borrowing arrangements.
Challenging business, economic, or market conditions may adversely affect our business, results of operations, and financial condition.
Our businesses are driven by wealth creation in the economy, robust market activity, monetary and fiscal stability, and positive investor, business, and consumer sentiment. A downturn in economic conditions, disruptions in the equity or debt markets, high unemployment or underemployment, depressed vehicle or housing prices, unsustainable debt levels, unfavorable changes in interest rates, declines in household incomes, deteriorating consumer or business sentiment, consumer or commercial bankruptcy filings, or declines in the strength of national or local economies could decrease demand for our products and services, increase the amount and rate of delinquencies and losses, raise our operating and other expenses, and negatively impact the returns on and the value of our loans, investment portfolio, and other assets. Further, if a significant and sustained increase in fuel prices or other adverse conditions were to lead to diminished new and used vehicle purchases or prices, our automotive finance and insurance businesses could suffer considerably. In addition, concerns about the pace of economic growth

Ally Financial Inc. • Form 10-K

and uncertainty about fiscal and monetary policies can result in significant volatility in the financial markets and could impact our ability to obtain cost-effective funding. If any of these events were to occur or worsen, our business, results of operation, and financial condition could be adversely affected.
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
We have repurchase and indemnification obligations in our securitizations and whole-loan sales. If we were to breach a representation, warranty, or covenant in connection with a securitization or whole-loan sale, we may be required to repurchase the affected loans or leases or otherwise compensate investors or purchasers for losses caused by the breach. If the scale or frequency of repurchases or indemnification payments were to increase substantially from its present levels, our results of operations and financial condition could be adversely affected. In such a circumstance, we also could suffer reputational damage, become subject to stricter supervisory scrutiny, and find our access to capital and banking markets more limited or more costly.
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
We employ various hedging strategies to mitigate the interest rate, foreign exchange, and market risks inherent in many of our assets and liabilities. Our hedging strategies rely considerably on assumptions and projections regarding our assets and liabilities as well as general market factors. If any of these assumptions or projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates, foreign exchange rates, and other market factors, we may experience volatility in our earnings that could adversely affect our profitability and financial condition. In addition, we may not be able to find market participants that are willing to act as our hedging counterparties on acceptable terms or at all, which could have an adverse effect on the success of our hedging strategies.
We use estimates and assumptions in determining the value or amount of many of our assets and liabilities. If our estimates or assumptions prove to be incorrect, our cash flow, profitability, financial condition, and business prospects could be adversely affected.
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
Market prices for securities and other financial assets are subject to considerable fluctuation. Fluctuations may result, for example, from perceived changes in the value of the asset, the relative price of alternative investments, shifts in investor sentiment, geopolitical events, actual or expected changes in monetary or fiscal policies, and general market conditions. Due to these kinds of fluctuations, the amount that

Ally Financial Inc. • Form 10-K

we realize in the subsequent sale of an investment may significantly differ from the last reported value and could negatively affect our financial results. Additionally, negative fluctuations in the value of available-for-sale investment securities could result in unrealized losses recorded in equity.
Changes in accounting standards could adversely affect our reported revenues, expenses, profitability, and financial condition.
Our financial statements are subject to the application of GAAP, which are periodically revised or expanded. The application of GAAP is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB, the SEC, banking agencies, and our independent registered public accounting firm. Those changes are beyond our control but could adversely affect our revenues, expenses, profitability, or financial condition. Refer to Note 1 to the Consolidated Financial Statements for several financial accounting standards recently issued by the FASB with effective dates between January 1, 2018, and January 1, 2020.
The financial system is highly interrelated, and the failure of even a single financial institution could adversely affect us.
The financial system is highly interrelated, including as a result of lending, trading, clearing, counterparty, and other relationships. We have exposure to and routinely execute transactions with a wide variety of financial institutions, including brokers, dealers, commercial banks, and investment banks. If any of these institutions were to become unstable, were to fail in meeting its obligations in full and on time, or were to enter bankruptcy, conservatorship, or receivership, the consequences could ripple throughout the financial system and may adversely affect our business, results of operations, financial condition, or prospects. Because of interrelationships within the financial system, this could occur even if the institution itself were not systemically important or perceived to play a meaningful role in the stable functioning of the financial markets.
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
The performance and value of our business could be negatively impacted by any reputational harm that we may suffer. This harm could arise from negative publicity outside of our control or our failure to adequately address issues arising from our conduct or in connection with the financial services industry generally. Risks to our reputation could arise in any number of contexts—for example, stricter regulatory or supervisory environments, cyber incidents and other security breaches, inabilities to meet customer expectations, mergers and acquisitions, lending or banking practices, actual or perceived conflicts of interest, failures to prevent money laundering, inappropriate conduct by employees, and inadequate corporate governance.
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

Ally Financial Inc. • Form 10-K

The market price of our common stock could be adversely impacted by anti-takeover provisions in our organizational documents and Delaware law that could delay or prevent a takeover attempt or change in control of Ally or by other banking, antitrust, or corporate laws that have or are perceived as having an anti-takeover effect.
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

•
limiting the ability of our stockholders to call and bring business before special meetings of stockholders by requiring any requesting stockholders to hold at least 25% of our common stock in the aggregate.

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
Banking and antitrust laws, including associated regulatory-approval requirements, also impose significant restrictions on the acquisition of direct or indirect control over any BHC like Ally or any insured depository institution like Ally Bank.
Any provision of our organizational documents or applicable law that deters, hinders, or prevents a non-negotiated takeover or change in control of Ally could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal corporate offices are located in Detroit, Michigan, and Charlotte, North Carolina. In Detroit, we lease approximately 317,000 square feet of office space under a lease that expires in December 2028. In Charlotte, we lease approximately 233,000 square feet of office space under a variety of leases expiring between November 2019 and May 2024. In September 2017, we entered into a new agreement, scheduled to commence in April 2021, to lease approximately 543,000 square feet of office space in Charlotte under a lease that is expected to expire in March 2036. Under the new lease we plan to consolidate our three current Charlotte, North Carolina locations, through a series of phases, as the existing leases expire.
The primary offices for both our Automotive Finance and Insurance operations are located in Detroit, and are included in the totals referenced above. The primary office for our Mortgage Finance operations is located in Charlotte, where, in addition to the totals referenced above, we lease approximately 84,000 square feet of office space under a lease that expires in December 2022. Upon expiration, our Mortgage Finance operations will relocate to the consolidated office space in Charlotte, North Carolina, referenced above. The primary office for our Corporate Finance operations is located in New York, New York, where we lease approximately 55,000 square feet of office space under a lease that expires in June 2023.
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

Part II
Ally Financial Inc. • Form 10-K

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “ALLY.” At December 31, 2017, we had 437,053,936 shares of common stock outstanding, compared to 467,000,306 shares at December 31, 2016. The following table sets forth, for the periods indicated, the reported high and low sale prices for our common stock on the NYSE, and the cash dividends declared on our common stock.

($ per share)	High	Low	Cash dividends declared
Year ended December 31, 2017
First quarter	$23.62	$19.05	$0.08
Second quarter	21.75	18.11	0.08
Third quarter	24.32	20.65	0.12
Fourth quarter	29.50	23.90	0.12
Year ended December 31, 2016
First quarter	$18.99	$14.55	$—
Second quarter	18.76	14.84	—
Third quarter	20.14	15.37	0.08
Fourth quarter	20.60	16.68	0.08
Holders
As of February 16, 2018, we had approximately 35 holders of record of our common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2017.

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (1)) (b) (in thousands)
Equity compensation plans approved by security holders	7,644	—	30,134
Total	7,644	—	30,134

(a)	Includes restricted stock units outstanding under the Incentive Compensation Plan and deferred stock units outstanding under the Non-Employee Directors Equity Compensation Plan.

(b)	Includes 27,178,115 securities available for issuance under the plans identified in (a) above and 2,955,655 securities available for issuance under Ally’s Employee Stock Purchase Plan.

Ally Financial Inc. • Form 10-K

Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the S&P 500 index and the S&P Financials index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on April 10, 2014 (the date our common stock first commenced trading on the NYSE), and its relative performance is tracked through December 31, 2017. The returns shown are based on historical results and are not intended to suggest future performance.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Ally under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Recent Sales of Unregistered Securities
Ally did not have any sales of unregistered securities in the last three fiscal years.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended December 31, 2017.

Three months ended December 31, 2017	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
October 2017	1,779	$24.77	1,779	$526
November 2017	2,148	26.33	2,148	470
December 2017	3,106	28.74	3,106	380
Total	7,033	27.00	7,033

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)	Excludes brokerage commissions.

(c)	On June 28, 2017, we announced a common stock repurchase program of up to $760 million. The program commenced in the third quarter of 2017 and will expire on June 30, 2018.

Ally Financial Inc. • Form 10-K

Item 6.    Selected Financial Data
The selected historical financial information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in Part II, Item 7 of this report, and our Consolidated Financial Statements and the notes thereto. The historical financial information presented may not be indicative of our future performance.
The following table presents selected Consolidated Statement of Income, earnings per common share, and market price data.

($ in millions, except per share data; shares in thousands)	2017	2016	2015	2014	2013
Total financing revenue and other interest income	$8,322	$8,305	$8,397	$8,391	$8,093
Total interest expense	2,857	2,629	2,429	2,783	3,319
Net depreciation expense on operating lease assets	1,244	1,769	2,249	2,233	1,995
Net financing revenue and other interest income	4,221	3,907	3,719	3,375	2,779
Total other revenue	1,544	1,530	1,142	1,276	1,484
Total net revenue	5,765	5,437	4,861	4,651	4,263
Provision for loan losses	1,148	917	707	457	501
Total noninterest expense	3,110	2,939	2,761	2,948	3,405
Income from continuing operations before income tax expense (benefit)	1,507	1,581	1,393	1,246	357
Income tax expense (benefit) from continuing operations (a)	581	470	496	321	(59)
Net income from continuing operations	926	1,111	897	925	416
Income (loss) from discontinued operations, net of tax	3	(44)	392	225	(55)
Net income	$929	$1,067	$1,289	$1,150	$361
Basic earnings per common share (b) (c):
Net income (loss) from continuing operations	$2.04	$2.25	$(3.47)	$1.36	$(1.51)
Net income (loss)	2.05	2.15	(2.66)	1.83	(1.64)
Weighted-average common shares outstanding	453,704	481,105	482,873	481,155	420,166
Diluted earnings per common share (b) (c):
Net income (loss) from continuing operations	$2.03	$2.24	$(3.47)	$1.36	$(1.51)
Net income (loss)	2.04	2.15	(2.66)	1.83	(1.64)
Weighted-average common shares outstanding (d)	455,350	482,182	482,873	481,934	420,166
Market price per common share (c):
High closing	$29.41	$20.40	$23.88	$25.21
Low closing	18.22	14.90	18.33	20.12
Period-end closing	29.16	19.02	18.64	23.62
Cash dividends declared per common share	$0.40	$0.16	—	$—
Period-end common shares outstanding	437,054	467,000	481,980	480,095

(a)
As a result of the Tax Cuts and Jobs Act of 2017 (the Tax Act) an additional $119 million of tax expense was incurred during 2017 as further described in Note 23 to the Consolidated Financial Statements.

(b)
Includes shares related to share-based compensation that vested but were not yet issued for the years ended December 31, 2017, 2016, 2015, and 2014. Preferred stock dividends for the year ended December 31, 2015, include $2,364 million recognized in connection with the partial redemption of the Series G Preferred Stock and the repurchase of the Series A Preferred Stock. These dividends represent an additional return to preferred stockholders calculated as the excess consideration paid over the carrying amount derecognized.

(c)
In April 2014, we completed an initial public offering (IPO) of 95 million shares of common stock at $25 per share. In connection with the IPO, we effected a 310-for-one stock split on shares of our common stock, $0.01 par value per share. Accordingly, these references to share and per share amounts relating to common stock have been adjusted, on a retroactive basis, to recognize the 310-for-one stock split.

(d)
Due to antidilutive effect of the net loss from continuing operations attributable to common stockholders for the year ended December 31, 2015, and 2013, basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

Ally Financial Inc. • Form 10-K

The following table presents selected Consolidated Balance Sheet and ratio data.

December 31, ($ in millions)	2017	2016	2015	2014	2013
Selected period-end balance sheet data:
Total assets	$167,148	$163,728	$158,581	$151,631	$150,908
Total deposit liabilities	$93,256	$79,022	$66,478	$58,203	$53,326
Long-term debt	$44,226	$54,128	$66,234	$66,380	$69,230
Preferred stock	$—	$—	$696	$1,255	$1,255
Total equity	$13,494	$13,317	$13,439	$15,399	$14,208
Financial ratios:
Return on average assets (a)	0.57%	0.68%	0.84%	0.77%	0.23%
Return on average equity (a)	6.89%	7.80%	8.69%	7.77%	1.92%
Equity to assets (a)	8.28%	8.69%	9.65%	9.86%	12.02%
Common dividend payout ratio (b)	19.51%	7.44%	—%	—%	—%
Net interest spread (a) (c) (d)	2.58%	2.49%	2.44%	2.26%	1.73%
Net yield on interest-earning assets (a) (d) (e)	2.71%	2.63%	2.57%	2.41%	2.03%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)	Common dividend payout ratio was calculated using basic earnings per common share.

(c)
Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.

(d)
Amounts for the years ended December 31, 2015, 2014, and 2013, were adjusted to include previously excluded equity investments and related income on equity investments. Refer to the section titled Statistical Tables within MD&A for additional information.

(e)	Net yield on interest-earning assets represents net financing revenue and other interest income as a percentage of total interest-earning assets.

Ally Financial Inc. • Form 10-K

As of January 1, 2015, Ally became subject to the rules implementing the 2010 Basel III capital framework in the United States (U.S. Basel III), which reflect new and higher capital requirements, capital buffers, and new regulatory capital definitions, deductions and adjustments. Certain aspects of U.S. Basel III, including the new capital buffers and regulatory capital deductions, are subject to a phase-in period through December 31, 2018. To assess our capital adequacy against the full impact of U.S. Basel III, we also present “fully phased-in” information that reflects regulatory capital rules that will take effect as of January 1, 2019. Refer to Note 21 to the Consolidated Financial Statements for further information. The following table presents selected regulatory capital data.

	Under Basel III (a)						Under Basel I (c)
	Transitional			Fully phased-in (b)
December 31, ($ in millions)	2017	2016	2015	2017	2016	2015	2014	2013
Common Equity Tier 1 capital ratio	9.53%	9.37%	9.21%	9.46%	9.13%	8.74%	9.64%	8.84%
Tier 1 capital ratio	11.25%	10.93%	11.10%	11.22%	10.88%	11.06%	12.55%	11.79%
Total capital ratio	12.94%	12.57%	12.52%	12.91%	12.52%	12.47%	13.24%	12.76%
Tier 1 leverage ratio (to adjusted quarterly average assets) (d)	9.53%	9.54%	9.73%	9.53%	9.53%	9.73%	10.94%	10.23%
Total equity	$13,494	$13,317	$13,439	$13,494	$13,317	$13,439	$15,399	$14,208
Preferred stock	—	—	(696)	—	—	(696)	(1,255)	(1,255)
Goodwill and certain other intangibles	(283)	(272)	(27)	(294)	(293)	(27)	(27)	(27)
Deferred tax assets arising from net operating loss and tax credit carryforwards (e)	(224)	(410)	(392)	(280)	(683)	(980)	(1,310)	(1,639)
Other adjustments	250	343	183	250	343	183	(219)	79
Common Equity Tier 1 capital	13,237	12,978	12,507	13,170	12,684	11,919	12,588	11,366
Preferred stock	—	—	696	—	—	696	1,255	1,255
Trust preferred securities	2,491	2,489	2,520	2,491	2,489	2,520	2,546	2,544
Deferred tax assets arising from net operating loss and tax credit carryforwards	(56)	(273)	(588)	—	—	—	—	—
Other adjustments	(44)	(47)	(58)	(44)	(47)	(58)	—	—
Tier 1 capital	15,628	15,147	15,077	15,617	15,126	15,077	16,389	15,165
Qualifying subordinated debt and other instruments qualifying as Tier 2	1,113	1,174	932	1,113	1,174	932	237	271
Qualifying allowance for credit losses and other adjustments	1,233	1,098	996	1,233	1,098	996	668	969
Total capital	$17,974	$17,419	$17,005	$17,963	$17,398	$17,005	$17,294	$16,405
Risk-weighted assets (f)	$138,933	$138,539	$135,844	$139,185	$138,987	$136,354	$130,590	$128,575

(a)
U.S. Basel III became effective for us on January 1, 2015, subject to transitional provisions primarily related to deductions and adjustments impacting Common Equity Tier 1 capital and Tier 1 capital. On November 21, 2017, the FRB and other U.S. banking agencies finalized a rule that extends the period for applying existing capital requirements to a targeted set of items that are subject to transition provisions under U.S. Basel III. Specifically, the rule indefinitely postpones certain remaining phase-in requirements for capital deductions and adjustments for investments in unconsolidated financial institutions, mortgage servicing assets, and certain deferred tax assets, none of which have a material impact on our regulatory capital position.

(b)
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

(c)	Capital ratios as of and prior to December 31, 2014, are presented under the U.S. Basel I capital framework.

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
All forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, which may change over time and many of which are beyond our control. You should not rely on any forward-looking statement as a prediction or guarantee about the future. Actual future objectives, strategies, plans, prospects, performance, conditions, or results may differ materially from those set forth in any forward-looking statement. While no list of assumptions, risks, or uncertainties could be complete, some of the factors that may cause actual results or other future events or circumstances to differ from those in forward-looking statements include:

•	evolving local, regional, national, or international business, economic, or political conditions;

•
changes in laws or the regulatory or supervisory environment, including as a result of recent financial services legislation, regulation, or policies or changes in government officials or other personnel;

•	changes in monetary, fiscal, or trade laws or policies, including as a result of actions by government agencies, central banks, or supranational authorities;

•	changes in accounting standards or policies, including CECL;

•
changes in the automotive industry or the markets for new or used vehicles, including the rise of vehicle sharing and ride hailing, the development of autonomous and alternative-energy vehicles, and the impact of demographic shifts on attitudes and behaviors toward vehicle ownership and use;

•
disruptions or shifts in investor sentiment or behavior in the securities, capital, or other financial markets, including financial or systemic shocks and volatility or changes in market liquidity, interest or currency rates, or valuations;

•	changes in business or consumer sentiment, preferences, or behavior, including spending, borrowing, or saving by businesses or households;

•	changes in our corporate or business strategies, the composition of our assets, or the way in which we fund those assets;

•	our ability to execute our business strategy for Ally Bank, including its digital focus;

•
our ability to optimize our automotive finance and insurance businesses and to continue diversifying into and growing other consumer and commercial lines of business, including mortgage finance, corporate finance, brokerage, and wealth management;

•	our ability to develop capital plans that will be approved by the FRB and our ability to implement them, including any payment of dividends or share repurchases;

•	our ability to effectively manage capital or liquidity consistent with evolving business or operational needs, risk management standards, and regulatory or supervisory requirements;

•	our ability to cost-effectively fund our business and operations, including through deposits and the capital markets;

•	changes in any credit rating assigned to Ally, including Ally Bank;

•	adverse publicity or other reputational harm to us or our senior officers;

•	our ability to develop, maintain, or market our products or services or to absorb unanticipated costs or liabilities associated with those products or services;

•
our ability to innovate, to anticipate the needs of current or future customers, to successfully compete, to increase or hold market share in changing competitive environments, or to deal with pricing or other competitive pressures;

•
the continuing profitability and viability of our dealer-centric automotive finance and insurance businesses, especially in the face of competition from captive finance companies and their automotive manufacturing sponsors and challenges to the dealer’s role as intermediary between manufacturers and purchasers;

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

•	our ability to appropriately underwrite loans that we originate or purchase and to otherwise manage credit risk;

•	changes in the credit, liquidity, or other financial condition of our customers, counterparties, service providers, or competitors;

•	our ability to effectively deal with economic, business, or market slowdowns or disruptions;

•	judicial, regulatory, or administrative investigations, proceedings, disputes, or rulings that create uncertainty for, or are adverse to, us or the financial services industry;

•	our ability to address stricter or heightened regulatory or supervisory requirements and expectations;

•	the performance and availability of third-party service providers on whom we rely in delivering products and services to our customers and otherwise conducting our business and operations;

•	our ability to maintain secure and functional financial, accounting, technology, data processing, or other operating systems or infrastructure, including our capacity to withstand cyberattacks;

•
the adequacy of our corporate governance, risk management framework, compliance programs, or internal controls over financial reporting, including our ability to control lapses or deficiencies in financial reporting or to effectively mitigate or manage operational risk;

•	the efficacy of our methods or models in assessing business strategies or opportunities or in valuing, measuring, estimating, monitoring, or managing positions or risk;

•	our ability to keep pace with changes in technology that affect us or our customers, counterparties, service providers, or competitors;

•	our ability to successfully make and integrate acquisitions;

•	the adequacy of our succession planning for key executives or other personnel and our ability to attract or retain qualified employees;

•	natural or man-made disasters, calamities, or conflicts, including terrorist events and pandemics; or

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
Overview
Ally Financial Inc. (together with its consolidated subsidiaries unless the context requires otherwise, Ally, the Company, or we, us, or our) is a leading digital financial services company and top 25 U.S. financial holding company (FHC) offering diversified financial products and services for consumers, businesses, automotive dealers, and corporate clients. Ally operates with a distinctive brand, an innovative approach, and a relentless focus on our customers. We are a Delaware corporation and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956 as amended and an FHC under the Gramm-Leach-Bliley Act of 1999 as amended. We are one of the largest full service automotive finance operations in the country with a legacy that dates back to 1919, a deep expertise in automotive lending, and a complementary automotive-focused insurance business. Our wholly-owned banking subsidiary, Ally Bank, has received numerous industry awards for its services and capabilities and is one of the largest and most respected online banks, uniquely positioned for the observed shifting trends in consumer banking preferences for digital banking. Ally Bank’s assets and operating results are included within our Automotive Finance, Mortgage Finance, and Corporate Finance segments, as well as Corporate and Other, based on its underlying business activities.
We offer mortgage lending services and a variety of deposit and other banking products, including CDs, online savings, money market and checking accounts, and IRA products. We also promote a cash back credit card. We have recently integrated a growing digital wealth management and online brokerage platform to enable consumers to have a variety of options in managing their savings and wealth. Additionally, through our corporate finance business, we primarily offer senior secured leveraged cash flow and asset-based loans to middle-market companies.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
Our Dealer Financial Services is one of the largest full service automotive finance operations in the country and offers a wide range of financial services and insurance products to approximately 18,500 automotive dealerships and approximately 4.3 million customers. We have deep dealer relationships that have been built throughout our history of nearly 100 years, and we are leveraging competitive strengths to expand our dealer footprint. Our dealer-centric business model encourages dealers to use our broad range of products through incentive programs like our Ally Dealer Rewards program, which rewards individual dealers based on the depth and breadth of our relationship. Our automotive finance services include providing retail installment sales contracts, loans and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, warehouse lines to companies, fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles and equipment, and vehicle remarketing services. We also offer retail VSCs and commercial insurance primarily covering dealers’ wholesale vehicle inventories. We are a leading provider of VSCs, GAP, and vehicle maintenance contracts (VMCs).
Automotive Finance
Our Automotive Finance operations provide U.S.-based automotive financing services to consumers and automotive dealers, and automotive and equipment financing services to companies and municipalities. Our dealer-focused business model, value added products and services, full spectrum lending, and business expertise proven over many credit cycles make us a premier automotive finance company. For consumers, we provide retail financing and leasing for new and used vehicles, including recreational vehicles (RVs). In addition, our Commercial Services Group (CSG) provides automotive financing for small businesses and automotive and equipment financing for companies and municipalities. At December 31, 2017, our CSG and RV channels had $7.3 billion and $1.8 billion, respectively, of retail loans outstanding. Through our commercial automotive financing operations, we fund dealer purchases of new and used vehicles through wholesale floorplan financing. At December 31, 2017, our Automotive Finance operations had $114.1 billion of assets and generated $4.1 billion of total net revenue in 2017. We manage commercial account servicing for approximately 3,800 dealers that utilize our floorplan inventory lending or other commercial loans. We provide consumer asset servicing for a $79.7 billion portfolio at December 31, 2017. The extensive infrastructure, technology, and analytics of our servicing operations as well as the experience of our servicing personnel enhance our ability to minimize our loan losses and enable us to deliver a favorable customer experience to both our dealers and their retail customers. During 2017, we continued to reposition our origination profile to focus on capital optimization and risk-adjusted returns. In 2017, total retail and lease originations were $34.7 billion, a decline of $1.3 billion compared to 2016.
Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers that originate loans and leases for their retail customers to acquire new and used vehicles. Ally and other automotive finance providers purchase these loans and leases from automotive dealers, which are independently owned businesses and are the primary customers of our automotive finance business. As the marketplace evolves, our growth strategy continues to focus on diversifying our operations by expanding into different products, responding to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers, and continuing to strengthen and expand our network of dealer relationships. To enhance our automotive finance offerings, relationships, and digital capabilities, in 2017 we built upon the platform acquired from the 2016 purchase of Blue Yield and introduced Clearlane, an online automotive lender exchange, expanding our direct-to-consumer capabilities and providing an end-to-end digital platform for consumers seeking financing and dealers looking to drive online sales. In addition to providing a digital direct-to-consumer channel for Ally to acquire automotive loans, Clearlane is a fee-based business that generates revenue by successfully referring leads to automotive lenders and insurance providers, and enhances our ability to partner with other direct lending institutions and digital automotive distributors. Additionally, we expanded our relationship with Carvana, a leading eCommerce platform for buying used cars, to provide up to approximately $2.0 billion in purchases of retail installment sales contracts and warehouse financing for Carvana. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers.
The Growth channel was established as a formal channel in 2012 to focus on developing dealer relationships beyond our existing relationships that primarily were developed through our role as a captive finance company historically for the GM and Chrysler brands, and was recently expanded to include our direct-to-consumer lending offering, and other online automotive retailers. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to Ally products and services. The success of the Growth channel has been a key enabler to converting our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have approximately 12,000 dealer relationships, of which nearly 11,000 are franchised dealers (from brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda, and others), RV dealers, or used vehicle only retailers that have a national presence.
Over the past several years, we have continued to focus on the used vehicle segment primarily through franchised dealers, which has resulted in used vehicle financing volume growth. The highly-fragmented used vehicle financing market, with a total financing opportunity represented by over 270 million vehicles in operation, provides an attractive opportunity that we believe will further expand and support our dealer relationships and increase our risk-adjusted return on retail loan originations. In January 2018, we expanded our relationship with

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

DriveTime, the nation’s second largest vehicle retailer focused solely on used vehicles, to provide up to $750 million for the purchase of retail installment sales contracts.
For consumers, we provide retail automotive financing and leasing for new and used vehicles. Retail financing for the purchase of vehicles generally takes the form of installment sales financing. During both 2017 and 2016, we originated a total of approximately 1.3 million automotive loans and leases, totaling approximately $34.7 billion and $36.0 billion, respectively. Since the end of 2014, we have experienced growth in our consumer retail automotive loan portfolio and a significant reduction in lease assets. This shift in our portfolio mix has contributed to an increase in provision expense for loan losses. Consumer lease residuals are not included in the allowance for loan losses as changes in the expected residual values on consumer leases are included in depreciation expense over the remaining life of the lease. Our risk to future fluctuations in used vehicle values has diminished in recent years as our lease assets have declined materially. As of December 31, 2017, operating lease assets, net of accumulated depreciation, decreased 55%, to $8.7 billion, since December 31, 2014. While all leases are exposed to potential reductions in used vehicle values, only loans where we take possession of the vehicle are affected by potential reductions in used vehicle values.
Our consumer automotive financing operations generate revenue through finance charges or lease payments and fees paid by customers on retail contracts and leases. When the lease contract is originated, we estimate the residual value of the leased vehicle at lease termination. Periodically we revise the projected residual value of the leased vehicle at lease termination and adjust depreciation expense over the remaining life of the lease if appropriate. Given the fluctuations in used vehicle values, our actual sales proceeds from remarketing the vehicle may be higher or lower than the projected residual value which results in gains or losses on lease termination. During 2017, we recognized $124 million of gains on lease terminations, compared to $213 million of gains in 2016. Remarketing gains decreased in 2017 due to lower used vehicle prices and a decline in lease termination volume.
We continue to maintain a diverse mix of product offerings across a broad risk spectrum, subject to underwriting policies that reflect our risk appetite. Our current operating results continue to increasingly reflect our ongoing strategy. The strategy to grow used vehicle financing—the market opportunity for which has increased year over year with continued growth in used vehicle sales—has provided volume at lower credit tiers, which to date has provided higher-yielding loans and an increase in provision expense in line with our expectations for credit performance of the portfolio. While we predominately focus on prime-lending markets, we seek to be a meaningful lender to a wide spectrum of borrowers and continue to carefully measure risk versus return. We place great emphasis on our risk management and risk-based pricing policies and practices.
Our commercial automotive financing operations primarily fund dealer inventory purchases of new and used vehicles, commonly referred to as wholesale floorplan financing. This represents the largest portion of our commercial automotive financing business. Wholesale floorplan loans are secured by vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral and/or other credit enhancements (e.g., personal guarantees from dealership owners) are typically obtained to further mitigate credit risk. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles. Interest on wholesale automotive financing is generally payable monthly and is indexed to a floating rate benchmark. The rate for a particular dealer is based on, among other considerations, competitive factors and the dealer’s creditworthiness. During 2017, we financed an average of $31.6 billion of dealer vehicle inventory through wholesale floorplan financings. Other commercial automotive lending products, which averaged $5.8 billion during 2017, consist of automotive dealer term loans, including those to finance dealership land and buildings, dealer fleet financing, and other equipment financing. We also provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. In 2017, Ally and other parties, including dealers, fleet rental companies, and financial institutions, utilized SmartAuction to sell approximately 356,000 vehicles to dealers and other commercial customers. SmartAuction served as the remarketing channel for 56% of Ally’s off-lease vehicles.
Insurance
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide VSCs, VMCs, GAP products, and other ancillary products desired by consumers. We also underwrite selected commercial insurance coverages, which primarily insure dealers’ wholesale vehicle inventory. In the third quarter of 2017, we completed the national roll-out of ClearGuard, a new protection product designed to minimize the risk to dealers, on the SmartAuction platform, of arbitration claims for eligible vehicles sold at auction. Additionally, during the third quarter of 2017, we were awarded a long-term commitment to continue as the preferred VSC and protection plan provider for GM Canada. Our Insurance operations had $7.5 billion of assets at December 31, 2017, and generated $1.1 billion of total net revenue in 2017.
In addition to our product offerings, we provide consultative services and training to assist dealers in optimizing Finance and Insurance results, achieving high levels of customer satisfaction, and achieving regulatory compliance. Our services also include an advisory role to the dealer relative to the necessary liability and physical damage coverages for a dealership.
Our VSCs for retail customers offer owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. These VSCs are marketed to the public through automotive dealerships and on a direct response basis. The VSCs cover virtually all vehicle makes and models. We also offer GAP products, which allow the recovery of a specified economic loss beyond the covered vehicle’s value in the event the vehicle is damaged or stolen and declared a total loss. We continue to

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

evolve our product suite and digital capabilities to position our business for future opportunities through growing third-party relationships and sales through our online automotive lending exchange Clearlane.
Ally Premier Protection is our flagship vehicle service contract offering which was launched nationwide in June 2015, and provides coverage for new and used vehicles of virtually all makes and models. As we broadened our business beyond GM, Ally Premier Protection replaced the General Motors Protection Plan nameplate, which was discontinued in 2016.
Wholesale vehicle inventory insurance for dealers provides physical damage protection for dealers’ floorplan vehicles. Among dealers to whom we provide wholesale financing, our wholesale insurance product penetration rate is approximately 79%. Dealers who receive wholesale financing from Ally are eligible for wholesale insurance incentives, such as automatic eligibility in our preferred insurance programs. In April 2017, we entered into a one-year reinsurance agreement to obtain excess of loss coverage for our vehicle inventory insurance product, including catastrophe coverage for weather-related events, to help manage our level of risk.
A significant aspect of our Insurance operations is the investment of proceeds from premiums and other revenue sources. We use these investments to satisfy our obligations related to future claims at the time these claims are settled. Our Insurance operations have an Investment Committee, which develops investment guidelines and strategies. The guidelines established by this committee reflect our risk appetite, liquidity requirements, regulatory requirements, and rating agency considerations, among other factors.
Mortgage Finance
Our Mortgage Finance operations consist of held-for-investment and held-for-sale consumer mortgage finance loan portfolios. We acquire mortgage loans through two primary channels including bulk purchases of high-quality jumbo and low-to-moderate income (LMI) mortgage loans originated by third parties, as well as direct-to-consumer mortgage offerings through Ally Home. The combination of our bulk portfolio purchase program and our direct-to-consumer strategy provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.
Our bulk loan purchase program acquires loans beyond our current customer base and seeks to purchase only from sellers with the financial capacity to support strong representations and warranties and who have the industry knowledge and experience to originate high-quality assets. Our bulk loan purchases are held-for-investment. During the year ended December 31, 2017, we purchased $4.5 billion of mortgage loans that were originated by third parties. Through our direct-to-consumer channel, introduced late in 2016, we offer a variety of competitively-priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment partner. In March 2017, we broadened our product suite with the addition of the HomeReady® mortgage loan, a Fannie Mae product designed to serve creditworthy, low- to moderate-income borrowers. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo mortgages are originated as held-for-investment.
Currently, all servicing for our portfolios of mortgage loans is performed by a third party and no mortgage servicing rights are created. Our Mortgage Finance operations had $11.7 billion of assets at December 31, 2017, and generated $136 million of total net revenue in 2017.
Corporate Finance
Our Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle market companies. We believe our attractive deposit-based funding model coupled with our expanded product offerings and deep industry relationships provide an advantage over our competition, which includes other banks as well as publicly and privately held finance companies. Our Corporate Finance lending portfolio is almost entirely composed of first lien, first out loans. Our primary focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, restructurings, and working capital. The portfolio is well diversified across multiple industries including retail, manufacturing, distribution, service companies, and other specialty sectors. These specialty sectors include our Healthcare and Technology Finance verticals. The Healthcare vertical provides financing across the healthcare spectrum including services, pharmaceuticals, manufacturing, and medical devices and supplies. Our Technology Finance vertical, which was launched in the fourth quarter of 2015, provides financing solutions to venture capital-backed, technology-based companies. Additionally, in 2017 we launched a commercial real estate product focused on lending to skilled nursing facilities, senior housing, medical office buildings, and hospitals. Our target commitment hold level for individual exposures ranges from $20 million to $100 million for individual borrowers, depending on product type. We also selectively arrange larger transactions that we may retain on-balance sheet or syndicate to other lenders. By syndicating loans to other lenders, we are able to provide larger financing commitments to our customers and generate loan syndication fee income while limiting our risk exposure to individual borrowers. Loan facilities typically include both a revolver and term loan component. All of our loans are floating rate facilities with maturities ranging from two to seven years. In certain instances, we may be offered the opportunity to make small investments in our borrowers, where we could benefit from potential appreciation in the company’s value. Another smaller complementary product offering that helps strengthen our reputation as a full spectrum provider of financing solutions for borrowers includes selectively offering second out loans on certain transactions and issuing letters of credit through Ally Bank.
As we continue to strengthen our origination platform and expand into additional product offerings, we have prudently grown our lending portfolio while maintaining credit discipline as we believe this asset class offers attractive returns and diversification benefits to our broader lending portfolio. Our Corporate Finance operations had $4.0 billion of assets at December 31, 2017, and generated $212 million of total net revenue in 2017.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Corporate and Other
Corporate and Other primarily consists of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes activity related to the Ally CashBack credit card, certain equity investments, which primarily consist of Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments.
In May 2017, we launched Ally Invest, our digital brokerage and wealth management offering that combines the platform we acquired from the acquisition of TradeKing Group, Inc. (TradeKing) in June 2016 with our award-winning online banking products in a single, convenient customer experience that provides low-cost investing with competitive deposit products. Through Ally Invest, we are able to offer a broader array of personal finance products through a fully-integrated digital consumer platform centered around self-directed products and digital advisory services. Our value proposition is based on the combination of attractive pricing, a broad product offering for active and passive investors, and outstanding client-focused and user-friendly customer service that is accessible 24 hours a day, seven days a week, via the phone, web or email—consistent with the Ally brand.
Ally Invest provides clients with services including self-directed trading for a variety of securities including stocks, options, ETFs, mutual funds, and fixed-income products through Ally Invest Securities. Ally Invest Securities also offers margin lending, which allows customers to borrow money by using securities and cash currently held in their accounts as collateral. Through Ally Invest Forex, we offer self-directed investors and traders the ability to trade over fifty currency pairs through a state-of-the-art forex trading platform. Through Ally Invest Futures, we provide investors and traders with access to futures markets and the ability to trade a variety of futures contracts including metals, commodities, agriculture, global indices, bonds, and currencies.
Ally Invest also provides digital advisory services to clients through web-based solutions, informational resources, and virtual interaction through Ally Invest Advisors, an SEC-registered investment advisor. These services have emerged as a fast-growing segment within the financial services industry over the past several years. The program provides clients the opportunity to obtain professional portfolio management services in return for a fee that is based upon the client’s assets under management (AUM). Ally Advisors consists of a number of core managed portfolios that hold ETFs diversified across asset class, industry sector, and geography, which are customized for each client based on risk tolerance, investment time horizon and wealth ratio.
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
Ally Bank Deposits
Ally Bank—our direct banking platform, is focused on growing a stable deposit base and deepening relationships with our 1.4 million primary deposit customers driven by our compelling brand and strong value proposition. We obtain retail deposits directly from customers through direct banking via the internet, telephone, mobile, and mail channels. We have grown our direct banking activities and established a strong brand that is based on a promise of being straightforward, easy to use, and offering high-quality customer service. Ally has consistently increased its share of the direct banking deposit market and remains one of the largest direct banks in terms of retail deposit balances. Our segment results include cost of funds associated with product offerings. Noninterest costs associated with deposit gathering activities were $263 million for the year ended December 31, 2017, and are allocated to each segment based on their relative balance sheets.
Our products and services are designed to develop long-term customer relationships and capitalize on the shift in consumer preference for direct banking. Our direct online bank offers a full spectrum of deposit product offerings, such as savings and money market accounts, interest-bearing checking accounts, certificates of deposit (CDs), including several raise-your-rate CD terms, individual retirement account (IRA) deposit products, accounts for trust, Zelle® person-to-person payments services, eCheck remote deposit capture, and mobile banking. In addition, brokered deposits are obtained through third-party intermediaries. At December 31, 2017, Ally Bank had $93.2 billion of deposits, including $77.9 billion of retail deposits. Over the past several years, the continued growth of our retail base has contributed to a more favorable mix of lower cost deposit-based funding. The recent growth in total deposits has been primarily attributable to our retail deposit portfolio—particularly within retail CDs, as we capitalized on a shift in consumer preference from savings accounts to CDs. Our savings and money market accounts also continued to grow in 2017. Strong retention rates and customer acquisition, reflecting the strength of the brand, continue to drive growth in retail deposits. Moreover, our brokered deposit portfolio continued to grow, driven by the addition of Ally Invest customer cash and an increase in brokered CDs. During 2017, the deposit base at Ally Bank grew $14.4 billion, an increase of approximately 18% from December 31, 2016.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

We believe we are well-positioned to continue to benefit from the consumer driven-shift from branch banking to direct banking as demonstrated by the growth we have experienced. Our 1.4 million deposit customers and 2.7 million retail bank accounts as of December 31, 2017, reflects an increase from 1.2 million and 2.3 million, respectively as compared to the same period in 2016. According to a 2017 American Bankers Association survey, 72% of customers prefer to do their banking most often via digital and other direct channels (internet, mobile, telephone, and mail). Furthermore, over the past five years, estimated direct banking deposits as a percentage of the broader retail deposits market increased by approximately 1.8 percentage points, from 6.3% to 8.1%. We have received a positive response to innovative savings and other deposit products and have been recognized as a “best online bank” by industry and consumer publications. Ally Bank’s competitive direct banking includes online and mobile banking features such as electronic bill pay, remote deposit, and electronic funds transfer nationwide, with innovative interfaces such as banking through Alexa-enabled devices, and no minimum balance requirements.
In the future, we intend to continue to grow and invest in our direct online bank and further capitalize on the shift in consumer preference for direct banking with expanded digital capabilities and customer-centric products that utilize advanced analytics for personalized interactions and other technologies that improve efficiency, security, and the customer’s emotional connection to the brand. We are focused on growing, deepening, and further leveraging the customer relationships and brand loyalty that exist with Ally Bank and its customers as a catalyst for future loan and deposit growth, as well as revenue opportunities that arise from introducing Ally Bank deposit customers to our digital wealth management offering, Ally Invest.
Funding and Liquidity
Our funding strategy largely focuses on maintaining a diversified mix of retail and brokered deposits, public and private asset-backed securitizations, committed credit facilities, and public unsecured debt. These funding sources are managed across products, markets, and investors to enhance funding flexibility and limit dependence on any one source, resulting in a more cost-effective long-term funding strategy.
Prudent expansion of asset originations at Ally Bank and continued growth of a stable deposit base continues to be the cornerstone of our long-term liquidity strategy. Retail deposits provide a low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings than other funding sources. At December 31, 2017, deposit liabilities totaled $93.3 billion, which reflects an increase of $14.2 billion. During the year, deposits as a percentage of total liability-based funding increased nine percentage points to 63% at December 31, 2017.
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our automotive loan portfolios. During 2017, we issued $7.3 billion in secured funding backed by retail automotive loans, leases, and dealer floorplan automotive assets. Secured funding transactions continue to be an attractive source of funding due to continued securitization structural efficiencies and the established market. Additionally, for retail loans and leases, the term structure of the transaction locks in funding for a specified pool of loans and leases. Once a pool of retail automotive loans is selected and placed into a securitization, the underlying assets and corresponding debt amortize simultaneously resulting in committed and matched funding for the life of the asset. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining committed secured facilities.
As we continue to migrate assets to Ally Bank and grow our bank funding capabilities, our reliance on parent company liquidity has been reduced. At December 31, 2017, 82% of Ally’s total assets were within Ally Bank. This compares to approximately 75% as of December 31, 2016. Funding sources at the parent company generally consist of longer-term unsecured debt, asset-backed securitizations, and private committed credit facilities. At December 31, 2017, we had $3.6 billion and $1.7 billion of unsecured long-term debt principal maturing in 2018 and 2019, respectively. We plan to reduce our reliance on market-based funding and continue to replace a significant portion of our unsecured term debt with lower cost deposit funding.
The strategies outlined above have allowed us to build and maintain a conservative liquidity position. Total available liquidity at December 31, 2017, was $18.1 billion. Absolute levels of liquidity decreased during 2017 as a result of liability and equity management transactions.
Credit Strategy
Within our Automotive Finance operations, we are a full spectrum automotive finance lender with the majority of our loan originations underwritten within the prime-lending markets. During 2017, our strategy for originations was to optimize the deployment of stockholder capital by focusing on our risk-adjusted returns against available origination opportunities. Our loan originations resulting from our current underwriting strategy continue to impact the composition of our overall portfolio by shifting the credit mix to reflect more used, higher loan-to-value (LTV), extended term, Growth channel, nonprime, and nonsubvented business. Our Mortgage Finance operations acquire mortgage loans through two primary channels including bulk purchases of high-quality jumbo and low-to-moderate income (LMI) mortgage loans originated by third parties, as well as direct-to-consumer mortgage offerings through Ally Home. Our bulk loan purchase program acquires loans beyond our current customer base and seeks to purchase only from sellers with the financial capacity to support strong representations and warranties and who have the industry knowledge and experience to originate high-quality assets. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo mortgages are originated as held-for-investment. Currently, all servicing for our portfolios of mortgage loans is performed by a third party and no mortgage servicing rights are created.
During the year ended December 31, 2017, the credit performance of our portfolios reflected our diversification through our underwriting strategy. Total nonperforming consumer automotive loans increased slightly due to portfolio growth, but remained relatively stable as compared to our outstanding consumer automotive finance receivables and loans. Net charge-offs of our consumer automotive assets

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

increased due to the seasoning of recent vintages entering their peak loss periods, reflecting our underwriting strategy to originate loans across a broad credit spectrum and expand our risk-adjusted returns, as well as lower average sales proceeds on repossessed vehicles as compared to 2016. Total nonperforming commercial loans decreased primarily due to reductions within our Corporate Finance portfolio as a result of the payoff of a larger loan and the recognition of a partial charge-off on a loan that was restructured during the year, as well as lower dealer inventory levels in our commercial automotive portfolio year over year. While we experienced a small increase in our net charge-offs within our Corporate Finance portfolio, commercial credit continues to perform favorably. We have completed our sixth consecutive year with the net charge-off rate of our commercial automotive portfolio less than or equal to one basis point. The increase in total nonperforming consumer mortgage loans was primarily due to the impact of the hurricanes that occurred during the third quarter of 2017, portfolio seasoning, and growth of the portfolio. Our provision for loan losses increased to $1.1 billion in 2017 from $917 million in 2016. The increase was primarily due to our consumer automotive portfolio and reflects higher net charge-offs realized as a result of our strategy to achieve higher risk-adjusted returns by originating assets across a broad credit spectrum, and retail asset growth. Additionally, provision expense increased due to estimated impacts of hurricanes that occurred during the third quarter of 2017, which most notably impacted our consumer automotive portfolio.
During 2017, the U.S. economy continued to modestly expand and consumer confidence remained strong. The labor market remained healthy during the year, with the unemployment rate falling to 4.1% as of December 31, 2017. Our credit portfolios will continue to be impacted by the overall economy, used vehicle and housing price levels, unemployment levels, and their impact to our borrowers. We experienced downward pressure on used vehicle values in 2017 and expect that may continue throughout 2018.
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

Year ended December 31, ($ in millions)	2017	2016	2015	Favorable/(unfavorable) 2017–2016 % change	Favorable/(unfavorable) 2016–2015 % change
Total net revenue (loss)
Dealer Financial Services
Automotive Finance	$4,068	$3,971	$3,664	2	8
Insurance	1,118	1,097	1,090	2	1
Mortgage Finance	136	97	57	40	70
Corporate Finance	212	147	114	44	29
Corporate and Other	231	125	(64)	85	n/m
Total	$5,765	$5,437	$4,861	6	12
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$1,220	$1,380	$1,335	(12)	3
Insurance	168	157	211	7	(26)
Mortgage Finance	20	34	11	(41)	n/m
Corporate Finance	114	71	50	61	42
Corporate and Other	(15)	(61)	(214)	75	71
Total	$1,507	$1,581	$1,393	(5)	13
n/m = not meaningful

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by line of business.

Year ended December 31, ($ in millions)	2017	2016	2015	Favorable/(unfavorable) 2017–2016 % change	Favorable/(unfavorable) 2016–2015 % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$8,322	$8,305	$8,397	—	(1)
Total interest expense	2,857	2,629	2,429	(9)	(8)
Net depreciation expense on operating lease assets	1,244	1,769	2,249	30	21
Net financing revenue and other interest income	4,221	3,907	3,719	8	5
Other revenue
Insurance premiums and service revenue earned	973	945	940	3	1
Gain on mortgage and automotive loans, net	68	11	45	n/m	(76)
Loss on extinguishment of debt	(7)	(5)	(357)	(40)	99
Other gain on investments, net	102	185	155	(45)	19
Other income, net of losses	408	394	359	4	10
Total other revenue	1,544	1,530	1,142	1	34
Total net revenue	5,765	5,437	4,861	6	12
Provision for loan losses	1,148	917	707	(25)	(30)
Noninterest expense
Compensation and benefits expense	1,095	992	963	(10)	(3)
Insurance losses and loss adjustment expenses	332	342	293	3	(17)
Other operating expenses	1,683	1,605	1,505	(5)	(7)
Total noninterest expense	3,110	2,939	2,761	(6)	(6)
Income from continuing operations before income tax expense	1,507	1,581	1,393	(5)	13
Income tax expense from continuing operations	581	470	496	(24)	5
Net income from continuing operations	$926	$1,111	$897	(17)	24
n/m = not meaningful
2017 Compared to 2016
We earned net income from continuing operations of $926 million for the year ended December 31, 2017, compared to $1.1 billion for the year ended December 31, 2016. During the year ended December 31, 2017, results were favorably impacted by higher net financing revenue across all lending operations resulting from a continued focus on optimizing portfolio growth through pricing actions and originating loans across a broader credit spectrum within our Automotive Finance operations, and growth within our Mortgage Finance and Corporate Finance operations. Higher investment securities balances and a more favorable interest rate environment also contributed to higher yields on our earnings assets. Results were also favorably impacted by higher gains on the sale of automotive loans and higher insurance premiums and service revenue earned. These items were more than offset by runoff in our legacy GM operating lease portfolio, higher provision expense related to our focus on originating across a broader credit spectrum with appropriate risk-adjusted returns, and estimated impacts from hurricane related activity during the third quarter of 2017. Results were also unfavorably impacted by higher noninterest expense to support the launch and growth of our consumer and commercial product offerings, technology and digital investments, and lower realized gains on investments. Additionally, net income was unfavorably impacted by $119 million of income tax expense driven primarily by a one-time impact of the passage of tax reform legislation during the fourth quarter of 2017 as further described in Note 23 to the Consolidated Financial Statements, and a nonrecurring tax benefit in the second quarter of 2016 due to a U.S. tax reserve release related to a prior-year federal return that reduced our liability for unrecognized tax benefits by $175 million, both of which were partially offset by changes to our valuation allowance relating to capital-in-nature deferred tax assets and foreign tax credit carryforwards.
Net financing revenue and other interest income increased $314 million for the year ended December 31, 2017, compared to the year ended December 31, 2016. Income from our portfolio of investment securities and other earning assets, including cash and cash equivalents, increased $204 million for the year ended December 31, 2017, due primarily to growth of investment securities balances as we continue to utilize this portfolio to manage liquidity and generate a stable source of income. Net financing revenue and other interest income from our Automotive Finance operations increased, despite continued runoff of our legacy GM lease portfolio, which we expect to be substantially wound-down by the second quarter of 2018. Retail automotive financing revenue continued to benefit from our pricing actions and efforts to

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

reposition our origination profile to focus on capital optimization and risk-adjusted returns, as well as higher average retail asset levels. Commercial automotive financing revenue also increased during the period due to higher benchmark interest rates and an increase in average outstanding floorplan assets. Net financing revenue and other interest income within our Mortgage Finance operations was favorably impacted in 2017 by increased portfolio loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans and direct-to-consumer originations. Net financing revenue and other interest income within our Corporate Finance operations was favorably impacted in 2017 by our strategy to responsibly grow assets and our product suite within existing verticals while selectively pursuing opportunities to broaden industry and product diversification. Total interest expense increased 9% for the year ended December 31, 2017, compared to the year ended December 31, 2016. While we continue to shift borrowings toward more cost-effective deposit funding and to reduce our dependence on market-based funding through reductions in higher-cost secured and unsecured debt, interest expense increased as a result of higher borrowing levels to support the business and due to higher market rates across funding sources. Our total deposit liabilities increased to $93.3 billion as of December 31, 2017, as compared to $79.0 billion as of December 31, 2016.
Insurance premiums and service revenue earned increased to $973 million for the year ended December 31, 2017, as compared to $945 million for the year ended December 31, 2016, primarily due to higher vehicle inventory insurance rates and growth in our consumer finance protection and insurance products, partially offset by ceding of premiums under a one-year reinsurance agreement we entered into in April 2017.
Gain on mortgage and automotive loans increased to $68 million for the year ended December 31, 2017, as compared to $11 million for the year ended December 31, 2016. The increase was primarily driven by sales of certain previously written-down retail automotive loans related to consumers in Chapter 13 bankruptcy where borrowers continue to make payments to proactively manage our overall credit exposure, asset levels, and capital utilization.
Other gain on investments was $102 million for the year ended December 31, 2017, compared to $185 million for the year ended December 31, 2016. The decrease was due primarily to higher levels of sales of investment securities in 2016 that did not recur in 2017.
Other income increased to $408 million for the year ended December 31, 2017, as compared to $394 million for the year ended December 31, 2016. The increase for the year ended December 31, 2017, was primarily due to contributions from our Corporate Finance operations, which included an $11 million equity investment gain in the first quarter of 2017 and an increase in loan syndication income, as well as contributions from operations of Ally Invest included in our results subsequent to acquisition in the second quarter of 2016. This was partially offset by a decrease in servicing fee income at our Automotive Finance operations resulting from lower levels of off-balance sheet retail serviced assets.
The provision for loan losses was $1.1 billion for the year ended December 31, 2017, compared to $917 million for the year ended December 31, 2016. The increase in provision for loan losses was primarily driven by our consumer automotive portfolio, where we experienced higher net charge-offs as a result of our focus on originating across a broader credit spectrum by focusing on risk-adjusted returns. Additionally, provision expense increased in 2017 due to retail asset growth and the estimated impacts of hurricane activity that occurred during the third quarter of 2017, which most notably impacted our retail automotive loan portfolio. Refer to the Risk Management section of this MD&A for further discussion.
Noninterest expense was $3.1 billion for the year ended December 31, 2017, compared to $2.9 billion for the year ended December 31, 2016. The increase was primarily driven by expenses related to the growth of our consumer and commercial products, including the addition and integration of Ally Invest and Clearlane, as well as the expansion of our direct-to-consumer mortgage offering as we continue to enhance our digital wealth management offering, expand our product suite, and grow digital platforms for consumers and dealers. This increase was partially offset by lower insurance losses and loss adjustment expenses during the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the ceding of weather-related losses subject to a reinsurance agreement.
We recognized total income tax expense from continuing operations of $581 million for the year ended December 31, 2017, compared to $470 million for the year ended December 31, 2016. The increase in income tax expense for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily driven by $119 million of tax expense attributable to tax reform enacted on December 22, 2017, as further described in Note 23 to the Consolidated Financial Statements, and a nonrecurring tax benefit in the second quarter of 2016 due to a U.S. tax reserve release related to a prior-year federal return that reduced our liability for unrecognized tax benefits by $175 million. The increase in tax expense was partially offset by changes to our valuation allowance relating to capital-in-nature deferred tax assets and foreign tax credit carryforwards.
2016 Compared to 2015
We earned net income from continuing operations of $1.1 billion for the year ended December 31, 2016, compared to $897 million for the year ended December 31, 2015. The increase was primarily due to an increase in net financing revenue and other interest income and lower losses on the extinguishment of debt. Results for the year ended December 31, 2016, were also favorably impacted by increases in other gain on investments and other income, and a decrease in income tax expense. This was partially offset by a decrease in gain on mortgage and automotive loans, an increase in the provision for loan losses primarily due to a deliberate shift to originate loans across a broader credit spectrum, an increase in insurance losses and loss adjustment expenses as a result of higher weather-related losses in 2016, and an increase in other operating expenses.

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
Gain on mortgage and automotive loans decreased $34 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. The change was primarily due to nonrecurring sales of legacy troubled debt restructuring (TDR) mortgage loans in 2015.
Loss on extinguishment of debt decreased $352 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily due to the execution of tender offers for legacy, high-cost debt in 2015.
Other gain on investments was $185 million for the year ended December 31, 2016, compared to $155 million for the year ended December 31, 2015. The increase was due primarily to an increase in sales of securities compared to the year ended December 31, 2015.
Other income increased $35 million for the year ended December 31, 2016, compared to 2015, primarily due to an increase in servicing fee income at our Automotive Finance operations resulting from higher levels of off-balance sheet retail serviced assets.
The provision for loan losses was $917 million for the year ended December 31, 2016, compared to $707 million for the year ended December 31, 2015. The increase in provision for loan losses was primarily due to higher net charge-offs and higher reserve requirements in our consumer automotive portfolio as a result of our strategy to originate loans across a broader credit spectrum, and reserve releases within the commercial automotive portfolio in the prior year due to strong portfolio performance in 2015. This was partially offset by lower reserve requirements within our Mortgage Finance operations and lower loan growth in our consumer automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion.
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

Year ended December 31, ($ in millions)	2017	2016	2015	Favorable/(unfavorable) 2017–2016 % change	Favorable/(unfavorable) 2016–2015 % change
Net financing revenue and other interest income
Consumer	$3,882	$3,587	$3,230	8	11
Commercial	1,306	1,068	939	22	14
Loans held-for-sale	—	—	34	—	(100)
Operating leases	1,867	2,711	3,398	(31)	(20)
Other interest income	6	11	8	(45)	38
Total financing revenue and other interest income	7,061	7,377	7,609	(4)	(3)
Interest expense	2,104	1,943	1,931	(8)	(1)
Net depreciation expense on operating lease assets	1,244	1,769	2,249	30	21
Net financing revenue and other interest income	3,713	3,665	3,429	1	7
Other revenue
Gain (loss) on automotive loans, net	76	17	(23)	n/m	174
Other income	279	289	258	(3)	12
Total other revenue	355	306	235	16	30
Total net revenue	4,068	3,971	3,664	2	8
Provision for loan losses	1,134	924	696	(23)	(33)
Noninterest expense
Compensation and benefits expense	510	481	489	(6)	2
Other operating expenses	1,204	1,186	1,144	(2)	(4)
Total noninterest expense	1,714	1,667	1,633	(3)	(2)
Income from continuing operations before income tax expense	$1,220	$1,380	$1,335	(12)	3
Total assets	$114,089	$116,347	$115,636	(2)	1
n/m = not meaningful
Components of net operating lease revenue, included in amounts above, were as follows.

Year ended December 31, ($ in millions)	2017	2016	2015	Favorable/(unfavorable) 2017–2016 % change	Favorable/(unfavorable) 2016–2015 % change
Net operating lease revenue
Operating lease revenue	$1,867	$2,711	$3,398	(31)	(20)
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains)	1,368	1,982	2,600	31	24
Remarketing gains	(124)	(213)	(351)	(42)	(39)
Net depreciation expense on operating lease assets	1,244	1,769	2,249	30	21
Total net operating lease revenue	$623	$942	$1,149	(34)	(18)
Investment in operating leases, net	$8,741	$11,470	$16,271	(24)	(30)

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the average balance and yield of the loan and lease portfolios of our Automotive Financing operations.

	2017		2016		2015
Year ended December 31, ($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$66,502	5.80%	$64,230	5.52%	$60,549	5.27%
Commercial
Wholesale floorplan	31,586	3.37	29,989	2.86	28,070	2.69
Other commercial automotive (d)	5,802	4.15	5,202	4.00	4,628	3.99
Investment in operating leases, net (e)	9,791	6.36	13,791	6.83	18,058	6.36

(a)	Average balances are calculated using a daily average methodology.

(b)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements.

(c)	Includes the effects of derivative financial instruments designated as hedges.

(d)	Consists of automotive dealer term loans, including those to finance dealership land and buildings, dealer fleet financing, and other equipment financing.

(e)
Yield includes gains on sale of $124 million, $213 million, $351 million, for the years ended December 31, 2017, 2016, and 2015, respectively. Excluding these gains on sale, the yield would be 5.10%, 5.29%, and 4.42% for the years ended December 31, 2017, 2016, and 2015, respectively.

2017 Compared to 2016
Our Automotive Finance operations earned income from continuing operations before income tax expense of $1.2 billion for the year ended December 31, 2017, compared to $1.4 billion for the year ended December 31, 2016. During the year ended December 31, 2017, we continued to focus on pricing actions and repositioning our origination profile to focus on capital optimization and expanding risk-adjusted returns. As a result, we experienced higher consumer financing revenue primarily due to an increase in consumer portfolio yields and assets. We also experienced higher commercial financing revenue primarily due to higher yields resulting from higher benchmark interest rates. Additionally, we realized an increase in gains on the sale of automotive loans of $59 million during the year ended December 31, 2017. These favorable items were more than offset by a decrease in net operating lease revenue primarily resulting from the continued runoff of our legacy GM lease portfolio, as well as less favorable remarketing activity for the year ended December 31, 2017, compared to 2016, due to lower used vehicle prices and a decline in lease termination volume. We also experienced higher provision for loan losses resulting from higher net charge-offs, driven by the changing composition of our portfolio associated with our focus on originating across a more broad credit spectrum, higher retail asset levels, and the estimated impact of hurricane activities during the third quarter of 2017.
Consumer financing revenue increased $295 million for the year ended December 31, 2017, compared to 2016. The increase was primarily due to improved portfolio yields as a result of the execution of our pricing actions and continued focus on expanding risk-adjusted returns, as well as higher average retail loan balances.
Commercial financing revenue increased $238 million for the year ended December 31, 2017, compared to 2016. The increase was primarily due to higher yields resulting from higher benchmark interest rates and an increase in average outstanding floorplan assets resulting from higher average dealer inventory levels and vehicle prices. The increase was also due to an increase in non-floorplan dealer loan balances.
We recognized gains from the sale of automotive loans of $76 million for the year ended December 31, 2017, compared to $17 million for 2016. During the year ended December 31, 2017, we sold certain previously written-down retail automotive loans related to consumers in Chapter 13 bankruptcy where borrowers continue to make payments to proactively manage our overall credit exposure, asset levels, and capital utilization. A portion of the total gains on sale for the year ended December 31, 2017, was offset within Corporate and Other as a result of our FTP methodology.
Total net operating lease revenue decreased 34% for the year ended December 31, 2017, compared to 2016. The decrease was primarily due to the runoff of our legacy GM lease portfolio, which we expect to be substantially wound-down by the second quarter of 2018. The decrease was also due to less favorable remarketing activity. We recognized remarketing gains of $124 million for the year ended December 31, 2017, compared to gains of $213 million for 2016. Remarketing gains decreased in 2017 due to lower used vehicle prices and a decline in lease termination volume. Refer to the Lease Residual Risk Management section of this MD&A for further discussion.
The provision for loan losses was $1.1 billion for the year ended December 31, 2017, compared to $924 million for 2016. The increase in provision for loan losses for the year ended December 31, 2017, was primarily due to higher net charge-offs in our consumer automotive portfolio as a result of our focus on originating across a broader credit spectrum, retail asset growth, and the impact of hurricane activities during the third quarter of 2017. Refer to the Risk Management section of this MD&A for further discussion.
2016 Compared to 2015
Our Automotive Finance operations earned income from continuing operations before income tax expense of $1.4 billion for the year ended December 31, 2016, compared to $1.3 billion for the year ended December 31, 2015. Results for the year ended December 31, 2016, were favorably impacted by higher consumer financing revenue primarily due to the execution of our continued strategic focus on expanding risk-adjusted returns and an increase in retail assets, as well as higher commercial financing revenue primarily resulting from an increase in

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

dealer floorplan assets. The increase for the year ended December 31, 2016, was partially offset by an increase in provision for loan losses primarily due to higher net charge-offs and higher overall reserve requirements due to the changing composition of our portfolio to a broader credit spectrum, consistent with our underwriting strategy. In addition, the increase was partially offset by a decrease in net operating lease revenue primarily resulting from lower gains per unit and the runoff of our GM lease portfolio.
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
The provision for loan losses was $924 million for the year ended December 31, 2016, compared to $696 million in 2015. The increase was primarily due to higher net charge-offs and higher overall reserve requirements both due to the changing composition of our portfolio to a broader credit spectrum consistent with our underwriting strategy and reserve releases within the commercial automotive portfolio in the year ended December 31, 2015, due to strong portfolio performance in 2015. This was partially offset by lower loan growth in our consumer automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Automotive Financing Volume
Our Automotive Finance operations provide automotive financing services to consumers and automotive dealers. For consumers, we provide retail financing and leasing for new and used vehicles, and through our commercial automotive financing operations, we fund dealer purchases of new and used vehicles through wholesale floorplan financing and provide dealer term loans and automotive fleet financing. In 2016, we expanded operations to include our direct-to-consumer lending option.
Acquisition and Underwriting
Our underwriting process is focused on multidimensional risk factors and data driven risk-adjusted probabilities that are continuously monitored and routinely updated. Each application is placed into an analytical category based on specific aspects of the applicant’s credit profile and loan structure. We then evaluate the application by applying a proprietary credit scoring algorithm tailored to its applicable category. Inputs into this algorithm include, but are not limited to, proprietary scores and deal structure variables such as loan-to-value, new or used vehicle collateral, and term of financing. The output of the algorithm is used to sort applications into various credit tiers (S, A, B, C, D, and E). Credit tiers are used primarily to communicate to the dealer that submitted the application our preliminary indication of credit quality and pricing. This process is built on long established credit risk fundamentals to determine both the borrower’s ability and willingness to repay the loan. While advances in excess of 100% of the vehicle collateral value at loan origination—notwithstanding cash down and/or vehicle trade in value—are very typical in the industry (primarily due to additional costs such as mechanical warranty contracts, taxes, license, and title fees), our pricing, risk, and underwriting processes are rooted in statistical analysis to manage this risk.
In addition to our empirical approach of assessing risk, a majority of our applications are manually evaluated by an experienced team of dedicated underwriters prior to the decision to underwrite the loan. We have developed an automated process to expedite the review of applications with various combinations of credit factors that we have observed over time to substantially outperform or underperform in terms of net credit losses. As a result, there are many clusters of credit factors that will lead to an automated decision, rather than a small set of benchmark characteristics. Automated approvals are primarily limited to the highest quality credit tiers. For higher-risk transactions, underwriters often verify details of the application such as borrower income and employment through documentation provided by the borrower or alternative data sources from third parties.
Credit underwriters have a limited ability to approve exceptions to the guidelines contained in our underwriting criteria. Exceptions to our credit policies must be approved by credit underwriters with appropriate credit authority. Approved applicants that do not comply with our credit guidelines must have strong compensating factors that indicate a high willingness and ability of the applicant to repay the loan. For example, underwriting exceptions may include allowing a longer term or a greater ratio of payment-to-income, debt-to-income, or loan-to-value. We monitor exceptions to our underwriting criteria with the goal of limiting exceptions to a small portion of approved applications and originated loans, and rarely permit more than a single exception to avoid layered risk.
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
The amount we pay a dealer for a retail contract is based on the negotiated purchase price of the vehicle and any other products, such as service contracts, less any vehicle trade-in value, any down payment from the consumer, and any available automotive manufacturer incentives. Under the retail contract, the consumer is obligated to make payments in an amount equal to the purchase price of the vehicle (less any trade-in or down payment) plus finance charges at a rate negotiated between the consumer and the dealer. In addition, the consumer is responsible for charges related to past-due payments. When we purchase the contract, it is normal business practice for the dealer to retain some portion of the finance charge as income for the dealership. Our agreements with dealers place a limit on the amount of the finance charges they are entitled to retain. Although we do not own the vehicles we finance through retail contracts, we hold a perfected security interest in those vehicles.
With respect to consumer leasing, we purchase leases (and the associated vehicles) from dealerships. The purchase price of consumer leases is based on the negotiated price for the vehicle less any vehicle trade-in, any down payment from the consumer, and any available automotive manufacturer incentives. Under the lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value, down payment, or any available manufacturer incentives) exceeds the contract residual value (including residual support) of the vehicle at lease termination, plus lease rental charges. The consumer is also generally responsible for charges related to past due payments, excess mileage, excessive wear and tear, and certain disposal fees where applicable. At contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as vehicle age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness.
Periodically, we revise the projected value of the leased vehicle at termination based on current market conditions and adjust depreciation expense appropriately over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
Consumer leases are operating leases; therefore, credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease credit losses are primarily limited to past due payments and assessed fees. Since some of these fees are not assessed until the vehicle is returned, these losses on the lease portfolio are correlated with lease termination volume. Operating lease accounts over 30 days past due represented 1.41% and 1.33% of the portfolio at December 31, 2017, and 2016, respectively.
With respect to all financed vehicles, whether subject to a retail contract or a lease contract, we require that property damage insurance be obtained by the consumer. In addition, for lease contracts, we require that bodily injury, collision, and comprehensive insurance be obtained by the consumer.
During the year ended December 31, 2017, the credit performance of the consumer automotive portfolio reflected our underwriting strategy to originate consumer automotive assets across a broad risk spectrum through multiple products including used, high LTV, extended term, Growth channel, nonprime, and nonsubvented finance receivables and loans.
For the year ended December 31, 2017, our average buy rate for retail originations increased 42 basis points, relative to the year ended December 31, 2016, and 93 basis points relative to the year ended December 31, 2015. We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates at the time of origination, anticipated operating costs, and targeted return on equity. The increase in our average buy rate was primarily the result of an increase to interest rates and our strategy to increase our targeted return on equity and more focused deployment of stockholder capital. As a result of our strategy to achieve higher risk-adjusted returns by originating consumer automotive assets across a broader credit spectrum, we incurred higher provision expense and net charge-offs. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.8 billion, or approximately 12.9% of our total consumer automotive loans at December 31, 2017, as compared to $9.1 billion, or approximately 13.8% of our total consumer automotive loans at December 31, 2016.
The following table presents retail loan originations by credit tier.

Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®
Year ended December 31, 2017
S	$11.0	36	754
A	12.4	41	668
B	5.9	19	641
C	1.1	4	608
Total retail originations	$30.4	100	690
Year ended December 31, 2016
S	$10.6	32	760
A	13.6	42	669
B	6.8	21	642
C	1.6	5	608
Total retail originations	$32.6	100	688
Year ended December 31, 2015
S	$12.7	35	753
A	13.8	38	670
B	7.2	20	636
C	2.4	6	600
D	0.2	1	571
Total retail originations	$36.3	100	687

(a)
Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; loan-to-value ratio; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring. We originated an insignificant amount of retail loans classified as Tier D during the years ended December 31, 2017, and 2016; and Tier E during the years ended December 31, 2017, 2016, and 2015.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

Year ended December 31,	2017	2016	2015
0–71	20%	18%	21%
72–75	66	67	68
76 +	14	15	11
Total retail originations (a)	100%	100%	100%

(a)	Excludes RV loans.
Retail originations with a term of 76 months or more represented 14% of total retail originations for the year ended December 31, 2017, compared to 15%, for the same period in 2016. Substantially all of the loans originated with a term of 76 months or more during the years ended December 31, 2017, 2016, and 2015, were considered to be prime and in credit tiers S, A, or B. We define prime retail automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.
The following table presents the percentage of total outstanding retail loans by origination year.

December 31,	2017	2016	2015
Pre-2013	1%	4%	13%
2013	3	7	14
2014	7	13	24
2015	19	31	49
2016	30	45	—
2017	40	—	—
Total	100%	100%	100%
The 2017, 2016, and 2015 vintages comprise 89% of the overall retail portfolio as of December 31, 2017, and have higher average buy rates and expected losses than older vintages. The increases in average buy rate and expected loss were due to the execution of our targeted underwriting strategy to originate consumer automotive assets across a broad risk spectrum, and our continued focus on expanding risk-adjusted returns.
The following tables present the total retail loan and lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2017	2016	2015	2017	2016	2015
Used retail	$15,698	$15,259	$14,842	45	42	36
New retail standard	14,587	16,993	19,220	42	47	47
Lease	4,237	3,385	4,702	12	10	11
New retail subvented	163	367	2,244	1	1	6
Total consumer automotive financing originations (a) (b)	$34,685	$36,004	$41,008	100	100	100

(a)
Includes CSG originations of $3.8 billion, $3.6 billion, and $3.8 billion for the years ended December 31, 2017, 2016, and 2015, respectively, and RV originations of $459 million, $504 million, and $514 million for the years ended December 31, 2017, 2016, and 2015, respectively.

(b)
On September 16, 2015, we entered into agreements with Mitsubishi Motors Credit of America, Inc. (MMCA) affiliates providing us the beneficial interest in MMCA’s consumer loan and lease portfolio, which included $0.6 billion of retail and lease contracts in 2015. These assets have been excluded from the amounts presented.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2017	2016	2015	2017	2016	2015
Growth channel	$13,767	$13,082	$12,748	40	36	31
GM dealers	10,965	12,960	18,666	32	36	46
Chrysler dealers	9,953	9,962	9,594	28	28	23
Total consumer automotive financing originations (a)	$34,685	$36,004	$41,008	100	100	100

(a)	Excludes consumer loans and leases purchased from MMCA of $0.6 billion in 2015.
During the year ended December 31, 2017, total consumer originations decreased $1.3 billion, compared to 2016. The decrease was due to lower volume from the GM dealer channel with our continued focus on obtaining appropriate risk-adjusted returns over absolute levels of

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

originations. The decrease in GM volume during the year ended December 31, 2017, was partially offset by higher volume in the Growth channel.
We have included origination metrics by loan term and FICO® Score within this MD&A. However, the proprietary way we evaluate risk is based on multiple inputs as described in the section above titled Acquisition and Underwriting.
The following table presents the percentage of total retail loan and lease originations, in dollars, by FICO® Score.

Year ended December 31,	2017	2016	2015
740 +	26%	24%	26%
739–660	35	36	34
659–620	23	24	22
619–540	9	10	12
< 540	1	1	1
Unscored (a)	6	5	5
Total consumer automotive financing originations	100%	100%	100%

(a)	Unscored are primarily CSG contracts with entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 10% and 11% of total consumer originations for the years ended December 31, 2017, and 2016, respectively. Consumer loans and leases with FICO® Scores of less than 540 continued to comprise only 1% of total originations for the year ended December 31, 2017. Nonprime applications that are not automatically declined by our proprietary credit-scoring models for risk reasons are manually reviewed and decisioned by an experienced underwriting team. The nonprime portfolio is subject to more stringent underwriting criteria for certain loan attributes (e.g., payment-to-income, mileage, and maximum amount financed) and generally does not include any loans with a term of 76 months or more. For discussion of our credit risk management practices and performance, refer to the section titled Risk Management.
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
Servicing
We have historically serviced all retail contracts and leases we originated. However, our expansion into direct-to-consumer lending and other relationships have resulted in the employment of third-party servicers for a small portion of the portfolio. On occasion, we have sold a portion of the retail contracts we originated through whole-loan sales and securitizations, but generally retained the right to service and earn a servicing fee for our servicing functions.
Servicing activities consist largely of collecting and processing customer payments, responding to customer inquiries such as requests for payoff quotes, processing customer requests for account revisions (payment extensions and rewrites), maintaining a perfected security interest in the financed vehicle, monitoring certain vehicle insurance coverages, and disposing of off-lease and repossessed vehicles. Servicing activities are generally consistent across our Automotive Finance operations; however, certain practices may be influenced by local laws and regulations.
Our customers have the option to receive monthly billing statements and remit payment by mail or through electronic fund transfers, or to establish online web-based account administration through the Ally Account Center. Customer payments are processed by regional third-party processing centers that electronically transfer payment information to customers’ accounts.
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
During the collection process, we may offer a payment extension to a customer experiencing temporary financial difficulty. A payment extension enables the customer to delay monthly payments for 30, 60, or 90 days, thereby deferring the maturity date of the contract by the

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

length of extension. Extensions granted to a customer typically do not exceed 90 days in the aggregate during any 12-month period or 180 days in aggregate over the life of the contract. During the deferral period, we continue to accrue and collect finance charges on the contract as part of the deferral agreement. If the customer’s financial difficulty is not temporary and management believes the customer could continue to make payments at a lower payment amount, we may offer to rewrite the remaining obligation, extending the term and lowering the monthly payment obligation. In those cases, the principal balance generally remains unchanged while the interest rate charged to the customer generally increases. The use of extensions and rewrites help mitigate financial loss in those cases where management believes the customer will recover from short-term financial difficulty and resume regularly scheduled payments or can fulfill the obligation with lower payments over a longer period. Before offering an extension or rewrite, collection personnel evaluate and take into account the capacity of the customer to meet the revised payment terms. Generally, we do not consider extensions that fall within our policy guidelines to represent more than an insignificant delay in payment and, therefore, they are not considered TDRs. Although the granting of an extension could delay the eventual charge-off of an account, typically we are able to repossess and sell the related collateral, thereby mitigating the loss. At December 31, 2017, 12.0% of the total amount outstanding in the servicing portfolio had been granted an extension or was rewritten, compared to 9.4% at December 31, 2016. The increase was largely due to the impacts of hurricane activities experienced during the third quarter of 2017.
Subject to legal considerations, we normally begin repossession activity once an account becomes greater than 70 days past due. Repossession may occur earlier if management determines the customer is unwilling to pay, the vehicle is in danger of being damaged or hidden, or the customer voluntarily surrenders the vehicle. Approved third-party repossession vendors handle the repossession activity. After repossession, the customer is given a period of time to redeem or reinstate the vehicle by paying off the account or bringing the account current, respectively. If the vehicle is not redeemed or reinstated, it is sold at auction. If the proceeds do not cover the unpaid balance, including unpaid earned finance charges and allowable expenses, the resulting deficiency is charged-off. Asset recovery centers pursue collections on accounts that have been charged-off, including those accounts where the vehicle was repossessed, and skip accounts where the vehicle cannot be located.
At December 31, 2017, and 2016, our total consumer automotive serviced portfolio was $79.7 billion and $82.6 billion, respectively, compared to our consumer automotive on-balance sheet serviced portfolio of $76.3 billion and $77.0 billion. Refer to Note 12 for further information regarding servicing activities.
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

•
Internet auctions — Once the lessee and dealer decline their options to purchase, we offer off-lease vehicles to dealers and certain other third parties through our proprietary internet site (SmartAuction). This internet sales program seeks to maximize the net sales proceeds from off-lease vehicles by reducing the time between vehicle return and ultimate disposition, reducing holding costs, and broadening the number of prospective buyers. We use the internet auction ourselves, and also maintain the internet auction site and administer the auction process for third-party use. We earn a service fee for every third-party vehicle sold through SmartAuction, which includes the cost of ClearGuard coverage, our protection product designed to minimize the risk to dealers of arbitration claims for eligible vehicles. In 2017, approximately 356,000 vehicles were sold through the internet site.

•
Physical auctions — We dispose of our off-lease vehicles not purchased at termination by the lessee or dealer or sold on an internet auction through traditional third-party, physical auctions. We are responsible for handling decisions at the auction including arranging for inspections, authorizing repairs and reconditioning, and determining whether bids received at auction should be accepted.

We employ an internal team, including statisticians, to manage our analysis of projected used vehicle values and residual risk. This team aids in the pricing of new leases, managing the disposal process including vehicle concentration risk, geographic optimization of vehicles to maximize gains, disposal platform (internet vs. physical), and evaluating our residual risk on a real-time basis. This team tracks market movements of used vehicles using data down to the VIN level including trim and options, vehicle age, mileage, and seasonality factors that we feel are more relevant than other published indices (e.g., Manheim, NADA, etc.). This analysis includes vehicles sold on Ally’s SmartAuction platform, as well as vehicles sold through Manheim, ADESA, and over 200 independent physical auction sites. We believe this analysis gives us a competitive advantage over our peers.
Commercial Automotive Financing
Automotive Wholesale Dealer Financing
One of the most important aspects of our dealer relationships is supporting the sale of vehicles through wholesale floorplan financing. We primarily support automotive finance purchases by dealers of new and used vehicles manufactured or distributed before sale or lease to

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

the retail customer. Wholesale floorplan automotive financing, including syndicated loan arrangements, represents the largest portion of our commercial automotive financing business and is the primary source of funding for dealers’ purchases of new and used vehicles.
Wholesale credit is arranged through lines of credit extended to individual dealers. Wholesale floorplan loans are secured by the vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral (e.g., blanket lien over all dealership assets) and/or other credit enhancements (e.g., personal guarantees from dealership owners) are generally obtained to further mitigate credit risk. Furthermore, we benefit from automotive manufacturer repurchase arrangements, which serve as an additional layer of protection in the event of repossession of dealership inventory and/or dealership franchise termination. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. Interest on wholesale automotive financing is generally payable monthly. The majority of wholesale automotive financing is structured to yield interest at a floating rate indexed to London interbank offer rate (LIBOR) or the Prime Rate. The rate for a particular dealer is based on, among other things, competitive factors, the size of the account, and the dealer’s creditworthiness. Additionally, we make incentive payments to certain commercial automotive wholesale borrowers under our Ally Dealer Rewards Program and account for these payments as a reduction to interest income in the period they are earned.
Under the terms of the credit agreement with the dealer, we may demand payment of interest and principal on wholesale credit lines at any time. However, unless we terminate the credit line or the dealer defaults or the risk and exposure warrant, we generally require payment of the principal amount financed for a vehicle upon its sale or lease by the dealer to the customer.
Commercial Wholesale Financing Volume
The following table presents the percentage of average balance of our commercial wholesale floorplan finance receivables, in dollars, by product type and by channel.

	Average balance
Year ended December 31, ($ in millions)	2017	2016	2015
GM new vehicles	50%	47%	49%
Chrysler new vehicles	25	28	28
Growth new vehicles	13	13	12
Used vehicles	12	12	11
Total	100%	100%	100%
Total commercial wholesale finance receivables	$31,586	$29,989	$28,070
Average commercial wholesale financing receivables outstanding increased $1.6 billion during the year ended December 31, 2017, compared to 2016. The increase was primarily due to higher average dealer inventory levels and an increase in the mix of trucks and sport utility vehicles, which have higher average prices than cars. Dealer inventory levels are dependent on a number of factors including manufacturer production schedules and vehicle mix, sales incentives, and industry sales—all of which can influence future wholesale balances.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term loans and automotive fleet financing. Automotive dealer term loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate and/or other dealership assets, and are typically personally guaranteed by the individual owners of the dealership. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. In 2016, we began offering collateralized financing to mid-market companies, corporations, and municipalities for purchases such as construction and energy equipment, business aircraft, marine, healthcare equipment, rail cars, and more. Other commercial automotive loans, inclusive of our commercial lease portfolio, increased 12% to an average of $5.8 billion for the year ended December 31, 2017.
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
Dealers are assigned a risk rating based on various factors, including capital sufficiency, operating performance, and credit and payment history. The risk rating affects the amount of the line of credit and the ongoing risk management of the account. We monitor the level of borrowing under each dealer’s credit line daily. We may adjust the dealer’s credit line if warranted, based on the dealership’s vehicle sales rate, and temporarily suspend the granting of additional credit, or take other actions following evaluation and analysis of the dealer’s financial condition.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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

Year ended December 31, ($ in millions)	2017	2016	2015	Favorable/(unfavorable) 2017–2016 % change	Favorable/(unfavorable) 2016–2015 % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$973	$945	$940	3	1
Investment income, net (a)	130	136	134	(4)	1
Other income	15	16	16	(6)	—
Total insurance premiums and other income	1,118	1,097	1,090	2	1
Expense
Insurance losses and loss adjustment expenses	332	342	293	3	(17)
Acquisition and underwriting expense
Compensation and benefits expense	73	68	68	(7)	—
Insurance commissions expense	415	389	378	(7)	(3)
Other expenses	130	141	140	8	(1)
Total acquisition and underwriting expense	618	598	586	(3)	(2)
Total expense	950	940	879	(1)	(7)
Income from continuing operations before income tax expense	$168	$157	$211	7	(26)
Total assets	$7,464	$7,172	$7,053	4	2
Insurance premiums and service revenue written	$996	$948	$977	5	(3)
Combined ratio (b)	96.8%	98.7%	92.8%

(a)
Includes realized gains on investments of $78 million, $84 million, and $85 million for the years ended December 31, 2017, 2016, and 2015, respectively; and interest expense of $50 million, $47 million, and $50 million for the years ended December 31, 2017, 2016, and 2015, respectively.

(b)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

2017 Compared to 2016
Our Insurance operations earned income from continuing operations before income tax expense of $168 million for the year ended December 31, 2017, compared to income of $157 million for the year ended December 31, 2016. The increase for the year ended December 31, 2017, was primarily due to higher vehicle inventory insurance rates, and lower weather-related losses as a result of a one-year reinsurance agreement entered into in April 2017, partially offset by lower realized investment income.
Insurance premiums and service revenue earned was $973 million for the year ended December 31, 2017, compared to $945 million for the year ended December 31, 2016. The increase for the year ended December 31, 2017, was primarily due to higher vehicle inventory insurance rates and growth in our consumer finance protection and insurance products, partially offset by ceding of premiums under a one-year reinsurance agreement we entered into in April 2017.
Insurance losses and loss adjustment expenses totaled $332 million for the year ended December 31, 2017, compared to $342 million for 2016. The decrease for the year ended December 31, 2017, was primarily due to the ceding of weather-related losses subject to a reinsurance agreement. The ceding of weather-related losses primarily drove the decrease in the combined ratio to 96.8% for the year ended December 31, 2017, compared to 98.7% for the year ended December 31, 2016.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Insurance losses and loss adjustment expenses totaled $342 million for the year ended December 31, 2016, compared to $293 million for 2015. The increase was due to higher weather-related losses driven by severe hailstorms. The same higher weather-related losses drove the increase in the combined ratio to 98.7% for the year ended December 31, 2016, compared to 92.8% for the year ended December 31, 2015. Higher weather-related losses were partially offset by a decrease in non-weather-related losses driven by lower loss experience for VSC products.
Premium and Service Revenue Written
The following table summarizes premium and service revenue written by insurance product.

Year ended December 31, ($ in millions)	2017	2016	2015
Vehicle service contracts
New retail	$453	$444	$436
Used retail	464	427	485
Reinsurance (a)	(206)	(189)	(178)
Total vehicle service contracts (b)	711	682	743
Vehicle inventory insurance	191	191	169
Other finance and insurance (c)	94	75	65
Total	$996	$948	$977

(a)	Reinsurance represents the transfer of premiums and risk from an Ally insurance company to a third-party insurance company.

(b)	VSC revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern.

(c)	Other finance and insurance includes GAP coverage, VMCs, ClearGuard, and other ancillary products.
Insurance premiums and service revenue written was $996 million for the year ended December 31, 2017, compared to $948 million for 2016. The increase for the year ended December 31, 2017, was primarily due to higher VSC and GAP volume, and higher vehicle inventory insurance rates, partially offset by the ceding of vehicle inventory insurance premiums under a one-year reinsurance agreement we entered into in April 2017 to obtain excess of loss coverage for our vehicle inventory insurance product, which allows us to strategically manage our level of risk.
Insurance premiums and service revenue written was $948 million for the year ended December 31, 2016, compared to $977 million in 2015. The decrease was primarily due to increased dealer reinsurance participation and lower VSC volume, partially offset by an increase in wholesale premiums. While increased dealer reinsurance participation may result in lower written premiums being retained by us, this arrangement helps drive strong relationships with our dealer network.
Cash and Investments
A significant aspect of our Insurance operations is the investment of proceeds from premiums and other revenue sources. We use these investments to satisfy our obligations related to future claims at the time these claims are settled. Our Insurance operations have an Investment Committee, which develops guidelines and strategies for these investments. The guidelines established by this committee reflect our risk appetite, liquidity requirements, regulatory requirements, and rating agency considerations, among other factors.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

December 31, ($ in millions)	2017	2016
Cash
Noninterest-bearing cash	$298	$273
Interest-bearing cash	983	612
Total cash	1,281	885
Available-for-sale securities
Debt securities
U.S. Treasury	380	299
U.S. States and political subdivisions	773	744
Foreign government	154	162
Agency mortgage-backed residential	613	633
Mortgage-backed residential	174	227
Mortgage-backed commercial	22	39
Asset-backed	—	6
Corporate debt	1,256	1,443
Total debt securities	3,372	3,553
Equity securities	518	595
Total available-for-sale securities	3,890	4,148
Total cash and securities	$5,171	$5,033

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

Year ended December 31, ($ in millions)	2017	2016	2015	Favorable/(unfavorable) 2017–2016 % change	Favorable/(unfavorable) 2016–2015 % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$308	$250	$177	23	41
Interest expense	176	153	120	(15)	(28)
Net financing revenue and other interest income	132	97	57	36	70
Gain on mortgage loans, net	3	—	—	n/m	—
Other income, net of losses	1	—	—	n/m	—
Total other revenue	4	—	—	n/m	—
Total net revenue	136	97	57	40	70
Provision for loan losses	8	(4)	7	n/m	157
Noninterest expense
Compensation and benefits expense	23	13	5	(77)	(160)
Other operating expenses	85	54	34	(57)	(59)
Total noninterest expense	108	67	39	(61)	(72)
Income from continuing operations before income tax expense	$20	$34	$11	(41)	n/m
Total assets	$11,708	$8,307	$6,461	41	29
n/m = not meaningful
2017 Compared to 2016
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $20 million and $34 million for the years ended December 31, 2017, and 2016, respectively. The decrease for the year ended December 31, 2017, was primarily due to an increase in noninterest expense driven by continued build out of the direct-to-consumer offering and asset growth as well as higher provision for loan losses. This decrease was partially offset by an increase in net financing revenue and other interest income driven by increased portfolio loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans and direct-to-consumer originations.
Net financing revenue and other interest income was $132 million and $97 million for the years ended December 31, 2017, and 2016, respectively. The increase in net financing revenue and other interest income was primarily due to increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans. During the year ended December 31, 2017, we purchased $4.5 billion of mortgage loans that were originated by third parties, compared to $3.7 billion during the year ended December 31, 2016.
Gain on sale of mortgage loans increased $3 million for the year ended December 31, 2017, compared to 2016, as a result of direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment partner.
The provision for loan losses increased $12 million for the year ended December 31, 2017, compared to 2016. The increase for the year ended December 31, 2017, was primarily due to lower loss reserve requirements in 2016, which resulted from the seasoning of the loan portfolio and the alignment of reserves to favorable loss experience. Provision expense also increased as a result of estimated impacts of hurricane activity which occurred during the third quarter of 2017 as well as growth in the loan portfolio. The portfolio continues to demonstrate strong credit performance consistent with expectations.
Total noninterest expense was $108 million for the year ended December 31, 2017, compared to $67 million for the year ended December 31, 2016. The increase was driven by continued expansion of the direct-to-consumer offering and asset growth.
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
The provision for loan losses decreased $11 million for the year ended December 31, 2016, compared to 2015. The decrease was primarily due to lower reserve requirements as the portfolio seasoned and reserves were aligned to more favorable loss experience.
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

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
December 31, 2017
Adjustable-rate	$2,579	23	3.35%	$42	56.82%	774
Fixed-rate	8,824	77	4.02	212	62.02	771
Total	$11,403	100	3.87	$254	60.84	772
December 31, 2016
Adjustable-rate	$2,488	31	3.34%	$42	57.94%	773
Fixed-rate	5,633	69	4.02	131	60.47	772
Total	$8,121	100	3.81	$173	59.69	772

(a)	Represents UPB net of charge-offs.

(b)	Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.

(c)	Updated to reflect changes in credit score since loan origination.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

Year ended December 31, ($ in millions)	2017	2016	2015	Favorable/(unfavorable) 2017–2016 % change	Favorable/(unfavorable) 2016–2015 % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$256	$192	$143	33	34
Interest expense	89	71	54	(25)	(31)
Net financing revenue and other interest income	167	121	89	38	36
Total other revenue	45	26	25	73	4
Total net revenue	212	147	114	44	29
Provision for loan losses	22	10	9	(120)	(11)
Noninterest expense
Compensation and benefits expense	47	38	32	(24)	(19)
Other operating expenses	29	28	23	(4)	(22)
Total noninterest expense	76	66	55	(15)	(20)
Income from continuing operations before income tax expense	$114	$71	50	61	42
Total assets	$3,979	$3,183	$2,677	25	19
2017 Compared to 2016
Our Corporate Finance operations earned income from continuing operations before income tax expense of $114 million for the year ended December 31, 2017, compared to $71 million for the year ended December 31, 2016. The increase was driven by our strategy to responsibly grow our lending portfolio and extend our product suite while selectively pursuing opportunities to broaden industry and product diversification. Results were also favorably impacted by a gain on an equity investment in the first quarter of 2017, the full collection of funds related to a nonaccrual loan in the second quarter of 2017, and higher loan syndication income.
Net financing revenue and other interest income was $167 million for the year ended December 31, 2017, compared to $121 million for the year ended December 31, 2016. The increase was primarily due to the growth of our lending portfolio driven by higher new loan originations, which resulted in a 23% increase in the gross carrying value of finance receivables and loans as of December 31, 2017, compared to December 31, 2016. Additionally, interest and fees on finance receivables and loans for the year ended December 31, 2017, was favorably impacted by the payoff of a nonaccrual loan exposure in the second quarter of 2017, which resulted in the recognition of $9 million of interest income.
Other revenue was $45 million for the year ended December 31, 2017, compared to $26 million for the year ended December 31, 2016. The increase was primarily driven by an $11 million gain on the sale of an equity investment during the first quarter of 2017, and higher loan syndication income.
The provision for loan losses increased $12 million for the year ended December 31, 2017, compared to 2016. This increase was primarily due to higher provision expense for individually impaired loans, and increased reserves due primarily to continued asset growth. The provision also increased as a result of lower recoveries of previously charged-off loans, compared to 2016.
Total noninterest expense was $76 million for the year ended December 31, 2017, compared to $66 million for the year ended December 31, 2016. The increase was primarily due to an increase in compensation and benefits expense to support the growth of the business.
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

December 31, ($ in millions)	2017	2016
Loans held-for-sale, net	$77	$—
Finance receivables and loans	3,910	3,180
Unfunded lending commitments (a)	1,813	1,483

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

December 31,	2017	2016
Industry
Services	31.0%	27.4%
Health services	15.6	12.0
Automotive and transportation	10.3	13.5
Wholesale	8.7	8.9
Machinery, equipment, and electronics	7.9	6.6
Other manufactured products	7.1	8.8
Chemicals and metals	5.0	5.8
Food and beverages	4.1	4.2
Paper, printing, and publishing	3.0	3.2
Retail trade	2.6	5.1
Other	4.7	4.5
Total finance receivables and loans	100.0%	100.0%

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Corporate and Other
The following table summarizes the activities of Corporate and Other, which primarily consist of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, the activity related to Ally Invest, and reclassifications and eliminations between the reportable operating segments.

Year ended December 31, ($ in millions)	2017	2016	2015	Favorable/(unfavorable) 2017–2016 % change	Favorable/(unfavorable) 2016–2015 % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$68	$66	$82	3	(20)
Interest on loans held-for-sale	—	—	5	n/m	(100)
Interest and dividends on investment securities and other earning assets	497	319	282	56	13
Interest on cash and cash equivalents	30	5	—	n/m	n/m
Other, net	(7)	(12)	(8)	42	(50)
Total financing revenue and other interest income	588	378	361	56	5
Interest expense
Original issue discount amortization (b)	90	78	62	(15)	(26)
Other interest expense (c)	348	337	212	(3)	(59)
Total interest expense	438	415	274	(6)	(51)
Net financing revenue and other interest income	150	(37)	87	n/m	(143)
Other revenue
(Loss) gain on mortgage and automotive loans, net	(11)	(6)	68	(83)	(109)
Loss on extinguishment of debt	(7)	(5)	(357)	(40)	99
Other gain on investments, net	24	101	70	(76)	44
Other income, net of losses	75	72	68	4	6
Total other revenue (expense)	81	162	(151)	(50)	n/m
Total net revenue	231	125	(64)	85	n/m
Provision for loan losses	(16)	(13)	(5)	23	160
Total noninterest expense (d)	262	199	155	(32)	(28)
Loss from continuing operations before income tax expense	$(15)	$(61)	$(214)	75	71
Total assets	$29,908	$28,719	$26,754	4	7
n/m = not meaningful

(a)	Primarily related to financing revenue from our legacy mortgage portfolio and impacts related to hedging activities associated with our consumer automotive loan portfolio.

(b)	Amortization is included as interest on long-term debt in the Consolidated Statement of Comprehensive Income.

(c)	Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.

(d)
Includes reductions of $804 million, $770 million, and $755 million for the years ended December 31, 2017, 2016, 2015, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

The following table presents the scheduled remaining amortization of the original issue discount at December 31, 2017.

Year ended December 31, ($ in millions)	2018	2019	2020	2021	2022	2023 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$1,135	$1,096	$1,057	$1,014	$967	$—
Total amortization (b)	100	39	39	43	47	967	$1,235

(a)	The maximum annual scheduled amortization for any individual year is $153 million in 2030.

(b)	The amortization is included as interest on long-term debt on the Consolidated Statement of Income.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

2017 Compared to 2016
Corporate and Other incurred a loss from continuing operations before income tax expense of $15 million for the year ended December 31, 2017, compared to a loss of $61 million for the year ended December 31, 2016. The decrease in loss for the year ended December 31, 2017, was primarily due to an increase in financing revenue and other interest income driven by an increase in interest and dividends on investment securities and other earning assets. The decrease in loss was partially offset by a decrease in gains on sales of investment securities, an increase in noninterest expense, including compensation and benefits, to support the growth of the business, and an increase in interest expense driven by increased interest on deposits resulting from deposit growth and increased LIBOR rates on secured borrowings.
Financing revenue and other interest income was $588 million for the year ended December 31, 2017, compared to $378 million for the year ended December 31, 2016. The increase was primarily driven by increased interest and dividends from investment securities and other earning assets compared to 2016, primarily as a result of growth in the size of the investment portfolio. Results for the year ended December 31, 2017, were also favorably impacted by increases in interest on cash and cash equivalents, as a result of higher yields.
Total interest expense was $438 million for the year ended December 31, 2017, compared to $415 million for the year ended December 31, 2016. Total interest expense increased during the year ended December 31, 2017, compared to 2016, driven primarily by increased interest on deposits resulting from deposit growth and increased LIBOR rates on secured borrowings. The increase was partially offset by a decrease in higher-cost unsecured debt borrowings as maturities are replaced with lower cost funding.
Other gain on investments was $24 million for the year ended December 31, 2017, compared to $101 million for the year ended December 31, 2016. The decrease was due primarily to higher levels of sales of investment securities in 2016 that did not recur in 2017.
The provision for loan losses decreased $3 million for the year ended December 31, 2017, compared to the same period in 2016, as a result of lower net charge-offs as the legacy mortgage portfolio continues to run-off and loss trends remain favorable, partially offset by the impacts of hurricane activity during the year.
Noninterest expense was $262 million for the year ended December 31, 2017, compared to $199 million for the year ended December 31, 2016. The increases were primarily due to increased expenses from the Ally Invest integration and operations included in our results subsequent to acquisition in the second quarter of 2016 and increased expenses to support the growth of the business.
Total assets were $29.9 billion as of December 31, 2017, compared to $28.7 billion as of December 31, 2016. The increase was primarily the result of growth in our available-for-sale and held-to-maturity securities portfolios. The increase was partially offset by a reduction of cash and cash equivalents, other assets, and the continued runoff of our legacy mortgage portfolio. At December 31, 2017, the gross carrying value of the legacy mortgage portfolio was $2.1 billion, compared to $2.8 billion at December 31, 2016.
2016 Compared to 2015
Loss from continuing operations before income tax expense for Corporate and Other was $61 million for the year ended December 31, 2016, compared to a loss of $214 million for the year ended December 31, 2015. The decrease in loss for the year ended December 31, 2016, was primarily due to a decrease in loss on extinguishment of debt due to debt tender offers in 2015, an increase in gain on investments related to increased sales of debt securities, and a decrease in the provision for loan losses as a result of lower net charge-offs due to runoff of the legacy mortgage portfolio. The decrease in loss was partially offset by an increase in interest expense driven by increased LIBOR rates, an increase in interest on deposits resulting from deposit growth, and nonrecurring favorable debt hedging activity in 2015, partially offset by favorable refinancing activity related to unsecured debt and a decrease in secured debt volume. Additionally, the decrease in loss was offset by a decrease in gain on mortgage loans due to nonrecurring sales of legacy TDR mortgage loans in 2015 and an increase in noninterest expense due primarily to the Ally Invest integration and operations and higher FDIC deposit fees.
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
Other gain on investments was $101 million for the year ended December 31, 2016, compared to $70 million for the year ended December 31, 2015. The increase was due primarily to an increase in sales of securities compared to 2015.
The provision for loan losses decreased $8 million for the year ended December 31, 2016, compared to 2015, as a result of lower net charge-offs as the legacy mortgage portfolio continues to run-off. The decrease was partially offset by nonrecurring reserve releases in 2015.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Noninterest expense was $199 million for the year ended December 31, 2016, compared to $155 million for the year ended December 31, 2015. The increase was primarily due to increased expenses from the Ally Invest integration and operations and higher FDIC deposit fees.
Total assets were $28.7 billion as of December 31, 2016, compared to $26.8 billion as of December 31, 2015. The increase was primarily the result of growth of our available-for-sale and held-to-maturity securities portfolios as well as the June 1, 2016 acquisition of TradeKing. At December 31, 2016, the total assets of TradeKing, which was rebranded as Ally Invest, were $299 million. The increase was partially offset by the continued runoff of our legacy mortgage portfolio. At December 31, 2016, the gross carrying value of the legacy mortgage portfolio was $2.8 billion, compared to $3.4 billion at December 31, 2015.
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

December 31, ($ in millions)	2017	2016
Cash
Noninterest-bearing cash	$523	$1,249
Interest-bearing cash	2,425	3,770
Total cash	2,948	5,019
Available-for-sale securities
Debt securities
U.S. Treasury	1,397	1,321
U.S. States and political subdivisions	81	38
Agency mortgage-backed residential	13,678	9,657
Mortgage-backed residential	2,320	1,870
Mortgage-backed commercial	519	498
Asset-backed	936	1,394
Total available-for-sale securities	18,931	14,778
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,829	789
Asset-backed retained notes	36	—
Total held-to-maturity securities	1,865	789
Total cash and securities	$23,744	$20,586
Ally Invest
On June 1, 2016, we acquired 100% of the equity of TradeKing, a digital wealth management company with an online broker-dealer, digital portfolio management platform, and educational content. In May 2017, we launched Ally Invest, our digital brokerage and wealth management offering that combines the platform we acquired from the acquisition of TradeKing with our award-winning online banking platform. The following table presents the trading days and average customer trades per day during each respective quarter and the number of funded accounts, total net customer assets, and total customer cash balances as of the end of each full quarter since acquisition for our online broker-dealer. Average customer trades per day declined during the second and third quarters of 2017 due primarily to lower market volatility and seasonality, followed by a moderate 8% increase observed in the fourth quarter. Additionally, funded accounts have increased since our acquisition of TradeKing as a result of a continued focus on marketing campaigns, while net customer assets have increased due to market appreciation and growth in funded accounts.

	4th Quarter 2017	3rd Quarter 2017	2nd Quarter 2017	1st Quarter 2017	4th Quarter 2016	3rd Quarter 2016
Trading days (a)	62.5	62.5	63.0	62.0	62.5	64.0
Average customer trades per day (in thousands)	16.8	15.5	16.5	19.1	17.5	17.1
Funded accounts (b) (in thousands)	261	255	250	251	244	240
Total net customer assets ($ in millions)	$5,355	$5,204	$5,007	$4,987	$4,771	$4,678
Total customer cash balances ($ in millions)	$1,144	$1,168	$1,154	$1,232	$1,253	$1,177

(a)	Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.

(b)	Represents open and funded brokerage accounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Risk Management
Managing the risk/reward trade-off is a fundamental component of operating our businesses, and all employees are responsible for managing risk. We have multiple layers of defense to ensure that risks are effectively identified, monitored, and managed.

•	Lines of Business — Responsible for managing all of the risks that emanate from their risk-taking activities.

•
Risk Management — Responsible for establishing and maintaining our risk management program and promulgating it enterprise-wide. Risk management also provides an independent review and challenge to the Lines of Business adherence to our risk management program.

•	Internal Audit/Loan Review — Provides its own independent assessments over our internal controls and governance.
Our risk management program is overseen by the Ally Board of Directors (the Board), various risk committees, the executive leadership team, and our associates. The Risk Committee of the Board (RC), together with the Board, sets the risk appetite across our company while the risk committees, executive leadership team, and our associates identify and monitor current and emerging risks and ensure those risks are managed to be within our risk appetite. Ally’s primary types of risk include credit, lease residual, market, operational, insurance/underwriting, business/strategic, reputation, and liquidity.

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

While risk oversight is ultimately the responsibility of the Board, our governance structure starts within each line of business, including committees established to oversee risk in their respective areas. The lines of business are responsible for executing on risk strategies, policies, and controls that are fundamentally sound and compliant with enterprise risk management policies and with applicable laws and regulations. The line of business risk committees, which report up to the RC, ensure and monitor the performance within each portfolio and determine whether to amend any risk practices based upon portfolio trends.
The Enterprise Risk Management and Compliance organizations are accountable for independently identifying, monitoring, measuring, and reporting on our various risks, and they are responsible for designing an effective risk management framework and structure. They are also responsible for ensuring and monitoring that our risks remain within our risk appetite established by the Board, developing and maintaining policies, and implementing risk management strategies and processes to mitigate risk. In addition, the Enterprise Risk Management Committee (ERMC) established by the Chief Risk Officer is responsible for oversight of senior management’s responsibility to manage Ally’s risk profile within our risk appetite set by the RC and for implementing Ally’s risk and compliance programs. The Chief Risk Officer reports to the chair of the RC, as well as the Chief Executive Officer.
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
In addition, our Loan Review Group provides an independent assessment of the quality of our credit risk portfolios and credit risk management practices, and all lines of business and corporate functions that create or influence credit risk are subject to full and unrestricted reviews by the Loan Review Group. This group also is granted free and unrestricted access to any and all of our records, physical properties, technologies, management, and employees and reports its findings directly to the RC and the Ally General Auditor. The findings of this group help to strengthen our risk management practices and processes throughout the organization.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

December 31, ($ in millions)	2017	2016
Finance receivables and loans
Automotive Finance	$105,129	$104,646
Mortgage Finance	11,657	8,294
Corporate Finance	3,910	3,180
Corporate and Other (a)	2,197	2,824
Total finance receivables and loans	122,893	118,944
Loans held-for-sale
Mortgage Finance (b)	13	—
Corporate Finance	77	—
Corporate and Other	18	—
Total loans held-for-sale	108	—
Total on-balance sheet loans	123,001	118,944
Off-balance sheet securitized loans
Automotive Finance (c)	1,964	2,392
Whole-loan sales
Automotive Finance (c)	1,399	3,164
Total off-balance sheet loans	3,363	5,556
Operating lease assets
Automotive Finance	8,741	11,470
Total loan and lease exposure	$135,105	$135,970
Serviced loans and leases
Automotive Finance	$116,878	$121,480
Mortgage Finance	11,670	8,294
Corporate Finance	3,893	2,991
Corporate and Other	2,093	2,757
Total serviced loans and leases	$134,534	$135,522

(a)	Includes $2.1 billion and $2.8 billion of consumer mortgage loans in our legacy mortgage portfolio at December 31, 2017, and December 31, 2016, respectively.

(b)	Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.

(c)	Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.
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

•
Serviced loans and leases — Loans that we service on behalf of our customers or another financial institution. As such, these loans can be on- or off-balance sheet. For our serviced consumer automotive loans, we do not recognize servicing assets or liabilities because we receive a fee that adequately compensates us for the servicing costs.

Refer to the section titled Critical Accounting Estimates within this MD&A and Note 1 to the Consolidated Financial Statements for further information.
Since the end of 2014, we have experienced growth in our consumer retail automotive loan portfolio and a significant reduction in lease assets. This shift in our portfolio mix has contributed to an increase in provision expense for loan losses. Consumer lease residuals are not included in the allowance for loan losses as changes in the expected residual values on consumer leases are included in depreciation expense over the remaining life of the lease. Our risk to future fluctuations in used vehicle values has diminished in recent years as our lease assets have declined materially. While all leases are exposed to potential reductions in used vehicle values, only loans where we take possession of the vehicle are affected by potential reductions in used vehicle values. Operating lease assets, net of accumulated depreciation, decreased $2.7 billion to $8.7 billion at December 31, 2017, from $11.5 billion at December 31, 2016.
Credit Risk Management
Credit risk is defined as the risk of loss arising from an obligor not meeting its contractual obligations to Ally. Therefore, credit risk is a major source of potential economic loss to Ally. Credit risk is monitored by the risk committees, executive leadership team, and our associates. Together, they oversee credit decisioning, account servicing activities, and credit risk management processes, and monitor credit risk exposures to ensure they are managed in a safe and sound manner and are within our risk appetite. In addition, our Loan Review Group provides an independent assessment of the quality of our credit portfolios and credit risk management practices, and directly reports its findings to the RC and the Ally General Auditor on a regular basis.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

As a result of our strategy to achieve higher risk-adjusted returns by originating consumer automotive assets across a broader credit spectrum, we incurred higher provision expense and net charge-offs. We continue to closely monitor our loan performance and profitability performance in light of forecasted economic conditions, and manage credit risk and expectations of losses in the portfolio.
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
Due to the high level of hurricane activity in the third quarter of 2017, we identified over half a million consumer automotive loan customers that resided in areas that may have been affected by hurricane activity. Within our loan and lease portfolios, hurricane activity most notably impacted our automotive finance borrowers in the states of Texas and Florida during the year ended December 31, 2017. In response to these events, we placed a temporary moratorium on collection activities, including repossession, and have offered flexibility to borrowers through granting payment extensions that have generally ranged from 30 to 90 days. We continue to actively work with borrowers to assess and manage individual circumstances and to monitor and manage credit risk. We have also offered temporary assistance programs to impacted borrowers in our mortgage lending portfolio including special forbearances and a moratorium on certain fees and default activities. Additionally, in partnership with our dealer network, we took actions to ensure that vehicle inventory was moved to safer locations, which reduced exposure to loss from weather-related events. As a result of the hurricane activity, which most notably impacted our retail automotive loan portfolio, we increased the allowance for loan losses by $53 million during the third quarter of 2017. We continue to maintain a reserve of $45 million as of December 31, 2017, and expect to incur losses against this reserve throughout 2018.
Furthermore, we manage our counterparty credit exposure based on the risk profile of the counterparty. Within our policies we have established standards and requirements for managing counterparty risk exposures in a safe and sound manner. Counterparty credit risk is derived from multiple exposure types, including derivatives, securities trading, securities financing transactions, financial futures, cash balances (e.g., due from depository institutions, restricted accounts, and cash equivalents), and investment in debt securities. For more information on derivative counterparty credit risk, refer to Note 22 to the Consolidated Financial Statements.
We closely monitor macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. During 2017, the U.S. economy continued to modestly expand and consumer confidence remained strong. The labor market remained healthy during the year, with the unemployment rate falling to 4.1% as of December 31, 2017. Within the U.S. automotive market, new light vehicle sales have moderated from historic highs, and were down modestly year over year at a Seasonally Adjusted Annual Rate of 17.2 million for the year ended December 31, 2017. We continue to experience modest downward pressure on used vehicle values and expect that to continue throughout 2018.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans, and loans held-for-sale. At December 31, 2017, this primarily included $105.1 billion of automotive finance receivables and loans and $13.8 billion of consumer mortgage finance receivables and loans. Our Mortgage Finance operations consist of the management of our held-for-investment and held-for-sale mortgage loan portfolios. We acquire mortgage loans through two primary channels including bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties, as well as direct-to-consumer mortgage offerings through Ally Home. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo mortgages are originated as held-for-investment.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
December 31, ($ in millions)	2017	2016	2017	2016	2017	2016
Consumer
Finance receivables and loans
Loans at gross carrying value	$81,821	$76,843	$720	$697	$—	$—
Loans held-for-sale	13	—	—	—	—	—
Total consumer loans (b)	81,834	76,843	720	697	—	—
Commercial
Finance receivables and loans
Loans at gross carrying value	41,072	42,101	72	122	—	—
Loans held-for-sale	95	—	—	—	—	—
Total commercial loans	41,167	42,101	72	122	—	—
Total on-balance sheet loans	$123,001	$118,944	$792	$819	$—	$—

(a)	Includes nonaccrual TDR loans of $270 million and $286 million at December 31, 2017, and December 31, 2016, respectively.

(b)
Includes outstanding CSG loans of $7.3 billion and $6.7 billion at December 31, 2017, and December 31, 2016, respectively, and RV loans of $1.8 billion and $1.7 billion at December 31, 2017, and December 31, 2016, respectively.

Total on-balance sheet loans outstanding at December 31, 2017, increased $4.1 billion to $123.0 billion from December 31, 2016, reflecting an increase of $5.0 billion in the consumer portfolio and a decrease of $934 million in the commercial portfolio. The increase in consumer on-balance sheet loans was primarily due to portfolio growth within the Mortgage Finance portfolio as a result of the execution of bulk loan purchases, and our consumer automotive loan originations which outpaced portfolio runoff. The decrease in commercial on-balance sheet loans outstanding was primarily due to a reduction in the number of dealer relationships due to the competitive environment across the automotive lending market, as well as lower dealer inventory levels year over year.
Total TDRs outstanding at December 31, 2017, increased $49 million to $712 million from December 31, 2016. The increase was primarily driven by our retail automotive loan portfolio which experienced overall portfolio growth during the year, was impacted by the hurricane activity that occurred during the third quarter of 2017, and reflects our strategy to originate loans across a full credit spectrum. These increases were partially offset by sales of certain previously written-down retail automotive loans related to consumers in Chapter 13 bankruptcy. Refer to Note 9 to the Consolidated Financial Statements for additional information.
Total nonperforming loans at December 31, 2017, decreased $27 million to $792 million from December 31, 2016, reflecting a decrease of $50 million of commercial nonperforming loans and an increase of $23 million of consumer nonperforming loans. The decrease in total commercial nonperforming loans was primarily due to reductions within our Corporate Finance portfolio as a result of the payoff of one loan and the recognition of a partial charge-off on a loan that was restructured during the year. The increase in total consumer nonperforming loans was primarily driven by the Mortgage Finance portfolio due to the impact of the hurricanes that occurred during the third quarter of 2017, portfolio seasoning, and growth of the portfolio. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements for additional information.
The following table includes consumer and commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2017	2016	2017	2016
Consumer	$992	$802	1.3%	1.1%
Commercial	18	(1)	—	—
Total finance receivables and loans at gross carrying value	$1,010	$801	0.8	0.7

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Net charge-offs were $1.0 billion for the year ended December 31, 2017, compared to $801 million for the year ended December 31, 2016. The increase during the year ended December 31, 2017, was driven by the seasoning of recent vintages reflecting our underwriting strategy to originate consumer automotive assets across a broad credit spectrum and expand our risk-adjusted returns, as well as lower average sales proceeds on repossessed vehicles.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
Credit risk management for the consumer portfolio begins with the initial underwriting and continues throughout a borrower’s credit life cycle. We manage consumer credit risk through our loan origination and underwriting policies and the credit approval process. We use proprietary credit-scoring models to differentiate the expected default rates of credit applicants enabling us to better evaluate credit applications for approval and to tailor the pricing and financing structure according to this assessment of credit risk. We continuously monitor and routinely update the inputs of the credit scoring models. These and other actions mitigate but do not eliminate credit risk. Improper evaluations of a borrower’s creditworthiness, fraud, and/or changes in the applicant’s financial condition after approval could negatively affect the quality of our portfolio, resulting in loan losses.
Our servicing activities are another key factor in managing consumer credit risk. Servicing activities consist largely of collecting and processing customer payments, responding to customer inquiries such as requests for payoff quotes, and processing customer requests for account revisions (such as payment extensions and refinancings). Certain servicing practices are influenced by local laws and regulations.
During the year ended December 31, 2017, the credit performance of the consumer portfolio reflected both our underwriting strategy to originate consumer automotive assets across a broad credit spectrum, including used, higher LTV, extended term, Growth channel, nonprime, and nonsubvented finance receivables and loans, as well as high-quality jumbo and LMI mortgage loans that are acquired through bulk loan purchases and direct-to-consumer mortgage originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 12.9% of our total consumer automotive loans at December 31, 2017, compared to approximately 13.8% at December 31, 2016. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.
The following table includes consumer finance receivables and loans recorded at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
December 31, ($ in millions)	2017	2016	2017	2016	2017	2016
Consumer automotive (b) (c)	$68,071	$65,793	$603	$598	$—	$—
Consumer mortgage
Mortgage Finance	11,657	8,294	25	10	—	—
Mortgage — Legacy	2,093	2,756	92	89	—	—
Total consumer finance receivables and loans	$81,821	$76,843	$720	$697	$—	$—

(a)	Includes nonaccrual TDR loans of $219 million and $240 million at December 31, 2017, and December 31, 2016, respectively.

(b)
Includes $18 million and $43 million of fair value adjustment for loans in hedge accounting relationships at December 31, 2017, and December 31, 2016, respectively. Refer to Note 22 to the Consolidated Financial Statements for additional information.

(c)
Includes outstanding CSG loans of $7.3 billion and $6.7 billion at December 31, 2017, and December 31, 2016, respectively, and RV loans of $1.8 billion and $1.7 billion at December 31, 2017, and December 31, 2016, respectively.

Total consumer outstanding finance receivables and loans increased $5.0 billion at December 31, 2017, compared with December 31, 2016, reflecting an increase of $2.7 billion of consumer mortgage finance receivables and loans and an increase of $2.3 billion of consumer automotive finance receivables and loans. The increase in consumer mortgage finance receivables and loans was primarily due to growth within the Mortgage Finance portfolio as a result of the execution of bulk loan purchases totaling $4.5 billion during the year ended December 31, 2017, partially offset by total consumer mortgage portfolio runoff. The increase in consumer automotive finance receivables and loans was primarily related to continued momentum in our growth channel, lower levels of off-balance sheet sales, and our election to not renew a retail automotive credit conduit facility and the related purchase of the underlying collateral, which included approximately $521 million of retail automotive loans, during the second quarter of 2017.
Total consumer nonperforming finance receivables and loans at December 31, 2017, increased $23 million to $720 million from December 31, 2016, reflecting an increase of $18 million of consumer mortgage nonperforming finance receivables and loans and an increase of $5 million of consumer automotive finance receivables and loans. The increase in nonperforming consumer mortgage finance receivables and loans was primarily driven by the Mortgage Finance portfolio due to the impact of the hurricanes that occurred during the third quarter of 2017, portfolio seasoning and growth of the portfolio. The increase in nonperforming consumer automotive finance receivables and loans was primarily due to portfolio growth. Refer to Note 9 to the Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans remained flat at 0.9% at both December 31, 2017, and December 31, 2016.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Consumer automotive loans accruing and past due 30 days or more increased $177 million to $2.3 billion at December 31, 2017, compared with December 31, 2016, primarily due to portfolio growth, as well as the changing composition of the portfolio due to our underwriting strategy to originate consumer automotive assets across a broad credit spectrum.
The following table includes consumer net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Net charge-offs		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2017	2016	2017	2016
Consumer automotive	$986	$795	1.5%	1.2%
Consumer mortgage
Mortgage Finance	1	—	—	—
Mortgage — Legacy	5	7	0.2	0.2
Total consumer finance receivables and loans	$992	$802	1.3	1.1

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer finance receivables and loans were $992 million for the year ended December 31, 2017, compared to $802 million for the year ended December 31, 2016. The increase during the year ended December 31, 2017, was driven by the seasoning of recent vintages reflecting our underwriting strategy to originate consumer automotive assets across a broad credit spectrum and expand our risk-adjusted returns, as well as lower average sales proceeds on repossessed vehicles.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

Year ended December 31, ($ in millions)	2017	2016
Consumer automotive	$30,448	$32,619
Consumer mortgage (a)	284	7
Total consumer loan originations	$30,732	$32,626

(a)	Excludes bulk loan purchases associated with our Mortgage Finance operations and includes $136 million of loans originated as held-for-sale for the year ended December 31, 2017.
Total consumer loan originations decreased $1.9 billion for the year ended December 31, 2017, compared to the year ended December 31, 2016. The decrease was primarily due to lower consumer automotive volume in the GM channel with our continued focus on obtaining appropriate risk-adjusted returns.
The following table shows the percentage of total consumer finance receivables and loans recorded at gross carrying value by state concentration. Total consumer automotive loans were $68.1 billion and $65.8 billion at December 31, 2017, and December 31, 2016, respectively. Total mortgage and home equity loans were $13.8 billion and $11.1 billion at December 31, 2017, and December 31, 2016, respectively.

	2017 (a)		2016
December 31,	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.2%	34.6%	7.8%	34.2%
Texas	13.2	6.5	13.6	6.6
Florida	8.5	4.8	8.2	4.4
Pennsylvania	4.6	1.5	4.7	1.5
Illinois	4.2	3.2	4.3	3.4
Georgia	4.2	2.5	4.3	2.2
North Carolina	3.7	1.8	3.6	1.6
Ohio	3.4	0.5	3.5	0.5
New York	3.0	2.2	3.2	1.9
Missouri	2.9	0.9	2.8	1.2
Other United States	44.1	41.5	44.0	42.5
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2017.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 24.7% and 24.2% of our total outstanding consumer finance receivables and loans at December 31, 2017, and December 31, 2016, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
Repossessed and Foreclosed Assets
We classify an asset as repossessed or foreclosed, which is included in other assets on our Consolidated Balance Sheet, when physical possession of the collateral is taken. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements.
Repossessed consumer automotive loan assets in our Automotive Finance operations at December 31, 2017, increased $5 million to $140 million from December 31, 2016. Foreclosed mortgage assets at December 31, 2017, decreased $3 million to $10 million from December 31, 2016.
Commercial Credit Portfolio
Our commercial portfolio consists primarily of automotive loans through the extension of wholesale floorplan financing, as well as automotive dealer term real estate loans, automotive fleet financing, equipment financing, as well as other commercial loans. Wholesale floorplan loans are secured by the vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral (e.g., blanket lien over all dealership assets) and/or other credit enhancements (e.g., personal guarantees from dealership owners) are typically obtained to further mitigate credit risk. Furthermore, we benefit from automotive manufacturer repurchase arrangements, which serve as an additional layer of protection in the event of repossession of dealership inventory and/or dealership franchise termination.
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
During the year ended December 31, 2017, the credit performance of the commercial portfolio remained strong, as nonperforming finance receivables and loans decreased and net charge-offs realized remained low. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.
The following table includes total commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
December 31, ($ in millions)	2017	2016	2017	2016	2017	2016
Commercial and industrial
Automotive	$33,025	$35,041	$27	$33	$—	$—
Other (b)	3,887	3,248	44	84	—	—
Commercial real estate	4,160	3,812	1	5	—	—
Total commercial finance receivables and loans	$41,072	$42,101	$72	$122	$—	$—

(a)	Includes nonaccrual TDR loans of $51 million and $46 million at December 31, 2017, and December 31, 2016, respectively.

(b)	Other commercial primarily includes senior secured commercial lending largely associated with our Corporate Finance operations.
Total commercial finance receivables and loans outstanding decreased $1.0 billion from December 31, 2016, to $41.1 billion at December 31, 2017. The decrease was primarily due to a reduction in the number of dealer relationships due to the competitive environment across the automotive lending market, as well as lower dealer inventory levels year over year. This decrease was slightly offset by the ongoing demand for automotive dealer term loans and from growth in our Corporate Finance portfolio in line with our business strategy.
Total commercial nonperforming finance receivables and loans were $72 million at December 31, 2017, reflecting a decrease of $50 million when compared to December 31, 2016. The decrease was primarily due to reductions within our Corporate Finance portfolio as a result of the payoff of one loan and the recognition of a partial charge-off on a loan that was restructured during the year, as well as lower dealer inventory levels in our commercial automotive portfolio year over year. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans decreased to 0.2% at December 31, 2017, compared to 0.3% at December 31, 2016.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes total commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2017	2016	2017	2016
Commercial and industrial
Automotive	$2	$1	—%	—%
Other	16	(2)	0.5	(0.1)
Total commercial finance receivables and loans	$18	$(1)	—	—

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total commercial finance receivables and loans were $18 million for the year ended December 31, 2017, compared to net recoveries of $1 million for 2016. The increase in the year ended December 31, 2017, was primarily driven by one account within the Corporate Finance portfolio that was restructured during the year, resulting in the recognition of a partial charge-off.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $4.2 billion and $3.8 billion at December 31, 2017, and December 31, 2016, respectively.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration. These finance receivables and loans are reported at gross carrying value.

December 31,	2017	2016
Texas	15.7%	16.1%
Florida	10.3	10.2
California	8.2	7.9
Michigan	7.7	7.6
Georgia	4.6	3.6
New Jersey	3.6	4.2
North Carolina	3.6	3.6
South Carolina	3.5	2.7
Pennsylvania	3.0	3.1
Missouri	2.4	2.5
Other United States	37.4	38.5
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures increased $390 million from December 31, 2016, to $3.1 billion at December 31, 2017. The increase was primarily due to the Corporate Finance portfolio and is in line with the overall growth in Corporate Finance loan balances, as well as the reclassification of certain accounts to special mention within the commercial automotive portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration. These finance receivables and loans within our automotive and Corporate Finance portfolios are reported at gross carrying value.

December 31,	2017	2016
Industry
Automotive	76.3%	81.2%
Services	6.7	6.3
Health/Medical	4.9	2.3
Other	12.1	10.2
Total commercial criticized finance receivables and loans	100.0%	100.0%
Selected Loan Maturity and Sensitivity Data
The table below shows the maturity of the commercial finance receivables and loans portfolio and the distribution between fixed and floating interest rates based on the stated terms of the commercial loan agreements. This portfolio is reported at gross carrying value.

December 31, 2017 ($ in millions)	Within 1 year (a)	1–5 years	After 5 years	Total (b)
Commercial and industrial	$31,473	$4,502	$937	$36,912
Commercial real estate	183	1,627	2,350	4,160
Total commercial finance receivables and loans	$31,656	$6,129	$3,287	$41,072
Loans at fixed interest rates		$1,620	$2,424
Loans at variable interest rates		4,509	863
Total commercial finance receivables and loans		$6,129	$3,287

(a)	Includes loans (e.g., floorplan) with revolving terms.

(b)	Loan maturities are based on the remaining maturities under contractual terms.
Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Year ended December 31, 2017 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2017	$932	$91	$1,023	$121	$1,144
Charge-offs (a)	(1,344)	(30)	(1,374)	(18)	(1,392)
Recoveries	358	24	382	—	382
Net charge-offs	(986)	(6)	(992)	(18)	(1,010)
Provision for loan losses	1,127	(7)	1,120	28	1,148
Other (b)	(7)	1	(6)	—	(6)
Allowance at December 31, 2017	$1,066	$79	$1,145	$131	$1,276
Allowance for loan losses to finance receivables and loans outstanding at December 31, 2017 (c)	1.6%	0.6%	1.4%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the year ended December 31, 2017	1.5%	0.1%	1.3%	—%	0.8%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2017 (c)	176.9%	67.3%	159.1%	182.2%	161.2%
Ratio of allowance for loan losses to net charge-offs at December 31, 2017	1.1	12.2	1.2	7.3	1.3

(a)
Represents the amount of the gross carrying value directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements for more information regarding our charge-off policies.

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(c)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Year ended December 31, 2016 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2016	$834	$114	$948	$106	$1,054
Charge-offs (a)	(1,102)	(39)	(1,141)	(1)	(1,142)
Recoveries	307	32	339	2	341
Net charge-offs	(795)	(7)	(802)	1	(801)
Provision for loan losses	919	(16)	903	14	917
Other (b)	(26)	—	(26)	—	(26)
Allowance at December 31, 2016	$932	$91	$1,023	$121	$1,144
Allowance for loan losses to finance receivables and loans outstanding at December 31, 2016 (c)	1.4%	0.8%	1.3%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the year ended December 31, 2016	1.2%	0.1%	1.1%	—%	0.7%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2016 (c)	155.8%	92.1%	146.8%	99.3%	139.7%
Ratio of allowance for loan losses to net charge-offs at December 31, 2016	1.2	13.7	1.3	n/m	1.4
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
The allowance for consumer loan losses at December 31, 2017, increased $122 million compared to December 31, 2016. The increase was primarily driven by our consumer automotive portfolio and reflects the changing composition of our asset mix across a broad credit spectrum, consistent with our underwriting strategy, and higher consumer automotive loan balances. Additionally, we increased the allowance for loan losses by $53 million during the third quarter of 2017 due to estimated impacts of Hurricanes Harvey and Irma. We utilized a variety of available information to assess our ability to collect outstanding balances from affected customers. Our analysis included factors such as damage to loan collateral, customer insurance coverage and financial hardship, the effects of temporarily offering loan extensions to borrowers and suspending certain collection activities, as well as historical data, market data, and many other factors. As of December 31, 2017, we maintain a reserve of $45 million due to estimated impacts of the hurricanes, and we expect to incur related losses throughout 2018. This increase was partially offset by a decrease in the allowance for loan losses in our legacy mortgage portfolio as it continues to run off.
The allowance for commercial loan losses increased $10 million at December 31, 2017, compared to December 31, 2016. The increase was primarily driven by growth experienced in our Corporate Finance portfolio. There was no increase to the allowance for commercial loans during the year attributable to the impacts of Hurricanes Harvey and Irma, primarily due to insurance coverage requirements maintained by our borrowers and due to proactive risk management activities taken in partnership with our dealer network to safeguard vehicle inventories.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2017			2016
December 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$1,066	1.6%	83.5%	$932	1.4%	81.4%
Consumer mortgage
Mortgage Finance	19	0.2	1.5	11	0.1	1.0
Mortgage — Legacy	60	2.9	4.7	80	2.9	7.0
Total consumer mortgage	79	0.6	6.2	91	0.8	8.0
Total consumer loans	1,145	1.4	89.7	1,023	1.3	89.4
Commercial
Commercial and industrial
Automotive	37	0.1	2.9	32	0.1	2.8
Other	68	1.7	5.4	64	2.0	5.6
Commercial real estate	26	0.6	2.0	25	0.7	2.2
Total commercial loans	131	0.3	10.3	121	0.3	10.6
Total allowance for loan losses	$1,276	1.0	100.0%	$1,144	1.0	100.0%
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

Year ended December 31, ($ in millions)	2017	2016	2015
Consumer
Consumer automotive	$1,127	$919	$739
Consumer mortgage
Mortgage Finance	8	(4)	7
Mortgage — Legacy	(15)	(12)	(6)
Total consumer mortgage	(7)	(16)	1
Total consumer loans	1,120	903	740
Commercial
Commercial and industrial
Automotive	6	4	(34)
Other	21	9	10
Commercial real estate	1	1	(9)
Total commercial loans	28	14	(33)
Total provision for loan losses	$1,148	$917	$707
The provision for consumer loan losses increased $217 million for the year ended December 31, 2017, compared to the year ended 2016. The increase during the year ended December 31, 2017, was primarily driven by our consumer automotive portfolio. The increase in provision for loan losses for the year ended December 31, 2017, was primarily due to higher net charge-offs in our consumer automotive portfolio as a result of our focus on originating across a broad credit spectrum and retail asset growth. Additionally, provision expense increased due to estimated impacts of Hurricanes Harvey and Irma resulting in an increase to provision expense of $53 million during the third quarter of 2017, which most notably impacted our retail automotive loan portfolio. We continue to maintain a reserve of $45 million as of December 31, 2017, and expect to incur related losses throughout 2018.
The provision for commercial loan losses increased $14 million for the year ended December 31, 2017, compared to the year ended 2016. The increase was primarily due to higher provision expense for individually impaired loans, and increased reserves due primarily to continued asset growth within the Corporate Finance portfolio, compared to 2016.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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

•
Priced residual value projections — At contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and unanticipated shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. Periodically, we revise the projected value of the leased vehicle at termination based on current market conditions and adjust depreciation expense if necessary over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense.

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

Year ended December 31,	2017	2016	2015
Off-lease vehicles terminated (in units)	268,054	307,557	264,256
Average gain per vehicle ($ per unit)	$462	$691	$1,329
Method of vehicle sales
Auction
Internet	56%	55%	49%
Physical	13	13	12
Sale to dealer, lessee, and other	31	32	39
The number of off-lease vehicles remarketed during the year ended December 31, 2017, decreased 13% compared to the year ended December 31, 2016. The residual risk associated with our operating lease portfolio should continue to decline as the number of lease terminations continues to outpace lease originations as a result of the runoff of our legacy GM lease portfolio, which we expect to be substantially wound-down by the second quarter of 2018.
Average gain per vehicle decreased for the year ended December 31, 2017, compared to 2016. The decrease was primarily due to declining used vehicle values, which were more pronounced in the car market, partially offset by a more favorable termination mix and a temporary increase in demand for used vehicles during the three months ended December 31, 2017, resulting from hurricane activity. We expect the mix of trucks and sport utility vehicles in our future lease terminations to continue to increase. For more information on our investment in operating leases, refer to Note 1 and Note 10 to the Consolidated Financial Statements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of leased vehicles by type, based on volume of units outstanding.

December 31,	2017	2016	2015
Sport utility vehicle	55%	52%	48%
Truck	27	17	14
Car	18	31	38
Our overall lease residual exposure has declined in recent years largely as a result of the runoff of our legacy GM lease portfolio. Primarily because of this, our exposure to Chrysler vehicles has grown and now represents approximately 79% of our lease units as of December 31, 2017. The following table presents the mix of leased vehicles by manufacturer, based on volume of units outstanding.

December 31,	2017	2016	2015
Chrysler vehicles	79%	44%	26%
GM vehicles	12	51	71
Other	9	5	3
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
Although the diversity of our activities from our complementary lines of business may partially mitigate market risk, we also actively manage this risk. We maintain risk management control systems to monitor interest rates, foreign-currency exchange rates, equity price risks, and any of their related hedge positions. Positions are monitored using a variety of analytical techniques including market value, sensitivity analysis, and value at risk models. Refer to Note 22 to the Consolidated Financial Statements for further information.

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

December 31, ($ in millions)	2017	2016
Financial instruments exposed to changes in:
Interest rates
Estimated fair value	(a)	(a)
Effect of 10% adverse change in rates	(a)	(a)
Foreign-currency exchange rates
Estimated fair value	$359	$357
Effect of 10% adverse change in rates	(22)	(19)
Equity prices
Estimated fair value	$577	$657
Effect of 10% decrease in prices	(58)	(58)

(a)	Refer to the section titled Net Financing Revenue Sensitivity Analysis for information on the interest rate sensitivity of our financial instruments
Net Financing Revenue Sensitivity Analysis
Interest rate risk represents our most significant exposure to market risk. We actively monitor the level of exposure so that movements in interest rates do not adversely affect future earnings. We use net financing revenue sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our financial instruments.
We prepare our forward-looking baseline forecasts of net financing revenue taking into consideration anticipated future business growth, asset/liability positioning, and interest rates based on the implied forward curve. The analysis is highly dependent upon a variety of assumptions including the repricing characteristics of retail deposits with both contractual and non-contractual maturities. During the first quarter of 2017 we implemented a dynamic pass-through modeling assumption on our retail liquid deposit portfolio, whereby deposit pass-through levels increase as the absolute level of short-term market interest rates rise. Our baseline forecast assumes a medium-term cumulative deposit beta on retail liquid products of 30% to 50%, steadily increasing to approximately 75% over the longer term. We assume betas for deposits with contractual maturities will exceed retail liquid product levels. We continually monitor industry and competitive repricing activity along with other market factors when contemplating deposit pricing actions.
Simulations are used to assess changes in net financing revenue in multiple interest rate scenarios relative to the baseline forecast. The changes in net financing revenue relative to the baseline are defined as the sensitivity. Our simulations incorporate contractual cash flows and repricing characteristics for all assets, liabilities and off-balance sheet exposures and incorporate the effects of changing interest rates on the prepayment and attrition rates of certain assets and liabilities. Our simulation does not assume any specific future actions are taken to mitigate the impacts of changing interest rates. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next twelve months would decrease by $14 million if interest rates remain unchanged.
The net financing revenue sensitivity tests measure the potential change in our pretax net financing revenue over the following twelve months. A number of alternative rate scenarios are tested, including immediate and gradual parallel shocks to the implied market forward curve.
Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types.
Our twelve-month pretax net financing revenue sensitivity based on the market forward-curve was as follows.

	2017		2016
Year ended December 31, ($ in millions)	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates
-100 basis points	$(22)	$15	$(14)	$46
+100 basis points	(18)	(106)	(2)	(62)
+200 basis points	(68)	(294)	(19)	(153)

(a)	Gradual changes in interest rates are recognized over 12 months.
The implied forward rate curve has flattened since December 31, 2016, as short-end rates have increased more than long-end rates. The impact of this change is reflected in our baseline net financing revenue projections. We remain moderately liability-sensitive as of

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

December 31, 2017, in the upward interest rate shock scenarios as our simulation models assume liabilities will initially reprice faster than assets. Exposure in the +100 instantaneous shock scenario has increased as of December 31, 2017, primarily due to higher short-term interest rates and the related impact on liquid deposit re-pricing assumptions. In addition, changes to our derivative hedging position contributed to our increased liability sensitivity position during the year. The exposure in the +200 interest rate shock has increased largely as a result of our assumption that deposit pass-through levels increase with higher interest rates.
The exposure in the downward instantaneous interest rate shock scenario continues to benefit net financing revenue as of December 31, 2017.
Our risk position is also influenced by the net impact of derivative hedging positions, which continue to generate positive financing revenue in the current interest rate environment. This position includes interest rate swaps designated as fair value hedges of certain fixed-rate assets and fixed-rate debt instruments, and pay-fixed interest rate swaps designated as cash flow hedges of certain floating-rate debt instruments. The size, maturity, and mix of our hedging activities changes frequently as we adjust our broader ALM objectives. The enhancements to the financial reporting of hedging relationships provided by our early adoption of ASU 2017-12, Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities on January 1, 2018, provides us with additional capacity to affect our hedging strategy. In the first quarter of 2018, we initiated a hedge program of pay-fixed interest rate swaps on certain automotive assets that allows us to reduce our sensitivity to a rise in short-term interest rates beyond the implied forward curve.
Operational Risk
Operational risk is the risk of loss or harm arising from inadequate or failed processes or systems, human factors, or external events. Operational risk is an inherent risk element in each of our businesses and related support activities. Such risk can manifest in various ways, including errors, business interruptions, and inappropriate behavior of employees, and can potentially result in financial losses and other damage to us. We consider the following types of operational risk: model, compliance, legal, fraud, supplier management, fiduciary, and information technology, which includes the risk of cyber attacks.
To monitor and mitigate such risk, we maintain a system of policies and a control framework designed to provide a sound and well-controlled operational environment. This framework employs practices and tools designed to maintain risk identification, risk governance, risk and control assessment and testing, risk monitoring, and transparency through risk reporting mechanisms. The goal is to maintain operational risk at appropriate levels based on our financial strength, the characteristics of the businesses and the markets in which we operate, and the related competitive and regulatory environment.
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
In some instances, reinsurance is used to reduce the risk associated with volatile lines of businesses, such as catastrophe risk in vehicle inventory insurance. Our vehicle inventory insurance product is covered by excess of loss protection, including catastrophe coverage for weather-related events. In addition, loss control techniques such as storm path monitoring to assist dealers in preparing for severe weather help to mitigate loss potential.
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
Business/Strategic Risk
Business/strategic risk is embedded in every facet of our organization and is one of our primary risk types. It is the risk that results from incorrect assumptions, inappropriate business plans, ineffective business strategy execution, or failure to respond in a timely manner to changes in the regulatory, macroeconomic or competitive environments, in the geographic locations in which we operate, competitor actions, changing customer preferences, product obsolescence, and technology developments. We aim to mitigate this risk within our business units

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

through portfolio diversification, product innovations, and close monitoring of the execution of our strategic and capital plan, and ensuring flexibility of the cost base (e.g., through outsourcing).
The strategic plan is reviewed and approved annually by the Board, as are the capital plan, financial business plan, and risk appetite. With oversight by the Board, executive management seeks to ensure that consistency is applied while executing our strategic plan, core operating principles, and risk appetite. The executive management team continuously monitors business performance throughout the year to assess strategic risk and find early warning signals so that risks can be proactively managed. Executive management regularly reviews actual performance versus the plan, updates the Board via reporting routines and implements changes as deemed appropriate.
Significant strategic actions, such as capital actions, material acquisitions or divestitures, and recovery and resolution plans are reviewed and approved by the Board as required. At the business level, as we introduce new products, we monitor their performance relative to expectations. With oversight by the Board, executive management performs similar analyses throughout the year, and evaluates changes to the financial forecast or the risk, capital or liquidity positions as deemed appropriate to balance and optimize achieving our targeted risk appetite, stockholder returns, and maintaining our targeted financial strength.
Reputation Risk
Reputation risk is the risk that negative perceptions of our conduct or business practices will adversely affect our profitability or operations through an inability to establish new or maintain existing customer/client relationships. Reputation risk may result from many of our activities, including those related to the management of our business/strategic, operational, and credit risks. We manage reputation risk through established policies and controls in our businesses and risk management processes to mitigate reputation risks in a timely manner and through proactive monitoring and identification of potential reputation risk events. We have established processes and procedures to respond to events that give rise to reputation risk, including educating individuals and organizations that influence public opinion, external communication strategies to mitigate the risk, and informing key stakeholders of potential reputation risks. Primary responsibility for the identification, escalation and resolution of reputation risk issues resides with our lines of business. Each employee is under an obligation, within the scope of their activities, to analyze and assess any imminent or intended transaction in terms of possible risk factors in order to minimize reputation risks. Further, Ally’s strong “LEAD” culture and distinct “Do it Right” philosophy also strengthen our efforts to mitigate reputational risks by promoting a transparent culture where every associate is expected to act as a risk manager. Ally’s culture is proactive with its core principles embedded at all levels of the organization so that any associate, at any time, can and should call attention to risks to ensure they are fully addressed and taken into account. Our organization and governance structure provides oversight of reputation risks, and key risk indicators are reported regularly and directly to management and the RC, which provide primary oversight of reputation risk.

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
We define liquidity risk as the risk that an institution’s financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet its financial obligations, and to withstand unforeseen liquidity stress events. Liquidity risk can arise from a variety of institution specific or market-related events that could have a negative impact on cash flows available to the organization. Effective management of liquidity risk helps ensure an organization’s preparedness to meet cash flow obligations caused by unanticipated events. Managing liquidity needs and contingent funding exposures has proven essential to the solvency of financial institutions.
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
On August 22, 2017, banking agencies lifted the capital, liquidity, and business plan commitments that Ally Bank had made in connection with its application for membership in the Federal Reserve System, including the commitment to maintain a Tier 1 leverage ratio of at least 15%. As a result of this development, during the third quarter of 2017, Ally Bank paid a dividend of $2.9 billion to Ally Financial Inc., which was utilized to reduce less cost-efficient borrowings and further enhance our funding profile. Additionally, a $400 million dividend was paid from Ally Bank to Ally Financial Inc. during the fourth quarter of 2017.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

We maintain available liquidity in the form of cash, unencumbered highly liquid securities, and available committed credit facility capacity that, taken together, would allow us to operate and to meet our contractual and contingent obligations in the event that market-wide disruptions and enterprise-specific events disrupt normal access to funding. We hold available liquidity at various entities, taking into consideration regulatory restrictions and tax implications that may limit our ability to transfer funds across entities. The following table summarizes our total available liquidity.

December 31, 2017 ($ in millions)
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$10,559
Liquid cash and equivalents	3,757
Committed funding facilities
Total capacity	11,925
Outstanding	8,115
Unused capacity (a)	3,810
Total available liquidity	$18,126

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

As of December 31, 2017, assuming a long-term capital markets stress, we expect that our available liquidity would allow us to continue to fund all planned loan originations and meet all of our financial obligations for more than 36 months, assuming no issuance of unsecured debt or term securitizations.
In addition, our Modified Liquidity Coverage Ratio exceeded 100% at December 31, 2017. Refer to Note 21 to the Consolidated Financial Statements for further discussion of our liquidity requirements.
Deposits
We obtain retail deposits directly from customers through direct banking via the internet, telephone, mobile, and mail channels. These retail deposits provide our Automotive Finance, Mortgage Finance, and Corporate Finance operations with a stable and low-cost funding source. Retail deposit growth is a key driver of optimizing funding costs and reducing reliance on capital markets-based funding. We believe deposits provide a stable, low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through both direct and indirect marketing channels. Current retail deposit offerings consist of a variety of products including CDs, savings accounts, money market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries, including a deposit related to Ally Invest customer cash balances.
The following table shows Ally Bank’s number of accounts and our deposit balances by type as of the end of each quarter since 2016.

	4th quarter 2017	3rd quarter 2017	2nd quarter 2017	1st quarter 2017	4th quarter 2016	3rd quarter 2016	2nd quarter 2016	1st quarter 2016
Number of retail bank accounts (in thousands)	2,740	2,603	2,474	2,366	2,269	2,203	2,134	2,062
Deposits ($ in millions)
Retail	$77,925	$74,928	$71,094	$69,971	$66,584	$63,880	$61,239	$58,977
Brokered (a)	15,211	15,045	14,937	14,327	12,187	11,570	11,269	10,979
Other (b)	120	143	152	188	251	294	294	309
Total deposits	$93,256	$90,116	$86,183	$84,486	$79,022	$75,744	$72,802	$70,265

(a)
Brokered deposit balances include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.2 billion as of the end of each quarter in 2017, and $200 million as of December 31, 2016.

(b)	Other deposits include mortgage escrow, dealer, and other deposits.
During 2017, our deposit base grew $14.2 billion. The recent growth in total deposits has been primarily attributable to our retail deposit portfolio—particularly within retail CDs, as we capitalized on a shift in consumer preference from savings accounts to CDs. Our savings and money market accounts also continued to grow in 2017. Strong retention rates and customer acquisition, reflecting the strength of the brand, continue to drive growth in retail deposits. Moreover, our brokered deposit portfolio continued to grow, driven by the addition of Ally Invest customer cash and an increase in brokered CDs. Refer to Note 15 to the Consolidated Financial Statements for a summary of deposit funding by type.
Secured Financings, Securitizations, and Off-balance Sheet Arrangements
In addition to building a larger deposit base, secured funding continues to be a significant source of financing. Securitization has proven to be a reliable and cost-effective funding source, and we continue to remain active in the well-established securitization markets to finance

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

our automotive loan products. Through securitizations, we are able to convert our financial assets, including finance receivables and operating leases, into cash earlier than what would have occurred in the normal course of business.
As part of these securitization transactions, we sell assets to various securitization entities. In turn, the securitization entities establish separate trusts to which they transfer the assets in exchange for the proceeds from the sale of securities issued by the trust. The trusts’ activities are generally limited to acquiring the assets, issuing securities, making payments on the securities, and periodically reporting to the investors.
These securitization entities are separate legal entities that assume the risks and rewards of ownership of the receivables they hold. The assets of the securitization entities are not available to satisfy our claims or those of our creditors. In addition, the trusts do not invest in our equity or in the equity of any of our affiliates. Our economic exposure related to the securitization trusts is generally limited to cash reserves, retained interests, and customary representation and warranty provisions.
As part of our securitization transactions, we typically agree to service the transferred assets for a fee, and we may also earn other related fees. The amount of the fees earned is disclosed in Note 12 to the Consolidated Financial Statements. We may also retain a portion of senior and subordinated interests issued by the trusts. Subordinate interests typically provide credit support to the more highly rated senior interest in a securitization transaction and may be subject to all or a portion of the first loss position related to the sold assets.
Certain of these securitization transactions meet the criteria to be accounted for as off-balance sheet arrangements if we either do not hold a potentially significant economic interest or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Certain of our securitization transactions do not meet the required criteria to be accounted for as off-balance sheet arrangements; therefore, they are accounted for as secured borrowings. For information regarding our off-balance sheet arrangements and securitization activities, refer to Note 1 and Note 11 to the Consolidated Financial Statements.
During 2017, we raised $7.3 billion through the completion of term securitization transactions backed by retail automotive loans, operating leases, and dealer floorplan automotive assets, which includes $1.1 billion through the completion of one off-balance sheet securitization transaction backed by retail automotive loans. Additionally, for retail automotive loans and leases, the term structure of the transaction locks in funding for a specified pool of loans and leases, creating an effective tool for managing interest rate and liquidity risk.
We manage secured funding execution risk by maintaining a diverse investor base and available committed credit facility capacity. We have access to private committed funding facilities, the largest of which is a syndicated credit facility of sixteen lenders secured by automotive receivables. This facility can fund automotive retail and dealer floorplan loans, as well as leases. During March 2016, this facility was renewed with $11.0 billion of capacity and the maturity was extended to March 2018. During 2017, we reduced the capacity of this facility to $7.5 billion. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At December 31, 2017, there was $4.2 billion outstanding under this facility. Our ability to access the unused capacity in the secured facility depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges.
The total capacity in our committed secured funding facilities is provided by banks through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At December 31, 2017, all of our $11.9 billion of secured committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of December 31, 2017, we had $2.6 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. In addition to our syndicated revolving credit facility, we also maintain various bilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets.
We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage and commercial real estate automotive finance receivables and loans. As of December 31, 2017, we had pledged $25.2 billion of assets and investment securities to the FHLB resulting in $19.4 billion in total funding capacity with $17.7 billion of debt outstanding.
At December 31, 2017, and 2016, $58.8 billion and $65.2 billion of our total assets, respectively, were restricted as collateral for the payment of debt obligations accounted for as secured borrowings and repurchase agreements. Refer to Note 16 to the Consolidated Financial Statements for further discussion.
Unsecured Financings
We obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.2 billion at December 31, 2017. We also have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed-maturity dates and floating-rate notes. There were $292 million of retail term notes outstanding at December 31, 2017. The remainder of our unsecured debt is composed of institutional term debt. Refer to Note 16 to the Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
In December 2016, we closed a private unsecured committed funding facility under which we had access to a term facility with a commitment of $850 million, and a revolving facility with a commitment of $400 million. In the third quarter of 2017, we extinguished the

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

corresponding debt and terminated these facilities in order to improve our funding profile through the utilization of more cost-efficient funding.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The financial instruments sold in repurchase agreements include U.S. government and federal agency obligations, and certificated residual interests related to asset-backed securitizations. As of December 31, 2017, we had $892 million debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day to day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We have assets pledged and restricted as collateral to the FRB totaling $2.3 billion. We had no debt outstanding with the FRB as of December 31, 2017.
Recent Funding Developments
During 2017, we accessed the public and private markets to execute secured funding transactions, whole-loan sales, unsecured funding transactions, and funding facility renewals totaling $12.0 billion. Key funding highlights from January 1, 2017, to date were as follows:

•	We closed, renewed, increased, and/or extended a net of $4.4 billion in U.S. secured credit facilities during the year ended December 31, 2017.

•
We continued to access the public and private term asset-backed securitization markets raising $7.3 billion during the year ended December 31, 2017. During 2017, we raised approximately $5.9 billion through securitizations backed by retail automotive loans and operating leases, which includes $4.4 billion raised through on-balance sheet public securitizations, $1.1 billion raised through an off-balance sheet public securitization, and $421 million raised through a private operating lease securitization. We also raised $1.4 billion through public securitizations backed by dealer floorplan automotive assets.

Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	On-balance sheet funding		% Share of funding
December 31, ($ in millions)	2017	2016	2017	2016
Secured financings	$36,869	$43,140	25%	30%
Institutional term debt	15,099	19,276	10	13
Retail debt programs (a)	3,463	4,070	2	3
Total debt (b)	55,431	66,486	37	46
Deposits	93,256	79,022	63	54
Total on-balance sheet funding	$148,687	$145,508	100%	100%

(a)	Includes $292 million and $448 million of retail term notes at December 31, 2017, and December 31, 2016, respectively.

(b)	Excludes fair value adjustment as described in Note 22 to the Consolidated Financial Statements.
Refer to Note 16 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at December 31, 2017.
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
Net cash provided by operating activities was $4.1 billion for the year ended December 31, 2017, compared to $4.6 billion for 2016. Activity was largely consistent year-over-year, as cash flows from our consumer and commercial lending activities offset declines in our leasing business.
Net cash used in investing activities was $8.7 billion for the year ended December 31, 2017, compared to $9.1 billion for 2016. The change was the result of a decrease in net cash outflows from purchases, sales, originations and repayments of finance receivables and loans of $3.2 billion, and a decrease of $0.4 billion in net cash used by nonmarketable equity investments due primarily the purchase of FRB stock in 2016 as a requirement of Ally Bank’s membership in the Federal Reserve System. Additionally, net cash outflows due to acquisitions decreased by $0.3 billion as a result of acquisitions in 2016 that did not recur in 2017. This was offset by an increase in net cash outflows

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

from purchases, sales, and repayments of available-for-sale securities of $2.1 billion. Also contributing to the change was a decrease in net cash inflows from operating lease activity of $1.5 billion.
Net cash provided by financing activities for the year ended December 31, 2017, was $2.0 billion, compared to net cash provided by financing activities of $3.7 billion for 2016. The reduction in net cash provided by financing activities was primarily attributable to a $5.8 billion decrease in net cash inflows related to short-term FHLB borrowings, and additional stock repurchases and dividends paid to common stockholders for a net cash outflow of $0.5 billion during the year ended December 31, 2017, compared to 2016. This was partially offset by less net outflows for issuance and repayment of long-term debt in the current year, as compared to the prior year by approximately $2.3 billion. Additionally, there was an increase in cash flows associated with deposits of approximately $1.7 billion, and the nonrecurring net cash outflow of $0.7 billion related to the redemption of Series A preferred stock in 2016.
Capital Planning and Stress Tests
As a BHC with $50 billion or more of total consolidated assets, Ally is required to conduct semi-annual company-run stress tests, is subject to an annual supervisory stress test conducted by the FRB, and must submit a proposed capital plan to the FRB.
Ally’s proposed capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on Ally’s capital. The proposed capital plan must also include a discussion of how Ally, under expected and stressful conditions, will maintain capital commensurate with its risks and above the minimum regulatory capital ratios, and serve as a source of strength to Ally Bank. The FRB will either object to Ally’s proposed capital plan, in whole or in part, or provide a notice of non-objection to Ally’s proposed capital plan, and must do so before Ally may take any capital action. In addition, even if the FRB does not object to our capital plan, Ally may be precluded from or limited in paying dividends or other capital distributions without the FRB’s approval under certain circumstances—for example, when we would not meet minimum regulatory capital ratios after giving effect to the distributions.
As part of the 2017 Comprehensive Capital Analysis and Review (CCAR) process, on April 5, 2017, we submitted our 2017 capital plan and stress test results to the FRB. On June 23, 2017, we publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On June 28, 2017, we received a non-objection to our capital plan from the FRB, including the proposed capital actions contained in our submission. The capital actions included a 50% increase in the quarterly cash dividend on common stock from $0.08 per share to $0.12 per share, and a 9% increase in our share repurchase program, which has been authorized by the Board, permitting us to repurchase up to $760 million of our common stock from time to time from the third quarter of 2017 through the second quarter of 2018. In addition, we submitted to the FRB the results of our company-run mid-cycle stress test conducted under multiple macroeconomic scenarios and disclosed the results of this stress test under the most severe scenario on October 5, 2017, in accordance with regulatory requirements. Additionally, in connection with the 2017 CCAR process, on January 10, 2018, the Board declared a quarterly cash dividend payment of $0.13 per share on all common stock, representing a $0.01 per share increase relative to the prior quarter.
The following table presents information related to our common stock for each quarter since the commencement of our common stock repurchase programs and initiation of a quarterly cash dividend on common stock.

($ in millions, except per share data; shares in thousands)	4th quarter 2017	3rd quarter 2017	2nd quarter 2017	1st quarter 2017	4th quarter 2016	3rd quarter 2016
Common stock repurchased during period (a)
Approximate dollar value	$190	$190	$204	$169	$167	$159
Number of shares	7,033	8,507	10,485	8,097	8,745	8,298
Number of common shares outstanding
Beginning of period	443,796	452,292	462,193	467,000	475,470	483,753
End of period	437,054	443,796	452,292	462,193	467,000	475,470
Cash dividends declared per common share (b)	$0.12	$0.12	$0.08	$0.08	$0.08	$0.08

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On January 10, 2018, the Board declared a quarterly cash dividend payment of $0.13 per share on all common stock, a $0.01 per share increase relative to our prior quarterly cash dividend. Refer to Note 32 to the Consolidated Financial Statements for further information regarding this common stock dividend.

Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review of and non-objection to the actions that we propose each year in our annual capital plan. The amount and size of any future dividends and share repurchases will depend upon our results of operations, capital levels, future opportunities, consideration and approval by the Board, and other considerations including the degree of severity of stress scenarios assigned by the FRB as part of the CCAR process.
In January 2017, the FRB amended the capital planning and stress testing rules, effective for the 2017 cycle and beyond. As a result of this amendment, the FRB may no longer object to the capital plan of a large and noncomplex BHC, like Ally, on the basis of qualitative deficiencies in its capital planning process. Instead, the qualitative assessment of Ally’s capital planning process is now conducted outside of

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

CCAR through the supervisory review process. The amendment also decreased the de minimis threshold for the amount of capital that Ally could distribute to stockholders outside of an approved capital plan without seeking prior approval of the FRB, and modified Ally’s reporting requirements to reduce unnecessary burdens.
Regulatory Capital
Refer to Note 21 to the Consolidated Financial Statements and the section titled Selected Financial Data within Item 6.
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

(b)
Moody’s upgraded our senior unsecured debt rating to Ba3 from B1, affirmed our short-term rating of Not Prime, and changed the outlook to Stable on October 20, 2015. Effective December 1, 2014, we determined to not renew our contractual arrangement with Moody’s related to their providing of our issuer, senior debt, and short-term ratings. Notwithstanding this, Moody’s has determined to continue to provide these ratings on a discretionary basis. However, Moody’s has no obligation to continue to provide these ratings, and could cease doing so at any time.

(c)	Standard & Poor’s affirmed our senior unsecured debt rating of BB+, affirmed our short-term rating of B, and maintained a Stable outlook on October 16, 2017.

(d)	DBRS affirmed our senior unsecured debt rating of BBB (Low), affirmed our short-term rating of R-3, and maintained a Stable outlook on all ratings on May 3, 2017.
Rating agencies indicate that they base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, level and quality of earnings, and the current operating, legislative, and regulatory environment. Rating agencies themselves could make or be required to make substantial changes to their ratings policies and practices—particularly in response to legislative and regulatory changes. Potential changes in rating methodology, as well as in the legislative and regulatory environment, and the timing of those changes could impact our ratings, which as noted above could increase our borrowing costs and reduce our access to capital.
A credit rating is not a recommendation to buy, sell, or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
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

December 31, 2017 ($ in millions)	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Contractually obligated payments due by period
Long-term debt
Total (a)	$45,358	$11,109	$19,187	$7,058	$8,004
Scheduled interest payments for fixed-rate long-term debt	5,311	1,050	1,386	772	2,103
Estimated interest payments for variable-rate long-term debt (b)	4,928	399	630	467	3,432
Estimated net payments under interest rate swap agreements (b)	20	—	11	—	9
Lease commitments	489	35	69	69	316
Purchase obligations	123	85	36	2	—
Bank certificates of deposit (c) (d)	43,896	28,770	12,213	2,913	—
Deposit liabilities without a stated maturity (d) (e)	49,387	49,387	—	—	—
Total contractually obligated payments due by period	$149,512	$90,835	$33,532	$11,281	$13,864
Total other commitments by expiration period
Lending commitments	$3,181	$1,206	$638	$868	$469

(a)
Total long-term debt amount reflects the remaining principal obligation and excludes net original issue discount of $1.2 billion, unamortized debt issuance costs of $110 million, and fair value adjustments of $208 million related to fixed-rate debt designated as a hedged item.

(b)
Estimated using a forecasted variable interest model, when available, or the applicable variable interest rate as of the most recent reset date prior to December 31, 2017. For additional information on derivative instruments and hedging activities, refer to Note 22 to the Consolidated Financial Statements.

(c)	Amounts presented exclude unamortized commissions paid to brokers.

(d)	Deposits exclude estimated interest payments.

(e)
Deposits without a stated maturity are payable on demand and include savings and money market checking, mortgage escrow, dealer, and other deposits; and are classified above as due in less than one year.

The foregoing table does not include our reserves for insurance losses and loss adjustment expenses, which total $140 million at December 31, 2017. While payments due on insurance losses are considered contractual obligations because they related to insurance policies issued by us, the ultimate amount to be paid and the timing of payment for an insurance loss is an estimate subject to significant uncertainty. Furthermore the majority of the balance is expected to be paid out in less than five years.
The following provides a description of the items summarized in the preceding table of contractual obligations.
Long-term Debt
Amounts represent the scheduled maturity of long-term debt at December 31, 2017, assuming that no early redemptions occur. The maturity of secured debt may vary based on the payment activity of the related secured assets. The amounts presented are before the effect of any unamortized discount, debt issuance costs, or fair value adjustment. Refer to Note 16 to the Consolidated Financial Statements for additional information on our debt obligations. We primarily use interest rate swaps to manage interest rate risk associated with our secured and unsecured long-term debt portfolio. These derivatives are recorded on the balance sheet at fair value. For additional information on derivatives, refer to Note 22 to the Consolidated Financial Statements.
Lease Commitments
We have obligations under various operating lease arrangements for real property with noncancelable lease terms that expire after December 31, 2017. Refer to Note 29 to the Consolidated Financial Statements for additional information.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Lending Commitments
We have outstanding lending commitments with customers. The amounts presented represent the unused portion of those commitments at December 31, 2017. Refer to Note 29 to the Consolidated Financial Statements for additional information.
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
Allowance for Loan Losses
We maintain an allowance for loan losses (the allowance) to absorb probable loan credit losses inherent in the held-for-investment portfolio. The allowance is maintained at a level that management considers to be adequate based upon ongoing quarterly assessments and evaluations of collectability and historical loss experience in our lending portfolio. The allowance is management’s estimate of incurred losses in our lending portfolio and involves significant judgment. Management performs quarterly analyses of these portfolios to determine if impairment has occurred and to assess the adequacy of the allowance based on historical and current trends and other factors affecting credit losses. Additions to the allowance are charged to current period earnings through the provision for loan losses; amounts determined to be uncollectible are charged directly against the allowance, while amounts recovered on previously charged-off accounts increase the allowance. Determining the appropriateness of the allowance requires management to exercise significant judgment about matters that are inherently uncertain, including the timing, frequency, and severity of credit losses that could materially affect the provision for loan losses and, therefore, net income. For additional information regarding our portfolio segments and classes, refer to Note 9 to the Consolidated Financial Statements. While we attribute portions of the allowance across our lending portfolios, the entire allowance is available to absorb probable loan losses inherent in our total lending portfolio.
The consumer portfolio segments consist of smaller-balance, homogeneous loans within our Automotive Finance operations and Mortgage Finance operations. Excluding certain loans that are identified as individually impaired, the allowance for each consumer portfolio segment (automotive and mortgage) is evaluated collectively. The allowance is based on aggregated portfolio segment evaluations that begin with estimates of incurred losses in each portfolio segment based on various statistical analyses. We leverage statistical models based on recent loss trends to develop a systematic incurred loss reserve. These statistical loss forecasting models are utilized to estimate incurred losses and consider several credit quality indicators including, but not limited to, historical loss experience, current economic conditions, credit scores, and expected loss factors by loan type. Management believes these factors are relevant to estimate incurred losses and are updated on a quarterly basis in order to incorporate information reflective of the current economic environment, as changes in these assumptions could have a significant impact. In order to develop our best estimate of probable incurred losses inherent in the loan portfolio, management reviews and analyzes the output from the models and may adjust the reserves to take into consideration environmental, qualitative, and other factors that may not be captured in the models. These adjustments are documented and reviewed through our risk management processes. Management reviews, updates, and validates its systematic process and loss assumptions on a periodic basis. This process involves an analysis of loss information, such as a review of loss and credit trends, a retrospective evaluation of actual loss information to loss forecasts, and other analyses.
The commercial portfolio segment is primarily composed of larger-balance, nonhomogeneous exposures within our Automotive Finance operations and Corporate Finance operations. These loans are primarily evaluated individually and are risk-rated based on borrower, collateral, and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current information and events. Management establishes specific allowances for commercial loans determined to be individually impaired based on the present value of expected future cash flows, discounted at the loans’ effective interest rate, and the observable market price or the fair value of collateral, whichever is determined to be the most appropriate. Estimated costs to sell the collateral on a discounted basis are included in the impairment measurement, when appropriate. In addition to the specific allowances for impaired loans, loans that are not identified as individually impaired are grouped into pools based on similar risk characteristics and collectively evaluated. These allowances are based on historical loss experience, concentrations, current economic conditions, performance trends within specific geographic locations, and other qualitative factors identified by management. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.
The determination of the allowance is influenced by numerous assumptions and many factors that may materially affect estimates of loss, including volatility of loss given default, probability of default, and rating migration. The critical assumptions underlying the allowance include: (i) segmentation of each portfolio based on common risk characteristics; (ii) identification and estimation of portfolio indicators and other factors that management believes are key to estimating incurred credit losses; and (iii) evaluation by management of borrower, collateral, and geographic information. Management monitors the adequacy of the allowance and makes adjustments as the assumptions in the underlying analyses change to reflect an estimate of incurred loan losses at the reporting date, based on the best information available at that

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

time. In addition, the allowance related to the commercial portfolio segment is influenced by estimated recoveries from automotive manufacturers relative to guarantees or agreements with them to repurchase vehicles used as collateral to secure the loans. If an automotive manufacturer is unable to fully honor its obligations, our ultimate loan losses could be higher. To the extent that actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce earnings.
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
To account for residual risk, we depreciate automotive operating lease assets to expected realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Periodically, we revise the projected value of the lease vehicle at termination based on current market conditions, and other relevant data points, and adjust depreciation expense as necessary over the remaining term of the lease. Impairment of operating lease assets is assessed upon the occurrence of a triggering event. Triggering events are systemic, observed events impacting the used vehicle market such as shocks to oil and gas prices that may indicate impairment of the operating lease asset. Impairment is determined to exist if the expected undiscounted cash flows generated from the operating lease assets are less than the carrying value of the operating lease assets. If the operating lease assets are impaired, they are written down to their fair value as estimated by discounted cash flows. There were no such impairment charges in 2017, 2016, or 2015.
Our depreciation methodology for operating lease assets considers management’s expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used vehicle values. The critical assumptions underlying the estimated carrying value of automotive lease assets include: (i) estimated market value information obtained and used by management in estimating residual values, (ii) proper identification and estimation of business conditions, (iii) our remarketing abilities, and (iv) automotive manufacturer vehicle and marketing programs. Changes in these assumptions could have a significant impact on the value of the lease residuals. Expected residual values include estimates of payments from automotive manufacturers related to residual support and risk-sharing agreements, if any. To the extent an automotive manufacturer is not able to fully honor its obligation relative to these agreements, our depreciation expense would be negatively impacted.
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
We have numerous internal controls in place to ensure the appropriateness of fair value measurements. Significant fair value measurements are subject to detailed analytics and management review and approval. We have an established risk management policy and model validation program. This model validation program ensures a controlled environment is used for the development, implementation, and operation of models used to generate fair value measurements and change procedures. Further, this program uses a risk-based approach to determine the frequency at which models are to be independently reviewed and validated to ensure the models are built as intended and are appropriate for their intended use. Additionally, a wide array of operational controls are in place to ensure the fair value measurements are reasonable, including controls over the inputs into and the outputs from the fair value measurement models. For example, we backtest the internal assumptions used within models against actual performance. We also monitor the market for recent trades, market surveys, or other market information that may be used to benchmark model inputs or outputs. Certain valuations will also be benchmarked to market indices when appropriate and available. We have scheduled model and/or input recalibrations that occur on a periodic basis but will recalibrate earlier if significant variances are observed as part of the backtesting or benchmarking noted above.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Legal and Regulatory Reserves
Our legal and regulatory reserves reflect management’s best estimate of probable losses on legal and regulatory matters. As a legal or regulatory matter develops, management, in conjunction with internal and external counsel handling the matter, evaluates on an ongoing basis whether the matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency related to a legal or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make the loss contingency both probable and estimable. When the loss contingency related to a legal or regulatory matter is deemed to be both probable and estimable, we will establish a liability with respect to the loss contingency and record a corresponding expense. To estimate the probable loss, we evaluate the individual facts and circumstances of the case including information learned through the discovery process, rulings on dispositive motions, settlement discussions, our prior history with similar matters and other rulings by courts, arbitrators or others. The reserves are continuously monitored and updated to reflect the most recent information related to each matter.
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
Determination of Provision for Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes predominantly in the United States. Significant judgments and estimates are required in determining consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent results of operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We continue to believe it is more likely than not that the benefit for certain foreign tax credits, state net operating loss carryforwards, and state capital loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on the deferred tax assets.
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

	2017			2016			2015
Year ended December 31, ($ in millions)	Average balance (a)	Interest income/Interest expense	Yield/rate	Average balance (a)	Interest income/Interest expense	Yield/rate	Average balance (a)	Interest income/Interest expense	Yield/rate
Assets
Interest-bearing cash and cash equivalents	$3,086	$37	1.20%	$2,657	$14	0.53%	$3,702	$8	0.22%
Federal funds sold and securities purchased under resale agreements	—	—	—	1	—	—	2	—	—
Investment securities (b)	22,784	568	2.49	18,255	411	2.25	17,643	381	2.16
Loans held-for-sale, net	5	—	—	9	—	—	884	40	4.52
Finance receivables and loans, net (c) (d)	119,040	5,819	4.89	113,140	5,162	4.56	104,294	4,570	4.38
Investment in operating leases, net (e)	9,791	623	6.36	13,791	942	6.83	18,058	1,149	6.36
Other earning assets	908	31	3.41	864	7	0.81	—	—	—
Total interest-earning assets	155,614	7,078	4.55	148,717	6,536	4.39	144,583	6,148	4.25
Noninterest-bearing cash and cash equivalents	827			1,412			1,522
Other assets	7,686			8,291			8,567
Allowance for loan losses	(1,208)			(1,095)			(985)
Total assets	$162,919			$157,325			$153,687
Liabilities
Interest-bearing deposit liabilities	$86,631	$1,077	1.24%	$72,515	$830	1.14%	$62,086	$718	1.16%
Short-term borrowings	9,055	127	1.40	6,161	57	0.93	6,289	49	0.78
Long-term debt (d)	48,989	1,653	3.37	59,792	1,742	2.91	66,100	1,662	2.51
Total interest-bearing liabilities	144,675	2,857	1.97	138,468	2,629	1.90	134,475	2,429	1.81
Noninterest-bearing deposit liabilities	101			94			85
Total funding sources	144,776	2,857	1.97	138,562	2,629	1.90	134,560	2,429	1.81
Other liabilities	4,652			5,090			4,302
Total liabilities	149,428			143,652			138,862
Total equity	13,491			13,673			14,825
Total liabilities and equity	$162,919			$157,325			$153,687
Net financing revenue and other interest income		$4,221			$3,907			$3,719
Net interest spread (f)			2.58%			2.49%			2.44%
Net yield on interest-earning assets (g)			2.71%			2.63%			2.57%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Amounts for the years ended December 31, 2015, were adjusted to include previously excluded equity investments with an average balance of $941 million at December 31, 2015, and related dividend income on equity investments of $25 million during the year ended December 31, 2015. Yields on available-for-sale debt securities are based on fair value as opposed to amortized cost. Yields on held-to-maturity securities are based on amortized cost.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements.

(d)	Includes the effects of derivative financial instruments designated as hedges.

(e)
Includes gains on sale of $124 million, $213 million, $351 million, for the years ended December 31, 2017, 2016, and 2015, respectively. Excluding these gains on sale, the yield would be 5.10%, 5.29%, and 4.42% for the years ended December 31, 2017, 2016, and 2015, respectively.

(f)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(g)	Net yield on interest-earning assets represents net financing revenue and other interest income as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents an analysis of the changes in net financing revenue and other interest income, volume, and rate.

	2017 vs. 2016 Increase (decrease) due to (a)				2016 vs. 2015 (Decrease) increase due to (a)
Year ended December 31, ($ in millions)	Volume		Yield/rate	Total	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$2		$21	$23	$(2)	$8	$6
Investment securities	102	—	55	157	13	17	30
Loans held-for-sale, net	—		—	—	(40)	—	(40)
Finance receivables and loans, net	269		388	657	388	204	592
Investment in operating leases, net	(273)		(46)	(319)	(272)	65	(207)
Other earning assets	—		24	24	7	—	7
Total interest-earning assets				$542			$388
Liabilities
Interest-bearing deposit liabilities	$162		$85	$247	$121	$(9)	$112
Short-term borrowings	27		43	70	(1)	9	8
Long-term debt	(315)		226	(89)	(159)	239	80
Total interest-bearing liabilities				$228			$200
Net financing revenue and other interest income				$314			$188

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
Outstanding Finance Receivables and Loans
The following table presents the composition of our on-balance sheet finance receivables and loans.

December 31, ($ in millions)	2017	2016	2015	2014	2013
Consumer
Consumer automotive	$68,071	$65,793	$64,292	$56,570	$56,417
Consumer mortgage
Mortgage Finance	11,657	8,294	6,413	3,504	3,295
Mortgage — Legacy	2,093	2,756	3,360	3,970	5,149
Total consumer mortgage	13,750	11,050	9,773	7,474	8,444
Total consumer	81,821	76,843	74,065	64,044	64,861
Commercial
Commercial and industrial
Automotive	33,025	35,041	31,469	30,871	30,948
Other	3,887	3,248	2,640	1,882	1,664
Commercial real estate	4,160	3,812	3,426	3,151	2,855
Total commercial loans	41,072	42,101	37,535	35,904	35,467
Total finance receivables and loans	$122,893	$118,944	$111,600	$99,948	$100,328
Loans held-for-sale	$108	$—	$105	$2,003	$35

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Nonperforming Assets
The following table summarizes the nonperforming assets in our on-balance sheet portfolio.

December 31, ($ in millions)	2017	2016	2015	2014	2013
Consumer
Consumer automotive	$603	$598	$475	$386	$329
Consumer mortgage
Mortgage Finance	25	10	15	19	7
Mortgage — Legacy	92	89	113	158	185
Total consumer mortgage	117	99	128	177	192
Total consumer (a)	720	697	603	563	521
Commercial
Commercial and industrial
Automotive	27	33	25	32	116
Other	44	84	44	46	74
Commercial real estate	1	5	8	4	14
Total commercial (b)	72	122	77	82	204
Total nonperforming finance receivables and loans	792	819	680	645	725
Foreclosed properties	10	13	10	10	10
Repossessed assets (c)	140	135	122	90	101
Total nonperforming assets	$942	$967	$812	$745	$836
Loans held-for-sale	$—	$—	$—	$8	$9

(a)
Interest revenue that would have been accrued on total consumer finance receivables and loans at original contractual rates was $59 million during the year ended December 31, 2017. Interest income recorded for these loans was $25 million during the year ended December 31, 2017.

(b)
Interest revenue that would have been accrued on total commercial finance receivables and loans at original contractual rates was $14 million during the year ended December 31, 2017. Interest income recorded for these loans was $11 million during the year ended December 31, 2017.

(c)	Repossessed assets exclude $9 million, $8 million, $8 million, $7 million, and $7 million of repossessed operating lease assets at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.
Accruing Finance Receivables and Loans Past Due 90 Days or More
We had no consumer or commercial on-balance sheet accruing finance receivables and loans or loans held-for-sale past due 90 days or more as to principal and interest as of December 31, 2017, 2016, 2015, and 2014, and $1 million as of December 31, 2013, which was included in our legacy mortgage portfolio.
Allowance for Loan Losses
The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	2017	2016	2015	2014	2013
Balance at January 1,	$1,144	$1,054	$977	$1,208	$1,170
Charge-offs (a)	(1,392)	(1,142)	(892)	(776)	(737)
Recoveries	382	341	283	239	265
Net charge-offs	(1,010)	(801)	(609)	(537)	(472)
Provision for loan losses	1,148	917	707	457	501
Other (b)	(6)	(26)	(21)	(151)	9
Balance at December 31,	$1,276	$1,144	$1,054	$977	$1,208

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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2017		2016		2015		2014		2013
December 31, ($ in millions)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Consumer
Consumer automotive	$1,066	83.5	$932	81.4	$834	79.1	$685	70.1	$673	55.7
Consumer mortgage
Mortgage Finance	19	1.5	11	1.0	16	1.5	10	1.0	10	0.8
Mortgage — Legacy	60	4.7	80	7.0	98	9.3	142	14.6	379	31.4
Total consumer mortgage	79	6.2	91	8.0	114	10.8	152	15.6	389	32.2
Total consumer loans	1,145	89.7	1,023	89.4	948	89.9	837	85.7	1,062	87.9
Commercial
Commercial and industrial
Automotive	37	2.9	32	2.8	29	2.8	65	6.7	67	5.6
Other	68	5.4	64	5.6	53	5.0	42	4.2	50	4.1
Commercial real estate	26	2.0	25	2.2	24	2.3	33	3.4	29	2.4
Total commercial loans	131	10.3	121	10.6	106	10.1	140	14.3	146	12.1
Total allowance for loan losses	$1,276	100.0	$1,144	100.0	$1,054	100.0	$977	100.0	$1,208	100.0
Deposit Liabilities
The following table presents the average balances and interest rates paid for types of domestic deposits.

	2017		2016		2015
Year ended December 31, ($ in millions)	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate
Domestic deposits
Noninterest-bearing deposits	$101	—%	$94	—%	$85	—%
Interest-bearing deposits
Savings and money market checking accounts	50,204	1.07	42,040	0.96	31,608	0.91
Certificates of deposit	36,375	1.47	30,275	1.39	30,212	1.39
Dealer deposits	52	5.09	200	4.16	266	3.73
Total domestic deposit liabilities	$86,732	1.24	$72,609	1.14	$62,171	1.15

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.
The following table presents the amount of certificates of deposit in denominations of $100 thousand or more and $250 thousand or more, segregated by time remaining until maturity.

December 31, 2017 ($ in millions)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Certificates of deposit ($100,000 or more)	$1,687	$3,371	$9,299	$4,567	$18,924
Certificates of deposit ($250,000 or more)	508	867	2,639	1,310	5,324

Quantitative and Qualitative Disclosures about Market Risk
Ally Financial Inc. • Form 10-K

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Refer to the Market Risk section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Based on the assessment performed, management concluded that at December 31, 2017, Ally’s internal control over financial reporting was effective based on the COSO criteria.
The independent registered public accounting firm, Deloitte & Touche LLP, has audited the Consolidated Financial Statements of Ally and has issued an attestation report on our internal control over financial reporting at December 31, 2017, as stated in its report, which is included herein.

/S/ JEFFREY J. BROWN	/S/ CHRISTOPHER A. HALMY
Jeffrey J. Brown	Christopher A. Halmy
Chief Executive Officer	Chief Financial Officer
February 21, 2018	February 21, 2018

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Ally Financial Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 21, 2018
We have served as the Company’s auditor since at least 1936; however, an earlier year could not be reliably determined.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Ally Financial Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 21, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 21, 2018

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2017	2016	2015
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$5,819	$5,162	$4,570
Interest on loans held-for-sale	—	—	40
Interest and dividends on investment securities and other earning assets	599	418	381
Interest on cash and cash equivalents	37	14	8
Operating leases	1,867	2,711	3,398
Total financing revenue and other interest income	8,322	8,305	8,397
Interest expense
Interest on deposits	1,077	830	718
Interest on short-term borrowings	127	57	49
Interest on long-term debt	1,653	1,742	1,662
Total interest expense	2,857	2,629	2,429
Net depreciation expense on operating lease assets	1,244	1,769	2,249
Net financing revenue and other interest income	4,221	3,907	3,719
Other revenue
Insurance premiums and service revenue earned	973	945	940
Gain on mortgage and automotive loans, net	68	11	45
Loss on extinguishment of debt	(7)	(5)	(357)
Other gain on investments, net	102	185	155
Other income, net of losses	408	394	359
Total other revenue	1,544	1,530	1,142
Total net revenue	5,765	5,437	4,861
Provision for loan losses	1,148	917	707
Noninterest expense
Compensation and benefits expense	1,095	992	963
Insurance losses and loss adjustment expenses	332	342	293
Other operating expenses	1,683	1,605	1,505
Total noninterest expense	3,110	2,939	2,761
Income from continuing operations before income tax expense	1,507	1,581	1,393
Income tax expense from continuing operations	581	470	496
Net income from continuing operations	926	1,111	897
Income (loss) from discontinued operations, net of tax	3	(44)	392
Net income	$929	$1,067	$1,289
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, (in dollars) (a)	2017	2016	2015
Basic earnings per common share
Net income (loss) from continuing operations	$2.04	$2.25	$(3.47)
Income (loss) from discontinued operations, net of tax	0.01	(0.09)	0.81
Net income (loss)	$2.05	$2.15	$(2.66)
Diluted earnings per common share
Net income (loss) from continuing operations	$2.03	$2.24	$(3.47)
Income (loss) from discontinued operations, net of tax	0.01	(0.09)	0.81
Net income (loss)	$2.04	$2.15	$(2.66)
Cash dividends declared per common share	$0.40	$0.16	$—

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 20 for additional earnings per share information, including the impact of preferred stock dividends recognized in connection with the redemption of the Series G Preferred Stock and the repurchases of the Series A Preferred Stock in 2015. The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Comprehensive Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2017	2016	2015
Net income	$929	$1,067	$1,289
Other comprehensive income (loss), net of tax
Investment securities
Net unrealized gains (losses) arising during the period	192	33	(39)
Less: Net realized gains reclassified to net income	92	147	99
Net change	100	(114)	(138)
Translation adjustments
Net unrealized gains (losses) arising during the period	8	3	(26)
Less: Net realized (losses) gains reclassified to net income	—	(1)	22
Net change	8	4	(48)
Net investment hedges
Net unrealized (losses) gains arising during the period	(6)	1	18
Less: Net realized losses reclassified to net income	—	—	(3)
Net change	(6)	1	21
Translation adjustments and net investment hedges, net change	2	5	(27)
Cash flow hedges
Net unrealized gains arising during the period	3	—	1
Defined benefit pension plans
Net unrealized gains (losses) arising during the period	1	(3)	—
Less: Net realized (losses) gains reclassified to net income	—	(2)	1
Net change	1	(1)	(1)
Other comprehensive income (loss), net of tax	106	(110)	(165)
Comprehensive income	$1,035	$957	$1,124
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
Ally Financial Inc. • Form 10-K

December 31, ($ in millions, except share data)	2017	2016
Assets
Cash and cash equivalents
Noninterest-bearing	$844	$1,547
Interest-bearing	3,408	4,387
Total cash and cash equivalents	4,252	5,934
Available-for-sale securities (refer to Note 8 for discussion of investment securities pledged as collateral)	22,821	18,926
Held-to-maturity securities (fair value of $1,865 and $789)	1,899	839
Loans held-for-sale, net	108	—
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	122,893	118,944
Allowance for loan losses	(1,276)	(1,144)
Total finance receivables and loans, net	121,617	117,800
Investment in operating leases, net	8,741	11,470
Premiums receivable and other insurance assets	2,047	1,905
Other assets	5,663	6,854
Total assets	$167,148	$163,728
Liabilities
Deposit liabilities
Noninterest-bearing	$108	$84
Interest-bearing	93,148	78,938
Total deposit liabilities	93,256	79,022
Short-term borrowings	11,413	12,673
Long-term debt	44,226	54,128
Interest payable	375	351
Unearned insurance premiums and service revenue	2,604	2,500
Accrued expenses and other liabilities	1,780	1,737
Total liabilities	153,654	150,411
Commitments and contingencies (refer to Note 29 and Note 30)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 489,883,553 and 485,707,644; and outstanding 437,053,936 and 467,000,306)	21,245	21,166
Accumulated deficit	(6,406)	(7,151)
Accumulated other comprehensive loss	(235)	(341)
Treasury stock, at cost (52,829,617 and 18,707,338 shares)	(1,110)	(357)
Total equity	13,494	13,317
Total liabilities and equity	$167,148	$163,728
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

December 31, ($ in millions)	2017	2016
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$20,623	$24,630
Allowance for loan losses	(136)	(173)
Total finance receivables and loans, net	20,487	24,457
Investment in operating leases, net	444	1,745
Other assets	689	1,390
Total assets	$21,620	$27,592
Liabilities
Long-term debt	$10,197	$13,259
Accrued expenses and other liabilities	9	12
Total liabilities	$10,206	$13,271
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity
Ally Financial Inc. • Form 10-K

($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit		Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2015	$21,038	$1,255	$(6,828)		$(66)	$—	$15,399
Net income			1,289				1,289
Preferred stock dividends			(2,571)	(a)			(2,571)
Series A preferred stock repurchase		(325)					(325)
Series G preferred stock redemption		(234)					(234)
Share-based compensation	62						62
Other comprehensive loss					(165)		(165)
Share repurchases related to employee stock-based compensation awards						(16)	(16)
Balance at December 31, 2015	$21,100	$696	$(8,110)		$(231)	$(16)	$13,439
Net income			1,067				1,067
Preferred stock dividends			(30)				(30)
Series A preferred stock redemption		(696)					(696)
Share-based compensation	66						66
Other comprehensive loss					(110)		(110)
Common stock repurchases (b)						(341)	(341)
Common stock dividends ($0.16 per share)			(78)				(78)
Balance at December 31, 2016	$21,166	$—	$(7,151)		$(341)	$(357)	$13,317
Net income			929				929
Share-based compensation	79						79
Other comprehensive income					106		106
Common stock repurchases (b)						(753)	(753)
Common stock dividends ($0.40 per share)			(184)				(184)
Balance at December 31, 2017	$21,245	$—	$(6,406)		$(235)	$(1,110)	$13,494

(a)
Preferred stock dividends include $2,364 million recognized in connection with the partial redemption of the Series G Preferred Stock and the repurchase of the Series A Preferred Stock. These dividends represent an additional return to preferred stockholders calculated as the excess consideration paid over the carrying amount derecognized.

(b)	Includes shares repurchased related to employee stock-based compensation awards.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2017	2016	2015
Operating activities
Net income	$929	$1,067	$1,289
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,859	2,382	2,801
Provision for loan losses	1,148	917	707
Gain on mortgage and automotive loans, net	(68)	(11)	(45)
Other gain on investments, net	(102)	(185)	(155)
Loss on extinguishment of debt	7	5	357
Originations and purchases of loans held-for-sale	(414)	(141)	(1,770)
Proceeds from sales and repayments of loans held-for-sale	310	240	1,658
(Gain) loss on sale of subsidiaries, net	—	—	(452)
Net change in
Deferred income taxes	534	458	565
Interest payable	24	1	(127)
Other assets	(153)	(120)	526
Other liabilities	(69)	(206)	(247)
Other, net	74	160	4
Net cash provided by operating activities	4,079	4,567	5,111
Investing activities
Purchases of available-for-sale securities	(11,234)	(16,031)	(12,250)
Proceeds from sales of available-for-sale securities	4,633	11,036	6,874
Proceeds from repayments of available-for-sale securities	2,899	3,379	4,255
Purchases of held-to-maturity securities	(1,026)	(841)	—
Proceeds from repayments of held-to-maturity securities	68	—	—
Purchases of finance receivables and loans held-for-investment	(5,452)	(3,859)	(4,501)
Proceeds from sales of finance receivables and loans initially held-for-investment	1,339	4,285	3,197
Originations and repayments of finance receivables and loans held-for-investment and other, net	(1,063)	(8,826)	(9,344)
Purchases of operating lease assets	(4,052)	(3,274)	(4,685)
Disposals of operating lease assets	5,567	6,304	5,546
Acquisitions, net of cash acquired	—	(309)	—
Proceeds from sale of business unit, net (a)	—	—	1,049
Net change in nonmarketable equity investments	(187)	(628)	(147)
Other, net	(219)	(306)	3
Net cash used in investing activities	(8,727)	(9,070)	(10,003)
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2017	2016	2015
Financing activities
Net change in short-term borrowings	(1,263)	4,564	1,028
Net increase in deposits	14,172	12,508	8,247
Proceeds from issuance of long-term debt	17,969	14,155	30,665
Repayments of long-term debt	(27,908)	(26,412)	(31,350)
Repurchase and redemption of preferred stock	—	(696)	(559)
Repurchase of common stock	(753)	(341)	(16)
Dividends paid	(184)	(108)	(2,571)
Net cash provided by financing activities	2,033	3,670	5,444
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	3	1	(4)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,612)	(832)	548
Cash and cash equivalents and restricted cash at beginning of year	7,881	8,713	8,165
Cash and cash equivalents and restricted cash at end of year	$5,269	$7,881	$8,713
Supplemental disclosures
Cash paid for
Interest	$2,829	$2,647	$2,632
Income taxes	51	19	96
Noncash items
Held-to-maturity securities received in consideration for loans sold	56	—	—
Finance receivables and loans transferred to loans held-for-sale	1,339	4,282	1,311
Other disclosures
Proceeds from repayments of mortgage loans held-for-investment originally designated as held-for-sale	36	40	68

(a)	Cash flows of discontinued operations are reflected within operating, investing, and financing activities in the Consolidated Statement of Cash Flows.
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheet to the Consolidated Statement of Cash Flows.

December 31, ($ in millions)	2017	2016
Cash and cash equivalents as disclosed on the Consolidated Balance Sheet	$4,252	$5,934
Restricted cash included in other assets on the Consolidated Balance Sheet (a)	1,017	1,947
Total cash and cash equivalents and restricted cash as disclosed in the Consolidated Statement of Cash Flows	$5,269	$7,881

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 14 for additional details describing the nature of restricted cash balances.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

1.    Description of Business, Basis of Presentation, and Significant Accounting Policies
Ally Financial Inc. (together with its consolidated subsidiaries unless the context requires otherwise, Ally, the Company, or we, us, or our) is a leading digital financial services company and top 25 U.S. financial holding company (FHC) based on total assets, offering diversified financial products and services for consumers, businesses, automotive dealers, and corporate clients. Ally operates with a distinctive brand, an innovative approach, and a relentless focus on our customers. We are a Delaware corporation and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956 as amended and an FHC under the Gramm-Leach-Bliley Act of 1999 as amended. We are one of the largest full service automotive finance operations in the country with a legacy that dates back to 1919, a deep expertise in automotive lending, and a complementary automotive-focused insurance business. Our wholly-owned banking subsidiary, Ally Bank, has received numerous industry awards for its services and capabilities and is one of the largest and most respected online banks, uniquely positioned for the observed shifting trends in consumer banking preferences for digital banking. We offer mortgage lending services and a variety of deposit and other banking products, including CDs, online savings, money market and checking accounts, and IRA products. We also promote a cash back credit card. We have recently integrated a growing digital wealth management and online brokerage platform to enable consumers to have a variety of options in managing their savings and wealth. Additionally, through our corporate finance business, we primarily offer senior secured leveraged cash flow and asset-based loans to middle-market companies.
Consolidation and Basis of Presentation
The Consolidated Financial Statements include the accounts of the parent and its consolidated subsidiaries, of which it is deemed to possess control, after eliminating intercompany balances and transactions, and include all variable interest entities (VIEs) in which we are the primary beneficiary. Other entities in which we have invested and have the ability to exercise significant influence over operating and financial policies of the investee, but upon which we do not possess control, are accounted for by the equity method of accounting within the financial statements and they are therefore not consolidated. Refer to Note 11 for further details on our VIEs. Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Certain reclassifications may have been made to the prior periods’ financial statements and notes to conform to the current period’s presentation, which did not have a material impact on our Consolidated Financial Statements.
In the past, we have operated our international subsidiaries in a similar manner as we operate in the United States of America (U.S. or United States), subject to local laws or other circumstances that may cause us to modify our procedures accordingly. The financial statements of subsidiaries that operate outside of the United States generally are measured using the local currency as the functional currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income until the foreign subsidiaries are sold or substantially liquidated at which point the accumulated translation adjustments are recognized directly in earnings as part of the gain or loss on sale or liquidation. Income and expense items are translated at average exchange rates prevailing during the reporting period. The majority of our international operations have ceased and are included in discontinued operations as further described in Note 3.
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
Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash on deposit at other financial institutions, cash items in process of collection, and certain highly liquid investments with original maturities of three months or less from the date of purchase. The book value of cash equivalents approximates fair value because of the short maturities of these instruments and the insignificant risk they present to changes in value with respect to changes in interest rates. Certain securities with original maturities of three months or less from the date of purchase that are held as a portion of longer-term investment portfolios, primarily held by our Insurance operations, are classified as investment securities. Cash and cash equivalents with legal restrictions limiting our ability to withdraw and use the funds are considered restricted cash and restricted cash equivalents and are presented as other assets on our Consolidated Balance Sheet.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Our debt and marketable equity securities include government securities, corporate bonds, asset-backed securities (ABS), mortgage-backed securities (MBS), and equity securities. Our portfolio includes securities classified as available-for-sale and held-to-maturity. Our available-for-sale securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss and are subject to impairment. Our held-to-maturity securities are carried at amortized cost and are subject to impairment.
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
Once a decline in fair value of a debt security is determined to be other-than-temporary, an impairment charge for the credit component is recorded to other gain (loss) on investments, net, in our Consolidated Statement of Income, and a new cost basis in the investment is established. The noncredit loss component of an available-for-sale debt security is recorded in other comprehensive income (loss) when we do not intend to sell the security and it is not more likely than not that we will have to sell the security prior to the security’s anticipated recovery. Both, the credit and noncredit loss components are recorded in earnings when we intend to sell the security or it is more likely than not that we will have to sell the security prior to the security’s anticipated recovery. Unrealized losses that we have determined to be other-than-temporary on equity securities are recorded to other gain (loss) on investments, net in our Consolidated Statement of Income. Subsequent increases and decreases to the fair value of available-for-sale debt and equity securities are included in other comprehensive income (loss), so long as they are not attributable to another other-than-temporary impairment.
Realized gains and losses on investment securities are reported in other gain (loss) on investments, net, and are determined using the specific identification method. For information on our debt and marketable equity securities, refer to Note 8.
In addition to our investments in debt and marketable equity securities, we hold equity positions in other entities. These positions include Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock held to meet regulatory requirements, other equity investments that are not publicly traded and do not have a readily determinable fair value, equity investments in low income housing tax credits, and Community Reinvestment Act (CRA) equity investments, which are also not publicly traded and do not have a readily determinable fair value. Our investments in FHLB and FRB stock and other equity investments are accounted for using the cost method of accounting. Our low income housing tax credit investments are accounted for using the proportional amortization method of accounting for qualified affordable housing investments. Our obligations related to unfunded commitments for our low income housing tax credit investments are reported in other liabilities. Our CRA investments are accounted for using the equity method of accounting. Our FHLB and FRB stock and other equity investments carried at cost are included in nonmarketable equity investments in other assets. Our investments in low income housing tax credits and CRA are also included in other assets. As conditions warrant, we review our investments for impairment and will adjust the carrying value of the investment if it is deemed to be impaired. No impairment was recognized in 2017 or 2016. For more information on our nonmarketable equity investments, refer to Note 25.
Finance Receivables and Loans
We initially classify finance receivables and loans as either loans held-for-sale or loans held-for-investment based on management’s assessment of our intent and ability to hold the loans for the foreseeable future or until maturity. Management’s view of the foreseeable future is based on the longest reasonably reliable net income, liquidity, and capital forecast period. Management’s intent and ability with respect to certain loans may change from time to time depending on a number of factors, for example economic, liquidity, and capital conditions. In order to reclassify loans to held-for-sale, management must have the intent to sell the loans and reasonably identify the specific loans to be sold.
Loans classified as held-for-sale are presented as loans held-for-sale, net on our Consolidated Balance Sheet and are carried at the lower of their net carrying value or fair value, unless the fair value option was elected, in which case those loans are carried at fair value. We’ve elected the fair value option for conforming direct-to-consumer originations for which we have a commitment to sell. The interest rate lock commitment that we enter into for a loan originated as held-for-sale and certain forward commitments to sell the loan are considered derivative instruments, which are carried at fair value on our Consolidate Balance Sheet. We have elected the fair value option to measure our non-derivative forward commitments. Changes in the fair value of our interest rate lock commitments, derivative forward commitments, and non-derivative forward commitments, as well as changes in the carrying value of loans classified as held-for-sale, are reported through gain on mortgage and automotive loans, net in our Consolidated Statement of Comprehensive Income. Interest income on our loans classified as held-for-sale is recognized based upon the contractual rate of interest on the loan and the unpaid principal balance. We report accrued interest receivable on our loans classified as held-for-sale in other assets on the Consolidated Balance Sheet.
Loans classified as held-for-investment are presented as finance receivables and loans, net on our Consolidated Balance Sheet. Finance receivables and loans are reported at their gross carrying value, which includes the principal amount outstanding, net of unamortized deferred fees and costs on originated loans, unamortized premiums and discounts on purchased loans, unamortized basis adjustments arising from the designation of finance receivables and loans as the hedged item in qualifying fair value hedge relationships, and cumulative principal charge-

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

offs. We refer to the gross carrying value less the allowance for loan loss as the net carrying value in finance receivables and loans. Unearned rate support received from an automotive manufacturer on certain automotive loans, deferred origination fees and costs, and premiums and discounts on purchased loans, are amortized over the contractual life of the related finance receivable or loan using the effective interest method. We make various incentive payments for consumer automotive loan originations to automotive dealers and account for these payments as direct loan origination costs. Additionally, we make incentive payments to certain commercial automobile wholesale borrowers and account for these payments as a reduction to interest income in the period they are earned. Interest income on our finance receivables and loans is recognized based on the contractual rate of interest plus the amortization of deferred amounts using the effective interest method. We report accrued interest receivable on our finance receivables and loans in other assets on our Consolidated Balance Sheet. Loan commitment fees are generally deferred and amortized over the commitment period. For information on finance receivables and loans, refer to Note 9.
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

•
Mortgage Finance — Consists of consumer first mortgages from our ongoing mortgage operations including bulk acquisitions, direct-to-consumer originations, and refinancing of high-quality jumbo mortgages and low-to-moderate income (LMI) mortgages.

•	Mortgage — Legacy — Consists of consumer mortgage assets originated prior to January 1, 2009, including first mortgages, subordinate-lien mortgages, and home equity mortgages.

•	Commercial — Consists of the following classes of finance receivables.

•	Commercial and Industrial

•
Automotive — Consists of financing operations to fund dealer purchases of new and used vehicles through wholesale floorplan financing. Additional commercial offerings include automotive dealer term loans, dealer fleet financing, and other equipment financing.

•	Other — Consists primarily of senior secured leveraged cash flow and asset-based loans related to our Corporate Finance business.

•	Commercial Real Estate — Consists of term loans to finance dealership land and buildings, and other commercial lending secured by real estate.
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
Loans on nonaccrual status are reported as nonperforming loans in Note 9. The receivable for interest income that is accrued, but not collected, at the date finance receivables and loans are placed on nonaccrual status is reversed against interest income and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Generally, finance receivables and loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

With the exception of certain consumer TDRs that have been returned to accruing status, for all classes of impaired loans, income recognition is consistent with that of nonaccrual loans discussed above. Impaired loans may return to accrual status as discussed in the preceding nonaccrual loan section at which time, the normal accrual of interest income resumes. For collateral dependent loans, if the recorded investment in the impaired loans exceeds the fair value of the collateral, a charge-off is recorded consistent with the TDR discussion below.
Troubled Debt Restructurings
When the terms of finance receivables or loans are modified, consideration must be given as to whether or not the modification results in a TDR. A modification is considered to be a TDR when both the borrower is experiencing financial difficulty and we grant a concession to the borrower. These considerations require significant judgment and vary by portfolio segment. In all cases, the cumulative impacts of all modifications are considered at the time of the most recent modification.
For consumer loans of all classes, various qualitative factors are utilized for assessing the financial difficulty of the borrower. These include, but are not limited to, the borrower’s default status on any of its debts, bankruptcy and recent changes in financial circumstances (loss of job, etc.). A concession has been granted when as a result of the modification we do not expect to collect all amounts due under the original loan terms, including interest accrued at the original contract rate. Types of modifications that may be considered concessions include, but are not limited to, extensions of terms at a rate that does not constitute a market rate, a reduction, deferral or forgiveness of principal or interest owed and loans that have been discharged in a Chapter 7 Bankruptcy and have not been reaffirmed by the borrower.
In addition to the modifications noted above, in our consumer automotive portfolio segment of loans we also provide extensions or deferrals of payments to borrowers whom we deem to be experiencing only temporary financial difficulty. In these cases, there are limits within our operational policies to minimize the number of times a loan can be extended, as well as limits to the length of each extension, including a cumulative cap over the life of the loan. If these limits are breached, the modification is considered a TDR as noted in the following paragraph. Before offering an extension or deferral, we evaluate the capacity of the customer to make the scheduled payments after the deferral period. During the deferral period, we continue to accrue and collect interest on the loan as part of the deferral agreement. We grant these extensions or deferrals when we expect to collect all amounts due including interest accrued at the original contract rate.
A restructuring that results in only a delay in payment that is deemed to be insignificant is not a concession and the modification is not considered to be a TDR. In order to assess whether a restructuring that results in a delay in payment is insignificant, we consider the amount of the restructured payments subject to delay in conjunction with the unpaid principal balance or the collateral value of the loan, whether or not the delay is significant with respect to the frequency of payments under the original contract, or the loan’s original expected duration. In the cases where payment extensions on our automotive loan portfolio cumulatively extend beyond 90 days and are more than 10% of the original contractual term or where the cumulative payment extension is beyond 180 days, we deem the delay in payment to be more than insignificant, and as such, classify these types of modifications as TDRs. Otherwise, we believe that the modifications do not represent a concessionary modification and accordingly, they are not classified as TDRs.
For commercial loans of all classes, similar qualitative factors are considered when assessing the financial difficulty of the borrower. In addition to the factors noted above, consideration is also given to the borrower’s forecasted ability to service the debt in accordance with the contractual terms, possible regulatory actions and other potential business disruptions (e.g., the loss of a significant customer or other revenue stream). Consideration of a concession is also similar for commercial loans. In addition to the factors noted above, consideration is also given to whether additional guarantees or collateral have been provided.
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
Net Charge-offs
We disclose the measurement of net charge-offs as the amount of gross charge-offs recognized less recoveries received. Gross charge-offs reflect the amount of the gross carry value directly written-off. Generally, we recognize recoveries when they are received and record them as an increase to the allowance for loan losses. As a general rule, consumer automotive loans are written down to estimated collateral value, less costs to sell, once a loan becomes 120 days past due. In our consumer mortgage portfolio segment, first-lien mortgages and a subset of our home equity portfolio that are secured by real estate in a first-lien position are written down to the estimated fair value of the collateral, less costs to sell, once a mortgage loan becomes 180 days past due. Consumer mortgage loans that represent second-lien positions are charged off at 180 days past due. Consumer mortgage loans within our second-lien portfolio in bankruptcy that are 60 days past due are fully charged off within 60 days of receipt of notification of filing from the bankruptcy court. Consumer automotive and first-lien consumer

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

mortgage loans in bankruptcy that are 60 days past due are written down to their expected future cash flows, which is generally fair value of the collateral, less costs to sell, within 60 days of receipt of notification of filing from the bankruptcy court. Regardless of other timelines noted within this policy, loans are considered collateral dependent once foreclosure or repossession proceedings begin and are charged-off to the estimated fair value of the underlying collateral, less costs to sell at that time.
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
The allowance is composed of two components: specific reserves established for individual loans evaluated as impaired and portfolio-level reserves established for large groups of typically smaller balance homogeneous loans that are collectively evaluated for impairment. We evaluate the adequacy of the allowance based on the combined total of these two components. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.
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
For the purpose of calculating portfolio-level reserves, we have grouped our loans into three portfolio segments: consumer automotive, consumer mortgage, and commercial. The allowance consists of the combination of a quantitative assessment component based on statistical models, a retrospective evaluation of actual loss information to loss forecasts, and includes a qualitative component based on management judgment. Management takes into consideration relevant qualitative factors, including external and internal trends such as the impacts of changes in underwriting standards, collections and account management effectiveness, geographic concentrations, and economic events, among other factors, that have occurred but are not yet reflected in the quantitative assessment component. Qualitative adjustments are documented, reviewed, and approved through our established risk governance processes and follow regulatory guidance.
Management also considers the need for a reserve on unfunded non-derivative loan commitments across our portfolio segments, including lines of credit and standby letters of credit, using similar procedures and methodologies used to determine the allowance for loan losses while also considering historical loss ratios and potential usage levels. The reserve for unfunded loan commitments is recorded within other liabilities on our Consolidated Balance Sheet and the related expense is reported as other noninterest expense in our Consolidated Statement of Comprehensive Income. Refer to Note 29 for information on our unfunded loan commitments.
During 2017, we did not substantively change any material aspect of our overall approach used to determine the allowance for loan losses for our portfolio segments. There were no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan losses for our portfolio segments.
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
The quantitative assessment component of the allowance may be supplemented with qualitative reserves based on management’s determination that such adjustments provide a better estimate of credit losses. This qualitative assessment takes into consideration relevant internal and external factors that have occurred but are not yet reflected in the forecasted losses and may affect the performance of the portfolio.
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
The quantitative assessment component of the allowance may be supplemented with qualitative reserves based on management’s determination that such adjustments provide a better estimate of credit losses. This qualitative assessment takes into consideration relevant internal and external factors that have occurred but are not yet reflected in the forecasted losses and may affect the performance of the portfolio.
Commercial Loans
The allowance for loan losses within the commercial portfolio is composed of reserves established for specific loans evaluated as impaired and portfolio-level reserves based on nonimpaired loans grouped into pools based on similar risk characteristics and collectively evaluated.
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
The quantitative assessment component of the allowance may be supplemented with qualitative reserves based on management’s determination that such adjustments provide a better estimate of credit losses. This qualitative assessment takes into consideration relevant internal and external factors that have occurred but are not yet reflected in the forecasted losses and may affect the performance of the portfolio.
Securitizations and Variable Interest Entities
For all VIEs in which we are involved, we assess whether we are the primary beneficiary of the VIE on an ongoing basis. In circumstances where we have both the power to direct the activities that most significantly impact the VIEs performance and the obligation to absorb losses or the right to receive benefits of the VIE that could be significant, we would conclude that we are the primary beneficiary of the VIE, and would consolidate the VIE. In situations where we are not deemed to be the primary beneficiary of the VIE, we do not consolidate the VIE and only recognize our interests in the VIE.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

We are involved in securitization transactions that typically involve the use of VIEs. For information regarding the company’s securitization activities, refer to Note 11.
In the case of a consolidated VIE used for a securitization transaction, the underlying automotive finance retail contracts, wholesale loans, and automotive leases remain on our Consolidated Balance Sheet with the corresponding obligations (consisting of the beneficial interests issued by the securitization entity) reflected as debt. We recognize interest income on the finance receivables, lease income on automotive leases, and interest expense on the beneficial interests issued by the securitization entity; and we recognize loan losses on the finance receivables and loans as incurred. Consolidation of the VIE would also preclude us from recording an accounting sale on the transaction.
In securitization transactions where we are not determined to be the primary beneficiary of the VIE, we must determine whether or not we achieve a sale for accounting purposes. In order to achieve a sale of finance receivables and loans for accounting purposes, the assets being transferred must be legally isolated, not be constrained by restrictions from further transfer, and be deemed to be beyond our control. We would deem the transaction to be an off-balance sheet securitization if the preceding three criteria for sale accounting are met. If we were to fail any of these three criteria for sale accounting, the transfer would be accounted for as a secured borrowing consistent with the preceding paragraph.
The gain or loss recognized on off-balance sheet securitizations take into consideration any assets received as part of the transaction, including any retained interests, and servicing assets or liabilities (if applicable), which are initially recorded at fair value at the date of sale. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, and the assets derecognized. The financial assets obtained from off-balance sheet securitizations are primarily reported as cash, or retained interests (if applicable). Retained interests are classified as securities or as other assets depending on their form and structure. The estimate of the fair value of the retained interests and servicing requires us to exercise significant judgment about the timing and amount of future cash flows from the interests. For a discussion on fair value estimates, refer to Note 25.
Gains or losses on off-balance sheet securitizations are reported in gain on mortgage and automotive loans, net, in our Consolidated Statement of Comprehensive Income.
We retain servicing rights for all of our consumer and commercial automotive loan and operating lease securitizations. We may receive servicing fees for off-balance sheet securitizations based on the securitized loan balances and certain ancillary fees, all of which are reported in servicing fees in the Consolidated Statement of Income. Typically, the fee we are paid for servicing consumer automotive finance receivables represents adequate compensation, and consequently, does not result in the recognition of a servicing asset or liability.
Repossessed and Foreclosed Assets
Assets securing our finance receivables and loans are classified as repossessed and foreclosed and included in other assets when physical possession of the collateral is taken, which includes the transfer of title through foreclosure or other similar proceedings. Repossessed and foreclosed assets are initially recognized at the lower of the outstanding balance at the time of repossession or foreclosure or the fair value of the asset less estimated costs to sell. Losses on the revaluation of repossessed and foreclosed assets (and generally, declines in value shortly after repossession or foreclosure) are recognized as a charge-off of the allowance for loan losses. Subsequent declines in value are charged to other operating expenses.
Investment in Operating Leases
Investment in operating leases, net, represents the automobiles that are underlying our automotive lease contracts and is reported at cost, less accumulated depreciation and net of impairment charges and origination fees or costs. Depreciation of vehicles is recorded on a straight-line basis to an estimated residual value over the lease term. Manufacturer support payments that we receive upfront are treated as a reduction to the cost-basis in the underlying lease asset, which has the effect of reducing depreciation expense over the life of the contract. We periodically evaluate our depreciation rate for leased vehicles based on expected residual values and adjust depreciation expense over the remaining life of the lease if deemed necessary. Income from operating lease assets that includes lease origination fees, net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term.
We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary when there is an indication of impairment based on market considerations and portfolio characteristics. Impairment is determined to exist if fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized in 2017, 2016, or 2015. We

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

accrue rental income on our operating leases when collection is reasonably assured. We generally discontinue the accrual of revenue on operating leases at the time an account is determined to be uncollectible, at the earliest of the time of repossession, within 60 days of bankruptcy notification and greater than 60 days past due, or greater than 120 days past due.
When a lease vehicle is returned to us, either at the end of the lease term or through repossession, the asset is reclassified from investment in operating leases, net, to other assets and recorded at the lower-of-cost or estimated fair value, less costs to sell, on our Consolidated Balance Sheet. Any losses recognized at this time are recorded as depreciation expense. Subsequent decline in value and any gain or loss recognized at the time of sale is recognized as a remarketing gain or loss and presented as a component of depreciation expense.
Impairment of Long-lived Assets
The net carrying values of long-lived assets (including property and equipment) are evaluated for impairment whenever events or changes in circumstances indicate that their net carrying values may not be recoverable from the estimated undiscounted future cash flows expected to result from their use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of their net carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment is measured as the amount by which the net carrying amount of the assets exceeds the fair value estimated using a discounted cash flow method. No material impairment was recognized in 2017, 2016, or 2015.
An impairment test on an asset group to be sold or otherwise disposed of is performed upon occurrence of a triggering event or when certain criteria are met (e.g., the asset is planned to be disposed of within twelve months, appropriate levels of authority have approved the sale, there is an active program to locate a buyer, etc.), which cause the disposal group to be classified as held-for-sale. Long-lived assets held-for-sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell. If the net carrying value of the assets held-for-sale exceeds the fair value less cost to sell, we recognize an impairment loss based on the excess of the net carrying amount over the fair value of the assets less cost to sell. Refer to Note 3 for a discussion of discontinued operations.
Property and Equipment
Property and equipment stated at cost, net of accumulated depreciation and amortization, are reported in other assets on our Consolidated Balance Sheet. Included in property and equipment are certain buildings, furniture and fixtures, leasehold improvements, IT hardware and software, capitalized software costs, and assets under construction. We begin depreciating these assets when they are ready for their intended use. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, which generally ranges from three to thirty years depending on the asset class. Capitalized software is generally amortized on a straight-line basis over its useful life, which generally ranges from three to five years. Capitalized software that is not expected to provide substantive service potential or for which development costs significantly exceed the amount originally expected is considered impaired and written down to fair value. Software expenditures that are considered general, administrative, or of a maintenance nature are expensed as incurred.
Business Combinations
We account for our business acquisitions using the acquisition method of accounting. Under this method, we generally record the initial carrying values of purchased assets, including identifiable intangible assets, and assumed liabilities at fair value on the acquisition date. We recognize goodwill when the acquisition price is greater than the fair value of the net assets acquired, including identifiable intangible assets. The initial fair value of recognized assets and liabilities are subject to refinement during the measurement period, a period up to one year after the closing date of an acquisition, as information relative to acquisition date fair values becomes available. Costs directly related to business combinations are recorded as expenses as they are incurred.
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
Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired, including identifiable intangibles. We allocate goodwill to applicable reporting units based on the relative fair value of the other net assets allocated to those reporting units at the time of the acquisition. In the event we restructure our business, we may reallocate goodwill. We test goodwill for impairment annually, or more frequently if events and changes in circumstances indicate that it is more likely than not that impairment exists. Our annual goodwill impairment test is performed as of August 31 of each year. In certain situations, we may perform a qualitative assessment to test goodwill for impairment. We may also decide to bypass the qualitative assessment and perform a quantitative assessment. If we perform the qualitative assessment to test goodwill for impairment and conclude that it is more likely than not that the reporting unit’s fair value is greater than its carrying value, then the quantitative assessment is not required. However, if we perform the qualitative assessment and determine that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then we must perform the quantitative assessment. The quantitative assessment uses a two-step process. The first step of the assessment requires us to compare the fair value of each of the reporting units to their respective carrying value. The fair value of the reporting units in our quantitative assessment is determined based on various analyses including discounted cash flow projections using assumptions a market participant would use. If the carrying value is less than the fair value, no impairment exists, and the second step does not need to be completed. If the carrying value is greater than the fair value or there

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

is an indication that impairment may exist, a second step must be performed where we determine the implied value of goodwill based on the individual fair values of the reporting unit’s assets and liabilities, including unrecognized intangibles, to compute the amount of the impairment. Refer to Note 2 for further discussion on goodwill.
Unearned Insurance Premiums and Service Revenue
Insurance premiums, net of premiums ceded to reinsurers, and service revenue are earned over the terms of the policies. The portion of premiums and service revenue written applicable to the unexpired terms of the policies is recorded as unearned insurance premiums or unearned service revenue. For vehicle service and maintenance contracts, premiums and service revenues are earned on a basis proportionate to the anticipated cost emergence. For other short duration contracts, premiums and service revenue are earned on a pro rata basis. For further information, refer to Note 4.
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
We use a combination of methods, including the chain ladder development factor, expected loss, Bornhuetter Ferguson (BF), and frequency and severity methods to determine the ultimate losses for an individual line of business as well as accident year basis depending on the maturity of the accident period and line of business specifics. Development methods are used for more mature years where expected loss, BF, and frequency and severity methods are used for less mature years. Both paid and incurred loss and loss adjustment expenses are reviewed where available and a weighted average of estimates or a single method may be considered in selecting the final estimate for an individual accident period. We did not change our methodology for developing reserves for insurance losses for the year ended December 31, 2017.
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
Legal and Regulatory Reserves
Reserves for legal and regulatory matters are established when those matters present loss contingencies that are both probable and estimable, with a corresponding amount recorded to other operating expense. In cases where we have an accrual for losses, it is our policy to include an estimate for probable and estimable legal expenses related to the case. If, at the time of evaluation, the loss contingency related to a legal or regulatory matter is not both probable and estimable, we do not establish a liability for the contingency. We continue to monitor legal and regulatory matters for further developments that could affect the requirement to establish a liability or that may impact the amount of a previously established liability. There may be exposure to loss in excess of any amounts recognized. For certain other matters where the risk of loss is determined to be reasonably possible, estimable, and material to the financial statements, disclosure regarding details of the matter and an estimated range of loss is required. The estimated range of possible loss does not represent our maximum loss exposure. We also disclose matters that are deemed probable or reasonably possible, material to the financial statements, but for which an estimated range of loss is not possible to determine. While we believe our reserves are adequate, the outcome of legal and regulatory proceedings is extremely difficult to predict and we may settle claims or be subject to judgments for amounts that differ from our estimates. For information regarding the nature of all material contingencies, refer to Note 30.
Earnings per Common Share
We compute basic earnings (loss) per common share by dividing net income (loss) from continuing operations attributable to common stockholders after deducting dividends on preferred stock by the weighted-average number of common shares outstanding during the period. We compute diluted earnings (loss) per common share by dividing net income (loss) from continuing operations after deducting dividends on preferred stock by the weighted-average number of common shares outstanding during the period plus the dilution resulting from incremental shares that would have been outstanding if dilutive potential common shares had been issued (assuming it does not have the effect of antidilution), if applicable.
Derivative Instruments and Hedging Activities
We use derivative instruments primarily for risk management purposes. We do not use derivative instruments for speculative purposes. Certain of our derivative instruments are designated as accounting hedges in qualifying relationships, whereas other derivative instruments have not been designated as accounting hedges. In accordance with applicable accounting standards, all derivative instruments, whether designated for hedge accounting or not, are required to be recorded on the balance sheet as assets or liabilities and measured at fair value. We

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

have elected to report the fair value of derivative assets and liabilities on a gross basis—including the fair value for the right to reclaim cash collateral or the obligation to return cash collateral—arising from instruments executed with the same counterparty under a master netting arrangement where we do not have the intent to offset. For additional information on derivative instruments and hedging activities, refer to Note 22.
At the inception of a hedge accounting relationship, we designate each qualifying hedge relationship as a hedge of the fair value of a specifically identified asset or liability (fair value hedge); as a hedge of the variability of cash flows to be received or paid, or forecasted to be received or paid, related to a recognized asset or liability (cash flow hedge); or as a hedge of the foreign-currency exposure of a net investment in a foreign operation (net investment hedge). We formally document all relationships between hedging instruments and hedged items, as well as the risk management objectives for undertaking various hedge transactions. Both at hedge inception and on an ongoing basis, we formally assess whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.
Changes in the fair value of derivative instruments qualifying as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in accumulated other comprehensive income, and recognized in the income statement when the hedged cash flows affect earnings. For a qualifying net investment hedge, the gain or loss is reported in accumulated other comprehensive income as part of the cumulative translation adjustment. The ineffective portions of changes in fair value, cash flow, and net investment hedges are immediately recognized in earnings, along with the portion of the change in fair value that is excluded from the assessment of hedge effectiveness, if any.
Hedge accounting treatment is no longer applied if a derivative financial instrument is terminated, or if the hedge designation is removed or assessed to be no longer highly effective. For terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the hedged asset or liability and are recognized into income over the remaining life of the asset or liability. For terminated cash flow hedges, unless it is probable that the forecasted cash flows will not occur within a specified period, any changes in fair value of the derivative financial instrument previously recognized remain in accumulated other comprehensive income, and are reclassified into earnings in the same period that the hedged cash flows affect earnings. Any previously recognized gain or loss for a net investment hedge continues to remain in accumulated other comprehensive income until earnings are impacted by sale or liquidation of the associated foreign operation. In all instances, after hedge accounting is no longer applied, any subsequent changes in fair value of the derivative instrument will be recorded into earnings.
Changes in the fair value of derivative financial instruments held for risk management purposes that are not designated as accounting hedges under GAAP are reported in current period earnings.
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
Share-based Compensation
Our compensation and benefits expenses include the cost of share-based awards. For equity classified share-based awards, compensation cost is ratably charged to expense based on the grant date fair value of the awards over the applicable service periods. For liability classified share-based awards, the associated liability is measured quarterly at fair value based on our share price and services rendered at the time of measurement until the awards are paid, with changes in fair value charged to compensation expense in the period in which the change occurs. We have made an accounting policy election to account for forfeitures of share-based awards as they occur. Refer to Note 24 for a discussion of our share-based compensation plans.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

liquidation of our investments in foreign operations. We may elect to enter into foreign-currency derivatives to mitigate our exposure to changes in foreign-exchange rates. Refer to the Derivative Instruments and Hedging Activities section above for a discussion of our hedging activities of the foreign-currency exposure of a net investment in a foreign operation.
Recently Adopted Accounting Standards
Statement of Cash Flows — Restricted Cash (ASU 2016-18)
As of December 31, 2017, we elected to early-adopt Accounting Standards Update (ASU) 2016-18. The amendments in this update require that amounts classified as restricted cash and restricted cash equivalents be included within the beginning-of-period and end-of-period amounts along with cash and cash equivalents on the statement of cash flows. The amendments were applied retrospectively to all periods presented within the statement of cash flows. The implementation of this guidance resulted in a change in presentation of our Consolidated Statement of Cash Flows and additional disclosures surrounding restricted cash balances, but did not result in a change to our Consolidated Statement of Income or Consolidated Balance Sheet.
Recently Issued Accounting Standards
Revenue from Contracts with Customers (ASU 2014-09)
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09. The purpose of this guidance is to streamline and consolidate existing revenue recognition principles in GAAP and to converge revenue recognition principles with International Financial Reporting Standards (IFRS). The core principle of the amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the core principle, guidance on the accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. The FASB has issued several additional ASUs to clarify guidance and provide implementation support for ASU 2014-09, as well as to delay the initial required adoption date of the amendments by one year.
The amendments to the revenue recognition principles can be applied upon adoption either through a full retrospective application or on a modified retrospective basis with a cumulative effect adjustment on the date of initial adoption with certain practical expedients. We will adopt the new guidance effective January 1, 2018, using the modified retrospective approach applied to all contracts with customers not completed upon adoption. A majority of our revenue streams are not within the scope of this ASU as they are governed by other accounting standards. Management has determined that certain revenue streams and contractual arrangements are in scope of this guidance, including deposit fees, revenue on certain noninsurance contracts, brokering commissions through our insurance operations, sales of off-lease vehicles, remarketing fee income through SmartAuction, and commission and fee income generated through Ally Invest. Management does not expect these amendments to impact current revenue recognition patterns for most of the in scope revenue streams and contracts. Under the current guidance, a portion of revenue earned on noninsurance contracts, which includes vehicle service contracts (VSCs), guaranteed asset protection (GAP) waiver contracts, and vehicle maintenance contracts (VMCs), is recognized at contract inception, while the remainder is recognized over the contract term on a basis proportionate to the anticipated cost emergence. In addition, certain commissions incurred to obtain a noninsurance contract are recognized as expense when incurred, and certain direct-response advertising costs are deferred and recognized as expense on the same basis as revenue. Upon adoption, all revenue associated with noninsurance contracts will be recognized over the contract term on a basis proportionate to the anticipated cost emergence. Further, commissions incurred to obtain these contracts will be capitalized and recognized as expense over the contract term and all advertising costs will be recognized as expense when incurred. Upon adoption of the amendments on January 1, 2018, we expect to recognize the cumulative effect of adoption by recording a reduction to our opening retained earnings of approximately $126 million, net of income taxes. Additionally, upon implementation we expect to expand our financial statement disclosures as required by the standard. While the adoption of the standard will defer the recognition of revenue and certain costs, over time the total revenue and expense recognized will not change as a result of the adoption of the standard.
Financial Instruments — Recognition and Measurement of Financial Assets (ASU 2016-01)
In January 2016, the FASB issued ASU 2016-01. The amendments in this update modify the requirements related to the measurement of certain financial instruments in the statement of financial condition and results of operations. For equity investments (other than investments accounted for using the equity method), entities must measure such instruments at fair value with changes in fair value recognized in net income. Changes in fair value for equity securities will no longer be recognized through other comprehensive income. Reporting entities may continue to elect to measure certain equity investments that do not have a readily determinable fair value at cost with adjustments for impairment and observable changes in price. In addition, for a liability (other than a derivative liability) that an entity measures at fair value, any change in fair value related to the instrument-specific credit risk, that is the entity’s own-credit, should be presented separately in other comprehensive income and not as a component of net income. The amendments are effective on January 1, 2018. The amendments must be applied on a modified retrospective basis with a cumulative effect adjustment as of the beginning of the fiscal year of initial adoption. While the amendment requiring equity investments to be measured at fair value with changes in fair value recognized in net income will create additional volatility in our Consolidated Statement of Comprehensive Income, we do not anticipate the other amendments will have a material impact to our financial statements. Upon adoption of the amendments on January 1, 2018, we expect to record a reduction to our opening retained earnings of approximately $20 million, net of income taxes, primarily as a result of transferring net unrealized losses on investment securities from accumulated other comprehensive income to accumulated deficit.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Leases (ASU 2016-02)
In February 2016, the FASB issued ASU 2016-02. The amendments in this update primarily replace the existing accounting requirements for operating leases for lessees. Lessee accounting requirements for finance leases, and lessor accounting requirements for operating leases and sales type and direct financing leases (sales type and direct financing leases were both previously referred to as capital leases) are largely unchanged. The amendments require the lessee of an operating lease to record a balance sheet gross-up upon lease commencement by recognizing a right-of-use asset and lease liability equal to the present value of the lease payments. The right-of-use asset and lease liability should be derecognized in a manner that effectively yields a straight line lease expense over the lease term. In addition to the changes to the lessee operating lease accounting requirements, the amendments also change the types of costs that can be capitalized related to a lease agreement for both lessees and lessors for all types of leases. The amendments also require additional disclosures for all lease types for both lessees and lessors. The amendments are effective on January 1, 2019, with early adoption permitted. The amendments must be applied on a modified retrospective basis with a cumulative adjustment to the beginning of the earliest fiscal year presented in the financial statements in the period of adoption. Management is currently evaluating the impact of these amendments. Upon adoption, we expect to record a balance sheet gross-up, reflecting our right-of-use asset and lease liability for our operating leases where we are the lessee (for example, our facility leases). We are currently reviewing our operating lease contracts where we are the lessee to determine the impact of the gross-up and the changes to capitalizable costs. We are also reviewing our leases where we are the lessor to determine the impact of the changes to capitalizable costs. We currently plan to adopt these amendments on January 1, 2019, and expect to use the modified retrospective approach as required.
Financial Instruments — Credit Losses (ASU 2016-13)
In June 2016, the FASB issued ASU 2016-13. The amendments in this update introduce a new accounting model to measure credit losses for financial assets measured at amortized cost. Credit losses for financial assets measured at amortized cost should be determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. In effect, the financial asset or group of financial assets should be presented at the net amount expected to be collected. Credit losses will no longer be recorded under the current incurred loss model for financial assets measured at amortized cost. The amendments also modify the accounting for available-for-sale debt securities whereby credit losses will be recorded through an allowance for credit losses rather than a write-down to the security’s cost basis, which allows for reversals of credit losses when estimated credit losses decline. Credit losses for available-for-sale debt securities should be measured in a manner similar to current GAAP. The amendments are effective on January 1, 2020, with early adoption permitted as of January 1, 2019. The amendments must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption. The new accounting model for credit losses represents a significant departure from existing GAAP, and will likely materially increase the allowance for credit losses with a resulting negative adjustment to retained earnings. Management created a formal working group to govern the implementation of these amendments consisting of key stakeholders from finance, risk, and accounting and is currently evaluating the impact of the amendments. We are in the process of designing and building the models and procedures that will be used to calculate the credit loss reserves in accordance with these amendments. We currently plan to adopt these amendments on January 1, 2020, and expect to use the modified retrospective approach as required.
Receivables — Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08)
In March 2017, the FASB issued ASU 2017-08. The amendments in this update require premiums on purchased callable debt securities to be amortized to the security’s earliest call date. Prior to this ASU, premiums and discounts on purchased callable debt securities were generally required to be amortized to the security’s maturity date. The amendments do not require an accounting change for securities held at a discount. The amendments are effective on January 1, 2019, with early adoption permitted. The amendments must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption. While our assessment is not final, we do not expect the amendments to have a material impact to our financial statements. We currently plan to adopt these amendments on January 1, 2019, and expect to use the modified retrospective approach as required.
Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)
In August 2017, the FASB issued ASU 2017-12, which enhances the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The amendments are effective on January 1, 2019, with early adoption permitted. Entities must apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. All transition requirements and elections must be applied to hedging relationships existing as of the adoption date and the effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The presentation and disclosure requirements must be applied prospectively. We currently plan to early-adopt these amendments on January 1, 2018, and do not expect to recognize a cumulative effect adjustment to opening retained earnings for cash flow and net investment hedging relationships that exist as of the adoption date.
Accumulated Other Comprehensive Income — Reclassification of Certain Tax Effects (ASU 2018-02)
In February 2018, the FASB issued ASU 2018-02. The amendments in this update provide guidance concerning the treatment of stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (the Tax Act). The amendments will provide entities an election to reclassify these stranded income tax effects from accumulated other comprehensive income to retained earnings. The reclassification amount will include the income tax effect resulting from the newly enacted federal corporate income

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

tax rate and other stranded tax amounts related to the Tax Act that we elect to reclassify. The amendments will also require additional disclosures related to the election and an entity’s accounting policy for stranded income taxes. The amendments are effective on January 1, 2019, with early adoption permitted. The amendments can be applied retrospectively to each period(s) in which the amounts included in accumulated other comprehensive income are impacted by the Tax Act or at the beginning of the annual or interim period in which the amendments are adopted. Management is currently evaluating the impact and the timing of the adoption of these amendments, however we do not expect the amendments to have a material impact to our financial statements.
2.    Acquisitions
On June 1, 2016, we acquired 100% of the equity of TradeKing Group, Inc. (TradeKing), a digital wealth management company with an online broker-dealer, digital portfolio management platform, and educational content for $298 million in cash. TradeKing, which has been rebranded as Ally Invest, operates as a wholly-owned subsidiary of Ally Financial Inc. The addition of brokerage and wealth management is a natural extension of our direct online bank, creating a full suite of financial products for savings and investments. We applied the acquisition method of accounting to this transaction, which generally requires the initial recognition of assets acquired, including identifiable intangible assets, and liabilities assumed at their respective fair value. Goodwill is recognized as the excess of the acquisition price after the recognition of the net assets, including the identifiable intangible assets. Beginning in June 2016, financial information related to Ally Invest is included within Corporate and Other.
The following table summarizes the allocation of cash consideration paid for TradeKing and the amounts of the identifiable assets acquired and liabilities assumed recognized at the acquisition date.

($ in millions)
Purchase price
Cash consideration	$298
Allocation of purchase price to net assets acquired
Intangible assets (a)	82
Cash and short-term investments (b)	50
Other assets	14
Deferred tax asset, net	4
Employee compensation and benefits	(41)
Other liabilities	(4)
Goodwill	$193

(a)	We recorded $10 million and $6 million of amortization on these intangible assets during the years ended December 31, 2017, and 2016, respectively.

(b)	Includes $40 million in cash proceeds from the acquisition transaction in order to pay employee compensation and benefits that vested upon acquisition as a result of the change in control.
The goodwill of $193 million arising from the acquisition consists largely of expected growth of the business as we leverage the Ally brand and our marketing capabilities to scale the acquired technology platform and expand the suite of financial products we offer to our existing growing customer base. None of the goodwill recognized is expected to be deductible for income tax purposes. Refer to Note 14 for the carrying amount of goodwill at the beginning and end of the reporting period.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

stemming from this sale. The remaining activity relates to previous discontinued operations for which we continue to have minimal residual costs.
Other Operations
Other operations relate to previous discontinued operations in our Insurance operations and Corporate Finance operating segments, and other operations for which we continue to have wind-down, legal, and minimal operational costs.
Select Financial Information
Select financial information of discontinued operations is summarized below. The pretax income or loss includes direct costs to transact a sale.

Year ended December 31, ($ in millions)	2017	2016	2015
Select Automotive Finance operations
Pretax (loss) income (a)	$(4)	$(2)	$452
Tax (benefit) expense (b)	(5)	2	80
Other operations
Pretax income (loss)	$2	$(41)	$16
Tax benefit	—	(1)	(4)

(a)	Includes certain treasury and other corporate activity recognized within Corporate and Other.

(b)	Includes certain income tax activity recognized within Corporate and Other.
4.    Insurance Premiums and Service Revenue Earned
The following table is a summary of insurance premiums and service revenue written and earned.

	2017		2016		2015
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned
Insurance premiums
Direct	$384	$364	$317	$318	$313	$296
Assumed	2	5	3	5	2	16
Gross insurance premiums	386	369	320	323	315	312
Ceded	(254)	(188)	(198)	(141)	(184)	(125)
Net insurance premiums	132	181	122	182	131	187
Service revenue	864	792	826	763	846	753
Insurance premiums and service revenue written and earned	$996	$973	$948	$945	$977	$940
5.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

Year ended December 31, ($ in millions)	2017	2016	2015
Remarketing fees	$104	$103	$101
Late charges and other administrative fees	102	98	90
Servicing fees	51	64	45
Income from equity-method investments	14	18	52
Other, net	137	111	71
Total other income, net of losses	$408	$394	$359

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

6.     Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows cumulative incurred claims and allocated loss adjustment expenses, net of reinsurance.

	For the years ended December 31, ($ in millions)						December 31, 2017 ($ in millions)
Accident year (a)	2012 (b)	2013 (b)	2014 (b)	2015 (b)	2016	2017	Total of incurred-but-not-reported liabilities plus expected development on reported claims (c)	Cumulative number of reported claims (c)
2012	$435	$430	$423	$423	$423	$422	$1	772,546
2013		376	365	370	370	369	1	672,263
2014			390	389	388	388	—	525,290
2015				274	271	272	—	342,231
2016					326	327	—	475,707
2017						310	21	455,965
Total						$2,088

(a)
Due to the discontinuation of various product lines and sale of certain international operations, information prior to 2013 has been excluded from the table in order to appropriately reflect the number of years for which claims are typically outstanding. In addition, given the short tail of our insurance contracts, the table above reflects the combined presentation of all business lines.

(b)	Information presented for the years 2012 through 2015 is unaudited supplementary information.

(c)
Claims are reported on a claimant basis. Claimant is defined as one vehicle for guaranteed asset protection (GAP) products, one repair visit for vehicle service contracts (VSCs) and vehicle maintenance contracts (VMCs), one dealership for dealer inventory products, and per individual/coverage for run-off personal automotive products.

The following table shows cumulative paid claims and allocated loss adjustment expenses, net of reinsurance.

	For the years ended December 31, ($ in millions)
Accident year (a)	2012 (b)	2013 (b)	2014 (b)	2015 (b)	2016	2017
2012	$391	$412	$416	$418	$419	$421
2013		347	364	366	368	368
2014			369	388	388	388
2015				252	272	272
2016					302	327
2017						289
Total						$2,065
All outstanding liabilities for loss and allocated loss adjustment expenses before 2012, net of reinsurance						7
Reserves for insurance losses and allocated loss adjustment expenses, net of reinsurance						$30

(a)
Due to the discontinuation of various product lines and sale of certain international operations, information prior to 2013 has been excluded from the table in order to appropriately reflect the number of years for which claims are typically outstanding. In addition, given the short tail of our insurance contracts, the table above reflects the combined presentation of all business lines.

(b)	Information presented for the years 2012 through 2015 is unaudited supplementary information.
The following table shows the average annual percentage payout of incurred claims by age, net of reinsurance. The information presented is unaudited supplementary information.

Year	1	2	3	4	5	6
Percentage payout of incurred claims	93.0%	5.7%	0.4%	0.3%	0.2%	0.4%

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table shows a reconciliation of the disclosures of incurred and paid claims development to the reserves for insurance losses and loss adjustment expenses.

December 31, ($ in millions)	2017	2016
Reserves for insurance losses and loss adjustment expenses, net of reinsurance	$30	$38
Total reinsurance recoverable on unpaid claims	108	108
Unallocated loss adjustment expenses	2	3
Total gross reserves for insurance losses and loss adjustment expenses	$140	$149
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2017	2016
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$149	$169
Less: Reinsurance recoverable	108	120
Net reserves for insurance losses and loss adjustment expenses at January 1,	41	49
Net insurance losses and loss adjustment expenses incurred related to:
Current year	332	345
Prior years (a)	—	(3)
Total net insurance losses and loss adjustment expenses incurred	332	342
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(309)	(320)
Prior years	(32)	(30)
Total net insurance losses and loss adjustment expenses paid or payable	(341)	(350)
Net reserves for insurance losses and loss adjustment expenses at December 31,	32	41
Plus: Reinsurance recoverable	108	108
Total gross reserves for insurance losses and loss adjustment expenses at December 31,	$140	$149

(a)	There have been no material adverse changes to the reserve for prior years.
7.    Other Operating Expenses
Details of other operating expenses were as follows.

Year ended December 31, ($ in millions)	2017	2016	2015
Insurance commissions	$415	$389	$378
Technology and communications	284	274	267
Lease and loan administration	159	136	126
Advertising and marketing	133	112	107
Professional services	113	103	93
Regulatory and licensing fees	113	94	79
Vehicle remarketing and repossession	110	95	78
Premises and equipment depreciation	89	84	82
Occupancy	46	51	50
Non-income taxes	21	25	29
Other	200	242	216
Total other operating expenses	$1,683	$1,605	$1,505

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

8.    Investment Securities
Our portfolio of securities includes bonds, equity securities, asset-backed securities, commercial and residential mortgage-backed securities, and other investments. The cost, fair value, and gross unrealized gains and losses on investment securities were as follows.

	2017				2016
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
December 31, ($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury	$1,831	$—	$(54)	$1,777	$1,680	$—	$(60)	$1,620
U.S. States and political subdivisions	850	11	(7)	854	794	7	(19)	782
Foreign government	153	2	(1)	154	157	5	—	162
Agency mortgage-backed residential	14,412	35	(156)	14,291	10,473	29	(212)	10,290
Mortgage-backed residential	2,517	11	(34)	2,494	2,162	5	(70)	2,097
Mortgage-backed commercial	541	1	(1)	541	537	2	(2)	537
Asset-backed	933	4	(1)	936	1,396	6	(2)	1,400
Corporate debt	1,262	5	(11)	1,256	1,452	7	(16)	1,443
Total debt securities (a) (b)	22,499	69	(265)	22,303	18,651	61	(381)	18,331
Equity securities	553	13	(48)	518	642	7	(54)	595
Total available-for-sale securities	$23,052	$82	$(313)	$22,821	$19,293	$68	$(435)	$18,926
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential (c) (d)	$1,863	$3	$(37)	$1,829	$839	$—	$(50)	$789
Asset-backed retained notes	36	—	—	36	—	—	—	—
Total held-to-maturity securities	$1,899	$3	$(37)	$1,865	$839	$—	$(50)	$789

(a)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million and $14 million at December 31, 2017, and 2016, respectively.

(b)
Investment securities with a fair value of $7,804 million and $4,881 million at December 31, 2017, and 2016, respectively, were pledged to secure advances from the Federal Home Loan Bank (FHLB), short-term borrowings or repurchase agreements, or for other purposes as required by contractual obligation or law. Under these agreements, we have granted the counterparty the right to sell or pledge $1,025 million and $737 million of the underlying investment securities at December 31, 2017, and 2016, respectively.

(c)	Agency mortgage-backed residential debt securities are held for liquidity risk management purposes.

(d)	Securities with a fair value of $664 million and $87 million at December 31, 2017, and 2016, respectively, were pledged to secure advances from the FHLB.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The maturity distribution of investment securities outstanding is summarized in the following tables. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
December 31, 2017
Fair value of available-for-sale debt securities (a)
U.S. Treasury	$1,777	1.7%	$—	—%	$487	1.7%	$1,290	1.8%	$—	—%
U.S. States and political subdivisions	854	2.9	76	1.8	36	2.3	203	2.5	539	3.3
Foreign government	154	2.5	—	—	80	2.5	74	2.4	—	—
Agency mortgage-backed residential	14,291	3.1	—	—	—	—	3	2.9	14,288	3.1
Mortgage-backed residential	2,494	3.1	—	—	—	—	—	—	2,494	3.1
Mortgage-backed commercial	541	3.2	—	—	30	3.1	31	3.1	480	3.2
Asset-backed	936	3.1	—	—	698	3.1	106	3.1	132	2.8
Corporate debt	1,256	2.9	140	2.6	513	2.6	564	3.2	39	4.7
Total available-for-sale debt securities	$22,303	3.0	$216	2.3	$1,844	2.5	$2,271	2.3	$17,972	3.1
Amortized cost of available-for-sale debt securities	$22,499		$217		$1,852		$2,314		$18,116
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,863	3.1%	$—	—%	$—	—%	$—	—%	$1,863	3.1%
Asset-backed retained notes	36	1.7	—	—	35	1.7	1	3.0	—	—
Total held-to-maturity securities	$1,899	3.1	$—	—	$35	1.7	$1	3.0	$1,863	3.1
December 31, 2016
Fair value of available-for-sale debt securities (a)
U.S. Treasury	$1,620	1.7%	$2	4.6%	$60	1.6%	$1,558	1.7%	$—	—%
U.S. States and political subdivisions	782	3.1	64	1.7	29	2.3	172	2.8	517	3.4
Foreign government	162	2.6	—	—	58	2.8	104	2.4	—	—
Agency mortgage-backed residential	10,290	2.9	—	—	—	—	29	2.6	10,261	2.9
Mortgage-backed residential	2,097	2.9	—	—	—	—	—	—	2,097	2.9
Mortgage-backed commercial	537	2.6	—	—	—	—	3	2.8	534	2.6
Asset-backed	1,400	2.8	—	—	1,059	2.8	143	3.2	198	2.6
Corporate debt	1,443	2.8	72	2.2	840	2.6	489	3.2	42	4.7
Total available-for-sale debt securities	$18,331	2.8	$138	2.0	$2,046	2.7	$2,498	2.2	$13,649	2.9
Amortized cost of available-for-sale debt securities	$18,651		$138		$2,040		$2,563		$13,910
Amortized cost of held-to-maturity securities (b)	$839	2.9%	$—	—%	$—	—%	$—	—%	$839	2.9%

(a)
Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.

(b)	Our held-to-maturity securities portfolio as of December 31, 2016, consisted of agency mortgage-backed residential debt securities.
The balances of cash equivalents were $10 million and $291 million at December 31, 2017, and 2016, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents interest and dividends on investment securities.

Year ended December 31, ($ in millions)	2017	2016	2015
Taxable interest	$534	$375	$340
Taxable dividends	12	17	23
Interest and dividends exempt from U.S. federal income tax	22	19	18
Interest and dividends on investment securities	$568	$411	$381
The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

Year ended December 31, ($ in millions)	2017	2016	2015
Gross realized gains	$106	$187	$184
Gross realized losses (a)	(4)	(2)	(15)
Other-than-temporary impairment	—	—	(14)
Other gain on investments, net	$102	$185	$155

(a)
Certain available-for-sale securities were sold at a loss in 2017, 2016, and 2015 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security). Any such sales were made in accordance with our risk management policies and practices.

The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the assessment of whether such losses were deemed to be other-than-temporary, we believe that the unrealized losses are not indicative of an other-than-temporary impairment of these securities. As of December 31, 2017, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis, and we expect to recover the entire amortized cost basis of the securities. As of December 31, 2017, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at December 31, 2017. Refer to Note 1 for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	2017				2016
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
December 31, ($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury	$471	$(8)	$1,305	$(46)	$1,612	$(60)	$—	$—
U.S. States and political subdivisions	242	(2)	183	(5)	524	(19)	—	—
Foreign government	80	(1)	4	—	38	—	—	—
Agency mortgage-backed residential	4,066	(19)	5,671	(137)	8,052	(196)	587	(16)
Mortgage-backed residential	857	(2)	773	(32)	813	(17)	860	(53)
Mortgage-backed commercial	76	(1)	21	—	47	(1)	149	(1)
Asset-backed	220	(1)	91	—	375	(2)	127	—
Corporate debt	529	(4)	194	(7)	744	(14)	46	(2)
Total temporarily impaired debt securities	6,541	(38)	8,242	(227)	12,205	(309)	1,769	(72)
Temporarily impaired equity securities	126	(12)	116	(36)	151	(8)	269	(46)
Total temporarily impaired available-for-sale securities	$6,667	$(50)	$8,358	$(263)	$12,356	$(317)	$2,038	$(118)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

9.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at gross carrying value was as follows.

December 31, ($ in millions)	2017	2016
Consumer automotive (a)	$68,071	$65,793
Consumer mortgage
Mortgage Finance (b)	11,657	8,294
Mortgage — Legacy (c)	2,093	2,756
Total consumer mortgage	13,750	11,050
Total consumer	81,821	76,843
Commercial
Commercial and industrial
Automotive	33,025	35,041
Other	3,887	3,248
Commercial real estate	4,160	3,812
Total commercial	41,072	42,101
Total finance receivables and loans (d)	$122,893	$118,944

(a)
Includes $18 million and $43 million of fair value adjustment for loans in hedge accounting relationships at December 31, 2017, and December 31, 2016, respectively. Refer to Note 22 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $20 million and $30 million at December 31, 2017, and December 31, 2016, respectively, 35% of which are expected to start principal amortization in 2019, and 45% in 2020. The remainder of these loans have already exited the interest-only period.

(c)
Includes loans originated as interest-only mortgage loans of $496 million and $714 million at December 31, 2017, and December 31, 2016, respectively, 3% of which are expected to start principal amortization in 2018. The remainder of these loans have already exited the interest-only period.

(d)
Totals include net increases of $551 million and $359 million at December 31, 2017, and December 31, 2016, respectively, for unearned income, unamortized premiums and discounts, and deferred fees and costs.

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2017	$932	$91	$121	$1,144
Charge-offs (a)	(1,344)	(30)	(18)	(1,392)
Recoveries	358	24	—	382
Net charge-offs	(986)	(6)	(18)	(1,010)
Provision for loan losses	1,127	(7)	28	1,148
Other (b)	(7)	1	—	(6)
Allowance at December 31, 2017	$1,066	$79	$131	$1,276
Allowance for loan losses at December 31, 2017
Individually evaluated for impairment	$36	$27	$14	$77
Collectively evaluated for impairment	1,030	52	117	1,199
Finance receivables and loans at gross carrying value
Ending balance	$68,071	$13,750	$41,072	$122,893
Individually evaluated for impairment	430	231	72	733
Collectively evaluated for impairment	67,641	13,519	41,000	122,160

(a)
Represents the amount of the gross carrying value directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 for more information regarding our charge-off policies.

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

(a)
Represents the amount of the gross carrying value directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 for more information regarding our charge-off policies.

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.
The following table presents information about significant sales of finance receivables and loans and transfers of finance receivables and loans from held-for-investment to held-for-sale.

December 31, ($ in millions)	2017	2016
Consumer automotive	$1,339	$4,267
Consumer mortgage	9	15
Commercial	—	29
Total sales and transfers	$1,348	$4,311
The following table presents information about significant purchases of finance receivables and loans.

December 31, ($ in millions)	2017	2016
Consumer automotive	$865	$21
Consumer mortgage	4,481	3,747
Total purchases of finance receivables and loans	$5,346	$3,768

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents an analysis of our past due finance receivables and loans recorded at gross carrying value.

December 31, ($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
2017
Consumer automotive	$1,994	$478	$268	$2,740	$65,331	$68,071
Consumer mortgage
Mortgage Finance	60	11	18	89	11,568	11,657
Mortgage — Legacy	43	25	62	130	1,963	2,093
Total consumer mortgage	103	36	80	219	13,531	13,750
Total consumer	2,097	514	348	2,959	78,862	81,821
Commercial
Commercial and industrial
Automotive	5	—	3	8	33,017	33,025
Other	—	—	—	—	3,887	3,887
Commercial real estate	—	—	—	—	4,160	4,160
Total commercial	5	—	3	8	41,064	41,072
Total consumer and commercial	$2,102	$514	$351	$2,967	$119,926	$122,893
2016
Consumer automotive	$1,850	$428	$302	$2,580	$63,213	$65,793
Consumer mortgage
Mortgage Finance	39	6	4	49	8,245	8,294
Mortgage — Legacy	45	18	57	120	2,636	2,756
Total consumer mortgage	84	24	61	169	10,881	11,050
Total consumer	1,934	452	363	2,749	74,094	76,843
Commercial
Commercial and industrial
Automotive	3	—	7	10	35,031	35,041
Other	—	—	—	—	3,248	3,248
Commercial real estate	—	—	—	—	3,812	3,812
Total commercial	3	—	7	10	42,091	42,101
Total consumer and commercial	$1,937	$452	$370	$2,759	$116,185	$118,944
The following table presents the gross carrying value of our finance receivables and loans on nonaccrual status.

December 31, ($ in millions)	2017	2016
Consumer automotive	$603	$598
Consumer mortgage
Mortgage Finance	25	10
Mortgage — Legacy	92	89
Total consumer mortgage	117	99
Total consumer	720	697
Commercial
Commercial and industrial
Automotive	27	33
Other	44	84
Commercial real estate	1	5
Total commercial	72	122
Total consumer and commercial finance receivables and loans	$792	$819

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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

	2017			2016
December 31, ($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$67,468	$603	$68,071	$65,195	$598	$65,793
Consumer mortgage
Mortgage Finance	11,632	25	11,657	8,284	10	8,294
Mortgage — Legacy	2,001	92	2,093	2,667	89	2,756
Total consumer mortgage	13,633	117	13,750	10,951	99	11,050
Total consumer	$81,101	$720	$81,821	$76,146	$697	$76,843
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at gross carrying value.

	2017			2016
December 31, ($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial and industrial
Automotive	$30,982	$2,043	$33,025	$33,160	$1,881	$35,041
Other	2,986	901	3,887	2,597	651	3,248
Commercial real estate	4,023	137	4,160	3,653	159	3,812
Total commercial	$37,991	$3,081	$41,072	$39,410	$2,691	$42,101

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents information about our impaired finance receivables and loans.

December 31, ($ in millions)	Unpaid principal balance (a)	Gross carrying value	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
2017
Consumer automotive	$438	$430	$91	$339	$36
Consumer mortgage
Mortgage Finance	8	8	4	4	—
Mortgage — Legacy	228	223	58	165	27
Total consumer mortgage	236	231	62	169	27
Total consumer	674	661	153	508	63
Commercial
Commercial and industrial
Automotive	27	27	9	18	3
Other	54	44	10	34	11
Commercial real estate	1	1	—	1	—
Total commercial	82	72	19	53	14
Total consumer and commercial finance receivables and loans	$756	$733	$172	$561	$77
2016
Consumer automotive	$407	$370	$131	$239	$28
Consumer mortgage
Mortgage Finance	8	8	3	5	—
Mortgage — Legacy	243	239	56	183	34
Total consumer mortgage	251	247	59	188	34
Total consumer	658	617	190	427	62
Commercial
Commercial and industrial
Automotive	33	33	7	26	3
Other	99	84	—	84	19
Commercial real estate	5	5	2	3	1
Total commercial	137	122	9	113	23
Total consumer and commercial finance receivables and loans	$795	$739	$199	$540	$85

(a)	Adjusted for charge-offs.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents average balance and interest income for our impaired finance receivables and loans.

	2017		2016		2015
Year ended December 31, ($ in millions)	Average balance	Interest income	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$391	$21	$344	$17	$295	$16
Consumer mortgage
Mortgage Finance	8	—	8	—	8	—
Mortgage — Legacy	234	10	248	9	272	9
Total consumer mortgage	242	10	256	9	280	9
Total consumer	633	31	600	26	575	25
Commercial
Commercial and industrial
Automotive	49	2	35	1	33	1
Other	69	9	60	1	41	3
Commercial real estate	5	—	6	—	5	—
Total commercial	123	11	101	2	79	4
Total consumer and commercial finance receivables and loans	$756	$42	$701	$28	$654	$29
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For automotive loans, we may offer several types of assistance to aid our customers, including extension of the loan maturity date and rewriting the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at gross carrying value were $712 million and $663 million at December 31, 2017, and December 31, 2016, respectively.
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $6 million and $2 million at December 31, 2017, and December 31, 2016, respectively. Refer to Note 1 for additional information.
The following table presents information related to finance receivables and loans recorded at gross carrying value modified in connection with a TDR during the period.

	2017			2016
Year ended December 31, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	26,156	$380	$333	20,227	$347	$293
Consumer mortgage
Mortgage Finance	4	1	1	7	3	3
Mortgage — Legacy	122	21	21	120	18	18
Total consumer mortgage	126	22	22	127	21	21
Total consumer	26,282	402	355	20,354	368	314
Commercial
Commercial and industrial
Automotive	4	16	15	1	7	7
Other	—	44	44	—	—	—
Commercial real estate	2	3	3	—	—	—
Total commercial	6	63	62	1	7	7
Total consumer and commercial finance receivables and loans	26,288	$465	$417	20,355	$375	$321

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

	2017			2016
Year ended December 31, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	8,829	$102	$71	7,800	$94	$56
Consumer mortgage
Mortgage Finance	1	1	—	—	—	—
Mortgage — Legacy	2	—	—	4	—	—
Total consumer finance receivables and loans	8,832	$103	$71	7,804	$94	$56
Concentration Risk
Consumer
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of loans are in California and Texas, which represent an aggregate of 24.7% and 24.2% of our total outstanding consumer finance receivables and loans at December 31, 2017, and December 31, 2016, respectively.
The following table shows the percentage of total consumer finance receivables and loans recorded at gross carrying value by state concentration.

	2017 (a)		2016
December 31,	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.2%	34.6%	7.8%	34.2%
Texas	13.2	6.5	13.6	6.6
Florida	8.5	4.8	8.2	4.4
Pennsylvania	4.6	1.5	4.7	1.5
Illinois	4.2	3.2	4.3	3.4
Georgia	4.2	2.5	4.3	2.2
North Carolina	3.7	1.8	3.6	1.6
Ohio	3.4	0.5	3.5	0.5
New York	3.0	2.2	3.2	1.9
Missouri	2.9	0.9	2.8	1.2
Other United States	44.1	41.5	44.0	42.5
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2017.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Commercial Real Estate
The commercial real estate portfolio consists of loans issued primarily to automotive dealers. The following table shows the percentage of total commercial real estate finance receivables and loans reported at gross carrying value by state concentration.

December 31,	2017	2016
Texas	15.7%	16.1%
Florida	10.3	10.2
California	8.2	7.9
Michigan	7.7	7.6
Georgia	4.6	3.6
New Jersey	3.6	4.2
North Carolina	3.6	3.6
South Carolina	3.5	2.7
Pennsylvania	3.0	3.1
Missouri	2.4	2.5
Other United States	37.4	38.5
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

December 31,	2017	2016
Automotive	76.3%	81.2%
Services	6.7	6.3
Health/Medical	4.9	2.3
Other	12.1	10.2
Total commercial criticized finance receivables and loans	100.0%	100.0%
10.    Investment in Operating Leases, Net
Investments in operating leases were as follows.

December 31, ($ in millions)	2017	2016
Vehicles	$10,556	$14,584
Accumulated depreciation	(1,815)	(3,114)
Investment in operating leases, net	$8,741	$11,470
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

Year ended December 31, ($ in millions)	2017	2016	2015
Depreciation expense on operating lease assets (excluding remarketing gains)	$1,368	$1,982	$2,600
Remarketing gains	(124)	(213)	(351)
Net depreciation expense on operating lease assets	$1,244	$1,769	$2,249

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the future lease nonresidual rental payments due from customers for vehicles on operating leases.

Year ended December 31, ($ in millions)
2018	$1,319
2019	839
2020	364
2021	46
2022 and thereafter	4
Total	$2,572
11.    Securitizations and Variable Interest Entities
Overview
We securitize, transfer, and service consumer and commercial automotive loans, and operating leases. We often securitize these loans and notes secured by operating leases (collectively referred to as financial assets) through the use of special-purpose entities (SPEs). A SPE is a legal entity that is designed to fulfill a specified limited need of the sponsor. Our principal use of SPEs is to obtain liquidity by securitizing certain of our financial assets and operating lease assets which may, or may not, be included on our Consolidated Balance Sheet.
The transaction-specific SPEs involved in our securitization transactions are often considered VIEs. VIEs are entities that have either a total equity investment at risk that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors at risk lack the ability to control the entity’s activities.
Securitizations
In executing a securitization transaction, we typically sell pools of financial assets to a wholly-owned, bankruptcy-remote SPE, which then transfers the financial assets to a separate, transaction-specific SPE for cash, and typically, other retained interests. The securitization entity is funded through the issuance of beneficial interests, which could take the form of notes or residual interests, and can be sold to investors and/or retained by us. We typically hold retained beneficial interests in our securitizations including, but not limited to, retained notes, certificated residual interests, as well as certain noncertificated interests retained from the sale of automotive finance receivables. If sold, the beneficial interests only entitle the investors to specified cash flows generated from the underlying securitized assets. If retained, the interests provide credit enhancement to the SPE as they may absorb credit losses or other cash shortfalls and may represent a form of significant continuing economic interests. In addition to providing a source of liquidity and cost-efficient funding, securitizing these financial assets also reduces our credit exposure to the borrowers beyond any economic interest we may retain.
The SPEs are limited to specific activities by their respective legal documents, but are generally allowed to acquire the financial assets, to issue beneficial interests to investors to fund the acquisition of the financial assets, and to enter into derivatives or other yield maintenance contracts to hedge or mitigate certain risks related to the financial assets or beneficial interests of the entity. A servicer, who is generally us, is appointed pursuant to the underlying legal documents to service the assets the SPE holds and the beneficial interests it issues. Servicing functions include, but are not limited to, general collection activity on current and noncurrent accounts, loss mitigation efforts including repossession and sale of collateral, as well as preparing and furnishing statements summarizing the asset and beneficial interest performance. These servicing responsibilities constitute continued involvement in the transferred financial assets.
Cash flows from the securitized financial assets represent the sole source for payment of distributions on the beneficial interests issued by the SPE and for payments to the parties that perform services for the SPE, such as the servicer or the trustee.
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
Other than our customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Representation and warranty provisions generally require us to repurchase assets or indemnify the investor or other party for incurred losses to the extent it is determined that the assets were ineligible or were otherwise defective at the time of sale. We did not provide any non-contractual financial support to any of these entities during 2017, 2016, or 2015.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Variable Interest Entities
The determination of whether the assets and liabilities of the VIEs are consolidated on our balance sheet (also referred to as on-balance sheet) or not consolidated on our balance sheet (also referred to as off-balance sheet) depends on the terms of the related transaction and our continuing involvement (if any) with the VIE. We are deemed the primary beneficiary and therefore consolidate VIEs for which we have both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE’s economic performance, and (b) a variable interest (or variable interests) that (i) obligates us to absorb losses that could potentially be significant to the VIE; and/or (ii) provides us the right to receive residual returns of the VIE that could potentially be significant to the VIE. We determine whether we hold a significant variable interest in a VIE based on a consideration of both qualitative and quantitative factors regarding the nature, size, and form of our involvement with the VIE. We assess whether we are the primary beneficiary of a VIE on an ongoing basis and are generally determined to be the primary beneficiary in VIEs established for our securitization activities when we have a controlling financial interest in the VIE, primarily due to our servicing activities, and our beneficial interest in the VIE that could be potentially significant. The consolidated VIEs included on the Consolidated Balance Sheet represent separate entities with which we are involved. The third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to us, except for the customary representation and warranty provisions. In addition, the cash flows from the assets are restricted only to pay such liabilities. Thus, our economic exposure to loss from outstanding third-party financing related to consolidated VIEs is limited to the carrying value of the consolidated VIE assets. Generally, all assets of consolidated VIEs, presented below based upon the legal transfer of the underlying assets in order to reflect legal ownership, are restricted for the benefit of the beneficial interest holders. For additional information regarding the company’s significant accounting policies for consolidated VIEs, refer to the Securitizations and Variable Interest Entities section of Note 1.
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
The pretax gain on sales of financial assets into non-consolidated VIEs was $2 million for the year ended December 31, 2017. There were no pretax gains or losses for the year ended December 31, 2016, while there was a pretax loss of $3 million for the year ended December 31, 2015. For additional information regarding the company’s significant accounting policies for non-consolidated VIEs, refer to the Securitizations and Variable Interest Entities section of Note 1.
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

December 31, ($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
2017
On-balance sheet variable interest entities
Consumer automotive	$17,597	(b)	$7,677	(c)
Commercial automotive	12,550		2,558
Off-balance sheet variable interest entities
Consumer automotive	37	(d)	—		$1,964	$2,001	(e)
Commercial other	592	(f)	248	(g)	—	790	(h)
Total	$30,776		$10,483		$1,964	$2,791
2016
On-balance sheet variable interest entities
Consumer automotive	$20,869	(b)	$8,557	(c)
Commercial automotive	16,278		4,764
Off-balance sheet variable interest entities
Consumer automotive	24	(f)	—		$2,899	$2,923	(e)
Commercial other	460	(f)	169	(g)	—	651	(h)
Total	$37,631		$13,490		$2,899	$3,574

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $8.5 billion and $9.6 billion of assets that are not encumbered by VIE beneficial interests held by third parties at December 31, 2017, and December 31, 2016, respectively. Ally or consolidated affiliates hold the interests in these assets.

(c)	Includes $29 million and $50 million of liabilities that are not obligations to third-party beneficial interest holders at December 31, 2017, and December 31, 2016, respectively.

(d)
Represents retained notes and certificated residual interests, of which $36 million is classified as held-to-maturity securities and $1 million is classified as other assets at December 31, 2017. These assets represent our compliance with the risk retention rules under the Dodd-Frank Act, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations, which became effective on December 24, 2016.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

On-balance Sheet Variable Interest Entities
The consolidated VIEs included on the Consolidated Balance Sheet represent separate entities with which we are involved. The third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to us, except for the customary representation and warranty provisions. In addition, the cash flows from the assets are restricted only to pay such liabilities. Thus, our economic exposure to loss from outstanding third-party financing related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets. All assets of consolidated VIEs, presented below based upon the legal transfer of the underlying assets in order to reflect legal ownership, are restricted for the benefit of the beneficial interest holders.

December 31, ($ in millions)	2017	2016
Assets
Finance receivables and loans, net
Consumer	$8,186	$8,929
Commercial	12,437	15,701
Allowance for loan losses	(136)	(173)
Total finance receivables and loans, net	20,487	24,457
Investment in operating leases, net	444	1,745
Other assets	689	1,390
Total assets	$21,620	$27,592
Liabilities
Long-term debt	$10,197	$13,259
Accrued expenses and other liabilities	9	12
Total liabilities	$10,206	$13,271
Cash Flows with Off-balance Sheet Securitization Entities
The following table summarizes cash flows received and paid related to securitization entities and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive assets (e.g., servicing) that were outstanding during the years ended December 31, 2017, 2016, and 2015. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Year ended December 31, ($ in millions)	2017	2016	2015
Cash proceeds from transfers completed during the period	$1,187	$1,715	$1,551
Cash disbursements for repurchases during the period (a)	(491)	—	—
Servicing fees	31	35	28
Cash flows received on retained interests in securitization entities	21	—	—
Other cash flows	4	8	—

(a)	During the second quarter of 2017, we elected to not renew a retail automotive credit conduit facility and also purchased the related retail automotive loans and settled associated retained interests.
Delinquencies and Net Credit Losses
The following table represents off-balance sheet securitizations and whole-loan sales where we have continuing involvement. The table presents quantitative information about delinquencies and net credit losses.

	Total amount		Amount 60 days or more past due		Net credit losses
December 31, ($ in millions)	2017	2016	2017	2016	2017	2016
Off-balance sheet securitization entities
Consumer automotive	$1,964	$2,392	$16	$13	$13	$8
Total off-balance sheet securitization entities	1,964	2,392	16	13	13	8
Whole-loan sales (a)	1,399	3,164	4	6	3	3
Total	$3,363	$5,556	$20	$19	$16	$11

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

12.    Servicing Activities
Automotive Finance Servicing Activities
We service consumer automotive contracts. Historically, we have sold a portion of our consumer automotive contracts. With respect to contracts we sell, we generally retain the right to service and earn a servicing fee for our servicing function. We have concluded that the fee we are paid for servicing consumer automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automotive servicing fee income of $51 million, $64 million, and $45 million during the years ended December 31, 2017, 2016, and 2015, respectively.
Automotive Finance Serviced Assets
The current unpaid principal balance and any related unamortized deferred fees and costs of total serviced automotive finance loans and net investment in operating leases outstanding were as follows.

December 31, ($ in millions)	2017	2016
On-balance sheet automotive finance loans and leases
Consumer automotive	$67,631	$65,646
Commercial automotive	37,058	38,853
Operating leases	8,682	11,311
Other	121	67
Off-balance sheet automotive finance loans
Securitizations	1,977	2,412
Whole-loan sales	1,409	3,191
Total serviced automotive finance loans and leases	$116,878	$121,480
13.    Premiums Receivable and Other Insurance Assets
Premiums receivable and other insurance assets consisted of the following.

December 31, ($ in millions)	2017	2016
Prepaid reinsurance premiums	$507	$439
Reinsurance recoverable on unpaid losses	108	108
Reinsurance recoverable on paid losses	19	20
Premiums receivable	84	80
Deferred policy acquisition costs	1,329	1,258
Total premiums receivable and other insurance assets	$2,047	$1,905

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

14.    Other Assets
The components of other assets were as follows.

December 31, ($ in millions)	2017	2016
Property and equipment at cost	$1,064	$901
Accumulated depreciation	(608)	(525)
Net property and equipment	456	376
Nonmarketable equity investments (a)	1,233	1,046
Restricted cash collections for securitization trusts (b)	812	1,694
Accrued interest and rent receivables	550	476
Net deferred tax assets (c)	461	994
Goodwill (d)	240	240
Other accounts receivable	116	100
Cash reserve deposits held for securitization trusts (e)	111	184
Restricted cash and cash equivalents (f)	94	111
Fair value of derivative contracts in receivable position (g)	39	95
Cash collateral placed with counterparties	29	167
Other assets	1,522	1,371
Total other assets	$5,663	$6,854

(a)
Includes investments in FHLB stock of $745 million and $577 million at December 31, 2017, and 2016, respectively; and FRB stock of $445 million and $435 million at December 31, 2017, and 2016, respectively.

(b)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(c)	For further discussion regarding the impact to our deferred tax asset as a result of the Tax Act, refer to Note 23.

(d)
Includes goodwill of $27 million within our Insurance operations at both December 31, 2017, and 2016; $193 million within Corporate and Other at both December 31, 2017, and 2016; and $20 million within Automotive Finance operations at both December 31, 2017, and 2016. As a result of our acquisition of TradeKing, we recognized $193 million of goodwill within Corporate and Other on June 1, 2016. On August 1, 2016, we purchased assets from Blue Yield and as a result recognized $20 million of goodwill within Automotive Finance operations. No other changes to the carrying amount of goodwill were recorded during the years ended December 31, 2017, 2016, and 2015.

(e)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

(f)
Primarily represents a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, or letter of credit arrangements and corresponding collateral requirements.

(g)	For additional information on derivative instruments and hedging activities, refer to Note 22.
15.    Deposit Liabilities
Deposit liabilities consisted of the following.

December 31, ($ in millions)	2017	2016
Noninterest-bearing deposits	$108	$84
Interest-bearing deposits
Savings and money market checking accounts	49,267	46,976
Certificates of deposit	43,869	31,795
Dealer deposits	12	167
Total deposit liabilities	$93,256	$79,022
At December 31, 2017, and December 31, 2016, certificates of deposit included $18.9 billion and $12.1 billion, respectively, of those in denominations of $100 thousand or more. At December 31, 2017, and December 31, 2016, certificates of deposit included $5.3 billion and $3.5 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the scheduled maturity of total certificates of deposit at December 31, 2017.

($ in millions)
Due in 2018	$28,764
Due in 2019	8,613
Due in 2020	3,579
Due in 2021	1,418
Due in 2022	1,495
Total certificates of deposit	$43,869
16.    Debt
Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	2017			2016
December 31, ($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,171	$—	$3,171	$3,622	$—	$3,622
Federal Home Loan Bank	—	7,350	7,350	—	7,875	7,875
Financial instruments sold under agreements to repurchase	—	892	892	—	1,176	1,176
Total short-term borrowings	$3,171	$8,242	$11,413	$3,622	$9,051	$12,673
Weighted average interest rate (b)			1.5%			1.0%

(a)	Refer to the section below titled Long-term Debt for further details on assets restricted as collateral for payment of the related debt.

(b)	Based on the debt outstanding and the interest rate at December 31 of each year.
We periodically enter into term repurchase agreements, short-term borrowing agreements in which we sell financial instruments to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of December 31, 2017, the financial instruments sold under agreements to repurchase consisted of $892 million of agency mortgage-backed residential debt securities set to mature as follows: $73 million within the next 30 days, $521 million within 31 to 60 days, and $298 million within 61 to 90 days. Refer to Note 8 and Note 26 for further details. Additionally, in December 2016, we sold asset-backed automotive financial instruments, which are our retained interests from certain on-balance sheet securitizations, subject to a repurchase agreement in exchange for $500 million, which was recorded as a short-term secured borrowing. The asset-backed automotive financial instruments that we sold subject to the repurchase agreement were secured by finance receivables that we have securitized. Refer to Note 11 for additional information on our securitization activities. This repurchase agreement was terminated in September 2017.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. At December 31, 2017, we placed cash collateral totaling $10 million and received cash collateral totaling $1 million. At December 31, 2016, we placed cash collateral totaling $45 million.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Long-term Debt
The following tables present the composition of our long-term debt portfolio.

December 31, ($ in millions)	Amount	Stated interest rate	Weighted-average stated interest rate (a)	Due date range
2017
Unsecured debt
Fixed rate (b)	$12,820
Variable rate	1
Trust preferred securities (c)	2,570
Fair value adjustment (d)	240
Total unsecured debt	15,631	1.48–8.00%	5.68%	2018–2049
Secured debt
Fixed rate	18,845
Variable rate (e)	9,782
Fair value adjustment (d)	(32)
Total secured debt (f) (g) (h)	28,595	0.63–4.50%	1.96%	2018–2036
Total long-term debt	$44,226
2016
Unsecured debt
Fixed rate (b)	$17,155
Variable rate	1
Trust preferred securities (c)	2,568
Fair value adjustment (d)	326
Total unsecured debt	20,050	0.68–8.00%	5.36%	2017–2049
Secured debt
Fixed rate	17,935
Variable rate	16,154
Fair value adjustment (d)	(11)
Total secured debt (f) (g) (h)	34,078	0.63–4.55%	1.53%	2017–2035
Total long-term debt	$54,128

(a)	Based on the debt outstanding and the interest rate at December 31 of each year excluding any impacts of interest rate hedges.

(b)	Includes subordinated debt of $1.4 billion at both December 31, 2017, and 2016.

(c)	Refer to the section below titled Trust Preferred Securities for further information.

(d)	Represents the fair value adjustment associated with the application of hedge accounting on certain of our long-term debt positions. Refer to Note 22 for additional information.

(e)	Includes $8 million of long-term debt that does not have a stated interest rate.

(f)	Includes $10.2 billion and $13.3 billion of VIE secured debt at December 31, 2017, and 2016, respectively.

(g)	Includes $8.1 billion and $14.8 billion of debt outstanding from our automotive secured revolving credit facilities at December 31, 2017, and 2016, respectively.

(h)	Includes advances from the FHLB of Pittsburgh of $10.3 billion and $6.1 billion at December 31, 2017, and 2016, respectively.

	2017			2016
December 31, ($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$3,482	$7,499	$10,981	$4,274	$10,279	$14,553
Due after one year	11,909	21,128	33,037	15,450	23,810	39,260
Fair value adjustment	240	(32)	208	326	(11)	315
Total long-term debt	$15,631	$28,595	$44,226	$20,050	$34,078	$54,128
To achieve the desired balance between fixed- and variable-rate debt, we utilize interest rate swap agreements. The use of these derivative financial instruments had the effect of synthetically converting $3.8 billion and $2.1 billion of our fixed-rate debt into variable-rate

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

obligations, and $3.4 billion and $132 million of our variable-rate debt into fixed-rate obligations at December 31, 2017, and 2016, respectively.
The following table presents the scheduled remaining maturity of long-term debt at December 31, 2017, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2018	2019	2020	2021	2022	2023 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$3,582	$1,681	$2,251	$637	$1,067	$7,408	$240	$16,866
Original issue discount	(100)	(39)	(39)	(43)	(47)	(967)	—	(1,235)
Total unsecured	3,482	1,642	2,212	594	1,020	6,441	240	15,631
Secured
Long-term debt	7,499	8,352	6,879	3,712	1,631	554	(32)	28,595
Total long-term debt	$10,981	$9,994	$9,091	$4,306	$2,651	$6,995	$208	$44,226
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	2017			2016
December 31, ($ in millions)	Total (a)		Ally Bank	Total (a)		Ally Bank
Investment securities (b)	$8,371		$7,443	$4,895		$4,231
Mortgage assets held-for-investment and lending receivables	13,579		13,579	10,954		10,954
Consumer automotive finance receivables (b)	19,787		6,200	27,846		5,751
Commercial automotive finance receivables	16,567		16,472	19,487		19,280
Operating leases	457		—	2,040		913
Total assets restricted as collateral (c) (d)	$58,761		$43,694	$65,222		$41,129
Secured debt	$36,837	(e)	$23,278	$43,129	(e)	$22,149

(a)	Ally Bank is a component of the total column.

(b)
A portion of the restricted investment securities at December 31, 2017, and December 31, 2016, and consumer automotive finance receivables at December 31, 2016, were restricted under repurchase agreements. Refer to the section above titled Short-term Borrowings for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $25.2 billion and $19.0 billion at December 31, 2017, and December 31, 2016, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans and investment securities. Ally Bank has access to the FRB Discount Window. Ally Bank had assets pledged and restricted as collateral to the FRB totaling $2.3 billion and $2.4 billion at December 31, 2017, and December 31, 2016, respectively. These assets were composed of consumer automotive finance receivables and loans and operating lease assets. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Consolidated Balance Sheet. Refer to Note 14 for additional information.

(e)	Includes $8.2 billion and $9.1 billion of short-term borrowings at December 31, 2017, and December 31, 2016, respectively.
Trust Preferred Securities
At December 31, 2017, we have issued and outstanding approximately $2.6 billion in aggregate liquidation preference of 8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 (Series 2 TRUPS). Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions were payable at an annual rate of 8.125% payable quarterly in arrears, through but excluding February 15, 2016. From and including February 15, 2016, to but excluding February 15, 2040, distributions will be payable at an annual rate equal to three-month London interbank offer rate plus 5.785% payable quarterly in arrears, beginning May 15, 2016. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time on or after February 15, 2016, may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Covenants and Other Requirements
In secured funding transactions, there are trigger events that could cause the debt to be prepaid at an accelerated rate or could cause our usage of the credit facility to be discontinued. The triggers are generally based on the financial health and performance of the servicer as well as performance criteria for the pool of receivables, such as delinquency ratios, loss ratios, and commercial payment rates. During 2017, there were no trigger events that resulted in the repayment of debt at an accelerated rate or impacted the usage of our credit facilities.
Funding Facilities
We utilize both committed credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Consolidated Balance Sheet.
As of December 31, 2017, Ally Bank had exclusive access to $2.7 billion of funding capacity from committed credit facilities. Funding programs supported by the FRB and the FHLB complement Ally Bank’s private collateralized funding vehicles.
The total capacity in our committed funding facilities is provided by banks through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At December 31, 2017, all of our $11.9 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of December 31, 2017, we had $2.6 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.
Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
December 31, ($ in millions)	2017	2016	2017	2016	2017	2016
Bank funding
Secured (b)	$1,785	$3,250	$890	$350	$2,675	$3,600
Parent funding
Secured	6,330	11,550	2,920	1,975	9,250	13,525
Unsecured	—	—	—	1,250	—	1,250
Total committed facilities	$8,115	$14,800	$3,810	$3,575	$11,925	$18,375

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

(b)	Excludes off-balance sheet credit facility amounts.
17.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

December 31, ($ in millions)	2017	2016
Accounts payable	$746	$649
Employee compensation and benefits	248	232
Reserves for insurance losses and loss adjustment expenses	140	149
Fair value of derivative contracts in payable position (a)	41	95
Deferred revenue	32	56
Cash collateral received from counterparties	17	10
Other liabilities	556	546
Total accrued expenses and other liabilities	$1,780	$1,737

(a)	For additional information on derivative instruments and hedging activities, refer to Note 22.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

18.    Equity
Common Stock
The following table presents changes in the number of shares issued and outstanding.

Year ended December 31, (shares in thousands) (a)	2017	2016	2015
Common stock
Total issued at January 1,	485,708	482,791	480,136
New issuances
Employee benefits and compensation plans	4,176	2,917	2,655
Total issued at December 31,	489,884	485,708	482,791
Treasury balance at January 1,	(18,707)	(811)	(41)
Repurchase of common stock (b) (c)	(34,122)	(17,897)	(769)
Total treasury stock at December 31,	(52,830)	(18,707)	(811)
Total outstanding at December 31,	437,054	467,000	481,980

(a)	Figures in the table may not recalculate exactly due to rounding. Number of shares issued, in treasury, and outstanding are calculated based on unrounded numbers.

(b)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(c)
On July 19, 2016, we announced a common stock repurchase program of up to $700 million. The program commenced in the third quarter of 2016 and expired on June 30, 2017. On June 28, 2017, we announced a common stock repurchase program of up to $760 million. The program commenced in the third quarter of 2017 and will expire on June 30, 2018.

19.    Accumulated Other Comprehensive Loss
The following table presents changes, net of tax, in each component of accumulated other comprehensive loss.

($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive loss
Balance at January 1, 2015	$(21)	$36	$7	$(88)	$(66)
2015 net change	(138)	(27)	1	(1)	(165)
Balance at December 31, 2015	$(159)	$9	$8	$(89)	$(231)
2016 net change	(114)	5	—	(1)	(110)
Balance at December 31, 2016	$(273)	$14	$8	$(90)	$(341)
2017 net change	100	2	3	1	106
Balance at December 31, 2017	$(173)	$16	$11	$(89)	$(235)

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 22.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following tables present the before- and after-tax changes in each component of accumulated other comprehensive (loss) income.

Year ended December 31, 2017 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$237		$(45)		$192
Less: Net realized gains reclassified to income from continuing operations	105	(a)	(13)	(b)	92
Net change	132		(32)		100
Translation adjustments
Net unrealized gains arising during the period	12		(4)		8
Net investment hedges (c)
Net unrealized losses arising during the period	(10)		4		(6)
Cash flow hedges (c)
Net unrealized gains arising during the period	5		(2)		3
Defined benefit pension plans
Net unrealized gains arising during the period	1		—		1
Other comprehensive income	$140		$(34)		$106

(a)	Includes gains reclassified to other gain on investments, net in our Consolidated Statement of Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Consolidated Statement of Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 22.

Year ended December 31, 2016 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$13		$20		$33
Less: Net realized gains reclassified to income from continuing operations	185	(a)	(38)	(b)	147
Net change	(172)		58		(114)
Translation adjustments
Net unrealized gains arising during the period	5		(2)		3
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(1)		—		(1)
Net change	6		(2)		4
Net investment hedges (c)
Net unrealized gains arising during the period	1		—		1
Defined benefit pension plans
Net unrealized losses arising during the period	(5)		2		(3)
Less: Net realized losses reclassified to income from continuing operations	(4)	(d)	2	(b)	(2)
Net change	(1)		—		(1)
Other comprehensive loss	$(166)		$56		$(110)

(a)	Includes gains reclassified to other gain on investments, net in our Consolidated Statement of Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Consolidated Statement of Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 22.

(d)	Includes gains reclassified to compensation and benefits expense in our Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2015 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(65)		$26		$(39)
Less: Net realized gains reclassified to income from continuing operations	155	(a)	(56)	(b)	99
Net change	(220)		82		(138)
Translation adjustments
Net unrealized losses arising during the period	(39)		13		(26)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	42		(20)		22
Net change	(81)		33		(48)
Net investment hedges (c)
Net unrealized gains arising during the period	29		(11)		18
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(4)		1		(3)
Net change	33		(12)		21
Cash flow hedges (c)
Net unrealized gains arising during the period	2		(1)		1
Defined benefit pension plans
Net unrealized gains (losses) arising during the period	—		—		—
Less: Net realized gains reclassified to income from continuing operations	1	(d)	—	(b)	1
Net change	(1)		—		(1)
Other comprehensive loss	$(267)		$102		$(165)

(a)	Includes gains reclassified to other gain on investments, net in our Consolidated Statement of Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Consolidated Statement of Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 22.

(d)	Includes gains reclassified to compensation and benefits expense in our Consolidated Statement of Income.
20.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

Year ended December 31, ($ in millions, except per share data; shares in thousands) (a)	2017	2016	2015
Net income from continuing operations	$926	$1,111	$897
Preferred stock dividends (b)	—	(30)	(2,571)
Net income (loss) from continuing operations attributable to common stockholders	926	1,081	(1,674)
Income (loss) from discontinued operations, net of tax	3	(44)	392
Net income (loss) attributable to common stockholders	$929	$1,037	$(1,282)
Basic weighted-average common shares outstanding (c)	453,704	481,105	482,873
Diluted weighted-average common shares outstanding (c) (d)	455,350	482,182	482,873
Basic earnings per common share
Net income (loss) from continuing operations	$2.04	$2.25	$(3.47)
Income (loss) from discontinued operations, net of tax	0.01	(0.09)	0.81
Net income (loss)	$2.05	$2.15	$(2.66)
Diluted earnings per common share
Net income (loss) from continuing operations	$2.03	$2.24	$(3.47)
Income (loss) from discontinued operations, net of tax	0.01	(0.09)	0.81
Net income (loss)	$2.04	$2.15	$(2.66)

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)
Preferred stock dividends for the year ended December 31, 2015, include $2,364 million recognized in connection with the partial redemption of the Series G Preferred Stock and the repurchase of the Series A Preferred Stock. These dividends represent an additional return to preferred stockholders calculated as the excess consideration paid over the carrying amount derecognized.

(c)	Includes shares related to share-based compensation that vested but were not yet issued for the years ended December 31, 2017, 2016, and 2015.

(d)
Due to the antidilutive effect of the net loss from continuing operations attributable to common stockholders for the year ended December 31, 2015, basic weighted-average common shares outstanding was used to calculate basic and diluted earnings per share.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

21.    Regulatory Capital and Other Regulatory Matters
The FRB and other U.S. banking agencies have adopted risk-based and leverage capital standards that establish minimum capital-to-asset ratios for BHCs, like Ally, and depository institutions, like Ally Bank. The risk-based capital ratios are based on a banking organization’s risk-weighted assets (RWAs), which are generally determined under the standardized approach applicable to Ally and Ally Bank by (1) assigning on-balance sheet exposures to broad risk weight categories according to the counterparty or, if relevant, the guarantor or collateral (with higher risk weights assigned to categories of exposures perceived as representing greater risk), and (2) multiplying off-balance sheet exposures by specified credit conversion factors to calculate credit equivalent amounts and assigning those credit equivalent amounts to the relevant risk weight categories. The leverage ratio, in contrast, is based on an institution’s average unweighted on-balance sheet exposures.
Ally and Ally Bank are subject to capital requirements issued by U.S. banking regulators that require us to maintain risk-based and leverage capital ratios above minimum levels. As of January 1, 2015, Ally and Ally Bank became subject to the rules implementing the 2010 Basel III capital framework in the United States (U.S. Basel III), which generally reflects higher capital requirements, capital buffers, and changes to regulatory capital definitions, deductions and adjustments, relative to the predecessor requirements implementing the Basel I capital framework in the United States. Certain aspects of U.S. Basel III, including the capital buffers and certain regulatory capital deductions, are subject to a phase-in period through December 31, 2018.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements or the results of operations and financial condition of Ally and Ally Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and Ally Bank must meet specific capital guidelines that involve quantitative measures of capital, assets and certain off-balance sheet items. These measures and related classifications, which are used in the calculation of our risk-based and leverage capital ratios and those of Ally Bank, are also subject to qualitative judgments by the regulators about the components of capital, the risk-weightings of assets and other exposures, and other factors. The FRB also uses these ratios and guidelines as part of the capital planning and stress testing processes. In addition, in order for Ally to maintain its status as an FHC, Ally and its bank subsidiary, Ally Bank, must remain well capitalized and well managed, as defined under applicable laws. The well capitalized standard for insured depository institutions, such as Ally Bank, reflects the capital requirements under U.S. Basel III.
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. In addition to these minimum risk-based capital ratios, Ally and Ally Bank are also subject to a Common Equity Tier 1 capital conservation buffer of more than 2.5%, subject to a phase-in period from January 1, 2016, through December 31, 2018. Failure to maintain the full amount of the buffer would result in restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%.
U.S. Basel III also revised the eligibility criteria for regulatory capital instruments and provides for the phase-out of instruments that had previously been recognized as capital but that do not satisfy these criteria. For example, subject to certain exceptions (e.g., certain debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other hybrid securities were excluded from a BHC’s Tier 1 capital as of January 1, 2016. Also, subject to a phase-in schedule, certain items are deducted from Common Equity Tier 1 capital under U.S. Basel III that had not previously been deducted from regulatory capital, and certain other deductions from regulatory capital have been modified. Among other things, U.S. Basel III requires significant investments in the common stock of unconsolidated financial institutions, mortgage servicing assets, and certain deferred tax assets that exceed specified individual and aggregate thresholds to be deducted from Common Equity Tier 1 capital. U.S. Basel III also revised the standardized approach for calculating RWAs by, among other things, modifying certain risk weights and the methods for calculating RWAs for certain types of assets and exposures.
Ally and Ally Bank are subject to the U.S. Basel III standardized approach for counterparty credit risk, but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not subject to the U.S. market risk capital rule, which applies only to banking organizations with significant trading assets and liabilities.
On November 21, 2017, the FRB and other U.S. banking agencies finalized a rule that extends the period for applying existing capital requirements to a targeted set of items that are subject to transition provisions under U.S. Basel III. Specifically, the rule indefinitely postpones certain remaining phase-in requirements for capital deductions and adjustments for investments in unconsolidated financial institutions, mortgage servicing assets, and certain deferred tax assets, none of which have a material impact on our regulatory capital position. In addition, on September 27, 2017, the FRB and other U.S. banking agencies released a proposal to simplify certain capital requirements, including the requirements related to the above-mentioned capital deductions and adjustments. The simplification proposal primarily applies to non-advanced approaches banking organizations such as Ally and Ally Bank. We are evaluating the effect that this proposal would have on our regulatory capital position, but we do not expect this will have a material impact on our regulatory capital position. In December 2017, the Basel Committee approved revisions to the global Basel III capital framework (commonly known as Basel IV), many of which—if adopted in the United States—could heighten regulatory capital standards even more. At this time, it is not clear how all of these proposals and revisions will be harmonized and finalized in the United States.
On March 7, 2016, Ally Bank received approval from the FRB to become a state member bank. Ally Bank is now regulated by the FRB through the Federal Reserve Bank of Chicago, as well as the Utah Department of Financial Institutions (UDFI). As a requirement of FRB membership, we held $445 million of FRB stock at December 31, 2017. In addition, in connection with the application for membership in the Federal Reserve System, Ally Bank made commitments to the FRB relating to capital, liquidity, and business plan requirements. These

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

commitments were consistent with the prior requirements under the now-terminated Capital and Liquidity Maintenance Agreement with the Federal Deposit Insurance Corporation (FDIC), including the requirement to maintain capital at a level such that Ally Bank’s Tier 1 leverage ratio was at least 15%.
On August 22, 2017, banking agencies lifted the capital, liquidity, and business plan commitments that Ally Bank had made in connection with its application for membership in the Federal Reserve System, including the commitment to maintain a Tier 1 leverage ratio of at least 15%. As a result of this development, during the third quarter of 2017, Ally Bank paid a dividend of $2.9 billion to Ally Financial Inc., which was utilized to reduce less cost-efficient borrowings and further enhance our funding profile. Additionally, a $400 million dividend was paid from Ally Bank to Ally Financial Inc. during the fourth quarter of 2017.
Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.
The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	December 31, 2017		December 31, 2016		Required minimum (a)		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$13,237	9.53%	$12,978	9.37%	4.50%		(b)
Ally Bank	17,059	15.04	17,888	16.70	4.50		6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,628	11.25%	$15,147	10.93%	6.00%		6.00%
Ally Bank	17,059	15.04	17,888	16.70	6.00		8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$17,974	12.94%	$17,419	12.57%	8.00%		10.00%
Ally Bank	17,886	15.77	18,458	17.24	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$15,628	9.53%	$15,147	9.54%	4.00%		(b)
Ally Bank	17,059	12.87	17,888	15.21	4.00	(d)	5.00%

(a)
In addition to the minimum risk-based capital requirements for common equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally and Ally Bank were required to maintain a minimum capital conservation buffer of 1.25% and 0.625% at December 31, 2017, and December 31, 2016, respectively, which ultimately increases to 2.5% on January 1, 2019.

(b)	Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”

(c)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(d)
On August 22, 2017, banking agencies lifted the capital, liquidity, and business plan commitments that Ally Bank had made in connection with its application for membership in the Federal Reserve System, including the commitment to maintain a Tier 1 leverage ratio of at least 15%. Ally Bank now manages its capital and liquidity subject to applicable regulatory requirements.

At December 31, 2017, Ally and Ally Bank were “well-capitalized” and met all applicable capital requirements to which each was subject.
Capital Planning and Stress Tests
As a BHC with $50 billion or more of total consolidated assets, Ally is required to conduct semi-annual company-run stress tests, is subject to an annual supervisory stress test conducted by the FRB, and must submit a proposed capital plan to the FRB.
Ally’s proposed capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on Ally’s capital. The proposed capital plan must also include a discussion of how Ally, under expected and stressful conditions, will maintain capital commensurate with its risks and above the minimum regulatory capital ratios, and serve as a source of strength to Ally Bank. The FRB will either object to Ally’s proposed capital plan, in whole or in part, or provide a notice of non-objection to Ally’s proposed capital plan, and must do so before Ally may take any capital action. In addition, even if the FRB does not object to our capital plan, Ally may be precluded from or limited in paying dividends or other capital distributions without the FRB’s approval under certain circumstances—for example, when we would not meet minimum regulatory capital ratios after giving effect to the distributions.
As part of the 2017 Comprehensive Capital Analysis and Review (CCAR) process, on April 5, 2017, we submitted our 2017 capital plan and stress test results to the FRB. On June 23, 2017, we publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On June 28, 2017, we received a non-objection to our capital plan from the FRB, including the

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

proposed capital actions contained in our submission. The capital actions included a 50% increase in the quarterly cash dividend on common stock from $0.08 per share to $0.12 per share, and a 9% increase in our share repurchase program, which has been authorized by the Ally Board of Directors (the Board), permitting us to repurchase up to $760 million of our common stock from time to time from the third quarter of 2017 through the second quarter of 2018. In addition, we submitted to the FRB the results of our company-run mid-cycle stress test conducted under multiple macroeconomic scenarios and disclosed the results of this stress test under the most severe scenario on October 5, 2017, in accordance with regulatory requirements. Additionally, in connection with the 2017 CCAR process, on January 10, 2018, the Board declared a quarterly cash dividend payment of $0.13 per share on all common stock, representing a $0.01 per share increase relative to the prior quarter.
The following table presents information related to our common stock for each quarter since the commencement of our common stock repurchase programs and initiation of a quarterly cash dividend on common stock.

($ in millions, except per share data; shares in thousands)	4th quarter 2017	3rd quarter 2017	2nd quarter 2017	1st quarter 2017	4th quarter 2016	3rd quarter 2016
Common stock repurchased during period (a)
Approximate dollar value	$190	$190	$204	$169	$167	$159
Number of shares	7,033	8,507	10,485	8,097	8,745	8,298
Number of common shares outstanding
Beginning of period	443,796	452,292	462,193	467,000	475,470	483,753
End of period	437,054	443,796	452,292	462,193	467,000	475,470
Cash dividends declared per common share (b)	$0.12	$0.12	$0.08	$0.08	$0.08	$0.08

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On January 10, 2018, the Board declared a quarterly cash dividend payment of $0.13 per share on all common stock, a $0.01 per share increase relative to our prior quarterly cash dividend. Refer to Note 32 for further information regarding this common stock dividend.

Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review of and non-objection to the actions that we propose each year in our annual capital plan. The amount and size of any future dividends and share repurchases will depend upon our results of operations, capital levels, future opportunities, consideration and approval by the Board, and other considerations including the degree of severity of stress scenarios assigned by the FRB as part of the CCAR process.
In January 2017, the FRB amended the capital planning and stress testing rules, effective for the 2017 cycle and beyond. As a result of this amendment, the FRB may no longer object to the capital plan of a large and noncomplex BHC, like Ally, on the basis of qualitative deficiencies in its capital planning process. Instead, the qualitative assessment of Ally’s capital planning process is now conducted outside of CCAR through the supervisory review process. The amendment also decreased the de minimis threshold for the amount of capital that Ally could distribute to stockholders outside of an approved capital plan without seeking prior approval of the FRB, and modified Ally’s reporting requirements to reduce unnecessary burdens.
Depository Institutions
Ally Bank is a member of the Federal Reserve System and is subject to regulation, supervision, and examination by the FRB and the UDFI. Ally Bank’s deposits are insured by the FDIC, and Ally Bank is required to file periodic reports with the FDIC concerning its financial condition. Total assets of Ally Bank were $137.4 billion and $123.5 billion at December 31, 2017, and 2016, respectively. Federal and Utah law place a number of conditions, restrictions, and limitations on dividends and other capital distributions that may be paid by Ally Bank to Ally. Dividends or other distributions made by Ally Bank to Ally were $3.3 billion in 2017. No dividends were paid in 2016.
The FRB requires banks to maintain minimum average reserve balances. The amount of the required reserve balance for Ally Bank was $370 million and $149 million at December 31, 2017, and 2016, respectively.
Ally Bank is required to satisfy regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state, and foreign agencies that could have a material effect on our results of operations and financial condition. Ally Bank was in compliance with these requirements at December 31, 2017.
Insurance Companies
Certain of our Insurance operations are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions under applicable state and foreign insurance laws, and the rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under various state and foreign insurance regulations, dividend distributions may be made only from statutory unassigned surplus, with approvals required from the regulatory authorities for dividends in excess of certain statutory limitations. At December 31, 2017, the maximum dividend that could be paid by the U.S. insurance subsidiaries over the next twelve months without prior statutory approval was $87 million.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Derivatives qualifying for hedge accounting can include receive-fixed swaps designated as fair value hedges of specific fixed-rate unsecured debt obligations, receive-fixed swaps designated as fair value hedges of specific fixed-rate FHLB advances, fair value hedges of U.S. Treasury positions within our available-for-sale portfolio, and pay-fixed swaps designated as fair value hedges of specific portfolios of fixed-rate held-for-investment retail automotive loan assets. Other derivatives qualifying for hedge accounting consist of pay-fixed swaps designated as cash flow hedges of the expected future cash flows in the form of interest payments on certain variable-rate borrowings. As of December 31, 2017, there were no open hedges related to our held-for-investment retail automotive loan assets or U.S. Treasury positions.
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
Market Risk
We enter into equity options to economically hedge our exposure to the equity markets. We purchase options to assume a long position on certain equities and write options to assume a short position. We did not hold any equity options at December 31, 2017.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

We execute certain derivatives such as interest rate swaps with clearinghouses, which requires us to post collateral. For these clearinghouse derivatives, these payments are recognized as settlements rather than collateral.
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. No such specified credit risk related events occurred during the years ended December 31, 2017, and 2016.
We placed cash collateral totaling $20 million and securities collateral totaling $97 million at December 31, 2017, and $122 million and $72 million at December 31, 2016, respectively, in accounts maintained by counterparties. This amount primarily relates to collateral posted to support our derivative positions. This amount also excludes cash and securities pledged as collateral under repurchase agreements. At December 31, 2017, and December 31, 2016, we placed cash collateral totaling $10 million and $45 million, respectively, with counterparties under collateral arrangements associated with repurchase agreements. Refer to Note 16 for details on the repurchase agreements. The receivables for cash collateral placed are included on our Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $17 million and $10 million at December 31, 2017, and December 31, 2016, respectively, primarily to support these derivative positions. This amount also excludes cash and securities pledged as collateral under repurchase agreements. At December 31, 2017, we received cash collateral totaling $1 million from counterparties under collateral arrangements associated with repurchase agreements. Refer to Note 16 for details on the repurchase agreements. The payables for cash collateral received are included on our Consolidated Balance Sheet in accrued expenses and other liabilities. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record collateral received on our Consolidated Balance Sheet unless certain conditions are met. At December 31, 2017, and December 31, 2016, we received noncash collateral of $2 million and $6 million, respectively. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Balance Sheet Presentation
The following table summarizes the fair value amounts of derivative instruments reported on our Consolidated Balance Sheet. The fair value amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories. Derivative contracts in a receivable and payable position exclude open trade equity on derivatives cleared through central clearing counterparties. Any associated collateral exchanged with our central clearing counterparties are treated as settlements of the derivative exposure, rather than collateral. Such payments are recognized as settlements of the derivatives contracts in a receivable and payable position on our Consolidated Balance Sheet. Notional amounts are reference amounts from which contractual obligations are derived and are not recorded on the balance sheet. In our view, derivative notional is not an accurate measure of our derivative exposure when viewed in isolation from other factors, such as market rate fluctuations and counterparty credit risk.

	2017			2016
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
December 31, ($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$6,915	$19	$21	$4,731
Foreign exchange contracts
Forwards	—	1	136	1	—	171
Total derivatives designated as accounting hedges	—	1	7,051	20	21	4,902
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	—	—	—	—	—	137
Futures and forwards	—	—	23	—	—	—
Written options	1	39	8,327	—	73	14,518
Purchased options	38	—	8,237	73	—	14,517
Total interest rate risk	39	39	16,587	73	73	29,172
Foreign exchange contracts
Futures and forwards	—	1	124	1	—	92
Total foreign exchange risk	—	1	124	1	—	92
Equity contracts
Written options	—	—	—	—	1	—
Purchased options	—	—	—	1	—	—
Total equity risk	—	—	—	1	1	—
Total derivatives not designated as accounting hedges	39	40	16,711	75	74	29,264
Total derivatives	$39	$41	$23,762	$95	$95	$34,166

(a)
Derivative contracts in a receivable position are classified as other assets on the Consolidated Balance Sheet, and include accrued interest of $0 million and $7 million at December 31, 2017, and December 31, 2016, respectively.

(b)
Derivative contracts in a liability position are classified as accrued expenses and other liabilities on the Consolidated Balance Sheet, and include accrued interest of $0 million and $1 million at December 31, 2017, and December 31, 2016, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Consolidated Statement of Income.

Year ended December 31, ($ in millions)	2017	2016	2015
Derivatives qualifying for hedge accounting
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Interest and fees on finance receivables and loans (a)	$1	$(2)	$(9)
Interest and dividends on investment securities	1	—	—
Interest on long-term debt (b)	(25)	65	35
(Loss) gain recognized in earnings on hedged items
Interest rate contracts
Interest and fees on finance receivables and loans (c)	(3)	—	39
Interest and dividends on investment securities	(1)	—	—
Interest on long-term debt (d)	30	(70)	(30)
Total derivatives qualifying for hedge accounting	3	(7)	35
Derivatives not designated as accounting hedges
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Gain on mortgage and automotive loans, net	1	—	(2)
Other income, net of losses	(3)	—	(17)
Total interest rate contracts	(2)	—	(19)
Foreign exchange contracts (e)
Interest on long-term debt	—	(2)	(139)
Other income, net of losses	(7)	1	12
Total foreign exchange contracts	(7)	(1)	(127)
Equity contracts
Compensation and benefits expense	—	—	(10)
Total equity contracts	—	—	(10)
Loss recognized in earnings on derivatives	$(6)	$(8)	$(121)

(a)
Amounts exclude losses related to interest for qualifying accounting hedges of retail automotive loans held-for-investment, which are primarily offset by the fixed coupon payments of the loans. The losses were $1 million, $18 million, and $64 million for the years ended December 31, 2017, 2016, and 2015, respectively.

(b)
Amounts exclude gains related to interest for qualifying accounting hedges of unsecured debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $24 million, $40 million, and $97 million for the years ended December 31, 2017, 2016, and 2015, respectively. Amounts also exclude gains related to interest for qualifying accounting hedges of secured debt (FHLB advances), which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $3 million, $5 million, and $1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

(c)
Amounts exclude losses related to amortization of deferred loan basis adjustments on the de-designated hedged item of $21 million, $20 million, and $8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

(d)
Amounts exclude gains related to amortization of deferred debt basis adjustments on the de-designated hedged item of $77 million, $84 million, and $73 million for the years ended December 31, 2017, 2016, and 2015, respectively. Amounts also exclude losses related to amortization of deferred debt basis adjustments (FHLB advances) on the de-designated hedge item of $2 million for the year ended December 31, 2017.

(e)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Gains of $9 million, $0 million, and $132 million were recognized for the years ended December 31, 2017, 2016, and 2015, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes derivative instruments used in cash flow and net investment hedge accounting relationships.

Year ended December 31, ($ in millions)	2017	2016	2015
Cash flow hedges
Interest rate contracts
Gain recognized in other comprehensive loss	$5	$—	$2
Net investment hedges
Foreign exchange contracts
Loss reclassified from accumulated other comprehensive loss to income from discontinued operations, net	$—	$—	$(4)
(Loss) gain recognized in other comprehensive loss (a)	$(10)	$1	$33

(a)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive loss related to the revaluation of the related net investment in foreign operations, including the tax impacts of the hedge and related net investment, as disclosed separately in Note 19. There were gains of $12 million and $4 million for the years ended December 31, 2017, and 2016, respectively, and losses of $59 million for the year ended December 31, 2015.

23.    Income Taxes
The significant components of income tax expense from continuing operations were as follows.

Year ended December 31, ($ in millions)	2017	2016	2015
Current income tax (benefit) expense
U.S. federal	$(17)	$—	$—
Foreign	6	8	6
State and local	53	9	3
Total current expense	42	17	9
Deferred income tax expense (benefit)
U.S. federal	566	423	454
Foreign	—	—	1
State and local	(27)	30	32
Total deferred expense	539	453	487
Total income tax expense from continuing operations	$581	$470	$496
A reconciliation of income tax expense from continuing operations with the amounts at the statutory U.S. federal income tax rate is shown in the following table.

Year ended December 31, ($ in millions)	2017	2016	2015
Statutory U.S. federal tax expense	$527	$553	$488
Change in tax resulting from
Valuation allowance change, excluding expirations	(49)	51	(25)
Tax credits, excluding expirations	(12)	(15)	(13)
State and local income taxes, net of federal income tax benefit (a)	7	35	38
Nondeductible expenses	4	7	14
Changes in unrecognized tax expenses (benefits) (b)	1	(161)	(5)
Other, net	(16)	—	(1)
Total income tax expense from continuing operations exclusive of tax reform impacts	462	470	496
Tax law enactment	119	—	—
Total income tax expense from continuing operations inclusive of tax reform impacts	$581	$470	$496

(a)	Amount for 2017 includes state deferred tax adjustments primarily offset in the valuation allowance change caption.

(b)	Amount for 2016 is primarily the result of a U.S. tax reserve release in the second quarter of 2016 related to a prior-year federal return.
On December 22, 2017, the Tax Act was enacted. The Tax Act makes broad and complex changes to the U.S. tax code that impact our year ended December 31, 2017, and forward, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) allowing bonus depreciation for full expensing of qualified property; (3) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credit carryforwards can be realized; and (4) eliminating the deduction for FDIC premiums.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

As a result of the Tax Act, we recorded net tax expense of $119 million due to an increase in the valuation allowance of $549 million primarily attributable to foreign tax credit carryforwards and a decrease to the value of the low income housing tax credit investments of $7 million, offset by adjustments to deferred tax assets and liabilities of $421 million and an increase to income tax receivable of $16 million due to refundable AMT credit carryforwards. As of December 31, 2017, we have completed our accounting for the income tax effects of the Tax Act enactment. While the Tax Act negatively impacted earnings in the fourth quarter of 2017, the lower corporate tax rate is expected to be a significant ongoing benefit to Ally.
For the year ended December 31, 2017, consolidated income tax expense from continuing operations was largely driven by tax attributable to pretax earnings for the year increased by the aforementioned Tax Act enactment charge, partially offset by changes to our valuation allowance balances related to capital-in-nature deferred tax assets and foreign tax credit carryforwards. For the year ended December 31, 2016, consolidated income tax expense from continuing operations was largely driven by tax attributable to pretax earnings for the year and the establishment of a valuation allowance on capital loss carryforwards, offset by a reduction in the liability for unrecognized tax benefits that resulted from the completion of a U.S. federal audit related to a prior tax year. For the year ended December 31, 2015, consolidated income tax expense from continuing operations was largely driven by tax attributable to pretax earnings for the year, offset by tax benefits recognized from the release of our valuation allowance on capital loss carryforwards utilized against current year capital gains.
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We continue to believe it is more likely than not that the benefit for certain foreign tax credit carryforwards, state net operating loss carryforwards, and state capital loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on the deferred tax assets relating to these carryforwards.
The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, ($ in millions)	2017	2016
Deferred tax assets
Tax credit carryforwards	$2,002	$1,987
Adjustments to loan value	450	546
Tax loss carryforwards	302	936
State and local taxes	200	162
Unearned insurance premiums	85	141
Hedging transactions	49	123
Other	108	208
Gross deferred tax assets	3,196	4,103
Valuation allowance	(1,123)	(646)
Deferred tax assets, net of valuation allowance	2,073	3,457
Deferred tax liabilities
Lease transactions	1,212	1,789
Deferred acquisition costs	269	424
Debt transactions	95	161
Other	44	107
Gross deferred tax liabilities	1,620	2,481
Net deferred tax assets (a) (b)	$453	$976

(a)
Amounts include $461 million and $994 million of net deferred tax assets included in other assets on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax asset position and $8 million and $18 million included in accrued expenses and other liabilities on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax liability position at December 31, 2017, and 2016, respectively.

(b)
Amount for 2017 decreased $128 million due to the Tax Act, which is composed of adjustments to our deferred tax assets and liabilities of $421 million and an increase in the valuation allowance of $549 million primarily attributable to foreign tax credit carryforwards. The additional decrease of $395 million primarily resulted from the monetization of deferred tax assets against taxes generated from pretax earnings for the year, offset by deferred tax asset builds stemming from tax credit generation, including low income housing tax credits.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes net deferred tax assets including related valuation allowances at December 31, 2017.

($ in millions)	Deferred tax asset (liability)		Valuation allowance		Net deferred tax asset (liability)	Years of expiration
Tax credit carryforwards
Foreign tax credits	$1,772		$(983)		$789	2018–2027
General business credits	213		—		213	2031–2037
Alternative minimum tax (AMT) credits	17		—		17	n/a
Total tax credit carryforwards	2,002		(983)		1,019
Tax loss carryforwards
Net operating losses — federal	302		—		302	2027–2036
Net operating losses — state	253	(a)	(135)		118	2018–2037
Capital losses — state	2	(a)	(2)		—	2018–2027
Total tax loss carryforwards	557		(137)		420
Other net deferred tax liabilities (b)	(983)		(3)		(986)	n/a
Net deferred tax assets	$1,576		$(1,123)	(c)	$453

(a)	State net operating loss and capital loss carryforwards are included in the state and local taxes and other liabilities totals disclosed in our deferred inventory table above.

(b)	Other net deferred tax liabilities are composed of other liabilities and assets. A portion of these assets are subject to a valuation allowance.

(c)
Includes the valuation allowance impact of the Tax Act of $549 million primarily related to foreign tax credit carryforwards. This valuation allowance impact of the Tax Act is disclosed in the tax law enactment caption in the reconciliation of income tax expense table above.

As part of the Tax Act, a Deemed Repatriation Transition Tax (the Transition Tax) was enacted. The Transition Tax is a tax on previously-untaxed accumulated and current earnings and profits (E&P) of certain foreign subsidiaries. To determine the amount of the Transition Tax, we had to determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Given our consolidated accumulated E&P deficit position, we determined there is no liability related to the Transition Tax. As of December 31, 2017, we continue to not assert that foreign earnings are indefinitely reinvested outside of the United States. Deferred tax liabilities for incremental U.S. tax that stem from temporary differences related to investments in foreign subsidiaries or corporate joint ventures are negligible and have been recognized as of December 31, 2017.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits.

($ in millions)	2017	2016	2015
Balance at January 1,	$14	$185	$191
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	3	12	7
Reductions for tax positions of prior years	(1)	—	—
Settlements	—	(182)	(10)
Expiration of statute of limitations	(1)	(1)	(3)
Balance at December 31,	$15	$14	$185
Included in the unrecognized tax benefits balances are some items, the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences and the portion of gross state unrecognized tax benefits that would be offset by the tax benefit of the associated federal deduction. At December 31, 2017, 2016, and 2015, the balance of unrecognized tax benefits that, if recognized, would affect our effective tax rate were $12 million, $9 million, and $177 million, respectively.
We recognize accrued interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively. The cumulative accrued balance for interest and penalties was less than $1 million at December 31, 2017, $1 million at December 31, 2016, and $2 million at December 31, 2015. For each of the years ended December 31, 2017, 2016, and 2015, interest and penalties of $1 million or less were accrued.
It is reasonably possible that the unrecognized tax benefits will decrease by up to $15 million over the next twelve months if certain tax matters ultimately settle with the applicable taxing jurisdiction.
We file tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Our most significant operations remaining following our divestitures of various international operations are the United States and Canada. The oldest tax years that remain subject to examination for those jurisdictions are 2012 and 2011, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

24.    Share-based Compensation Plans
We grant Restricted Stock Units (RSUs) and Performance Share Units (PSUs) to certain employees under the Ally Financial Inc. Incentive Compensation Plans (AICPs). The AICPs allow us to grant an array of equity-based and cash incentive awards to our named executive officers and other employees. Each of our approved compensation plans and awards are designed to provide certain of our employees with an opportunity to share in the future growth of value at Ally, which is necessary to attract and retain key talent. In 2017, we received stockholder approval on amendments to our AICPs. At December 31, 2017, we had 37,778,224 shares available for future grants of incentive-based equity remaining under the AICPs.
Our share-based compensation awards generally settle in Ally common stock and are classified as equity awards under GAAP. The cost of the awards are ratably charged to compensation and benefits expense in our Consolidated Statement of Income over their applicable service period and are based on the grant date fair value of Ally common stock.
PSU and RSU Awards
PSUs are payable contingent upon Ally achieving certain predefined performance objectives over a two-year measurement period and a three-year service condition. The number of awards payable upon vest can range from zero to 150% of the grant amount. The PSU awards settle in the form of Ally common stock. We accrue dividend equivalents for our PSUs that are paid upon vesting and based on the number of awards payable upon vest.
RSUs are awarded to employees at no cost to the recipient upon their grant. The compensation costs related to these awards are ratably charged to expense over the applicable service period. The majority of the existing RSUs settle in the form of Ally common stock. RSUs granted in 2015 generally vested ratably over a two-year period starting on the date the award was issued and converted into shares of common stock at the end of the two-year period. RSU awards granted in 2017 and 2016 generally vest one third ratably each year over a three-year period starting on the date the award was issued and are converted into shares of common stock as of the vesting date. We accrue dividend equivalents for our RSUs that are paid upon vesting. Ally has awards that vested but were not yet distributed for the years ended December 31, 2017, 2016, and 2015. The following table presents the changes in outstanding non-vested PSUs and RSUs activity during 2017.

(in thousands, except per share data)	Number of units	Weighted-average grant date fair value per share
RSUs and PSUs
Outstanding non-vested at January 1, 2017	5,443	$19.00
Granted	3,280	21.30
Vested	(3,043)	19.84
Forfeited	(88)	19.39
Outstanding non-vested at December 31, 2017	5,592	19.89
We recognized expense related to PSU and RSU awards of $60 million, $54 million, and $49 million for the years ended December 31, 2017, 2016, and 2015, respectively.
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
We also enter into interest rate lock commitments and forward-sale commitments that are executed as part of our mortgage business, certain of which meet the accounting definition of a derivative and therefore are recorded as derivatives on our Consolidated Balance Sheet. Because these derivatives are valued using internal pricing models with unobservable inputs, they are classified as Level 3.
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

	Recurring fair value measurements
December 31, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury	$1,777	$—	$—	$1,777
U.S. States and political subdivisions	—	854	—	854
Foreign government	8	146	—	154
Agency mortgage-backed residential	—	14,291	—	14,291
Mortgage-backed residential	—	2,494	—	2,494
Mortgage-backed commercial	—	541	—	541
Asset-backed	—	936	—	936
Corporate debt	—	1,256	—	1,256
Total debt securities	1,785	20,518	—	22,303
Equity securities (a)	518	—	—	518
Total available-for-sale securities	2,303	20,518	—	22,821
Mortgage loans held-for-sale (b)	—	—	13	13
Interests retained in financial asset sales	—	—	5	5
Derivative contracts in a receivable position
Interest rate	—	38	1	39
Total derivative contracts in a receivable position	—	38	1	39
Total assets	$2,303	$20,556	$19	$22,878
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$(39)	$—	$(39)
Foreign currency	—	(2)	—	(2)
Total derivative contracts in a payable position	—	(41)	—	(41)
Total liabilities	$—	$(41)	$—	$(41)

(a)	Our investment in any one industry did not exceed 14%.

(b)	Carried at fair value due to fair value option elections.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Recurring fair value measurements
December 31, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total
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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at December 31, 2017	Net unrealized gains included in earnings still held at December 31, 2017
($ in millions)	Fair value at Jan. 1, 2017	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Mortgage loans held-for-sale (a)	$—	$2	(b)	$—	$137	$(126)	$—	$—	$13	$—
Other assets
Interests retained in financial asset sales	29	1	(c)	—	—	8	—	(33)	5	—
Derivative assets	—	1	(b)	—	—	—	—	—	1	1
Total assets	$29	$4		$—	$137	$(118)	$—	$(33)	$19	$1

(a)	Carried at fair value due to fair value option elections.

(b)	Reported as gain on mortgage and automotive loans, net, in the Consolidated Statement of Income

(c)	Reported as other income, net of losses, in the Consolidated Statement of Income.

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2016	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Fair value at December 31, 2016	Net unrealized gains included in earnings still held at December 31, 2016
($ in millions)		included in earnings		included in OCI
Assets
Other assets
Interests retained in financial asset sales	$40	$4	(a)	$—	$—	$9	$—	$(24)	$29	$—
Total assets	$40	$4		$—	$—	$9	$—	$(24)	$29	$—

(a)	Reported as other income, net of losses, in the Consolidated Statement of Income.
Nonrecurring Fair Value
We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower-of-cost or fair value accounting or certain impairment measures. These items would constitute nonrecurring fair value measures.
The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain (loss) included in earnings for the year ended
December 31, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$77	$77	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	20	20	(3)	n/m	(a)
Other	—	—	22	22	(12)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	42	42	(15)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	14	14	(1)	n/m	(a)
Other	—	—	3	3	—	n/m	(a)
Total assets	$—	$—	$136	$136	$(16)	n/m
n/m = not meaningful

(a)
We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.

(b)	Represents the portion of the portfolio specifically impaired during 2017. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain included in earnings for the year ended
December 31, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commercial finance receivables and loans, net (a)
Automotive	$—	$—	$27	$27	$(4)	n/m	(b)
Other	—	—	65	65	(19)	n/m	(b)
Total commercial finance receivables and loans, net	—	—	92	92	(23)	n/m	(b)
Other assets
Repossessed and foreclosed assets (c)	—	—	12	12	(4)	n/m	(b)
Other	—	—	4	4	—	n/m	(b)
Total assets	$—	$—	$108	$108	$(27)	n/m
n/m = not meaningful

(a)	Represents the portion of the portfolio specifically impaired during 2016. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at December 31, 2017, and December 31, 2016.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
December 31, 2017
Financial assets
Held-to-maturity securities	$1,899	$—	$1,865	$—	$1,865
Loans held-for-sale, net	95	—	—	95	95
Finance receivables and loans, net	121,617	—	—	123,302	123,302
Nonmarketable equity investments	1,233	—	1,190	49	1,239
Financial liabilities
Deposit liabilities	$93,256	$—	$—	$91,029	$91,029
Short-term borrowings	11,413	—	—	11,417	11,417
Long-term debt	44,226	—	27,807	18,817	46,624
December 31, 2016
Financial assets
Held-to-maturity securities	$839	$—	$789	$—	$789
Finance receivables and loans, net	117,800	—	—	118,750	118,750
Nonmarketable equity investments	1,046	—	1,012	55	1,067
Financial liabilities
Deposit liabilities	$79,022	$—	$—	$78,469	$78,469
Short-term borrowings	12,673	—	—	12,675	12,675
Long-term debt	54,128	—	22,036	34,084	56,120
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

•
Short-term borrowings and Long-term debt — Level 2 debt was valued using quoted market prices for similar instruments, when available, or other means for substantiation with observable inputs. Debt valued by discounting projected cash flows using internally derived inputs, such as prepayment speeds and discount rates, was classified as Level 3. For our credit facilities, which are floating rate in nature and where pricing occurs on a more frequent basis, the carrying amount or par value is considered to be a reasonable estimate of fair value. Based on the availability of observable inputs from an independent pricing service, as of June 30, 2017, we began using quoted market prices of similar instruments for certain of our long-term debt associated with asset-backed securitizations. Following the change in valuation technique, the corresponding financial instruments were transferred from Level 3 to Level 2 within the fair value hierarchy.

•
Financial instruments for which carrying value approximates fair value — Certain financial instruments that are not carried at fair value on the consolidated balance sheet are carried at amounts that approximate fair value primarily due to their short-term nature and limited credit risk. These instruments include restricted cash, cash collateral, accrued interest receivable, accrued interest payable, trade receivables and payables, and other short-term receivables and payables.

26.    Offsetting Assets and Liabilities
Our derivative contracts and repurchase/reverse repurchase transactions are supported by qualifying master netting and master repurchase agreements. These agreements are legally enforceable bilateral agreements that (i) create a single legal obligation for all individual transactions covered by the agreement to the nondefaulting entity upon an event of default of the counterparty, including bankruptcy, insolvency, or similar proceeding, and (ii) provide the nondefaulting entity the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to liquidate or set off collateral promptly upon an event of default of the counterparty.
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
In certain instances as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At December 31, 2017, these instruments are reported as gross assets and gross liabilities on the Consolidated Balance Sheet.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/(liabilities)	Gross amounts offset on the Consolidated Balance Sheet	Net amounts of assets/(liabilities) presented on the Consolidated Balance Sheet
				Gross amounts not offset on the Consolidated Balance Sheet
December 31, 2017 ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
Assets
Derivative assets in net asset positions	$38	$—	$38	$—	$—	$38
Derivative assets with no offsetting arrangements	1	—	1	—	—	1
Total assets (d)	$39	$—	$39	$—	$—	$39
Liabilities
Derivative liabilities in net liability positions (d)	$(41)	$—	$(41)	$—	$1	$(40)
Securities sold under agreements to repurchase (e)	(892)	—	(892)	—	892	—
Total liabilities	$(933)	$—	$(933)	$—	$893	$(40)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. $2 million of noncash derivative collateral pledged to us was excluded at December 31, 2017. We do not record such collateral received on our Consolidated Balance Sheet unless certain conditions are met.

(c)
Certain agreements grant us the right to sell or pledge the noncash assets we receive as collateral. Noncash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $2 million at December 31, 2017. We have not sold or pledged any of the noncash collateral received under these agreements as of December 31, 2017.

(d)	For additional information on derivative instruments and hedging activities, refer to Note 22.

(e)	For additional information on securities sold under agreements to repurchase, refer to Note 16.

	Gross amounts of recognized assets/(liabilities)	Gross amounts offset on the Consolidated Balance Sheet	Net amounts of assets/(liabilities) presented on the Consolidated Balance Sheet
				Gross amounts not offset on the Consolidated Balance Sheet
December 31, 2016 ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
Assets
Derivative assets in net asset positions	$87	$—	$87	$(4)	$(9)	$74
Derivative assets in net liability positions	8	—	8	(8)	—	—
Total assets (d)	$95	$—	$95	$(12)	$(9)	$74
Liabilities
Derivative liabilities in net liability positions	$(91)	$—	$(91)	$8	$13	$(70)
Derivative liabilities in net asset positions	(4)	—	(4)	4	—	—
Total derivative liabilities (d)	(95)	—	(95)	12	13	(70)
Securities sold under agreements to repurchase (e)	(676)	—	(676)	—	676	—
Total liabilities	$(771)	$—	$(771)	$12	$689	$(70)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

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

(d)	For additional information on derivative instruments and hedging activities, refer to Note 22.

(e)	For additional information on securities sold under agreements to repurchase, refer to Note 16.

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
Automotive Finance operations — One of the largest full service automotive finance operations in the United States providing automotive financing services to consumers and automotive dealers, and automotive and equipment financing services to companies and municipalities. Our automotive finance services include providing retail installment sales contracts, loans and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, warehouse lines to companies, fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles and equipment, and vehicle remarketing services.
Insurance operations — A complementary automotive-focused business offering both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide VSCs, VMCs, and GAP products. We also underwrite select commercial insurance coverages, which primarily insure dealers’ wholesale vehicle inventory.
Mortgage Finance operations — Primarily consists of the management of a held-for-investment consumer mortgage finance loan portfolio, which includes bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties. In late 2016, we introduced our direct-to-consumer mortgage offering, named Ally Home, consisting of a variety of jumbo and conforming fixed- and adjustable-rate mortgage products with the assistance of a third-party fulfillment partner. Jumbo mortgage loans are generally held on our balance sheet and are accounted for as held-for-investment. Conforming mortgage loans are generally originated as held-for-sale and then sold to the fulfillment partner. Servicing is performed by a third party and no mortgage servicing rights are created.
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
Corporate and Other primarily consists of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments. Additionally, financial results related to Ally Invest are currently included within Corporate and Other.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Financial information for our reportable operating segments is summarized as follows.

Year ended December 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2017
Net financing revenue and other interest income	$3,713	$59	$132	$167	$150	$4,221
Other revenue	355	1,059	4	45	81	1,544
Total net revenue	4,068	1,118	136	212	231	5,765
Provision for loan losses	1,134	—	8	22	(16)	1,148
Total noninterest expense	1,714	950	108	76	262	3,110
Income (loss) from continuing operations before income tax expense	$1,220	$168	$20	$114	$(15)	$1,507
Total assets	$114,089	$7,464	$11,708	$3,979	$29,908	$167,148
2016
Net financing revenue and other interest income (loss)	$3,665	$61	$97	$121	$(37)	$3,907
Other revenue	306	1,036	—	26	162	1,530
Total net revenue	3,971	1,097	97	147	125	5,437
Provision for loan losses	924	—	(4)	10	(13)	917
Total noninterest expense	1,667	940	67	66	199	2,939
Income (loss) from continuing operations before income tax expense	$1,380	$157	$34	$71	$(61)	$1,581
Total assets	$116,347	$7,172	$8,307	$3,183	$28,719	$163,728
2015
Net financing revenue and other interest income	$3,429	$57	$57	$89	$87	$3,719
Other revenue (loss)	235	1,033	—	25	(151)	1,142
Total net revenue (loss)	3,664	1,090	57	114	(64)	4,861
Provision for loan losses	696	—	7	9	(5)	707
Total noninterest expense	1,633	879	39	55	155	2,761
Income (loss) from continuing operations before income tax expense	$1,335	$211	$11	$50	$(214)	$1,393
Total assets	$115,636	$7,053	$6,461	$2,677	$26,754	$158,581

(a)
Net financing revenue and other interest income after the provision for loan losses totaled $3.1 billion for the year ended December 31, 2017, and $3.0 billion for both the years ended December 31, 2016, and 2015.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Information concerning principal geographic areas was as follows.

Year ended December 31, ($ in millions)	Total net revenue (a)	Income (loss) from continuing operations before income tax expense	Net income (loss) (b)	Identifiable assets (c)	Long-lived assets (d)
2017
Canada	$89	$42	$37	$406	$—
Europe	—	(1)	(6)	315	—
Latin America	—	—	—	23	—
Asia-Pacific	—	—	—	2	—
Total foreign (e)	89	41	31	746	—
Total domestic (f)	5,676	1,466	898	166,162	9,197
Total	$5,765	$1,507	$929	$166,908	$9,197
2016
Canada	$90	$44	$32	$499	$—
Europe	—	—	(1)	276	—
Latin America	—	—	(1)	23	—
Asia-Pacific	—	—	—	2	—
Total foreign (e)	90	44	30	800	—
Total domestic (f)	5,347	1,537	1,037	162,688	11,846
Total	$5,437	$1,581	$1,067	$163,488	$11,846
2015
Canada	$98	$47	$35	$514	$—
Europe	1	4	27	325	—
Latin America	—	—	(2)	28	—
Asia-Pacific	—	—	452	2	—
Total foreign (e)	99	51	512	869	—
Total domestic (f)	4,762	1,342	777	157,685	16,506
Total	$4,861	$1,393	$1,289	$158,554	$16,506

(a)	Revenue consists of net financing revenue and other interest income and total other revenue as presented in our Consolidated Statement of Income.

(b)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(c)	Identifiable assets consist of total assets excluding goodwill.

(d)	Long-lived assets consist of investments in operating leases, net, and net property and equipment.

(e)	Our foreign operations as of December 31, 2017, 2016, and 2015, consist of our ongoing Insurance operations in Canada and our remaining international entities in wind-down.

(f)	Amounts include eliminations between our domestic and foreign operations.
28.    Parent and Guarantor Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of December 31, 2017, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Statements of Comprehensive Income

Year ended December 31, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing (loss) revenue and other interest income
Interest and fees on finance receivables and loans	$(27)	$—	$5,846	$—	$5,819
Interest and fees on finance receivables and loans — intercompany	12	—	6	(18)	—
Interest and dividends on investment securities and other earning assets	—	—	601	(2)	599
Interest on cash and cash equivalents	7	—	30	—	37
Interest-bearing cash — intercompany	4	—	7	(11)	—
Operating leases	11	—	1,856	—	1,867
Total financing revenue and other interest income	7	—	8,346	(31)	8,322
Interest expense
Interest on deposits	3	—	1,078	(4)	1,077
Interest on short-term borrowings	60	—	67	—	127
Interest on long-term debt	1,101	—	552	—	1,653
Interest on intercompany debt	15	—	12	(27)	—
Total interest expense	1,179	—	1,709	(31)	2,857
Net depreciation expense on operating lease assets	11	—	1,233	—	1,244
Net financing revenue	(1,183)	—	5,404	—	4,221
Cash dividends from subsidiaries
Bank subsidiary	3,300	3,300	—	(6,600)	—
Nonbank subsidiaries	752	—	—	(752)	—
Other revenue
Insurance premiums and service revenue earned	—	—	973	—	973
Gain on mortgage and automotive loans, net	40	—	28	—	68
Loss on extinguishment of debt	(1)	—	(6)	—	(7)
Other gain on investments, net	—	—	102	—	102
Other income, net of losses	676	—	840	(1,108)	408
Total other revenue	715	—	1,937	(1,108)	1,544
Total net revenue	3,584	3,300	7,341	(8,460)	5,765
Provision for loan losses	465	—	683	—	1,148
Noninterest expense
Compensation and benefits expense	180	—	915	—	1,095
Insurance losses and loss adjustment expenses	—	—	332	—	332
Other operating expenses	899	—	1,892	(1,108)	1,683
Total noninterest expense	1,079	—	3,139	(1,108)	3,110
Income from continuing operations before income tax expense and undistributed (loss) income of subsidiaries	2,040	3,300	3,519	(7,352)	1,507
Income tax expense from continuing operations	337	—	244	—	581
Net income from continuing operations	1,703	3,300	3,275	(7,352)	926
Income (loss) from discontinued operations, net of tax	7	—	(4)	—	3
Undistributed (loss) income of subsidiaries
Bank subsidiary	(1,168)	(1,168)	—	2,336	—
Nonbank subsidiaries	387	—	—	(387)	—
Net income	929	2,132	3,271	(5,403)	929
Other comprehensive income, net of tax	106	65	104	(169)	106
Comprehensive income	$1,035	$2,197	$3,375	$(5,572)	$1,035

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing (loss) revenue and other interest income
Interest and fees on finance receivables and loans	$(104)	$—	$5,266	$—	$5,162
Interest and fees on finance receivables and loans — intercompany	11	—	8	(19)	—
Interest and dividends on investment securities and other earning assets	—	—	421	(3)	418
Interest on cash and cash equivalents	5	—	9	—	14
Interest-bearing cash — intercompany	—	—	9	(9)	—
Operating leases	17	—	2,694	—	2,711
Total financing (loss) revenue and other interest income	(71)	—	8,407	(31)	8,305
Interest expense
Interest on deposits	8	—	822	—	830
Interest on short-term borrowings	40	—	17	—	57
Interest on long-term debt	1,161	—	581	—	1,742
Interest on intercompany debt	20	—	11	(31)	—
Total interest expense	1,229	—	1,431	(31)	2,629
Net depreciation expense on operating lease assets	14	—	1,755	—	1,769
Net financing revenue	(1,314)	—	5,221	—	3,907
Cash dividends from subsidiaries
Nonbank subsidiaries	965	—	—	(965)	—
Other revenue
Insurance premiums and service revenue earned	—	—	945	—	945
(Loss) gain on mortgage and automotive loans, net	(11)	—	22	—	11
Loss on extinguishment of debt	(3)	—	(2)	—	(5)
Other gain on investments, net	—	—	176	9	185
Other income, net of losses	1,253	—	937	(1,796)	394
Total other revenue	1,239	—	2,078	(1,787)	1,530
Total net revenue	890	—	7,299	(2,752)	5,437
Provision for loan losses	408	—	509	—	917
Noninterest expense
Compensation and benefits expense	573	—	419	—	992
Insurance losses and loss adjustment expenses	—	—	342	—	342
Other operating expenses	1,261	—	2,130	(1,786)	1,605
Total noninterest expense	1,834	—	2,891	(1,786)	2,939
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(1,352)	—	3,899	(966)	1,581
Income tax (benefit) expense from continuing operations	(279)	(82)	831	—	470
Net (loss) income from continuing operations	(1,073)	82	3,068	(966)	1,111
Loss from discontinued operations, net of tax	(39)	—	(5)	—	(44)
Undistributed income (loss) of subsidiaries
Bank subsidiary	1,273	1,273	—	(2,546)	—
Nonbank subsidiaries	906	(2)	—	(904)	—
Net income	1,067	1,353	3,063	(4,416)	1,067
Other comprehensive loss, net of tax	(110)	(63)	(106)	169	(110)
Comprehensive income	$957	$1,290	$2,957	$(4,247)	$957

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2015 ($ in millions)	Parent		Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing (loss) revenue and other interest income
Interest and fees on finance receivables and loans	$(83)		$—	$4,653	$—	$4,570
Interest and fees on finance receivables and loans — intercompany	17		—	24	(41)	—
Interest on loans held-for-sale	—		—	40	—	40
Interest and dividends on investment securities and other earning assets	—		—	381	—	381
Interest on cash and cash equivalents	1		—	7	—	8
Interest-bearing cash — intercompany	—		—	8	(8)	—
Operating leases	9		—	3,389	—	3,398
Total financing (loss) revenue and other interest income	(56)		—	8,502	(49)	8,397
Interest expense
Interest on deposits	10		—	708	—	718
Interest on short-term borrowings	40		—	9	—	49
Interest on long-term debt	1,121		—	541	—	1,662
Interest on intercompany debt	32		—	17	(49)	—
Total interest expense	1,203		—	1,275	(49)	2,429
Net depreciation expense on operating lease assets	7		—	2,242	—	2,249
Net financing revenue	(1,266)		—	4,985	—	3,719
Cash dividends from subsidiaries
Bank subsidiary	525		525	—	(1,050)	—
Nonbank subsidiaries	1,123		—	—	(1,123)	—
Other revenue
Insurance premiums and service revenue earned	—		—	940	—	940
(Loss) gain on mortgage and automotive loans, net	(9)	—	—	54	—	45
Loss on extinguishment of debt	(355)		—	(2)	—	(357)
Other gain on investments, net	—		—	155	—	155
Other income, net of losses	1,373		—	1,373	(2,387)	359
Total other revenue	1,009		—	2,520	(2,387)	1,142
Total net revenue	1,391		525	7,505	(4,560)	4,861
Provision for loan losses	157		—	550	—	707
Noninterest expense
Compensation and benefits expense	571		—	842	(450)	963
Insurance losses and loss adjustment expenses	—		—	293	—	293
Other operating expenses	1,247		—	2,195	(1,937)	1,505
Total noninterest expense	1,818		—	3,330	(2,387)	2,761
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(584)		525	3,625	(2,173)	1,393
Income tax (benefit) expense from continuing operations	(267)		—	763	—	496
Net (loss) income from continuing operations	(317)		525	2,862	(2,173)	897
Income from discontinued operations, net of tax	356		—	36	—	392
Undistributed income (loss) of subsidiaries
Bank subsidiary	581		581	—	(1,162)	—
Nonbank subsidiaries	669		(1)	—	(668)	—
Net income	1,289		1,105	2,898	(4,003)	1,289
Other comprehensive loss, net of tax	(165)		(43)	(172)	215	(165)
Comprehensive income	$1,124		$1,062	$2,726	$(3,788)	$1,124

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Balance Sheet

December 31, 2017 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$74	$—	$770	$—	$844
Interest-bearing	5	—	3,403	—	3,408
Interest-bearing — intercompany	1,138	—	695	(1,833)	—
Total cash and cash equivalents	1,217	—	4,868	(1,833)	4,252
Available-for-sale securities	—	—	22,821	—	22,821
Held-to-maturity securities	—	—	1,973	(74)	1,899
Loans held-for-sale, net	—	—	108	—	108
Finance receivables and loans, net
Finance receivables and loans, net	7,434	—	115,459	—	122,893
Intercompany loans to
Nonbank subsidiaries	879	—	408	(1,287)	—
Allowance for loan losses	(185)	—	(1,091)	—	(1,276)
Total finance receivables and loans, net	8,128	—	114,776	(1,287)	121,617
Investment in operating leases, net	19	—	8,722	—	8,741
Intercompany receivables from
Bank subsidiary	80	—	—	(80)	—
Nonbank subsidiaries	71	—	77	(148)	—
Investment in subsidiaries
Bank subsidiary	16,962	16,962	—	(33,924)	—
Nonbank subsidiaries	8,111	—	—	(8,111)	—
Premiums receivable and other insurance assets	—	—	2,082	(35)	2,047
Other assets	2,207	—	5,105	(1,649)	5,663
Total assets	$36,795	$16,962	$160,532	$(47,141)	$167,148
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$108	$—	$108
Interest-bearing	12	—	93,136	—	93,148
Interest-bearing — intercompany	—	—	1,139	(1,139)	—
Total deposit liabilities	12	—	94,383	(1,139)	93,256
Short-term borrowings	3,171	—	8,242	—	11,413
Long-term debt	17,966	—	26,260	—	44,226
Intercompany debt to
Bank subsidiary	74	—	—	(74)	—
Nonbank subsidiaries	1,103	—	879	(1,982)	—
Intercompany payables to
Bank subsidiary	4	—	—	(4)	—
Nonbank subsidiaries	132	—	127	(259)	—
Interest payable	200	—	175	—	375
Unearned insurance premiums and service revenue	—	—	2,604	—	2,604
Accrued expenses and other liabilities	639	—	2,790	(1,649)	1,780
Total liabilities	23,301	—	135,460	(5,107)	153,654
Total equity	13,494	16,962	25,072	(42,034)	13,494
Total liabilities and equity	$36,795	$16,962	$160,532	$(47,141)	$167,148

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

December 31, 2016 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$720	$—	$827	$—	$1,547
Interest-bearing	100	—	4,287	—	4,387
Interest-bearing — intercompany	—	—	401	(401)	—
Total cash and cash equivalents	820	—	5,515	(401)	5,934
Trading securities	—	—	82	(82)	—
Available-for-sale securities	—	—	19,253	(327)	18,926
Held-to-maturity securities	—	—	839	—	839
Finance receivables and loans, net
Finance receivables and loans, net	4,705	—	114,239	—	118,944
Intercompany loans to
Bank subsidiary	1,125	—	—	(1,125)	—
Nonbank subsidiaries	1,779	—	626	(2,405)	—
Allowance for loan losses	(115)	—	(1,029)	—	(1,144)
Total finance receivables and loans, net	7,494	—	113,836	(3,530)	117,800
Investment in operating leases, net	42	—	11,428	—	11,470
Intercompany receivables from
Bank subsidiary	299	—	—	(299)	—
Nonbank subsidiaries	107	—	67	(174)	—
Investment in subsidiaries
Bank subsidiary	17,727	17,727	—	(35,454)	—
Nonbank subsidiaries	10,318	—	—	(10,318)	—
Premiums receivable and other insurance assets	—	—	1,936	(31)	1,905
Other assets	4,347	—	5,085	(2,578)	6,854
Total assets	$41,154	$17,727	$158,041	$(53,194)	$163,728
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$84	$—	$84
Interest-bearing	167	—	78,771	—	78,938
Total deposit liabilities	167	—	78,855	—	79,022
Short-term borrowings	3,622	—	9,051	—	12,673
Long-term debt	21,798	—	32,330	—	54,128
Intercompany debt to
Bank subsidiary	330	—	—	(330)	—
Nonbank subsidiaries	1,027	—	2,903	(3,930)	—
Intercompany payables to
Nonbank subsidiaries	153	—	351	(504)	—
Interest payable	253	—	98	—	351
Unearned insurance premiums and service revenue	—	—	2,500	—	2,500
Accrued expenses and other liabilities	487	—	3,911	(2,661)	1,737
Total liabilities	27,837	—	129,999	(7,425)	150,411
Total equity	13,317	17,727	28,042	(45,769)	13,317
Total liabilities and equity	$41,154	$17,727	$158,041	$(53,194)	$163,728

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$4,591	$3,300	$3,466	$(7,278)	$4,079
Investing activities
Purchases of available-for-sale securities	—	—	(11,234)	—	(11,234)
Proceeds from sales of available-for-sale securities	—	—	4,633	—	4,633
Proceeds from repayments of available-for-sale securities	—	—	2,899	—	2,899
Purchases of held-to-maturity securities	—	—	(1,026)	—	(1,026)
Proceeds from repayments of held-to-maturity securities	—	—	68	—	68
Net change in investment securities — intercompany	7	—	291	(298)	—
Purchases of finance receivables and loans held-for-investment	(35)	—	(5,417)	—	(5,452)
Proceeds from sales of finance receivables and loans initially held-for-investment	106	—	1,233	—	1,339
Originations and repayments of finance receivables and loans held-for-investment and other, net	860	—	33	(1,956)	(1,063)
Net change in loans — intercompany	2,068	—	217	(2,285)	—
Purchases of operating lease assets	—	—	(4,052)	—	(4,052)
Disposals of operating lease assets	13	—	5,554	—	5,567
Capital contributions to subsidiaries	(1,212)	(5)	—	1,217	—
Returns of contributed capital	1,567	—	—	(1,567)	—
Net change in nonmarketable equity investments	—	—	(187)	—	(187)
Other, net	(31)	—	(99)	(89)	(219)
Net cash provided by (used in) investing activities	3,343	(5)	(7,087)	(4,978)	(8,727)
Financing activities
Net change in short-term borrowings — third party	(453)	—	(810)	—	(1,263)
Net (decrease) increase in deposits	(156)	—	15,466	(1,138)	14,172
Proceeds from issuance of long-term debt — third party	354	—	15,654	1,961	17,969
Repayments of long-term debt — third party	(6,111)	—	(21,797)	—	(27,908)
Net change in debt — intercompany	(225)	—	(2,074)	2,299	—
Repurchase of common stock	(753)	—	—	—	(753)
Dividends paid — third party	(184)	—	—	—	(184)
Dividends paid and returns of contributed capital — intercompany	—	(3,300)	(5,619)	8,919	—
Capital contributions from parent	—	5	1,212	(1,217)	—
Net cash (used in) provided by financing activities	(7,528)	(3,295)	2,032	10,824	2,033
Effect of exchange-rate changes on cash and cash equivalents	—	—	3	—	3
Net increase (decrease) in cash and cash equivalents and restricted cash	406	—	(1,586)	(1,432)	(2,612)
Cash and cash equivalents and restricted cash at beginning of year	989	—	7,293	(401)	7,881
Cash and cash equivalents and restricted cash at end of year	$1,395	$—	$5,707	$(1,833)	$5,269
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

December 31, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Cash and cash equivalents as disclosed on the Consolidated Balance Sheet	$1,217	$—	$4,868	$(1,833)	$4,252
Restricted cash included in other assets on the Consolidated Balance Sheet (a)	178	—	839	—	1,017
Total cash and cash equivalents and restricted cash as disclosed in the Consolidated Statement of Cash Flows	$1,395	$—	$5,707	$(1,833)	$5,269

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 14 for additional details describing the nature of restricted cash balances.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$241	$6	$5,383	$(1,063)	$4,567
Investing activities
Purchases of available-for-sale securities	—	—	(16,031)	—	(16,031)
Proceeds from sales of available-for-sale securities	—	—	11,036	—	11,036
Proceeds from repayments of available-for-sale securities	—	—	3,379	—	3,379
Purchases of held-to-maturity securities	—	—	(841)	—	(841)
Purchases of finance receivables and loans held-for-investment	(4)	—	(3,855)	—	(3,859)
Proceeds from sales of finance receivables and loans initially held-for-investment	—	—	4,285	—	4,285
Originations and repayments of finance receivables and loans held-for-investment and other, net	2,013	—	(10,839)	—	(8,826)
Net change in loans — intercompany	877	—	(67)	(810)	—
Purchases of operating lease assets	—	—	(3,274)	—	(3,274)
Disposals of operating lease assets	25	—	6,279	—	6,304
Acquisitions, net of cash acquired	(309)	—	—	—	(309)
Capital contributions to subsidiaries	(3,908)	—	—	3,908	—
Returns of contributed capital	3,678	8	—	(3,686)	—
Net change in nonmarketable equity investments	—	—	(628)	—	(628)
Other, net	(206)	—	(191)	91	(306)
Net cash provided by (used in) investing activities	2,166	8	(10,747)	(497)	(9,070)
Financing activities
Net change in short-term borrowings — third party	169	—	4,395	—	4,564
Net (decrease) increase in deposits	(61)	—	12,569	—	12,508
Proceeds from issuance of long-term debt — third party	979	—	13,176	—	14,155
Repayments of long-term debt — third party	(2,662)	—	(23,750)	—	(26,412)
Net change in debt — intercompany	(382)	—	(877)	1,259	—
Redemption of preferred stock	(696)	—	—	—	(696)
Repurchase of common stock	(341)	—	—	—	(341)
Dividends paid — third party	(108)	—	—	—	(108)
Dividends paid and returns of contributed capital — intercompany	—	(14)	(4,644)	4,658	—
Capital contributions from parent	—	—	3,908	(3,908)	—
Net cash (used in) provided by financing activities	(3,102)	(14)	4,777	2,009	3,670
Effect of exchange-rate changes on cash and cash equivalents	—	—	1	—	1
Net decrease in cash and cash equivalents and restricted cash	(695)	—	(586)	449	(832)
Cash and cash equivalents and restricted cash at beginning of year	1,684	—	7,879	(850)	8,713
Cash and cash equivalents and restricted cash at end of year	$989	$—	$7,293	$(401)	$7,881
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

December 31, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Cash and cash equivalents as disclosed on the Consolidated Balance Sheet	$820	$—	$5,515	$(401)	$5,934
Restricted cash included in other assets on the Consolidated Balance Sheet (a)	169	—	1,778	—	1,947
Total cash and cash equivalents and restricted cash as disclosed in the Consolidated Statement of Cash Flows	$989	$—	$7,293	$(401)	$7,881

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 14 for additional details describing the nature of restricted cash balances.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2015 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$370	$525	$6,390	$(2,174)	$5,111
Investing activities
Purchases of available-for-sale securities	—	—	(12,250)	—	(12,250)
Proceeds from sales of available-for-sale securities	—	—	6,874	—	6,874
Proceeds from repayments of available-for-sale securities	—	—	4,255	—	4,255
Purchases of finance receivables and loans held-for-investment	(169)	—	(4,332)	—	(4,501)
Proceeds from sales of finance receivables and loans initially held-for-investment	—	—	3,197	—	3,197
Originations and repayments of finance receivables and loans held-for-investment and other, net	1,954	—	(11,298)	—	(9,344)
Net change in loans — intercompany	240	—	1,211	(1,451)	—
Purchases of operating lease assets	(94)	—	(4,591)	—	(4,685)
Disposals of operating lease assets	7	—	5,539	—	5,546
Capital contributions to subsidiaries	(796)	(1)	—	797	—
Returns of contributed capital	1,444	—	—	(1,444)	—
Proceeds from sale of business units, net	1,049	—	—	—	1,049
Net change in nonmarketable equity investments	—	—	(147)	—	(147)
Other, net	(47)	—	50	—	3
Net cash provided by (used in) investing activities	3,588	(1)	(11,492)	(2,098)	(10,003)
Financing activities
Net change in short-term borrowings — third party	115	—	913	—	1,028
Net (decrease) increase in deposits	(91)	—	8,338	—	8,247
Proceeds from issuance of long-term debt — third party	5,428	—	25,237	—	30,665
Repayments of long-term debt — third party	(5,931)	—	(25,419)	—	(31,350)
Net change in debt — intercompany	(977)	—	(240)	1,217	—
Repurchase and redemption of preferred stock	(559)	—	—	—	(559)
Repurchase of common stock	(16)	—	—	—	(16)
Dividends paid — third party	(2,571)	—	—	—	(2,571)
Dividends paid and returns of contributed capital — intercompany	—	(525)	(3,092)	3,617	—
Capital contributions from parent	—	1	796	(797)	—
Net cash (used in) provided by financing activities	(4,602)	(524)	6,533	4,037	5,444
Effect of exchange-rate changes on cash and cash equivalents	—	—	(4)	—	(4)
Net (decrease) increase in cash and cash equivalents and restricted cash	(644)	—	1,427	(235)	548
Cash and cash equivalents and restricted cash at beginning of year	2,328	—	6,452	(615)	8,165
Cash and cash equivalents and restricted cash at end of year	$1,684	$—	$7,879	$(850)	$8,713
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

	2017		2016
December 31, ($ in millions)	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Standby letters of credit and other guarantees	$227	$8	$175	$8
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

If nonperformance occurs by a borrower for which we have issued a letter of credit, we can be liable for payment of the letter of credit to the beneficiary with our recourse being a charge to the borrower’s loan facility. As many of these commitments are subject to borrowing base agreements and other restrictive covenants or may expire without being fully drawn, the contract amounts are not necessarily indicative of future cash requirements.
In connection with our Ally Invest wealth management business, we introduce customer securities accounts to a clearing broker, which clears and maintains custody of all customer assets and account activity. We are responsible for obtaining from each customer such funds or securities as are required to be deposited or maintained in their accounts. As a result, we are liable for any loss, liability, damage, cost, or expense incurred or sustained by the clearing broker as a result of the failure of any customer to timely make payments or deposits of securities to satisfy their contractual obligations. In addition, customer securities activities are transacted on either a cash or margin basis. In margin transactions, we may extend credit to the customer, through our clearing broker, subject to various regulatory rules and margin lending practices, collateralized by cash and securities in the customer’s account. In connection with these activities, we also execute customer transactions involving the sale of securities not yet purchased. Such transactions may expose us to credit risk in the event the customer’s assets are not sufficient to fully cover losses, which the customer may incur. In the event the customer fails to satisfy its obligations, we will purchase or sell financial instruments in the customer’s account in order to fulfill the customer’s obligations. The maximum potential exposure under these arrangements is difficult to estimate; however, the potential for us to incur material losses pursuant to these arrangements is remote.
Commitments
Financing Commitments
The contractual commitments were as follows.

December 31, ($ in millions)	2017	2016
Unused revolving credit line commitments and other (a)	$2,341	$1,995
Home equity lines of credit (b)	318	356
Commitments to provide capital to investees (c)	283	206
Construction-lending commitments (d)	144	164
Mortgage loan origination commitments (e)	95	—

(a)	The unused portion of revolving lines of credit reset at prevailing market rates and, as such, approximate market value.

(b)	We are committed to fund the remaining unused balances on home equity lines of credit.

(c)	We are committed to contribute capital to certain investees. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.

(d)	The fair value of these commitments is considered in the overall valuation of the related assets.

(e)
Commitments with mortgage loan applicants in which the loan terms, including interest rate and price, are guaranteed for a designated period of time subject to the completion of underwriting procedures.

Revolving credit line commitments contain an element of credit risk. Management reduces its credit risk for unused revolving credit line commitments by applying the same credit policies in making commitments as it does for extending loans. We typically require collateral as these commitments are drawn.
Lease Commitments
Future minimum rental payments required under operating leases, primarily for real property, with noncancelable lease terms expiring after December 31, 2017, are as follows.

Year ended December 31, ($ in millions)
2018	$35
2019	35
2020	34
2021	36
2022	33
2023 and thereafter	316
Total minimum payment required	$489
Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $46 million for the year ended December 31, 2017, and $51 million for the years ended December 31, 2016, and 2015.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Contractual Commitments
We have entered into multiple agreements for information technology, voice and communication technology, and related maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions.

Year ended December 31, ($ in millions)
2018	$85
2019 and 2020	36
2021 and thereafter	2
Total future payment obligations	$123
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
We accrue for a legal matter when a loss becomes probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment after consultation with counsel. No assurance exists that our accruals will not need to be adjusted in the future. When a probable or reasonably possible loss on a legal matter could be material to our consolidated financial condition, results of operations, or cash flows, we provide disclosure in this note as prescribed by ASC 450, Contingencies.
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
Securities Litigation
In October 2016, a purported class action—Bucks County Employees Retirement Fund v. Ally Financial Inc. et al.—was filed in the Circuit Court for Wayne County in the State of Michigan (Case No. 16-013616-CZ). This matter was removed to the U.S. District Court for the Eastern District of Michigan on November 18, 2016. The complaint alleges material misstatements and omissions in connection with Ally’s initial public offering in April 2014, including a failure to adequately disclose the severity of rising subprime automotive loan delinquency rates, deficient underwriting measures employed in the origination of subprime automotive loans, and aggressive tactics used with low-income borrowers. The request for relief includes an indeterminate amount of damages, fees, and costs and other remedies. In January 2017, another purported class action—National Shopmen Pension Fund v. Ally Financial Inc. et al.—was filed in the Circuit Court for Oakland County in the State of Michigan (Case No. 2017-156719-CB). This matter was removed to the U.S. District Court for the Eastern District of Michigan on January 30, 2017. In March 2017, a third purported class action—James McIntire v. Ally Financial Inc. et al.—was filed in the Circuit Court for Wayne County in the State of Michigan (Case No. 17-003811-CZ). This matter was removed to the U.S. District Court for the Eastern District of Michigan on March 15, 2017. The allegations and requested relief in the National Shopmen Pension Fund and James McIntire complaints are substantially similar to those included in the complaint filed by Bucks County Employees Retirement

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Fund. All three matters were remanded from the U.S. District Court for the Eastern District of Michigan to the state circuit courts on May 26, 2017, and have been consolidated for discovery in Wayne County Circuit Court as In re Ally Financial, Inc. Securities Litigation (Case No. 16-013616-CB). In November 2017, the plaintiffs filed a consolidated amended complaint, and the court entered an interim stay of the litigation. We intend to vigorously defend against each of these actions.
Automotive Subprime Matters
In October 2014, we received a document request from the SEC in connection with its investigation related to subprime automotive finance and related securitization activities. Separately, in December 2014, we received a subpoena from the U.S. Department of Justice requesting similar information. In May 2015 and December 2016, we received information requests from the New York Department of Financial Services requesting similar information. We responded timely to each of the requests.
Other Contingencies
Ally and its subsidiaries, including Ally Bank, are or may be subject to potential liability under various other contingent exposures, including indemnification, tax, self-insurance, and other miscellaneous contingencies. We accrue for a contingent exposure when a loss becomes probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment. No assurance exists that our accruals will not need to be adjusted in the future, and actual losses may be higher or lower than any amounts accrued or estimated for those exposures, possibly to a significant degree. On the basis of information currently available, we do not believe that these other contingent exposures will be material to our consolidated financial condition, results of operations, or cash flows. Refer to Note 1 for additional information related to our policy for establishing reserves for legal and regulatory matters.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

31.    Quarterly Financial Statements (unaudited)

($ in millions)	First quarter	Second quarter	Third quarter	Fourth quarter
2017
Net financing revenue and other interest income	$979	$1,067	$1,081	$1,094
Other revenue	396	388	381	379
Total net revenue	1,375	1,455	1,462	1,473
Provision for loan losses	271	269	314	294
Total noninterest expense	778	810	753	769
Income from continuing operations before income tax expense	326	376	395	410
Income tax expense from continuing operations (a)	113	122	115	231
Net income from continuing operations	213	254	280	179
Income (loss) from discontinued operations, net of tax	1	(2)	2	2
Net income	$214	$252	$282	$181
Basic earnings per common share (b)
Net income from continuing operations	$0.46	$0.55	$0.62	$0.40
Net income	0.46	0.55	0.63	0.41
Diluted earnings per common share (b)
Net income from continuing operations	$0.46	$0.55	$0.62	$0.40
Net income	0.46	0.55	0.63	0.41
Cash dividends per common share	$0.08	$0.08	$0.12	$0.12
2016
Net financing revenue and other interest income	$951	$984	$996	$976
Other revenue	376	374	388	392
Total net revenue	1,327	1,358	1,384	1,368
Provision for loan losses	220	172	258	267
Total noninterest expense	710	773	735	721
Income from continuing operations before income tax expense	397	413	391	380
Income tax expense from continuing operations (c)	150	56	130	134
Net income from continuing operations	247	357	261	246
Income (loss) from discontinued operations, net of tax	3	3	(52)	2
Net income	$250	$360	$209	$248
Basic earnings per common share (b)
Net income from continuing operations	$0.48	$0.70	$0.54	$0.52
Net income	0.49	0.71	0.43	0.53
Diluted earnings per common share (b)
Net income from continuing operations	$0.48	$0.70	$0.54	$0.52
Net income	0.49	0.71	0.43	0.52
Cash dividends per common share	$—	$—	$0.08	$0.08

(a)	Amount for the fourth quarter of 2017 includes $119 million of tax expense attributable to tax reform enacted on December 22, 2017, as further described in Note 23

(b)	Earnings per share is calculated quarterly on an independent basis, therefore the total of the amounts presented for each year above may not reconcile to the annual amounts presented in Note 20.

(c)
Amount for the second quarter of 2016 includes a nonrecurring tax benefit due to a U.S. tax reserve release related to a prior-year federal return that reduced our liability for unrecognized tax benefits, as further described in Note 23.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

32.    Subsequent Events
Declaration of Quarterly Dividend Payment
On January 10, 2018, the Board declared a quarterly cash dividend payment of $0.13 per share on all common stock, a $0.01 per share increase relative to our prior quarterly cash dividend. The dividend was paid on February 15, 2018, to stockholders of record at the close of business on February 1, 2018.

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2017, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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

Part III
Ally Financial Inc. • Form 10-K

Item 10.    Directors, Executive Officers, and Corporate Governance
Executive Officers and Other Significant Employees
Jeffrey J. Brown — Chief Executive Officer of Ally since February 2015 and a member of the Board since February 2015. Mr. Brown, 44, is driving Ally’s evolution as a leading digital financial services company. Under his leadership, Ally is building on its strengths in automotive financing, retail deposits and corporate financing, as well as diversifying its offerings to include digital wealth management and online brokerage, a credit card and mortgage products. Mr. Brown has deep financial services experience, having previously served in a variety of key leadership roles at Ally. Prior to being named CEO, Mr. Brown was president and CEO of Ally’s Dealer Financial Services business, where he oversaw the company’s automotive finance, insurance and automotive servicing operations. Mr. Brown joined Ally in March 2009 as corporate treasurer and, in 2011, was named executive vice president of finance and corporate planning, where he oversaw the company’s finance, treasury and corporate strategy initiatives. Prior to joining Ally, Mr. Brown was the corporate treasurer for Bank of America, where he had responsibility for the core treasury functions, including funding and managing interest rate risk. Mr. Brown spent 10 years at Bank of America, beginning his career in finance and later joining the balance sheet management division. During his tenure at Bank of America, he also served as the bank’s deputy treasurer and oversaw balance sheet management and the company’s corporate funding division. Mr. Brown received a bachelor’s degree in economics from Clemson University and an executive master’s degree in business from Queens University in Charlotte. He serves on the Board of the Clemson University Foundation, an independent, not-for-profit entity that promotes the welfare and future development of Clemson University. He also serves on the Trevillian Cabinet of the College of Business and Behavioral Sciences at Clemson University and on the Board of Trustees for Queens University in Charlotte. Mr. Brown was recognized for his commitment to family, career and community with a 2016 Father of the Year award by the Father’s Day Council and benefiting the American Diabetes Association.
David J. DeBrunner — Vice President, Chief Accounting Officer, and Controller of Ally since September 2007. In this role, Mr. DeBrunner, 51, is responsible for all accounting, tax, regulatory reporting, internal controls, finance shared services, and strategic sourcing services for Ally. He joined Ally from Fifth Third Bancorp (Fifth Third) where he was senior vice president, corporate controller, and chief accounting officer from January 2002 to August 2007. Prior to that position, he served as the chief financial officer for the commercial division of Fifth Third. He joined Fifth Third in 1992 and held various financial leadership positions throughout the company. Prior to his time at Fifth Third, he held positions at Deloitte and Touche LLP in the Chicago and Cincinnati offices. Mr. DeBrunner earned a bachelor’s of science in accounting from Indiana University and is a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.
Christopher A. Halmy — Chief Financial Officer of Ally since November 2013. In this role, he is responsible for the oversight of the Company’s financial reporting, controls and analysis, accounting, and investor relations, as well as treasury activities, including capital, funding and balance sheet management. Prior to his current position, Mr. Halmy, 49, served as Ally’s corporate treasurer since June 2011. He joined Ally in 2009 and previously served as structured funding executive with responsibility for the strategy, planning, and execution of securitizations and structured funding globally. In this role, he also was responsible for bank relationships and compliance related to existing transactions in the market. Prior to joining Ally, Mr. Halmy was the global funding executive at Bank of America where he was responsible for funding and liquidity activities. During his tenure at Bank of America, he also led the mortgage and automotive securitization group. Prior to joining Bank of America in 1997, Mr. Halmy held treasury, finance, and accounting positions at MBNA America, N.A., Merrill Lynch & Co., JP Morgan & Co., and Deloitte & Touche. In 2017, he also joined the board of directors of Solar Mosaic, Inc. Mr. Halmy holds a bachelor’s degree in accounting and a master’s degree in business administration from Villanova University. In addition, he was an adjunct professor at Wesley College from 1999 to 2006 and Queens University from 2011 to 2013. Mr. Halmy currently serves on the board of advisors for the McColl School of Business at Queens University and the provost board at Villanova University. Mr. Halmy is also a certified public accountant.
Jennifer A. LaClair — Chief Financial Officer Designate of Ally Financial since December 2017, with the intent that she be appointed Chief Financial Officer effective March 1, 2018. Prior to joining Ally, Ms. LaClair, 46, spent ten years at PNC Financial Services. Most recently, she served as the head of the business bank where she was charged with setting strategy, driving performance and managing risk. Before that, she served as chief financial officer for all of PNC’s lines of business. Earlier in her career, Ms. LaClair was a consultant with McKinsey and Company where she specialized in strategy, efficiency improvement, and operational transformations. She began her career in international development in Eastern Europe, the Middle East, and West Africa. Ms. LaClair has a Master of Business Administration from the Case Western Reserve University where she was the Class of 2001 Alumni Scholar and earned the Scott S. Cowen Outstanding Leadership award. She graduated summa cum laude from the State University of New York at Buffalo.
Diane E. Morais — Ms. Morais joined Ally Financial in 2008, and currently has oversight for consumer and commercial banking products. Her responsibilities include the company’s Deposits, Mortgage, Online Brokerage and Wealth Management and Corporate Finance businesses, as well as oversight for Ally’s digital strategies. As President, Consumer & Commercial Banking Products, Ms. Morais, 52, has responsibility for the strategic direction and profitability of the deposits franchise, product innovation and pricing, customer service, and ensuring all activities are consistent with high standards of safety and soundness. Under her leadership, Ally Bank has achieved double-digit retail deposit growth each year since the bank was launched in 2009. The bank now has more than 1.4 million customers, and it has received numerous third-party accolades, including being named Best Online Bank by Money® Magazine for five consecutive years and by Kiplinger Personal Finance for three years. Ms. Morais also led the expansion of two new products in 2016, the Ally CashBack Credit Card and Ally Home, the bank’s direct-to-consumer mortgage business. In addition to Ally Bank, Ms. Morais has responsibility for the Online Brokerage and Wealth Management business Ally acquired through its April 2016 acquisition of TradeKing, Inc., including oversight of the integration

Ally Financial Inc. • Form 10-K

and rebranding of the business under Ally. The addition of investing and wealth management significantly broadens the portfolio of personal finance options Ally has to offer to provide consumers with a cohesive approach to managing their savings and investment alternatives, while benefiting from the bank’s competitive rates and innovative deposit products. Prior to holding key leadership positions of increasing responsibility at Ally, Ms. Morais achieved a number of significant professional accomplishments in the financial services sector. During a career spanning twelve years at Bank of America, she served as the deposit and debit products executive, national customer experience executive, card services marketing, and consumer mortgage vendor management executive. Ms. Morais also spent nine years at Citibank’s credit card division in a variety of marketing, risk and finance roles. Ms. Morais holds a bachelor’s degree from Pennsylvania State University and sits on the board of directors for Junior Achievement of Central Carolinas and Charlotte Center City Partners. In September 2015, Ms. Morais was named to American Banker Magazine’s “25 Women to Watch” list, and in September 2016 and September 2017, she was ranked #12 and #11 respectively on the publication’s “25 Most Powerful Women in Banking” list, which recognizes the professional achievements, personal tenacity, and overall influence of the industry’s top-performing female executives. Ms. Morais was also named one of the top 25 outstanding business women in the Charlotte Business Journal’s 2018 Women in Business Awards.
Timothy M. Russi — President of Automotive Finance of Ally since 2013. Mr. Russi, 55, has responsibility for developing strategy, driving innovation, and leading the performance of the automotive business, Ally’s largest unit and principal revenue driver. He led the transformation of Ally’s automotive finance business from a manufacturer-owned captive to an independent market leader. In this role, Mr. Russi has championed key digital initiatives, fostered partnerships with emerging online retailers, and led the acquisition of Clearlane. Through these efforts, he has made Ally a go-to-partner for innovative disruptors in the automotive retail space. Previously, he was executive vice president of North American Operations—Automotive (NAO) for U.S. and Canada and chief financial officer for Ally’s Global Automotive Services and chief operating officer for NAO. Before joining Ally in 2008, Mr. Russi worked for Cerberus Operations and Advisory Company as a senior advisor to Ally. He assumed this role in early 2008 after serving as the president of Dealer Financial Services for Bank of America. Mr. Russi has more than 30 years of business and financial services industry experience, having previously served in management and leadership positions at US Leasing (a Ford Financial Services company), Deloitte, DHR International and Ernst & Young. Mr. Russi holds a bachelor’s degree in managerial economics from the University of California at Davis. He is a certified public accountant and is Six Sigma certified.
David P. Shevsky — Chief Risk Officer of Ally since December 2015. In this role, Mr. Shevsky, 56, has overall responsibility for the risk framework, processes and oversight for the Company, including achieving an appropriate balance between risk and return, mitigating unnecessary risk and protecting the Company’s financial returns. Prior to his current role, Mr. Shevsky served as the Chief Risk Officer for Ally Bank beginning in November 2011. Mr. Shevsky joined Ally Financial in 1986 with a series of positions supporting the automotive finance operation from a credit analysis and risk perspective. During his career, he supported both the domestic and international automotive finance operations. He became a senior vice president of enterprise risk for the Company in 2004. In this role, Mr. Shevsky began to take a company-wide view of commercial credit risk and capital management. In 2006, he played a key role in establishing a more robust risk management function, and in 2008, he was responsible for establishing a loan review function, which he did until becoming the Chief Risk Officer for Ally Bank in 2011. Prior to joining Ally, Mr. Shevsky served in the United States Air Force from 1979 until 1984. Mr. Shevsky holds a bachelor’s degree from Wayne State University and a master’s degree from Walsh College.
Scott A. Stengel — General Counsel of Ally since May 2016. In this role, Mr. Stengel, 46, oversees all of Ally’s legal affairs and is also responsible for Ally’s corporate-secretarial, government-affairs, records-management, and licensing functions. He joined Ally from Kansas City, Mo.-based UMB Financial Corporation, where he served as executive vice president, general counsel, and corporate secretary. Before that, he was a partner at King & Spalding LLP and Orrick, Herrington & Sutcliffe LLP in Washington, DC, with a practice focused on banking, capital markets, and government relations. He began his career as a law clerk to the Honorable Douglas O. Tice, Jr. in Richmond, Va. He received a bachelor’s degree in economics, with highest honors, from the University of Notre Dame and a juris doctorate, magna cum laude, from the Notre Dame Law School.
Additional Information
Additional information in response to this Item 10 can be found in the Company’s 2018 Proxy Statement under “Proposal 1 — Election of Directors,” “The Board’s Leadership Structure,” and “Code of Conduct and Ethics and Review, Approval or Ratification of Transactions with Related Persons.” That information is incorporated into this item by reference.

Ally Financial Inc. • Form 10-K

Item 11.    Executive Compensation
Items in response to this Item 11 can be found in the Company’s 2018 Proxy Statement under “Executive Compensation.” That information is incorporated into this item by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Items in response to this Item 12 can be found in the Company’s 2018 Proxy Statement under “Security Ownership of Certain Beneficial Owners,” and “Executive Compensation.” That information is incorporated into this item by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Items in response to this Item 13 can be found in the Company’s 2018 Proxy Statement under “Code of Conduct and Ethics and Review, Approval or Ratification of Transactions with Related Persons.” That information is incorporated into this item by reference.
Item 14.    Principal Accountant Fees and Services
Items in response to this Item 14 can be found in the Company’s 2018 Proxy Statement under “Audit Committee Report.” That information is incorporated into this item by reference.

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

Exhibit	Description	Method of Filing
3.1	Form of Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of March 14, 2014, (File No. 1-3754), incorporated herein by reference.
3.2	Ally Financial Inc. Amended and Restated Bylaws	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of March 22, 2016, (File No. 1-3754), incorporated herein by reference.
4.1	Form of Indenture dated as of July 1, 1982, between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115, incorporated herein by reference.
4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653, incorporated herein by reference.
4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236, incorporated herein by reference.
4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183, incorporated herein by reference.
4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705, incorporated herein by reference.
4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463, incorporated herein by reference.
4.2	Form of Indenture dated as of September 24, 1996, between the Company and The Chase Manhattan Bank, Trustee, relating to Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023, incorporated herein by reference.
4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207, incorporated herein by reference.
4.2.2	Form of Second Supplemental Indenture dated as of June 20, 2006, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company’s Registration Statement No. 333-136021, incorporated herein by reference.
4.2.3	Form of Third Supplemental Indenture dated as of August 24, 2012, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4.1.3 to the Company’s Registration Statement No. 333-183535, incorporated herein by reference.
4.2.4	Form of Fourth Supplemental Indenture dated as of August 24, 2012, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4.1.4 to the Company’s Registration Statement No. 333-183535, incorporated herein by reference.
4.3	Form of Indenture dated as of October 15, 1985, between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057, incorporated herein by reference.
4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661, incorporated herein by reference.
4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717, incorporated herein by reference.
4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059, incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057, incorporated herein by reference.
4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596, incorporated herein by reference.
4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431, incorporated herein by reference.
4.3.7	Form of Seventh Supplemental Indenture dated as of June 9, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431, incorporated herein by reference.
4.3.8	Form of Eighth Supplemental Indenture dated as of January 4, 2012, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4.1.8 to the Company’s Registration Statement No. 333-178919, incorporated herein by reference.
4.4	Form of Indenture dated as of December 1, 1993, between the Company and Citibank, N.A., Trustee, relating to Medium Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 33-51381, incorporated herein by reference.
4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-59551, incorporated herein by reference.
4.5	Indenture, dated as of December 31, 2008, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.
4.6	Amended and Restated Indenture, dated March 1, 2011, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.7	Form of Guarantee Agreement related to Ally Financial Inc. Senior Unsecured Guaranteed Notes	Filed as Exhibit 4.10 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.8	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.8 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.9	Form of Floating Rate Senior Unsecured Note	Filed as Exhibit 4.9 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.10	Form of Subordinated Indenture to be entered into between the Company and The Bank of New York Mellon, as Trustee	Filed as Exhibit 4.11 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.11	Form of Subordinated Note	Included in Exhibit 4.10.
4.12
Second Amended and Restated Declaration of Trust by and between the trustees of each series of GMAC Capital Trust I, Ally Financial Inc., as Sponsor, and by the holders, from time to time, of undivided beneficial interests in the relevant series of GMAC Capital Trust I, dated as of March 1, 2011
Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.13	Series 2 Trust Preferred Securities Guarantee Agreement between Ally Financial Inc. and The Bank of New York Mellon, dated as of March 1, 2011	Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.14	Indenture, dated as of November 20, 2015, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 20, 2015, (File No. 1-3754), incorporated herein by reference
4.15	Form of Subordinated Note	Included in Exhibit 4.14
10.1	Form of Ally Financial Inc. 2018 Executive Performance Plan	Filed herewith.
10.2	Form of Ally Financial Inc. 2017 Incentive Compensation Plan	Filed herewith.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
10.3	Form of Ally Financial Inc. Employee Stock Purchase Plan	Filed as Exhibit 3.7 to the Company's Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754), incorporated herein by reference.
10.4	Form of Ally Financial Inc. 2017 Non-Employee Directors Equity Compensation Plan	Filed herewith.
10.5	Ally Financial Inc. Severance Plan, Plan Document and Summary Plan Description, as amended	Filed as Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2015, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.5.1	Amendment no. 1 to the Ally Financial Inc. Severance Plan Document and Summary Plan Description	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of December 29, 2017 (File No. 1-3754), incorporated herein by reference.
10.6	Ally Financial Inc. Non-Employee Directors Deferred Compensation Plan	Filed herewith.
10.7	Form of Award Agreement related to the issuance of Performance Stock Units	Filed herewith.
10.8	Form of Award Agreement related to the issuance of Restricted Stock Units	Filed herewith.
10.9	Form of Award Agreement related to the issuance of Key Contributor Stock Units	Filed herewith.
10.10	Form of Award Agreement related to the issuance of an Ally Leader Equity Participation Award	Filed as Exhibit 10.10 to the Company’s Annual Report for the period ended December 31, 2016, on Form 10-K (File No. 1-03754), incorporated herein by reference.
10.11	Form of Award Agreement related to the issuance of Restricted Stock Awards	Filed herewith.
10.12	Consent Order, dated December 23, 2013 (Department of Justice)	Filed as Exhibit 10.34 to the Company’s Annual Report for the period ended December 31, 2013, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.13	Consent Order, dated December 19, 2013 (Consumer Financial Protection Bureau)	Filed as Exhibit 10.35 to the Company’s Annual Report for the period ended December 31, 2013, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.14	Stipulation and Consent to the Issuance of a Consent Order, dated December 19, 2013 (Consumer Financial Protection Bureau)	Filed as Exhibit 10.36 to the Company’s Annual Report for the period ended December 31, 2013, on Form 10-K (File No. 1-3754), incorporated herein by reference.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
21	Ally Financial Inc. Subsidiaries as of December 31, 2017	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
101
The following information from our 2017 Annual Report on Form 10-K, formatted in eXtensible Business Reporting Language: (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Changes in Equity, (v) Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
Filed herewith.
Item 16.    Form 10-K Summary
None.

Signatures
Ally Financial Inc. • Form 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of February, 2018.

Ally Financial Inc.
(Registrant)

/S/ JEFFREY J. BROWN
Jeffrey J. Brown
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 21st day of February, 2018.

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