Form 10-Q
period 2018-03-31
Ally Financial Inc.
filed 2018-05-07
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018, or

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
Yes ☐                    No ☑
At May 3, 2018, the number of shares outstanding of the Registrant’s common stock was 430,028,556 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions)	2018	2017
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,543	$1,368
Interest and dividends on investment securities and other earning assets	176	134
Interest on cash and cash equivalents	15	5
Operating leases	382	543
Total financing revenue and other interest income	2,116	2,050
Interest expense
Interest on deposits	351	231
Interest on short-term borrowings	32	27
Interest on long-term debt	411	424
Total interest expense	794	682
Net depreciation expense on operating lease assets	273	389
Net financing revenue and other interest income	1,049	979
Other revenue
Insurance premiums and service revenue earned	256	241
Gain on mortgage and automotive loans, net	1	14
Other (loss) gain on investments, net	(12)	27
Other income, net of losses	109	114
Total other revenue	354	396
Total net revenue	1,403	1,375
Provision for loan losses	261	271
Noninterest expense
Compensation and benefits expense	306	285
Insurance losses and loss adjustment expenses	63	88
Other operating expenses	445	405
Total noninterest expense	814	778
Income from continuing operations before income tax expense	328	326
Income tax expense from continuing operations	76	113
Net income from continuing operations	252	213
(Loss) income from discontinued operations, net of tax	(2)	1
Net income	250	214
Other comprehensive (loss) income, net of tax	(328)	20
Comprehensive (loss) income	$(78)	$234
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
(in dollars) (a)	2018	2017
Basic earnings per common share
Net income from continuing operations	$0.58	$0.46
Loss from discontinued operations, net of tax	(0.01)	—
Net income	$0.57	$0.46
Diluted earnings per common share
Net income from continuing operations	$0.57	$0.46
Loss from discontinued operations, net of tax	(0.01)	—
Net income	$0.57	$0.46
Cash dividends declared per common share	$0.13	$0.08

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 16 for additional earnings per share information. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents
Noninterest-bearing	$768	$844
Interest-bearing	2,953	3,408
Total cash and cash equivalents	3,721	4,252
Equity securities	680	518
Available-for-sale securities (refer to Note 6 for discussion of investment securities pledged as collateral)	22,726	22,303
Held-to-maturity securities (fair value of $1,895 and $1,865)	1,967	1,899
Loans held-for-sale, net	126	108
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	125,327	122,893
Allowance for loan losses	(1,278)	(1,276)
Total finance receivables and loans, net	124,049	121,617
Investment in operating leases, net	8,530	8,741
Premiums receivable and other insurance assets	2,197	2,047
Other assets	6,025	5,663
Total assets	$170,021	$167,148
Liabilities
Deposit liabilities
Noninterest-bearing	$122	$108
Interest-bearing	97,324	93,148
Total deposit liabilities	97,446	93,256
Short-term borrowings	9,564	11,413
Long-term debt	45,076	44,226
Interest payable	494	375
Unearned insurance premiums and service revenue	2,904	2,604
Accrued expenses and other liabilities	1,455	1,780
Total liabilities	156,939	153,654
Contingencies (refer to Note 24)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 491,993,371 and 489,883,553; and outstanding 432,690,882 and 437,053,936)	21,273	21,245
Accumulated deficit	(6,318)	(6,406)
Accumulated other comprehensive loss	(578)	(235)
Treasury stock, at cost (59,302,489 and 52,829,617 shares)	(1,295)	(1,110)
Total equity	13,082	13,494
Total liabilities and equity	$170,021	$167,148
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

($ in millions)	March 31, 2018	December 31, 2017
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$19,080	$20,623
Allowance for loan losses	(142)	(136)
Total finance receivables and loans, net	18,938	20,487
Investment in operating leases, net	337	444
Other assets	785	689
Total assets	$20,060	$21,620
Liabilities
Long-term debt	$11,710	$10,197
Accrued expenses and other liabilities	12	9
Total liabilities	$11,722	$10,206
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2017	$21,166	$(7,151)	$(341)	$(357)	$13,317
Net income		214			214
Share-based compensation	21				21
Other comprehensive income			20		20
Common stock repurchases				(169)	(169)
Common stock dividends ($0.08 per share)		(38)			(38)
Balance at March 31, 2017	$21,187	$(6,975)	$(321)	$(526)	$13,365
Balance at January 1, 2018, before cumulative effect of adjustments	$21,245	$(6,406)	$(235)	$(1,110)	$13,494
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2014-09		(126)			(126)
Adoption of Accounting Standards Update 2016-01		(20)	27		7
Adoption of Accounting Standards Update 2018-02		42	(42)		—
Balance at January 1, 2018, after cumulative effect of adjustments	21,245	(6,510)	(250)	(1,110)	13,375
Net income		250			250
Share-based compensation	28				28
Other comprehensive loss			(328)		(328)
Common stock repurchases				(185)	(185)
Common stock dividends ($0.13 per share)		(58)			(58)
Balance at March 31, 2018	$21,273	$(6,318)	$(578)	$(1,295)	$13,082

(a)	Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2018	2017
Operating activities
Net income	$250	$214
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	434	534
Provision for loan losses	261	271
Gain on mortgage and automotive loans, net	(1)	(14)
Other loss (gain) on investments, net	12	(27)
Originations and purchases of loans held-for-sale	(248)	(21)
Proceeds from sales and repayments of loans held-for-sale	230	20
Net change in
Deferred income taxes	83	91
Interest payable	120	31
Other assets	29	60
Other liabilities	(106)	(20)
Other, net	33	36
Net cash provided by operating activities	1,097	1,175
Investing activities
Purchases of equity securities	(374)	(137)
Proceeds from sales of equity securities	220	314
Purchases of available-for-sale securities	(2,360)	(2,696)
Proceeds from sales of available-for-sale securities	328	731
Proceeds from repayments of available-for-sale securities	795	589
Purchases of held-to-maturity securities	(155)	(215)
Proceeds from repayments of held-to-maturity securities	35	5
Purchases of finance receivables and loans held-for-investment	(1,497)	(405)
Proceeds from sales of finance receivables and loans initially held-for-investment	—	1,164
Originations and repayments of finance receivables and loans held-for-investment and other, net	(1,300)	(1,174)
Purchases of operating lease assets	(969)	(893)
Disposals of operating lease assets	976	1,545
Net change in nonmarketable equity investments	(19)	213
Other, net	(82)	(56)
Net cash used in investing activities	(4,402)	(1,015)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2018	2017
Financing activities
Net change in short-term borrowings	(1,848)	(4,303)
Net increase in deposits	4,173	5,451
Proceeds from issuance of long-term debt	6,665	4,488
Repayments of long-term debt	(5,771)	(7,573)
Repurchase of common stock	(185)	(169)
Dividends paid	(58)	(38)
Net cash provided by (used in) financing activities	2,976	(2,144)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	(2)	—
Net decrease in cash and cash equivalents and restricted cash	(331)	(1,984)
Cash and cash equivalents and restricted cash at beginning of year	5,269	7,881
Cash and cash equivalents and restricted cash at March 31,	$4,938	$5,897
Supplemental disclosures
Cash paid for
Interest	$667	$648
Income taxes	5	2
Noncash items
Held-to-maturity securities received in consideration for loans sold	—	56
Finance receivables and loans transferred to loans held-for-sale	—	1,213
Other disclosures
Proceeds from repayments of mortgage loans held-for-investment originally designated as held-for-sale	11	8
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

March 31, ($ in millions)	2018	2017
Cash and cash equivalents as disclosed on the Condensed Consolidated Balance Sheet	$3,721	$4,302
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	1,217	1,595
Total cash and cash equivalents and restricted cash as disclosed in the Condensed Consolidated Statement of Cash Flows	$4,938	$5,897

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 11 for additional details describing the nature of restricted cash balances.
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
The Condensed Consolidated Financial Statements at March 31, 2018, and for the three months ended March 31, 2018, and 2017, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed on February 21, 2018, with the U.S. Securities and Exchange Commission (SEC).
Significant Accounting Policies
Investments
Our investment portfolio includes various debt and equity securities. Our debt securities include government securities, corporate bonds, asset-backed securities (ABS), and mortgage-backed securities (MBS). Debt securities are classified based on management’s intent to sell or hold the security. We classify debt securities as held-to-maturity only when we have both the intent and ability to hold the securities to maturity. We classify debt securities as trading when the securities are acquired for the purpose of selling or holding them for a short period of time. Debt securities not classified as either held-to-maturity or trading are classified as available-for-sale.
Our portfolio includes debt securities classified as available-for-sale and held-to-maturity. Our available-for-sale debt securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive loss and are subject to impairment. Our held-to-maturity debt securities are carried at amortized cost and are subject to impairment.
We assess our debt securities for potential other-than-temporary impairment. We employ a methodology that considers available evidence in evaluating potential other-than-temporary impairment of our debt securities classified as available-for-sale and held-to-maturity. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value. We also evaluate the financial health of and business outlook for the issuer, the performance of the underlying assets for interests in securitized assets, and, for debt securities classified as available-for-sale, our intent and ability to hold the investment through recovery of its amortized cost basis.
Once a decline in fair value of a debt security is determined to be other-than-temporary, an impairment charge for the credit component is recorded to other gain (loss) on investments, net, in our Condensed Consolidated Statement of Comprehensive Income, and a new cost basis in the investment is established. The noncredit loss component of an available-for-sale debt security continues to be recorded in other comprehensive (loss) income when we do not intend to sell the security and it is not more likely than not that we will have to sell the security prior to the security’s anticipated recovery. Both the credit and noncredit loss components are recorded in earnings when we intend to sell the security or it is more likely than not that we will have to sell the security prior to the security’s anticipated recovery. Subsequent increases and decreases to the fair value of available-for-sale debt securities are included in other comprehensive (loss) income, so long as they are not attributable to another other-than-temporary impairment.
We amortize premiums and discounts on debt securities as an adjustment to investment yield generally over the stated maturity of the security. For ABS and MBS where prepayments can be reasonably estimated, amortization is adjusted for expected prepayments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Our investment in equity securities includes securities that are recognized at fair value with changes in the market value recorded in earnings, and equity securities that are recognized using other measurement principles.
Effective January 1, 2018, equity securities that are publicly traded and have a readily determinable fair value, as well as certain investments that do not have a readily determinable fair value and are not eligible to be recognized using other measurement principles, are recorded at fair value with changes in fair value recorded in earnings and reported in other gain (loss) on investments, net in our Condensed Consolidated Statement of Comprehensive Income. These investments, which are primarily attributable to the investment portfolio of our Insurance operations, are included in equity securities on our Condensed Consolidated Balance Sheet. Refer to Note 6 for further information on our equity securities that have a readily determinable market value.
Our equity securities recognized using other measurement principles include investments in Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock held to meet regulatory requirements, equity investments related to low income housing tax credits and the Community Reinvestment Act (CRA), which are not publicly traded and do not have a readily determinable fair value, and other equity investments that are not publicly traded and do not have a readily determinable fair value. Our low income housing tax credit investments are accounted for using the proportional amortization method of accounting for qualified affordable housing investments. Our obligations related to unfunded commitments for our low income housing tax credit investments are included in other liabilities. The majority of our CRA investments are accounted for using the equity method of accounting. Our investments in low income housing tax credits and CRA investments are included in other assets on our Condensed Consolidated Balance Sheet. Our investments in FHLB and FRB stock are carried at cost. Our remaining investments in equity securities are recorded at cost, less impairment and adjusted for observable price differences under the measurement alternative provided under GAAP. These investments, along with our investments in FHLB and FRB stock, are included in nonmarketable equity investments in other assets on our Condensed Consolidated Balance Sheet. As conditions warrant, we review these investments for impairment and adjust the carrying value of the investment if it is deemed to be impaired. Investments recorded under the measurement alternative are also reviewed at each reporting period to determine if any adjustments are required for observable price changes in identical or similar securities.
Realized gains and losses on the sale of securities are determined using the specific identification method and are reported in other gain (loss) on investments, net in our Condensed Consolidated Statement of Comprehensive Income.
Derivative Instruments and Hedging Activities
We use derivative instruments primarily for risk management purposes. We do not use derivative instruments for speculative purposes. Certain of our derivative instruments are designated as accounting hedges in qualifying relationships, whereas other derivative instruments have not been designated as accounting hedges. In accordance with applicable accounting standards, all derivative instruments, whether designated for hedge accounting or not, are required to be recorded on the balance sheet as assets or liabilities and measured at fair value. We have elected to report the fair value of derivative assets and liabilities on a gross basis—including the fair value for the right to reclaim cash collateral or the obligation to return cash collateral—arising from instruments executed with the same counterparty under a master netting arrangement where we do not have the intent to offset. For additional information on derivative instruments and hedging activities, refer to Note 18.
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
Changes in the fair value of derivative instruments qualifying as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. For qualifying cash flow hedges, the changes in fair value of the derivative financial instruments are recorded in accumulated other comprehensive loss and recognized in the income statement when the hedged cash flows affect earnings. For a qualifying net investment hedge, the gain or loss is reported in accumulated other comprehensive loss as part of the cumulative translation adjustment.
Hedge accounting treatment is no longer applied if a derivative financial instrument is terminated, or if the hedge designation is removed or assessed to be no longer highly effective. For terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the hedged asset or liability and are recognized into income over the remaining life of the asset or liability. For terminated cash flow hedges, unless it is probable that the forecasted cash flows will not occur within a specified period, any changes in fair value of the derivative financial instrument previously recognized remain in accumulated other comprehensive loss, and are reclassified into earnings in the same period that the hedged cash flows affect earnings. Any previously recognized gain or loss for a net investment hedge continues to remain in accumulated other comprehensive loss until earnings are impacted by sale or liquidation of the associated foreign operation. In all instances, after hedge accounting is no longer applied, any subsequent changes in fair value of the derivative instrument will be recorded into earnings.
Changes in the fair value of derivative financial instruments held for risk management purposes that are not designated as accounting hedges under GAAP are reported in current period earnings.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Income Taxes
In calculating the provision for interim income taxes, in accordance with Accounting Standards Codification (ASC) 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. This method differs from that described in Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K, which describes our annual significant income tax accounting policy and related methodology.
Refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K regarding additional significant accounting policies.
Recently Adopted Accounting Standards
Statement of Cash Flows — Restricted Cash (ASU 2016-18)
As of December 31, 2017, we elected to early-adopt Accounting Standards Update (ASU) 2016-18. The amendments in this update require that amounts classified as restricted cash and restricted cash equivalents be included within the beginning-of-period and end-of-period amounts along with cash and cash equivalents on the statement of cash flows. The amendments were applied retrospectively to all periods presented within the statement of cash flows. The implementation of this guidance resulted in a change in presentation of our Condensed Consolidated Statement of Cash Flows and additional disclosures surrounding restricted cash balances, but did not result in a change to our Condensed Consolidated Statement of Comprehensive Income or Condensed Consolidated Balance Sheet.
Revenue from Contracts with Customers (ASU 2014-09)
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09. The purpose of this guidance is to streamline and consolidate existing revenue recognition principles in GAAP and to converge revenue recognition principles with International Financial Reporting Standards. The core principle of the amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the core principle, guidance on the accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. The FASB issued several additional ASUs to clarify guidance and provide implementation support for ASU 2014-09. The clarifying guidance elaborates on the key concepts within ASU 2014-09 and clarifies how those concepts interact with other GAAP requirements. On January 1, 2018, we adopted ASU 2014-09 and all subsequent ASUs that modified ASU 2014-09 (collectively, the amendments to the revenue recognition principles), which have been codified in ASC 606, Revenue from Contracts with Customers, and ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, respectively. We elected to adopt this guidance using the modified retrospective approach applied to all contracts with customers that were not completed as of January 1, 2018. The adoption of the amendments resulted in a reduction to our opening retained earnings of approximately $126 million, net of income taxes. Refer to Note 2 for further details.
Financial Instruments — Recognition and Measurement of Financial Assets (ASU 2016-01)
As of January 1, 2018, we adopted ASU 2016-01. The amendments in this update modify the requirements related to the measurement of certain financial instruments in the statement of financial condition and results of operations. The FASB subsequently issued ASU 2018-03 to clarify guidance and provide implementation support for ASU 2016-01, which we elected to early-adopt as of January 1, 2018, to align with the adoption of ASU 2016-01. For equity investments (other than investments accounted for using the equity method), entities must measure such instruments at fair value with changes in fair value recognized in net income. Changes in fair value for equity securities are no longer recognized through other comprehensive (loss) income, which creates additional volatility in our Condensed Consolidated Statement of Comprehensive Income. Reporting entities may continue to elect to measure certain equity investments that do not have a readily determinable fair value at cost with adjustments for impairment and observable changes in price. In addition, for a liability (other than a derivative liability) that an entity measures at fair value, any change in fair value related to the instrument-specific credit risk, that is the entity’s own-credit, should be presented separately in other comprehensive (loss) income and not as a component of net income. We adopted these amendments, as required, on a modified retrospective basis with a cumulative effect adjustment as of the beginning of the fiscal year of initial adoption. The adoption of the amendments resulted in a reduction to our opening retained earnings of approximately $20 million, net of income taxes.
Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)
As of January 1, 2018, we elected to early-adopt ASU 2017-12. The amendments in this update enhance the financial reporting of hedging relationships to better align hedge accounting with an entity’s risk management activities. This update also makes certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP and better portrays economic results through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. We adopted the amendments to all cash flow and net investment hedge relationships that existed on the date of adoption using a modified retrospective approach. No cumulative effect adjustment to our opening retained earnings was required as a result of the adoption. The presentation and disclosure requirements included in this update were adopted prospectively. Refer to Note 18 for further details.
Accumulated Other Comprehensive Income — Reclassification of Certain Tax Effects (ASU 2018-02)
In February 2018, the FASB issued ASU 2018-02. The amendments in this update provide guidance concerning the treatment of the impact of income tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the Tax Act) on items included in accumulated other comprehensive income. Our policy is to use the portfolio method with respect to reclassification of stranded income tax effects in

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

accumulated other comprehensive loss. The amendments in ASU 2018-02 provide entities an election to reclassify the income tax effect of the Tax Act from accumulated other comprehensive income to retained earnings. We elected to early-adopt this standard as of January 1, 2018, and reclassified the effect of the change in the federal corporate income tax rate on items included in accumulated other comprehensive loss. This election resulted in a reclassification of $42 million from accumulated other comprehensive loss to retained earnings.
Recently Issued Accounting Standards
Leases (ASU 2016-02)
In February 2016, the FASB issued ASU 2016-02. The amendments in this update primarily replace the existing accounting requirements for operating leases for lessees. Lessee accounting requirements for finance leases and lessor accounting requirements for operating leases and sales type and direct financing leases (sales type and direct financing leases were both previously referred to as capital leases) are largely unchanged. The amendments require the lessee of an operating lease to record a balance sheet gross-up upon lease commencement by recognizing a right-of-use asset and lease liability equal to the present value of the lease payments. The right-of-use asset and lease liability should be derecognized in a manner that effectively yields a straight line lease expense over the lease term. In addition to the changes to the lessee operating lease accounting requirements, the amendments also change the types of costs that can be capitalized related to a lease agreement for both lessees and lessors for all types of leases. The amendments also require additional disclosures for all lease types for both lessees and lessors. The amendments are effective on January 1, 2019, with early adoption permitted. The amendments must be applied on a modified retrospective basis with a cumulative adjustment to the beginning of the earliest fiscal year presented in the financial statements in the period of adoption. Upon adoption, we expect to record a balance sheet gross-up, reflecting our right-of-use asset and lease liability for our operating leases where we are the lessee (for example, our facility leases). While we are currently reviewing our operating lease contracts where we are the lessee to determine the impact of the gross-up and the changes to capitalizable costs, as well as reviewing our leases where we are the lessor to determine the impact of the changes to capitalizable costs, we do not anticipate the adoption of these amendments will have a material impact to our financial statements. We currently plan to adopt these amendments on January 1, 2019, and expect to use the modified retrospective approach as required.
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
2.    Revenue from Contracts with Customers
On January 1, 2018, we adopted the amendments to the revenue recognition principles using the modified retrospective approach applied to contracts with customers outstanding as of the date of adoption. Results for reporting periods beginning after January 1, 2018, are presented in accordance with the amendments to the revenue recognition principles, while prior period amounts have not been adjusted and continue to be presented in accordance with the accounting standards in effect for those periods. Refer to Note 1 for additional information.
Our primary revenue sources, which include financing revenue and other interest income, are addressed by other GAAP and are not in the scope of the amendments to the revenue recognition principles. As part of our Insurance operations, we recognize revenue from insurance contracts, which are addressed by other GAAP and are not included in the scope of the amendments to the revenue recognition principles. Certain noninsurance contracts within our Insurance operations, including vehicle service contracts (VSCs), guaranteed asset protection (GAP) contracts, and vehicle maintenance contracts (VMCs), are included in the scope of the amendments to the revenue recognition

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

principles. Under the previous guidance, a portion of revenue earned on noninsurance contracts was recognized at contract inception, while the remainder was recognized over the contract term on a basis proportionate to the anticipated cost emergence. In addition, dealer and sales commissions incurred to obtain a noninsurance contract were recognized as expense when incurred, and certain direct-response advertising costs were deferred and recognized as expense over the term of the contract. Upon adoption of the amendments to the revenue recognition principles, all revenue associated with noninsurance contracts is recognized over the contract term on a basis proportionate to the anticipated cost emergence. Further, commissions and sales expense incurred to obtain these contracts are capitalized and recognized as expense over the contract term, and all advertising costs are recognized as expense when incurred.
The following table presents the impact to our Condensed Consolidated Balance Sheet as of January 1, 2018, as a result of adopting the amendments to the revenue recognition principles.

($ in millions)	As reported, December 31, 2017	Adjustment related to adoption	As adjusted, January 1, 2018
Assets
Premiums receivable and other insurance assets	$2,047	$122	$2,169
Other assets	5,663	41	5,704
Total assets	$167,148	$163	$167,311
Liabilities
Unearned insurance premiums and service revenue	$2,604	$289	$2,893
Total liabilities	153,654	289	153,943
Equity
Accumulated deficit	(6,406)	(126)	(6,532)
Total equity	13,494	(126)	13,368
Total liabilities and equity	$167,148	$163	$167,311
The following tables present the impact of adopting the amendments to the revenue recognition principles to our Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Balance Sheet.

	Three months ended March 31, 2018
($ in millions)	As reported	Effect of adoption
Other revenue
Insurance premiums and service revenue earned	$256	$(6)
Total other revenue	354	(6)
Total net revenue	1,403	(6)
Noninterest expense
Compensation and benefits expense	306	(1)
Other operating expenses	445	(2)
Total noninterest expense	814	(3)
Income from continuing operations before income tax expense	328	(3)
Income tax expense from continuing operations	76	(1)
Net income from continuing operations	252	(2)
Net income	250	(2)
Comprehensive loss	$(78)	$(2)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

March 31, 2018 ($ in millions)	As reported	Effect of adoption
Assets
Premiums receivable and other insurance assets	$2,197	$125
Other assets	6,025	42
Total assets	170,021	167
Liabilities
Unearned insurance premiums and service revenue	$2,904	$295
Total liabilities	156,939	295
Equity
Accumulated deficit	(6,318)	(128)
Total equity	13,082	(128)
Total liabilities and equity	$170,021	$167
The following is a description of our primary revenue sources that are derived from contracts with customers. As a result of the adoption of the amendments to the revenue recognition principles, our only revenue source for which the recognition pattern was affected was that of noninsurance contracts, as described in this note. Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to our customers, and in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. For information regarding our revenue recognition policies outside the scope of the amendments to the revenue recognition principles of ASC 606, Revenue from Contracts with Customers, refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.

•
Noninsurance contracts — We sell VSCs that offer owners mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle limited warranty. We sell GAP contracts that protect the customer against having to pay certain amounts to a lender above the fair market value of their vehicle if the vehicle is damaged and declared a total loss or stolen. We also sell VMCs that provide coverage for certain agreed-upon services, such as oil changes and tire rotations, over the coverage period. We receive payment in full at the inception of each of these contracts. Our performance obligation for these contracts is satisfied over the term of the contract and we recognize revenue over the contract term on a basis proportionate to the anticipated cost emergence, as we believe this is the most appropriate method to measure progress towards satisfaction of the performance obligation. Upon adoption of the amendments to the revenue recognition principles, unearned revenue of $289 million was recognized as a component of unearned insurance premiums and service revenue on our Condensed Consolidated Balance Sheet associated with outstanding contracts at January 1, 2018, and $22 million of this balance was recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended March 31, 2018. At March 31, 2018, we had unearned revenue of $2.5 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $568 million during the remainder of 2018, $643 million in 2019, $528 million in 2020, $378 million in 2021, and $389 million thereafter. The incremental costs to obtain these contracts are initially deferred and recorded as a component of premiums receivable and other insurance assets on our Condensed Consolidated Balance Sheet. These deferred costs are amortized as an expense over the term of the related contract commensurate with how the related revenue is recognized, and are included in compensation and benefits and other operating expenses in our Condensed Consolidated Statement of Comprehensive Income. We had deferred insurance assets of $1.4 billion at March 31, 2018, and recognized $103 million of expense during the three months ended March 31, 2018.

•
Sale of off-lease vehicles — When a customer’s vehicle lease matures, the customer has the option of purchasing or returning the vehicle. If the vehicle is returned to us, we obtain possession with the intent to sell through SmartAuction—our online auction platform, our dealer channel, or through various other physical auctions. Our performance obligation is satisfied and the remarketing gain or loss is recognized when control of the vehicle has passed to the buyer, which coincides with the sale date. Our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income.

•
Remarketing fee income — In addition to using SmartAuction as a remarketing channel for our returned lease vehicles, we maintain the internet auction site and administer the auction process for third-party use. We earn a service fee from dealers for every third-party vehicle sold through SmartAuction. Our performance obligation is to provide the online marketplace for used vehicle transactions to be consummated. This obligation is satisfied and revenue is recognized when control of the vehicle has passed to the buyer, which coincides with the sale date. This revenue is recorded as remarketing fees within other income in our Condensed Consolidated Statement of Comprehensive Income.

•
Brokerage commissions and other revenues through Ally Invest — We charge fees to customers related to their use of certain services on our Ally Invest digital wealth management and online brokerage platform. These fees include commissions on customer-directed trades, account service fees, account management fees on professional portfolio management services,

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

subscriptions for market data feeds, and other ancillary fees. Commissions on customer-directed trades and account service fees are based on published fee schedules and are generated from a customer option to purchase the services offered under the contract. These options do not represent a material right and are only considered a contract when the customer executes their option to purchase these services. Based on this, the term of the contract does not extend beyond services provided, and as such revenue is recognized upon the completion of our performance obligation, which we view as the successful execution of the trade or service. Revenue on professional portfolio management services is calculated monthly based upon a fixed percentage of the client’s assets under management. Due to the fact that this revenue stream is composed of variable consideration that is based on factors outside of our control, we have deemed this revenue as constrained and we are unable to estimate the initial transaction price at the inception of the contract. We have elected to use the practical expedient under GAAP to recognize revenue monthly based on the amount we are able to invoice the customer. Subscriptions for market data feeds are based on published fee schedules, and our performance obligation for these contracts is satisfied over the term of the contract, which does not exceed 12 months. We receive payment in full at contract inception and recognize revenue over the related contract term on a straight-line basis, as we believe this is the most appropriate method to measure progress towards satisfaction of the performance obligation. We also earn revenue from a fee-sharing agreement with our clearing broker related to the interest income the clearing broker earns on customer cash balances and margin loans made to our customers. Ally concluded the initial transaction price is exclusively variable consideration and, based on the nature of our performance obligation to allow the clearing broker to collect interest income from cash deposits and customer loans from our customers, we are unable to determine the amount of revenue to be recognized until the total customer cash balance or the total interest income recognized on margin loans has been determined, which occurs monthly. These revenue streams are recorded as other income in our Condensed Consolidated Statement of Comprehensive Income.

•
Brokered/agent commissions through Insurance operations — We have agreements with third parties to offer various vehicle protection products to consumers. We also have agreements with third-party insurers to offer various insurance coverages to dealers. Our performance obligation for these arrangements is satisfied when a customer or dealer has purchased a vehicle protection product or an insurance policy through the third-party provider. In determining the initial transaction price for these agreements, we noted that revenue on brokered/agent commissions is based on the volume of vehicle protection product contracts sold or a percentage of insurance premium written, which is not known to Ally at the inception of the agreements with these third-party providers. As such, we believe the initial transaction price is exclusively variable consideration and, based on the nature of the performance obligation, we are unable to determine the amount of revenue we will record until the customer purchases a vehicle protection product or a dealer purchases an insurance policy from the third-party provider. Once Ally is notified of vehicle protection product sales or insurance policies issued by the third-party providers, we record the commission earned as insurance premiums and service revenues earned in our Condensed Consolidated Statement of Comprehensive Income.

•
Deposit account and other banking fees — We charge depositors various account service fees including those for outgoing wires, excessive transactions, overdrafts, stop payments, and returned deposits. These fees are generated from a customer option to purchase services offered under the contract. These options do not represent a material right and are only considered a contract in accordance with the amendments to the revenue recognition principles when the customer exercises their option to purchase these account services. Based on this, the term for our contracts with customers is considered day-to-day, and the contract does not extend beyond the services already provided. Revenue derived from deposit account fees is recorded at the point in time we perform the requested service, and is recorded as other income in our Condensed Consolidated Statement of Comprehensive Income. As a debit card issuer, we also generate interchange fee income from merchants during debit card transactions and incur certain corresponding charges from merchant card networks. Our performance obligation is satisfied when we have initiated the payment of funds from a customer’s account to a merchant through our contractual agreements with the merchant card networks. Interchange fees are reported on a net basis as other income in our Condensed Consolidated Statement of Comprehensive Income, and reflect interchange fee income of $3 million and interchange expenses of $3 million for the three months ended March 31, 2018.

•
Other revenue — Other revenue primarily includes service revenue related to various account management functions, fee income derived from third-party loans arranged through Clearlane—our online automotive lender exchange, and revenue associated with licensing and marketing from the Ally CashBack Credit Card—our co-branded credit card. These revenue streams are recorded as other income in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents a disaggregated view of our revenue from contracts with customers included in other revenue that falls within the scope of the amendments to the revenue recognition principles.

Three months ended March 31, 2018 ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
Revenue from contracts with customers
Noninsurance contracts	$—	$123	$—	$—	$—	$123
Remarketing fee income	23	—	—	—	—	23
Brokerage commissions and other revenue	—	—	—	—	16	16
Brokered/agent commissions	—	4	—	—	—	4
Deposit account and other banking fees	—	—	—	—	3	3
Other	2	1	—	—	—	3
Total revenue from contracts with customers	25	128	—	—	19	172
All other revenue	41	118	1	8	14	182
Total other revenue (a)	$66	$246	$1	$8	$33	$354

(a)	Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized $18 million of gain on the sale of off-lease vehicles through depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income during the three months ended March 31, 2018.
3.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended March 31,
($ in millions)	2018	2017
Late charges and other administrative fees	$29	$27
Remarketing fees	23	29
Servicing fees	8	16
Income from equity-method investments	6	—
Other, net	43	42
Total other income, net of losses	$109	$114

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

4.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2018	2017
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$140	$149
Less: Reinsurance recoverable	108	108
Net reserves for insurance losses and loss adjustment expenses at January 1,	32	41
Net insurance losses and loss adjustment expenses incurred related to:
Current year	60	89
Prior years (a)	3	(1)
Total net insurance losses and loss adjustment expenses incurred	63	88
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(31)	(45)
Prior years	(19)	(23)
Total net insurance losses and loss adjustment expenses paid or payable	(50)	(68)
Foreign exchange and other	—	2
Net reserves for insurance losses and loss adjustment expenses at March 31,	45	63
Plus: Reinsurance recoverable	112	112
Total gross reserves for insurance losses and loss adjustment expenses at March 31,	$157	$175

(a)	There have been no material adverse changes to the reserve for prior years.
5.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended March 31,
($ in millions)	2018	2017
Insurance commissions	$110	$99
Technology and communications	71	69
Lease and loan administration	42	36
Advertising and marketing	39	30
Vehicle remarketing and repossession	32	28
Professional services	32	26
Regulatory and licensing fees	30	27
Premises and equipment depreciation	20	22
Occupancy	11	12
Non-income taxes	8	8
Amortization of intangible assets	3	3
Other	47	45
Total other operating expenses	$445	$405

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

6.    Investment Securities
Our portfolio of securities includes bonds, equity securities, asset-backed securities, commercial and residential mortgage-backed securities, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale and held-to-maturity investment securities were as follows.

	March 31, 2018				December 31, 2017
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury	$1,855	$—	$(86)	$1,769	$1,831	$—	$(54)	$1,777
U.S. States and political subdivisions	845	5	(19)	831	850	11	(7)	854
Foreign government	150	1	(2)	149	153	2	(1)	154
Agency mortgage-backed residential	15,316	4	(437)	14,883	14,412	35	(156)	14,291
Mortgage-backed residential	2,456	3	(75)	2,384	2,517	11	(34)	2,494
Mortgage-backed commercial	582	1	(3)	580	541	1	(1)	541
Asset-backed	901	2	(3)	900	933	4	(1)	936
Corporate debt	1,263	1	(34)	1,230	1,262	5	(11)	1,256
Total available-for-sale securities (a) (b) (c)	$23,368	$17	$(659)	22,726	$22,499	$69	$(265)	$22,303
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential (d)	$1,936	$—	$(72)	$1,864	$1,863	$3	$(37)	$1,829
Asset-backed retained notes	31	—	—	31	36	—	—	36
Total held-to-maturity securities	$1,967	$—	$(72)	$1,895	$1,899	$3	$(37)	$1,865

(a)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million at both March 31, 2018, and December 31, 2017.

(b)	Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 18 for additional information.

(c)
Investment securities with a fair value of $8.0 billion and $7.8 billion at March 31, 2018, and December 31, 2017, respectively, were pledged to secure advances from the Federal Home Loan Bank (FHLB), short-term borrowings or repurchase agreements, or for other purposes as required by contractual obligation or law. Under these agreements, we have granted the counterparty the right to sell or pledge $839 million and $1.0 billion of the underlying investment securities at March 31, 2018, and December 31, 2017, respectively.

(d)	Securities with a fair value of $993 million and $664 million at March 31, 2018, and December 31, 2017, respectively, were pledged to secure advances from the FHLB.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of debt securities outstanding is summarized in the following tables. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2018
Fair value of available-for-sale securities (a)
U.S. Treasury	$1,769	1.8%	$—	—%	$481	1.7%	$1,288	1.8%	$—	—%
U.S. States and political subdivisions	831	3.0	70	2.3	42	2.3	219	2.6	500	3.3
Foreign government	149	2.5	—	—	77	2.6	72	2.4	—	—
Agency mortgage-backed residential	14,883	3.2	—	—	—	—	3	2.6	14,880	3.2
Mortgage-backed residential	2,384	3.1	—	—	—	—	—	—	2,384	3.1
Mortgage-backed commercial	580	3.4	—	—	—	—	31	3.3	549	3.4
Asset-backed	900	3.2	—	—	655	3.2	121	3.3	124	2.9
Corporate debt	1,230	3.0	123	2.8	496	2.7	573	3.3	38	4.8
Total available-for-sale securities	$22,726	3.0	$193	2.6	$1,751	2.6	$2,307	2.3	$18,475	3.2
Amortized cost of available-for-sale securities	$23,368		$194		$1,776		$2,403		$18,995
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,936	3.1%	$—	—%	$—	—%	$—	—%	$1,936	3.1%
Asset-backed retained notes	31	1.7	—	—	30	1.7	1	3.0	—	—
Total held-to-maturity securities	$1,967	3.1	$—	—	$30	1.7	$1	3.0	$1,936	3.1
December 31, 2017
Fair value of available-for-sale securities (a)
U.S. Treasury	$1,777	1.7%	$—	—%	$487	1.7%	$1,290	1.8%	$—	—%
U.S. States and political subdivisions	854	2.9	76	1.8	36	2.3	203	2.5	539	3.3
Foreign government	154	2.5	—	—	80	2.5	74	2.4	—	—
Agency mortgage-backed residential	14,291	3.1	—	—	—	—	3	2.9	14,288	3.1
Mortgage-backed residential	2,494	3.1	—	—	—	—	—	—	2,494	3.1
Mortgage-backed commercial	541	3.2	—	—	30	3.1	31	3.1	480	3.2
Asset-backed	936	3.1	—	—	698	3.1	106	3.1	132	2.8
Corporate debt	1,256	2.9	140	2.6	513	2.6	564	3.2	39	4.7
Total available-for-sale securities	$22,303	3.0	$216	2.3	$1,844	2.5	$2,271	2.3	$17,972	3.1
Amortized cost of available-for-sale securities	$22,499		$217		$1,852		$2,314		$18,116
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,863	3.1%	$—	—%	$—	—%	$—	—%	$1,863	3.1%
Asset-backed retained notes	36	1.7	—	—	35	1.7	1	3.0	—	—
Total held-to-maturity securities	$1,899	3.1	$—	—	$35	1.7	$1	3.0	$1,863	3.1

(a)
Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The balances of cash equivalents were $18 million and $10 million at March 31, 2018, and December 31, 2017, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents interest and dividends on investment securities.

	Three months ended March 31,
($ in millions)	2018	2017
Taxable interest	$154	$119
Taxable dividends	3	2
Interest and dividends exempt from U.S. federal income tax	6	5
Interest and dividends on investment securities	$163	$126
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period. There were no other-than-temporary impairments of available-for-sale securities for either period.

	Three months ended March 31,
($ in millions)	2018	2017
Available-for-sale securities
Gross realized gains	$6	$27
Gross realized losses	—	—
Net realized gains on available-for-sale securities	6	27
Net realized gain on equity securities	22
Net unrealized loss on equity securities (a)	(40)
Other (loss) gain on investments, net	$(12)	$27

(a)
As a result of our adoption of ASU 2016-01, beginning January 1, 2018, changes in the fair value of our portfolio of equity securities are recognized in net income. Prior to adoption, equity securities were included in our available-for-sale portfolio and unrealized changes in fair value were recognized through other comprehensive (loss) income until realized, at which point we recorded a gain or loss on sale. We adopted ASU 2016-01 on January 1, 2018, on a modified retrospective basis with a cumulative effect adjustment as of the beginning of the fiscal year of initial adoption. Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The table below summarizes available-for-sale and held-to-maturity securities in an unrealized loss position, which we evaluated for other than temporary impairment applying the methodology described in Note 1. As of March 31, 2018, we did not have the intent to sell the available-for-sale or held-to-maturity securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result of this evaluation, we believe that the securities with an unrealized loss position are not considered to be other-than-temporarily impaired at March 31, 2018.

	March 31, 2018				December 31, 2017
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury	$488	$(16)	$1,282	$(70)	$471	$(8)	$1,305	$(46)
U.S. States and political subdivisions	436	(9)	176	(10)	242	(2)	183	(5)
Foreign government	82	(2)	4	—	80	(1)	4	—
Agency mortgage-backed residential	8,951	(183)	5,395	(254)	4,066	(19)	5,671	(137)
Mortgage-backed residential	1,439	(29)	734	(46)	857	(2)	773	(32)
Mortgage-backed commercial	71	(2)	21	(1)	76	(1)	21	—
Asset-backed	426	(2)	76	(1)	220	(1)	91	—
Corporate debt	932	(20)	191	(14)	529	(4)	194	(7)
Total temporarily impaired available-for-sale securities	$12,825	$(263)	$7,879	$(396)	$6,541	$(38)	$8,242	$(227)
Held-to-maturity securities
Agency mortgage-backed residential	$1,147	$(26)	$672	$(46)	$773	$(5)	$687	$(32)
Asset-backed retained certificates	31	—	—	—	35	—	—	—
Total held-to-maturity debt securities	$1,178	$(26)	$672	$(46)	$808	$(5)	$687	$(32)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

7.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at gross carrying value was as follows.

($ in millions)	March 31, 2018	December 31, 2017
Consumer automotive (a)	$69,318	$68,071
Consumer mortgage
Mortgage Finance (b)	12,733	11,657
Mortgage — Legacy (c)	1,950	2,093
Total consumer mortgage	14,683	13,750
Total consumer	84,001	81,821
Commercial
Commercial and industrial
Automotive	32,781	33,025
Other	4,184	3,887
Commercial real estate	4,361	4,160
Total commercial	41,326	41,072
Total finance receivables and loans (d)	$125,327	$122,893

(a)	Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 18 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $19 million and $20 million at March 31, 2018, and December 31, 2017, respectively, 34% of which are expected to start principal amortization in 2019, and 46% in 2020. The remainder of these loans have already exited the interest-only period.

(c)
Includes loans originated as interest-only mortgage loans of $459 million and $496 million at March 31, 2018, and December 31, 2017, respectively, 2% of which are expected to start principal amortization in 2018. The remainder of these loans have already exited the interest-only period.

(d)	Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $586 million and $551 million at March 31, 2018, and December 31, 2017, respectively.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended March 31, 2018 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2018	$1,066	$79	$131	$1,276
Charge-offs (a)	(365)	(12)	—	(377)
Recoveries	112	6	—	118
Net charge-offs	(253)	(6)	—	(259)
Provision for loan losses	253	1	7	261
Allowance at March 31, 2018	$1,066	$74	$138	$1,278
Allowance for loan losses at March 31, 2018
Individually evaluated for impairment	$40	$27	$21	$88
Collectively evaluated for impairment	1,026	47	117	1,190
Finance receivables and loans at gross carrying value
Ending balance	$69,318	$14,683	$41,326	$125,327
Individually evaluated for impairment	463	230	147	840
Collectively evaluated for impairment	68,855	14,453	41,179	124,487

(a)
Represents the amount of the gross carrying value directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for more information regarding our charge-off policies.

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

(a)
Represents the amount of the gross carrying value directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for more information regarding our charge-off policies.

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.
The following table presents information about significant sales of finance receivables and loans and transfers of finance receivables and loans from held-for-investment to held-for-sale based on net carrying value.

	Three months ended March 31,
($ in millions)	2018	2017
Consumer automotive	$—	$1,213
Consumer mortgage	1	3
Total sales and transfers	$1	$1,216
The following table presents information about significant purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended March 31,
($ in millions)	2018	2017
Consumer automotive	$168	$68
Consumer mortgage	1,295	327
Total purchases of finance receivables and loans	$1,463	$395

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents an analysis of our past due finance receivables and loans recorded at gross carrying value.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
March 31, 2018
Consumer automotive	$1,574	$359	$253	$2,186	$67,132	$69,318
Consumer mortgage
Mortgage Finance	97	8	18	123	12,610	12,733
Mortgage — Legacy	40	19	61	120	1,830	1,950
Total consumer mortgage	137	27	79	243	14,440	14,683
Total consumer	1,711	386	332	2,429	81,572	84,001
Commercial
Commercial and industrial
Automotive	23	6	4	33	32,748	32,781
Other	—	30	—	30	4,154	4,184
Commercial real estate	4	—	—	4	4,357	4,361
Total commercial	27	36	4	67	41,259	41,326
Total consumer and commercial	$1,738	$422	$336	$2,496	$122,831	$125,327
December 31, 2017
Consumer automotive	$1,994	$478	$268	$2,740	$65,331	$68,071
Consumer mortgage
Mortgage Finance	60	11	18	89	11,568	11,657
Mortgage — Legacy	43	25	62	130	1,963	2,093
Total consumer mortgage	103	36	80	219	13,531	13,750
Total consumer	2,097	514	348	2,959	78,862	81,821
Commercial
Commercial and industrial
Automotive	5	—	3	8	33,017	33,025
Other	—	—	—	—	3,887	3,887
Commercial real estate	—	—	—	—	4,160	4,160
Total commercial	5	—	3	8	41,064	41,072
Total consumer and commercial	$2,102	$514	$351	$2,967	$119,926	$122,893

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the gross carrying value of our finance receivables and loans on nonaccrual status.

($ in millions)	March 31, 2018	December 31, 2017
Consumer automotive	$601	$603
Consumer mortgage
Mortgage Finance	28	25
Mortgage — Legacy	87	92
Total consumer mortgage	115	117
Total consumer	716	720
Commercial
Commercial and industrial
Automotive	68	27
Other	74	44
Commercial real estate	5	1
Total commercial	147	72
Total consumer and commercial finance receivables and loans	$863	$792
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
The following table presents performing and nonperforming credit quality indicators in accordance with our internal accounting policies for our consumer finance receivables and loans recorded at gross carrying value. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for additional information.

	March 31, 2018			December 31, 2017
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$68,717	$601	$69,318	$67,468	$603	$68,071
Consumer mortgage
Mortgage Finance	12,705	28	12,733	11,632	25	11,657
Mortgage — Legacy	1,863	87	1,950	2,001	92	2,093
Total consumer mortgage	14,568	115	14,683	13,633	117	13,750
Total consumer	$83,285	$716	$84,001	$81,101	$720	$81,821
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at gross carrying value.

	March 31, 2018			December 31, 2017
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial and industrial
Automotive	$30,433	$2,348	$32,781	$30,982	$2,043	$33,025
Other	3,284	900	4,184	2,986	901	3,887
Commercial real estate	4,151	210	4,361	4,023	137	4,160
Total commercial	$37,868	$3,458	$41,326	$37,991	$3,081	$41,072

(a)
Includes loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that have a higher default risk or have already defaulted.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Impaired Loans and Troubled Debt Restructurings
Impaired Loans
Loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. For more information on our impaired finance receivables and loans, refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.
The following table presents information about our impaired finance receivables and loans.

($ in millions)	Unpaid principal balance (a)	Gross carrying value	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
March 31, 2018
Consumer automotive	$473	$463	$107	$356	$40
Consumer mortgage
Mortgage Finance	9	9	4	5	—
Mortgage — Legacy	226	221	61	160	27
Total consumer mortgage	235	230	65	165	27
Total consumer	708	693	172	521	67
Commercial
Commercial and industrial
Automotive	68	68	15	53	9
Other	85	74	41	33	11
Commercial real estate	5	5	4	1	1
Total commercial	158	147	60	87	21
Total consumer and commercial finance receivables and loans	$866	$840	$232	$608	$88
December 31, 2017
Consumer automotive	$438	$430	$91	$339	$36
Consumer mortgage
Mortgage Finance	8	8	4	4	—
Mortgage — Legacy	228	223	58	165	27
Total consumer mortgage	236	231	62	169	27
Total consumer	674	661	153	508	63
Commercial
Commercial and industrial
Automotive	27	27	9	18	3
Other	54	44	10	34	11
Commercial real estate	1	1	—	1	—
Total commercial	82	72	19	53	14
Total consumer and commercial finance receivables and loans	$756	$733	$172	$561	$77

(a)	Adjusted for charge-offs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents average balance and interest income for our impaired finance receivables and loans.

	2018		2017
Three months ended March 31, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$444	$7	$379	$5
Consumer mortgage
Mortgage Finance	9	—	8	—
Mortgage — Legacy	221	2	241	2
Total consumer mortgage	230	2	249	2
Total consumer	674	9	628	7
Commercial
Commercial and industrial
Automotive	47	1	33	—
Other	52	—	83	—
Commercial real estate	3	—	5	—
Total commercial	102	1	121	—
Total consumer and commercial finance receivables and loans	$776	$10	$749	$7
Troubled Debt Restructurings
Troubled Debt Restructurings (TDRs) are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For automotive loans, we may offer several types of assistance to aid our customers, including extension of the loan maturity date and rewriting the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at gross carrying value were $742 million and $712 million at March 31, 2018, and December 31, 2017, respectively.
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $6 million at both March 31, 2018, and December 31, 2017. Refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for additional information.
The following table presents information related to finance receivables and loans recorded at gross carrying value modified in connection with a TDR during the period.

	2018			2017
Three months ended March 31, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	7,042	$128	$110	6,447	$115	$99
Consumer mortgage
Mortgage Finance	1	1	1	1	—	—
Mortgage — Legacy	62	10	9	53	12	12
Total consumer mortgage	63	11	10	54	12	12
Total consumer	7,105	139	120	6,501	127	111
Commercial
Commercial and industrial
Other	—	—	—	1	23	23
Total commercial	—	—	—	1	23	23
Total consumer and commercial finance receivables and loans	7,105	$139	$120	6,502	$150	$134

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about finance receivables and loans recorded at gross carrying value that have redefaulted during the reporting period and were within 12 months or less of being modified as a TDR. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy (refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for additional information) except for commercial finance receivables and loans, where redefault is defined as 90 days past due.

	2018			2017
Three months ended March 31, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	2,326	$28	$18	1,989	$24	$16
Consumer mortgage
Mortgage Finance	—	—	—	1	1	—
Total consumer finance receivables and loans	2,326	$28	$18	1,990	$25	$16
8.    Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	March 31, 2018	December 31, 2017
Vehicles	$10,206	$10,556
Accumulated depreciation	(1,676)	(1,815)
Investment in operating leases, net	$8,530	$8,741
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended March 31,
($ in millions)	2018	2017
Depreciation expense on operating lease assets (excluding remarketing gains and losses)	$291	$386
Remarketing (gains) losses	(18)	3
Net depreciation expense on operating lease assets	$273	$389
9.    Securitizations and Variable Interest Entities
We securitize, transfer, and service consumer and commercial automotive loans, and operating leases. We often securitize these loans and notes secured by operating leases (collectively referred to as financial assets) through the use of special-purpose entities (SPEs). A SPE is a legal entity that is designed to fulfill a specified limited need of the sponsor. Our principal use of SPEs is to obtain liquidity by securitizing certain of our financial assets and operating lease assets which may, or may not, be included on our Condensed Consolidated Balance Sheet.
The transaction-specific SPEs involved in our securitization transactions are often considered VIEs. VIEs are entities that have either a total equity investment at risk that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors at risk lack the ability to control the entity’s activities.
The nature, purpose, and activities of nonconsolidated securitization entities are similar to those of our consolidated securitization entities with the primary difference being the nature and extent of our continuing involvement. Additionally, to qualify for off-balance sheet treatment, transfers of financial assets must meet appropriate sale accounting conditions. For nonconsolidated securitization entities, the transferred financial assets are removed from our balance sheet provided the conditions for sale accounting are met. The financial assets obtained from the securitization are primarily reported as cash, or retained interests (if applicable). Liabilities incurred as part of these securitization transactions, such as representation and warranty provisions, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction. We had no pretax gain on sales of financial assets into nonconsolidated VIEs for the three months ended March 31, 2018, and a pretax gain of $2 million for the three months ended March 31, 2017.
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
Refer to Note 11 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for further description of our securitization activities and our involvement with VIEs.
The following table presents our involvement in consolidated and nonconsolidated VIEs in which we hold variable interests. For additional detail related to the assets and liabilities of consolidated variable interest entities refer to the Condensed Consolidated Balance Sheet.

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
March 31, 2018
On-balance sheet variable interest entities
Consumer automotive	$17,993	(b)	$8,232	(c)
Commercial automotive	10,428		3,521
Off-balance sheet variable interest entities
Consumer automotive	32	(d)	—		$1,658	$1,691	(e)
Commercial other	702	(f)	331	(g)	—	882	(h)
Total	$29,155		$12,084		$1,658	$2,573
December 31, 2017
On-balance sheet variable interest entities
Consumer automotive	$17,597	(b)	$7,677	(c)
Commercial automotive	12,550		2,558
Off-balance sheet variable interest entities
Consumer automotive	37	(d)	—		$1,964	$2,001	(e)
Commercial other	592	(f)	248	(g)	—	790	(h)
Total	$30,776		$10,483		$1,964	$2,791

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $8.4 billion and $8.5 billion of assets that are not encumbered by VIE beneficial interests held by third parties at March 31, 2018, and December 31, 2017, respectively. Ally or consolidated affiliates hold the interests in these assets.

(c)	Includes $31 million and $29 million of liabilities that are not obligations to third-party beneficial interest holders at March 31, 2018, and December 31, 2017, respectively.

(d)
Represents retained notes and certificated residual interests, of which $31 million and $36 million is classified as held-to-maturity securities at March 31, 2018, and December 31, 2017, respectively. $1 million is classified as other assets at both March 31, 2018, and December 31, 2017. These assets represent our compliance with the risk retention rules under the Dodd-Frank Act, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Cash Flows with Off-balance Sheet Securitization Entities
The following table summarizes cash flows received and paid related to securitization entities and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive assets (e.g., servicing) that were outstanding during the three months ended March 31, 2018, and 2017. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Three months ended March 31, ($ in millions)	Consumer automotive
2018
Cash disbursements for repurchases during the period	$(1)
Servicing fees	5
Cash flows received on retained interests in securitization entities	5
2017
Cash proceeds from transfers completed during the period	$1,138
Servicing fees	9
Other cash flows	2
Delinquencies and Net Credit Losses
The following tables present quantitative information about delinquencies and net credit losses for off-balance sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Off-balance sheet securitization entities
Consumer automotive	$1,658	$1,964	$12	$16
Total off-balance sheet securitization entities	1,658	1,964	12	16
Whole-loan sales (a)	1,167	1,399	3	4
Total	$2,825	$3,363	$15	$20

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

	Net credit losses
	Three months ended March 31,
($ in millions)	2018	2017
Off-balance sheet securitization entities
Consumer automotive	$3	$3
Total off-balance sheet securitization entities	3	3
Whole-loan sales (a)	1	1
Total	$4	$4

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.
10.    Servicing Activities
Automotive Finance Servicing Activities
We service consumer automotive contracts. Historically, we have sold a portion of our consumer automotive contracts. With respect to contracts we sell, we generally retain the right to service and earn a servicing fee for our servicing function. We have concluded that the fee we are paid for servicing consumer automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automotive servicing fee income of $8 million and $16 million during the three months ended March 31, 2018, and 2017, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Automotive Finance Serviced Assets
The current unpaid principal balance and any related unamortized deferred fees and costs of total serviced automotive finance loans and net investment in operating leases outstanding were as follows.

($ in millions)	March 31, 2018	December 31, 2017
On-balance sheet automotive finance loans and leases
Consumer automotive	$68,738	$67,631
Commercial automotive	36,935	37,058
Operating leases	8,489	8,682
Other	131	121
Off-balance sheet automotive finance loans
Securitizations	1,666	1,977
Whole-loan sales	1,175	1,409
Total serviced automotive finance loans and leases	$117,134	$116,878
11.    Other Assets
The components of other assets were as follows.

($ in millions)	March 31, 2018	December 31, 2017
Property and equipment at cost	$1,107	$1,064
Accumulated depreciation	(627)	(608)
Net property and equipment	480	456
Nonmarketable equity investments (a)	1,250	1,233
Restricted cash collections for securitization trusts (b)	986	812
Accrued interest and rent receivables	533	550
Net deferred tax assets	530	461
Goodwill (c)	240	240
Other accounts receivable	142	116
Restricted cash and cash equivalents (d)	119	94
Cash reserve deposits held for securitization trusts (e)	112	111
Fair value of derivative contracts in receivable position (f)	56	39
Cash collateral placed with counterparties	33	29
Other assets	1,544	1,522
Total other assets	$6,025	$5,663

(a)
Includes investments in FHLB stock of $764 million and $745 million at March 31, 2018, and December 31, 2017, respectively; FRB stock of $446 million and $445 million at March 31, 2018, and December 31, 2017, respectively; and equity securities without a readily determinable fair value of $40 million at March 31, 2018, measured at cost with adjustments for impairment and observable changes in price. We have not recorded any impairments or adjustments for observable price differences to these investments during the three months ended March 31, 2018.

(b)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(c)
Includes goodwill of $27 million within our Insurance operations at both March 31, 2018, and December 31, 2017; $193 million within Corporate and Other at both March 31, 2018, and December 31, 2017; and $20 million within Automotive Finance operations at both March 31, 2018, and December 31, 2017. No changes to the carrying amount of goodwill were recorded during the three months ended March 31, 2018.

(d)
Primarily represents a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, or letter of credit arrangements and corresponding collateral requirements.

(e)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

(f)	For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

12.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	March 31, 2018	December 31, 2017
Noninterest-bearing deposits	$122	$108
Interest-bearing deposits
Savings and money market checking accounts	50,293	49,267
Certificates of deposit	47,025	43,869
Dealer deposits	6	12
Total deposit liabilities	$97,446	$93,256
At March 31, 2018, and December 31, 2017, certificates of deposit included $20.6 billion and $18.9 billion, respectively, of those in denominations of $100 thousand or more. At March 31, 2018, and December 31, 2017, certificates of deposit included $5.4 billion and $5.3 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.
13.    Debt
Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	March 31, 2018			December 31, 2017
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$2,957	$—	$2,957	$3,171	$—	$3,171
Federal Home Loan Bank	—	5,900	5,900	—	7,350	7,350
Financial instruments sold under agreements to repurchase	—	707	707	—	892	892
Total short-term borrowings	$2,957	$6,607	$9,564	$3,171	$8,242	$11,413

(a)	Refer to the section below titled Long-term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements, short-term borrowing agreements in which we sell financial instruments to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of March 31, 2018, the financial instruments sold under agreements to repurchase consisted of $707 million of agency mortgage-backed residential debt securities set to mature as follows: $432 million within 31 to 60 days, and $275 million within 61 to 90 days. Refer to Note 6 and Note 21 for further details.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. At March 31, 2018, we placed cash collateral totaling $5 million and received cash collateral totaling $1 million. At December 31, 2017, we placed cash collateral totaling $10 million and received cash collateral totaling $1 million.
Long-term Debt
The following table presents the composition of our long-term debt portfolio.

	March 31, 2018			December 31, 2017
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$3,681	$7,639	$11,320	$3,482	$7,499	$10,981
Due after one year (a)	11,153	22,476	33,629	11,909	21,128	33,037
Fair value adjustment (b)	190	(63)	127	240	(32)	208
Total long-term debt (c)	$15,024	$30,052	$45,076	$15,631	$28,595	$44,226

(a)	Includes $2.6 billion of trust preferred securities at both March 31, 2018, and December 31, 2017.

(b)	Represents the basis adjustment associated with the application of hedge accounting on certain of our long-term debt positions. Refer to Note 18 for additional information.

(c)	Includes advances from the FHLB of Pittsburgh of $12.7 billion and $10.3 billion at March 31, 2018, and December 31, 2017, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining maturity of long-term debt at March 31, 2018, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2018	2019	2020	2021	2022	2023 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$2,987	$1,680	$2,251	$650	$1,066	$7,411	$190	$16,235
Original issue discount	(76)	(39)	(39)	(43)	(47)	(967)	—	(1,211)
Total unsecured	2,911	1,641	2,212	607	1,019	6,444	190	15,024
Secured
Long-term debt	4,924	7,467	6,845	5,717	4,094	1,068	(63)	30,052
Total long-term debt	$7,835	$9,108	$9,057	$6,324	$5,113	$7,512	$127	$45,076
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	March 31, 2018			December 31, 2017
($ in millions)	Total (a)		Ally Bank	Total (a)		Ally Bank
Investment securities (b)	$8,891		$8,443	$8,371		$7,443
Mortgage assets held-for-investment and lending receivables	14,501		14,501	13,579		13,579
Consumer automotive finance receivables	17,472		6,639	19,787		6,200
Commercial automotive finance receivables	14,618		14,558	16,567		16,472
Operating leases	350		—	457		—
Total assets restricted as collateral (c) (d)	$55,832		$44,141	$58,761		$43,694
Secured debt	$36,659	(e)	$25,874	$36,837	(e)	$23,278

(a)	Ally Bank is a component of the total column.

(b)
A portion of the restricted investment securities at March 31, 2018, and December 31, 2017, were restricted under repurchase agreements. Refer to the section above titled Short-term Borrowings for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $27.0 billion and $25.2 billion at March 31, 2018, and December 31, 2017, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans and investment securities. Ally Bank has access to the FRB Discount Window. Ally Bank had assets pledged and restricted as collateral to the FRB totaling $2.3 billion at both March 31, 2018, and December 31, 2017. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 11 for additional information.

(e)	Includes $6.6 billion and $8.2 billion of short-term borrowings at March 31, 2018, and December 31, 2017, respectively.
Trust Preferred Securities
At March 31, 2018, we have issued and outstanding approximately $2.6 billion in aggregate liquidation preference of 8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 (Series 2 TRUPS). Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. To but excluding February 15, 2040, distributions are payable at an annual rate equal to three-month London interbank offer rate plus 5.785% payable quarterly in arrears. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case.
Funding Facilities
We utilize both committed credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Condensed Consolidated Balance Sheet.
As of March 31, 2018, Ally Bank had exclusive access to $1.5 billion of funding capacity from committed credit facilities. Funding programs supported by the FRB and the FHLB complement Ally Bank’s private collateralized funding vehicles.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The total capacity in our committed funding facilities is provided by banks through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At March 31, 2018, all of our $8.7 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of March 31, 2018, we had $6.6 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.
Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Bank funding
Secured	$1,500	$1,785	$—	$890	$1,500	$2,675
Parent funding
Secured	4,255	6,330	2,970	2,920	7,225	9,250
Total committed facilities	$5,755	$8,115	$2,970	$3,810	$8,725	$11,925

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

14.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	March 31, 2018	December 31, 2017
Accounts payable	$390	$746
Employee compensation and benefits	161	248
Reserves for insurance losses and loss adjustment expenses	157	140
Fair value of derivative contracts in payable position (a)	56	41
Deferred revenue	34	32
Cash collateral received from counterparties	31	17
Other liabilities	626	556
Total accrued expenses and other liabilities	$1,455	$1,780

(a)	For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

15.    Accumulated Other Comprehensive Loss
The following table presents changes, net of tax, in each component of accumulated other comprehensive loss.

($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive loss
Balance at December 31, 2016	$(273)	$14	$8	$(90)	$(341)
2017 net change	21	—	—	(1)	20
Balance at March 31, 2017	$(252)	$14	$8	$(91)	$(321)
Balance at December 31, 2017, before cumulative effect of adjustments	$(173)	$16	$11	$(89)	$(235)
Cumulative effect of changes in accounting principles, net of tax (c)
Adoption of Accounting Standards Update 2016-01	27	—	—	—	27
Adoption of Accounting Standards Update 2018-02	(40)	4	—	(6)	(42)
Balance at January 1, 2018, after cumulative effect of adjustments	(186)	20	11	(95)	(250)
2018 net change	(338)	(1)	14	(3)	(328)
Balance at March 31, 2018	$(524)	$19	$25	$(98)	$(578)

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 18.

(c)	Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive (loss) income.

Three months ended March 31, 2018 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(436)		$103		$(333)
Less: Net realized gains reclassified to income from continuing operations	6	(a)	(1)	(b)	5
Net change	(442)		104		(338)
Translation adjustments
Net unrealized losses arising during the period	(5)		1		(4)
Net investment hedges (c)
Net unrealized gains arising during the period	4		(1)		3
Cash flow hedges (c)
Net unrealized gains arising during the period	18		(4)		14
Defined benefit pension plans
Net unrealized losses arising during the period	(3)		—		(3)
Other comprehensive loss	$(428)		$100		$(328)

(a)	Includes gains reclassified to other (loss) gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2017 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$51		$(5)		$46
Less: Net realized gains reclassified to income from continuing operations	27	(a)	(2)	(b)	25
Net change	24		(3)		21
Translation adjustments
Net unrealized gains arising during the period	2		(1)		1
Net investment hedges (c)
Net unrealized losses arising during the period	(2)		1		(1)
Defined benefit pension plans
Net unrealized losses arising during the period	(1)		—		(1)
Other comprehensive income	$23		$(3)		$20

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 18.
16.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended March 31,
($ in millions, except per share data; shares in thousands) (a)	2018	2017
Net income from continuing operations attributable to common stockholders	$252	$213
(Loss) income from discontinued operations, net of tax	(2)	1
Net income attributable to common stockholders	$250	$214
Basic weighted-average common shares outstanding (b)	436,213	465,961
Diluted weighted-average common shares outstanding (b)	438,931	466,829
Basic earnings per common share
Net income from continuing operations	$0.58	$0.46
Loss from discontinued operations, net of tax	(0.01)	—
Net income	$0.57	$0.46
Diluted earnings per common share
Net income from continuing operations	$0.57	$0.46
Loss from discontinued operations, net of tax	(0.01)	—
Net income	$0.57	$0.46

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)	Includes shares related to share-based compensation that vested but were not yet issued for the three months ended March 31, 2018, and 2017.
17.    Regulatory Capital and Other Regulatory Matters
The FRB and other U.S. banking agencies have adopted risk-based and leverage capital standards that establish minimum capital-to-asset ratios for BHCs, like Ally, and depository institutions, like Ally Bank. The risk-based capital ratios are based on a banking organization’s risk-weighted assets (RWAs), which are generally determined under the Basel III standardized approach applicable to Ally and Ally Bank by (1) assigning on-balance sheet exposures to broad risk weight categories according to the counterparty or, if relevant, the guarantor or collateral (with higher risk weights assigned to categories of exposures perceived as representing greater risk), and (2) multiplying off-balance sheet exposures by specified credit conversion factors to calculate credit equivalent amounts and assigning those credit equivalent amounts to the relevant risk weight categories. The leverage ratio, in contrast, is based on an institution’s average unweighted on-balance sheet exposures.
Ally and Ally Bank are subject to capital requirements issued by U.S. banking regulators that require us to maintain risk-based and leverage capital ratios above minimum levels. As of January 1, 2015, Ally and Ally Bank became subject to the rules implementing the 2010 Basel III capital framework in the United States (U.S. Basel III), which generally reflects higher capital requirements, capital buffers, and changes to regulatory capital definitions, deductions and adjustments, relative to the predecessor requirements implementing the Basel I capital framework in the United States. Certain aspects of U.S. Basel III, including the capital buffers are subject to a phase-in period through December 31, 2018.

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
On April 13, 2018, the FRB and other U.S. banking agencies proposed a revision to their regulatory capital rules to address the regulatory capital treatment related to ASU 2016-13, which Ally plans to adopt effective January 1, 2020, as further described in Note 1. We expect the implementation of ASU 2016-13 will significantly increase our allowance for credit losses upon adoption. If finalized, the proposed changes to the regulatory capital rules would allow Ally to phase in the impact to our regulatory capital as a result of the increase to our allowance for credit losses on a straight-line basis over a three-year period. In addition, the U.S. banking agencies are proposing to make amendments to the stress testing regulations which would exclude the impact of the adoption of ASU 2016-13 until the 2020 stress testing cycle.
On April 10, 2018, the FRB issued a proposal that would seek to more closely align forward-looking stress testing results with the FRB’s non-stress capital requirements for banking organizations with $50 billion or more in assets. The proposal would introduce a “stress capital buffer” based on firm-specific stress test performance, which would effectively replace the capital conservation buffer for determining non-stress capital requirements. The proposal would also incorporate several other changes to the CCAR process including eliminating the CCAR quantitative objection, narrowing the set of planned capital actions assumed to occur in the stress scenario and eliminating the thirty percent dividend payout ratio as a criterion for heightened scrutiny of a firm’s capital plan, among other proposed changes. If finalized, the rule would be effective on December 31, 2018, and a firm’s first stress buffer requirements would generally be effective on October 1, 2019. We are currently evaluating the effect this proposal will have on our capital planning and stress testing requirements. In December 2017, the Basel Committee approved revisions to the global Basel III capital framework (commonly known as Basel IV), many of which—if adopted in the United States—could heighten regulatory capital standards even more. At this time, it is not clear how all of these proposals and revisions will be harmonized and finalized in the United States.
On March 7, 2016, Ally Bank received approval from the FRB to become a state member bank. Ally Bank is now regulated by the FRB through the Federal Reserve Bank of Chicago, as well as the Utah Department of Financial Institutions (UDFI). As a requirement of FRB membership, we held $446 million of FRB stock at March 31, 2018. In addition, in connection with the application for membership in the Federal Reserve System, Ally Bank made commitments to the FRB relating to capital, liquidity, and business plan requirements. These commitments were consistent with the prior requirements under the now-terminated Capital and Liquidity Maintenance Agreement with the Federal Deposit Insurance Corporation (FDIC), including the requirement to maintain capital at a level such that Ally Bank’s Tier 1 leverage ratio was at least 15%. On August 22, 2017, banking agencies lifted the capital, liquidity, and business plan commitments that Ally Bank had made in connection with its application for membership in the Federal Reserve System, including the commitment to maintain a Tier 1 leverage ratio of at least 15%.
Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	March 31, 2018		December 31, 2017		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$13,079	9.26%	$13,237	9.53%	4.50%	(b)
Ally Bank	16,535	13.93	17,059	15.04	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,512	10.98%	$15,628	11.25%	6.00%	6.00%
Ally Bank	16,535	13.93	17,059	15.04	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$17,760	12.57%	$17,974	12.94%	8.00%	10.00%
Ally Bank	17,480	14.72	17,886	15.77	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$15,512	9.26%	$15,628	9.53%	4.00%	(b)
Ally Bank	16,535	11.94	17,059	12.87	4.00	5.00%

(a)
In addition to the minimum risk-based capital requirements for common equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally and Ally Bank were required to maintain a minimum capital conservation buffer of 1.875% and 1.25% at March 31, 2018, and December 31, 2017, respectively, which ultimately increases to 2.5% on January 1, 2019.

(b)	Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”

(c)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
At March 31, 2018, Ally and Ally Bank were “well-capitalized” and met all applicable capital requirements to which each was subject.
Capital Planning and Stress Tests
As a BHC with $50 billion or more of total consolidated assets, Ally is required to conduct semi-annual company-run stress tests, is subject to an annual supervisory stress test conducted by the FRB, and must submit a proposed capital plan to the FRB.
Ally’s proposed capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on Ally’s capital. The proposed capital plan must also include a discussion of how Ally, under expected and stressful conditions, will maintain capital commensurate with its risks and above the minimum regulatory capital ratios, and serve as a source of strength to Ally Bank. The FRB will either object to Ally’s proposed capital plan, in whole or in part, or provide a notice of non-objection to Ally’s proposed capital plan, and must do so before Ally may take any capital action. In addition, even if the FRB does not object to our capital plan, Ally may be precluded from or limited in paying dividends or other capital distributions without the FRB’s approval under certain circumstances—for example, when we would not meet minimum regulatory capital ratios and capital buffers after giving effect to the distributions.
As part of the 2017 Comprehensive Capital Analysis and Review (CCAR) process, on April 5, 2017, we submitted our 2017 capital plan and stress test results to the FRB. On June 23, 2017, we publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On June 28, 2017, we received a non-objection to our capital plan from the FRB, including the proposed capital actions contained in our submission. The capital actions included a 50% increase in the quarterly cash dividend on common stock from $0.08 per share to $0.12 per share, and a 9% increase in our share repurchase program, which has been authorized by the Ally Board of Directors (the Board), permitting us to repurchase up to $760 million of our common stock from time to time from the third quarter of 2017 through the second quarter of 2018. In addition, we submitted to the FRB the results of our company-run mid-cycle stress test conducted under multiple macroeconomic scenarios and disclosed the results of this stress test under the most severe scenario on October 5, 2017, in accordance with regulatory requirements. Additionally, in connection with the 2017 CCAR process, on April 10, 2018, the Board declared a quarterly cash dividend of $0.13 per share on all common stock, payable on May 15, 2018.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information related to our common stock for each quarter since the commencement of our common stock repurchase programs and initiation of a quarterly cash dividend on common stock.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2016
Third quarter	$159	8,298	483,753	475,470	$0.08
Fourth quarter	167	8,745	475,470	467,000	0.08
2017
First quarter	$169	8,097	467,000	462,193	$0.08
Second quarter	204	10,485	462,193	452,292	0.08
Third quarter	190	8,507	452,292	443,796	0.12
Fourth quarter	190	7,033	443,796	437,054	0.12
2018
First quarter	$185	6,473	437,054	432,691	$0.13

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On April 10, 2018, the Board declared a quarterly cash dividend of $0.13 per share on all common stock, payable on May 15, 2018. Refer to Note 25 for further information regarding this common stock dividend.

Ally submitted its 2018 capital plan on April 5, 2018, with capital actions including distributions to common stockholders through share repurchases and cash dividends. We expect to receive the FRB’s response (either a non-objection or objection) to Ally’s 2018 capital plan by June 30, 2018. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review of and non-objection to the actions that we propose each year in our annual capital plan. The amount and size of any future dividends and share repurchases will depend upon our results of operations, capital levels, future opportunities, consideration and approval by the Board, and other considerations including the degree of severity of stress scenarios assigned by the FRB as part of the CCAR process.
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
18.    Derivative Instruments and Hedging Activities
We enter into derivative instruments, such as interest rate, foreign-currency, and equity swaps, futures, forwards, and options in connection with our risk management activities. Our primary objective for utilizing derivative financial instruments is to manage interest rate risk associated with our fixed- and variable-rate assets and liabilities, foreign exchange risks related to our foreign-currency denominated assets and liabilities, and market risks related to our investment portfolio.
Interest Rate Risk
We monitor our mix of fixed- and variable-rate assets and liabilities and may enter into interest rate swaps, forwards, futures, options, and swaptions to achieve our desired mix of fixed- and variable-rate assets and liabilities. We execute these trades to modify our exposure to interest rate risk by converting certain fixed-rate instruments to a variable-rate and certain variable-rate instruments to a fixed-rate. We use a mix of both derivatives that qualify for hedge accounting treatment and economic hedges.
Derivatives qualifying for hedge accounting can include receive-fixed swaps designated as fair value hedges of specific fixed-rate unsecured debt obligations, receive-fixed swaps designated as fair value hedges of specific fixed-rate FHLB advances, fair value hedges of securities within our available-for-sale portfolio, and pay-fixed swaps designated as fair value hedges of closed portfolios of fixed-rate held-for-investment retail automotive loan assets in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. Other derivatives qualifying for hedge accounting consist of pay-fixed swaps designated as cash flow hedges of the expected future cash flows in the form of interest payments on certain variable-rate borrowings and deposit liabilities.
We may also execute economic hedges, which consist of interest rate swaps, interest rate caps, forwards, futures, options, and swaptions to mitigate interest rate risk.
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
We enter into foreign-currency forwards with external counterparties as net investment hedges of foreign exchange exposure on our investments in foreign subsidiaries. Our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our accumulated other comprehensive loss. We also periodically enter into foreign-currency forwards to economically hedge any foreign-denominated debt, centralized lending, and foreign-denominated third-party loans. These foreign currency forwards that are used as economic hedges are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. No such specified credit risk related events occurred during the three months ended March 31, 2018, or 2017.
We placed cash collateral totaling $28 million and securities collateral totaling $100 million at March 31, 2018, and $20 million and $97 million at December 31, 2017, respectively, in accounts maintained by counterparties. This amount primarily relates to collateral posted to support our derivative positions. This amount also excludes cash and securities pledged as collateral under repurchase agreements. Refer to Note 13 for details on the repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $30 million and $17 million at March 31, 2018, and December 31, 2017, respectively, primarily to support these derivative positions. This amount also excludes cash and securities pledged as collateral under repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met. We received noncash collateral of $2 million at both March 31, 2018, and December 31, 2017. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Balance Sheet Presentation
The following table summarizes the amounts of derivative instruments reported on our Condensed Consolidated Balance Sheet. The amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories.
Derivative contracts in a receivable and payable position exclude open trade equity on derivatives cleared through central clearing counterparties. Any associated collateral exchanged with our central clearing counterparties are treated as settlements of the derivative exposure, rather than collateral. Such payments are recognized as settlements of the derivatives contracts in a receivable and payable position on our Condensed Consolidated Balance Sheet.
Notional amounts are reference amounts from which contractual obligations are derived and are not recorded on the balance sheet. In our view, derivative notional is not an accurate measure of our derivative exposure when viewed in isolation from other factors, such as market rate fluctuations and counterparty credit risk.

	March 31, 2018			December 31, 2017
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$20,250	$—	$—	$6,915
Foreign exchange contracts
Forwards	—	—	145	—	1	136
Total derivatives designated as accounting hedges	—	—	20,395	—	1	7,051
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	—	—	5	—	—	23
Written options	1	55	6,139	1	39	8,327
Purchased options	55	—	6,081	38	—	8,237
Total interest rate risk	56	55	12,225	39	39	16,587
Foreign exchange contracts
Futures and forwards	—	—	297	—	1	124
Total foreign exchange risk	—	—	297	—	1	124
Equity contracts
Written options	—	1	—	—	—	—
Total equity risk	—	1	—	—	—	—
Total derivatives not designated as accounting hedges	56	56	12,522	39	40	16,711
Total derivatives	$56	$56	$32,917	$39	$41	$23,762

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

($ in millions)	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Assets
Available-for-sale securities (b)	$985	$173	$—	$2	$2	$2
Finance receivables and loans, net (c)	22,121	2,305	(31)	18	14	19
Liabilities
Long-term debt	$14,958	$14,640	$127	$208	$163	$235

(a)	Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.

(b)
The carrying amount of hedged available-for-sale securities is presented above using amortized cost. Refer to Note 6 for a reconciliation of the amortized cost and fair value of available-for-sale securities.

(c)
The hedged item represents the carrying value of the hedged portfolio of assets. The amount that is identified as the last of layer in the hedge relationship is $9.7 billion as of March 31, 2018. The basis adjustment associated with the last-of-layer relationship is $45 million liability as of March 31, 2018, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. A last-of-layer hedge strategy did not exist at December 31, 2017.

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended March 31,
($ in millions)	2018	2017
Gain (loss) recognized in earnings
Interest rate contracts
Other income, net of losses	$2	$(2)
Total interest rate contracts	2	(2)
Foreign exchange contracts (a)
Other income, net of losses	—	(1)
Total foreign exchange contracts	—	(1)
Gain (loss) recognized in earnings	$2	$(3)

(a)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivables. Gains of $0 million and $1 million were recognized for the three months ended March 31, 2018, and 2017, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes the location and amounts of gains and losses on derivative instruments designated as fair value hedges reported in our Condensed Consolidated Statement of Comprehensive Income. We had no gains or losses on derivative instruments designated as cash flow hedges for the periods shown.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended March 31, ($ in millions)	2018	2017	2018	2017	2018	2017
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$36	$(2)
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	(35)	3
Hedged fixed-rate FHLB advances	—	—	—	—	33	(1)
Derivatives designated as hedging instruments on fixed-rate FHLB advances	—	—	—	—	(33)	1
Hedged available-for-sale securities	—	—	(3)	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	3	—	—	—
Hedged fixed-rate retail automotive loans	(45)	(4)	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate retail automotive loans	45	2	—	—	—	—
Total (loss) gain on fair value hedging relationships	$—	$(2)	$—	$—	$1	$1
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$1,543	$1,368	$176	$134	$411	$424

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended March 31, ($ in millions)	2018	2017	2018	2017	2018	2017
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$15	$20
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	3	5
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	(1)	(1)
Interest for qualifying accounting hedges of secured debt (FHLB advances)	—	—	—	—	2	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	(1)	—	—	—
Amortization of deferred loan basis adjustments	(4)	(5)	—	—	—	—
Interest for qualifying accounting hedges of retail automotive loans held-for-investment	(7)	(1)	—	—	—	—
Total (loss) gain on fair value hedging relationships	(11)	(6)	(1)	—	19	24
Gain on cash flow hedging relationships
Interest rate contracts (a)
Interest for qualifying accounting hedges of variable-rate borrowings	—	—	—	—	1	—
Total gain on cash flow hedging relationships	$—	$—	$—	$—	$1	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$1,543	$1,368	$176	$134	$411	$424

(a)	During the next twelve months, we estimate $13 million will be reclassified into pretax earnings from derivatives designated as cash flow hedges.
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

	Three months ended March 31,
($ in millions)	2018	2017
Cash flow hedges
Interest rate contracts
Gain recognized in other comprehensive loss	$18	$—
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss and the Condensed Consolidated Statement of Comprehensive Income.

	Gain (loss) recognized in other comprehensive (loss) income on derivatives
Three months ended March 31, ($ in millions)	2018	2017
Foreign exchange contracts (a) (b)	$4	$(2)

(a)	There were no amounts excluded from effectiveness testing for the three months ended March 31, 2018, or 2017, respectively.

(b)
Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, on the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months ended March 31, 2018, or 2017, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

19.    Income Taxes
We recognized total income tax expense from continuing operations of $76 million for the three months ended March 31, 2018, compared to income tax expense of $113 million for the same period in 2017. The decrease in income tax expense for the three months ended March 31, 2018, compared to the same period in 2017, was primarily driven by the reduction of the U.S. federal corporate tax rate enacted as a result of the Tax Act, partially offset by tax benefits in 2017 from the release of valuation allowance against our capital-in-nature deferred tax assets and foreign tax credit carryforwards.
As further described in Note 1, we elected to early-adopt ASU 2018-02 effective January 1, 2018. As a result of this adoption, we reclassified $42 million from accumulated other comprehensive loss to retained earnings, which eliminated the stranded federal income tax effects in accumulated other comprehensive loss resulting from the Tax Act. Our policy is to use the portfolio method with respect to reclassification of stranded income tax effects in accumulated other comprehensive loss.
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We continue to believe it is more likely than not that the benefit for certain foreign tax credits carryforwards, state net operating loss carryforwards, and state capital loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on the deferred tax assets relating to these carryforwards.
20.    Fair Value
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no transfers between any levels for the three months ended March 31, 2018.

The following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

•
Equity Securities — Includes various marketable equity securities measured at fair value with changes in fair value recognized in net income. Measurements based on observable market prices are classified as Level 1.

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

We also execute OTC and centrally-cleared derivative contracts, such as interest rate swaps, swaptions, foreign-currency denominated forward contracts, caps, floors, and agency to-be-announced securities. We utilize third-party-developed valuation models that are widely accepted in the market to value these derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves, interpolated volatility assumptions, or equity pricing) are used in the model. We classified these derivative contracts as Level 2 because all significant inputs into these models were market observable.
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

	Recurring fair value measurements
March 31, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$668	$—	$12	$680
Available-for-sale securities
Debt securities
U.S. Treasury	1,769	—	—	1,769
U.S. States and political subdivisions	—	831	—	831
Foreign government	7	142	—	149
Agency mortgage-backed residential	—	14,883	—	14,883
Mortgage-backed residential	—	2,384	—	2,384
Mortgage-backed commercial	—	580	—	580
Asset-backed	—	900	—	900
Corporate debt	—	1,230	—	1,230
Total available-for-sale securities	1,776	20,950	—	22,726
Mortgage loans held-for-sale (b)	—	—	7	7
Interests retained in financial asset sales	—	—	5	5
Derivative contracts in a receivable position
Interest rate	—	55	1	56
Total derivative contracts in a receivable position	—	55	1	56
Total assets	$2,444	$21,005	$25	$23,474
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$55	$—	$55
Other	1	—	—	1
Total derivative contracts in a payable position	1	55	—	56
Total liabilities	$1	$55	$—	$56

(a)	Our investment in any one industry did not exceed 13%.

(b)	Carried at fair value due to fair value option elections.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$518	$—	$—	$518
Available-for-sale securities
Debt securities
U.S. Treasury	1,777	—	—	1,777
U.S. States and political subdivisions	—	854	—	854
Foreign government	8	146	—	154
Agency mortgage-backed residential	—	14,291	—	14,291
Mortgage-backed residential	—	2,494	—	2,494
Mortgage-backed commercial	—	541	—	541
Asset-backed	—	936	—	936
Corporate debt	—	1,256	—	1,256
Total available-for-sale securities	1,785	20,518	—	22,303
Mortgage loans held-for-sale (b)	—	—	13	13
Interests retained in financial asset sales	—	—	5	5
Derivative contracts in a receivable position
Interest rate	—	38	1	39
Total derivative contracts in a receivable position	—	38	1	39
Total assets	$2,303	$20,556	$19	$22,878
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$39	$—	$39
Foreign currency	—	2	—	2
Total derivative contracts in a payable position	—	41	—	41
Total liabilities	$—	$41	$—	$41

(a)	Our investment in any one industry did not exceed 14%.

(b)	Carried at fair value due to fair value option elections.

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

	Level 3 recurring fair value measurements
		Net realized/unrealized (losses) gains							Fair value at March 31, 2018	Net unrealized losses included in earnings still held at March 31, 2018
($ in millions)	Fair value at Jan. 1, 2018	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Equity securities (a)	$19	$(4)	(b)	$—	$—	$—	$—	$(3)	$12	$(5)
Mortgage loans held-for-sale (c)	13	1	(d)	—	59	(66)	—	—	7	—
Other assets
Interests retained in financial asset sales	5	—		—	—	—	—	—	5	—
Derivative assets	1	—		—	—	—	—	—	1	—
Total assets	$38	$(3)		$—	$59	$(66)	$—	$(3)	$25	$(5)

(a)
In connection with our adoption of ASU 2016-01 on January 1, 2018, certain of our equity securities previously measured using the cost method of accounting are now measured at fair value on a recurring basis, and have been categorized as Level 3 within the fair value hierarchy. Accordingly, the fair value of such investments has been included in the opening balance of the reconciliation above.

(b)	Reported as other loss on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Carried at fair value due to fair value option elections.

(d)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2017	Net realized/unrealized gains		Purchases	Sales	Issuances	Settlements	Fair value at March 31, 2017	Net unrealized gains included in earnings still held at March 31, 2017
($ in millions)		included in earnings	included in OCI
Assets
Mortgage loans held-for-sale (a)	$—	$—	$—	$3	$(2)	$—	$—	$1	$—
Other assets
Interests retained in financial asset sales	29	—	—	—	4	—	(2)	31	—
Total assets	$29	$—	$—	$3	$2	$—	$(2)	$32	$—

(a)	Carried at fair value due to fair value option elections.

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
The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain (loss) included in earnings for the three months ended
March 31, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$119	$119	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	51	51	(10)	n/m	(a)
Other	—	—	22	22	(11)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	73	73	(21)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	13	13	(1)	n/m	(a)
Total assets	$—	$—	$205	$205	$(22)	n/m
n/m = not meaningful

(a)
We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.

(b)	Represents the portion of the portfolio specifically impaired during 2018. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain (loss) included in earnings for the three months ended
December 31, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$77	$77	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	20	20	(3)	n/m	(a)
Other	—	—	22	22	(12)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	42	42	(15)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	14	14	(1)	n/m	(a)
Other	—	—	3	3	—	n/m	(a)
Total assets	$—	$—	$136	$136	$(16)	n/m
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
Fair Value Option for Financial Assets
We elected the fair value option for an insignificant amount of conforming mortgage loans held-for-sale. We elected the fair value option to mitigate earnings volatility by better matching the accounting for the assets with the related derivatives. Our intent in electing fair value measurement was to mitigate a divergence between accounting gains or losses and economic exposure for certain assets and liabilities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at March 31, 2018, and December 31, 2017.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
March 31, 2018
Financial assets
Held-to-maturity securities	$1,967	$—	$1,895	$—	$1,895
Loans held-for-sale, net	119	—	—	119	119
Finance receivables and loans, net	124,049	—	—	125,530	125,530
Nonmarketable equity investments	1,210	—	1,210	—	1,210
Financial liabilities
Deposit liabilities (a)	$49,025	$—	$—	$48,845	$48,845
Short-term borrowings	9,564	—	—	9,567	9,567
Long-term debt	45,076	—	28,384	18,589	46,973
December 31, 2017
Financial assets
Held-to-maturity securities	$1,899	$—	$1,865	$—	$1,865
Loans held-for-sale, net	95	—	—	95	95
Finance receivables and loans, net	121,617	—	—	123,302	123,302
Nonmarketable equity investments	1,233	—	1,190	49	1,239
Financial liabilities
Deposit liabilities (a)	$45,869	$—	$—	$45,827	$45,827
Short-term borrowings	11,413	—	—	11,417	11,417
Long-term debt	44,226	—	27,807	18,817	46,624

(a)
In connection with our adoption of ASU 2016-01 on January 1, 2018, deposit liabilities with no defined or contractual maturities are no longer included in the table above. Amounts for December 31, 2017, have been adjusted to conform to the current presentation and exclude $47.4 billion and $45.2 billion of deposit liabilities with no defined or contractual maturities from the carrying value and Level 3 fair value, respectively. Refer to Note 12 for information regarding the composition of our deposits portfolio, and Note 1 for further information regarding recently adopted accounting standards.

21.    Offsetting Assets and Liabilities
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
In certain instances as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At March 31, 2018, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet
				Gross amounts not offset on the Condensed Consolidated Balance Sheet
March 31, 2018 ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
Assets
Derivative assets in net asset positions	$55	$—	$55	$—	$—	$55
Derivative assets with no offsetting arrangements	1	—	1	—	—	1
Total assets (d)	$56	$—	$56	$—	$—	$56
Liabilities
Derivative liabilities in net liability positions (d)	$56	$—	$56	$—	$(1)	$55
Securities sold under agreements to repurchase (e)	707	—	707	—	(707)	—
Total liabilities	$763	$—	$763	$—	$(708)	$55

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. $2 million of noncash derivative collateral pledged to us was excluded at March 31, 2018. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met.

(c)
Certain agreements grant us the right to sell or pledge the noncash assets we receive as collateral. Noncash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $2 million at March 31, 2018. We have not sold or pledged any of the noncash collateral received under these agreements as of March 31, 2018.

(d)	For additional information on derivative instruments and hedging activities, refer to Note 18.

(e)	For additional information on securities sold under agreements to repurchase, refer to Note 13.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet
				Gross amounts not offset on the Condensed Consolidated Balance Sheet
December 31, 2017 ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
Assets
Derivative assets in net asset positions	$38	$—	$38	$—	$—	$38
Derivative assets with no offsetting arrangements	1	—	1	—	—	1
Total assets (d)	$39	$—	$39	$—	$—	$39
Liabilities
Derivative liabilities in net liability positions (d)	$41	$—	$41	$—	$(1)	$40
Securities sold under agreements to repurchase (e)	892	—	892	—	(892)	—
Total liabilities	$933	$—	$933	$—	$(893)	$40

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

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

(d)	For additional information on derivative instruments and hedging activities, refer to Note 18.

(e)	For additional information on securities sold under agreements to repurchase, refer to Note 13.
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
Mortgage Finance operations — Primarily consists of the management of a held-for-investment consumer mortgage finance loan portfolio, which includes bulk purchases of high-quality jumbo and low-to-moderate income (LMI) mortgage loans originated by third parties. In late 2016, we introduced our direct-to-consumer mortgage offering, named Ally Home, consisting of a variety of jumbo and conforming fixed- and adjustable-rate mortgage products with the assistance of a third-party fulfillment partner. Jumbo mortgage loans are generally held on our balance sheet and are accounted for as held-for-investment. Conforming mortgage loans are generally originated as held-for-sale and then sold to the fulfillment partner, and we retain no mortgage servicing rights associated with those loans that are sold.
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
The information presented in our reportable operating segments is based in part on internal allocations, which involve management judgment.
Financial information for our reportable operating segments is summarized as follows.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2018
Net financing revenue and other interest income	$909	$12	$43	$46	$39	$1,049
Other revenue	66	246	1	8	33	354
Total net revenue	975	258	44	54	72	1,403
Provision for loan losses	259	—	2	—	—	261
Total noninterest expense	448	231	34	25	76	814
Income (loss) from continuing operations before income tax expense	$268	$27	$8	$29	$(4)	$328
Total assets	$114,934	$7,557	$12,780	$4,375	$30,375	$170,021
2017
Net financing revenue and other interest income	$892	$15	$34	$34	$4	$979
Other revenue	101	264	—	18	13	396
Total net revenue	993	279	34	52	17	1,375
Provision for loan losses	268	—	1	6	(4)	271
Total noninterest expense	437	239	24	21	57	778
Income (loss) from continuing operations before income tax expense	$288	$40	$9	$25	$(36)	$326
Total assets	$115,154	$7,230	$8,362	$3,438	$27,917	$162,101

(a)	Net financing revenue and other interest income after the provision for loan losses totaled $788 million and $708 million for the three months ended March 31, 2018, and March 31, 2017, respectively.
23.    Parent and Guarantor Condensed Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of March 31, 2018, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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
Condensed Consolidating Statements of Comprehensive Income

Three months ended March 31, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$11	$—	$1,532	$—	$1,543
Interest and fees on finance receivables and loans — intercompany	2	—	1	(3)	—
Interest and dividends on investment securities and other earning assets	—	—	176	—	176
Interest on cash and cash equivalents	2	—	14	(1)	15
Interest-bearing cash — intercompany	2	—	2	(4)	—
Operating leases	2	—	380	—	382
Total financing revenue and other interest income	19	—	2,105	(8)	2,116
Interest expense
Interest on deposits	—	—	354	(3)	351
Interest on short-term borrowings	10	—	22	—	32
Interest on long-term debt	258	—	153	—	411
Interest on intercompany debt	3	—	2	(5)	—
Total interest expense	271	—	531	(8)	794
Net depreciation expense on operating lease assets	4	—	269	—	273
Net financing revenue	(256)	—	1,305	—	1,049
Cash dividends from subsidiaries
Bank subsidiary	1,000	1,000	—	(2,000)	—
Nonbank subsidiaries	169	—	—	(169)	—
Other revenue
Insurance premiums and service revenue earned	—	—	256	—	256
Gain on mortgage and automotive loans, net	28	—	1	(28)	1
Other loss on investments, net	—	—	(12)	—	(12)
Other income, net of losses	96	—	221	(208)	109
Total other revenue	124	—	466	(236)	354
Total net revenue	1,037	1,000	1,771	(2,405)	1,403
Provision for loan losses	81	—	208	(28)	261
Noninterest expense
Compensation and benefits expense	23	—	283	—	306
Insurance losses and loss adjustment expenses	—	—	63	—	63
Other operating expenses	182	—	471	(208)	445
Total noninterest expense	205	—	817	(208)	814
Income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	751	1,000	746	(2,169)	328
Income tax (benefit) expense from continuing operations	(56)	—	132	—	76
Net income from continuing operations	807	1,000	614	(2,169)	252
Loss from discontinued operations, net of tax	(1)	—	(1)	—	(2)
Undistributed (loss) income of subsidiaries
Bank subsidiary	(597)	(597)	—	1,194	—
Nonbank subsidiaries	41	—	—	(41)	—
Net income	250	403	613	(1,016)	250
Other comprehensive loss, net of tax	(328)	(276)	(339)	615	(328)
Comprehensive (loss) income	$(78)	$127	$274	$(401)	$(78)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing (loss) revenue and other interest income
Interest and fees on finance receivables and loans	$(35)	$—	$1,403	$—	$1,368
Interest and fees on finance receivables and loans — intercompany	4	—	3	(7)	—
Interest and dividends on investment securities and other earning assets	—	—	135	(1)	134
Interest on cash and cash equivalents	2	—	3	—	5
Interest-bearing cash — intercompany	—	—	1	(1)	—
Operating leases	3	—	540	—	543
Total financing (loss) revenue and other interest income	(26)	—	2,085	(9)	2,050
Interest expense
Interest on deposits	1	—	230	—	231
Interest on short-term borrowings	17	—	10	—	27
Interest on long-term debt	281	—	143	—	424
Interest on intercompany debt	4	—	4	(8)	—
Total interest expense	303	—	387	(8)	682
Net depreciation expense on operating lease assets	2	—	387	—	389
Net financing revenue	(331)	—	1,311	(1)	979
Cash dividends from subsidiaries
Nonbank subsidiaries	41	—	—	(41)	—
Other revenue
Insurance premiums and service revenue earned	—	—	241	—	241
(Loss) gain on mortgage and automotive loans, net	(2)	—	16	—	14
Other gain on investments, net	—	—	27	—	27
Other income, net of losses	268	—	223	(377)	114
Total other revenue	266	—	507	(377)	396
Total net revenue	(24)	—	1,818	(419)	1,375
Provision for loan losses	107	—	164	—	271
Noninterest expense
Compensation and benefits expense	122	—	163	—	285
Insurance losses and loss adjustment expenses	—	—	88	—	88
Other operating expenses	288	—	494	(377)	405
Total noninterest expense	410	—	745	(377)	778
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(541)	—	909	(42)	326
Income tax (benefit) expense from continuing operations	(134)	—	247	—	113
Net (loss) income from continuing operations	(407)	—	662	(42)	213
Income (loss) from discontinued operations, net of tax	2	—	(1)	—	1
Undistributed income of subsidiaries
Bank subsidiary	389	389	—	(778)	—
Nonbank subsidiaries	230	—	—	(230)	—
Net income	214	389	661	(1,050)	214
Other comprehensive income, net of tax	20	5	19	(24)	20
Comprehensive income	$234	$394	$680	$(1,074)	$234

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

March 31, 2018 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$56	$—	$712	$—	$768
Interest-bearing	5	—	2,948	—	2,953
Interest-bearing — intercompany	735	—	577	(1,312)	—
Total cash and cash equivalents	796	—	4,237	(1,312)	3,721
Equity securities	—	—	680	—	680
Available-for-sale securities	—	—	22,726	—	22,726
Held-to-maturity securities	—	—	2,033	(66)	1,967
Loans held-for-sale, net	—	—	126	—	126
Finance receivables and loans, net
Finance receivables and loans, net	6,443	—	118,884	—	125,327
Intercompany loans to
Nonbank subsidiaries	1,311	—	415	(1,726)	—
Allowance for loan losses	(145)	—	(1,133)	—	(1,278)
Total finance receivables and loans, net	7,609	—	118,166	(1,726)	124,049
Investment in operating leases, net	14	—	8,516	—	8,530
Intercompany receivables from
Bank subsidiary	86	—	—	(86)	—
Nonbank subsidiaries	41	—	61	(102)	—
Investment in subsidiaries
Bank subsidiary	16,163	16,163	—	(32,326)	—
Nonbank subsidiaries	7,520	—	—	(7,520)	—
Premiums receivable and other insurance assets	—	—	2,197	—	2,197
Other assets	2,221	—	5,072	(1,268)	6,025
Total assets	$34,450	$16,163	$163,814	$(44,406)	$170,021
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$122	$—	$122
Interest-bearing	6	—	97,318	—	97,324
Interest-bearing — intercompany	—	—	735	(735)	—
Total deposit liabilities	6	—	98,175	(735)	97,446
Short-term borrowings	2,957	—	6,607	—	9,564
Long-term debt	16,808	—	28,268	—	45,076
Intercompany debt to
Bank subsidiary	65	—	—	(65)	—
Nonbank subsidiaries	992	—	1,311	(2,303)	—
Intercompany payables to
Nonbank subsidiaries	115	—	106	(221)	—
Interest payable	209	—	285	—	494
Unearned insurance premiums and service revenue	—	—	2,904	—	2,904
Accrued expenses and other liabilities	216	—	2,473	(1,234)	1,455
Total liabilities	21,368	—	140,129	(4,558)	156,939
Total equity	13,082	16,163	23,685	(39,848)	13,082
Total liabilities and equity	$34,450	$16,163	$163,814	$(44,406)	$170,021

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2017 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$74	$—	$770	$—	$844
Interest-bearing	5	—	3,403	—	3,408
Interest-bearing — intercompany	1,138	—	695	(1,833)	—
Total cash and cash equivalents	1,217	—	4,868	(1,833)	4,252
Equity securities	—	—	518	—	518
Available-for-sale securities	—	—	22,303	—	22,303
Held-to-maturity securities	—	—	1,973	(74)	1,899
Loans held-for-sale, net	—	—	108	—	108
Finance receivables and loans, net
Finance receivables and loans, net	7,434	—	115,459	—	122,893
Intercompany loans to
Nonbank subsidiaries	879	—	408	(1,287)	—
Allowance for loan losses	(185)	—	(1,091)	—	(1,276)
Total finance receivables and loans, net	8,128	—	114,776	(1,287)	121,617
Investment in operating leases, net	19	—	8,722	—	8,741
Intercompany receivables from
Bank subsidiary	80	—	—	(80)	—
Nonbank subsidiaries	71	—	77	(148)	—
Investment in subsidiaries
Bank subsidiary	16,962	16,962	—	(33,924)	—
Nonbank subsidiaries	8,111	—	—	(8,111)	—
Premiums receivable and other insurance assets	—	—	2,082	(35)	2,047
Other assets	2,207	—	5,105	(1,649)	5,663
Total assets	$36,795	$16,962	$160,532	$(47,141)	$167,148
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$108	$—	$108
Interest-bearing	12	—	93,136	—	93,148
Interest-bearing — intercompany	—	—	1,139	(1,139)	—
Total deposit liabilities	12	—	94,383	(1,139)	93,256
Short-term borrowings	3,171	—	8,242	—	11,413
Long-term debt	17,966	—	26,260	—	44,226
Intercompany debt to
Bank subsidiary	74	—	—	(74)	—
Nonbank subsidiaries	1,103	—	879	(1,982)	—
Intercompany payables to
Bank subsidiary	4	—	—	(4)	—
Nonbank subsidiaries	132	—	127	(259)	—
Interest payable	200	—	175	—	375
Unearned insurance premiums and service revenue	—	—	2,604	—	2,604
Accrued expenses and other liabilities	639	—	2,790	(1,649)	1,780
Total liabilities	23,301	—	135,460	(5,107)	153,654
Total equity	13,494	16,962	25,072	(42,034)	13,494
Total liabilities and equity	$36,795	$16,962	$160,532	$(47,141)	$167,148

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$456	$1,000	$1,812	$(2,171)	$1,097
Investing activities
Purchases of equity securities	—	—	(374)	—	(374)
Proceeds from sales of equity securities	—	—	220	—	220
Purchases of available-for-sale securities	—	—	(2,360)	—	(2,360)
Proceeds from sales of available-for-sale securities	—	—	328	—	328
Proceeds from repayments of available-for-sale securities	—	—	795	—	795
Purchases of held-to-maturity securities	—	—	(155)	—	(155)
Proceeds from repayments of held-to-maturity securities	—	—	35	—	35
Net change in investment securities — intercompany	—	—	9	(9)	—
Purchases of finance receivables and loans held-for-investment	—	—	(2,317)	820	(1,497)
Proceeds from sales of finance receivables and loans initially held-for-investment	820	—	—	(820)	—
Originations and repayments of finance receivables and loans held-for-investment and other, net	432	—	(1,732)	—	(1,300)
Net change in loans — intercompany	(423)	—	1	422	—
Purchases of operating lease assets	—	—	(969)	—	(969)
Disposals of operating lease assets	4	—	972	—	976
Capital contributions to subsidiaries	(49)	(6)	—	55	—
Returns of contributed capital	38	—	—	(38)	—
Net change in nonmarketable equity investments	—	—	(19)	—	(19)
Other, net	(3)	—	(80)	1	(82)
Net cash provided by (used in) investing activities	819	(6)	(5,646)	431	(4,402)
Financing activities
Net change in short-term borrowings — third party	(214)	—	(1,634)	—	(1,848)
Net (decrease) increase in deposits	(6)	—	3,776	403	4,173
Proceeds from issuance of long-term debt — third party	15	—	6,650	—	6,665
Repayments of long-term debt — third party	(1,152)	—	(4,619)	—	(5,771)
Net change in debt — intercompany	(127)	—	422	(295)	—
Repurchase of common stock	(185)	—	—	—	(185)
Dividends paid — third party	(58)	—	—	—	(58)
Dividends paid and returns of contributed capital — intercompany	—	(1,000)	(1,208)	2,208	—
Capital contributions from parent	—	6	49	(55)	—
Net cash (used in) provided by financing activities	(1,727)	(994)	3,436	2,261	2,976
Effect of exchange-rate changes on cash and cash equivalents	—	—	(2)	—	(2)
Net decrease in cash and cash equivalents and restricted cash	(452)	—	(400)	521	(331)
Cash and cash equivalents and restricted cash at beginning of year	1,395	—	5,707	(1,833)	5,269
Cash and cash equivalents and restricted cash at March 31,	$943	$—	$5,307	$(1,312)	$4,938
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

March 31, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Cash and cash equivalents as disclosed on the Condensed Consolidated Balance Sheet	$796	$—	$4,237	$(1,312)	$3,721
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	147	—	1,070	—	1,217
Total cash and cash equivalents and restricted cash as disclosed in the Condensed Consolidated Statement of Cash Flows	$943	$—	$5,307	$(1,312)	$4,938

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 11 for additional details describing the nature of restricted cash balances.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash (used in) provided by operating activities	$(149)	$—	$1,284	$40	$1,175
Investing activities
Purchases of equity securities	—	—	(137)	—	(137)
Proceeds from sales of equity securities	—	—	314	—	314
Purchases of available-for-sale securities	—	—	(2,696)	—	(2,696)
Proceeds from sales of available-for-sale securities	—	—	731	—	731
Proceeds from repayments of available-for-sale securities	—	—	589	—	589
Purchases of held-to-maturity securities	—	—	(215)	—	(215)
Proceeds from repayments of held-to-maturity securities	—	—	5	—	5
Net change in investment securities — intercompany	1	—	261	(262)	—
Purchases of finance receivables and loans held-for-investment	(15)	—	(390)	—	(405)
Proceeds from sales of finance receivables and loans initially held-for-investment	—	—	1,164	—	1,164
Originations and repayments of finance receivables and loans held-for-investment and other, net	931	—	(1,145)	(960)	(1,174)
Net change in loans — intercompany	1,146	—	170	(1,316)	—
Purchases of operating lease assets	—	—	(893)	—	(893)
Disposals of operating lease assets	1	—	1,544	—	1,545
Capital contributions to subsidiaries	(83)	—	—	83	—
Returns of contributed capital	645	—	—	(645)	—
Net change in nonmarketable equity investments	—	—	213	—	213
Other, net	(26)	—	64	(94)	(56)
Net cash provided by (used in) investing activities	2,600	—	(421)	(3,194)	(1,015)
Financing activities
Net change in short-term borrowings — third party	1,278	—	(5,581)	—	(4,303)
Net (decrease) increase in deposits	(82)	—	5,533	—	5,451
Proceeds from issuance of long-term debt — third party	330	—	3,196	962	4,488
Repayments of long-term debt — third party	(2,870)	—	(4,703)	—	(7,573)
Net change in debt — intercompany	(203)	—	(1,146)	1,349	—
Repurchase of common stock	(169)	—	—	—	(169)
Dividends paid — third party	(38)	—	—	—	(38)
Dividends paid and returns of contributed capital — intercompany	—	—	(686)	686	—
Capital contributions from parent	—	—	83	(83)	—
Net cash used in financing activities	(1,754)	—	(3,304)	2,914	(2,144)
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents and restricted cash	697	—	(2,441)	(240)	(1,984)
Cash and cash equivalents and restricted cash at beginning of year	989	—	7,293	(401)	7,881
Cash and cash equivalents and restricted cash at March 31,	$1,686	$—	$4,852	$(641)	$5,897
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

March 31, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Cash and cash equivalents as disclosed on the Condensed Consolidated Balance Sheet	$1,490	$—	$3,453	$(641)	$4,302
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	196	—	1,399	—	1,595
Total cash and cash equivalents and restricted cash as disclosed in the Condensed Consolidated Statement of Cash Flows	$1,686	$—	$4,852	$(641)	$5,897

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 11 for additional details describing the nature of restricted cash balances.

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
Securities Litigation
In October 2016, a purported class action—Bucks County Employees Retirement Fund v. Ally Financial Inc. et al.—was filed in the Circuit Court for Wayne County in the State of Michigan (Case No. 16-013616-CZ). This matter was removed to the U.S. District Court for the Eastern District of Michigan on November 18, 2016. The complaint alleges material misstatements and omissions in connection with Ally’s initial public offering in April 2014, including a failure to adequately disclose the severity of rising subprime automotive loan delinquency rates, deficient underwriting measures employed in the origination of subprime automotive loans, and aggressive tactics used with low-income borrowers. The request for relief includes an indeterminate amount of damages, fees, and costs and other remedies. In January 2017, another purported class action—National Shopmen Pension Fund v. Ally Financial Inc. et al.—was filed in the Circuit Court for Oakland County in the State of Michigan (Case No. 2017-156719-CB). This matter was removed to the U.S. District Court for the Eastern District of Michigan on January 30, 2017. In March 2017, a third purported class action—James McIntire v. Ally Financial Inc. et al.—was filed in the Circuit Court for Wayne County in the State of Michigan (Case No. 17-003811-CZ). This matter was removed to the U.S. District Court for the Eastern District of Michigan on March 15, 2017. The allegations and requested relief in the National Shopmen Pension Fund and James McIntire complaints are substantially similar to those included in the complaint filed by Bucks County Employees Retirement Fund. All three matters were remanded from the U.S. District Court for the Eastern District of Michigan to the state circuit courts on May 26, 2017, and have been consolidated for discovery in Wayne County Circuit Court as In re Ally Financial, Inc. Securities Litigation (Case No. 16-013616-CB). In November 2017, the plaintiffs filed a consolidated amended complaint. In April 2018, the court entered a scheduling order setting deadlines for briefing of defendants’ joint motion for summary disposition. We intend to vigorously defend against each of these actions.
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
Other Contingencies
Ally and its subsidiaries, including Ally Bank, are or may be subject to potential liability under various other contingent exposures, including indemnification, tax, self-insurance, and other miscellaneous contingencies. We accrue for a contingent exposure when a loss becomes probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment. No assurance exists that our accruals will not need to be adjusted in the future, and actual losses may be higher or lower than any amounts accrued or estimated for those exposures, possibly to a significant degree. On the basis of information currently available, we do not believe that these other contingent exposures will be material to our consolidated financial condition, results of operations, or cash flows. Refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for additional information related to our policy for establishing reserves for legal and regulatory matters.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

25.    Subsequent Events
Declaration of Quarterly Dividend
On April 10, 2018, the Board declared a quarterly cash dividend of $0.13 per share on all common stock. The dividend is payable on May 15, 2018, to stockholders of record at the close of business on May 1, 2018.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Financial Data
The selected historical financial information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), and our Condensed Consolidated Financial Statements and the notes thereto. The historical financial information presented may not be indicative of our future performance.
The following table presents selected Condensed Consolidated Statement of Comprehensive Income, earnings per common share, and market price data.

	Three months ended March 31,
($ in millions, except per share data; shares in thousands)	2018	2017
Total financing revenue and other interest income	$2,116	$2,050
Total interest expense	794	682
Net depreciation expense on operating lease assets	273	389
Net financing revenue and other interest income	1,049	979
Total other revenue	354	396
Total net revenue	1,403	1,375
Provision for loan losses	261	271
Total noninterest expense	814	778
Income from continuing operations before income tax expense	328	326
Income tax expense from continuing operations	76	113
Net income from continuing operations	252	213
(Loss) income from discontinued operations, net of tax	(2)	1
Net income	$250	$214
Basic earnings per common share (a):
Net income from continuing operations	$0.58	$0.46
Net income	0.57	0.46
Weighted-average common shares outstanding	436,213	465,961
Diluted earnings per common share (a):
Net income from continuing operations	$0.57	$0.46
Net income	0.57	0.46
Weighted-average common shares outstanding	438,931	466,829
Market price per common share:
High closing	$30.83	$23.48
Low closing	25.94	19.13
Period-end closing	27.15	20.33
Cash dividends declared per common share	$0.13	$0.08
Period-end common shares outstanding	432,691	462,193

(a)	Includes shares related to share-based compensation that vested but were not yet issued for the three months March 31, 2018, and 2017.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents selected Condensed Consolidated Balance Sheet and ratio data.

	At and for the three months ended March 31,
($ in millions)	2018	2017
Selected period-end balance sheet data:
Total assets	$170,021	$162,101
Total deposit liabilities	$97,446	$84,486
Long-term debt	$45,076	$51,061
Total equity	$13,082	$13,365
Financial ratios:
Return on average assets (a)	0.61%	0.54%
Return on average equity (a)	7.68%	6.46%
Equity to assets (a)	7.88%	8.35%
Common dividend payout ratio (b)	22.81%	17.39%
Net interest spread (a) (c)	2.48%	2.47%
Net yield on interest-earning assets (a) (d)	2.64%	2.60%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)	Common dividend payout ratio was calculated using basic earnings per common share.

(c)
Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.

(d)	Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

As of January 1, 2015, Ally became subject to the rules implementing the 2010 Basel III capital framework in the United States (U.S. Basel III), which reflect new and higher capital requirements, capital buffers, and new regulatory capital definitions, deductions and adjustments. Certain aspects of U.S. Basel III, including the new capital buffers, are subject to a phase-in period through December 31, 2018. To assess our capital adequacy against the full impact of U.S. Basel III, we also present “fully phased-in” information that reflects regulatory capital rules that will take effect once the transition period has ended. Refer to Note 17 to the Condensed Consolidated Financial Statements for further information. The following table presents selected regulatory capital data.

	March 31, 2018		March 31, 2017
($ in millions)	Transitional	Fully phased-in (a)	Transitional	Fully phased-in (a)
Common Equity Tier 1 capital ratio	9.26%	9.24%	9.40%	9.28%
Tier 1 capital ratio	10.98%	10.96%	11.09%	11.05%
Total capital ratio	12.57%	12.55%	12.70%	12.66%
Tier 1 leverage ratio (to adjusted quarterly average assets) (b)	9.26%	9.26%	9.51%	9.50%
Total equity	$13,082	$13,082	$13,365	$13,365
Goodwill and certain other intangibles	(292)	(292)	(281)	(291)
Deferred tax assets arising from net operating loss and tax credit carryforwards (c)	(309)	(309)	(493)	(616)
Other adjustments	598	598	332	332
Common Equity Tier 1 capital	13,079	13,079	12,923	12,790
Trust preferred securities	2,492	2,492	2,489	2,489
Deferred tax assets arising from net operating loss and tax credit carryforwards	—	—	(123)	—
Other adjustments	(59)	(59)	(44)	(44)
Tier 1 capital	15,512	15,512	15,245	15,235
Qualifying subordinated debt and other instruments qualifying as Tier 2	1,029	1,029	1,103	1,103
Qualifying allowance for credit losses and other adjustments	1,219	1,219	1,111	1,111
Total capital	$17,760	$17,760	$17,459	$17,449
Risk-weighted assets (d)	$141,246	$141,561	$137,438	$137,859

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

Management’s Discussion and Analysis
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

	Three months ended March 31,
($ in millions)	2018	2017	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$975	$993	(2)
Insurance	258	279	(8)
Mortgage Finance	44	34	29
Corporate Finance	54	52	4
Corporate and Other	72	17	n/m
Total	$1,403	$1,375	2
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$268	$288	(7)
Insurance	27	40	(33)
Mortgage Finance	8	9	(11)
Corporate Finance	29	25	16
Corporate and Other	(4)	(36)	89
Total	$328	$326	1
n/m = not meaningful

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

•
Our Dealer Financial Services is one of the largest full service automotive finance operations in the country and offers a wide range of financial services and insurance products to approximately 18,700 automotive dealerships and approximately 4.3 million consumer automotive customers. Dealer Financial Services consists of two separate reportable segments—Automotive Finance and Insurance operations.

Our automotive finance services include providing retail installment sales contracts, loans and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, warehouse lines to companies, fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles and equipment, and vehicle remarketing services. Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers that originate loans and leases for their retail customers to acquire new and used vehicles. Ally and other automotive finance providers purchase these loans and leases from automotive dealers, which are independently owned businesses and are the primary customers of our automotive finance business. As the marketplace evolves, our strategy continues to focus on diversifying our operations by expanding into different products, responding to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers, and continuing to strengthen and expand our network of dealer relationships. To enhance our automotive finance offerings, relationships, and digital capabilities, we recently built upon the platform acquired from the purchase of Blue Yield and introduced Clearlane, an online automotive lender exchange, expanding our direct-to-consumer capabilities and providing an end-to-end digital platform for consumers seeking financing and dealers looking to drive online sales.
The Growth channel was established to focus on developing dealer relationships beyond our existing relationships that primarily were developed through our role as a captive finance company historically for the General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler) brands, and was expanded to include our direct-to-consumer lending offering, and other online automotive retailers. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to Ally products and services. The success of the Growth channel has been a key enabler to converting our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have approximately 12,000 dealer relationships, of which approximately 11,000 are franchised dealers (from brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda, and others), recreational vehicle (RV) dealers, or used vehicle only retailers that have a national presence.
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide vehicle service contracts (VSCs), vehicle maintenance contracts (VMCs), guaranteed asset protection (GAP) products, and other ancillary products desired by consumers. We also underwrite selected commercial insurance coverages, which primarily insure dealers’ wholesale vehicle inventory. Ally Premier Protection is our flagship vehicle service contract offering, which provides coverage for new and used vehicles of virtually all makes and models. We also offer ClearGuard, on the SmartAuction platform, which is a protection product designed to minimize the risk to dealers from arbitration claims for eligible vehicles sold at auction. Additionally, we are the preferred VSC and protection plan provider for GM Canada.

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

Our bulk loan purchase program acquires loans beyond our current customer base and seeks to purchase only from sellers with the financial capacity to support strong representations and warranties and who have the industry knowledge and experience to originate high-quality assets. Our bulk loan purchases are held-for-investment. During the three months ended March 31, 2018, we purchased $1.3 billion of mortgage loans that were originated by third parties. Through our direct-to-consumer channel, introduced late in 2016, we offer a variety of competitively-priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment partner. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo mortgages are originated as held-for-investment. Currently, we retain no mortgage servicing rights associated with loans that are sold. Loans that we retain are serviced by a third party.

•
Our Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle market companies. We believe our attractive deposit-based funding model coupled with our expanded product offerings and deep industry relationships provide an advantage over our competition, which includes other banks as well as publicly and privately held finance companies. Our Corporate Finance lending portfolio is almost entirely composed of first lien, first out loans. Our primary focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, restructurings, and working capital. The portfolio is well diversified across multiple industries including retail, manufacturing, distribution, service companies, and other specialty sectors. These specialty sectors include our Healthcare and Technology Finance verticals. The Healthcare vertical provides financing across the healthcare spectrum including services, pharmaceuticals, manufacturing, and medical devices and supplies. Our Technology Finance vertical provides financing

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

solutions to venture capital-backed, technology-based companies. Additionally, later in 2017, we launched a commercial real estate product focused on lending to skilled nursing facilities, senior housing, medical office buildings, and hospitals.

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

In May 2017, we launched Ally Invest, our digital brokerage and wealth management offering that combines the platform we acquired from the June 2016 acquisition of TradeKing Group, Inc. (TradeKing) with our award-winning online banking products in a single, convenient customer experience that provides low-cost investing with competitive deposit products. Through Ally Invest, we are able to offer a broader array of personal finance products through a fully-integrated digital consumer platform centered around self-directed products and digital advisory services. Our value proposition is based on the combination of attractive pricing, a broad product offering for active and passive investors, and outstanding client-focused and user-friendly customer service that is accessible 24 hours a day, seven days a week, via the phone, web or email—consistent with the Ally brand. Financial results related to our online brokerage operations are currently included within Corporate and Other.
We continue to invest in enhancing the customer experience with integrated features across product lines on our digital platform. We also continue to build on our existing foundation of approximately 5.8 million consumer automotive financing and primary deposit customers, strong brand, and innovative culture. Upon launching our first ever enterprise-wide campaign themed “Do It Right,” we introduced a broad audience to our full suite of digital financial services, which emphasizes our relentless customer-centric focus and commitment to constantly create and reinvent our product offerings and digital experiences to meet the needs of consumers. Our product offerings and brand continue to gain traction in the marketplace, as demonstrated by industry recognition of our award-winning direct online bank and strong retention rates of our customer base.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by line of business.

	Three months ended March 31,
($ in millions)	2018	2017	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,116	$2,050	3
Total interest expense	794	682	(16)
Net depreciation expense on operating lease assets	273	389	30
Net financing revenue and other interest income	1,049	979	7
Other revenue
Insurance premiums and service revenue earned	256	241	6
Gain on mortgage and automotive loans, net	1	14	(93)
Other (loss) gain on investments, net	(12)	27	(144)
Other income, net of losses	109	114	(4)
Total other revenue	354	396	(11)
Total net revenue	1,403	1,375	2
Provision for loan losses	261	271	4
Noninterest expense
Compensation and benefits expense	306	285	(7)
Insurance losses and loss adjustment expenses	63	88	28
Other operating expenses	445	405	(10)
Total noninterest expense	814	778	(5)
Income from continuing operations before income tax expense	328	326	1
Income tax expense from continuing operations	76	113	33
Net income from continuing operations	$252	$213	18
We earned net income from continuing operations of $252 million for the three months ended March 31, 2018, compared to $213 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, results were favorably impacted by higher net financing revenue across our lending operations resulting from a continued focus on optimizing portfolio growth within our Automotive Finance operations, and growth within our Mortgage Finance and Corporate Finance operations. Higher investment securities balances and a more favorable interest rate environment also contributed to higher yields on our earning assets. Results were also favorably impacted by the reduction in the U.S. federal corporate tax rate enacted as a result of the Tax Cuts and Jobs Act of 2017 (the Tax Act), a decrease in the provision for loan losses, and lower insurance losses. These items were partially offset by lower net operating lease revenue due to runoff in our legacy GM lease portfolio, higher noninterest expense, and $40 million of unrealized losses on equity securities due to declines in the fair value of securities.
Net financing revenue and other interest income increased $70 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Income from our portfolio of investment securities and other earning assets, including cash and cash equivalents, increased $52 million for the three months ended March 31, 2018, compared to the same period in 2017, due primarily to growth of investment securities balances as we continue to utilize this portfolio to manage liquidity and generate a stable source of income. Net financing revenue and other interest income from our Automotive Finance operations increased, despite continued runoff of our legacy GM lease portfolio, which we expect to be substantially wound-down by the second quarter of 2018. Retail automotive financing revenue continued to benefit from our actions and efforts to reposition our origination profile to focus on capital optimization and risk-adjusted returns, as well as higher average retail asset levels. Commercial automotive financing revenue also increased during the period due to higher benchmark interest rates, partially offset by a decrease in average outstanding floorplan assets resulting from lower average dealer inventory levels. Net financing revenue and other interest income within our Mortgage Finance operations was favorably impacted by increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans. Net financing revenue and other interest income within our Corporate Finance operations was favorably impacted by our strategy to responsibly grow assets and our product suite within existing verticals while selectively pursuing opportunities to broaden industry and product diversification. Total interest expense increased 16% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. While we continue to shift borrowings toward more cost-effective deposit funding and to reduce our dependence on market-based funding through reductions in higher-cost secured and unsecured debt, interest expense increased as a result of higher market rates across all funding sources. Additionally, our overall borrowing

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

levels were higher to support the growth in our lending operations. Our total deposit liabilities increased to $97.4 billion as of March 31, 2018, as compared to $93.3 billion as of December 31, 2017.
Gain on mortgage and automotive loans decreased to $1 million for the three months ended March 31, 2018, as compared to $14 million for the three months ended March 31, 2017. During the three months ended March 31, 2017, we utilized whole-loan sales to proactively manage our overall credit exposure, asset levels, funding, and capital utilization, including the sale of retail automotive loans, as well as previously written-down retail automotive loans related to consumers in Chapter 13 bankruptcy.
Other loss on investments was $12 million for the three months ended March 31, 2018, compared to a gain of $27 million for the three months ended March 31, 2017. The loss on investments for the three months ended March 31, 2018, includes $40 million of unrealized losses due to the decline in the fair value of our portfolio of equity securities. Beginning January 1, 2018, as a result of a change in accounting principles, unrealized gains and losses on equity securities are included in net income. Refer to Note 1 to the Condensed Consolidated Financial Statements for further discussion.
The provision for loan losses was $261 million for the three months ended March 31, 2018, compared to $271 million for the three months ended March 31, 2017. The decrease in provision for loan losses was primarily driven by our automotive finance business where we experienced overall favorable credit performance including lower than anticipated losses associated with the hurricanes experienced in the third quarter of 2017. This favorability was partially offset by growth in our consumer automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion.
Noninterest expense was $814 million for the three months ended March 31, 2018, compared to $778 million for the three months ended March 31, 2017. The increase was driven by expenses related to supporting the growth of our retail deposits and consumer automotive loan portfolios. We also continue to make investments in product expansion initiatives to grow our direct-to-consumer mortgage offering, in our technology platform to enhance the customer experience in our digital wealth management offering, and in marketing activities to promote brand awareness. Additionally, compensation and benefits expense was impacted by a one-time tax reform-related bonus paid to eligible Ally employees during the three months ended March 31, 2018. These increases were partially offset by lower insurance losses and loss adjustment expenses, primarily driven by severe hailstorms in the first quarter of 2017 and the ceding of weather-related losses during the three months ended March 31, 2018, subject to a reinsurance agreement entered into in April 2017.
We recognized total income tax expense from continuing operations of $76 million for the three months ended March 31, 2018, compared to $113 million for the three months ended March 31, 2017. The decrease in income tax expense for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily driven by the reduction in the U.S. federal corporate tax rate enacted as a result of the Tax Act, partially offset by tax benefits in 2017 from the release of valuation allowance against our capital-in-nature deferred tax assets and foreign tax credit carryforwards.

Management’s Discussion and Analysis
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

	Three months ended March 31,
($ in millions)	2018	2017	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,012	$924	10
Commercial	342	304	13
Operating leases	382	543	(30)
Other interest income	2	2	—
Total financing revenue and other interest income	1,738	1,773	(2)
Interest expense	556	492	(13)
Net depreciation expense on operating lease assets	273	389	30
Net financing revenue and other interest income	909	892	2
Other revenue
Gain on automotive loans, net	—	24	(100)
Other income	66	77	(14)
Total other revenue	66	101	(35)
Total net revenue	975	993	(2)
Provision for loan losses	259	268	3
Noninterest expense
Compensation and benefits expense	131	129	(2)
Other operating expenses	317	308	(3)
Total noninterest expense	448	437	(3)
Income from continuing operations before income tax expense	$268	$288	(7)
Total assets	$114,934	$115,154	—
Components of net operating lease revenue, included in amounts above, were as follows.

	Three months ended March 31,
($ in millions)	2018	2017	Favorable/(unfavorable) % change
Net operating lease revenue
Operating lease revenue	$382	$543	(30)
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains and losses)	291	386	25
Remarketing (gains) losses	(18)	3	n/m
Net depreciation expense on operating lease assets	273	389	30
Total net operating lease revenue	$109	$154	(29)
Investment in operating leases, net	$8,530	$10,461	(18)
n/m = not meaningful

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the average balance and yield of the loan and lease portfolios of our Automotive Financing operations.

	2018		2017
Three months ended March 31, ($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$68,727	5.90%	$65,579	5.66%
Commercial
Wholesale floorplan	29,359	3.83	32,466	3.10
Other commercial automotive (d)	6,104	4.32	5,553	4.09
Investment in operating leases, net (e)	8,629	5.12	10,931	5.71

(a)	Average balances are calculated using a daily average methodology.

(b)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.

(c)	Includes the effects of derivative financial instruments designated as hedges.

(d)	Consists of automotive dealer term loans, including those to finance dealership land and buildings, dealer fleet financing, and other equipment financing.

(e)
Yield includes gains on sale of $18 million and losses on sale of $3 million for the three months ended March 31, 2018, and 2017, respectively. Excluding these gains and losses on sale, the annualized yield would be 4.28% and 5.82% for the three months ended March 31, 2018, and 2017, respectively.

Our Automotive Finance operations earned income from continuing operations before income tax expense of $268 million for the three months ended March 31, 2018, compared to $288 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, we continued to focus on repositioning our origination profile to drive capital optimization, and expanding risk-adjusted returns. As a result, we experienced higher consumer financing revenue primarily due to an increase in consumer portfolio yields and assets. We also experienced higher commercial financing revenue primarily due to higher yields resulting from higher benchmark interest rates, and a decrease in provision for loan losses resulting from favorable credit performance. These favorable items were more than offset by a decrease in net operating lease revenue primarily resulting from the continued runoff of our legacy GM lease portfolio. Results were also unfavorably impacted by higher interest expense, due primarily to higher market rates.
Consumer financing revenue increased $88 million for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to improved portfolio yields as a result of our continued focus on expanding risk-adjusted returns, as well as higher average retail loan balances.
Commercial financing revenue increased $38 million for the three months ended March 31, 2018, compared to the same period in 2017. The increase was primarily due to higher yields resulting from higher benchmark interest rates, partially offset by a decrease in average outstanding floorplan assets resulting from lower average dealer inventory levels. The increase was also due to an increase in non-floorplan dealer loan balances.
Interest expense was $556 million for the three months ended March 31, 2018, compared to $492 million in the same period in 2017. The increase was primarily due to higher funding costs as a result of a rising interest rate environment.
During the three months ended March 31, 2018, we had no gains from the sale of automotive loans, as compared to a gain of $24 million for the same period in 2017. During the three months ended March 31, 2017, we utilized whole-loan sales to proactively manage our overall credit exposure, asset levels, funding, and capital utilization, including the sale of retail automotive loans, as well as previously written-down retail automotive loans related to consumers in Chapter 13 bankruptcy.
Other income decreased 14% for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to a decrease in servicing fee income resulting from lower levels of off-balance sheet retail serviced assets.
Total net operating lease revenue decreased 29% for the three months ended March 31, 2018, compared to the same period in 2017. The decrease was primarily due to the runoff of our legacy GM lease portfolio, which we expect to be substantially wound-down by the second quarter of 2018. The decrease was partially offset by more favorable remarketing gains. We recognized remarketing gains of $18 million for the three months ended March 31, 2018, compared to remarketing losses of $3 million for the same period in 2017. Refer to the Lease Residual Risk Management section of this MD&A for further discussion.
The provision for loan losses was $259 million for the three months ended March 31, 2018, compared to $268 million for the same period in 2017. The decrease in provision for loan losses for the three months ended March 31, 2018, was primarily driven by our consumer automotive portfolio where we experienced overall favorable credit performance including lower than anticipated losses associated with the hurricanes experienced in the third quarter of 2017. This favorability was partially offset by growth in the consumer automotive loan portfolio. Refer to the Risk Management section of this MD&A for further discussion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing
For the three months ended March 31, 2018, our average buy rate for retail originations increased 32 basis points, relative to the three months ended March 31, 2017, without reducing the credit quality of our origination mix. We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates at the time of origination, anticipated operating costs, and targeted return on equity. The increase in our average buy rate was primarily the result of an increase of interest rates and our strategy to increase our targeted return on equity and more focused deployment of stockholder capital. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.7 billion, or approximately 12.6% of our total consumer automotive loans at March 31, 2018, as compared to $8.8 billion, or approximately 12.9% of our total consumer automotive loans at December 31, 2017.
The following table presents retail loan originations by credit tier.

Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended March 31, 2018
S	$3.2	38	743
A	3.2	38	674
B	1.6	19	642
C	0.4	5	608
Total retail originations	$8.4	100	690
Three months ended March 31, 2017
S	$2.6	33	762
A	3.3	42	666
B	1.7	22	641
C	0.3	3	608
Total retail originations	$7.9	100	689

(a)
Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; loan-to-value ratio; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring. We originated an insignificant amount of retail loans classified as Tier D and Tier E during the three months ended March 31, 2018, and March 31, 2017.

The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

Three months ended March 31,	2018	2017
0–71	21%	20%
72–75	66	67
76 +	13	13
Total retail originations (a)	100%	100%

(a)	Excludes RV loans.
Retail originations with a term of 76 months or more represented 13% of total retail originations for both the three months ended March 31, 2018, and March 31, 2017. Substantially all of the loans originated with a term of 76 months or more during the three months ended March 31, 2018, and 2017, were considered to be prime and in credit tiers S, A, or B. We define prime retail automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.
The following table presents the percentage of total outstanding retail loans by origination year.

March 31,	2018	2017
Pre-2014	3%	9%
2014	6	12
2015	17	27
2016	26	40
2017	36	12
2018	12	—
Total	100%	100%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The 2018, 2017, and 2016 vintages comprise 74% of the overall retail portfolio as of March 31, 2018, and have higher average buy rates than older vintages. The increases in average buy rate and expected loss were due to the execution of our targeted underwriting strategy to originate consumer automotive assets across a broad risk spectrum, and our continued focus on expanding risk-adjusted returns.
The following tables present the total retail loan and lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2018	2017	2018	2017
Used retail	$4,769	$4,211	50	48
New retail standard	3,606	3,693	38	42
Lease	1,047	924	11	10
New retail subvented	42	37	1	—
Total consumer automotive financing originations (a)	$9,464	$8,865	100	100

(a)
Includes Commercial Services Group (CSG) originations of $992 million and $989 million for the three months ended March 31, 2018, and 2017, respectively, and RV originations of $100 million and $130 million for the three months ended March 31, 2018, and 2017, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2018	2017	2018	2017
Growth channel	$4,183	$3,502	44	40
GM dealers	2,846	2,867	30	32
Chrysler dealers	2,435	2,496	26	28
Total consumer automotive financing originations	$9,464	$8,865	100	100
During the three months ended March 31, 2018, total consumer originations increased $599 million compared to the same period in 2017. The increase was due to larger volume from the Growth channel, with our continued focus on obtaining appropriate risk-adjusted returns.
We have included origination metrics by loan term and FICO® Score within this MD&A. However, the proprietary way we evaluate risk is based on multiple inputs as described in the section titled Automotive Financing Volume — Acquisition and Underwriting within the MD&A in our 2017 Annual Report on Form 10-K.
The following table presents the percentage of total retail loan and lease originations, in dollars, by FICO® Score.

Three months ended March 31,	2018	2017
740 +	25%	25%
739–660	36	35
659–620	23	24
619–540	9	9
< 540	1	1
Unscored (a)	6	6
Total consumer automotive financing originations	100%	100%

(a)	Unscored are primarily CSG contracts with entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 10% of total consumer originations for both the three months ended March 31, 2018, and 2017. Consumer loans and leases with FICO® Scores of less than 540 continued to comprise only 1% of total originations for the three months ended March 31, 2018. Nonprime applications that are not automatically declined by our proprietary credit-scoring models for risk reasons are manually reviewed and decisioned by an experienced underwriting team. The nonprime portfolio is subject to more stringent underwriting criteria for certain loan attributes (e.g., payment-to-income, mileage, and maximum amount financed) and generally does not include any loans with a term of 76 months or more. For discussion of our credit risk management practices and performance, refer to the section titled Risk Management.
For discussion of manufacturer marketing incentives, refer to our 2017 Annual Report on Form 10-K, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Automotive Finance Operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Commercial Wholesale Financing Volume
The following table presents the percentage of average balance of our commercial wholesale floorplan finance receivables, in dollars, by product type and by channel.

	Average balance
Three months ended March 31, ($ in millions)	2018	2017
GM new vehicles	43%	49%
Chrysler new vehicles	28	26
Growth new vehicles	15	13
Used vehicles	14	12
Total	100%	100%
Total commercial wholesale finance receivables	$29,359	$32,466
Average commercial wholesale financing receivables outstanding decreased $3.1 billion during the three months ended March 31, 2018, compared to the same period in 2017. The decrease was primarily due to a reduction in the number of dealer relationships due to the competitive environment across the automotive lending market, as well as lower dealer inventory levels during the period. Dealer inventory levels are dependent on a number of factors including manufacturer production schedules and vehicle mix, sales incentives, and industry sales—all of which can influence future wholesale balances.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term loans and automotive fleet financing. Automotive dealer term loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate and/or other dealership assets, and are typically personally guaranteed by the individual owners of the dealership. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. We also offer collateralized financing to mid-market companies, corporations, and municipalities for purchases such as construction and energy equipment, business aircraft, marine, healthcare equipment, rail cars, and more. Other commercial automotive loans, inclusive of our commercial lease portfolio, increased 10% for the three months ended March 31, 2018, compared to the same period in 2017, to an average of $6.1 billion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended March 31,
($ in millions)	2018	2017	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$256	$241	6
Interest and dividends on investment securities, net (a)	10	14	(29)
Other (loss) gain on investments, net (b)	(14)	21	(167)
Other income	6	3	100
Total insurance premiums and other income	258	279	(8)
Expense
Insurance losses and loss adjustment expenses	63	88	28
Acquisition and underwriting expense
Compensation and benefits expense	21	19	(11)
Insurance commissions expense	110	99	(11)
Other expenses	37	33	(12)
Total acquisition and underwriting expense	168	151	(11)
Total expense	231	239	3
Income from continuing operations before income tax expense	$27	$40	(33)
Total assets	$7,557	$7,230	5
Insurance premiums and service revenue written	$275	$240	15
Combined ratio (c)	88.8%	98.1%

(a)	Includes interest expense of $16 million and $11 million for the three months ended March 31, 2018, and 2017, respectively.

(b)
Other loss on investments for the three months ended March 31, 2018, includes unrealized losses on equity securities of $35 million, which are included in net income as a result of the adoption of Accounting Standards Update (ASU) 2016-01 on January 1, 2018.

(c)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Our Insurance operations earned income from continuing operations before income tax expense of $27 million for the three months ended March 31, 2018, compared to $40 million for the three months ended March 31, 2017. The decrease for the three months ended March 31, 2018, includes unrealized losses on investments in equity securities of $35 million related to the decrease in fair value of equity securities. As further described in Note 1 to the Condensed Consolidated Financial Statements, we adopted ASU 2016-01 on January 1, 2018, which requires equity investments to be measured at fair value with changes in fair value recognized in net income instead of through other comprehensive (loss) income. This decrease was mostly offset by lower weather-related losses and the ceding of weather-related losses subject to a reinsurance agreement.
Insurance premiums and service revenue earned was $256 million for the three months ended March 31, 2018, compared to $241 million for the three months ended March 31, 2017. The increase for the three months ended March 31, 2018, was primarily due to higher dealer margin and vehicle inventory insurance rates, partially offset by ceding of reinsurance premiums under a reinsurance agreement.
Insurance losses and loss adjustment expenses totaled $63 million for the three months ended March 31, 2018, compared to $88 million for the same period in 2017. The decrease for the three months ended March 31, 2018, was primarily driven by weather losses and the ceding of weather-related losses subject to a reinsurance agreement. The lower weather losses primarily drove the decrease in the combined ratio to 88.8% for the three months ended March 31, 2018, compared to 98.1% for the three months ended March 31, 2017. In April 2018, we renewed our annual reinsurance program and continue to utilize such coverage to manage our risk of loss.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Premium and Service Revenue Written
The following table summarizes premium and service revenue written by insurance product.

	Three months ended March 31,
($ in millions)	2018	2017
Vehicle service contracts
New retail	$107	$103
Used retail	131	113
Reinsurance (a)	(47)	(49)
Total vehicle service contracts (b)	191	167
Vehicle inventory insurance	62	52
Other finance and insurance (c)	22	21
Total	$275	$240

(a)	Reinsurance represents the transfer of premiums and risk from an Ally insurance company to a third-party insurance company.

(b)
VSC revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern. Refer to the section titled Recently Adopted Accounting Standards in Note 1 to the Condensed Consolidated Financial Statements for further information regarding our adoption of the amendments to the revenue recognition principles of Accounting Standards Codification 606, Revenue from Contracts with Customers, and Note 2 to the Condensed Consolidated Financial Statements for further discussion of this revenue stream and the related impacts of adoption.

(c)	Other finance and insurance includes GAP coverage, VMCs, ClearGuard, and other ancillary products.
Insurance premiums and service revenue written was $275 million for the three months ended March 31, 2018, compared to $240 million for the same period in 2017. The increase for the three months ended March 31, 2018, was primarily due to higher vehicle inventory insurance rates, higher VSC volume, and lower dealer reinsurance participation.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	March 31, 2018	December 31, 2017
Cash
Noninterest-bearing cash	$265	$298
Interest-bearing cash	859	983
Total cash	1,124	1,281
Equity securities	668	518
Available-for-sale securities
Debt securities
U.S. Treasury	396	380
U.S. States and political subdivisions	751	773
Foreign government	149	154
Agency mortgage-backed residential	629	613
Mortgage-backed residential	163	174
Mortgage-backed commercial	6	22
Corporate debt	1,230	1,256
Total available-for-sale securities	3,324	3,372
Total cash and securities	$5,116	$5,171

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended March 31,
($ in millions)	2018	2017	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$105	$71	48
Interest expense	62	37	(68)
Net financing revenue and other interest income	43	34	26
Gain on mortgage loans, net	1	—	n/m
Total net revenue	44	34	29
Provision for loan losses	2	1	(100)
Noninterest expense
Compensation and benefits expense	8	5	(60)
Other operating expenses	26	19	(37)
Total noninterest expense	34	24	(42)
Income from continuing operations before income tax expense	$8	$9	(11)
Total assets	$12,780	$8,362	53
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $8 million and $9 million for the three months ended March 31, 2018, and 2017, respectively. The decrease for the three months ended March 31, 2018, was primarily due to an increase in noninterest expense driven by continued build out of the direct-to-consumer offering and asset growth, as well as higher provision for loan losses. This decrease was partially offset by an increase in net financing revenue and other interest income driven by increased portfolio loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans and direct-to-consumer originations.
Net financing revenue and other interest income was $43 million and $34 million for the three months ended March 31, 2018, and 2017, respectively. The increase in net financing revenue and other interest income was primarily due to increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans. During the three months ended March 31, 2018, we purchased $1.3 billion of mortgage loans that were originated by third parties, compared to $327 million during the same period in 2017.
Gain on sale of mortgage loans increased $1 million for the three months ended March 31, 2018, compared to the same period in 2017, as a result of direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment partner.
The provision for loan losses increased $1 million for the three months ended March 31, 2018, compared to 2017. The increase for the three months ended March 31, 2018, was primarily driven by higher portfolio growth compared to the same period in 2017. The portfolio continues to demonstrate strong credit performance consistent with expectations.
Total noninterest expense was $34 million for the three months ended March 31, 2018, compared to $24 million for the three months ended March 31, 2017. The increase was driven by continued expansion of the direct-to-consumer offering and asset growth.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the total unpaid principal balance (UPB) of purchases and originations of consumer mortgages held-for-investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended March 31, 2018
740 +	$1,094	79
720–739	132	9
700–719	105	8
680–699	55	4
Total consumer mortgage financing volume	$1,386	100
Three months ended March 31, 2017
740 +	$266	81
720–739	34	10
700–719	20	6
680–699	5	2
660–679	2	1
Total consumer mortgage financing volume	$327	100
The following table presents the net UPB, net UPB as a percentage of total, weighted-average coupon (WAC), premium net of discounts, loan-to-value (LTV), and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
March 31, 2018
Adjustable-rate	$2,860	23	3.36%	$43	57.18%	771
Fixed-rate	9,603	77	4.02	227	61.36	770
Total	$12,463	100	3.87	$270	60.40	770
December 31, 2017
Adjustable-rate	$2,579	23	3.35%	$42	56.82%	774
Fixed-rate	8,824	77	4.02	212	62.02	771
Total	$11,403	100	3.87	$254	60.84	772

(a)	Represents UPB net of charge-offs.

(b)	Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.

(c)	Updated to reflect changes in credit score since loan origination.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended March 31,
($ in millions)	2018	2017	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$74	$54	37
Interest expense	28	20	(40)
Net financing revenue and other interest income	46	34	35
Total other revenue	8	18	(56)
Total net revenue	54	52	4
Provision for loan losses	—	6	100
Noninterest expense
Compensation and benefits expense	15	14	(7)
Other operating expenses	10	7	(43)
Total noninterest expense	25	21	(19)
Income from continuing operations before income tax expense	$29	$25	16
Total assets	$4,375	$3,438	27
Our Corporate Finance operations earned income from continuing operations before income tax expense of $29 million for the three months ended March 31, 2018, compared to $25 million for the three months ended March 31, 2017. The increase was primarily the result of higher asset levels driven by our strategy to responsibly grow the loan portfolio and expand our product suite while selectively pursuing opportunities to broaden industry and product breadth. Results were also favorably impacted by a decrease in provision for loan losses, as well as higher syndication and fee income during the first quarter of 2018. This was partially offset by lower investment income.
Net financing revenue and other interest income was $46 million for the three months ended March 31, 2018, compared to $34 million for the three months ended March 31, 2017. The increase was primarily due to the growth of our lending portfolio driven by higher new loan originations, which resulted in a 25% increase in the gross carrying value of finance receivables and loans as of March 31, 2018, compared to March 31, 2017.
Other revenue was $8 million for the three months ended March 31, 2018, compared to $18 million for the three months ended March 31, 2017. The decrease was primarily driven by a nonrecurring gain of $11 million on the sale of an equity investment during the first quarter of 2017. Additionally, we recognized a $5 million unrealized loss on an equity investment during the three months ended March 31, 2018, following the adoption of ASU 2016-01 on January 1, 2018, which requires equity investments to be measured at fair value with changes in fair value recognized in net income. Equity investment activity was partially offset by a $4 million increase in syndication and fee income for the three months ended March 31, 2018.
The provision for loan losses decreased $6 million for the three months ended March 31, 2018, compared to the same period in 2017. This decrease was primarily due to lower provision expense for individually impaired loans as well as favorable overall credit performance in the portfolio. This was partially offset by the impact related to increases in asset levels.
Total noninterest expense was $25 million for the three months ended March 31, 2018, compared to $21 million for the three months ended March 31, 2017. The increase was primarily due to increases in compensation and benefits expense and other noninterest costs associated with growth in our business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Credit Portfolio
The following table presents loans held-for-sale, the gross carrying value of finance receivables and loans outstanding, and unfunded commitments to lend of our Corporate Finance operations.

($ in millions)	March 31, 2018	December 31, 2017
Loans held-for-sale, net	$101	$77
Finance receivables and loans	4,278	3,910
Unfunded lending commitments (a)	2,132	1,813

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

	March 31, 2018	December 31, 2017
Industry
Services	30.6%	31.0%
Health services	14.1	15.6
Automotive and transportation	12.6	10.3
Wholesale	8.3	8.7
Machinery, equipment, and electronics	7.7	7.9
Chemicals and metals	6.2	5.0
Other manufactured products	5.9	7.1
Food and beverages	4.8	4.1
Retail trade	3.1	2.6
Paper, printing, and publishing	2.4	3.0
Other	4.3	4.7
Total finance receivables and loans	100.0%	100.0%

Management’s Discussion and Analysis
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

	Three months ended March 31,
($ in millions)	2018	2017	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$10	$15	(33)
Interest and dividends on investment securities and other earning assets	150	109	38
Interest on cash and cash equivalents	13	4	n/m
Other, net	(2)	(2)	—
Total financing revenue and other interest income	171	126	36
Interest expense
Original issue discount amortization (b)	24	21	(14)
Other interest expense (c)	108	101	(7)
Total interest expense	132	122	(8)
Net financing revenue and other interest income	39	4	n/m
Other revenue
Loss on mortgage and automotive loans, net	—	(10)	100
Other gain on investments, net	6	6	—
Other income, net of losses	27	17	59
Total other revenue	33	13	154
Total net revenue	72	17	n/m
Provision for loan losses	—	(4)	(100)
Total noninterest expense (d)	76	57	(33)
Loss from continuing operations before income tax expense	$(4)	$(36)	89
Total assets	$30,375	$27,917	9
n/m = not meaningful

(a)	Primarily related to financing revenue from our legacy mortgage portfolio and impacts related to hedging activities associated with our consumer automotive loan portfolio.

(b)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.

(d)
Includes reductions of $220 million and $212 million for the three months ended March 31, 2018, and 2017, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

The following table presents the scheduled remaining amortization of the original issue discount at March 31, 2018.

Year ended December 31, ($ in millions)	2018	2019	2020	2021	2022	2023 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$1,135	$1,096	$1,057	$1,014	$967	$913
Total amortization (b)	76	39	39	43	47	967	$1,211

(a)	The maximum annual scheduled amortization for any individual year is $153 million in 2030.

(b)	The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other incurred a loss from continuing operations before income tax expense of $4 million for the three months ended March 31, 2018, compared to a loss of $36 million for the three months ended March 31, 2017. The decrease in loss for the three months ended March 31, 2018, was primarily due to an increase in financing revenue and other interest income driven by an increase in interest and dividends on investment securities and other earning assets. The decrease in loss was partially offset by an increase in noninterest expense,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

including compensation and benefits, and an increase in interest expense driven by increased interest on deposits resulting from deposit growth and higher market rates as well as increased LIBOR rates on secured borrowings.
Financing revenue and other interest income was $171 million for the three months ended March 31, 2018, compared to $126 million for the three months ended March 31, 2017. The increase was primarily driven by increased interest and dividends from investment securities and other earning assets compared to 2017, primarily as a result of growth in the size of the investment portfolio. Results for the three months ended March 31, 2018, were also favorably impacted by increases in interest on cash and cash equivalents, as a result of higher yields.
Total interest expense was $132 million for the three months ended March 31, 2018, compared to $122 million for the three months ended March 31, 2017. Total interest expense increased during the three months ended March 31, 2018, compared to the same period in 2017, driven primarily by increased interest on deposits resulting from higher market rates and deposit growth as well as increased LIBOR rates on secured borrowings. The increase was partially offset by a decrease in higher-cost unsecured debt borrowings as maturities are replaced with lower cost funding.
We had no loss on mortgage and automotive loans for the three months ended March 31, 2018, compared to a loss of $10 million for the three months ended March 31, 2017. The loss during the three months ended March 31, 2017, was driven by the sale of automotive loans and the corresponding impact to the Corporate and Other segment as a result of our FTP methodology.
Other income, net of losses was $27 million for the three months ended March 31, 2018, compared to $17 million for the three months ended March 31, 2017. The increase was driven primarily by favorable derivative activity.
Noninterest expense was $76 million for the three months ended March 31, 2018, compared to $57 million for the three months ended March 31, 2017. The increases were primarily due to increased compensation and benefit costs from a one-time tax reform-related bonus paid to eligible Ally employees during the three months ended March 31, 2018, as well as other expenses to support the growth of the business.
Total assets were $30.4 billion as of March 31, 2018, compared to $27.9 billion as of March 31, 2017. The increase was primarily the result of growth in our available-for-sale and held-to-maturity securities portfolios. The increase was partially offset by a reduction of cash and cash equivalents, other assets, and the continued runoff of our legacy mortgage portfolio. At March 31, 2018, the gross carrying value of the legacy mortgage portfolio was $2.0 billion, compared to $2.6 billion at March 31, 2017.
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	March 31, 2018	December 31, 2017
Cash
Noninterest-bearing cash	$480	$523
Interest-bearing cash	2,094	2,425
Total cash	2,574	2,948
Available-for-sale securities
Debt securities
U.S. Treasury	1,373	1,397
U.S. States and political subdivisions	80	81
Agency mortgage-backed residential	14,254	13,678
Mortgage-backed residential	2,221	2,320
Mortgage-backed commercial	574	519
Asset-backed	900	936
Total available-for-sale securities	19,402	18,931
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,864	1,829
Asset-backed retained notes	31	36
Total held-to-maturity securities	1,895	1,865
Total cash and securities	$23,871	$23,744

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Ally Invest
In May 2017, we launched Ally Invest, our digital brokerage and wealth management offering that combines the platform we acquired from the June 2016 acquisition of TradeKing with our award-winning online banking products in a single, convenient customer experience that provides low-cost investing with competitive deposit products. The following table presents the trading days and average customer trades per day during each respective quarter and the number of funded accounts, total net customer assets, and total customer cash balances as of the end of each quarter since 2017.

	1st quarter 2018	4th quarter 2017	3rd quarter 2017	2nd quarter 2017	1st quarter 2017
Trading days (a)	61.0	62.5	62.5	63.0	62.0
Average customer trades per day (in thousands)	21.8	16.8	15.5	16.5	19.0
Funded accounts (b) (in thousands)	259	245	239	234	235
Total net customer assets ($ in millions)	$5,473	$5,354	$5,203	$5,006	$4,984
Total customer cash balances ($ in millions)	$1,111	$1,144	$1,168	$1,154	$1,233

(a)	Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.

(b)	Represents open and funded brokerage accounts.
Average customer trades per day increased during the first quarter of 2018 due to the combination of seasonality and increased market volatility. Average customer trades per day of 21.8 thousand represented a 30% increase from the prior quarter and a 15% increase from the prior year. Additionally, funded accounts have increased since our acquisition of TradeKing as a result of a continued focus on marketing campaigns, while net customer assets have increased due to market appreciation and growth in funded accounts. Finally, total customer cash has trended lower in recent periods as customers have shifted a higher percentage of assets into investment positions.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Risk Management
Managing the risk/reward trade-off is a fundamental component of operating our businesses, and all employees are responsible for managing risk. We use multiple layers of defense to identify, monitor, and manage current and emerging risks.

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
Our risk management program is overseen by the Ally Board of Directors (the Board). The Risk Committee of the Board (RC) sets the risk appetite across our company while risk-oriented management committees, the executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks within our risk appetite. Ally’s primary types of risk include the following:

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

Our risk-governance structure starts within each line of business, including committees established to oversee risk in their respective areas. The lines of business are responsible for their risk-based performance and compliance with risk management policies and applicable law.
The risk-management function is accountable for independently identifying, monitoring, measuring, and reporting on our various risks and for designing an effective risk management framework and structure. The risk-management function is also responsible for developing, maintaining, and implementing enterprise-risk-management policies. In addition, the Enterprise Risk Management Committee (ERMC) is responsible for supporting the Chief Risk Officer’s oversight of senior management’s responsibility to execute on Ally’s strategy within our risk appetite set by the RC and the Chief Risk Officer’s implementation of Ally’s risk-management and compliance programs. The Chief Risk Officer reports to the RC, as well as the Chief Executive Officer.
All lines of business and enterprise functions are subject to full and unrestricted audits by Audit Services. The General Auditor reports to both the Chief Executive Officer and the Audit Committee of the Board (AC), and is primarily responsible for assisting the AC in fulfilling its governance and oversight responsibilities. Audit Services is granted free and unrestricted access to any and all of our records, physical properties, technologies, management, and employees.
In addition, our Loan Review Group provides an independent assessment of the quality of our extensions of credit and credit risk management practices, and all lines of business and enterprise functions that create or influence credit risk are subject to full and unrestricted reviews by the Loan Review Group. This group also is granted free and unrestricted access to any and all of our records, physical properties, technologies, management and employees, and reports its findings directly to the RC.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	March 31, 2018	December 31, 2017
Finance receivables and loans
Automotive Finance	$106,253	$105,129
Mortgage Finance	12,733	11,657
Corporate Finance	4,278	3,910
Corporate and Other (a)	2,063	2,197
Total finance receivables and loans	125,327	122,893
Loans held-for-sale
Mortgage Finance (b)	7	13
Corporate Finance	101	77
Corporate and Other	18	18
Total loans held-for-sale	126	108
Total on-balance sheet loans	125,453	123,001
Off-balance sheet securitized loans
Automotive Finance (c)	1,658	1,964
Whole-loan sales
Automotive Finance (c)	1,167	1,399
Total off-balance sheet loans	2,825	3,363
Operating lease assets
Automotive Finance	8,530	8,741
Total loan and lease exposure	$136,808	$135,105
Serviced loans and leases
Automotive Finance	$117,134	$116,878
Mortgage Finance	12,743	11,670
Corporate Finance	4,519	3,893
Corporate and Other	1,950	2,093
Total serviced loans and leases	$136,346	$134,534

(a)	Includes $2.0 billion and $2.1 billion of consumer mortgage loans in our legacy mortgage portfolio at March 31, 2018, and December 31, 2017, respectively.

(b)	Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.

(c)	Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.
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
Since the end of 2014, we have experienced growth in our consumer retail automotive loan portfolio and a significant reduction in lease assets. This shift in our portfolio mix over the past several years has contributed to an increase in provision expense for loan losses. Consumer lease residuals are not included in the allowance for loan losses as changes in the expected residual values on consumer leases are included in depreciation expense over the remaining life of the lease. Our risk to future fluctuations in used vehicle values has diminished in recent years as our lease assets have declined materially. While all leases are exposed to potential reductions in used vehicle values, only loans where we take possession of the vehicle are affected by potential reductions in used vehicle values. Operating lease assets, net of accumulated depreciation, decreased $211 million to $8.5 billion at March 31, 2018, from $8.7 billion at December 31, 2017.
Credit Risk Management
Credit risk is defined as the risk of loss arising from an obligor not meeting its contractual obligations to Ally. Therefore, credit risk is a major source of potential economic loss to Ally. Credit risk is monitored by the risk committees, executive leadership team, and our associates. Together, they oversee credit decisioning, account servicing activities, and credit risk management processes, and monitor credit

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

risk exposures to ensure they are managed in a safe and sound manner and are within our risk appetite. In addition, our Loan Review Group provides an independent assessment of the quality of our credit portfolios and credit risk management practices, and directly reports its findings to the RC on a regular basis.
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
Another important aspect to managing credit risk involves the need to carefully monitor and manage the performance and pricing of our loan products to ensure that we generate appropriate risk-adjusted returns and are adequately compensated for the risk we are taking. When considering pricing, various granular risk-based factors are considered such as expected loss rates, loss volatility, anticipated operating costs, and targeted returns on equity. We carefully monitor credit losses and trends in credit losses in conjunction with pricing at contract inception and continue to closely monitor our loan performance and profitability performance in light of forecasted economic conditions, and manage credit risk and expectations of losses in the portfolio.
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
Furthermore, we manage our credit exposure to financial counterparties based on the risk profile of the counterparty. Within our policies we have established standards and requirements for managing counterparty risk exposures in a safe and sound manner. Counterparty credit risk is derived from multiple exposure types, including derivatives, securities trading, securities financing transactions, financial futures, cash balances (e.g., due from depository institutions, restricted accounts, and cash equivalents), and investment in debt securities. For more information on derivative counterparty credit risk, refer to Note 18 to the Condensed Consolidated Financial Statements.
We closely monitor macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. During the three months ended March 31, 2018, the U.S. economy continued to modestly expand and consumer confidence remained strong. The labor market remained healthy during the period, with the unemployment rate remaining at 4.1% as of March 31, 2018. Within the U.S. automotive market, new light vehicle sales have moderated from historic highs, and were relatively flat year over year at a Seasonally Adjusted Annual Rate of 17.2 million for the three months ended March 31, 2018. We continue to experience modest downward pressure on used vehicle values and expect that to continue throughout 2018.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans, and loans held-for-sale. At March 31, 2018, this primarily included $106.3 billion of automotive finance loans within our Automotive Finance operations, $14.7 billion of consumer mortgage loans within our Mortgage Finance operations and Corporate and Other, and $4.4 billion of corporate finance loans within our Corporate Finance operations. Refer to the section above titled Primary Lines of Business for further information about our lending operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Consumer
Finance receivables and loans
Loans at gross carrying value	$84,001	$81,821	$716	$720	$—	$—
Loans held-for-sale	7	13	—	—	—	—
Total consumer loans (b)	84,008	81,834	716	720	—	—
Commercial
Finance receivables and loans
Loans at gross carrying value	41,326	41,072	147	72	—	—
Loans held-for-sale	119	95	—	—	—	—
Total commercial loans	41,445	41,167	147	72	—	—
Total on-balance sheet loans	$125,453	$123,001	$863	$792	$—	$—

(a)	Includes nonaccrual TDR loans of $285 million and $270 million at March 31, 2018, and December 31, 2017, respectively.

(b)	Includes outstanding CSG loans of $7.5 billion and $7.3 billion at March 31, 2018, and December 31, 2017, respectively, and RV loans of $1.8 billion at both March 31, 2018, and December 31, 2017.
Total on-balance sheet loans outstanding at March 31, 2018, increased $2.5 billion to $125.5 billion from December 31, 2017, reflecting an increase of $2.2 billion in the consumer portfolio and an increase of $278 million in the commercial portfolio. The increase in consumer on-balance sheet loans was primarily due to our consumer automotive loan originations which outpaced portfolio runoff and growth in the Mortgage Finance portfolio as a result of the execution of bulk loan purchases. The increase in commercial on-balance sheet loans outstanding was primarily due to growth in our Corporate Finance portfolio in line with our business strategy.
Total TDRs outstanding at March 31, 2018, increased $30 million to $742 million from December 31, 2017. The increase was primarily driven by growth in our retail automotive loan portfolio which continues to reflect our strategy to originate loans across a broad credit spectrum. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Total nonperforming loans at March 31, 2018, increased $71 million to $863 million from December 31, 2017, reflecting an increase of $75 million of commercial nonperforming loans and a decrease of $4 million of consumer nonperforming loans. The increase in total commercial nonperforming loans was primarily driven by a higher number of accounts and higher average balances of loans on nonperforming status within our commercial automotive portfolio, as well as the downgrade of one account within the Corporate Finance portfolio. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for additional information.
The following table includes consumer and commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended March 31,
	Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2018	2017	2018	2017
Consumer	$259	$253	1.3%	1.3%
Commercial	—	—	—	—
Total finance receivables and loans at gross carrying value	$259	$253	0.8	0.9

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Net charge-offs were $259 million for the three months ended March 31, 2018, compared to $253 million for the three months ended March 31, 2017.
The following discussions titled Consumer Credit Portfolio and Commercial Credit Portfolio relate to consumer and commercial finance receivables and loans recorded at gross carrying value. Finance receivables and loans recorded at gross carrying value have an associated allowance for loan losses.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consumer Credit Portfolio
During the three months ended March 31, 2018, the credit performance of the consumer portfolio reflected both our underwriting strategy to originate consumer automotive assets across a broad credit spectrum, including used, higher LTV, extended term, Growth channel, nonprime, and nonsubvented finance receivables and loans, as well as high-quality jumbo and LMI mortgage loans that are acquired through bulk loan purchases and direct-to-consumer mortgage originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 12.6% of our total consumer automotive loans at March 31, 2018, compared to approximately 12.9% at December 31, 2017. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.
The following table includes consumer finance receivables and loans recorded at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Consumer automotive (b) (c)	$69,318	$68,071	$601	$603	$—	$—
Consumer mortgage
Mortgage Finance	12,733	11,657	28	25	—	—
Mortgage — Legacy	1,950	2,093	87	92	—	—
Total consumer finance receivables and loans	$84,001	$81,821	$716	$720	$—	$—

(a)	Includes nonaccrual TDR loans of $236 million and $219 million at March 31, 2018, and December 31, 2017, respectively.

(b)	Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 18 to the Condensed Consolidated Financial Statements for additional information.

(c)	Includes outstanding CSG loans of $7.5 billion and $7.3 billion at March 31, 2018, and December 31, 2017, respectively, and RV loans of $1.8 billion at both March 31, 2018, and December 31, 2017.
Total consumer outstanding finance receivables and loans increased $2.2 billion at March 31, 2018, compared with December 31, 2017, reflecting an increase of $1.2 billion of consumer automotive finance receivables and loans and an increase of $933 million of consumer mortgage finance receivables and loans. The increase in consumer automotive finance receivables and loans was primarily related to continued momentum in our Growth channel. The increase in consumer mortgage finance receivables and loans was primarily due to growth within the Mortgage Finance portfolio as a result of the execution of bulk loan purchases totaling $1.3 billion during the three months ended March 31, 2018, partially offset by total consumer mortgage portfolio runoff.
Total consumer nonperforming finance receivables and loans at March 31, 2018, decreased $4 million to $716 million from December 31, 2017, reflecting a decrease of $2 million of consumer mortgage nonperforming finance receivables and loans and a decrease of $2 million of consumer automotive finance receivables and loans. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans remained flat at 0.9% at both March 31, 2018, and December 31, 2017.
Consumer automotive loans accruing and past due 30 days or more decreased $525 million to $1.8 billion at March 31, 2018, compared with December 31, 2017, primarily due to seasonality. Consumer automotive loans accruing and past due 30 days or more increased $260 million to $1.8 billion as of March 31, 2018, compared to March 31, 2017, driven by growth in the overall size of the retail automotive loan portfolio as well as slightly higher delinquency rates associated with a measured increase in the mix of used vehicle financings as part of our continued diversification strategy. Used vehicle loans within our portfolio generally have higher delinquency rates and higher loss frequency, but lower loss severity relative to new vehicle loans as used vehicle collateral performance is generally more predictable than new vehicle collateral due to faster reductions in the value of the collateral in the earlier years of a vehicle’s life.
The following table includes consumer net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended March 31,
	Net charge-offs		Net charge-off ratios (a)
($ in millions)	2018	2017	2018	2017
Consumer automotive	$253	$251	1.5%	1.5%
Consumer mortgage
Mortgage Finance	1	—	—	—
Mortgage — Legacy	5	2	1.0	0.2
Total consumer finance receivables and loans	$259	$253	1.3	1.3

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Our net charge-offs from total consumer finance receivables and loans were $259 million for the three months ended March 31, 2018, compared to $253 million for the three months ended March 31, 2017.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended March 31,
($ in millions)	2018	2017
Consumer automotive	$8,417	$7,941
Consumer mortgage (a)	151	3
Total consumer loan originations	$8,568	$7,944

(a)	Excludes bulk loan purchases associated with our Mortgage Finance operations and includes $60 million of loans originated as held-for-sale for the three months ended March 31, 2018.
Total consumer loan originations increased $624 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase was primarily due to higher consumer automotive volume in the Growth channel, with our continued focus on obtaining appropriate risk-adjusted returns.
The following table shows the percentage of total consumer finance receivables and loans recorded at gross carrying value by state concentration. Total consumer automotive loans were $69.3 billion and $68.1 billion at March 31, 2018, and December 31, 2017, respectively. Total mortgage and home equity loans were $14.7 billion and $13.8 billion at March 31, 2018, and December 31, 2017, respectively.

	March 31, 2018 (a)		December 31, 2017
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.3%	35.6%	8.2%	34.6%
Texas	13.1	6.3	13.2	6.5
Florida	8.6	4.7	8.5	4.8
Pennsylvania	4.5	1.4	4.6	1.5
Illinois	4.2	3.1	4.2	3.2
Georgia	4.2	2.5	4.2	2.5
North Carolina	3.8	1.7	3.7	1.8
Ohio	3.4	0.4	3.4	0.5
New York	3.0	2.3	3.0	2.2
Missouri	2.9	0.9	2.9	0.9
Other United States	44.0	41.1	44.1	41.5
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at March 31, 2018.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 24.9% and 24.7% of our total outstanding consumer finance receivables and loans at March 31, 2018, and December 31, 2017, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
Repossessed and Foreclosed Assets
We classify an asset as repossessed or foreclosed, which is included in other assets on our Condensed Consolidated Balance Sheet, when physical possession of the collateral is taken. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.
Repossessed consumer automotive loan assets in our Automotive Finance operations at March 31, 2018, remained flat at $140 million from December 31, 2017. Foreclosed mortgage assets were $10 million at both March 31, 2018, and December 31, 2017.
Commercial Credit Portfolio
During the three months ended March 31, 2018, the credit performance of the commercial portfolio remained strong, as nonperforming finance receivables and loans remained low and no net charge-offs were realized. For information on our commercial credit risk practices and

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Commercial and industrial
Automotive	$32,781	$33,025	$68	$27	$—	$—
Other (b)	4,184	3,887	74	44	—	—
Commercial real estate	4,361	4,160	5	1	—	—
Total commercial finance receivables and loans	$41,326	$41,072	$147	$72	$—	$—

(a)	Includes nonaccrual TDR loans of $49 million and $51 million at March 31, 2018, and December 31, 2017, respectively.

(b)	Other commercial primarily includes senior secured commercial lending largely associated with our Corporate Finance operations.
Total commercial finance receivables and loans outstanding increased $254 million from December 31, 2017, to $41.3 billion at March 31, 2018. The increase was primarily due to growth in our Corporate Finance portfolio in line with our business strategy, and the ongoing demand for automotive dealer term loans. The increases were partially offset by a reduction in the number of dealer relationships due to the competitive environment across the automotive lending market, as well as lower dealer inventory levels during the period.
Total commercial nonperforming finance receivables and loans were $147 million at March 31, 2018, reflecting an increase of $75 million when compared to December 31, 2017. The increase was primarily driven by a higher number of accounts and higher average balances of loans on nonperforming status within our commercial automotive portfolio. Additionally, the increase in our Corporate Finance portfolio was driven by the downgrade of one account. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans increased to 0.4% at March 31, 2018, compared to 0.2% at December 31, 2017.
We had no net charge-offs from commercial finance receivables and loans for both the three months ended March 31, 2018, and 2017.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $4.4 billion and $4.2 billion at March 31, 2018, and December 31, 2017, respectively.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration. These finance receivables and loans are reported at gross carrying value.

	March 31, 2018	December 31, 2017
Texas	15.9%	15.7%
Florida	11.8	10.3
California	7.9	8.2
Michigan	7.3	7.7
Georgia	4.5	4.6
New Jersey	3.5	3.6
North Carolina	3.5	3.6
South Carolina	3.4	3.5
Pennsylvania	2.7	3.0
Missouri	2.6	2.4
Other United States	36.9	37.4
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Total criticized exposures increased $377 million from December 31, 2017, to $3.5 billion at March 31, 2018. The increase was primarily due to the reclassification of certain accounts to special mention within the commercial automotive portfolio.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration. These finance receivables and loans within our automotive and Corporate Finance portfolios are reported at gross carrying value.

	March 31, 2018	December 31, 2017
Industry
Automotive	78.9%	76.3%
Health/Medical	7.0	4.9
Services	6.6	6.7
Other	7.5	12.1
Total commercial criticized finance receivables and loans	100.0%	100.0%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended March 31, 2018 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2018	$1,066	$79	$1,145	$131	$1,276
Charge-offs (a)	(365)	(12)	(377)	—	(377)
Recoveries	112	6	118	—	118
Net charge-offs	(253)	(6)	(259)	—	(259)
Provision for loan losses	253	1	254	7	261
Allowance at March 31, 2018	$1,066	$74	$1,140	$138	$1,278
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2018 (b)	1.5%	0.5%	1.4%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the three months ended March 31, 2018	1.5%	0.2%	1.3%	—%	0.8%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2018 (b)	177.5%	63.7%	159.2%	93.7%	148.0%
Ratio of allowance for loan losses to annualized net charge-offs at March 31, 2018	1.1	2.8	1.1	n/m	1.2
n/m = not meaningful

(a)
Represents the amount of the gross carrying value directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for more information regarding our charge-off policies.

(b)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.

Three months ended March 31, 2017 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2017	$932	$91	$1,023	$121	$1,144
Charge-offs (a)	(341)	(9)	(350)	—	(350)
Recoveries	90	7	97	—	97
Net charge-offs	(251)	(2)	(253)	—	(253)
Provision for loan losses	267	(3)	264	7	271
Other (b)	(7)	—	(7)	—	(7)
Allowance at March 31, 2017	$941	$86	$1,027	$128	$1,155
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2017 (c)	1.4%	0.8%	1.3%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the three months ended March 31, 2017	1.5%	0.1%	1.3%	—%	0.9%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2017 (c)	164.3%	82.2%	151.6%	106.2%	144.8%
Ratio of allowance for loan losses to annualized net charge-offs at March 31, 2017	0.9	10.2	1.0	n/m	1.1
n/m = not meaningful

(a)
Represents the amount of the gross carrying value directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for more information regarding our charge-off policies.

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

(c)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.
The allowance for consumer loan losses at March 31, 2018, increased $113 million compared to March 31, 2017. The increase was primarily driven by our consumer automotive portfolio and reflects the composition of our asset mix across a broad credit spectrum, consistent with our underwriting strategy, and higher consumer automotive loan balances. Additionally, as of March 31, 2018, we continue to maintain a reserve of $20 million due to estimated impacts of the hurricanes, and we expect to incur related losses throughout 2018.
The allowance for commercial loan losses increased $10 million at March 31, 2018, compared to March 31, 2017. The increase was primarily driven by our commercial automotive portfolio where we had higher reserves for impaired loans.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2018			2017
March 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$1,066	1.5%	83.4%	$941	1.4%	81.5%
Consumer mortgage
Mortgage Finance	20	0.2	1.6	11	0.1	1.0
Mortgage — Legacy	54	2.8	4.2	75	2.9	6.4
Total consumer mortgage	74	0.5	5.8	86	0.8	7.4
Total consumer loans	1,140	1.4	89.2	1,027	1.3	88.9
Commercial
Commercial and industrial
Automotive	40	0.1	3.1	33	0.1	2.8
Other	69	1.7	5.4	70	2.0	6.1
Commercial real estate	29	0.7	2.3	25	0.6	2.2
Total commercial loans	138	0.3	10.8	128	0.3	11.1
Total allowance for loan losses	$1,278	1.0	100.0%	$1,155	1.0	100.0%
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended March 31,
($ in millions)	2018	2017
Consumer
Consumer automotive	$253	$267
Consumer mortgage
Mortgage Finance	2	1
Mortgage — Legacy	(1)	(4)
Total consumer mortgage	1	(3)
Total consumer loans	254	264
Commercial
Commercial and industrial
Automotive	4	—
Other	—	6
Commercial real estate	3	1
Total commercial loans	7	7
Total provision for loan losses	$261	$271
The provision for consumer loan losses decreased $10 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The decrease during the three months ended March 31, 2018, was primarily driven by our consumer automotive portfolio where we experienced overall favorable credit performance including lower than anticipated losses associated with the hurricanes experienced in the third quarter of 2017. We lowered our reserve for these hurricane losses from $45 million as of December 31, 2017, to $20 million as of March 31, 2018, and expect to incur related losses throughout 2018. This favorability was partially offset by growth in the consumer automotive loan portfolio.
The provision for commercial loan losses was $7 million for both the three months ended March 31, 2018, and March 31, 2017. The decrease in provision expense for Corporate Finance was mostly offset by an increase in provision expense in the commercial automotive portfolio, primarily due to changes in provision expense for individually impaired loans within these portfolios.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. However, certain automotive manufacturers have provided their guarantee for portions of our residual exposure for lease programs with them. For information on our valuation of automotive lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates — Valuation of Automotive Lease Assets and Residuals within the MD&A included in our 2017 Annual Report on Form 10-K.
Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total lease vehicle disposals.

	Three months ended March 31,
	2018	2017
Off-lease vehicles terminated (in units)	44,722	77,761
Average gain (loss) per vehicle ($ per unit)	$404	$(45)
Method of vehicle sales
Auction
Internet	56%	57%
Physical	13	13
Sale to dealer, lessee, and other	31	30
The number of off-lease vehicles remarketed during the three months ended March 31, 2018, decreased 42% compared to the three months ended March 31, 2017. The residual risk associated with our operating lease portfolio should continue to decline as the number of lease terminations continues to outpace lease originations as a result of the runoff of our legacy GM lease portfolio, which we expect to be substantially wound-down by the second quarter of 2018.
We recognized an average gain per vehicle of $404 for the three months ended March 31, 2018, compared to an average loss per vehicle of $45 for the same period in 2017. Declining used vehicle values during the three months ended March 31, 2017, were more pronounced in the car market; however, as expected, our lease termination activity has subsequently experienced an increase in the mix of trucks and sport utility vehicles. The favorable average gain per vehicle performance for the three months ended March 31, 2018 was primarily the result of this more favorable termination mix. We expect the mix of trucks and sport utility vehicles in our future lease terminations to continue to increase. For more information on our investment in operating leases, refer to Note 8 to the Condensed Consolidated Financial Statements, and Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.
Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of leased vehicles by type, based on volume of units outstanding.

March 31,	2018	2017
Sport utility vehicle	55%	53%
Truck	29	19
Car	16	28
Our overall lease residual exposure has declined in recent years largely as a result of the runoff of our legacy GM lease portfolio. Primarily because of this, our exposure to Chrysler vehicles has grown and now represents approximately 86% of our lease units as of March 31, 2018. The following table presents the mix of leased vehicles by manufacturer, based on volume of units outstanding.

March 31,	2018	2017
Chrysler vehicles	86%	53%
GM vehicles	4	41
Other	10	6

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Market Risk
Our automotive financing, mortgage, investing, and insurance activities give rise to market risk representing the potential loss in the fair value of assets or liabilities and earnings caused by movements in market variables, such as interest rates, foreign-exchange rates, equity prices, market perceptions of credit risk, and other market fluctuations that affect the value of securities, assets held-for-sale, and operating leases.
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
We prepare our forward-looking baseline forecasts of net financing revenue taking into consideration anticipated future business growth, asset/liability positioning, and interest rates based on the implied forward curve. The analysis is highly dependent upon a variety of assumptions including the repricing characteristics of retail deposits with both contractual and non-contractual maturities. During the first quarter of 2017 we implemented a dynamic pass-through modeling assumption on our retail liquid deposit portfolio, whereby deposit pass- through levels increase as the absolute level of short-term market interest rates rise. Our baseline forecast assumes a medium-term cumulative deposit beta on retail liquid products of 30% to 50%, steadily increasing to approximately 75% over the longer term. We assume betas for deposits with contractual maturities will exceed retail liquid product levels. We continually monitor industry and competitive repricing activity along with other market factors when contemplating deposit pricing actions.
Simulations are used to assess changes in net financing revenue in multiple interest rate scenarios relative to the baseline forecast. The changes in net financing revenue relative to the baseline are defined as the sensitivity. Our simulations incorporate contractual cash flows and repricing characteristics for all assets, liabilities, and off-balance sheet exposures and incorporate the effects of changing interest rates on the prepayment and attrition rates of certain assets and liabilities. Our simulation does not assume any specific future actions are taken to mitigate the impacts of changing interest rates.
The net financing revenue sensitivity tests measure the potential change in our pretax net financing revenue over the following twelve months. A number of alternative rate scenarios are tested, including immediate and gradual parallel shocks to the implied market forward curve. Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next twelve months would decrease by $30 million if interest rates remain unchanged.
The following table presents the pretax dollar impact to forecasted net financing revenue over the next 12 months assuming 100 basis point and 200 basis point instantaneous parallel and gradual parallel shock increases, and assuming 100 basis point instantaneous parallel and gradual parallel shock decreases to the implied market forward curve as of March 31, 2018, and December 31, 2017.

	March 31, 2018		December 31, 2017
Change in interest rates ($ in millions)	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
-100 basis points	$(39)	$(88)	$(22)	$15
+100 basis points	(4)	(51)	(18)	(106)
+200 basis points	(22)	(124)	(68)	(294)

(a)	Gradual changes in interest rates are recognized over 12 months.
The implied forward rate curve was higher and flatter compared to December 31, 2017, as short-end rates have increased more than long-end rates. The impact of this change is reflected in our baseline net financing revenue projections. We remain moderately liability-

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

sensitive as of March 31, 2018, in the upward interest rate shock scenarios as our simulation models assume liabilities will initially reprice faster than assets. Exposure in the +100 and +200 instantaneous shock scenarios have decreased as of March 31, 2018, primarily due to the hedge program we initiated in the first quarter of 2018 of pay-fixed interest rate swaps on certain automotive assets that allows us to reduce our sensitivity to a rise in short-term interest rates beyond the implied forward curve. This was partially offset by the impact of higher interest rates on deposits as a result of our assumption that deposit pass-through levels increase with higher interest rates.
The exposure in the downward instantaneous interest rate shock scenario has increased as of March 31, 2018, primarily due to changes to our derivative hedging position as noted above.
Our risk position is influenced by the net impact of derivative hedging which includes interest rate swaps designated as fair value hedges of certain fixed-rate assets and fixed-rate debt instruments, and pay-fixed interest rate swaps designated as cash flow hedges of certain floating-rate debt instruments. The size, maturity, and mix of our hedging activities changes frequently as we adjust our broader ALM objectives.
Operational Risk
Operational risk is the risk of loss or harm arising from inadequate or failed processes or systems, human factors, or external events. Operational risk is an inherent risk element in each of our businesses and related support activities. Such risk can manifest in various ways, including errors, business interruptions, and inappropriate behavior of employees, and can potentially result in financial losses and other damage to us. We consider the following types of operational risk: model, compliance, legal, fraud, supplier management, fiduciary, and information technology, which includes the risk of cyberattacks.
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
We and our service providers rely extensively on communications, data-management, and other operating systems and infrastructure to conduct our business and operations. Failures or disruptions to these systems or infrastructure from cyberattacks or otherwise may impede our ability to conduct business and operations and may cause us business, reputational, financial, regulatory, or other harm.
Ally and other financial institutions continue to be the target of various cyberattacks, including those by unauthorized parties who may seek to disrupt our operations through malware, phishing attacks, denial-of-service, or other security breaches, as part of an effort to disrupt the operations of financial institutions or obtain confidential, proprietary, or other information or assets of the Company, our customers, employees, or other third parties with whom we transact.
Cybersecurity and the continued development of our controls, processes, and systems to protect our technology infrastructure, customer information, and other proprietary information or assets remain a critical and ongoing priority. We recognize that cyber-related risks continue to evolve and have become increasingly sophisticated, and as a result we continuously evaluate the adequacy of our preventive and detective measures.
In order to help mitigate cybersecurity risks, Ally devotes substantial resources to protect the Company from cyber-related incidents. We regularly assess vulnerabilities and threats to our environment utilizing various resources including independent third-party assessments to evaluate whether our layered system of controls effectively mitigates risk. We also invest in new technologies and infrastructure in order to respond to evolving risks within our environment. We continue to partner with other industry peers in order to share knowledge and information to further our security environment and invest in training and employee awareness to cyber-related risks. Additionally, as a further protective measure, we maintain insurance coverage that, subject to terms and conditions, may cover certain aspects of cybersecurity and information risks; however, such insurance may not be sufficient to cover losses. Management monitors a significant amount of operational metrics and data surrounding cybersecurity operations, and the organization monitors compliance with established guardrails around such metrics in connection with management’s risk appetite framework. Senior leadership regularly reviews, questions, and challenges such information.
The RC reviews cybersecurity risks, incidents, and developments in connection with its oversight of our risk-management program. The Board and the AC also undertake reviews as appropriate. The Information Technology Risk Committee is responsible for supporting the Chief Risk Officer’s oversight of Ally’s management of cybersecurity and other risks involving our communications, data-management, and other operating systems and infrastructure. Additionally, our cybersecurity program is regularly assessed by Audit Services, which reports directly to the AC. The business lines and enterprise functions are also actively engaged in overseeing the service providers that supply or support the operating systems and infrastructure on which we depend and, with effective challenge from the risk-management function, managing related operational and other risks.
Notwithstanding these risk and control initiatives, we may incur losses attributable to operational risks from time to time, and there can be no assurance these losses will not be incurred in the future or will not be substantial. For further information on security, technology, systems, infrastructure, and other operational risks, refer to the section titled Risk Factors in Part I, Item 1A of our 2017 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
Significant strategic actions, such as capital actions, material acquisitions or divestitures, and recovery and resolution plans are reviewed and approved by the Board as required. At the business level, as we introduce new products, we monitor their performance relative to expectations. With oversight by the Board, executive management performs similar analyses throughout the year, and evaluates changes to the financial forecast or the risk, capital, or liquidity positions as deemed appropriate to balance and optimize achieving our targeted risk appetite, stockholder returns, and maintaining our targeted financial strength.
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

Management’s Discussion and Analysis
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
Funding Strategy
Liquidity and ongoing profitability are largely dependent on the timely and cost-effective access to retail deposits and funding in different segments of the capital markets. Our funding strategy largely focuses on the development of diversified funding sources across a broad base of depositors, lenders, and investors to meet liquidity needs throughout different market cycles, including periods of financial distress. These funding sources include retail and brokered deposits, committed credit facilities, public and private asset-backed securitizations, wholesale and retail unsecured debt, FHLB advances, whole-loan sales, demand notes, and repurchase arrangements. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source, and results in a more cost-effective funding strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and maturity profiles.
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

Management’s Discussion and Analysis
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

March 31, 2018 ($ in millions)
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$11,481
Liquid cash and equivalents	3,255
Committed funding facilities
Total capacity	8,725
Outstanding	5,755
Unused capacity (a)	2,970
Total available liquidity	$17,706

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

Assuming a long-term capital markets stress with no issuance of unsecured debt or term securitizations, our available liquidity as of March 31, 2018, would allow us to continue to fund planned loan originations and meet all of our financial obligations for more than 36 months.
In addition, our Modified Liquidity Coverage Ratio exceeded 100% at March 31, 2018. Refer to Note 17 to the Condensed Consolidated Financial Statements and the section titled Regulation and Supervision in Part I, Item 1 of our 2017 Annual Report on Form 10-K for further discussion of our liquidity requirements.
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
The following table shows Ally Bank’s number of accounts and our deposit balances by type as of the end of each quarter since 2017.

	1st quarter 2018	4th quarter 2017	3rd quarter 2017	2nd quarter 2017	1st quarter 2017
Number of retail bank accounts (in thousands)	2,864	2,740	2,603	2,474	2,366
Deposits ($ in millions)
Retail	$81,657	$77,925	$74,928	$71,094	$69,971
Brokered (a)	15,661	15,211	15,045	14,937	14,327
Other (b)	128	120	143	152	188
Total deposits	$97,446	$93,256	$90,116	$86,183	$84,486

(a)
Brokered deposit balances include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.2 billion as of March 31, 2018, and as of the end of each quarter in 2017.

(b)	Other deposits include mortgage escrow, dealer, and other deposits.
During the first three months of 2018, our deposit base grew $4.2 billion. The recent growth in total deposits has been primarily attributable to our retail deposit portfolio—particularly within retail CDs, as we capitalized on a shift in consumer preference from savings accounts to CDs. Our savings and money market accounts also continued to grow in 2018. Strong retention rates and customer acquisition, reflecting the strength of the brand, continue to drive growth in retail deposits. Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
As part of our securitization transactions, we typically agree to service the transferred assets for a fee, and we may also earn other related fees. The amount of the fees earned is disclosed in Note 10 to the Condensed Consolidated Financial Statements. We may also retain a portion of senior and subordinated interests issued by the trusts. Subordinate interests typically provide credit support to the more highly rated senior interest in a securitization transaction and may be subject to all or a portion of the first loss position related to the sold assets.
Certain of these securitization transactions meet the criteria to be accounted for as off-balance sheet arrangements if we either do not hold a potentially significant economic interest or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Certain of our securitization transactions do not meet the required criteria to be accounted for as off-balance sheet arrangements; therefore, they are accounted for as secured borrowings. For information regarding our off-balance sheet arrangements and securitization activities, refer to Note 1 and Note 9 to the Condensed Consolidated Financial Statements.
During the first three months of 2018, we raised $3.1 billion through the completion of term securitization transactions backed by retail automotive loans and dealer floorplan automotive assets. Additionally, for retail automotive loans and leases, the term structure of the transaction locks in funding for a specified pool of loans and leases, creating an effective tool for managing interest rate and liquidity risk.
We manage secured funding execution risk by maintaining a diverse investor base and available committed credit facility capacity. We have access to private committed funding facilities, the largest of which is a syndicated credit facility of five lenders secured by automotive receivables. This facility can fund automotive retail and dealer floorplan loans, as well as leases. In March 2018, this facility was renewed with $4.0 billion of capacity and the maturity was extended to March 2020. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At March 31, 2018, there was $2.4 billion outstanding under this facility. Our ability to access the unused capacity in the secured facility depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges.
The total capacity in our committed secured funding facilities is provided by banks through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At March 31, 2018, all of our $8.7 billion of secured committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of March 31, 2018, we had $6.6 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. In addition to our syndicated revolving credit facility, we also maintain various bilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets.
We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage and commercial real estate automotive finance receivables and loans. As of March 31, 2018, we had pledged $27.0 billion of assets and investment securities to the FHLB resulting in $20.2 billion in total funding capacity with $18.6 billion of debt outstanding.
At March 31, 2018, $55.8 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings and repurchase agreements. Refer to Note 13 to the Consolidated Financial Statements for further discussion.
Unsecured Financings
We obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.0 billion at March 31, 2018. We also have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed-maturity dates and floating-rate notes. There were $307 million of retail term notes outstanding at March 31, 2018. The remainder of our unsecured debt is composed of institutional term debt. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The financial instruments sold in repurchase agreements include U.S. government and federal agency obligations, and certificated residual interests related to asset-backed securitizations. As of March 31, 2018, we had $707 million debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day to day business. Instead, it is a liquidity source that can be accessed in stressed environments

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

or periods of market disruption. We have assets pledged and restricted as collateral to the FRB totaling $2.3 billion. We had no debt outstanding with the FRB as of March 31, 2018.
Recent Funding Developments
During the first three months 2018, we accessed the public and private markets to execute secured funding transactions, unsecured funding transactions, and funding facility renewals totaling $8.7 billion. Key funding highlights from January 1, 2018, to date were as follows:

•	We closed, renewed, increased, and/or extended a net of $5.6 billion in U.S. secured credit facilities during the three months ended March 31, 2018.

•
We continued to access the public and private term asset-backed securitization markets raising $3.1 billion during the three months ended March 31, 2018. In the first three months of 2018, we raised approximately $2.1 billion through securitizations backed by retail automotive loans. We also raised $1.0 billion through a public securitization backed by dealer floorplan automotive assets.

•	In April 2018, we raised $1.0 billion through a public securitization backed by retail automotive loans.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	March 31, 2018		December 31, 2017
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Secured financings	$36,722	24	$36,869	25
Institutional term debt	14,527	10	15,099	10
Retail debt programs (a)	3,264	2	3,463	2
Total debt (b)	54,513	36	55,431	37
Deposits	97,446	64	93,256	63
Total on-balance sheet funding	$151,959	100	$148,687	100

(a)	Includes $307 million and $292 million of retail term notes at March 31, 2018, and December 31, 2017, respectively.

(b)	Excludes fair value adjustment as described in Note 18 to the Condensed Consolidated Financial Statements.
Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at March 31, 2018.
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
Net cash provided by operating activities was $1.1 billion for the three months ended March 31, 2018, compared to $1.2 billion for the same period in 2017. Activity was largely consistent year-over-year, as cash flows from our consumer and commercial lending activities offset declines in our leasing business.
Net cash used in investing activities was $4.4 billion for the three months ended March 31, 2018, compared to $1.0 billion for the same period in 2017. The increase during the three months ended March 31, 2018, was due to an increase in loan purchases of $1.1 billion, an increase in net cash outflows related to investment activity of $0.3 billion, a nonrecurring loan sale of $1.2 billion during the three months ended March 31, 2017, and $0.6 billion fewer proceeds from net disposals of operating lease assets during the three months ended March 31, 2018.
Net cash provided by financing activities for the three months ended March 31, 2018, was $3.0 billion, compared to net cash used in financing activities of $2.1 billion for the same period in 2017. The increase in net cash provided by financing activities was primarily attributable to $0.9 billion in cash inflows due to issuances of long-term debt exceeding repayments of long-term debt, compared to a net outflow of $3.1 billion for the three months ended March 31, 2017. Additionally, there was a decrease in net cash outflows related to short-term borrowings of approximately $2.5 billion. This was partially offset by a decrease in net cash inflows associated with deposits of $1.3 billion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Capital Planning and Stress Tests
As a BHC with $50 billion or more of total consolidated assets, Ally is required to conduct semi-annual company-run stress tests, is subject to an annual supervisory stress test conducted by the FRB, and must submit a proposed capital plan to the FRB.
Ally’s proposed capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on Ally’s capital. The proposed capital plan must also include a discussion of how Ally, under expected and stressful conditions, will maintain capital commensurate with its risks and above the minimum regulatory capital ratios, and serve as a source of strength to Ally Bank. The FRB will either object to Ally’s proposed capital plan, in whole or in part, or provide a notice of non-objection to Ally’s proposed capital plan, and must do so before Ally may take any capital action. In addition, even if the FRB does not object to our capital plan, Ally may be precluded from or limited in paying dividends or other capital distributions without the FRB’s approval under certain circumstances—for example, when we would not meet minimum regulatory capital ratios and capital buffers after giving effect to the distributions.
As part of the 2017 Comprehensive Capital Analysis and Review (CCAR) process, on April 5, 2017, we submitted our 2017 capital plan and stress test results to the FRB. On June 23, 2017, we publicly disclosed summary results of the stress test under the most severe scenario in accordance with regulatory requirements. On June 28, 2017, we received a non-objection to our capital plan from the FRB, including the proposed capital actions contained in our submission. The capital actions included a 50% increase in the quarterly cash dividend on common stock from $0.08 per share to $0.12 per share, and a 9% increase in our share repurchase program, which has been authorized by the Board, permitting us to repurchase up to $760 million of our common stock from time to time from the third quarter of 2017 through the second quarter of 2018. In addition, we submitted to the FRB the results of our company-run mid-cycle stress test conducted under multiple macroeconomic scenarios and disclosed the results of this stress test under the most severe scenario on October 5, 2017, in accordance with regulatory requirements. Additionally, in connection with the 2017 CCAR process, on April 10, 2018, the Board declared a quarterly cash dividend of $0.13 per share on all common stock, payable on May 15, 2018.
The following table presents information related to our common stock for each quarter since the commencement of our common stock repurchase programs and initiation of a quarterly cash dividend on common stock.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2016
Third quarter	$159	8,298	483,753	475,470	$0.08
Fourth quarter	167	8,745	475,470	467,000	0.08
2017
First quarter	$169	8,097	467,000	462,193	$0.08
Second quarter	204	10,485	462,193	452,292	0.08
Third quarter	190	8,507	452,292	443,796	0.12
Fourth quarter	190	7,033	443,796	437,054	0.12
2018
First quarter	$185	6,473	437,054	432,691	$0.13

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On April 10, 2018, the Board declared a quarterly cash dividend of $0.13 per share on all common stock, payable on May 15, 2018. Refer to Note 25 to the Condensed Consolidated Financial Statements for further information regarding this common stock dividend.

Ally submitted its 2018 capital plan on April 5, 2018, with capital actions including distributions to common stockholders through share repurchases and cash dividends. We expect to receive the FRB’s response (either a non-objection or objection) to Ally’s 2018 capital plan by June 30, 2018. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review of and non-objection to the actions that we propose each year in our annual capital plan. The amount and size of any future dividends and share repurchases will depend upon our results of operations, capital levels, future opportunities, consideration and approval by the Board, and other considerations including the degree of severity of stress scenarios assigned by the FRB as part of the CCAR process.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Regulatory Capital
Refer to Note 17 to the Condensed Consolidated Financial Statements and the section titled Selected Financial Data within this MD&A.
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

Rating agency	Short-term	Senior unsecured debt	Outlook	Date of last action
Fitch	B	BB+	Positive	September 8, 2017 (a)
Moody’s	Not Prime	Ba3	Stable	October 20, 2015 (b)
S&P	B	BB+	Stable	October 16, 2017 (c)
DBRS	R-3	BBB (Low)	Stable	May 1, 2018 (d)

(a)	Fitch affirmed our senior unsecured debt rating of BB+, affirmed our short-term rating of B, and changed the outlook from Stable to Positive on September 8, 2017.

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

(c)	Standard & Poor’s affirmed our senior unsecured debt rating of BB+, affirmed our short-term rating of B, and maintained a Stable outlook on October 16, 2017.

(d)	DBRS affirmed our senior unsecured debt rating of BBB (Low), affirmed our short-term rating of R-3, and maintained a Stable outlook on May 1, 2018.
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
During 2018, we did not substantively change any material aspect of our overall methodologies and processes used in developing the above estimates from what was described in the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.
Refer to Note 1 to the Condensed Consolidated Financial Statements for further discussion regarding the methodology used in calculating the provision for income taxes for interim financial reporting.

Management’s Discussion and Analysis
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

	2018			2017			Increase (decrease) due to
Three months ended March 31, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$3,503	$15	1.74%	$2,674	$5	0.76%	$2	$8	$10
Investment securities (b)	25,206	163	2.62	20,481	126	2.49	29	8	37
Loans held-for-sale, net	28	—	—	—	—	—	—	—	—
Finance receivables and loans, net (b) (c)	122,531	1,543	5.11	117,974	1,368	4.70	53	122	175
Investment in operating leases, net (d)	8,629	109	5.12	10,931	154	5.71	(32)	(13)	(45)
Other earning assets	1,110	13	4.75	817	8	3.97	3	2	5
Total interest-earning assets	161,007	1,843	4.64	152,877	1,661	4.41			182
Noninterest-bearing cash and cash equivalents	514			1,100
Other assets	7,286			8,013
Allowance for loan losses	(1,281)			(1,145)
Total assets	$167,526			$160,845
Liabilities
Interest-bearing deposit liabilities	$95,299	$351	1.49%	$82,160	$231	1.14%	$37	$83	$120
Short-term borrowings	8,342	32	1.56	8,223	27	1.33	—	5	5
Long-term debt (b)	45,535	411	3.66	52,549	424	3.27	(57)	44	(13)
Total interest-bearing liabilities	149,176	794	2.16	142,932	682	1.94			112
Noninterest-bearing deposit liabilities	114			93
Total funding sources	149,290	794	2.16	143,025	682	1.93
Other liabilities	5,040			4,383
Total liabilities	154,330			147,408
Total equity	13,196			13,437
Total liabilities and equity	$167,526			$160,845
Net financing revenue and other interest income		$1,049			$979				$70
Net interest spread (e)			2.48%			2.47%
Net yield on interest-earning assets (f)			2.64%			2.60%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Includes the effects of derivative financial instruments designated as hedges. Refer to Note 18 to the Condensed Consolidated Financial Statements for further information about the effects of our hedging activities.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.

(d)
Yield includes gains on sale of $18 million and losses on sale of $3 million for the three months ended March 31, 2018, and 2017, respectively. Excluding these gains and losses on sale, the annualized yield would be 4.28% and 5.82% for the three months ended March 31, 2018, and 2017, respectively.

(e)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(f)	Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
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

•	changes in monetary, fiscal, or trade laws or policies, including as a result of actions by government agencies, central banks, or supranational authorities;

•	changes in accounting standards or policies, including ASU 2016-13, Financial Instruments — Credit Losses;

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.    Legal Proceedings
Refer to Note 24 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings, which supplements the discussion of legal proceedings set forth in Note 30 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors described in our 2017 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended March 31, 2018.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended March 31, 2018.

Three months ended March 31, 2018	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
January 2018	1,254	$30.19	1,254	$342
February 2018	3,279	28.49	3,279	249
March 2018	1,940	27.68	1,940	195
Total	6,473	28.58	6,473

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)	Excludes brokerage commissions.

(c)	On June 28, 2017, we announced a common stock repurchase program of up to $760 million. The program commenced in the third quarter of 2017 and will expire on June 30, 2018.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Ally Financial Inc. • Form 10-Q

Item 6.    Exhibits
The exhibits listed on the following index of exhibits are filed as a part of this report.

Exhibit	Description	Method of Filing

10.1	Separation and Transition Services Agreement, effective April 18, 2018, by and between Ally Financial Inc. and Timothy M. Russi	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of April 18, 2018, (File No. 1-3754), incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101
The following information from our Form 10-Q for the quarterly period ended March 31, 2018, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).
Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of May, 2018.

Ally Financial Inc. (Registrant)

/S/ JENNIFER A. LACLAIR
Jennifer A. LaClair Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller