Form 10-Q
period 2018-06-30
Ally Financial Inc.
filed 2018-08-01
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018, or

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
Yes ☐                    No ☑
At July 30, 2018, the number of shares outstanding of the Registrant’s common stock was 422,080,891 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,647	$1,447	$3,190	$2,815
Interest on loans held-for-sale	6	—	6	—
Interest and dividends on investment securities and other earning assets	188	146	364	280
Interest on cash and cash equivalents	17	7	32	12
Operating leases	374	488	756	1,031
Total financing revenue and other interest income	2,232	2,088	4,348	4,138
Interest expense
Interest on deposits	399	250	750	481
Interest on short-term borrowings	40	33	72	60
Interest on long-term debt	434	417	845	841
Total interest expense	873	700	1,667	1,382
Net depreciation expense on operating lease assets	265	321	538	710
Net financing revenue and other interest income	1,094	1,067	2,143	2,046
Other revenue
Insurance premiums and service revenue earned	239	227	495	468
Gain on mortgage and automotive loans, net	1	36	2	50
Other gain on investments, net	27	23	15	50
Other income, net of losses	97	102	206	216
Total other revenue	364	388	718	784
Total net revenue	1,458	1,455	2,861	2,830
Provision for loan losses	158	269	419	540
Noninterest expense
Compensation and benefits expense	292	265	598	550
Insurance losses and loss adjustment expenses	101	125	164	213
Other operating expenses	446	420	891	825
Total noninterest expense	839	810	1,653	1,588
Income from continuing operations before income tax expense	461	376	789	702
Income tax expense from continuing operations	113	122	189	235
Net income from continuing operations	348	254	600	467
Income (loss) from discontinued operations, net of tax	1	(2)	(1)	(1)
Net income	349	252	599	466
Other comprehensive (loss) income, net of tax	(70)	76	(398)	96
Comprehensive income	$279	$328	$201	$562
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
(in dollars) (a)	2018	2017	2018	2017
Basic earnings per common share
Net income from continuing operations	$0.81	$0.55	$1.38	$1.01
Loss from discontinued operations, net of tax	—	(0.01)	—	—
Net income	$0.81	$0.55	$1.38	$1.01
Diluted earnings per common share
Net income from continuing operations	$0.80	$0.55	$1.38	$1.01
Loss from discontinued operations, net of tax	—	(0.01)	—	—
Net income	$0.81	$0.55	$1.37	$1.01
Cash dividends declared per common share	$0.13	$0.08	$0.26	$0.16

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 16 for additional earnings per share information. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents
Noninterest-bearing	$799	$844
Interest-bearing	3,125	3,408
Total cash and cash equivalents	3,924	4,252
Equity securities	521	518
Available-for-sale securities (refer to Note 6 for discussion of investment securities pledged as collateral)	23,296	22,303
Held-to-maturity securities (fair value of $2,007 and $1,865)	2,089	1,899
Loans held-for-sale, net	328	108
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	125,544	122,893
Allowance for loan losses	(1,257)	(1,276)
Total finance receivables and loans, net	124,287	121,617
Investment in operating leases, net	8,639	8,741
Premiums receivable and other insurance assets	2,247	2,047
Other assets	6,014	5,663
Total assets	$171,345	$167,148
Liabilities
Deposit liabilities
Noninterest-bearing	$153	$108
Interest-bearing	98,581	93,148
Total deposit liabilities	98,734	93,256
Short-term borrowings	7,108	11,413
Long-term debt	47,328	44,226
Interest payable	568	375
Unearned insurance premiums and service revenue	2,957	2,604
Accrued expenses and other liabilities	1,511	1,780
Total liabilities	158,206	153,654
Contingencies (refer to Note 24)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 492,334,686 and 489,883,553; and outstanding 425,752,181 and 437,053,936)	21,303	21,245
Accumulated deficit	(6,026)	(6,406)
Accumulated other comprehensive loss	(648)	(235)
Treasury stock, at cost (66,582,505 and 52,829,617 shares)	(1,490)	(1,110)
Total equity	13,139	13,494
Total liabilities and equity	$171,345	$167,148
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

($ in millions)	June 30, 2018	December 31, 2017
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$19,386	$20,623
Allowance for loan losses	(146)	(136)
Total finance receivables and loans, net	19,240	20,487
Investment in operating leases, net	257	444
Other assets	722	689
Total assets	$20,219	$21,620
Liabilities
Long-term debt	$12,345	$10,197
Accrued expenses and other liabilities	12	9
Total liabilities	$12,357	$10,206
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2017	$21,166	$(7,151)	$(341)	$(357)	$13,317
Net income		466			466
Share-based compensation	42				42
Other comprehensive income			96		96
Common stock repurchases				(373)	(373)
Common stock dividends ($0.16 per share)		(75)			(75)
Balance at June 30, 2017	$21,208	$(6,760)	$(245)	$(730)	$13,473
Balance at January 1, 2018, before cumulative effect of adjustments	$21,245	$(6,406)	$(235)	$(1,110)	$13,494
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2014-09		(126)			(126)
Adoption of Accounting Standards Update 2016-01		(20)	27		7
Adoption of Accounting Standards Update 2018-02		42	(42)		—
Balance at January 1, 2018, after cumulative effect of adjustments	21,245	(6,510)	(250)	(1,110)	13,375
Net income		599			599
Share-based compensation	58				58
Other comprehensive loss			(398)		(398)
Common stock repurchases				(380)	(380)
Common stock dividends ($0.26 per share)		(115)			(115)
Balance at June 30, 2018	$21,303	$(6,026)	$(648)	$(1,490)	$13,139

(a)	Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2018	2017
Operating activities
Net income	$599	$466
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	865	1,003
Provision for loan losses	419	540
Gain on mortgage and automotive loans, net	(2)	(50)
Other gain on investments, net	(15)	(50)
Originations and purchases of loans held-for-sale	(730)	(202)
Proceeds from sales and repayments of loans held-for-sale	512	187
Net change in
Deferred income taxes	192	203
Interest payable	193	48
Other assets	(25)	(94)
Other liabilities	(24)	(50)
Other, net	25	69
Net cash provided by operating activities	2,009	2,070
Investing activities
Purchases of equity securities	(500)	(363)
Proceeds from sales of equity securities	535	484
Purchases of available-for-sale securities	(4,094)	(5,490)
Proceeds from sales of available-for-sale securities	390	1,678
Proceeds from repayments of available-for-sale securities	1,621	1,230
Purchases of held-to-maturity securities	(316)	(313)
Proceeds from repayments of held-to-maturity securities	72	17
Purchases of finance receivables and loans held-for-investment	(2,611)	(1,817)
Proceeds from sales of finance receivables and loans initially held-for-investment	—	1,280
Originations and repayments of finance receivables and loans held-for-investment and other, net	(638)	(1,588)
Purchases of operating lease assets	(2,107)	(1,965)
Disposals of operating lease assets	1,763	3,043
Net change in nonmarketable equity investments	(46)	107
Other, net	(186)	(90)
Net cash used in investing activities	(6,117)	(3,787)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2018	2017
Financing activities
Net change in short-term borrowings	(4,305)	(1,962)
Net increase in deposits	5,441	7,133
Proceeds from issuance of long-term debt	12,940	9,330
Repayments of long-term debt	(9,800)	(14,366)
Repurchase of common stock	(380)	(373)
Dividends paid	(115)	(75)
Net cash provided by (used in) financing activities	3,781	(313)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	(3)	2
Net decrease in cash and cash equivalents and restricted cash	(330)	(2,028)
Cash and cash equivalents and restricted cash at beginning of year	5,269	7,881
Cash and cash equivalents and restricted cash at June 30,	$4,939	$5,853
Supplemental disclosures
Cash paid for
Interest	$1,455	$1,331
Income taxes	17	28
Noncash items
Held-to-maturity securities received in consideration for loans sold	—	56
Finance receivables and loans transferred to loans held-for-sale	—	1,298
Other disclosures
Proceeds from repayments of mortgage loans held-for-investment originally designated as held-for-sale	12	20
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

June 30, ($ in millions)	2018	2017
Cash and cash equivalents as disclosed on the Condensed Consolidated Balance Sheet	$3,924	$4,377
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	1,015	1,476
Total cash and cash equivalents and restricted cash as disclosed in the Condensed Consolidated Statement of Cash Flows	$4,939	$5,853

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 11 for additional details describing the nature of restricted cash balances.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (together with its consolidated subsidiaries unless the context requires otherwise, Ally, the Company, or we, us, or our) is a leading digital financial services company and top 25 U.S. financial holding company (FHC) based on total assets, offering diversified financial products and services for consumers, businesses, automotive dealers, and corporate clients. Ally operates with a distinctive brand, an innovative approach, and a relentless focus on our customers. We are a Delaware corporation and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956, as amended, and an FHC under the Gramm-Leach-Bliley Act of 1999, as amended. We are one of the largest full service automotive finance operations in the country with a legacy that dates back to 1919, a deep expertise in automotive lending, and a complementary automotive-focused insurance business. Our wholly-owned banking subsidiary, Ally Bank, has received numerous industry awards for its services and capabilities and is one of the largest and most respected online banks, uniquely positioned for the observed shifting trends in consumer banking preferences for digital banking. We offer mortgage lending services and a variety of deposit and other banking products, including CDs, online savings, money market and checking accounts, and IRA products. We also promote a cash back credit card. We have recently integrated a growing digital wealth management and online brokerage platform to enable consumers to have a variety of options in managing their savings and wealth. Additionally, through our corporate finance business, we primarily offer senior secured leveraged cash flow and asset-based loans to middle-market companies.
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
The Condensed Consolidated Financial Statements at June 30, 2018, and for the three months and six months ended June 30, 2018, and 2017, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed on February 21, 2018, with the U.S. Securities and Exchange Commission (SEC).
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
We assess our available-for-sale and held-to-maturity debt securities for potential other-than-temporary impairment. We employ a methodology that considers available evidence in evaluating potential other-than-temporary impairment of our debt securities. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value. We also evaluate the financial health of and business outlook for the issuer, the performance of the underlying assets for interests in securitized assets, and, for debt securities classified as available-for-sale, our intent and ability to hold the investment through recovery of its amortized cost basis.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Our investment in equity securities includes securities that are recognized at fair value with changes in the fair value recorded in earnings, and equity securities that are recognized using other measurement principles.
Effective January 1, 2018, equity securities that have a readily determinable fair value, as well as certain investments that do not have a readily determinable fair value and are not eligible to be recognized using other measurement principles, are recorded at fair value with changes in fair value recorded in earnings and reported in other gain (loss) on investments, net in our Condensed Consolidated Statement of Comprehensive Income. These investments, which are primarily attributable to the investment portfolio of our Insurance operations, are included in equity securities on our Condensed Consolidated Balance Sheet. Refer to Note 6 for further information on our equity securities that have a readily determinable market value.
Our equity securities recognized using other measurement principles include investments in Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock held to meet regulatory requirements, equity investments related to low income housing tax credits and the Community Reinvestment Act (CRA), which do not have a readily determinable fair value, and other equity investments that do not have a readily determinable fair value. Our low income housing tax credit investments are accounted for using the proportional amortization method of accounting for qualified affordable housing investments. Our obligations related to unfunded commitments for our low income housing tax credit investments are included in other liabilities. The majority of our CRA investments are accounted for using the equity method of accounting. Our investments in low income housing tax credits and CRA investments are included in other assets on our Condensed Consolidated Balance Sheet. Our investments in FHLB and FRB stock are carried at cost. Our remaining investments in equity securities are recorded at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under GAAP. These investments, along with our investments in FHLB and FRB stock, are included in nonmarketable equity investments in other assets on our Condensed Consolidated Balance Sheet. As conditions warrant, we review these investments for impairment and adjust the carrying value of the investment if it is deemed to be impaired. Investments recorded under the measurement alternative are also reviewed at each reporting period to determine if any adjustments are required for observable price changes in identical or similar securities of the same issuer.
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
At the inception of a hedge accounting relationship, we designate each qualifying hedge relationship as a hedge of the fair value of a specifically identified asset or liability (fair value hedge); as a hedge of the variability of cash flows to be received or paid, or forecasted to be received or paid, related to a recognized asset or liability (cash flow hedge); or as a hedge of the foreign-currency exposure of a net investment in a foreign operation (net investment hedge). We formally document all relationships between hedging instruments and hedged items, as well as the risk management objectives for undertaking various hedge transactions. Both at hedge inception and on an ongoing basis, we formally assess whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in the fair values or cash flows of hedged items.
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
Recently Issued Accounting Standards
Leases (ASU 2016-02)
In February 2016, the FASB issued ASU 2016-02. The amendments in this update primarily replace the existing accounting requirements for operating leases for lessees. Lessee accounting requirements for finance leases and lessor accounting requirements for operating leases and sales type and direct financing leases (sales-type and direct financing leases were both previously referred to as capital leases) are largely unchanged. The amendments require the lessee of an operating lease to record a balance sheet gross-up upon lease commencement by recognizing a right-of-use asset and lease liability equal to the present value of the lease payments. The right-of-use asset and lease liability should be derecognized in a manner that effectively yields a straight line lease expense over the lease term. In addition to the changes to the lessee operating lease accounting requirements, the amendments also change the types of costs that can be capitalized related to a lease agreement for both lessees and lessors for all types of leases. The amendments also require additional disclosures for all lease types for both lessees and lessors. The amendments are effective on January 1, 2019, with early adoption permitted. The amendments must be applied on a modified retrospective basis with a cumulative adjustment to the beginning of the earliest fiscal year presented in the financial statements in the period of adoption. We are currently in the process of reviewing our lease contracts and examining the practical expedients and accounting policy elections provided in the amendments, as well as ensuring our control environment and reporting processes reflect the requirements of the amendments. Upon adoption, our balance sheet will include a right-of-use asset and lease liability for our operating leases where we are the lessee, which primarily include our facilities leases. In addition, we will no longer capitalize certain initial direct costs in connection with lease originations where we are the lessor. We do not anticipate the adoption of these amendments will have a material impact to our financial statements. We currently plan to adopt these amendments on January 1, 2019, and expect to use the modified retrospective approach as currently required.
Financial Instruments — Credit Losses (ASU 2016-13)
In June 2016, the FASB issued ASU 2016-13. The amendments in this update introduce a new accounting model to measure credit losses for financial assets measured at amortized cost. Credit losses for financial assets measured at amortized cost should be determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. In effect, the financial asset or group of financial assets should be presented at the net amount expected to be collected. Credit losses will no longer be recorded under the current incurred loss model for financial assets measured at amortized cost. The amendments also modify the accounting for available-for-sale debt securities whereby credit losses will be recorded through an allowance for credit losses rather than a write-down to the security’s cost basis, which allows for reversals of credit losses when estimated credit losses decline. Credit losses for available-for-sale debt securities should be measured in a manner similar to current GAAP. The amendments are effective on January 1, 2020, with early adoption permitted as of January 1, 2019. The amendments must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption. The new accounting model for credit losses represents a significant departure from existing GAAP, and will likely materially increase the allowance for credit losses with a resulting negative adjustment to retained earnings. The amount of the change in the allowance for credit losses will also be impacted by the composition of our portfolio at the adoption date, as well as economic conditions and forecasts at that time. Management created a cross-functional working group to govern the implementation of these amendments, including consideration of model development, data integrity, technology, reporting and disclosure requirements, key accounting interpretations, control environment, and corporate governance. We are in the process of designing and building the models and procedures that will be used to calculate the credit loss reserves in accordance with these amendments. We currently plan to adopt these amendments on January 1, 2020, and expect to use the modified retrospective approach as required.
Receivables — Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08)
In March 2017, the FASB issued ASU 2017-08. The amendments in this update require premiums on purchased callable debt securities to be amortized to the security’s earliest call date. Prior to this ASU, premiums and discounts on purchased callable debt securities were generally required to be amortized to the security’s maturity date. The amendments do not require an accounting change for securities held at a discount. The amendments are effective on January 1, 2019, with early adoption permitted. The amendments must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption. While our assessment is not final, we do not expect the amendments to have a material impact to our financial statements and are currently in the process of ensuring our control environment and reporting processes reflect the requirements of the amendments. We currently plan to adopt these amendments on January 1, 2019, and expect to use the modified retrospective approach as required.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Our primary revenue sources, which include financing revenue and other interest income, are addressed by other GAAP and are not in the scope of the amendments to the revenue recognition principles. As part of our Insurance operations, we recognize revenue from insurance contracts, which are addressed by other GAAP and are not included in the scope of the amendments to the revenue recognition principles. Certain noninsurance contracts within our Insurance operations, including vehicle service contracts (VSCs), guaranteed asset protection (GAP) contracts, and vehicle maintenance contracts (VMCs), are included in the scope of the amendments to the revenue recognition principles. Under the previous guidance, a portion of revenue earned on noninsurance contracts was recognized at contract inception, while the remainder was recognized over the contract term on a basis proportionate to the anticipated cost emergence. In addition, dealer and sales commissions incurred to obtain a noninsurance contract were recognized as expense when incurred, and certain direct-response advertising costs were deferred and recognized as expense over the term of the contract. Upon adoption of the amendments to the revenue recognition principles, all revenue associated with noninsurance contracts is recognized over the contract term on a basis proportionate to the anticipated cost emergence. Further, commissions and sales expense incurred to obtain these contracts are capitalized and recognized as expense over the contract term, and all advertising costs are recognized as expense when incurred.
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

	Three months ended June 30, 2018		Six months ended June 30, 2018
($ in millions)	As reported	Effect of adoption	As reported	Effect of adoption
Other revenue
Insurance premiums and service revenue earned	$239	$(9)	$495	$(15)
Total other revenue	364	(9)	718	(15)
Total net revenue	1,458	(9)	2,861	(15)
Noninterest expense
Compensation and benefits expense	292	(1)	598	(2)
Other operating expenses	446	(3)	891	(5)
Total noninterest expense	839	(4)	1,653	(7)
Income from continuing operations before income tax expense	461	(5)	789	(8)
Income tax expense from continuing operations	113	(1)	189	(2)
Net income from continuing operations	348	(4)	600	(6)
Net income	349	(4)	599	(6)
Comprehensive income	$279	$(4)	$201	$(6)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

June 30, 2018 ($ in millions)	As reported	Effect of adoption
Assets
Premiums receivable and other insurance assets	$2,247	$128
Other assets	6,014	43
Total assets	171,345	171
Liabilities
Unearned insurance premiums and service revenue	$2,957	$304
Total liabilities	158,206	304
Equity
Accumulated deficit	(6,026)	(133)
Total equity	13,139	(133)
Total liabilities and equity	$171,345	$171
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

•
Noninsurance contracts — We sell VSCs that offer owners mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle limited warranty. We sell GAP contracts that protect the customer against having to pay certain amounts to a lender above the fair market value of their vehicle if the vehicle is damaged and declared a total loss or stolen. We also sell VMCs that provide coverage for certain agreed-upon services, such as oil changes and tire rotations, over the coverage period. We receive payment in full at the inception of each of these contracts. Our performance obligation for these contracts is satisfied over the term of the contract and we recognize revenue over the contract term on a basis proportionate to the anticipated cost emergence, as we believe this is the most appropriate method to measure progress towards satisfaction of the performance obligation. Upon adoption of the amendments to the revenue recognition principles, unearned revenue of $289 million was recognized as a component of unearned insurance premiums and service revenue on our Condensed Consolidated Balance Sheet associated with outstanding contracts at January 1, 2018, and $22 million and $44 million of this balance were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months and six months ended June 30, 2018, respectively. At June 30, 2018, we had unearned revenue of $2.6 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $407 million during the remainder of 2018, $663 million in 2019, $564 million in 2020, $423 million in 2021, and $501 million thereafter. The incremental costs to obtain these contracts are initially deferred and recorded as a component of premiums receivable and other insurance assets on our Condensed Consolidated Balance Sheet. These deferred costs are amortized as an expense over the term of the related contract commensurate with how the related revenue is recognized, and are included in compensation and benefits and other operating expenses in our Condensed Consolidated Statement of Comprehensive Income. We had deferred insurance assets of $1.5 billion at June 30, 2018, and recognized $106 million and $209 million of expense during the three months and six months ended June 30, 2018, respectively.

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

•
Brokerage commissions and other revenues through Ally Invest — We charge fees to customers related to their use of certain services on our Ally Invest digital wealth management and online brokerage platform. These fees include commissions on

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

customer-directed trades, account service fees, account management fees on professional portfolio management services, subscriptions for market data feeds, and other ancillary fees. Commissions on customer-directed trades and account service fees are based on published fee schedules and are generated from a customer option to purchase the services offered under the contract. These options do not represent a material right and are only considered a contract when the customer executes their option to purchase these services. Based on this, the term of the contract does not extend beyond services provided, and as such revenue is recognized upon the completion of our performance obligation, which we view as the successful execution of the trade or service. Revenue on professional portfolio management services is calculated monthly based upon a fixed percentage of the client’s assets under management. Due to the fact that this revenue stream is composed of variable consideration that is based on factors outside of our control, we have deemed this revenue as constrained and we are unable to estimate the initial transaction price at the inception of the contract. We have elected to use the practical expedient under GAAP to recognize revenue monthly based on the amount we are able to invoice the customer. Subscriptions for market data feeds are based on published fee schedules, and our performance obligation for these contracts is satisfied over the term of the contract, which does not exceed 12 months. We receive payment in full at contract inception and recognize revenue over the related contract term on a straight-line basis, as we believe this is the most appropriate method to measure progress towards satisfaction of the performance obligation. We also earn revenue from a fee-sharing agreement with our clearing broker related to the interest income the clearing broker earns on customer cash balances and margin loans made to our customers. Ally concluded the initial transaction price is exclusively variable consideration and, based on the nature of our performance obligation to allow the clearing broker to collect interest income from cash deposits and customer loans from our customers, we are unable to determine the amount of revenue to be recognized until the total customer cash balance or the total interest income recognized on margin loans has been determined, which occurs monthly. These revenue streams are recorded as other income in our Condensed Consolidated Statement of Comprehensive Income.

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

•
Deposit account and other banking fees — We charge depositors various account service fees including those for outgoing wires, excessive transactions, overdrafts, stop payments, and returned deposits. These fees are generated from a customer option to purchase services offered under the contract. These options do not represent a material right and are only considered a contract in accordance with the amendments to the revenue recognition principles when the customer exercises their option to purchase these account services. Based on this, the term for our contracts with customers is considered day-to-day, and the contract does not extend beyond the services already provided. Revenue derived from deposit account fees is recorded at the point in time we perform the requested service, and is recorded as other income in our Condensed Consolidated Statement of Comprehensive Income. As a debit card issuer, we also generate interchange fee income from merchants during debit card transactions and incur certain corresponding charges from merchant card networks. Our performance obligation is satisfied when we have initiated the payment of funds from a customer’s account to a merchant through our contractual agreements with the merchant card networks. Interchange fees are reported on a net basis as other income in our Condensed Consolidated Statement of Comprehensive Income. Gross interchange fee income was $3 million and $6 million, and interchange expense was $2 million and $5 million, for the three months and six months ended June 30, 2018, respectively.

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

Three months ended June 30, 2018 ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
Revenue from contracts with customers
Noninsurance contracts	$—	$125	$—	$—	$—	$125
Remarketing fee income	21	—	—	—	—	21
Brokerage commissions and other revenue	—	—	—	—	15	15
Brokered/agent commissions	—	4	—	—	—	4
Deposit account and other banking fees	—	—	—	—	3	3
Other	4	—	—	—	—	4
Total revenue from contracts with customers	25	129	—	—	18	172
All other revenue	38	137	2	14	1	192
Total other revenue (a)	$63	$266	$2	$14	$19	$364

(a)	Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.

Six months ended June 30, 2018 ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
Revenue from contracts with customers
Noninsurance contracts	$—	$248	$—	$—	$—	$248
Remarketing fee income	44	—	—	—	—	44
Brokerage commissions and other revenue	—	—	—	—	31	31
Brokered/agent commissions	—	8	—	—	—	8
Deposit account and other banking fees	—	—	—	—	6	6
Other	6	1	—	—	—	7
Total revenue from contracts with customers	50	257	—	—	37	344
All other revenue	79	255	3	22	15	374
Total other revenue (a)	$129	$512	$3	$22	$52	$718

(a)	Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized gains of $16 million and $34 million for the three months and six months ended June 30, 2018, respectively, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income.
3.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Late charges and other administrative fees	$25	$25	$54	$52
Remarketing fees	21	27	44	56
Servicing fees	8	14	16	30
Income from equity-method investments	7	5	13	5
Other, net	36	31	79	73
Total other income, net of losses	$97	$102	$206	$216

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

4.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2018	2017
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$140	$149
Less: Reinsurance recoverable	108	108
Net reserves for insurance losses and loss adjustment expenses at January 1,	32	41
Net insurance losses and loss adjustment expenses incurred related to:
Current year	159	211
Prior years (a)	5	2
Total net insurance losses and loss adjustment expenses incurred	164	213
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(121)	(183)
Prior years	(26)	(27)
Total net insurance losses and loss adjustment expenses paid or payable	(147)	(210)
Net reserves for insurance losses and loss adjustment expenses at June 30,	49	44
Plus: Reinsurance recoverable	100	135
Total gross reserves for insurance losses and loss adjustment expenses at June 30,	$149	$179

(a)	There have been no material adverse changes to the reserve for prior years.
5.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Insurance commissions	$109	$104	$219	$203
Technology and communications	74	71	145	140
Lease and loan administration	40	39	82	75
Advertising and marketing	29	33	68	63
Professional services	35	27	67	53
Regulatory and licensing fees	35	28	65	55
Vehicle remarketing and repossession	26	25	58	53
Premises and equipment depreciation	22	23	42	45
Occupancy	11	11	22	23
Non-income taxes	6	8	14	16
Amortization of intangible assets	3	3	6	6
Other	56	48	103	93
Total other operating expenses	$446	$420	$891	$825

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

6.    Investment Securities
Our portfolio of available-for-sale and held-to-maturity debt securities includes bonds, asset-backed securities, commercial and residential mortgage-backed securities, and other investments. We also hold equity securities. The cost, fair value, and gross unrealized gains and losses on available-for-sale and held-to-maturity investment securities were as follows.

	June 30, 2018				December 31, 2017
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury	$1,963	$1	$(90)	$1,874	$1,831	$—	$(54)	$1,777
U.S. States and political subdivisions	865	5	(19)	851	850	11	(7)	854
Foreign government	155	1	(2)	154	153	2	(1)	154
Agency mortgage-backed residential	15,559	4	(497)	15,066	14,412	35	(156)	14,291
Mortgage-backed residential	2,716	2	(93)	2,625	2,517	11	(34)	2,494
Mortgage-backed commercial	644	1	(3)	642	541	1	(1)	541
Asset-backed	870	2	(4)	868	933	4	(1)	936
Corporate debt	1,258	1	(43)	1,216	1,262	5	(11)	1,256
Total available-for-sale securities (a) (b) (c)	$24,030	$17	$(751)	$23,296	$22,499	$69	$(265)	$22,303
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential (d)	$2,062	$1	$(83)	$1,980	$1,863	$3	$(37)	$1,829
Asset-backed retained notes	27	—	—	27	36	—	—	36
Total held-to-maturity securities	$2,089	$1	$(83)	$2,007	$1,899	$3	$(37)	$1,865

(a)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million at both June 30, 2018, and December 31, 2017.

(b)	Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 18 for additional information.

(c)
Investment securities with a fair value of $7.1 billion and $7.8 billion at June 30, 2018, and December 31, 2017, respectively, were pledged to secure advances from the FHLB, short-term borrowings or repurchase agreements, or for other purposes as required by contractual obligation or law. Under these agreements, we have granted the counterparty the right to sell or pledge $1.2 billion and $1.0 billion of the underlying investment securities at June 30, 2018, and December 31, 2017, respectively.

(d)	Securities with a fair value of $962 million and $664 million at June 30, 2018, and December 31, 2017, respectively, were pledged to secure advances from the FHLB.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of debt securities outstanding is summarized in the following tables. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2018
Fair value of available-for-sale securities (a)
U.S. Treasury	$1,874	1.9%	$13	1.4%	$578	1.9%	$1,283	1.8%	$—	—%
U.S. States and political subdivisions	851	3.1	35	3.4	53	2.2	237	2.6	526	3.4
Foreign government	154	2.5	25	3.3	61	2.3	68	2.4	—	—
Agency mortgage-backed residential	15,066	3.2	—	—	—	—	25	2.0	15,041	3.2
Mortgage-backed residential	2,625	3.2	—	—	—	—	—	—	2,625	3.2
Mortgage-backed commercial	642	3.6	—	—	—	—	31	3.6	611	3.6
Asset-backed	868	3.3	—	—	618	3.3	137	3.6	113	3.0
Corporate debt	1,216	3.1	122	2.8	472	2.7	589	3.3	33	4.9
Total available-for-sale securities	$23,296	3.1	$195	2.9	$1,782	2.6	$2,370	2.4	$18,949	3.2
Amortized cost of available-for-sale securities	$24,030		$195		$1,811		$2,476		$19,548
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$2,062	3.1%	$—	—%	$—	—%	$—	—%	$2,062	3.1%
Asset-backed retained notes	27	1.8	—	—	26	1.8	1	3.0	—	—
Total held-to-maturity securities	$2,089	3.1	$—	—	$26	1.8	$1	3.0	$2,062	3.1
December 31, 2017
Fair value of available-for-sale securities (a)
U.S. Treasury	$1,777	1.7%	$—	—%	$487	1.7%	$1,290	1.8%	$—	—%
U.S. States and political subdivisions	854	2.9	76	1.8	36	2.3	203	2.5	539	3.3
Foreign government	154	2.5	—	—	80	2.5	74	2.4	—	—
Agency mortgage-backed residential	14,291	3.1	—	—	—	—	3	2.9	14,288	3.1
Mortgage-backed residential	2,494	3.1	—	—	—	—	—	—	2,494	3.1
Mortgage-backed commercial	541	3.2	—	—	30	3.1	31	3.1	480	3.2
Asset-backed	936	3.1	—	—	698	3.1	106	3.1	132	2.8
Corporate debt	1,256	2.9	140	2.6	513	2.6	564	3.2	39	4.7
Total available-for-sale securities	$22,303	3.0	$216	2.3	$1,844	2.5	$2,271	2.3	$17,972	3.1
Amortized cost of available-for-sale securities	$22,499		$217		$1,852		$2,314		$18,116
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,863	3.1%	$—	—%	$—	—%	$—	—%	$1,863	3.1%
Asset-backed retained notes	36	1.7	—	—	35	1.7	1	3.0	—	—
Total held-to-maturity securities	$1,899	3.1	$—	—	$35	1.7	$1	3.0	$1,863	3.1

(a)
Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The balances of cash equivalents were $54 million and $10 million at June 30, 2018, and December 31, 2017, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents interest and dividends on investment securities.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Taxable interest	$164	$130	$318	$249
Taxable dividends	3	3	6	5
Interest and dividends exempt from U.S. federal income tax	6	6	12	11
Interest and dividends on investment securities	$173	$139	$336	$265
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period. There were no other-than-temporary impairments of available-for-sale securities for either period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Available-for-sale securities
Gross realized gains	$1	$24	$7	$51
Gross realized losses (a)	—	(1)	—	(1)
Net realized gains on available-for-sale securities	1	23	7	50
Net realized gain on equity securities	18		40
Net unrealized gain (loss) on equity securities (b)	8		(32)
Other gain on investments, net	$27	$23	$15	$50

(a)
Certain available-for-sale securities were sold at a loss in 2018 and 2017 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security). Any such sales were made in accordance with our risk management policies and practices.

(b)
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The table below summarizes available-for-sale and held-to-maturity securities in an unrealized loss position, which we evaluated for other than temporary impairment applying the methodology described in Note 1. As of June 30, 2018, we did not have the intent to sell the available-for-sale or held-to-maturity securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result of this evaluation, we believe that the securities with an unrealized loss position are not considered to be other-than-temporarily impaired at June 30, 2018.

	June 30, 2018				December 31, 2017
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury	$485	$(19)	$1,275	$(71)	$471	$(8)	$1,305	$(46)
U.S. States and political subdivisions	420	(8)	181	(11)	242	(2)	183	(5)
Foreign government	56	(1)	25	(1)	80	(1)	4	—
Agency mortgage-backed residential	8,834	(215)	5,331	(282)	4,066	(19)	5,671	(137)
Mortgage-backed residential	1,642	(35)	688	(58)	857	(2)	773	(32)
Mortgage-backed commercial	91	(2)	18	(1)	76	(1)	21	—
Asset-backed	479	(3)	71	(1)	220	(1)	91	—
Corporate debt	885	(26)	254	(17)	529	(4)	194	(7)
Total temporarily impaired available-for-sale securities	$12,892	$(309)	$7,843	$(442)	$6,541	$(38)	$8,242	$(227)
Held-to-maturity securities
Agency mortgage-backed residential	$1,152	$(33)	$668	$(50)	$773	$(5)	$687	$(32)
Asset-backed retained certificates	24	—	—	—	35	—	—	—
Total held-to-maturity debt securities	$1,176	$(33)	$668	$(50)	$808	$(5)	$687	$(32)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

7.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at gross carrying value was as follows.

($ in millions)	June 30, 2018	December 31, 2017
Consumer automotive (a)	$70,473	$68,071
Consumer mortgage
Mortgage Finance (b)	13,328	11,657
Mortgage — Legacy (c)	1,803	2,093
Total consumer mortgage	15,131	13,750
Total consumer	85,604	81,821
Commercial
Commercial and industrial
Automotive	31,501	33,025
Other	4,027	3,887
Commercial real estate	4,412	4,160
Total commercial	39,940	41,072
Total finance receivables and loans (d)	$125,544	$122,893

(a)	Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 18 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $18 million and $20 million at June 30, 2018, and December 31, 2017, respectively, 36% of which are expected to start principal amortization in 2019, and 48% in 2020. The remainder of these loans have exited the interest-only period.

(c)	Includes loans originated as interest-only mortgage loans of $416 million and $496 million at June 30, 2018, and December 31, 2017, respectively, of which 99% have exited the interest-only period.

(d)	Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $612 million and $551 million at June 30, 2018, and December 31, 2017, respectively.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended June 30, 2018 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at April 1, 2018	$1,066	$74	$138	$1,278
Charge-offs (a)	(296)	(8)	(2)	(306)
Recoveries	114	6	6	126
Net charge-offs	(182)	(2)	4	(180)
Provision for loan losses	168	(4)	(6)	158
Other	1	(2)	2	1
Allowance at June 30, 2018	$1,053	$66	$138	$1,257

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2018 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2018	$1,066	$79	$131	$1,276
Charge-offs (a)	(661)	(20)	(2)	(683)
Recoveries	226	12	6	244
Net charge-offs	(435)	(8)	4	(439)
Provision for loan losses	421	(3)	1	419
Other	1	(2)	2	1
Allowance at June 30, 2018	$1,053	$66	$138	$1,257
Allowance for loan losses at June 30, 2018
Individually evaluated for impairment	$42	$24	$27	$93
Collectively evaluated for impairment	1,011	42	111	1,164
Finance receivables and loans at gross carrying value
Ending balance	$70,473	$15,131	$39,940	$125,544
Individually evaluated for impairment	480	228	198	906
Collectively evaluated for impairment	69,993	14,903	39,742	124,638

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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Consumer automotive	$—	$85	$—	$1,298
Consumer mortgage	4	3	5	6
Total sales and transfers	$4	$88	$5	$1,304

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about significant purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Consumer automotive	$233	$611	$401	$679
Consumer mortgage	852	809	2,147	1,136
Total purchases of finance receivables and loans	$1,085	$1,420	$2,548	$1,815
The following table presents an analysis of our past due finance receivables and loans recorded at gross carrying value.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
June 30, 2018
Consumer automotive	$1,706	$387	$248	$2,341	$68,132	$70,473
Consumer mortgage
Mortgage Finance	50	4	11	65	13,263	13,328
Mortgage — Legacy	38	14	54	106	1,697	1,803
Total consumer mortgage	88	18	65	171	14,960	15,131
Total consumer	1,794	405	313	2,512	83,092	85,604
Commercial
Commercial and industrial
Automotive	—	—	21	21	31,480	31,501
Other	4	—	—	4	4,023	4,027
Commercial real estate	—	—	—	—	4,412	4,412
Total commercial	4	—	21	25	39,915	39,940
Total consumer and commercial	$1,798	$405	$334	$2,537	$123,007	$125,544
December 31, 2017
Consumer automotive	$1,994	$478	$268	$2,740	$65,331	$68,071
Consumer mortgage
Mortgage Finance	60	11	18	89	11,568	11,657
Mortgage — Legacy	43	25	62	130	1,963	2,093
Total consumer mortgage	103	36	80	219	13,531	13,750
Total consumer	2,097	514	348	2,959	78,862	81,821
Commercial
Commercial and industrial
Automotive	5	—	3	8	33,017	33,025
Other	—	—	—	—	3,887	3,887
Commercial real estate	—	—	—	—	4,160	4,160
Total commercial	5	—	3	8	41,064	41,072
Total consumer and commercial	$2,102	$514	$351	$2,967	$119,926	$122,893

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the gross carrying value of our finance receivables and loans on nonaccrual status.

($ in millions)	June 30, 2018	December 31, 2017
Consumer automotive	$602	$603
Consumer mortgage
Mortgage Finance	18	25
Mortgage — Legacy	87	92
Total consumer mortgage	105	117
Total consumer	707	720
Commercial
Commercial and industrial
Automotive	88	27
Other	104	44
Commercial real estate	6	1
Total commercial	198	72
Total consumer and commercial finance receivables and loans	$905	$792
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

	June 30, 2018			December 31, 2017
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$69,871	$602	$70,473	$67,468	$603	$68,071
Consumer mortgage
Mortgage Finance	13,310	18	13,328	11,632	25	11,657
Mortgage — Legacy	1,716	87	1,803	2,001	92	2,093
Total consumer mortgage	15,026	105	15,131	13,633	117	13,750
Total consumer	$84,897	$707	$85,604	$81,101	$720	$81,821
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at gross carrying value.

	June 30, 2018			December 31, 2017
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial and industrial
Automotive	$28,890	$2,611	$31,501	$30,982	$2,043	$33,025
Other	3,260	767	4,027	2,986	901	3,887
Commercial real estate	4,193	219	4,412	4,023	137	4,160
Total commercial	$36,343	$3,597	$39,940	$37,991	$3,081	$41,072

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
The following table presents information about our impaired finance receivables and loans.

($ in millions)	Unpaid principal balance (a)	Gross carrying value	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
June 30, 2018
Consumer automotive	$491	$480	$117	$363	$42
Consumer mortgage
Mortgage Finance	10	10	4	6	—
Mortgage — Legacy	223	218	63	155	24
Total consumer mortgage	233	228	67	161	24
Total consumer	724	708	184	524	66
Commercial
Commercial and industrial
Automotive	88	88	16	72	12
Other	116	104	40	64	15
Commercial real estate	6	6	4	2	—
Total commercial	210	198	60	138	27
Total consumer and commercial finance receivables and loans	$934	$906	$244	$662	$93
December 31, 2017
Consumer automotive	$438	$430	$91	$339	$36
Consumer mortgage
Mortgage Finance	8	8	4	4	—
Mortgage — Legacy	228	223	58	165	27
Total consumer mortgage	236	231	62	169	27
Total consumer	674	661	153	508	63
Commercial
Commercial and industrial
Automotive	27	27	9	18	3
Other	54	44	10	34	11
Commercial real estate	1	1	—	1	—
Total commercial	82	72	19	53	14
Total consumer and commercial finance receivables and loans	$756	$733	$172	$561	$77

(a)	Adjusted for charge-offs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present average balance and interest income for our impaired finance receivables and loans.

	2018		2017
Three months ended June 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$472	$7	$391	$5
Consumer mortgage
Mortgage Finance	9	—	8	—
Mortgage — Legacy	219	3	238	3
Total consumer mortgage	228	3	246	3
Total consumer	700	10	637	8
Commercial
Commercial and industrial
Automotive	78	1	54	1
Other	82	—	73	8
Commercial real estate	5	—	6	—
Total commercial	165	1	133	9
Total consumer and commercial finance receivables and loans	$865	$11	$770	$17

	2018		2017
Six months ended June 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$462	$14	$381	$10
Consumer mortgage
Mortgage Finance	9	—	8	—
Mortgage — Legacy	220	5	239	5
Total consumer mortgage	229	5	247	5
Total consumer	691	19	628	15
Commercial
Commercial and industrial
Automotive	61	2	47	1
Other	66	—	77	8
Commercial real estate	4	—	6	—
Total commercial	131	2	130	9
Total consumer and commercial finance receivables and loans	$822	$21	$758	$24
Troubled Debt Restructurings
Troubled Debt Restructurings (TDRs) are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For automotive loans, we may offer several types of assistance to aid our customers, including extension of the loan maturity date and rewriting the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at gross carrying value were $791 million and $712 million at June 30, 2018, and December 31, 2017, respectively.
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $7 million and $6 million at June 30, 2018, and December 31, 2017, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present information related to finance receivables and loans recorded at gross carrying value modified in connection with a TDR during the period.

	2018			2017
Three months ended June 30, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	5,898	$107	$93	5,762	$103	$88
Consumer mortgage
Mortgage Finance	7	2	2	—	—	—
Mortgage — Legacy	27	6	7	19	3	2
Total consumer mortgage	34	8	9	19	3	2
Total consumer	5,932	115	102	5,781	106	90
Commercial
Commercial and industrial
Automotive	3	4	4	—	—	—
Other	2	55	51	1	21	21
Total commercial	5	59	55	1	21	21
Total consumer and commercial finance receivables and loans	5,937	$174	$157	5,782	$127	$111

	2018			2017
Six months ended June 30, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	12,940	$235	$203	12,209	$218	$187
Consumer mortgage
Mortgage Finance	8	3	3	1	—	—
Mortgage — Legacy	89	16	16	72	15	14
Total consumer mortgage	97	19	19	73	15	14
Total consumer	13,037	254	222	12,282	233	201
Commercial
Commercial and industrial
Automotive	3	4	4	—	—	—
Other	2	55	51	2	44	44
Total commercial	5	59	55	2	44	44
Total consumer and commercial finance receivables and loans	13,042	$313	$277	12,284	$277	$245

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

	2018			2017
Three months ended June 30, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	2,425	$29	$17	2,143	$25	$17
Consumer mortgage
Mortgage Finance	—	—	—	—	—	—
Mortgage — Legacy	1	—	—	—	—	—
Total consumer finance receivables and loans	2,426	$29	$17	2,143	$25	$17

	2018			2017
Six months ended June 30, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	4,751	$57	$35	4,132	$49	$33
Consumer mortgage
Mortgage Finance	—	—	—	1	1	—
Mortgage — Legacy	1	—	—	—	—	—
Total consumer finance receivables and loans	4,752	$57	$35	4,133	$50	$33
8.    Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	June 30, 2018	December 31, 2017
Vehicles	$10,260	$10,556
Accumulated depreciation	(1,621)	(1,815)
Investment in operating leases, net	$8,639	$8,741
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Depreciation expense on operating lease assets (excluding remarketing gains)	$281	$353	$572	$739
Remarketing gains	(16)	(32)	(34)	(29)
Net depreciation expense on operating lease assets	$265	$321	$538	$710
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
The nature, purpose, and activities of nonconsolidated securitization entities are similar to those of our consolidated securitization entities with the primary difference being the nature and extent of our continuing involvement. Additionally, to qualify for off-balance sheet

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

treatment, transfers of financial assets must meet appropriate sale accounting conditions. For nonconsolidated securitization entities, the transferred financial assets are removed from our balance sheet provided the conditions for sale accounting are met. The financial assets obtained from the securitization are primarily reported as cash, or retained interests (if applicable). Liabilities incurred as part of these securitization transactions, such as representation and warranty provisions, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction. We had no pretax gain on sales of financial assets into nonconsolidated VIEs for both the three months and six months ended June 30, 2018, and the three months ended June 30, 2017. We had a pretax gain of $2 million for the six months ended June 30, 2017.
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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
June 30, 2018
On-balance sheet variable interest entities
Consumer automotive	$18,806	(b)	$8,787	(c)
Commercial automotive	9,945		3,595
Off-balance sheet variable interest entities
Consumer automotive	28	(d)	—		$1,388	$1,416	(e)
Commercial other	739	(f)	344	(g)	—	968	(h)
Total	$29,518		$12,726		$1,388	$2,384
December 31, 2017
On-balance sheet variable interest entities
Consumer automotive	$17,597	(b)	$7,677	(c)
Commercial automotive	12,550		2,558
Off-balance sheet variable interest entities
Consumer automotive	37	(d)	—		$1,964	$2,001	(e)
Commercial other	592	(f)	248	(g)	—	790	(h)
Total	$30,776		$10,483		$1,964	$2,791

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $8.5 billion of assets that were not encumbered by VIE beneficial interests held by third parties at both June 30, 2018, and December 31, 2017. Ally or consolidated affiliates hold the interests in these assets.

(c)	Includes $25 million and $29 million of liabilities that were not obligations to third-party beneficial interest holders at June 30, 2018, and December 31, 2017, respectively.

(d)
Represents retained notes and certificated residual interests, of which $27 million and $36 million were classified as held-to-maturity securities at June 30, 2018, and December 31, 2017, respectively, and $1 million was classified as other assets at both June 30, 2018, and December 31, 2017. These assets represent our compliance with the risk retention rules under the Dodd-Frank Act, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Cash Flows with Off-balance Sheet Securitization Entities
The following table summarizes cash flows received and paid related to securitization entities and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive assets (e.g., servicing) that were outstanding during the six months ended June 30, 2018, and 2017. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Six months ended June 30, ($ in millions)	Consumer automotive	Consumer mortgage
2018
Cash disbursements for repurchases during the period	$(2)	$—
Servicing fees	10	—
Cash flows received on retained interests in securitization entities	9	—
Representation and warranty recoveries	—	2
2017
Cash proceeds from transfers completed during the period	$1,187	$—
Cash disbursements for repurchases during the period (a)	(491)	—
Servicing fees	18	—
Cash flows received on retained interests in securitization entities	10	—
Other cash flows	4	—

(a)	During the second quarter of 2017, we elected to not renew a retail automotive credit conduit facility and also purchased the related retail automotive loans and settled associated retained interests.
Delinquencies and Net Credit Losses
The following tables present quantitative information about delinquencies and net credit losses for off-balance sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Off-balance sheet securitization entities
Consumer automotive	$1,388	$1,964	$12	$16
Total off-balance sheet securitization entities	1,388	1,964	12	16
Whole-loan sales (a)	964	1,399	3	4
Total	$2,352	$3,363	$15	$20

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

	Net credit losses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Off-balance sheet securitization entities
Consumer automotive	$2	$3	$5	$6
Total off-balance sheet securitization entities	2	3	5	6
Whole-loan sales (a)	—	1	1	2
Total	$2	$4	$6	$8

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.
10.    Servicing Activities
Automotive Finance Servicing Activities
We service consumer automotive contracts. Historically, we have sold a portion of our consumer automotive contracts. With respect to contracts we sell, we generally retain the right to service and earn a servicing fee for our servicing function. We have concluded that the fee we are paid for servicing consumer automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automotive servicing fee income of $8 million and $16 million during the three months and six

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

months ended June 30, 2018, respectively, compared to $14 million and $30 million during the three months and six months ended June 30, 2017.
Automotive Finance Serviced Assets
The current unpaid principal balance and any related unamortized deferred fees and costs of total serviced automotive finance loans and net investment in operating leases outstanding were as follows.

($ in millions)	June 30, 2018	December 31, 2017
On-balance sheet automotive finance loans and leases
Consumer automotive	$69,701	$67,631
Commercial automotive	35,645	37,058
Operating leases	8,613	8,682
Other	111	121
Off-balance sheet automotive finance loans
Securitizations	1,392	1,977
Whole-loan sales	969	1,409
Total serviced automotive finance loans and leases	$116,431	$116,878
11.    Other Assets
The components of other assets were as follows.

($ in millions)	June 30, 2018	December 31, 2017
Property and equipment at cost	$1,161	$1,064
Accumulated depreciation	(648)	(608)
Net property and equipment	513	456
Nonmarketable equity investments (a)	1,276	1,233
Restricted cash collections for securitization trusts (b)	796	812
Accrued interest and rent receivables	548	550
Net deferred tax assets	455	461
Other accounts receivable	289	116
Goodwill (c)	240	240
Restricted cash and cash equivalents (d)	116	94
Cash reserve deposits held for securitization trusts (e)	103	111
Fair value of derivative contracts in receivable position (f)	63	39
Cash collateral placed with counterparties	35	29
Other assets	1,580	1,522
Total other assets	$6,014	$5,663

(a)
Includes investments in FHLB stock of $790 million and $745 million at June 30, 2018, and December 31, 2017, respectively; FRB stock of $447 million and $445 million at June 30, 2018, and December 31, 2017, respectively; and equity securities without a readily determinable fair value of $39 million at June 30, 2018, measured at cost with adjustments for impairment and observable changes in price. During the three months and six months ended June 30, 2018, we recorded $1 million in impairment related to equity securities without a readily determinable fair value.

(b)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(c)
Includes goodwill of $27 million within our Insurance operations at both June 30, 2018, and December 31, 2017; $193 million within Corporate and Other at both June 30, 2018, and December 31, 2017; and $20 million within Automotive Finance operations at both June 30, 2018, and December 31, 2017. No changes to the carrying amount of goodwill were recorded during the six months ended June 30, 2018.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

12.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	June 30, 2018	December 31, 2017
Noninterest-bearing deposits	$153	$108
Interest-bearing deposits
Savings and money market checking accounts	50,958	49,267
Certificates of deposit	47,617	43,869
Dealer deposits	6	12
Total deposit liabilities	$98,734	$93,256
At June 30, 2018, and December 31, 2017, certificates of deposit included $19.9 billion and $18.9 billion, respectively, of those in denominations of $100 thousand or more. At both June 30, 2018, and December 31, 2017, certificates of deposit included $5.3 billion of those in denominations in excess of $250 thousand federal insurance limits.
13.    Debt
Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	June 30, 2018			December 31, 2017
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$2,666	$—	$2,666	$3,171	$—	$3,171
Federal Home Loan Bank	—	3,475	3,475	—	7,350	7,350
Financial instruments sold under agreements to repurchase	—	967	967	—	892	892
Total short-term borrowings	$2,666	$4,442	$7,108	$3,171	$8,242	$11,413

(a)	Refer to the section below titled Long-term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements, short-term borrowing agreements in which we sell financial instruments to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of June 30, 2018, the financial instruments sold under agreements to repurchase consisted of $276 million of U.S. Treasury and $691 million of agency mortgage-backed residential debt securities set to mature as follows: $530 million within 30 days, and $437 million within 61 to 90 days. Refer to Note 6 and Note 21 for further details.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. At June 30, 2018, we placed cash collateral totaling $4 million and received cash collateral totaling $1 million and noncash collateral totaling $1 million. At December 31, 2017, we placed cash collateral totaling $10 million and received cash collateral totaling $1 million.
Long-term Debt
The following table presents the composition of our long-term debt portfolio.

	June 30, 2018			December 31, 2017
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$2,740	$8,016	$10,756	$3,482	$7,499	$10,981
Due after one year (a)	11,139	25,334	36,473	11,909	21,128	33,037
Fair value adjustment (b)	168	(69)	99	240	(32)	208
Total long-term debt (c)	$14,047	$33,281	$47,328	$15,631	$28,595	$44,226

(a)	Includes $2.6 billion of trust preferred securities at both June 30, 2018, and December 31, 2017.

(b)	Represents the basis adjustment associated with the application of hedge accounting on certain of our long-term debt positions. Refer to Note 18 for additional information.

(c)	Includes advances from the FHLB of Pittsburgh of $14.7 billion and $10.3 billion at June 30, 2018, and December 31, 2017, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining maturity of long-term debt at June 30, 2018, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2018	2019	2020	2021	2022	2023 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$1,991	$1,681	$2,251	$663	$1,066	$7,414	$168	$15,234
Original issue discount	(52)	(38)	(39)	(43)	(47)	(968)	—	(1,187)
Total unsecured	1,939	1,643	2,212	620	1,019	6,446	168	14,047
Secured
Long-term debt	3,356	7,995	7,430	8,484	4,562	1,523	(69)	33,281
Total long-term debt	$5,295	$9,638	$9,642	$9,104	$5,581	$7,969	$99	$47,328
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	June 30, 2018			December 31, 2017
($ in millions)	Total (a)		Ally Bank	Total (a)		Ally Bank
Investment securities (b)	$7,902		$6,995	$8,371		$7,443
Mortgage assets held-for-investment and lending receivables	14,943		14,943	13,579		13,579
Consumer automotive finance receivables	18,965		9,621	19,787		6,200
Commercial automotive finance receivables	14,252		14,211	16,567		16,472
Operating leases	267		—	457		—
Total assets restricted as collateral (c) (d)	$56,329		$45,770	$58,761		$43,694
Secured debt	$37,723	(e)	$27,990	$36,837	(e)	$23,278

(a)	Ally Bank is a component of the total column.

(b)
A portion of the restricted investment securities at June 30, 2018, and December 31, 2017, were restricted under repurchase agreements. Refer to the section above titled Short-term Borrowings for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $26.3 billion and $25.2 billion at June 30, 2018, and December 31, 2017, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans and investment securities. Ally Bank has access to the FRB Discount Window. Ally Bank had assets pledged and restricted as collateral to the FRB totaling $2.4 billion and $2.3 billion at June 30, 2018, and December 31, 2017, respectively. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 11 for additional information.

(e)	Includes $4.4 billion and $8.2 billion of short-term borrowings at June 30, 2018, and December 31, 2017, respectively.
Trust Preferred Securities
At June 30, 2018, we have issued and outstanding approximately $2.6 billion in aggregate liquidation preference of 8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 (Series 2 TRUPS). Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions are payable at an annual rate equal to three-month London interbank offer rate plus 5.785% payable quarterly in arrears. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case.
Funding Facilities
We utilize both committed credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Condensed Consolidated Balance Sheet.
As of June 30, 2018, Ally Bank had exclusive access to $2.5 billion of funding capacity from committed credit facilities. Funding programs supported by the FRB and the FHLB complement Ally Bank’s private collateralized funding vehicles.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The total capacity in our committed funding facilities is provided by banks through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At June 30, 2018, all of our $9.2 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of June 30, 2018, we had $7.6 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.
Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Bank funding
Secured	$2,500	$1,785	$—	$890	$2,500	$2,675
Parent funding
Secured	3,855	6,330	2,870	2,920	6,725	9,250
Total committed facilities	$6,355	$8,115	$2,870	$3,810	$9,225	$11,925

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

14.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	June 30, 2018	December 31, 2017
Accounts payable	$369	$746
Employee compensation and benefits	188	248
Reserves for insurance losses and loss adjustment expenses	149	140
Fair value of derivative contracts in payable position (a)	65	41
Cash collateral received from counterparties	39	17
Deferred revenue	28	32
Other liabilities	673	556
Total accrued expenses and other liabilities	$1,511	$1,780

(a)	For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

15.    Accumulated Other Comprehensive Loss
The following table presents changes, net of tax, in each component of accumulated other comprehensive loss.

($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive loss
Balance at December 31, 2016	$(273)	$14	$8	$(90)	$(341)
2017 net change	96	—	1	(1)	96
Balance at June 30, 2017	$(177)	$14	$9	$(91)	$(245)
Balance at December 31, 2017, before cumulative effect of adjustments	$(173)	$16	$11	$(89)	$(235)
Cumulative effect of changes in accounting principles, net of tax (c)
Adoption of Accounting Standards Update 2016-01	27	—	—	—	27
Adoption of Accounting Standards Update 2018-02	(40)	4	—	(6)	(42)
Balance at January 1, 2018, after cumulative effect of adjustments	(186)	20	11	(95)	(250)
2018 net change	(412)	(1)	17	(2)	(398)
Balance at June 30, 2018	$(598)	$19	$28	$(97)	$(648)

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 18.

(c)	Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive (loss) income.

Three months ended June 30, 2018 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(95)		$22		$(73)
Less: Net realized gains reclassified to income from continuing operations	1	(a)	—	(b)	1
Net change	(96)		22		(74)
Translation adjustments
Net unrealized losses arising during the period	(3)		1		(2)
Net investment hedges (c)
Net unrealized gains arising during the period	3		(1)		2
Cash flow hedges (c)
Net unrealized gains arising during the period	5		(2)		3
Defined benefit pension plans
Net unrealized gains arising during the period	1		—		1
Other comprehensive loss	$(90)		$20		$(70)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended June 30, 2017 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$132		$(37)		$95
Less: Net realized gains reclassified to income from continuing operations	23	(a)	(3)	(b)	20
Net change	109		(34)		75
Translation adjustments
Net unrealized gains arising during the period	4		(1)		3
Net investment hedges (c)
Net unrealized losses arising during the period	(4)		1		(3)
Cash flow hedges (c)
Net unrealized gains arising during the period	1		—		1
Other comprehensive income	$110		$(34)		$76

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 18.

Six months ended June 30, 2018 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(531)		$125		$(406)
Less: Net realized gains reclassified to income from continuing operations	7	(a)	(1)	(b)	6
Net change	(538)		126		(412)
Translation adjustments
Net unrealized losses arising during the period	(8)		2		(6)
Net investment hedges (c)
Net unrealized gains arising during the period	7		(2)		5
Cash flow hedges (c)
Net unrealized gains arising during the period	23		(6)		17
Defined benefit pension plans
Net unrealized losses arising during the period	(2)		—		(2)
Other comprehensive loss	$(518)		$120		$(398)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 18.

Six months ended June 30, 2017 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$183		$(42)		$141
Less: Net realized gains reclassified to income from continuing operations	50	(a)	(5)	(b)	45
Net change	133		(37)		96
Translation adjustments
Net unrealized gains arising during the period	6		(2)		4
Net investment hedges (c)
Net unrealized losses arising during the period	(6)		2		(4)
Cash flow hedges (c)
Net unrealized gains arising during the period	1		—		1
Defined benefit pension plans
Net unrealized losses arising during the period	(1)		—		(1)
Other comprehensive income	$133		$(37)		$96

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

16.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data; shares in thousands) (a)	2018	2017	2018	2017
Net income from continuing operations attributable to common stockholders	$348	$254	$600	$467
Income (loss) from discontinued operations, net of tax	1	(2)	(1)	(1)
Net income attributable to common stockholders	$349	$252	$599	$466
Basic weighted-average common shares outstanding (b)	430,628	457,891	433,405	461,904
Diluted weighted-average common shares outstanding (b)	432,554	458,819	435,727	462,802
Basic earnings per common share
Net income from continuing operations	$0.81	$0.55	$1.38	$1.01
Loss from discontinued operations, net of tax	—	(0.01)	—	—
Net income	$0.81	$0.55	$1.38	$1.01
Diluted earnings per common share
Net income from continuing operations	$0.80	$0.55	$1.38	$1.01
Loss from discontinued operations, net of tax	—	(0.01)	—	—
Net income	$0.81	$0.55	$1.37	$1.01

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)	Includes shares related to share-based compensation that vested but were not yet issued for the three months and six months ended June 30, 2018, and 2017.
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
On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted. This legislation includes targeted amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other financial services laws, including amendments that affect whether and, if so, how the FRB applies enhanced prudential standards to BHCs like us with total consolidated assets equal to or greater than $100 billion and less than $250 billion. While we currently anticipate that this legislation may result in regulatory and supervisory frameworks that are more tailored to our risk profile, such a result generally depends on future action by the U.S. banking agencies and, as a result, cannot be predicted with any certainty.
On April 13, 2018, the FRB and other U.S. banking agencies proposed a revision to their regulatory capital rules to address the regulatory capital treatment related to ASU 2016-13, which Ally plans to adopt effective January 1, 2020, as further described in Note 1. We expect the implementation of ASU 2016-13 will significantly increase our allowance for credit losses upon adoption. If finalized, the proposed changes to the regulatory capital rules would allow Ally to phase in the impact to our regulatory capital as a result of the increase to our allowance for credit losses on a straight-line basis over a three-year period. In addition, the U.S. banking agencies are proposing to make amendments to the stress testing regulations that would exclude the impact of the adoption of ASU 2016-13 until the 2020 stress testing cycle. We continue to monitor and evaluate these regulatory developments. Until the U.S. banking agencies decide whether and, if so, how to amend their regulatory capital rules to account for ASU 2016-13, its ultimate impact on our regulatory capital and, therefore, our business, results of operations, and financial condition is unclear.
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
On March 7, 2016, Ally Bank received approval from the FRB to become a state member bank. Ally Bank is now regulated by the FRB through the Federal Reserve Bank of Chicago, as well as the Utah Department of Financial Institutions (UDFI). As a requirement of FRB membership, we held $447 million of FRB stock at June 30, 2018. In addition, in connection with the application for membership in the Federal Reserve System, Ally Bank made commitments to the FRB relating to capital, liquidity, and business plan requirements. These commitments were consistent with the prior requirements under the now-terminated Capital and Liquidity Maintenance Agreement with the Federal Deposit Insurance Corporation (FDIC), including the requirement to maintain capital at a level such that Ally Bank’s Tier 1 leverage ratio was at least 15%. On August 22, 2017, banking agencies lifted the capital, liquidity, and business plan commitments that Ally Bank had made in connection with its application for membership in the Federal Reserve System, including the commitment to maintain a Tier 1 leverage ratio of at least 15%.
Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	June 30, 2018		December 31, 2017		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$13,265	9.37%	$13,237	9.53%	4.50%	(b)
Ally Bank	16,591	13.65	17,059	15.04	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,698	11.09%	$15,628	11.25%	6.00%	6.00%
Ally Bank	16,591	13.65	17,059	15.04	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$17,926	12.66%	$17,974	12.94%	8.00%	10.00%
Ally Bank	17,557	14.45	17,886	15.77	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$15,698	9.21%	$15,628	9.53%	4.00%	(b)
Ally Bank	16,591	11.50	17,059	12.87	4.00	5.00%

(a)
In addition to the minimum risk-based capital requirements for common equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally and Ally Bank were required to maintain a minimum capital conservation buffer of 1.875% and 1.25% at June 30, 2018, and December 31, 2017, respectively, which ultimately increases to 2.5% on January 1, 2019.

(b)	Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”

(c)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
At June 30, 2018, Ally and Ally Bank were “well-capitalized” and met all applicable capital requirements to which each was subject.
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
As part of the 2017 Comprehensive Capital Analysis and Review (CCAR) process, we received a non-objection to our capital plan from the FRB, including the proposed capital actions contained in our submission. The capital actions included increases in the quarterly cash dividend on common stock and in our share repurchase program.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information related to our common stock for each quarter since the commencement of our common stock repurchase programs and initiation of a quarterly cash dividend on common stock.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2016
Third quarter	$159	8,298	483,753	475,470	$0.08
Fourth quarter	167	8,745	475,470	467,000	0.08
2017
First quarter	$169	8,097	467,000	462,193	$0.08
Second quarter	204	10,485	462,193	452,292	0.08
Third quarter	190	8,507	452,292	443,796	0.12
Fourth quarter	190	7,033	443,796	437,054	0.12
2018
First quarter	$185	6,473	437,054	432,691	$0.13
Second quarter	195	7,280	432,691	425,752	0.13

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On July 13, 2018, the Ally Board of Directors (the Board) declared a quarterly cash dividend of $0.15 per share on all common stock, payable on August 15, 2018. Refer to Note 25 for further information regarding this common stock dividend.

Ally submitted its 2018 capital plan and stress test results to the FRB on April 5, 2018. On June 21, 2018, we publicly disclosed summary results of the stress test under the severely adverse scenario in accordance with applicable regulatory requirements. On June 28, 2018, we received from the FRB a non-objection to our capital plan, which includes increases in both our share repurchase program and our planned dividends. Consistent with the capital plan, the Board authorized a 32% increase in our share repurchase program, permitting us to repurchase up to $1.0 billion of our common stock from time to time from the third quarter of 2018 through the second quarter of 2019. Also consistent with the capital plan, on July 13, 2018, the Board declared a quarterly cash dividend of $0.15 per share of our common stock, which is a $0.02 or 15% increase relative to the dividend declared in the prior quarter. Refer to Note 25 for further information on the most recent dividend. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review of and non-objection to the actions that we propose each year in our annual capital plan. The amount and size of any future dividends and share repurchases will depend upon our results of operations, capital levels, future opportunities, consideration and approval by the Board, and other considerations including the degree of severity of stress scenarios assigned by the FRB as part of the CCAR process.
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
We enter into foreign-currency forwards with external counterparties as net investment hedges of foreign exchange exposure on our investments in foreign subsidiaries. Our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our accumulated other comprehensive loss. We also periodically enter into foreign-currency forwards to economically hedge any foreign-denominated debt, centralized lending, and foreign-denominated third-party loans. These foreign-currency forwards that are used as economic hedges are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
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
We execute certain derivatives such as interest rate swaps with clearinghouses, which requires us to post and receive collateral. For these clearinghouse derivatives, these payments are recognized as settlements rather than collateral.
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the three months ended June 30, 2018, or 2017.
We placed cash collateral totaling $31 million and noncash collateral totaling $151 million at June 30, 2018, and $20 million and $97 million at December 31, 2017, respectively, in accounts maintained by counterparties. This amount primarily relates to collateral posted to support our derivative positions. This amount also excludes cash and noncash collateral pledged under repurchase agreements. Refer to Note 13 for details on the repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $38 million and noncash collateral totaling $11 million at June 30, 2018, and $17 million and $2 million at December 31, 2017, respectively, in accounts maintained by counterparties. These amounts exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 13 for details on repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	June 30, 2018			December 31, 2017
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$28,840	$—	$—	$6,915
Foreign exchange contracts
Forwards	—	1	145	—	1	136
Total derivatives designated as accounting hedges	—	1	28,985	—	1	7,051
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	—	—	9	—	—	23
Written options	1	62	6,760	1	39	8,327
Purchased options	62	—	6,694	38	—	8,237
Total interest rate risk	63	62	13,463	39	39	16,587
Foreign exchange contracts
Futures and forwards	—	1	193	—	1	124
Total foreign exchange risk	—	1	193	—	1	124
Equity contracts
Written options	—	1	—	—	—	—
Total equity risk	—	1	—	—	—	—
Total derivatives not designated as accounting hedges	63	64	13,656	39	40	16,711
Total derivatives	$63	$65	$42,641	$39	$41	$23,762

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

($ in millions)	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Assets
Available-for-sale securities (b)	$1,435	$173	$(3)	$2	$(2)	$2
Finance receivables and loans, net (c)	41,383	2,305	(40)	18	11	19
Liabilities
Long-term debt	$14,959	$14,640	$99	$208	$95	$235

(a)	Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.

(b)
The carrying amount of hedged available-for-sale securities is presented above using amortized cost. Refer to Note 6 for a reconciliation of the amortized cost and fair value of available-for-sale securities.

(c)
The hedged item represents the carrying value of the hedged portfolio of assets. The amount that is identified as the last of layer in the hedge relationship is $17.7 billion as of June 30, 2018. The basis adjustment associated with the last-of-layer relationship is a $51 million liability as of June 30, 2018, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. A last-of-layer hedge strategy did not exist at December 31, 2017.

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Gain (loss) recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$—	$1	$—	$1
Other income, net of losses	(2)	(1)	—	(3)
Total interest rate contracts	(2)	—	—	(2)
Foreign exchange contracts
Other income, net of losses	6	(3)	6	(4)
Total foreign exchange contracts	6	(3)	6	(4)
Gain (loss) recognized in earnings	$4	$(3)	$6	$(6)

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

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended June 30, ($ in millions)	2018	2017	2018	2017	2018	2017
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$8	$(21)
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	(8)	21
Hedged fixed-rate FHLB advances	—	—	—	—	10	1
Derivatives designated as hedging instruments on fixed-rate FHLB advances	—	—	—	—	(10)	(1)
Hedged available-for-sale securities	—	—	(2)	2	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	2	(2)	—	—
Hedged fixed-rate retail automotive loans	(6)	1	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate retail automotive loans	6	(1)	—	—	—	—
Total loss on fair value hedging relationships	$—	$—	$—	$—	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$1,647	$1,447	$188	$146	$434	$417

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Six months ended June 30, ($ in millions)	2018	2017	2018	2017	2018	2017
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$44	$(23)
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	(43)	24
Hedged fixed-rate FHLB advances	—	—	—	—	43	—
Derivatives designated as hedging instruments on fixed-rate FHLB advances	—	—	—	—	(43)	—
Hedged available-for-sale securities	—	—	(5)	2	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	5	(2)	—	—
Hedged fixed-rate retail automotive loans	(51)	(3)	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate retail automotive loans	51	1	—	—	—	—
Total (loss) gain on fair value hedging relationships	$—	$(2)	$—	$—	$1	$1
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$3,190	$2,815	$364	$280	$845	$841

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest on long-term debt
Three months ended June 30, ($ in millions)	2018	2017	2018	2017
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$14	$20
Interest for qualifying accounting hedges of unsecured debt	—	—	1	7
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	(5)	—
Interest for qualifying accounting hedges of secured debt (FHLB advances)	—	—	2	—
Amortization of deferred loan basis adjustments	(4)	(6)	—	—
Interest for qualifying accounting hedges of retail automotive loans held-for-investment	5	—	—	—
Total (loss) gain on fair value hedging relationships	1	(6)	12	27
Gain on cash flow hedging relationships
Interest rate contracts
Interest for qualifying accounting hedges of variable-rate borrowings	—	—	2	—
Total gain on cash flow hedging relationships	$—	$—	$2	$—

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Six months ended June 30, ($ in millions)	2018	2017	2018	2017	2018	2017
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$29	$40
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	4	12
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	(6)	(1)
Interest for qualifying accounting hedges of secured debt (FHLB advances)	—	—	—	—	4	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	(1)	—	—	—
Amortization of deferred loan basis adjustments	(8)	(11)	—	—	—	—
Interest for qualifying accounting hedges of retail automotive loans held-for-investment	(2)	(1)	—	—	—	—
Total (loss) gain on fair value hedging relationships	(10)	(12)	(1)	—	31	51
Gain on cash flow hedging relationships
Interest rate contracts
Interest for qualifying accounting hedges of variable-rate borrowings	—	—	—	—	3	—
Total gain on cash flow hedging relationships	$—	$—	$—	$—	$3	$—
During the next twelve months, we estimate $18 million will be reclassified into pretax earnings from derivatives designated as cash flow hedges.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Interest rate contracts
Gain recognized in other comprehensive loss	$5	$1	$23	$1
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss and the Condensed Consolidated Statement of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Foreign exchange contracts (a) (b)
Gain (loss) recognized in other comprehensive loss	$3	$(4)	$7	$(6)

(a)	There were no amounts excluded from effectiveness testing for the three months and six months ended June 30, 2018, or 2017.

(b)
Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months and six months ended June 30, 2018, or 2017.

19.    Income Taxes
We recognized total income tax expense from continuing operations of $113 million and $189 million for the three months and six months ended June 30, 2018, respectively, compared to $122 million and $235 million for the same periods in 2017. The decreases in income tax expense for the three months and six months ended June 30, 2018, compared to the same periods in 2017, were primarily driven by the reduction of the U.S. federal corporate tax rate enacted as a result of the Tax Act. This decrease was partially offset by an increase in pretax earnings, nondeductible FDIC premiums as a result of the Tax Act, and a nonrecurring tax benefit in 2017 from the release of valuation allowance against our capital-in-nature deferred tax assets and foreign tax credit carryforwards.
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no transfers between any levels for the six months ended June 30, 2018.

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

	Recurring fair value measurements
June 30, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$509	$—	$12	$521
Available-for-sale securities
Debt securities
U.S. Treasury	1,874	—	—	1,874
U.S. States and political subdivisions	—	851	—	851
Foreign government	7	147	—	154
Agency mortgage-backed residential	—	15,066	—	15,066
Mortgage-backed residential	—	2,625	—	2,625
Mortgage-backed commercial	—	642	—	642
Asset-backed	—	868	—	868
Corporate debt	—	1,216	—	1,216
Total available-for-sale securities	1,881	21,415	—	23,296
Mortgage loans held-for-sale (b)	—	—	13	13
Interests retained in financial asset sales	—	—	4	4
Derivative contracts in a receivable position
Interest rate	—	62	1	63
Total derivative contracts in a receivable position	—	62	1	63
Total assets	$2,390	$21,477	$30	$23,897
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$62	$—	$62
Foreign currency	—	2	—	2
Other	1	—	—	1
Total derivative contracts in a payable position	1	64	—	65
Total liabilities	$1	$64	$—	$65

(a)	Our investment in any one industry did not exceed 15%.

(b)	Carried at fair value due to fair value option elections.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$518	$—	$—	$518
Available-for-sale securities
Debt securities
U.S. Treasury	1,777	—	—	1,777
U.S. States and political subdivisions	—	854	—	854
Foreign government	8	146	—	154
Agency mortgage-backed residential	—	14,291	—	14,291
Mortgage-backed residential	—	2,494	—	2,494
Mortgage-backed commercial	—	541	—	541
Asset-backed	—	936	—	936
Corporate debt	—	1,256	—	1,256
Total available-for-sale securities	1,785	20,518	—	22,303
Mortgage loans held-for-sale (b)	—	—	13	13
Interests retained in financial asset sales	—	—	5	5
Derivative contracts in a receivable position
Interest rate	—	38	1	39
Total derivative contracts in a receivable position	—	38	1	39
Total assets	$2,303	$20,556	$19	$22,878
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$39	$—	$39
Foreign currency	—	2	—	2
Total derivative contracts in a payable position	—	41	—	41
Total liabilities	$—	$41	$—	$41

(a)	Our investment in any one industry did not exceed 14%.

(b)	Carried at fair value due to fair value option elections.

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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at June 30, 2018	Net unrealized gains included in earnings still held at June 30, 2018
($ in millions)	Fair value at April 1, 2018	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Equity securities	$12	$—		$—	$—	$—	$—	$—	$12	$—
Mortgage loans held-for-sale (a)	7	1	(b)	—	73	(68)	—	—	13	—
Other assets
Interests retained in financial asset sales	5	—		—	—	—	—	(1)	4	—
Derivative assets	1	—		—	—	—	—	—	1	—
Total assets	$25	$1		$—	$73	$(68)	$—	$(1)	$30	$—

(a)	Carried at fair value due to fair value option elections.

(b)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
	Fair value at April 1, 2017	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Fair value at June 30, 2017	Net unrealized gains included in earnings still held at June 30, 2017
($ in millions)		included in earnings		included in OCI
Assets
Mortgage loans held-for-sale (a)	$1	$—		$—	$20	$(18)	$—	$—	$3	$—
Other assets
Interests retained in financial asset sales	31	1	(b)	—	—	4	—	(31)	5	—
Derivative assets	—	1	(c)	—	—	—	—	—	1	1
Total assets	$32	$2		$—	$20	$(14)	$—	$(31)	$9	$1

(a)	Carried at fair value due to fair value option elections.

(b)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
		Net realized/unrealized (losses) gains							Fair value at June 30, 2018	Net unrealized losses included in earnings still held at June 30, 2018
($ in millions)	Fair value at Jan. 1, 2018	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Equity securities (a)	$19	$(4)	(b)	$—	$—	$—	$—	$(3)	$12	$(5)
Mortgage loans held-for-sale (c)	13	2	(d)	—	132	(134)	—	—	13	—
Other assets
Interests retained in financial asset sales	5	—		—	—	—	—	(1)	4	—
Derivative assets	1	—		—	—	—	—	—	1	—
Total assets	$38	$(2)		$—	$132	$(134)	$—	$(4)	$30	$(5)

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

(b)	Reported as other loss on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Carried at fair value due to fair value option elections.

(d)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2017	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Fair value at June 30, 2017	Net unrealized gains included in earnings still held at June 30, 2017
($ in millions)		included in earnings		included in OCI
Assets
Mortgage loans held-for-sale (a)	$—	$—		$—	$23	$(20)	$—	$—	$3	$—
Other assets
Interests retained in financial asset sales	29	1	(b)	—	—	8	—	(33)	5	—
Derivative assets	—	1	(c)	—	—	—	—	—	1	1
Total assets	$29	$2		$—	$23	$(12)	$—	$(33)	$9	$1

(a)	Carried at fair value due to fair value option elections.

(b)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.
Nonrecurring Fair Value
We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower-of-cost or fair value accounting or certain impairment measures. These items would constitute nonrecurring fair value measures.
The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain (loss) included in earnings
June 30, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$315	$315	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	62	62	(12)	n/m	(a)
Other	—	—	50	50	(15)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	112	112	(27)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	13	13	(1)	n/m	(a)
Total assets	$—	$—	$440	$440	$(28)	n/m
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at June 30, 2018, and December 31, 2017.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
June 30, 2018
Financial assets
Held-to-maturity securities	$2,089	$—	$2,007	$—	$2,007
Loans held-for-sale, net	315	—	—	315	315
Finance receivables and loans, net	124,287	—	—	125,846	125,846
Nonmarketable equity investments	1,237	—	1,237	—	1,237
Financial liabilities
Deposit liabilities (a)	$49,617	$—	$—	$49,493	$49,493
Short-term borrowings	7,108	—	—	7,112	7,112
Long-term debt	47,328	—	28,040	21,094	49,134
December 31, 2017
Financial assets
Held-to-maturity securities	$1,899	$—	$1,865	$—	$1,865
Loans held-for-sale, net	95	—	—	95	95
Finance receivables and loans, net	121,617	—	—	123,302	123,302
Nonmarketable equity investments	1,233	—	1,190	49	1,239
Financial liabilities
Deposit liabilities (a)	$45,869	$—	$—	$45,827	$45,827
Short-term borrowings	11,413	—	—	11,417	11,417
Long-term debt	44,226	—	27,807	18,817	46,624

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
In certain instances as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At June 30, 2018, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet
				Gross amounts not offset on the Condensed Consolidated Balance Sheet
June 30, 2018 ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
Assets
Derivative assets in net asset positions	$62	$—	$62	$—	$—	$62
Derivative assets with no offsetting arrangements	1	—	1	—	—	1
Total assets (d)	$63	$—	$63	$—	$—	$63
Liabilities
Derivative liabilities in net liability positions (d)	$65	$—	$65	$—	$(1)	$64
Securities sold under agreements to repurchase (e)	967	—	967	—	(967)	—
Total liabilities	$1,032	$—	$1,032	$—	$(968)	$64

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. $11 million of noncash derivative collateral pledged to us was excluded at June 30, 2018. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met.

(c)
Certain agreements grant us the right to sell or pledge the noncash assets we receive as collateral. Noncash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $11 million at June 30, 2018. We have not sold or pledged any of the noncash collateral received under these agreements as of June 30, 2018.

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
Automotive Finance operations — One of the largest full service automotive finance operations in the United States providing automotive financing services to consumers, automotive dealers, companies, and municipalities. Our automotive finance services include providing retail installment sales contracts, loans and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, warehouse lines to companies, fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and vehicle remarketing services.
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
Corporate Finance operations — Primarily provides senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies. Our primary focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, restructurings, and working capital. In 2017, we introduced a commercial real estate product to serve companies in the healthcare industry.

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
The information presented in our reportable operating segments is based in part on internal allocations, which involve management judgment.
Financial information for our reportable operating segments is summarized as follows.

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2018
Net financing revenue and other interest income	$925	$13	$44	$57	$55	$1,094
Other revenue	63	266	2	14	19	364
Total net revenue	988	279	46	71	74	1,458
Provision for loan losses	170	—	—	(6)	(6)	158
Total noninterest expense	436	268	32	19	84	839
Income (loss) from continuing operations before income tax expense	$382	$11	$14	$58	$(4)	$461
Total assets	$114,915	$7,634	$13,385	$4,458	$30,953	$171,345
2017
Net financing revenue and other interest income	$932	$14	$32	$48	$41	$1,067
Other revenue	107	245	1	10	25	388
Total net revenue	1,039	259	33	58	66	1,455
Provision for loan losses	266	—	1	6	(4)	269
Total noninterest expense	426	280	25	17	62	810
Income (loss) from continuing operations before income tax expense	$347	$(21)	$7	$35	$8	$376
Total assets	$115,447	$7,308	$8,902	$3,552	$29,136	$164,345

(a)	Net financing revenue and other interest income after the provision for loan losses totaled $936 million and $798 million for the three months ended June 30, 2018, and 2017, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2018
Net financing revenue and other interest income	$1,834	$25	$87	$103	$94	$2,143
Other revenue	129	512	3	22	52	718
Total net revenue	1,963	537	90	125	146	2,861
Provision for loan losses	429	—	2	(6)	(6)	419
Total noninterest expense	884	499	66	44	160	1,653
Income (loss) from continuing operations before income tax expense	$650	$38	$22	$87	$(8)	$789
Total assets	$114,915	$7,634	$13,385	$4,458	$30,953	$171,345
2017
Net financing revenue and other interest income	$1,824	$29	$66	$82	$45	$2,046
Other revenue	208	509	1	28	38	784
Total net revenue	2,032	538	67	110	83	2,830
Provision for loan losses	534	—	2	12	(8)	540
Total noninterest expense	863	519	49	38	119	1,588
Income (loss) from continuing operations before income tax expense	$635	$19	$16	$60	$(28)	$702
Total assets	$115,447	$7,308	$8,902	$3,552	$29,136	$164,345

(a)	Net financing revenue and other interest income after the provision for loan losses totaled $1.7 billion and $1.5 billion for the six months ended June 30, 2018, and 2017, respectively.
23.    Parent and Guarantor Condensed Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of June 30, 2018, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statements of Comprehensive Income

Three months ended June 30, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(1)	$—	$1,648	$—	$1,647
Interest and fees on finance receivables and loans — intercompany	4	—	1	(5)	—
Interest on loans held-for-sale	—	—	6	—	6
Interest and dividends on investment securities and other earning assets	—	—	188	—	188
Interest on cash and cash equivalents	2	—	14	1	17
Interest-bearing cash — intercompany	2	—	2	(4)	—
Operating leases	1	—	373	—	374
Total financing revenue and other interest income	8	—	2,232	(8)	2,232
Interest expense
Interest on deposits	—	—	395	4	399
Interest on short-term borrowings	10	—	30	—	40
Interest on long-term debt	257	—	177	—	434
Interest on intercompany debt	4	—	8	(12)	—
Total interest expense	271	—	610	(8)	873
Net depreciation expense on operating lease assets	1	—	264	—	265
Net financing (loss) revenue	(264)	—	1,358	—	1,094
Cash dividends from subsidiaries
Bank subsidiary	500	500	—	(1,000)	—
Nonbank subsidiaries	132	—	—	(132)	—
Other revenue
Insurance premiums and service revenue earned	—	—	239	—	239
Gain on mortgage and automotive loans, net	—	—	1	—	1
Other gain on investments, net	—	—	27	—	27
Other income, net of losses	100	—	185	(188)	97
Total other revenue	100	—	452	(188)	364
Total net revenue	468	500	1,810	(1,320)	1,458
Provision for loan losses	32	—	126	—	158
Noninterest expense
Compensation and benefits expense	25	—	267	—	292
Insurance losses and loss adjustment expenses	—	—	101	—	101
Other operating expenses	173	—	461	(188)	446
Total noninterest expense	198	—	829	(188)	839
Income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	238	500	855	(1,132)	461
Income tax (benefit) expense from continuing operations	(66)	—	179	—	113
Net income from continuing operations	304	500	676	(1,132)	348
(Loss) income from discontinued operations, net of tax	(1)	—	2	—	1
Undistributed income (loss) of subsidiaries
Bank subsidiary	52	52	—	(104)	—
Nonbank subsidiaries	(6)	—	—	6	—
Net income	349	552	678	(1,230)	349
Other comprehensive loss, net of tax	(70)	(56)	(74)	130	(70)
Comprehensive income	$279	$496	$604	$(1,100)	$279

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended June 30, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing (loss) revenue and other interest income
Interest and fees on finance receivables and loans	$(35)	$—	$1,482	$—	$1,447
Interest and fees on finance receivables and loans — intercompany	3	—	2	(5)	—
Interest and dividends on investment securities and other earning assets	—	—	146	—	146
Interest on cash and cash equivalents	2	—	5	—	7
Interest-bearing cash — intercompany	—	—	2	(2)	—
Operating leases	3	—	485	—	488
Total financing (loss) revenue and other interest income	(27)	—	2,122	(7)	2,088
Interest expense
Interest on deposits	1	—	249	—	250
Interest on short-term borrowings	19	—	14	—	33
Interest on long-term debt	274	—	143	—	417
Interest on intercompany debt	4	—	3	(7)	—
Total interest expense	298	—	409	(7)	700
Net depreciation expense on operating lease assets	3	—	318	—	321
Net financing (loss) revenue	(328)	—	1,395	—	1,067
Cash dividends from subsidiaries
Nonbank subsidiaries	387	—	—	(387)	—
Other revenue
Insurance premiums and service revenue earned	—	—	227	—	227
Gain on mortgage and automotive loans, net	32	—	4	—	36
Other gain on investments, net	—	—	23	—	23
Other income, net of losses	163	—	210	(271)	102
Total other revenue	195	—	464	(271)	388
Total net revenue	254	—	1,859	(658)	1,455
Provision for loan losses	82	—	187	—	269
Noninterest expense
Compensation and benefits expense	19	—	246	—	265
Insurance losses and loss adjustment expenses	—	—	125	—	125
Other operating expenses	213	—	478	(271)	420
Total noninterest expense	232	—	849	(271)	810
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(60)	—	823	(387)	376
Income tax (benefit) expense from continuing operations	(93)	—	215	—	122
Net income from continuing operations	33	—	608	(387)	254
Loss from discontinued operations, net of tax	—	—	(2)	—	(2)
Undistributed income (loss) of subsidiaries
Bank subsidiary	375	375	—	(750)	—
Nonbank subsidiaries	(156)	—	—	156	—
Net income	252	375	606	(981)	252
Other comprehensive income, net of tax	76	50	72	(122)	76
Comprehensive income	$328	$425	$678	$(1,103)	$328

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$10	$—	$3,180	$—	$3,190
Interest and fees on finance receivables and loans — intercompany	6	—	2	(8)	—
Interest on loans held-for-sale	—	—	6	—	6
Interest and dividends on investment securities and other earning assets	—	—	365	(1)	364
Interest on cash and cash equivalents	4	—	28	—	32
Interest-bearing cash — intercompany	4	—	4	(8)	—
Operating leases	3	—	753	—	756
Total financing revenue and other interest income	27	—	4,338	(17)	4,348
Interest expense
Interest on deposits	—	—	750	—	750
Interest on short-term borrowings	20	—	52	—	72
Interest on long-term debt	515	—	330	—	845
Interest on intercompany debt	7	—	10	(17)	—
Total interest expense	542	—	1,142	(17)	1,667
Net depreciation expense on operating lease assets	5	—	533	—	538
Net financing (loss) revenue	(520)	—	2,663	—	2,143
Cash dividends from subsidiaries
Bank subsidiary	1,500	1,500	—	(3,000)	—
Nonbank subsidiaries	301	—	—	(301)	—
Other revenue
Insurance premiums and service revenue earned	—	—	495	—	495
Gain on mortgage and automotive loans, net	28	—	2	(28)	2
Other gain on investments, net	—	—	15	—	15
Other income, net of losses	196	—	406	(396)	206
Total other revenue	224	—	918	(424)	718
Total net revenue	1,505	1,500	3,581	(3,725)	2,861
Provision for loan losses	113	—	334	(28)	419
Noninterest expense
Compensation and benefits expense	48	—	550	—	598
Insurance losses and loss adjustment expenses	—	—	164	—	164
Other operating expenses	355	—	932	(396)	891
Total noninterest expense	403	—	1,646	(396)	1,653
Income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	989	1,500	1,601	(3,301)	789
Income tax (benefit) expense from continuing operations	(122)	—	311	—	189
Net income from continuing operations	1,111	1,500	1,290	(3,301)	600
(Loss) income from discontinued operations, net of tax	(2)	—	1	—	(1)
Undistributed (loss) income of subsidiaries
Bank subsidiary	(545)	(545)	—	1,090	—
Nonbank subsidiaries	35	—	—	(35)	—
Net income	599	955	1,291	(2,246)	599
Other comprehensive loss, net of tax	(398)	(332)	(413)	745	(398)
Comprehensive income	$201	$623	$878	$(1,501)	$201

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing (loss) revenue and other interest income
Interest and fees on finance receivables and loans	$(70)	$—	$2,885	$—	$2,815
Interest and fees on finance receivables and loans — intercompany	7	—	4	(11)	—
Interest and dividends on investment securities and other earning assets	—	—	281	(1)	280
Interest on cash and cash equivalents	4	—	8	—	12
Interest-bearing cash — intercompany	—	—	3	(3)	—
Operating leases	6	—	1,025	—	1,031
Total financing (loss) revenue and other interest income	(53)	—	4,206	(15)	4,138
Interest expense
Interest on deposits	2	—	479	—	481
Interest on short-term borrowings	36	—	24	—	60
Interest on long-term debt	556	—	285	—	841
Interest on intercompany debt	8	—	7	(15)	—
Total interest expense	602	—	795	(15)	1,382
Net depreciation expense on operating lease assets	5	—	705	—	710
Net financing (loss) revenue	(660)	—	2,706	—	2,046
Cash dividends from subsidiaries
Nonbank subsidiaries	427	—	—	(427)	—
Other revenue
Insurance premiums and service revenue earned	—	—	468	—	468
Gain on mortgage and automotive loans, net	30	—	20	—	50
Other gain on investments, net	—	—	50	—	50
Other income, net of losses	431	—	433	(648)	216
Total other revenue	461	—	971	(648)	784
Total net revenue	228	—	3,677	(1,075)	2,830
Provision for loan losses	189	—	351	—	540
Noninterest expense
Compensation and benefits expense	140	—	410	—	550
Insurance losses and loss adjustment expenses	—	—	213	—	213
Other operating expenses	501	—	972	(648)	825
Total noninterest expense	641	—	1,595	(648)	1,588
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(602)	—	1,731	(427)	702
Income tax (benefit) expense from continuing operations	(227)	—	462	—	235
Net (loss) income from continuing operations	(375)	—	1,269	(427)	467
Income (loss) from discontinued operations, net of tax	2	—	(3)	—	(1)
Undistributed income of subsidiaries
Bank subsidiary	764	764	—	(1,528)	—
Nonbank subsidiaries	75	—	—	(75)	—
Net income	466	764	1,266	(2,030)	466
Other comprehensive income, net of tax	96	55	91	(146)	96
Comprehensive income	$562	$819	$1,357	$(2,176)	$562

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

June 30, 2018 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$49	$—	$750	$—	$799
Interest-bearing	6	—	3,119	—	3,125
Interest-bearing — intercompany	1,016	—	569	(1,585)	—
Total cash and cash equivalents	1,071	—	4,438	(1,585)	3,924
Equity securities	—	—	521	—	521
Available-for-sale securities	—	—	23,296	—	23,296
Held-to-maturity securities	—	—	2,146	(57)	2,089
Loans held-for-sale, net	—	—	328	—	328
Finance receivables and loans, net
Finance receivables and loans, net	5,647	—	119,897	—	125,544
Intercompany loans to
Nonbank subsidiaries	786	—	405	(1,191)	—
Allowance for loan losses	(128)	—	(1,129)	—	(1,257)
Total finance receivables and loans, net	6,305	—	119,173	(1,191)	124,287
Investment in operating leases, net	10	—	8,629	—	8,639
Intercompany receivables from
Bank subsidiary	106	—	—	(106)	—
Nonbank subsidiaries	61	—	88	(149)	—
Investment in subsidiaries
Bank subsidiary	16,163	16,163	—	(32,326)	—
Nonbank subsidiaries	7,162	—	—	(7,162)	—
Premiums receivable and other insurance assets	—	—	2,247	—	2,247
Other assets	2,123	—	5,129	(1,238)	6,014
Total assets	$33,001	$16,163	$165,995	$(43,814)	$171,345
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$153	$—	$153
Interest-bearing	6	—	98,575	—	98,581
Interest-bearing — intercompany	—	—	1,016	(1,016)	—
Total deposit liabilities	6	—	99,744	(1,016)	98,734
Short-term borrowings	2,666	—	4,442	—	7,108
Long-term debt	15,571	—	31,757	—	47,328
Intercompany debt to
Bank subsidiary	57	—	—	(57)	—
Nonbank subsidiaries	973	—	786	(1,759)	—
Intercompany payables to
Nonbank subsidiaries	130	—	129	(259)	—
Interest payable	192	—	376	—	568
Unearned insurance premiums and service revenue	—	—	2,957	—	2,957
Accrued expenses and other liabilities	267	—	2,479	(1,235)	1,511
Total liabilities	19,862	—	142,670	(4,326)	158,206
Total equity	13,139	16,163	23,325	(39,488)	13,139
Total liabilities and equity	$33,001	$16,163	$165,995	$(43,814)	$171,345

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2017 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$74	$—	$770	$—	$844
Interest-bearing	5	—	3,403	—	3,408
Interest-bearing — intercompany	1,138	—	695	(1,833)	—
Total cash and cash equivalents	1,217	—	4,868	(1,833)	4,252
Equity securities	—	—	518	—	518
Available-for-sale securities	—	—	22,303	—	22,303
Held-to-maturity securities	—	—	1,973	(74)	1,899
Loans held-for-sale, net	—	—	108	—	108
Finance receivables and loans, net
Finance receivables and loans, net	7,434	—	115,459	—	122,893
Intercompany loans to
Nonbank subsidiaries	879	—	408	(1,287)	—
Allowance for loan losses	(185)	—	(1,091)	—	(1,276)
Total finance receivables and loans, net	8,128	—	114,776	(1,287)	121,617
Investment in operating leases, net	19	—	8,722	—	8,741
Intercompany receivables from
Bank subsidiary	80	—	—	(80)	—
Nonbank subsidiaries	71	—	77	(148)	—
Investment in subsidiaries
Bank subsidiary	16,962	16,962	—	(33,924)	—
Nonbank subsidiaries	8,111	—	—	(8,111)	—
Premiums receivable and other insurance assets	—	—	2,082	(35)	2,047
Other assets	2,207	—	5,105	(1,649)	5,663
Total assets	$36,795	$16,962	$160,532	$(47,141)	$167,148
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$108	$—	$108
Interest-bearing	12	—	93,136	—	93,148
Interest-bearing — intercompany	—	—	1,139	(1,139)	—
Total deposit liabilities	12	—	94,383	(1,139)	93,256
Short-term borrowings	3,171	—	8,242	—	11,413
Long-term debt	17,966	—	26,260	—	44,226
Intercompany debt to
Bank subsidiary	74	—	—	(74)	—
Nonbank subsidiaries	1,103	—	879	(1,982)	—
Intercompany payables to
Bank subsidiary	4	—	—	(4)	—
Nonbank subsidiaries	132	—	127	(259)	—
Interest payable	200	—	175	—	375
Unearned insurance premiums and service revenue	—	—	2,604	—	2,604
Accrued expenses and other liabilities	639	—	2,790	(1,649)	1,780
Total liabilities	23,301	—	135,460	(5,107)	153,654
Total equity	13,494	16,962	25,072	(42,034)	13,494
Total liabilities and equity	$36,795	$16,962	$160,532	$(47,141)	$167,148

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$958	$1,500	$2,853	$(3,302)	$2,009
Investing activities
Purchases of equity securities	—	—	(500)	—	(500)
Proceeds from sales of equity securities	—	—	535	—	535
Purchases of available-for-sale securities	—	—	(4,094)	—	(4,094)
Proceeds from sales of available-for-sale securities	—	—	390	—	390
Proceeds from repayments of available-for-sale securities	—	—	1,621	—	1,621
Purchases of held-to-maturity securities	—	—	(316)	—	(316)
Proceeds from repayments of held-to-maturity securities	—	—	72	—	72
Net change in investment securities — intercompany	—	—	17	(17)	—
Purchases of finance receivables and loans held-for-investment	—	—	(3,431)	820	(2,611)
Proceeds from sales of finance receivables and loans initially held-for-investment	820	—	—	(820)	—
Originations and repayments of finance receivables and loans held-for-investment and other, net	1,331	—	(1,969)	—	(638)
Net change in loans — intercompany	83	—	(5)	(78)	—
Purchases of operating lease assets	—	—	(2,107)	—	(2,107)
Disposals of operating lease assets	6	—	1,757	—	1,763
Capital contributions to subsidiaries	(57)	(6)	—	63	—
Returns of contributed capital	194	—	—	(194)	—
Net change in nonmarketable equity investments	—	—	(46)	—	(46)
Other, net	(3)	—	(183)	—	(186)
Net cash provided by (used in) investing activities	2,374	(6)	(8,259)	(226)	(6,117)
Financing activities
Net change in short-term borrowings — third party	(505)	—	(3,800)	—	(4,305)
Net (decrease) increase in deposits	(6)	—	5,324	123	5,441
Proceeds from issuance of long-term debt — third party	32	—	12,908	—	12,940
Repayments of long-term debt — third party	(2,412)	—	(7,388)	—	(9,800)
Net change in debt — intercompany	(138)	—	(83)	221	—
Repurchase of common stock	(380)	—	—	—	(380)
Dividends paid — third party	(115)	—	—	—	(115)
Dividends paid and returns of contributed capital — intercompany	—	(1,500)	(1,995)	3,495	—
Capital contributions from parent	—	6	57	(63)	—
Net cash (used in) provided by financing activities	(3,524)	(1,494)	5,023	3,776	3,781
Effect of exchange-rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Net decrease in cash and cash equivalents and restricted cash	(192)	—	(386)	248	(330)
Cash and cash equivalents and restricted cash at beginning of year	1,395	—	5,707	(1,833)	5,269
Cash and cash equivalents and restricted cash at June 30,	$1,203	$—	$5,321	$(1,585)	$4,939
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

June 30, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Cash and cash equivalents as disclosed on the Condensed Consolidated Balance Sheet	$1,071	$—	$4,438	$(1,585)	$3,924
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	132	—	883	—	1,015
Total cash and cash equivalents and restricted cash as disclosed in the Condensed Consolidated Statement of Cash Flows	$1,203	$—	$5,321	$(1,585)	$4,939

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 11 for additional details describing the nature of restricted cash balances.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$561	$—	$1,856	$(347)	$2,070
Investing activities
Purchases of equity securities	—	—	(363)	—	(363)
Proceeds from sales of equity securities	—	—	484	—	484
Purchases of available-for-sale securities	—	—	(5,490)	—	(5,490)
Proceeds from sales of available-for-sale securities	—	—	1,678	—	1,678
Proceeds from repayments of available-for-sale securities	—	—	1,230	—	1,230
Purchases of held-to-maturity securities	—	—	(313)	—	(313)
Proceeds from repayments of held-to-maturity securities	—	—	17	—	17
Net change in investment securities — intercompany	1	—	269	(270)	—
Purchases of finance receivables and loans held-for-investment	(35)	—	(1,782)	—	(1,817)
Proceeds from sales of finance receivables and loans initially held-for-investment	67	—	1,213	—	1,280
Originations and repayments of finance receivables and loans held-for-investment and other, net	1,044	—	(676)	(1,956)	(1,588)
Net change in loans — intercompany	1,864	—	246	(2,110)	—
Purchases of operating lease assets	—	—	(1,965)	—	(1,965)
Disposals of operating lease assets	4	—	3,039	—	3,043
Capital contributions to subsidiaries	(824)	—	—	824	—
Returns of contributed capital	838	—	—	(838)	—
Net change in nonmarketable equity investments	—	—	107	—	107
Other, net	(21)	—	27	(96)	(90)
Net cash provided by (used in) investing activities	2,938	—	(2,279)	(4,446)	(3,787)
Financing activities
Net change in short-term borrowings — third party	1,083	—	(3,045)	—	(1,962)
Net (decrease) increase in deposits	(123)	—	7,256	—	7,133
Proceeds from issuance of long-term debt — third party	353	—	7,016	1,961	9,330
Repayments of long-term debt — third party	(3,323)	—	(11,043)	—	(14,366)
Net change in debt — intercompany	(370)	—	(1,864)	2,234	—
Repurchase of common stock	(373)	—	—	—	(373)
Dividends paid — third party	(75)	—	—	—	(75)
Dividends paid and returns of contributed capital — intercompany	—	—	(1,266)	1,266	—
Capital contributions from parent	—	—	824	(824)	—
Net cash used in financing activities	(2,828)	—	(2,122)	4,637	(313)
Effect of exchange-rate changes on cash and cash equivalents	—	—	2	—	2
Net increase (decrease) in cash and cash equivalents and restricted cash	671	—	(2,543)	(156)	(2,028)
Cash and cash equivalents and restricted cash at beginning of year	989	—	7,293	(401)	7,881
Cash and cash equivalents and restricted cash at June 30,	$1,660	$—	$4,750	$(557)	$5,853
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

June 30, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Cash and cash equivalents as disclosed on the Condensed Consolidated Balance Sheet	$1,441	$—	$3,493	$(557)	$4,377
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	219	—	1,257	—	1,476
Total cash and cash equivalents and restricted cash as disclosed in the Condensed Consolidated Statement of Cash Flows	$1,660	$—	$4,750	$(557)	$5,853

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 11 for additional details describing the nature of restricted cash balances.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

24.    Contingencies and Other Risks
Legal Matters
Ally and its subsidiaries, including Ally Bank, are or may be subject to potential liability in connection with pending or threatened legal proceedings and other matters. These legal matters may be formal or informal and include litigation and arbitration with one or more identified claimants, certified or purported class actions with yet-to-be-identified claimants, and regulatory or other governmental information-gathering requests, examinations, investigations, and enforcement proceedings. Our legal matters exist in varying stages of adjudication, arbitration, negotiation, or investigation and span our business lines and operations. Claims may be based in law or equity—such as those arising under contracts or in tort and those involving banking, consumer-protection, securities, tax, employment, and other laws—and some can present novel legal theories and allege substantial or indeterminate damages.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

25.    Subsequent Events
Declaration of Quarterly Dividend
On July 13, 2018, the Board declared a quarterly cash dividend of $0.15 per share on all common stock. The dividend is payable on August 15, 2018, to stockholders of record at the close of business on August 1, 2018.

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
The following table presents selected Condensed Consolidated Statement of Comprehensive Income, earnings per common share, and market price data.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data; shares in thousands)	2018	2017	2018	2017
Total financing revenue and other interest income	$2,232	$2,088	$4,348	$4,138
Total interest expense	873	700	1,667	1,382
Net depreciation expense on operating lease assets	265	321	538	710
Net financing revenue and other interest income	1,094	1,067	2,143	2,046
Total other revenue	364	388	718	784
Total net revenue	1,458	1,455	2,861	2,830
Provision for loan losses	158	269	419	540
Total noninterest expense	839	810	1,653	1,588
Income from continuing operations before income tax expense	461	376	789	702
Income tax expense from continuing operations	113	122	189	235
Net income from continuing operations	348	254	600	467
Income (loss) from discontinued operations, net of tax	1	(2)	(1)	(1)
Net income	$349	$252	$599	$466
Basic earnings per common share (a):
Net income from continuing operations	$0.81	$0.55	$1.38	$1.01
Net income	0.81	0.55	1.38	1.01
Weighted-average common shares outstanding	430,628	457,891	433,405	461,904
Diluted earnings per common share (a):
Net income from continuing operations	$0.80	$0.55	$1.38	$1.01
Net income	0.81	0.55	1.37	1.01
Weighted-average common shares outstanding	432,554	458,819	435,727	462,802
Market price per common share:
High closing	$28.13	$21.21	$30.83	$23.48
Low closing	25.25	18.22	25.25	18.22
Period-end closing	26.27	20.90	26.27	20.90
Cash dividends declared per common share	$0.13	$0.08	$0.26	$0.16
Period-end common shares outstanding	425,752	452,292	425,752	452,292

(a)	Includes shares related to share-based compensation that vested but were not yet issued for the three months and six months ended June 30, 2018, and 2017.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following tables present selected Condensed Consolidated Balance Sheet and ratio data.

June 30, ($ in millions)	2018	2017
Selected period-end balance sheet data:
Total assets	$171,345	$164,345
Total deposit liabilities	$98,734	$86,183
Long-term debt	$47,328	$49,145
Total equity	$13,139	$13,473

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Financial ratios:
Return on average assets (a)	0.82%	0.62%	0.72%	0.58%
Return on average equity (a)	10.71%	7.52%	9.19%	6.99%
Equity to assets (a)	7.68%	8.27%	7.78%	8.31%
Common dividend payout ratio (b)	16.05%	14.55%	18.84%	15.84%
Net interest spread (a) (c)	2.53%	2.63%	2.50%	2.55%
Net yield on interest-earning assets (a) (d)	2.68%	2.76%	2.66%	2.68%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)	Common dividend payout ratio was calculated using basic earnings per common share.

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

	June 30, 2018		June 30, 2017
($ in millions)	Transitional	Fully phased-in (a)	Transitional	Fully phased-in (a)
Common Equity Tier 1 capital ratio	9.37%	9.35%	9.47%	9.37%
Tier 1 capital ratio	11.09%	11.06%	11.18%	11.13%
Total capital ratio	12.66%	12.63%	12.83%	12.79%
Tier 1 leverage ratio (to adjusted quarterly average assets) (b)	9.21%	9.21%	9.51%	9.51%
Total equity	$13,139	$13,139	$13,473	$13,473
Goodwill and certain other intangibles	(289)	(289)	(279)	(289)
Deferred tax assets arising from net operating loss and tax credit carryforwards (c)	(251)	(251)	(378)	(473)
Other adjustments	666	666	250	250
Common Equity Tier 1 capital	13,265	13,265	13,066	12,961
Trust preferred securities	2,492	2,492	2,490	2,490
Deferred tax assets arising from net operating loss and tax credit carryforwards	—	—	(95)	—
Other adjustments	(59)	(59)	(44)	(44)
Tier 1 capital	15,698	15,698	15,417	15,407
Qualifying subordinated debt and other instruments qualifying as Tier 2	1,030	1,030	1,106	1,106
Qualifying allowance for credit losses and other adjustments	1,198	1,198	1,181	1,181
Total capital	$17,926	$17,926	$17,704	$17,694
Risk-weighted assets (d)	$141,605	$141,892	$137,947	$138,380

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Overview
Ally Financial Inc. (together with its consolidated subsidiaries unless the context requires otherwise, Ally, the Company, or we, us, or our) is a leading digital financial services company and top 25 U.S. financial holding company (FHC) offering diversified financial products and services for consumers, businesses, automotive dealers, and corporate clients. Ally operates with a distinctive brand, an innovative approach, and a relentless focus on our customers. We are a Delaware corporation and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956, as amended, and an FHC under the Gramm-Leach-Bliley Act of 1999, as amended. We are one of the largest full service automotive finance operations in the country with a legacy that dates back to 1919, a deep expertise in automotive lending, and a complementary automotive-focused insurance business. Our wholly-owned banking subsidiary, Ally Bank, has received numerous industry awards for its services and capabilities and is one of the largest and most respected online banks, uniquely positioned for the observed shifting trends in consumer banking preferences for digital banking. Ally Bank’s assets and operating results are included within our Automotive Finance, Mortgage Finance, and Corporate Finance segments, as well as Corporate and Other, based on its underlying business activities.
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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2018	2017	Favorable/(unfavorable) % change	2018	2017	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$988	$1,039	(5)	$1,963	$2,032	(3)
Insurance	279	259	8	537	538	—
Mortgage Finance	46	33	39	90	67	34
Corporate Finance	71	58	22	125	110	14
Corporate and Other	74	66	12	146	83	76
Total	$1,458	$1,455	—	$2,861	$2,830	1
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$382	$347	10	$650	$635	2
Insurance	11	(21)	152	38	19	100
Mortgage Finance	14	7	100	22	16	38
Corporate Finance	58	35	66	87	60	45
Corporate and Other	(4)	8	(150)	(8)	(28)	71
Total	$461	$376	23	$789	$702	12

•
Our Dealer Financial Services is one of the largest full service automotive finance operations in the country and offers a wide range of financial services and insurance products to approximately 18,900 automotive dealerships and approximately 4.3 million consumer automotive customers. Dealer Financial Services consists of two separate reportable segments—Automotive Finance and Insurance operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Our automotive finance services include providing retail installment sales contracts, loans and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, warehouse lines to companies, fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and vehicle remarketing services. Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers that originate loans and leases for their retail customers to acquire new and used vehicles. Ally and other automotive finance providers purchase these loans and leases from automotive dealers, which are independently owned businesses and are the primary customers of our automotive finance business. The automotive marketplace is dynamic and evolving and we are focused on meeting the needs of both our dealer and consumer customers and will continue to strengthen and expand upon the 18,900 dealer relationships we have. To enhance our automotive finance offerings, relationships, and digital capabilities, we recently built upon the platform acquired from the purchase of Blue Yield and introduced Clearlane, an online automotive lender exchange, expanding our direct-to-consumer capabilities and providing an end-to-end digital platform for consumers seeking financing and dealers looking to drive online sales.
The Growth channel was established to focus on developing dealer relationships beyond relationships that primarily were developed through our role as a captive finance company historically for the General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler) brands, and was expanded to include our direct-to-consumer lending offering, and other online automotive retailers. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to Ally products and services. The success of the Growth channel has been a key enabler to converting our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have over 12,000 dealer relationships, of which approximately 90% are franchised dealers (from brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda, and others), recreational vehicle (RV) dealers, or used vehicle only retailers that have a national presence.
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

Our bulk loan purchase program acquires loans beyond our current customer base and seeks to purchase only from sellers with the financial capacity to support strong representations and warranties and who have the industry knowledge and experience to originate high-quality assets. Our bulk loan purchases are held-for-investment. During the three months and six months ended June 30, 2018, we purchased $852 million and $2.1 billion of mortgage loans that were originated by third parties. Through our direct-to-consumer channel, introduced late in 2016, we offer a variety of competitively-priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment partner. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo mortgages are originated as held-for-investment. Currently, we retain no mortgage servicing rights associated with loans that are sold. Loans that we retain are serviced by a third party.

•
Our Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies. We believe our attractive deposit-based funding model coupled with our expanded product offerings and deep industry relationships provide an advantage over our competition, which includes other banks as well as publicly and privately held finance companies. Our Corporate Finance lending portfolio is almost entirely composed of first lien, first out loans. Our primary focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, restructurings, and working capital. The portfolio is well diversified across multiple industries including retail, manufacturing, distribution, service companies, and other specialty sectors. These specialty sectors include our Healthcare and Technology Finance verticals. The Healthcare vertical provides financing across the healthcare spectrum including services, pharmaceuticals, manufacturing, and medical devices and supplies. Our Technology Finance vertical provides financing solutions to venture capital-backed, technology-based companies. Additionally, in late in 2017, we launched a commercial real estate product focused on lending to skilled nursing facilities, senior housing, medical office buildings, and hospitals.

Management’s Discussion and Analysis
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
We continue to invest in enhancing the customer experience with integrated features across product lines on our digital platform. We also continue to build on our existing foundation of approximately 5.9 million consumer automotive financing and primary deposit customers, strong brand, and innovative culture. Upon launching our first ever enterprise-wide campaign themed “Do It Right,” we introduced a broad audience to our full suite of digital financial services, which emphasizes our relentless customer-centric focus and commitment to constantly create and reinvent our product offerings and digital experiences to meet the needs of consumers. Our product offerings and brand continue to gain traction in the marketplace, as demonstrated by industry recognition of our award-winning direct online bank and strong retention rates of our customer base.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by line of business.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2018	2017	Favorable/(unfavorable) % change	2018	2017	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,232	$2,088	7	$4,348	$4,138	5
Total interest expense	873	700	(25)	1,667	1,382	(21)
Net depreciation expense on operating lease assets	265	321	17	538	710	24
Net financing revenue and other interest income	1,094	1,067	3	2,143	2,046	5
Other revenue
Insurance premiums and service revenue earned	239	227	5	495	468	6
Gain on mortgage and automotive loans, net	1	36	(97)	2	50	(96)
Other gain on investments, net	27	23	17	15	50	(70)
Other income, net of losses	97	102	(5)	206	216	(5)
Total other revenue	364	388	(6)	718	784	(8)
Total net revenue	1,458	1,455	—	2,861	2,830	1
Provision for loan losses	158	269	41	419	540	22
Noninterest expense
Compensation and benefits expense	292	265	(10)	598	550	(9)
Insurance losses and loss adjustment expenses	101	125	19	164	213	23
Other operating expenses	446	420	(6)	891	825	(8)
Total noninterest expense	839	810	(4)	1,653	1,588	(4)
Income from continuing operations before income tax expense	461	376	23	789	702	12
Income tax expense from continuing operations	113	122	7	189	235	20
Net income from continuing operations	$348	$254	37	$600	$467	28
We earned net income from continuing operations of $348 million and $600 million for the three months and six months ended June 30, 2018, respectively, compared to $254 million and $467 million for the three months and six months ended June 30, 2017. During the three months and six months ended June 30, 2018, results were favorably impacted by a decrease in the provision for loan losses primarily due to favorable credit performance within our consumer automotive loan portfolio, higher net financing revenue across our lending operations resulting from a continued focus on optimizing portfolio growth within our Automotive Finance operations, and growth within our Mortgage Finance and Corporate Finance operations. Higher investment securities balances and a more favorable interest rate environment also contributed to higher yields on our earning assets. Additionally, results were favorably impacted by the reduction in the U.S. federal corporate tax rate enacted as a result of the Tax Cuts and Jobs Act of 2017 (the Tax Act), higher insurance premiums and service revenue earned, and lower insurance losses. These items were partially offset by higher interest expense, lower net operating lease revenue due to runoff of our legacy GM lease portfolio, higher noninterest expense, and lower gains on the sale of automotive loans.
Net financing revenue and other interest income increased $27 million and $97 million for the three months and six months ended June 30, 2018, respectively, compared to the three months and six months ended June 30, 2017. Income from our portfolio of investment securities and other earning assets, including cash and cash equivalents, increased $52 million and $104 million for the three months and six months ended June 30, 2018, respectively, compared to the same periods in 2017, due primarily to growth of investment securities balances as we continue to utilize this portfolio to manage liquidity and generate a stable source of income. Net financing revenue and other interest income within our Mortgage Finance operations was favorably impacted by increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans. Net financing revenue and other interest income within our Corporate Finance operations was favorably impacted by our strategy to prudently grow assets and our product suite within existing verticals while selectively pursuing opportunities to broaden industry and product diversification. Retail automotive financing revenue continued to benefit from our actions and efforts to reposition our origination profile to focus on capital optimization and risk-adjusted returns, as well as higher average retail asset levels. Commercial automotive financing revenue also increased during both periods due to higher benchmark interest rates, partially offset by a decrease in average outstanding floorplan assets resulting from a reduction in the number of dealer floorplan lines and lower average dealer inventory levels. These increases to net financing revenue and other interest income were partially offset by the runoff of our legacy

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

GM lease portfolio, which has substantially wound-down as of June 30, 2018. Additionally, total interest expense increased 25% and 21% for the three months and six months ended June 30, 2018, respectively, compared to the same periods in 2017. While we continue to shift borrowings toward more cost-effective deposit funding and to reduce our dependence on market-based funding through reductions in higher-cost secured and unsecured debt, interest expense increased as a result of higher market rates across all funding sources. Additionally, our overall borrowing levels were higher to support the growth in our lending operations. Our total deposit liabilities increased to $98.7 billion as of June 30, 2018, as compared to $93.3 billion as of December 31, 2017.
Insurance premiums and service revenue earned increased $12 million and $27 million for the three months and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to higher vehicle inventory insurance rates.
Gain on mortgage and automotive loans decreased to $1 million and $2 million for the three months and six months ended June 30, 2018, respectively, as compared to $36 million and $50 million for the same periods in 2017. During the six months ended June 30, 2017, we utilized whole-loan sales to proactively manage our overall credit exposure, asset levels, funding, and capital utilization, including the sale of previously written-down retail automotive loans related to consumers in Chapter 13 bankruptcy.
Other gain on investments was $27 million and $15 million for the three months and six months ended June 30, 2018, respectively, compared to $23 million and $50 million for the same periods in 2017. The gain on investments for the three months and six months ended June 30, 2018, includes $8 million of unrealized gains and $32 million of unrealized losses, respectively, due to changes in the fair value of our portfolio of equity securities. Beginning January 1, 2018, as a result of a change in accounting principles, unrealized gains and losses on equity securities are included in net income. Refer to Note 1 to the Condensed Consolidated Financial Statements for further discussion.
The provision for loan losses was $158 million and $419 million for the three months and six months ended June 30, 2018, respectively, compared to $269 million and $540 million for the same periods in 2017. The decreases in provision for loan losses were primarily driven by our consumer automotive portfolio where we experienced strong overall credit performance driven by favorable macroeconomic trends including low unemployment, continued disciplined underwriting, and higher recoveries on charge-offs. Results were also favorably impacted by lower than anticipated losses associated with the hurricanes experienced in the third quarter of 2017. These items were partially offset by growth in our consumer automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion.
Noninterest expense was $839 million and $1.7 billion for the three months and six months ended June 30, 2018, respectively, compared to $810 million and $1.6 billion for the same periods in 2017. The increases were driven by expenses related to supporting the growth of our retail deposits and consumer automotive loan portfolios. We also continue to make investments in product expansion initiatives to grow our direct-to-consumer mortgage offering, in our technology platform to enhance the customer experience in our digital wealth management offering, and in marketing activities to promote brand awareness. Additionally, compensation and benefits expense was impacted by a one-time tax reform-related bonus paid to eligible Ally employees during the first quarter of 2018 as well as certain employee separation expenses incurred during the three months ended June 30, 2018. These increases were partially offset by lower insurance losses and loss adjustment expenses, primarily driven by lower weather-related losses.
We recognized total income tax expense from continuing operations of $113 million and $189 million for the three months and six months ended June 30, 2018, respectively, compared to $122 million and $235 million for the same periods in 2017. The decreases in income tax expense for the three months and six months ended June 30, 2018, compared to the same periods in 2017, were primarily driven by the reduction in the U.S. federal corporate tax rate enacted as a result of the Tax Act. This decrease was partially offset by an increase in pretax earnings, nondeductible FDIC premiums as a result of the Tax Act, and a nonrecurring tax benefit in 2017 from the release of valuation allowance against our capital-in-nature deferred tax assets and foreign tax credit carryforwards.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2018	2017	Favorable/(unfavorable) % change	2018	2017	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,058	$962	10	$2,070	$1,886	10
Commercial	371	325	14	713	629	13
Operating leases	374	488	(23)	756	1,031	(27)
Other interest income	1	1	—	3	3	—
Total financing revenue and other interest income	1,804	1,776	2	3,542	3,549	—
Interest expense	614	523	(17)	1,170	1,015	(15)
Net depreciation expense on operating lease assets	265	321	17	538	710	24
Net financing revenue and other interest income	925	932	(1)	1,834	1,824	1
Other revenue
Gain on automotive loans, net	—	35	(100)	—	59	(100)
Other income	63	72	(13)	129	149	(13)
Total other revenue	63	107	(41)	129	208	(38)
Total net revenue	988	1,039	(5)	1,963	2,032	(3)
Provision for loan losses	170	266	36	429	534	20
Noninterest expense
Compensation and benefits expense	130	125	(4)	261	254	(3)
Other operating expenses	306	301	(2)	623	609	(2)
Total noninterest expense	436	426	(2)	884	863	(2)
Income from continuing operations before income tax expense	$382	$347	10	$650	$635	2
Total assets	$114,915	$115,447	—	$114,915	$115,447	—
Components of net operating lease revenue, included in amounts above, were as follows.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2018	2017	Favorable/(unfavorable) % change	2018	2017	Favorable/(unfavorable) % change
Net operating lease revenue
Operating lease revenue	$374	$488	(23)	$756	$1,031	(27)
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains)	281	353	20	572	739	23
Remarketing gains	(16)	(32)	(50)	(34)	(29)	17
Net depreciation expense on operating lease assets	265	321	17	538	710	24
Total net operating lease revenue	$109	$167	(35)	$218	$321	(32)
Investment in operating leases, net	$8,639	$9,717	(11)	$8,639	$9,717	(11)

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the average balance and yield of the loan and lease portfolios of our Automotive Financing operations.

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
($ in millions)	Average balance	Yield	Average balance	Yield	Average balance	Yield	Average balance	Yield
Finance receivables and loans, net (a) (b)
Consumer automotive (c)	$69,941	6.08%	$65,995	5.80%	$69,337	5.99%	$65,788	5.74%
Commercial
Wholesale floorplan	29,309	4.12	32,832	3.25	29,334	3.97	32,650	3.17
Other commercial automotive (d)	6,161	4.56	5,802	4.15	6,132	4.44	5,678	4.12
Investment in operating leases, net (e)	8,583	5.09	10,109	6.63	8,606	5.11	10,518	6.15

(a)	Average balances are calculated using a daily average methodology.

(b)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.

(c)	Includes the effects of derivative financial instruments designated as hedges.

(d)	Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.

(e)
Yield includes gains on the sale of off-lease vehicles of $16 million and $34 million for three months and six months ended June 30, 2018, respectively, compared to $32 million and $29 million for the three months and six months ended June 30, 2017. Excluding these gains on sale, the annualized yield would be 4.35% and 4.31% for the three months and six months ended June 30, 2018, respectively, compared to 5.36% and 5.60% for three months and six months ended June 30, 2017.

Our Automotive Finance operations earned income from continuing operations before income tax expense of $382 million and $650 million for the three months and six months ended June 30, 2018, respectively, compared to $347 million and $635 million for the three months and six months ended June 30, 2017. During the three months and six months ended June 30, 2018, we continued to focus on repositioning our origination profile to drive capital optimization, and expanding risk-adjusted returns. As a result, we experienced higher consumer financing revenue primarily due to an increase in consumer portfolio yields and asset levels. We also experienced higher commercial financing revenue due to higher yields resulting from higher benchmark interest rates, partially offset by a decrease in asset balances. Results were favorably impacted by a decrease in provision for loan losses primarily due to favorable credit performance within our consumer loan portfolio. Results were unfavorably impacted by a decrease in net operating lease revenue from the runoff of our legacy GM lease portfolio, and higher interest expense due to higher benchmark rates.
Consumer financing revenue increased $96 million and $184 million for the three months and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increases were primarily due to improved portfolio yields as a result of our continued focus on expanding risk-adjusted returns, as well as higher average retail asset levels resulting from sustained asset growth.
Commercial financing revenue increased $46 million and $84 million for the three months and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increases were primarily due to higher yields resulting from higher benchmark interest rates and an increase in non-floorplan dealer loan balances, partially offset by a decrease in average outstanding floorplan assets resulting from a reduction in the number of dealer floorplan lines and lower average dealer inventory levels.
Interest expense was $614 million and $1.2 billion for the three months and six months ended June 30, 2018, respectively, compared to $523 million and $1.0 billion for the same periods in 2017. The increases were primarily due to higher funding costs as a result of a rising interest rate environment.
During the three months and six months ended June 30, 2018, we had no gains from the sale of automotive loans, compared to gains of $35 million and $59 million for the same periods in 2017. During the six months ended June 30, 2017, we utilized whole-loan sales to proactively manage our overall credit exposure, asset levels, funding, and capital utilization, including the sale of previously written-down retail automotive loans related to consumers in Chapter 13 bankruptcy.
Other income decreased 13% for both the three months and six months ended June 30, 2018, compared to the same periods in 2017. The decreases were primarily due to a decrease in servicing fee income resulting from lower levels of off-balance sheet retail serviced assets, as well as a decrease in remarketing fee income primarily resulting from lower termination volumes.
Total net operating lease revenue decreased $58 million and $103 million for the three months and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decreases were primarily due to the runoff of our legacy GM lease portfolio, which has substantially wound-down as of June 30, 2018. We recognized remarketing gains of $16 million and $34 million for the three months and six months ended June 30, 2018, respectively, compared to gains of $32 million and $29 million for the same periods in 2017. Refer to the Lease Residual Risk Management section of this MD&A for further discussion.
The provision for loan losses was $170 million and $429 million for the three months and six months ended June 30, 2018, respectively, compared to $266 million and $534 million for the same periods in 2017. The decreases in provision for loan losses for the three months and six months ended June 30, 2018, were primarily driven by our consumer automotive portfolio where we experienced strong overall credit

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

performance driven by favorable macroeconomic trends including low unemployment, continued disciplined underwriting, and higher recoveries on charge-offs. Results were also favorably impacted by lower than anticipated losses associated with the hurricanes experienced in the third quarter of 2017. These items were partially offset by growth in the consumer automotive loan portfolio. Refer to the Risk Management section of this MD&A for further discussion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing
For the three months and six months ended June 30, 2018, our average buy rate for retail originations increased 52 and 42 basis points, respectively, relative to the same periods in 2017, without reducing the credit quality of our new and used retail originations. We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates at the time of origination, anticipated operating costs, and targeted return on equity. The increases in our average buy rate were primarily the result of an increase in interest rates and our strategy to increase our targeted return on equity through a focused deployment of stockholder capital. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.7 billion, or approximately 12.3% of our total consumer automotive loans at June 30, 2018, as compared to $8.8 billion, or approximately 12.9% of our total consumer automotive loans at December 31, 2017.
The following table presents retail loan originations by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended June 30, 2018
S	$1.3	27	738	$1.6	46	746
A	2.1	43	675	1.3	37	675
B	1.2	24	644	0.5	14	645
C	0.3	6	612	0.1	3	616
Total retail originations	$4.9	100	680	$3.5	100	700
Three months ended June 30, 2017
S	$0.9	23	757	$1.5	43	765
A	1.9	48	663	1.4	40	667
B	1.0	24	640	0.5	14	639
C	0.2	5	608	0.1	3	609
Total retail originations	$4.0	100	676	$3.5	100	698
Six months ended June 30, 2018
S	$2.7	28	738	$3.4	48	747
A	4.1	42	674	2.5	35	675
B	2.3	24	643	1.0	14	645
C	0.6	6	609	0.2	3	614
Total retail originations	$9.7	100	681	$7.1	100	702
Six months ended June 30, 2017
S	$1.9	23	758	$3.1	43	765
A	3.8	46	664	2.8	39	668
B	2.1	26	640	1.1	15	641
C	0.4	5	607	0.2	3	610
Total retail originations	$8.2	100	677	$7.2	100	700

(a)
Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; loan-to-value ratio; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring. We originated an insignificant amount of retail loans classified below Tier C during the periods presented.

The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
0–71	19%	19%	20%	19%
72–75	68	68	67	67
76 +	13	13	13	14
Total retail originations (a)	100%	100%	100%	100%

(a)	Excludes RV loans.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Retail originations with a term of 76 months or more represented 13% of total retail originations for both the three months and six months ended June 30, 2018, respectively, compared to 13% and 14% for the same periods in 2017. Substantially all of the loans originated with a term of 76 months or more during the three months and six months ended June 30, 2018, and 2017, were considered to be prime and in credit tiers S, A, or B. We define prime retail automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.
The following table presents the percentage of total outstanding retail loans by origination year.

June 30,	2018	2017
Pre-2014	2%	7%
2014	5	10
2015	14	25
2016	23	36
2017	33	22
2018	23	—
Total	100%	100%
The 2018, 2017, and 2016 vintages comprise 79% of the overall retail portfolio as of June 30, 2018, and have higher average buy rates than older vintages. The increase in average buy rates was due to the execution of our targeted underwriting strategy to focus on expanding risk-adjusted returns.
The following tables present the total retail loan and lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2018	2017	2018	2017
Used retail	$4,924	$4,005	51	47
New retail standard	3,365	3,437	35	40
Lease	1,228	1,115	13	13
New retail subvented	62	42	1	—
Total consumer automotive financing originations (a)	$9,579	$8,599	100	100

(a)
Includes Commercial Services Group (CSG) originations of $892 million and $874 million for the three months ended June 30, 2018, and 2017, respectively, and RV originations of $90 million and $131 million for the three months ended June 30, 2018, and 2017, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2018	2017	2018	2017
Used retail	$9,693	$8,216	51	47
New retail standard	6,971	7,130	37	41
Lease	2,275	2,039	12	12
New retail subvented	104	79	—	—
Total consumer automotive financing originations (a)	$19,043	$17,464	100	100

(a)
Includes CSG originations of $1.9 billion for both the six months ended June 30, 2018, and 2017, and RV originations of $190 million and $261 million for the six months ended June 30, 2018, and 2017, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2018	2017	2018	2017
Growth channel	$4,319	$3,494	45	41
Chrysler dealers	2,719	2,563	28	30
GM dealers	2,541	2,542	27	29
Total consumer automotive financing originations	$9,579	$8,599	100	100

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2018	2017	2018	2017
Growth channel	$8,502	$6,996	45	40
GM dealers	5,387	5,409	28	31
Chrysler dealers	5,154	5,059	27	29
Total consumer automotive financing originations	$19,043	$17,464	100	100
During the three months and six months ended June 30, 2018, total consumer originations increased $980 million and $1.6 billion, respectively, compared to the same periods in 2017. The increases were primarily due to larger volume from the Growth channel, with our continued focus on obtaining appropriate risk-adjusted returns.
We have included origination metrics by loan term and FICO® Score within this MD&A. However, the proprietary way we evaluate risk is based on multiple inputs as described in the section titled Automotive Financing Volume — Acquisition and Underwriting within the MD&A in our 2017 Annual Report on Form 10-K.
The following tables present the percentage of total retail loan and lease originations, in dollars, by FICO® Score and product type.

	Used		New
Three months ended June 30,	2018	2017	2018	2017
740 +	18%	17%	25%	26%
739–660	39	36	34	32
659–620	28	30	22	21
619–540	12	13	6	9
< 540	1	2	1	1
Unscored (a)	2	2	12	11
Total consumer automotive financing originations	100%	100%	100%	100%

(a)	Unscored are primarily CSG contracts with entities that have no FICO® Score.

	Used		New
Six months ended June 30,	2018	2017	2018	2017
740 +	18%	18%	26%	27%
739–660	38	36	34	32
659–620	28	30	21	21
619–540	12	13	6	8
< 540	2	1	1	1
Unscored (a)	2	2	12	11
Total consumer automotive financing originations	100%	100%	100%	100%

(a)	Unscored are primarily CSG contracts with entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 10% of total consumer originations for both the three months and six months ended June 30, 2018, and 11% for both the three months and six months ended June 30, 2017. Consumer loans and leases with FICO® Scores of less than 540 continued to comprise only 1% of total originations for the three months and six months ended June 30, 2018. Nonprime applications that are not automatically declined by our proprietary credit-scoring models for risk reasons are manually reviewed and decisioned by an experienced underwriting team. The nonprime portfolio is subject to more stringent underwriting criteria for certain loan attributes (e.g., payment-to-income, mileage, and maximum amount financed) and generally does not include any loans with a term of 76 months or more. For discussion of our credit risk management practices and performance, refer to the section titled Risk Management.
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

	Average balance		Average balance
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
GM new vehicles	42%	51%	42%	50%
Chrysler new vehicles	31	25	30	25
Growth new vehicles	14	13	15	13
Used vehicles	13	11	13	12
Total	100%	100%	100%	100%
Total commercial wholesale finance receivables	$29,309	$32,832	$29,334	$32,650
Average commercial wholesale financing receivables outstanding decreased $3.5 billion and $3.3 billion during the three months and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decreases were primarily due to a reduction in the number of dealer relationships due to the competitive environment across the automotive lending market, as well as lower dealer inventory levels during the period. Dealer inventory levels are dependent on a number of factors including manufacturer production schedules and vehicle mix, sales incentives, and industry sales—all of which can influence future wholesale balances.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term loans and automotive fleet financing. Automotive dealer term loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate and/or other dealership assets, and are typically personally guaranteed by the individual owners of the dealership. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. Other commercial automotive loans, inclusive of our commercial lease portfolio, increased 6% and 8% for the three months and six months ended June 30, 2018, respectively, compared to the same periods in 2017, to an average of $6.2 billion and $6.1 billion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2018	2017	Favorable/(unfavorable) % change	2018	2017	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$239	$227	5	$495	$468	6
Interest and dividends on investment securities and cash and cash equivalents, net (a)	13	14	(7)	25	29	(14)
Other gain on investments, net (b)	25	15	67	11	36	(69)
Other income	2	3	(33)	6	5	20
Total insurance premiums and other income	279	259	8	537	538	—
Expense
Insurance losses and loss adjustment expenses	101	125	19	164	213	23
Acquisition and underwriting expense
Compensation and benefits expense	18	18	—	39	37	(5)
Insurance commissions expense	109	104	(5)	219	203	(8)
Other expenses	40	33	(21)	77	66	(17)
Total acquisition and underwriting expense	167	155	(8)	335	306	(9)
Total expense	268	280	4	499	519	4
Income (loss) from continuing operations before income tax expense	$11	$(21)	n/m	$38	$19	100
Total assets	$7,634	$7,308	4	$7,634	$7,308	4
Insurance premiums and service revenue written	$278	$220	26	$553	$460	20
Combined ratio (c)	111.2%	122.1%		99.6%	109.8%
n/m = not meaningful

(a)
Includes interest expense of $16 million and $32 million for the three months and six months ended June 30, 2018, respectively, and $13 million and $24 million for the three months and six months ended June 30, 2017. Amounts for the three months and six months ended June 30, 2017, were adjusted to include $2 million and $3 million, respectively, of interest on cash and cash equivalents previously classified as other income to conform to the current period presentation.

(b)
Other gain on investments for the three months ended June 30, 2018, includes unrealized gains on equity securities of $8 million. Other loss on investments for the six months ended June 30, 2018, includes unrealized losses on equity securities of $27 million. These are included in net income as a result of the adoption of Accounting Standards Update (ASU) 2016-01 on January 1, 2018.

(c)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Our Insurance operations earned income from continuing operations before income tax expense of $11 million and $38 million for the three months and six months ended June 30, 2018, respectively, compared to a loss of $21 million and income of $19 million for the three months and six months ended June 30, 2017. The increase for the three months ended June 30, 2018, was primarily driven by lower weather-related losses, higher vehicle inventory insurance rates, and unrealized gains on investments of $8 million related to the increase in fair value of equity securities. The increase for the six months ended June 30, 2018, was primarily driven by lower weather-related losses and higher vehicle inventory insurance rates. This increase was offset by unrealized losses on investments of $27 million related to the decrease in fair value of equity securities. As further described in Note 1 to the Condensed Consolidated Financial Statements, we adopted ASU 2016-01 on January 1, 2018, which requires that equity investments be measured at fair value with changes in fair value recognized in net income instead of through other comprehensive (loss) income.
Insurance premiums and service revenue earned was $239 million and $495 million for the three months and six months ended June 30, 2018, respectively, compared to $227 million and $468 million for the three months and six months ended June 30, 2017. The increase for the three months and six months ended June 30, 2018, was primarily due to higher vehicle inventory insurance rates.
Insurance losses and loss adjustment expenses totaled $101 million and $164 million for the three months and six months ended June 30, 2018, respectively, compared to $125 million and $213 million for the same periods in 2017. The decreases for the three months and six months ended June 30, 2018, were primarily driven by lower weather-related losses. The decline for the six months ended June 30, 2018, was

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

also driven by more severe weather-related losses incurred during the three months ended March 31, 2017, prior to entering into a reinsurance agreement in April 2017. The lower weather losses primarily drove the decrease in the combined ratio to 111.2% and 99.6% for the three months and six months ended June 30, 2018, respectively, compared to 122.1% and 109.8% for the three months and six months ended June 30, 2017. In April 2018, we renewed our annual reinsurance program and continue to utilize such coverage to manage our risk of weather loss.
Premium and Service Revenue Written
The following table summarizes premium and service revenue written by insurance product.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Vehicle service contracts
New retail	$124	$108	$231	$211
Used retail	143	119	273	232
Reinsurance (a)	(42)	(51)	(88)	(100)
Total vehicle service contracts (b)	225	176	416	343
Vehicle inventory insurance	27	20	89	72
Other finance and insurance (c)	26	24	48	45
Total	$278	$220	$553	$460

(a)	Reinsurance represents the transfer of premiums and risk from an Ally insurance company to a third-party insurance company.

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
Insurance premiums and service revenue written was $278 million and $553 million for the three months and six months ended June 30, 2018, respectively, compared to $220 million and $460 million for the same periods in 2017. The increase for the three months and six months ended June 30, 2018, was primarily due to higher vehicle inventory insurance rates, higher VSC volume, and lower dealer reinsurance participation.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	June 30, 2018	December 31, 2017
Cash
Noninterest-bearing cash	$327	$298
Interest-bearing cash	889	983
Total cash	1,216	1,281
Equity securities	509	518
Available-for-sale securities
Debt securities
U.S. Treasury	507	380
U.S. States and political subdivisions	754	773
Foreign government	154	154
Agency mortgage-backed residential	634	613
Mortgage-backed residential	152	174
Mortgage-backed commercial	3	22
Corporate debt	1,216	1,256
Total available-for-sale securities	3,420	3,372
Total cash and securities	$5,145	$5,171

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2018	2017	Favorable/(unfavorable) % change	2018	2017	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$114	$72	58	$219	$143	53
Interest expense	70	40	(75)	132	77	(71)
Net financing revenue and other interest income	44	32	38	87	66	32
Gain on mortgage loans, net	1	1	—	2	1	100
Other income, net of losses	1	—	n/m	1	—	n/m
Total other revenue	2	1	100	3	1	n/m
Total net revenue	46	33	39	90	67	34
Provision for loan losses	—	1	100	2	2	—
Noninterest expense
Compensation and benefits expense	8	5	(60)	16	10	(60)
Other operating expenses	24	20	(20)	50	39	(28)
Total noninterest expense	32	25	(28)	66	49	(35)
Income from continuing operations before income tax expense	$14	$7	100	$22	$16	38
Total assets	$13,385	$8,902	50	$13,385	$8,902	50
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $14 million and $22 million for the three months and six months ended June 30, 2018, respectively, compared to $7 million and $16 million for the three months and six months ended June 30, 2017. The increases for the three months and six months ended June 30, 2018, were primarily due to increases in net financing revenue and other interest income driven by increased portfolio loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans and direct-to-consumer originations. The increases were partially offset by higher noninterest expense driven by continued build out of the direct-to-consumer offering and asset growth.
Net financing revenue and other interest income was $44 million and $87 million for the three months and six months ended June 30, 2018, respectively, compared to $32 million and $66 million for the three months and six months ended June 30, 2017. The increases in net financing revenue and other interest income were primarily due to increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans. During the three months and six months ended June 30, 2018, we purchased $852 million and $2.1 billion, respectively, of mortgage loans that were originated by third parties, compared to $809 million and $1.1 billion for the same periods in 2017.
Gain on sale of mortgage loans was $1 million and $2 million for the three months and six months ended June 30, 2018, respectively, compared to $1 million for both the three months and six months ended June 30, 2017. The increase for the six months ended June 30, 2018, was a result of higher direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment partner.
Total noninterest expense was $32 million and $66 million for the three months and six months ended June 30, 2018, respectively, compared to $25 million and $49 million for the three months and six months ended June 30, 2017. The increases were driven by continued expansion of the direct-to-consumer offering and asset growth.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the total unpaid principal balance (UPB) of purchases and originations of consumer mortgages held-for-investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended June 30, 2018
740 +	$781	80
720–739	112	12
700–719	73	7
680–699	7	1
660–679	1	—
Total consumer mortgage financing volume	$974	100
Three months ended June 30, 2017
740 +	$690	83
720–739	94	11
700–719	37	4
680–699	6	1
660–679	4	1
Total consumer mortgage financing volume	$831	100
Six months ended June 30, 2018
740 +	$1,875	79
720–739	244	10
700–719	178	8
680–699	62	3
660–679	1	—
Total consumer mortgage financing volume	$2,360	100
Six months ended June 30, 2017
740 +	$956	83
720–739	128	11
700–719	57	5
680–699	11	1
660–679	6	—
Total consumer mortgage financing volume	$1,158	100
The following table presents the net UPB, net UPB as a percentage of total, weighted-average coupon (WAC), premium net of discounts, loan-to-value (LTV), and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
June 30, 2018
Adjustable-rate	$2,831	22	3.37%	$41	56.19%	773
Fixed-rate	10,222	78	4.05	234	61.27	772
Total	$13,053	100	3.90	$275	60.16	772
December 31, 2017
Adjustable-rate	$2,579	23	3.35%	$42	56.82%	774
Fixed-rate	8,824	77	4.02	212	62.02	771
Total	$11,403	100	3.87	$254	60.84	772

(a)	Represents UPB net of charge-offs.

(b)	Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.

(c)	Updated to reflect changes in credit score since loan origination.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2018	2017	Favorable/(unfavorable) % change	2018	2017	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$84	$70	20	$158	$124	27
Interest on loans held-for-sale	5	—	n/m	5	—	n/m
Interest expense	32	22	(45)	60	42	(43)
Net financing revenue and other interest income	57	48	19	103	82	26
Total other revenue	14	10	40	22	28	(21)
Total net revenue	71	58	22	125	110	14
Provision for loan losses	(6)	6	n/m	(6)	12	150
Noninterest expense
Compensation and benefits expense	12	10	(20)	27	24	(13)
Other operating expenses	7	7	—	17	14	(21)
Total noninterest expense	19	17	(12)	44	38	(16)
Income from continuing operations before income tax expense	$58	$35	66	$87	$60	45
Total assets	$4,458	$3,552	26	$4,458	$3,552	26
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $58 million and $87 million for the three months and six months ended June 30, 2018, respectively, compared to $35 million and $60 million for the same periods in 2017. The increases were driven by a decrease in provision for loan losses due to higher recoveries and strong credit performance in the portfolio. Results were also favorably impacted by higher asset levels driven by our strategy to prudently grow the loan portfolio and expand our product suite while selectively pursuing opportunities to broaden industry and product breadth, as well as higher syndication and other fee income during the first half of 2018. These favorable results were partially offset by lower investment income for the six months ended June 30, 2018, compared to the same period in 2017, primarily resulting from an $11 million gain on an equity investment during the first quarter of 2017.
Net financing revenue and other interest income was $57 million and $103 million for the three months and six months ended June 30, 2018, respectively, compared to $48 million and $82 million for the same periods in 2017. The increase was primarily due to the growth of our lending portfolio, represented by an 18% increase in the gross carrying value of finance receivables and loans as of June 30, 2018, compared to June 30, 2017.
Other revenue was $14 million and $22 million for the three months and six months ended June 30, 2018, respectively, compared to $10 million and $28 million for the same periods in 2017. The increase for the three months ended June 30, 2018, was primarily driven by higher syndication and other fee income. The decrease for the six months ended June 30, 2018, was primarily driven by an $11 million realized gain on the sale of an equity investment during the first quarter of 2017 and a $5 million unrealized loss on an equity investment during the six months ended June 30, 2018, following the adoption of ASU 2016-01 on January 1, 2018, which requires that equity investments be measured at fair value with changes in fair value recognized in net income. The impact of investment-related activity was partially offset by an increase in syndication and other fee income.
The provision for loan losses decreased $12 million and $18 million for the three months and six months ended June 30, 2018, respectively, compared to the same periods in 2017. These decreases were due to favorable overall credit performance in the portfolio, as well as a $6 million recovery in the second quarter of 2018 of a previously charged-off loan.
Total noninterest expense was $19 million and $44 million for the three months and six months ended June 30, 2018, respectively, compared to $17 million and $38 million for the same periods in 2017. The increases were primarily due to higher compensation and benefits expense and other noninterest costs associated with growth in the business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Credit Portfolio
The following table presents loans held-for-sale, the gross carrying value of finance receivables and loans outstanding, and unfunded commitments to lend of our Corporate Finance operations.

($ in millions)	June 30, 2018	December 31, 2017
Loans held-for-sale, net	$275	$77
Finance receivables and loans	4,184	3,910
Unfunded lending commitments (a)	2,146	1,813

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

	June 30, 2018	December 31, 2017
Industry
Services	31.8%	31.0%
Health services	14.2	15.6
Automotive and transportation	13.2	10.3
Wholesale	8.4	8.7
Food and beverages	6.0	4.1
Other manufactured products	5.9	7.1
Chemicals and metals	5.7	5.0
Machinery, equipment, and electronics	5.0	7.9
Retail trade	2.8	2.6
Paper, printing, and publishing	2.5	3.0
Other	4.5	4.7
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2018	2017	Favorable/(unfavorable) % change	2018	2017	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$21	$19	11	$31	$34	(9)
Interest on loans held-for-sale	1	—	n/m	1	—	n/m
Interest and dividends on investment securities and other earning assets	162	121	34	312	230	36
Interest on cash and cash equivalents	14	5	180	27	9	n/m
Other, net	(2)	(2)	—	(4)	(4)	—
Total financing revenue and other interest income	196	143	37	367	269	36
Interest expense
Original issue discount amortization (b)	25	22	(14)	49	43	(14)
Other interest expense (c)	116	80	(45)	224	181	(24)
Total interest expense	141	102	(38)	273	224	(22)
Net financing revenue and other interest income	55	41	34	94	45	109
Other revenue
Loss on mortgage and automotive loans, net	—	—	—	—	(10)	100
Other gain on investments, net	1	8	(88)	7	14	(50)
Other income, net of losses	18	17	6	45	34	32
Total other revenue	19	25	(24)	52	38	37
Total net revenue	74	66	12	146	83	76
Provision for loan losses	(6)	(4)	50	(6)	(8)	(25)
Total noninterest expense (d)	84	62	(35)	160	119	(34)
(Loss) income from continuing operations before income tax expense	$(4)	$8	(150)	$(8)	$(28)	71
Total assets	$30,953	$29,136	6	$30,953	$29,136	6
n/m = not meaningful

(a)	Primarily related to financing revenue from our legacy mortgage portfolio and impacts related to hedging activities associated with our consumer automotive loan portfolio.

(b)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.

(d)
Includes reductions of $206 million and $426 million for the three months and six months ended June 30, 2018, respectively, and $200 million and $412 million for the three months and six months ended June 30, 2017, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining amortization of the original issue discount at June 30, 2018.

Year ended December 31, ($ in millions)	2018	2019	2020	2021	2022	2023 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$1,135	$1,097	$1,058	$1,015	$968	$—
Total amortization (b)	52	38	39	43	47	968	$1,187

(a)	The maximum annual scheduled amortization for any individual year is $153 million in 2030.

(b)	The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other incurred a loss from continuing operations before income tax expense of $4 million and $8 million for the three months and six months ended June 30, 2018, respectively, compared to income of $8 million and a loss of $28 million for the three months and six months ended June 30, 2017. The decrease in income for the three months ended June 30, 2018, was primarily due to higher interest expense that was driven by higher funding costs primarily as a result of an increase in market rates, and higher noninterest expenses due primarily to increased compensation and benefit costs and other operating expenses to support growth in the business. These items were partially offset by higher financing revenue and other interest income due primarily to higher investment securities balances and increased interest rates on cash and cash equivalents. The decrease in loss for the six months ended June 30, 2018, was primarily driven by higher investment securities balances and higher interest rates on cash and cash equivalents and a loss on sale of automotive loans during the first six months ended June 30, 2017 as compared to no loss on sale during the first six months ended June 30, 2018. These items were partially offset by higher funding costs primarily as a result of higher market rates, and higher noninterest expenses due primarily to higher compensation and benefit costs and other operating expenses to support the growth in the business.
Financing revenue and other interest income was $196 million and $367 million for the three months and six months ended June 30, 2018, respectively, compared to $143 million and $269 million for the three months and six months ended June 30, 2017. The increase was primarily driven by increased interest and dividends from investment securities and other earning assets compared to 2017, primarily as a result of growth in the size of the investment portfolio. Results for the three months and six months ended June 30, 2018, were also favorably impacted by increases in interest on cash and cash equivalents, as a result of higher yields.
Total interest expense was $141 million and $273 million for the three months and six months ended June 30, 2018, respectively, compared to $102 million and $224 million for the three months and six months ended June 30, 2017. The increases were primarily driven by increased interest on deposits resulting from higher market rates and deposit growth as well as increased LIBOR rates on secured borrowings. The increase was partially offset by a decrease in higher-cost unsecured debt borrowings as maturities are replaced with lower cost funding.
We had no net loss on mortgage and automotive loans for the six months ended June 30, 2018, compared to a loss of $10 million for the six months ended June 30, 2017. The loss during the six months ended June 30, 2017, was driven by the sale of automotive loans and the corresponding impact to the Corporate and Other segment as a result of our FTP methodology.
Other gain on investments, net was $1 million and $7 million for the three months and six months ended June 30, 2018, respectively, compared to $8 million and $14 million three months and six months ended June 30, 2017, respectively. The decreases were primarily due to higher sales of investment securities in 2017 that did not recur in the current period.
Noninterest expense was $84 million and $160 million for the three months and six months ended June 30, 2018, respectively, compared to $62 million and $119 million for the three months and six months ended June 30, 2017. The increases were primarily due to higher compensation and benefit costs and other operating expenses to support growth in the business. Additionally, expenses increased as a result of a one-time tax reform-related bonus paid to eligible Ally employees during the six months ended June 30, 2018.
Total assets were $31.0 billion as of June 30, 2018, compared to $29.1 billion as of June 30, 2017. The increase was primarily the result of growth in our available-for-sale and held-to-maturity securities portfolios. The increase was partially offset by a reduction of cash and cash equivalents, other assets, and the continued runoff of our legacy mortgage portfolio. At June 30, 2018, the gross carrying value of the legacy mortgage portfolio was $1.8 billion, compared to $2.4 billion at June 30, 2017.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	June 30, 2018	December 31, 2017
Cash
Noninterest-bearing cash	$449	$523
Interest-bearing cash	2,236	2,425
Total cash	2,685	2,948
Available-for-sale securities
Debt securities
U.S. Treasury	1,367	1,397
U.S. States and political subdivisions	97	81
Agency mortgage-backed residential	14,432	13,678
Mortgage-backed residential	2,473	2,320
Mortgage-backed commercial	639	519
Asset-backed	868	936
Total available-for-sale securities	19,876	18,931
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,980	1,829
Asset-backed retained notes	27	36
Total held-to-maturity securities	2,007	1,865
Total cash and securities	$24,568	$23,744
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

	2nd quarter 2018	1st quarter 2018	4th quarter 2017	3rd quarter 2017	2nd quarter 2017	1st quarter 2017
Trading days (a)	64.0	61.0	62.5	62.5	63.0	62.0
Average customer trades per day (in thousands)	18.0	21.8	16.8	15.5	16.5	19.0
Funded accounts (b) (in thousands)	271	259	245	239	234	235
Total net customer assets ($ in millions)	$5,990	$5,473	$5,354	$5,203	$5,006	$4,984
Total customer cash balances ($ in millions)	$1,166	$1,111	$1,144	$1,168	$1,154	$1,233

(a)	Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.

(b)	Represents open and funded brokerage accounts.
Average customer trades per day decreased during the second quarter of 2018 due to the combination of seasonality and reduced market volatility. Average customer trades per day of 18.0 thousand represented a 17% decrease from the prior quarter and a 9% increase from the prior year. Our funded accounts have increased since our acquisition of TradeKing as a result of a continued focus on marketing campaigns, while net customer assets have increased due to market appreciation and growth in funded accounts. Additionally, total customer cash increased by 5% in the current quarter, following a two-quarter decline. The decline observed in the prior two quarters was the result of investors shifting a higher percentage of assets into investment positions—a trend that reversed in the second quarter of 2018.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Risk Management
Managing the risk/reward trade-off is a fundamental component of operating our businesses, and all employees are responsible for managing risk. We use multiple layers of defense to identify, monitor, and manage current and emerging risks.

•	Business lines — Responsible for owning and managing all of the risks that emanate from their risk-taking activities, including business units and support functions.

•
Independent risk management — Responsible for establishing and maintaining our risk management framework and promulgating it enterprise-wide. Independent risk management also provides an objective, critical assessment of risks and—through oversight, effective challenge, and other means—evaluates whether Ally remains aligned with its risk appetite.

•
Internal audit — Provides its own independent assessments of the effectiveness of our risk management, internal controls, and governance; and independent assessments regarding the quality of our loan portfolios. Internal audit includes Audit Services and the Loan Review Group.

Our risk-management framework is overseen by the Risk Committee (RC) of the Ally Board of Directors (the Board). The RC sets the risk appetite across our company while risk-oriented management committees, the executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks within our risk appetite. Our primary types of risk include the following:

•	Credit risk — The risk of loss arising from an obligor not meeting its contractual obligations to us.

•	Insurance/underwriting risk — The risk of loss or of adverse change in the value of insurance liabilities, due to inadequate pricing and provisioning assumptions.

•
Liquidity risk — The risk that our financial condition or overall safety and soundness is adversely affected by the actual or perceived inability to liquidate assets or obtain adequate funding or to easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions. Refer to discussion in the section titled Liquidity Management, Funding, and Regulatory Capital within this MD&A.

•
Market risk — The risk of loss arising from changes in the value of our assets or liabilities (including derivatives) caused by movements in market variables such as interest rates, foreign-exchange rates, and equity and commodity prices. Market risk includes interest rate risk, investment risk, and lease residual risk.

•	Business/strategic risk — The risk resulting from the pursuit of business plans that turn out to be unsuccessful due to a variety of factors.

•	Reputation risk — The risk arising from negative public opinion on our business practices, whether true or not, that will cause a decline in the customer base, litigation, or revenue reductions.

•	Operational risk — The risk of loss or harm arising from inadequate or failed processes or systems, human factors, or external events.

•
Information technology/security risk — The risk resulting from the failure of, or insufficiency in, information technology (e.g., system outage) or intentional or accidental unauthorized access, sharing, removal, tampering, or disposal of company and customer data or records.

•
Compliance risk — The risk arising from potential violations of or nonconformance with applicable laws (including statutes, rules, regulations, and case law), prescribed compliance practices, specific internal compliance policies, standards, and procedures designed to facilitate compliance with legal or ethical standards, or principles of fair and ethical customer treatment. Compliance risk also arises in situations where applicable laws may change or are ambiguous or untested.

•
Conduct risk — The risk of customer harm, employee harm, reputational damage, regulatory sanction, or financial loss resulting from the behavior of our employees and contractors toward customers, counterparties, other employees and contractors, or the markets in which we operate.

Our risk-governance structure starts within each business line, including committees established to oversee risk in their respective areas. The business lines are responsible for their risk-based performance and compliance with risk management policies and applicable law.
The independent risk-management function is accountable for independently identifying, monitoring, measuring, and reporting on our various risks and for designing an effective risk management framework and structure. The independent risk-management function is also responsible for developing, maintaining, and implementing enterprise-risk-management policies. In addition, the Enterprise Risk Management Committee (ERMC) is responsible for supporting the Chief Risk Officer’s oversight of senior management’s responsibility to execute on our strategy within our risk appetite set by the RC and the Chief Risk Officer’s implementation of our independent risk-management program. The Chief Risk Officer reports to the RC, as well as administratively to the Chief Executive Officer.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

All business lines are subject to full and unrestricted audits by Audit Services. The Chief Audit Executive reports to the Audit Committee of the Board (AC), as well as administratively to the Chief Executive Officer, and is primarily responsible for assisting the AC in fulfilling its governance and oversight responsibilities. Audit Services is granted free and unrestricted access to any and all of our records, physical properties, technologies, management, and employees.
In addition, our Loan Review Group provides an independent assessment of the quality of our extensions of credit and credit risk management practices, and all business lines that create or influence credit risk are subject to full and unrestricted reviews by the Loan Review Group. This group also is granted free and unrestricted access to any and all of our records, physical properties, technologies, management and employees, and reports its findings directly to the RC.
Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	June 30, 2018	December 31, 2017
Finance receivables and loans
Automotive Finance	$106,118	$105,129
Mortgage Finance	13,328	11,657
Corporate Finance	4,184	3,910
Corporate and Other (a)	1,914	2,197
Total finance receivables and loans	125,544	122,893
Loans held-for-sale
Mortgage Finance (b)	13	13
Corporate Finance	275	77
Corporate and Other	40	18
Total loans held-for-sale	328	108
Total on-balance sheet loans	125,872	123,001
Off-balance sheet securitized loans
Automotive Finance (c)	1,388	1,964
Whole-loan sales
Automotive Finance (c)	964	1,399
Total off-balance sheet loans	2,352	3,363
Operating lease assets
Automotive Finance	8,639	8,741
Total loan and lease exposure	$136,863	$135,105
Serviced loans and leases
Automotive Finance	$116,431	$116,878
Mortgage Finance	13,328	11,670
Corporate Finance	5,069	3,893
Corporate and Other	1,803	2,093
Total serviced loans and leases	$136,631	$134,534

(a)	Includes $1.8 billion and $2.1 billion of consumer mortgage loans in our legacy mortgage portfolio at June 30, 2018, and December 31, 2017, respectively.

(b)	Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.

(c)	Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.
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
Since the end of 2014, we have experienced growth in our consumer retail automotive loan portfolio and a significant reduction in lease assets. This shift in our portfolio mix over the past several years has contributed to an increase in provision expense for loan losses. Consumer lease residuals are not included in the allowance for loan losses as changes in the expected residual values on consumer leases are included in

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

depreciation expense over the remaining life of the lease. Our risk to future fluctuations in used vehicle values has diminished in recent years as our lease assets have declined materially. While all leases are exposed to potential reductions in used vehicle values, only loans where we take possession of the vehicle are affected by potential reductions in used vehicle values. Operating lease assets, net of accumulated depreciation, decreased $102 million to $8.6 billion at June 30, 2018, from $8.7 billion at December 31, 2017.
Credit Risk
Credit risk is defined as the risk of loss arising from an obligor not meeting its contractual obligations to us. Credit risk includes consumer credit risk, commercial credit risk, and counterparty credit risk.
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
To mitigate risk, we have implemented specific policies and practices across business lines, utilizing both qualitative and quantitative analyses. This reflects our commitment to maintaining an independent and ongoing assessment of credit risk and credit quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan and lease portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, segments of the portfolios that are potential problem areas, loans and leases with potential credit weaknesses, and the assessment of the adequacy of internal credit risk policies and procedures to monitor compliance with relevant laws and regulations. Our consumer and commercial loan and lease portfolios are subject to regular stress tests that are based on plausible, but unexpected, economic scenarios to assess whether we can withstand a severe economic downturn. In addition, we establish and maintain underwriting policies and limits across our portfolios and higher risk segments (e.g., nonprime) based on our risk appetite.
Another important aspect to managing credit risk involves the need to carefully monitor and manage the performance and pricing of our loan products to generate appropriate risk-adjusted returns. When considering pricing, various granular risk-based factors are considered such as expected loss rates, loss volatility, anticipated operating costs, and targeted returns on equity. We carefully monitor credit losses and trends in credit losses in conjunction with pricing at contract inception and continue to closely monitor our loan performance and profitability performance in light of forecasted economic conditions, and manage credit risk and expectations of losses in the portfolio.
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
We closely monitor macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. During the three months and six months ended June 30, 2018, the U.S. economy continued to modestly expand and consumer confidence remained strong. The labor market remained healthy during the period, with the unemployment rate falling to 4.0% as of June 30, 2018. Within the U.S. automotive market, new light vehicle sales have moderated from historic highs, but rose year over year to a Seasonally Adjusted Annual Rate of 17.1 million for both the three months and six months ended June 30, 2018. We continue to experience modest downward pressure on used vehicle values and expect that to continue throughout 2018.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans, and loans held-for-sale. At June 30, 2018, this primarily included $106.1 billion of automotive finance loans within our Automotive Finance operations, $15.1 billion of consumer mortgage loans within our Mortgage Finance operations and Corporate and Other, and $4.5 billion of corporate finance loans within our Corporate Finance operations. Refer to the section above titled Primary Lines of Business for further information about our lending operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Consumer
Finance receivables and loans
Loans at gross carrying value	$85,604	$81,821	$707	$720	$—	$—
Loans held-for-sale	13	13	—	—	—	—
Total consumer loans (b)	85,617	81,834	707	720	—	—
Commercial
Finance receivables and loans
Loans at gross carrying value	39,940	41,072	198	72	—	—
Loans held-for-sale	315	95	—	—	—	—
Total commercial loans	40,255	41,167	198	72	—	—
Total on-balance sheet loans	$125,872	$123,001	$905	$792	$—	$—

(a)	Includes nonaccrual TDR loans of $336 million and $270 million at June 30, 2018, and December 31, 2017, respectively.

(b)	Includes outstanding CSG loans of $7.5 billion and $7.3 billion at June 30, 2018, and December 31, 2017, respectively, and RV loans of $1.8 billion at both June 30, 2018, and December 31, 2017.
Total on-balance sheet loans outstanding at June 30, 2018, increased $2.9 billion to $125.9 billion from December 31, 2017, reflecting an increase of $3.8 billion in the consumer portfolio and a decrease of $912 million in the commercial portfolio. The increase in consumer on-balance sheet loans was primarily due to loan growth that was driven by the continued momentum in our consumer automotive Growth channel, as well as the execution of bulk loan purchases in our Mortgage Finance portfolio. The decrease in commercial on-balance sheet loans outstanding was primarily due to a reduction in the number of dealer relationships due to the competitive environment across the automotive lending market, as well as lower dealer inventory levels during the period.
Total TDRs outstanding at June 30, 2018, increased $79 million to $791 million from December 31, 2017. The increase was primarily driven by growth in our retail automotive loan portfolio as well as the addition of one account in our Corporate Finance portfolio. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Total nonperforming loans at June 30, 2018, increased $113 million to $905 million from December 31, 2017, reflecting an increase of $126 million of commercial nonperforming loans and a decrease of $13 million of consumer nonperforming loans. The increase in total commercial nonperforming loans was primarily driven by the downgrade of two accounts within our Corporate Finance portfolio and one account within our commercial automotive portfolio. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for additional information.
The following table includes consumer and commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Consumer	$184	$199	0.9%	1.0%	$443	$452	1.1%	1.2%
Commercial	(4)	—	—	—	(4)	—	—	—
Total finance receivables and loans at gross carrying value	$180	$199	0.6	0.7	$439	$452	0.7	0.8

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Net charge-offs were $180 million and $439 million for the three months and six months ended June 30, 2018, respectively, compared to $199 million and $452 million for the three months and six months ended June 30, 2017. The decreases in net charge-offs for the three months and six months ended June 30, 2018, were primarily driven by our consumer automotive portfolio where we experienced strong overall credit performance driven by favorable macroeconomic trends including low unemployment, continued disciplined underwriting, and higher recoveries on charge-offs.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following discussions titled Consumer Credit Portfolio and Commercial Credit Portfolio relate to consumer and commercial finance receivables and loans recorded at gross carrying value. Finance receivables and loans recorded at gross carrying value have an associated allowance for loan losses.
Consumer Credit Portfolio
During the three months and six months ended June 30, 2018, the credit performance of the consumer portfolio reflected both our underwriting strategy to originate a diversified portfolio of consumer automotive assets, including used, higher LTV, extended term, Growth channel, nonprime, and nonsubvented finance receivables and loans, as well as high-quality jumbo and LMI mortgage loans that are acquired through bulk loan purchases and direct-to-consumer mortgage originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 12.3% of our total consumer automotive loans at June 30, 2018, compared to approximately 12.9% at December 31, 2017. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.
The following table includes consumer finance receivables and loans recorded at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Consumer automotive (b) (c)	$70,473	$68,071	$602	$603	$—	$—
Consumer mortgage
Mortgage Finance	13,328	11,657	18	25	—	—
Mortgage — Legacy	1,803	2,093	87	92	—	—
Total consumer finance receivables and loans	$85,604	$81,821	$707	$720	$—	$—

(a)	Includes nonaccrual TDR loans of $253 million and $219 million at June 30, 2018, and December 31, 2017, respectively.

(b)	Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 18 to the Condensed Consolidated Financial Statements for additional information.

(c)	Includes outstanding CSG loans of $7.5 billion and $7.3 billion at June 30, 2018, and December 31, 2017, respectively, and RV loans of $1.8 billion at both June 30, 2018, and December 31, 2017.
Total consumer outstanding finance receivables and loans increased $3.8 billion at June 30, 2018, compared with December 31, 2017, reflecting an increase of $2.4 billion of consumer automotive finance receivables and loans and an increase of $1.4 billion of consumer mortgage finance receivables and loans. The increase in consumer automotive finance receivables and loans was primarily related to continued momentum in our Growth channel. The increase in consumer mortgage finance receivables and loans was primarily due to growth within the Mortgage Finance portfolio as a result of the execution of bulk loan purchases totaling $2.1 billion during the six months ended June 30, 2018, partially offset by total consumer mortgage portfolio runoff.
Total consumer nonperforming finance receivables and loans at June 30, 2018, decreased $13 million to $707 million from December 31, 2017, reflecting a decrease of $12 million of consumer mortgage nonperforming finance receivables and loans and a decrease of $1 million of consumer automotive finance receivables and loans. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.8% and 0.9% at June 30, 2018, and December 31, 2017, respectively.
Consumer automotive loans accruing and past due 30 days or more decreased $377 million to $2.0 billion at June 30, 2018, compared with December 31, 2017, primarily due to seasonality. Consumer automotive loans accruing and past due 30 days or more increased $149 million to $2.0 billion as of June 30, 2018, compared to June 30, 2017, driven by growth in the overall size of the retail automotive loan portfolio as well as slightly higher delinquency rates associated with a measured increase in the mix of used vehicle financings as part of our continued diversification strategy. Used vehicle loans within our portfolio generally have higher delinquency rates and higher loss frequency, but lower loss severity relative to new vehicle loans due to lower original loan balances and slower collateral depreciation.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Consumer automotive	$182	$199	1.0%	1.2%	$435	$450	1.3%	1.4%
Consumer mortgage
Mortgage Finance	1	—	—	—	2	—	—	—
Mortgage — Legacy	1	—	0.2	—	6	2	0.6	0.1
Total consumer finance receivables and loans	$184	$199	0.9	1.0	$443	$452	1.1	1.2

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer finance receivables and loans were $184 million and $443 million for the three months and six months ended June 30, 2018, respectively, compared to $199 million and $452 million for the three months and six months ended June 30, 2017. The decreases in net charge-offs for the three months and six months ended June 30, 2018, were primarily driven by our consumer automotive portfolio where we experienced favorable recovery performance.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Consumer automotive	$8,351	$7,484	$16,768	$15,425
Consumer mortgage (a)	194	41	345	44
Total consumer loan originations	$8,545	$7,525	$17,113	$15,469

(a)
Excludes bulk loan purchases associated with our Mortgage Finance operations and includes $72 million and $132 million of loans originated as held-for-sale for the three months and six months ended June 30, 2018, and $20 million and $23 million for the three months and six months ended June 30, 2017.

Total consumer loan originations increased $1.0 billion and $1.6 billion for the three months and six months ended June 30, 2018, respectively, compared to the three months and six months ended June 30, 2017. The increases were primarily due to higher consumer automotive volume in the Growth channel, with our continued focus on obtaining appropriate risk-adjusted returns.
The following table shows the percentage of total consumer finance receivables and loans recorded at gross carrying value by state concentration. Total consumer automotive loans were $70.5 billion and $68.1 billion at June 30, 2018, and December 31, 2017, respectively. Total mortgage and home equity loans were $15.1 billion and $13.8 billion at June 30, 2018, and December 31, 2017, respectively.

	June 30, 2018 (a)		December 31, 2017
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.3%	36.3%	8.2%	34.6%
Texas	13.0	6.2	13.2	6.5
Florida	8.7	4.7	8.5	4.8
Illinois	4.1	3.2	4.2	3.2
Pennsylvania	4.5	1.4	4.6	1.5
Georgia	4.2	2.6	4.2	2.5
North Carolina	3.8	1.7	3.7	1.8
New York	3.0	2.4	3.0	2.2
Ohio	3.5	0.4	3.4	0.5
New Jersey	2.6	2.1	2.6	2.1
Other United States	44.3	39.0	44.4	40.3
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at June 30, 2018.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 25.1% and 24.7% of our total outstanding consumer finance receivables and loans at June 30, 2018, and December 31, 2017, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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
Repossessed consumer automotive loan assets in our Automotive Finance operations at June 30, 2018, decreased $12 million to $128 million from December 31, 2017. Foreclosed mortgage assets increased $1 million to $11 million from December 31, 2017.
Commercial Credit Portfolio
During the three months and six months ended June 30, 2018, the credit performance of the commercial portfolio remained strong, as nonperforming finance receivables and loans remained low and net recoveries were realized. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Commercial and industrial
Automotive	$31,501	$33,025	$88	$27	$—	$—
Other (b)	4,027	3,887	104	44	—	—
Commercial real estate	4,412	4,160	6	1	—	—
Total commercial finance receivables and loans	$39,940	$41,072	$198	$72	$—	$—

(a)	Includes nonaccrual TDR loans of $83 million and $51 million at June 30, 2018, and December 31, 2017, respectively.

(b)	Other commercial primarily includes senior secured commercial lending largely associated with our Corporate Finance operations.
Total commercial finance receivables and loans outstanding decreased $1.1 billion from December 31, 2017, to $39.9 billion at June 30, 2018. The decrease was primarily due to a reduction in the number of dealer relationships due to the competitive environment across the automotive lending market, as well as lower dealer inventory levels during the period. This decrease was partially offset by growth in automotive dealer term loans, as well as within our Corporate Finance portfolio in line with our business strategy.
Total commercial nonperforming finance receivables and loans were $198 million at June 30, 2018, reflecting an increase of $126 million when compared to December 31, 2017. The increase was primarily driven by the downgrade of two accounts within our Corporate Finance portfolio and one account within our commercial automotive portfolio. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans increased to 0.5% at June 30, 2018, compared to 0.2% at December 31, 2017.
The following table includes total commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Commercial and industrial
Automotive	$2	$—	—%	—%	$2	$—	—%	—%
Other	(6)	—	(0.5)	—	(6)	—	(0.3)	—
Total commercial finance receivables and loans	$(4)	$—	—	—	$(4)	$—	—	—

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Our net charge-offs from total commercial finance receivables and loans resulted in recoveries of $4 million for both the three months and six months ended June 30, 2018, compared to no net charge-offs for the same periods in 2017. The increases in recoveries for the three months and six months ended June 30, 2018, were primarily driven by a recovery from a previously charged-off loan within the Corporate Finance portfolio during the second quarter of 2018.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $4.4 billion and $4.2 billion at June 30, 2018, and December 31, 2017, respectively.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration. These finance receivables and loans are reported at gross carrying value.

	June 30, 2018	December 31, 2017
Texas	16.2%	15.7%
Florida	11.8	10.3
California	9.3	8.2
Michigan	7.0	7.7
Georgia	4.4	4.6
North Carolina	3.8	3.6
New Jersey	3.3	3.6
South Carolina	3.3	3.5
Missouri	2.6	2.4
Pennsylvania	2.4	3.0
Other United States	35.9	37.4
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures increased $516 million from December 31, 2017, to $3.6 billion at June 30, 2018. The increase was primarily due to the reclassification of certain accounts to special mention within the commercial automotive portfolio, partially offset by the reclassification of certain accounts from special mention to pass within the Corporate Finance portfolio.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration. These finance receivables and loans within our automotive and Corporate Finance portfolios are reported at gross carrying value.

	June 30, 2018	December 31, 2017
Industry
Automotive	81.2%	76.3%
Services	5.6	6.7
Health/Medical	4.9	4.9
Other	8.3	12.1
Total commercial criticized finance receivables and loans	100.0%	100.0%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended June 30, 2018 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at April 1, 2018	$1,066	$74	$1,140	$138	$1,278
Charge-offs (a)	(296)	(8)	(304)	(2)	(306)
Recoveries	114	6	120	6	126
Net charge-offs	(182)	(2)	(184)	4	(180)
Provision for loan losses	168	(4)	164	(6)	158
Other	1	(2)	(1)	2	1
Allowance at June 30, 2018	$1,053	$66	$1,119	$138	$1,257
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2018 (b)	1.5%	0.4%	1.3%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the three months ended June 30, 2018	1.0%	—%	0.9%	—%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2018 (b)	175.0%	63.2%	158.4%	69.5%	138.9%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2018	1.4	10.7	1.5	n/m	1.8
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

(b)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2018 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2018	$1,066	$79	$1,145	$131	$1,276
Charge-offs (a)	(661)	(20)	(681)	(2)	(683)
Recoveries	226	12	238	6	244
Net charge-offs	(435)	(8)	(443)	4	(439)
Provision for loan losses	421	(3)	418	1	419
Other	1	(2)	(1)	2	1
Allowance at June 30, 2018	$1,053	$66	$1,119	$138	$1,257
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2018 (b)	1.5%	0.4%	1.3%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the six months ended June 30, 2018	1.3%	0.1%	1.1%	—%	0.7%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2018 (b)	175.0%	63.2%	158.4%	69.5%	138.9%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2018	1.2	4.2	1.3	n/m	1.4
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
The allowance for consumer loan losses at June 30, 2018, increased $34 million compared to June 30, 2017. The increase was primarily driven by our consumer automotive portfolio and reflects higher consumer automotive loan balances. This increase was partially offset by a decrease in the allowance for loan losses in our consumer mortgage portfolio. The decrease in the consumer mortgage portfolio was primarily driven by run-off in our legacy mortgage portfolio, partially offset by growth in our Mortgage Finance portfolio. Additionally, as of June 30, 2018, we continue to maintain a reserve of $10 million due to estimated impacts of the hurricanes, and we expect to incur related losses throughout 2018.
The allowance for commercial loan losses declined $2 million at June 30, 2018, compared to June 30, 2017. The decrease was primarily driven by our Corporate Finance portfolio due to lower reserves for individually impaired loans. This decrease was partially offset by

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

increases in the allowance for loan losses in our commercial automotive portfolio where we experienced higher reserves for individually impaired loans.
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2018			2017
June 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$1,053	1.5%	83.7%	$1,002	1.5%	81.8%
Consumer mortgage
Mortgage Finance	18	0.1	1.5	12	0.1	1.0
Mortgage — Legacy	48	2.7	3.8	71	2.9	5.8
Total consumer mortgage	66	0.4	5.3	83	0.7	6.8
Total consumer loans	1,119	1.3	89.0	1,085	1.4	88.6
Commercial
Commercial and industrial
Automotive	42	0.1	3.4	38	0.1	3.1
Other	69	1.7	5.5	76	2.1	6.2
Commercial real estate	27	0.6	2.1	26	0.6	2.1
Total commercial loans	138	0.3	11.0	140	0.3	11.4
Total allowance for loan losses	$1,257	1.0	100.0%	$1,225	1.0	100.0%
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2018	2017	2018	2017
Consumer
Consumer automotive	$168	$260	$421	$527
Consumer mortgage
Mortgage Finance	—	1	2	2
Mortgage — Legacy	(4)	(4)	(5)	(8)
Total consumer mortgage	(4)	(3)	(3)	(6)
Total consumer loans	164	257	418	521
Commercial
Commercial and industrial
Automotive	3	6	7	6
Other	(8)	6	(8)	12
Commercial real estate	(1)	—	2	1
Total commercial loans	(6)	12	1	19
Total provision for loan losses	$158	$269	$419	$540
The provision for consumer loan losses decreased $93 million and $103 million for the three months and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decreases during the three months and six months ended June 30, 2018, were primarily driven by our consumer automotive portfolio where we experienced strong overall credit performance driven by favorable macroeconomic trends including low unemployment, continued disciplined underwriting, and higher recoveries on charge-offs. Results were also favorably impacted by lower than anticipated losses associated with the hurricanes experienced in the third quarter of 2017. We lowered our reserve for these hurricane losses from $45 million as of December 31, 2017, to $20 million as of March 31, 2018, and to $10 million as

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

of June 30, 2018, and expect to incur related losses throughout 2018. The lower provision for consumer credit losses was partially offset by the impact of growth in the consumer automotive loan portfolio.
The provision for commercial loan losses decreased $18 million for both the three months and six months ended June 30, 2018, compared to the same periods in 2017. The decreases in provision for commercial loan losses were primarily driven by our Corporate Finance portfolio where we experienced favorable overall credit performance, as well as a $6 million recovery of a previously charged-off loan in the second quarter of 2018.
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
In some instances, reinsurance is used to reduce the risk associated with volatile business lines, such as catastrophe risk in vehicle inventory insurance. Our vehicle inventory insurance product is covered by excess of loss protection, including catastrophe coverage for weather-related events. In addition, loss control techniques such as storm path monitoring to assist dealers in preparing for severe weather help to mitigate loss potential.
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
Market Risk
Our automotive financing, mortgage, investing, and insurance activities give rise to market risk representing the potential loss arising from changes in the value of our assets or liabilities (including derivatives) caused by movements in market variables such as interest rates, foreign-exchange rates, and equity and commodity prices. These market variables could affect the value of our securities, assets held-for-sale, and operating leases. Market risk includes interest rate risk, investment risk, and lease residual risk.
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
Although the diversity of our activities from our complementary business lines may partially mitigate market risk, we also actively manage this risk. We maintain risk management control systems to monitor interest rates, foreign-currency exchange rates, equity price risks, and any of their related hedge positions. Positions are monitored using a variety of analytical techniques including market value, sensitivity analysis, and value at risk models. Refer to Note 18 to the Condensed Consolidated Financial Statements for further information.
Net Financing Revenue Sensitivity Analysis
Interest rate risk represents our most significant exposure to market risk. We actively monitor the level of exposure so that movements in interest rates do not adversely affect future earnings. We use net financing revenue sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our financial instruments.
We prepare our forward-looking baseline forecasts of net financing revenue taking into consideration anticipated future business growth, asset/liability positioning, and interest rates based on the implied forward curve. The analysis is highly dependent upon a variety of assumptions including the repricing characteristics of retail deposits with both contractual and non-contractual maturities. During the first quarter of 2017, we implemented a dynamic pass-through modeling assumption on our deposits without contractual maturities, which consist of our savings, money market, and checking accounts, whereby deposit pass-through levels increase as the absolute level of the Federal Funds Rate increases. Based on current market conditions, actual beta on our total retail deposits portfolio has been approximately 25% since

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

rates began to rise in December 2015. We continually monitor industry and competitive repricing activity along with other market factors when contemplating deposit pricing actions.
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
The following table presents the pretax dollar impact to forecasted net financing revenue over the next 12 months assuming 100 basis point and 200 basis point instantaneous parallel and gradual parallel shock increases, and assuming 100 basis point instantaneous parallel and gradual parallel shock decreases to the implied market forward curve as of June 30, 2018, and December 31, 2017.

	June 30, 2018		December 31, 2017
Change in interest rates ($ in millions)	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
-100 basis points	$(28)	$(80)	$(22)	$15
+100 basis points	(7)	(72)	(18)	(106)
+200 basis points	(7)	(132)	(68)	(294)

(a)	Gradual changes in interest rates are recognized over 12 months.
The implied forward rate curve was higher and flatter compared to December 31, 2017, as short-end rates have increased more than long-end rates. The impact of this change is reflected in our baseline net financing revenue projections. We remain moderately liability-sensitive as of June 30, 2018, in the upward interest rate shock scenarios as our simulation models assume liabilities will initially reprice faster than assets. Exposure in the +100 and +200 instantaneous shock scenarios have decreased as of June 30, 2018, primarily due to the hedge program we initiated in the first quarter of 2018 of pay-fixed interest rate swaps on certain automotive assets that allows us to reduce our sensitivity to a rise in short-term interest rates beyond the implied forward curve. This was partially offset by the impact of higher interest rates on deposits as a result of our assumption that deposit pass-through levels increase with higher interest rates.
The exposure in the downward instantaneous interest rate shock scenario has increased as of June 30, 2018, primarily due to changes to our derivative hedging position as noted above.
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
Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. However, certain automotive manufacturers have provided their guarantee for portions of our residual exposure for lease programs with them. For information on our valuation of automotive lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates — Valuation of Automotive Lease Assets and Residuals within the MD&A in our 2017 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total lease vehicle disposals.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Off-lease vehicles terminated (in units)	35,919	71,667	80,641	149,428
Average gain per vehicle ($ per unit)	$447	$453	$423	$194
Method of vehicle sales
Auction
Internet	51%	55%	53%	56%
Physical	14	13	14	13
Sale to dealer, lessee, and other	35	32	33	31
Over the last twelve months, our operating lease portfolio, net of accumulated depreciation, decreased 11% from $9.7 billion at June 30, 2017, to $8.6 billion at June 30, 2018. The number of off-lease vehicles remarketed during the three months and six months ended June 30, 2018, decreased 50% and 46%, respectively, compared to the same periods in 2017. The decreases in net operating lease assets and remarketing volume are primarily due to our legacy GM lease portfolio being substantially wound-down as of June 30, 2018. The residual risk associated with our operating lease portfolio has declined during this run-off period. We expect future termination volume to be more consistent with trends experienced during the six months ended June 30, 2018.
We recognized an average gain per vehicle of $447 and $423 for the three months and six months ended June 30, 2018, respectively, compared to $453 and $194 for the same periods in 2017. Declining used vehicle values during the three months ended March 31, 2017, were more pronounced in the car market; however, as expected, beginning in the second quarter of 2017 our lease termination activity has experienced an increase in the mix of trucks and sport utility vehicles. The favorable average gain per vehicle performance for the six months ended June 30, 2018, was primarily the result of this more favorable termination mix. We expect to maintain our current mix of trucks and sport utility vehicles in our future lease terminations. For more information on our investment in operating leases, refer to Note 8 to the Condensed Consolidated Financial Statements, and Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.
Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of leased vehicles by type, based on volume of units outstanding.

June 30,	2018	2017
Sport utility vehicle	55%	54%
Truck	31	22
Car	14	24
Our overall lease residual exposure has declined in recent years largely as a result of the runoff of our legacy GM lease portfolio. Primarily because of this, our exposure to Chrysler vehicles has grown and now represents approximately 88% of our lease units as of June 30, 2018. The following table presents the mix of leased vehicles by manufacturer, based on volume of units outstanding.

June 30,	2018	2017
Chrysler vehicles	88%	63%
GM vehicles	2	30
Other	10	7
Business/Strategic Risk
Business/strategic risk is embedded in every facet of our organization and is one of our primary risk types. It is the risk resulting from the pursuit of business plans that turn out to be unsuccessful due to a variety of factors, including incorrect assumptions, inappropriate business plans, ineffective business strategy execution, or failure to respond in a timely manner to changes in the regulatory, macroeconomic or competitive environments, in the geographic locations in which we operate, competitor actions, changing customer preferences, product obsolescence, and technology developments. We aim to mitigate this risk within our business units through portfolio diversification, product innovations, and close monitoring of the execution of our strategic and capital plan, and ensuring flexibility of the cost base (e.g., through outsourcing).

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The strategic plan is reviewed and approved annually by the Board, as are the capital plan and financial business plan. With oversight from the Board, executive management seeks to consistently apply core operating principles while executing our strategic plan in accordance with our risk appetite approved by the RC. The executive management team continuously monitors business performance throughout the year to assess strategic risk and find early warning signals so that risks can be proactively managed. Executive management regularly reviews actual performance versus the plan, updates the Board via reporting routines and implements changes as deemed appropriate.
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
Reputation Risk
Reputation risk is the risk arising from negative public opinion on our business practices, whether true or not, that will cause a decline in the customer base, litigation, or revenue reductions. Reputation risk may result from many of our activities, including those related to the management of our business/strategic, operational, and credit risks. We manage reputation risk through established policies and controls in our businesses and risk management processes to mitigate reputation risks in a timely manner and through proactive monitoring and identification of potential reputation risk events. We have established processes and procedures to respond to events that give rise to reputation risk, including educating individuals and organizations that influence public opinion, external communication strategies to mitigate the risk, and informing key stakeholders of potential reputation risks. Primary responsibility for the identification, escalation and resolution of reputation risk issues resides with our business lines. Each employee is under an obligation, within the scope of their activities, to analyze and assess any imminent or intended transaction in terms of possible risk factors in order to minimize reputation risks. Further, Ally’s strong “LEAD” culture and distinct “Do it Right” philosophy also strengthen our efforts to mitigate reputational risks by promoting a transparent culture where every associate is expected to act as a risk manager. Our culture is proactive with its core principles embedded at all levels of the organization so that any associate, at any time, can and should call attention to risks that need to be addressed and taken into account. Our organization and governance structure provides oversight of reputation risks, and key risk indicators are reported regularly and directly to management and the RC, which provide primary oversight of reputation risk.
Operational Risk
Operational risk is the risk of loss or harm arising from inadequate or failed processes or systems, human factors, or external events. Operational risk is an inherent risk element in each of our business lines. Such risk can manifest in various ways, including errors, business interruptions, and inappropriate behavior of employees, and can potentially result in financial losses and other damage to us. Operational risk includes business disruption risk, fraud risk, human capital risk, legal risk, model risk, process execution and management risk, and supplier (third party) risk.

•	Business disruption risk — The risk of significant disruption to our operations resulting from natural disasters, external technology outages, or other external events.

•
Fraud risk — The risk from deliberate misrepresentation or concealment of information material to a transaction with the intent to deceive another and that is reasonably relied on or used in decision making. Fraud can occur internally (e.g., employees) or externally (e.g., criminal activity, third-party suppliers).

•
Human capital risk — The risk caused by high turnover, inadequate or improper staffing levels, departure/unavailability of key personnel, or inadequate training and includes our exposure to worker’s compensation and employment litigation.

•	Legal risk — The risk arising from the potential that unenforceable contracts, lawsuits, or adverse judgments can disrupt or otherwise negatively affect our operations or condition.

•
Model risk — The potential for adverse consequences from decisions based on incorrect or misused model assumptions, inputs, outputs, and reports. This risk may include fundamental errors within the model that produce inaccurate outputs or that the model is used incorrectly or inappropriately.

•	Process execution and management risk — The risk caused by failure to execute or adhere to policies, standards, procedures, processes, controls, and activities as designed and documented.

•
Supplier (third party) risk — The risk associated with third-party suppliers and their delivery of products and/or services and effect on overall business performance. This includes a supplier’s failure to comply with information technology requirements, information and physical security, laws, rules, regulations, and legal agreements.

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Information Technology/Security Risk
Information technology/security risk includes risk resulting from the failure of, or insufficiency in, information technology (e.g., system outage) or intentional or accidental unauthorized access, sharing, removal, tampering, or disposal of company and customer data or records.
We and our service providers rely extensively on communications, data-management, and other operating systems and infrastructure to conduct our business and operations. Failures or disruptions to these systems or infrastructure from cyberattacks or otherwise may impede our ability to conduct business and operations and may cause us business, reputational, financial, regulatory, or other harm.
We and other financial institutions continue to be the target of various cyberattacks, including those by unauthorized parties who may seek to disrupt our operations through malware, phishing attacks, denial-of-service, or other security breaches, as part of an effort to disrupt the operations of financial institutions or obtain confidential, proprietary, or other information or assets of the Company, our customers, employees, or other third parties with whom we transact.
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
In order to help mitigate cybersecurity risks, we devote substantial resources to protect the Company from cyber-related incidents. We regularly assess vulnerabilities and threats to our environment utilizing various resources including independent third-party assessments to evaluate whether our layered system of controls effectively mitigates risk. We also invest in new technologies and infrastructure in order to respond to evolving risks within our environment. We continue to partner with other industry peers in order to share knowledge and information to further our security environment and invest in training and employee awareness to cyber-related risks. Additionally, as a further protective measure, we maintain insurance coverage that, subject to terms and conditions, may cover certain aspects of cybersecurity and information risks; however, such insurance may not be sufficient to cover losses. Management monitors a significant amount of operational metrics and data surrounding cybersecurity operations, and the organization monitors compliance with established guardrails around such metrics in connection with management’s risk appetite framework. Senior leadership regularly reviews, questions, and challenges such information.
The RC reviews cybersecurity risks, incidents, and developments in connection with its oversight of our independent risk-management program. The Board and the AC also undertake reviews as appropriate. The Information Technology Risk Committee is responsible for supporting the Chief Risk Officer’s oversight of Ally’s management of cybersecurity and other risks involving our communications, data-management, and other operating systems and infrastructure. Additionally, our cybersecurity program is regularly assessed by Audit Services, which reports directly to the AC. The business lines are also actively engaged in overseeing the service providers that supply or support the operating systems and infrastructure on which we depend and, with effective challenge from the independent risk-management function, managing related operational and other risks.
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
Compliance Risk
Compliance risk arises from potential violations of or nonconformance with applicable laws (including statutes, rules, regulations, and case law), prescribed compliance practices, specific internal compliance policies, standards, and procedures designed to facilitate compliance with legal or ethical standards, or principles of fair and ethical customer treatment. Compliance risk also arises in situations where applicable laws may change or are ambiguous or untested. Examples of such risks include compliance with regulations set forth by banking agencies including fair and responsible banking, anti-money laundering, or community reinvestment act, risks associated with offering our products or services, or risks associated with deviating from internal policies and procedures including those that are established to promote sound risk-management and internal-control practices. Compliance risk also includes fiduciary risk, which includes risks arising from our duty to exercise loyalty, act in the best interest of our clients, and care for assets according to an appropriate standard of care. This risk generally exists to the extent that we exercise discretion in managing assets on behalf of a customer.
We recognize that an effective compliance program, including driving a culture of compliance, plays a key role in managing and overseeing compliance risk, and that a proactive compliance environment and program are essential to help meet various legal, regulatory, or other requirements or expectations. To manage compliance risk, we maintain a system of policies, change-management protocols, control frameworks, and other formal governance structures designed to provide a holistic enterprise approach to managing such risks, which includes consideration of identifying, assessing, monitoring, and communicating compliance risks throughout the Company. Our compliance function is led by the Chief Compliance Officer who reports to our Chief Executive Officer. The Chief Compliance Officer has the authority and responsibility for the oversight and administration of our Enterprise Compliance Program, which includes ongoing reporting of significant compliance-related matters to the Board and various committees established to govern compliance-related risks. The Compliance Risk Management Committee, established by the Chief Compliance Officer, serves to facilitate compliance risk management and to oversee the implementation of Ally’s compliance risk management strategies and covers compliance matters across the enterprise including matters impacting customers, products, geographies, and services.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Conduct Risk
Conduct risk includes the risk of customer harm, employee harm, reputational damage, regulatory sanction, or financial loss resulting from the behavior of our employees and contractors toward customers, counterparties, other employees and contractors, or the markets in which we operate.
All business lines are responsible for identifying and managing conduct risk and driving a culture consistent with our “LEAD” core values and “Do it Right” philosophy. We manage conduct risk through a variety of enterprise programs, policies, and procedures. Our code of conduct and ethics and various other training programs and resources serve as a guide to our associates regarding expectations around appropriate conduct, ethical behavior, and a culture of compliance with laws, regulations, policies, and standards. Our code of conduct and ethics requires officers and employees to take personal responsibility for maintaining the highest standards of honesty, trustworthiness, and ethical conduct; to understand and manage the risks associated with their positions; and to escalate concerns about risk management including reporting of violations of the code, our policies, or other laws and regulations. Associates are required to complete training about our code of conduct and ethics upon on-boarding and annually thereafter to affirm compliance to our code of conduct and ethics. Conduct risk is also considered through various human resource and management activities including associate recruiting and on-boarding and management of performance and compensation. Conduct risk is also managed through our Enterprise Fraud, Security, and Investigations program, which identifies, monitors, and investigates potential fraud or conduct violations through a variety of measures including the administration of an anonymous reporting hotline.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Liquidity Management, Funding, and Regulatory Capital
Overview
The purpose of liquidity management is to enable the organization to meet loan and lease demand, debt maturities, deposit withdrawals, and other cash commitments under both normal operating conditions as well as periods of economic or financial stress. Our primary objective is to maintain cost-effective, stable and diverse sources of funding capable of sustaining the organization throughout all market cycles. Sources of funding include both retail and brokered deposits and secured and unsecured market-based funding across various maturity, interest rate, and investor profiles. Additional liquidity is available through a pool of unencumbered highly liquid securities, borrowing facilities, repurchase agreements, as well as funding programs supported by the FRB and the FHLB of Pittsburgh.
We define liquidity risk as the risk that an institution’s financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet its financial obligations, and to withstand unforeseen liquidity stress events. Liquidity risk can arise from a variety of institution-specific or market-related events that could have a negative impact on cash flows available to the organization. Effective management of liquidity risk helps ensure an organization’s preparedness to meet cash flow obligations caused by unanticipated events. Managing liquidity needs and contingent funding exposures has proven essential to the solvency of financial institutions.
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

June 30, 2018 ($ in millions)
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$13,444
Liquid cash and equivalents	3,386
Committed funding facilities
Total capacity	9,225
Outstanding	6,355
Unused capacity (a)	2,870
Total available liquidity	$19,700

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

Assuming a long-term capital markets stress with no issuance of unsecured debt or term securitizations, our available liquidity as of June 30, 2018, would allow us to continue to fund planned loan originations and meet all of our financial obligations for more than 36 months.
In addition, our Modified Liquidity Coverage Ratio exceeded 100% at June 30, 2018. Refer to Note 17 to the Condensed Consolidated Financial Statements and the section titled Regulation and Supervision in Part I, Item 1 of our 2017 Annual Report on Form 10-K for further discussion of our liquidity requirements.
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
The following table shows Ally Bank’s number of accounts and our deposit balances by type as of the end of each quarter since 2017.

	2nd quarter 2018	1st quarter 2018	4th quarter 2017	3rd quarter 2017	2nd quarter 2017	1st quarter 2017
Number of retail bank accounts (in thousands)	2,947	2,864	2,740	2,603	2,474	2,366
Deposits ($ in millions)
Retail	$81,736	$81,657	$77,925	$74,928	$71,094	$69,971
Brokered (a)	16,839	15,661	15,211	15,045	14,937	14,327
Other (b)	159	128	120	143	152	188
Total deposits	$98,734	$97,446	$93,256	$90,116	$86,183	$84,486

(a)	Brokered deposit balances include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.2 billion as of the end of each quarter presented.

(b)	Other deposits include mortgage escrow, dealer, and other deposits.
During the first six months of 2018, our deposit base grew $5.5 billion. The recent growth in total deposits has been primarily attributable to our retail deposit portfolio—particularly within retail CDs, as we capitalized on a shift in consumer preference from savings accounts to CDs. Our savings and money market accounts also continued to grow in 2018. Strong retention rates and customer acquisition, reflecting the strength of the brand, continue to drive growth in retail deposits. Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
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
Certain of these securitization transactions meet the criteria to be accounted for as off-balance sheet arrangements if we either do not hold a potentially significant economic interest or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Certain of our securitization transactions do not meet the required criteria to be accounted for as off-balance sheet arrangements; therefore, they are accounted for as secured borrowings. For information regarding our off-balance sheet arrangements and securitization activities, refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K and Note 9 to the Condensed Consolidated Financial Statements.
During the first six months of 2018, we raised $5.8 billion through the completion of term securitization transactions backed by retail automotive loans and dealer floorplan automotive assets. Additionally, for retail automotive loans and leases, the term structure of the transaction locks in funding for a specified pool of loans and leases, creating an effective tool for managing interest rate and liquidity risk.
We manage secured funding execution risk by maintaining a diverse investor base and available committed credit facility capacity. We have access to private committed funding facilities, the largest of which is a syndicated credit facility of five lenders secured by automotive receivables. This facility can fund automotive retail and dealer floorplan loans, as well as leases. In March 2018, this facility was renewed with $4.0 billion of capacity and the maturity was extended to March 2020. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At June 30, 2018, there was $3.0 billion outstanding under this facility. Our ability to access the unused capacity in the secured facility depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges.
The total capacity in our committed secured funding facilities is provided by banks through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At June 30, 2018, all of our $9.2 billion of secured committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of June 30, 2018, we had $7.6 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. In addition to our syndicated revolving credit facility, we also maintain various bilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets.
We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage and commercial real estate automotive finance receivables and loans. As of June 30, 2018, we had pledged $26.3 billion of assets and investment securities to the FHLB resulting in $19.5 billion in total funding capacity with $18.1 billion of debt outstanding.
At June 30, 2018, $56.3 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings and repurchase agreements. Refer to Note 13 to the Consolidated Financial Statements for further discussion.
Unsecured Financings
We obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $2.7 billion at June 30, 2018. We also have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed-maturity dates and floating-rate notes. There were $323 million of retail term notes outstanding at June 30, 2018. The remainder of our unsecured debt is composed of institutional term debt. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The financial instruments sold in repurchase agreements include U.S. government and federal agency obligations, and certificated residual interests related to asset-backed securitizations. As of June 30, 2018, we had $967 million debt outstanding under repurchase agreements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day to day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We have assets pledged and restricted as collateral to the FRB totaling $2.4 billion. We had no debt outstanding with the FRB as of June 30, 2018.
Recent Funding Developments
During the first six months of 2018, we accessed the public and private markets to execute secured funding transactions, unsecured funding transactions, and funding facility renewals totaling $12.4 billion. Key funding highlights from January 1, 2018, to date were as follows:

•	We closed, renewed, increased, and/or extended $6.6 billion in U.S. secured credit facilities during the six months ended June 30, 2018.

•
We continued to access the public and private term asset-backed securitization markets raising $5.8 billion during the six months ended June 30, 2018. In the first six months of 2018, we raised $4.1 billion through securitizations backed by retail automotive loans. We also raised approximately $1.7 billion through a public securitization backed by dealer floorplan automotive assets.

Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	June 30, 2018		December 31, 2017
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Secured financings	$37,792	25	$36,869	25
Institutional term debt	13,556	9	15,099	10
Retail debt programs (a)	2,989	2	3,463	2
Total debt (b)	54,337	36	55,431	37
Deposits	98,734	64	93,256	63
Total on-balance sheet funding	$153,071	100	$148,687	100

(a)	Includes $323 million and $292 million of retail term notes at June 30, 2018, and December 31, 2017, respectively.

(b)	Excludes fair value adjustment as described in Note 18 to the Condensed Consolidated Financial Statements.
Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at June 30, 2018.
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
Net cash provided by operating activities was $2.0 billion for the six months ended June 30, 2018, compared to $2.1 billion for the same period in 2017. Activity was largely consistent year over year, as cash flows from our consumer and commercial lending activities offset declines in our leasing business.
Net cash used in investing activities was $6.1 billion for the six months ended June 30, 2018, compared to $3.8 billion for the same period in 2017. The increase during the six months ended June 30, 2018, was primarily due to $1.4 billion lower proceeds from disposals of operating lease assets, net of purchases, and loan sales of $1.3 billion during the six months ended June 30, 2017.
Net cash provided by financing activities for the six months ended June 30, 2018, was $3.8 billion, compared to net cash used of $313 million for the same period in 2017. The increase in net cash provided by financing activities was primarily attributable to a $4.6 billion decrease in net cash outflows for repayment of long-term debt and an increase of $3.6 billion from cash inflows due to issuance of long-term debt. This was partially offset by an increase in net cash outflows related to short-term borrowings of approximately $2.3 billion between the two periods and a decrease in net cash inflows associated with deposits of $1.7 billion.
Capital Planning and Stress Tests
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
As part of the 2017 Comprehensive Capital Analysis and Review (CCAR) process, we received a non-objection to our capital plan from the FRB, including the proposed capital actions contained in our submission. The capital actions included increases in the quarterly cash dividend on common stock and in our share repurchase program.
The following table presents information related to our common stock for each quarter since the commencement of our common stock repurchase programs and initiation of a quarterly cash dividend on common stock.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2016
Third quarter	$159	8,298	483,753	475,470	$0.08
Fourth quarter	167	8,745	475,470	467,000	0.08
2017
First quarter	$169	8,097	467,000	462,193	$0.08
Second quarter	204	10,485	462,193	452,292	0.08
Third quarter	190	8,507	452,292	443,796	0.12
Fourth quarter	190	7,033	443,796	437,054	0.12
2018
First quarter	$185	6,473	437,054	432,691	$0.13
Second quarter	195	7,280	432,691	425,752	0.13

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On July 13, 2018, the Board declared a quarterly cash dividend of $0.15 per share on all common stock, payable on August 15, 2018. Refer to Note 25 to the Condensed Consolidated Financial Statements for further information regarding this common stock dividend.

Ally submitted its 2018 capital plan and stress test results to the FRB on April 5, 2018. On June 21, 2018, we publicly disclosed summary results of the stress test under the severely adverse scenario in accordance with applicable regulatory requirements. On June 28, 2018, we received from the FRB a non-objection to our capital plan, which includes increases in both our share repurchase program and our planned dividends. Consistent with the capital plan, the Board authorized a 32% increase in our share repurchase program, permitting us to repurchase up to $1.0 billion of our common stock from time to time from the third quarter of 2018 through the second quarter of 2019. Also consistent with the capital plan, on July 13, 2018, the Board declared a quarterly cash dividend of $0.15 per share of our common stock, which is a $0.02 or 15% increase relative to the dividend declared in the prior quarter. Refer to Note 25 to the Condensed Consolidated Financial Statements for further information on the most recent dividend. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review of and non-objection to the actions that we propose each year in our annual capital plan. The amount and size of any future dividends and share repurchases will depend upon our results of operations, capital levels, future opportunities, consideration and approval by the Board, and other considerations including the degree of severity of stress scenarios assigned by the FRB as part of the CCAR process.
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

Management’s Discussion and Analysis
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

	2018			2017			Increase (decrease) due to
Three months ended June 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$3,048	$17	2.24%	$2,683	$7	1.05%	$1	$9	$10
Investment securities (b)	25,748	173	2.69	22,203	139	2.51	22	12	34
Loans held-for-sale, net	358	6	6.72	2	—	—	6	—	6
Finance receivables and loans, net (b) (c)	124,516	1,647	5.31	119,235	1,447	4.87	64	136	200
Investment in operating leases, net (d)	8,583	109	5.09	10,109	167	6.63	(25)	(33)	(58)
Other earning assets	1,239	15	4.86	846	7	3.32	3	5	8
Total interest-earning assets	163,492	1,967	4.83	155,078	1,767	4.57			200
Noninterest-bearing cash and cash equivalents	526			968
Other assets	7,505			7,727
Allowance for loan losses	(1,274)			(1,172)
Total assets	$170,249			$162,601
Liabilities
Interest-bearing deposit liabilities	$97,351	$399	1.64%	$84,792	$250	1.18%	$37	$112	$149
Short-term borrowings	8,767	40	1.83	9,024	33	1.47	(1)	8	7
Long-term debt (b)	45,802	434	3.80	50,723	417	3.30	(40)	57	17
Total interest-bearing liabilities	151,920	873	2.30	144,539	700	1.94			173
Noninterest-bearing deposit liabilities	126			95
Total funding sources	152,046	873	2.30	144,634	700	1.94
Other liabilities	5,134			4,526
Total liabilities	157,180			149,160
Total equity	13,069			13,441
Total liabilities and equity	$170,249			$162,601
Net financing revenue and other interest income		$1,094			$1,067				$27
Net interest spread (e)			2.53%			2.63%
Net yield on interest-earning assets (f)			2.68%			2.76%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

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

(d)
Yield includes gains on the sale of off-lease vehicles of $16 million and $32 million for the three months ended June 30, 2018, and 2017, respectively. Excluding these gains on sale, the annualized yield would be 4.35% and 5.36% for the three months ended June 30, 2018, and 2017, respectively.

(e)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(f)	Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2018			2017			Increase (decrease) due to
Six months ended June 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$3,274	$32	1.97%	$2,679	$12	0.90%	$3	$17	$20
Investment securities (b)	25,491	336	2.66	21,347	265	2.50	51	20	71
Loans held-for-sale, net	217	6	5.58	1	—	—	6	—	6
Finance receivables and loans, net (b) (c)	123,506	3,190	5.21	118,608	2,815	4.79	116	259	375
Investment in operating leases, net (d)	8,606	218	5.11	10,518	321	6.15	(58)	(45)	(103)
Other earning assets	1,175	28	4.81	831	15	3.64	6	7	13
Total interest-earning assets	162,269	3,810	4.73	153,984	3,428	4.49			382
Noninterest-bearing cash and cash equivalents	521			1,034
Other assets	7,383			7,870
Allowance for loan losses	(1,278)			(1,158)
Total assets	$168,895			$161,730
Liabilities
Interest-bearing deposit liabilities	$96,330	$750	1.57%	$83,484	$481	1.16%	$74	$195	$269
Short-term borrowings	8,556	72	1.70	8,626	60	1.40	—	12	12
Long-term debt (b)	45,669	845	3.73	51,631	841	3.28	(97)	101	4
Total interest-bearing liabilities	150,555	1,667	2.23	143,741	1,382	1.94			285
Noninterest-bearing deposit liabilities	120			94
Total funding sources	150,675	1,667	2.23	143,835	1,382	1.94
Other liabilities	5,081			4,454
Total liabilities	155,756			148,289
Total equity	13,139			13,441
Total liabilities and equity	$168,895			$161,730
Net financing revenue and other interest income		$2,143			$2,046				$97
Net interest spread (e)			2.50%			2.55%
Net yield on interest-earning assets (f)			2.66%			2.68%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

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

(d)
Yield includes gains on the sale of off-lease vehicles of $34 million and $29 million for the six months ended June 30, 2018, and 2017, respectively. Excluding these gains on sale, the annualized yield would be 4.31% and 5.60% for the six months ended June 30, 2018, and 2017, respectively.

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

•
our ability to optimize our automotive finance and insurance businesses and to continue diversifying into and growing other consumer and commercial business lines, including mortgage finance, corporate finance, brokerage, and wealth management;

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2018, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended June 30, 2018.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended June 30, 2018.

Three months ended June 30, 2018	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
April 2018	2,090	$27.18	2,090	$138
May 2018	3,411	26.62	3,411	47
June 2018	1,779	26.36	1,779	—
Total	7,280	26.72	7,280

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)	Excludes brokerage commissions.

(c)
On June 28, 2017, we announced a common stock repurchase program of up to $760 million. The program commenced in the third quarter of 2017 and expired on June 30, 2018. Refer to Note 17 to the Condensed Consolidated Financial Statements for a discussion of our 2018 capital plan.

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

101
The following information from our Form 10-Q for the quarterly period ended June 30, 2018, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).
Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of August, 2018.

Ally Financial Inc. (Registrant)

/S/ JENNIFER A. LACLAIR
Jennifer A. LaClair Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller