Form 10-Q
period 2018-09-30
Ally Financial Inc.
filed 2018-11-01
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018, or

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
Yes ☑                    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐                    No ☑
At October 30, 2018, the number of shares outstanding of the Registrant’s common stock was 413,081,733 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,708	$1,486	$4,898	$4,301
Interest on loans held-for-sale	4	—	10	—
Interest and dividends on investment securities and other earning assets	198	157	562	437
Interest on cash and cash equivalents	18	11	50	23
Operating leases	368	434	1,124	1,465
Total financing revenue and other interest income	2,296	2,088	6,644	6,226
Interest expense
Interest on deposits	462	285	1,212	766
Interest on short-term borrowings	29	34	101	94
Interest on long-term debt	451	416	1,296	1,257
Total interest expense	942	735	2,609	2,117
Net depreciation expense on operating lease assets	247	272	785	982
Net financing revenue and other interest income	1,107	1,081	3,250	3,127
Other revenue
Insurance premiums and service revenue earned	258	252	753	720
Gain on mortgage and automotive loans, net	17	15	19	65
Other gain on investments, net	22	23	37	73
Other income, net of losses	101	91	307	307
Total other revenue	398	381	1,116	1,165
Total net revenue	1,505	1,462	4,366	4,292
Provision for loan losses	233	314	652	854
Noninterest expense
Compensation and benefits expense	274	264	872	814
Insurance losses and loss adjustment expenses	77	65	241	278
Other operating expenses	456	424	1,347	1,249
Total noninterest expense	807	753	2,460	2,341
Income from continuing operations before income tax expense	465	395	1,254	1,097
Income tax expense from continuing operations	91	115	280	350
Net income from continuing operations	374	280	974	747
Income (loss) from discontinued operations, net of tax	—	2	(1)	1
Net income	374	282	973	748
Other comprehensive (loss) income, net of tax	(133)	48	(531)	144
Comprehensive income	$241	$330	$442	$892
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
(in dollars) (a)	2018	2017	2018	2017
Basic earnings per common share
Net income from continuing operations	$0.89	$0.62	$2.27	$1.63
Income from discontinued operations, net of tax	—	—	—	—
Net income	$0.89	$0.63	$2.26	$1.63
Diluted earnings per common share
Net income from continuing operations	$0.88	$0.62	$2.25	$1.63
Income from discontinued operations, net of tax	—	—	—	—
Net income	$0.88	$0.63	$2.25	$1.63
Cash dividends declared per common share	$0.15	$0.12	$0.41	$0.28

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 15 for additional earnings per share information. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents
Noninterest-bearing	$802	$844
Interest-bearing	2,970	3,408
Total cash and cash equivalents	3,772	4,252
Equity securities	514	518
Available-for-sale securities (refer to Note 6 for discussion of investment securities pledged as collateral)	24,122	22,303
Held-to-maturity securities (fair value of $2,139 and $1,865)	2,246	1,899
Loans held-for-sale, net	425	108
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	126,605	122,893
Allowance for loan losses	(1,248)	(1,276)
Total finance receivables and loans, net	125,357	121,617
Investment in operating leases, net	8,578	8,741
Premiums receivable and other insurance assets	2,291	2,047
Other assets	5,796	5,663
Total assets	$173,101	$167,148
Liabilities
Deposit liabilities
Noninterest-bearing	$180	$108
Interest-bearing	101,199	93,148
Total deposit liabilities	101,379	93,256
Short-term borrowings	7,338	11,413
Long-term debt	45,542	44,226
Interest payable	712	375
Unearned insurance premiums and service revenue	3,020	2,604
Accrued expenses and other liabilities	2,025	1,780
Total liabilities	160,016	153,654
Contingencies (refer to Note 23)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 492,366,900 and 489,883,553; and outstanding 416,590,508 and 437,053,936)	21,322	21,245
Accumulated deficit	(5,716)	(6,406)
Accumulated other comprehensive loss	(781)	(235)
Treasury stock, at cost (75,776,392 and 52,829,617 shares)	(1,740)	(1,110)
Total equity	13,085	13,494
Total liabilities and equity	$173,101	$167,148
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

($ in millions)	September 30, 2018	December 31, 2017
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$17,694	$20,623
Allowance for loan losses	(123)	(136)
Total finance receivables and loans, net	17,571	20,487
Investment in operating leases, net	206	444
Other assets	622	689
Total assets	$18,399	$21,620
Liabilities
Long-term debt	$11,457	$10,197
Accrued expenses and other liabilities	26	9
Total liabilities	$11,483	$10,206
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2017	$21,166	$(7,151)	$(341)	$(357)	$13,317
Net income		748			748
Share-based compensation	57				57
Other comprehensive income			144		144
Common stock repurchases				(563)	(563)
Common stock dividends ($0.28 per share)		(130)			(130)
Balance at September 30, 2017	$21,223	$(6,533)	$(197)	$(920)	$13,573
Balance at January 1, 2018, before cumulative effect of adjustments	$21,245	$(6,406)	$(235)	$(1,110)	$13,494
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2014-09		(126)			(126)
Adoption of Accounting Standards Update 2016-01		(20)	27		7
Adoption of Accounting Standards Update 2018-02		42	(42)		—
Balance at January 1, 2018, after cumulative effect of adjustments	21,245	(6,510)	(250)	(1,110)	13,375
Net income		973			973
Share-based compensation	77				77
Other comprehensive loss			(531)		(531)
Common stock repurchases				(630)	(630)
Common stock dividends ($0.41 per share)		(179)			(179)
Balance at September 30, 2018	$21,322	$(5,716)	$(781)	$(1,740)	$13,085

(a)	Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2018	2017
Operating activities
Net income	$973	$748
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,280	1,434
Provision for loan losses	652	854
Gain on mortgage and automotive loans, net	(19)	(65)
Other gain on investments, net	(37)	(73)
Originations and purchases of loans held-for-sale	(889)	(252)
Proceeds from sales and repayments of loans held-for-sale	830	236
Net change in
Deferred income taxes	272	289
Interest payable	338	202
Other assets	(136)	(57)
Other liabilities	(9)	(19)
Other, net	89	76
Net cash provided by operating activities	3,344	3,373
Investing activities
Purchases of equity securities	(652)	(612)
Proceeds from sales of equity securities	715	728
Purchases of available-for-sale securities	(5,669)	(8,410)
Proceeds from sales of available-for-sale securities	637	2,198
Proceeds from repayments of available-for-sale securities	2,509	2,002
Purchases of held-to-maturity securities	(436)	(709)
Proceeds from repayments of held-to-maturity securities	107	32
Purchases of finance receivables and loans held-for-investment	(4,778)	(3,125)
Proceeds from sales of finance receivables and loans initially held-for-investment	53	1,323
Originations and repayments of finance receivables and loans held-for-investment and other, net	(558)	1,021
Purchases of operating lease assets	(2,991)	(2,844)
Disposals of operating lease assets	2,461	4,409
Net change in nonmarketable equity investments	(3)	(20)
Other, net	(241)	(155)
Net cash used in investing activities	(8,846)	(4,162)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2018	2017
Financing activities
Net change in short-term borrowings	(4,074)	(2,500)
Net increase in deposits	8,063	11,050
Proceeds from issuance of long-term debt	14,756	13,302
Repayments of long-term debt	(12,994)	(22,376)
Repurchase of common stock	(630)	(563)
Dividends paid	(179)	(130)
Net cash provided by (used in) financing activities	4,942	(1,217)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	(2)	3
Net decrease in cash and cash equivalents and restricted cash	(562)	(2,003)
Cash and cash equivalents and restricted cash at beginning of year	5,269	7,881
Cash and cash equivalents and restricted cash at September 30,	$4,707	$5,878
Supplemental disclosures
Cash paid for
Interest	$2,242	$1,910
Income taxes	21	32
Noncash items
Held-to-maturity securities received in consideration for loans sold	26	56
Finance receivables and loans transferred to loans held-for-sale	815	1,326
Other disclosures
Proceeds from repayments of mortgage loans held-for-investment originally designated as held-for-sale	18	29
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

September 30, ($ in millions)	2018	2017
Cash and cash equivalents as disclosed on the Condensed Consolidated Balance Sheet	$3,772	$4,424
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	935	1,454
Total cash and cash equivalents and restricted cash as disclosed in the Condensed Consolidated Statement of Cash Flows	$4,707	$5,878

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 10 for additional details describing the nature of restricted cash balances.
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
The Condensed Consolidated Financial Statements at September 30, 2018, and for the three months and nine months ended September 30, 2018, and 2017, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed on February 21, 2018, with the U.S. Securities and Exchange Commission (SEC).
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
Our portfolio includes debt securities classified as available-for-sale and held-to-maturity. Our available-for-sale debt securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive (loss) income and are subject to impairment. Our held-to-maturity debt securities are carried at amortized cost and are subject to impairment.
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
Once a decline in fair value of a debt security is determined to be other-than-temporary, an impairment charge for the credit component is recorded to other gain (loss) on investments, net, in our Condensed Consolidated Statement of Comprehensive Income, and a new cost basis in the investment is established. The noncredit loss component of a debt security continues to be recorded in other comprehensive (loss) income when we do not intend to sell the security and it is not more likely than not that we will have to sell the security prior to the security’s anticipated recovery. Both the credit and noncredit loss components are recorded in earnings when we intend to sell the security or it is more likely than not that we will have to sell the security prior to the security’s anticipated recovery. Subsequent increases and decreases to the fair value of available-for-sale debt securities are included in other comprehensive (loss) income, so long as they are not attributable to another other-than-temporary impairment.
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
Our equity securities recognized using other measurement principles include investments in Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock held to meet regulatory requirements, equity investments related to low income housing tax credits and the Community Reinvestment Act (CRA), which do not have a readily determinable fair value, and other equity investments that do not have a readily determinable fair value. Our low income housing tax credit investments are accounted for using the proportional amortization method of accounting for qualified affordable housing investments. Our obligations related to unfunded commitments for our low income housing tax credit investments are included in other liabilities. The majority of our CRA investments are accounted for using the equity method of accounting. Our investments in low income housing tax credits and CRA investments are included in other assets on our Condensed Consolidated Balance Sheet. Our investments in FHLB and FRB stock are carried at cost, less impairment. Our remaining investments in equity securities are recorded at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under GAAP. These investments, along with our investments in FHLB and FRB stock, are included in nonmarketable equity investments in other assets on our Condensed Consolidated Balance Sheet. As conditions warrant, we review these investments for impairment and adjust the carrying value of the investment if it is deemed to be impaired. Investments recorded under the measurement alternative are also reviewed at each reporting period to determine if any adjustments are required for observable price changes in identical or similar securities of the same issuer.
Realized gains and losses on the sale of securities are determined using the specific identification method and are reported in other gain (loss) on investments, net in our Condensed Consolidated Statement of Comprehensive Income.
Derivative Instruments and Hedging Activities
We use derivative instruments primarily for risk-management purposes. We do not use derivative instruments for speculative purposes. Certain of our derivative instruments are designated as accounting hedges in qualifying relationships, whereas other derivative instruments have not been designated as accounting hedges. In accordance with applicable accounting standards, all derivative instruments, whether designated for hedge accounting or not, are required to be recorded on the balance sheet as assets or liabilities and measured at fair value. We have elected to report the fair value of derivative assets and liabilities on a gross basis—including the fair value for the right to reclaim cash collateral or the obligation to return cash collateral—arising from instruments executed with the same counterparty under a master netting arrangement where we do not have the intent to offset. For additional information on derivative instruments and hedging activities, refer to Note 17.
At the inception of a hedge accounting relationship, we designate each qualifying hedge relationship as a hedge of the fair value of a specifically identified asset or liability (fair value hedge); as a hedge of the variability of cash flows to be received or paid, or forecasted to be received or paid, related to a recognized asset or liability (cash flow hedge); or as a hedge of the foreign-currency exposure of a net investment in a foreign operation (net investment hedge). We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objectives for undertaking various hedge transactions. Both at hedge inception and on an ongoing basis, we formally assess whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in the fair values or cash flows of hedged items.
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
Changes in the fair value of derivative financial instruments held for risk-management purposes that are not designated as accounting hedges under GAAP are reported in current period earnings.

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
Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)
As of January 1, 2018, we elected to early-adopt ASU 2017-12. The amendments in this update enhance the financial reporting of hedging relationships to better align hedge accounting with an entity’s risk-management activities. This update also makes certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP and better portrays economic results through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. We adopted the amendments to all cash flow and net investment hedge relationships that existed on the date of adoption using a modified retrospective approach. No cumulative effect adjustment to our opening retained earnings was required as a result of the adoption. The presentation and disclosure requirements included in this update were adopted prospectively. Refer to Note 17 for further details.
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
Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)
In August 2018, the FASB issued ASU 2018-13. The amendments in this update modify, remove, and add certain disclosure requirements for fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The ASU is effective on January 1, 2020, and early adoption is permitted. The amendments include (i) the removal of certain disclosure requirements related to transfers between fair value input levels and the valuation process for Level 3 fair value measurements, (ii) modification of the disclosures on measurement uncertainty and certain disclosures related to investments in entities that calculate net asset value, and (iii) additional disclosure requirements related to changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The modification of the narrative disclosure on measurement uncertainty, the disclosure of changes in unrealized gains and losses, and disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We elected to early-adopt the amendments that allow for removal and modification of certain disclosure requirements as of September 30, 2018. Refer to Note 19 for further details. We plan to adopt the amendments that require additional fair value measurement disclosures on January 1, 2020, and are currently evaluating the impact these amendments will have to our financial statements.
Recently Issued Accounting Standards
Leases (ASU 2016-02)
In February 2016, the FASB issued ASU 2016-02. The amendments in this update primarily replace the existing accounting requirements for operating leases for lessees. Lessee accounting requirements for finance leases and lessor accounting requirements for operating leases and sales type and direct financing leases (sales-type and direct financing leases were both previously referred to as capital leases) are largely unchanged. The amendments require the lessee of an operating lease to record a balance sheet gross-up upon lease commencement by recognizing a right-of-use asset and lease liability equal to the present value of the lease payments. The right-of-use asset and lease liability should be derecognized in a manner that effectively yields a straight line lease expense over the lease term. In addition to the changes to the lessee operating lease accounting requirements, the amendments also change the types of costs that can be capitalized related to a lease agreement for both lessees and lessors. The amendments also require additional disclosures for all lease types for both lessees and lessors. The FASB has subsequently issued additional ASUs intended to clarify guidance, provide implementation support, and provide an additional transition election. The amendments are effective on January 1, 2019, with early adoption permitted. The amendments must be applied on a modified retrospective basis, and we anticipate selecting the transition option that will allow us to record a cumulative adjustment as of the adoption date. We are completing our review of lease contracts and ensuring our control environment and reporting processes reflect the requirements of the amendments. Upon adoption, our balance sheet will include a right-of-use asset and lease liability for our operating leases where we are the lessee, which primarily include our facilities leases. In addition, we will no longer capitalize certain initial direct costs in connection with lease originations where we are the lessor. We anticipate electing certain practical expedients permitted within the ASU that would allow us to not reassess (i) current lease classifications, (ii) whether existing contracts meet the definition of a lease under the amendments to the lease guidance, and (iii) whether current initial direct costs meet the new criteria for capitalization, for all existing leases as of the adoption date. We do not anticipate the adoption of these amendments will have a material impact to our financial statements. We plan to adopt these amendments on January 1, 2019, and expect to use the modified retrospective approach as currently required.
Financial Instruments — Credit Losses (ASU 2016-13)
In June 2016, the FASB issued ASU 2016-13. The amendments in this update introduce a new accounting model to measure credit losses for financial assets measured at amortized cost. Credit losses for financial assets measured at amortized cost should be determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. In effect, the financial asset or group of financial assets should be presented at the net amount expected to be collected. Credit losses will no longer be recorded under the current incurred loss model for financial assets measured at amortized cost. The amendments also modify the accounting for available-for-sale debt securities whereby credit losses will be recorded through an allowance for credit losses rather than a write-down to the security’s cost basis, which allows for reversals of credit losses when estimated credit losses decline. Credit losses for available-for-sale debt securities should be measured in a manner similar to current GAAP. The amendments are effective on January 1, 2020, with early adoption permitted as of January 1, 2019. The amendments must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption. The new accounting model for credit losses represents a significant departure from existing GAAP, and will likely materially increase the allowance for credit losses with a resulting negative adjustment to retained earnings. The amount of the change in the allowance for credit losses will also be impacted by the composition of our portfolio at the adoption date, as well as economic conditions and forecasts at that time. Management created a cross-functional working group to govern the implementation of these amendments, including consideration of model development, data integrity, technology, reporting and disclosure requirements, key accounting interpretations, control environment, and corporate governance. We are in the process of designing and building

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

the models and procedures that will be used to calculate the credit loss reserves in accordance with these amendments. We plan to adopt these amendments on January 1, 2020, and expect to use the modified retrospective approach as required.
Receivables — Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08)
In March 2017, the FASB issued ASU 2017-08. The amendments in this update require premiums on purchased callable debt securities to be amortized to the security’s earliest call date. Prior to this ASU, premiums and discounts on purchased callable debt securities were generally required to be amortized to the security’s maturity date. The amendments do not require an accounting change for securities held at a discount. The amendments are effective on January 1, 2019, with early adoption permitted. The amendments must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption. While our assessment is not final, we do not expect the amendments to have a material impact to our financial statements and are currently in the process of ensuring our control environment and reporting processes reflect the requirements of the amendments. We plan to adopt these amendments on January 1, 2019, and expect to use the modified retrospective approach as required.
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

	Three months ended September 30, 2018		Nine months ended September 30, 2018
($ in millions)	As reported	Effect of adoption	As reported	Effect of adoption
Other revenue
Insurance premiums and service revenue earned	$258	$(8)	$753	$(23)
Total other revenue	398	(8)	1,116	(23)
Total net revenue	1,505	(8)	4,366	(23)
Noninterest expense
Compensation and benefits expense	274	—	872	(2)
Other operating expenses	456	(4)	1,347	(9)
Total noninterest expense	807	(4)	2,460	(11)
Income from continuing operations before income tax expense	465	(4)	1,254	(12)
Income tax expense from continuing operations	91	(1)	280	(3)
Net income from continuing operations	374	(3)	974	(9)
Net income	374	(3)	973	(9)
Comprehensive income	$241	$(3)	$442	$(9)

September 30, 2018 ($ in millions)	As reported	Effect of adoption
Assets
Premiums receivable and other insurance assets	$2,291	$133
Other assets	5,796	44
Total assets	$173,101	$177
Liabilities
Unearned insurance premiums and service revenue	$3,020	$312
Total liabilities	160,016	312
Equity
Accumulated deficit	(5,716)	(135)
Total equity	13,085	(135)
Total liabilities and equity	$173,101	$177
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

•
Noninsurance contracts — We sell VSCs that offer owners mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle limited warranty. We sell GAP contracts that protect the customer against having to pay certain amounts to a lender above the fair market value of their vehicle if the vehicle is damaged and declared a total loss or stolen. We also sell VMCs that provide coverage for certain agreed-upon services, such as oil changes and tire rotations, over the coverage period. We receive payment in full at the inception of each of these contracts. Our performance obligation for these contracts is satisfied over the term of the contract and we recognize revenue over the contract term on a basis proportionate to the anticipated cost emergence, as we believe this is the most appropriate method to measure progress towards satisfaction of the performance obligation. Upon adoption of the amendments to the revenue recognition principles, unearned revenue of $289 million was recognized as a component of unearned insurance premiums and service revenue on our Condensed Consolidated Balance Sheet associated with outstanding contracts at January 1, 2018, and $24 million and $68 million of this balance were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months and nine months ended September 30, 2018, respectively. At September 30, 2018, we had unearned revenue of

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

$2.6 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $190 million during the remainder of 2018, $696 million in 2019, $610 million in 2020, $479 million in 2021, and $633 million thereafter. The incremental costs to obtain these contracts are initially deferred and recorded as a component of premiums receivable and other insurance assets on our Condensed Consolidated Balance Sheet. These deferred costs are amortized as an expense over the term of the related contract commensurate with how the related revenue is recognized, and are included in compensation and benefits and other operating expenses in our Condensed Consolidated Statement of Comprehensive Income. We had deferred insurance assets of $1.5 billion at September 30, 2018, and recognized $108 million and $317 million of expense during the three months and nine months ended September 30, 2018, respectively.

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

•
Brokerage commissions and other revenues through Ally Invest — We charge fees to customers related to their use of certain services on our Ally Invest digital wealth management and online brokerage platform. These fees include commissions on customer-directed trades, account service fees, account management fees on professional portfolio management services, and other ancillary fees. Commissions on customer-directed trades and account service fees are based on published fee schedules and are generated from a customer option to purchase the services offered under the contract. These options do not represent a material right and are only considered a contract when the customer executes their option to purchase these services. Based on this, the term of the contract does not extend beyond services provided, and as such revenue is recognized upon the completion of our performance obligation, which we view as the successful execution of the trade or service. Revenue on professional portfolio management services is calculated monthly based upon a fixed percentage of the client’s assets under management. Due to the fact that this revenue stream is composed of variable consideration that is based on factors outside of our control, we have deemed this revenue as constrained and we are unable to estimate the initial transaction price at the inception of the contract. We have elected to use the practical expedient under GAAP to recognize revenue monthly based on the amount we are able to invoice the customer. We also earn revenue from a fee-sharing agreement with our clearing broker related to the interest income the clearing broker earns on customer cash balances and margin loans made to our customers. Ally concluded the initial transaction price is exclusively variable consideration and, based on the nature of our performance obligation to allow the clearing broker to collect interest income from cash deposits and customer loans from our customers, we are unable to determine the amount of revenue to be recognized until the total customer cash balance or the total interest income recognized on margin loans has been determined, which occurs monthly. These revenue streams are recorded as other income in our Condensed Consolidated Statement of Comprehensive Income.

•
Brokered/agent commissions through Insurance operations — We have agreements with third parties to offer various vehicle protection products to consumers. We also have agreements with third-party insurers to offer various insurance coverages to dealers. Our performance obligation for these arrangements is satisfied when a customer or dealer has purchased a vehicle protection product or an insurance policy through the third-party provider. In determining the initial transaction price for these agreements, we noted that revenue on brokered/agent commissions is based on the volume of vehicle protection product contracts sold or a percentage of insurance premium written, which is not known to Ally at the inception of the agreements with these third-party providers. As such, we believe the initial transaction price is exclusively variable consideration and, based on the nature of the performance obligation, we are unable to determine the amount of revenue we will record until the customer purchases a vehicle protection product or a dealer purchases an insurance policy from the third-party provider. Once we are notified of vehicle protection product sales or insurance policies issued by the third-party providers, we record the commission earned as insurance premiums and service revenues earned in our Condensed Consolidated Statement of Comprehensive Income.

•
Deposit account and other banking fees — We charge depositors various account service fees including those for outgoing wires, excessive transactions, overdrafts, stop payments, and returned deposits. These fees are generated from a customer option to purchase services offered under the contract. These options do not represent a material right and are only considered a contract in accordance with the amendments to the revenue recognition principles when the customer exercises their option to purchase these account services. Based on this, the term for our contracts with customers is considered day-to-day, and the contract does not extend beyond the services already provided. Revenue derived from deposit account fees is recorded at the point in time we perform the requested service, and is recorded as other income in our Condensed Consolidated Statement of Comprehensive Income. As a debit card issuer, we also generate interchange fee income from merchants during debit card transactions and incur certain corresponding charges from merchant card networks. Our performance obligation is satisfied when we have initiated the payment of funds from a

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

customer’s account to a merchant through our contractual agreements with the merchant card networks. Interchange fees are reported on a net basis as other income in our Condensed Consolidated Statement of Comprehensive Income. Gross interchange fee income was $3 million and $9 million, and interchange expense was $2 million and $7 million, for the three months and nine months ended September 30, 2018, respectively.

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

Three months ended September 30, 2018 ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
Revenue from contracts with customers
Noninsurance contracts	$—	$129	$—	$—	$—	$129
Remarketing fee income	19	—	—	—	—	19
Brokerage commissions and other revenue	—	—	—	—	15	15
Brokered/agent commissions	—	3	—	—	—	3
Deposit account and other banking fees	—	—	—	—	3	3
Other	4	—	—	—	—	4
Total revenue from contracts with customers	23	132	—	—	18	173
All other revenue	57	150	2	14	2	225
Total other revenue (a)	$80	$282	$2	$14	$20	$398

(a)	Represents a component of total net revenue. Refer to Note 21 for further information on our reportable operating segments.

Nine months ended September 30, 2018 ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
Revenue from contracts with customers
Noninsurance contracts	$—	$377	$—	$—	$—	$377
Remarketing fee income	63	—	—	—	—	63
Brokerage commissions and other revenue	—	—	—	—	46	46
Brokered/agent commissions	—	11	—	—	—	11
Deposit account and other banking fees	—	—	—	—	9	9
Other	10	1	—	—	—	11
Total revenue from contracts with customers	73	389	—	—	55	517
All other revenue	136	405	5	36	17	599
Total other revenue (a)	$209	$794	$5	$36	$72	$1,116

(a)	Represents a component of total net revenue. Refer to Note 21 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $27 million and $61 million for the three months and nine months ended September 30, 2018, respectively, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

3.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Late charges and other administrative fees	$29	$25	$83	$77
Remarketing fees	19	26	63	82
Servicing fees	5	11	21	41
Income from equity-method investments	5	7	18	12
Other, net	43	22	122	95
Total other income, net of losses	$101	$91	$307	$307
4.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2018	2017
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$140	$149
Less: Reinsurance recoverable	108	108
Net reserves for insurance losses and loss adjustment expenses at January 1,	32	41
Net insurance losses and loss adjustment expenses incurred related to:
Current year	235	276
Prior years (a)	6	2
Total net insurance losses and loss adjustment expenses incurred	241	278
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(205)	(248)
Prior years	(27)	(31)
Total net insurance losses and loss adjustment expenses paid or payable	(232)	(279)
Foreign exchange and other	—	1
Net reserves for insurance losses and loss adjustment expenses at September 30,	41	41
Plus: Reinsurance recoverable	98	132
Total gross reserves for insurance losses and loss adjustment expenses at September 30,	$139	$173

(a)	There have been no material adverse changes to the reserve for prior years.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

5.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Insurance commissions	$113	$106	$332	$309
Technology and communications	75	72	220	212
Lease and loan administration	42	41	124	116
Advertising and marketing	38	33	106	96
Professional services	33	28	100	81
Regulatory and licensing fees	33	27	98	82
Vehicle remarketing and repossession	27	29	85	82
Premises and equipment depreciation	22	22	64	67
Occupancy	11	11	33	34
Non-income taxes	10	6	24	22
Amortization of intangible assets	2	2	8	8
Other	50	47	153	140
Total other operating expenses	$456	$424	$1,347	$1,249

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

6.    Investment Securities
Our investment portfolio includes various debt and equity securities. Our debt securities, which are classified as available-for-sale and held-to-maturity, include government securities, corporate bonds, asset-backed securities, and mortgage-backed securities. The cost, fair value, and gross unrealized gains and losses on available-for-sale and held-to-maturity debt securities were as follows.

	September 30, 2018				December 31, 2017
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,007	$—	$(103)	$1,904	$1,831	$—	$(54)	$1,777
U.S. States and political subdivisions	887	4	(26)	865	850	11	(7)	854
Foreign government	158	—	(3)	155	153	2	(1)	154
Agency mortgage-backed residential	16,641	2	(629)	16,014	14,412	35	(156)	14,291
Mortgage-backed residential	2,670	1	(110)	2,561	2,517	11	(34)	2,494
Mortgage-backed commercial	632	1	(2)	631	541	1	(1)	541
Asset-backed	735	1	(3)	733	933	4	(1)	936
Corporate debt	1,302	—	(43)	1,259	1,262	5	(11)	1,256
Total available-for-sale securities (a) (b) (c)	$25,032	$9	$(919)	$24,122	$22,499	$69	$(265)	$22,303
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential (d)	$2,197	$—	$(107)	$2,090	$1,863	$3	$(37)	$1,829
Asset-backed retained notes	49	—	—	49	36	—	—	36
Total held-to-maturity securities	$2,246	$—	$(107)	$2,139	$1,899	$3	$(37)	$1,865

(a)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million at both September 30, 2018, and December 31, 2017.

(b)	Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 17 for additional information.

(c)
Available-for-sale securities with a fair value of $5.5 billion and $7.8 billion at September 30, 2018, and December 31, 2017, respectively, were pledged to secure advances from the FHLB, short-term borrowings or repurchase agreements, or for other purposes as required by contractual obligation or law. Under these agreements, we have granted the counterparty the right to sell or pledge $1.4 billion and $1.0 billion of the underlying investment securities at September 30, 2018, and December 31, 2017, respectively.

(d)	Held-to-maturity securities with a fair value of $992 million and $664 million at September 30, 2018, and December 31, 2017, respectively, were pledged to secure advances from the FHLB.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of debt securities outstanding is summarized in the following tables. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2018
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$1,904	1.9%	$7	1.7%	$932	1.9%	$965	1.9%	$—	—%
U.S. States and political subdivisions	865	3.1	44	2.5	57	2.4	257	2.6	507	3.5
Foreign government	155	2.5	18	3.4	61	2.3	73	2.4	3	2.9
Agency mortgage-backed residential	16,014	3.2	—	—	—	—	56	1.9	15,958	3.2
Mortgage-backed residential	2,561	3.2	—	—	—	—	—	—	2,561	3.2
Mortgage-backed commercial	631	3.6	—	—	3	3.0	46	3.6	582	3.6
Asset-backed	733	3.3	—	—	533	3.3	99	3.7	101	3.0
Corporate debt	1,259	3.1	134	2.9	515	2.8	582	3.3	28	5.1
Total available-for-sale securities	$24,122	3.1	$203	2.8	$2,101	2.5	$2,078	2.5	$19,740	3.3
Amortized cost of available-for-sale securities	$25,032		$203		$2,154		$2,181		$20,494
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$2,197	3.2%	$—	—%	$—	—%	$—	—%	$2,197	3.2%
Asset-backed retained notes	49	2.0	—	—	48	2.0	1	3.3	—	—
Total held-to-maturity securities	$2,246	3.1	$—	—	$48	2.0	$1	3.3	$2,197	3.2
December 31, 2017
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$1,777	1.7%	$—	—%	$487	1.7%	$1,290	1.8%	$—	—%
U.S. States and political subdivisions	854	2.9	76	1.8	36	2.3	203	2.5	539	3.3
Foreign government	154	2.5	—	—	80	2.5	74	2.4	—	—
Agency mortgage-backed residential	14,291	3.1	—	—	—	—	3	2.9	14,288	3.1
Mortgage-backed residential	2,494	3.1	—	—	—	—	—	—	2,494	3.1
Mortgage-backed commercial	541	3.2	—	—	30	3.1	31	3.1	480	3.2
Asset-backed	936	3.1	—	—	698	3.1	106	3.1	132	2.8
Corporate debt	1,256	2.9	140	2.6	513	2.6	564	3.2	39	4.7
Total available-for-sale securities	$22,303	3.0	$216	2.3	$1,844	2.5	$2,271	2.3	$17,972	3.1
Amortized cost of available-for-sale securities	$22,499		$217		$1,852		$2,314		$18,116
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,863	3.1%	$—	—%	$—	—%	$—	—%	$1,863	3.1%
Asset-backed retained notes	36	1.7	—	—	35	1.7	1	3.0	—	—
Total held-to-maturity securities	$1,899	3.1	$—	—	$35	1.7	$1	3.0	$1,863	3.1

(a)
Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The balances of cash equivalents were $54 million and $10 million at September 30, 2018, and December 31, 2017, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents interest and dividends on investment securities.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Taxable interest	$172	$141	$490	$390
Taxable dividends	4	3	10	8
Interest and dividends exempt from U.S. federal income tax	6	6	18	17
Interest and dividends on investment securities	$182	$150	$518	$415
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period. There were no other-than-temporary impairments of available-for-sale securities for either period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Available-for-sale securities
Gross realized gains	$1	$24	$8	$75
Gross realized losses (a)	—	(1)	—	(2)
Net realized gains on available-for-sale securities	1	23	8	73
Net realized gain on equity securities	15		55
Net unrealized gain (loss) on equity securities (b)	6		(26)
Other gain on investments, net	$22	$23	$37	$73

(a)
Certain available-for-sale securities were sold at a loss in 2018 and 2017 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security). Any such sales were made in accordance with our risk-management policies and practices.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The table below summarizes available-for-sale and held-to-maturity securities in an unrealized loss position, which we evaluated for other than temporary impairment applying the methodology described in Note 1. As of September 30, 2018, we did not have the intent to sell the available-for-sale or held-to-maturity securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result of this evaluation, we believe that the securities with an unrealized loss position are not considered to be other-than-temporarily impaired at September 30, 2018.

	September 30, 2018				December 31, 2017
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$268	$(5)	$1,635	$(98)	$471	$(8)	$1,305	$(46)
U.S. States and political subdivisions	504	(12)	211	(14)	242	(2)	183	(5)
Foreign government	73	(2)	30	(1)	80	(1)	4	—
Agency mortgage-backed residential	9,600	(258)	5,991	(371)	4,066	(19)	5,671	(137)
Mortgage-backed residential	1,701	(49)	711	(61)	857	(2)	773	(32)
Mortgage-backed commercial	60	(1)	20	(1)	76	(1)	21	—
Asset-backed	410	(2)	76	(1)	220	(1)	91	—
Corporate debt	897	(23)	312	(20)	529	(4)	194	(7)
Total temporarily impaired available-for-sale securities	$13,513	$(352)	$8,986	$(567)	$6,541	$(38)	$8,242	$(227)
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$940	$(25)	$1,116	$(82)	$773	$(5)	$687	$(32)
Asset-backed retained notes	22	—	17	—	35	—	—	—
Total held-to-maturity debt securities	$962	$(25)	$1,133	$(82)	$808	$(5)	$687	$(32)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

7.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at gross carrying value was as follows.

($ in millions)	September 30, 2018	December 31, 2017
Consumer automotive (a)	$69,995	$68,071
Consumer mortgage
Mortgage Finance (b)	14,840	11,657
Mortgage — Legacy (c)	1,666	2,093
Total consumer mortgage	16,506	13,750
Total consumer	86,501	81,821
Commercial
Commercial and industrial
Automotive	31,424	33,025
Other	4,132	3,887
Commercial real estate	4,548	4,160
Total commercial	40,104	41,072
Total finance receivables and loans (d)	$126,605	$122,893

(a)	Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 17 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $16 million and $20 million at September 30, 2018, and December 31, 2017, respectively, 38% of which are expected to start principal amortization in 2019, and 45% in 2020. The remainder of these loans has exited the interest-only period.

(c)
Includes loans originated as interest-only mortgage loans of $381 million and $496 million at September 30, 2018, and December 31, 2017, respectively, of which 99% have exited the interest-only period.

(d)	Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $606 million and $551 million at September 30, 2018, and December 31, 2017, respectively.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended September 30, 2018 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at July 1, 2018	$1,053	$66	$138	$1,257
Charge-offs (a)	(343)	(7)	(3)	(353)
Recoveries	110	8	—	118
Net charge-offs	(233)	1	(3)	(235)
Provision for loan losses	229	(4)	8	233
Other (b)	(6)	1	(2)	(7)
Allowance at September 30, 2018	$1,043	$64	$141	$1,248

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2018 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2018	$1,066	$79	$131	$1,276
Charge-offs (a)	(1,004)	(27)	(5)	(1,036)
Recoveries	336	20	6	362
Net charge-offs	(668)	(7)	1	(674)
Provision for loan losses	650	(7)	9	652
Other (b)	(5)	(1)	—	(6)
Allowance at September 30, 2018	$1,043	$64	$141	$1,248
Allowance for loan losses at September 30, 2018
Individually evaluated for impairment	$43	$24	$35	$102
Collectively evaluated for impairment	1,000	40	106	1,146
Finance receivables and loans at gross carrying value
Ending balance	$69,995	$16,506	$40,104	$126,605
Individually evaluated for impairment	483	231	184	898
Collectively evaluated for impairment	69,512	16,275	39,920	125,707

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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Consumer automotive	$578	$28	$578	$1,326
Consumer mortgage	—	3	5	9
Commercial	238	—	238	—
Total sales and transfers	$816	$31	$821	$1,335

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about significant purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Consumer automotive	$251	$83	$652	$762
Consumer mortgage	1,743	1,183	3,890	2,319
Commercial	14	—	14	—
Total purchases of finance receivables and loans	$2,008	$1,266	$4,556	$3,081
The following table presents an analysis of our past due finance receivables and loans recorded at gross carrying value.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
September 30, 2018
Consumer automotive	$1,831	$442	$262	$2,535	$67,460	$69,995
Consumer mortgage
Mortgage Finance	56	6	10	72	14,768	14,840
Mortgage — Legacy	36	14	51	101	1,565	1,666
Total consumer mortgage	92	20	61	173	16,333	16,506
Total consumer	1,923	462	323	2,708	83,793	86,501
Commercial
Commercial and industrial
Automotive	—	—	15	15	31,409	31,424
Other	4	—	15	19	4,113	4,132
Commercial real estate	—	—	—	—	4,548	4,548
Total commercial	4	—	30	34	40,070	40,104
Total consumer and commercial	$1,927	$462	$353	$2,742	$123,863	$126,605
December 31, 2017
Consumer automotive	$1,994	$478	$268	$2,740	$65,331	$68,071
Consumer mortgage
Mortgage Finance	60	11	18	89	11,568	11,657
Mortgage — Legacy	43	25	62	130	1,963	2,093
Total consumer mortgage	103	36	80	219	13,531	13,750
Total consumer	2,097	514	348	2,959	78,862	81,821
Commercial
Commercial and industrial
Automotive	5	—	3	8	33,017	33,025
Other	—	—	—	—	3,887	3,887
Commercial real estate	—	—	—	—	4,160	4,160
Total commercial	5	—	3	8	41,064	41,072
Total consumer and commercial	$2,102	$514	$351	$2,967	$119,926	$122,893

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the gross carrying value of our finance receivables and loans on nonaccrual status.

($ in millions)	September 30, 2018	December 31, 2017
Consumer automotive	$620	$603
Consumer mortgage
Mortgage Finance	18	25
Mortgage — Legacy	81	92
Total consumer mortgage	99	117
Total consumer	719	720
Commercial
Commercial and industrial
Automotive	78	27
Other	99	44
Commercial real estate	7	1
Total commercial	184	72
Total consumer and commercial finance receivables and loans	$903	$792
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
The following table presents performing and nonperforming credit quality indicators in accordance with our internal accounting policies for our consumer finance receivables and loans recorded at gross carrying value. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for at least 90 days or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for additional information.

	September 30, 2018			December 31, 2017
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$69,375	$620	$69,995	$67,468	$603	$68,071
Consumer mortgage
Mortgage Finance	14,822	18	14,840	11,632	25	11,657
Mortgage — Legacy	1,585	81	1,666	2,001	92	2,093
Total consumer mortgage	16,407	99	16,506	13,633	117	13,750
Total consumer	$85,782	$719	$86,501	$81,101	$720	$81,821
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at gross carrying value.

	September 30, 2018			December 31, 2017
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial and industrial
Automotive	$28,789	$2,635	$31,424	$30,982	$2,043	$33,025
Other	3,328	804	4,132	2,986	901	3,887
Commercial real estate	4,333	215	4,548	4,023	137	4,160
Total commercial	$36,450	$3,654	$40,104	$37,991	$3,081	$41,072

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
The following table presents information about our impaired finance receivables and loans.

($ in millions)	Unpaid principal balance (a)	Gross carrying value	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
September 30, 2018
Consumer automotive	$492	$483	$108	$375	$43
Consumer mortgage
Mortgage Finance	14	14	5	9	1
Mortgage — Legacy	222	217	63	154	23
Total consumer mortgage	236	231	68	163	24
Total consumer	728	714	176	538	67
Commercial
Commercial and industrial
Automotive	78	78	8	70	10
Other	112	99	40	59	25
Commercial real estate	7	7	5	2	—
Total commercial	197	184	53	131	35
Total consumer and commercial finance receivables and loans	$925	$898	$229	$669	$102
December 31, 2017
Consumer automotive	$438	$430	$91	$339	$36
Consumer mortgage
Mortgage Finance	8	8	4	4	—
Mortgage — Legacy	228	223	58	165	27
Total consumer mortgage	236	231	62	169	27
Total consumer	674	661	153	508	63
Commercial
Commercial and industrial
Automotive	27	27	9	18	3
Other	54	44	10	34	11
Commercial real estate	1	1	—	1	—
Total commercial	82	72	19	53	14
Total consumer and commercial finance receivables and loans	$756	$733	$172	$561	$77

(a)	Adjusted for charge-offs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present average balance and interest income for our impaired finance receivables and loans.

	2018		2017
Three months ended September 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$485	$7	$389	$5
Consumer mortgage
Mortgage Finance	12	1	8	—
Mortgage — Legacy	217	2	231	2
Total consumer mortgage	229	3	239	2
Total consumer	714	10	628	7
Commercial
Commercial and industrial
Automotive	83	—	77	1
Other	101	—	63	—
Commercial real estate	7	—	7	—
Total commercial	191	—	147	1
Total consumer and commercial finance receivables and loans	$905	$10	$775	$8

	2018		2017
Nine months ended September 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$477	$21	$368	$15
Consumer mortgage
Mortgage Finance	10	1	8	—
Mortgage — Legacy	219	7	236	7
Total consumer mortgage	229	8	244	7
Total consumer	706	29	612	22
Commercial
Commercial and industrial
Automotive	65	2	55	2
Other	76	—	73	8
Commercial real estate	5	—	6	—
Total commercial	146	2	134	10
Total consumer and commercial finance receivables and loans	$852	$31	$746	$32
Troubled Debt Restructurings
Troubled Debt Restructurings (TDRs) are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For automotive loans, we may offer several types of assistance to aid our customers, including extension of the loan maturity date and rewriting the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at gross carrying value were $790 million and $712 million at September 30, 2018, and December 31, 2017, respectively.
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $4 million and $6 million at September 30, 2018, and December 31, 2017, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present information related to finance receivables and loans recorded at gross carrying value modified in connection with a TDR during the period.

	2018			2017
Three months ended September 30, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	6,759	$67	$67	7,165	$80	$75
Consumer mortgage
Mortgage Finance	10	4	4	2	—	—
Mortgage — Legacy	65	8	6	37	4	4
Total consumer mortgage	75	12	10	39	4	4
Total consumer	6,834	79	77	7,204	84	79
Commercial
Commercial and industrial
Automotive	—	—	—	3	13	13
Commercial real estate	—	—	—	1	3	3
Total commercial	—	—	—	4	16	16
Total consumer and commercial finance receivables and loans	6,834	$79	$77	7,208	$100	$95

	2018			2017
Nine months ended September 30, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	19,699	$302	$270	19,374	$298	$262
Consumer mortgage
Mortgage Finance	18	7	7	3	—	—
Mortgage — Legacy	154	24	22	109	19	18
Total consumer mortgage	172	31	29	112	19	18
Total consumer	19,871	333	299	19,486	317	280
Commercial
Commercial and industrial
Automotive	3	4	4	3	13	13
Other	2	55	51	2	44	44
Commercial real estate	—	—	—	1	3	3
Total commercial	5	59	55	6	60	60
Total consumer and commercial finance receivables and loans	19,876	$392	$354	19,492	$377	$340

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

	2018			2017
Three months ended September 30, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	2,466	$27	$19	2,222	$25	$18
Consumer mortgage
Mortgage Finance	—	—	—	—	—	—
Mortgage — Legacy	—	—	—	1	—	—
Total consumer finance receivables and loans	2,466	$27	$19	2,223	$25	$18

	2018			2017
Nine months ended September 30, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	7,217	$84	$54	6,354	$74	$51
Consumer mortgage
Mortgage Finance	—	—	—	1	1	—
Mortgage — Legacy	1	—	—	1	—	—
Total consumer finance receivables and loans	7,218	$84	$54	6,356	$75	$51
8.    Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	September 30, 2018	December 31, 2017
Vehicles	$10,174	$10,556
Accumulated depreciation	(1,596)	(1,815)
Investment in operating leases, net	$8,578	$8,741
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Depreciation expense on operating lease assets (excluding remarketing gains)	$274	$323	$846	$1,062
Remarketing gains, net	(27)	(51)	(61)	(80)
Net depreciation expense on operating lease assets	$247	$272	$785	$982
9.    Securitizations and Variable Interest Entities
We securitize, transfer, and service consumer and commercial automotive loans, and operating leases. We often securitize these loans and notes secured by operating leases (collectively referred to as financial assets) through the use of special-purpose entities (SPEs). An SPE is a legal entity that is designed to fulfill a specified limited need of the sponsor. Our principal use of SPEs is to obtain liquidity by securitizing certain of our financial assets. SPEs may or may not be included on our Condensed Consolidated Balance Sheet.
The transaction-specific SPEs involved in our securitization transactions are often considered VIEs. VIEs are entities that have either a total equity investment at risk that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors at risk lack the ability to control the entity’s activities.
The nature, purpose, and activities of nonconsolidated securitization entities are similar to those of our consolidated securitization entities with the primary difference being the nature and extent of our continuing involvement. Additionally, to qualify for off-balance sheet

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

treatment, transfers of financial assets must meet appropriate sale accounting conditions. For nonconsolidated securitization entities, the transferred financial assets are removed from our balance sheet provided the conditions for sale accounting are met. The financial assets obtained from the securitization are primarily reported as cash, or retained interests (if applicable). Liabilities incurred as part of these securitization transactions, such as representation and warranty provisions, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction. We had a pretax gain on sales of financial assets into nonconsolidated VIEs of $1 million for both the three months and nine months ended September 30, 2018. We had no pretax gain or loss for the three months ended September 30, 2017, and a pretax gain of $2 million for the nine months ended September 30, 2017.
With respect to financial assets we sell, we generally retain the right to service and earn a servicing fee for our servicing function. We have concluded that the fee we are paid for servicing consumer automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability.
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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
September 30, 2018
On-balance sheet variable interest entities
Consumer automotive	$16,982	(b)	$7,113	(c)
Commercial automotive	9,961		4,394
Off-balance sheet variable interest entities
Consumer automotive (d) (e)	52	(f)	—		$1,462	$1,514	(g)
Commercial other	762	(h)	346	(i)	—	988	(j)
Total	$27,757		$11,853		$1,462	$2,502
December 31, 2017
On-balance sheet variable interest entities
Consumer automotive	$17,597	(b)	$7,677	(c)
Commercial automotive	12,550		2,558
Off-balance sheet variable interest entities
Consumer automotive	37	(f)	—		$1,964	$2,001	(g)
Commercial other	592	(h)	248	(i)	—	790	(j)
Total	$30,776		$10,483		$1,964	$2,791

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $8.5 billion of assets that were not encumbered by VIE beneficial interests held by third parties at both September 30, 2018, and December 31, 2017. Ally or consolidated affiliates hold the interests in these assets.

(c)	Includes $24 million and $29 million of liabilities that were not obligations to third-party beneficial interest holders at September 30, 2018, and December 31, 2017, respectively.

(d)
During the three months ended September 30, 2018, we indicated our intent to exercise clean-up call options related to two nonconsolidated securitization-related VIEs. The options enable us to repurchase the remaining transferred financial assets at our discretion once the asset pool declines to a predefined level and redeem the related outstanding debt. As a result of this event, we became the primary beneficiary of the VIEs, which included $223 million of consumer automotive loans and $219 million of related debt, and the VIEs were consolidated on our Condensed Consolidated Balance Sheet. The related amounts were removed from assets sold to nonconsolidated VIEs and maximum exposure to loss in nonconsolidated VIEs.

(e)
In September 2018, we sold residual interests related to an on-balance sheet VIE to an unrelated third party. As a result of this sale, we are no longer the primary beneficiary of the VIE, and as such have deconsolidated its assets and liabilities from our Condensed Consolidated Balance Sheet including $545 million and $497 million of consumer automotive loans and long-term debt, respectively. We received cash proceeds of $24 million related to this sale, and recognized a pretax gain on sale of $1 million. We will continue to service the assets previously transferred to the VIE.

(f)
Represents retained notes and certificated residual interests, of which $49 million and $36 million were classified as held-to-maturity securities at September 30, 2018, and December 31, 2017, respectively, and $3 million and $1 million was classified as other assets at September 30, 2018, and December 31, 2017, respectively. These assets represent our compliance with the risk retention rules under the Dodd-Frank Act, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations.

(g)
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

(h)	Amounts are classified as other assets.

(i)	Amounts are classified as accrued expenses and other liabilities.

(j)
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Cash Flows with Off-balance Sheet Securitization Entities
The following table summarizes cash flows received and paid related to securitization entities and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive assets (e.g., servicing) that were outstanding during the nine months ended September 30, 2018, and 2017. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Nine months ended September 30, ($ in millions)	Consumer automotive	Consumer mortgage
2018
Cash proceeds from transfers completed during the period	$24	$—
Cash disbursements for repurchases during the period	(3)	—
Servicing fees	14	—
Cash flows received on retained interests in securitization entities	13	—
Representation and warranty recoveries	—	2
2017
Cash proceeds from transfers completed during the period	$1,187	$—
Cash disbursements for repurchases during the period (a)	(491)	—
Servicing fees	25	—
Cash flows received on retained interests in securitization entities	16	—
Other cash flows	4	—

(a)	During the second quarter of 2017, we elected to not renew a retail automotive credit conduit facility and also purchased the related retail automotive loans and settled associated retained interests.
Delinquencies and Net Credit Losses
The following tables present quantitative information about delinquencies and net credit losses for off-balance sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Off-balance sheet securitization entities
Consumer automotive	$1,462	$1,964	$12	$16
Whole-loan sales (a)
Consumer automotive	787	1,399	3	4
Total	$2,249	$3,363	$15	$20

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

	Net credit losses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Off-balance sheet securitization entities
Consumer automotive	$2	$3	$7	$9
Whole-loan sales (a)
Consumer automotive	1	1	2	3
Total	$3	$4	$9	$12

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

10.    Other Assets
The components of other assets were as follows.

($ in millions)	September 30, 2018	December 31, 2017
Property and equipment at cost	$1,203	$1,064
Accumulated depreciation	(667)	(608)
Net property and equipment	536	456
Nonmarketable equity investments (a)	1,235	1,233
Restricted cash collections for securitization trusts (b)	695	812
Accrued interest and rent receivables	588	550
Net deferred tax assets	432	461
Goodwill (c)	240	240
Restricted cash and cash equivalents (d)	132	94
Other accounts receivable	119	116
Cash reserve deposits held for securitization trusts (e)	108	111
Fair value of derivative contracts in receivable position (f)	70	39
Cash collateral placed with counterparties	68	29
Other assets	1,573	1,522
Total other assets	$5,796	$5,663

(a)
Includes investments in FHLB stock of $732 million and $745 million at September 30, 2018, and December 31, 2017, respectively; FRB stock of $447 million and $445 million at September 30, 2018, and December 31, 2017, respectively; and equity securities without a readily determinable fair value of $56 million at September 30, 2018, measured at cost with adjustments for impairment and observable changes in price. During the nine months ended September 30, 2018, we recorded $1 million in impairment related to equity securities without a readily determinable fair value.

(b)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(c)
Includes goodwill of $27 million within our Insurance operations at both September 30, 2018, and December 31, 2017; $193 million within Corporate and Other at both September 30, 2018, and December 31, 2017; and $20 million within Automotive Finance operations at both September 30, 2018, and December 31, 2017. No changes to the carrying amount of goodwill were recorded during the nine months ended September 30, 2018.

(d)
Primarily represents a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, or letter of credit arrangements and corresponding collateral requirements.

(e)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

(f)	For additional information on derivative instruments and hedging activities, refer to Note 17.
11.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	September 30, 2018	December 31, 2017
Noninterest-bearing deposits	$180	$108
Interest-bearing deposits
Savings and money market checking accounts	52,896	49,267
Certificates of deposit	48,300	43,869
Dealer deposits	3	12
Total deposit liabilities	$101,379	$93,256
At September 30, 2018, and December 31, 2017, certificates of deposit included $20.4 billion and $18.9 billion, respectively, of those in denominations of $100 thousand or more. At September 30, 2018, and December 31, 2017, certificates of deposit included $5.5 billion and $5.3 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

12.    Debt
Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	September 30, 2018			December 31, 2017
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$2,575	$—	$2,575	$3,171	$—	$3,171
Federal Home Loan Bank	—	3,525	3,525	—	7,350	7,350
Financial instruments sold under agreements to repurchase	—	1,238	1,238	—	892	892
Total short-term borrowings	$2,575	$4,763	$7,338	$3,171	$8,242	$11,413

(a)	Refer to the section below titled Long-term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements, short-term borrowing agreements in which we sell financial instruments to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of September 30, 2018, the financial instruments sold under agreements to repurchase consisted of $812 million of U.S. Treasury and $426 million of agency mortgage-backed residential debt securities set to mature as follows: $1.1 billion within 30 days, and $142 million within 61 to 90 days. Refer to Note 6 and Note 20 for further details.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. At September 30, 2018, we placed cash collateral totaling $15 million and received no cash collateral. At December 31, 2017, we placed cash collateral totaling $10 million and received cash collateral totaling $1 million.
Long-term Debt
The following table presents the composition of our long-term debt portfolio.

	September 30, 2018			December 31, 2017
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$2,043	$7,619	$9,662	$3,482	$7,499	$10,981
Due after one year (a)	11,135	24,683	35,818	11,909	21,128	33,037
Fair value adjustment (b)	135	(73)	62	240	(32)	208
Total long-term debt (c)	$13,313	$32,229	$45,542	$15,631	$28,595	$44,226

(a)	Includes $2.6 billion of trust preferred securities at both September 30, 2018, and December 31, 2017.

(b)	Represents the basis adjustment associated with the application of hedge accounting on certain of our long-term debt positions. Refer to Note 17 for additional information.

(c)	Includes advances from the FHLB of Pittsburgh of $14.0 billion and $10.3 billion at September 30, 2018, and December 31, 2017, respectively.
The following table presents the scheduled remaining maturity of long-term debt at September 30, 2018, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2018	2019	2020	2021	2022	2023 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$1,245	$1,681	$2,251	$679	$1,066	$7,417	$135	$14,474
Original issue discount	(26)	(38)	(39)	(43)	(47)	(968)	—	(1,161)
Total unsecured	1,219	1,643	2,212	636	1,019	6,449	135	13,313
Secured
Long-term debt	1,556	7,670	7,784	8,977	4,659	1,656	(73)	32,229
Total long-term debt	$2,775	$9,313	$9,996	$9,613	$5,678	$8,105	$62	$45,542

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	September 30, 2018			December 31, 2017
($ in millions)	Total (a)		Ally Bank	Total (a)		Ally Bank
Investment securities (b)	$6,335		$5,487	$8,371		$7,443
Mortgage assets held-for-investment and lending receivables	16,299		16,299	13,579		13,579
Consumer automotive finance receivables	17,813		10,333	19,787		6,200
Commercial automotive finance receivables	14,371		14,337	16,567		16,472
Operating leases	213		—	457		—
Total assets restricted as collateral (c) (d)	$55,031		$46,456	$58,761		$43,694
Secured debt	$36,992	(e)	$29,118	$36,837	(e)	$23,278

(a)	Ally Bank is a component of the total column.

(b)
A portion of the restricted investment securities at September 30, 2018, and December 31, 2017, were restricted under repurchase agreements. Refer to the section above titled Short-term Borrowings for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $25.9 billion and $25.2 billion at September 30, 2018, and December 31, 2017, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans and investment securities. Ally Bank has access to the FRB Discount Window. Ally Bank had assets pledged and restricted as collateral to the FRB totaling $2.4 billion and $2.3 billion at September 30, 2018, and December 31, 2017, respectively. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 10 for additional information.

(e)	Includes $4.8 billion and $8.2 billion of short-term borrowings at September 30, 2018, and December 31, 2017, respectively.
Trust Preferred Securities
At September 30, 2018, we have issued and outstanding approximately $2.6 billion in aggregate liquidation preference of 8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 (Series 2 TRUPS). Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions are payable at an annual rate equal to three-month London interbank offer rate plus 5.785% payable quarterly in arrears. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case.
Funding Facilities
We utilize both committed credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Condensed Consolidated Balance Sheet.
As of September 30, 2018, Ally Bank had exclusive access to $3.5 billion of funding capacity from committed credit facilities. Funding programs supported by the FRB and the FHLB complement Ally Bank’s private collateralized funding vehicles.
The total capacity in our committed funding facilities is provided by banks through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At September 30, 2018, all of our $9.2 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of September 30, 2018, we had $5.0 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Bank funding
Secured	$3,500	$1,785	$—	$890	$3,500	$2,675
Parent funding
Secured	3,345	6,330	2,380	2,920	5,725	9,250
Total committed facilities	$6,845	$8,115	$2,380	$3,810	$9,225	$11,925

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

13.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	September 30, 2018	December 31, 2017
Accounts payable	$846	$746
Employee compensation and benefits	236	248
Reserves for insurance losses and loss adjustment expenses	139	140
Fair value of derivative contracts in payable position (a)	70	41
Cash collateral received from counterparties	50	17
Deferred revenue	27	32
Other liabilities	657	556
Total accrued expenses and other liabilities	$2,025	$1,780

(a)	For additional information on derivative instruments and hedging activities, refer to Note 17.
14.    Accumulated Other Comprehensive Loss
The following table presents changes, net of tax, in each component of accumulated other comprehensive loss.

($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive loss
Balance at December 31, 2016	$(273)	$14	$8	$(90)	$(341)
2017 net change	142	2	1	(1)	144
Balance at September 30, 2017	$(131)	$16	$9	$(91)	$(197)
Balance at December 31, 2017, before cumulative effect of adjustments	$(173)	$16	$11	$(89)	$(235)
Cumulative effect of changes in accounting principles, net of tax (c)
Adoption of Accounting Standards Update 2016-01	27	—	—	—	27
Adoption of Accounting Standards Update 2018-02	(40)	4	—	(6)	(42)
Balance at January 1, 2018, after cumulative effect of adjustments	(186)	20	11	(95)	(250)
2018 net change	(545)	(1)	17	(2)	(531)
Balance at September 30, 2018	$(731)	$19	$28	$(97)	$(781)

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 17.

(c)	Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present the before- and after-tax changes in each component of accumulated other comprehensive (loss) income.

Three months ended September 30, 2018 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(174)		$41		$(133)
Less: Net realized gains reclassified to income from continuing operations	1	(a)	(1)	(b)	—
Net change	(175)		42		(133)
Translation adjustments
Net unrealized gains arising during the period	2		(1)		1
Net investment hedges (c)
Net unrealized losses arising during the period	(2)		1		(1)
Cash flow hedges (c)
Net unrealized losses arising during the period	(1)		1		—
Other comprehensive loss	$(176)		$43		$(133)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 17.

Three months ended September 30, 2017 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$95		$(22)		$73
Less: Net realized gains reclassified to income from continuing operations	25	(a)	2	(b)	27
Net change	70		(24)		46
Translation adjustments
Net unrealized gains arising during the period	8		(3)		5
Net investment hedges (c)
Net unrealized losses arising during the period	(6)		3		(3)
Cash flow hedges (c)
Net unrealized gains arising during the period	1		(1)		—
Other comprehensive income	$73		$(25)		$48

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 17.

Nine months ended September 30, 2018 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(705)		$166		$(539)
Less: Net realized gains reclassified to income from continuing operations	8	(a)	(2)	(b)	6
Net change	(713)		168		(545)
Translation adjustments
Net unrealized losses arising during the period	(6)		1		(5)
Net investment hedges (c)
Net unrealized gains arising during the period	5		(1)		4
Cash flow hedges (c)
Net unrealized gains arising during the period	22		(5)		17
Defined benefit pension plans
Net unrealized losses arising during the period	(2)		—		(2)
Other comprehensive loss	$(694)		$163		$(531)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 17.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2017 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$278		$(64)		$214
Less: Net realized gains reclassified to income from continuing operations	75	(a)	(3)	(b)	72
Net change	203		(61)		142
Translation adjustments
Net unrealized gains arising during the period	14		(5)		9
Net investment hedges (c)
Net unrealized losses arising during the period	(12)		5		(7)
Cash flow hedges (c)
Net unrealized gains arising during the period	2		(1)		1
Defined benefit pension plans
Net unrealized losses arising during the period	(1)		—		(1)
Other comprehensive income	$206		$(62)		$144

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 17.
15.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data; shares in thousands) (a)	2018	2017	2018	2017
Net income from continuing operations attributable to common stockholders	$374	$280	$974	$747
Income (loss) from discontinued operations, net of tax	—	2	(1)	1
Net income attributable to common stockholders	$374	$282	$973	$748
Basic weighted-average common shares outstanding (b)	422,187	449,169	429,625	457,612
Diluted weighted-average common shares outstanding (b)	424,784	451,078	432,038	458,848
Basic earnings per common share
Net income from continuing operations	$0.89	$0.62	$2.27	$1.63
Income from discontinued operations, net of tax	—	—	—	—
Net income	$0.89	$0.63	$2.26	$1.63
Diluted earnings per common share
Net income from continuing operations	$0.88	$0.62	$2.25	$1.63
Income from discontinued operations, net of tax	—	—	—	—
Net income	$0.88	$0.63	$2.25	$1.63

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)	Includes shares related to share-based compensation that vested but were not yet issued for the three months and nine months ended September 30, 2018, and 2017.
16.    Regulatory Capital and Other Regulatory Matters
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
On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted. This legislation included targeted amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other financial services laws, including amendments that affect whether and, if so, how the FRB applies enhanced prudential standards to BHCs like us with total consolidated assets equal to or greater than $100 billion and less than $250 billion. On October 31, 2018, the FRB and other U.S. banking agencies issued proposals that would tailor the application of prudential standards to U.S. BHCs and apply enhanced standards to certain large savings and loan holding companies. Additionally, the proposals tailor the application of the agencies’ capital and liquidity rules. These proposals seek to align the regulatory requirements that apply to large banking organizations with their risk profiles. We are currently evaluating the impacts these proposals may have to us.
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
The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	September 30, 2018		December 31, 2017		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$13,376	9.41%	$13,237	9.53%	4.50%	(b)
Ally Bank	16,590	13.32	17,059	15.04	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,810	11.12%	$15,628	11.25%	6.00%	6.00%
Ally Bank	16,590	13.32	17,059	15.04	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$18,029	12.68%	$17,974	12.94%	8.00%	10.00%
Ally Bank	17,606	14.13	17,886	15.77	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$15,810	9.23%	$15,628	9.53%	4.00%	(b)
Ally Bank	16,590	11.27	17,059	12.87	4.00	5.00%

(a)
In addition to the minimum risk-based capital requirements for common equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally and Ally Bank were required to maintain a minimum capital conservation buffer of 1.875% and 1.25% at September 30, 2018, and December 31, 2017, respectively, which ultimately increases to 2.5% on January 1, 2019.

(b)	Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”

(c)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
At September 30, 2018, Ally and Ally Bank were “well-capitalized” and met all applicable capital requirements to which each was subject.
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

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2016
Third quarter	$159	8,298	483,753	475,470	$0.08
Fourth quarter	167	8,745	475,470	467,000	0.08
2017
First quarter	$169	8,097	467,000	462,193	$0.08
Second quarter	204	10,485	462,193	452,292	0.08
Third quarter	190	8,507	452,292	443,796	0.12
Fourth quarter	190	7,033	443,796	437,054	0.12
2018
First quarter	$185	6,473	437,054	432,691	$0.13
Second quarter	195	7,280	432,691	425,752	0.13
Third quarter	250	9,194	425,752	416,591	0.15

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On October 9, 2018, the Ally Board of Directors (the Board) declared a quarterly cash dividend of $0.15 per share on all common stock, payable on November 15, 2018. Refer to Note 24 for further information regarding this common stock dividend.

Ally submitted its 2018 capital plan and company-run stress test results to the FRB on April 5, 2018. On June 21, 2018, we publicly disclosed summary results of the stress test under the severely adverse scenario in accordance with applicable regulatory requirements. On June 28, 2018, we received from the FRB a non-objection to our capital plan, which includes increases in both our share repurchase program and our planned dividends. Consistent with the capital plan, the Board authorized a 32% increase in our share repurchase program, permitting us to repurchase up to $1.0 billion of our common stock from time to time from the third quarter of 2018 through the second quarter of 2019. Also consistent with the capital plan, on October 9, 2018, the Board declared a quarterly cash dividend of $0.15 per share of our common stock. Refer to Note 24 for further information on the most recent dividend. On October 5, 2018, we submitted to the FRB the results of our company-run mid-cycle stress test and publicly disclosed summary results under the severely adverse scenario in accordance with applicable regulatory requirements.
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
17.    Derivative Instruments and Hedging Activities
We enter into derivative instruments, such as interest rate, foreign-currency, and equity swaps, futures, forwards, and options in connection with our risk-management activities. Our primary objective for utilizing derivative financial instruments is to manage interest rate risk associated with our fixed- and variable-rate assets and liabilities, foreign exchange risks related to our foreign-currency denominated assets and liabilities, and other market risks related to our investment portfolio.
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
Equity Risk
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the three months ended September 30, 2018, or 2017.
We placed cash collateral totaling $51 million and noncash collateral totaling $120 million supporting our derivative positions at September 30, 2018, and $20 million and $97 million at December 31, 2017, respectively, in accounts maintained by counterparties. This amount excludes cash and noncash collateral pledged under repurchase agreements. Refer to Note 12 for details on the repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $45 million and noncash collateral totaling $12 million at September 30, 2018, and $17 million and $2 million at December 31, 2017, respectively, in accounts maintained by counterparties. These amounts exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 12 for details on repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	September 30, 2018			December 31, 2017
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$29,050	$—	$—	$6,915
Foreign exchange contracts
Forwards	—	1	150	—	1	136
Total derivatives designated as accounting hedges	—	1	29,200	—	1	7,051
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	—	—	9	—	—	23
Written options	1	69	7,074	1	39	8,327
Purchased options	68	—	7,011	38	—	8,237
Total interest rate risk	69	69	14,094	39	39	16,587
Foreign exchange contracts
Futures and forwards	1	—	192	—	1	124
Total foreign exchange risk	1	—	192	—	1	124
Total derivatives not designated as accounting hedges	70	69	14,286	39	40	16,711
Total derivatives	$70	$70	$43,486	$39	$41	$23,762

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

($ in millions)	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Assets
Available-for-sale securities (b)	$1,433	$173	$4	$2	$4	$2
Finance receivables and loans, net (c)	41,080	2,305	(52)	18	8	19
Liabilities
Long-term debt	$14,200	$14,640	$62	$208	$87	$235

(a)	Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.

(b)
The carrying amount of hedged available-for-sale securities is presented above using amortized cost. Refer to Note 6 for a reconciliation of the amortized cost and fair value of available-for-sale securities.

(c)
The hedged item represents the carrying value of the hedged portfolio of assets. The amount that is identified as the last of layer in the hedge relationship is $19.4 billion as of September 30, 2018. The basis adjustment associated with the last-of-layer relationship is a $60 million liability as of September 30, 2018, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. A last-of-layer hedge strategy did not exist at December 31, 2017.

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Gain (loss) recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$—	$—	$—	$1
Other income, net of losses	—	—	—	(3)
Total interest rate contracts	—	—	—	(2)
Foreign exchange contracts
Other income, net of losses	(1)	(3)	5	(7)
Total foreign exchange contracts	(1)	(3)	5	(7)
(Loss) gain recognized in earnings	$(1)	$(3)	$5	$(9)

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

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended September 30, ($ in millions)	2018	2017	2018	2017	2018	2017
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$20	$—
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	(20)	—
Hedged fixed-rate FHLB advances	—	—	—	—	10	5
Derivatives designated as hedging instruments on fixed-rate FHLB advances	—	—	—	—	(10)	(5)
Hedged available-for-sale securities	—	—	(2)	(3)	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	2	3	—	—
Hedged fixed-rate retail automotive loans	(9)	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate retail automotive loans	9	—	—	—	—	—
Total gain (loss) on fair value hedging relationships	$—	$—	$—	$—	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$1,708	$1,486	$198	$157	$451	$416

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Nine months ended September 30, ($ in millions)	2018	2017	2018	2017	2018	2017
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$64	$(23)
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	(63)	24
Hedged fixed-rate FHLB advances	—	—	—	—	53	5
Derivatives designated as hedging instruments on fixed-rate FHLB advances	—	—	—	—	(53)	(5)
Hedged available-for-sale securities	—	—	(7)	(1)	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	7	1	—	—
Hedged fixed-rate retail automotive loans	(60)	(3)	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate retail automotive loans	60	1	—	—	—	—
Total (loss) gain on fair value hedging relationships	$—	$(2)	$—	$—	$1	$1
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$4,898	$4,301	$562	$437	$1,296	$1,257

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Three months ended September 30, ($ in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$—	$—	$13	$19
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	—	—	3	7
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	—	—	(6)	(1)
Interest for qualifying accounting hedges of secured debt (FHLB advances)	—	—	—	—	—	—	2	1
Amortization of deferred loan basis adjustments	(3)	(6)	—	—	—	—	—	—
Interest for qualifying accounting hedges of retail automotive loans held-for-investment	7	—	—	—	—	—	—	—
Total gain (loss) on fair value hedging relationships	4	(6)	—	—	—	—	12	26
Gain on cash flow hedging relationships
Interest rate contracts
Interest for qualifying accounting hedges of variable-rate borrowings	—	—	—	—	—	—	3	—
Interest for qualifying accounting hedges of deposit liabilities	—	—	—	—	2	—	—	—
Total gain on cash flow hedging relationships	$—	$—	$—	$—	2	—	$3	$—

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Nine months ended September 30, ($ in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$—	$—	$42	$59
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	—	—	7	19
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	—	—	(12)	(2)
Interest for qualifying accounting hedges of secured debt (FHLB advances)	—	—	—	—	—	—	6	1
Interest for qualifying accounting hedges of available-for-sale securities	—	—	(1)	—	—	—	—	—
Amortization of deferred loan basis adjustments	(11)	(17)	—	—	—	—	—	—
Interest for qualifying accounting hedges of retail automotive loans held-for-investment	5	(1)	—	—	—	—	—	—
Total (loss) gain on fair value hedging relationships	(6)	(18)	(1)	—	—	—	43	77
Gain on cash flow hedging relationships
Interest rate contracts
Interest for qualifying accounting hedges of variable-rate borrowings	—	—	—	—	—	—	6	—
Interest for qualifying accounting hedges of deposit liabilities	—	—	—	—	2	—	—	—
Total gain on cash flow hedging relationships	$—	$—	$—	$—	2	—	$6	$—
During the next twelve months, we estimate $21 million will be reclassified into pretax earnings from derivatives designated as cash flow hedges.
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Interest rate contracts
(Loss) gain recognized in other comprehensive loss	$(1)	$2	$22	$2
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss and the Condensed Consolidated Statement of Comprehensive Income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Foreign exchange contracts (a) (b)
(Loss) gain recognized in other comprehensive loss	$(2)	$(6)	$5	$(12)

(a)	There were no amounts excluded from effectiveness testing for the three months and nine months ended September 30, 2018, or 2017.

(b)
Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months and nine months ended September 30, 2018, or 2017.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

18.    Income Taxes
We recognized total income tax expense from continuing operations of $91 million and $280 million for the three months and nine months ended September 30, 2018, respectively, compared to $115 million and $350 million for the same periods in 2017. The decreases in income tax expense for the three months and nine months ended September 30, 2018, compared to the same periods in 2017, were primarily driven by the reduction of the U.S. federal corporate tax rate enacted as a result of the Tax Act and a nonrecurring tax benefit from the release of valuation allowance against state net operating loss carryforwards as a result of a state tax law enactment in the third quarter of 2018. This decrease was partially offset by the tax effects of an increase in pretax earnings, nondeductible Federal Deposit Insurance Corporation (FDIC) premiums as a result of the Tax Act, and a nonrecurring tax benefit in 2017 from the release of valuation allowance against our capital-in-nature deferred tax assets and foreign tax credit carryforwards.
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
Judgment is used in estimating inputs to our internal valuation models used to estimate our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayment speeds, credit losses, and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, our estimates of fair value are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.
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

•
Derivative instruments — We enter into a variety of derivative financial instruments as part of our risk-management strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, options of Eurodollar futures, and equity options. To determine the fair value of these instruments, we utilize the quoted market prices for the particular derivative contracts; therefore, we classified these contracts as Level 1.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Recurring Fair Value
The following tables display the assets and liabilities measured at fair value on a recurring basis including financial instruments elected for the fair value option. We often economically hedge the fair value change of our assets or liabilities with derivatives and other financial instruments. The tables below display the hedges separately from the hedged items; therefore, they do not directly display the impact of our risk-management activities.

	Recurring fair value measurements
September 30, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$503	$—	$11	$514
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,903	1	—	1,904
U.S. States and political subdivisions	—	865	—	865
Foreign government	7	148	—	155
Agency mortgage-backed residential	—	16,014	—	16,014
Mortgage-backed residential	—	2,561	—	2,561
Mortgage-backed commercial	—	631	—	631
Asset-backed	—	733	—	733
Corporate debt	—	1,259	—	1,259
Total available-for-sale securities	1,910	22,212	—	24,122
Mortgage loans held-for-sale (b)	—	—	13	13
Interests retained in financial asset sales	—	—	4	4
Derivative contracts in a receivable position
Interest rate	—	68	1	69
Foreign currency	—	1	—	1
Total derivative contracts in a receivable position	—	69	1	70
Total assets	$2,413	$22,281	$29	$24,723
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$69	$—	$69
Foreign currency	—	1	—	1
Total derivative contracts in a payable position	—	70	—	70
Total liabilities	$—	$70	$—	$70

(a)	Our investment in any one industry did not exceed 13%.

(b)	Carried at fair value due to fair value option elections.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$518	$—	$—	$518
Available-for-sale securities
Debt securities
U.S. Treasury	1,777	—	—	1,777
U.S. States and political subdivisions	—	854	—	854
Foreign government	8	146	—	154
Agency mortgage-backed residential	—	14,291	—	14,291
Mortgage-backed residential	—	2,494	—	2,494
Mortgage-backed commercial	—	541	—	541
Asset-backed	—	936	—	936
Corporate debt	—	1,256	—	1,256
Total available-for-sale securities	1,785	20,518	—	22,303
Mortgage loans held-for-sale (b)	—	—	13	13
Interests retained in financial asset sales	—	—	5	5
Derivative contracts in a receivable position
Interest rate	—	38	1	39
Total derivative contracts in a receivable position	—	38	1	39
Total assets	$2,303	$20,556	$19	$22,878
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$39	$—	$39
Foreign currency	—	2	—	2
Total derivative contracts in a payable position	—	41	—	41
Total liabilities	$—	$41	$—	$41

(a)	Our investment in any one industry did not exceed 14%.

(b)	Carried at fair value due to fair value option elections.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present the reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis. There were no transfers into or out of Level 3 in the periods presented. We often economically hedge the fair value change of our assets or liabilities with derivatives and other financial instruments. The Level 3 items presented below may be hedged by derivatives and other financial instruments that are classified as Level 1 or Level 2. Thus, the following tables do not fully reflect the impact of our risk-management activities.

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at September 30, 2018	Net unrealized losses included in earnings still held at September 30, 2018
($ in millions)	Fair value at July 1, 2018	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Equity securities	$12	$—		$—	$—	$—	$—	$(1)	$11	$(1)
Mortgage loans held-for-sale (a)	13	2	(b)	—	86	(88)	—	—	13	—
Other assets
Interests retained in financial asset sales	4	—		—	—	—	—	—	4	—
Derivative assets	1	—		—	—	—	—	—	1	—
Total assets	$30	$2		$—	$86	$(88)	$—	$(1)	$29	$(1)

(a)	Carried at fair value due to fair value option elections.

(b)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
	Fair value at July 1, 2017	Net realized/unrealized gains		Purchases	Sales	Issuances	Settlements	Fair value at September 30, 2017	Net unrealized gains included in earnings still held at September 30, 2017
($ in millions)		included in earnings	included in OCI
Assets
Mortgage loans held-for-sale (a)	$3	$1	$—	$49	$(44)	$—	$—	$9	$—
Other assets
Interests retained in financial asset sales	5	—	—	—	—	—	—	5	—
Derivative assets	1	—	—	—	—	—	—	1	—
Total assets	$9	$1	$—	$49	$(44)	$—	$—	$15	$—

(a)	Carried at fair value due to fair value option elections.

	Level 3 recurring fair value measurements
		Net realized/unrealized (losses) gains							Fair value at September 30, 2018	Net unrealized losses included in earnings still held at September 30, 2018
($ in millions)	Fair value at Jan. 1, 2018	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Equity securities (a)	$19	$(4)	(b)	$—	$—	$—	$—	$(4)	$11	$(6)
Mortgage loans held-for-sale (c)	13	4	(d)	—	218	(222)	—	—	13	—
Other assets
Interests retained in financial asset sales	5	—		—	—	—	—	(1)	4	—
Derivative assets	1	—		—	—	—	—	—	1	—
Total assets	$38	$—		$—	$218	$(222)	$—	$(5)	$29	$(6)

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

(b)	Reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Carried at fair value due to fair value option elections.

(d)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2017	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Fair value at September 30, 2017	Net unrealized gains included in earnings still held at September 30, 2017
($ in millions)		included in earnings		included in OCI
Assets
Mortgage loans held-for-sale (a)	$—	$1		$—	$72	$(64)	$—	$—	$9	$—
Other assets
Interests retained in financial asset sales	29	1	(b)	—	—	8	—	(33)	5	—
Derivative assets	—	1	(c)	—	—	—	—	—	1	1
Total assets	$29	$3		$—	$72	$(56)	$—	$(33)	$15	$1

(a)	Carried at fair value due to fair value option elections.

(b)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.
Nonrecurring Fair Value
We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower-of-cost or fair value accounting or certain impairment measures. These items would constitute nonrecurring fair value measures.
The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain (loss) included in earnings
September 30, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$157	$157	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	64	64	(10)	n/m	(a)
Other	—	—	33	33	(25)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	97	97	(35)	n/m	(a)
Other assets
Nonmarketable equity investments	—	1	—	1	—	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	13	13	(1)	n/m	(a)
Total assets	$—	$1	$267	$268	$(36)	n/m
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at September 30, 2018, and December 31, 2017.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
September 30, 2018
Financial assets
Held-to-maturity securities	$2,246	$—	$2,139	$—	$2,139
Loans held-for-sale, net	412	—	—	419	419
Finance receivables and loans, net	125,357	—	—	127,106	127,106
Nonmarketable equity investments	1,179	—	1,179	—	1,179
Financial liabilities
Deposit liabilities (a)	$50,300	$—	$—	$50,128	$50,128
Short-term borrowings	7,338	—	—	7,342	7,342
Long-term debt	45,542	—	26,425	20,953	47,378
December 31, 2017
Financial assets
Held-to-maturity securities	$1,899	$—	$1,865	$—	$1,865
Loans held-for-sale, net	95	—	—	95	95
Finance receivables and loans, net	121,617	—	—	123,302	123,302
Nonmarketable equity investments	1,233	—	1,190	49	1,239
Financial liabilities
Deposit liabilities (a)	$45,869	$—	$—	$45,827	$45,827
Short-term borrowings	11,413	—	—	11,417	11,417
Long-term debt	44,226	—	27,807	18,817	46,624

(a)
In connection with our adoption of ASU 2016-01 on January 1, 2018, deposit liabilities with no defined or contractual maturities are no longer included in the table above. Amounts for December 31, 2017, have been adjusted to conform to the current presentation and exclude $47.4 billion and $45.2 billion of deposit liabilities with no defined or contractual maturities from the carrying value and Level 3 fair value, respectively. Refer to Note 11 for information regarding the composition of our deposits portfolio, and Note 1 for further information regarding recently adopted accounting standards.

20.    Offsetting Assets and Liabilities
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
In certain instances as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At September 30, 2018, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet
				Gross amounts not offset on the Condensed Consolidated Balance Sheet
September 30, 2018 ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
Assets
Derivative assets in net asset positions	$69	$—	$69	$—	$—	$69
Derivative assets with no offsetting arrangements	1	—	1	—	—	1
Total assets (d)	$70	$—	$70	$—	$—	$70
Liabilities
Derivative liabilities in net liability positions (d)	$70	$—	$70	$—	$—	$70
Securities sold under agreements to repurchase (e)	1,238	—	1,238	—	(1,238)	—
Total liabilities	$1,308	$—	$1,308	$—	$(1,238)	$70

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. $12 million of noncash derivative collateral pledged to us was excluded at September 30, 2018. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met.

(c)
Certain agreements grant us the right to sell or pledge the noncash assets we receive as collateral. Noncash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $12 million at September 30, 2018. We have not sold or pledged any of the noncash collateral received under these agreements as of September 30, 2018.

(d)	For additional information on derivative instruments and hedging activities, refer to Note 17.

(e)	For additional information on securities sold under agreements to repurchase, refer to Note 12.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet
				Gross amounts not offset on the Condensed Consolidated Balance Sheet
December 31, 2017 ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
Assets
Derivative assets in net asset positions	$38	$—	$38	$—	$—	$38
Derivative assets with no offsetting arrangements	1	—	1	—	—	1
Total assets (d)	$39	$—	$39	$—	$—	$39
Liabilities
Derivative liabilities in net liability positions (d)	$41	$—	$41	$—	$(1)	$40
Securities sold under agreements to repurchase (e)	892	—	892	—	(892)	—
Total liabilities	$933	$—	$933	$—	$(893)	$40

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

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

(d)	For additional information on derivative instruments and hedging activities, refer to Note 17.

(e)	For additional information on securities sold under agreements to repurchase, refer to Note 12.
21.    Segment Information
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
The information presented in our reportable operating segments is based in part on internal allocations, which involve management judgment.
Financial information for our reportable operating segments is summarized as follows.

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2018
Net financing revenue and other interest income	$956	$14	$44	$50	$43	$1,107
Other revenue	80	282	2	14	20	398
Total net revenue	1,036	296	46	64	63	1,505
Provision for loan losses	229	—	2	8	(6)	233
Total noninterest expense	424	241	36	20	86	807
Income (loss) from continuing operations before income tax expense	$383	$55	$8	$36	$(17)	$465
Total assets	$114,675	$7,776	$14,896	$4,459	$31,295	$173,101
2017
Net financing revenue and other interest income	$950	$15	$32	$39	$45	$1,081
Other revenue	82	272	2	5	20	381
Total net revenue	1,032	287	34	44	65	1,462
Provision for loan losses	312	—	4	3	(5)	314
Total noninterest expense	420	218	28	19	68	753
Income from continuing operations before income tax expense	$300	$69	$2	$22	$2	$395
Total assets	$112,141	$7,432	$9,804	$3,699	$30,937	$164,013

(a)	Net financing revenue and other interest income after the provision for loan losses totaled $874 million and $767 million for the three months ended September 30, 2018, and 2017, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2018
Net financing revenue and other interest income	$2,790	$39	$131	$153	$137	$3,250
Other revenue	209	794	5	36	72	1,116
Total net revenue	2,999	833	136	189	209	4,366
Provision for loan losses	658	—	4	2	(12)	652
Total noninterest expense	1,308	740	102	64	246	2,460
Income (loss) from continuing operations before income tax expense	$1,033	$93	$30	$123	$(25)	$1,254
Total assets	$114,675	$7,776	$14,896	$4,459	$31,295	$173,101
2017
Net financing revenue and other interest income	$2,774	$44	$98	$121	$90	$3,127
Other revenue	290	781	3	33	58	1,165
Total net revenue	3,064	825	101	154	148	4,292
Provision for loan losses	846	—	6	15	(13)	854
Total noninterest expense	1,283	737	77	57	187	2,341
Income (loss) from continuing operations before income tax expense	$935	$88	$18	$82	$(26)	$1,097
Total assets	$112,141	$7,432	$9,804	$3,699	$30,937	$164,013

(a)	Net financing revenue and other interest income after the provision for loan losses totaled $2.6 billion and $2.3 billion for the nine months ended September 30, 2018, and 2017, respectively.
22.    Parent and Guarantor Condensed Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of September 30, 2018, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statements of Comprehensive Income

Three months ended September 30, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(4)	$—	$1,712	$—	$1,708
Interest and fees on finance receivables and loans — intercompany	3	—	2	(5)	—
Interest on loans held-for-sale	—	—	4	—	4
Interest and dividends on investment securities and other earning assets	—	—	198	—	198
Interest on cash and cash equivalents	2	—	16	—	18
Interest-bearing cash — intercompany	1	—	3	(4)	—
Operating leases	1	—	367	—	368
Total financing revenue and other interest income	3	—	2,302	(9)	2,296
Interest expense
Interest on deposits	—	—	462	—	462
Interest on short-term borrowings	12	—	17	—	29
Interest on long-term debt	250	—	201	—	451
Interest on intercompany debt	5	—	4	(9)	—
Total interest expense	267	—	684	(9)	942
Net depreciation expense on operating lease assets	2	—	245	—	247
Net financing (loss) revenue	(266)	—	1,373	—	1,107
Cash dividends from subsidiaries
Bank subsidiary	550	550	—	(1,100)	—
Nonbank subsidiaries	88	—	—	(88)	—
Other revenue
Insurance premiums and service revenue earned	—	—	258	—	258
Gain on mortgage and automotive loans, net	16	—	1	—	17
Other gain on investments, net	—	—	22	—	22
Other income, net of losses	105	—	187	(191)	101
Total other revenue	121	—	468	(191)	398
Total net revenue	493	550	1,841	(1,379)	1,505
Provision for loan losses	30	—	203	—	233
Noninterest expense
Compensation and benefits expense	19	—	255	—	274
Insurance losses and loss adjustment expenses	—	—	77	—	77
Other operating expenses	175	—	472	(191)	456
Total noninterest expense	194	—	804	(191)	807
Income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	269	550	834	(1,188)	465
Income tax (benefit) expense from continuing operations	(88)	—	179	—	91
Net income from continuing operations	357	550	655	(1,188)	374
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Undistributed (loss) income of subsidiaries
Bank subsidiary	(31)	(31)	—	62	—
Nonbank subsidiaries	48	—	—	(48)	—
Net income	374	519	655	(1,174)	374
Other comprehensive loss, net of tax	(133)	(104)	(133)	237	(133)
Comprehensive income	$241	$415	$522	$(937)	$241

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended September 30, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$13	$—	$1,473	$—	$1,486
Interest and fees on finance receivables and loans — intercompany	2	—	1	(3)	—
Interest and dividends on investment securities and other earning assets	—	—	157	—	157
Interest on cash and cash equivalents	2	—	9	—	11
Interest-bearing cash — intercompany	1	—	2	(3)	—
Operating leases	3	—	431	—	434
Total financing revenue and other interest income	21	—	2,073	(6)	2,088
Interest expense
Interest on deposits	—	—	286	(1)	285
Interest on short-term borrowings	16	—	18	—	34
Interest on long-term debt	278	—	138	—	416
Interest on intercompany debt	3	—	2	(5)	—
Total interest expense	297	—	444	(6)	735
Net depreciation expense on operating lease assets	3	—	269	—	272
Net financing (loss) revenue	(279)	—	1,360	—	1,081
Cash dividends from subsidiaries
Bank subsidiary	2,900	2,900	—	(5,800)	—
Nonbank subsidiaries	101	—	—	(101)	—
Other revenue
Insurance premiums and service revenue earned	—	—	252	—	252
Gain on mortgage and automotive loans, net	9	—	6	—	15
Other gain on investments, net	—	—	23	—	23
Other income, net of losses	137	—	196	(242)	91
Total other revenue	146	—	477	(242)	381
Total net revenue	2,868	2,900	1,837	(6,143)	1,462
Provision for loan losses	161	—	153	—	314
Noninterest expense
Compensation and benefits expense	17	—	247	—	264
Insurance losses and loss adjustment expenses	—	—	65	—	65
Other operating expenses	208	—	459	(243)	424
Total noninterest expense	225	—	771	(243)	753
Income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	2,482	2,900	913	(5,900)	395
Income tax (benefit) expense from continuing operations	(135)	—	250	—	115
Net income from continuing operations	2,617	2,900	663	(5,900)	280
Income (loss) from discontinued operations, net of tax	4	—	(2)	—	2
Undistributed (loss) income of subsidiaries
Bank subsidiary	(2,524)	(2,524)	—	5,048	—
Nonbank subsidiaries	185	—	—	(185)	—
Net income	282	376	661	(1,037)	282
Other comprehensive income, net of tax	48	36	51	(87)	48
Comprehensive income	$330	$412	$712	$(1,124)	$330

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$6	$—	$4,892	$—	$4,898
Interest and fees on finance receivables and loans — intercompany	9	—	4	(13)	—
Interest on loans held-for-sale	—	—	10	—	10
Interest and dividends on investment securities and other earning assets	—	—	563	(1)	562
Interest on cash and cash equivalents	6	—	44	—	50
Interest-bearing cash — intercompany	5	—	7	(12)	—
Operating leases	4	—	1,120	—	1,124
Total financing revenue and other interest income	30	—	6,640	(26)	6,644
Interest expense
Interest on deposits	—	—	1,212	—	1,212
Interest on short-term borrowings	32	—	69	—	101
Interest on long-term debt	765	—	531	—	1,296
Interest on intercompany debt	12	—	14	(26)	—
Total interest expense	809	—	1,826	(26)	2,609
Net depreciation expense on operating lease assets	7	—	778	—	785
Net financing (loss) revenue	(786)	—	4,036	—	3,250
Cash dividends from subsidiaries
Bank subsidiary	2,050	2,050	—	(4,100)	—
Nonbank subsidiaries	389	—	—	(389)	—
Other revenue
Insurance premiums and service revenue earned	—	—	753	—	753
Gain on mortgage and automotive loans, net	44	—	3	(28)	19
Other gain on investments, net	—	—	37	—	37
Other income, net of losses	301	—	593	(587)	307
Total other revenue	345	—	1,386	(615)	1,116
Total net revenue	1,998	2,050	5,422	(5,104)	4,366
Provision for loan losses	143	—	537	(28)	652
Noninterest expense
Compensation and benefits expense	67	—	805	—	872
Insurance losses and loss adjustment expenses	—	—	241	—	241
Other operating expenses	530	—	1,404	(587)	1,347
Total noninterest expense	597	—	2,450	(587)	2,460
Income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	1,258	2,050	2,435	(4,489)	1,254
Income tax (benefit) expense from continuing operations	(210)	—	490	—	280
Net income from continuing operations	1,468	2,050	1,945	(4,489)	974
(Loss) income from discontinued operations, net of tax	(2)	—	1	—	(1)
Undistributed (loss) income of subsidiaries
Bank subsidiary	(576)	(576)	—	1,152	—
Nonbank subsidiaries	83	—	—	(83)	—
Net income	973	1,474	1,946	(3,420)	973
Other comprehensive loss, net of tax	(531)	(436)	(546)	982	(531)
Comprehensive income	$442	$1,038	$1,400	$(2,438)	$442

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing (loss) revenue and other interest income
Interest and fees on finance receivables and loans	$(57)	$—	$4,358	$—	$4,301
Interest and fees on finance receivables and loans — intercompany	10	—	5	(15)	—
Interest and dividends on investment securities and other earning assets	—	—	439	(2)	437
Interest on cash and cash equivalents	6	—	17	—	23
Interest-bearing cash — intercompany	1	—	5	(6)	—
Operating leases	9	—	1,456	—	1,465
Total financing (loss) revenue and other interest income	(31)	—	6,280	(23)	6,226
Interest expense
Interest on deposits	2	—	765	(1)	766
Interest on short-term borrowings	52	—	42	—	94
Interest on long-term debt	834	—	423	—	1,257
Interest on intercompany debt	12	—	10	(22)	—
Total interest expense	900	—	1,240	(23)	2,117
Net depreciation expense on operating lease assets	8	—	974	—	982
Net financing (loss) revenue	(939)	—	4,066	—	3,127
Cash dividends from subsidiaries
Bank subsidiary	2,900	2,900	—	(5,800)	—
Nonbank subsidiaries	528	—	—	(528)	—
Other revenue
Insurance premiums and service revenue earned	—	—	720	—	720
Gain on mortgage and automotive loans, net	39	—	26	—	65
Other gain on investments, net	—	—	73	—	73
Other income, net of losses	568	—	630	(891)	307
Total other revenue	607	—	1,449	(891)	1,165
Total net revenue	3,096	2,900	5,515	(7,219)	4,292
Provision for loan losses	350	—	504	—	854
Noninterest expense
Compensation and benefits expense	157	—	657	—	814
Insurance losses and loss adjustment expenses	—	—	278	—	278
Other operating expenses	709	—	1,431	(891)	1,249
Total noninterest expense	866	—	2,366	(891)	2,341
Income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	1,880	2,900	2,645	(6,328)	1,097
Income tax (benefit) expense from continuing operations	(362)	—	712	—	350
Net income from continuing operations	2,242	2,900	1,933	(6,328)	747
Income (loss) from discontinued operations, net of tax	6	—	(5)	—	1
Undistributed (loss) income of subsidiaries
Bank subsidiary	(1,760)	(1,760)	—	3,520	—
Nonbank subsidiaries	260	—	—	(260)	—
Net income	748	1,140	1,928	(3,068)	748
Other comprehensive income, net of tax	144	91	140	(231)	144
Comprehensive income	$892	$1,231	$2,068	$(3,299)	$892

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

September 30, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$50	$—	$752	$—	$802
Interest-bearing	5	—	2,965	—	2,970
Interest-bearing — intercompany	913	—	569	(1,482)	—
Total cash and cash equivalents	968	—	4,286	(1,482)	3,772
Equity securities	—	—	514	—	514
Available-for-sale securities	—	—	24,122	—	24,122
Held-to-maturity securities	—	—	2,269	(23)	2,246
Loans held-for-sale, net	—	—	425	—	425
Finance receivables and loans, net
Finance receivables and loans, net	4,379	—	122,226	—	126,605
Intercompany loans to
Nonbank subsidiaries	821	—	405	(1,226)	—
Allowance for loan losses	(98)	—	(1,150)	—	(1,248)
Total finance receivables and loans, net	5,102	—	121,481	(1,226)	125,357
Investment in operating leases, net	7	—	8,571	—	8,578
Intercompany receivables from
Bank subsidiary	113	—	—	(113)	—
Nonbank subsidiaries	44	—	121	(165)	—
Investment in subsidiaries
Bank subsidiary	16,057	16,057	—	(32,114)	—
Nonbank subsidiaries	6,999	—	—	(6,999)	—
Premiums receivable and other insurance assets	—	—	2,291	—	2,291
Other assets	2,220	—	4,999	(1,423)	5,796
Total assets	$31,510	$16,057	$169,079	$(43,545)	$173,101
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$180	$—	$180
Interest-bearing	3	—	101,196	—	101,199
Interest-bearing — intercompany	—	—	913	(913)	—
Total deposit liabilities	3	—	102,289	(913)	101,379
Short-term borrowings	2,575	—	4,763	—	7,338
Long-term debt	14,111	—	31,431	—	45,542
Intercompany debt to
Bank subsidiary	23	—	—	(23)	—
Nonbank subsidiaries	974	—	821	(1,795)	—
Intercompany payables to
Bank subsidiary	45	—	—	(45)	—
Nonbank subsidiaries	117	—	81	(198)	—
Interest payable	242	—	470	—	712
Unearned insurance premiums and service revenue	—	—	3,020	—	3,020
Accrued expenses and other liabilities	335	—	3,148	(1,458)	2,025
Total liabilities	18,425	—	146,023	(4,432)	160,016
Total equity	13,085	16,057	23,056	(39,113)	13,085
Total liabilities and equity	$31,510	$16,057	$169,079	$(43,545)	$173,101

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$74	$—	$770	$—	$844
Interest-bearing	5	—	3,403	—	3,408
Interest-bearing — intercompany	1,138	—	695	(1,833)	—
Total cash and cash equivalents	1,217	—	4,868	(1,833)	4,252
Equity securities	—	—	518	—	518
Available-for-sale securities	—	—	22,303	—	22,303
Held-to-maturity securities	—	—	1,973	(74)	1,899
Loans held-for-sale, net	—	—	108	—	108
Finance receivables and loans, net
Finance receivables and loans, net	7,434	—	115,459	—	122,893
Intercompany loans to
Nonbank subsidiaries	879	—	408	(1,287)	—
Allowance for loan losses	(185)	—	(1,091)	—	(1,276)
Total finance receivables and loans, net	8,128	—	114,776	(1,287)	121,617
Investment in operating leases, net	19	—	8,722	—	8,741
Intercompany receivables from
Bank subsidiary	80	—	—	(80)	—
Nonbank subsidiaries	71	—	77	(148)	—
Investment in subsidiaries
Bank subsidiary	16,962	16,962	—	(33,924)	—
Nonbank subsidiaries	8,111	—	—	(8,111)	—
Premiums receivable and other insurance assets	—	—	2,082	(35)	2,047
Other assets	2,207	—	5,105	(1,649)	5,663
Total assets	$36,795	$16,962	$160,532	$(47,141)	$167,148
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$108	$—	$108
Interest-bearing	12	—	93,136	—	93,148
Interest-bearing — intercompany	—	—	1,139	(1,139)	—
Total deposit liabilities	12	—	94,383	(1,139)	93,256
Short-term borrowings	3,171	—	8,242	—	11,413
Long-term debt	17,966	—	26,260	—	44,226
Intercompany debt to
Bank subsidiary	74	—	—	(74)	—
Nonbank subsidiaries	1,103	—	879	(1,982)	—
Intercompany payables to
Bank subsidiary	4	—	—	(4)	—
Nonbank subsidiaries	132	—	127	(259)	—
Interest payable	200	—	175	—	375
Unearned insurance premiums and service revenue	—	—	2,604	—	2,604
Accrued expenses and other liabilities	639	—	2,790	(1,649)	1,780
Total liabilities	23,301	—	135,460	(5,107)	153,654
Total equity	13,494	16,962	25,072	(42,034)	13,494
Total liabilities and equity	$36,795	$16,962	$160,532	$(47,141)	$167,148

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$1,417	$2,050	$4,366	$(4,489)	$3,344
Investing activities
Purchases of equity securities	—	—	(652)	—	(652)
Proceeds from sales of equity securities	—	—	715	—	715
Purchases of available-for-sale securities	—	—	(5,669)	—	(5,669)
Proceeds from sales of available-for-sale securities	—	—	637	—	637
Proceeds from repayments of available-for-sale securities	—	—	2,509	—	2,509
Purchases of held-to-maturity securities	—	—	(436)	—	(436)
Proceeds from repayments of held-to-maturity securities	—	—	107	—	107
Net change in investment securities — intercompany	—	—	51	(51)	—
Purchases of finance receivables and loans held-for-investment	(131)	—	(5,577)	930	(4,778)
Proceeds from sales of finance receivables and loans initially held-for-investment	983	—	—	(930)	53
Originations and repayments of finance receivables and loans held-for-investment and other, net	2,092	—	(2,650)	—	(558)
Net change in loans — intercompany	45	—	(6)	(39)	—
Purchases of operating lease assets	—	—	(2,991)	—	(2,991)
Disposals of operating lease assets	9	—	2,452	—	2,461
Capital contributions to subsidiaries	(58)	(6)	—	64	—
Returns of contributed capital	222	—	—	(222)	—
Net change in nonmarketable equity investments	(14)	—	11	—	(3)
Other, net	1	—	(241)	(1)	(241)
Net cash provided by (used in) investing activities	3,149	(6)	(11,740)	(249)	(8,846)
Financing activities
Net change in short-term borrowings — third party	(596)	—	(3,478)	—	(4,074)
Net (decrease) increase in deposits	(9)	—	7,846	226	8,063
Proceeds from issuance of long-term debt — third party	51	—	14,705	—	14,756
Repayments of long-term debt — third party	(3,393)	—	(9,601)	—	(12,994)
Net change in debt — intercompany	(143)	—	(73)	216	—
Repurchase of common stock	(630)	—	—	—	(630)
Dividends paid — third party	(179)	—	—	—	(179)
Dividends paid and returns of contributed capital — intercompany	—	(2,050)	(2,661)	4,711	—
Capital contributions from parent	—	6	58	(64)	—
Net cash (used in) provided by financing activities	(4,899)	(2,044)	6,796	5,089	4,942
Effect of exchange-rate changes on cash and cash equivalents	—	—	(2)	—	(2)
Net decrease in cash and cash equivalents and restricted cash	(333)	—	(580)	351	(562)
Cash and cash equivalents and restricted cash at beginning of year	1,395	—	5,707	(1,833)	5,269
Cash and cash equivalents and restricted cash at September 30,	$1,062	$—	$5,127	$(1,482)	$4,707
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

September 30, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Cash and cash equivalents as disclosed on the Condensed Consolidated Balance Sheet	$968	$—	$4,286	$(1,482)	$3,772
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	94	—	841	—	935
Total cash and cash equivalents and restricted cash as disclosed in the Condensed Consolidated Statement of Cash Flows	$1,062	$—	$5,127	$(1,482)	$4,707

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 10 for additional details describing the nature of restricted cash balances.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$3,701	$2,900	$3,019	$(6,247)	$3,373
Investing activities
Purchases of equity securities	—	—	(612)	—	(612)
Proceeds from sales of equity securities	—	—	728	—	728
Purchases of available-for-sale securities	—	—	(8,410)	—	(8,410)
Proceeds from sales of available-for-sale securities	—	—	2,198	—	2,198
Proceeds from repayments of available-for-sale securities	—	—	2,002	—	2,002
Purchases of held-to-maturity securities	—	—	(709)	—	(709)
Proceeds from repayments of held-to-maturity securities	—	—	32	—	32
Net change in investment securities — intercompany	7	—	281	(288)	—
Purchases of finance receivables and loans held-for-investment	(35)	—	(3,090)	—	(3,125)
Proceeds from sales of finance receivables and loans initially held-for-investment	96	—	1,227	—	1,323
Originations and repayments of finance receivables and loans held-for-investment and other, net	259	—	2,718	(1,956)	1,021
Net change in loans — intercompany	2,159	—	232	(2,391)	—
Purchases of operating lease assets	—	—	(2,844)	—	(2,844)
Disposals of operating lease assets	7	—	4,402	—	4,409
Capital contributions to subsidiaries	(1,200)	—	—	1,200	—
Returns of contributed capital	1,031	—	—	(1,031)	—
Net change in nonmarketable equity investments	—	—	(20)	—	(20)
Other, net	(20)	—	(39)	(96)	(155)
Net cash provided by (used in) investing activities	2,304	—	(1,904)	(4,562)	(4,162)
Financing activities
Net change in short-term borrowings — third party	(245)	—	(2,255)	—	(2,500)
Net (decrease) increase in deposits	(153)	—	12,698	(1,495)	11,050
Proceeds from issuance of long-term debt — third party	355	—	10,986	1,961	13,302
Repayments of long-term debt — third party	(4,125)	—	(18,251)	—	(22,376)
Net change in debt — intercompany	(366)	—	(2,166)	2,532	—
Repurchase of common stock	(563)	—	—	—	(563)
Dividends paid — third party	(130)	—	—	—	(130)
Dividends paid and returns of contributed capital — intercompany	—	(2,900)	(4,459)	7,359	—
Capital contributions from parent	—	—	1,200	(1,200)	—
Net cash used in financing activities	(5,227)	(2,900)	(2,247)	9,157	(1,217)
Effect of exchange-rate changes on cash and cash equivalents	—	—	3	—	3
Net increase (decrease) in cash and cash equivalents and restricted cash	778	—	(1,129)	(1,652)	(2,003)
Cash and cash equivalents and restricted cash at beginning of year	989	—	7,293	(401)	7,881
Cash and cash equivalents and restricted cash at September 30,	$1,767	$—	$6,164	$(2,053)	$5,878
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

September 30, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Cash and cash equivalents as disclosed on the Condensed Consolidated Balance Sheet	$1,574	$—	$4,903	$(2,053)	$4,424
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	193	—	1,261	—	1,454
Total cash and cash equivalents and restricted cash as disclosed in the Condensed Consolidated Statement of Cash Flows	$1,767	$—	$6,164	$(2,053)	$5,878

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 10 for additional details describing the nature of restricted cash balances.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

23.    Contingencies and Other Risks
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
Securities Litigation
In October 2016, a purported class action—Bucks County Employees Retirement Fund v. Ally Financial Inc. et al.—was filed in the Circuit Court for Wayne County in the State of Michigan (Case No. 16-013616-CZ). The complaint alleges material misstatements and omissions in connection with Ally’s initial public offering in April 2014, including a failure to adequately disclose the severity of rising subprime automotive loan delinquency rates, deficient underwriting measures employed in the origination of subprime automotive loans, and aggressive tactics used with low-income borrowers. The request for relief includes an indeterminate amount of damages, fees, and costs and other remedies. In January 2017, another purported class action—National Shopmen Pension Fund v. Ally Financial Inc. et al.—was filed in the Circuit Court for Oakland County in the State of Michigan (Case No. 2017-156719-CB). In March 2017, a third purported class action—James McIntire v. Ally Financial Inc. et al.—was filed in the Circuit Court for Wayne County in the State of Michigan (Case No. 17-003811-CZ). The allegations and requested relief in the National Shopmen Pension Fund and James McIntire complaints are substantially similar to those included in the complaint filed by Bucks County Employees Retirement Fund. All three matters were initially removed to the U.S. District Court for the Eastern District of Michigan, were then remanded back to the state circuit courts, and have been consolidated for discovery in Wayne County Circuit Court as In re Ally Financial, Inc. Securities Litigation (Case No. 16-013616-CB). In November 2017, the plaintiffs filed a consolidated amended complaint. A motion for summary disposition and discovery requests are pending. We intend to vigorously defend against each of these actions.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

24.    Subsequent Events
Declaration of Quarterly Dividend
On October 9, 2018, the Board declared a quarterly cash dividend of $0.15 per share on all common stock. The dividend is payable on November 15, 2018, to stockholders of record at the close of business on November 1, 2018.

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
The following table presents selected Condensed Consolidated Statement of Comprehensive Income, earnings per common share, and market price data.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data; shares in thousands)	2018	2017	2018	2017
Total financing revenue and other interest income	$2,296	$2,088	$6,644	$6,226
Total interest expense	942	735	2,609	2,117
Net depreciation expense on operating lease assets	247	272	785	982
Net financing revenue and other interest income	1,107	1,081	3,250	3,127
Total other revenue	398	381	1,116	1,165
Total net revenue	1,505	1,462	4,366	4,292
Provision for loan losses	233	314	652	854
Total noninterest expense	807	753	2,460	2,341
Income from continuing operations before income tax expense	465	395	1,254	1,097
Income tax expense from continuing operations	91	115	280	350
Net income from continuing operations	374	280	974	747
Income (loss) from discontinued operations, net of tax	—	2	(1)	1
Net income	$374	$282	$973	$748
Basic earnings per common share (a):
Net income from continuing operations	$0.89	$0.62	$2.27	$1.63
Net income	0.89	0.63	2.26	1.63
Weighted-average common shares outstanding	422,187	449,169	429,625	457,612
Diluted earnings per common share (a):
Net income from continuing operations	$0.88	$0.62	$2.25	$1.63
Net income	0.88	0.63	2.25	1.63
Weighted-average common shares outstanding	424,784	451,078	432,038	458,848
Market price per common share:
High closing	$27.98	$24.26	$30.83	$24.26
Low closing	26.36	20.79	25.25	18.22
Period-end closing	26.45	24.26	26.45	24.26
Cash dividends declared per common share	$0.15	$0.12	$0.41	$0.28
Period-end common shares outstanding	416,591	443,796	416,591	443,796

(a)	Includes shares related to share-based compensation that vested but were not yet issued for the three months and nine months ended September 30, 2018, and 2017.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following tables present selected Condensed Consolidated Balance Sheet and ratio data.

September 30, ($ in millions)	2018	2017
Selected period-end balance sheet data:
Total assets	$173,101	$164,013
Total deposit liabilities	$101,379	$90,116
Long-term debt	$45,542	$45,122
Total equity	$13,085	$13,573

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Financial ratios:
Return on average assets (a)	0.87%	0.68%	0.77%	0.62%
Return on average equity (a)	11.30%	8.26%	9.90%	7.42%
Equity to assets (a)	7.68%	8.27%	7.75%	8.29%
Common dividend payout ratio (b)	16.85%	19.05%	18.14%	17.18%
Net interest spread (a) (c)	2.49%	2.59%	2.50%	2.57%
Net yield on interest-earning assets (a) (d)	2.67%	2.74%	2.67%	2.70%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)	Common dividend payout ratio was calculated using basic earnings per common share.

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

	September 30, 2018		September 30, 2017
($ in millions)	Transitional	Fully phased-in (a)	Transitional	Fully phased-in (a)
Common Equity Tier 1 capital ratio	9.41%	9.39%	9.72%	9.62%
Tier 1 capital ratio	11.12%	11.09%	11.46%	11.42%
Total capital ratio	12.68%	12.65%	13.19%	13.15%
Tier 1 leverage ratio (to adjusted quarterly average assets) (b)	9.23%	9.23%	9.51%	9.51%
Total equity	$13,085	$13,085	$13,573	$13,573
Goodwill and certain other intangibles	(287)	(287)	(278)	(287)
Deferred tax assets arising from net operating loss and tax credit carryforwards (c)	(221)	(221)	(328)	(410)
Other adjustments	799	799	208	208
Common Equity Tier 1 capital	13,376	13,376	13,175	13,084
Trust preferred securities	2,493	2,493	2,490	2,490
Deferred tax assets arising from net operating loss and tax credit carryforwards	—	—	(82)	—
Other adjustments	(59)	(59)	(44)	(44)
Tier 1 capital	15,810	15,810	15,539	15,530
Qualifying subordinated debt and other instruments qualifying as Tier 2	1,030	1,030	1,109	1,109
Qualifying allowance for credit losses and other adjustments	1,189	1,189	1,243	1,243
Total capital	$18,029	$18,029	$17,891	$17,882
Risk-weighted assets (d)	$142,222	$142,503	$135,603	$135,971

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2018	2017	Favorable/(unfavorable) % change	2018	2017	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,036	$1,032	—	$2,999	$3,064	(2)
Insurance	296	287	3	833	825	1
Mortgage Finance	46	34	35	136	101	35
Corporate Finance	64	44	45	189	154	23
Corporate and Other	63	65	(3)	209	148	41
Total	$1,505	$1,462	3	$4,366	$4,292	2
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$383	$300	28	$1,033	$935	10
Insurance	55	69	(20)	93	88	6
Mortgage Finance	8	2	n/m	30	18	67
Corporate Finance	36	22	64	123	82	50
Corporate and Other	(17)	2	n/m	(25)	(26)	4
Total	$465	$395	18	$1,254	$1,097	14
n/m = not meaningful

•
Our Dealer Financial Services is one of the largest full service automotive finance operations in the country and offers a wide range of financial services and insurance products to approximately 17,900 automotive dealerships and approximately 4.3 million consumer automotive customers. Dealer Financial Services consists of two separate reportable segments—Automotive Finance and Insurance operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Our automotive finance services include providing retail installment sales contracts, loans and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, warehouse lines to companies, fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and vehicle remarketing services. Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers that originate loans and leases for their retail customers to acquire new and used vehicles. Ally and other automotive finance providers purchase these loans and leases from automotive dealers, which are independently owned businesses and are the primary customers of our automotive finance business. The automotive marketplace is dynamic and evolving and we are focused on meeting the needs of both our dealer and consumer customers and will continue to strengthen and expand upon the 17,900 dealer relationships we have. To enhance our automotive finance offerings, relationships, and digital capabilities, we recently built upon the platform acquired from the purchase of Blue Yield and introduced Clearlane, an online automotive lender exchange, expanding our direct-to-consumer capabilities and providing an end-to-end digital platform for consumers seeking financing and dealers looking to drive online sales.
The Growth channel was established to focus on developing dealer relationships beyond relationships that primarily were developed through our role as a captive finance company historically for the General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler) brands, and was expanded to include our direct-to-consumer lending offering, and other online automotive retailers. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to Ally products and services. The success of the Growth channel has been a key enabler to converting our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have over 11,000 dealer relationships, of which approximately 89% are franchised dealers (from brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda, and others) or used vehicle only retailers that have a national presence.
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

Our bulk loan purchase program acquires loans beyond our current customer base and seeks to purchase only from sellers with the financial capacity to support strong representations and warranties and who have the industry knowledge and experience to originate high-quality assets. Our bulk loan purchases are held-for-investment. During the three months and nine months ended September 30, 2018, we purchased $1.7 billion and $3.9 billion of mortgage loans that were originated by third parties. Through our direct-to-consumer channel, introduced late in 2016, we offer a variety of competitively-priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment partner. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo mortgages are originated as held-for-investment. Currently, we retain no mortgage servicing rights associated with loans that are sold. Loans that we retain are serviced by a third party.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2018	2017	Favorable/(unfavorable) % change	2018	2017	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,296	$2,088	10	$6,644	$6,226	7
Total interest expense	942	735	(28)	2,609	2,117	(23)
Net depreciation expense on operating lease assets	247	272	9	785	982	20
Net financing revenue and other interest income	1,107	1,081	2	3,250	3,127	4
Other revenue
Insurance premiums and service revenue earned	258	252	2	753	720	5
Gain on mortgage and automotive loans, net	17	15	13	19	65	(71)
Other gain on investments, net	22	23	(4)	37	73	(49)
Other income, net of losses	101	91	11	307	307	—
Total other revenue	398	381	4	1,116	1,165	(4)
Total net revenue	1,505	1,462	3	4,366	4,292	2
Provision for loan losses	233	314	26	652	854	24
Noninterest expense
Compensation and benefits expense	274	264	(4)	872	814	(7)
Insurance losses and loss adjustment expenses	77	65	(18)	241	278	13
Other operating expenses	456	424	(8)	1,347	1,249	(8)
Total noninterest expense	807	753	(7)	2,460	2,341	(5)
Income from continuing operations before income tax expense	465	395	18	1,254	1,097	14
Income tax expense from continuing operations	91	115	21	280	350	20
Net income from continuing operations	$374	$280	34	$974	$747	30
We earned net income from continuing operations of $374 million and $974 million for the three months and nine months ended September 30, 2018, respectively, compared to $280 million and $747 million for the three months and nine months ended September 30, 2017. During the three months and nine months ended September 30, 2018, results were favorably impacted by a decrease in the provision for loan losses primarily due to favorable credit performance within our consumer automotive loan portfolio, higher net financing revenue across our lending operations resulting from a continued focus on optimizing portfolio growth within our Automotive Finance operations, and growth within our Mortgage Finance and Corporate Finance operations. Higher investment securities balances and a more favorable interest rate environment also contributed to higher yields on our earning assets. Additionally, results were favorably impacted by the reduction in the U.S. federal corporate tax rate enacted as a result of the Tax Cuts and Jobs Act of 2017 (the Tax Act) and a nonrecurring tax benefit from a state tax law enactment during the three months ended September 30, 2018. These items were partially offset by higher interest expense, lower net operating lease revenue due to runoff of our legacy GM lease portfolio, and higher noninterest expense. Additionally, for the nine months ended September 30, 2018, we experienced lower gains on the sale of automotive loans and lower gains on investments, both of which were largely offset by higher insurance premiums earned and lower insurance weather-related losses.
Net financing revenue and other interest income increased $26 million and $123 million for the three months and nine months ended September 30, 2018, respectively, compared to the three months and nine months ended September 30, 2017. Within our automotive finance business, retail automotive net financing revenue continued to benefit from our efforts to reposition our origination profile to further drive capital optimization and expand risk-adjusted returns, a higher interest rate environment, and higher average retail asset levels. Commercial automotive net financing revenue also increased during both periods due to higher benchmark interest rates and an increase in non-floorplan dealer loan balances, partially offset by a decrease in average outstanding floorplan assets resulting from a reduction in the number of dealer floorplan lines and lower average dealer inventory levels. Income from our portfolio of investment securities and other earning assets, including cash and cash equivalents, increased $48 million and $152 million for the three months and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, due to both higher yields and higher balances of investment securities as we continue to utilize this portfolio to manage liquidity and generate a stable source of income. Net financing revenue and other interest income within our Mortgage Finance operations was favorably impacted by increased loan balances primarily as a result of bulk purchases of high-quality

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

jumbo and LMI mortgage loans. Net financing revenue and other interest income within our Corporate Finance operations was favorably impacted by our strategy to prudently grow assets and our product suite within existing verticals while selectively pursuing opportunities to broaden industry and product diversification. These increases to net financing revenue and other interest income were partially offset by the runoff of our legacy GM lease portfolio, which was substantially wound-down as of June 30, 2018. Additionally, total interest expense increased 28% and 23% for the three months and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. While we continue to shift borrowings toward more cost-effective deposit funding and to reduce our dependence on market-based funding through reductions in higher-cost secured and unsecured debt, interest expense increased as a result of higher market rates across all funding sources. Additionally, our overall borrowing levels were higher to support the growth in our lending operations. Our total deposit liabilities increased to $101.4 billion as of September 30, 2018, as compared to $93.3 billion as of December 31, 2017.
Insurance premiums and service revenue earned increased $6 million and $33 million for the three months and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to higher vehicle inventory insurance rates.
Gain on mortgage and automotive loans was $17 million and $19 million for the three months and nine months ended September 30, 2018, respectively, as compared to $15 million and $65 million for the same periods in 2017. The decrease for the nine months ended September 30, 2018, was due to lower levels of whole-loan sales. We continue to utilize whole-loan sales to proactively manage our credit exposure, asset levels, funding, and capital utilization, including the sale of previously written-down retail automotive loans related to consumers in Chapter 13 bankruptcy.
Other gain on investments was $22 million and $37 million for the three months and nine months ended September 30, 2018, respectively, compared to $23 million and $73 million for the same periods in 2017. The gain on investments for the three months and nine months ended September 30, 2018, includes $6 million of unrealized gains and $26 million of unrealized losses, respectively, due to changes in the fair value of our portfolio of equity securities. Beginning January 1, 2018, as a result of a change in accounting principles, unrealized gains and losses on equity securities are included in net income. Refer to Note 1 to the Condensed Consolidated Financial Statements for further discussion. Additionally, the decrease for the nine months ended September 30, 2018, was attributable to higher sales of investment securities in 2017 that did not recur in the current period.
The provision for loan losses was $233 million and $652 million for the three months and nine months ended September 30, 2018, respectively, compared to $314 million and $854 million for the same periods in 2017. The decreases in provision for loan losses were primarily driven by our consumer automotive portfolio where we experienced strong overall credit performance driven by favorable macroeconomic trends including low unemployment, as well as continued disciplined underwriting and higher recoveries on charge-offs driven by improved used vehicle values. Additionally, our automotive and mortgage loan portfolios were impacted by $53 million of additional reserves associated with the estimated impacts of hurricanes Harvey and Irma during the third quarter of 2017. These items were partially offset by asset growth in our consumer automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion.
Noninterest expense was $807 million and $2.5 billion for the three months and nine months ended September 30, 2018, respectively, compared to $753 million and $2.3 billion for the same periods in 2017. The increases were driven by expenses related to supporting the growth of our retail deposits and consumer loan portfolios. We also continue to make investments in product expansion initiatives in our direct-to-consumer mortgage offering, in our technology platform to enhance the customer experience and expand our digital capabilities, and in marketing activities to promote brand awareness. Additionally, compensation and benefits expense was impacted by a one-time tax reform-related bonus paid to eligible Ally employees during the first quarter of 2018, as well as certain employee separation expenses incurred during the second quarter of 2018. The increase for the nine months ended September 30, 2018, was partially offset by lower insurance losses and loss adjustment expenses, primarily driven by lower weather-related losses.
We recognized total income tax expense from continuing operations of $91 million and $280 million for the three months and nine months ended September 30, 2018, respectively, compared to $115 million and $350 million for the same periods in 2017. The decreases in income tax expense for the three months and nine months ended September 30, 2018, compared to the same periods in 2017, were primarily driven by the reduction in the U.S. federal corporate tax rate enacted as a result of the Tax Act and a nonrecurring tax benefit from the release of valuation allowance against state net operating loss carryforwards as a result of a state tax law enactment in the third quarter of 2018. This decrease was partially offset by the tax effects of an increase in pretax earnings, nondeductible Federal Deposit Insurance Corporation (FDIC) premiums as a result of the Tax Act, and a nonrecurring tax benefit in 2017 from the release of valuation allowance against our capital-in-nature deferred tax assets and foreign tax credit carryforwards.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2018	2017	Favorable/(unfavorable) % change	2018	2017	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,097	$987	11	$3,167	$2,873	10
Commercial	381	341	12	1,094	970	13
Loans held-for-sale	1	—	n/m	1	—	n/m
Operating leases	368	434	(15)	1,124	1,465	(23)
Other interest income	2	2	—	5	5	—
Total financing revenue and other interest income	1,849	1,764	5	5,391	5,313	1
Interest expense	646	542	(19)	1,816	1,557	(17)
Net depreciation expense on operating lease assets	247	272	9	785	982	20
Net financing revenue and other interest income	956	950	1	2,790	2,774	1
Other revenue
Gain on automotive loans, net	18	14	29	18	73	(75)
Other income	62	68	(9)	191	217	(12)
Total other revenue	80	82	(2)	209	290	(28)
Total net revenue	1,036	1,032	—	2,999	3,064	(2)
Provision for loan losses	229	312	27	658	846	22
Noninterest expense
Compensation and benefits expense	120	124	3	381	378	(1)
Other operating expenses	304	296	(3)	927	905	(2)
Total noninterest expense	424	420	(1)	1,308	1,283	(2)
Income from continuing operations before income tax expense	$383	$300	28	$1,033	$935	10
Total assets	$114,675	$112,141	2	$114,675	$112,141	2
n/m = not meaningful

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Components of net operating lease revenue, included in amounts above, were as follows.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2018	2017	Favorable/(unfavorable) % change	2018	2017	Favorable/(unfavorable) % change
Net operating lease revenue
Operating lease revenue	$368	$434	(15)	$1,124	$1,465	(23)
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains)	274	323	15	846	1,062	20
Remarketing gains, net	(27)	(51)	(47)	(61)	(80)	(24)
Net depreciation expense on operating lease assets	247	272	9	785	982	20
Total net operating lease revenue	$121	$162	(25)	$339	$483	(30)
Investment in operating leases, net	$8,578	$8,931	(4)	$8,578	$8,931	(4)
The following table presents the average balance and yield of the loan and lease portfolios of our Automotive Financing operations.

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
($ in millions)	Average balance	Yield	Average balance	Yield	Average balance	Yield	Average balance	Yield
Finance receivables and loans, net (a) (b)
Consumer automotive (c)	$70,547	6.20%	$66,909	5.82%	$69,745	6.06%	$66,166	5.76%
Commercial
Wholesale floorplan	28,381	4.35	31,107	3.56	29,013	4.10	32,130	3.30
Other commercial automotive (d)	6,070	4.71	5,891	4.18	6,112	4.53	5,750	4.12
Investment in operating leases, net (e)	8,634	5.56	9,320	6.90	8,615	5.26	10,114	6.38

(a)	Average balances are calculated using a daily average methodology.

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

(e)
Yield includes gains on the sale of off-lease vehicles of $27 million and $61 million for three months and nine months ended September 30, 2018, respectively, compared to $51 million and $80 million for the three months and nine months ended September 30, 2017. Excluding these gains on sale, the annualized yield would be 4.32% and 4.30% for the three months and nine months ended September 30, 2018, respectively, compared to 4.73% and 5.33% for three months and nine months ended September 30, 2017.

Our Automotive Finance operations earned income from continuing operations before income tax expense of $383 million and $1.0 billion for the three months and nine months ended September 30, 2018, respectively, compared to $300 million and $935 million for the three months and nine months ended September 30, 2017. During the three months and nine months ended September 30, 2018, we continued to focus on repositioning our origination profile to further drive capital optimization, and expanding risk-adjusted returns. As a result, we experienced higher consumer financing revenue primarily due to an increase in consumer portfolio yields and asset levels. We also experienced higher commercial financing revenue due to higher yields resulting from higher benchmark interest rates, partially offset by a decrease in asset balances. Results were also favorably impacted by a decrease in provision for loan losses primarily due to favorable credit performance within our consumer loan portfolio. Results were unfavorably impacted by a decrease in net operating lease revenue from the runoff of our legacy GM lease portfolio, and higher interest expense due to higher benchmark rates. For the nine months ended September 30, 2018, results were also unfavorably impacted by lower gains on automotive loan sales.
Consumer financing revenue increased $110 million and $294 million for the three months and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increases were primarily due to improved portfolio yields as a result of our continued focus on expanding risk-adjusted returns, a higher interest rate environment, and higher average retail asset levels resulting from sustained asset growth.
Commercial financing revenue increased $40 million and $124 million for the three months and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increases were primarily due to higher yields resulting from higher benchmark interest rates and an increase in non-floorplan dealer loan balances, partially offset by a decrease in average outstanding floorplan assets resulting from a reduction in the number of dealer floorplan lines and lower average dealer inventory levels.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Interest expense was $646 million and $1.8 billion for the three months and nine months ended September 30, 2018, respectively, compared to $542 million and $1.6 billion for the same periods in 2017. The increases were primarily due to higher funding costs as a result of a rising interest rate environment.
During both the three months and nine months ended September 30, 2018, we recorded a gain of $18 million from the sale of automotive loans, compared to gains of $14 million and $73 million, respectively, for the same periods in 2017. We continue to utilize whole-loan sales to proactively manage our credit exposure, asset levels, funding, and capital utilization, including the sale of previously written-down retail automotive loans related to consumers in Chapter 13 bankruptcy.
Other income decreased 9% and 12% for the three months and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decreases were primarily due to a decrease in servicing fee income resulting from lower levels of off-balance sheet retail serviced assets, as well as a decrease in remarketing fee income primarily resulting from lower lease termination volumes.
Total net operating lease revenue decreased $41 million and $144 million for the three months and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decreases were primarily due to the runoff of our legacy GM lease portfolio, which was substantially wound-down as of June 30, 2018. We recognized remarketing gains of $27 million and $61 million for the three months and nine months ended September 30, 2018, respectively, compared to gains of $51 million and $80 million for the same periods in 2017. Refer to the Lease Residual Risk Management section of this MD&A for further discussion.
The provision for loan losses was $229 million and $658 million for the three months and nine months ended September 30, 2018, respectively, compared to $312 million and $846 million for the same periods in 2017. The decreases in provision for loan losses for the three months and nine months ended September 30, 2018, were primarily driven by our consumer automotive portfolio where we experienced strong overall credit performance driven by favorable macroeconomic trends including low unemployment, as well as continued disciplined underwriting and higher recoveries on charge-offs driven by improved used vehicle values. Additionally, results were impacted by $48 million of additional reserves associated with the estimated impacts of hurricanes Harvey and Irma during the three months ended September 30, 2017. These items were partially offset by asset growth in the consumer automotive loan portfolio. Refer to the Risk Management section of this MD&A for further discussion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing
For the three months and nine months ended September 30, 2018, our portfolio yield for consumer automotive loans has increased 38 and 30 basis points, respectively, relative to the same periods in 2017, while continuing to maintain consistent, disciplined underwriting within our new and used retail originations. We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates at the time of origination, anticipated operating costs, and targeted return on equity. The increases in rates on recent loan originations were primarily the result of a higher interest rate environment and our strategy to increase our targeted return on equity through a focused deployment of stockholder capital. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.5 billion, or approximately 12.1% of our total consumer automotive loans at September 30, 2018, as compared to $8.8 billion, or approximately 12.9% of our total consumer automotive loans at December 31, 2017.
The following table presents retail loan originations by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended September 30, 2018
S	$1.1	26	737	$1.3	45	744
A	1.9	44	676	1.1	38	675
B	1.0	23	645	0.4	14	645
C	0.3	7	614	0.1	3	614
Total retail originations	$4.3	100	681	$2.9	100	698
Three months ended September 30, 2017
S	$1.0	28	745	$1.7	47	755
A	1.6	44	667	1.3	36	669
B	0.9	25	641	0.5	14	641
C	0.1	3	605	0.1	3	610
Total retail originations	$3.6	100	680	$3.6	100	703
Nine months ended September 30, 2018
S	$3.8	27	738	$4.7	47	746
A	6.0	43	675	3.6	37	675
B	3.3	24	644	1.4	14	645
C	0.9	6	611	0.3	2	614
Total retail originations	$14.0	100	681	$10.0	100	701
Nine months ended September 30, 2017
S	$3.0	25	753	$4.7	43	761
A	5.4	46	665	4.1	38	669
B	2.9	25	640	1.7	16	641
C	0.5	4	607	0.3	3	610
Total retail originations	$11.8	100	678	$10.8	100	701

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

The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
0–71	20%	20%	20%	19%
72–75	67	66	67	67
76 +	13	14	13	14
Total retail originations (a)	100%	100%	100%	100%

(a)	Excludes RV loans.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Retail originations with a term of 76 months or more represented 13% of total retail originations for both the three months and nine months ended September 30, 2018, compared to 14% for both of the same periods in 2017. Substantially all of the loans originated with a term of 76 months or more during the three months and nine months ended September 30, 2018, and 2017, were considered to be prime and in credit tiers S, A, or B. We define prime retail automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.
The following table presents the percentage of total outstanding retail loans by origination year.

September 30,	2018	2017
Pre-2014	2%	6%
2014	5	8
2015	12	22
2016	20	33
2017	30	31
2018	31	—
Total	100%	100%
The 2018, 2017, and 2016 vintages comprise 81% of the overall retail portfolio as of September 30, 2018, and have higher average buy rates than older vintages.
The following tables present the total retail loan and lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2018	2017	2018	2017
Used retail	$4,279	$3,640	52	45
New retail standard	2,753	3,537	34	43
Lease	977	922	12	11
New retail subvented	136	41	2	1
Total consumer automotive financing originations (a)	$8,145	$8,140	100	100

(a)
Includes Commercial Services Group (CSG) originations of $837 million and $849 million for the three months ended September 30, 2018, and 2017, respectively, and RV originations of $48 million and $106 million for the three months ended September 30, 2018, and 2017, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2018	2017	2018	2017
Used retail	$13,972	$11,856	51	46
New retail standard	9,724	10,667	36	42
Lease	3,252	2,961	12	12
New retail subvented	240	120	1	—
Total consumer automotive financing originations (a)	$27,188	$25,604	100	100

(a)
Includes CSG originations of $2.7 billion for both the nine months ended September 30, 2018, and 2017, respectively, and RV originations of $238 million and $367 million for the nine months ended September 30, 2018, and 2017, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2018	2017	2018	2017
Growth channel	$3,815	$3,270	47	40
Chrysler dealers	2,244	2,261	27	28
GM dealers	2,086	2,609	26	32
Total consumer automotive financing originations	$8,145	$8,140	100	100

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2018	2017	2018	2017
Growth channel	$12,316	$10,266	45	40
GM dealers	7,472	8,018	28	31
Chrysler dealers	7,400	7,320	27	29
Total consumer automotive financing originations	$27,188	$25,604	100	100
During the three months and nine months ended September 30, 2018, total consumer originations increased $5 million and $1.6 billion, respectively, compared to the same periods in 2017. The increases were primarily due to larger volume from the Growth channel, with our continued focus on obtaining appropriate risk-adjusted returns.
We have included origination metrics by loan term and FICO® Score within this MD&A. However, the proprietary way we evaluate risk is based on multiple inputs as described in the section titled Automotive Financing Volume — Acquisition and Underwriting within the MD&A in our 2017 Annual Report on Form 10-K.
The following tables present the percentage of retail loan and lease originations, in dollars, by FICO® Score and product type.

	Used retail		New retail		Lease
Three months ended September 30,	2018	2017	2018	2017	2018	2017
740 +	18%	19%	24%	29%	49%	47%
660–739	39	37	34	32	34	37
620–659	27	29	22	21	10	10
540–619	12	12	6	7	5	4
< 540	1	1	1	1	—	—
Unscored (a)	3	2	13	10	2	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%

(a)	Unscored are primarily CSG contracts with entities that have no FICO® Score.

	Used retail		New retail		Lease
Nine months ended September 30,	2018	2017	2018	2017	2018	2017
740 +	18%	18%	26%	28%	49%	45%
660–739	39	37	34	32	34	39
620–659	28	29	21	21	10	10
540–619	12	13	6	7	5	4
< 540	1	1	1	1	—	—
Unscored (a)	2	2	12	11	2	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%

(a)	Unscored are primarily CSG contracts with entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 10% of total consumer originations for both the three months and nine months ended September 30, 2018, as compared to 10% and 11% for the three months and nine months ended September 30, 2017, respectively. Consumer loans and leases with FICO® Scores of less than 540 continued to comprise only 1% of total originations for the three months and nine months ended September 30, 2018. Nonprime applications that are not automatically declined by our proprietary credit-scoring models for risk reasons are manually reviewed and decisioned by an experienced underwriting team. The nonprime portfolio is subject to more stringent underwriting criteria for certain loan attributes (e.g., payment-to-income, mileage, and maximum amount financed) and generally does not include any loans with a term of 76 months or more. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
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

	Average balance		Average balance
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
GM new vehicles	42%	52%	42%	51%
Chrysler new vehicles	33	24	31	25
Growth new vehicles	13	13	14	13
Used vehicles	12	11	13	11
Total	100%	100%	100%	100%
Total commercial wholesale finance receivables	$28,381	$31,107	$29,013	$32,130
Average commercial wholesale financing receivables outstanding decreased $2.7 billion and $3.1 billion during the three months and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decreases were primarily driven by a reduction in the number of dealer relationships due to the competitive environment across the automotive lending market, as well as lower dealer inventory levels during the period. Dealer inventory levels are dependent on a number of factors including manufacturer production schedules and vehicle mix, sales incentives, and industry sales—all of which can influence future wholesale balances.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term loans and automotive fleet financing. Automotive dealer term loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate and/or other dealership assets, and are typically personally guaranteed by the individual owners of the dealership. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. Other commercial automotive loans, inclusive of our commercial lease portfolio, increased 3% and 6% for the three months and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, to an average of $6.1 billion for both three months and nine months ended September 30, 2018.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2018	2017	Favorable/(unfavorable) % change	2018	2017	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$258	$252	2	$753	$720	5
Interest and dividends on investment securities and cash and cash equivalents, net (a)	14	15	(7)	39	44	(11)
Other gain on investments, net (b)	22	19	16	33	55	(40)
Other income	2	1	100	8	6	33
Total insurance premiums and other income	296	287	3	833	825	1
Expense
Insurance losses and loss adjustment expenses	77	65	(18)	241	278	13
Acquisition and underwriting expense
Compensation and benefits expense	18	17	(6)	57	54	(6)
Insurance commissions expense	113	106	(7)	332	309	(7)
Other expenses	33	30	(10)	110	96	(15)
Total acquisition and underwriting expense	164	153	(7)	499	459	(9)
Total expense	241	218	(11)	740	737	—
Income (loss) from continuing operations before income tax expense	$55	$69	(20)	$93	$88	6
Total assets	$7,776	$7,432	5	$7,776	$7,432	5
Insurance premiums and service revenue written	$323	$272	19	$876	$732	20
Combined ratio (c)	92.6%	86.0%		97.2%	101.5%

(a)
Includes interest expense of $17 million and $49 million for the three months and nine months ended September 30, 2018, respectively, and $13 million and $37 million for the three months and nine months ended September 30, 2017. Amounts for the three months and nine months ended September 30, 2017, were adjusted to include $2 million and $5 million, respectively, of interest on cash and cash equivalents previously classified as other income to conform to the current period presentation.

(b)
Includes unrealized gains on equity securities of $7 million for the three months ended September 30, 2018, and unrealized losses of $21 million for the nine months ended September 30, 2018. These are included in net income as a result of the adoption of Accounting Standards Update (ASU) 2016-01 on January 1, 2018.

(c)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Our Insurance operations earned income from continuing operations before income tax expense of $55 million and $93 million for the three months and nine months ended September 30, 2018, respectively, compared to income of $69 million and $88 million for the three months and nine months ended September 30, 2017. The decrease for the three months ended September 30, 2018, was primarily driven by higher non-weather-related losses. The increase for the nine months ended September 30, 2018, was primarily driven by lower weather-related losses and higher vehicle inventory insurance rates. This increase was partially offset by unrealized losses on investments of $21 million related to the decrease in fair value of equity securities. As further described in Note 1 to the Condensed Consolidated Financial Statements, we adopted ASU 2016-01 on January 1, 2018, which requires that equity investments be measured at fair value with changes in fair value recognized in net income instead of through other comprehensive (loss) income.
Insurance premiums and service revenue earned was $258 million and $753 million for the three months and nine months ended September 30, 2018, respectively, compared to $252 million and $720 million for the three months and nine months ended September 30, 2017. The increase for the three months and nine months ended September 30, 2018, was primarily due to higher vehicle inventory insurance rates.
Insurance losses and loss adjustment expenses totaled $77 million and $241 million for the three months and nine months ended September 30, 2018, respectively, compared to $65 million and $278 million for the same periods in 2017. The increase for the three months ended September 30, 2018, was primarily driven by higher non-weather-related losses, including VSC and GAP losses, which primarily drove the increase in the combined ratio to 92.6% for the three months ended September 30, 2018, as compared to 86.0% during the same period in

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

2017. The decrease for the nine months ended September 30, 2018, was primarily driven by higher weather-related losses incurred during the three months ended March 31, 2017, prior to entering into a reinsurance agreement in April 2017. The decrease in weather-related losses contributed to a decline in the combined ratio to 97.2% for the nine months ended September 30, 2018, down from 101.5% during the same period in 2017. In April 2018, we renewed our annual reinsurance program and continue to utilize this coverage to manage our risk of weather-related loss.
Premium and Service Revenue Written
The following table summarizes premium and service revenue written by insurance product.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Vehicle service contracts
New retail	$121	$122	$352	$333
Used retail	145	119	419	351
Reinsurance (a)	(38)	(53)	(127)	(153)
Total vehicle service contracts (b)	228	188	644	531
Vehicle inventory insurance	68	58	157	130
Other finance and insurance (c)	27	26	75	71
Total	$323	$272	$876	$732

(a)	Reinsurance represents the transfer of premiums and risk from an Ally insurance company to a third-party insurance company.

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
Insurance premiums and service revenue written was $323 million and $876 million for the three months and nine months ended September 30, 2018, respectively, compared to $272 million and $732 million for the same periods in 2017. The increase for the three months and nine months ended September 30, 2018, was primarily due to higher vehicle inventory insurance rates, higher VSC volume, and lower dealer reinsurance participation.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	September 30, 2018	December 31, 2017
Cash
Noninterest-bearing cash	$263	$298
Interest-bearing cash	880	983
Total cash	1,143	1,281
Equity securities	503	518
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	546	380
U.S. States and political subdivisions	765	773
Foreign government	155	154
Agency mortgage-backed residential	732	613
Mortgage-backed residential	142	174
Mortgage-backed commercial	3	22
Corporate debt	1,259	1,256
Total available-for-sale securities	3,602	3,372
Total cash and securities	$5,248	$5,171

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2018	2017	Favorable/(unfavorable) % change	2018	2017	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$126	$78	62	$345	$221	56
Interest expense	82	46	(78)	214	123	(74)
Net financing revenue and other interest income	44	32	38	131	98	34
Gain on mortgage loans, net	2	1	100	4	2	100
Other income, net of losses	—	1	(100)	1	1	—
Total other revenue	2	2	—	5	3	67
Total net revenue	46	34	35	136	101	35
Provision for loan losses	2	4	50	4	6	33
Noninterest expense
Compensation and benefits expense	8	6	(33)	24	16	(50)
Other operating expenses	28	22	(27)	78	61	(28)
Total noninterest expense	36	28	(29)	102	77	(32)
Income from continuing operations before income tax expense	$8	$2	n/m	$30	$18	67
Total assets	$14,896	$9,804	52	$14,896	$9,804	52
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $8 million and $30 million for the three months and nine months ended September 30, 2018, respectively, compared to $2 million and $18 million for the three months and nine months ended September 30, 2017. The increases for the three months and nine months ended September 30, 2018, were primarily due to increases in net financing revenue and other interest income driven by increased portfolio loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans, direct-to-consumer originations, an increase in the gain on sale of mortgage loans, and a decrease in the provision for loan losses. The increases were partially offset by higher noninterest expense driven by continued build out of the direct-to-consumer offering and asset growth.
Net financing revenue and other interest income was $44 million and $131 million for the three months and nine months ended September 30, 2018, respectively, compared to $32 million and $98 million for the three months and nine months ended September 30, 2017. The increases in net financing revenue and other interest income were primarily due to increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans. During the three months and nine months ended September 30, 2018, we purchased $1.7 billion and $3.9 billion, respectively, of mortgage loans that were originated by third parties, compared to $1.2 billion and $2.3 billion for the same periods in 2017.
Gain on sale of mortgage loans, net, was $2 million and $4 million for the three months and nine months ended September 30, 2018, respectively, compared to $1 million and $2 million for the three months and nine months ended September 30, 2017. The increases were a result of higher direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment partner.
The provision for loan losses decreased $2 million for both the three months and nine months ended September 30, 2018, compared to the same periods in 2017. The decreases were primarily due to reserve increases in the prior year associated with the hurricanes experienced in the third quarter of 2017. The portfolio continues to demonstrate strong credit performance consistent with expectations.
Total noninterest expense was $36 million and $102 million for the three months and nine months ended September 30, 2018, respectively, compared to $28 million and $77 million for the three months and nine months ended September 30, 2017. The increases were driven by continued expansion of the direct-to-consumer offering and asset growth.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the total unpaid principal balance (UPB) of purchases and originations of consumer mortgages held-for-investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended September 30, 2018
740 +	$1,469	80
720–739	206	11
700–719	154	9
680–699	3	—
Total consumer mortgage financing volume	$1,832	100
Three months ended September 30, 2017
740 +	$1,009	83
720–739	121	10
700–719	79	6
680–699	7	1
660–679	4	—
Total consumer mortgage financing volume	$1,220	100
Nine months ended September 30, 2018
740 +	$3,344	80
720–739	450	11
700–719	332	8
680–699	65	1
660–679	1	—
Total consumer mortgage financing volume	$4,192	100
Nine months ended September 30, 2017
740 +	$1,965	83
720–739	249	10
700–719	136	6
680–699	18	1
660–679	10	—
Total consumer mortgage financing volume	$2,378	100
The following table presents the net UPB, net UPB as a percentage of total, weighted-average coupon (WAC), premium net of discounts, loan-to-value (LTV), and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
September 30, 2018
Adjustable-rate	$2,887	20	3.39%	$39	55.96%	773
Fixed-rate	11,665	80	4.12	249	62.04	772
Total	$14,552	100	3.97	$288	60.84	772
December 31, 2017
Adjustable-rate	$2,579	23	3.35%	$42	56.82%	774
Fixed-rate	8,824	77	4.02	212	62.02	771
Total	$11,403	100	3.87	$254	60.84	772

(a)	Represents UPB net of charge-offs.

(b)	Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.

(c)	Updated to reflect changes in credit score since loan origination.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2018	2017	Favorable/(unfavorable) % change	2018	2017	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$79	$62	27	$237	$186	27
Interest on loans held-for-sale	3	—	n/m	8	—	n/m
Interest expense	32	23	(39)	92	65	(42)
Net financing revenue and other interest income	50	39	28	153	121	26
Total other revenue	14	5	180	36	33	9
Total net revenue	64	44	45	189	154	23
Provision for loan losses	8	3	(167)	2	15	87
Noninterest expense
Compensation and benefits expense	13	12	(8)	40	36	(11)
Other operating expenses	7	7	—	24	21	(14)
Total noninterest expense	20	19	(5)	64	57	(12)
Income from continuing operations before income tax expense	$36	$22	64	$123	$82	50
Total assets	$4,459	$3,699	21	$4,459	$3,699	21
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $36 million and $123 million for the three months and nine months ended September 30, 2018, respectively, compared to $22 million and $82 million for the same periods in 2017. The increases were due primarily to higher asset levels driven by our strategy to prudently grow the loan portfolio and expand our product suite while selectively pursuing opportunities to broaden industry and product breadth. Additionally, for the three months ended September 30, 2018, results were favorably impacted by higher syndication and fee income, partially offset by higher provision expense. For the nine months ended September 30, 2018, results were favorably impacted by lower provision expense due primarily to improved overall credit performance as well as higher syndication and other fee income partially, offset by lower investment-related income primarily driven by an $11 million gain on an equity investment during the first quarter of 2017.
Net financing revenue and other interest income was $50 million and $153 million for the three months and nine months ended September 30, 2018, respectively, compared to $39 million and $121 million for the same periods in 2017. The increase was primarily due to the growth of our lending portfolio, represented by an 18% increase in the gross carrying value of finance receivables and loans as of September 30, 2018, compared to September 30, 2017.
Other revenue was $14 million and $36 million for the three months and nine months ended September 30, 2018, respectively, compared to $5 million and $33 million for the same periods in 2017. The increases for the three months and nine months ended September 30, 2018, were primarily driven by higher syndication and other fee income. For the nine months ended September 30, 2018, these increases were partially offset by an $11 million realized gain on the sale of an equity investment during the first quarter of 2017 and a $6 million unrealized loss on equity investments for the nine months ended September 30, 2018, following the adoption of ASU 2016-01 on January 1, 2018, which requires that equity investments be measured at fair value with changes in fair value recognized in net income.
The provision for loan losses increased $5 million and decreased $13 million for the three months and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase for the three months ended September 30, 2018, was primarily driven by higher provision expense for individually impaired loans. The decrease for the nine months ended September 30, 2018, was primarily due to improved overall credit performance in the portfolio as well as a $6 million recovery of a previously charged-off loan in the second quarter of 2018. This was partially offset by higher specific reserves for individually impaired loans.
Total noninterest expense was $20 million and $64 million for the three months and nine months ended September 30, 2018, respectively, compared to $19 million and $57 million for the same periods in 2017. The increases were primarily due to higher compensation and benefits expense and other noninterest costs associated with growth in the business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Credit Portfolio
The following table presents loans held-for-sale, the gross carrying value of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations.

($ in millions)	September 30, 2018	December 31, 2017
Loans held-for-sale, net	$112	$77
Finance receivables and loans	4,356	3,910
Unfunded lending commitments (a)	1,713	1,813
Total serviced loans	5,152	3,893

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

	September 30, 2018	December 31, 2017
Industry
Services	31.7%	31.0%
Health services	16.2	15.6
Automotive and transportation	12.4	10.3
Wholesale	8.4	8.7
Chemicals and metals	6.0	5.0
Food and beverages	5.6	4.1
Other manufactured products	5.4	7.1
Machinery, equipment, and electronics	5.1	7.9
Paper, printing, and publishing	2.9	3.0
Retail trade	2.6	2.6
Other	3.7	4.7
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2018	2017	Favorable/(unfavorable) % change	2018	2017	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$25	$18	39	$56	$52	8
Interest on loans held-for-sale	—	—	n/m	1	—	n/m
Interest and dividends on investment securities and other earning assets	169	131	29	481	361	33
Interest on cash and cash equivalents	16	9	78	43	18	139
Other, net	(2)	(2)	—	(6)	(6)	—
Total financing revenue and other interest income	208	156	33	575	425	35
Interest expense
Original issue discount amortization (b)	25	23	(9)	74	66	(12)
Other interest expense (c)	140	88	(59)	364	269	(35)
Total interest expense	165	111	(49)	438	335	(31)
Net financing revenue and other interest income	43	45	(4)	137	90	52
Other revenue
Loss on mortgage and automotive loans, net	(3)	—	—	(3)	(10)	70
Other gain on investments, net	1	4	(75)	8	18	(56)
Other income, net of losses	22	16	38	67	50	34
Total other revenue	20	20	—	72	58	24
Total net revenue	63	65	(3)	209	148	41
Provision for loan losses	(6)	(5)	20	(12)	(13)	(8)
Total noninterest expense (d)	86	68	(26)	246	187	(32)
(Loss) income from continuing operations before income tax expense	$(17)	$2	n/m	$(25)	$(26)	4
Total assets	$31,295	$30,937	1	$31,295	$30,937	1
n/m = not meaningful

(a)	Primarily related to financing revenue from our legacy mortgage portfolio and impacts related to hedging activities associated with our consumer automotive loan portfolio.

(b)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.

(d)
Includes reductions of $208 million and $634 million for the three months and nine months ended September 30, 2018, respectively, and $194 million and $606 million for the three months and nine months ended September 30, 2017, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining amortization of the original issue discount at September 30, 2018.

Year ended December 31, ($ in millions)	2018	2019	2020	2021	2022	2023 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$1,135	$1,097	$1,058	$1,015	$968	$—
Total amortization (b)	26	38	39	43	47	968	$1,161

(a)	The maximum annual scheduled amortization for any individual year is $152 million in 2030.

(b)	The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other incurred a loss from continuing operations before income tax expense of $17 million and $25 million for the three months and nine months ended September 30, 2018, respectively, compared to income of $2 million and a loss of $26 million for the three months and nine months ended September 30, 2017. The decrease in income for the three months ended September 30, 2018, was due to higher interest expense driven primarily by higher funding costs and higher noninterest expenses due primarily to support growth in the business. These items were partially offset by higher financing revenue and other interest income due primarily to higher investment security yields and balances and increased interest rates on cash and cash equivalents. The decrease in loss for the nine months ended September 30, 2018, was primarily driven by higher investment security yields and balances and higher interest on cash and cash equivalents which was largely offset by higher funding costs and higher noninterest expenses to support the growth in the business.
Financing revenue and other interest income was $208 million and $575 million for the three months and nine months ended September 30, 2018, respectively, compared to $156 million and $425 million for the three months and nine months ended September 30, 2017. The increase was primarily driven by increased interest and dividends from investment securities and other earning assets compared to 2017, primarily as a result of higher yields and growth in the size of the investment portfolio. Results for the three months and nine months ended September 30, 2018, were also favorably impacted by increases in interest on cash and cash equivalents, as a result of higher yields.
Total interest expense was $165 million and $438 million for the three months and nine months ended September 30, 2018, respectively, compared to $111 million and $335 million for the three months and nine months ended September 30, 2017. The increases were primarily driven by increased interest on deposits resulting from higher market rates and deposit growth as well as increased LIBOR rates on secured borrowings. The increase was partially offset by a decrease in higher-cost unsecured borrowings as maturities are replaced with lower cost funding.
Total other revenue was $20 million and $72 million for the three months and nine months ended September 30, 2018, respectively, compared to $20 million and $58 million for the three months and nine months ended September 30, 2017, respectively. The increase for the nine months ended September 30, 2018, was primarily due to lower losses on the retirement of debt and favorable derivative activity in the current year. Results for the nine months ended September 30, 2018, were also favorably impacted by a lower loss on mortgage and automotive loans, net, driven by the sales of automotive loans in both periods and the corresponding impact to the Corporate and Other segment as a result of our FTP methodology. The increase was partially offset by a lower gain on investments, net, primarily as a result of higher sales of investment securities in 2017 that did not recur in the current period.
Noninterest expense was $86 million and $246 million for the three months and nine months ended September 30, 2018, respectively, compared to $68 million and $187 million for the three months and nine months ended September 30, 2017. The increases were primarily due to higher compensation and benefit costs and other operating expenses to support growth in the business. Additionally, expenses increased as a result of a one-time tax reform-related bonus paid to eligible Ally employees during the nine months ended September 30, 2018.
Total assets were $31.3 billion as of September 30, 2018, compared to $30.9 billion as of September 30, 2017. The increase was primarily the result of growth in our available-for-sale and held-to-maturity securities portfolios. The increase was partially offset by a reduction of cash and cash equivalents and the continued runoff of our legacy mortgage portfolio. At September 30, 2018, the gross carrying value of the legacy mortgage portfolio was $1.7 billion, compared to $2.3 billion at September 30, 2017.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	September 30, 2018	December 31, 2017
Cash
Noninterest-bearing cash	$516	$523
Interest-bearing cash	2,090	2,425
Total cash	2,606	2,948
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,358	1,397
U.S. States and political subdivisions	100	81
Agency mortgage-backed residential	15,282	13,678
Mortgage-backed residential	2,419	2,320
Mortgage-backed commercial	628	519
Asset-backed	733	936
Total available-for-sale securities	20,520	18,931
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	2,090	1,829
Asset-backed retained notes	49	36
Total held-to-maturity securities	2,139	1,865
Total cash and securities	$25,265	$23,744
Ally Invest
In May 2017, we launched Ally Invest, our digital brokerage and wealth management offering that combines the platform we acquired from the June 2016 acquisition of TradeKing with our award-winning online banking products in a single, convenient customer experience that provides low-cost investing with competitive deposit products. The following table presents the trading days and average customer trades per day during each respective quarter and the number of funded accounts, total net customer assets, and total customer cash balances as of the last five quarters.

	3rd quarter 2018	2nd quarter 2018	1st quarter 2018	4th quarter 2017	3rd quarter 2017
Trading days (a)	62.5	64.0	61.0	62.5	62.5
Average customer trades per day (in thousands)	19.1	18.0	21.8	16.8	15.5
Funded accounts (b) (in thousands)	287	271	259	245	239
Total net customer assets ($ in millions)	$6,608	$5,990	$5,473	$5,354	$5,203
Total customer cash balances ($ in millions)	$1,178	$1,166	$1,111	$1,144	$1,168

(a)	Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.

(b)	Represents open and funded brokerage accounts.
Average customer trades per day increased during the third quarter of 2018 primarily due to funded account growth. Average customer trades per day of 19.1 thousand represented a 6% increase from the prior quarter and a 23% increase from the prior year. Additionally, funded accounts have increased since our acquisition of TradeKing as a result of continued focus on marketing campaigns, while net customer assets have increased due to market appreciation and growth in funded accounts.

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

•
Independent risk management — Responsible for establishing and maintaining our risk-management framework and promulgating it enterprise-wide. Independent risk management also provides an objective, critical assessment of risks and—through oversight, effective challenge, and other means—evaluates whether Ally remains aligned with its risk appetite.

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

•
Compliance risk — The risk of legal or regulatory sanctions, financial loss, or damage to reputation resulting from failure to comply with laws, regulations, rules, other regulatory requirements, or codes of conduct and other standards of self-regulatory organizations applicable to the banking organization (applicable rules and standards).

•
Conduct risk — The risk of customer harm, employee harm, reputational damage, regulatory sanction, or financial loss resulting from the behavior of our employees and contractors toward customers, counterparties, other employees and contractors, or the markets in which we operate.

Our risk-governance structure starts within each business line, including committees established to oversee risk in their respective areas. The business lines are responsible for their risk-based performance and compliance with risk-management policies and applicable law.
The independent risk-management function is accountable for independently identifying, monitoring, measuring, and reporting on our various risks and for designing an effective risk-management framework and structure. The independent risk-management function is also responsible for developing, maintaining, and implementing enterprise risk-management policies. In addition, the Enterprise Risk Management Committee (ERMC) is responsible for supporting the Chief Risk Officer’s oversight of senior management’s responsibility to execute on our strategy within our risk appetite set by the RC and the Chief Risk Officer’s implementation of our independent risk-management program. The Chief Risk Officer reports to the RC, as well as administratively to the Chief Executive Officer.
All business lines are subject to full and unrestricted audits by Audit Services. The Chief Audit Executive reports to the Audit Committee of the Board (AC), as well as administratively to the Chief Executive Officer, and is primarily responsible for assisting the AC in fulfilling its

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

governance and oversight responsibilities. Audit Services is granted free and unrestricted access to any and all of our records, physical properties, technologies, management, and employees.
In addition, our Loan Review Group provides an independent assessment of the quality of our extensions of credit and credit-risk-management practices, and all business lines that create or influence credit risk are subject to full and unrestricted reviews by the Loan Review Group. This group is also granted free and unrestricted access to any and all of our records, physical properties, technologies, management and employees, and reports its findings directly to the RC.
Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	September 30, 2018	December 31, 2017
Finance receivables and loans
Automotive Finance	$105,621	$105,129
Mortgage Finance	14,840	11,657
Corporate Finance	4,356	3,910
Corporate and Other (a)	1,788	2,197
Total finance receivables and loans	126,605	122,893
Loans held-for-sale
Automotive Finance	255	—
Mortgage Finance (b)	13	13
Corporate Finance	112	77
Corporate and Other	45	18
Total loans held-for-sale	425	108
Total on-balance sheet loans	127,030	123,001
Off-balance sheet securitized loans
Automotive Finance (c)	1,462	1,964
Whole-loan sales
Automotive Finance (c)	787	1,399
Total off-balance sheet loans	2,249	3,363
Operating lease assets
Automotive Finance	8,578	8,741
Total loan and lease exposure	$137,857	$135,105

(a)	Includes $1.7 billion and $2.1 billion of consumer mortgage loans in our legacy mortgage portfolio at September 30, 2018, and December 31, 2017, respectively.

(b)	Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.

(c)	Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.
The risks inherent in our loan and lease exposures are largely driven by changes in the overall economy, used vehicle and housing price levels, unemployment levels, and their impact on our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain the majority of our automotive loans as they complement our core business model, but we do sell loans from time to time on an opportunistic basis. We ultimately manage the associated risks based on the underlying economics of the exposure. Our lease residual risk, which may be more volatile than credit risk in stressed macroeconomic scenarios, has been declining as the lease portfolio has been decreasing.
Since the end of 2014, we have experienced growth in our consumer retail automotive loan portfolio and a significant reduction in lease assets. This shift in our portfolio mix over the past several years has contributed to an increase in provision expense for loan losses. Consumer lease residuals are not included in the allowance for loan losses as changes in the expected residual values on consumer leases are included in depreciation expense over the remaining life of the lease. Our risk to future fluctuations in used vehicle values has diminished in recent years as our lease assets have declined materially. While all leases are exposed to potential reductions in used vehicle values, only loans where we take possession of the vehicle are affected by potential reductions in used vehicle values. Operating lease assets, net of accumulated depreciation, decreased $163 million to $8.6 billion at September 30, 2018, from $8.7 billion at December 31, 2017.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Credit Risk
Credit risk is defined as the risk of loss arising from an obligor not meeting its contractual obligations to us. Credit risk includes consumer credit risk, commercial credit risk, and counterparty credit risk.
Credit risk is a major source of potential economic loss to us. Credit risk is monitored by the risk committees, executive leadership team, and our associates. Together, they oversee credit decisioning, account servicing activities, and credit-risk-management processes, and monitor credit risk exposures to ensure they are managed in a safe and sound manner and are within our risk appetite. In addition, our Loan Review Group provides an independent assessment of the quality of our credit portfolios and credit-risk-management practices, and directly reports its findings to the RC on a regular basis.
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
Furthermore, we manage our credit exposure to financial counterparties based on the risk profile of the counterparty. Within our policies we have established standards and requirements for managing counterparty risk exposures in a safe and sound manner. Counterparty credit risk is derived from multiple exposure types, including derivatives, securities trading, securities financing transactions, financial futures, cash balances (e.g., due from depository institutions, restricted accounts, and cash equivalents), and investment in debt securities. For more information on derivative counterparty credit risk, refer to Note 17 to the Condensed Consolidated Financial Statements.
We closely monitor macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. During the three months and nine months ended September 30, 2018, the U.S. economy continued to modestly expand and consumer confidence remained strong. The labor market remained healthy during the period, with the unemployment rate falling to 3.7% as of September 30, 2018. Within the U.S. automotive market, new light vehicle sales have moderated from historic highs, and remain relatively stable year over year at a Seasonally Adjusted Annual Rate of 16.9 million and 17.1 million for the three months and nine months ended September 30, 2018, respectively. We continue to experience modest downward pressure on used vehicle values and expect that to continue throughout 2018.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans, and loans held-for-sale. At September 30, 2018, this primarily included $105.9 billion of automotive finance loans within our Automotive Finance operations, $16.5 billion of consumer mortgage loans within our Mortgage Finance operations and Corporate and Other, and $4.5 billion of commercial loans within our Corporate Finance operations. Refer to the section above titled Primary Lines of Business for further information about our lending operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Consumer
Finance receivables and loans
Loans at gross carrying value	$86,501	$81,821	$719	$720	$—	$—
Loans held-for-sale	30	13	—	—	—	—
Total consumer loans (b)	86,531	81,834	719	720	—	—
Commercial
Finance receivables and loans
Loans at gross carrying value	40,104	41,072	184	72	—	—
Loans held-for-sale	395	95	—	—	—	—
Total commercial loans	40,499	41,167	184	72	—	—
Total on-balance sheet loans	$127,030	$123,001	$903	$792	$—	$—

(a)	Includes nonaccrual TDR loans of $326 million and $270 million at September 30, 2018, and December 31, 2017, respectively.

(b)
Includes outstanding CSG loans of $7.5 billion and $7.3 billion at September 30, 2018, and December 31, 2017, respectively, and RV loans of $1.8 billion at both September 30, 2018, and December 31, 2017.

Total on-balance sheet loans outstanding at September 30, 2018, increased $4.0 billion to $127.0 billion from December 31, 2017, reflecting an increase of $4.7 billion in the consumer portfolio and a decrease of $668 million in the commercial portfolio. The increase in consumer on-balance sheet loans was primarily due to loan growth that was driven by the execution of bulk loan purchases in our Mortgage Finance portfolio and the continued momentum in our consumer automotive Growth channel. The decrease in commercial on-balance sheet loans outstanding was primarily due to a reduction in the number of dealer relationships due to the competitive environment across the automotive lending market, as well as lower dealer inventory levels during the period.
Total TDRs outstanding at September 30, 2018, increased $78 million to $790 million from December 31, 2017. The increase was primarily driven by growth in and performance of our retail automotive loan portfolio, as well as the addition of one account in our Corporate Finance portfolio. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Total nonperforming loans at September 30, 2018, increased $111 million to $903 million from December 31, 2017, reflecting an increase of $112 million of commercial nonperforming loans and a decrease of $1 million of consumer nonperforming loans. The increase in total commercial nonperforming loans was primarily driven by a higher number of accounts and higher average balances of nonperforming loans in our commercial automotive portfolio, as well as the downgrade of two accounts within our Corporate Finance portfolio. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for at least 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for additional information.
The following table includes consumer and commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Consumer	$232	$243	1.1%	1.2%	$675	$695	1.1%	1.2%
Commercial	3	10	—	0.1	(1)	10	—	—
Total finance receivables and loans at gross carrying value	$235	$253	0.7	0.8	$674	$705	0.7	0.8

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Net charge-offs were $235 million and $674 million for the three months and nine months ended September 30, 2018, respectively, compared to $253 million and $705 million for the three months and nine months ended September 30, 2017. The decreases in net charge-offs for the three months and nine months ended September 30, 2018, were primarily driven by our consumer automotive portfolio where we

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

experienced strong overall credit performance driven by favorable macroeconomic trends including low unemployment, as well as continued disciplined underwriting and higher recoveries on charge-offs driven by improved used vehicle values.
The following discussions titled Consumer Credit Portfolio and Commercial Credit Portfolio relate to consumer and commercial finance receivables and loans recorded at gross carrying value. Finance receivables and loans recorded at gross carrying value have an associated allowance for loan losses.
Consumer Credit Portfolio
During the three months and nine months ended September 30, 2018, the credit performance of the consumer portfolio reflected both our underwriting strategy to originate a diversified portfolio of consumer automotive assets, including used, nonsubvented new, higher LTV, extended term, Growth channel, and nonprime finance receivables and loans, as well as high-quality jumbo and LMI mortgage loans that are acquired through bulk loan purchases and direct-to-consumer mortgage originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 12.1% of our total consumer automotive loans at September 30, 2018, compared to approximately 12.9% at December 31, 2017. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.
The following table includes consumer finance receivables and loans recorded at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Consumer automotive (b) (c)	$69,995	$68,071	$620	$603	$—	$—
Consumer mortgage
Mortgage Finance	14,840	11,657	18	25	—	—
Mortgage — Legacy	1,666	2,093	81	92	—	—
Total consumer finance receivables and loans	$86,501	$81,821	$719	$720	$—	$—

(a)	Includes nonaccrual TDR loans of $250 million and $219 million at September 30, 2018, and December 31, 2017, respectively.

(b)	Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 17 to the Condensed Consolidated Financial Statements for additional information.

(c)
Includes outstanding CSG loans of $7.5 billion and $7.3 billion at September 30, 2018, and December 31, 2017, respectively, and RV loans of $1.8 billion at both September 30, 2018, and December 31, 2017.

Total consumer outstanding finance receivables and loans increased $4.7 billion at September 30, 2018, compared with December 31, 2017, reflecting an increase of $2.8 billion of consumer mortgage finance receivables and loans and an increase of $1.9 billion of consumer automotive finance receivables and loans. The increase in consumer mortgage finance receivables and loans was primarily due to growth within the Mortgage Finance portfolio as a result of the execution of bulk loan purchases totaling $3.9 billion during the nine months ended September 30, 2018, partially offset by total consumer mortgage portfolio runoff. The increase in consumer automotive finance receivables and loans was primarily related to continued momentum in our Growth channel.
Total consumer nonperforming finance receivables and loans at September 30, 2018, decreased $1 million to $719 million from December 31, 2017, reflecting a decrease of $18 million of consumer mortgage nonperforming finance receivables and loans and an increase of $17 million of consumer automotive finance receivables and loans. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.8% and 0.9% at September 30, 2018, and December 31, 2017, respectively.
Consumer automotive loans accruing and past due 30 days or more decreased $198 million to $2.1 billion at September 30, 2018, compared with December 31, 2017, primarily due to seasonality. Consumer automotive loans accruing and past due 30 days or more increased $96 million to $2.1 billion as of September 30, 2018, compared to September 30, 2017, driven by growth in the overall size of the retail automotive loan portfolio as well as slightly higher delinquency rates associated with a measured increase in the mix of used vehicle financings as part of our continued diversification strategy. Used vehicle loans within our portfolio generally have higher delinquency rates and higher loss frequency, but lower loss severity relative to new vehicle loans due to lower original loan balances and slower collateral depreciation.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Consumer automotive	$233	$242	1.3%	1.4%	$668	$692	1.3%	1.4%
Consumer mortgage
Mortgage Finance	1	1	—	—	3	1	—	—
Mortgage — Legacy	(2)	—	(0.4)	—	4	2	0.3	0.1
Total consumer finance receivables and loans	$232	$243	1.1	1.2	$675	$695	1.1	1.2

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer finance receivables and loans were $232 million and $675 million for the three months and nine months ended September 30, 2018, respectively, compared to $243 million and $695 million for the three months and nine months ended September 30, 2017. The decreases in net charge-offs for the three months and nine months ended September 30, 2018, were primarily driven by our consumer automotive portfolio where we experienced strong overall credit performance driven by favorable macroeconomic trends including low unemployment, as well as continued disciplined underwriting and higher recoveries on charge-offs driven by improved used vehicle values.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Consumer automotive	$7,168	$7,218	$23,936	$22,643
Consumer mortgage (a)	175	87	520	131
Total consumer loan originations	$7,343	$7,305	$24,456	$22,774

(a)
Excludes bulk loan purchases associated with our Mortgage Finance operations and includes $86 million and $218 million of loans originated as held-for-sale for the three months and nine months ended September 30, 2018, and $49 million and $72 million for the three months and nine months ended September 30, 2017.

Total consumer loan originations increased $38 million and $1.7 billion for the three months and nine months ended September 30, 2018, respectively, compared to the three months and nine months ended September 30, 2017. The increase in consumer loan originations for the nine months ended September 30, 2018, was primarily due to higher consumer automotive volume in the Growth channel, with our continued focus on obtaining appropriate risk-adjusted returns.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows the percentage of total consumer finance receivables and loans recorded at gross carrying value by state concentration. Total consumer automotive loans were $70.0 billion and $68.1 billion at September 30, 2018, and December 31, 2017, respectively. Total mortgage and home equity loans were $16.5 billion and $13.8 billion at September 30, 2018, and December 31, 2017, respectively.

	September 30, 2018 (a)		December 31, 2017
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.4%	36.6%	8.2%	34.6%
Texas	12.9	6.2	13.2	6.5
Florida	8.7	4.7	8.5	4.8
Pennsylvania	4.5	1.4	4.6	1.5
Illinois	4.1	3.1	4.2	3.2
Georgia	4.2	2.7	4.2	2.5
North Carolina	3.8	1.7	3.7	1.8
New York	3.1	2.4	3.0	2.2
Ohio	3.5	0.4	3.4	0.5
New Jersey	2.7	2.1	2.6	2.1
Other United States	44.1	38.7	44.4	40.3
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at September 30, 2018.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 25.4% and 24.7% of our total outstanding consumer finance receivables and loans at September 30, 2018, and December 31, 2017, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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
Repossessed consumer automotive loan assets in our Automotive Finance operations at September 30, 2018, decreased $13 million to $127 million from December 31, 2017. Foreclosed mortgage assets increased $1 million to $11 million from December 31, 2017.
Commercial Credit Portfolio
During the three months and nine months ended September 30, 2018, the credit performance of the commercial portfolio remained strong, as nonperforming finance receivables and loans and net charge-offs remained low. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Commercial and industrial
Automotive	$31,424	$33,025	$78	$27	$—	$—
Other (b)	4,132	3,887	99	44	—	—
Commercial real estate	4,548	4,160	7	1	—	—
Total commercial finance receivables and loans	$40,104	$41,072	$184	$72	$—	$—

(a)	Includes nonaccrual TDR loans of $76 million and $51 million at September 30, 2018, and December 31, 2017, respectively.

(b)	Other commercial primarily includes senior secured commercial lending largely associated with our Corporate Finance operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Total commercial finance receivables and loans outstanding decreased $968 million from December 31, 2017, to $40.1 billion at September 30, 2018. The decrease was primarily due to a reduction in the number of dealer relationships due to the competitive environment across the automotive lending market, lower dealer inventory levels during the period, and the transfer of approximately $238 million of equipment finance loans to our held-for-sale portfolio. This decrease was partially offset by growth in automotive dealer term loans, as well as within our Corporate Finance portfolio in line with our business strategy.
Total commercial nonperforming finance receivables and loans were $184 million at September 30, 2018, reflecting an increase of $112 million when compared to December 31, 2017. The increase was primarily driven by a higher number of accounts and higher average balances of nonperforming loans in our commercial automotive portfolio, as well as the downgrade of two accounts within our Corporate Finance portfolio. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans increased to 0.5% at September 30, 2018, compared to 0.2% at December 31, 2017.
The following table includes total commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Commercial and industrial
Automotive	$3	$1	—%	—%	$5	$1	—%	—%
Other	—	9	—	1.0	(6)	9	(0.2)	0.3
Total commercial finance receivables and loans	$3	$10	—	0.1	$(1)	$10	—	—

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total commercial finance receivables and loans were $3 million for the three months ended September 30, 2018, and net recoveries were $1 million for the nine months ended September 30, 2018, compared to net charge-offs of $10 million for both of the same periods in 2017. The decreases in net charge-offs for the three months and nine months ended September 30, 2018, were primarily driven by a partial charge-off on a restructured loan within the Corporate Finance portfolio during the third quarter of 2017 that did not repeat in the current period. The decrease in net charge-offs for the nine months ended September 30, 2018, was also impacted by a recovery recognized from a previously charged-off loan within the Corporate Finance portfolio during the second quarter of 2018.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $4.5 billion and $4.2 billion at September 30, 2018, and December 31, 2017, respectively.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration. These finance receivables and loans are reported at gross carrying value.

	September 30, 2018	December 31, 2017
Texas	15.8%	15.7%
Florida	12.1	10.3
California	8.5	8.2
Michigan	7.4	7.7
Georgia	4.3	4.6
South Carolina	3.7	3.5
North Carolina	3.6	3.6
New Jersey	3.2	3.6
Utah	2.8	1.6
Missouri	2.5	2.4
Other United States	36.1	38.8
Total commercial real estate finance receivables and loans	100.0%	100.0%

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
Total criticized exposures increased $573 million from December 31, 2017, to $3.7 billion at September 30, 2018. The increase was primarily due to the reclassification of certain accounts to special mention within the commercial automotive portfolio.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration. These finance receivables and loans within our automotive and Corporate Finance portfolios are reported at gross carrying value.

	September 30, 2018	December 31, 2017
Industry
Automotive	79.7%	76.3%
Services	5.7	6.7
Health/Medical	4.5	4.9
Other	10.1	12.1
Total commercial criticized finance receivables and loans	100.0%	100.0%
Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended September 30, 2018 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at July 1, 2018	$1,053	$66	$1,119	$138	$1,257
Charge-offs (a)	(343)	(7)	(350)	(3)	(353)
Recoveries	110	8	118	—	118
Net charge-offs	(233)	1	(232)	(3)	(235)
Provision for loan losses	229	(4)	225	8	233
Other (b)	(6)	1	(5)	(2)	(7)
Allowance at September 30, 2018	$1,043	$64	$1,107	$141	$1,248
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2018 (c)	1.5%	0.4%	1.3%	0.4%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the three months ended September 30, 2018	1.3%	—%	1.1%	—%	0.7%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2018 (c)	168.3%	64.4%	154.1%	76.5%	138.2%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2018	1.1	n/m	1.2	13.3	1.3
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

(b)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.

Nine months ended September 30, 2018 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2018	$1,066	$79	$1,145	$131	$1,276
Charge-offs (a)	(1,004)	(27)	(1,031)	(5)	(1,036)
Recoveries	336	20	356	6	362
Net charge-offs	(668)	(7)	(675)	1	(674)
Provision for loan losses	650	(7)	643	9	652
Other (b)	(5)	(1)	(6)	—	(6)
Allowance at September 30, 2018	$1,043	$64	$1,107	$141	$1,248
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2018 (c)	1.5%	0.4%	1.3%	0.4%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the nine months ended September 30, 2018	1.3%	0.1%	1.1%	—%	0.7%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2018 (c)	168.3%	64.4%	154.1%	76.5%	138.2%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2018	1.2	6.5	1.2	n/m	1.4
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

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale

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
The allowance for consumer loan losses at September 30, 2018, declined $48 million compared to September 30, 2017, reflecting a decrease of $31 million in the consumer automotive allowance and a decrease of $17 million in the consumer mortgage allowance. The reduction in our consumer automotive allowance resulted from overall improved credit performance, as well as higher reserves we maintained in the prior-year period as a result of hurricanes Harvey and Irma in the third quarter of 2017, partially offset by growth in the portfolio. The decrease in the consumer mortgage allowance was primarily driven by run-off in our legacy mortgage portfolio and lower hurricane-related reserves, partially offset by growth in our Mortgage Finance portfolio.
The allowance for commercial loan losses increased $10 million at September 30, 2018, compared to September 30, 2017. The increase was primarily driven by higher reserves for individually impaired loans in our Corporate Finance and commercial automotive portfolios.
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2018			2017
September 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$1,043	1.5%	83.6%	$1,074	1.6%	83.5%
Consumer mortgage
Mortgage Finance	20	0.1	1.6	16	0.2	1.2
Mortgage — Legacy	44	2.6	3.5	65	2.9	5.1
Total consumer mortgage	64	0.4	5.1	81	0.7	6.3
Total consumer loans	1,107	1.3	88.7	1,155	1.5	89.8
Commercial
Commercial and industrial
Automotive	37	0.1	3.0	36	0.1	2.8
Other	77	1.9	6.1	71	1.9	5.5
Commercial real estate	27	0.6	2.2	24	0.6	1.9
Total commercial loans	141	0.4	11.3	131	0.3	10.2
Total allowance for loan losses	$1,248	1.0	100.0%	$1,286	1.1	100.0%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2018	2017	2018	2017
Consumer
Consumer automotive	$229	$314	$650	$841
Consumer mortgage
Mortgage Finance	2	4	4	6
Mortgage — Legacy	(6)	(4)	(11)	(12)
Total consumer mortgage	(4)	—	(7)	(6)
Total consumer loans	225	314	643	835
Commercial
Commercial and industrial
Automotive	—	(1)	7	5
Other	8	2	—	14
Commercial real estate	—	(1)	2	—
Total commercial loans	8	—	9	19
Total provision for loan losses	$233	$314	$652	$854
The provision for consumer loan losses decreased $89 million and $192 million for the three months and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decreases during the three months and nine months ended September 30, 2018, were primarily driven by our consumer automotive portfolio where we experienced strong overall credit performance driven by favorable macroeconomic trends including low unemployment, as well as continued disciplined underwriting and higher recoveries on charge-offs driven by improved used vehicle values. Additionally, results were impacted by $53 million of additional reserves associated with the estimated impacts of hurricanes Harvey and Irma during the third quarter of 2017.
The provision for commercial loan losses increased $8 million and decreased $10 million for the three months and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in provision for commercial loan losses for the three months ended September 30, 2018, was primarily attributable to increases in reserves for individually impaired loans in our Corporate Finance and commercial automotive portfolios. The decrease in provision for commercial loan losses for the nine months ended September 30, 2018, was primarily driven by our Corporate Finance portfolio where we recognized a $6 million recovery of a previously charged-off loan in the second quarter of 2018.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Market Risk
Our financing, investing, and insurance activities give rise to market risk, or the potential change in the value of our assets (including securities, assets held-for-sale, and operating leases) and liabilities (including deposits and debt) due to movements in market variables such as interest rates, credit spreads, foreign-exchange rates, equity prices, and off-lease vehicle prices.
The impact of changes in benchmark interest rates on our assets and liabilities (interest rate risk) represents an exposure to market risk. We primarily use interest rate derivatives to manage our interest rate risk exposure.
The fair value of our credit-sensitive assets is also exposed to credit spread risk. Credit spread is the amount of additional return over the benchmark interest rates that an investor would demand for taking exposure to the credit risk of an instrument. Generally, an increase in credit spreads would result in a decrease in a fair value measurement.
We are also exposed to foreign-currency risk arising from foreign-currency denominated assets and liabilities, primarily in Canada. We enter into hedges to mitigate foreign exchange risk.
We also have exposure to changes in the value of equity securities, primarily related to our Insurance operations. We use equity derivatives to manage our exposure to equity price fluctuations.
The composition of our balance sheet, including shorter-duration consumer automotive loans and variable-rate commercial loans, coupled with the continued funding shift toward retail deposits, partially mitigates market risk. Additionally, we maintain risk-management control systems to measure and monitor market risk using a variety of analytical techniques including market value, sensitivity analysis, and value at risk models. Refer to Note 17 to the Condensed Consolidated Financial Statements for further information.
Net Financing Revenue Sensitivity Analysis
Interest rate risk represents our most significant exposure to market risk. We actively monitor the level of exposure so that movements in interest rates do not adversely affect future earnings. We use net financing revenue sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our financial instruments.
We prepare our forward-looking baseline forecasts of net financing revenue taking into consideration anticipated future business growth, asset/liability positioning, and interest rates based on the implied forward curve. The analysis is highly dependent upon a variety of assumptions including the repricing characteristics of retail deposits with both contractual and non-contractual maturities. During the first quarter of 2017, we implemented a dynamic pass-through modeling assumption on our deposits without contractual maturities, which consist of our savings, money market, and checking accounts, whereby deposit pass-through levels increase as the absolute level of the Federal Funds Rate increases. Based on current market conditions, actual beta on our total retail deposits portfolio has been approximately 32% since the third quarter of 2015. We continually monitor industry and competitive repricing activity along with other market factors when contemplating deposit pricing actions.
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
The net financing revenue sensitivity tests measure the potential change in our pretax net financing revenue over the following twelve months. A number of alternative rate scenarios are tested, including immediate and gradual parallel shocks to the implied market forward curve. Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next twelve months would decrease by $59 million if interest rates remain unchanged.
The following table presents the pretax dollar impact to forecasted net financing revenue over the next 12 months assuming 100 basis point and 200 basis point instantaneous parallel and gradual parallel shock increases, and assuming 100 basis point instantaneous parallel and gradual parallel shock decreases to the implied market forward curve as of September 30, 2018, and December 31, 2017.

	September 30, 2018		December 31, 2017
Change in interest rates ($ in millions)	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
-100 basis points	$(21)	$(31)	$(22)	$15
+100 basis points	(3)	(70)	(18)	(106)
+200 basis points	(3)	(135)	(68)	(294)

(a)	Gradual changes in interest rates are recognized over 12 months.
The implied forward rate curve was higher and flatter compared to December 31, 2017, as short-end rates have increased more than long-end rates. The impact of this change is reflected in our baseline net financing revenue projections. We remain moderately liability-sensitive as of September 30, 2018, in the upward interest rate shock scenarios as our simulation models assume liabilities will initially

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

reprice faster than assets. Exposure in the +100 and +200 instantaneous shock scenarios has decreased as of September 30, 2018, primarily due to the hedge program we initiated in the first quarter of 2018 of pay-fixed interest rate swaps on certain automotive assets that allows us to reduce our sensitivity to a rise in short-term interest rates beyond the implied forward curve. This was partially offset by the impact of higher interest rates on deposits as a result of our assumption that deposit pass-through levels increase with higher interest rates.
The exposure in the downward instantaneous interest rate shock scenario has increased as of September 30, 2018, primarily due to changes to our derivative hedging position as noted above.
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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Off-lease vehicles terminated (in units)	29,018	64,465	109,659	213,893
Average gain per vehicle ($ per unit)	$944	$791	$561	$374
Method of vehicle sales
Auction
Internet	51%	57%	53%	56%
Physical	17	11	14	13
Sale to dealer, lessee, and other	32	32	33	31
Over the last twelve months, our operating lease portfolio, net of accumulated depreciation, decreased 4% from $8.9 billion at September 30, 2017, to $8.6 billion at September 30, 2018. The number of off-lease vehicles remarketed during the three months and nine months ended September 30, 2018, decreased 55% and 49%, respectively, compared to the same periods in 2017. The decreases in net operating lease assets and remarketing volume are primarily due to the wind down of our legacy GM lease portfolio. The residual risk associated with our operating lease portfolio has declined during this run-off period. We expect future termination volume to be more consistent with trends experienced during the nine months ended September 30, 2018.
We recognized an average gain per vehicle of $944 and $561 for the three months and nine months ended September 30, 2018, respectively, compared to $791 and $374 for the same periods in 2017. The increases in average gain per vehicle for the three months and nine months ended September 30, 2018, compared to the same periods in 2017, are primarily due to a more favorable mix of terminated leased vehicles and strength in the used vehicle market. Declining used vehicle values during the three months ended March 31, 2017, were more pronounced in the car market; however, beginning in the second quarter of 2017 our lease termination activity has experienced an increase in the mix of trucks and sport utility vehicles which drove more favorable remarketing results. We expect to maintain our current mix of trucks and sport utility vehicles in our future lease terminations. For more information on our investment in operating leases, refer to Note 8 to the Condensed Consolidated Financial Statements, and Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of leased vehicles by type, based on volume of units outstanding.

September 30,	2018	2017
Sport utility vehicle	56%	55%
Truck	31	24
Car	13	21
Our overall lease residual exposure has declined in recent years largely as a result of the runoff of our legacy GM lease portfolio, and as a result our exposure to Chrysler vehicles has grown and now represents approximately 87% of our lease units as of September 30, 2018. The following table presents the mix of leased vehicles by manufacturer, based on volume of units outstanding.

September 30,	2018	2017
Chrysler vehicles	87%	72%
GM vehicles	2	20
Other	11	8
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
Reputation Risk
Reputation risk is the risk arising from negative public opinion on our business practices, whether true or not, that will cause a decline in the customer base, litigation, or revenue reductions. Reputation risk may result from many of our activities, including those related to the management of our business/strategic, operational, and credit risks. We manage reputation risk through established policies and controls in our businesses and risk-management processes to mitigate reputation risks in a timely manner and through proactive monitoring and identification of potential reputation risk events. We have established processes and procedures to respond to events that give rise to reputation risk, including educating individuals and organizations that influence public opinion, external communication strategies to mitigate the risk, and informing key stakeholders of potential reputation risks. Primary responsibility for the identification, escalation and resolution of reputation risk issues resides with our business lines. Each employee is under an obligation, within the scope of their activities, to analyze and assess any imminent or intended transaction in terms of possible risk factors in order to minimize reputation risks. Further, Ally’s strong “LEAD” culture and distinct “Do it Right” philosophy also strengthen our efforts to mitigate reputational risks by promoting a transparent culture where every associate is expected to act as a risk manager. Our culture is proactive with its core principles embedded at all levels of the organization so that any associate, at any time, can and should call attention to risks that need to be addressed and taken into account. Our organization and governance structure provides oversight of reputation risks, and key risk indicators are reported regularly and directly to management and the RC, which provide primary oversight of reputation risk.

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
We and our service providers rely extensively on communications, data-management, and other operating systems and infrastructure to conduct our business and operations. Failures or disruptions to these systems or infrastructure from cyberattacks or other events may impede our ability to conduct business and operations and may result in business, reputational, financial, regulatory, or other harm.
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
In order to help mitigate cybersecurity risks, we devote substantial resources to protect the Company from cyber-related incidents. We regularly assess vulnerabilities and threats to our environment utilizing various resources including independent third-party assessments to evaluate whether our layered system of controls effectively mitigates risk. We also invest in new technologies and infrastructure in order to respond to evolving risks within our environment. We continue to partner with other industry peers in order to share knowledge and information to further our security environment and invest in training and employee awareness to cyber-related risks. Additionally, as a further protective measure, we maintain insurance coverage that, subject to terms and conditions, may cover certain aspects of cybersecurity and information risks; however, such insurance may not be sufficient to cover losses. Management monitors a significant amount of operational metrics and data surrounding cybersecurity operations, and the organization monitors compliance with established limits in connection with our risk appetite. Senior leadership regularly reviews, questions, and challenges such information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
Notwithstanding these risk and control initiatives, we may incur losses attributable to information technology/security risk from time to time, and there can be no assurance these losses will not be incurred in the future or will not be substantial. For further information on security, technology, systems, and infrastructure, refer to the section titled Risk Factors in Part I, Item 1A of our 2017 Annual Report on Form 10-K.
Compliance Risk
Compliance risk is the risk of legal or regulatory sanctions, financial loss, or damage to reputation resulting from failure to comply with laws, regulations, rules, other regulatory requirements, or codes of conduct and other standards of self-regulatory organizations applicable to the banking organization (applicable rules and standards). Examples of such risks include compliance with regulations set forth by banking agencies including fair and responsible banking, anti-money laundering, or community reinvestment act, risks associated with offering our products or services, or risks associated with deviating from internal policies and procedures including those that are established to promote sound risk-management and internal-control practices. Compliance risk also includes fiduciary risk, which includes risks arising from our duty to exercise loyalty, act in the best interest of our clients, and care for assets according to an appropriate standard of care. This risk generally exists to the extent that we exercise discretion in managing assets on behalf of a customer.
We recognize that an effective compliance program, including driving a culture of compliance, plays a key role in managing and overseeing compliance risk, and that a proactive compliance environment and program are essential to help meet various legal, regulatory, or other requirements or expectations. To manage compliance risk, we maintain a system of policies, change-management protocols, control frameworks, and other formal governance structures designed to provide a holistic enterprise approach to managing such risks, which includes consideration of identifying, assessing, monitoring, and communicating compliance risks throughout the Company. Our compliance function is led by the Chief Compliance Officer who reports to our Chief Executive Officer. The Chief Compliance Officer has the authority and responsibility for the oversight and administration of our Enterprise Compliance Program, which includes ongoing reporting of significant compliance-related matters to the Board and various committees established to govern compliance-related risks. The Compliance Risk Management Committee, established by the Chief Compliance Officer, serves to facilitate compliance risk management and to oversee the implementation of Ally’s compliance risk-management strategies and covers compliance matters across the enterprise including matters impacting customers, products, geographies, and services.
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
Liquidity Risk Management
Multiple metrics are used to frame the level of liquidity risk, manage the liquidity position, and identify related trends. These metrics include coverage ratios and stress tests that measure the sufficiency of the liquidity portfolio, stability ratios that measure longer-term structural liquidity, and concentration ratios that ensure prudent funding diversification. In addition, we have established internal management routines designed to review all aspects of liquidity and funding plans, evaluate the adequacy of liquidity buffers, review stress testing results, and assist management in the execution of its funding strategy and risk-management accountabilities.

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

September 30, 2018 ($ in millions)
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$15,466
Liquid cash and equivalents	3,254
Committed funding facilities
Total capacity	9,225
Outstanding	6,845
Unused capacity (a)	2,380
Total available liquidity	$21,100

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

Assuming a long-term capital markets stress with no issuance of unsecured debt or term securitizations, our available liquidity as of September 30, 2018, would allow us to continue to fund planned loan originations and meet all of our financial obligations for more than 36 months.
In addition, our Modified Liquidity Coverage Ratio exceeded 100% at September 30, 2018. Refer to Note 16 to the Condensed Consolidated Financial Statements and the section titled Regulation and Supervision in Part I, Item 1 of our 2017 Annual Report on Form 10-K for further discussion of our liquidity requirements.
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
The following table shows Ally Bank’s number of accounts and our deposit balances by type as of the end of each quarter since 2017.

	3rd quarter 2018	2nd quarter 2018	1st quarter 2018	4th quarter 2017	3rd quarter 2017	2nd quarter 2017	1st quarter 2017
Number of retail bank accounts (in thousands)	3,079	2,947	2,864	2,740	2,603	2,474	2,366
Deposits ($ in millions)
Retail	$84,629	$81,736	$81,657	$77,925	$74,928	$71,094	$69,971
Brokered (a)	16,567	16,839	15,661	15,211	15,045	14,937	14,327
Other (b)	183	159	128	120	143	152	188
Total deposits	$101,379	$98,734	$97,446	$93,256	$90,116	$86,183	$84,486

(a)	Brokered deposit balances include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.2 billion as of the end of each quarter presented.

(b)	Other deposits include mortgage escrow, dealer, and other deposits.
During the first nine months of 2018, our deposit base grew $8.1 billion. The recent growth in total deposits has been primarily attributable to our retail deposit portfolio—particularly within retail CDs and our online savings product. Strong retention rates and customer acquisition, reflecting the strength of the brand, continue to drive growth in retail deposits. Refer to Note 11 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
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
As part of our securitization transactions, we typically agree to service the transferred assets for a fee, and we may also earn other related fees. The total amount of loan servicing fees earned is disclosed in Note 3 to the Condensed Consolidated Financial Statements. We may also retain a portion of senior and subordinated interests issued by the trusts. Subordinate interests typically provide credit support to the more highly rated senior interest in a securitization transaction and may be subject to all or a portion of the first loss position related to the sold assets.
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
During the first nine months of 2018, we raised $6.7 billion through the completion of term securitization transactions backed by retail automotive loans and dealer floorplan automotive assets. Additionally, for retail automotive loans and leases, the term structure of the transaction locks in funding for a specified pool of loans and leases, creating an effective tool for managing interest rate and liquidity risk.
We manage secured funding execution risk by maintaining a diverse investor base and available committed credit facility capacity. We have access to private committed funding facilities, the largest of which is a syndicated credit facility of five lenders secured by automotive receivables. This facility can fund automotive retail and dealer floorplan loans, as well as leases. In March 2018, this facility was renewed with $4.0 billion of capacity and the maturity was extended to March 2020. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At September 30, 2018, there was $3.7 billion outstanding under this facility. Our ability to access the unused capacity in the secured facility depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges.
The total capacity in our committed secured funding facilities is provided by banks through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At September 30, 2018, all of our $9.2 billion of secured committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of September 30, 2018, we had $5.0 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. In addition to our syndicated revolving credit facility, we also maintain various bilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets.
We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage and commercial real estate automotive finance receivables and loans. As of September 30, 2018, we had pledged $25.9 billion of assets and investment securities to the FHLB resulting in $18.8 billion in total funding capacity with $17.5 billion of debt outstanding.
At September 30, 2018, $55.0 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings and repurchase agreements. Refer to Note 12 to the Consolidated Financial Statements for further discussion.
Unsecured Financings
We obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $2.6 billion at September 30, 2018. We also have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed-maturity dates and floating-rate notes. There were $343 million of retail term notes outstanding at September 30, 2018. The remainder of our unsecured debt is composed of institutional term debt. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The financial instruments sold in repurchase agreements include U.S. government and federal agency obligations, and certificated residual interests related to asset-backed securitizations. As of September 30, 2018, we had $1.2 billion debt outstanding under repurchase agreements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day to day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We have assets pledged and restricted as collateral to the FRB totaling $2.4 billion. We had no debt outstanding with the FRB as of September 30, 2018.
Recent Funding Developments
During the first nine months of 2018, we accessed the public and private markets to execute secured funding transactions, unsecured funding transactions, and funding facility renewals totaling $13.3 billion. Key funding highlights from January 1, 2018, to date were as follows:

•	We closed, renewed, increased, and/or extended $6.6 billion in U.S. secured credit facilities during the nine months ended September 30, 2018.

•
We continued to access the public and private term asset-backed securitization markets raising $6.7 billion during the nine months ended September 30, 2018. In the first nine months of 2018, we raised $4.1 billion through securitizations backed by retail automotive loans. We also raised approximately $2.6 billion through public securitizations backed by dealer floorplan automotive assets.

•
In October 2018, we renewed a secured credit facility for $2.0 billion, which reduced its capacity by $625 million, and also raised approximately $700 million through a private securitization backed by retail automotive loans.

Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	September 30, 2018		December 31, 2017
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Secured financings	$37,065	24	$36,869	25
Institutional term debt	12,835	8	15,099	10
Retail debt programs (a)	2,918	2	3,463	2
Total debt (b)	52,818	34	55,431	37
Deposits	101,379	66	93,256	63
Total on-balance sheet funding	$154,197	100	$148,687	100

(a)	Includes $343 million and $292 million of retail term notes at September 30, 2018, and December 31, 2017, respectively.

(b)	Excludes fair value adjustment as described in Note 17 to the Condensed Consolidated Financial Statements.
Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at September 30, 2018.
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
Net cash provided by operating activities was $3.3 billion for the nine months ended September 30, 2018, compared to $3.4 billion for the same period in 2017. Activity was largely consistent year over year, as cash flows from our consumer and commercial lending activities offset declines in our leasing business.
Net cash used in investing activities was $8.8 billion for the nine months ended September 30, 2018, compared to $4.2 billion for the same period in 2017. The increase during the nine months ended September 30, 2018, was primarily due to $2.1 billion lower proceeds from disposals of operating lease assets, net of purchases, and a $4.5 billion net increase in cash outflows from purchases, sales, originations and repayments of finance receivables and loans as originations and purchases outpaced sales during the nine months ended September 30, 2018. This was partially offset by a $1.7 billion decrease in net outflows from purchases, sales, maturities, and repayments of available-for-sales securities.
Net cash provided by financing activities for the nine months ended September 30, 2018, was $4.9 billion, compared to net cash used of $1.2 billion for the same period in 2017. The increase in net cash provided by financing activities was primarily attributable to a $9.4 billion decrease in net cash outflows for repayment of long-term debt and an increase of $1.5 billion from cash inflows due to issuance of long-term debt. This was partially offset by an increase in net cash outflows related to short-term borrowings of approximately $1.6 billion between the two periods and a decrease in net cash inflows associated with deposits of $3.0 billion.

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

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2016
Third quarter	$159	8,298	483,753	475,470	$0.08
Fourth quarter	167	8,745	475,470	467,000	0.08
2017
First quarter	$169	8,097	467,000	462,193	$0.08
Second quarter	204	10,485	462,193	452,292	0.08
Third quarter	190	8,507	452,292	443,796	0.12
Fourth quarter	190	7,033	443,796	437,054	0.12
2018
First quarter	$185	6,473	437,054	432,691	$0.13
Second quarter	195	7,280	432,691	425,752	0.13
Third quarter	250	9,194	425,752	416,591	0.15

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On October 9, 2018, the Board declared a quarterly cash dividend of $0.15 per share on all common stock, payable on November 15, 2018. Refer to Note 24 to the Condensed Consolidated Financial Statements for further information regarding this common stock dividend.

Ally submitted its 2018 capital plan and company-run stress test results to the FRB on April 5, 2018. On June 21, 2018, we publicly disclosed summary results of the stress test under the severely adverse scenario in accordance with applicable regulatory requirements. On June 28, 2018, we received from the FRB a non-objection to our capital plan, which includes increases in both our share repurchase program and our planned dividends. Consistent with the capital plan, the Board authorized a 32% increase in our share repurchase program, permitting us to repurchase up to $1.0 billion of our common stock from time to time from the third quarter of 2018 through the second quarter of 2019. Also consistent with the capital plan, on October 9, 2018, the Board declared a quarterly cash dividend of $0.15 per share of our common stock. Refer to Note 24 to the Condensed Consolidated Financial Statements for further information on the most recent dividend. On October 5, 2018, we submitted to the FRB the results of our company-run mid-cycle stress test and publicly disclosed summary results under the severely adverse scenario in accordance with applicable regulatory requirements.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Regulatory Capital
Refer to Note 16 to the Condensed Consolidated Financial Statements and the section titled Selected Financial Data within this MD&A.
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

Rating agency	Short-term	Senior unsecured debt	Outlook	Date of last action
Fitch	B	BB+	Positive	August 28, 2018 (a)
Moody’s	Not Prime	Ba3	Stable	October 20, 2015 (b)
S&P	B	BB+	Positive	October 17, 2018 (c)
DBRS	R-3	BBB (Low)	Stable	May 1, 2018 (d)

(a)	Fitch affirmed our senior unsecured debt rating of BB+, affirmed our short-term rating of B, and maintained a Positive outlook on August 28, 2018.

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

(c)	Standard & Poor’s affirmed our senior unsecured debt rating of BB+, affirmed our short-term rating of B, and changed the outlook from Stable to Positive on October 17, 2018.

(d)	DBRS affirmed our senior unsecured debt rating of BBB (Low), affirmed our short-term rating of R-3, and maintained a Stable outlook on May 1, 2018.
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
Insurance Financial Strength Ratings
Substantially all of our Insurance operations have a Financial Strength Rating (FSR) and an Issuer Credit Rating (ICR) from the A.M. Best Company. The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to policyholders. Lower ratings generally result in fewer opportunities to write business, as insureds, particularly large commercial insureds, and insurance companies purchasing reinsurance have guidelines requiring high FSR ratings. On August 29, 2018, A.M. Best affirmed the FSR of B++ (good), affirmed the ICR of bbb+, and changed the outlook from Stable to Positive.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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

	2018			2017			Increase (decrease) due to
Three months ended September 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$3,159	$18	2.26%	$3,148	$11	1.39%	$—	$7	$7
Investment securities (b)	26,179	182	2.76	24,197	150	2.46	12	20	32
Loans held-for-sale, net	318	4	4.99	6	—	—	4	—	4
Finance receivables and loans, net (b) (c)	124,986	1,708	5.42	119,051	1,486	4.95	74	148	222
Investment in operating leases, net (d)	8,634	121	5.56	9,320	162	6.90	(12)	(29)	(41)
Other earning assets	1,134	16	5.60	914	7	3.04	2	7	9
Total interest-earning assets	164,410	2,049	4.94	156,636	1,816	4.60			233
Noninterest-bearing cash and cash equivalents	502			720
Other assets	7,331			7,740
Allowance for loan losses	(1,260)			(1,226)
Total assets	$170,983			$163,870
Liabilities
Interest-bearing deposit liabilities	$99,815	$462	1.84%	$88,115	$285	1.28%	$38	$139	$177
Short-term borrowings	5,531	29	2.08	9,137	34	1.48	(13)	8	(5)
Long-term debt (b)	46,967	451	3.81	47,965	416	3.44	(9)	44	35
Total interest-bearing liabilities	152,313	942	2.45	145,217	735	2.01			207
Noninterest-bearing deposit liabilities	149			106
Total funding sources	152,462	942	2.45	145,323	735	2.01
Other liabilities	5,388			5,001
Total liabilities	157,850			150,324
Total equity	13,133			13,546
Total liabilities and equity	$170,983			$163,870
Net financing revenue and other interest income		$1,107			$1,081				$26
Net interest spread (e)			2.49%			2.59%
Net yield on interest-earning assets (f)			2.67%			2.74%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Includes the effects of derivative financial instruments designated as hedges. Refer to Note 17 to the Condensed Consolidated Financial Statements for further information about the effects of our hedging activities.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.

(d)
Yield includes gains on the sale of off-lease vehicles of $27 million and $51 million for the three months ended September 30, 2018, and 2017, respectively. Excluding these gains on sale, the annualized yield would be 4.32% and 4.73% for the three months ended September 30, 2018, and 2017, respectively.

(e)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(f)	Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2018			2017			Increase (decrease) due to
Nine months ended September 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$3,235	$50	2.07%	$2,837	$23	1.08%	$3	$24	$27
Investment securities (b)	25,723	518	2.69	22,327	415	2.49	63	40	103
Loans held-for-sale, net	251	10	5.33	3	—	—	10	—	10
Finance receivables and loans, net (b) (c)	124,005	4,898	5.28	118,757	4,301	4.84	190	407	597
Investment in operating leases, net (d)	8,615	339	5.26	10,114	483	6.38	(72)	(72)	(144)
Other earning assets	1,161	44	5.07	859	22	3.42	8	14	22
Total interest-earning assets	162,990	5,859	4.81	154,897	5,244	4.53			615
Noninterest-bearing cash and cash equivalents	514			1,013
Other assets	7,366			7,827
Allowance for loan losses	(1,272)			(1,181)
Total assets	$169,598			$162,556
Liabilities
Interest-bearing deposit liabilities	$97,505	$1,212	1.66%	$85,403	$766	1.20%	$109	$337	$446
Short-term borrowings	7,536	101	1.79	8,798	94	1.43	(13)	20	7
Long-term debt (b)	46,107	1,296	3.76	50,395	1,257	3.33	(107)	146	39
Total interest-bearing liabilities	151,148	2,609	2.31	144,596	2,117	1.96			492
Noninterest-bearing deposit liabilities	130			98
Total funding sources	151,278	2,609	2.31	144,694	2,117	1.96
Other liabilities	5,182			4,385
Total liabilities	156,460			149,079
Total equity	13,138			13,477
Total liabilities and equity	$169,598			$162,556
Net financing revenue and other interest income		$3,250			$3,127				$123
Net interest spread (e)			2.50%			2.57%
Net yield on interest-earning assets (f)			2.67%			2.70%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Includes the effects of derivative financial instruments designated as hedges. Refer to Note 17 to the Condensed Consolidated Financial Statements for further information about the effects of our hedging activities.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.

(d)
Yield includes gains on the sale of off-lease vehicles of $61 million and $80 million for the nine months ended September 30, 2018, and 2017, respectively. Excluding these gains on sale, the annualized yield would be 4.30% and 5.33% for the nine months ended September 30, 2018, and 2017, respectively.

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

•	our ability to develop capital plans that will be approved by the FRB and our ability to implement them, including any payment of dividends or share repurchases;

•	our ability to effectively manage capital or liquidity consistent with evolving business or operational needs, risk-management standards, and regulatory or supervisory requirements;

•	our ability to cost-effectively fund our business and operations, including through deposits and the capital markets;

•	changes in any credit rating assigned to Ally, including Ally Bank;

•	adverse publicity or other reputational harm to us or our senior officers;

•	our ability to develop, maintain, or market our products or services or to absorb unanticipated costs or liabilities associated with those products or services;

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

•
the adequacy of our corporate governance, risk-management framework, compliance programs, or internal controls over financial reporting, including our ability to control lapses or deficiencies in financial reporting or to effectively mitigate or manage operational risk;

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2018, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.    Legal Proceedings
Refer to Note 23 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings, which supplements the discussion of legal proceedings set forth in Note 30 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors described in our 2017 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended September 30, 2018.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended September 30, 2018.

Three months ended September 30, 2018	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
July 2018	3,978	$27.39	3,978	$891
August 2018	3,543	27.03	3,543	795
September 2018	1,673	26.92	1,673	750
Total	9,194	27.17	9,194

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)	Excludes brokerage commissions.

(c)
On June 28, 2018, we announced a common stock repurchase program of up to $1.0 billion. The program commenced in the third quarter of 2018 and will expire on June 30, 2019. Refer to Note 16 to the Condensed Consolidated Financial Statements for a discussion of our 2018 capital plan.

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

101
The following information from our Form 10-Q for the quarterly period ended September 30, 2018, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).
Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of November, 2018.

Ally Financial Inc. (Registrant)

/S/ JENNIFER A. LACLAIR
Jennifer A. LaClair Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller