Form 10-K
period 2018-12-31
Ally Financial Inc.
filed 2019-02-20
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018 or
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s common stock (Common Stock) held on June 29, 2018 by non-affiliated entities was approximately $11.2 billion (based on the June 29, 2018 closing price of Common Stock of $26.27 per share as reported on the New York Stock Exchange).
At February 15, 2019, the number of shares outstanding of the Registrant’s common stock was 402,666,101 shares.
Documents incorporated by reference: portions of the Registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 7, 2019, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13, and 14 of Part III.

INDEX
Ally Financial Inc. • Form 10-K

Part I
Ally Financial Inc. • Form 10-K

Item 1.    Business
Our Business
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, or we, us, or our) is a leading digital financial-services company with $178.9 billion in assets as of December 31, 2018. As a customer-centric company with passionate customer service and innovative financial solutions, we are relentlessly focused on “Doing It Right” and being a trusted financial-services provider to our consumer, commercial, and corporate customers. We are one of the largest full-service automotive-finance operations in the country and offer a wide range of financial services and insurance products to automotive dealerships and consumers. Our award-winning online bank (Ally Bank, Member FDIC and Equal Housing Lender) offers mortgage-lending services and a variety of deposit and other banking products, including savings, money-market, and checking accounts, certificates of deposit (CDs), and individual retirement accounts (IRAs). We also support the Ally CashBack Credit Card. Additionally, we offer securities-brokerage and investment-advisory services through Ally Invest. Our robust corporate-finance business offers capital for equity sponsors and middle-market companies.
We are a Delaware corporation and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956, as amended (BHC Act), and a financial holding company (FHC) under the Gramm-Leach-Bliley Act of 1999, as amended (GLB Act). Our primary business lines are Dealer Financial Services, which comprises our Automotive Finance and Insurance operations, Mortgage Finance, and Corporate Finance. Corporate and Other primarily consists of centralized corporate treasury activities, the management of our legacy mortgage portfolio, the activity related to Ally Invest, and reclassifications and eliminations between the reportable operating segments. Ally Bank’s assets and operating results are included within our Automotive Finance, Mortgage Finance, and Corporate Finance segments, as well as Corporate and Other, based on its underlying business activities. As of December 31, 2018, Ally Bank had total assets of $159.0 billion and total deposits of $106.2 billion.
Our strategic focus is centered around continuing to optimize our Automotive Finance and Insurance operations, to grow our deposits and customers, to increase the scale of our digital product offerings, to maintain efficient capital management and disciplined risk management, to build the long-term value of our business, and to foster a culture of relentlessly focusing on our customers, communities, associates, and stockholders. Within our Automotive Finance and Insurance operations, we are focused on strengthening our network of dealer relationships and pursuing digital distribution channels for our products and services, including through our operation of a direct-lending platform, our participation in other direct-lending platforms, and our work with dealers innovating in digital transactions—all while maintaining an appropriate level of risk. We also seek to extend our leading position in automotive finance in the United States by continuing to provide automotive dealers and their retail customers with premium service, a comprehensive product suite, consistent funding, and competitive pricing—reflecting our commitment to the automotive industry. Within our other banking operations—including Mortgage Finance and Corporate Finance—we seek to prudently expand our consumer and commercial banking products and services while providing a high level of customer service. In addition, we continue to focus on delivering significant and sustainable growth in deposit customers and balances while optimizing our cost of funds. At Ally Invest, we look to augment our securities brokerage and investment advisory services to more comprehensively assist our customers in managing their savings and wealth.
We continue to invest in enhancing the customer experience with integrated features across product lines on our digital platform. We also continue to build on our existing foundation of approximately 6.0 million consumer automotive financing and primary deposit customers, strong brand, and innovative culture. Upon launching our first ever enterprise-wide campaign themed “Do It Right,” we introduced a broad audience to our full suite of digital financial services, which emphasizes our relentless customer-centric focus and commitment to constantly create and reinvent our product offerings and digital experiences to meet the needs of consumers. Our product offerings and brand continue to gain traction in the marketplace, as demonstrated by industry recognition of our award-winning direct online bank and strong retention rates of our customer base.
Unless the context otherwise requires, the following definitions apply. The term “loans” means the following consumer and commercial products associated with our direct and indirect financing activities: loans, retail installment sales contracts, lines of credit, and other financing products excluding operating leases. The term “operating leases” means consumer- and commercial-vehicle lease agreements where Ally is the lessor and the lessee is generally not obligated to acquire ownership of the vehicle at lease-end or compensate Ally for the vehicle’s residual value. The terms “lend,” “finance,” and “originate” mean our direct extension or origination of loans, our purchase or acquisition of loans, or our purchase of operating leases as applicable. The term “consumer” means all consumer products associated with our loan and operating-lease activities and all commercial retail installment sales contracts. The term “commercial” means all commercial products associated with our loan activities, other than commercial retail installment sales contracts.
For further details and information related to our business segments and the products and services they provide, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in Part II, Item 7 of this report, and Note 26 to the Consolidated Financial Statements.
Industry and Competition
The markets for automotive financing, insurance, banking (including corporate finance and mortgage finance), securities brokerage, and investment-advisory services are highly competitive. We directly compete in the automotive financing market with banks, credit unions, captive automotive finance companies, and independent finance companies. Our insurance business also faces significant competition from automotive manufacturers, captive automotive finance companies, insurance carriers, third-party administrators, brokers, and other insurance-related companies. Some of these competitors in automotive financing and insurance, such as captive automotive finance companies, have

Ally Financial Inc. • Form 10-K

certain exclusivity privileges with automotive manufacturers whose customers and dealers make up a significant portion of our customer base. In addition, our banking, securities brokerage, and investment-advisory businesses face intense competition from banks, savings associations, finance companies, credit unions, mutual funds, investment advisers, asset managers, brokerage firms, hedge funds, insurance companies, mortgage-banking companies, and credit card companies. Financial-technology (fintech) companies also have been partnering more often with financial services providers to compete against us in lending and other markets. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have significantly greater scale, financial and operational resources, investment capacity, and brand recognition as well as lower cost structures, substantially lower costs of capital, and much less reliance on securitization, unsecured debt, and other capital markets. Our competitors may be subject to different and, in some cases, less stringent legislative, regulatory, and supervisory regimes than we are. A range of competitors differ from us in their strategic and tactical priorities and, for example, may be willing to suffer meaningful financial losses in the pursuit of disruptive innovation or to accept more aggressive business, compliance, and other risks in the pursuit of higher returns. Competition affects every aspect of our business, including product and service offerings, rates, pricing and fees, and customer service. Successfully competing in our markets also depends on our ability to innovate, to invest in technology and infrastructure, to maintain and enhance our reputation, and to attract, retain, and motivate talented employees, all the while effectively managing risks and expenses. We expect that competition will only intensify in the future.
Regulation and Supervision
We are subject to significant regulatory frameworks in the United States—at federal, state, and local levels—that affect the products and services that we may offer and the manner in which we may offer them, the risks that we may take, the ways in which we may operate, and the corporate and financial actions that we may take.
We are also subject to direct supervision and periodic examinations by various governmental agencies and industry self-regulatory organizations (SROs) that are charged with overseeing the kinds of business activities in which we engage, including the Board of Governors of the Federal Reserve System (FRB), the Utah Department of Financial Institutions (UDFI), the Federal Deposit Insurance Corporation (FDIC), the Bureau of Consumer Financial Protection (CFPB), the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority (FINRA), and a number of state regulatory and licensing authorities such as the New York Department of Financial Services (NYDFS). These agencies and organizations generally have broad authority and discretion in restricting and otherwise affecting our businesses and operations and may take formal or informal supervisory, enforcement, and other actions against us when, in the applicable agency’s or organization’s judgment, our businesses or operations fail to comply with applicable law, comport with safe and sound practices, or meet its supervisory expectations.
This system of regulation, supervision, and examination is intended primarily for the protection and benefit of our depositors and other customers, the FDIC’s Deposit Insurance Fund (DIF), the banking and financial systems as a whole, and the broader economy—and not for the protection or benefit of our stockholders (except in the case of securities laws) or non-deposit creditors. The scope, intensity, and focus of this system can vary from time to time for reasons that range from the state of the economic and political environments to the performance of our businesses and operations, but for the foreseeable future, we expect to remain subject to extensive regulation, supervision, and examinations.
This section summarizes some relevant provisions of the principal statutes, regulations, and other laws that apply to us. The descriptions, however, are not complete and are qualified in their entirety by the full text and judicial or administrative interpretations of those laws and other laws that affect us.
Bank Holding Company, Financial Holding Company, and Depository Institution Status
Ally and IB Finance Holding Company, LLC (IB Finance) are BHCs under the BHC Act. Ally is also an FHC under the GLB Act. IB Finance is a direct subsidiary of Ally and the direct parent of Ally Bank, which is a commercial bank that is organized under the laws of the State of Utah and whose deposits are insured by the FDIC under the Federal Deposit Insurance Act (FDI Act). As BHCs, Ally and IB Finance are subject to regulation, supervision, and examination by the FRB. Ally Bank is a member of the Federal Reserve System and is subject to regulation, supervision, and examination by the FRB and the UDFI.

•
Permitted Activities — Under the BHC Act, BHCs and their subsidiaries are generally limited to the business of banking and to closely related activities that are incident to banking. The GLB Act amended the BHC Act and created a regulatory framework for FHCs, which are BHCs that meet certain qualifications and elect FHC status. FHCs, directly or indirectly through their nonbank subsidiaries, are generally permitted to engage in a broader range of financial and related activities than those that are permissible for BHCs—for example, (1) underwriting, dealing in, and making a market in securities; (2) providing financial, investment, and economic advisory services; (3) underwriting insurance; and (4) merchant banking activities. The FRB regulates, supervises, and examines FHCs, as it does all BHCs, but insurance and securities activities conducted by an FHC or any of its nonbank subsidiaries are also regulated, supervised, and examined by functional regulators such as state insurance commissioners, the SEC, or FINRA. Ally’s status as an FHC allows us to provide insurance products and services, to deliver our SmartAuction finder services and a number of related vehicle-remarketing services for third parties, and to offer a range of brokerage and advisory services. To remain eligible to conduct these broader financial and related activities, Ally and Ally Bank must remain “well-capitalized” and “well-managed” as defined under applicable law. Refer to Note 20 to the Consolidated Financial Statements and the section below titled Basel Capital Frameworks for additional information. In addition, our ability to expand these financial and related activities or to make acquisitions generally requires that we achieve a satisfactory or better rating under the Community Reinvestment Act (CRA).

Ally Financial Inc. • Form 10-K

Further, under the BHC Act, we may be subject to approvals, conditions, and other restrictions when seeking to acquire control over another entity or its assets. For this purpose, control includes (a) directly or indirectly owning, controlling, or holding the power to vote 25% or more of any class of the entity’s voting securities, (b) controlling in any manner the election of a majority of the entity’s directors, trustees, or individuals performing similar functions, or (c) directly or indirectly exercising a controlling influence over the management or policies of the entity. For example, Ally generally may not directly or indirectly acquire control of more than 5% of any class of voting securities of any unaffiliated bank or BHC without first obtaining FRB approval.

•
Enhanced Prudential Standards — Ally is currently subject to enhanced prudential standards that have been established by the FRB as required or authorized under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). In May 2018, targeted amendments to the Dodd-Frank Act and other financial-services laws were enacted through the Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCP Act), including amendments that affect whether and, if so, how the FRB applies enhanced prudential standards to BHCs like us with $100 billion or more but less than $250 billion in total consolidated assets. During the fourth quarter of 2018, the FRB and other U.S. banking agencies issued proposals that would implement these amendments in the EGRRCP Act and establish risk-based categories for determining the prudential standards and the capital and liquidity requirements that apply to large U.S. banking organizations. Under the proposals, Ally would be treated as a Category IV firm and, as such, would be (1) made subject to the FRB’s Comprehensive Capital Analysis and Review (CCAR) on a two-year cycle rather than the current one-year cycle, (2) made subject to supervisory stress testing on a two-year cycle rather than the current one-year cycle, (3) required to continue submitting an annual capital plan to the FRB for non-objection, (4) allowed to continue excluding accumulated other comprehensive income (AOCI) from regulatory capital, (5) required to continue maintaining a buffer of unencumbered highly liquid assets to meet projected net cash outflows for 30 days, (6) required to conduct liquidity stress tests on a quarterly basis rather than the current monthly basis, (7) allowed to engage in more tailored liquidity risk management, including monthly rather than weekly calculations of collateral positions, the elimination of limits for activities that are not relevant to the firm, and fewer required elements of monitoring of intraday liquidity exposures, (8) exempted from company-run stress testing, the modified liquidity coverage ratio (LCR), and the proposed modified net stable funding ratio (NSFR), and (9) allowed to remain exempted from the supplementary leverage ratio, the countercyclical capital buffer, and single-counterparty credit limits. In the proposals, the FRB also expressed an intent to propose at a later date similar amendments to its capital-plan rule and a separate rulemaking on the applicability of resolution-planning requirements to banking organizations with $100 billion or more but less than $250 billion in total consolidated assets. The FRB and other U.S. banking agencies control when and how the existing proposals and any future proposals may be considered and adopted, and their actions cannot be predicted with any certainty. In the meantime, Ally remains subject to the enhanced prudential standards and the capital and liquidity requirements as currently applied and, in the case of the latter, further described later in this section.

•
Liquidity Coverage Ratio Requirements — The FRB and other U.S. banking agencies have adopted the LCR consistent with international standards developed by the Basel Committee on Banking Supervision (Basel Committee). The LCR complements the enhanced prudential standards for managing liquidity risk and establishes a minimum quantitative ratio of high-quality liquid assets to total net cash outflows over a prospective 30 calendar-day period. Pending the adoption of proposals described earlier in Enhanced Prudential Standards, Ally is subject to a modified and less stringent version of the LCR that applies to BHCs with $100 billion or more but less than $250 billion in total consolidated assets and less than $10 billion in foreign exposures. Ally is required to calculate its LCR on a monthly basis and is subject to a minimum LCR of 100%. Additionally, effective October 1, 2018, Ally is required to publicly disclose quantitative information about its LCR calculation and a qualitative discussion of the factors that have a significant effect on its LCR.

•
Capital Adequacy Requirements — Ally and Ally Bank are subject to various capital adequacy requirements. Refer to Note 20 to the Consolidated Financial Statements and the section below titled Basel Capital Frameworks for additional information.

•
Capital Planning and Stress Tests — Pending the adoption of proposals described earlier in Enhanced Prudential Standards, Ally must comply with the FRB’s current capital planning and stress testing requirements for large and noncomplex BHCs with $100 billion or more but less than $250 billion in total consolidated assets and less than $75 billion in total nonbank assets. Specifically, Ally is subject to annual supervisory and semiannual company-run stress tests and must submit a proposed capital plan to the FRB annually in connection with CCAR. The proposed capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on Ally’s capital. The proposed capital plan must also include a discussion of how Ally, under expected and stressful conditions, will maintain capital commensurate with its risks and above the minimum regulatory capital ratios and will serve as a source of strength to Ally Bank. The FRB will either object to Ally’s proposed capital plan, in whole or in part, or provide a notice of non-objection. If the FRB objects to the proposed capital plan, or if certain material events occur after approval of the plan, Ally must submit a revised capital plan within 30 days. Ally received a non-objection to its 2018 capital plan in June 2018.

The FRB’s quantitative assessment of Ally’s proposed capital plan is based on the FRB’s estimate of Ally’s post-stress capital ratios under the supervisory stress test. Pending the adoption of proposals described earlier in Enhanced Prudential Standards, the FRB also requires Ally to conduct semiannual company-run stress tests under baseline, adverse, and severely adverse economic scenarios over a nine-quarter planning horizon. For the 2018 stress testing cycle, Ally submitted the results of its company-run stress tests to the FRB in April and October 2018.

Ally Financial Inc. • Form 10-K

In January 2017, the FRB amended its capital planning and stress testing rules, effective for the 2017 cycle and beyond. As a result of this amendment, the FRB may no longer object to the capital plan of a large and noncomplex BHC, like Ally, on the basis of qualitative deficiencies in its capital planning process. Instead, the qualitative assessment of Ally’s capital planning process is now conducted outside of CCAR through the supervisory review process. The amendment also decreased the de minimis threshold for the amount of capital that Ally could distribute to stockholders outside of an approved capital plan without the FRB’s prior approval, and modified Ally’s reporting requirements to reduce unnecessary burdens.
The FRB publishes summary quantitative results of the supervisory stress test of each large and noncomplex BHC, like Ally, ordinarily in June in connection with the culmination of the CCAR process. Additionally, we publicly disclose summary results of each company-run stress test under the severely adverse economic scenario in accordance with regulatory requirements. In 2018, we disclosed the summary results of our annual stress test on June 28, 2018, and the summary results of our mid-cycle stress test on October 5, 2018.
During the first quarter of 2019, the FRB announced that a number of large and noncomplex BHCs with $100 billion or more but less than $250 billion in total consolidated assets, including Ally, will not be required to submit a capital plan to the FRB, participate in the supervisory stress test or CCAR, or conduct company-run stress tests during the 2019 cycle. Instead, Ally’s capital actions during this cycle will be largely based on the results from its 2018 supervisory stress test.

•
Resolution Planning — Under the Dodd-Frank Act, Ally is required to periodically submit to the FRB and the FDIC plans (commonly known as a living will) for the rapid and orderly resolution of Ally and its significant legal entities under the U.S. Bankruptcy Code and other applicable insolvency laws in the event of future material financial distress or failure. If the FRB and the FDIC jointly determine that the resolution plan is not credible and the deficiencies are not adequately remedied in a timely manner, they may jointly impose on us more stringent capital, leverage, or liquidity requirements or restrictions on our growth, activities, or operations. Further, if we were to fail to address any deficiencies in our resolution plan when required, we could eventually be compelled to divest specified assets or operations. Ally submitted its most recent resolution plan to the FRB and the FDIC on December 31, 2017. In addition, under rules issued by the FDIC, Ally Bank is required to periodically submit to the FDIC a separate resolution plan, which is similarly assessed for its credibility. The most recent Ally Bank plan was filed on July 1, 2018. The public versions of the resolution plans previously submitted by Ally and Ally Bank are available on the FRB’s and the FDIC’s websites. With the enactment of the EGRRCP Act, the FRB and the FDIC have expressed their intent to revise the resolution-planning requirements for banking organizations like Ally and Ally Bank with $100 billion or more but less than $250 billion in total consolidated assets. As with related proposals, the FRB and the FDIC control when and how the revisions may be considered and adopted, and their actions cannot be predicted with any certainty.

•
Limitations on Bank and BHC Dividends and Other Capital Distributions — Federal and Utah law place a number of conditions, limits, and other restrictions on dividends and other capital distributions that may be paid by Ally Bank to IB Finance and thus indirectly to Ally. In addition, even if the FRB does not object to our capital plan, Ally and IB Finance may be precluded from or limited in paying dividends or other capital distributions without the FRB’s approval under certain circumstances—for example, when Ally or IB Finance would not meet minimum regulatory capital ratios after giving effect to the distributions. FRB supervisory guidance also directs BHCs like us to consult with the FRB prior to increasing dividends, implementing common-stock-repurchase programs, or redeeming or repurchasing capital instruments. Further, the U.S. banking agencies are authorized to prohibit an insured depository institution, like Ally Bank, or a BHC, like Ally, from engaging in unsafe or unsound banking practices and, depending upon the circumstances, could find that paying a dividend or other capital distribution would constitute an unsafe or unsound banking practice.

•
Transactions with Affiliates — Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W prevent Ally and its nonbank subsidiaries from taking undue advantage of the benefits afforded to Ally Bank as a depository institution, including its access to federal deposit insurance and the FRB’s discount window. Pursuant to these laws, “covered transactions”—including Ally Bank’s extensions of credit to and asset purchases from its affiliates—are generally subject to meaningful restrictions. For example, unless otherwise exempted, (1) covered transactions are limited to 10% of Ally Bank’s capital stock and surplus in the case of any individual affiliate and 20% of Ally Bank’s capital stock and surplus in the case of all affiliates; (2) Ally Bank’s credit transactions with an affiliate are generally subject to stringent collateralization requirements; (3) with few exceptions, Ally Bank may not purchase any “low quality asset” from an affiliate; and (4) covered transactions must be conducted on terms and conditions that are consistent with safe and sound banking practices (collectively, Affiliate Transaction Restrictions). In addition, transactions between Ally Bank and an affiliate must be on terms and conditions that are either substantially the same as or more beneficial to Ally Bank than those prevailing at the time for comparable transactions with or involving nonaffiliates.

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
The Dodd-Frank Act tightened the Affiliate Transaction Restrictions in a number of ways. For example, the definition of covered transactions was expanded to include credit exposures arising from derivative transactions, securities lending and

Ally Financial Inc. • Form 10-K

borrowing transactions, and the acceptance of affiliate-issued debt obligations (other than securities) as collateral. For a credit transaction that must be collateralized, the Dodd-Frank Act also requires that collateral be maintained at all times while the credit extension or credit exposure remains outstanding and places additional limits on acceptable collateral.

•
Source of Strength — The Dodd-Frank Act codified the FRB’s policy requiring a BHC, like Ally, to serve as a source of financial strength for a depository institution subsidiary, like Ally Bank, and to commit resources to support the subsidiary in circumstances when Ally might not otherwise elect to do so. This commitment is also reflected in Ally Bank’s application for membership in the Federal Reserve System, as described in Note 20 to the Consolidated Financial Statements. The functional regulator of any nonbank subsidiary of Ally, however, may prevent that subsidiary from directly or indirectly contributing its financial support, and if that were to preclude Ally from serving as an adequate source of financial strength, the FRB may instead require the divestiture of Ally Bank and impose operating restrictions pending such a divestiture.

•
Single Point of Entry Resolution Authority — Under the Dodd-Frank Act, a BHC whose failure would have serious adverse effects on the financial stability of the United States may be subjected to an FDIC-administered resolution regime called the orderly liquidation authority as an alternative to bankruptcy. If Ally were to be placed into receivership under the orderly liquidation authority, the FDIC as receiver would have considerable rights and powers in liquidating and winding up Ally, including the ability to assign assets and liabilities without the need for creditor consent or prior court review and the ability to differentiate and determine priority among creditors. In doing so, moreover, the FDIC’s primary goal would be a liquidation that mitigates risk to the financial stability of the United States and that minimizes moral hazard. Under the FDIC’s proposed Single Point of Entry strategy for the resolution of a systemically important financial institution under the orderly liquidation authority, the FDIC would place the top-tier U.S. holding company in receivership, keep its operating subsidiaries open and out of insolvency proceedings by transferring them to a new bridge holding company, impose losses on the stockholders and creditors of the holding company in receivership according to their statutory order of priority, and address the problems that led to the institution’s failure.

•
Enforcement Authority — The FRB possesses extensive authorities and powers to regulate and supervise the conduct of Ally’s businesses and operations. If the FRB were to take the position that Ally or any of its subsidiaries have violated any law or commitment or engaged in any unsafe or unsound practice, formal or informal enforcement and other supervisory actions could be taken by the FRB against Ally, its subsidiaries, and institution-affiliated parties (such as directors, officers, and agents). The UDFI and the FDIC have similarly expansive authorities and powers over Ally Bank and its subsidiaries. For example, these governmental authorities could order us to cease and desist from engaging in specified activities or practices or could affirmatively compel us to correct specified violations or practices. Some or all of these government authorities also would have the power, as applicable, to issue administrative orders against us that can be judicially enforced, to direct us to increase capital and liquidity, to limit our dividends and other capital distributions, to restrict or redirect the growth of our assets, businesses, and operations, to assess civil money penalties against us, to remove our officers and directors, to require the divestiture or the retention of assets or entities, to terminate deposit insurance, or to force us into bankruptcy, conservatorship, or receivership. These actions could directly affect not only Ally, its subsidiaries, and institution-affiliated parties but also Ally’s counterparties, stockholders, and creditors and its commitments, arrangements, and other dealings with them.

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

Ally Financial Inc. • Form 10-K

In December 2010, the Basel Committee reached an agreement on the global Basel III capital framework, which was designed to increase the quality and quantity of regulatory capital by introducing new risk-based and leverage capital standards. In July 2013, the U.S. banking agencies finalized rules implementing the Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act (U.S. Basel III). U.S. Basel III represents a substantial revision to the previously effective regulatory capital standards for U.S. banking organizations. We became subject to U.S. Basel III on January 1, 2015, although a number of its provisions—including capital buffers and certain regulatory capital deductions—were subject to a phase-in period through December 31, 2018.
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. In addition to these minimum risk-based capital ratios, Ally and Ally Bank are also subject to a Common Equity Tier 1 capital conservation buffer of more than 2.5%, which was subject to a phase-in period from January 1, 2016, through December 31, 2018. Failure to maintain the full amount of the buffer would result in restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%.
U.S. Basel III also revised the eligibility criteria for regulatory capital instruments and provided for the phase-out of instruments that had previously been recognized as capital but that do not satisfy these criteria. For example, subject to certain exceptions (e.g., certain debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other hybrid securities were excluded from a BHC’s Tier 1 capital beginning January 1, 2016. Also, certain items are deducted from Common Equity Tier 1 capital under U.S. Basel III that had not previously been deducted from regulatory capital, and certain other deductions from regulatory capital have been modified. Among other things, U.S. Basel III requires significant investments in the common stock of unconsolidated financial institutions, mortgage servicing assets, and certain deferred tax assets (DTAs) that exceed specified individual and aggregate thresholds to be deducted from Common Equity Tier 1 capital. U.S. Basel III also revised the standardized approach for calculating RWAs by, among other things, modifying certain risk weights and the methods for calculating RWAs for certain types of assets and exposures.
Ally and Ally Bank are subject to the U.S. Basel III standardized approach for counterparty credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not subject to the U.S. market risk capital rule, which applies only to banking organizations with significant trading assets and liabilities.
The capital-to-asset ratios play a central role in prompt corrective action (PCA), which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. While BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository institution subsidiaries. In addition, under FDICIA, only well-capitalized and adequately capitalized institutions may accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. At December 31, 2018, Ally Bank was well capitalized under the PCA framework.
At December 31, 2018, Ally and Ally Bank were in compliance with their regulatory capital requirements. For an additional discussion of capital adequacy requirements, refer to Note 20 to the Consolidated Financial Statements.
The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (CECL), which is further described in Note 1 to the Consolidated Financial Statements. CECL introduces a new accounting model to measure credit losses for financial assets measured at amortized cost, which includes the vast majority of our finance receivables and loan portfolio. Under CECL, credit losses for each of these financial assets are measured based on the total current expected credit losses over the life of the financial asset or group of financial assets. In effect, this means that the financial asset or group of financial assets are presented at the net amount expected to ever be collected. CECL will become effective for our fiscal year beginning January 1, 2020, and represents a significant departure from existing accounting principles generally accepted in the United States (GAAP), which currently provide for credit losses on these financial assets to be measured as they are incurred. When effective for us on January 1, 2020, CECL is expected to substantially increase our allowance for loan losses with a resulting negative day-one adjustment to equity. In December 2018, the FRB and other U.S. banking agencies approved a final rule to mitigate the impact of CECL on regulatory capital by allowing BHCs and banks, including Ally, to phase in the day-one impact of CECL over a period of three years for regulatory capital purposes. In addition, the FRB announced that although BHCs subject to company-run stress tests as part of CCAR must incorporate CECL beginning in the 2020 cycle, the FRB also further clarified that, in order to reduce uncertainty, it will maintain its current modeling framework for the allowance for loan losses in supervisory stress tests through the 2021 cycle.
Prompted by the enactment of the EGRRCP Act, the FRB and other U.S. banking agencies in the fourth quarter of 2018 issued proposals that would establish risk-based categories for determining capital and liquidity requirements that apply to large U.S. banking organizations. Refer to Holding Company, Financial Holding Company, and Depository Institution Status earlier in this section. In April 2018, the FRB issued a proposal to more closely align forward-looking stress testing results with the FRB’s non-stress regulatory capital requirements for

Ally Financial Inc. • Form 10-K

banking organizations with $50 billion or more in total consolidated assets. The proposal would introduce a stress capital buffer based on firm-specific stress test performance, which would effectively replace the non-stress capital conservation buffer. The proposal would also make several changes to the CCAR process, such as eliminating the CCAR quantitative objection, narrowing the set of planned capital actions assumed to occur in the stress scenario, and eliminating the 30% dividend payout ratio as a criterion for heightened scrutiny of a firm’s capital plan.
In December 2017, the Basel Committee approved revisions to the global Basel III capital framework (commonly known as Basel IV), many of which—if adopted in the United States—could heighten regulatory capital standards even more.
At this time, how all of these proposals and revisions will be harmonized and finalized in the United States is not clear or predictable.
Insured Depository Institution Status
Ally Bank is an insured depository institution and, as such, is required to file periodic reports with the FDIC about its financial condition. Total assets of Ally Bank were $159.0 billion and $137.4 billion at December 31, 2018, and 2017, respectively.
Ally Bank’s deposits are insured by the FDIC in the standard insurance amounts per depositor for each account ownership category as prescribed by the FDI Act. Deposit insurance is funded through assessments on Ally Bank and other insured depository institutions, and the FDIC may take action to increase insurance premiums if the DIF is not funded to its regulatory mandated Designated Reserve Ratio (DRR). Currently, the FDIC is required to achieve a DRR of 1.35% by September 30, 2020, and has established a target DRR of 2.0%. Under the Dodd-Frank Act, the FDIC assesses premiums from each institution based on its average consolidated total assets minus its average tangible equity, while utilizing a scorecard method to determine each institution’s risk to the DIF. The Dodd-Frank Act also requires the FDIC, in setting assessments, to offset the effect of increasing its reserve for the DIF on institutions with consolidated total assets of less than $10 billion. To achieve the mandated DRR consistent with these provisions of the Dodd-Frank Act, the FDIC implemented a rule in 2016 imposing a surcharge of 4.5 basis points on all insured depository institutions with consolidated total assets of $10 billion or more in addition to their regular assessments. Under the rule, the surcharge would cease once a DRR of 1.35% had been achieved or on December 31, 2018, whichever came first. On September 30, 2018, the DRR reached 1.36%, and the surcharge was eliminated.
If an insured depository institution like Ally Bank were to become insolvent or if other specified events were to occur relating to its financial condition or the propriety of its actions, the FDIC may be appointed as conservator or receiver for the institution. In that capacity, the FDIC would have the power to (1) transfer assets and liabilities of the institution to another person or entity without the approval of the institution’s creditors; (2) require that its claims process be followed and to enforce statutory or other limits on damages claimed by the institution’s creditors; (3) enforce the institution’s contracts or leases according to their terms; (4) repudiate or disaffirm the institution’s contracts or leases; (5) seek to reclaim, recover, or recharacterize transfers of the institution’s assets or to exercise control over assets in which the institution may claim an interest; (6) enforce statutory or other injunctions; and (7) exercise a wide range of other rights, powers, and authorities, including those that could impair the rights and interests of all or some of the institution’s creditors. In addition, the administrative expenses of the conservator or receiver could be afforded priority over all or some of the claims of the institution’s creditors, and under the FDI Act, the claims of depositors (including the FDIC as subrogee of depositors) would enjoy priority over the claims of the institution’s unsecured creditors.
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

•
Mortgage Operations — Our mortgage business is subject to extensive federal, state, and local laws, including related judicial and administrative decisions. The federal, state, and local laws to which our mortgage business is subject, among other things, impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged; regulate the use of credit reports and the reporting of credit information; impose underwriting requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices, including in connection with assessments, collection and foreclosure activities, claims handling, and investment and interest payments on escrow accounts.

Through our direct-to-consumer mortgage offering, we offer a variety of jumbo and conforming fixed- and adjustable-rate mortgage products with the assistance of a third-party fulfillment provider. Jumbo mortgage loans are generally held on our balance sheet and are accounted for as held-for-investment. Conforming mortgage loans are generally originated as held-for-sale and then sold to the fulfillment provider, which in turn may sell the loans to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or other participants in the secondary mortgage market. The nature and dynamics of this market, however, continue to evolve in ways that are often not clear or predictable. For example, Fannie Mae and Freddie Mac have been in conservatorship since September 2008. While the Federal Housing Finance Agency has published and pursued strategic goals for these government-sponsored enterprises during the conservatorship, their role in the market remains subject to uncertainty. Relatedly, during this same period, Congress has debated comprehensive housing-finance reform, but proposed legislation has yet to be meaningfully advanced.

Ally Financial Inc. • Form 10-K

•
Automotive Lending Business — In March 2013, the CFPB issued guidance about compliance with the fair-lending requirements of the Equal Credit Opportunity Act and Regulation B. The guidance was specific to the practice of indirect automotive finance companies purchasing financing contracts executed between dealers and consumers and paying dealers for the contracts at a discount below the rates dealers charge consumers. In December 2017, the Government Accountability Office (GAO) determined that the CFPB’s guidance constituted a rule under the Congressional Review Act. In May 2018, the guidance was disapproved and nullified under the Congressional Review Act by a joint resolution adopted by Congress and signed by the President.

Asset-backed Securitizations
Section 941 of the Dodd-Frank Act requires securitizers of different types of asset-backed securitizations, including transactions backed by residential mortgages, commercial mortgages, and commercial, credit card, and automotive loans, to retain no less than five percent of the credit risk of the assets being securitized, with an exemption for securitizations that are wholly composed of “qualified residential mortgages” (QRMs). Federal regulators issued final rules implementing this Dodd-Frank Act requirement in October 2014. The final rules aligned the definition of QRMs with the CFPB’s definition of “Qualified Mortgage” and also included an exemption for the mortgage-backed securities (MBS) of government-sponsored enterprises. The regulations took effect on February 23, 2015. Compliance was required with respect to securitization transactions backed by residential mortgages beginning December 24, 2015, and with respect to securitization transactions backed by other types of assets beginning December 24, 2016. Ally Bank has complied with the FDIC’s Safe Harbor Rule requiring it to retain five percent risk retention in consumer automotive loan and operating lease securitizations.
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
Investments in Ally
Because Ally Bank is an insured depository institution and Ally and IB Finance are BHCs, direct or indirect control of us—whether through the ownership of voting securities, influence over management or policies, or other means—is subject to approvals, conditions, and other restrictions under federal and state laws. Refer to Bank Holding Company, Financial Holding Company, and Depository Institution Status earlier in this section. Investors are responsible for ensuring that they do not, directly or indirectly, acquire control of us in contravention of these laws.
Ally Invest Subsidiaries
Ally Invest Securities LLC (Ally Invest Securities) is registered as a securities broker-dealer with the SEC and in all 50 states, the District of Columbia, and Puerto Rico, is registered with the Municipal Securities Rulemaking Board as a municipal securities broker-dealer, and is a member of FINRA, Securities Investor Protection Corporation (SIPC), and various other SROs, including BATS BYX Exchange, BATS BZX Exchange, NYSE Arca, and Nasdaq Stock Market. As a result, Ally Invest Securities and its personnel are subject to extensive requirements under the Securities Exchange Act of 1934, as amended (Exchange Act), SEC regulations, SRO rules, and state laws, which collectively cover all aspects of the firm’s securities activities—including sales and trading practices, capital adequacy, recordkeeping, privacy, anti-money laundering, financial and other reporting, supervision, misuse of material nonpublic information, conducting its business in accordance with just and equitable principles of trade, and personnel qualifications. The firm operates as an introducing broker and clears all transactions, including all customer transactions, through a third-party clearing broker-dealer on a fully disclosed basis.
Ally Invest Forex LLC (Ally Invest Forex) is registered with the U.S. Commodity Futures Trading Commission (CFTC) as an introducing broker and is a member of the National Futures Association (NFA), which is the primary SRO for the U.S. futures industry. It is subject to similarly expansive requirements under the Commodity Exchange Act, CFTC and NFA rules governing introducing brokers and their personnel, and CFTC retail forex rules.
Ally Invest Advisors Inc. (Ally Invest Advisors) is registered as an investment adviser with the SEC. As a result, it is subject to a host of requirements governing investment advisers and their personnel under the Investment Advisers Act of 1940 as amended, and the rules and regulations promulgated thereunder, including certain fiduciary and other obligations with respect to its relationships with its investment advisory clients.
Regulators conduct periodic examinations of Ally Invest Securities, Ally Invest Forex, and Ally Invest Advisors, and regularly review reports that the firms are required to submit on an ongoing basis. Violations of relevant regulatory requirements could result in adverse consequences for the firms and their personnel, including censure, penalties and fines, the issuance of cease-and-desist orders, and restriction, suspension or expulsion from the securities industry and other adverse consequences.
Other Laws
Ally is subject to numerous federal, state, and local statutes, regulations, and other laws, and the possibility of violating applicable law presents an ongoing risk to Ally. Some of the other more significant laws to which we are subject include:

Ally Financial Inc. • Form 10-K

•
Privacy and Data Security — The GLB Act and related regulations impose obligations on financial institutions to safeguard specified consumer information maintained by them, to provide notice of their privacy practices to consumers in specified circumstances, and to allow consumers to “opt-out” of specified kinds of information sharing with unaffiliated parties. Related regulatory guidance also directs financial institutions to notify consumers in specified cases of unauthorized access to sensitive consumer information. In addition, most states have enacted laws requiring notice of specified cases of unauthorized access to information. In February 2017, the NYDFS adopted expansive cybersecurity regulations that require regulated entities to establish cybersecurity programs and policies, to designate chief information security officers, to comply with notice and reporting obligations, and to take other actions in connection with the security of their information. As these and future laws impose increasingly stringent privacy and data-security obligations on us, our compliance costs and other liabilities could increase substantially.

•
Volcker Rule — Under the Dodd-Frank Act and implementing regulations of the CFTC, FDIC, FRB, Office of the Comptroller of the Currency and the SEC (the Volcker Rule), insured depository institutions and their affiliates are prohibited from (1) engaging in “proprietary trading,” and (2) investing in or sponsoring certain types of funds (covered funds) subject to certain limited exceptions. The final rules contain exemptions for market-making, hedging, underwriting, trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds to be retained. They also permit the offering and sponsoring of funds under certain conditions. In early 2017, the FRB granted us a five-year extension to conform with requirements related to certain covered funds activities. The Volcker Rule imposes significant compliance and reporting obligations on banking entities. The impact of the Volcker Rule is not expected to be material to Ally’s business operations.

•
Fair Lending Laws — The Equal Credit Opportunity Act, the Fair Housing Act, and similar fair-lending laws (collectively, Fair Lending Laws) generally prohibit a creditor from discriminating against an applicant or borrower in any aspect of a credit transaction on the basis of specified characteristics known as “prohibited bases,” such as race, gender, and religion. Creditors are also required under the Fair Lending Laws to follow a number of highly prescriptive rules, including rules requiring credit decisions to be made promptly, notices of adverse actions to be given, and, in the case of mortgage lenders of a certain size, anonymized data and information about mortgage applicants and credit decisions to be gathered and made publicly available. Ally, under the oversight of its Fair and Responsible Banking team, has established a comprehensive fair-lending program that is designed to identify and mitigate fair-lending risk. Because the Fair Lending Laws and interpretations of them continue to evolve, however, Ally remains at risk of being accused of violations.

•
Fair Credit Reporting Act — The Fair Credit Reporting Act regulates the dissemination of credit reports by credit reporting agencies, requires users of credit reports to provide specified notices to the subjects of those reports, imposes standards on the furnishing of information to credit reporting agencies, obligates furnishers to maintain reasonable procedures to deal with the risk of identity theft, addresses the sharing of specified kinds of information with affiliates and third parties, and regulates the use of credit reports to make preapproved offers of credit and insurance to consumers. All of these provisions impose additional regulatory and compliance costs on us and affect our marketing programs.

•
Truth in Lending Act — The Truth in Lending Act (TILA) and Regulation Z, which implements TILA, require lenders to provide borrowers with uniform, understandable information about the terms and conditions in certain credit transactions. These rules apply to Ally and its subsidiaries when they extend credit to consumers and require, in the case of certain mortgage and automotive consumer loans, conspicuous disclosure of the finance charge and annual percentage rate, as applicable. In addition, if an advertisement for credit states specific credit terms, Regulation Z requires that the advertisement state only those terms that actually are or will be arranged or offered by the creditor together with specified notices. The CFPB has issued substantial amendments to the mortgage requirements under Regulation Z, and additional changes are likely in the future. Amendments to Regulation Z and Regulation X, which implements the Real Estate Settlement Procedures Act, require integrated mortgage loan disclosures to be provided for applications received on or after October 3, 2015. Failure to comply with TILA can result in liability for damages as well as criminal and civil penalties.

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

Ally Financial Inc. • Form 10-K

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

Employees
We had approximately 8,200 and 7,900 employees at December 31, 2018, and 2017, respectively.
Additional Information
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
We are subject to extensive regulatory frameworks and to direct supervision and periodic examinations by various governmental agencies and industry SROs that are charged with overseeing the kinds of business activities in which we engage. This regulatory and supervisory oversight is designed to protect public and private interests—such as macroeconomic policy objectives, financial-market stability and liquidity, and the confidence and security of depositors—that may not always be aligned with those of our stockholders or non-deposit creditors. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. In the last decade, governmental scrutiny of the financial services industry has intensified, fundamental changes have been made to the banking, securities, and other laws that govern financial services, and a multitude of related business practices have been altered. While the scope, intensity, and focus of governmental oversight can vary from time to time, we expect to continue devoting substantial time and resources to risk management, compliance, regulatory change management, and cybersecurity and other technology initiatives, each of which may adversely affect our ability to operate profitably or to pursue advantageous business opportunities.
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
In connection with their continuous supervision and examinations of us, the FRB, the UDFI, the CFPB, the SEC, FINRA, the NYDFS, or other regulatory agencies may require changes in our business or operations. Such a requirement may be judicially enforceable or impractical for us to contest, and if we are unable to implement or maintain the requirement in a timely and effective manner, we could become subject to formal or informal enforcement and other supervisory actions, including memoranda of understanding, written agreements, cease-and-desist orders, and prompt-corrective-action or safety-and-soundness directives. Supervisory actions could entail significant

Ally Financial Inc. • Form 10-K

restrictions on our existing business, our ability to develop new business, our flexibility in conducting operations, and our ability to pay dividends or utilize capital. Enforcement and other supervisory actions also may result in the imposition of civil monetary penalties or injunctions, related litigation by private plaintiffs, damage to our reputation, and a loss of investor confidence. We could be required as well to dispose of specified assets and liabilities within a prescribed period of time. As a result, any enforcement or other supervisory action could have an adverse effect on our business, financial condition, results of operations, and prospects.
Our regulatory and supervisory environments are not static. No assurance can be given that applicable statutes, regulations, and other laws will not be amended or construed differently, that new laws will not be adopted, or that any of these laws will not be enforced more aggressively. For example, while Congress nullified the CFPB’s guidance about compliance with fair-lending laws in the context of indirect automotive financing, the NYDFS has since adopted arguably more far-reaching guidance on the subject. Changes in the regulatory and supervisory environments could adversely affect us in substantial and unpredictable ways, including by limiting the types of financial services and products we may offer, enhancing the ability of others to offer more competitive financial services and products, restricting our ability to make acquisitions or pursue other profitable opportunities, and negatively impacting our financial condition and results of operations. Further, noncompliance with applicable laws could result in the suspension or revocation of licenses or registrations that we need to operate and in the initiation of enforcement and other supervisory actions or private litigation.
Our ability to execute our business strategy for Ally Bank may be adversely affected by regulatory constraints.
A primary component of our business strategy is the continued growth of Ally Bank, which is a direct bank with no branch network. This growth includes amassing a higher level of retail deposits and expanding our consumer and commercial lending. If regulatory agencies raise concerns about any aspect of our business strategy for Ally Bank or the way in which we implement it, we may be obliged to limit or even reverse the growth of Ally Bank or otherwise alter our strategy, which could have an adverse effect on our business, financial condition, results of operations, or prospects. In addition, if we are compelled to retain or shift any of our business activities in or to nonbank affiliates, our funding costs for those activities—such as unsecured funding in the capital markets—could be more expensive than our cost of funds at Ally Bank.
We are subject to stress tests, capital and liquidity planning, and other enhanced prudential standards, which impose significant restrictions and costly requirements on our business and operations.
We are currently subject to enhanced prudential standards that have been established by the FRB as required or authorized under the Dodd-Frank Act, including capital planning and stress testing requirements for large and noncomplex BHCs with $100 billion or more but less than $250 billion in total consolidated assets and less than $75 billion in total nonbank assets. Specifically, Ally is subject to annual supervisory and semiannual company-run stress tests and must submit a proposed capital plan to the FRB annually in connection with CCAR. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. The FRB will either object to our proposed capital plan, in whole or in part, or provide a notice of non-objection. The failure to receive a notice of non-objection from the FRB—whether due to how well our business and operations are forecasted to perform, how capably we execute our capital planning process, how acutely the FRB projects severely adverse conditions to be, or otherwise—may prohibit us from paying dividends, repurchasing our common stock, or making other capital distributions, may compel us to issue capital instruments that could be dilutive to stockholders, may prevent us from maintaining or expanding lending or other business activities, or may damage our reputation and result in a loss of investor confidence.
Further, we may be required to raise capital if we are at risk of failing to satisfy our minimum regulatory capital ratios or related supervisory requirements, whether due to inadequate operating results that erode capital, future growth that outpaces the accumulation of capital through earnings, changes in regulatory capital standards, changes in accounting standards that affect capital (such as CECL), or otherwise. In addition, we may elect to raise capital for strategic reasons even when not required to do so. Our ability to raise capital on favorable terms or at all will depend on general economic and market conditions, which are outside of our control, and on our operating and financial performance. Accordingly, we cannot be assured of being able to raise capital when needed or on favorable terms. An inability to raise capital when needed and on favorable terms could damage the performance and value of our business, prompt supervisory actions and private litigation, harm our reputation, and cause a loss of investor confidence, and if the condition were to persist for any appreciable period of time, our viability as a going concern could be threatened. Even if we are able to raise capital but do so by issuing common stock or convertible securities, the ownership interest of our existing stockholders could be diluted, and the market price of our common stock could decline.
Existing enhanced prudential standards also require Ally to conduct liquidity stress tests and maintain a sufficient quantity of highly liquid assets to survive a projected 30-day liquidity stress event, to adopt a contingency funding plan that would address liquidity needs during various stress events, and to implement specified liquidity risk management and corporate governance measures. These enhanced liquidity standards, together with a quantitative minimum liquidity coverage ratio that we must satisfy as a complement to these standards, could constrain our ability to originate or invest in longer-term or less liquid assets or to take advantage of other profitable opportunities and, therefore, may adversely affect our business, results of operations, and prospects.
In May 2018, targeted amendments to the Dodd-Frank Act and other financial-services laws were enacted through the EGRRCP Act, including amendments that affect whether and, if so, how the FRB applies enhanced prudential standards to BHCs like us with $100 billion or more but less than $250 billion in total consolidated assets. During the fourth quarter of 2018, the FRB and other U.S. banking agencies issued proposals that would implement these amendments in the EGRRCP Act and establish risk-based categories for determining the prudential standards and the capital and liquidity requirements that apply to large U.S. banking organizations. Under the proposals, Ally

Ally Financial Inc. • Form 10-K

would be treated as a Category IV firm and, for the most part, would be subject to prudential standards that are more tailored to our risk profile. Similar proposals revising the FRB’s capital-plan rule and the FRB’s and the FDIC’s resolution-planning requirements are expected as well. Additionally, during the first quarter of 2019, the FRB announced that a number of large and noncomplex BHCs with $100 billion or more but less than $250 billion in total consolidated assets, including Ally, will not be required to submit a capital plan to the FRB, participate in the supervisory stress test or CCAR, or conduct company-run stress tests during the 2019 cycle. Instead, Ally’s capital actions during this cycle will be largely based on the results from its 2018 supervisory stress test. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. The FRB and other U.S. banking agencies, however, control when and how the existing proposals and any future proposals may be considered and adopted, and their actions cannot be predicted with any certainty. Final rules may be more or less favorable than the proposals. Even if favorable to us in form and content, final rules may be interpreted, applied, and enforced by regulatory agencies in ways that dilute or eliminate that favorability. In addition, other laws may be enacted, adopted, interpreted, applied, and enforced in ways that offset any favorability generated by these proposals.
Our ability to rely on deposits as a part of our funding strategy may be limited.
Ally Bank is a key part of our funding strategy, and we place great reliance on deposits at Ally Bank as a source of funding. Competition for deposits and deposit customers, however, is fierce and has only intensified with the implementation of enhanced capital and liquidity requirements in the last decade. Ally Bank does not have a branch network but, instead, obtains its deposits through online and other digital channels, from customers of Ally Invest, and through deposit brokers. Brokered deposits may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher returns. Brokered deposits totaled $16.9 billion at December 31, 2018, which represented 15.9% of Ally Bank’s total deposits. In addition, our ability to maintain or grow deposits may be constrained by our lack of in-person banking services, gaps in our product and service offerings, changes in consumer trends, competition from fintech companies and emerging financial-services providers, or any loss of confidence in our brand or our business. Our level of deposits also could be adversely affected by regulatory or supervisory restrictions, including any applicable prior approval requirements or limits on our offered rates or brokered deposit growth, and by changes in monetary or fiscal policies that influence deposit or other interest rates. Perceptions of our financial strength, rates or returns offered by other financial institutions or third parties, and other competitive factors beyond our control, including returns on alternative investments, will also impact the size of our deposit base.
Requirements under the U.S. Basel III rules to increase the quality and quantity of regulatory capital and future revisions to the Basel III framework may adversely affect our business and financial results.
In December 2010, the Basel Committee reached an agreement on the global Basel III capital framework, which was designed to increase the quality and quantity of regulatory capital by introducing new risk-based and leverage capital standards. In July 2013, the U.S. banking agencies finalized rules implementing U.S. Basel III, which substantially revised the previously effective regulatory capital standards for U.S. banking organizations. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report.
Ally and Ally Bank became subject to U.S. Basel III on January 1, 2015, although a number of its provisions—including capital buffers and certain regulatory capital deductions—were subject to a phase-in period through December 31, 2018. U.S. Basel III subjects Ally and Ally Bank to higher minimum risk-based capital ratios and a capital conservation buffer above these minimum ratios. Failure to maintain the full amount of the buffer would result in restrictions on our ability to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also has, over time, imposed more stringent deductions for specified DTAs and other assets and limited our ability to meet regulatory capital requirements through the use of trust preferred securities or other hybrid securities.
If Ally or Ally Bank were to fail to satisfy its regulatory capital requirements, significant regulatory sanctions could result, such as a bar on capital distributions as well as acquisitions and new activities, restrictions on our acceptance of brokered deposits, a loss of our status as an FHC, informal or formal enforcement and other supervisory actions, or even resolution or receivership. Any of these sanctions could have an adverse effect on our business, results of operations, financial condition, or prospects.
Through its adoption of CECL, the FASB has introduced a new accounting model to measure credit losses for financial assets measured at amortized cost, which includes the vast majority of our finance receivables and loan portfolio. Refer to Note 1 to the Consolidated Financial Statements and the section above titled Regulation and Supervision in Part I, Item 1 of this report. When effective for us on January 1, 2020, CECL is expected to substantially increase our allowance for loan losses with a resulting negative day-one adjustment to equity. In December 2018, the FRB and other U.S. banking agencies approved a final rule to mitigate the impact of CECL on regulatory capital by allowing BHCs and banks, including Ally, to phase in the day-one impact of CECL over a period of three years for regulatory capital purposes. In addition, the FRB announced that although BHCs subject to company-run stress tests as part of CCAR must incorporate CECL beginning in the 2020 cycle, the FRB also further clarified that, in order to reduce uncertainty, it will maintain its current modeling framework for the allowance for loan losses in supervisory stress tests through the 2021 cycle. It is not yet clear whether, taken together, these actions by the U.S. banking agencies will mitigate the impact of CECL to a degree that is sufficient for us to sustain appropriate levels of regulatory capital without meaningfully altering our business, financial, and operational plans, including our current level of capital distributions. If the actions are insufficient, our business, results of operations, financial condition, or prospects could suffer.
In April 2018, the FRB issued a proposal that would introduce a stress capital buffer based on firm-specific stress test performance—which would effectively replace the non-stress capital conservation buffer—as well as several related changes to CCAR. Refer to Note 1 to the Consolidated Financial Statements and the section above titled Regulation and Supervision in Part I, Item 1 of this report. In December

Ally Financial Inc. • Form 10-K

2017, the Basel Committee approved revisions to the global Basel III capital framework (commonly known as Basel IV), many of which—if adopted in the United States—could heighten regulatory capital standards. How these proposals and revisions will be harmonized and finalized in the United States is not clear or predictable, and no assurance can be provided that they would not further impact our business, results of operations, financial condition, or prospects in an adverse way.
Our business and financial results could be adversely affected by the political environment and governmental fiscal and monetary policies.
A fractious or volatile political environment in the United States, including any related social unrest, could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor, and regulatory sentiments, any one or more of which in turn could cause our business and financial results to suffer. In addition, disruptions in the foreign relations of the United States could adversely affect the automotive and other industries on which our business depends and our tax positions and other dealings in foreign countries. We also could be negatively impacted by political scrutiny of the financial-services industry in general or our business or operations in particular, whether or not warranted, and by an environment where criticizing financial-services providers or their activities is politically advantageous.
Our business and financial results are also significantly affected by the fiscal and monetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States in pursuit of maximum employment, stable prices, and moderate long-term interest rates. The FRB and its policies influence the availability and demand for loans and deposits, the rates and other terms for loans and deposits, the conditions in equity, fixed-income, currency, and other markets, and the value of securities and other financial instruments. Refer to the risk factor below, titled The levels of or changes in interest rates could affect our results of operations and financial condition, for more information on how the FRB could affect interest rates. These policies and related governmental actions could adversely affect every facet of our business and operations—for example, the new and used vehicle financing market, the cost of our deposits and other interest-bearing liabilities, and the yield on our earning assets. Tax and other fiscal policies, moreover, impact not only general economic and market conditions but also give rise to incentives or disincentives that affect how we and our customers prioritize objectives, deploy resources, and run households or operate businesses. Both the timing and the nature of any changes in monetary or fiscal policies, as well as their consequences for the economy and the markets in which we operate, are beyond our control and difficult to predict but could adversely affect us.
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
Legislation and regulations on cybersecurity and data privacy may compel us to enhance or modify our systems, invest in new systems, change our service providers, or alter our business practices or our policies on data governance and privacy. If any of these outcomes were to occur, our operational costs could increase significantly. In addition, if government authorities were to conclude that we or our service providers had not adequately implemented laws on cybersecurity and data privacy or had not otherwise met related supervisory expectations, we could be subject to enforcement and other supervisory actions, related litigation by private plaintiffs, reputational damage, or a loss of investor confidence.
Risks Related to Our Business
Weak or deteriorating economic conditions, failures in underwriting, changes in underwriting standards, financial or systemic shocks, or growth in our nonprime or used vehicle financing business could increase our credit risk, which could adversely affect our business and financial results.
Our business is centered around lending and banking, and a significant percentage of our assets are composed of loans, operating leases, and securities. As a result, in the ordinary course of business, credit risk is our most pronounced risk.
Our business and financial results depend significantly on household, business, economic, and market conditions. When those conditions are weak or deteriorating, we could simultaneously experience reduced demand for credit and increased delinquencies or defaults, including

Ally Financial Inc. • Form 10-K

in the loans that we have securitized and in which we retain a residual interest. These kinds of conditions also could dampen the demand for products and services in our insurance, banking, brokerage, and other businesses. Increased delinquencies or defaults could result as well from us failing to appropriately underwrite loans and operating leases that we originate or purchase or from us adopting—for strategic, competitive, or other reasons—more liberal underwriting standards. If delinquencies or defaults on our loans and operating leases increase, their value and the income derived from them could be adversely affected, and we could incur increased administrative and other costs in seeking a recovery on claims and any collateral. If unfavorable conditions are negatively affecting used vehicle or other collateral values at the same time, the amount and timing of recoveries could suffer as well. Weak or deteriorating economic conditions also may negatively impact the market value and liquidity of our investment securities, and we may be required to record additional impairment charges that adversely affect earnings if debt securities suffer a decline in value that is considered other-than-temporary. There can be no assurance that our monitoring of our credit risk and our efforts to mitigate credit risk through risk-based pricing, appropriate underwriting and investment policies, loss-mitigation strategies, and diversification are, or will be, sufficient to prevent an adverse impact to our business and financial results. A financial or systemic shock and a failure of a significant counterparty or a significant group of counterparties could negatively impact us as well, possibly to a severe degree, due to our role as a financial intermediary and the interconnectedness of the financial system.
We continue to have exposure to nonprime consumer automotive financing and used vehicle financing. We define nonprime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of less than 620. Customers that finance used vehicles tend to have lower FICO® Scores as compared to new vehicle customers, and defaults resulting from vehicle breakdowns are more likely to occur with used vehicles as compared to new vehicles that are financed. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.3 billion, or approximately 11.7% of our total consumer automotive loans at December 31, 2018, as compared to $8.8 billion, or approximately 12.9% of our total consumer automotive loans at December 31, 2017. At December 31, 2018, and 2017, $203 million and $204 million, respectively, of nonprime consumer automotive loans were considered nonperforming as they had been placed on nonaccrual status in accordance with our accounting policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements for additional information. Additionally, the carrying value of our consumer automotive used vehicle loans before allowance for loan losses was $36.3 billion, or approximately 51.5% of our total consumer automotive loans at December 31, 2018, as compared to $31.8 billion, or approximately 46.8% of our total consumer automotive loans at December 31, 2017. If our exposure to nonprime consumer automotive loans or used vehicle financing were to increase over time, our credit risk will increase to a possibly significant degree.
As part of the underwriting process, we rely heavily upon information supplied by applicants and other third parties, such as automotive dealers and credit reporting agencies. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected before completing the transaction, we may experience increased credit risk.
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
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing quantitative and qualitative information, all of which may change substantially over time. Changes in economic conditions affecting borrowers, revisions to accounting rules and related guidance, new qualitative or quantitative information about existing loans, identification of additional problem loans, changes in the size or composition of our loan portfolio, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. For example, our shift to a full credit spectrum consumer automotive finance portfolio over the past several years could result in additional increases in our allowance for loan losses in the future.
Through its adoption of CECL, the FASB has introduced a new accounting model to measure credit losses for financial assets measured at amortized cost, which includes the vast majority of our finance receivables and loan portfolio. Refer to Note 1 to the Consolidated Financial Statements and the section above titled Regulation and Supervision in Part I, Item 1 of this report. Immediately when effective on January 1, 2020, CECL is expected to substantially increase our allowance for loan losses with a resulting negative adjustment to equity. While the FRB and other U.S. banking agencies have taken steps to mitigate the impact of CECL on regulatory capital, it is not yet clear whether these actions will do so to a degree that is sufficient for us to sustain appropriate levels of regulatory capital without meaningfully altering our business, financial, and operational plans, including our current level of capital distributions. Refer to the risk factor above, titled Requirements under the U.S. Basel III rules to increase the quality and quantity of regulatory capital and future revisions to the Basel III framework may adversely affect our business and financial results, for more information about the consequences of our failure to satisfy regulatory capital requirements.
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

Ally Financial Inc. • Form 10-K

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
A number of trends are affecting the automotive industry and the role of dealers within it. These include challenges to the dealer’s role as intermediary between manufacturers and purchasers, shifting financial and other pressures exerted by manufacturers on dealers, the rise of vehicle sharing and ride hailing, the development of autonomous and alternative-energy vehicles, the impact of demographic shifts on attitudes and behaviors toward vehicle ownership and use, changing expectations around the vehicle buying experience, adjustments in the geographic distribution of new and used vehicle sales, and advancements in communications technology. Any one or more of these trends could adversely affect the key role of dealers and their business models, profitability, and viability, and if this were to occur, our dealer-centric automotive finance and insurance businesses could suffer as well.
Our share of commercial wholesale financing remains at risk of decreasing in the future as a result of intense competition and other factors. The number of dealers with whom we have wholesale relationships decreased approximately 7% as compared to December 31, 2017. If we are not able to maintain existing relationships with significant automotive dealers or if we are not able to develop new relationships for any reason—including if we are not able to provide services on a timely basis, offer products and services that meet the needs of the dealers, compete successfully with the products and services of our competitors, or effectively counter the exclusivity privileges that some competitors have with automotive manufacturers—our wholesale funding volumes, and the number of dealers with whom we have retail funding relationships, could decline in the future. If this were to occur, our business, results of operations, financial condition, or prospects could be adversely affected.
General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler) dealers and their retail customers continue to constitute a significant portion of our customer base, which creates concentration risk for us.
While we have diversified—and are continuing to diversify—our automotive finance and insurance businesses and to expand into other financial services, GM and Chrysler dealers and their retail customers continue to constitute a significant portion of our customer base. In 2018, 48% of our new vehicle dealer inventory financing and 27% of our consumer automotive financing volume were transacted for GM-franchised dealers and customers, and 36% of our new vehicle dealer inventory financing and 27% of our consumer automotive financing volume were transacted for Chrysler dealers and customers. GM, Chrysler, and their captive automotive finance companies compete vigorously with us and could take further actions that negatively impact the amount of business that we do with GM and Chrysler dealers and their retail customers. Further, a significant adverse change in GM’s or Chrysler’s business—including, for example, in the production or sale of GM or Chrysler vehicles, the quality or resale value of GM or Chrysler vehicles, GM’s or Chrysler’s relationships with its key suppliers, or the rate or volume of recalls of GM or Chrysler vehicles—could negatively impact our GM and Chrysler dealer and retail customer bases and the value of collateral securing our extensions of credit to them. Any future reductions in GM and Chrysler business that we are not able to offset could adversely affect our business and financial results.
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
Vehicle loans and operating leases make up a significant part of our earning assets, and our business and financial results could suffer if used vehicle prices are low or volatile or decrease in the future.
During the year ended December 31, 2018, more than 65% of our average earning assets were composed of vehicle loans or operating leases and related residual securitization interests. If we experience higher losses on the sale of repossessed vehicles or lower or more volatile residual values for off-lease vehicles, our business or financial results could be adversely affected.
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
Our expectation of the residual value of a vehicle subject to an automotive operating lease contract is a critical element used to determine the amount of the operating lease payments under the contract at the time the customer enters into it. As a result, to the extent that the actual residual value of the vehicle—as reflected in the sale proceeds received upon remarketing at lease termination—is less than the expected

Ally Financial Inc. • Form 10-K

residual value for the vehicle at lease inception, we will incur additional depreciation expense and lower profit on the operating lease transaction than our priced expectation. Our expectation of used vehicle values is also a factor in determining our pricing of new loan and operating lease originations. In stressed economic environments, residual-value risk may be even more volatile than credit risk. To the extent that used vehicle prices are significantly lower than our expectations, our profit on vehicle loans and operating leases could be substantially less than our expectations, even more so if our estimate of loss frequency is underestimated as well. In addition, we could be adversely affected if we fail to efficiently process and effectively market off-lease vehicles and repossessed vehicles and, as a consequence, incur higher-than-expected disposal costs or lower-than-expected proceeds from the vehicle sales.
The levels of or changes in interest rates could affect our results of operations and financial condition.
We are highly dependent on net interest income, which is the difference between interest income on earning assets (such as loans and investments) and interest expense on deposits and borrowings. Net interest income is significantly affected by market rates of interest, which in turn are influenced by monetary and fiscal policies, general economic and market conditions, the political and regulatory environments, business and consumer sentiment, competitive pressures, and expectations about the future (including future changes in interest rates). We may be adversely affected by policies, laws, or events that have the effect of flattening or inverting the yield curve (that is, the difference between long-term and short-term interest rates), depressing the interest rates associated with our earning assets to levels near the rates associated with our interest expense, increasing the volatility of market rates of interest, or changing the spreads among different interest rate indices.
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
The level of and changes in market rates of interest—and, as a result, these risks and uncertainties—are beyond our control. The dynamics among these risks and uncertainties are also challenging to assess and manage. For example, while an accommodative monetary policy may benefit us to some degree by spurring economic activity among our customers, such a policy may ultimately cause us more harm by inhibiting our ability to grow or sustain net interest income. A rising interest rate environment can pose different challenges, such as potentially slowing the demand for credit, increasing delinquencies and defaults, and reducing the values of our loans and fixed-income securities. Following a prolonged period in which the federal funds rate was stable or decreasing, the FRB has recently increased this benchmark rate. In addition, the FRB has begun to end its quantitative-easing program and reduce the size of its balance sheet, which is expected to exert upward pressure on interest rates as well and which also may create market volatility in interest rates. Refer to the section titled Market Risk in the MD&A that follows and Note 21 to the Consolidated Financial Statements.
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
In 2014, the FRB and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (ARRC) to identify best practices for alternative reference rates, identify best practices for contract robustness, develop an adoption plan, and create an implementation plan with metrics of success and a timeline. The ARRC accomplished its first set of objectives and has identified the Secured Overnight Financing Rate (SOFR) as the rate that represents best practice for use in certain new U.S. dollar derivatives and other financial contracts. The ARRC also published its Paced Transition Plan, with specific steps and timelines designed to encourage adoption of the SOFR. The ARRC was reconstituted in 2018 to help to ensure the successful implementation of the Paced Transition Plan and serve as a forum to coordinate and track planning across cash and derivatives products and market participants currently using LIBOR.
No assurance can be provided that the uncertainties around LIBOR or their resolution will not adversely affect the use, level, and volatility of LIBOR or other interest rates or the value of LIBOR-based securities—including Ally’s 8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2—or other securities or financial arrangements. Further, the viability of SOFR as an alternative reference rate and the availability and acceptance of other alternative reference rates are unclear and also may have adverse effects on market rates of interest and the value of securities and other financial arrangements. These uncertainties, proposals and actions to resolve them, and their ultimate resolution also could negatively impact our funding costs, loan and other asset values, asset-liability management strategies, and other aspects of our business and financial results.

Ally Financial Inc. • Form 10-K

We rely extensively on third-party service providers in delivering products and services to our customers and otherwise conducting our business and operations, and their failure to perform to our standards or other issues of concern with them could adversely affect our reputation, business, and financial results.
We seek to distinguish ourselves as a customer-centric company that delivers passionate customer service and innovative financial solutions and that is relentlessly focused on “Doing It Right.” Third-party service providers, however, are key to much of our business and operations, including online and mobile banking, mortgage finance, brokerage, customer service, and operating systems and infrastructure. While we have implemented a supplier-risk-management program and can exert varying degrees of influence over our service providers, we do not control them, their actions, or their businesses. Our contracts with service providers, moreover, may not require or sufficiently incent them to perform at levels and in ways that we would choose acting on our own. No assurance can be provided that service providers will perform to our standards, adequately represent our brand, comply with applicable law, appropriately manage their own risks, remain financially or operationally viable, abide by their contractual obligations, or continue to provide us with the services that we require. In such a circumstance, our ability to deliver products and services to customers, to satisfy customer expectations, and to otherwise successfully conduct our business and operations could be adversely affected. In addition, we may need to incur substantial expenses to address issues of concern with a service provider, and even if the issues cannot be acceptably resolved, we may not be able to timely or effectively replace the service provider due to contractual restrictions, the unavailability of acceptable alternative providers, or other reasons. Further, regardless of how much we can influence our service providers, issues of concern with them could result in supervisory actions and private litigation against us and could harm our reputation, business, and financial results.
Our operating systems or infrastructure, as well as those of our service providers or others on whom we rely, could fail or be interrupted, which could disrupt our business and adversely affect our results of operations, financial condition, and prospects.
We rely heavily upon communications, data management, and other operating systems and infrastructure to conduct our business and operations, which creates meaningful operational risk for us. Any failure of or interruption in these systems or infrastructure or those of our service providers or others on whom we rely—including as a result of inadequate or failed technology or processes, unplanned or unsuccessful updates to technology, sudden increases in transaction volume, human errors, fraud or other misconduct, deficiencies in the integration of acquisitions or the commencement of new businesses, energy or similar infrastructure outages, disruptions in communications networks or systems, natural disasters, catastrophic events, pandemics, acts of terrorism, political or social unrest, external or internal security breaches, acts of vandalism, cyberattacks such as computer viruses and malware, misplaced or lost data, or breakdowns in business continuity plans—could cause failures or delays in receiving applications for loans and operating leases, underwriting or processing loan or operating-lease applications, servicing loans and operating leases, accessing online accounts, processing transactions, executing brokerage orders, communicating with our customers, managing our investment portfolio, or otherwise conducting our business and operations. These adverse effects could be exacerbated if systems or infrastructure need to be taken offline or meaningfully repaired, if backup systems or infrastructure are not adequately redundant and effective for the conduct of our business and operations, or if technological or other solutions do not exist or are slow to be developed. Further, to the extent that the systems or infrastructure of service providers or others are involved, we may have little or no control or influence over how and when failures or delays are addressed. As a digital financial services company, we are susceptible to business, reputational, financial, regulatory, and other harm as a result of these risks.
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
Our operating systems and infrastructure, as well as those of our service providers or others on whom we rely, are subject to security risks that are rapidly evolving and increasing in scope and complexity, in part, because of the introduction of new technologies, the expanded use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of hostile state-sponsored actors, organized crime, perpetrators of fraud, hackers, terrorists, and others. We along with other financial institutions, our service providers, and others on whom we rely have been and are expected to continue to be the target of cyberattacks, which could include computer viruses, malware, malicious or destructive code, phishing or spear phishing attacks, denial-of-service or denial-of-information attacks, ransomware, identity theft, access violations by employees or vendors, attacks on the personal email of employees, and ransom demands accompanied by threats to expose security vulnerabilities. We, our service providers, and others on whom we rely are also exposed to more traditional security threats to physical facilities and personnel.
These security risks could result in business, reputational, financial, regulatory, and other harm to us. For example, if sensitive, confidential, or proprietary data or other information about us or our customers or employees were improperly accessed or destroyed because of a security breach, we could experience business or operational disruptions, reputational damage, contractual claims, supervisory actions, or litigation by private plaintiffs. As security threats evolve, moreover, we expect to continue expending significant resources to enhance our

Ally Financial Inc. • Form 10-K

defenses, to educate our employees, to monitor and support the defenses established by our service providers and others on whom we rely, and to investigate and remediate incidents and vulnerabilities as they arise or are identified. Even so, we may not be able to anticipate or implement effective preventive measures against all security breaches, especially because techniques change frequently, and attacks can be launched with no warning from a wide variety of sources around the globe. A sophisticated breach, moreover, may not be identified until well after the attack has occurred and the damage has been caused.
We also could be adversely affected by security risks faced by others. For example, a cyberattack or other security breach affecting a service provider or another entity on whom we rely could negatively impact us and our ability to conduct business and operations just as much as a breach affecting us directly. Even worse, in such a circumstance, we may not receive timely notice of or information about the breach or be able to exert any meaningful control or influence over how and when the breach is addressed. In addition, a security threat affecting the business community, the markets, or parts of them may cycle or cascade through the financial system and harm us. The mere perception of a security breach involving us or any part of the financial services industry, whether or not true, also could damage our business, operations, or reputation.
Many if not all of these risks and uncertainties are beyond our control. Refer to section titled Risk Management in the MD&A that follows.
We are heavily reliant on technology, and a failure in effectively implementing technology initiatives or anticipating future technology needs or demands could adversely affect our business or financial results.
We significantly depend on technology to deliver our products and services and to otherwise conduct our business and operations. To remain technologically competitive and operationally efficient, we invest in system upgrades, new solutions, and other technology initiatives. Many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems, and require substantial financial, human, and other resources. Although we take steps to mitigate the risks and uncertainties associated with these initiatives, no assurance can be provided that they will be implemented on time, within budget, or without negative operational or customer impact or that, once implemented, they will perform as we or our customers expect. We also may not succeed in anticipating or keeping pace with future technology needs, the technology demands of customers, or the competitive landscape for technology. If we were to misstep in any of these areas, our business, financial results, or reputation could be negatively impacted.
Our enterprise risk-management framework or independent risk-management function may not be effective in mitigating risk and loss.
We maintain an enterprise risk-management framework that is designed to identify, measure, assess, monitor, test, control, report, escalate, and mitigate the risks that we face. These include credit, insurance/underwriting, market, liquidity, business/strategic, reputation, operational, information-technology/security, compliance, and conduct risks. The framework incorporates risk culture and incentives, risk governance and organization, strategy and risk appetite, a material-risk taxonomy, key risk-management processes, and risk capabilities. Our chief risk officer, chief compliance officer, and other personnel who make up our independent risk-management function are responsible for overseeing and implementing the framework. Refer to the section titled Risk Management in the MD&A that follows. There can be no assurance, however, that the framework—including its design and implementation—will effectively mitigate risk and limit losses in our business and operations. If conditions or circumstances arise that expose flaws or gaps in the framework or its implementation, the performance and value of our business and operations could be adversely affected. An ineffective risk-management framework or function also could give rise to enforcement and other supervisory actions, damage our reputation, and result in private litigation.
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
The course and outcome of legal matters are inherently unpredictable. This is especially so when a matter is still in its early stages, the damages sought are indeterminate or unsupported, significant facts are unclear or disputed, novel questions of law or other meaningful legal uncertainties exist, a request to certify a proceeding as a class action is outstanding or granted, multiple parties are named, or regulatory or other governmental entities are involved. As a result, we often are unable to determine how or when threatened or pending legal matters will be resolved and what losses may be incurred. Actual losses may be higher or lower than any amounts accrued or estimated for those matters, possibly to a significant degree. Refer to Note 29 to the Consolidated Financial Statements. In addition, while we maintain insurance policies to mitigate the cost of litigation and other proceedings, these policies have deductibles, limits, and exclusions that may diminish their value or efficacy. Substantial legal claims, even if not meritorious, could have a detrimental impact on our business, results of operations, and financial condition and could cause us reputational harm.

Ally Financial Inc. • Form 10-K

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
Our ability to successfully make acquisitions is subject to significant risks, including the risk that government authorities will not provide the requisite approvals, the risk that integrating acquisitions may be more difficult, costly, or time consuming than expected, and the risk that the value of acquisitions may be less than anticipated.
We may from time to time seek to acquire other financial services companies or businesses. These acquisitions may be subject to regulatory approval, and no assurance can be provided that we will be able to obtain that approval in a timely manner or at all. Even when we are able to obtain regulatory approval, the failure of other closing conditions to be satisfied or waived could delay the completion of an acquisition for a significant period of time or prevent it from occurring altogether. Any failure or delay in closing an acquisition could adversely affect our reputation, business, and performance.
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
Liquidity is the ability to fund increases in assets and meet obligations as they come due, all without incurring unacceptable losses. Banks are especially vulnerable to liquidity risk because of their role in the maturity transformation of demand or short-term deposits into longer-term loans or other extensions of credit. We, like other financial services companies, rely to a significant extent on external sources of funding (such as deposits and borrowings) for the liquidity needed to conduct our business and operations. A number of factors beyond our control, however, could have a detrimental impact on the availability or cost of that funding and thus on our liquidity. These include market disruptions, changes in our credit ratings or the sentiment of our investors, the state of the regulatory environment and monetary and fiscal policies, reputational damage, the confidence of depositors in us, financial or systemic shocks, and significant counterparty failures. Weak business or operational performance, unexpected declines or limits on dividends or other distributions from our subsidiaries, and other failures to execute our strategic plan also could adversely affect Ally’s liquidity position.
We have significant maturities of unsecured debt each year. While we have reduced our reliance on unsecured funding in recent years, it remains an important component of our capital structure and financing plans. At December 31, 2018, approximately $1.7 billion in principal amount of total outstanding consolidated unsecured debt is scheduled to mature in 2019, and approximately $2.3 billion and $702 million is scheduled to mature in 2020 and 2021, respectively. We also obtain short-term funding from the sale of floating-rate demand notes, all of which the holders may elect to have redeemed at any time without restriction. At December 31, 2018, approximately $2.5 billion in principal amount of demand notes were outstanding, which is not included in the amount of unsecured debt described above. We also rely substantially on secured funding. At December 31, 2018, approximately $7.3 billion in principal amount of total outstanding consolidated secured long-term debt is scheduled to mature in 2019, approximately $7.4 billion is scheduled to mature in 2020, and approximately $10.2 billion is scheduled to mature in 2021. Furthermore, at December 31, 2018, approximately $31.5 billion in certificates of deposit at Ally Bank are scheduled to mature in 2019, which is not included in the amounts provided above. Additional funding, whether through deposits or borrowings, will be required to fund a substantial portion of the debt maturities over these periods.
We continue to rely as well on our ability to borrow from other financial institutions, and many of our primary bank facilities are up for renewal on a yearly basis. Any weakness in market conditions, tightening of credit availability, or other events referenced earlier in this risk factor could have a negative effect on our ability to refinance these facilities and could increase the costs of bank funding. Ally and Ally Bank also continue to access the securitization markets. While those markets have stabilized following the liquidity crisis that commenced in 2007–2008, there can be no assurances that these sources of liquidity will remain available to us.
Our policies and controls are designed to enable us to maintain adequate liquidity to conduct our business in the ordinary course even in a stressed environment. There is no guarantee, however, that our liquidity position will never become compromised. In such an event, we may be required to sell assets at a loss or reduce loan and operating lease originations in order to continue operations. This could damage the performance and value of our business, prompt regulatory intervention and private litigation, harm our reputation, and cause a loss of investor confidence, and if the condition were to persist for any appreciable period of time, our viability as a going concern could be threatened. Refer

Ally Financial Inc. • Form 10-K

to section titled Liquidity Management, Funding, and Regulatory Capital in the MD&A that follows and Note 20 to the Consolidated Financial Statements.
Our indebtedness and other obligations are significant and could adversely affect our business and financial results.
We have a significant amount of indebtedness apart from deposit liabilities. At December 31, 2018, we had approximately $55.3 billion in principal amount of indebtedness outstanding (including $39.7 billion in secured indebtedness). Interest expense on our indebtedness constituted approximately 21.0% of our total financing revenue and other interest income for the year ended December 31, 2018. We also have the ability to create additional indebtedness.
If our debt service obligations increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, more of our cash flow from operations would need to be allocated to the payment of principal of, and interest on, our indebtedness, which would reduce the funds available for other purposes. Our indebtedness also could limit our ability to execute our strategic plan and withstand competitive pressures and could reduce our flexibility in responding to changing business and economic conditions. In addition, if we are unable to satisfy our indebtedness and other obligations in full and on time, our business, reputation, and value as a going concern could be profoundly and perhaps inexorably damaged.
The markets for automotive financing, insurance, banking (including corporate finance and mortgage finance), brokerage, and investment-advisory services are extremely competitive, and competitive pressures could adversely affect our business and financial results.
The markets for automotive financing, insurance, banking (including corporate finance and mortgage finance), brokerage, and investment-advisory services are highly competitive, and we expect competitive pressures only to intensify in the future, especially in light of the regulatory and supervisory environments in which we operate, technological innovations that alter the barriers to entry, current and evolving economic and market conditions, changing customer preferences and consumer and business sentiment, and monetary and fiscal policies. Refer to the section above titled Industry and Competition in Part I, Item 1 of this report. Competitive pressures may drive us to take actions that we might otherwise eschew, such as lowering the interest rates or fees on loans, raising the interest rates on deposits, or adopting more liberal underwriting standards. These pressures also may accelerate actions that we might otherwise elect to defer, such as substantial investment in systems or infrastructure. Whatever the reason, actions that we take in response to competition may adversely affect our results of operations and financial condition. These consequences could be exacerbated if we are not successful in introducing new products and services, achieving market acceptance of our products and services, developing and maintaining a strong customer base, continuing to enhance our reputation, or prudently managing risks and expenses.
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

Ally Financial Inc. • Form 10-K

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
We have repurchase and indemnification obligations in our securitizations and whole-loan sales. If we were to breach a representation, warranty, or covenant in connection with a securitization or whole-loan sale, we may be required to repurchase the affected loans or operating leases or otherwise compensate investors or purchasers for losses caused by the breach. If the scale or frequency of repurchases or indemnification payments were to increase substantially from its present levels, our results of operations and financial condition could be adversely affected. In such a circumstance, we also could suffer reputational damage, become subject to stricter supervisory scrutiny and private litigation, and find our access to capital and banking markets more limited or more costly.
Our business and operations make extensive use of models, and we could be adversely affected if our design, implementation, or use of models is flawed.
We use quantitative models to price products and services, measure risk, estimate asset and liability values, assess capital and liquidity, manage our balance sheet, create financial forecasts, and otherwise conduct our business and operations. If the design, implementation, or use of any of these models is flawed, we could make strategic or tactical decisions based on incorrect, misleading, or incomplete information. In addition, to the extent that any inaccurate model outputs are used in reports to banking agencies or the public, we could be subjected to supervisory actions, private litigation, and other proceedings that may adversely affect our business and financial results. Refer to section titled Risk Management in the MD&A that follows.
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
We use estimates and assumptions in determining the value or amount of many of our assets and liabilities. If our estimates or assumptions prove to be incorrect, our cash flow, profitability, financial condition, and prospects could be adversely affected.
We use estimates and assumptions in determining the fair value of many of our assets, including retained interests from securitizations, loans held-for-sale, and other investments that do not have an established market value or are not publicly traded. We also use estimates and assumptions in determining the residual values of our operating lease assets. In addition, we use estimates and assumptions in determining our reserves for legal matters, insurance losses, and loss adjustment expenses (which represent the accumulation of estimates for both reported losses and those incurred, but not reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements). Refer to section titled Critical Accounting Estimates in the MD&A that follows. Our assumptions and estimates may be inaccurate for many reasons. For example, they often involve matters that are inherently difficult to predict and that are beyond our control (such as macroeconomic conditions and their impact on automotive dealers) and often involve complex interactions between a number of dependent and independent variables, factors, and other assumptions. Assumptions and estimates are also far more difficult during periods of market dislocation or illiquidity. As a result, our actual experience may differ substantially from these estimates and assumptions. A meaningful difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition, and prospects and may increase the volatility of our financial results. In addition, several different judgments associated with assumptions or estimates could be reasonable under the circumstances and yet result in significantly different results being reported.
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

Ally Financial Inc. • Form 10-K

Changes in accounting standards could adversely affect our reported revenues, expenses, profitability, and financial condition.
Our financial statements are subject to the application of GAAP, which are periodically revised or expanded. The application of GAAP is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB, the SEC, banking agencies, and our independent registered public accounting firm. Those changes are beyond our control but could adversely affect our revenues, expenses, profitability, or financial condition. Refer to Note 1 to the Consolidated Financial Statements for financial accounting standards issued by the FASB, but not yet adopted by the company, with effective dates between January 1, 2019, and January 1, 2020.
The financial system is highly interrelated, and the failure of even a single financial institution could adversely affect us.
The financial system is highly interrelated, including as a result of lending, trading, clearing, counterparty, and other relationships. We have exposure to and routinely execute transactions with a wide variety of financial institutions, including brokers, dealers, commercial banks, and investment banks. If any of these institutions were to become or perceived to be unstable, were to fail in meeting its obligations in full and on time, or were to enter bankruptcy, conservatorship, or receivership, the consequences could ripple throughout the financial system and may adversely affect our business, results of operations, financial condition, or prospects. Because of interrelationships within the financial system, this could occur even if the institution itself were not systemically important or perceived to play a meaningful role in the stable functioning of the financial markets.
Adverse economic conditions or changes in laws in the states where we have loan or operating lease concentrations may negatively affect our business and financial results.
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
Any future dividends on our common stock or changes in our stock-repurchase program will be determined by our Board of Directors in its sole discretion and will depend on our business, financial condition, earnings, capital, liquidity, and other factors at the time. In addition, any plans to continue dividends or share repurchases in the future will be subject to the FRB’s review of and non-objection to our capital plan, which is unpredictable. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. There is no assurance that our Board of Directors will approve, or the FRB will permit, future dividends or share repurchases.
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

Ally Financial Inc. • Form 10-K

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal corporate offices are located in Detroit, Michigan, and Charlotte, North Carolina. In Detroit, we lease approximately 317,000 square feet of office space under a lease that expires in December 2028. In Charlotte, we lease approximately 234,000 square feet of office space under a variety of leases expiring between November 2019 and May 2024. In September 2017, we entered into a new agreement, scheduled to commence in April 2021, to lease approximately 543,000 square feet of office space in Charlotte under a lease that is expected to expire in March 2036. Under the new lease we plan to consolidate our three current Charlotte, North Carolina locations, through a series of phases, as the existing leases expire.
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

Part II
Ally Financial Inc. • Form 10-K

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “ALLY.” At December 31, 2018, we had 404,899,599 shares of common stock outstanding, compared to 437,053,936 shares at December 31, 2017. As of February 15, 2019, we had approximately 37 holders of record of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2018.

Plan category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (1)) (b) (in thousands)
Equity compensation plans approved by security holders	7,576	—	27,289
Total	7,576	—	27,289

(a)	Includes restricted stock units outstanding under the Incentive Compensation Plan and deferred stock units outstanding under the Non-Employee Directors Equity Compensation Plan.

(b)	Includes 24,883,283 securities available for issuance under the plans identified in (a) above and 2,405,374 securities available for issuance under Ally’s Employee Stock Purchase Plan.

Ally Financial Inc. • Form 10-K

Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the S&P 500 index and the S&P Financials index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on April 10, 2014 (the date our common stock first commenced trading on the NYSE), and its relative performance is tracked through December 31, 2018. The returns shown are based on historical results and are not intended to suggest future performance.
This performance graph is not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, or incorporated by reference into any filing of Ally under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, except as expressly set forth by specific reference in such a filing.
Recent Sales of Unregistered Securities
Ally did not have any sales of unregistered securities in the last three fiscal years.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended December 31, 2018.

Three months ended December 31, 2018	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
October 2018	3,887	$25.84	3,887	$650
November 2018	6,195	25.57	6,195	491
December 2018	2,039	24.73	2,039	441
Total	12,121	25.52	12,121

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)	Excludes brokerage commissions.

(c)
On June 28, 2018, we announced a common-stock-repurchase program of up to $1.0 billion. The program commenced in the third quarter of 2018 and will expire on June 30, 2019. Refer to Note 20 to the Consolidated Financial Statements for a discussion of our 2018 capital plan.

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
The following table presents selected Consolidated Statement of Income and earnings per common share data.

($ in millions, except per share data; shares in thousands)	2018	2017	2016	2015	2014
Total financing revenue and other interest income	$9,052	$8,322	$8,305	$8,397	$8,391
Total interest expense	3,637	2,857	2,629	2,429	2,783
Net depreciation expense on operating lease assets	1,025	1,244	1,769	2,249	2,233
Net financing revenue and other interest income	4,390	4,221	3,907	3,719	3,375
Total other revenue	1,414	1,544	1,530	1,142	1,276
Total net revenue	5,804	5,765	5,437	4,861	4,651
Provision for loan losses	918	1,148	917	707	457
Total noninterest expense	3,264	3,110	2,939	2,761	2,948
Income from continuing operations before income tax expense	1,622	1,507	1,581	1,393	1,246
Income tax expense from continuing operations (a)	359	581	470	496	321
Net income from continuing operations	1,263	926	1,111	897	925
Income (loss) from discontinued operations, net of tax	—	3	(44)	392	225
Net income	$1,263	$929	$1,067	$1,289	$1,150
Basic earnings per common share (b) (c):
Net income (loss) from continuing operations	$2.97	$2.04	$2.25	$(3.47)	$1.36
Net income (loss)	2.97	2.05	2.15	(2.66)	1.83
Weighted-average common shares outstanding	425,165	453,704	481,105	482,873	481,155
Diluted earnings per common share (b) (c):
Net income (loss) from continuing operations	$2.95	$2.03	$2.24	$(3.47)	$1.36
Net income (loss)	2.95	2.04	2.15	(2.66)	1.83
Weighted-average common shares outstanding (d)	427,680	455,350	482,182	482,873	481,934
Common share information (c):
Cash dividends declared per common share	$0.56	$0.40	$0.16	$—	$—
Period-end common shares outstanding	404,900	437,054	467,000	481,980	480,095

(a)	As a result of the Tax Cuts and Jobs Act of 2017 (the Tax Act) an additional $119 million of tax expense was incurred during 2017.

(b)
Includes shares related to share-based compensation that vested but were not yet issued. Earnings per common share is reflected net of preferred stock dividends, which included $2.4 billion for the year ended December 31, 2015, recognized in connection with the partial redemption of the Series G Preferred Stock and the repurchase of the Series A Preferred Stock. These dividends represent an additional return to preferred stockholders calculated as the excess consideration paid over the carrying amount derecognized.

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

Ally Financial Inc. • Form 10-K

The following tables present selected Consolidated Balance Sheet and ratio data.

December 31, ($ in millions)	2018	2017	2016	2015	2014
Selected period-end balance sheet data:
Total assets	$178,869	$167,148	$163,728	$158,581	$151,631
Total deposit liabilities	$106,178	$93,256	$79,022	$66,478	$58,203
Long-term debt	$44,193	$44,226	$54,128	$66,234	$66,380
Preferred stock	$—	$—	$—	$696	$1,255
Total equity	$13,268	$13,494	$13,317	$13,439	$15,399

Year ended December 31, ($ in millions)	2018	2017	2016	2015	2014
Financial ratios:
Return on average assets (a)	0.74%	0.57%	0.68%	0.84%	0.77%
Return on average equity (a)	9.65%	6.89%	7.80%	8.69%	7.77%
Equity to assets (a)	7.65%	8.28%	8.69%	9.65%	9.86%
Common dividend payout ratio (b)	18.86%	19.51%	7.44%	—%	—%
Net interest spread (a) (c) (d)	2.47%	2.58%	2.49%	2.44%	2.26%
Net yield on interest-earning assets (a) (d) (e)	2.65%	2.71%	2.63%	2.57%	2.41%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)	Common dividend payout ratio was calculated using basic earnings per common share.

(c)
Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.

(d)	Amounts for the years ended December 31, 2015, and 2014, were adjusted to include previously excluded equity investments and related income on equity investments.

(e)	Net yield on interest-earning assets represents net financing revenue and other interest income as a percentage of total interest-earning assets.

Ally Financial Inc. • Form 10-K

As of January 1, 2015, Ally became subject to the rules implementing the 2010 Basel III capital framework in the United States (U.S. Basel III), which reflect new and higher capital requirements, capital buffers, and new regulatory capital definitions, deductions and adjustments. Certain aspects of U.S. Basel III, including the new capital buffers, were subject to a phase-in period through December 31, 2018. To assess our capital adequacy against the full impact of U.S. Basel III, we also present “fully phased-in” information that reflects regulatory capital rules that took effect at the conclusion of the transition period. Refer to Note 20 to the Consolidated Financial Statements for further information. The following table presents selected regulatory capital data.

	Under Basel III (a)								Under Basel I (c)
	Transitional				Fully phased-in (b)
December 31, ($ in millions)	2018	2017	2016	2015	2018	2017	2016	2015	2014
Common Equity Tier 1 capital ratio	9.14%	9.53%	9.37%	9.21%	9.13%	9.46%	9.13%	8.74%	9.64%
Tier 1 capital ratio	10.80%	11.25%	10.93%	11.10%	10.78%	11.22%	10.88%	11.06%	12.55%
Total capital ratio	12.31%	12.94%	12.57%	12.52%	12.29%	12.91%	12.52%	12.47%	13.24%
Tier 1 leverage ratio (to adjusted quarterly average assets) (d)	9.00%	9.53%	9.54%	9.73%	9.00%	9.53%	9.53%	9.73%	10.94%
Total equity	$13,268	$13,494	$13,317	$13,439	$13,268	$13,494	$13,317	$13,439	$15,399
Preferred stock	—	—	—	(696)	—	—	—	(696)	(1,255)
Goodwill and certain other intangibles	(285)	(283)	(272)	(27)	(285)	(294)	(293)	(27)	(27)
Deferred tax assets arising from net operating loss and tax credit carryforwards (e)	(143)	(224)	(410)	(392)	(143)	(280)	(683)	(980)	(1,310)
Other adjustments	557	250	343	183	557	250	343	183	(219)
Common Equity Tier 1 capital	13,397	13,237	12,978	12,507	13,397	13,170	12,684	11,919	12,588
Preferred stock	—	—	—	696	—	—	—	696	1,255
Trust preferred securities	2,493	2,491	2,489	2,520	2,493	2,491	2,489	2,520	2,546
Deferred tax assets arising from net operating loss and tax credit carryforwards	—	(56)	(273)	(588)	—	—	—	—	—
Other adjustments	(59)	(44)	(47)	(58)	(59)	(44)	(47)	(58)	—
Tier 1 capital	15,831	15,628	15,147	15,077	15,831	15,617	15,126	15,077	16,389
Qualifying subordinated debt and other instruments qualifying as Tier 2	1,031	1,113	1,174	932	1,031	1,113	1,174	932	237
Qualifying allowance for credit losses and other adjustments	1,184	1,233	1,098	996	1,184	1,233	1,098	996	668
Total capital	$18,046	$17,974	$17,419	$17,005	$18,046	$17,963	$17,398	$17,005	$17,294
Risk-weighted assets (f)	$146,561	$138,933	$138,539	$135,844	$146,794	$139,185	$138,987	$136,354	$130,590

(a)	U.S. Basel III became effective for us on January 1, 2015, subject to transitional provisions primarily related to deductions and adjustments impacting Common Equity Tier 1 capital and Tier 1 capital.

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

(c)	Capital ratios as of December 31, 2014, are presented under the U.S. Basel I capital framework.

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

Management’s Discussion and Analysis
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
Unless the context otherwise requires, the following definitions apply. The term “loans” means the following consumer and commercial products associated with our direct and indirect financing activities: loans, retail installment sales contracts, lines of credit, and other financing products excluding operating leases. The term “operating leases” means consumer- and commercial-vehicle lease agreements where Ally is the lessor and the lessee is generally not obligated to acquire ownership of the vehicle at lease-end or compensate Ally for the vehicle’s residual value. The terms “lend,” “finance,” and “originate” mean our direct extension or origination of loans, our purchase or acquisition of loans, or our purchase of operating leases as applicable. The term “consumer” means all consumer products associated with our loan and operating-lease activities and all commercial retail installment sales contracts. The term “commercial” means all commercial products associated with our loan activities, other than commercial retail installment sales contracts.
Overview
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, or we, us, or our) is a leading digital financial-services company. As a customer-centric company with passionate customer service and innovative financial solutions, we are relentlessly focused on “Doing It Right” and being a trusted financial-services provider to our consumer, commercial, and corporate customers. We are one of the largest full-service automotive-finance operations in the country and offer a wide range of financial services and insurance products to dealerships and consumers. Our award-winning online bank (Ally Bank, Member FDIC and Equal Housing Lender) offers mortgage-lending services and a variety of deposit and other banking products, including savings, money-market, and checking accounts, certificates of deposit (CDs), and individual retirement accounts (IRAs). We also support the Ally CashBack Credit Card. Additionally, we offer securities-brokerage and investment-advisory services through Ally Invest. Our robust corporate-finance business offers capital for equity sponsors and middle-market companies. We are a Delaware corporation and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956, as amended, and a financial holding company (FHC) under the Gramm-Leach-Bliley Act of 1999, as amended.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Our Business
Dealer Financial Services
Dealer Financial Services comprises our Automotive Finance and Insurance segments. Our primary customers are automotive dealers, which are independently owned businesses. A dealer may sell or lease a vehicle for cash but, more typically, enters into a retail installment sales contract or operating lease with the customer and then sells the retail installment sales contract or the operating lease and the leased vehicle, as applicable, to Ally or another automotive-finance provider. The purchase by Ally or another provider is commonly described as indirect automotive lending to the customer.
Our Dealer Financial Services is one of the largest full service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and customers. We have deep dealer relationships that have been built throughout our hundred-year history, and we are leveraging competitive strengths to expand our dealer footprint. Our dealer-centric business model encourages dealers to use our broad range of products through incentive programs like our Ally Dealer Rewards program, which rewards individual dealers based on the depth and breadth of our relationship. Our automotive finance services include purchasing retail installment sales contracts and operating leases from dealers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. We also offer retail VSCs and commercial insurance primarily covering dealers’ vehicle inventories. We are a leading provider of VSCs, GAP, and vehicle maintenance contracts (VMCs).
Automotive Finance
Our Automotive Finance operations provide U.S.-based automotive financing services to consumers, automotive dealers, other businesses, and municipalities. Our dealer-focused business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles make us a premier automotive finance company. For consumers, we provide financing for new and used vehicles. In addition, our Commercial Services Group (CSG) provides automotive financing for small businesses. At December 31, 2018, our CSG had $7.9 billion of loans outstanding. Through our commercial automotive financing operations, we fund dealer purchases of new and used vehicles through wholesale floorplan financing. At December 31, 2018, our Automotive Finance operations had $117.3 billion of assets and generated $4.0 billion of total net revenue in 2018. We manage commercial account servicing on approximately 3,600 dealers that utilize our floorplan inventory lending or other commercial loans. We service a $79.7 billion consumer loan and operating lease portfolio at December 31, 2018. The extensive infrastructure, technology, and analytics of our servicing operations as well as the experience of our servicing personnel enhance our ability to minimize our loan losses and enable us to deliver a favorable customer experience to both our dealers and retail customers. During 2018, we continued to reposition our origination profile to focus on capital optimization and risk-adjusted returns. In 2018, total consumer automotive originations were $35.4 billion, an increase of $694 million compared to 2017. The shorter-term duration consumer automotive loan and variable-rate commercial loan portfolios offer attractive asset classes where we continue to optimize risk-adjusted returns through origination mix management and pricing and underwriting discipline.
Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers. The automotive marketplace is dynamic and evolving, and we are focused on meeting the needs of both our dealer and consumer customers and continuing to strengthen and expand upon the 17,900 dealer relationships we have. Clearlane, our online automotive lender exchange, expands our direct-to-consumer capabilities and provides a digital platform for consumers seeking financing. Clearlane further enhances our automotive financing offerings, dealer relationships, and digital capabilities. In addition to providing a digital direct-to-consumer channel for Ally, Clearlane is a fee-based business that generates revenue by successfully referring leads to other automotive lenders. Additionally, we continue to expand our relationship with Carvana, a leading eCommerce platform for buying used vehicles. During the fourth quarter of 2018, we renewed our annual program with Carvana to provide up to $1.6 billion in purchases of retail installment sales contracts and warehouse financing. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers.
The Growth channel was established to focus on developing dealer relationships beyond those relationships that primarily were developed through our role as a captive finance company for General Motors Company (GM) and Fiat Chrysler Automobiles US LCC (Chrysler). The Growth channel was expanded to include direct-to-consumer financing through Clearlane and other channels and our arrangements with online automotive retailers. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. The success of the Growth channel has been a key enabler to converting our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have over 11,000 dealer relationships, of which approximately 89% are franchised dealers (including brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda, and others), or used vehicle only retailers that have a national presence.
Over the past several years, we have continued to focus on the used vehicle segment primarily through franchised dealers, which has resulted in used vehicle financing volume growth, and has positioned us as an industry leader in used vehicle financing. The highly-fragmented used vehicle financing market, with a total financing opportunity represented by over 275 million vehicles in operation, provides an attractive opportunity that we believe will further expand and support our dealer relationships and increase our risk-adjusted return on retail loan originations. In January 2019, we renewed our annual program with DriveTime, the nation’s second largest vehicle retailer focused solely on used vehicles, to provide up to $200 million for the purchase of retail installment sales contracts.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

For consumers, we provide automotive loan financing and leasing for new and used vehicles to approximately 4.3 million customers. Retail financing for the purchase of vehicles generally takes the form of installment sales financing. During 2018 and 2017, we originated a total of approximately 1.4 million and 1.3 million automotive loans and operating leases totaling $35.4 billion and $34.7 billion, respectively. Our operating lease residual risk, which may be more volatile than credit risk in stressed macroeconomic scenarios, has declined over the past several years as we have experienced growth in our consumer automotive loan portfolio and a significant reduction in operating lease assets since 2014. As of December 31, 2018, operating lease assets, net of accumulated depreciation, decreased 57%, to $8.4 billion, since December 31, 2014. While all operating leases are exposed to potential reductions in used vehicle values, only loans where we take possession of the vehicle are affected by potential reductions in used vehicle values.
Our consumer automotive financing operations generate revenue primarily through finance charges on retail installment sales contracts and rental payments on operating lease contracts. For operating leases, when the contract is originated, we estimate the residual value of the leased vehicle at lease termination. Periodically thereafter we revise the projected residual value of the leased vehicle at lease termination and adjust depreciation expense over the remaining life of the lease if appropriate. Given the fluctuations in used vehicle values, our actual sales proceeds from remarketing the vehicle may be higher or lower than the projected residual value, which results in gains or losses on lease termination. During 2018, we recognized $90 million of gains on operating lease terminations, compared to $124 million of gains in 2017. Remarketing gains decreased in 2018 due to lower operating lease termination volume as a result of our focus on consumer automotive loans.
We continue to maintain a diverse mix of product offerings across a broad risk spectrum, subject to underwriting policies that reflect our risk appetite. Our current operating results continue to increasingly reflect our ongoing strategy to grow used vehicle financing and expand risk-adjusted returns. While we predominately focus on prime-lending markets, we seek to be a meaningful source of financing to a wide spectrum of customers and continue to carefully measure risk versus return. We place great emphasis on our risk management and risk-based pricing policies and practices and employ robust credit decisioning processes coupled with granular pricing that is differentiated across credit tiers.
Our commercial automotive financing operations primarily fund dealer inventory purchases of new and used vehicles, commonly referred to as wholesale floorplan financing. This represents the largest portion of our commercial automotive financing business. Wholesale floorplan loans are secured by vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral or other credit enhancements (e.g., personal guarantees from dealership owners) are typically obtained to further mitigate credit risk. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles. Interest on wholesale automotive financing is generally payable monthly and is indexed to a floating-rate benchmark. The rate for a particular dealer is based on, among other considerations, competitive factors and the dealer’s creditworthiness. During 2018, we financed an average of $29.5 billion of dealer vehicle inventory through wholesale floorplan financings. Other commercial automotive lending products, which averaged $6.0 billion during 2018, consist of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing. We also provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. In 2018, Ally and other parties, including dealers, fleet rental companies, and financial institutions, utilized SmartAuction to sell approximately 281,000 vehicles to dealers and other commercial customers. SmartAuction served as the remarketing channel for 52% of our off-lease vehicles.
Insurance
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. We serve approximately 2.4 million end consumers and have active relationships with approximately 4,200 dealerships nationwide across Finance and Insurance (F&I) and Property and Casualty (P&C) products. Our Insurance operations had $7.7 billion of assets at December 31, 2018, and generated $1.0 billion of total net revenue during 2018. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we offer VSCs, VMCs, GAP products, and other ancillary products desired by consumers. We also underwrite selected commercial insurance coverages, which primarily insure dealers’ wholesale vehicle inventory. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models. We also offer ClearGuard on the SmartAuction platform, which is a protection product designed to minimize the risk to dealers from arbitration claims for eligible vehicles sold at auction. Additionally, we are the preferred VSC and protection plan provider for GM Canada.
From a dealer perspective, Ally provides significant value and expertise, which creates high retention rates and strong relationships. In addition to our product offerings, we provide consultative services and training to assist dealers in optimizing F&I results while achieving high levels of customer satisfaction and regulatory compliance. We also serve in an advisory role to dealers relative to their necessary liability and physical damage coverages.
The primary channel in which our F&I products are distributed is indirectly through the automotive dealer network. We have established 1,900 F&I dealer relationships and are focused on growing dealer relationships in the future. Our VSCs for retail customers offer owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. These VSCs are marketed to the public through automotive dealerships and on a direct response basis. We also offer GAP products, which allow the recovery of a specified amount beyond the covered vehicle’s value in the event the vehicle is damaged or stolen and declared a total loss. We continue to evolve our product suite and digital capabilities to position our business for future opportunities through growing third-party relationships and sales through our online automotive lending exchange, Clearlane.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

We have approximately 3,200 dealer relationships within our P&C business where we offer a variety of commercial products and levels of coverage. Vehicle inventory insurance for dealers provides physical damage protection for dealers’ floorplan vehicles. Among dealers to whom we provide wholesale financing, our insurance product penetration rate is approximately 77%. Dealers who receive wholesale financing from us are eligible for insurance incentives such as automatic eligibility in our preferred insurance programs. In April 2018, we entered into a one-year reinsurance agreement to obtain excess of loss coverage for our vehicle inventory insurance product, including catastrophe coverage for weather-related events, to help manage our level of risk.
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
Mortgage Finance
Our Mortgage Finance operations consist of the management of held-for-investment and held-for-sale consumer mortgage loan portfolios. Our held-for-investment portfolio includes bulk purchases of high-quality jumbo and low-to-moderate income (LMI) mortgage loans originated by third parties, and a direct-to-consumer mortgage offering under the Ally Home brand. Our Mortgage Finance operations had $15.2 billion of assets at December 31, 2018, and generated $186 million of total net revenue in 2018.
Through the bulk loan channel, we purchase loans from several qualified sellers including direct originators and large aggregators who have the financial capacity to support strong representations and warranties and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage prepayments through retention modification or refinancing through our direct-to-consumer channel. During the year ended December 31, 2018, we purchased $4.4 billion of mortgage loans that were originated by third parties. Our mortgage loan purchases are held-for-investment.
Through our direct-to-consumer channel, which was introduced late in 2016, we offer a variety of competitively-priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment provider. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo and LMI mortgages are originated as held-for-investment. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns.
The combination of our bulk portfolio purchase program and our direct-to-consumer strategy provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.
Corporate Finance
Our Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies. Our Corporate Finance operations had $4.7 billion of assets at December 31, 2018, and generated $242 million of total net revenue during 2018, and continues to offer attractive returns and diversification benefits to our broader lending portfolio. We believe our growing deposit-based funding model coupled with our expanded product offerings and deep industry relationships provide an advantage over our competition, which includes other banks as well as publicly and privately held finance companies. While there has been an increase in liquidity and competition in the middle-market lending space given a strong economic environment and favorable returns in this area, we have continued to prudently grow our lending portfolio with a focus on a disciplined and selective approach to credit quality. We seek markets and opportunities where our clients require customized, complex, and time-sensitive financing solutions. Our corporate finance lending portfolio is generally composed of first-lien, first-out loans. Our primary focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, expansions, restructurings, and working capital. Our target commitment hold level for individual exposures ranges from $25 million to $100 million for individual borrowers, depending on product type. We also selectively arrange larger transactions that we may retain on-balance sheet or syndicate to other lenders. By syndicating loans to other lenders, we are able to provide larger financing commitments beyond our target hold levels to our customers and generate loan syndication fee income while limiting our risk exposure to individual borrowers. Loan facilities typically include both a revolver and term loan component. All of our loans are floating-rate facilities with maturities typically ranging from two to seven years. In certain instances, we may be offered the opportunity to make small equity investments in our borrowers, where we could benefit from potential appreciation in the company’s value. The portfolio is well diversified across multiple industries including manufacturing, distribution, services, and other specialty sectors. These specialty sectors include our Technology Finance and Healthcare verticals. Our Technology Finance vertical provides financing solutions to venture capital-backed, technology-based companies. The Healthcare vertical provides financing across the healthcare spectrum including services, pharmaceuticals, manufacturing, and medical devices and supplies. Additionally, in late 2017 we launched a commercial real estate product focused on lending to skilled nursing facilities, senior housing, medical office buildings, and hospitals. Other smaller complementary product offerings that help strengthen our reputation as a full-spectrum provider of financing solutions for borrowers include selectively offering second-out loans on certain transactions and issuing letters of credit through Ally Bank.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

consist of Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments.
In May 2017, we launched Ally Invest, our digital brokerage and wealth management offering, which enables us to complement our competitive deposit products with low-cost investing through the platform we acquired from the June 2016 acquisition of TradeKing Group, Inc. (TradeKing). The digital wealth management business aligns with our strategy to create a premier digital financial services company and provides additional sources of fee income through trading commissions and asset management fees, with minimal balance sheet utilization. This business also provides an additional source of low-cost funding in the form of sweep deposits.
Through Ally Invest, we are able to offer brokerage and investment-advisory services through a fully-integrated digital consumer platform. Our value proposition is based on the combination of attractive pricing, a broad product offering for active and passive investors, and outstanding client-focused and user-friendly customer service that is accessible twenty-four hours a day, seven days a week, via the phone, web or email—consistent with the Ally brand.
Ally Invest provides clients with self-directed trading services for a variety of securities including stocks, options, exchange-traded funds (ETFs), mutual funds, and fixed-income products through Ally Invest Securities. Ally Invest Securities also offers margin lending, which allows customers to borrow money by using securities and cash currently held in their accounts as collateral. Through Ally Invest Forex, we offer self-directed investors and traders the ability to trade over fifty currency pairs through a state-of-the-art forex trading platform.
Ally Invest also provides digital advisory services to clients through web-based solutions, informational resources, and virtual interaction through Ally Invest Advisors, an SEC-registered investment advisor. These services have emerged as a fast-growing segment within the financial services industry over the past several years. Ally Invest Advisors provides clients the opportunity to obtain professional portfolio management services in return for a fee that is based upon the client’s assets under management. A number of core managed portfolios are offered, which hold ETFs diversified across asset class, industry sector, and geography and which are customized for clients based on risk tolerance, investment time horizon, and wealth ratio.
Financial results related to our online brokerage operations are currently included within Corporate and Other.
The net financing revenue and other interest income of our Automotive Finance, Mortgage Finance, and Corporate Finance operations include the results of an FTP process that insulates these operations from interest rate volatility by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. The FTP process assigns charge rates to the assets and credit rates to the liabilities within our Automotive Finance, Mortgage Finance, and Corporate Finance operations, based on anticipated maturity and a benchmark rate curve plus an assumed credit spread. The assumed credit spread represents the cost of funds for each asset class based on a blend of funding channels available to the enterprise, including unsecured and secured capital markets, private funding facilities, and deposits. In addition, a risk-based methodology is used to allocate equity to these operations.
Deposits
We are focused on growing a stable deposit base and deepening relationships with our 1.6 million primary deposit customers driven by our compelling brand and strong value proposition. Ally Bank, which is a direct bank with no branch network, obtains retail deposits directly from customers through internet, telephone, mobile, and mail channels. We have grown our deposits with a strong brand that is based on a promise of being straightforward, and offering high-quality customer service. Ally Bank has consistently increased its share of the direct banking deposit market and remains one of the largest direct banks in terms of retail deposit balances. Our strong retention rates and a growing customer base reflect the strength of our brand and, together with competitive deposit rates, continue to drive growth in retail deposits. At December 31, 2018, Ally Bank had $106.2 billion of total deposits—including $89.1 billion of retail deposits, which grew $11.2 billion, or 14% during 2018. Over the past several years, the continued growth of our retail-deposit base has contributed to a more favorable mix of lower cost funding. Our segment results include cost of funds associated with these deposit-product offerings. Noninterest costs associated with deposit gathering activities were $303 million for the year ended December 31, 2018, and are allocated to each segment based on their relative balance sheets.
Our deposit products and services are designed to develop long-term customer relationships and capitalize on the shift in consumer preference for direct banking. These products and services appeal to a broad group of customers, many of whom appreciate a streamlined digital experience coupled with our strong value proposition. Ally Bank offers a full spectrum of deposit product offerings, such as savings and money market accounts, interest-bearing checking accounts, CDs, including several raise-your-rate CD terms, IRAs, and trust accounts. Our deposit services include Zelle® person-to-person payment services, eCheck remote deposit capture, and mobile banking. In addition, brokered deposits are obtained through third-party intermediaries.
We believe we are well-positioned to continue to benefit from the consumer-driven shift from branch banking to direct banking as demonstrated by the growth we have experienced. Our 1.6 million deposit customers and 3.2 million retail bank accounts as of December 31, 2018, reflect increases from 1.4 million and 2.7 million, respectively, as compared to December 31, 2017. Our customer base spans across diverse demographic segmentations and socioeconomic bands. Our direct bank business model resonates particularly well with the millennial generation, which consistently makes up the largest percentage of our new customers. According to a 2018 American Bankers Association survey, 75% of customers prefer to do their banking most often via digital and other direct channels (internet, mobile, telephone, and mail). Furthermore, over the past five years, estimated direct banking deposits as a percentage of the broader retail deposits market increased by

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

approximately 2 percentage points, from 7% to 9%. We have received a positive response to innovative savings and other deposit products and have been recognized as a “best online bank” by industry and consumer publications. Ally Bank’s competitive direct banking includes online and mobile banking features such as electronic bill pay, remote deposit, and electronic funds transfer nationwide, with innovative interfaces such as banking through Alexa-enabled devices, and no minimum balance requirements.
We intend to continue to grow and invest in our direct online bank and further capitalize on the shift in consumer preference for direct banking with expanded digital capabilities and customer-centric products that utilize advanced analytics for personalized interactions and other technologies that improve efficiency, security, and the customer’s connection to the brand. We are focused on growing, deepening, and further leveraging the customer relationships and brand loyalty that exist with Ally Bank as a catalyst for future loan and deposit growth, as well as revenue opportunities that arise from introducing Ally Bank deposit customers to our digital wealth management offering, Ally Invest.
Funding and Liquidity
Our funding strategy largely focuses on maintaining a diversified mix of retail and brokered deposits, public and private secured debt, and public unsecured debt. These funding sources are managed across products, markets, and investors to enhance funding flexibility and limit dependence on any one source, resulting in a more cost-effective long-term funding strategy.
Prudent expansion of asset originations at Ally Bank and continued growth of a stable deposit base continue to be the cornerstone of our long-term liquidity strategy. Retail deposits provide a low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings than other funding sources. At December 31, 2018, deposit liabilities totaled $106.2 billion, which reflects an increase of $12.9 billion as compared to December 31, 2017. Deposits as a percentage of total liability-based funding increased three percentage points to 66% at December 31, 2018, as compared to December 31, 2017.
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our automotive loan portfolios. During 2018, we issued $7.4 billion in securitizations backed by consumer automotive loans and dealer floorplan automotive assets. Securitizations continue to be an attractive source of funding due to structural efficiencies and the established market. Additionally, for retail loans and operating leases, the term structure of the transaction locks in funding for a specified pool of loans and operating leases. Once a pool of consumer automotive loans is selected and placed into a securitization, the underlying assets and corresponding debt amortize simultaneously resulting in committed and matched funding for the life of the asset. We manage the execution risk arising from securitizations by maintaining a diverse investor base and maintaining committed secured credit facilities.
As we continue to migrate assets to Ally Bank and grow our bank funding capabilities, our reliance on parent company liquidity has been reduced. At December 31, 2018, 89% of Ally’s total assets were within Ally Bank. This compares to approximately 82% as of December 31, 2017. Funding sources at the parent company generally consist of longer-term unsecured debt, asset-backed securitizations, and private committed credit facilities. At December 31, 2018, we had $1.7 billion and $2.3 billion of unsecured long-term debt principal maturing in 2019 and 2020, respectively. We plan to reduce our reliance on market-based funding and continue to replace a significant portion of our unsecured term debt with lower cost deposit funding.
The strategies outlined above have allowed us to build and maintain a conservative liquidity position. Total available liquidity at December 31, 2018, was $19.0 billion. Absolute levels of liquidity increased during 2018 primarily as a result of continued growth in our portfolio of highly liquid investment securities. Refer to the section below titled Liquidity Management, Funding, and Regulatory Capital for a further discussion about liquidity risk management.
Credit Strategy
Our strategy and approach to extending credit, as well as our management of credit risk, is a critical element of our business. Credit performance is driven by a number of factors including our risk appetite, our credit and underwriting processes, our monitoring and collection efforts, the financial condition of our borrowers, the performance of loan collateral, and various macroeconomic considerations. The majority of our businesses offer credit products and services, which drive overall business performance. The failure to effectively manage credit risk can have a direct and significant impact on Ally’s earnings, capital position, and reputation. Refer to the Risk Management section of this MD&A for a further discussion of credit risk and performance of our consumer and commercial credit portfolios.
Within our Automotive Finance operations, we target a mix of consumers across the credit spectrum to achieve portfolio diversification and to optimize the risk and return of our consumer automotive portfolio. This is carried out through the utilization of robust credit decisioning processes coupled with granular pricing that is differentiated across our credit tiers. While we are a full-spectrum automotive finance lender, the large majority of our consumer automotive loans are underwritten within the prime-lending markets. During 2018, our strategy for originations was to optimize the deployment of stockholder capital by focusing on our risk-adjusted returns against available origination opportunities, which has included a gradual and measured shift toward our Growth channel including used vehicle financings.
Consistent with our risk appetite, the Mortgage Finance team operates under credit standards that consider the borrower’s ability and willingness to repay the mortgage loan, and considers and assesses the value of the underlying real estate in accordance with prudent credit practices and regulatory requirements. For both the direct-to-consumer business and the loans obtained through the bulk-purchase program, we generally focus on applicants with stronger credit profiles with and income streams to support repayment of the loan. Refer to the Mortgage Finance section of the MD&A that follows for credit quality information about purchases and originations of consumer mortgages held-for-investment. We generally rely on appraisals conducted by licensed appraisers in conformance with the expectations and requirements of Fannie Mae and federal regulators. When appropriate, we require credit enhancements such as private mortgage insurance. We price each

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

mortgage loan that we originate based on a number of factors, including the customer’s FICO® Score, the loan-to-value (LTV) ratio, and the size of the loan. For bulk purchases, we only purchase loans from sellers with the financial wherewithal to support their representations and warranties and the experience to originate high-quality loans.
Within our commercial lending portfolios, Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies. During 2018, we continued to prudently grow this portfolio with a disciplined and selective approach to credit quality, which has included the avoidance of covenant-light lending arrangements. Within our commercial automotive business we continue to offer a variety of dealer-centric lending products that primarily center around floorplan financing and dealer term loans. These commercial products are an important aspect of our dealer relationships and offer a secured lending arrangement with a number of strong collateral protections in the event of dealer default. The performance of our commercial credit portfolios continues to remain strong. During the years ended December 31, 2018, and 2017, we recognized total net charge-offs of $8 million and $18 million, respectively, within our commercial lending portfolios.
During 2018, the U.S. economy continued to modestly expand, and consumer confidence remained strong. The labor market remained healthy during the year, with the unemployment rate falling to 3.9% as of December 31, 2018. Our credit portfolios will continue to be impacted by household, business, economic, and market conditions—including used vehicle and housing price levels, and unemployment levels—and their impact to our borrowers. We expect to experience modest downward pressure on used vehicle values during 2019.
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
Primary Business Lines
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, Mortgage Finance, and Corporate Finance are our primary business lines. The following table summarizes the operating results excluding discontinued operations of each business line. Operating results for each of the business lines are more fully described in the MD&A sections that follow.

Year ended December 31, ($ in millions)	2018	2017	2016	Favorable/(unfavorable) 2018–2017 % change	Favorable/(unfavorable) 2017–2016 % change
Total net revenue
Dealer Financial Services
Automotive Finance	$4,038	$4,068	$3,971	(1)	2
Insurance	1,035	1,118	1,097	(7)	2
Mortgage Finance	186	136	97	37	40
Corporate Finance	242	212	147	14	44
Corporate and Other	303	231	125	31	85
Total	$5,804	$5,765	$5,437	1	6
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$1,368	$1,220	$1,380	12	(12)
Insurance	80	168	157	(52)	7
Mortgage Finance	45	20	34	125	(41)
Corporate Finance	144	114	71	26	61
Corporate and Other	(15)	(15)	(61)	—	75
Total	$1,622	$1,507	$1,581	8	(5)

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by business line.

Year ended December 31, ($ in millions)	2018	2017	2016	Favorable/(unfavorable) 2018–2017 % change	Favorable/(unfavorable) 2017–2016 % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$9,052	$8,322	$8,305	9	—
Total interest expense	3,637	2,857	2,629	(27)	(9)
Net depreciation expense on operating lease assets	1,025	1,244	1,769	18	30
Net financing revenue and other interest income	4,390	4,221	3,907	4	8
Other revenue
Insurance premiums and service revenue earned	1,022	973	945	5	3
Gain on mortgage and automotive loans, net	25	68	11	(63)	n/m
Other (loss) gain on investments, net	(50)	102	185	(149)	(45)
Other income, net of losses	417	401	389	4	3
Total other revenue	1,414	1,544	1,530	(8)	1
Total net revenue	5,804	5,765	5,437	1	6
Provision for loan losses	918	1,148	917	20	(25)
Noninterest expense
Compensation and benefits expense	1,155	1,095	992	(5)	(10)
Insurance losses and loss adjustment expenses	295	332	342	11	3
Other operating expenses	1,814	1,683	1,605	(8)	(5)
Total noninterest expense	3,264	3,110	2,939	(5)	(6)
Income from continuing operations before income tax expense	1,622	1,507	1,581	8	(5)
Income tax expense from continuing operations	359	581	470	38	(24)
Net income from continuing operations	$1,263	$926	$1,111	36	(17)
n/m = not meaningful
2018 Compared to 2017
We earned net income from continuing operations of $1.3 billion for the year ended December 31, 2018, compared to $926 million for the year ended December 31, 2017. During the year ended December 31, 2018, results were favorably impacted by a decrease in the provision for loan losses primarily due to favorable credit performance within our consumer automotive loan portfolio, higher net financing revenue across our lending operations resulting from a continued focus on optimizing portfolio growth within our Automotive Finance operations, and growth within our Mortgage Finance and Corporate Finance operations. Additionally, results were favorably impacted by the reduction in the U.S. federal corporate tax rate effective during 2018 and $119 million of income tax expense attributable to changes to our net deferred tax assets in the fourth quarter of 2017 as a result of the Tax Cuts and Jobs Act of 2017 (the Tax Act). A more favorable interest rate environment and higher investment securities balances also contributed to higher yields on earning assets. These items were partially offset by higher interest expense, lower net operating lease revenue due to runoff of our legacy GM operating lease portfolio, and higher noninterest expense. Additionally, results were unfavorably impacted by $121 million of unrealized losses on equity securities. Beginning January 1, 2018, as a result of a change in accounting principles, unrealized gains and losses on equity securities are included in net income. Refer to Note 1 to the Consolidated Financial Statements for further discussion.
Net financing revenue and other interest income increased $169 million for the year ended December 31, 2018, compared to the year ended December 31, 2017. Within our automotive finance business, consumer automotive net financing revenue continued to benefit from our efforts to reposition our origination profile to further drive capital optimization and expand risk-adjusted returns, a higher interest rate environment, and higher average retail asset levels. Commercial automotive net financing revenue also increased due to higher benchmark interest rates, partially offset by a decrease in average outstanding floorplan assets resulting from a reduction in the number of GM dealer floorplan lines. Income from our portfolio of investment securities and other earning assets, including cash and cash equivalents, increased $224 million for the year ended December 31, 2018, compared to 2017, due to both higher yields and higher balances of investment securities as we continue to utilize this portfolio to manage liquidity and generate a stable source of income. Net financing revenue and other interest income within our Mortgage Finance operations was favorably impacted by increased loan balances primarily as a result of bulk purchases of high-quality jumbo and LMI mortgage loans. Net financing revenue and other interest income within our Corporate Finance operations was favorably impacted by our strategy to prudently grow assets and our product suite within existing verticals while selectively pursuing

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

opportunities to broaden industry and product diversification. The increase to net financing revenue and other interest income was partially offset by the runoff of our legacy GM operating lease portfolio, which was substantially wound-down as of June 30, 2018. Additionally, total interest expense increased 27% for the year ended December 31, 2018, compared to 2017. While we continue to shift borrowings toward more cost-effective deposit funding and reduce our dependence on market-based funding through reductions in higher-cost secured and unsecured debt, interest expense increased as a result of higher market rates across all funding sources. Additionally, our overall borrowing levels were higher to support the growth in our lending operations. Our total deposit liabilities increased $12.9 billion to $106.2 billion as of December 31, 2018, as compared to $93.3 billion as of December 31, 2017.
Insurance premiums and service revenue earned increased $49 million for the year ended December 31, 2018, compared to 2017, primarily due to higher vehicle inventory insurance rates and growth in GAP volume. The increase was partially offset by the implementation of ASU 2014-09, Revenue from Contracts with Customers, on January 1, 2018, which changed the revenue recognition portion of revenue earned on noninsurance contracts to be recognized over the contract term as further described in Note 3 to the Consolidated Financial Statements.
Gain on mortgage and automotive loans was $25 million for the year ended December 31, 2018, as compared to $68 million in 2017. The decrease for the year ended December 31, 2018, was due to lower levels of consumer automotive whole-loan sales. We continue to utilize whole-loan sales to proactively manage our credit exposure, asset levels, funding, and capital utilization, including the sale of previously written-down consumer automotive loans related to consumers in Chapter 13 bankruptcy.
Other loss on investments was $50 million for the year ended December 31, 2018, compared to a gain of $102 million for the year ended December 31, 2017. The loss on investments for the year ended December 31, 2018, includes $121 million of unrealized losses due to changes in the fair value of our portfolio of equity securities. Beginning January 1, 2018, as a result of a change in accounting principles, unrealized gains and losses on equity securities are included in net income. Refer to Note 1 to the Consolidated Financial Statements for further discussion. Additionally, the decrease for the year ended December 31, 2018, was attributable to higher sales of investment securities in 2017 that did not recur in the current period.
The provision for loan losses was $918 million for the year ended December 31, 2018, compared to $1.1 billion in 2017. The decrease in provision for loan losses was primarily driven by our consumer automotive loan portfolio where we experienced strong overall credit performance driven by favorable macroeconomic trends including low unemployment, as well as continued disciplined underwriting and higher recoveries on charge-offs driven by improved used vehicle values. Additionally, our automotive and mortgage loan portfolios were impacted by $53 million of additional reserves associated with the estimated impacts of hurricanes Harvey and Irma during the third quarter of 2017. These items were partially offset by asset growth in the consumer automotive loan portfolio. Refer to the Risk Management section of this MD&A for further discussion.
Noninterest expense was $3.3 billion for the year ended December 31, 2018, compared to $3.1 billion for the year ended December 31, 2017. The increase was driven by expenses related to supporting the growth of our retail deposits and consumer loan portfolios. We also continue to make investments in product expansion initiatives in our direct-to-consumer mortgage offering, in our technology platform to enhance the customer experience and expand our digital capabilities, and in marketing activities to promote brand awareness and drive retail deposit growth. Additionally, compensation and benefits expense was impacted by a one-time tax reform-related bonus paid to eligible Ally employees during the first quarter of 2018, as well as certain employee separation expenses incurred during the second and fourth quarters of 2018. The increase for the year ended December 31, 2018, was partially offset by lower insurance losses and loss adjustment expenses, primarily driven by lower weather-related losses.
We recognized total income tax expense from continuing operations of $359 million for the year ended December 31, 2018, compared to $581 million for the year ended December 31, 2017. The decrease in income tax expense for the year ended December 31, 2018, compared to 2017, was primarily driven by the reduction in the U.S. federal corporate tax rate effective during 2018 and $119 million of income tax expense attributable to changes to our net deferred tax assets in the fourth quarter of 2017 as a result of the Tax Act. This decrease was partially offset by the tax effects of an increase in pretax earnings, nondeductible Federal Deposit Insurance Corporation (FDIC) premiums as a result of the Tax Act, and a nonrecurring tax benefit in 2017 from the release of valuation allowance against our capital-in-nature deferred tax assets.
2017 Compared to 2016
We earned net income from continuing operations of $926 million for the year ended December 31, 2017, compared to $1.1 billion for the year ended December 31, 2016. During the year ended December 31, 2017, results were favorably impacted by higher net financing revenue across all lending operations resulting from a continued focus on optimizing portfolio growth through pricing actions and originating loans across a broader credit spectrum within our Automotive Finance operations, and growth within our Mortgage Finance and Corporate Finance operations. Higher investment securities balances and a more favorable interest rate environment also contributed to higher yields on our earnings assets. Results were also favorably impacted by higher gains on the sale of automotive loans and higher insurance premiums and service revenue earned. These items were more than offset by runoff in our legacy GM operating lease portfolio, higher provision expense related to our focus on originating across a broader credit spectrum with appropriate risk-adjusted returns, and estimated impacts from hurricane related activity during the third quarter of 2017. Results were also unfavorably impacted by higher noninterest expense to support the launch and growth of our consumer and commercial product offerings, technology and digital investments, and lower realized gains on investments. Additionally, net income was unfavorably impacted by $119 million of income tax expense driven primarily by a one-time impact of the passage of tax reform legislation during the fourth quarter of 2017, and a nonrecurring tax benefit in the second quarter of 2016

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

due to a U.S. tax reserve release related to a prior-year federal return that reduced our liability for unrecognized tax benefits by $175 million, both of which were partially offset by changes to our valuation allowance relating to capital-in-nature deferred tax assets and foreign tax credit carryforwards.
Net financing revenue and other interest income increased $314 million for the year ended December 31, 2017, compared to the year ended December 31, 2016. Income from our portfolio of investment securities and other earning assets, including cash and cash equivalents, increased $204 million for the year ended December 31, 2017, due primarily to growth of investment securities balances as we continue to utilize this portfolio to manage liquidity and generate a stable source of income. Net financing revenue and other interest income from our Automotive Finance operations increased, despite continued runoff of our legacy GM operating lease portfolio, which was substantially wound-down as of June 30, 2018. Consumer automotive financing revenue continued to benefit from our pricing actions and efforts to reposition our origination profile to focus on capital optimization and risk-adjusted returns, as well as higher average retail asset levels. Commercial automotive financing revenue also increased during the period due to higher benchmark interest rates and an increase in average outstanding floorplan assets. Net financing revenue and other interest income within our Mortgage Finance operations was favorably impacted in 2017 by increased portfolio loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans and direct-to-consumer originations. Net financing revenue and other interest income within our Corporate Finance operations increased in 2017 as a result of our strategy to responsibly grow assets and our product suite within existing verticals while selectively pursuing opportunities to broaden industry and product diversification. Total interest expense increased 9% for the year ended December 31, 2017, compared to the year ended December 31, 2016. While we continue to shift borrowings toward more cost-effective deposit funding and to reduce our dependence on market-based funding through reductions in higher-cost secured and unsecured debt, interest expense increased as a result of higher market rates across funding sources and higher deposit levels to support growth in our lending operations. Our total deposit liabilities increased to $93.3 billion as of December 31, 2017, as compared to $79.0 billion as of December 31, 2016.
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
Gain on mortgage and automotive loans increased to $68 million for the year ended December 31, 2017, as compared to $11 million for the year ended December 31, 2016. The increase was primarily driven by sales of certain previously written-down consumer automotive loans related to consumers in Chapter 13 bankruptcy where borrowers continue to make payments to proactively manage our overall credit exposure, asset levels, and capital utilization.
Other gain on investments was $102 million for the year ended December 31, 2017, compared to $185 million for the year ended December 31, 2016. The decrease was due primarily to higher levels of sales of investment securities in 2016 that did not recur in 2017.
Other income increased to $401 million for the year ended December 31, 2017, as compared to $389 million for the year ended December 31, 2016. The increase for the year ended December 31, 2017, was primarily due to contributions from our Corporate Finance operations, which included an $11 million equity investment gain in the first quarter of 2017 and an increase in loan syndication income, as well as contributions from operations of Ally Invest included in our results subsequent to acquisition in the second quarter of 2016. This was partially offset by a decrease in servicing fee income at our Automotive Finance operations resulting from lower levels of off-balance sheet retail serviced loans.
The provision for loan losses was $1.1 billion for the year ended December 31, 2017, compared to $917 million for the year ended December 31, 2016. The increase in provision for loan losses was primarily driven by our consumer automotive loan portfolio, where we experienced higher net charge-offs as a result of our focus on originating across a broader credit spectrum by focusing on risk-adjusted returns. Additionally, provision expense increased in 2017 due to retail asset growth and the estimated impacts of hurricane activity that occurred during the third quarter of 2017, which most notably impacted our consumer automotive loan portfolio. Refer to the Risk Management section of this MD&A for further discussion.
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
We recognized total income tax expense from continuing operations of $581 million for the year ended December 31, 2017, compared to $470 million for the year ended December 31, 2016. The increase in income tax expense for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily driven by $119 million of tax expense attributable to tax reform enacted on December 22, 2017, and a nonrecurring tax benefit in the second quarter of 2016 due to a U.S. tax reserve release related to a prior-year federal return that reduced our liability for unrecognized tax benefits by $175 million. The increase in tax expense was partially offset by changes to our valuation allowance relating to capital-in-nature deferred tax assets and foreign tax credit carryforwards.

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

Year ended December 31, ($ in millions)	2018	2017	2016	Favorable/(unfavorable) 2018–2017 % change	Favorable/(unfavorable) 2017–2016 % change
Net financing revenue and other interest income
Consumer	$4,287	$3,882	$3,587	10	8
Commercial	1,516	1,306	1,068	16	22
Loans held-for-sale	3	—	—	n/m	—
Operating leases	1,489	1,867	2,711	(20)	(31)
Other interest income	7	6	11	17	(45)
Total financing revenue and other interest income	7,302	7,061	7,377	3	(4)
Interest expense	2,508	2,104	1,943	(19)	(8)
Net depreciation expense on operating lease assets	1,025	1,244	1,769	18	30
Net financing revenue and other interest income	3,769	3,713	3,665	2	1
Other revenue
Gain on automotive loans, net	22	76	17	(71)	n/m
Other income	247	279	289	(11)	(3)
Total other revenue	269	355	306	(24)	16
Total net revenue	4,038	4,068	3,971	(1)	2
Provision for loan losses	920	1,134	924	19	(23)
Noninterest expense
Compensation and benefits expense	505	510	481	1	(6)
Other operating expenses	1,245	1,204	1,186	(3)	(2)
Total noninterest expense	1,750	1,714	1,667	(2)	(3)
Income from continuing operations before income tax expense	$1,368	$1,220	$1,380	12	(12)
Total assets	$117,304	$114,089	$116,347	3	(2)
n/m = not meaningful
Components of net operating lease revenue, included in amounts above, were as follows.

($ in millions)	2018	2017	2016	Favorable/(unfavorable) 2018–2017 % change	Favorable/(unfavorable) 2017–2016 % change
Net operating lease revenue
Operating lease revenue	$1,489	$1,867	$2,711	(20)	(31)
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains)	1,115	1,368	1,982	18	31
Remarketing gains, net	(90)	(124)	(213)	(27)	(42)
Net depreciation expense on operating lease assets	1,025	1,244	1,769	18	30
Total net operating lease revenue	$464	$623	$942	(26)	(34)
Investment in operating leases, net	$8,417	$8,741	$11,470	(4)	(24)

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	2018		2017		2016
Year ended December 31, ($ in millions)	Average balance	Yield	Average balance	Yield	Average balance	Yield
Finance receivables and loans, net (a) (b)
Consumer automotive (c)	$69,804	6.14%	$66,502	5.80%	$64,230	5.52%
Commercial
Wholesale floorplan	29,455	4.21	31,586	3.37	29,989	2.86
Other commercial automotive (d)	6,038	4.55	5,802	4.15	5,202	4.00
Investment in operating leases, net (e)	8,590	5.40	9,791	6.36	13,791	6.83

(a)	Average balances are calculated using a daily average methodology.

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

(e)
Yield includes gains on the sale of off-lease vehicles of $90 million, $124 million, and $213 million for years ended December 31, 2018, 2017, and 2016, respectively. Excluding these gains on sale, the yield would be 4.35%, 5.10%, and 5.29% for the years ended December 31, 2018, 2017, and 2016, respectively.

2018 Compared to 2017
Our Automotive Finance operations earned income from continuing operations before income tax expense of $1.4 billion for the year ended December 31, 2018, compared to $1.2 billion for the year ended December 31, 2017. During the year ended December 31, 2018, we continued to focus on repositioning our origination profile to further drive capital optimization, and expanding risk-adjusted returns. As a result, we experienced higher consumer loan financing revenue primarily due to an increase in consumer loan portfolio yields and asset levels. We also experienced higher commercial financing revenue due to higher yields resulting from higher benchmark interest rates, partially offset by a decrease in wholesale floorplan balances. Results were also favorably impacted by a decrease in provision for loan losses primarily due to favorable credit performance within our consumer loan portfolio. Results were unfavorably impacted by higher interest expense due to higher benchmark rates, a decrease in net operating lease revenue from the runoff of our legacy GM operating lease portfolio, and lower gains on automotive loan sales.
Consumer loan financing revenue increased $405 million for the year ended December 31, 2018, compared to 2017. The increase was primarily due to improved portfolio yields as a result of our continued focus on expanding risk-adjusted returns, a higher interest rate environment, and higher average retail asset levels resulting from sustained asset growth. We have continued to focus on the used vehicle segment primarily through franchised dealers, which has continued to support growth in our used vehicle automotive loans. Additionally, we have continued to identify and grow relationships with automotive retailers including those with leading eCommerce platforms. Through these actions we continue to focus on risk-adjusted returns, optimizing our origination mix, and achieving greater portfolio diversification.
Commercial financing revenue increased $210 million for the year ended December 31, 2018, compared to 2017. The increase was primarily due to higher yields resulting from higher benchmark interest rates, partially offset by a decrease in average outstanding floorplan assets resulting from a reduction in the number of GM dealer floorplan lines. The decline in average outstanding floorplan units was partially offset by higher average vehicle prices.
Interest expense was $2.5 billion for the year ended December 31, 2018, compared to $2.1 billion for the year in 2017. The increase was primarily due to higher funding costs as a result of a rising interest rate environment.
We recorded gains from the sale of automotive loans of $22 million for the year ended December 31, 2018, compared to $76 million for 2017. We continue to utilize whole-loan sales to proactively manage our credit exposure, asset levels, funding, and capital utilization, including the sale of previously written-down consumer automotive loans related to consumers in Chapter 13 bankruptcy.
Other income decreased 11% for the year ended December 31, 2018, compared to the year ended December 31, 2017. The decrease was primarily due to a decrease in servicing fee income resulting from lower levels of off-balance sheet retail serviced loans, as well as a decrease in remarketing fee income primarily resulting from lower operating lease termination volume.
Total net operating lease revenue decreased $159 million for the year ended December 31, 2018, compared to 2017. The decrease was primarily due to the runoff of our legacy GM operating lease portfolio, which was substantially wound-down as of June 30, 2018. Additionally, we recognized remarketing gains of $90 million for the year ended December 31, 2018, compared to gains of $124 million for 2017 due primarily to a lower number of terminated units. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for loan losses was $920 million for the year ended December 31, 2018, compared to $1.1 billion for 2017. The decrease in provision for loan losses for the year ended December 31, 2018, was primarily driven by our consumer automotive loan portfolio where we

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

experienced strong overall credit performance driven by favorable macroeconomic trends including low unemployment, as well as continued disciplined underwriting and higher recoveries on charge-offs driven by improved used vehicle values. Additionally, results were impacted by $48 million of additional reserves associated with the estimated impacts of hurricanes Harvey and Irma during the third quarter of 2017. These items were partially offset by asset growth in the consumer automotive loan portfolio. Refer to the Risk Management section of this MD&A for further discussion.
2017 Compared to 2016
Our Automotive Finance operations earned income from continuing operations before income tax expense of $1.2 billion for the year ended December 31, 2017, compared to $1.4 billion for the year ended December 31, 2016. During the year ended December 31, 2017, we continued to focus on pricing actions and repositioning our origination profile to focus on capital optimization and expanding risk-adjusted returns. As a result, we experienced higher consumer loan financing revenue primarily due to an increase in consumer loan portfolio yields and assets. We also experienced higher commercial financing revenue primarily due to higher yields resulting from higher benchmark interest rates. Additionally, we realized an increase in gains on the sale of automotive loans of $59 million during the year ended December 31, 2017. These favorable items were more than offset by a decrease in net operating lease revenue primarily resulting from the continued runoff of our legacy GM operating lease portfolio, as well as less favorable remarketing activity for the year ended December 31, 2017, compared to 2016, due to lower used vehicle prices and a decline in operating lease termination volume. We also experienced higher provision for loan losses resulting from higher net charge-offs, driven by the changing composition of our portfolio associated with our focus on originating across a broader credit spectrum, higher retail asset levels, and the estimated impact of hurricane activities during the third quarter of 2017.
Consumer loan financing revenue increased $295 million for the year ended December 31, 2017, compared to 2016. The increase was primarily due to improved portfolio yields as a result of the execution of our pricing actions and continued focus on expanding risk-adjusted returns, as well as higher average retail loan balances.
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
We recognized gains from the sale of automotive loans of $76 million for the year ended December 31, 2017, compared to $17 million for 2016. During the year ended December 31, 2017, we sold certain previously written-down consumer automotive loans related to consumers in Chapter 13 bankruptcy where borrowers continue to make payments to proactively manage our overall credit exposure, asset levels, and capital utilization. A portion of the total gains on sale for the year ended December 31, 2017, was offset within Corporate and Other as a result of our FTP methodology.
Total net operating lease revenue decreased 34% for the year ended December 31, 2017, compared to 2016. The decrease was primarily due to the runoff of our legacy GM operating lease portfolio, which was substantially wound-down as of June 30, 2018. The decrease was also due to less favorable remarketing activity. We recognized remarketing gains of $124 million for the year ended December 31, 2017, compared to gains of $213 million for 2016. Remarketing gains decreased in 2017 due to lower used vehicle prices and a decline in operating lease termination volume. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for loan losses was $1.1 billion for the year ended December 31, 2017, compared to $924 million for 2016. The increase in provision for loan losses for the year ended December 31, 2017, was primarily due to higher net charge-offs in our consumer automotive loan portfolio as a result of our focus on originating across a broader credit spectrum, retail asset growth, and the impact of hurricane activities during the third quarter of 2017. Refer to the Risk Management section of this MD&A for further discussion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Automotive Financing Volume
Our Automotive Finance operations provide automotive financing services to consumers and automotive dealers. For consumers, we provide retail financing and leasing for new and used vehicles, and through our commercial automotive financing operations, we fund dealer purchases of new and used vehicles through wholesale floorplan financing and provide dealer term and revolving loans and automotive fleet financing. In 2016, we expanded operations to include direct-to-consumer lending.
Acquisition and Underwriting
Our underwriting process is focused on multidimensional risk factors and data driven risk-adjusted probabilities that are continuously monitored and routinely updated. Each application is placed into an analytical category based on specific aspects of the applicant’s credit profile and loan structure. We then evaluate the application by applying a proprietary credit scoring algorithm tailored to its applicable category. Inputs into this algorithm include, but are not limited to, proprietary scores and deal structure variables such as LTV, new or used vehicle collateral, and term of financing. The output of the algorithm is used to sort applications into various credit tiers (S, A, B, C, D, and E). Credit tiers help determine our primary indication of credit quality and pricing, and are also communicated to the dealer that submitted the application. This process is built on long established credit risk fundamentals to determine both the applicant’s ability and willingness to repay. While advances in excess of 100% of the vehicle collateral value at loan origination—notwithstanding cash down and vehicle trade in value—are typical in the industry (primarily due to additional costs such as mechanical warranty contracts, taxes, license, and title fees), our pricing, risk, and underwriting processes are rooted in statistical analysis to manage this risk.
Our underwriting process uses a combination of automated strategies and manual evaluation by an experienced team of dedicated underwriters. We have developed an automated process to expedite the review of applications with various combinations of credit factors that we have observed over time to substantially outperform or underperform in terms of net credit losses. As a result, automated decisions are based on many clusters of credit factors rather than a small set of benchmark characteristics. Automated approvals are primarily limited to the highest-quality credit tiers and automated rejections to lower-quality credit tiers. Underwriting is also governed by our credit policies, which set forth guidelines such as acceptable transaction parameters and verification requirements. For higher-risk approved transactions, these guidelines require verification of details such as applicant income and employment through documentation provided by the applicant or other data sources.
Underwriters have a limited ability to approve exceptions to the guidelines in our credit policies. For example, an exception may be approved to allow a term or a ratio of payment-to-income, debt-to-income, or LTV greater than that in the guidelines. Exceptions must be approved by underwriters with appropriate approval authority and generally are based on compensating factors. We monitor exceptions with the goal of limiting them to a small portion of approved applications and originated loans, and rarely permit more than a single exception to avoid layered risk.
Consumer Automotive Financing
New- and used-vehicle consumer financing through dealerships takes one of two forms: retail installment sales contracts (retail contracts) and operating lease contracts. We purchase retail contracts and operating lease contracts for new and used vehicles from dealers after those contracts are executed by the dealers and the consumers. Our consumer automotive financing operations generate revenue primarily through finance charges on retail contracts and rental payments on operating lease contracts. In connection with operating lease contracts, we recognize depreciation expense on the vehicle over the operating lease contract period and we may also recognize a gain or loss on the remarketing of the vehicle at the end of the lease.
The amount we pay a dealer for a retail contract is based on the rate of finance charge agreed by the dealer and customer, the negotiated purchase price of the vehicle, any other products such as service contracts, less any vehicle trade-in value, any down payment from the consumer, and any available automotive manufacturer incentives. Under the retail contract, the consumer is obligated to make payments in an amount equal to the purchase price of the vehicle (less any trade-in or down payment) plus finance charges at a rate negotiated between the consumer and the dealer. In addition, the consumer is responsible for charges related to past-due payments. Consistent with industry practice, when we purchase the retail contract, we pay the dealer at a rate discounted below the rate agreed by the dealer and the consumer (generally described in the industry as the “buy rate”). Our agreements with dealers limit the amount of the discount that we will accept. Although we do not own the vehicles we finance through retail contracts, our agreements require that we hold a perfected security interest in those vehicles.
With respect to consumer leasing, we purchase operating lease contracts and the associated vehicles from dealerships after those contracts are executed by the dealers and the consumers. The amount we pay a dealer for an operating lease contract is based on the negotiated price for the vehicle less any vehicle trade-in, any down payment from the consumer, and any available automotive manufacturer incentives. Under the operating lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value, down payment, or any available manufacturer incentives) exceeds the contract residual value (including residual support) of the vehicle at lease termination, plus operating lease rental charges. The consumer is also generally responsible for charges related to past-due payments, excess mileage, excessive wear and tear, and certain disposal fees where applicable. At contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as vehicle age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Periodically, we revise the projected value of the leased vehicle at termination based on then-current market conditions and adjust depreciation expense appropriately over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense.
Our standard consumer operating lease contract, SmartLease, requires a monthly payment by the consumer. We also offer an alternative leasing plan, SmartLease Plus, which requires one up-front payment of all operating lease amounts at the time the consumer takes possession of the vehicle.
Our standard consumer lease contracts are operating leases; therefore, credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease credit losses are primarily limited to past-due payments and assessed fees. Since some of these fees are not assessed until the vehicle is returned, these losses on the operating lease portfolio are correlated with lease termination volume. Operating lease accounts over 30 days past due represented 1.48% and 1.41% of the portfolio at December 31, 2018, and 2017, respectively.
With respect to all financed vehicles, whether subject to a retail contract or an operating lease contract, we require that property damage insurance be obtained by the consumer. In addition, for operating lease contracts, we require that bodily injury, collision, and comprehensive insurance be obtained by the consumer.
For the year ended December 31, 2018, our portfolio yield for consumer automotive loans has increased 34 basis points relative to the year ended December 31, 2017, and 62 basis points relative to the year ended December 31, 2016. We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates at the time of origination, anticipated operating costs, and targeted return on equity. The increases in rates on recent loan originations were primarily the result of a higher interest rate environment and our continued shift in origination mix toward the Growth channel. Over the past several years, we have continued to focus on portfolio diversification and the used vehicle segment, primarily through franchised dealers, which has contributed to higher yields on our consumer automotive loan portfolio. Commensurate with this shift in origination mix, we continue to maintain consistent, disciplined underwriting within our new and used consumer automotive loan originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.3 billion, or approximately 11.7% of our total consumer automotive loans at December 31, 2018, as compared to $8.8 billion, or approximately 12.9% of our total consumer automotive loans at December 31, 2017.
The following table presents retail loan originations by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Year ended December 31, 2018
S	$5.0	27	739	$6.2	47	746
A	7.8	43	675	4.8	37	676
B	4.3	24	644	1.8	14	645
C	1.1	6	611	0.3	2	613
Total retail originations	$18.2	100	682	$13.1	100	701
Year ended December 31, 2017
S	$4.1	26	749	$6.8	46	757
A	7.0	45	666	5.4	37	670
B	3.8	24	640	2.1	14	641
C	0.8	5	606	0.4	3	610
Total retail originations	$15.7	100	679	$14.7	100	702
Year ended December 31, 2016
S	$3.5	23	759	$7.1	41	761
A	6.8	44	667	6.8	39	671
B	4.0	26	642	2.8	16	643
C	1.0	7	607	0.7	4	609
Total retail originations	$15.3	100	677	$17.4	100	699

(a)
Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring. We originated an insignificant amount of retail loans classified below Tier C during the periods presented.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

Year ended December 31,	2018	2017	2016
0–71	20%	20%	18%
72–75	67	66	67
76 +	13	14	15
Total retail originations (a)	100%	100%	100%

(a)	Excludes RV loans.
Retail originations with a term of 76 months or more represented 13% of total retail originations for the year ended December 31, 2018, compared to 14% for the year ended December 31, 2017, and 15% for the year ended December 31, 2016. Substantially all of the loans originated with a term of 76 months or more during the year ended December 31, 2018, 2017, and 2016, were considered to be prime and in credit tiers S, A, or B. We define prime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.
The following table presents the percentage of total outstanding retail loans by origination year.

December 31,	2018	2017	2016
Pre-2014	1%	4%	11%
2014	4	7	13
2015	11	19	31
2016	18	30	45
2017	27	40	—
2018	39	—	—
Total	100%	100%	100%
The 2018, 2017, and 2016 vintages comprise 84% of the overall retail portfolio as of December 31, 2018, and have higher average buy rates than older vintages.
The following tables present the total retail loan and operating lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2018	2017	2016	2018	2017	2016
Used retail	$18,239	$15,698	$15,259	52	45	42
New retail standard	12,752	14,587	16,993	36	42	47
Lease	4,058	4,237	3,385	11	12	10
New retail subvented	330	163	367	1	1	1
Total consumer automotive financing originations (a)	$35,379	$34,685	$36,004	100	100	100

(a)
Includes CSG originations of $3.7 billion, $3.8 billion, and $3.6 billion for the years ended December 31, 2018, 2017, and 2016, respectively, and RV originations of $238 million, $459 million, and $504 million for the years ended December 31, 2018, 2017, and 2016, respectively.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2018	2017	2016	2018	2017	2016
Growth channel	$16,190	$13,767	$13,082	46	40	36
GM dealers	9,678	10,965	12,960	27	32	36
Chrysler dealers	9,511	9,953	9,962	27	28	28
Total consumer automotive financing originations	$35,379	$34,685	$36,004	100	100	100
During the year ended December 31, 2018, total consumer loan and operating lease originations increased $694 million, compared to 2017. The increase was primarily due to larger volume from the Growth channel, which outpaced lower originations from the GM and Chrysler channels. Over the past several years we have continued to diversify our portfolio through the Growth channel, including increased levels of used vehicle loan volume which we view as an attractive asset class consistent with our continued focus on obtaining appropriate risk-adjusted returns.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

We have included origination metrics by loan term and FICO® Score within this MD&A. However, the proprietary way we evaluate risk is based on multiple inputs as described in the section above titled Acquisition and Underwriting.
The following table presents the percentage of retail loan and operating lease originations, in dollars, by FICO® Score and product type.

	Used retail	New retail	Lease
Year ended December 31, 2018
740 +	19%	25%	49%
660–739	39	34	34
620–659	27	21	10
540–619	12	6	5
< 540	1	1	—
Unscored (a)	2	13	2
Total consumer automotive financing originations	100%	100%	100%
Year ended December 31, 2017
740 +	18%	28%	46%
660–739	37	32	38
620–659	29	21	10
540–619	13	7	4
< 540	1	1	—
Unscored (a)	2	11	2
Total consumer automotive financing originations	100%	100%	100%
Year ended December 31, 2016
740 +	18%	26%	42%
660–739	37	35	41
620–659	29	22	10
540–619	13	7	5
< 540	1	1	—
Unscored (a)	2	9	2
Total consumer automotive financing originations	100%	100%	100%

(a)	Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 10% of total consumer loan and operating lease originations for both the years ended December 31, 2018, and 2017. Consumer loans and operating leases with FICO® Scores of less than 540 continued to comprise only 1% of total originations for the year ended December 31, 2018. Nonprime applications that are not automatically declined by our proprietary credit-scoring models for risk reasons are manually reviewed and decisioned by an experienced underwriting team. The nonprime portfolio is subject to more stringent underwriting criteria for certain loan attributes (e.g., payment-to-income, mileage, and maximum amount financed) and generally does not include any loans with a term of 76 months or more. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
Manufacturer Marketing Incentives
Automotive manufacturers may elect to sponsor incentive programs on retail contracts and operating leases by subsidizing finance rates below market rates. These marketing incentives are also referred to as rate support or subvention. When an automotive manufacturer subsidizes the finance rate, we are compensated at contract inception for the present value of the difference between the manufacturer-supported customer rate and our standard rate. For a retail contract, we defer and recognize this amount as a yield adjustment over the life of the contract. For an operating lease contract, this payment reduces our cost basis in the underlying operating lease asset.
Automotive manufacturers may also elect to sponsor incentives, referred to as residual support, on operating leases. When an automotive manufacturer provides residual support, we receive payment at contract inception that increases the contractual operating lease residual value resulting in a lower operating lease payment from the customer. The payment received from the automotive manufacturer reduces our cost basis in the underlying operating lease asset. Other operating lease incentive programs sponsored by automotive manufacturers may be made at contract inception indirectly through dealers, which also reduces our cost basis in the underlying operating lease asset.
Under what the automotive finance industry refers to as pull-ahead programs, consumers may be encouraged by the manufacturer to terminate operating leases early in conjunction with the acquisition of a new vehicle. As part of these programs, we waive all or a portion of the customer’s remaining payment obligation. Under most programs, the automotive manufacturer compensates us for a portion of the

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

foregone revenue from the waived payments. This compensation may be partially offset to the extent that our remarketing sales proceeds are higher than otherwise would be realized if the vehicle had been remarketed upon contract maturity.
Servicing
We have historically serviced all retail contracts and operating leases we originated. However, our expansion into direct-to-consumer lending and other relationships have resulted in the employment of third-party servicers for a small portion of the portfolio. On occasion, we have sold a portion of the retail contracts we originated through whole-loan sales and securitizations, but generally retained the right to service and earn a servicing fee for our servicing functions.
Servicing activities consist largely of collecting and processing customer payments, responding to customer concerns and inquiries, processing customer requests (including those for payoff quotes, total-loss handling, and payment modifications), maintaining a perfected security interest in the financed vehicle, engaging in collections activity, and disposing of off-lease and repossessed vehicles. Servicing activities are generally consistent across our Automotive Finance operations; however, certain practices may be influenced by state laws.
Our customers have the option to receive monthly billing statements and remit payment by mail or through electronic fund transfers, or to establish online web-based account administration through Ally Auto Online Services. Customer payments are processed by regional third-party processing centers that electronically transfer payment information to customers’ accounts.
Collections activity includes initiating contact with customers who fail to comply with the terms of the retail contract or operating lease agreement by sending reminder notices or contacting via telephone generally when an account becomes 3 to 15 days past due. The type of collection treatment and level of intensity increases as the account becomes more delinquent. The nature and timing of these activities depend on the repayment risk of the account.
During the collections process, we may offer a payment extension to a customer experiencing temporary financial difficulty. A payment extension enables the customer to delay monthly payments for 30, 60, or 90 days. Extensions granted to a customer typically do not exceed 90 days in the aggregate during any twelve-month period or 180 days in aggregate over the life of the contract. During the extension period, finance charges continue to accrue. If the customer’s financial difficulty is not temporary but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the remaining obligation, extending the term and lowering the scheduled monthly payment. In those cases, the outstanding balance generally remains unchanged. The use of extensions and modifications helps mitigate financial loss in those cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments or can fulfill the obligation with lower payments over a longer period. Before offering an extension or modification, we evaluate and take into account the capacity of the customer to meet the revised payment terms. Generally, we do not consider extensions that fall within our policy guidelines to represent more than an insignificant delay in payment, and therefore, they are not considered a Troubled Debt Restructuring (TDR). Although the granting of an extension could delay the eventual charge-off of an account, typically we are able to repossess and sell the related collateral, thereby mitigating the loss. At December 31, 2018, 11.3% of the total amount outstanding in the servicing portfolio had been granted an extension or was rewritten, compared to 12.0% at December 31, 2017. The decrease was largely due to the impacts of hurricane activities experienced during the third quarter of 2017 and continued optimization of servicing activities.
Subject to legal considerations, we normally begin repossession activity once an account is at least eighty-five days past due. Repossession may occur earlier if we determine the customer is unwilling to pay, the vehicle is in danger of being damaged or hidden, or the customer voluntarily surrenders the vehicle. Approved third-party repossession vendors handle the repossession activity. Generally, after repossession, the customer is given a period of time to redeem the vehicle or reinstate the contract by paying off the account or bringing the account current, respectively. If the vehicle is not redeemed or the contract is not reinstated, the vehicle is sold at auction. If the proceeds do not cover the unpaid balance, including unpaid earned finance charges and allowable expenses, the resulting deficiency is charged-off. Asset recovery centers pursue collections on accounts that have been charged-off, including those accounts where the vehicle was repossessed, and skip accounts where the vehicle cannot be located.
At both December 31, 2018, and 2017, our total consumer automotive serviced portfolio was $79.7 billion, compared to our consumer automotive on-balance sheet serviced portfolio of $77.8 billion and $76.3 billion, respectively.
Remarketing and Sales of Leased Vehicles
When we acquire an operating lease, we assume ownership of the vehicle from the dealer. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. Our ability to efficiently process and effectively market off-lease vehicles affects the disposal costs and the proceeds realized from vehicle sales. Our methods of vehicle sales at lease termination primarily include the following:

•	Sale to dealer — After the lessee declines an option to purchase the off-lease vehicle, the dealer who accepts it has the opportunity to purchase it directly from us at a price we define.

•
Internet auctions — Once the lessee and the dealer decline to purchase the off-lease vehicle, we offer it to dealers and other third parties through our proprietary internet site (SmartAuction). Through SmartAuction, we seek to maximize the net sales proceeds from an off-lease vehicle by reducing the time between vehicle return and ultimate disposition, reducing holding costs, and

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

broadening the number of prospective buyers. We use SmartAuction for our own vehicles and make it available for third-party use. We earn a service fee for every third-party vehicle sold through SmartAuction, which includes the cost of ClearGuard coverage, our protection product designed to assist in minimizing the risk to dealers of arbitration claims for eligible vehicles. In 2018, approximately 281,000 vehicles were sold through SmartAuction.

•
Physical auctions — We dispose of an off-lease vehicle not purchased at termination by the lessee or dealer or sold on SmartAuction through traditional third-party, physical auctions. We are responsible for handling decisions at the auction including arranging for inspections, authorizing repairs and reconditioning, and determining whether bids received at auction should be accepted.

We employ an internal team, including statisticians, to manage our analysis of projected used vehicle values and residual risk. This team aids in the pricing of new operating leases, managing the disposal process including vehicle concentration risk, geographic optimization of vehicles to maximize gains, disposal platform (internet vs. physical), and evaluating our residual risk on a real-time basis. This team tracks market movements of used vehicles using data down to the VIN level including trim and options, vehicle age, mileage, and seasonality factors that we feel are more relevant than other published indices (e.g., Manheim, NADA). This analysis includes vehicles sold on Ally’s SmartAuction platform, as well as vehicles sold through Manheim, ADESA, and over 200 independent physical auction sites. We believe this analysis gives us a competitive advantage over our peers.
Commercial Automotive Financing
Automotive Wholesale Dealer Financing
One of the most important aspects of our dealer relationships is providing wholesale floorplan financing for new- and used-vehicle inventories at dealerships. Wholesale floorplan financing, including syndicated loan arrangements, represents the largest portion of our commercial automotive financing business and is the primary source of funding for dealers’ purchases of new and used vehicles.
Wholesale floorplan financing is generally extended in the form of lines of credit to individual dealers. These lines of credit are secured by the vehicles financed and all other vehicle inventory, which provide strong collateral protection in the event of dealership default. Additional collateral (e.g., blanket lien over all dealership assets) or other credit enhancements (e.g., personal guarantees from dealership owners) are generally obtained to further mitigate credit risk. Furthermore, in some cases, we benefit from automotive manufacturer repurchase arrangements, which may serve as an additional layer of protection in the event of repossession of dealership new-vehicle inventory or dealership franchise termination. The amount we advance to dealers for a new vehicle is equal to 100% of the manufacturer’s wholesale invoice price. The amount we advance to dealers for a used vehicle is typically 90–100% of the dealer’s cost of acquiring it. Interest on wholesale floorplan financing is generally payable monthly. The majority of wholesale floorplan financing is structured to yield interest at a floating rate indexed to London interbank offer rate (LIBOR) or the Prime Rate. The rate for a particular dealer is based on, among other things, competitive factors, the size of the account, and the dealer’s creditworthiness. Additionally, under our Ally Dealer Rewards Program, dealers benefit in certain circumstances from wholesale-floorplan-financing incentives, which we credit and account for as a reduction to interest income in the period they are earned.
Under our wholesale-floorplan-financing agreement, the dealership is generally required to pay the principal amount financed for a vehicle within a specified number of days following the dealership’s sale or lease of the vehicle. The agreement also affords us the right to demand payment of all amounts owed under the wholesale credit line at any time. We, however, generally make this demand only if we terminate the credit line, the dealer defaults, or a risk-based reason exists to do so.
Commercial Wholesale Financing Volume
The following table presents the percentage of average balance of our commercial wholesale floorplan finance receivables, in dollars, by product type and by channel.

	Average balance
Year ended December 31, ($ in millions)	2018	2017	2016
GM new vehicles	42%	50%	47%
Chrysler new vehicles	31	25	28
Growth new vehicles	14	13	13
Used vehicles	13	12	12
Total	100%	100%	100%
Total commercial wholesale finance receivables	$29,455	$31,586	$29,989
Average commercial wholesale financing receivables outstanding decreased $2.1 billion during the year ended December 31, 2018, compared to 2017. The decrease was primarily driven by a reduction in the number of GM dealer relationships due to the competitive environment across the automotive lending market, partially offset by higher average vehicle prices. Dealer inventory levels are dependent on a number of factors including manufacturer production schedules and vehicle mix, sales incentives, and industry sales—all of which can influence future wholesale balances.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. Other commercial automotive loans increased 4% to an average of $6.0 billion for the year ended December 31, 2018.
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
We manage risk related to wholesale floorplan financing by assessing dealership borrowers using a proprietary model based on various factors, including their capital sufficiency, operating performance, and credit and payment history. This model assigns dealership borrowers a risk rating that affects the amount of the line of credit and the ongoing risk management of the account. We monitor the level of borrowing under each dealer’s credit line daily. We may adjust the dealer’s credit line if warranted, based on the dealership’s vehicle sales rate, and temporarily suspend the granting of additional credit, or take other actions following evaluation and analysis of the dealer’s financial condition.
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

Year ended December 31, ($ in millions)	2018	2017	2016	Favorable/(unfavorable) 2018–2017 % change	Favorable/(unfavorable) 2017–2016 % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$1,022	$973	$945	5	3
Interest and dividends on investment securities and cash and cash equivalents, net (a)	54	59	61	(8)	(3)
Other (loss) gain on investments, net (b)	(51)	78	84	(165)	(7)
Other income	10	8	7	25	14
Total insurance premiums and other income	1,035	1,118	1,097	(7)	2
Expense
Insurance losses and loss adjustment expenses	295	332	342	11	3
Acquisition and underwriting expense
Compensation and benefits expense	75	73	68	(3)	(7)
Insurance commissions expense	440	415	389	(6)	(7)
Other expenses	145	130	141	(12)	8
Total acquisition and underwriting expense	660	618	598	(7)	(3)
Total expense	955	950	940	(1)	(1)
Income from continuing operations before income tax expense	$80	$168	$157	(52)	7
Total assets	$7,734	$7,464	$7,172	4	4
Insurance premiums and service revenue written	$1,174	$996	$948	18	5
Combined ratio (c)	92.6%	96.8%	98.7%

(a)
Includes interest expense of $67 million, $50 million, and $47 million for the years ended December 31, 2018, 2017, and 2016, respectively. Amounts for the years ended December 31, 2017, and 2016, were adjusted to include $7 million and $9 million, respectively, of interest on cash and cash equivalents previously classified as other income to conform to the current period presentation.

(b)
Includes net unrealized losses on equity investments of $112 million for the year ended December 31, 2018, which are included in net income as a result of the adoption of Accounting Standards Update (ASU) 2016-01 on January 1, 2018.

(c)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

2018 Compared to 2017
Our Insurance operations earned income from continuing operations before income tax expense of $80 million for the year ended December 31, 2018, compared to income of $168 million for the year ended December 31, 2017. The decrease for the year ended December 31, 2018, was primarily driven by unrealized losses of $112 million related to the decrease in fair value of equity investments. As further described in Note 1 to the Consolidated Financial Statements, we adopted ASU 2016-01 on January 1, 2018, which requires that equity investments be measured at fair value with changes in fair value recognized in net income instead of through other comprehensive (loss) income, which was the practice during 2017 prior to implementing the new standard. This decline was partially offset by higher premiums and service revenue earned as well as lower weather-related losses.
Insurance premiums and service revenue earned was $1.0 billion for the year ended December 31, 2018, compared to $973 million for the year ended December 31, 2017. The increase for the year ended December 31, 2018, was primarily due to higher vehicle inventory insurance rates and growth in GAP volume. The increase was partially offset by the implementation of ASU 2014-09, Revenue from Contracts with Customers, on January 1, 2018, which changed the revenue recognition portion of revenue earned on noninsurance contracts to be recognized over the contract term, as further described in Note 3 to the Consolidated Financial Statements.
Insurance losses and loss adjustment expenses totaled $295 million for the year ended December 31, 2018, compared to $332 million in 2017. The decrease for the year ended December 31, 2018, was primarily driven by lower weather-related losses, which contributed to a decline in the combined ratio to 92.6% for the year ended December 31, 2018, compared to 96.8% for the year ended December 31, 2017. In April 2018, we renewed our annual reinsurance program and continue to utilize this coverage to manage our risk of weather-related loss.

Management’s Discussion and Analysis
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
Premium and Service Revenue Written
The following table summarizes premium and service revenue written by product.

Year ended December 31, ($ in millions)	2018	2017	2016
Vehicle service contracts
New retail	$475	$453	$444
Used retail	551	464	427
Reinsurance (a)	(170)	(206)	(189)
Total vehicle service contracts (b)	856	711	682
Vehicle inventory insurance (c)	217	191	191
Other (d)	101	94	75
Total	$1,174	$996	$948

(a)	Reinsurance represents the transfer of premiums and risk from an Ally insurance company to a third-party insurance company.

(b)
VSC revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern. Refer to the section titled Recently Adopted Accounting Standards in Note 1 to the Consolidated Financial Statements for further information regarding our adoption of the amendments to the revenue recognition principles of Accounting Standards Codification 606, Revenue from Contracts with Customers, and Note 3 to the Consolidated Financial Statements for further discussion of this revenue stream and the related impacts of adoption.

(c)	Vehicle inventory insurance includes dealer ancillary products.

(d)	Other products include GAP coverage, VMCs, ClearGuard, and other ancillary products.
Insurance premiums and service revenue written was $1.2 billion for the year ended December 31, 2018, compared to $996 million in 2017. The increase for the year ended December 31, 2018, was primarily due to higher VSC volume and higher vehicle inventory insurance rates.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

December 31, ($ in millions)	2018	2017
Cash
Noninterest-bearing cash	$252	$298
Interest-bearing cash	644	983
Total cash	896	1,281
Equity securities	766	518
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	460	380
U.S. States and political subdivisions	691	773
Foreign government	145	154
Agency mortgage-backed residential	758	613
Mortgage-backed residential	135	174
Mortgage-backed commercial	—	22
Corporate debt	1,241	1,256
Total available-for-sale securities	3,430	3,372
Total cash and securities	$5,092	$5,171

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

Year ended December 31, ($ in millions)	2018	2017	2016	Favorable/(unfavorable) 2018–2017 % change	Favorable/(unfavorable) 2017–2016 % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$483	$308	$250	57	23
Interest expense	304	176	153	(73)	(15)
Net financing revenue and other interest income	179	132	97	36	36
Gain on mortgage loans, net	5	3	—	67	n/m
Other income, net of losses	2	1	—	100	n/m
Total other revenue	7	4	—	75	n/m
Total net revenue	186	136	97	37	40
Provision for loan losses	1	8	(4)	88	n/m
Noninterest expense
Compensation and benefits expense	32	23	13	(39)	(77)
Other operating expenses	108	85	54	(27)	(57)
Total noninterest expense	140	108	67	(30)	(61)
Income from continuing operations before income tax expense	$45	$20	$34	125	(41)
Total assets	$15,211	$11,708	$8,307	30	41
n/m = not meaningful
2018 Compared to 2017
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $45 million and $20 million for the years ended December 31, 2018, and 2017, respectively. The increase for the year ended December 31, 2018, was primarily due to an increase in net financing revenue and other interest income driven by increased portfolio loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans and direct-to-consumer originations, and a decrease in the provision for loan losses. The increase was partially offset by higher noninterest expense driven by continued build out of the direct-to-consumer offering and asset growth.
Net financing revenue and other interest income was $179 million and $132 million for the years ended December 31, 2018, and 2017, respectively. The increase in net financing revenue and other interest income was primarily due to increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans and direct-to-consumer originations. During the year ended December 31, 2018, we purchased $4.4 billion of mortgage loans that were originated by third parties, compared to $4.5 billion during the year ended December 31, 2017.
Gain on sale of mortgage loans, net, increased $2 million for the year ended December 31, 2018, compared to 2017, as a result of higher direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment provider.
The provision for loan losses decreased $7 million for the year ended December 31, 2018, compared to 2017. The decrease for the year ended December 31, 2018, was primarily due to reserve increases in the prior year associated with the hurricanes experienced in the third quarter of 2017 as well as reserve reductions in the current period due to strong credit performance.
Total noninterest expense was $140 million for the year ended December 31, 2018, compared to $108 million for the year ended December 31, 2017. The increase was driven by continued expansion of the direct-to-consumer offering and asset growth.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

purchases of high-quality jumbo and LMI mortgage loans. During the year ended December 31, 2017, we purchased $4.5 billion of mortgage loans that were originated by third parties, compared to $3.7 billion during the year ended December 31, 2016.
Gain on sale of mortgage loans increased $3 million for the year ended December 31, 2017, compared to 2016, as a result of direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment provider.
The provision for loan losses increased $12 million for the year ended December 31, 2017, compared to 2016. The increase for the year ended December 31, 2017, was primarily due to lower loss reserve requirements in 2016, which resulted from the seasoning of the loan portfolio and the alignment of reserves to favorable loss experience. Provision expense also increased as a result of estimated impacts of hurricane activity which occurred during the third quarter of 2017 as well as growth in the loan portfolio. The portfolio continues to demonstrate strong credit performance.
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

FICO® Score	Volume ($ in millions)	% Share of volume
Year ended December 31, 2018
740 +	$3,861	80
720–739	520	11
700–719	391	8
680–699	74	1
660–679	1	—
Total consumer mortgage financing volume	$4,847	100
Year ended December 31, 2017
740 +	$3,831	83
720–739	478	10
700–719	288	6
680–699	22	1
660–679	10	—
Total consumer mortgage financing volume	$4,629	100
Year ended December 31, 2016
740 +	$3,045	81
720–739	447	12
700–719	219	6
680–699	30	1
660–679	13	—
Total consumer mortgage financing volume	$3,754	100

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the net UPB, net UPB as a percentage of total, weighted-average coupon (WAC), premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
December 31, 2018
Adjustable-rate	$2,828	19	3.40%	$37	53.69%	775
Fixed-rate	12,042	81	4.15	248	60.97	774
Total	$14,870	100	4.01	$285	59.58	774
December 31, 2017
Adjustable-rate	$2,579	23	3.35%	$42	56.82%	774
Fixed-rate	8,824	77	4.02	212	62.02	771
Total	$11,403	100	3.87	$254	60.84	772

(a)	Represents UPB net of charge-offs.

(b)	Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.

(c)	Updated to reflect changes in credit score since loan origination.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

Year ended December 31, ($ in millions)	2018	2017	2016	Favorable/(unfavorable) 2018–2017 % change	Favorable/(unfavorable) 2017–2016 % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$321	$256	$192	25	33
Interest on loans held-for-sale	10	—	—	n/m	—
Interest expense	127	89	71	(43)	(25)
Net financing revenue and other interest income	204	167	121	22	38
Total other revenue	38	45	26	(16)	73
Total net revenue	242	212	147	14	44
Provision for loan losses	12	22	10	45	(120)
Noninterest expense
Compensation and benefits expense	53	47	38	(13)	(24)
Other operating expenses	33	29	28	(14)	(4)
Total noninterest expense	86	76	66	(13)	(15)
Income from continuing operations before income tax expense	$144	$114	$71	26	61
Total assets	$4,670	$3,979	$3,183	17	25
n/m = not meaningful
2018 Compared to 2017
Our Corporate Finance operations earned income from continuing operations before income tax expense of $144 million for the year ended December 31, 2018, compared to $114 million for the year ended December 31, 2017. The increase was due primarily to higher net financing revenue and other interest income resulting from higher asset levels driven by our strategy to prudently grow the loan portfolio and expand our product suite while selectively pursuing opportunities to broaden industry and product breadth. Additionally, for the year ended December 31, 2018, results were favorably impacted by lower provision expense due primarily to improved overall credit performance as well as higher syndication and other fee income. These items were partially offset by lower investment-related income primarily driven by gains on equity investments realized during 2017 as compared to net realized and unrealized losses during 2018.
Net financing revenue and other interest income was $204 million for the year ended December 31, 2018, compared to $167 million for the year ended December 31, 2017. The increase was primarily due to the growth of our lending portfolio, represented by a 19% increase in the gross carrying value of finance receivables and loans as of December 31, 2018, compared to December 31, 2017.
Other revenue was $38 million for the year ended December 31, 2018, compared to $45 million for the year ended December 31, 2017. The decrease for the year ended December 31, 2018, was primarily driven by gains of $20 million from the sale of equity investments during 2017 as compared to $6 million of net realized and unrealized losses on equity investments for the year ended December 31, 2018, following the adoption of ASU 2016-01 on January 1, 2018, which requires that equity investments be measured at fair value with changes in fair value recognized in net income. The decrease was partially offset by an increase in syndication and other fee income of $20 million due to strong new loan origination volume and overall growth in the portfolio.
The provision for loan losses decreased $10 million for the year ended December 31, 2018, compared to 2017. The decrease for the year ended December 31, 2018, was primarily due to improved overall credit performance in the portfolio as well as a $6 million recovery of a previously charged-off loan in the second quarter of 2018. This was partially offset by higher specific reserves for individually impaired loans.
Total noninterest expense was $86 million for the year ended December 31, 2018, compared to $76 million for the year ended December 31, 2017. The increase was primarily due to higher compensation and benefits expense and other noninterest costs associated with growth in the business.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

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

December 31, ($ in millions)	2018	2017
Loans held-for-sale, net	$47	$77
Finance receivables and loans	$4,636	$3,910
Unfunded lending commitments (a)	$2,141	$1,813
Total serviced loans	$5,501	$3,893

(a)
Includes unused revolving credit line commitments for loans held-for-sale and finance receivables and loans, signed commitment letters, and standby letter of credit facilities, which are issued on behalf of clients and may contingently require us to make payments to a third-party beneficiary in the event of a draw by the beneficiary thereunder. As many of these commitments are subject to borrowing base agreements and other restrictive covenants or may expire without being fully drawn, the stated amounts of these letters of credit are not necessarily indicative of future cash requirements.

The following table presents the percentage of total finance receivables and loans of our Corporate Finance operations by industry concentration. The finance receivables and loans are reported at gross carrying value.

December 31,	2018	2017
Industry
Services	25.6%	31.0%
Health services	24.5	15.6
Automotive and transportation	12.3	10.3
Wholesale	7.5	8.7
Machinery, equipment, and electronics	6.0	7.9
Food and beverages	5.0	4.1
Chemicals and metals	4.9	5.0
Other manufactured products	4.7	7.1
Paper, printing, and publishing	2.8	3.0
Construction	2.2	1.9
Other	4.5	5.4
Total finance receivables and loans	100.0%	100.0%

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

Year ended December 31, ($ in millions)	2018	2017	2016	Favorable/(unfavorable) 2018–2017 % change	Favorable/(unfavorable) 2017–2016 % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$83	$68	$66	22	3
Interest on loans held-for-sale	2	—	—	n/m	—
Interest and dividends on investment securities and other earning assets	677	497	319	36	56
Interest on cash and cash equivalents	62	30	5	107	n/m
Other, net	(9)	(7)	(12)	(29)	42
Total financing revenue and other interest income	815	588	378	39	56
Interest expense
Original issue discount amortization (b)	101	90	78	(12)	(15)
Other interest expense (c)	530	348	337	(52)	(3)
Total interest expense	631	438	415	(44)	(6)
Net financing revenue and other interest income	184	150	(37)	23	n/m
Other revenue
Loss on mortgage and automotive loans, net	(2)	(11)	(6)	82	(83)
Other gain on investments, net	8	24	101	(67)	(76)
Other income, net of losses	113	68	67	66	1
Total other revenue	119	81	162	47	(50)
Total net revenue	303	231	125	31	85
Provision for loan losses	(15)	(16)	(13)	(6)	23
Total noninterest expense (d)	333	262	199	(27)	(32)
Loss from continuing operations before income tax expense	$(15)	$(15)	$(61)	—	75
Total assets	$33,950	$29,908	$28,719	14	4
n/m = not meaningful

(a)	Primarily related to financing revenue from our legacy mortgage portfolio and impacts related to hedging activities associated with our consumer automotive loan portfolio.

(b)	Amortization is included as interest on long-term debt in the Consolidated Statement of Income.

(c)	Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.

(d)
Includes reductions of $854 million, $804 million, and $770 million for the years ended December 31, 2018, 2017, and 2016, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

The following table presents the scheduled remaining amortization of the original issue discount at December 31, 2018.

Year ended December 31, ($ in millions)	2019	2020	2021	2022	2023	2024 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$1,094	$1,053	$1,008	$959	$903	$—
Total amortization (b)	41	41	45	49	56	903	$1,135

(a)	The maximum annual scheduled amortization for any individual year is $147 million in 2030.

(b)	The amortization is included as interest on long-term debt in the Consolidated Statement of Income.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

2018 Compared to 2017
Corporate and Other incurred a loss from continuing operations before income tax expense of $15 million for the year ended December 31, 2018, compared to a loss of $15 million for the year ended December 31, 2017. Higher investment security income and interest on cash and cash equivalents were offset by funding costs and higher noninterest expenses to support business growth.
Financing revenue and other interest income was $815 million for the year ended December 31, 2018, compared to $588 million for the year ended December 31, 2017. The increase was primarily driven by higher interest and dividends from investment securities and other earning assets, primarily as a result of higher yields and growth in the size of the investment portfolio. Results for the year ended December 31, 2018, were also favorably impacted by increases in interest on cash and cash equivalents, as a result of higher yields.
Total interest expense was $631 million for the year ended December 31, 2018, compared to $438 million for the year ended December 31, 2017. The increase was primarily driven by increased interest on deposits resulting from higher market rates and deposit growth as well as increased LIBOR rates on secured borrowings. The increase was partially offset by a decrease in higher-cost unsecured borrowings as $3.6 billion in unsecured maturities during 2018 were replaced with lower cost funding.
Total other revenue was $119 million for the year ended December 31, 2018, compared to $81 million for the year ended December 31, 2017. The increase was primarily due to higher income on certain equity-method investments and lower losses on the retirement of debt. Results for the year ended December 31, 2018, were also favorably impacted by a lower loss on mortgage and automotive loans, net, driven by the sales of automotive loans in both periods and the corresponding impact to the Corporate and Other segment as a result of our FTP methodology. The increase was partially offset by lower net gains on investments, primarily as a result of higher sales of investment securities in 2017 that did not recur in the current period.
Noninterest expense was $333 million for the year ended December 31, 2018, compared to $262 million for the year ended December 31, 2017. The increase was primarily due to higher compensation and benefit costs and other operating expenses associated with the continued growth and investment in our business, including digital and technological capabilities, as well as higher marketing costs.
Total assets were $34.0 billion as of December 31, 2018, compared to $29.9 billion as of December 31, 2017. The increase was primarily the result of growth in our available-for-sale and held-to-maturity securities portfolios and higher interest-bearing cash and cash equivalents. The increase was partially offset by the continued runoff of our legacy mortgage portfolio. At December 31, 2018, the gross carrying value of the legacy mortgage portfolio was $1.5 billion, compared to $2.1 billion at December 31, 2017.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

December 31, ($ in millions)	2018	2017
Cash
Noninterest-bearing cash	$535	$523
Interest-bearing cash	3,083	2,425
Total cash	3,618	2,948
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,391	1,397
U.S. States and political subdivisions	111	81
Agency mortgage-backed residential	16,380	13,678
Mortgage-backed residential	2,551	2,320
Mortgage-backed commercial	717	519
Asset-backed	723	936
Total available-for-sale securities	21,873	18,931
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	2,264	1,829
Asset-backed retained notes	43	36
Total held-to-maturity securities	2,307	1,865
Total cash and securities	$27,798	$23,744
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

	4th quarter 2018	3rd quarter 2018	2nd quarter 2018	1st quarter 2018	4th quarter 2017
Trading days (a)	62.0	62.5	64.0	61.0	62.5
Average customer trades per day (in thousands)	19.6	19.1	18.0	21.8	16.8
Funded accounts (b) (in thousands)	302	287	271	259	245
Total net customer assets ($ in millions)	$5,804	$6,608	$5,990	$5,473	$5,354
Total customer cash balances ($ in millions)	$1,159	$1,178	$1,166	$1,111	$1,144

(a)	Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.

(b)	Represents open and funded brokerage accounts.
Total funded accounts increased 5% from the prior quarter and 23% from the prior year as a result of a continued focus on marketing campaigns. Average customer trades per day increased slightly during the fourth quarter of 2018 to approximately 19,600. Additionally, net customer assets decreased in the fourth quarter of 2018 primarily as a result of depreciation in equity markets.

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

•
Market risk — The risk of loss arising from changes in the value of our assets or liabilities (including derivatives) caused by movements in market variables such as interest rates, credit spreads, foreign-exchange rates, and equity and commodity prices. Market risk includes interest rate risk, investment risk, and lease residual risk.

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
Ally Financial Inc. • Form 10-K

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
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating lease activities.

December 31, ($ in millions)	2018	2017
Finance receivables and loans
Automotive Finance	$108,463	$105,129
Mortgage Finance	15,155	11,657
Corporate Finance	4,636	3,910
Corporate and Other (a)	1,672	2,197
Total finance receivables and loans	129,926	122,893
Loans held-for-sale
Automotive Finance	210	—
Mortgage Finance (b)	8	13
Corporate Finance	47	77
Corporate and Other	49	18
Total loans held-for-sale	314	108
Total on-balance sheet loans	130,240	123,001
Off-balance sheet securitized loans
Automotive Finance (c)	1,235	1,964
Whole-loan sales
Automotive Finance (c)	634	1,399
Total off-balance sheet loans	1,869	3,363
Operating lease assets
Automotive Finance	8,417	8,741
Total loan and operating lease exposure	$140,526	$135,105

(a)	Includes $1.5 billion and $2.1 billion of consumer mortgage loans in our legacy mortgage portfolio at December 31, 2018, and December 31, 2017, respectively.

(b)	Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.

(c)	Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.
The risks inherent in our loan and operating lease exposures are largely driven by changes in the overall economy, used vehicle and housing price levels, unemployment levels, and their impact on our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain the majority of our consumer automotive loans as they complement our core business model, but we do sell loans from time to time on an opportunistic basis. We ultimately manage the associated risks based on the underlying economics of the exposure. Our operating lease residual risk, which may be more volatile than credit risk in stressed macroeconomic scenarios, has declined over the past several years as we have experienced growth in our consumer automotive loan portfolio and a significant reduction in operating lease assets since 2014. While all operating leases are exposed to potential reductions in used vehicle values, only loans where we take possession of the vehicle are affected by potential reductions in used vehicle values.

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

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

•
Operating lease assets — The net book value of the automotive assets we lease includes the expected residual values upon remarketing the vehicles at the end of the lease and is reported net of accumulated depreciation. We are exposed to fluctuations in the expected residual value upon remarketing the vehicle at the end of the lease, and as such at contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. Periodically, we revise the projected value of the leased vehicle at termination based on current market conditions and adjust depreciation expense appropriately over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense. The balance sheet reflects both the operating lease asset as well as any associated rent receivables. The operating lease rent receivable is accrued when collection is reasonably assured and presented as a component of other assets. The operating lease asset is reviewed for impairment in accordance with applicable accounting standards.

Refer to the section titled Critical Accounting Estimates within this MD&A and Note 1 to the Consolidated Financial Statements for further information.
Credit Risk
Credit risk is defined as the risk of loss arising from an obligor not meeting its contractual obligations to us. Credit risk includes consumer credit risk, commercial credit risk, and counterparty credit risk.
Credit risk is a major source of potential economic loss to us. Credit risk is monitored by the risk committees, executive leadership team, and our associates. Together, they oversee credit decisioning, account servicing activities, and credit-risk-management processes and manage credit risk exposures within our risk appetite. In addition, our Loan Review Group provides an independent assessment of the quality of our credit portfolios and credit-risk-management practices, and directly reports its findings to the RC on a regular basis.
To mitigate risk, we have implemented specific policies and practices across business lines, utilizing both qualitative and quantitative analyses. This reflects our commitment to maintaining an independent and ongoing assessment of credit risk and credit quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan and operating lease portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, segments of the portfolios that are potential problem areas, loans and operating leases with potential credit weaknesses, and the assessment of the adequacy of internal credit risk policies and procedures. Our consumer and commercial loan and operating lease portfolios are subject to regular stress tests that are based on plausible, but unexpected, economic scenarios to assess how the portfolios may perform in a severe economic downturn. In addition, we establish and maintain underwriting policies and limits across our portfolios and higher risk segments (e.g., nonprime) based on our risk appetite.
Another important aspect to managing credit risk involves the need to carefully monitor and manage the performance and pricing of our loan products with the aim of generating appropriate risk-adjusted returns. When considering pricing, various granular risk-based factors are considered such as expected loss rates, loss volatility, anticipated operating costs, and targeted returns on equity. We carefully monitor credit losses and trends in credit losses in conjunction with pricing at contract inception and continue to closely monitor our loan performance and profitability performance in light of forecasted economic conditions, and manage credit risk and expectations of losses in the portfolio.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Additionally, we utilize numerous collection strategies to mitigate loss and provide ongoing support to customers in financial distress. For consumer automotive loans, we work with customers when they become delinquent on their monthly payment. In lieu of repossessing their vehicle, we may offer several types of assistance to aid our customers based on their willingness and ability to repay their loan. Loss mitigation may include payment extensions and rewrites of the loan terms. For mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates.
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. During 2018, the U.S. economy continued to modestly expand, and consumer confidence remained strong. The labor market remained healthy during the year, with the unemployment rate down year over year to 3.9% as of December 31, 2018. Within the U.S. automotive market, new light vehicle sales have moderated from historic highs, and remain stable year over year at 17.2 million for the year ended December 31, 2018. We expect to experience modest downward pressure on used vehicle values during 2019.
Consumer Credit Portfolio
Our consumer loan portfolio primarily consists of automotive loans, first-lien mortgages, and home equity loans. Loan losses in our consumer loan portfolio are influenced by general business and economic conditions including unemployment rates, bankruptcy filings, and home and used vehicle prices. Additionally, our consumer credit exposure is significantly concentrated in automotive lending.
Credit risk management for the consumer loan portfolio begins with the initial underwriting and continues throughout a borrower’s credit life cycle. We manage consumer credit risk through our loan origination and underwriting policies and the credit approval process. We use proprietary credit-scoring models to differentiate the expected default rates of credit applicants enabling us to better evaluate credit applications for approval and to tailor the pricing and financing structure according to this assessment of credit risk. We continuously monitor and routinely update the inputs of the credit scoring models. These and other actions mitigate but do not eliminate credit risk. Ineffective evaluations of a borrower’s creditworthiness, fraud, or changes in the applicant’s financial condition after approval could negatively affect the quality of our portfolio, resulting in loan losses.
Our servicing activities are another key factor in managing consumer credit risk. Servicing activities consist largely of collecting and processing customer payments, responding to customer concerns and inquiries, processing customer requests (including those for payoff quotes, total-loss handling, and payment modifications), maintaining a perfected security interest in the financed vehicle, engaging in collections activity, and disposing of off-lease and repossessed vehicles. Servicing activities are generally consistent across our Automotive Finance operations; however, certain practices may be influenced by state laws.
During the year ended December 31, 2018, the credit performance of the consumer loan portfolio reflected both our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including used, nonsubvented new, higher LTV, extended term, Growth channel, and nonprime finance receivables and loans, as well as high-quality jumbo and LMI mortgage loans that are acquired through bulk loan purchases and direct-to-consumer mortgage originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 11.7% of our total consumer automotive loans at December 31, 2018, compared to approximately 12.9% at December 31, 2017. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes consumer finance receivables and loans recorded at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2018	2017	2018	2017	2018	2017
Consumer automotive (c) (d)	$70,539	$68,071	$664	$603	$—	$—
Consumer mortgage
Mortgage Finance	15,155	11,657	9	25	—	—
Mortgage — Legacy	1,546	2,093	70	92	—	—
Total consumer finance receivables and loans	$87,240	$81,821	$743	$720	$—	$—

(a)	Includes nonaccrual TDR loans of $257 million and $219 million at December 31, 2018, and December 31, 2017, respectively.

(b)
Loans are generally placed on nonaccrual status when principal or interest has been delinquent for 90 days or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements for a description of our accounting policies for finance receivables and loans.

(c)	Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 21 to the Consolidated Financial Statements for additional information.

(d)
Includes outstanding CSG loans of $7.9 billion and $7.3 billion at December 31, 2018, and December 31, 2017, respectively, and RV loans of $1.7 billion and $1.8 billion at December 31, 2018, and December 31, 2017, respectively.

Total consumer finance receivables and loans increased $5.4 billion at December 31, 2018, compared with December 31, 2017, reflecting an increase of $3.0 billion of consumer mortgage finance receivables and loans and an increase of $2.5 billion of consumer automotive finance receivables and loans. The increase in consumer mortgage finance receivables and loans was primarily due to the execution of bulk loan purchases totaling $4.4 billion during the year ended December 31, 2018, partially offset by legacy mortgage portfolio runoff. The increase in consumer automotive finance receivables and loans was primarily related to continued momentum in our Growth channel.
Total consumer nonperforming finance receivables and loans at December 31, 2018, increased $23 million to $743 million from December 31, 2017, reflecting an increase of $61 million of consumer automotive finance receivables and loans and a decrease of $38 million of consumer mortgage nonperforming finance receivables and loans. The increase in nonperforming consumer automotive finance receivables and loans was primarily due to the continued gradual shift in the composition of the overall portfolio as a result of our diversification strategy, as well as portfolio growth. This increase was partially offset by the decrease in nonperforming consumer mortgage finance receivables and loans primarily due to favorable macroeconomic conditions. Refer to Note 9 to the Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.9% at both December 31, 2018, and December 31, 2017.

Total consumer TDRs outstanding at December 31, 2018, increased $65 million since December 31, 2017, to $726 million. The increase was primarily driven by growth in and performance of our consumer automotive loan portfolio which continues to gradually shift in composition as a result of our diversification strategy, as well as the proactive utilization of certain workout strategies to optimize servicing efforts. Refer to Note 9 to the Consolidated Financial Statements for additional information.
Consumer automotive loans accruing and past due 30 days or more increased $164 million compared to December 31, 2017, to $2.5 billion at December 31, 2018, driven by growth in the overall size of the consumer automotive loan portfolio as well as slightly higher delinquency rates associated with a measured increase in the mix of used vehicle financings as part of our continued diversification strategy. Used vehicle loans within our portfolio generally have higher delinquency rates and higher loss frequency, but lower loss severity relative to new vehicle loans due to lower original loan balances and slower collateral depreciation.
The following table includes consumer net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Net charge-offs		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2018	2017	2018	2017
Consumer automotive	$927	$986	1.3%	1.5%
Consumer mortgage
Mortgage Finance	3	1	—	—
Mortgage — Legacy	7	5	0.4	0.2
Total consumer finance receivables and loans	$937	$992	1.1	1.3

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer finance receivables and loans were $937 million for the year ended December 31, 2018, compared to $992 million for the year ended December 31, 2017. The decrease in net charge-offs for the year ended December 31, 2018, were primarily driven by our consumer automotive loan portfolio where we experienced strong overall credit performance driven by

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

favorable macroeconomic trends including low unemployment, as well as continued disciplined underwriting and higher recoveries on charge-offs driven by improved used vehicle values.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

Year ended December 31, ($ in millions)	2018	2017
Consumer automotive	$31,321	$30,448
Consumer mortgage (a)	703	284
Total consumer loan originations	$32,024	$30,732

(a)
Excludes bulk loan purchases associated with our Mortgage Finance operations and includes $302 million of loans originated as held-for-sale for the year ended December 31, 2018, and $136 million for the year ended December 31, 2017.

Total consumer loan originations increased $1.3 billion for the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase in consumer loan originations for the year ended December 31, 2018, was primarily due to higher consumer automotive loan volume in the Growth channel, with our continued focus on obtaining appropriate risk-adjusted returns.
The following table shows the percentage of total consumer finance receivables and loans recorded at gross carrying value by state concentration. Total consumer automotive loans were $70.5 billion and $68.1 billion at December 31, 2018, and December 31, 2017, respectively. Total mortgage and home equity loans were $16.7 billion and $13.8 billion at December 31, 2018, and December 31, 2017, respectively.

	2018 (a)		2017
December 31,	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.4%	36.9%	8.2%	34.6%
Texas	12.8	6.2	13.2	6.5
Florida	8.8	4.7	8.5	4.8
Pennsylvania	4.5	1.4	4.6	1.5
Illinois	4.1	3.0	4.2	3.2
Georgia	4.1	2.8	4.2	2.5
North Carolina	3.9	1.7	3.7	1.8
New York	3.1	2.4	3.0	2.2
Ohio	3.5	0.4	3.4	0.5
New Jersey	2.7	2.1	2.6	2.1
Other United States	44.1	38.4	44.4	40.3
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2018.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 25.4% and 24.7% of our total outstanding consumer finance receivables and loans at December 31, 2018, and December 31, 2017, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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
Repossessed consumer automotive loan assets in our Automotive Finance operations decreased $4 million from December 31, 2017, to $136 million at December 31, 2018. Foreclosed mortgage assets increased $1 million from December 31, 2017, to $11 million at December 31, 2018.
Commercial Credit Portfolio
Our commercial portfolio consists primarily of automotive loans through the extension of wholesale floorplan financing, automotive dealer term real estate loans, and automotive fleet financing, as well as other commercial loans including our Corporate Finance lending portfolio. Wholesale floorplan loans are secured by the vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral (e.g., blanket lien over all dealership assets) or other credit enhancements

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

(e.g., personal guarantees from dealership owners) are typically obtained to further mitigate credit risk. Furthermore, in most cases, we benefit from automotive manufacturer repurchase arrangements, which may serve as an additional layer of protection in the event of repossession of new-vehicle dealership inventory or dealership franchise termination.
Within our commercial portfolio, we utilize a proprietary risk rating model that is fundamental to managing credit risk exposure consistently across various types of commercial borrowers and captures critical risk factors for each borrower. The ratings are used for many areas of credit risk management, including loan origination, portfolio risk monitoring, management reporting, and loan loss reserves analyses. Therefore, the rating system is critical to an effective and consistent credit-risk-management framework.
During the year ended December 31, 2018, the credit performance of the commercial portfolio remained strong. While nonperforming finance receivables and loans increased as a result of several specific exposures, our net charge-offs remained low at $8 million and $18 million for the years ended December 31, 2018, and 2017, respectively. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.
The following table includes total commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2018	2017	2018	2017	2018	2017
Commercial and industrial
Automotive	$33,672	$33,025	$203	$27	$—	$—
Other (c)	4,205	3,887	142	44	—	—
Commercial real estate	4,809	4,160	4	1	—	—
Total commercial finance receivables and loans	$42,686	$41,072	$349	$72	$—	$—

(a)	Includes nonaccrual TDR loans of $86 million and $51 million at December 31, 2018, and December 31, 2017, respectively.

(b)
Loans are generally placed on nonaccrual status when principal or interest has been delinquent for 90 days or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements for a description of our accounting policies for finance receivables and loans.

(c)	Other commercial primarily includes senior secured commercial lending largely associated with our Corporate Finance operations.
Total commercial finance receivables and loans outstanding increased $1.6 billion from December 31, 2017, to $42.7 billion at December 31, 2018. The increase was primarily driven by higher dealer inventory levels and growth in automotive real estate term loans, as well as in our Corporate Finance portfolio in line with our business strategy.
Total commercial nonperforming finance receivables and loans were $349 million at December 31, 2018, reflecting an increase of $277 million when compared to December 31, 2017. The increase was primarily due to the default of one larger dealer group that resulted in $153 million of additional nonperforming loans, as well as the downgrade of five accounts within our Corporate Finance portfolio. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans increased to 0.8% at December 31, 2018, compared to 0.2% at December 31, 2017. Despite the increase in nonperforming commercial loans, we expect our collateral positions to meaningfully mitigate the risk of loss on these loans. Our commercial loan portfolio includes multiple forms of loan collateral. Wholesale floorplan loans are secured by vehicles financed, and additional collateral or other credit enhancements are typically obtained to further mitigate credit risk. Automotive dealer term and revolving loans are generally secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Our corporate finance lending portfolio is generally composed of first-lien, first-out loans that are typically secured by all assets of the borrowers.
Total commercial TDRs outstanding at December 31, 2018, increased $35 million since December 31, 2017, to $86 million. The increase was primarily driven by the addition of two accounts in our Corporate Finance portfolio. Refer to Note 9 to the Consolidated Financial Statements for additional information.
The following table includes total commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Net charge-offs		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2018	2017	2018	2017
Commercial and industrial
Automotive	$5	$2	—%	—%
Other	3	16	0.1	0.5
Total commercial finance receivables and loans	$8	$18	—	—

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total commercial finance receivables and loans were $8 million for the year ended December 31, 2018, compared to $18 million for the year ended December 31, 2017. The decrease in net charge-offs for the year ended December 31, 2018, was

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

primarily driven by our Corporate Finance portfolio, which incurred lower partial charge-offs on restructured loans and recognized a recovery from a previously charged-off loan.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $4.8 billion and $4.2 billion at December 31, 2018, and December 31, 2017, respectively.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration. These finance receivables and loans are reported at gross carrying value.

December 31,	2018	2017
Texas	15.5%	15.7%
Florida	11.6	10.3
California	8.3	8.2
Michigan	6.8	7.7
New York	4.8	2.1
Georgia	4.0	4.6
North Carolina	3.6	3.6
South Carolina	3.4	3.5
New Jersey	3.1	3.6
Utah	2.6	1.6
Other United States	36.3	39.1
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures increased $895 million from December 31, 2017, to $4.0 billion at December 31, 2018. The increase was primarily due to the reclassification of certain accounts to special mention and substandard within the commercial automotive portfolio.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration. These finance receivables and loans within our automotive and Corporate Finance portfolios are reported at gross carrying value.

December 31,	2018	2017
Industry
Automotive	80.6%	76.3%
Services	5.0	6.7
Health/Medical	3.7	4.9
Other	10.7	12.1
Total commercial criticized finance receivables and loans	100.0%	100.0%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Selected Loan Maturity and Sensitivity Data
The table below shows the maturity of the commercial finance receivables and loans portfolio and the distribution between fixed and floating interest rates based on the stated terms of the commercial loan agreements. This portfolio is reported at gross carrying value.

December 31, 2018 ($ in millions)	Within 1 year (a)	1–5 years	After 5 years	Total (b)
Commercial and industrial	$32,658	$3,855	$1,364	$37,877
Commercial real estate	138	2,067	2,604	4,809
Total commercial finance receivables and loans	$32,796	$5,922	$3,968	$42,686
Loans at fixed interest rates		$1,424	$2,708
Loans at variable interest rates		4,498	1,260
Total commercial finance receivables and loans		$5,922	$3,968

(a)	Includes loans (e.g., floorplan) with revolving terms.

(b)	Loan maturities are based on the remaining maturities under contractual terms.
Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Year ended December 31, 2018 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2018	$1,066	$79	$1,145	$131	$1,276
Charge-offs (a)	(1,383)	(35)	(1,418)	(15)	(1,433)
Recoveries	456	25	481	7	488
Net charge-offs	(927)	(10)	(937)	(8)	(945)
Provision for loan losses	911	(15)	896	22	918
Other (b)	(2)	(1)	(3)	(4)	(7)
Allowance at December 31, 2018	$1,048	$53	$1,101	$141	$1,242
Allowance for loan losses to finance receivables and loans outstanding at December 31, 2018 (c)	1.5%	0.3%	1.3%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the year ended December 31, 2018	1.3%	0.1%	1.1%	—%	0.8%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2018 (c)	157.8%	67.3%	148.2%	40.5%	113.8%
Ratio of allowance for loan losses to net charge-offs at December 31, 2018	1.1	5.3	1.2	16.7	1.3

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
The allowance for consumer loan losses at December 31, 2018, declined $44 million compared to December 31, 2017, reflecting a decrease of $18 million in the consumer automotive allowance and a decrease of $26 million in the consumer mortgage allowance. The reduction in our consumer automotive allowance resulted from overall improved credit performance, as well as higher reserves we maintained in the prior year as a result of the hurricanes experienced in the third quarter of 2017, partially offset by growth in the portfolio. The decrease in the consumer mortgage allowance was primarily driven by run-off in our legacy mortgage portfolio and lower hurricane-related reserves, partially offset by growth in our Mortgage Finance portfolio.
The allowance for commercial loan losses increased $10 million at December 31, 2018, compared to December 31, 2017. The increase was primarily driven by higher reserves for individually impaired loans in our Corporate Finance portfolio.
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2018			2017
December 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$1,048	1.5%	84.3%	$1,066	1.6%	83.5%
Consumer mortgage
Mortgage Finance	16	0.1	1.3	19	0.2	1.5
Mortgage — Legacy	37	2.4	3.0	60	2.9	4.7
Total consumer mortgage	53	0.3	4.3	79	0.6	6.2
Total consumer loans	1,101	1.3	88.6	1,145	1.4	89.7
Commercial
Commercial and industrial
Automotive	36	0.1	2.9	37	0.1	2.9
Other	77	1.8	6.2	68	1.7	5.4
Commercial real estate	28	0.6	2.3	26	0.6	2.0
Total commercial loans	141	0.3	11.4	131	0.3	10.3
Total allowance for loan losses	$1,242	1.0	100.0%	$1,276	1.0	100.0%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

Year ended December 31, ($ in millions)	2018	2017	2016
Consumer
Consumer automotive	$911	$1,127	$919
Consumer mortgage
Mortgage Finance	1	8	(4)
Mortgage — Legacy	(16)	(15)	(12)
Total consumer mortgage	(15)	(7)	(16)
Total consumer loans	896	1,120	903
Commercial
Commercial and industrial
Automotive	8	6	4
Other	12	21	9
Commercial real estate	2	1	1
Total commercial loans	22	28	14
Total provision for loan losses	$918	$1,148	$917
The provision for consumer loan losses decreased $224 million for the year ended December 31, 2018, compared to 2017. The decrease during the year ended December 31, 2018, was primarily driven by our consumer automotive loan portfolio where we experienced strong overall credit performance driven by favorable macroeconomic trends including low unemployment, as well as continued disciplined underwriting and higher recoveries on charge-offs driven by improved used vehicle values. Additionally, results were impacted by $53 million of additional reserves associated with the estimated impacts of the hurricanes experienced during the third quarter of 2017.
The provision for commercial loan losses decreased $6 million for the year ended December 31, 2018, compared to the year ended December 31, 2017. The decrease in provision for commercial loan losses for the year ended December 31, 2018, was primarily due to improved overall credit performance in the portfolio as well as a $6 million recovery of a previously charged-off loan in the second quarter of 2018. This decrease was partially offset by higher specific reserves for individually impaired loans.
Insurance/Underwriting Risk
The underwriting of our VSCs, VMCs, GAP, and insurance policies includes an assessment of the risk to determine acceptability and categorization for appropriate pricing. The acceptability of a particular risk is based on expected losses, expenses and other factors specific to the product in question. With respect to VSCs, considerations include the quality of the vehicles produced, the price of replacement parts, repair labor rates, and new model introductions. Insurance risk also includes event risk, which is synonymous with pure risk, hazard risk, or insurance risk, and presents no chance of gain, only of loss.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
The composition of our balance sheet, including shorter-duration consumer automotive loans and variable-rate commercial loans, coupled with the continued funding shift toward retail deposits, partially mitigates market risk. Additionally, we maintain risk-management control systems to measure and monitor market risk using a variety of analytical techniques including market value, sensitivity analysis, and value at risk models. Refer to Note 21 to the Consolidated Financial Statements for further information.
Fair Value Sensitivity Analysis
The following table and subsequent discussion presents a fair value sensitivity analysis of our assets and liabilities using isolated hypothetical movements in specific market rates. The analysis assumes adverse instantaneous, parallel shifts in market-exchange rates, interest rate yield curves, and equity prices. Additionally, since only adverse fair value impacts are included, the natural offset between asset and liability rate sensitivities that arise within a diversified balance sheet, such as ours, may not be considered.

December 31, ($ in millions)	2018	2017
Financial instruments exposed to changes in:
Interest rates
Estimated fair value	(a)	(a)
Effect of 10% adverse change in rates	(a)	(a)
Foreign-currency exchange rates
Estimated fair value	$392	$359
Effect of 10% adverse change in rates	(18)	(22)
Equity prices
Estimated fair value	$810	$577
Effect of 10% decrease in prices	(81)	(58)

(a)	Refer to the section below titled Net Financing Revenue Sensitivity Analysis for information on the interest rate sensitivity of our financial instruments.
Net Financing Revenue Sensitivity Analysis
Interest rate risk represents our most significant exposure to market risk. We actively monitor the level of exposure so that movements in interest rates do not adversely affect future earnings. We use net financing revenue sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our financial instruments.
We prepare our forward-looking baseline forecasts of net financing revenue taking into consideration anticipated future business growth, asset/liability positioning, and interest rates based on the implied forward curve. The analysis is highly dependent upon a variety of assumptions including the repricing characteristics of retail deposits with both contractual and non-contractual maturities. Based on current market conditions, actual beta on our total retail deposits portfolio has been approximately 35% relative to the increase in the federal funds rate since the third quarter of 2015. We continually monitor industry and competitive repricing activity along with other market factors when contemplating deposit pricing actions.
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
The net financing revenue sensitivity tests measure the potential change in our pretax net financing revenue over the following twelve months. A number of alternative rate scenarios are tested, including immediate and gradual parallel shocks to the implied market forward curve. Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next twelve months would decrease by $10 million if interest rates remain unchanged.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the pretax dollar impact to forecasted net financing revenue over the next twelve months assuming 100 basis point and 200 basis point instantaneous parallel and gradual parallel shock increases, and assuming 100 basis point instantaneous parallel and gradual parallel shock decreases to the implied market forward curve as of December 31, 2018, and December 31, 2017.

	2018		2017
December 31, ($ in millions)	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates
-100 basis points	$(20)	$(34)	$(22)	$15
+100 basis points	51	10	(18)	(106)
+200 basis points	81	(10)	(68)	(294)

(a)	Gradual changes in interest rates are recognized over twelve months.
The implied forward rate curve was higher and flatter compared to December 31, 2017, as short-end rates have increased more than long-end rates. The impact of this change is reflected in our baseline net financing revenue projections. We have reduced our liability-sensitive position as of December 31, 2018, in the upward interest rate shock scenarios. Exposure in the +100 and +200 instantaneous shock scenarios has decreased as of December 31, 2018, primarily due to the hedge program we initiated in the first quarter of 2018 of pay-fixed interest rate swaps on certain automotive assets that allows us to reduce our sensitivity to a rise in short-term interest rates beyond the implied forward curve. This was partially offset by the impact of higher interest rates on deposits as a result of our assumption that deposit pass-through levels increase with higher interest rates.
The exposure in the downward instantaneous interest rate shock scenario has increased as of December 31, 2018, primarily due to changes to our derivative hedging position as noted above, partially offset by the benefit of deposits in a lower rate environment.
Our risk position is influenced by the net impact of derivative hedging which includes interest rate swaps designated as fair value hedges of certain fixed-rate assets and fixed-rate debt instruments, and pay-fixed interest rate swaps designated as cash flow hedges of certain floating-rate debt instruments. The size, maturity, and mix of our hedging activities are adjusted as our balance sheet, ALM objectives, and interest rate environment evolve over time.
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. However, certain automotive manufacturers have provided their guarantee for portions of our residual exposure for lease programs with them. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates — Valuation of Automotive Operating Lease Assets and Residuals within this MD&A.

•
Priced residual value projections — At contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and unanticipated shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. Periodically, we revise the projected value of the leased vehicle at termination based on current market conditions and adjust depreciation expense if necessary over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense.

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

•	Manufacturer vehicle and marketing programs — Automotive manufacturers influence operating lease residual results in the following ways:

◦	The brand image of automotive manufacturers and consumer demand for their products affect residual risk.

◦
Automotive manufacturer marketing programs may influence the used vehicle market for those vehicles through programs such as incentives on new vehicles, programs designed to encourage lessees to terminate their operating leases early in conjunction with the acquisition of a new vehicle (referred to as pull-ahead programs), and special rate used vehicle programs.

•
Used vehicle market — We have exposure to changes in used vehicle prices. General economic conditions, used vehicle supply and demand, and new vehicle market prices heavily influence used vehicle prices.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

Year ended December 31,	2018	2017	2016
Off-lease vehicles terminated (in units)	135,365	268,054	307,557
Average gain per vehicle ($ per unit)	$661	$462	$691
Method of vehicle sales
Auction
Internet	52%	56%	55%
Physical	15	13	13
Sale to dealer, lessee, and other	33	31	32
During the year ended December 31, 2018, our operating lease portfolio, net of accumulated depreciation, decreased 4% from $8.7 billion at December 31, 2017, to $8.4 billion at December 31, 2018. The number of off-lease vehicles remarketed during the year ended December 31, 2018, decreased 50% compared to 2017. The decrease in net operating lease assets and remarketing volume was primarily due to the wind down of our legacy GM operating lease portfolio. The residual risk associated with our operating lease portfolio has declined during this run-off period. We expect future termination volume to be more consistent with trends experienced during the year ended December 31, 2018.
We recognized an average gain per vehicle of $661 for the year ended December 31, 2018, compared to $462 for the year ended December 31, 2017. The increase in average gain per vehicle for the year ended December 31, 2018, compared to 2017, was primarily due to an increase in the mix of trucks and a decrease in the mix of cars, which drove more favorable remarketing results. For more information on our investment in operating leases, refer to Note 1 and Note 10 to the Consolidated Financial Statements.
Operating Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

December 31,	2018	2017	2016
Sport utility vehicle	57%	55%	52%
Truck	31	27	17
Car	12	18	31
Our overall operating lease residual exposure has declined in recent years largely as a result of the runoff of our legacy GM operating lease portfolio, and as a result our exposure to Chrysler vehicles has grown and now represents approximately 94% of our operating lease units as of December 31, 2018. The following table presents the mix of vehicles by manufacturer, based on volume of units outstanding.

December 31,	2018	2017	2016
Chrysler vehicles	94%	79%	44%
GM vehicles	1	12	51
Other	5	9	5
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
The strategic plan is reviewed and approved annually by the Board, as are the capital plan and financial business plan. With oversight from the Board, executive management seeks to consistently apply core operating principles while executing our strategic plan consistent with the risk appetite approved by the RC. The executive management team continuously monitors business performance throughout the year to assess strategic risk and find early warning signals so that risks can be proactively managed. Executive management regularly reviews actual performance versus the plan, updates the Board via reporting routines and implements changes as deemed appropriate.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
Reputation Risk
Reputation risk is the risk arising from negative public opinion on our business practices, whether true or not, that will cause a decline in the customer base, litigation, or revenue reductions. Reputation risk may result from many of our activities, including those related to the management of our business/strategic, operational, and credit risks. We manage reputation risk through established policies and controls in our businesses and risk-management processes to mitigate reputation risks in a timely manner and through proactive monitoring and identification of potential reputation risk events. We have established processes and procedures to respond to events that give rise to reputation risk, including educating individuals and organizations that influence public opinion, external communication strategies to mitigate the risk, and informing key stakeholders of potential reputation risks. Primary responsibility for the identification, escalation and resolution of reputation risk issues resides with our business lines. Each employee is under an obligation, within the scope of their activities, to analyze and assess any imminent or intended transaction in terms of possible risk factors in order to minimize reputation risks. Further, Ally’s strong “LEAD” culture and distinct “Do it Right” philosophy also strengthen our efforts to mitigate reputational risks by promoting a transparent culture where every associate is expected to act as a risk manager. Our culture is proactive with its core principles embedded at all levels of the organization so that any associate, at any time, can and should call attention to risks that need to be addressed and taken into account. Our organization and governance structures provide oversight of reputation risks, and key risk indicators are reported regularly and directly to management and the RC, which provide primary oversight of reputation risk.
Operational Risk
Operational risk is the risk of loss or harm arising from inadequate or failed processes or systems, human factors, or external events. Operational risk is an inherent risk element in all of our activities. Such risk can manifest in various ways, including errors, business interruptions, and inappropriate behavior of employees, and can potentially result in financial losses and other damage to us. Operational risk includes business disruption risk, fraud risk, human capital risk, legal risk, model risk, process execution and management risk, and supplier (third party) risk.

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

•
Supplier (third party) risk — The risk associated with third-party suppliers and their delivery of products or services and effect on overall business performance. This includes a supplier’s failure to comply with information technology requirements, information and physical security, laws, rules, regulations, and legal agreements.

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
Notwithstanding these risk and control initiatives, we may incur losses attributable to information technology/security risk from time to time, and there can be no assurance these losses will not be incurred in the future or will not be substantial. For further information on security, technology, systems, and infrastructure, refer to the section titled Risk Factors in Part I, Item 1A of this report.
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
We recognize that an effective compliance program, including driving a culture of compliance, plays a key role in managing and overseeing compliance risk, and that a proactive compliance environment and program are essential to help meet various legal, regulatory, or other requirements or expectations. To manage compliance risk, we maintain a system of policies, change-management protocols, control frameworks, and other formal governance structures designed to provide a holistic enterprise approach to managing such risks, which includes consideration of identifying, assessing, monitoring, and communicating compliance risks throughout the Company. Our compliance function provides independent, enterprise-wide oversight of compliance-risk exposures and related risk-management practices and is led by the Chief Compliance Officer who reports to our Chief Executive Officer. The Chief Compliance Officer has the authority and responsibility for the oversight and administration of our Enterprise Compliance Program, which includes ongoing reporting of significant compliance-related matters to the Board and various committees established to govern compliance-related risks. The Compliance Risk Management Committee, established by the Chief Compliance Officer, serves to facilitate compliance risk management and to oversee the implementation of Ally’s compliance risk-management strategies and covers compliance matters across the enterprise including matters impacting customers, products, geographies, and services.
Conduct Risk
Conduct risk includes the risk of customer harm, employee harm, reputational damage, regulatory sanction, or financial loss resulting from the behavior of our employees and contractors toward customers, counterparties, other employees and contractors, or the markets in which we operate.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Liquidity Management, Funding, and Regulatory Capital
Overview
The purpose of liquidity management is to enable us to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under both normal operating conditions as well as periods of economic or financial stress. Our primary objective is to maintain cost-effective, stable and diverse sources of funding capable of sustaining the organization throughout all market cycles. Sources of funding include both retail and brokered deposits and secured and unsecured market-based funding across various maturity, interest rate, and investor profiles. Additional liquidity is available through a pool of unencumbered highly liquid securities, committed secured credit facilities, repurchase agreements, and advances from the FHLB of Pittsburgh.
We define liquidity risk as the risk that an institution’s financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet its financial obligations, and to withstand unforeseen liquidity stress events. Liquidity risk can arise from a variety of institution-specific or market-related events that could have a negative impact on cash flows available to the organization. Effective management of liquidity risk facilitates an organization’s preparedness to meet cash flow obligations caused by unanticipated events. Managing liquidity needs and contingent funding exposures has proven essential to the solvency of financial institutions.
The Asset-Liability Committee (ALCO) is chaired by the Corporate Treasurer and is responsible for overseeing our funding and liquidity strategies. Corporate Treasury is responsible for managing our liquidity positions within limits approved by ALCO and the RC. As part of managing liquidity risk, we prepare periodic forecasts depicting anticipated funding needs and sources of funds with oversight and monitoring by the Liquidity Risk Group within Corporate Treasury. Corporate Treasury executes our funding strategies and manages liquidity under baseline economic projections as well as more severely stressed macroeconomic environments.
Funding Strategy
Liquidity and ongoing profitability are largely dependent on the timely and cost-effective access to retail deposits and funding in different segments of the capital markets. Our funding strategy largely focuses on the development of diversified funding sources across a broad base of depositors, lenders, and investors to meet liquidity needs throughout different market cycles, including periods of financial distress. These funding sources include retail and brokered deposits, committed secured credit facilities, public and private asset-backed securitizations, unsecured debt, FHLB advances, whole-loan sales, demand notes, and repurchase agreements. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source, and results in a more cost-effective funding strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and maturity profiles.
We diversify our overall funding to reduce reliance on any one source of funding and to achieve a well-balanced funding portfolio across a spectrum of risk, maturity, and cost-of-funds characteristics. Optimizing funding at Ally Bank continues to be a key part of our long-term liquidity strategy. We optimize our funding sources at Ally Bank by growing retail deposits, maintaining active public and private securitization programs, managing a prudent maturity profile of our brokered deposit portfolio, utilizing repurchase agreements, and continuing to access funds from the FHLB.
Since becoming a BHC in December 2008, a significant portion of asset originations have been directed to Ally Bank to reduce parent company exposures and funding requirements, and to utilize our growing consumer deposit-taking capabilities. This has allowed us to use bank funding for a wider array of our automotive finance and other assets and to provide a sustainable long-term funding channel for the business, while also improving the cost of funds for the enterprise.
Liquidity Risk Management
Multiple metrics are used to measure the level of liquidity risk, manage the liquidity position, and identify related trends. These metrics include coverage ratios and comprehensive stress tests that measure the sufficiency of the liquidity portfolio over short- and long-term stressed horizons, stability ratios that measure longer-term structural liquidity, and concentration ratios that enable prudent funding diversification. In addition, we have established internal management routines designed to review all aspects of liquidity and funding plans, evaluate the adequacy of liquidity buffers, review stress testing results, and assist management in the execution of its funding strategy and risk-management accountabilities.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

We maintain available liquidity in the form of cash, unencumbered highly liquid securities, and available committed secured credit facility capacity. Our liquidity stress testing is designed to enable an ongoing total liquidity position that would allow us to operate our businesses and to meet our contractual and contingent obligations, including unsecured debt maturities, for at least twelve months, assuming severe market-wide disruptions and enterprise-specific events disrupt normal access to funding. We hold available liquidity at various entities, taking into consideration regulatory restrictions and tax implications that may limit our ability to transfer funds across entities. The following table summarizes our total available liquidity.

December 31, 2018 ($ in millions)
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$12,849
Liquid cash and equivalents	4,227
Committed secured credit facilities
Total capacity	8,600
Outstanding	6,665
Unused capacity (a)	1,935
Total available liquidity	$19,011

(a)
Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

In addition, our Modified Liquidity Coverage Ratio exceeded 100% at December 31, 2018. Refer to Note 20 to the Consolidated Financial Statements and the section titled Regulation and Supervision in Part I, Item 1 of this report for further discussion of our liquidity requirements.
Deposits
Ally Bank, which is a direct bank with no branch network, obtains retail deposits directly from customers through internet, telephone, mobile, and mail channels. These retail deposits provide our Automotive Finance, Mortgage Finance, and Corporate Finance operations with a stable and low-cost funding source. Retail deposit growth is a key driver of optimizing funding costs and reducing reliance on capital markets-based funding. We believe deposits provide a stable, low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through both direct and indirect marketing channels. Current retail deposit offerings consist of a variety of products including CDs, savings accounts, money market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries, including a deposit related to Ally Invest customer cash balances.
The following table shows Ally Bank’s number of accounts and our deposit balances by type as of the end of each quarter since 2017.

	4th quarter 2018	3rd quarter 2018	2nd quarter 2018	1st quarter 2018	4th quarter 2017	3rd quarter 2017	2nd quarter 2017	1st quarter 2017
Number of retail bank accounts (in thousands)	3,238	3,079	2,947	2,864	2,740	2,603	2,474	2,366
Deposits ($ in millions)
Retail	$89,121	$84,629	$81,736	$81,657	$77,925	$74,928	$71,094	$69,971
Brokered (a)	16,914	16,567	16,839	15,661	15,211	15,045	14,937	14,327
Other (b)	143	183	159	128	120	143	152	188
Total deposits	$106,178	$101,379	$98,734	$97,446	$93,256	$90,116	$86,183	$84,486

(a)
Brokered deposit balances include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.1 billion as of December 31, 2018, and $1.2 billion as of the end of each other quarter presented.

(b)	Other deposits include mortgage escrow, dealer, and other deposits.
During 2018, our deposit base grew $12.9 billion. The recent growth in total deposits has been primarily attributable to our retail deposit portfolio—particularly within retail CDs and our online savings product. Strong retention rates and customer acquisition, reflecting the strength of the brand, continue to drive growth in retail deposits. Refer to Note 14 to the Consolidated Financial Statements for a summary of deposit funding by type.
Securitizations and Secured Financings
In addition to building a larger deposit base, secured funding continues to be a significant, reliable and cost-effective source of financing. Securitizations and secured funding transactions, collectively referred to as securitization transactions due to their similarities, allow us to convert our automotive finance receivables and operating leases into cash earlier than what would have occurred in the normal course of business, and we continue to remain active in the well-established securitization markets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

As part of these securitization transactions, we sell assets to various special purpose entities (SPEs) in exchange for the proceeds from the issuance of debt and other beneficial interests in the assets. The SPEs activities are generally limited to acquiring the assets, issuing and making payments on the debt, paying related expenses, and periodically reporting to the investors.
These SPEs are separate legal entities that assume the risks and rewards of ownership of the receivables they hold. The assets of the SPEs are not available to satisfy our claims or those of our creditors. In addition, the SPEs do not invest in our equity or in the equity of any of our affiliates. Our economic exposure related to the SPEs is generally limited to cash reserves, retained interests, and customary representation and warranty provisions.
We typically agree to service the transferred assets in our securitization transactions for a fee, and we may also earn other related fees. The total amount of servicing fees earned is disclosed in Note 5 to the Consolidated Financial Statements. We may also retain a portion of senior and subordinated interests issued by the SPEs. Subordinate interests typically provide credit support to the more highly rated senior interest in a securitization transaction and may be subject to all or a portion of the first loss position related to the sold assets.
Certain of these securitization transactions meet the criteria to be accounted for as off-balance sheet securitization transactions if we do not hold a potentially significant economic interest or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Certain of our securitization transactions do not meet the required criteria to be accounted for as off-balance sheet securitization transactions; therefore, they are accounted for as secured borrowings. For information regarding our securitization activities, refer to Note 1 and Note 11 to the Consolidated Financial Statements.
During 2018, we raised $7.4 billion through the completion of term securitization transactions backed by consumer automotive loans and dealer floorplan automotive assets. Additionally, for consumer automotive loans and operating leases, the term structure of the transaction locks in funding for a specified pool of loans and operating leases, creating an effective tool for managing interest rate and liquidity risk.
We manage securitization execution risk by maintaining a diverse investor base and available committed secured credit facility capacity. We have access to private committed credit facilities provided by banks, the largest of which is a syndicate of five lenders secured by automotive receivables, though the facility can also fund dealer floorplan loans and operating leases. In March 2018, this facility was renewed with $4.0 billion of capacity and the maturity was extended to March 2020. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At December 31, 2018, there was $2.7 billion outstanding under this facility. Our ability to access the unused capacity in the facility depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges.
In addition to our syndicated facility, we maintain various bilateral facilities provided by banks through private transactions, which fund our Automotive Finance operations. The facilities can be revolving in nature—generally having an original tenor ranging from 364 days to two years and allowing for additional funding during the commitment period—or they can be amortizing and not allow for any further funding after the commitment period. At December 31, 2018, all of our $8.6 billion of capacity was revolving. As of December 31, 2018, we had $7.0 billion of capacity from facilities with a remaining tenor greater than 364 days.
We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage and commercial real estate automotive finance receivables and loans. As of December 31, 2018, we had pledged $30.8 billion of assets and investment securities to the FHLB resulting in $23.9 billion in total funding capacity with $21.8 billion of debt outstanding.
At December 31, 2018, $59.5 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings and repurchase agreements. Refer to Note 15 to the Consolidated Financial Statements for further discussion.
Unsecured Financings
We obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $2.5 billion at December 31, 2018. We also have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed-maturity dates and floating-rate notes. There were $347 million of retail term notes outstanding at December 31, 2018. The remainder of our unsecured debt is composed of institutional term debt. Refer to Note 15 to the Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of December 31, 2018, we had $685 million debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day to day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We have assets pledged and restricted as collateral to the FRB totaling $2.4 billion. We had no debt outstanding with the FRB as of December 31, 2018.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Recent Funding Developments
During 2018, we accessed the public and private markets to execute secured funding transactions, unsecured funding transactions, and committed secured credit facility renewals totaling $16.0 billion. Key funding highlights from January 1, 2018, to date were as follows:

•	We closed, renewed, increased, or extended $8.6 billion in committed secured credit facilities during the year ended December 31, 2018.

•
We continued to access the public and private term asset-backed securitization markets raising $7.4 billion during the year ended December 31, 2018. During 2018, we raised $4.8 billion through securitizations backed by consumer automotive loans. We also raised approximately $2.6 billion through public securitizations backed by dealer floorplan automotive assets.

•	In February 2019, we raised approximately $1.0 billion through a public securitization backed by consumer automotive loans.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	On-balance sheet funding		% Share of funding
December 31, ($ in millions)	2018	2017	2018	2017
Deposits	$106,178	$93,256	66	63
Debt
Secured financings	39,657	36,869	25	25
Institutional term debt	11,632	15,099	7	10
Retail debt programs (a)	2,824	3,463	2	2
Total debt (b)	54,113	55,431	34	37
Total on-balance sheet funding	$160,291	$148,687	100	100

(a)	Includes $347 million and $292 million of retail term notes at December 31, 2018, and December 31, 2017, respectively.

(b)	Excludes fair value adjustment as described in Note 21 to the Consolidated Financial Statements.
Refer to Note 15 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at December 31, 2018.
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
Net cash provided by operating activities was $4.2 billion for the year ended December 31, 2018, compared to $4.1 billion for 2017. Activity was largely consistent year over year, as cash flows from our consumer and commercial lending activities offset a decline in our leasing business.
Net cash used in investing activities was $14.5 billion for the year ended December 31, 2018, compared to $8.7 billion for 2017. The increase during the year ended December 31, 2018, was primarily due to a $3.7 billion net increase in cash outflows from purchases, sales, originations and repayments of finance receivables and loans, as new loan originations and purchases outpaced loan sales. The increase was also driven by a $2.1 billion decrease in proceeds from disposals of operating lease assets, net of purchases. This was partially offset by a $527 million decrease in net outflows from purchases of held-to-maturity securities, net of repayments.
Net cash provided by financing activities for the year ended December 31, 2018, was $10.7 billion, compared to net cash provided of $2.0 billion for 2017. The increase in net cash provided by financing activities was primarily attributable to a $10.0 billion decrease in net cash outflows for repayment of long-term debt and an increase of $432 million from cash inflows due to issuance of long-term debt. This was partially offset by a decrease in net cash inflows associated with deposits of $1.3 billion and an increase in net cash outflows related to short-term borrowings of approximately $163 million between the two periods.
Capital Planning and Stress Tests
Pending the adoption of proposals issued by the FRB and other U.S. banking agencies during the fourth quarter of 2018 that would implement the EGRRCP Act, as further described in Note 20 to the Consolidated Financial Statements, Ally is required to conduct semi-annual company-run stress tests, is subject to an annual supervisory stress test conducted by the FRB, and must submit a proposed capital plan to the FRB.
Ally’s proposed capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

capital distribution, and any similar action that the FRB determines could have an impact on Ally’s capital. The proposed capital plan must also include a discussion of how Ally, under expected and stressful conditions, will maintain capital commensurate with its risks and above the minimum regulatory capital ratios, and will serve as a source of strength to Ally Bank. The FRB will either object to Ally’s proposed capital plan, in whole or in part, or provide a notice of non-objection. If the FRB objects to the proposed capital plan, or if certain material events occur after approval of the plan, Ally must submit a revised capital plan within 30 days. Even if the FRB does not object to our capital plan, Ally may be precluded from or limited in paying dividends or other capital distributions without the FRB’s approval under certain circumstances—for example, when we would not meet minimum regulatory capital ratios and capital buffers after giving effect to the distributions.
The following table presents information related to our common stock for each quarter since the commencement of our common-stock-repurchase programs and initiation of a quarterly cash dividend on common stock.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2016
Third quarter	$159	8,298	483,753	475,470	$0.08
Fourth quarter	167	8,745	475,470	467,000	0.08
2017
First quarter	$169	8,097	467,000	462,193	$0.08
Second quarter	204	10,485	462,193	452,292	0.08
Third quarter	190	8,507	452,292	443,796	0.12
Fourth quarter	190	7,033	443,796	437,054	0.12
2018
First quarter	$185	6,473	437,054	432,691	$0.13
Second quarter	195	7,280	432,691	425,752	0.13
Third quarter	250	9,194	425,752	416,591	0.15
Fourth quarter	309	12,121	416,591	404,900	0.15

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On January 14, 2019, the Board declared a quarterly cash dividend of $0.17 per share on all common stock, payable on February 15, 2019. Refer to Note 31 to the Consolidated Financial Statements for further information regarding this common stock dividend.

Ally submitted its 2018 capital plan and company-run stress test results to the FRB on April 5, 2018. On June 21, 2018, we publicly disclosed summary results of the stress test under the severely adverse scenario in accordance with applicable regulatory requirements. On June 28, 2018, we received from the FRB a non-objection to our capital plan, which included increases in both our stock-repurchase program and our planned dividends. Consistent with the capital plan, the Board authorized a 32% increase in our stock-repurchase program, permitting us to repurchase up to $1.0 billion of our common stock from time to time from the third quarter of 2018 through the second quarter of 2019. Also consistent with the capital plan, on January 14, 2019, the Board declared a quarterly cash dividend of $0.17 per share of our common stock. Refer to Note 31 to the Consolidated Financial Statements for further information on the most recent dividend. On October 5, 2018, we submitted to the FRB the results of our company-run mid-cycle stress test and publicly disclosed summary results under the severely adverse scenario in accordance with applicable regulatory requirements.
During the first quarter of 2019, the FRB announced that a number of large and noncomplex BHCs with $100 billion or more but less than $250 billion in total consolidated assets, including Ally, will not be required to submit a capital plan to the FRB, participate in the supervisory stress test or CCAR, or conduct company-run stress tests during the 2019 cycle. Instead, Ally’s capital actions during this cycle will be largely based on the results from its 2018 supervisory stress test.
Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review. The amount and size of any future dividends and share repurchases also will depend upon our results of operations, capital levels, future opportunities, consideration and approval by the Board, and other considerations.
In January 2017, the FRB amended its capital planning and stress testing rules, effective for the 2017 cycle and beyond. As a result of this amendment, the FRB may no longer object to the capital plan of a large and noncomplex BHC, like Ally, on the basis of qualitative deficiencies in its capital planning process. Instead, the qualitative assessment of Ally’s capital planning process is now conducted outside of CCAR through the supervisory review process. The amendment also decreased the de minimis threshold for the amount of capital that Ally could distribute to stockholders outside of an approved capital plan without the FRB’s prior approval, and modified Ally’s reporting requirements to reduce unnecessary burdens.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Regulatory Capital
Refer to Note 20 to the Consolidated Financial Statements and the section titled Selected Financial Data in Part II, Item 6 of this report.
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

Rating agency	Short-term	Senior unsecured debt	Outlook	Date of last action
Fitch	B	BB+	Positive	August 28, 2018 (a)
Moody’s	Not Prime	Ba2	Stable	February 11, 2019 (b)
S&P	B	BB+	Positive	October 17, 2018 (c)
DBRS	R-3	BBB (Low)	Stable	May 1, 2018 (d)

(a)	Fitch affirmed our senior unsecured debt rating of BB+, affirmed our short-term rating of B, and maintained a Positive outlook on August 28, 2018.

(b)
Moody’s upgraded our senior unsecured debt rating to Ba2 from Ba3, affirmed our short-term rating of Not Prime, and maintained a Stable outlook on February 11, 2019. Effective December 1, 2014, we determined to not renew our contractual arrangement with Moody’s related to their providing of our issuer, senior debt, and short-term ratings. Notwithstanding this, Moody’s has determined to continue to provide these ratings on a discretionary basis. However, Moody’s has no obligation to continue to provide these ratings, and could cease doing so at any time.

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
Off-balance Sheet Arrangements
Refer to Note 11 to the Consolidated Financial Statements.
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

December 31, 2018 ($ in millions)	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Contractually obligated payments due by period
Long-term debt
Total (a)	$45,353	$9,040	$20,563	$7,638	$8,112
Scheduled interest payments for fixed-rate long-term debt	5,090	1,098	1,487	721	1,784
Estimated interest payments for variable-rate long-term debt (b)	5,594	462	786	569	3,777
Lease commitments	503	48	93	68	294
Purchase obligations	117	70	47	—	—
Bank certificates of deposit (c) (d)	50,021	31,523	16,287	2,211	—
Deposit liabilities without a stated maturity (d) (e)	56,193	56,193	—	—	—
Total contractually obligated payments due by period	$162,871	$98,434	$39,263	$11,207	$13,967
Total other commitments by expiration period
Lending commitments	$4,338	$2,224	$612	$903	$599

(a)
Total long-term debt amount reflects the remaining principal obligation and excludes net original issue discount of $1.1 billion, unamortized debt issuance costs of $94 million, and an unfavorable hedge basis adjustment of $67 million related to fixed-rate debt previously designated as a hedged item.

(b)
Estimated using a forecasted variable interest model, when available, or the applicable variable interest rate as of the most recent reset date prior to December 31, 2018. For additional information on derivative instruments and hedging activities, refer to Note 21 to the Consolidated Financial Statements.

(c)	Amounts presented exclude unamortized commissions paid to brokers.

(d)	Deposits exclude estimated interest payments.

(e)
Deposits without a stated maturity are payable on demand and include savings and money market checking, mortgage escrow, dealer, and other deposits; and are classified above as due in less than one year.

The foregoing table does not include our reserves for insurance losses and loss adjustment expenses, which total $134 million at December 31, 2018. While payments due on insurance losses are considered contractual obligations because they related to insurance policies issued by us, the ultimate amount to be paid and the timing of payment for an insurance loss is an estimate subject to significant uncertainty. Furthermore the majority of the balance is expected to be paid out in less than five years.
The following provides a description of the items summarized in the preceding table of contractual obligations.
Long-term Debt
Amounts represent the scheduled maturity of long-term debt at December 31, 2018, assuming that no early redemptions occur. The maturity of secured debt may vary based on the payment activity of the related secured assets. The amounts presented are before the effect of any unamortized discount, debt issuance costs, or fair value adjustment. Refer to Note 15 to the Consolidated Financial Statements for additional information on our debt obligations. We primarily use interest rate swaps to manage interest rate risk associated with our secured and unsecured long-term debt portfolio. These derivatives are recorded on the balance sheet at fair value. For additional information on derivatives, refer to Note 21 to the Consolidated Financial Statements.
Lease Commitments
We have obligations under various operating lease arrangements for real property with noncancelable lease terms that expire after December 31, 2018. Refer to Note 28 to the Consolidated Financial Statements for additional information.
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
Lending Commitments
We have outstanding lending commitments with customers. The amounts presented represent the unused portion of those commitments at December 31, 2018. Refer to Note 28 to the Consolidated Financial Statements for additional information.

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
The determination of the allowance is influenced by numerous assumptions and many factors that may materially affect estimates of loss, including volatility of loss given default, probability of default, and rating migration. The critical assumptions underlying the allowance include: (i) segmentation of each portfolio based on common risk characteristics; (ii) identification and estimation of portfolio indicators and other factors that management believes are key to estimating incurred credit losses; and (iii) evaluation by management of borrower, collateral, and geographic information. Management monitors the adequacy of the allowance and makes adjustments as the assumptions in the underlying analyses change to reflect an estimate of incurred loan losses at the reporting date, based on the best information available at that time. In addition, the allowance related to the commercial portfolio segment is influenced by estimated recoveries from automotive manufacturers in those cases where we have guarantees or agreements with them to repurchase vehicles used as collateral to secure the loans. If an automotive manufacturer has provided such a guarantee or agreement but is unable to honor its obligations, our ultimate loan losses

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

could be higher. To the extent that actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce earnings.
Valuation of Automotive Operating Lease Assets and Residuals
We have significant investments in vehicles in our operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the operating lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term. At contract inception, we determine pricing based on the projected residual value of the vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus rental charges. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of vehicles to assess the appropriateness of the carrying value of operating lease assets.
To account for residual risk, we depreciate automotive operating lease assets to expected realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Periodically, we revise the projected value of the leased vehicle at termination based on current market conditions, and other relevant data points, and adjust depreciation expense as necessary over the remaining term of the lease. Impairment of operating lease assets is assessed upon the occurrence of a triggering event. Triggering events are systemic, observed events impacting the used vehicle market such as shocks to oil and gas prices that may indicate impairment of the operating lease asset. Impairment is determined to exist if the expected undiscounted cash flows generated from the operating lease assets are less than the carrying value of the operating lease assets. If the operating lease assets are impaired, they are written down to their fair value as estimated by discounted cash flows. There were no such impairment charges in 2018, 2017, or 2016.
Our depreciation methodology for operating lease assets considers management’s expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used vehicle values. The critical assumptions underlying the estimated carrying value of automotive operating lease assets include: (i) estimated market value information obtained and used by management in estimating residual values, (ii) proper identification and estimation of business conditions, (iii) our remarketing abilities, and (iv) automotive manufacturer vehicle and marketing programs. Changes in these assumptions could have a significant impact on the operating lease residual value. Expected residual values include estimates of payments from automotive manufacturers related to residual support and risk-sharing agreements, if any. To the extent an automotive manufacturer is not able to fully honor its obligation relative to these agreements, our depreciation expense would be negatively impacted.
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
We have numerous internal controls in place to address risks inherent in estimating fair value measurements. Significant fair value measurements are subject to detailed analytics and management review and approval. We have an established risk management policy and model validation program. This model validation program establishes a controlled environment for the development, implementation, and operation of models used to generate fair value measurements and change procedures. Further, this program uses a risk-based approach to determine the frequency at which models are to be independently reviewed and validated. Additionally, a wide array of operational controls govern fair value measurements, including controls over the inputs into and the outputs from the fair value measurement models. For example, we backtest the internal assumptions used within models against actual performance. We also monitor the market for recent trades, market surveys, or other market information that may be used to benchmark model inputs or outputs. Certain valuations will also be benchmarked to market indices when appropriate and available. We have scheduled model or input recalibrations that occur on a periodic basis but will recalibrate earlier if significant variances are observed as part of the backtesting or benchmarking noted above.
Considerable judgment is used in forming conclusions from market observable data used to estimate our Level 2 fair value measurements and in estimating inputs to our internal valuation models used to estimate our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayment speeds, credit losses, and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements and amounts that could be realized.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We continue to believe it is more likely than not that the benefit for certain foreign tax credit carryforwards and state net operating loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on these deferred tax assets relating to these carryforwards and it is reasonably possible that the valuation allowance may change in the next twelve months.
For additional information regarding our provision for income taxes, refer to Note 22 to the Consolidated Financial Statements.
Recently Issued Accounting Standards
Refer to Note 1 to the Consolidated Financial Statements for further information related to recently adopted and recently issued accounting standards.

Management’s Discussion and Analysis
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

	2018			2017			2016
Year ended December 31, ($ in millions)	Average balance (a)	Interest income/Interest expense	Yield/rate	Average balance (a)	Interest income/Interest expense	Yield/rate	Average balance (a)	Interest income/Interest expense	Yield/rate
Assets
Interest-bearing cash and cash equivalents	$4,365	$72	1.65%	$3,086	$37	1.20%	$2,657	$14	0.53%
Federal funds sold and securities purchased under resale agreements	—	—	—	—	—	—	1	—	—
Investment securities (b)	26,217	729	2.78	22,784	568	2.49	18,255	411	2.25
Loans held-for-sale, net	287	15	5.23	5	—	—	9	—	—
Finance receivables and loans, net (b) (c)	124,932	6,688	5.35	119,040	5,819	4.89	113,140	5,162	4.56
Investment in operating leases, net (d)	8,590	464	5.40	9,791	623	6.36	13,791	942	6.83
Other earning assets	1,182	59	4.99	908	31	3.41	864	7	0.81
Total interest-earning assets	165,573	8,027	4.85	155,614	7,078	4.55	148,717	6,536	4.39
Noninterest-bearing cash and cash equivalents	493			827			1,412
Other assets	6,267			7,686			8,291
Allowance for loan losses	(1,266)			(1,208)			(1,095)
Total assets	$171,067			$162,919			$157,325
Liabilities and equity
Interest-bearing deposit liabilities	$99,056	$1,735	1.75%	$86,631	$1,077	1.24%	$72,515	$830	1.14%
Short-term borrowings	7,674	149	1.94	9,055	127	1.40	6,161	57	0.93
Long-term debt (b)	45,893	1,753	3.82	48,989	1,653	3.37	59,792	1,742	2.91
Total interest-bearing liabilities	152,623	3,637	2.38	144,675	2,857	1.97	138,468	2,629	1.90
Noninterest-bearing deposit liabilities	133			101			94
Total funding sources	152,756	3,637	2.38	144,776	2,857	1.97	138,562	2,629	1.90
Other liabilities	5,222			4,652			5,090
Total liabilities	157,978			149,428			143,652
Total equity	13,089			13,491			13,673
Total liabilities and equity	$171,067			$162,919			$157,325
Net financing revenue and other interest income		$4,390			$4,221			$3,907
Net interest spread (e)			2.47%			2.58%			2.49%
Net yield on interest-earning assets (f)			2.65%			2.71%			2.63%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Includes the effects of derivative financial instruments designated as hedges. Refer to Note 21 to the Consolidated Financial Statements for further information about the effects of our hedging activities.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements.

(d)
Yield includes gains on the sale of off-lease vehicles of $90 million, $124 million, $213 million, for the years ended December 31, 2018, 2017, and 2016, respectively. Excluding these gains on sale, the yield would be 4.35%, 5.10%, and 5.29% for the years ended December 31, 2018, 2017, and 2016, respectively.

(e)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(f)	Net yield on interest-earning assets represents net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents an analysis of the changes in net financing revenue and other interest income, volume, and rate.

	2018 vs. 2017 Increase (decrease) due to (a)			2017 vs. 2016 Increase (decrease) due to (a)
Year ended December 31, ($ in millions)	Volume	Yield/rate	Total	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$15	$20	$35	$2	$21	$23
Investment securities	86	75	161	102	55	157
Loans held-for-sale, net	15	—	15	—	—	—
Finance receivables and loans, net	288	581	869	269	388	657
Investment in operating leases, net	(76)	(83)	(159)	(273)	(46)	(319)
Other earning assets	9	19	28	—	24	24
Total interest-earning assets			$949			$542
Liabilities
Interest-bearing deposit liabilities	$154	$504	$658	$162	$85	$247
Short-term borrowings	(19)	41	22	27	43	70
Long-term debt	(104)	204	100	(315)	226	(89)
Total interest-bearing liabilities			$780			$228
Net financing revenue and other interest income			$169			$314

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
Outstanding Finance Receivables and Loans
The following table presents the composition of our on-balance sheet finance receivables and loans.

December 31, ($ in millions)	2018	2017	2016	2015	2014
Consumer
Consumer automotive	$70,539	$68,071	$65,793	$64,292	$56,570
Consumer mortgage
Mortgage Finance	15,155	11,657	8,294	6,413	3,504
Mortgage — Legacy	1,546	2,093	2,756	3,360	3,970
Total consumer mortgage	16,701	13,750	11,050	9,773	7,474
Total consumer	87,240	81,821	76,843	74,065	64,044
Commercial
Commercial and industrial
Automotive	33,672	33,025	35,041	31,469	30,871
Other	4,205	3,887	3,248	2,640	1,882
Commercial real estate	4,809	4,160	3,812	3,426	3,151
Total commercial loans	42,686	41,072	42,101	37,535	35,904
Total finance receivables and loans	$129,926	$122,893	$118,944	$111,600	$99,948
Loans held-for-sale	$314	$108	$—	$105	$2,003

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Nonperforming Assets
The following table summarizes the nonperforming assets in our on-balance sheet portfolio.

December 31, ($ in millions)	2018	2017	2016	2015	2014
Consumer
Consumer automotive	$664	$603	$598	$475	$386
Consumer mortgage
Mortgage Finance	9	25	10	15	19
Mortgage — Legacy	70	92	89	113	158
Total consumer mortgage	79	117	99	128	177
Total consumer (a)	743	720	697	603	563
Commercial
Commercial and industrial
Automotive	203	27	33	25	32
Other	142	44	84	44	46
Commercial real estate	4	1	5	8	4
Total commercial (b)	349	72	122	77	82
Total nonperforming finance receivables and loans	1,092	792	819	680	645
Foreclosed properties	11	10	13	10	10
Repossessed assets (c)	136	140	135	122	90
Total nonperforming assets	$1,239	$942	$967	$812	$745
Loans held-for-sale	$—	$—	$—	$—	$8

(a)
Interest revenue that would have been accrued on total consumer finance receivables and loans at original contractual rates was $61 million during the year ended December 31, 2018. Interest income recorded for these loans was $27 million during the year ended December 31, 2018.

(b)
Interest revenue that would have been accrued on total commercial finance receivables and loans at original contractual rates was $27 million during the year ended December 31, 2018. Interest income recorded for these loans was $14 million during the year ended December 31, 2018.

(c)	Repossessed assets exclude $6 million, $9 million, $8 million, $8 million, and $7 million of repossessed operating lease assets at December 31, 2018, 2017, 2016, 2015, and 2014, respectively.
Accruing Finance Receivables and Loans Past Due 90 Days or More
Loans are generally placed on nonaccrual status when principal or interest has been delinquent for 90 days or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements for a description of our accounting policies for finance receivables and loans. We had no consumer or commercial on-balance sheet accruing finance receivables and loans or loans held-for-sale past due 90 days or more as to principal and interest as of December 31, 2018, 2017, 2016, 2015, and 2014.
Allowance for Loan Losses
The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	2018	2017	2016	2015	2014
Balance at January 1,	$1,276	$1,144	$1,054	$977	$1,208
Charge-offs (a)	(1,433)	(1,392)	(1,142)	(892)	(776)
Recoveries	488	382	341	283	239
Net charge-offs	(945)	(1,010)	(801)	(609)	(537)
Provision for loan losses	918	1,148	917	707	457
Other (b)	(7)	(6)	(26)	(21)	(151)
Balance at December 31,	$1,242	$1,276	$1,144	$1,054	$977

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2018		2017		2016		2015		2014
December 31, ($ in millions)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Consumer
Consumer automotive	$1,048	84.3	$1,066	83.5	$932	81.4	$834	79.1	$685	70.1
Consumer mortgage
Mortgage Finance	16	1.3	19	1.5	11	1.0	16	1.5	10	1.0
Mortgage — Legacy	37	3.0	60	4.7	80	7.0	98	9.3	142	14.6
Total consumer mortgage	53	4.3	79	6.2	91	8.0	114	10.8	152	15.6
Total consumer loans	1,101	88.6	1,145	89.7	1,023	89.4	948	89.9	837	85.7
Commercial
Commercial and industrial
Automotive	36	2.9	37	2.9	32	2.8	29	2.8	65	6.7
Other	77	6.2	68	5.4	64	5.6	53	5.0	42	4.2
Commercial real estate	28	2.3	26	2.0	25	2.2	24	2.3	33	3.4
Total commercial loans	141	11.4	131	10.3	121	10.6	106	10.1	140	14.3
Total allowance for loan losses	$1,242	100.0	$1,276	100.0	$1,144	100.0	$1,054	100.0	$977	100.0
Deposit Liabilities
The following table presents the average balances and interest rates paid for types of domestic deposits.

	2018		2017		2016
Year ended December 31, ($ in millions)	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate
Domestic deposits
Noninterest-bearing deposits	$133	—%	$101	—%	$94	—%
Interest-bearing deposits
Savings and money market checking accounts	51,427	1.60	50,204	1.07	42,040	0.96
Certificates of deposit	47,624	1.91	36,375	1.47	30,275	1.39
Dealer deposits	5	6.91	52	5.09	200	4.16
Total domestic deposit liabilities	$99,189	1.75	$86,732	1.24	$72,609	1.14

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.
The following table presents the amount of certificates of deposit in denominations of $100 thousand or more and $250 thousand or more, segregated by time remaining until maturity.

December 31, 2018 ($ in millions)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Certificates of deposit ($100,000 or more)	$3,557	$3,430	$8,724	$5,287	$20,998
Certificates of deposit ($250,000 or more)	870	935	2,738	1,581	6,124

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
Based on the assessment performed, management concluded that at December 31, 2018, Ally’s internal control over financial reporting was effective based on the COSO criteria.
The independent registered public accounting firm, Deloitte & Touche LLP, has audited the Consolidated Financial Statements of Ally and has issued an attestation report on our internal control over financial reporting at December 31, 2018, as stated in its report, which is included herein.

/S/ JEFFREY J. BROWN	/S/ JENNIFER A. LACLAIR
Jeffrey J. Brown	Jennifer A. LaClair
Chief Executive Officer	Chief Financial Officer
February 20, 2019	February 20, 2019

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Ally Financial Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
February 20, 2019
We have served as the Company’s auditor since at least 1936; however, an earlier year could not be reliably determined.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Ally Financial Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 20, 2019, expressed an unqualified opinion on those consolidated financial statements.
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

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 20, 2019

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2018	2017	2016
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$6,688	$5,819	$5,162
Interest on loans held-for-sale	15	—	—
Interest and dividends on investment securities and other earning assets	788	599	418
Interest on cash and cash equivalents	72	37	14
Operating leases	1,489	1,867	2,711
Total financing revenue and other interest income	9,052	8,322	8,305
Interest expense
Interest on deposits	1,735	1,077	830
Interest on short-term borrowings	149	127	57
Interest on long-term debt	1,753	1,653	1,742
Total interest expense	3,637	2,857	2,629
Net depreciation expense on operating lease assets	1,025	1,244	1,769
Net financing revenue and other interest income	4,390	4,221	3,907
Other revenue
Insurance premiums and service revenue earned	1,022	973	945
Gain on mortgage and automotive loans, net	25	68	11
Other (loss) gain on investments, net	(50)	102	185
Other income, net of losses	417	401	389
Total other revenue	1,414	1,544	1,530
Total net revenue	5,804	5,765	5,437
Provision for loan losses	918	1,148	917
Noninterest expense
Compensation and benefits expense	1,155	1,095	992
Insurance losses and loss adjustment expenses	295	332	342
Other operating expenses	1,814	1,683	1,605
Total noninterest expense	3,264	3,110	2,939
Income from continuing operations before income tax expense	1,622	1,507	1,581
Income tax expense from continuing operations	359	581	470
Net income from continuing operations	1,263	926	1,111
Income (loss) from discontinued operations, net of tax	—	3	(44)
Net income	$1,263	$929	$1,067
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, (in dollars) (a)	2018	2017	2016
Basic earnings per common share
Net income from continuing operations	$2.97	$2.04	$2.25
Income (loss) from discontinued operations, net of tax	—	0.01	(0.09)
Net income	$2.97	$2.05	$2.15
Diluted earnings per common share
Net income from continuing operations	$2.95	$2.03	$2.24
Income (loss) from discontinued operations, net of tax	—	0.01	(0.09)
Net income	$2.95	$2.04	$2.15
Cash dividends declared per common share	$0.56	$0.40	$0.16

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 19 for additional earnings per share information. The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Comprehensive Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2018	2017	2016
Net income	$1,263	$929	$1,067
Other comprehensive (loss) income, net of tax
Investment securities
Net unrealized (losses) gains arising during the period	(287)	192	33
Less: Net realized gains reclassified to net income	8	92	147
Net change	(295)	100	(114)
Translation adjustments
Net unrealized (losses) gains arising during the period	(11)	8	3
Less: Net realized losses reclassified to net income	—	—	(1)
Net change	(11)	8	4
Net investment hedges
Net unrealized gains (losses) arising during the period	9	(6)	1
Translation adjustments and net investment hedges, net change	(2)	2	5
Cash flow hedges
Net unrealized gains arising during the period	10	3	—
Less: Net realized gains reclassified to net income	2	—	—
Net change	8	3	—
Defined benefit pension plans
Net unrealized gains (losses) arising during the period	—	1	(3)
Less: Net realized losses reclassified to net income	—	—	(2)
Net change	—	1	(1)
Other comprehensive (loss) income, net of tax	(289)	106	(110)
Comprehensive income	$974	$1,035	$957
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
Ally Financial Inc. • Form 10-K

December 31, ($ in millions, except share data)	2018	2017
Assets
Cash and cash equivalents
Noninterest-bearing	$810	$844
Interest-bearing	3,727	3,408
Total cash and cash equivalents	4,537	4,252
Equity securities	773	518
Available-for-sale securities (refer to Note 8 for discussion of investment securities pledged as collateral)	25,303	22,303
Held-to-maturity securities (fair value of $2,307 and $1,865)	2,362	1,899
Loans held-for-sale, net	314	108
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	129,926	122,893
Allowance for loan losses	(1,242)	(1,276)
Total finance receivables and loans, net	128,684	121,617
Investment in operating leases, net	8,417	8,741
Premiums receivable and other insurance assets	2,326	2,047
Other assets	6,153	5,663
Total assets	$178,869	$167,148
Liabilities
Deposit liabilities
Noninterest-bearing	$142	$108
Interest-bearing	106,036	93,148
Total deposit liabilities	106,178	93,256
Short-term borrowings	9,987	11,413
Long-term debt	44,193	44,226
Interest payable	523	375
Unearned insurance premiums and service revenue	3,044	2,604
Accrued expenses and other liabilities	1,676	1,780
Total liabilities	165,601	153,654
Commitments and contingencies (refer to Note 28 and Note 29)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 492,797,409 and 489,883,553; and outstanding 404,899,599 and 437,053,936)	21,345	21,245
Accumulated deficit	(5,489)	(6,406)
Accumulated other comprehensive loss	(539)	(235)
Treasury stock, at cost (87,897,810 and 52,829,617 shares)	(2,049)	(1,110)
Total equity	13,268	13,494
Total liabilities and equity	$178,869	$167,148
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

December 31, ($ in millions)	2018	2017
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$18,086	$20,623
Allowance for loan losses	(114)	(136)
Total finance receivables and loans, net	17,972	20,487
Investment in operating leases, net	164	444
Other assets	767	689
Total assets	$18,903	$21,620
Liabilities
Long-term debt	$10,482	$10,197
Accrued expenses and other liabilities	12	9
Total liabilities	$10,494	$10,206
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity
Ally Financial Inc. • Form 10-K

($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2016	$21,100	$696	$(8,110)	$(231)	$(16)	$13,439
Net income			1,067			1,067
Preferred stock dividends			(30)			(30)
Series A preferred stock redemption		(696)				(696)
Share-based compensation	66					66
Other comprehensive loss				(110)		(110)
Common stock repurchases					(341)	(341)
Common stock dividends ($0.16 per share)			(78)			(78)
Balance at December 31, 2016	$21,166	$—	$(7,151)	$(341)	$(357)	$13,317
Net income			929			929
Share-based compensation	79					79
Other comprehensive income				106		106
Common stock repurchases					(753)	(753)
Common stock dividends ($0.40 per share)			(184)			(184)
Balance at December 31, 2017	$21,245	$—	$(6,406)	$(235)	$(1,110)	$13,494
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2014-09			(126)			(126)
Adoption of Accounting Standards Update 2016-01			(20)	27		7
Adoption of Accounting Standards Update 2018-02			42	(42)		—
Balance at January 1, 2018, after cumulative effect of adjustments	21,245	—	(6,510)	(250)	(1,110)	13,375
Net income			1,263			1,263
Share-based compensation	100					100
Other comprehensive loss				(289)		(289)
Common stock repurchases					(939)	(939)
Common stock dividends ($0.56 per share)			(242)			(242)
Balance at December 31, 2018	$21,345	$—	$(5,489)	$(539)	$(2,049)	$13,268

(a)	Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2018	2017	2016
Operating activities
Net income	$1,263	$929	$1,067
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,649	1,859	2,382
Provision for loan losses	918	1,148	917
Gain on mortgage and automotive loans, net	(25)	(68)	(11)
Other loss (gain) on investments, net	50	(102)	(185)
Originations and purchases of loans held-for-sale	(1,016)	(414)	(141)
Proceeds from sales and repayments of loans held-for-sale	948	310	240
Net change in
Deferred income taxes	330	534	458
Interest payable	148	24	1
Other assets	(87)	(153)	(120)
Other liabilities	2	(69)	(206)
Other, net	(30)	81	165
Net cash provided by operating activities	4,150	4,079	4,567
Investing activities
Purchases of equity securities	(1,076)	(899)	(470)
Proceeds from sales of equity securities	787	1,049	680
Purchases of available-for-sale securities	(7,868)	(10,335)	(15,561)
Proceeds from sales of available-for-sale securities	852	3,584	10,356
Proceeds from repayments of available-for-sale securities	3,215	2,899	3,379
Purchases of held-to-maturity securities	(578)	(1,026)	(841)
Proceeds from repayments of held-to-maturity securities	147	68	—
Purchases of finance receivables and loans held-for-investment	(5,693)	(5,452)	(3,859)
Proceeds from sales of finance receivables and loans initially held-for-investment	91	1,339	4,285
Originations and repayments of finance receivables and loans held-for-investment and other, net	(3,245)	(1,063)	(8,826)
Purchases of operating lease assets	(3,709)	(4,052)	(3,274)
Disposals of operating lease assets	3,089	5,567	6,304
Acquisitions, net of cash acquired	—	—	(309)
Net change in nonmarketable equity investments	(181)	(187)	(628)
Other, net	(340)	(219)	(306)
Net cash used in investing activities	(14,509)	(8,727)	(9,070)
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2018	2017	2016
Financing activities
Net change in short-term borrowings	(1,426)	(1,263)	4,564
Net increase in deposits	12,867	14,172	12,508
Proceeds from issuance of long-term debt	18,401	17,969	14,155
Repayments of long-term debt	(17,940)	(27,908)	(26,412)
Repurchase and redemption of preferred stock	—	—	(696)
Repurchase of common stock	(939)	(753)	(341)
Dividends paid	(242)	(184)	(108)
Net cash provided by financing activities	10,721	2,033	3,670
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	(5)	3	1
Net increase (decrease) in cash and cash equivalents and restricted cash	357	(2,612)	(832)
Cash and cash equivalents and restricted cash at beginning of year	5,269	7,881	8,713
Cash and cash equivalents and restricted cash at end of year	$5,626	$5,269	$7,881
Supplemental disclosures
Cash paid for
Interest	$3,380	$2,829	$2,647
Income taxes	36	51	19
Noncash items
Held-to-maturity securities received in consideration for loans sold	26	56	—
Finance receivables and loans transferred to loans held-for-sale	815	1,339	4,282
Other disclosures
Proceeds from repayments of mortgage loans held-for-investment originally designated as held-for-sale	23	36	40
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheet to the Consolidated Statement of Cash Flows.

December 31, ($ in millions)	2018	2017
Cash and cash equivalents on the Consolidated Balance Sheet	$4,537	$4,252
Restricted cash included in other assets on the Consolidated Balance Sheet (a)	1,089	1,017
Total cash and cash equivalents and restricted cash in the Consolidated Statement of Cash Flows	$5,626	$5,269

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 13 for additional details describing the nature of restricted cash balances.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

1.    Description of Business, Basis of Presentation, and Significant Accounting Policies
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, or we, us, or our) is a leading digital financial-services company. As a customer-centric company with passionate customer service and innovative financial solutions, we are relentlessly focused on “Doing It Right” and being a trusted financial-services provider to our consumer, commercial, and corporate customers. We are one of the largest full-service automotive-finance operations in the country and offer a wide range of financial services and insurance products to dealerships and consumers. Our award-winning online bank (Ally Bank, Member FDIC and Equal Housing Lender) offers mortgage-lending services and a variety of deposit and other banking products, including savings, money-market, and checking accounts, certificates of deposit (CDs), and individual retirement accounts (IRAs). We also support the Ally CashBack Credit Card. Additionally, we offer securities-brokerage and investment-advisory services through Ally Invest. Our robust corporate-finance business offers capital for equity sponsors and middle-market companies. We are a Delaware corporation and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956, as amended, and a financial holding company (FHC) under the Gramm-Leach-Bliley Act of 1999, as amended.
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
In the past, we have operated our international subsidiaries in a similar manner as we operate in the United States of America (U.S. or United States), subject to local laws or other circumstances that may cause us to modify our procedures accordingly. The financial statements of subsidiaries that operate outside of the United States generally are measured using the local currency as the functional currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income until the foreign subsidiaries are sold or substantially liquidated at which point the accumulated translation adjustments are recognized directly in earnings as part of the gain or loss on sale or liquidation. Income and expense items are translated at average exchange rates prevailing during the reporting period. The majority of our international operations have ceased and are included in discontinued operations as further described in Note 2.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect income and expenses during the reporting period and related disclosures. In developing the estimates and assumptions, management uses all available evidence; however, actual results could differ because of uncertainties associated with estimating the amounts, timing, and likelihood of possible outcomes. Our most significant estimates pertain to the allowance for loan losses, valuations of automotive operating lease assets and residuals, fair value of financial instruments, and the determination of the provision for income taxes.
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
Our portfolio includes debt securities classified as available-for-sale and held-to-maturity. Our available-for-sale debt securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income and are subject to impairment. Our held-to-maturity debt securities are carried at amortized cost and are subject to impairment.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Once a decline in fair value of a debt security is determined to be other-than-temporary, an impairment charge for the credit component is recorded to other gain on investments, net, in our Consolidated Statement of Income, and a new cost basis in the investment is established. The noncredit loss component of a debt security continues to be recorded in other comprehensive income when we do not intend to sell the security and it is not more likely than not that we will have to sell the security prior to the security’s anticipated recovery. Both the credit and noncredit loss components are recorded in earnings when we intend to sell the security or it is more likely than not that we will have to sell the security prior to the security’s anticipated recovery. Subsequent increases and decreases to the fair value of available-for-sale debt securities are included in other comprehensive income, so long as they are not attributable to another other-than-temporary impairment.
We amortize premiums and discounts on debt securities as an adjustment to investment yield over the stated maturity of the security.
Our investment in equity securities includes securities that are recognized at fair value with changes in the fair value recorded in earnings, and equity securities that are recognized using other measurement principles.
Effective January 1, 2018, equity securities that have a readily determinable fair value, as well as certain investments that do not have a readily determinable fair value and are not eligible to be recognized using other measurement principles, are recorded at fair value with changes in fair value recorded in earnings and reported in other gain on investments, net in our Consolidated Statement of Income. These investments, which are primarily attributable to the investment portfolio of our Insurance operations, are included in equity securities on our Consolidated Balance Sheet. Refer to Note 8 for further information on our equity securities that have a readily determinable market value.
Our equity securities recognized using other measurement principles include investments in Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock held to meet regulatory requirements, equity investments related to low income housing tax credits and the Community Reinvestment Act (CRA), which do not have a readily determinable fair value, and other equity investments that do not have a readily determinable fair value. Our low income housing tax credit investments are accounted for using the proportional amortization method of accounting for qualified affordable housing investments. Our obligations related to unfunded commitments for our low income housing tax credit investments are included in other liabilities. The majority of our other CRA investments are accounted for using the equity method of accounting. Our investments in low income housing tax credits and other CRA investments are included in other assets on our Consolidated Balance Sheet. Our investments in FHLB and FRB stock are carried at cost, less impairment. Our remaining investment in equity securities are recorded at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under GAAP. These investments, along with our investments in FHLB and FRB stock, are included in nonmarketable equity investments in other assets on our Consolidated Balance Sheet. As conditions warrant, we review these investments for impairment and adjust the carrying value of the investment if it is deemed to be impaired. Investments recorded under the measurement alternative are also reviewed at each reporting period to determine if any adjustments are required for observable price changes in identical or similar securities of the same issuer.
Realized gains and losses on the sale of securities are determined using the specific identification method and are reported in other gain on investments, net in our Consolidated Statement of Income.
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
Loans classified as held-for-sale are presented as loans held-for-sale, net on our Consolidated Balance Sheet and are carried at the lower of their net carrying value or fair value, unless the fair value option was elected, in which case those loans are carried at fair value. Loan origination fees and costs are included in the initial carrying value of loans originated as held-for-sale for which we have not elected the fair value option. Loan origination fees and costs are recognized in earnings when earned or incurred, respectively, for loans classified as held-for-sale for which we have elected the fair value option. We have elected the fair value option for conforming mortgage direct-to-consumer originations for which we have a commitment to sell. The interest rate lock commitment that we enter into for a mortgage loan originated as held-for-sale and certain forward commitments to sell mortgage loans are considered derivative instruments, which are carried at fair value on our Consolidate Balance Sheet. We have elected the fair value option to measure our non-derivative forward commitments. Changes in the fair value of our interest rate lock commitments, derivative forward commitments, and non-derivative forward commitments related to mortgage loans originated as held-for-sale, as well as changes in the carrying value of loans classified as held-for-sale, are reported through gain on mortgage and automotive loans, net in our Consolidated Statement of Comprehensive Income. Interest income on our loans classified as held-for-sale is recognized based upon the contractual rate of interest on the loan and the unpaid principal balance. We report accrued interest receivable on our loans classified as held-for-sale in other assets on the Consolidated Balance Sheet.

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

•
Mortgage Finance — Consists of consumer first-lien mortgages from our ongoing mortgage operations including bulk acquisitions, direct-to-consumer originations, and refinancing of high-quality jumbo mortgages and low-to-moderate income (LMI) mortgages.

•	Mortgage — Legacy — Consists of consumer mortgage assets originated prior to January 1, 2009, including first-lien mortgages, subordinate-lien mortgages, and home equity mortgages.

•	Commercial — Consists of the following classes of finance receivables.

•	Commercial and Industrial

•
Automotive — Consists of financing operations to fund dealer purchases of new and used vehicles through wholesale floorplan financing. Additional commercial offerings include automotive dealer term loans, and dealer fleet financing.

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
Net Charge-offs
We disclose the measurement of net charge-offs as the amount of gross charge-offs recognized less recoveries received. Gross charge-offs reflect the amount of the gross carrying value directly written-off. Generally, we recognize recoveries when they are received and record them as an increase to the allowance for loan losses. As a general rule, consumer automotive loans are written down to estimated collateral value, less costs to sell, once a loan becomes 120 days past due. In our consumer mortgage portfolio segment, first-lien mortgages and a

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

subset of our home equity portfolio that are secured by real estate in a first-lien position are written down to the estimated fair value of the collateral, less costs to sell, once a mortgage loan becomes 180 days past due. Consumer mortgage loans that represent second-lien positions are charged off at 180 days past due. Within 60 days of receipt of notification of filing from the bankruptcy court, or within the time frames noted above, consumer automotive and first-lien consumer mortgage loans in bankruptcy are written down to their expected future cash flows, which is generally fair value of the collateral, less costs to sell, and second-lien consumer mortgage loans are fully charged-off, unless it can be clearly demonstrated that repayment is likely to occur. Regardless of other timelines noted within this policy, loans are considered collateral dependent once foreclosure or repossession proceedings begin and are charged-off to the estimated fair value of the underlying collateral, less costs to sell at that time.
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
Management also considers the need for a reserve on unfunded non-derivative loan commitments across our portfolio segments, including lines of credit and standby letters of credit, using similar procedures and methodologies used to determine the allowance for loan losses while also considering historical loss ratios and potential usage levels. The reserve for unfunded loan commitments is recorded within other liabilities on our Consolidated Balance Sheet and the related expense is reported as other noninterest expense in our Consolidated Statement of Comprehensive Income. Refer to Note 28 for information on our unfunded loan commitments.
During 2018, we did not substantively change any material aspect of our overall approach used to determine the allowance for loan losses for our portfolio segments. There were no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan losses for our portfolio segments.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Consumer Automotive Portfolio Segment
The allowance for loan losses within the consumer automotive portfolio segment is calculated using proprietary statistical models and other risk indicators applied to pools of loans with similar risk characteristics, including credit bureau score and loan-to-value (LTV) ratios to arrive at an estimate of incurred losses in the portfolio. These statistical loss forecasting models are utilized to estimate incurred losses and consider a variety of factors including, but not limited to, historical loss experience, estimated defaults based on portfolio trends, and general economic and business trends. These statistical models predict forecasted losses inherent in the portfolio.
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
The quantitative assessment component of the allowance may be supplemented with qualitative reserves based on management’s determination that such adjustments provide a better estimate of credit losses. This qualitative assessment takes into consideration relevant internal and external factors that have occurred, but are not yet reflected in the forecasted losses, and may affect the performance of the portfolio.
Consumer Mortgage Portfolio Segment
The allowance for loan losses within the consumer mortgage portfolio segment is calculated by using statistical models based on pools of loans with similar risk characteristics, including credit score, LTV, loan age, documentation type, product type, and loan purpose, to arrive at an estimate of incurred losses in the portfolio. These statistical loss forecasting models are utilized to estimate incurred losses and consider a variety of factors including, but not limited to, historical loss experience, estimated foreclosures or defaults based on portfolio trends, delinquencies, and general economic and business trends.
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
The quantitative assessment component of the allowance may be supplemented with qualitative reserves based on management’s determination that such adjustments provide a better estimate of credit losses. This qualitative assessment takes into consideration relevant internal and external factors that have occurred, but are not yet reflected in the forecasted losses, and may affect the performance of the portfolio.
Commercial Loans
The allowance for loan losses within the commercial portfolio is composed of reserves established for specific loans evaluated as impaired and portfolio-level reserves based on nonimpaired loans grouped into pools based on similar risk characteristics and collectively evaluated.
A commercial loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current information and events. These loans are primarily evaluated individually and are risk-rated based on borrower, collateral, and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. Management establishes specific allowances for commercial loans determined to be individually impaired based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, observable market prices, or the fair value of collateral—whichever is determined to be the most appropriate. Estimated costs to sell or realize the value of the collateral on a discounted basis are included in the impairment measurement, when appropriate.
Loans not identified as impaired are grouped into pools based on similar risk characteristics and collectively evaluated. Our risk rating models use historical loss experience, concentrations, current economic conditions, and performance trends. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. The determination of the allowance is influenced by numerous assumptions and many factors that may materially affect estimates of loss, including volatility of loss given default, probability of default, and rating migration. In assessing the risk rating of a particular loan, several factors are considered including an evaluation of historical and current information involving subjective assessments and interpretations. In addition, the allowance related to the commercial portfolio segment is influenced by estimated recoveries from automotive manufacturers in those cases where we have guarantees or agreements with them to repurchase vehicles used as collateral to secure the loans.
The quantitative assessment component of the allowance may be supplemented with qualitative reserves based on management’s determination that such adjustments provide a better estimate of credit losses. This qualitative assessment takes into consideration relevant internal and external factors that have occurred, but are not yet reflected in the forecasted losses, and may affect the performance of the portfolio.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Variable Interest Entities and Securitizations
VIEs are legal entities that either have an insufficient amount of equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of equity investment at risk lack the ability to direct the entity’s activities that most significantly impact economic performance through voting or similar rights, or do not have the obligation to absorb the expected losses or the right to receive expected residual returns of the entity.
For all VIEs in which we are involved, we assess whether we are the primary beneficiary of the VIE on an ongoing basis. In circumstances where we have both the power to direct the activities that most significantly impact the VIEs performance and the obligation to absorb losses or the right to receive the benefits of the VIE that could be significant, we would conclude that we are the primary beneficiary of the VIE, and would consolidate the VIE (also referred to as on-balance sheet). In situations where we are not deemed to be the primary beneficiary of the VIE, we do not consolidate the VIE and only recognize our interests in the VIE (also referred to as off-balance sheet).
We are involved in securitizations that typically involve the use of VIEs. For information regarding the company’s securitization activities, refer to Note 11.
In the case of a consolidated on-balance sheet VIE used for a securitization, the underlying assets remain on our Consolidated Balance Sheet with the corresponding obligations to third party beneficial interest holders reflected as debt. We recognize income on the assets, interest expense on the debt issued by the VIE, and losses on the assets as incurred. Consolidation of the VIE precludes us from recording an accounting sale on the transaction.
In securitizations where we are not determined to be the primary beneficiary of the VIE, we must determine whether we achieve a sale for accounting purposes. To achieve a sale for accounting purposes, the financial assets being transferred must be legally isolated, not be constrained by restrictions from further transfer, and be deemed to be beyond our control. We would deem the transaction to be an off-balance sheet securitization if the preceding three criteria for sale accounting are met. If we were to fail any of these three criteria for sale accounting, the transfer would be accounted for as a secured borrowing consistent with the preceding paragraph regarding on-balance sheet VIEs.
The gain or loss recognized on off-balance sheet securitizations take into consideration any assets received or liabilities assumed, including any retained interests, and servicing assets or liabilities (if applicable), which are initially recorded at fair value at the date of sale. Upon the sale of the financial assets, we recognize a gain or loss on sale for the difference between the assets and liabilities recognized, and the assets derecognized. The financial assets obtained from off-balance sheet securitizations are primarily reported as cash or if applicable, retained interests. Retained interests are classified as securities or as other assets depending on their form and structure. The estimate of the fair value of the retained interests and servicing requires us to exercise significant judgment about the timing and amount of future cash flows from the interests. For a discussion on fair value estimates, refer to Note 24.
Gains or losses on off-balance sheet securitizations are reported in gain on mortgage and automotive loans, net, in our Consolidated Statement of Income.
We retain the right to service our consumer and commercial automotive loan and operating lease securitizations. We may receive servicing fees for off-balance sheet securitizations based on the securitized asset balances and certain ancillary fees, all of which are reported in servicing fees in the Consolidated Statement of Income. Typically, the fee we are paid for servicing represents adequate compensation, and consequently, does not result in the recognition of a servicing asset or liability.
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
Investment in Operating Leases
Investment in operating leases, net, represents the automobiles that are underlying our automotive operating lease contracts and is reported at cost, less accumulated depreciation and net of impairment charges and origination fees or costs. Depreciation of vehicles is recorded on a straight-line basis to an estimated residual value over the lease term. Manufacturer support payments that we receive upfront are treated as a reduction to the cost-basis in the underlying operating lease asset, which has the effect of reducing depreciation expense over the life of the contract. We periodically evaluate our depreciation rate for leased vehicles based on expected residual values and adjust depreciation expense over the remaining life of the lease if deemed necessary. Income from operating lease assets that includes lease origination fees, net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term.
We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. Realization of the

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary when there is an indication of impairment based on market considerations and portfolio characteristics. Impairment is determined to exist if fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the operating lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized in 2018, 2017, or 2016. We accrue rental income on our operating leases when collection is reasonably assured. We generally discontinue the accrual of revenue on operating leases at the time an account is determined to be uncollectible, which we determine to be the earliest of (i) the time of repossession, (ii) within 60 days of bankruptcy notification, unless it can be clearly demonstrated that repayment is likely to occur, or (iii) greater than 120 days past due.
When a leased vehicle is returned to us, either at the end of the lease term or through repossession, the asset is reclassified from investment in operating leases, net, to other assets and recorded at the lower-of-cost or estimated fair value, less costs to sell, on our Consolidated Balance Sheet. Any losses recognized at this time are recorded as depreciation expense. Subsequent decline in value and any gain or loss recognized at the time of sale is recognized as a remarketing gain or loss and presented as a component of depreciation expense.
Impairment of Long-lived Assets
The net carrying values of long-lived assets (including property and equipment) are evaluated for impairment whenever events or changes in circumstances indicate that their net carrying values may not be recoverable from the estimated undiscounted future cash flows expected to result from their use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of their net carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment is measured as the amount by which the net carrying amount of the assets exceeds the fair value estimated using a discounted cash flow method. No material impairment was recognized in 2018, 2017, or 2016.
An impairment test on an asset group to be sold or otherwise disposed of is performed upon occurrence of a triggering event or when certain criteria are met (e.g., the asset is planned to be disposed of within twelve months, appropriate levels of authority have approved the sale, there is an active program to locate a buyer, etc.), which cause the disposal group to be classified as held-for-sale. Long-lived assets held-for-sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell. If the net carrying value of the assets held-for-sale exceeds the fair value less cost to sell, we recognize an impairment loss based on the excess of the net carrying amount over the fair value of the assets less cost to sell. Refer to Note 2 for a discussion of discontinued operations.
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
Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired, including identifiable intangibles. We allocate goodwill to applicable reporting units based on the relative fair value of the other net assets allocated to those reporting units at the time of the acquisition. In the event we restructure our business, we may reallocate goodwill. We test goodwill for impairment annually, or more frequently if events and changes in circumstances indicate that it is more likely than not that impairment exists. Our annual goodwill impairment test is performed as of August 31 of each year. In certain situations, we may perform a qualitative assessment to test goodwill for impairment. We may also decide to bypass the qualitative assessment and perform a quantitative assessment. If we perform the qualitative assessment to test goodwill for impairment and conclude that it is more likely than not that the reporting unit’s fair value is greater than its carrying value, then the quantitative assessment is not required. However, if we perform the qualitative assessment and determine that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then we must perform the quantitative assessment. The quantitative assessment uses a two-step process. The first step of the assessment requires us to compare the fair value of each of the reporting units to their respective carrying value. The fair value of the reporting units in our quantitative assessment is determined based on various

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

analyses including discounted cash flow projections using assumptions a market participant would use. If the carrying value is less than the fair value, no impairment exists, and the second step does not need to be completed. If the carrying value is greater than the fair value or there is an indication that impairment may exist, a second step must be performed where we determine the implied value of goodwill based on the individual fair values of the reporting unit’s assets and liabilities, including unrecognized intangibles, to compute the amount of the impairment.
Unearned Insurance Premiums and Service Revenue
Insurance premiums, net of premiums ceded to reinsurers, and service revenue are earned over the terms of the policies. The portion of premiums and service revenue written applicable to the unexpired terms of the policies is recorded as unearned insurance premiums or unearned service revenue. For vehicle service and maintenance contracts, premiums and service revenues are earned on a basis proportionate to the anticipated cost emergence. For additional information related to these contracts, refer to Note 3. For other short duration contracts, premiums and service revenue are earned on a pro rata basis. For further information, refer to Note 4.
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
We use a combination of methods commonly used in the insurance industry, including the chain ladder development factor, expected loss, Bornhuetter Ferguson (BF), and frequency and severity methods to determine the ultimate losses for an individual business line as well as accident year basis depending on the maturity of the accident period and business-line specifics. These methodologies are based on different assumptions and use various inputs to develop alternative estimates of losses. The chain ladder development factor is used for more mature years where expected loss, BF, and frequency and severity methods are used for less mature years. Both paid and incurred loss and loss adjustment expenses are reviewed where available and a weighted average of estimates or a single method may be considered in selecting the final estimate for an individual accident period. We did not change our methodology for developing reserves for insurance losses for the year ended December 31, 2018.
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
Earnings per Common Share
We compute basic earnings per common share by dividing net income from continuing operations attributable to common stockholders after deducting dividends on preferred stock by the weighted-average number of common shares outstanding during the period. We compute diluted earnings per common share by dividing net income from continuing operations after deducting dividends on preferred stock by the weighted-average number of common shares outstanding during the period plus the dilution resulting from incremental shares that would have been outstanding if dilutive potential common shares had been issued (assuming it does not have the effect of antidilution), if applicable.
Derivative Instruments and Hedging Activities
We use derivative instruments primarily for risk management purposes. We do not use derivative instruments for speculative purposes. Certain of our derivative instruments are designated as accounting hedges in qualifying relationships, whereas other derivative instruments

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Changes in the fair value of derivative instruments qualifying as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. For qualifying cash flow hedges, changes in the fair value of the derivative financial instruments are recorded in accumulated other comprehensive income, and recognized in the income statement when the hedged cash flows affect earnings. For a qualifying net investment hedge, the gain or loss is reported in accumulated other comprehensive income as part of the cumulative translation adjustment.
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
We use the portfolio method with respect to reclassification of stranded income tax effects in accumulated other comprehensive income.
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
Share-based Compensation
Our compensation and benefits expenses include the cost of share-based awards issued to employees. For equity classified share-based awards, compensation cost is ratably charged to expense based on the grant date fair value of the awards over the applicable service periods. For liability classified share-based awards, the associated liability is measured quarterly at fair value based on our share price and services rendered at the time of measurement until the awards are paid, with changes in fair value charged to compensation expense in the period in which the change occurs. We have made an accounting policy election to account for forfeitures of share-based awards as they occur. Refer to Note 23 for a discussion of our share-based compensation plans.
Foreign Exchange
Foreign-denominated assets and liabilities resulting from foreign-currency transactions are valued using period-end foreign-exchange rates and the results of operations and cash flows are determined using approximate weighted average exchange rates for the period.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Recently Adopted Accounting Standards
Revenue from Contracts with Customers (ASU 2014-09)
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09. The purpose of this guidance is to streamline and consolidate existing revenue recognition principles in GAAP and to converge revenue recognition principles with International Financial Reporting Standards. The core principle of the amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The amendments include a five step process for consideration of the core principle, guidance on the accounting treatment for costs associated with a contract, and disclosure requirements related to the revenue process. The FASB issued several additional ASUs to clarify guidance and provide implementation support for ASU 2014-09. The clarifying guidance elaborates on the key concepts within ASU 2014-09 and clarifies how those concepts interact with other GAAP requirements. On January 1, 2018, we adopted ASU 2014-09 and all subsequent ASUs that modified ASU 2014-09 (collectively, the amendments to the revenue recognition principles), which have been codified in ASC 606, Revenue from Contracts with Customers, and ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, respectively. We elected to adopt this guidance using the modified retrospective approach applied to all contracts with customers that were not completed as of January 1, 2018. The adoption of the amendments resulted in a reduction to our opening retained earnings of approximately $126 million, net of income taxes. Refer to Note 3 for further details.
Financial Instruments — Recognition and Measurement of Financial Assets (ASU 2016-01)
As of January 1, 2018, we adopted ASU 2016-01. The amendments in this update modify the requirements related to the measurement of certain financial instruments in the statement of financial condition and results of operations. The FASB subsequently issued ASU 2018-03 to clarify guidance and provide implementation support for ASU 2016-01, which we elected to early-adopt as of January 1, 2018, to align with the adoption of ASU 2016-01. For equity investments (other than investments accounted for using the equity method), entities must measure such instruments at fair value with changes in fair value recognized in net income. Changes in fair value for equity securities are no longer recognized through other comprehensive (loss) income, which creates additional volatility in our Consolidated Statement of
Comprehensive Income. Reporting entities may continue to elect to measure certain equity investments that do not have a readily determinable fair value at cost with adjustments for impairment and observable changes in price. In addition, for a liability (other than a derivative liability) that an entity measures at fair value, any change in fair value related to the instrument-specific credit risk, that is the entity’s own-credit, should be presented separately in other comprehensive (loss) income and not as a component of net income. We adopted these amendments, as required, on a modified retrospective basis with a cumulative effect adjustment as of the beginning of the fiscal year of initial adoption. The adoption of the amendments resulted in an increase to our opening accumulated deficit of approximately $20 million, net of income taxes.
Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)
As of January 1, 2018, we elected to early-adopt ASU 2017-12. The amendments in this update enhance the financial reporting of hedging relationships to better align hedge accounting with an entity’s risk-management activities. This update also makes certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP and better portrays economic results through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. We adopted the amendments to all cash flow and net investment hedge relationships that existed on the date of adoption using a modified retrospective approach. No cumulative effect adjustment to our opening retained earnings was required as a result of the adoption. The presentation and disclosure requirements included in this update were adopted prospectively. Refer to Note 21 for further details.
Accumulated Other Comprehensive Income — Reclassification of Certain Tax Effects (ASU 2018-02)
In February 2018, the FASB issued ASU 2018-02. The amendments in this update provide guidance concerning the treatment of the impact of income tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the Tax Act) on items included in accumulated other comprehensive income. Our policy is to use the portfolio method with respect to reclassification of stranded income tax effects in accumulated other comprehensive loss. The amendments in ASU 2018-02 provide entities an election to reclassify the income tax effect of the Tax Act from accumulated other comprehensive income to retained earnings. We elected to early-adopt this standard as of January 1, 2018, and reclassified the effect of the change in the federal corporate income tax rate on items included in accumulated other comprehensive loss. This election resulted in a reclassification of $42 million from accumulated other comprehensive loss to accumulated deficit.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value
Measurement (ASU 2018-13)
In August 2018, the FASB issued ASU 2018-13. The amendments in this update modify, remove, and add certain disclosure requirements for fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The ASU is effective on January 1, 2020, and early adoption is permitted. The amendments include (i) the removal of certain disclosure requirements related to transfers between fair value input levels and the valuation process for Level 3 fair value measurements, (ii) modification of the disclosures on measurement uncertainty and certain disclosures related to investment in entities that calculate net asset value, and (iii) additional disclosure requirements related to changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The modification of the narrative disclosure on measurement uncertainty, the disclosure of changes in unrealized gains and losses, and disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We elected to early-adopt the amendments that allow for removal and modification of certain disclosure requirements, as well as the amendments that require additional fair value measurement disclosures, as of September 30, 2018, and December 31, 2018, respectively. The adoption of these amendments did not result in significant changes to our disclosures and did not have an impact on our financial position or results of operations. Refer to Note 24 for further details.
Recently Issued Accounting Standards
Leases (ASU 2016-02)
In February 2016, the FASB issued ASU 2016-02. The amendments in this update primarily replace the existing accounting requirements for operating leases for lessees. Lessee accounting requirements for finance leases and lessor accounting requirements for operating leases and sales type and direct financing leases (sales-type and direct financing leases were both previously referred to as capital leases) are largely unchanged. The amendments require the lessee of an operating lease to record a balance sheet gross-up upon lease commencement by recognizing a right-of-use asset and lease liability equal to the present value of the lease payments. The right-of-use asset and lease liability should be derecognized in a manner that effectively yields a straight line lease expense over the lease term. In addition to the changes to the lessee operating lease accounting requirements, the amendments also change the types of costs that can be capitalized related to a lease agreement for both lessees and lessors. The amendments also require additional disclosures for all lease types for both lessees and lessors. The FASB has subsequently issued additional ASUs intended to clarify guidance, provide implementation support, and provide an additional transition election. The amendments are effective on January 1, 2019, with early adoption permitted. The amendments must be applied on a modified retrospective basis, and we have selected the transition option that will allow us to record a cumulative adjustment as of the adoption date. We have elected certain practical expedients permitted within the ASU that allow us to not reassess (i) current lease classifications, (ii) whether existing contracts meet the definition of a lease under the amendments to the lease guidance, and (iii) whether current initial direct costs meet the new criteria for capitalization, for all existing leases as of the adoption date. Upon adoption of the amendments on January 1, 2019, we expect to recognize a right-of-use asset of approximately $161 million from operating leases, primarily for our various corporate facilities, a $29 million reduction to accrued expenses and other liabilities for accrued rent and unamortized tenant improvement allowances, and a lease liability of approximately $190 million. Additionally, upon adoption we expect to expand our financial statement disclosures as required by the amendments, as well as implement any necessary changes to our control environment and reporting processes to reflect the requirements of the amendments.
Financial Instruments — Credit Losses (ASU 2016-13)
In June 2016, the FASB issued ASU 2016-13. The amendments in this update introduce a new accounting model to measure credit losses for financial assets measured at amortized cost. Credit losses for financial assets measured at amortized cost should be determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. In effect, the financial asset or group of financial assets should be presented at the net amount expected to be collected. Credit losses will no longer be recorded under the current incurred loss model for financial assets measured at amortized cost. The amendments also modify the accounting for available-for-sale debt securities whereby credit losses will be recorded through an allowance for credit losses rather than a write-down to the security’s cost basis, which allows for reversals of credit losses when estimated credit losses decline. Credit losses for available-for-sale debt securities should be measured in a manner similar to current GAAP. The amendments are effective on January 1, 2020, with early adoption permitted as of January 1, 2019. The amendments must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption. The new accounting model for credit losses represents a significant departure from existing GAAP, and will likely materially increase the allowance for credit losses with a resulting negative adjustment to retained earnings. The amount of the change in the allowance for credit losses will also be impacted by the composition of our portfolio at the adoption date, as well as economic conditions and forecasts at that time. Management created a cross-functional working group to govern the implementation of these amendments, including consideration of model development, data integrity, technology, reporting and disclosure requirements, key accounting interpretations, control environment, and corporate governance. We are in the process of refining and testing the models and procedures that will be used to calculate the credit loss reserves in accordance with these amendments and we plan to run parallel testing during 2019. We plan to adopt these amendments on January 1, 2020, and expect to use the modified retrospective approach as required.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Receivables — Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08)
In March 2017, the FASB issued ASU 2017-08. The amendments in this update require premiums on purchased callable debt securities to be amortized to the security’s earliest call date. Prior to this ASU, premiums and discounts on purchased callable debt securities were generally required to be amortized to the security’s maturity date. The amendments do not require an accounting change for securities held at a discount. The amendments are effective on January 1, 2019, with early adoption permitted. The amendments must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption. Upon adoption of the amendments on January 1, 2019, we expect to recognize the cumulative effect of adoption by recording an increase to our opening accumulated deficit of approximately $10 million, net of taxes. This reduction to total equity will be partially offset by an $8 million decrease to accumulated other comprehensive loss, net of taxes. Additionally, upon adoption we expect to implement any necessary changes to our control environment and reporting processes to reflect the requirements of the amendments.
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
Pretax loss of our discontinued operations for the year ended December 31, 2018, was $1 million. There was no net income due to an offsetting tax benefit. Pretax loss and net income were $2 million and $3 million, respectively, for the year ended December 31, 2017. Pretax loss and net loss were $43 million and $44 million, respectively, for the year ended December 31, 2016.
3.    Revenue from Contracts with Customers
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the impact to our Consolidated Balance Sheet as of January 1, 2018, as a result of adopting the amendments to the revenue recognition principles.

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
The following tables present the impact of adopting the amendments to the revenue recognition principles to our Consolidated Statement of Income, Consolidated Statement of Comprehensive Income, and Consolidated Balance Sheet.

	Year ended December 31, 2018
($ in millions)	As reported	Effect of adoption
Other revenue
Insurance premiums and service revenue earned	$1,022	$(26)
Total other revenue	1,414	(26)
Total net revenue	5,804	(26)
Noninterest expense
Compensation and benefits expense	1,155	(1)
Other operating expenses	1,814	(12)
Total noninterest expense	3,264	(13)
Income from continuing operations before income tax expense	1,622	(13)
Income tax expense from continuing operations	359	(3)
Net income from continuing operations	1,263	(10)
Net income	1,263	(10)
Comprehensive income	$974	$(10)

December 31, 2018 ($ in millions)	As reported	Effect of adoption
Assets
Premiums receivable and other insurance assets	$2,326	$135
Other assets	6,153	44
Total assets	$178,869	$179
Liabilities
Unearned insurance premiums and service revenue	$3,044	$315
Total liabilities	165,601	315
Equity
Accumulated deficit	(5,489)	(136)
Total equity	13,268	(136)
Total liabilities and equity	$178,869	$179

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following is a description of our primary revenue sources that are derived from contracts with customers. As a result of the adoption of the amendments to the revenue recognition principles, our only revenue source for which the recognition pattern was affected was that of noninsurance contracts, as described in this note. Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to our customers, and in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. For information regarding our revenue recognition policies outside the scope of the amendments to the revenue recognition principles of ASC 606, Revenue from Contracts with Customers, refer to Note 1.

•
Noninsurance contracts — We sell VSCs that offer owners mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle limited warranty. We sell GAP contracts that protect the customer against having to pay certain amounts to a lender above the fair market value of their vehicle if the vehicle is damaged and declared a total loss or stolen. We also sell VMCs that provide coverage for certain agreed-upon services, such as oil changes and tire rotations, over the coverage period. We receive payment in full at the inception of each of these contracts. Our performance obligation for these contracts is satisfied over the term of the contract and we recognize revenue over the contract term on a basis proportionate to the anticipated incurrence of costs, as we believe this is the most appropriate method to measure progress towards satisfaction of the performance obligation. Upon adoption of the amendments to the revenue recognition principles, unearned revenue of $289 million was recognized as a component of unearned insurance premiums and service revenue on our Consolidated Balance Sheet associated with outstanding contracts at January 1, 2018, and $91 million of this balance was recognized as insurance premiums and service revenue earned in our Consolidated Statement of Income during the year ended December 31, 2018. At December 31, 2018, we had unearned revenue of $2.6 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $721 million in 2019, $639 million in 2020, $519 million in 2021, $379 million in 2022, and $386 million thereafter. The incremental costs to obtain these contracts are initially deferred and recorded as a component of premiums receivable and other insurance assets on our Consolidated Balance Sheet. These deferred costs are amortized as an expense over the term of the related contract commensurate with how the related revenue is recognized, and are included in compensation and benefits and other operating expenses in our Consolidated Statement of Income. We had deferred insurance assets of $1.5 billion at December 31, 2018, and recognized $427 million of expense during the year ended December 31, 2018.

•
Sale of off-lease vehicles — When a customer’s vehicle lease matures, the customer has the option of purchasing or returning the vehicle. If the vehicle is returned to us, we obtain possession with the intent to sell through SmartAuction—our online auction platform, our dealer channel, or through various other physical auctions. Our performance obligation is satisfied and the remarketing gain or loss is recognized when control of the vehicle has passed to the buyer, which coincides with the sale date. Our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense on operating lease assets in our Consolidated Statement of Income.

•
Remarketing fee income — In addition to using SmartAuction as a remarketing channel for our returned lease vehicles, we maintain the internet auction site and administer the auction process for third-party use. We earn a service fee from dealers for every third-party vehicle sold through SmartAuction. Our performance obligation is to provide the online marketplace for used vehicle transactions to be consummated. This obligation is satisfied and revenue is recognized when control of the vehicle has passed to the buyer, which coincides with the sale date. This revenue is recorded as remarketing fees within other income in our Consolidated Statement of Income.

•
Brokerage commissions and other revenues through Ally Invest — We charge fees to customers related to their use of certain services on our Ally Invest digital wealth management and online brokerage platform. These fees include commissions on customer-directed trades, account service fees, account management fees on professional portfolio management services, and other ancillary fees. Commissions on customer-directed trades and account service fees are based on published fee schedules and are generated from a customer option to purchase the services offered under the contract. These options do not represent a material right and are only considered a contract when the customer executes their option to purchase these services. Based on this, the term of the contract does not extend beyond services provided, and as such revenue is recognized upon the completion of our performance obligation, which we view as the successful execution of the trade or service. Revenue on professional portfolio management services is calculated monthly based upon a fixed percentage of the client’s assets under management. Due to the fact that this revenue stream is composed of variable consideration that is based on factors outside of our control, we have deemed this revenue as constrained and we are unable to estimate the initial transaction price at the inception of the contract. We have elected to use the practical expedient under GAAP to recognize revenue monthly based on the amount we are able to invoice the customer. We also earn revenue from a fee-sharing agreement with our clearing broker related to the interest income the clearing broker earns on customer cash balances and margin loans made to our customers. We concluded the initial transaction price is exclusively variable consideration and, based on the nature of our performance obligation to allow the clearing broker to collect interest income from cash deposits and customer loans from our customers, we are unable to determine the amount of revenue to be recognized until the total customer cash balance or the total interest income recognized on margin loans has been determined, which occurs monthly. These revenue streams are recorded as other income in our Consolidated Statement of Income.

•
Brokered/agent commissions through Insurance operations — We have agreements with third parties to offer various vehicle protection products to consumers. We also have agreements with third-party insurers to offer various insurance coverages to dealers. Our performance obligation for these arrangements is satisfied when a customer or dealer has purchased a vehicle protection product or an insurance policy through the third-party provider. In determining the initial transaction price for these agreements, we noted that revenue on brokered/agent commissions is based on the volume of vehicle protection product contracts sold or a

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

percentage of insurance premium written, which is not known to us at the inception of the agreements with these third-party providers. As such, we believe the initial transaction price is exclusively variable consideration and, based on the nature of the performance obligation, we are unable to determine the amount of revenue we will record until the customer purchases a vehicle protection product or a dealer purchases an insurance policy from the third-party provider. Once we are notified of vehicle protection product sales or insurance policies issued by the third-party providers, we record the commission earned as insurance premiums and service revenues earned in our Consolidated Statement of Income.

•
Deposit account and other banking fees — We charge depositors various account service fees including those for outgoing wires, excessive transactions, overdrafts, stop payments, and returned deposits. These fees are generated from a customer option to purchase services offered under the contract. These options do not represent a material right and are only considered a contract in accordance with the amendments to the revenue recognition principles when the customer exercises their option to purchase these account services. Based on this, the term for our contracts with customers is considered day-to-day, and the contract does not extend beyond the services already provided. Revenue derived from deposit account fees is recorded at the point in time we perform the requested service, and is recorded as other income in our Consolidated Statement of Income. As a debit card issuer, we also generate interchange fee income from merchants during debit card transactions and incur certain corresponding charges from merchant card networks. Our performance obligation is satisfied when we have initiated the payment of funds from a customer’s account to a merchant through our contractual agreements with the merchant card networks. Interchange fees are reported on a net basis as other income in our Consolidated Statement of Income. Gross interchange fee income was $12 million, and interchange expense was $10 million, for the year ended December 31, 2018.

•
Other revenue — Other revenue primarily includes service revenue related to various account management functions, fee income derived from third-party loans arranged through Clearlane—our online automotive lender exchange, and revenue associated with licensing and marketing from the Ally CashBack Credit Card—our co-branded credit card. These revenue streams are recorded as other income in our Consolidated Statement of Income.

The following table presents a disaggregated view of our revenue from contracts with customers included in other revenue that falls within the scope of the amendments to the revenue recognition principles.

Year ended December 31, 2018 ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
Revenue from contracts with customers
Noninsurance contracts	$—	$506	$—	$—	$—	$506
Remarketing fee income	79	—	—	—	—	79
Brokerage commissions and other revenue	—	—	—	—	62	62
Brokered/agent commissions	—	15	—	—	—	15
Deposit account and other banking fees	—	—	—	—	13	13
Other	13	1	—	—	—	14
Total revenue from contracts with customers	92	522	—	—	75	689
All other revenue	177	459	7	38	44	725
Total other revenue (a)	$269	$981	$7	$38	$119	$1,414

(a)	Represents a component of total net revenue. Refer to Note 26 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $90 million for the year ended December 31, 2018, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

4.    Insurance Premiums and Service Revenue Earned
The following table is a summary of insurance premiums and service revenue written and earned.

	2018		2017		2016
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned
Insurance premiums
Direct	$420	$414	$384	$364	$317	$318
Assumed	—	4	2	5	3	5
Gross insurance premiums	420	418	386	369	320	323
Ceded	(219)	(197)	(254)	(188)	(198)	(141)
Net insurance premiums	201	221	132	181	122	182
Service revenue	973	801	864	792	826	763
Insurance premiums and service revenue written and earned	$1,174	$1,022	$996	$973	$948	$945
5.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

Year ended December 31, ($ in millions)	2018	2017	2016
Late charges and other administrative fees	$110	$102	$98
Remarketing fees	79	104	103
Income from equity-method investments	46	14	18
Servicing fees	27	51	64
Other, net	155	130	106
Total other income, net of losses	$417	$401	$389
6.     Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows incurred claims and allocated loss adjustment expenses, net of reinsurance.

	For the years ended December 31, ($ in millions)							December 31, 2018 ($ in millions)
Accident year (a)	2012 (b)	2013 (b)	2014 (b)	2015 (b)	2016	2017	2018	Total of incurred-but-not-reported liabilities plus expected development on reported claims (c)	Cumulative number of reported claims (c)
2012	$435	$430	$423	$423	$423	$422	$422	$—	772,549
2013		376	365	370	370	369	368	—	672,273
2014			390	389	388	388	388	—	525,297
2015				274	271	272	272	—	342,261
2016					326	327	328	—	475,973
2017						310	314	—	481,319
2018							271	19	482,605
Total							$2,363

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table shows cumulative paid claims and allocated loss adjustment expenses, net of reinsurance.

	For the years ended December 31, ($ in millions)
Accident year (a)	2012 (b)	2013 (b)	2014 (b)	2015 (b)	2016	2017	2018
2012	$391	$412	$416	$418	$419	$421	$421
2013		347	364	366	368	368	368
2014			369	388	388	388	388
2015				252	272	272	272
2016					302	327	328
2017						289	315
2018							245
Total							$2,337
All outstanding liabilities for loss and allocated loss adjustment expenses before 2012, net of reinsurance							9
Reserves for insurance losses and allocated loss adjustment expenses, net of reinsurance							$35

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

Year	1	2	3	4	5	6	7
Percentage payout of incurred claims	92.8%	6.1%	0.4%	0.3%	0.1%	0.2%	0.1%
The following table shows a reconciliation of the disclosures of incurred and paid claims development to the reserves for insurance losses and loss adjustment expenses.

December 31, ($ in millions)	2018	2017	2016
Reserves for insurance losses and loss adjustment expenses, net of reinsurance	$35	$30	$38
Total reinsurance recoverable on unpaid claims	96	108	108
Unallocated loss adjustment expenses	3	2	3
Total gross reserves for insurance losses and loss adjustment expenses	$134	$140	$149
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2018	2017	2016
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$140	$149	$169
Less: Reinsurance recoverable	108	108	120
Net reserves for insurance losses and loss adjustment expenses at January 1,	32	41	49
Net insurance losses and loss adjustment expenses incurred related to:
Current year	291	332	345
Prior years (a)	4	—	(3)
Total net insurance losses and loss adjustment expenses incurred	295	332	342
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(263)	(309)	(320)
Prior years	(26)	(32)	(30)
Total net insurance losses and loss adjustment expenses paid or payable	(289)	(341)	(350)
Net reserves for insurance losses and loss adjustment expenses at December 31,	38	32	41
Plus: Reinsurance recoverable	96	108	108
Total gross reserves for insurance losses and loss adjustment expenses at December 31,	$134	$140	$149

(a)	There have been no material adverse changes to the reserve for prior years.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

7.    Other Operating Expenses
Details of other operating expenses were as follows.

Year ended December 31, ($ in millions)	2018	2017	2016
Insurance commissions	$440	$415	$389
Technology and communications	299	284	274
Advertising and marketing	172	133	112
Lease and loan administration	164	159	136
Professional services	133	113	103
Regulatory and licensing fees	121	113	94
Vehicle remarketing and repossession	111	110	95
Premises and equipment depreciation	87	89	84
Occupancy	45	46	51
Non-income taxes	29	21	25
Amortization of intangible assets	11	11	6
Other	202	189	236
Total other operating expenses	$1,814	$1,683	$1,605
8.    Investment Securities
Our investment portfolio includes various debt and equity securities. Our debt securities, which are classified as available-for-sale and held-to-maturity, include government securities, corporate bonds, asset-backed securities, and mortgage-backed securities. The cost, fair value, and gross unrealized gains and losses on available-for-sale and held-to-maturity debt securities were as follows.

	2018				2017
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
December 31, ($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,911	$—	$(60)	$1,851	$1,831	$—	$(54)	$1,777
U.S. States and political subdivisions	816	3	(17)	802	850	11	(7)	854
Foreign government	145	1	(1)	145	153	2	(1)	154
Agency mortgage-backed residential	17,486	47	(395)	17,138	14,412	35	(156)	14,291
Mortgage-backed residential	2,796	1	(111)	2,686	2,517	11	(34)	2,494
Mortgage-backed commercial	718	1	(2)	717	541	1	(1)	541
Asset-backed	723	2	(2)	723	933	4	(1)	936
Corporate debt	1,286	1	(46)	1,241	1,262	5	(11)	1,256
Total available-for-sale securities (a) (b) (c)	$25,881	$56	$(634)	$25,303	$22,499	$69	$(265)	$22,303
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential (d)	$2,319	$6	$(61)	$2,264	$1,863	$3	$(37)	$1,829
Asset-backed retained notes	43	—	—	43	36	—	—	36
Total held-to-maturity securities	$2,362	$6	$(61)	$2,307	$1,899	$3	$(37)	$1,865

(a)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million at both December 31, 2018, and December 31, 2017.

(b)	Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 21 for additional information.

(c)
Available-for-sale securities with a fair value of $9.2 billion and $7.8 billion at December 31, 2018, and December 31, 2017, respectively, were pledged to secure advances from the FHLB, short-term borrowings or repurchase agreements, or for other purposes as required by contractual obligation or law. Under these agreements, we have granted the counterparty the right to sell or pledge $821 million and $1.0 billion of the underlying investment securities at December 31, 2018, and December 31, 2017, respectively.

(d)	Held-to-maturity securities with a fair value of $1.2 billion and $664 million at December 31, 2018, and December 31, 2017, respectively, were pledged to secure advances from the FHLB.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The maturity distribution of debt securities outstanding is summarized in the following tables. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
December 31, 2018
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$1,851	1.9%	$12	1.0%	$1,277	1.8%	$562	2.0%	$—	—%
U.S. States and political subdivisions	802	3.0	49	1.9	43	2.3	252	2.6	458	3.4
Foreign government	145	2.4	18	3.1	60	2.3	67	2.4	—	—
Agency mortgage-backed residential	17,138	3.3	—	—	—	—	54	1.9	17,084	3.3
Mortgage-backed residential	2,686	3.3	—	—	—	—	—	—	2,686	3.3
Mortgage-backed commercial	717	3.8	—	—	3	3.1	46	3.9	668	3.8
Asset-backed	723	3.5	—	—	478	3.4	121	4.0	124	3.3
Corporate debt	1,241	3.1	144	2.8	496	2.9	581	3.3	20	5.5
Total available-for-sale securities	$25,303	3.2	$223	2.6	$2,357	2.4	$1,683	2.8	$21,040	3.3
Amortized cost of available-for-sale securities	$25,881		$224		$2,405		$1,743		$21,509
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$2,319	3.2%	$—	—%	$—	—%	$—	—%	$2,319	3.2%
Asset-backed retained notes	43	2.0	—	—	42	2.0	1	3.3	—	—
Total held-to-maturity securities	$2,362	3.2	$—	—	$42	2.0	$1	3.3	$2,319	3.2
December 31, 2017
Fair value of available-for-sale securities (a)
U.S. Treasury	$1,777	1.7%	$—	—%	$487	1.7%	$1,290	1.8%	$—	—%
U.S. States and political subdivisions	854	2.9	76	1.8	36	2.3	203	2.5	539	3.3
Foreign government	154	2.5	—	—	80	2.5	74	2.4	—	—
Agency mortgage-backed residential	14,291	3.1	—	—	—	—	3	2.9	14,288	3.1
Mortgage-backed residential	2,494	3.1	—	—	—	—	—	—	2,494	3.1
Mortgage-backed commercial	541	3.2	—	—	30	3.1	31	3.1	480	3.2
Asset-backed	936	3.1	—	—	698	3.1	106	3.1	132	2.8
Corporate debt	1,256	2.9	140	2.6	513	2.6	564	3.2	39	4.7
Total available-for-sale securities	$22,303	3.0	$216	2.3	$1,844	2.5	$2,271	2.3	$17,972	3.1
Amortized cost of available-for-sale securities	$22,499		$217		$1,852		$2,314		$18,116
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,863	3.1%	$—	—%	$—	—%	$—	—%	$1,863	3.1%
Asset-backed retained notes	36	1.7	—	—	35	1.7	1	3.0	—	—
Total held-to-maturity securities	$1,899	3.1	$—	—	$35	1.7	$1	3.0	$1,863	3.1

(a)
Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The balances of cash equivalents were $35 million and $10 million at December 31, 2018, and December 31, 2017, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents interest and dividends on investment securities.

Year ended December 31, ($ in millions)	2018	2017	2016
Taxable interest	$690	$534	$375
Taxable dividends	14	12	17
Interest and dividends exempt from U.S. federal income tax	25	22	19
Interest and dividends on investment securities	$729	$568	$411
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period. There were no other-than-temporary impairments of available-for-sale securities for the periods presented.

Year ended December 31, ($ in millions)	2018	2017	2016
Available-for-sale securities
Gross realized gains	$12	$106	$187
Gross realized losses (a)	(1)	(4)	(2)
Net realized gains on available-for-sale securities	11	102	185
Net realized gain on equity securities	60
Net unrealized loss on equity securities (b)	(121)
Other (loss) gain on investments, net	$(50)	$102	$185

(a)
Certain available-for-sale securities were sold at a loss in 2018, 2017, and 2016 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security) or based on corporate actions outside of our control (such as a call by the issuer). Any such sales were made in accordance with our risk-management policies and practices.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The table below summarizes available-for-sale and held-to-maturity securities in an unrealized loss position, which we evaluated for other than temporary impairment applying the methodology described in Note 1. As of December 31, 2018, we did not have the intent to sell the available-for-sale or held-to-maturity securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result of this evaluation, we believe that the securities with an unrealized loss position are not considered to be other-than-temporarily impaired at December 31, 2018.

	2018				2017
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
December 31, ($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$31	$—	$1,758	$(60)	$471	$(8)	$1,305	$(46)
U.S. States and political subdivisions	259	(3)	317	(14)	242	(2)	183	(5)
Foreign government	6	—	74	(1)	80	(1)	4	—
Agency mortgage-backed residential	5,537	(94)	7,808	(301)	4,066	(19)	5,671	(137)
Mortgage-backed residential	1,024	(20)	1,360	(91)	857	(2)	773	(32)
Mortgage-backed commercial	347	(1)	36	(1)	76	(1)	21	—
Asset-backed	294	(1)	124	(1)	220	(1)	91	—
Corporate debt	576	(19)	569	(27)	529	(4)	194	(7)
Total temporarily impaired available-for-sale securities	$8,074	$(138)	$12,046	$(496)	$6,541	$(38)	$8,242	$(227)
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$457	$(6)	$1,376	$(55)	$773	$(5)	$687	$(32)
Asset-backed retained notes	16	—	19	—	35	—	—	—
Total held-to-maturity debt securities	$473	$(6)	$1,395	$(55)	$808	$(5)	$687	$(32)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

9.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at gross carrying value was as follows.

December 31, ($ in millions)	2018	2017
Consumer automotive (a)	$70,539	$68,071
Consumer mortgage
Mortgage Finance (b)	15,155	11,657
Mortgage — Legacy (c)	1,546	2,093
Total consumer mortgage	16,701	13,750
Total consumer	87,240	81,821
Commercial
Commercial and industrial
Automotive	33,672	33,025
Other	4,205	3,887
Commercial real estate	4,809	4,160
Total commercial	42,686	41,072
Total finance receivables and loans (d)	$129,926	$122,893

(a)	Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 21 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $18 million and $20 million at December 31, 2018, and December 31, 2017, respectively, 34% of which are expected to start principal amortization in 2019, and 41% in 2020. The remainder of these loans have exited the interest-only period.

(c)	Includes loans originated as interest-only mortgage loans of $341 million and $496 million at December 31, 2018, and December 31, 2017, respectively, of which 99% have exited the interest-only period.

(d)	Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $587 million and $551 million at December 31, 2018, and December 31, 2017, respectively.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2018	$1,066	$79	$131	$1,276
Charge-offs (a)	(1,383)	(35)	(15)	(1,433)
Recoveries	456	25	7	488
Net charge-offs	(927)	(10)	(8)	(945)
Provision for loan losses	911	(15)	22	918
Other (b)	(2)	(1)	(4)	(7)
Allowance at December 31, 2018	$1,048	$53	$141	$1,242
Allowance for loan losses at December 31, 2018
Individually evaluated for impairment	$44	$23	$56	$123
Collectively evaluated for impairment	1,004	30	85	1,119
Finance receivables and loans at gross carrying value
Ending balance	$70,539	$16,701	$42,686	$129,926
Individually evaluated for impairment	495	231	349	1,075
Collectively evaluated for impairment	70,044	16,470	42,337	128,851

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

December 31, ($ in millions)	2018	2017
Consumer automotive	$578	$1,339
Consumer mortgage	10	9
Commercial	238	—
Total sales and transfers	$826	$1,348
The following table presents information about significant purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

($ in millions)	2018	2017
Consumer automotive	$896	$865
Consumer mortgage	4,446	4,481
Commercial	15	—
Total purchases of finance receivables and loans	$5,357	$5,346

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents an analysis of our past-due finance receivables and loans recorded at gross carrying value.

December 31, ($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
2018
Consumer automotive	$2,107	$537	$296	$2,940	$67,599	$70,539
Consumer mortgage
Mortgage Finance	67	5	4	76	15,079	15,155
Mortgage — Legacy	30	10	42	82	1,464	1,546
Total consumer mortgage	97	15	46	158	16,543	16,701
Total consumer	2,204	552	342	3,098	84,142	87,240
Commercial
Commercial and industrial
Automotive	—	1	31	32	33,640	33,672
Other	—	4	16	20	4,185	4,205
Commercial real estate	—	—	1	1	4,808	4,809
Total commercial	—	5	48	53	42,633	42,686
Total consumer and commercial	$2,204	$557	$390	$3,151	$126,775	$129,926
2017
Consumer automotive	$1,994	$478	$268	$2,740	$65,331	$68,071
Consumer mortgage
Mortgage Finance	60	11	18	89	11,568	11,657
Mortgage — Legacy	43	25	62	130	1,963	2,093
Total consumer mortgage	103	36	80	219	13,531	13,750
Total consumer	2,097	514	348	2,959	78,862	81,821
Commercial
Commercial and industrial
Automotive	5	—	3	8	33,017	33,025
Other	—	—	—	—	3,887	3,887
Commercial real estate	—	—	—	—	4,160	4,160
Total commercial	5	—	3	8	41,064	41,072
Total consumer and commercial	$2,102	$514	$351	$2,967	$119,926	$122,893
The following table presents the gross carrying value of our finance receivables and loans on nonaccrual status.

December 31, ($ in millions)	2018	2017
Consumer automotive	$664	$603
Consumer mortgage
Mortgage Finance	9	25
Mortgage — Legacy	70	92
Total consumer mortgage	79	117
Total consumer	743	720
Commercial
Commercial and industrial
Automotive	203	27
Other	142	44
Commercial real estate	4	1
Total commercial	349	72
Total consumer and commercial finance receivables and loans	$1,092	$792

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

	2018			2017
December 31, ($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$69,875	$664	$70,539	$67,468	$603	$68,071
Consumer mortgage
Mortgage Finance	15,146	9	15,155	11,632	25	11,657
Mortgage — Legacy	1,476	70	1,546	2,001	92	2,093
Total consumer mortgage	16,622	79	16,701	13,633	117	13,750
Total consumer	$86,497	$743	$87,240	$81,101	$720	$81,821
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at gross carrying value.

	2018			2017
December 31, ($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial and industrial
Automotive	$30,799	$2,873	$33,672	$30,982	$2,043	$33,025
Other	3,373	832	4,205	2,986	901	3,887
Commercial real estate	4,538	271	4,809	4,023	137	4,160
Total commercial	$38,710	$3,976	$42,686	$37,991	$3,081	$41,072

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
The following table presents information about our impaired finance receivables and loans.

December 31, ($ in millions)	Unpaid principal balance (a)	Gross carrying value	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
2018
Consumer automotive	$503	$495	$105	$390	$44
Consumer mortgage
Mortgage Finance	15	15	6	9	1
Mortgage — Legacy	221	216	65	151	22
Total consumer mortgage	236	231	71	160	23
Total consumer	739	726	176	550	67
Commercial
Commercial and industrial
Automotive	203	203	112	91	10
Other	159	142	40	102	46
Commercial real estate	4	4	4	—	—
Total commercial	366	349	156	193	56
Total consumer and commercial finance receivables and loans	$1,105	$1,075	$332	$743	$123
2017
Consumer automotive	$438	$430	$91	$339	$36
Consumer mortgage
Mortgage Finance	8	8	4	4	—
Mortgage — Legacy	228	223	58	165	27
Total consumer mortgage	236	231	62	169	27
Total consumer	674	661	153	508	63
Commercial
Commercial and industrial
Automotive	27	27	9	18	3
Other	54	44	10	34	11
Commercial real estate	1	1	—	1	—
Total commercial	82	72	19	53	14
Total consumer and commercial finance receivables and loans	$756	$733	$172	$561	$77

(a)	Adjusted for charge-offs.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents average balance and interest income for our impaired finance receivables and loans.

	2018		2017		2016
Year ended December 31, ($ in millions)	Average balance	Interest income	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$478	$28	$391	$21	$344	$17
Consumer mortgage
Mortgage Finance	11	1	8	—	8	—
Mortgage — Legacy	218	10	234	10	248	9
Total consumer mortgage	229	11	242	10	256	9
Total consumer	707	39	633	31	600	26
Commercial
Commercial and industrial
Automotive	93	4	49	2	35	1
Other	84	—	69	9	60	1
Commercial real estate	5	1	5	—	6	—
Total commercial	182	5	123	11	101	2
Total consumer and commercial finance receivables and loans	$889	$44	$756	$42	$701	$28
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For consumer automotive loans, we may offer several types of assistance to aid our customers, including payment extensions and rewrites of the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at gross carrying value were $812 million, $712 million, and $663 million at December 31, 2018, 2017, and 2016, respectively.
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $4 million, $6 million, and $2 million at December 31, 2018, 2017, and 2016, respectively. Refer to Note 1 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following tables present information related to finance receivables and loans recorded at gross carrying value modified in connection with a TDR during the period.

Year ended December 31, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
2018
Consumer automotive	26,748	$426	$378
Consumer mortgage
Mortgage Finance	23	9	9
Mortgage — Legacy	204	30	29
Total consumer mortgage	227	39	38
Total consumer finance receivables and loans	26,975	$465	$416
2017
Consumer automotive	26,156	$380	$333
Consumer mortgage
Mortgage Finance	4	1	1
Mortgage — Legacy	122	21	21
Total consumer mortgage	126	22	22
Total consumer finance receivables and loans	26,282	$402	$355
2016
Consumer automotive	20,227	$347	$293
Consumer mortgage
Mortgage Finance	7	3	3
Mortgage — Legacy	120	18	18
Total consumer mortgage	127	21	21
Total consumer finance receivables and loans	20,354	$368	$314

Year ended December 31, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
2018
Commercial and industrial
Automotive	3	$4	$4
Other	3	85	82
Total commercial finance receivables and loans	6	$89	$86
2017
Commercial and industrial
Automotive	4	$16	$15
Other	—	44	44
Commercial real estate	2	3	3
Total commercial finance receivables and loans	6	$63	$62
2016
Commercial and industrial
Automotive	1	$7	$7
Total commercial finance receivables and loans	1	$7	$7

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents information about finance receivables and loans recorded at gross carrying value that have redefaulted during the reporting period and were within twelve months or less of being modified as a TDR. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy (refer to Note 1 for additional information) except for commercial finance receivables and loans, where redefault is defined as 90 days past due.

Year ended December 31, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount
2018
Consumer automotive	9,711	$111	$73
Consumer mortgage
Mortgage — Legacy	2	—	—
Total consumer finance receivables and loans	9,713	$111	$73
2017
Consumer automotive	8,829	$102	$71
Consumer mortgage
Mortgage Finance	1	1	—
Mortgage — Legacy	2	—	—
Total consumer finance receivables and loans	8,832	$103	$71
2016
Consumer automotive	7,800	$94	$56
Consumer mortgage
Mortgage — Legacy	4	—	—
Total consumer finance receivables and loans	7,804	$94	$56
Concentration Risk
Consumer
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of loans are in California and Texas, which represent an aggregate of 25.4% and 24.7% of our total outstanding consumer finance receivables and loans at December 31, 2018, and December 31, 2017, respectively.
The following table shows the percentage of total consumer finance receivables and loans recorded at gross carrying value by state concentration.

	2018 (a)		2017
December 31,	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.4%	36.9%	8.2%	34.6%
Texas	12.8	6.2	13.2	6.5
Florida	8.8	4.7	8.5	4.8
Pennsylvania	4.5	1.4	4.6	1.5
Illinois	4.1	3.0	4.2	3.2
Georgia	4.1	2.8	4.2	2.5
North Carolina	3.9	1.7	3.7	1.8
New York	3.1	2.4	3.0	2.2
Ohio	3.5	0.4	3.4	0.5
New Jersey	2.7	2.1	2.6	2.1
Other United States	44.1	38.4	44.4	40.3
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2018.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. The following table shows the percentage of total commercial real estate finance receivables and loans reported at gross carrying value by state concentration.

December 31,	2018	2017
Texas	15.5%	15.7%
Florida	11.6	10.3
California	8.3	8.2
Michigan	6.8	7.7
New York	4.8	2.1
Georgia	4.0	4.6
North Carolina	3.6	3.6
South Carolina	3.4	3.5
New Jersey	3.1	3.6
Utah	2.6	1.6
Other United States	36.3	39.1
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

December 31,	2018	2017
Automotive	80.6%	76.3%
Services	5.0	6.7
Health/Medical	3.7	4.9
Other	10.7	12.1
Total commercial criticized finance receivables and loans	100.0%	100.0%
10.    Investment in Operating Leases, Net
Investment in operating leases were as follows.

December 31, ($ in millions)	2018	2017
Vehicles	$9,995	$10,556
Accumulated depreciation	(1,578)	(1,815)
Investment in operating leases, net	$8,417	$8,741
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

Year ended December 31, ($ in millions)	2018	2017	2016
Depreciation expense on operating lease assets (excluding remarketing gains)	$1,115	$1,368	$1,982
Remarketing gains, net	(90)	(124)	(213)
Net depreciation expense on operating lease assets	$1,025	$1,244	$1,769

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the future lease nonresidual rental payments due from customers for vehicles on operating leases.

Year ended December 31, ($ in millions)
2019	$1,308
2020	830
2021	297
2022	27
2023 and thereafter	3
Total	$2,465
11.    Securitizations and Variable Interest Entities
Overview
We securitize, transfer, and service consumer and commercial automotive loans, and operating leases. We often securitize these loans and notes secured by operating leases (collectively referred to as financial assets) using special purpose entities (SPEs). SPEs are often VIEs and may or may not be included on our Consolidated Balance Sheet.
Securitizations
In executing a securitization, we typically sell pools of financial assets to a wholly owned, bankruptcy-remote SPE, which then transfers the financial assets to a separate, transaction-specific SPE for cash, and typically, other retained interests. The SPE is funded through the issuance of beneficial interests, which could take the form of notes or residual interests and can be sold to investors or retained by us. We typically hold retained beneficial interests in our securitizations including, but not limited to, retained notes, certificated residual interests, as well as certain noncertificated interests retained from the sale of automotive finance receivables. If sold, the beneficial interests only entitle the investors to specified cash flows generated from the underlying securitized assets. If retained, the interests provide credit enhancement to the SPE as they may absorb credit losses or other cash shortfalls and may represent a form of significant continuing economic interests. In addition to providing a source of liquidity and cost-efficient funding, securitizing these financial assets also reduces our credit exposure to the borrowers beyond any economic interest we may retain.
The SPEs are limited to specific activities by their respective legal documents, but are generally allowed to acquire the financial assets, to issue beneficial interests to investors to fund the acquisition of the financial assets, and to enter into interest rate hedges to mitigate certain risks related to the financial assets or beneficial interests of the entity. A servicer, who is generally us, is appointed pursuant to the underlying legal documents to service the assets the SPE holds and the beneficial interests it issues. Servicing functions include, but are not limited to, general collections activity on current and noncurrent accounts, loss mitigation efforts including repossession and sale of collateral, as well as preparing and furnishing statements summarizing the asset and beneficial interest performance. These servicing responsibilities constitute continued involvement in the transferred financial assets.
Cash flows from the securitized financial assets represent the sole source for payment of distributions on the beneficial interests issued by the SPE and for payments to the parties that perform services for the SPE, such as the servicer or the trustee.
We generally hold certain conditional repurchase options specific to securitizations that allow us to repurchase assets from the securitization entity. The majority of the securitizations provide us, as servicer, with a call option that allows us to repurchase the remaining transferred financial assets or redeem outstanding beneficial interests at our discretion once the asset pool reaches a predefined level, which represents the point where servicing becomes administratively burdensome (a clean-up call option). The repurchase price is typically the discounted securitization balance of the assets plus accrued interest when applicable. We generally have discretion regarding when or if we will exercise these options, but we would do so only when it is in our best interest.
Other than our customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the SPEs are held by third parties. Representation and warranty provisions generally require us to repurchase assets or indemnify the investor or other party for incurred losses to the extent it is determined that the assets were ineligible or were otherwise defective at the time of sale. We did not provide any non-contractual financial support to any of these entities during 2018, 2017, or 2016.
Variable Interest Entities
The VIEs included on the Consolidated Balance Sheet represent separate entities where we are deemed to be the primary beneficiary, primarily due to our servicing activities and our beneficial interests in the VIE that could be potentially significant. We determine whether we have a potentially significant beneficial interest in the VIE based on the consideration of both qualitative and quantitative factors regarding the nature, size, and form of our involvement in the VIE. The third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to us, except for the customary representation and warranty provisions. In addition, the cash flows from the assets are restricted only to pay such liabilities. Thus, our economic exposure to loss from outstanding third-party financing related to consolidated VIEs is limited to the carrying value of the consolidated VIE assets. Generally, all assets of

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

consolidated VIEs are restricted for the beneficial interest holders. For additional information regarding our significant accounting policies for consolidated VIEs, refer to the Securitizations and Variable Interest Entities section of Note 1.
The nature, purpose, and activities of nonconsolidated SPEs are similar to those of our consolidated SPEs with the primary difference being the nature and extent of our continuing involvement. For nonconsolidated SPEs, the transferred financial assets are removed from our balance sheet provided the conditions for sale accounting are met. The financial assets obtained from the securitization are primarily reported as cash or retained interests (if applicable). Liabilities incurred as part of these securitizations, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction. With respect to our ongoing right to service the assets we sell, the servicing fee we receive represents adequate compensation, and consequently, we do not recognize a servicing asset or liability.
The pretax gain on sales of financial assets into nonconsolidated VIEs was $1 million for the year ended December 31, 2018. There was a pretax gain of $2 million for the year ended December 31, 2017, while there were no pretax gains or losses for the year ended December 31, 2016. For additional information regarding the company’s significant accounting policies for nonconsolidated VIEs, refer to the Variable Interest Entities and Securitizations section of Note 1.
We provide long-term guarantee contracts to investors in certain nonconsolidated affordable housing entities and have extended a line of credit to provide liquidity. Since we do not have control over the entities or the power to make decisions, we do not consolidate the entities and our involvement is limited to the guarantee and the line of credit.
We are involved with various other nonconsolidated equity investments, including affordable housing entities and venture capital funds and loan funds. We do not consolidate these entities and our involvement is limited to our outstanding investment, additional capital committed to these funds plus any previously recognized low income housing tax credits that are subject to recapture.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents our involvement in consolidated and nonconsolidated VIEs in which we hold variable interests. For additional detail related to the assets and liabilities of consolidated variable interest entities refer to the Consolidated Balance Sheet.

December 31, ($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
2018
On-balance sheet variable interest entities
Consumer automotive	$16,255	(b)	$6,573	(c)
Commercial automotive	11,089		3,946
Off-balance sheet variable interest entities
Consumer automotive (d)	45	(e)	—		$1,235	$1,280	(f)
Commercial other	806	(g)	326	(h)	—	1,054	(i)
Total	$28,195		$10,845		$1,235	$2,334
2017
On-balance sheet variable interest entities
Consumer automotive	$17,597	(b)	$7,677	(c)
Commercial automotive	12,550		2,558
Off-balance sheet variable interest entities
Consumer automotive	37	(e)	—		$1,964	$2,001	(f)
Commercial other	592	(g)	248	(h)	—	790	(i)
Total	$30,776		$10,483		$1,964	$2,791

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $8.4 billion and $8.5 billion of assets that were not encumbered by VIE beneficial interests held by third parties at December 31, 2018, and December 31, 2017, respectively. Ally or consolidated affiliates hold the interests in these assets.

(c)	Includes $25 million and $29 million of liabilities that were not obligations to third-party beneficial interest holders at December 31, 2018, and December 31, 2017, respectively.

(d)
In September 2018, we sold residual interests related to an on-balance sheet VIE to an unrelated third party. As a result of this sale, we are no longer the primary beneficiary of the VIE, and as such have deconsolidated its assets and liabilities from our Consolidated Balance Sheet including $545 million and $497 million of consumer automotive loans and long-term debt, respectively. We received cash proceeds of $24 million related to this sale, and recognized a pretax gain on sale of $1 million. We will continue to service the assets previously transferred to the VIE.

(e)
Represents retained notes and certificated residual interests, of which $43 million and $36 million were classified as held-to-maturity securities at December 31, 2018, and December 31, 2017, respectively, and $2 million and $1 million were classified as other assets at December 31, 2018, and December 31, 2017, respectively. These assets represent our compliance with the risk retention rules under the Dodd-Frank Act, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations.

(f)
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

(g)	Amounts are classified as other assets.

(h)	Amounts are classified as accrued expenses and other liabilities.

(i)
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

On-balance Sheet Variable Interest Entities
The assets of consolidated VIEs that can be used only to settle obligations of the consolidated VIEs and the liabilities of those entities for which creditors or beneficial interest holders do not have recourse to our general credit were as follows.

December 31, ($ in millions)	2018	2017
Assets
Finance receivables and loans, net
Consumer	$7,282	$8,186
Commercial	10,804	12,437
Allowance for loan losses	(114)	(136)
Total finance receivables and loans, net	17,972	20,487
Investment in operating leases, net	164	444
Other assets	767	689
Total assets	$18,903	$21,620
Liabilities
Long-term debt	$10,482	$10,197
Accrued expenses and other liabilities	12	9
Total liabilities	$10,494	$10,206
Cash Flows with Off-balance Sheet Securitization Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive assets (e.g., servicing) that were outstanding during the years ended December 31, 2018, 2017, and 2016. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

Year ended December 31, ($ in millions)	Consumer automotive	Consumer mortgage
2018
Cash proceeds from transfers completed during the period	$24	$—
Cash flows received on retained interests in securitization entities	20	—
Servicing fees	18	—
Cash disbursements for repurchases during the period	(4)	—
Representation and warranty recoveries	—	2
2017
Cash proceeds from transfers completed during the period	$1,187	$—
Cash disbursements for repurchases during the period (a)	(491)	—
Servicing fees	31	—
Cash flows received on retained interests in securitization entities	21	—
Other cash flows	4	—
2016
Cash proceeds from transfers completed during the period	$1,715	$—
Servicing fees	35	—
Other cash flows	8	—

(a)
During the second quarter of 2017, we elected to not renew a consumer automotive credit conduit facility and also purchased the related consumer automotive loans and settled associated retained interests.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Delinquencies and Net Credit Losses
The following tables present quantitative information about delinquencies and net credit losses for off-balance sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
December 31, ($ in millions)	2018	2017	2018	2017
Off-balance sheet securitization entities
Consumer automotive	$1,235	$1,964	$13	$16
Whole-loan sales (a)
Consumer automotive	634	1,399	3	4
Total	$1,869	$3,363	$16	$20

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

	Net credit losses
Year ended December 31, ($ in millions)	2018	2017
Off-balance sheet securitization entities
Consumer automotive	$10	$13
Whole-loan sales (a)
Consumer automotive	2	3
Total	$12	$16

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.
12.    Premiums Receivable and Other Insurance Assets
Premiums receivable and other insurance assets consisted of the following.

December 31, ($ in millions)	2018	2017
Prepaid reinsurance premiums	$527	$507
Reinsurance recoverable on unpaid losses	96	108
Reinsurance recoverable on paid losses	22	19
Premiums receivable	88	84
Deferred policy acquisition costs	1,593	1,329
Total premiums receivable and other insurance assets	$2,326	$2,047

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

13.    Other Assets
The components of other assets were as follows.

December 31, ($ in millions)	2018	2017
Property and equipment at cost	$1,250	$1,064
Accumulated depreciation	(686)	(608)
Net property and equipment	564	456
Nonmarketable equity investments (a)	1,410	1,233
Restricted cash held for securitization trusts (b)	965	923
Investment in qualified affordable housing projects (c)	649	472
Accrued interest, fees, and rent receivables	599	550
Net deferred tax assets	317	461
Equity method-investments (d)	262	220
Goodwill (e)	240	240
Other accounts receivable	203	116
Restricted cash and cash equivalents (f)	124	94
Fair value of derivative contracts in receivable position (g)	41	39
Cash collateral placed with counterparties	26	29
Other assets	753	830
Total other assets	$6,153	$5,663

(a)
Includes investments in FHLB stock of $903 million and $745 million at December 31, 2018, and 2017, respectively; FRB stock of $448 million and $445 million at December 31, 2018, and 2017, respectively; and equity securities without a readily determinable fair value of $59 million at December 31, 2018, measured at cost with adjustments for impairment and observable changes in price. During the year ended December 31, 2018, we recorded $2 million in impairment related to equity securities without a readily determinable fair value.

(b)
Includes restricted cash collected from customer payments on securitized receivables, which are distributed by us to investors as payments on the related secured debt, and cash reserve deposits utilized as a form of credit enhancement for various securitization transactions.

(c)
Investment in qualified affordable housing projects are accounted for using the proportional amortization method of accounting and include $319 million and $240 million of unfunded commitments to provide additional capital contributions to investees at December 31, 2018, and 2017, respectively. Substantially all of the unfunded commitments at December 31, 2018, are expected to be paid out over the next five years.

(d)	Primarily relates to investments made in connection with our CRA program.

(e)
Includes goodwill of $27 million within our Insurance operations at both December 31, 2018, and 2017; $193 million within Corporate and Other at both December 31, 2018, and 2017; and $20 million within Automotive Finance operations at both December 31, 2018, and 2017. As a result of our acquisition of TradeKing Group, Inc. (TradeKing), we recognized $193 million of goodwill within Corporate and Other on June 1, 2016. On August 1, 2016, we purchased assets from Blue Yield and recognized $20 million of goodwill within Automotive Finance operations. No other changes to the carrying amount of goodwill were recorded during the years ended December 31, 2018, 2017, and 2016.

(f)
Primarily represents a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, or letter of credit arrangements and corresponding collateral requirements.

(g)	For additional information on derivative instruments and hedging activities, refer to Note 21.
14.    Deposit Liabilities
Deposit liabilities consisted of the following.

December 31, ($ in millions)	2018	2017
Noninterest-bearing deposits	$142	$108
Interest-bearing deposits
Savings and money market checking accounts	56,050	49,267
Certificates of deposit	49,985	43,869
Dealer deposits	1	12
Total deposit liabilities	$106,178	$93,256
At December 31, 2018, and December 31, 2017, certificates of deposit included $21.0 billion and $18.9 billion, respectively, of those in denominations of $100 thousand or more. At December 31, 2018, and December 31, 2017, certificates of deposit included $6.1 billion and $5.3 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the scheduled maturity of total certificates of deposit at December 31, 2018.

($ in millions)
Due in 2019	$31,518
Due in 2020	11,687
Due in 2021	4,569
Due in 2022	1,493
Due in 2023	718
Total certificates of deposit	$49,985
15.    Debt
Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	2018			2017
December 31, ($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$2,477	$—	$2,477	$3,171	$—	$3,171
Federal Home Loan Bank	—	6,825	6,825	—	7,350	7,350
Securities sold under agreements to repurchase	—	685	685	—	892	892
Total short-term borrowings	$2,477	$7,510	$9,987	$3,171	$8,242	$11,413
Weighted average interest rate (b)			2.5%			1.5%

(a)	Refer to the section below titled Long-term Debt for further details on assets restricted as collateral for payment of the related debt.

(b)	Based on the debt outstanding and the interest rate at December 31 of each year.
We periodically enter into term repurchase agreements, short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of December 31, 2018, the securities sold under agreements to repurchase consisted of $436 million of U.S. Treasury securities and $249 million of agency mortgage-backed residential debt securities set to mature as follows: $575 million within 30 days, and $110 million within 31 to 60 days. Refer to Note 8 and Note 25 for further details.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. At December 31, 2018, we did not place any collateral, and we received cash collateral totaling $8 million and noncash collateral totaling $4 million. At December 31, 2017, we placed cash collateral totaling $10 million and received cash collateral totaling $1 million.
Long-term Debt
The following tables present the composition of our long-term debt portfolio.

December 31, ($ in millions)	Amount	Stated interest rate	Weighted-average stated interest rate (a)	Due date range
2018
Unsecured debt
Fixed rate (b)	$9,406
Variable rate	1
Trust preferred securities (c)	2,572
Hedge basis adjustment (d)	128
Total unsecured debt	12,107	2.42–8.40%	6.29%	2019–2049
Secured debt
Fixed rate	23,514
Variable rate (e)	8,633
Hedge basis adjustment (d)	(61)
Total secured debt (f) (g) (h)	32,086	1.26–4.50%	2.54%	2019–2037
Total long-term debt	$44,193
2017
Unsecured debt
Fixed rate (b)	$12,820
Variable rate	1
Trust preferred securities (c)	2,570
Hedge basis adjustment (d)	240
Total unsecured debt	15,631	1.48–8.00%	5.68%	2018–2049
Secured debt
Fixed rate	18,845
Variable rate (e)	9,782
Hedge basis adjustment (d)	(32)
Total secured debt (f) (g) (h)	28,595	0.63–4.50%	1.96%	2018–2036
Total long-term debt	$44,226

(a)	Based on the debt outstanding and the interest rate at December 31 of each year excluding any impacts of interest rate hedges.

(b)	Includes subordinated debt of $1.0 billion and $1.4 billion at December 31, 2018, and 2017, respectively.

(c)	Refer to the section below titled Trust Preferred Securities for further information.

(d)	Represents the basis adjustment associated with the application of hedge accounting on certain of our long-term debt positions. Refer to Note 21 for additional information.

(e)	Includes $5 million and $8 million at December 31, 2018, and 2017, respectively, of long-term debt that does not have a stated interest rate.

(f)	Includes $10.5 billion and $10.2 billion of VIE secured debt at December 31, 2018, and 2017, respectively.

(g)	Includes $6.7 billion and $8.1 billion of debt outstanding from our automotive committed secured credit facilities at December 31, 2018, and 2017, respectively.

(h)	Includes advances from the FHLB of Pittsburgh of $14.9 billion and $10.3 billion at December 31, 2018, and 2017, respectively.

	2018			2017
December 31, ($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$1,663	$7,313	$8,976	$3,540	$7,497	$11,037
Due after one year	10,444	24,773	35,217	12,091	21,098	33,189
Total long-term debt	$12,107	$32,086	$44,193	$15,631	$28,595	$44,226

(a)	Includes basis adjustments related to the application of hedge accounting. Amounts for December 31, 2017, have been updated to conform to this change in presentation.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

To achieve the desired balance between fixed- and variable-rate debt, we utilize interest rate swap agreements. The use of these derivative financial instruments had the effect of synthetically converting $3.8 billion of our fixed-rate debt into variable-rate obligations, and $3.4 billion of our variable-rate debt into fixed-rate obligations at December 31, 2017. We did not have any derivative financial instruments that synthetically converted fixed-rate debt into variable-rate obligations or variable-rate debt into fixed rate obligations at December 31, 2018.
The following table presents the scheduled remaining maturity of long-term debt at December 31, 2018, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2019	2020	2021	2022	2023	2024 and thereafter	Total
Unsecured
Long-term debt	$1,704	$2,257	$698	$1,069	$12	$7,502	$13,242
Original issue discount	(41)	(41)	(45)	(49)	(56)	(903)	(1,135)
Total unsecured	1,663	2,216	653	1,020	(44)	6,599	12,107
Secured
Long-term debt	7,313	7,363	10,195	5,321	1,230	664	32,086
Total long-term debt	$8,976	$9,579	$10,848	$6,341	$1,186	$7,263	$44,193
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	2018			2017
December 31, ($ in millions)	Total (a)		Ally Bank	Total (a)		Ally Bank
Investment securities (b)	$10,280		$9,564	$8,371		$7,443
Mortgage assets held-for-investment and lending receivables	16,498		16,498	13,579		13,579
Consumer automotive finance receivables	17,015		9,715	19,787		6,200
Commercial automotive finance receivables	15,563		15,563	16,567		16,472
Operating leases	170		—	457		—
Total assets restricted as collateral (c) (d)	$59,526		$51,340	$58,761		$43,694
Secured debt	$39,596	(e)	$32,072	$36,837	(e)	$23,278

(a)	Ally Bank is a component of the total column.

(b)
A portion of the restricted investment securities at December 31, 2018, and December 31, 2017, were restricted under repurchase agreements. Refer to the section above titled Short-term Borrowings for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $30.8 billion and $25.2 billion at December 31, 2018, and December 31, 2017, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans and investment securities. Ally Bank has access to the FRB Discount Window. Ally Bank had assets pledged and restricted as collateral to the FRB totaling $2.4 billion and $2.3 billion at December 31, 2018, and December 31, 2017, respectively. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Consolidated Balance Sheet. Refer to Note 13 for additional information.

(e)	Includes $7.5 billion and $8.2 billion of short-term borrowings at December 31, 2018, and December 31, 2017, respectively.
Trust Preferred Securities
At December 31, 2018, we have issued and outstanding approximately $2.6 billion in aggregate liquidation preference of 8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 (Series 2 TRUPS). Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions are payable at an annual rate equal to three-month London interbank offer rate plus 5.785% payable quarterly in arrears. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Covenants and Other Requirements
In secured funding transactions, there are trigger events that could cause the debt to be prepaid at an accelerated rate or could cause our usage of the committed secured credit facility to be discontinued. The triggers are generally based on the financial health and performance of the servicer as well as performance criteria for the pool of receivables, such as delinquency ratios, loss ratios, and commercial payment rates. During 2018, there were no trigger events that resulted in the repayment of debt at an accelerated rate or impacted the usage of our facilities.
Funding Facilities
We utilize both committed secured credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Consolidated Balance Sheet.
As of December 31, 2018, Ally Bank had exclusive access to $4.8 billion of funding capacity from committed credit facilities. Ally Bank’s credit facilities are complemented by the FRB and FHLB funding programs.
The total capacity in our credit facilities is provided by banks through private transactions. The facilities can be revolving in nature, generally having an original tenor ranging from 364 days to two years, and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the commitment period. At December 31, 2018, all of our $8.6 billion of capacity was revolving. As of December 31, 2018, we had $7.0 billion of capacity from facilities with a remaining tenor greater than 364 days.
Committed Secured Credit Facilities

	Outstanding		Unused capacity (a)		Total capacity
December 31, ($ in millions)	2018	2017	2018	2017	2018	2017
Bank funding
Secured	$3,500	$1,785	$1,300	$890	$4,800	$2,675
Parent funding
Secured	3,165	6,330	635	2,920	3,800	9,250
Total committed secured credit facilities	$6,665	$8,115	$1,935	$3,810	$8,600	$11,925

(a)
Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

16.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

December 31, ($ in millions)	2018	2017
Accounts payable	$516	$746
Unfunded commitments for investment in qualified affordable housing projects	319	240
Employee compensation and benefits	255	248
Reserves for insurance losses and loss adjustment expenses	134	140
Cash collateral received from counterparties	41	17
Fair value of derivative contracts in payable position (a)	37	41
Deferred revenue	27	32
Other liabilities	347	316
Total accrued expenses and other liabilities	$1,676	$1,780

(a)	For additional information on derivative instruments and hedging activities, refer to Note 21.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

17.    Equity
Common Stock
The following table presents changes in the number of shares issued and outstanding.

Year ended December 31, (shares in thousands) (a)	2018	2017	2016
Common stock
Total issued at January 1,	489,884	485,708	482,791
New issuances
Employee benefits and compensation plans	2,914	4,176	2,917
Total issued at December 31,	492,797	489,884	485,708
Treasury balance at January 1,	(52,830)	(18,707)	(811)
Repurchase of common stock (b)	(35,068)	(34,122)	(17,897)
Total treasury stock at December 31,	(87,898)	(52,830)	(18,707)
Total outstanding at December 31,	404,900	437,054	467,000

(a)	Figures in the table may not recalculate exactly due to rounding. Number of shares issued, in treasury, and outstanding are calculated based on unrounded numbers.

(b)
Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans. Refer to the section titled Capital Planning and Stress Tests in Note 20 for additional information regarding our common-stock-repurchase program.

18.    Accumulated Other Comprehensive Loss
The following table presents changes, net of tax, in each component of accumulated other comprehensive loss.

($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive loss
Balance at January 1, 2016	$(159)	$9	$8	$(89)	$(231)
2016 net change	(114)	5	—	(1)	(110)
Balance at December 31, 2016	(273)	14	8	(90)	(341)
2017 net change	100	2	3	1	106
Balance at December 31, 2017, before cumulative effect of adjustments	$(173)	$16	$11	$(89)	$(235)
Cumulative effect of changes in accounting principles, net of tax (c)
Adoption of Accounting Standards Update 2016-01	27	—	—	—	27
Adoption of Accounting Standards Update 2018-02	(40)	4	—	(6)	(42)
Balance at January 1, 2018, after cumulative effect of adjustments	(186)	20	11	(95)	(250)
2018 net change	(295)	(2)	8	—	(289)
Balance at December 31, 2018	$(481)	$18	$19	$(95)	$(539)

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 21.

(c)	Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following tables present the before- and after-tax changes in each component of accumulated other comprehensive (loss) income.

Year ended December 31, 2018 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(375)		$88		$(287)
Less: Net realized gains reclassified to income from continuing operations	11	(a)	(3)	(b)	8
Net change	(386)		91		(295)
Translation adjustments
Net unrealized losses arising during the period	(14)		3		(11)
Net investment hedges (c)
Net unrealized gains arising during the period	12		(3)		9
Cash flow hedges (c)
Net unrealized gains arising during the period	12		(2)		10
Less: Net realized gains reclassified to income from continuing operations	2	(d)	—		2
Net change	10		(2)		8
Defined benefit pension plans
Net unrealized gains arising during the period	1		(1)		—
Other comprehensive loss	$(377)		$88		$(289)

(a)	Includes gains reclassified to other loss on investments, net in our Consolidated Statement of Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Consolidated Statement of Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 21.

(d)	Includes gains reclassified to interest on deposits and interest on long-term debt in our Consolidated Statement of Income.

Year ended December 31, 2017 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$237		$(45)		$192
Less: Net realized gains reclassified to income from continuing operations	105	(a)	(13)	(b)	92
Net change	132		(32)		100
Translation adjustments
Net unrealized gains arising during the period	12		(4)		8
Net investment hedges (c)
Net unrealized losses arising during the period	(10)		4		(6)
Cash flow hedges (c)
Net unrealized gains arising during the period	5		(2)		3
Defined benefit pension plans
Net unrealized gains arising during the period	1		—		1
Other comprehensive income	$140		$(34)		$106

(a)	Includes gains reclassified to other gain on investments, net in our Consolidated Statement of Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Consolidated Statement of Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 21.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2016 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$13		$20		$33
Less: Net realized gains reclassified to income from continuing operations	185	(a)	(38)	(b)	147
Net change	(172)		58		(114)
Translation adjustments
Net unrealized gains arising during the period	5		(2)		3
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(1)		—		(1)
Net change	6		(2)		4
Net investment hedges (c)
Net unrealized gains arising during the period	1		—		1
Defined benefit pension plans
Net unrealized losses arising during the period	(5)		2		(3)
Less: Net realized losses reclassified to income from continuing operations	(4)	(d)	2	(b)	(2)
Net change	(1)		—		(1)
Other comprehensive loss	$(166)		$56		$(110)

(a)	Includes gains reclassified to other gain on investments, net in our Consolidated Statement of Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Consolidated Statement of Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 21.

(d)	Includes gains reclassified to compensation and benefits expense in our Consolidated Statement of Income.
19.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

Year ended December 31, ($ in millions, except per share data; shares in thousands) (a)	2018	2017	2016
Net income from continuing operations	$1,263	$926	$1,111
Preferred stock dividends	—	—	(30)
Net income from continuing operations attributable to common stockholders	1,263	926	1,081
Income (loss) from discontinued operations, net of tax	—	3	(44)
Net income attributable to common stockholders	$1,263	$929	$1,037
Basic weighted-average common shares outstanding (b)	425,165	453,704	481,105
Diluted weighted-average common shares outstanding (b)	427,680	455,350	482,182
Basic earnings per common share
Net income from continuing operations	$2.97	$2.04	$2.25
Income (loss) from discontinued operations, net of tax	—	0.01	(0.09)
Net income	$2.97	$2.05	$2.15
Diluted earnings per common share
Net income from continuing operations	$2.95	$2.03	$2.24
Income (loss) from discontinued operations, net of tax	—	0.01	(0.09)
Net income	$2.95	$2.04	$2.15

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)	Includes shares related to share-based compensation that vested but were not yet issued.
20.    Regulatory Capital and Other Regulatory Matters
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Ally and Ally Bank are subject to capital requirements issued by U.S. banking regulators that require us to maintain risk-based and leverage capital ratios above minimum levels. As of January 1, 2015, Ally and Ally Bank became subject to the rules implementing the 2010 Basel III capital framework in the United States (U.S. Basel III), which generally reflects higher capital requirements, capital buffers, and changes to regulatory capital definitions, deductions and adjustments, relative to the predecessor requirements implementing the Basel I capital framework in the United States. Certain aspects of U.S. Basel III, including the capital buffers were subject to a phase-in period through December 31, 2018.
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
In December 2018, the FRB and other U.S. banking agencies approved a final rule to mitigate the impact of CECL on regulatory capital by allowing BHCs and banks, including Ally, to phase in the day-one impact of CECL over a period of three years for regulatory capital purposes. In addition, the FRB announced that although BHCs subject to company-run stress tests as part of CCAR must incorporate CECL beginning in the 2020 cycle, the FRB also further clarified that, in order to reduce uncertainty, it will maintain its current modeling framework for the allowance for loan losses in supervisory stress tests through the 2021 cycle.
In May 2018, targeted amendments to the Dodd-Frank Act and other financial-services laws were enacted through the Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCP Act), including amendments that affect whether and, if so, how the FRB applies enhanced prudential standards to BHCs like us with $100 billion or more but less than $250 billion in total consolidated assets. During the fourth quarter of 2018, the FRB and other U.S. banking agencies issued proposals that would implement these amendments in the EGRRCP Act and establish risk-based categories for determining the prudential standards and the capital and liquidity requirements that apply to large U.S. banking organizations. Under the proposals, Ally would be treated as a Category IV firm and, as such, would be (1) made subject to the FRB’s Comprehensive Capital Analysis and Review (CCAR) on a two-year cycle rather than the current one-year cycle, (2) made subject to supervisory stress testing on a two-year cycle rather than the current one-year cycle, (3) required to continue submitting an annual capital plan to the FRB for non-objection, (4) allowed to continue excluding accumulated other comprehensive income (AOCI) from regulatory capital, (5) required to continue maintaining a buffer of unencumbered highly liquid assets to meet projected net cash outflows for 30 days, (6) required to conduct liquidity stress tests on a quarterly basis rather than the current monthly basis, (7) allowed to engage in more tailored liquidity risk management, including monthly rather than weekly calculations of collateral positions, the elimination of limits for activities that are not relevant to the firm, and fewer required elements of monitoring of intraday liquidity exposures, (8) exempted from company-run stress testing, the modified liquidity coverage ratio (LCR), and the proposed modified net stable funding ratio (NSFR), and (9) allowed to remain exempted from the supplementary leverage ratio, the countercyclical capital buffer, and single counterparty credit limits.
In April 2018, the FRB issued a proposal to more closely align forward-looking stress testing results with the FRB’s non-stress regulatory capital requirements for banking organizations with $50 billion or more in total consolidated assets. The proposal would introduce a stress capital buffer based on firm-specific stress test performance, which would effectively replace the non-stress capital conservation

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

buffer. The proposal would also make several changes to the CCAR process, such as eliminating the CCAR quantitative objection, narrowing the set of planned capital actions assumed to occur in the stress scenario, and eliminating the 30% dividend payout ratio as a criterion for heightened scrutiny of a firm’s capital plan. In December 2017, the Basel Committee approved revisions to the global Basel III capital framework (commonly known as Basel IV), many of which—if adopted in the United States—could heighten regulatory capital standards even more.
At this time, how all of these proposals and revisions will be harmonized and finalized in the United States is not clear or predictable and we continue to evaluate the impacts these proposals and revisions may have to us.
Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.
The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	December 31, 2018		December 31, 2017		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$13,397	9.14%	$13,237	9.53%	4.50%	(b)
Ally Bank	16,552	12.61	17,059	15.04	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,831	10.80%	$15,628	11.25%	6.00%	6.00%
Ally Bank	16,552	12.61	17,059	15.04	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$18,046	12.31%	$17,974	12.94%	8.00%	10.00%
Ally Bank	17,620	13.42	17,886	15.77	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$15,831	9.00%	$15,628	9.53%	4.00%	(b)
Ally Bank	16,552	10.69	17,059	12.87	4.00	5.00%

(a)
In addition to the minimum risk-based capital requirements for common equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally and Ally Bank were required to maintain a minimum capital conservation buffer of 1.875% and 1.25% at December 31, 2018, and December 31, 2017, respectively, which increased to 2.5% on January 1, 2019.

(b)	Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”

(c)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
At December 31, 2018, Ally and Ally Bank were “well-capitalized” and met all applicable capital requirements to which each was subject.
Capital Planning and Stress Tests
Pending the adoption of proposals issued by the FRB and other U.S. banking agencies during the fourth quarter of 2018 that would implement the EGRRCP Act, Ally is required to conduct semi-annual company-run stress tests, is subject to an annual supervisory stress test conducted by the FRB, and must submit a proposed capital plan to the FRB.
Ally’s proposed capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on Ally’s capital. The proposed capital plan must also include a discussion of how Ally, under expected and stressful conditions, will maintain capital commensurate with its risks and above the minimum regulatory capital ratios, and will serve as a source of strength to Ally Bank. The FRB will either object to Ally’s proposed capital plan, in whole or in part, or provide a notice of non-objection. If the FRB objects to the proposed capital plan, or if certain material events occur after approval of the plan, Ally must submit a revised capital plan within 30 days. Even if the FRB does not object to our capital plan, Ally may be precluded from or limited in paying dividends or other capital distributions without the FRB’s approval under certain circumstances—for example, when we would not meet minimum regulatory capital ratios and capital buffers after giving effect to the distributions.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents information related to our common stock for each quarter since the commencement of our common-stock-repurchase programs and initiation of a quarterly cash dividend on common stock.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2016
Third quarter	$159	8,298	483,753	475,470	$0.08
Fourth quarter	167	8,745	475,470	467,000	0.08
2017
First quarter	$169	8,097	467,000	462,193	$0.08
Second quarter	204	10,485	462,193	452,292	0.08
Third quarter	190	8,507	452,292	443,796	0.12
Fourth quarter	190	7,033	443,796	437,054	0.12
2018
First quarter	$185	6,473	437,054	432,691	$0.13
Second quarter	195	7,280	432,691	425,752	0.13
Third quarter	250	9,194	425,752	416,591	0.15
Fourth quarter	309	12,121	416,591	404,900	0.15

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On January 14, 2019, the Ally Board of Directors (the Board) declared a quarterly cash dividend of $0.17 per share on all common stock, payable on February 15, 2019. Refer to Note 31 for further information regarding this common stock dividend.

Ally submitted its 2018 capital plan and company-run stress test results to the FRB on April 5, 2018. On June 21, 2018, we publicly disclosed summary results of the stress test under the severely adverse scenario in accordance with applicable regulatory requirements. On June 28, 2018, we received from the FRB a non-objection to our capital plan, which included increases in both our stock-repurchase program and our planned dividends. Consistent with the capital plan, the Board authorized a 32% increase in our stock-repurchase program, permitting us to repurchase up to $1.0 billion of our common stock from time to time from the third quarter of 2018 through the second quarter of 2019. Also consistent with the capital plan, on January 14, 2019, the Board declared a quarterly cash dividend of $0.17 per share of our common stock. Refer to Note 31 for further information on the most recent dividend. On October 5, 2018, we submitted to the FRB the results of our company-run mid-cycle stress test and publicly disclosed summary results under the severely adverse scenario in accordance with applicable regulatory requirements.
During the first quarter of 2019, the FRB announced that a number of large and noncomplex BHCs with $100 billion or more but less than $250 billion in total consolidated assets, including Ally, will not be required to submit a capital plan to the FRB, participate in the supervisory stress test or CCAR, or conduct company-run stress tests during the 2019 cycle. Instead, Ally’s capital actions during this cycle will be largely based on the results from its 2018 supervisory stress test.
Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review. The amount and size of any future dividends and share repurchases also will depend upon our results of operations, capital levels, future opportunities, consideration and approval by the Board, and other considerations.
In January 2017, the FRB amended its capital planning and stress testing rules, effective for the 2017 cycle and beyond. As a result of this amendment, the FRB may no longer object to the capital plan of a large and noncomplex BHC, like Ally, on the basis of qualitative deficiencies in its capital planning process. Instead, the qualitative assessment of Ally’s capital planning process is now conducted outside of CCAR through the supervisory review process. The amendment also decreased the de minimis threshold for the amount of capital that Ally could distribute to stockholders outside of an approved capital plan without the FRB’s prior approval, and modified Ally’s reporting requirements to reduce unnecessary burdens.
Depository Institutions
Ally Bank is a member of the Federal Reserve System and is subject to regulation, supervision, and examination by the FRB and the UDFI. Ally Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC), and Ally Bank is required to file periodic reports with the FDIC concerning its financial condition. Total assets of Ally Bank were $159.0 billion and $137.4 billion at December 31, 2018, and 2017, respectively. Federal and Utah law place a number of conditions, restrictions, and limitations on dividends and other capital distributions that may be paid by Ally Bank to Ally. Dividends or other distributions made by Ally Bank to Ally were $2.6 billion and $3.3 billion in 2018 and 2017, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The FRB requires banks to maintain minimum average reserve balances. The amount of the required reserve balance for Ally Bank was $279 million and $370 million at December 31, 2018, and 2017, respectively.
Ally Bank is required to satisfy regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state, and foreign agencies that could have a material effect on our results of operations and financial condition. Ally Bank was in compliance with these requirements at December 31, 2018.
Insurance Companies
Certain of our Insurance operations are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions under applicable state and foreign insurance laws, and the rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under various state and foreign insurance regulations, dividend distributions may be made only from statutory unassigned surplus, with approvals required from the regulatory authorities for dividends in excess of certain statutory limitations. At December 31, 2018, the maximum dividend that could be paid by the U.S. insurance subsidiaries over the next twelve months without prior statutory approval was $134 million.
21.    Derivative Instruments and Hedging Activities
We enter into derivative instruments, which may include interest rate, foreign-currency, and equity swaps, futures, forwards, and options in connection with our risk-management activities. Our primary objective for utilizing derivative financial instruments is to manage interest rate risk associated with our fixed- and variable-rate assets and liabilities, foreign exchange risks related to our foreign-currency denominated assets and liabilities, and other market risks related to our investment portfolio.
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
Derivatives qualifying for hedge accounting can include receive-fixed swaps designated as fair value hedges of specific fixed-rate unsecured debt obligations, receive-fixed swaps designated as fair value hedges of specific fixed-rate FHLB advances, pay-fixed swaps designated as fair value hedges of securities within our available-for-sale portfolio, and pay-fixed swaps designated as fair value hedges of closed portfolios of fixed-rate held-for-investment consumer automotive loan assets in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. Other derivatives qualifying for hedge accounting consist of pay-fixed swaps designated as cash flow hedges of the expected future cash flows in the form of interest payments on certain variable-rate borrowings and deposit liabilities.
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
We enter into foreign-currency forwards with external counterparties as net investment hedges of foreign exchange exposure on our investment in foreign subsidiaries. Our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our accumulated other comprehensive loss. We also periodically enter into foreign-currency forwards to economically hedge any foreign-denominated debt, centralized lending, and foreign-denominated third-party loans. These foreign-currency forwards that are used as economic hedges are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
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
We manage our risk to financial counterparties through internal credit analysis, limits, and monitoring. Additionally, derivatives and repurchase agreements are entered into with approved counterparties using industry standard agreements. The agreements generally require

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

both parties to post collateral in the event the fair values of the derivative financial instruments meet posting thresholds established under the agreements. In the event that either party defaults on the obligation, the secured party may seize the collateral. Generally, our collateral arrangements are bilateral such that we and the counterparty post collateral for the value of our total obligation to each other. Contractual terms provide for standard and customary exchange of collateral based on changes in the market value of the outstanding derivatives. The securing party posts additional collateral when their obligation rises or removes collateral when it falls. These payments are characterized as collateral for over-the-counter (OTC) derivatives.
We execute certain derivatives such as interest rate swaps with clearinghouses, which requires us to post and receive collateral. For these clearinghouse derivatives, these payments are recognized as settlements rather than collateral.
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the years ended December 31, 2018, or 2017.
We placed cash collateral totaling $26 million and noncash collateral totaling $105 million supporting our derivative positions at December 31, 2018, and $20 million and $97 million at December 31, 2017, respectively, in accounts maintained by counterparties. This amount excludes cash and noncash collateral pledged under repurchase agreements. Refer to Note 15 for details on the repurchase agreements. The receivables for cash collateral placed are included on our Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $30 million and noncash collateral totaling $3 million at December 31, 2018, and $17 million and $2 million at December 31, 2017, respectively, in accounts maintained by counterparties. These amounts exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 15 for details on repurchase agreements. The payables for cash collateral received are included on our Consolidated Balance Sheet in accrued expenses and other liabilities. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Balance Sheet Presentation
The following table summarizes the amounts of derivative instruments reported on our Consolidated Balance Sheet. The amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories.
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

	2018			2017
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
December 31, ($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$24,203	$—	$—	$6,915
Foreign exchange contracts
Forwards	1	—	136	—	1	136
Total derivatives designated as accounting hedges	1	—	24,339	—	1	7,051
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	—	—	11	—	—	23
Written options	—	37	6,793	1	39	8,327
Purchased options	37	—	6,742	38	—	8,237
Total interest rate risk	37	37	13,546	39	39	16,587
Foreign exchange contracts
Futures and forwards	3	—	181	—	1	124
Total foreign exchange risk	3	—	181	—	1	124
Total derivatives not designated as accounting hedges	40	37	13,727	39	40	16,711
Total derivatives	$41	$37	$38,066	$39	$41	$23,762

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents amounts recorded on our Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

December 31, ($ in millions)	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
	2018	2017	2018	2017	2018	2017
Assets
Available-for-sale securities (b) (c)	$1,485	$173	$—	$2	$(5)	$2
Finance receivables and loans, net (d)	40,850	2,305	24	18	5	19
Liabilities
Long-term debt	$13,001	$14,640	$67	$208	$67	$235

(a)	Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.

(b)
The carrying amount of hedged available-for-sale securities is presented above using amortized cost. Refer to Note 8 for a reconciliation of the amortized cost and fair value of available-for-sale securities.

(c)
Includes the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2018, the amortized cost basis of the closed portfolios used in these hedging relationships was $47 million, there was no basis adjustment associated with the last-of-layer relationships, and the amount identified as the last of layer in the hedge relationship was $28 million. A last-of-layer hedge strategy did not exist at December 31, 2017.

(d)
The hedged item represents the carrying value of the hedged portfolio of assets. The amount identified as the last of layer in the hedge relationship was $21.4 billion as of December 31, 2018. The basis adjustment associated with the last-of-layer relationship was a $19 million asset as of December 31, 2018, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. A last-of-layer hedge strategy did not exist at December 31, 2017.

Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Consolidated Statement of Income.

Year ended December 31, ($ in millions)	2018	2017	2016
Gain (loss) recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$—	$1	$—
Other income, net of losses	—	(3)	—
Total interest rate contracts	—	(2)	—
Foreign exchange contracts
Interest on long-term debt	—	—	(2)
Other income, net of losses	13	(7)	1
Total foreign exchange contracts	13	(7)	(1)
Gain (loss) recognized in earnings	$13	$(9)	$(1)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes the location and amounts of gains and losses on derivative instruments designated as fair value and cash flow hedges reported in our Consolidated Statement of Income.

	Interest and fees on finance receivables and loans			Interest and dividends on investment securities and other earning assets			Interest on deposits			Interest on long-term debt
Year ended December 31, ($ in millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$62	$8	$(78)
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	—	—	—	(61)	(3)	73
Hedged fixed-rate FHLB advances	—	—	—	—	—	—	—	—	—	47	22	8
Derivatives designated as hedging instruments on fixed-rate FHLB advances	—	—	—	—	—	—	—	—	—	(47)	(22)	(8)
Hedged available-for-sale securities	—	—	—	(3)	(1)	—	—	—	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	—	3	1	—	—	—	—	—	—	—
Hedged fixed-rate consumer automotive loans	19	(3)	—	—	—	—	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(19)	1	(2)	—	—	—	—	—	—	—	—	—
Total (loss) gain on fair value hedging relationships	—	(2)	(2)	—	—	—	—	—	—	1	5	(5)
Gain on cash flow hedging relationships
Interest rate contracts
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	1	—	—	—	—	—
Hedged variable-rate borrowings
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	—	—	—	1	—	—
Total gain on cash flow hedging relationships	$—	$—	$—	$—	$—	$—	$1	$—	$—	$1	$—	$—
Total amounts presented in the Consolidated Statement of Income	$6,688	$5,819	$5,162	$788	$599	$418	1,735	$1,077	$830	$1,753	$1,653	$1,742
During the next twelve months, we estimate $15 million will be reclassified into pretax earnings from derivatives designated as cash flow hedges.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as fair value and cash flow hedges reported in our Consolidated Statement of Income.

	Interest and fees on finance receivables and loans			Interest and dividends on investment securities and other earning assets			Interest on deposits			Interest on long-term debt
Year ended December 31, ($ in millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$51	$77	$84
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	—	—	—	—	—	8	24	40
Amortization of deferred secured debt basis adjustments FHLB advances)	—	—	—	—	—	—	—	—	—	(17)	(2)	—
Interest for qualifying accounting hedges of secured debt (FHLB advances)	—	—	—	—	—	—	—	—	—	6	3	5
Interest for qualifying accounting hedges of available-for-sale securities	—	—	—	(1)	—	—	—	—	—	—	—	—
Amortization of deferred loan basis adjustments	(14)	(21)	(20)	—	—	—	—	—	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held-for-investment	16	(1)	(18)	—	—	—	—	—	—	—	—	—
Total gain (loss) on fair value hedging relationships	2	(22)	(38)	(1)	—	—	—	—	—	48	102	129
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Interest for qualifying accounting hedges of variable-rate borrowings	—	—	—	—	—	—	—	—	—	8	(1)	—
Interest for qualifying accounting hedges of deposit liabilities	—	—	—	—	—	—	3	—	—	—	—	—
Total gain (loss) on cash flow hedging relationships	$—	$—	$—	$—	$—	$—	$3	$—	$—	$8	$(1)	$—
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

Year ended December 31, ($ in millions)	2018	2017	2016
Interest rate contracts
Gain recognized in other comprehensive loss	$10	$5	$—
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss and the Consolidated Statement of Comprehensive Income.

Year ended December 31, ($ in millions)	2018	2017	2016
Foreign exchange contracts (a) (b)
Gain (loss) recognized in other comprehensive loss	$12	$(10)	$1

(a)	There were no amounts excluded from effectiveness testing for the years ended December 31, 2018, 2017, or 2016.

(b)
Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in the Consolidated Statement of Income. There were no amounts reclassified for the years ended December 31, 2018, 2017, or 2016.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

22.    Income Taxes
The significant components of income tax expense from continuing operations were as follows.

Year ended December 31, ($ in millions)	2018	2017	2016
Current income tax (benefit) expense
U.S. federal	$(12)	$(17)	$—
Foreign	5	6	8
State and local	35	53	9
Total current expense	28	42	17
Deferred income tax expense (benefit)
U.S. federal	328	566	423
State and local	3	(27)	30
Total deferred expense	331	539	453
Total income tax expense from continuing operations	$359	$581	$470
A reconciliation of income tax expense from continuing operations with the amounts at the statutory U.S. federal income tax rate is shown in the following table.

Year ended December 31, ($ in millions)	2018	2017	2016
Statutory U.S. federal tax expense (a)	$340	$527	$553
Change in tax resulting from
Nondeductible expenses	28	4	7
State and local income taxes, net of federal income tax benefit (b)	26	7	35
Tax law enactment	(23)	119	—
Changes in unrecognized tax benefits (c)	22	1	(161)
Tax credits, excluding expirations	(20)	(12)	(15)
Valuation allowance change, excluding expirations	(8)	(49)	51
Other, net	(6)	(16)	—
Total income tax expense from continuing operations	$359	$581	$470

(a)	The statutory U.S. federal tax rate was 21% for 2018 and 35% for both 2017 and 2016.

(b)	Amount for 2017 includes state deferred tax adjustments primarily offset in the valuation allowance change caption.

(c)	Amount for 2016 is primarily the result of a U.S. tax reserve release in the second quarter of 2016 related to a prior-year federal return.
For the year ended December 31, 2018, consolidated income tax expense from continuing operations was largely driven by tax attributable to pretax earnings for the year. For the year ended December 31, 2017, consolidated income tax expense from continuing operations was largely driven by tax attributable to pretax earnings for the year and income tax expense attributable to changes to our net deferred tax assets as a result of the Tax Act, partially offset by changes to our valuation allowance balances related to capital-in-nature deferred tax assets and foreign tax credit carryforwards. For the year ended December 31, 2016, consolidated income tax expense from continuing operations was largely driven by tax attributable to pretax earnings for the year and the establishment of a valuation allowance on capital loss carryforwards, offset by a reduction in the liability for unrecognized tax benefits that resulted from the completion of a U.S. federal audit related to a prior tax year.
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We continue to believe it is more likely than not that the benefit for certain foreign tax credit carryforwards and state net operating loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on the deferred tax assets relating to these carryforwards and it is reasonably possible that the valuation allowance may change in the next twelve months.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, ($ in millions)	2018	2017
Deferred tax assets
Tax credit carryforwards	$1,796	$2,002
Adjustments to loan value	366	450
State and local taxes	168	200
Unearned insurance premiums	90	85
Hedging transactions	27	49
Tax loss carryforwards	8	302
Other	222	108
Gross deferred tax assets	2,677	3,196
Valuation allowance	(1,057)	(1,123)
Deferred tax assets, net of valuation allowance	1,620	2,073
Deferred tax liabilities
Lease transactions	850	1,212
Deferred acquisition costs	321	269
Debt transactions	93	95
Other	56	44
Gross deferred tax liabilities	1,320	1,620
Net deferred tax assets (a)	$300	$453

(a)
Amounts include $317 million and $461 million of net deferred tax assets included in other assets on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax asset position at December 31, 2018, and 2017, respectively, and $17 million and $8 million included in accrued expenses and other liabilities on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax liability position.

The following table summarizes net deferred tax assets including related valuation allowances at December 31, 2018.

($ in millions)	Deferred tax asset (liability)		Valuation allowance	Net deferred tax asset (liability)	Years of expiration
Tax credit carryforwards
Foreign tax credits	$1,522		$(963)	$559	2022–2028
General business credits	274		—	274	2025–2038
Total tax credit carryforwards	1,796		(963)	833
Tax loss carryforwards
Net operating losses — federal	8		—	8	2027–2036
Net operating losses — state	198	(a)	(94)	104	2019–2038
Total federal and state tax loss carryforwards	206		(94)	112
Other net deferred tax liabilities	(645)		—	(645)	n/a
Net deferred tax assets	$1,357		$(1,057)	$300

(a)	State net operating loss carryforwards are included in the state and local taxes and other liabilities totals disclosed in our deferred inventory table above.
As of December 31, 2018, we continue to not assert that foreign earnings are indefinitely reinvested outside of the United States. Deferred tax liabilities for incremental U.S. tax that stem from temporary differences related to investment in foreign subsidiaries or corporate joint ventures are negligible and have been recognized as of December 31, 2018.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits.

($ in millions)	2018	2017	2016
Balance at January 1,	$15	$14	$185
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	29	3	12
Reductions for tax positions of prior years	—	(1)	—
Settlements	—	—	(182)
Expiration of statute of limitations	—	(1)	(1)
Balance at December 31,	$44	$15	$14
Included in the unrecognized tax benefits balances are some items, the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences and the portion of gross state unrecognized tax benefits that would be offset by the tax benefit of the associated federal deduction. At December 31, 2018, 2017, and 2016, the balance of unrecognized tax benefits that, if recognized, would affect our effective tax rate were $34 million, $12 million, and $9 million, respectively.
We recognize accrued interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively. For the years ended December 31, 2018, 2017, and 2016, the cumulative accrued balance for interest and penalties was less than $1 million and interest and penalties of $1 million or less were accrued each year.
It is reasonably possible that the unrecognized tax benefits will decrease by up to $41 million over the next twelve months if certain tax matters ultimately settle with the applicable taxing jurisdictions.
We file tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Our most significant operations are in the United States and Canada. The oldest tax years that remain subject to examination for those jurisdictions are 2015 and 2011, respectively.
23.    Share-based Compensation Plans
We grant Restricted Stock Units or Awards (RSUs) and Performance Stock Units or Awards (PSUs) to certain employees under the Ally Financial Inc. Incentive Compensation Plan (AICP). The AICP allows us to grant an array of equity-based and other incentive awards to our named executive officers and other employees. These awards are structured to align with long-term value creation for our stockholders, to provide appropriate incentives for participating employees, and to achieve the other objectives of our compensation philosophy. At December 31, 2018, we had 34,864,368 shares available for future grants of equity-based awards remaining under the AICP.
Our equity-based awards generally settle in Ally common stock and are classified as equity awards under GAAP. The cost of the awards is ratably charged to compensation and benefits expense in our Consolidated Statement of Income over their applicable service period and are based on the grant date fair value of Ally common stock. The awards typically include retirement eligibility and qualifying termination provisions, which fully vest as of the date upon meeting the eligibility requirements and are paid on the original settlement date.
PSUs and RSUs
PSUs are payable contingent upon Ally achieving certain predefined performance objectives over a two-year measurement period and a three-year service condition. The number of awards payable upon vesting can range from zero to 150% of the grant amount. The PSUs settle in the form of Ally common stock. We accrue dividend equivalents for our PSUs that are paid upon vesting and based on the number of awards payable.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

RSUs are awarded to employees at no cost to the recipient upon their grant. The compensation costs related to these awards are ratably charged to expense over the applicable service period. The majority of the existing RSUs settle in the form of Ally common stock. RSUs generally vest one third ratably each year over a three-year period starting on the date the award was issued and are converted into shares of common stock as of the vesting date. We accrue dividend equivalents for our RSUs that are paid upon vesting. Ally has awards that vested but were not yet distributed for the years ended December 31, 2018, 2017, and 2016.
The following table presents the changes in outstanding non-vested PSUs and RSUs activity during 2018.

(in thousands, except per share data)	Number of units	Weighted-average grant date fair value per share
RSUs and PSUs
Outstanding non-vested at January 1, 2018	5,592	$19.89
Granted	2,577	29.41
Vested	(3,167)	21.61
Forfeited	(138)	23.54
Outstanding non-vested at December 31, 2018	4,864	23.71
We recognized expense related to PSUs and RSUs of $72 million, $60 million, and $54 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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
Judgment is used in estimating inputs to our internal valuation models used to estimate our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayment speeds, credit losses, and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements and amounts that could be realized.
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

	Recurring fair value measurements
December 31, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$766	$—	$7	$773
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,850	1	—	1,851
U.S. States and political subdivisions	—	802	—	802
Foreign government	7	138	—	145
Agency mortgage-backed residential	—	17,138	—	17,138
Mortgage-backed residential	—	2,686	—	2,686
Mortgage-backed commercial	—	717	—	717
Asset-backed	—	723	—	723
Corporate debt	—	1,241	—	1,241
Total available-for-sale securities	1,857	23,446	—	25,303
Mortgage loans held-for-sale (b)	—	—	8	8
Interests retained in financial asset sales	—	—	4	4
Derivative contracts in a receivable position
Interest rate	—	37	—	37
Foreign currency	—	4	—	4
Total derivative contracts in a receivable position	—	41	—	41
Total assets	$2,623	$23,487	$19	$26,129
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$37	$—	$37
Total derivative contracts in a payable position	—	37	—	37
Total liabilities	$—	$37	$—	$37

(a)	Our investment in any one industry did not exceed 9%.

(b)	Carried at fair value due to fair value option elections.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Recurring fair value measurements
December 31, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$518	$—	$—	$518
Available-for-sale securities
Debt securities
U.S. Treasury	1,777	—	—	1,777
U.S. States and political subdivisions	—	854	—	854
Foreign government	8	146	—	154
Agency mortgage-backed residential	—	14,291	—	14,291
Mortgage-backed residential	—	2,494	—	2,494
Mortgage-backed commercial	—	541	—	541
Asset-backed	—	936	—	936
Corporate debt	—	1,256	—	1,256
Total available-for-sale securities	1,785	20,518	—	22,303
Mortgage loans held-for-sale (b)	—	—	13	13
Interests retained in financial asset sales	—	—	5	5
Derivative contracts in a receivable position
Interest rate	—	38	1	39
Total derivative contracts in a receivable position	—	38	1	39
Total assets	$2,303	$20,556	$19	$22,878
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$39	$—	$39
Foreign currency	—	2	—	2
Total derivative contracts in a payable position	—	41	—	41
Total liabilities	$—	$41	$—	$41

(a)	Our investment in any one industry did not exceed 14%.

(b)	Carried at fair value due to fair value option elections.

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

	Level 3 recurring fair value measurements
		Net realized/unrealized (losses) gains							Fair value at Dec. 31, 2018	Net unrealized losses still held at December 31, 2018
($ in millions)	Fair value at Jan. 1, 2018	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements		included in earnings	included in OCI
Assets
Equity securities (a)	$19	$(7)	(b)	$—	$—	$—	$—	$(5)	$7	$(10)	$—
Mortgage loans held-for-sale (c)	13	5	(d)	—	303	(313)	—	—	8	—	—
Other assets
Interests retained in financial asset sales	5	—		—	—	—	—	(1)	4	—	—
Derivative assets	1	(1)	(d)	—	—	—	—	—	—	—	—
Total assets	$38	$(3)		$—	$303	$(313)	$—	$(6)	$19	$(10)	$—

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

(b)	Reported as other gain on investments, net, in the Consolidated Statement of Income.

(c)	Carried at fair value due to fair value option elections.

(d)	Reported as gain on mortgage and automotive loans, net, in the Consolidated Statement of Income.

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2017	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Fair value at Dec. 31, 2017	Net unrealized gains included in earnings still held at Dec. 31, 2017
($ in millions)		included in earnings		included in OCI
Assets
Mortgage loans held-for-sale (a)	$—	$2	(b)	$—	$137	$(126)	$—	$—	$13	$—
Other assets
Interests retained in financial asset sales	29	1	(c)	—	—	8	—	(33)	5	—
Derivative assets	—	1	(b)	—	—	—	—	—	1	1
Total assets	$29	$4		$—	$137	$(118)	$—	$(33)	$19	$1

(a)	Carried at fair value due to fair value option elections.

(b)	Reported as gain on mortgage and automotive loans, net, in the Consolidated Statement of Income.

(c)	Reported as other income, net of losses, in the Consolidated Statement of Income.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at December 31, 2018, and 2017, respectively. The amounts are as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain (loss) included in earnings
December 31, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net
Automotive (a)	$—	$—	$210	$210	$(2)	n/m	(b)
Other	—	—	96	96	—	n/m	(b)
Total loans held-for-sale, net	—	—	306	306	(2)	n/m	(b)
Commercial finance receivables and loans, net (c)
Automotive	—	—	84	84	(10)	n/m	(b)
Other	—	—	55	55	(46)	n/m	(b)
Total commercial finance receivables and loans, net	—	—	139	139	(56)	n/m	(b)
Other assets
Nonmarketable equity investments	—	—	1	1	(1)	n/m	(b)
Equity-method investments	—	—	3	3	—	n/m	(b)
Repossessed and foreclosed assets (d)	—	—	13	13	(1)	n/m	(b)
Total assets	$—	$—	$462	$462	$(60)	n/m
n/m = not meaningful

(a)
Represents loans within our commercial automotive portfolio. Of this amount, $104 million was valued based upon a sales price for a transaction that closed in January 2019, and $106 million was valued using a discounted cash flow analysis, with a spread over forward interest rates as a significant unobservable input utilizing a range of 0.08–1.09% and weighted average of 0.72%.

(b)
We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.

(c)	Represents the portion of the portfolio specifically impaired during 2018. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(d)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gain (loss) included in earnings
December 31, 2017 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$77	$77	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	20	20	(3)	n/m	(a)
Other	—	—	22	22	(12)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	42	42	(15)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	14	14	(1)	n/m	(a)
Other	—	—	3	3	—	n/m	(a)
Total assets	$—	$—	$136	$136	$(16)	n/m
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at December 31, 2018, and December 31, 2017.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
December 31, 2018
Financial assets
Held-to-maturity securities	$2,362	$—	$2,307	$—	$2,307
Loans held-for-sale, net	306	—	—	306	306
Finance receivables and loans, net	128,684	—	—	130,878	130,878
FHLB/FRB stock (a)	1,351	—	1,351	—	1,351
Financial liabilities
Deposit liabilities (b)	$51,985	$—	$—	$51,997	$51,997
Short-term borrowings	9,987	—	—	9,992	9,992
Long-term debt	44,193	—	23,846	21,800	45,646
December 31, 2017
Financial assets
Held-to-maturity securities	$1,899	$—	$1,865	$—	$1,865
Loans held-for-sale, net	95	—	—	95	95
Finance receivables and loans, net	121,617	—	—	123,302	123,302
Nonmarketable equity investments	1,233	—	1,190	49	1,239
Financial liabilities
Deposit liabilities (b)	$45,869	$—	$—	$45,827	$45,827
Short-term borrowings	11,413	—	—	11,417	11,417
Long-term debt	44,226	—	27,807	18,817	46,624

(a)	Included in other assets (nonmarketable equity investments) on our Consolidated Balance Sheet.

(b)
In connection with our adoption of ASU 2016-01 on January 1, 2018, deposit liabilities with no defined or contractual maturities are no longer included in the table above. Amounts for December 31, 2017, have been adjusted to conform to the current presentation and exclude $47.4 billion and $45.2 billion of deposit liabilities with no defined or contractual maturities from the carrying value and Level 3 fair value, respectively. Refer to Note 14 for information regarding the composition of our deposits portfolio, and Note 1 for further information regarding recently adopted accounting standards.

25.    Offsetting Assets and Liabilities
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
In certain instances as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At December 31, 2018, these instruments are reported as gross assets and gross liabilities on the Consolidated Balance Sheet.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Consolidated Balance Sheet
				Gross amounts not offset on the Consolidated Balance Sheet
December 31, 2018 ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
Assets
Derivative assets in net asset positions (d)	$41	$—	$41	$—	$(4)	$37
Total assets	$41	$—	$41	$—	$(4)	$37
Liabilities
Derivative liabilities in net liability positions (d)	$37	$—	$37	$—	$—	$37
Securities sold under agreements to repurchase (e)	685	—	685	—	(685)	—
Total liabilities	$722	$—	$722	$—	$(685)	$37

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. There was $3 million of noncash derivative collateral, and $4 million of noncash collateral associated with our repurchase agreements, pledged to us that was excluded at December 31, 2018. We do not record such collateral received on our Consolidated Balance Sheet unless certain conditions are met.

(c)
Certain agreements grant us the right to sell or pledge the noncash assets we receive as collateral. Noncash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $7 million at December 31, 2018. We have not sold or pledged any of the noncash collateral received under these agreements as of December 31, 2018.

(d)	For additional information on derivative instruments and hedging activities, refer to Note 21.

(e)	For additional information on securities sold under agreements to repurchase, refer to Note 15.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Consolidated Balance Sheet
				Gross amounts not offset on the Consolidated Balance Sheet
December 31, 2017 ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
Assets
Derivative assets in net asset positions	$38	$—	$38	$—	$—	$38
Derivative assets with no offsetting arrangements	1	—	1	—	—	1
Total assets (d)	$39	$—	$39	$—	$—	$39
Liabilities
Derivative liabilities in net liability positions (d)	$41	$—	$41	$—	$(1)	$40
Securities sold under agreements to repurchase (e)	892	—	892	—	(892)	—
Total liabilities	$933	$—	$933	$—	$(893)	$40

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. There was $2 million of noncash derivative collateral pledged to us that was excluded at December 31, 2017. We do not record such collateral received on our Consolidated Balance Sheet unless certain conditions are met.

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

26.    Segment Information
Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance.
We report our results of operations on a business-line basis through four operating segments: Automotive Finance operations, Insurance operations, Mortgage Finance operations, and Corporate Finance operations, with the remaining activity reported in Corporate and Other. The operating segments are determined based on the products and services offered, and reflect the manner in which financial information is currently evaluated by management. The following is a description of each of our reportable operating segments.
Automotive Finance operations — One of the largest full service automotive finance operations in the United States providing automotive financing services to consumers, automotive dealers, companies, and municipalities. Our automotive finance services include providing retail installment sales contracts, loans and operating leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, warehouse lines to automotive retailers, fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and vehicle-remarketing services.
Insurance operations — A complementary automotive-focused business offering both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide VSCs, VMCs, and GAP products. We also underwrite select commercial insurance coverages, which primarily insure dealers’ vehicle inventory.
Mortgage Finance operations — Primarily consists of the management of a held-for-investment consumer mortgage finance loan portfolio, which includes bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties. In late 2016, we introduced our direct-to-consumer mortgage offering, named Ally Home, consisting of a variety of jumbo and conforming fixed- and adjustable-rate mortgage products with the assistance of a third-party fulfillment provider. Jumbo mortgage loans are generally held on our balance sheet and are accounted for as held-for-investment. Conforming mortgage loans are generally originated as held-for-sale and then sold to the fulfillment provider, and we retain no mortgage servicing rights associated with those loans that are sold.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Financial information for our reportable operating segments is summarized as follows.

Year ended December 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2018
Net financing revenue and other interest income	$3,769	$54	$179	$204	$184	$4,390
Other revenue	269	981	7	38	119	1,414
Total net revenue	4,038	1,035	186	242	303	5,804
Provision for loan losses	920	—	1	12	(15)	918
Total noninterest expense	1,750	955	140	86	333	3,264
Income (loss) from continuing operations before income tax expense	$1,368	$80	$45	$144	$(15)	$1,622
Total assets	$117,304	$7,734	$15,211	$4,670	$33,950	$178,869
2017
Net financing revenue and other interest income	$3,713	$59	$132	$167	$150	$4,221
Other revenue	355	1,059	4	45	81	1,544
Total net revenue	4,068	1,118	136	212	231	5,765
Provision for loan losses	1,134	—	8	22	(16)	1,148
Total noninterest expense	1,714	950	108	76	262	3,110
Income (loss) from continuing operations before income tax expense	$1,220	$168	$20	$114	$(15)	$1,507
Total assets	$114,089	$7,464	$11,708	$3,979	$29,908	$167,148
2016
Net financing revenue and other interest income (loss)	$3,665	$61	$97	$121	$(37)	$3,907
Other revenue	306	1,036	—	26	162	1,530
Total net revenue	3,971	1,097	97	147	125	5,437
Provision for loan losses	924	—	(4)	10	(13)	917
Total noninterest expense	1,667	940	67	66	199	2,939
Income (loss) from continuing operations before income tax expense	$1,380	$157	$34	$71	$(61)	$1,581
Total assets	$116,347	$7,172	$8,307	$3,183	$28,719	$163,728

(a)
Net financing revenue and other interest income after the provision for loan losses totaled $3.5 billion, $3.1 billion, and $3.0 billion for the years ended December 31, 2018, 2017, and 2016, respectively.

27.    Parent and Guarantor Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of December 31, 2018, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
The following financial statements present condensed consolidating financial data for (i) Ally Financial Inc. (on a parent company-only basis); (ii) the Guarantors; (iii) the nonguarantor subsidiaries (all other subsidiaries); and (iv) a column for adjustments to arrive at (v) the information for the parent company, the Guarantors, and nonguarantors on a consolidated basis.
Investment in subsidiaries is accounted for by the parent company and the Guarantors using the equity method for this presentation. Results of operations of subsidiaries are therefore classified in the parent company’s and Guarantors’ investment in subsidiaries accounts. The elimination entries set forth in the following condensed consolidating financial statements eliminate distributed and undistributed income of subsidiaries, investment in subsidiaries, and intercompany balances and transactions between the parent, the Guarantors, and nonguarantors.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Statements of Comprehensive Income

Year ended December 31, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(40)	$—	$6,728	$—	$6,688
Interest and fees on finance receivables and loans — intercompany	12	—	5	(17)	—
Interest on loans held-for-sale	—	—	15	—	15
Interest and dividends on investment securities and other earning assets	—	—	789	(1)	788
Interest on cash and cash equivalents	8	—	64	—	72
Interest-bearing cash — intercompany	8	—	9	(17)	—
Operating leases	5	—	1,484	—	1,489
Total financing (loss) revenue and other interest income	(7)	—	9,094	(35)	9,052
Interest expense
Interest on deposits	—	—	1,735	—	1,735
Interest on short-term borrowings	44	—	105	—	149
Interest on long-term debt	1,009	—	744	—	1,753
Interest on intercompany debt	15	—	20	(35)	—
Total interest expense	1,068	—	2,604	(35)	3,637
Net depreciation expense on operating lease assets	8	—	1,017	—	1,025
Net financing (loss) revenue	(1,083)	—	5,473	—	4,390
Cash dividends from subsidiaries
Bank subsidiary	2,600	2,600	—	(5,200)	—
Nonbank subsidiaries	443	—	—	(443)	—
Other revenue
Insurance premiums and service revenue earned	—	—	1,022	—	1,022
Gain on mortgage and automotive loans, net	70	—	9	(54)	25
Other gain on investments, net	—	—	(50)	—	(50)
Other income, net of losses	411	—	770	(764)	417
Total other revenue	481	—	1,751	(818)	1,414
Total net revenue	2,441	2,600	7,224	(6,461)	5,804
Provision for loan losses	176	—	796	(54)	918
Noninterest expense
Compensation and benefits expense	83	—	1,072	—	1,155
Insurance losses and loss adjustment expenses	—	—	295	—	295
Other operating expenses	681	—	1,897	(764)	1,814
Total noninterest expense	764	—	3,264	(764)	3,264
Income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	1,501	2,600	3,164	(5,643)	1,622
Income tax (benefit) expense from continuing operations	(300)	—	659	—	359
Net income from continuing operations	1,801	2,600	2,505	(5,643)	1,263
(Loss) income from discontinued operations, net of tax	(2)	—	2	—	—
Undistributed (loss) income of subsidiaries
Bank subsidiary	(614)	(614)	—	1,228	—
Nonbank subsidiaries	78	—	—	(78)	—
Net income	1,263	1,986	2,507	(4,493)	1,263
Other comprehensive loss, net of tax	(289)	(243)	(308)	551	(289)
Comprehensive income	$974	$1,743	$2,199	$(3,942)	$974

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(27)	$—	$5,846	$—	$5,819
Interest and fees on finance receivables and loans — intercompany	12	—	6	(18)	—
Interest and dividends on investment securities and other earning assets	—	—	601	(2)	599
Interest on cash and cash equivalents	7	—	30	—	37
Interest-bearing cash — intercompany	4	—	7	(11)	—
Operating leases	11	—	1,856	—	1,867
Total financing revenue and other interest income	7	—	8,346	(31)	8,322
Interest expense
Interest on deposits	3	—	1,078	(4)	1,077
Interest on short-term borrowings	60	—	67	—	127
Interest on long-term debt	1,101	—	552	—	1,653
Interest on intercompany debt	15	—	12	(27)	—
Total interest expense	1,179	—	1,709	(31)	2,857
Net depreciation expense on operating lease assets	11	—	1,233	—	1,244
Net financing (loss) revenue	(1,183)	—	5,404	—	4,221
Cash dividends from subsidiaries
Bank subsidiary	3,300	3,300	—	(6,600)	—
Nonbank subsidiaries	752	—	—	(752)	—
Other revenue
Insurance premiums and service revenue earned	—	—	973	—	973
Gain on mortgage and automotive loans, net	40	—	28	—	68
Other gain on investments, net	—	—	102	—	102
Other income, net of losses	675	—	834	(1,108)	401
Total other revenue	715	—	1,937	(1,108)	1,544
Total net revenue	3,584	3,300	7,341	(8,460)	5,765
Provision for loan losses	465	—	683	—	1,148
Noninterest expense
Compensation and benefits expense	180	—	915	—	1,095
Insurance losses and loss adjustment expenses	—	—	332	—	332
Other operating expenses	899	—	1,892	(1,108)	1,683
Total noninterest expense	1,079	—	3,139	(1,108)	3,110
Income from continuing operations before income tax expense and undistributed (loss) income of subsidiaries	2,040	3,300	3,519	(7,352)	1,507
Income tax expense from continuing operations	337	—	244	—	581
Net income from continuing operations	1,703	3,300	3,275	(7,352)	926
Income (loss) from discontinued operations, net of tax	7	—	(4)	—	3
Undistributed (loss) income of subsidiaries
Bank subsidiary	(1,168)	(1,168)	—	2,336	—
Nonbank subsidiaries	387	—	—	(387)	—
Net income	929	2,132	3,271	(5,403)	929
Other comprehensive income, net of tax	106	65	104	(169)	106
Comprehensive income	$1,035	$2,197	$3,375	$(5,572)	$1,035

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(104)	$—	$5,266	$—	$5,162
Interest and fees on finance receivables and loans — intercompany	11	—	8	(19)	—
Interest and dividends on investment securities and other earning assets	—	—	421	(3)	418
Interest on cash and cash equivalents	5	—	9	—	14
Interest-bearing cash — intercompany	—	—	9	(9)	—
Operating leases	17	—	2,694	—	2,711
Total financing (loss) revenue and other interest income	(71)	—	8,407	(31)	8,305
Interest expense
Interest on deposits	8	—	822	—	830
Interest on short-term borrowings	40	—	17	—	57
Interest on long-term debt	1,161	—	581	—	1,742
Interest on intercompany debt	20	—	11	(31)	—
Total interest expense	1,229	—	1,431	(31)	2,629
Net depreciation expense on operating lease assets	14	—	1,755	—	1,769
Net financing (loss) revenue	(1,314)	—	5,221	—	3,907
Cash dividends from subsidiaries
Nonbank subsidiaries	965	—	—	(965)	—
Other revenue
Insurance premiums and service revenue earned	—	—	945	—	945
(Loss) gain on mortgage and automotive loans, net	(11)	—	22	—	11
Other gain on investments, net	—	—	176	9	185
Other income, net of losses	1,250	—	935	(1,796)	389
Total other revenue	1,239	—	2,078	(1,787)	1,530
Total net revenue	890	—	7,299	(2,752)	5,437
Provision for loan losses	408	—	509	—	917
Noninterest expense
Compensation and benefits expense	573	—	419	—	992
Insurance losses and loss adjustment expenses	—	—	342	—	342
Other operating expenses	1,261	—	2,130	(1,786)	1,605
Total noninterest expense	1,834	—	2,891	(1,786)	2,939
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(1,352)	—	3,899	(966)	1,581
Income tax (benefit) expense from continuing operations	(279)	(82)	831	—	470
Net (loss) income from continuing operations	(1,073)	82	3,068	(966)	1,111
Loss from discontinued operations, net of tax	(39)	—	(5)	—	(44)
Undistributed income (loss) of subsidiaries
Bank subsidiary	1,273	1,273	—	(2,546)	—
Nonbank subsidiaries	906	(2)	—	(904)	—
Net income	1,067	1,353	3,063	(4,416)	1,067
Other comprehensive loss, net of tax	(110)	(63)	(106)	169	(110)
Comprehensive income	$957	$1,290	$2,957	$(4,247)	$957

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Balance Sheet

December 31, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$55	$—	$755	$—	$810
Interest-bearing	5	—	3,722	—	3,727
Interest-bearing — intercompany	1,249	—	521	(1,770)	—
Total cash and cash equivalents	1,309	—	4,998	(1,770)	4,537
Equity securities	—	—	773	—	773
Available-for-sale securities	—	—	25,303	—	25,303
Held-to-maturity securities	—	—	2,382	(20)	2,362
Loans held-for-sale, net	—	—	314	—	314
Finance receivables and loans, net
Finance receivables and loans, net	2,349	—	127,577	—	129,926
Intercompany loans to
Nonbank subsidiaries	882	—	397	(1,279)	—
Allowance for loan losses	(55)	—	(1,187)	—	(1,242)
Total finance receivables and loans, net	3,176	—	126,787	(1,279)	128,684
Investment in operating leases, net	5	—	8,412	—	8,417
Intercompany receivables from
Bank subsidiary	158	—	—	(158)	—
Nonbank subsidiaries	45	—	129	(174)	—
Investment in subsidiaries
Bank subsidiary	16,213	16,213	—	(32,426)	—
Nonbank subsidiaries	6,928	—	—	(6,928)	—
Premiums receivable and other insurance assets	—	—	2,326	—	2,326
Other assets	2,226	—	5,453	(1,526)	6,153
Total assets	$30,060	$16,213	$176,877	$(44,281)	$178,869
Liabilities and equity
Deposit liabilities
Noninterest-bearing	$—	$—	$142	$—	$142
Interest-bearing	1	—	106,035	—	106,036
Interest-bearing — intercompany	—	—	1,249	(1,249)	—
Total deposit liabilities	1	—	107,426	(1,249)	106,178
Short-term borrowings	2,477	—	7,510	—	9,987
Long-term debt	12,774	—	31,419	—	44,193
Intercompany debt to
Bank subsidiary	20	—	—	(20)	—
Nonbank subsidiaries	918	—	882	(1,800)	—
Intercompany payables to
Bank subsidiary	45	—	—	(45)	—
Nonbank subsidiaries	124	—	129	(253)	—
Interest payable	159	—	364	—	523
Unearned insurance premiums and service revenue	—	—	3,044	—	3,044
Accrued expenses and other liabilities	274	—	2,962	(1,560)	1,676
Total liabilities	16,792	—	153,736	(4,927)	165,601
Total equity	13,268	16,213	23,141	(39,354)	13,268
Total liabilities and equity	$30,060	$16,213	$176,877	$(44,281)	$178,869

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

December 31, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$74	$—	$770	$—	$844
Interest-bearing	5	—	3,403	—	3,408
Interest-bearing — intercompany	1,138	—	695	(1,833)	—
Total cash and cash equivalents	1,217	—	4,868	(1,833)	4,252
Equity securities	—	—	518	—	518
Available-for-sale securities	—	—	22,303	—	22,303
Held-to-maturity securities	—	—	1,973	(74)	1,899
Loans held-for-sale, net	—	—	108	—	108
Finance receivables and loans, net
Finance receivables and loans, net	7,434	—	115,459	—	122,893
Intercompany loans to
Nonbank subsidiaries	879	—	408	(1,287)	—
Allowance for loan losses	(185)	—	(1,091)	—	(1,276)
Total finance receivables and loans, net	8,128	—	114,776	(1,287)	121,617
Investment in operating leases, net	19	—	8,722	—	8,741
Intercompany receivables from
Bank subsidiary	80	—	—	(80)	—
Nonbank subsidiaries	71	—	77	(148)	—
Investment in subsidiaries
Bank subsidiary	16,962	16,962	—	(33,924)	—
Nonbank subsidiaries	8,111	—	—	(8,111)	—
Premiums receivable and other insurance assets	—	—	2,082	(35)	2,047
Other assets	2,207	—	5,105	(1,649)	5,663
Total assets	$36,795	$16,962	$160,532	$(47,141)	$167,148
Liabilities and equity
Deposit liabilities
Noninterest-bearing	$—	$—	$108	$—	$108
Interest-bearing	12	—	93,136	—	93,148
Interest-bearing — intercompany	—	—	1,139	(1,139)	—
Total deposit liabilities	12	—	94,383	(1,139)	93,256
Short-term borrowings	3,171	—	8,242	—	11,413
Long-term debt	17,966	—	26,260	—	44,226
Intercompany debt to
Bank subsidiary	74	—	—	(74)	—
Nonbank subsidiaries	1,103	—	879	(1,982)	—
Intercompany payables to
Bank subsidiary	4	—	—	(4)	—
Nonbank subsidiaries	132	—	127	(259)	—
Interest payable	200	—	175	—	375
Unearned insurance premiums and service revenue	—	—	2,604	—	2,604
Accrued expenses and other liabilities	639	—	2,790	(1,649)	1,780
Total liabilities	23,301	—	135,460	(5,107)	153,654
Total equity	13,494	16,962	25,072	(42,034)	13,494
Total liabilities and equity	$36,795	$16,962	$160,532	$(47,141)	$167,148

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$1,659	$2,600	$5,536	$(5,645)	$4,150
Investing activities
Purchases of equity securities	—	—	(1,076)	—	(1,076)
Proceeds from sales of equity securities	—	—	787	—	787
Purchases of available-for-sale securities	—	—	(7,868)	—	(7,868)
Proceeds from sales of available-for-sale securities	—	—	852	—	852
Proceeds from repayments of available-for-sale securities	—	—	3,215	—	3,215
Purchases of held-to-maturity securities	—	—	(578)	—	(578)
Proceeds from repayments of held-to-maturity securities	—	—	147	—	147
Net change in investment securities — intercompany	—	—	54	(54)	—
Purchases of finance receivables and loans held-for-investment	(131)	—	(7,101)	1,539	(5,693)
Proceeds from sales of finance receivables and loans initially held-for-investment	1,596	—	34	(1,539)	91
Originations and repayments of finance receivables and loans held-for-investment and other, net	3,489	—	(6,734)	—	(3,245)
Net change in loans — intercompany	(20)	—	(2)	22	—
Purchases of operating lease assets	—	—	(3,709)	—	(3,709)
Disposals of operating lease assets	10	—	3,079	—	3,089
Capital contributions to subsidiaries	(61)	(6)	—	67	—
Returns of contributed capital	266	—	—	(266)	—
Net change in nonmarketable equity investments	(16)	—	(165)	—	(181)
Other, net	—	—	(340)	—	(340)
Net cash provided by (used in) investing activities	5,133	(6)	(19,405)	(231)	(14,509)
Financing activities
Net change in short-term borrowings — third party	(694)	—	(732)	—	(1,426)
Net (decrease) increase in deposits	(11)	—	12,989	(111)	12,867
Proceeds from issuance of long-term debt — third party	69	—	18,332	—	18,401
Repayments of long-term debt — third party	(4,774)	—	(13,166)	—	(17,940)
Net change in debt — intercompany	(198)	—	(10)	208	—
Repurchase of common stock	(939)	—	—	—	(939)
Dividends paid — third party	(242)	—	—	—	(242)
Dividends paid and returns of contributed capital — intercompany	—	(2,600)	(3,309)	5,909	—
Capital contributions from parent	—	6	61	(67)	—
Net cash (used in) provided by financing activities	(6,789)	(2,594)	14,165	5,939	10,721
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	—	—	(5)	—	(5)
Net increase in cash and cash equivalents and restricted cash	3	—	291	63	357
Cash and cash equivalents and restricted cash at beginning of year	1,395	—	5,707	(1,833)	5,269
Cash and cash equivalents and restricted cash at end of year	$1,398	$—	$5,998	$(1,770)	$5,626
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

December 31, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Cash and cash equivalents on the Consolidated Balance Sheet	$1,309	$—	$4,998	$(1,770)	$4,537
Restricted cash included in other assets on the Consolidated Balance Sheet (a)	89	—	1,000	—	1,089
Total cash and cash equivalents and restricted cash in the Consolidated Statement of Cash Flows	$1,398	$—	$5,998	$(1,770)	$5,626

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 13 for additional details describing the nature of restricted cash balances.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$4,591	$3,300	$3,466	$(7,278)	$4,079
Investing activities
Purchases of equity securities	—	—	(899)	—	(899)
Proceeds from sales of equity securities	—	—	1,049	—	1,049
Purchases of available-for-sale securities	—	—	(10,335)	—	(10,335)
Proceeds from sales of available-for-sale securities	—	—	3,584	—	3,584
Proceeds from repayments of available-for-sale securities	—	—	2,899	—	2,899
Purchases of held-to-maturity securities	—	—	(1,026)	—	(1,026)
Proceeds from repayments of held-to-maturity securities	—	—	68	—	68
Net change in investment securities — intercompany	7	—	291	(298)	—
Purchases of finance receivables and loans held-for-investment	(35)	—	(5,417)	—	(5,452)
Proceeds from sales of finance receivables and loans initially held-for-investment	106	—	1,233	—	1,339
Originations and repayments of finance receivables and loans held-for-investment and other, net	860	—	33	(1,956)	(1,063)
Net change in loans — intercompany	2,068	—	217	(2,285)	—
Purchases of operating lease assets	—	—	(4,052)	—	(4,052)
Disposals of operating lease assets	13	—	5,554	—	5,567
Capital contributions to subsidiaries	(1,212)	(5)	—	1,217	—
Returns of contributed capital	1,567	—	—	(1,567)	—
Net change in nonmarketable equity investments	—	—	(187)	—	(187)
Other, net	(31)	—	(99)	(89)	(219)
Net cash provided by (used in) investing activities	3,343	(5)	(7,087)	(4,978)	(8,727)
Financing activities
Net change in short-term borrowings — third party	(453)	—	(810)	—	(1,263)
Net (decrease) increase in deposits	(156)	—	15,466	(1,138)	14,172
Proceeds from issuance of long-term debt — third party	354	—	15,654	1,961	17,969
Repayments of long-term debt — third party	(6,111)	—	(21,797)	—	(27,908)
Net change in debt — intercompany	(225)	—	(2,074)	2,299	—
Repurchase of common stock	(753)	—	—	—	(753)
Dividends paid — third party	(184)	—	—	—	(184)
Dividends paid and returns of contributed capital — intercompany	—	(3,300)	(5,619)	8,919	—
Capital contributions from parent	—	5	1,212	(1,217)	—
Net cash (used in) provided by financing activities	(7,528)	(3,295)	2,032	10,824	2,033
Effect of exchange-rate changes on cash and cash equivalents	—	—	3	—	3
Net increase (decrease) in cash and cash equivalents and restricted cash	406	—	(1,586)	(1,432)	(2,612)
Cash and cash equivalents and restricted cash at beginning of year	989	—	7,293	(401)	7,881
Cash and cash equivalents and restricted cash at end of year	$1,395	$—	$5,707	$(1,833)	$5,269
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

December 31, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Cash and cash equivalents on the Consolidated Balance Sheet	$1,217	$—	$4,868	$(1,833)	$4,252
Restricted cash included in other assets on the Consolidated Balance Sheet (a)	178	—	839	—	1,017
Total cash and cash equivalents and restricted cash in the Consolidated Statement of Cash Flows	$1,395	$—	$5,707	$(1,833)	$5,269

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 13 for additional details describing the nature of restricted cash balances.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2016 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$241	$6	$5,383	$(1,063)	$4,567
Investing activities
Purchases of equity securities	—	—	(470)	—	(470)
Proceeds from sales of equity securities	—	—	680	—	680
Purchases of available-for-sale securities	—	—	(15,561)	—	(15,561)
Proceeds from sales of available-for-sale securities	—	—	10,356	—	10,356
Proceeds from repayments of available-for-sale securities	—	—	3,379	—	3,379
Purchases of held-to-maturity securities	—	—	(841)	—	(841)
Purchases of finance receivables and loans held-for-investment	(4)	—	(3,855)	—	(3,859)
Proceeds from sales of finance receivables and loans initially held-for-investment	—	—	4,285	—	4,285
Originations and repayments of finance receivables and loans held-for-investment and other, net	2,013	—	(10,839)	—	(8,826)
Net change in loans — intercompany	877	—	(67)	(810)	—
Purchases of operating lease assets	—	—	(3,274)	—	(3,274)
Disposals of operating lease assets	25	—	6,279	—	6,304
Acquisitions, net of cash acquired	(309)	—	—	—	(309)
Capital contributions to subsidiaries	(3,908)	—	—	3,908	—
Returns of contributed capital	3,678	8	—	(3,686)	—
Net change in nonmarketable equity investments	—	—	(628)	—	(628)
Other, net	(206)	—	(191)	91	(306)
Net cash provided by (used in) investing activities	2,166	8	(10,747)	(497)	(9,070)
Financing activities
Net change in short-term borrowings — third party	169	—	4,395	—	4,564
Net (decrease) increase in deposits	(61)	—	12,569	—	12,508
Proceeds from issuance of long-term debt — third party	979	—	13,176	—	14,155
Repayments of long-term debt — third party	(2,662)	—	(23,750)	—	(26,412)
Net change in debt — intercompany	(382)	—	(877)	1,259	—
Redemption of preferred stock	(696)	—	—	—	(696)
Repurchase of common stock	(341)	—	—	—	(341)
Dividends paid — third party	(108)	—	—	—	(108)
Dividends paid and returns of contributed capital — intercompany	—	(14)	(4,644)	4,658	—
Capital contributions from parent	—	—	3,908	(3,908)	—
Net cash (used in) provided by financing activities	(3,102)	(14)	4,777	2,009	3,670
Effect of exchange-rate changes on cash and cash equivalents	—	—	1	—	1
Net decrease in cash and cash equivalents and restricted cash	(695)	—	(586)	449	(832)
Cash and cash equivalents and restricted cash at beginning of year	1,684	—	7,879	(850)	8,713
Cash and cash equivalents and restricted cash at end of year	$989	$—	$7,293	$(401)	$7,881

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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

	2018		2017
December 31, ($ in millions)	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Standby letters of credit and other guarantees	$218	$7	$227	$8
Corporate Finance has exposure to standby letters of credit that represent irrevocable guarantees of payment of specified financial obligations. Third-party beneficiaries primarily accept standby letters of credit as insurance in the event of nonperformance by our borrowers. Our borrowers may request letters of credit under their revolving loan facility up to a certain sub-limit amount. We may also require collateral to be posted by our borrowers. As of December 31, 2018, we received $2 million of cash collateral related to these letters of credit. Expiration dates on letters of credit range from certain ongoing commitments that will expire during the upcoming year to terms of several years for certain letters of credit. If the beneficiary draws under a letter of credit, we will be liable to the beneficiary for payment of the amount drawn under such letter of credit, with our recourse being a charge to the borrower’s loan facility or transfer of ownership to us of the related collateral. As many of these commitments are subject to borrowing base agreements and other restrictive covenants or may expire without being fully drawn, the stated amounts of the letters of credit are not necessarily indicative of future cash requirements.
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
Commitments
Financing Commitments
The contractual commitments were as follows.

December 31, ($ in millions)	2018	2017
Unused revolving credit line commitments and other (a)	$3,435	$2,341
Commitments to provide capital to investees (b)	394	283
Home equity lines of credit (c)	253	318
Mortgage loan origination commitments (d)	171	95
Construction-lending commitments (e)	85	144

(a)	The unused portion of revolving lines of credit reset at prevailing market rates and, as such, approximate market value.

(b)	We are committed to contribute capital to certain investees.

(c)	We are committed to fund the remaining unused balances on home equity lines of credit.

(d)
Commitments with mortgage loan applicants in which the loan terms, including interest rate and price, are guaranteed for a designated period of time subject to the completion of underwriting procedures.

(e)	We are committed to fund the remaining unused balance while loans are in the construction period.
Revolving credit line commitments contain an element of credit risk. We manage the credit risk for unused revolving credit line commitments by applying the same credit policies in making commitments as we do for extending loans.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Lease Commitments
Future minimum rental payments required under operating leases, primarily for real property, with noncancelable lease terms expiring after December 31, 2018, are as follows.

Year ended December 31, ($ in millions)
2019	$48
2020	47
2021	46
2022	37
2023	31
2024 and thereafter	294
Total minimum payment required	$503
Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $45 million, $46 million, and $51 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Contractual Commitments
We have entered into multiple agreements for information technology, voice and communication technology, and related maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions.

Year ended December 31, ($ in millions)
2019	$70
2020 and 2021	47
2022 and thereafter	—
Total future payment obligations	$117
29.    Contingencies and Other Risks
Concentration with GM and Chrysler
While we are continuing to diversify our automotive finance and insurance businesses and to expand into other financial services, General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler) dealers and their retail customers continue to constitute a significant portion of our customer base. GM, Chrysler, and their captive finance companies compete vigorously with us and could take further actions that negatively impact the amount of business that we do with GM and Chrysler dealers and their customers. Further, a significant adverse change in GM’s or Chrysler’s business—including, for example, in the production or sale of GM or Chrysler vehicles, the quality or resale value of GM or Chrysler vehicles, GM’s or Chrysler’s relationships with its key suppliers, or the rate or volume of recalls of GM or Chrysler vehicles—could negatively impact our GM and Chrysler dealer and retail customer bases and the value of collateral securing our extensions of credit to them. Any future reductions in GM and Chrysler business that we are not able to offset could adversely affect our business and financial results.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Securities Litigation
In October 2016, a purported class action—Bucks County Employees Retirement Fund v. Ally Financial Inc. et al.—was filed in the Circuit Court for Wayne County in the State of Michigan (Case No. 16-013616-CZ). The complaint alleged material misstatements and omissions in connection with Ally’s initial public offering in April 2014, including a failure to adequately disclose the severity of rising subprime automotive loan delinquency rates, deficient underwriting measures employed in the origination of subprime automotive loans, and aggressive tactics used with low-income borrowers. The request for relief included an indeterminate amount of damages, fees, and costs and other remedies. In January 2017, another purported class action—National Shopmen Pension Fund v. Ally Financial Inc. et al.—was filed in the Circuit Court for Oakland County in the State of Michigan (Case No. 2017-156719-CB). In March 2017, a third purported class action—James McIntire v. Ally Financial Inc. et al.—was filed in the Circuit Court for Wayne County in the State of Michigan (Case No. 17-003811-CZ). The allegations and requested relief in the National Shopmen Pension Fund and James McIntire complaints were substantially similar to those included in the complaint filed by Bucks County Employees Retirement Fund. All three matters were initially removed to the U.S. District Court for the Eastern District of Michigan, were then remanded back to the state circuit courts, and were consolidated for discovery in Wayne County Circuit Court as In re Ally Financial, Inc. Securities Litigation (Case No. 16-013616-CB). In November 2017, the plaintiffs filed a consolidated amended complaint. In January 2019, the Wayne County Circuit Court entered an order granting a motion by the defendants to dismiss the complaint. The order was not appealed, and the case has been closed.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

30.    Quarterly Financial Statements (unaudited)

($ in millions)	First quarter	Second quarter	Third quarter	Fourth quarter
2018
Net financing revenue and other interest income	$1,049	$1,094	$1,107	$1,140
Other revenue	354	364	398	298
Total net revenue	1,403	1,458	1,505	1,438
Provision for loan losses	261	158	233	266
Total noninterest expense	814	839	807	804
Income from continuing operations before income tax expense	328	461	465	368
Income tax expense from continuing operations	76	113	91	79
Net income from continuing operations	252	348	374	289
(Loss) income from discontinued operations, net of tax	(2)	1	—	1
Net income	$250	$349	$374	$290
Basic earnings per common share (a)
Net income from continuing operations	$0.58	$0.81	$0.89	$0.70
Net income	0.57	0.81	0.89	0.70
Diluted earnings per common share (a)
Net income from continuing operations	$0.57	$0.80	$0.88	$0.70
Net income	0.57	0.81	0.88	0.70
Cash dividends declared per common share	$0.13	$0.13	$0.15	$0.15
2017
Net financing revenue and other interest income	$979	$1,067	$1,081	$1,094
Other revenue	396	388	381	379
Total net revenue	1,375	1,455	1,462	1,473
Provision for loan losses	271	269	314	294
Total noninterest expense	778	810	753	769
Income from continuing operations before income tax expense	326	376	395	410
Income tax expense from continuing operations (b)	113	122	115	231
Net income from continuing operations	213	254	280	179
Income (loss) from discontinued operations, net of tax	1	(2)	2	2
Net income	$214	$252	$282	$181
Basic earnings per common share (a)
Net income from continuing operations	$0.46	$0.55	$0.62	$0.40
Net income	0.46	0.55	0.63	0.41
Diluted earnings per common share (a)
Net income from continuing operations	$0.46	$0.55	$0.62	$0.40
Net income	0.46	0.55	0.63	0.41
Cash dividends declared per common share	$0.08	$0.08	$0.12	$0.12

(a)	Earnings per share is calculated quarterly on an independent basis, therefore the total of the amounts presented for each year above may not reconcile to the annual amounts presented in Note 19.

(b)	Amount for the fourth quarter of 2017 includes $119 million of tax expense attributable to tax reform enacted on December 22, 2017.
31.    Subsequent Events
Declaration of Quarterly Dividend
On January 14, 2019, the Board declared a quarterly cash dividend of $0.17 per share on all common stock, a $0.02 per share increase relative to our prior quarterly cash dividend. The dividend was paid on February 15, 2019, to stockholders of record at the close of business on February 1, 2019.

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2018, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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

Part III
Ally Financial Inc. • Form 10-K

Item 10.    Directors, Executive Officers, and Corporate Governance
Executive Officers and Other Significant Employees
Jeffrey J. Brown — Chief Executive Officer of Ally since February 2015 and also serves on its Board since February 2015. Mr. Brown, 45, is driving Ally’s evolution as a leading digital financial services company. Under his leadership, Ally is building on its strengths in automotive financing, retail deposits, and corporate financing, as well as diversifying its offerings to include digital wealth management and online brokerage, a credit card, and mortgage products. Mr. Brown has deep financial services experience, having previously served in a variety of key leadership roles at Ally. Prior to being named CEO, Mr. Brown was president and CEO of Ally’s Dealer Financial Services business, where he oversaw the company’s automotive finance, insurance, and automotive servicing operations. Mr. Brown joined Ally in March 2009 as corporate treasurer and, in 2011, was named executive vice president of finance and corporate planning, where he oversaw the company’s finance, treasury, and corporate strategy initiatives. Prior to joining Ally, Mr. Brown was the corporate treasurer for Bank of America, where he had responsibility for the core treasury functions, including funding and managing interest rate risk. Mr. Brown spent ten years at Bank of America, beginning his career in finance and later joining the balance sheet management division. During his tenure at Bank of America, he also served as the bank’s deputy treasurer and oversaw balance sheet management and the company’s corporate funding division. Mr. Brown received a bachelor’s degree in economics from Clemson University and an executive master’s degree in business from Queens University in Charlotte. He serves on the Board of the Clemson University Foundation, an independent, not-for-profit entity that promotes the welfare and future development of Clemson University. He also serves on the Board of Trustees for Queens University in Charlotte where he chairs the compensation committee. In 2018, Mr. Brown was appointed by the Board of Directors of the Federal Reserve Bank of Chicago to serve as the Federal Advisory Council representative for the Seventh Federal Reserve District. Mr. Brown was recognized for his commitment to family, career, and community with a 2016 Father of the Year award by the Father’s Day Council and benefiting the American Diabetes Association.
David J. DeBrunner — Vice President, Controller, and Chief Accounting Officer of Ally since September 2007. In this role, Mr. DeBrunner, 52, is responsible for all accounting, tax, financial controls, Securities and Exchange Commission and regulatory reporting, accounting policy, Sarbanes-Oxley compliance, strategic sourcing and supply chain, and finance shared services. Prior to joining Ally, Mr. DeBrunner spent fifteen years at Fifth Third Bancorp, where he most recently held the title of senior vice president, chief accounting officer, and controller. His responsibilities included accounting, financial controls, financial systems, external reporting, and accounting policy. Prior to serving as the chief accounting officer, he served as the chief financial officer of their commercial division and held various finance and operational leadership positions throughout the company beginning in 1992. Prior to joining Fifth Third, he worked in audit services for Deloitte and Touche in their Chicago and Cincinnati offices. Mr. DeBrunner earned a bachelor’s degree in accounting from Indiana University. He is a member of the Ohio Society of Public Accountants and the American Institute of Certified Public Accountants. He also serves as a board member and was the Immediate Past Chairman of the board of directors for the Detroit Institute of Children, which provides a passionate approach to services for Michigan’s children with special needs and their families.
Jennifer A. LaClair — Chief Financial Officer of Ally Financial since March 2018. In this role, she is responsible for the oversight of the company’s finance, accounting, modeling and analytics, supply chain, treasury and capital market activities. Prior to joining Ally, Ms. LaClair, 47, spent ten years at PNC Financial Services. Most recently, she served as the head of the business bank where she was charged with setting strategy, driving performance, and managing risk. Before that, she served as chief financial officer for all of PNC’s lines of business. Earlier in her career, Ms. LaClair was a consultant with McKinsey and Company where she specialized in strategy, efficiency improvement, and operational transformations. She began her career in international development in Eastern Europe, the Middle East, and West Africa. Ms. LaClair has a Master of Business Administration from the Case Western Reserve University where she was the Class of 2001 Alumni Scholar and earned the Scott S. Cowen Outstanding Leadership award. She graduated summa cum laude from the State University of New York at Buffalo.
Diane E. Morais — President, Consumer & Commercial Banking Products at Ally Bank since March 2017. Ms. Morais, 53, is responsible for driving the growth, profitability, and digital evolution of Ally’s consumer and commercial banking products. She has oversight of the Deposits, Online Brokerage and Wealth Management, Mortgage, Credit Card, and Corporate Finance businesses. In addition, Ms. Morais oversees the company’s digital and customer care channels, as well as the Community Reinvestment Act program. Ms. Morais joined Ally in 2008, and was instrumental in the creation and launch of the Ally brand in 2009. Under her leadership, Ally Bank has achieved double-digit retail deposit growth each year, and now has more than 1.6 million customers and nearly $90 billion in retail deposits. Ally has received numerous third-party accolades, including being named “Best Online Bank” in America by Money® Magazine, as well as “Best Internet Bank” and “Best for Millennials” by Kiplinger’s Personal Finance. Prior to holding key leadership positions of increasing responsibility at Ally, Ms. Morais achieved a number of significant professional accomplishments in the financial services sector. During a career spanning twelve years at Bank of America, she served in senior roles in deposit and debit products, national customer experience, card services marketing, and consumer mortgage vendor management. Ms. Morais also spent nine years at Citibank’s credit card division in a variety of marketing, risk, and finance roles. A native of Pittsburgh, PA, Ms. Morais holds a bachelor’s degree from Pennsylvania State University. She is a member of the board of directors for Junior Achievement of Central Carolinas and Charlotte Center City Partners. In September 2018, Ms. Morais was named to American Banker Magazine’s “25 Most Powerful Women in Banking” list for the third consecutive year. Ms. Morais was also named one of the top 25 outstanding business women in the Charlotte Business Journal’s 2018 Women in Business Awards. She is active in the Charlotte community, serving as an ‘Executive in Residence” for Queens University and volunteer for Habitat for Humanity, Charlotte Catholic schools, and Dress for Success.

Ally Financial Inc. • Form 10-K

Jason E. Schugel — Chief Risk Officer of Ally since April 2018. In this role, Mr. Schugel, 45, has overall responsibility for execution of Ally’s independent risk management. He has the responsibility of the risk management framework, establishment of risk management processes and ensuring that Ally targets an appropriate balance between risk and return, mitigating unnecessary risk, and protecting the company’s financial returns. Mr. Schugel was previously deputy chief risk officer for the company since 2017, leading various risk-management activities. Prior to that role, he was general auditor for Ally, responsible for the company’s internal audit function as well as administrative oversight for Ally’s loan review function. He joined Ally in 2009, overseeing the company’s financial planning and analysis team, which is responsible for Ally’s financial performance reporting, enterprise-wide forecasting, and planning. He also served as lead finance executive for Ally’s global functions. Before joining Ally, he was vice president of financial planning and analysis, and investor relations at LendingTree, LLC. Prior to that, he worked in investment banking for Wachovia and began his career at First Plus Financial, specializing in mergers and acquisitions. He earned a bachelor’s degree in business administration from Southern Methodist University in Dallas and a master’s degree in business administration from the Babcock Graduate School of Management at Wake Forest University. Mr. Schugel is the Chairman of the board of the Allegro Foundation, an organization that is a champion for children with disabilities. He also volunteers regularly with Charlotte Rescue Mission organization, which helps people struggling with the disease of addiction achieve long-term sobriety, find employment and stable housing.
Scott A. Stengel — General Counsel of Ally since May 2016. Mr. Stengel, 47, oversees all of Ally’s legal affairs and is also responsible for Ally’s corporate-secretarial, government-affairs, records-management, and licensing functions. He joined Ally from Kansas City, Mo.-based UMB Financial Corporation, where he served as executive vice president, general counsel, and corporate secretary. Before that, he was a partner at King & Spalding LLP and Orrick, Herrington & Sutcliffe LLP in Washington, DC, with a practice focused on banking, capital markets, and government relations. He began his career as a law clerk to the Honorable Douglas O. Tice, Jr. in Richmond, Va. He received a bachelor’s degree in economics, with highest honors, from the University of Notre Dame and a juris doctorate, magna cum laude, from the Notre Dame Law School.
Douglas R. Timmerman — President of Automotive Finance of Ally since April 2018. In this role, Mr. Timmerman, 56, is responsible for developing strategy and driving performance for the company’s automotive business, which offers a full suite of innovative automotive finance products and services. He is also charged with leading the effort to diversify and expand the company’s dealer network and drive digital innovation. Previously, Mr. Timmerman had been the president of Ally Insurance since 2014. Mr. Timmerman had responsibility for all insurance operations, which included consumer products such as vehicle service contracts, maintenance contracts, and GAP coverage, as well as commercial property and casualty products for dealers. Mr. Timmerman’s thirty-one years at Ally, spanning leadership positions across the automotive finance and insurance business, make his understanding of this dynamic industry unparalleled. Prior to leading the insurance business, Mr. Timmerman was Vice President of Automotive Finance for the southeast region in Atlanta. In that capacity, he was responsible for sales, risk management, and portfolio management for more than 4,000 dealer relationships across 11 states. Since joining Ally in 1986, he has held a variety of leadership roles in different areas including commercial lending, consumer lending, collections, sales, and marketing. His experience also includes a broad geographical reach, holding assignments that have touched nearly every state. The Nebraska native began his career with Ally shortly after earning his master’s degree in business administration from the University of Nebraska. He also holds a bachelor’s degree from the University of Nebraska. Mr. Timmerman supports several organizations and research efforts associated with finding a cure for Type 1 diabetes. He is an active volunteer and supporter of Children’s Hospital of Atlanta and the Juvenile Diabetes Research Foundation.
Additional Information
Additional information in response to this Item 10 can be found in the Company’s 2019 Proxy Statement under “Proposal 1 — Election of Directors,” “The Board’s Leadership Structure,” and “Code of Conduct and Ethics and Review, Approval or Ratification of Transactions with Related Persons.” That information is incorporated into this item by reference.

Ally Financial Inc. • Form 10-K

Item 11.    Executive Compensation
Items in response to this Item 11 can be found in the Company’s 2019 Proxy Statement under “Executive Compensation.” That information is incorporated into this item by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Items in response to this Item 12 can be found in the Company’s 2019 Proxy Statement under “Security Ownership of Certain Beneficial Owners,” and “Executive Compensation.” That information is incorporated into this item by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Items in response to this Item 13 can be found in the Company’s 2019 Proxy Statement under “Director Qualifications and Responsibilities” and “Code of Conduct and Ethics and Review, Approval, or Ratification of Transactions with Related Persons.” That information is incorporated into this item by reference.
Item 14.    Principal Accountant Fees and Services
Items in response to this Item 14 can be found in the Company’s 2019 Proxy Statement under “Audit Committee Report.” That information is incorporated into this item by reference.

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
Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.13	Series 2 Trust Preferred Securities Guarantee Agreement between Ally Financial Inc. and The Bank of New York Mellon, dated as of March 1, 2011	Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.14	Indenture, dated as of November 20, 2015, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 20, 2015, (File No. 1-3754), incorporated herein by reference.
4.15	Form of Subordinated Note	Included in Exhibit 4.14.
10.1	Ally Financial Inc. Executive Performance Plan	Filed as Exhibit 10.1 to the Company’s Annual Report for the period ended December 31, 2017, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.2	Ally Financial Inc. Incentive Compensation Plan	Filed as Exhibit 10.2 to the Company’s Annual Report for the period ended December 31, 2017, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.3	Ally Financial Inc. Annual Incentive Plan	Filed herewith.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
10.4	Ally Financial Inc. Employee Stock Purchase Plan	Filed as Exhibit 3.7 to the Company's Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754), incorporated herein by reference.
10.5	Ally Financial Inc. Non-Employee Directors Equity Compensation Plan	Filed as Exhibit 10.4 to the Company’s Annual Report for the period ended December 31, 2017, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.6	Ally Financial Inc. Severance Plan, Plan Document and Summary Plan Description	Filed herewith.
10.7	Ally Financial Inc. Non-Employee Directors Deferred Compensation Plan	Filed as Exhibit10.6 to the Company’s Annual Report for the period ended December 31, 2017 (File No. 1-3754), incorporated herein by reference.
10.8	Form of Award Agreement related to the issuance of Performance Stock Units	Filed herewith.
10.9	Form of Award Agreement related to the issuance of Restricted Stock Units	Filed herewith.
10.10	Form of Award Agreement related to the issuance of Key Contributor Stock Units	Filed herewith.
21	Ally Financial Inc. Subsidiaries as of December 31, 2018	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
101
The following information from our 2018 Annual Report on Form 10-K, formatted in eXtensible Business Reporting Language: (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Changes in Equity, (v) Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
Filed herewith.
Item 16.    Form 10-K Summary
None.

Signatures
Ally Financial Inc. • Form 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of February, 2019.

Ally Financial Inc.
(Registrant)

/S/ JEFFREY J. BROWN
Jeffrey J. Brown
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 20th day of February, 2019.

/S/ JEFFREY J. BROWN	/S/ JENNIFER A. LACLAIR
Jeffrey J. Brown	Jennifer A. LaClair
Chief Executive Officer	Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner
Vice President, Chief Accounting Officer, and Corporate Controller

Signatures
Ally Financial Inc. • Form 10-K

/S/ FRANKLIN W. HOBBS
Franklin W. Hobbs Ally Chairman

/S/ KENNETH J. BACON
Kenneth J. Bacon Director

/S/ KATRYN SHINEMAN BLAKE
Katryn Shineman Blake Director

/S/ MAUREEN A. BREAKIRON-EVANS
Maureen A. Breakiron-Evans Director

/S/ JEFFREY J. BROWN
Jeffrey J. Brown Chief Executive Officer and Director

/S/ WILLIAM H. CARY
William H. Cary Director

/S/ MAYREE C. CLARK
Mayree C. Clark Director

/S/ KIM S. FENNEBRESQUE
Kim S. Fennebresque Director

/S/ MARJORIE MAGNER
Marjorie Magner Director

/S/ BRIAN H. SHARPLES
Brian H. Sharples Director

/S/ JACK J. STACK
John J. Stack Director

/S/ MICHAEL F. STEIB
Michael F. Steib Director