Form 10-Q
period 2019-03-31
Ally Financial Inc.
filed 2019-05-06
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
Securities registered pursuant to Section 12(b) of the Act (all listed on the New York Stock Exchange):

Title of each class	Trading symbols
Common Stock, par value $0.01 per share	ALLY
8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust I	ALLY PRA
At May 2, 2019, the number of shares outstanding of the Registrant’s common stock was 397,159,456 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions)	2019	2018
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,807	$1,543
Interest on loans held-for-sale	2	—
Interest and dividends on investment securities and other earning assets	240	176
Interest on cash and cash equivalents	23	15
Operating leases	361	382
Total financing revenue and other interest income	2,433	2,116
Interest expense
Interest on deposits	592	351
Interest on short-term borrowings	44	32
Interest on long-term debt	419	411
Total interest expense	1,055	794
Net depreciation expense on operating lease assets	246	273
Net financing revenue and other interest income	1,132	1,049
Other revenue
Insurance premiums and service revenue earned	261	256
Gain on mortgage and automotive loans, net	10	1
Other gain (loss) on investments, net	108	(12)
Other income, net of losses	87	109
Total other revenue	466	354
Total net revenue	1,598	1,403
Provision for loan losses	282	261
Noninterest expense
Compensation and benefits expense	318	306
Insurance losses and loss adjustment expenses	59	63
Other operating expenses	453	445
Total noninterest expense	830	814
Income from continuing operations before income tax expense	486	328
Income tax expense from continuing operations	111	76
Net income from continuing operations	375	252
Loss from discontinued operations, net of tax	(1)	(2)
Net income	374	250
Other comprehensive income (loss), net of tax	306	(328)
Comprehensive income (loss)	$680	$(78)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
(in dollars) (a)	2019	2018
Basic earnings per common share
Net income from continuing operations	$0.93	$0.58
Loss from discontinued operations, net of tax	—	(0.01)
Net income	$0.93	$0.57
Diluted earnings per common share
Net income from continuing operations	$0.92	$0.57
Loss from discontinued operations, net of tax	—	(0.01)
Net income	$0.92	$0.57
Cash dividends declared per common share	$0.17	$0.13

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 15 for additional earnings per share information. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents
Noninterest-bearing	$946	$810
Interest-bearing	3,011	3,727
Total cash and cash equivalents	3,957	4,537
Equity securities	536	773
Available-for-sale securities (refer to Note 6 for discussion of investment securities pledged as collateral)	27,630	25,303
Held-to-maturity securities (fair value of $2,374 and $2,307)	2,387	2,362
Loans held-for-sale, net	107	314
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	130,055	129,926
Allowance for loan losses	(1,288)	(1,242)
Total finance receivables and loans, net	128,767	128,684
Investment in operating leases, net	8,339	8,417
Premiums receivable and other insurance assets	2,401	2,326
Other assets	5,993	6,153
Total assets	$180,117	$178,869
Liabilities
Deposit liabilities
Noninterest-bearing	$141	$142
Interest-bearing	113,158	106,036
Total deposit liabilities	113,299	106,178
Short-term borrowings	6,115	9,987
Long-term debt	41,490	44,193
Interest payable	696	523
Unearned insurance premiums and service revenue	3,096	3,044
Accrued expenses and other liabilities	1,722	1,676
Total liabilities	166,418	165,601
Contingencies (refer to Note 23)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 495,771,320 and 492,797,409; and outstanding 399,760,804 and 404,899,599)	21,379	21,345
Accumulated deficit	(5,195)	(5,489)
Accumulated other comprehensive loss	(225)	(539)
Treasury stock, at cost (96,010,516 and 87,897,810 shares)	(2,260)	(2,049)
Total equity	13,699	13,268
Total liabilities and equity	$180,117	$178,869
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

($ in millions)	March 31, 2019	December 31, 2018
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$16,772	$18,086
Allowance for loan losses	(99)	(114)
Total finance receivables and loans, net	16,673	17,972
Investment in operating leases, net	123	164
Other assets	636	767
Total assets	$17,432	$18,903
Liabilities
Long-term debt	$9,742	$10,482
Accrued expenses and other liabilities	11	12
Total liabilities	$9,753	$10,494
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at December 31, 2017	$21,245	$(6,406)	$(235)	$(1,110)	$13,494
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2014-09		(126)			(126)
Adoption of Accounting Standards Update 2016-01		(20)	27		7
Adoption of Accounting Standards Update 2018-02		42	(42)		—
Balance at January 1, 2018	21,245	(6,510)	(250)	(1,110)	13,375
Net income		250			250
Share-based compensation	28				28
Other comprehensive loss			(328)		(328)
Common stock repurchases				(185)	(185)
Common stock dividends ($0.13 per share)		(58)			(58)
Balance at March 31, 2018	$21,273	$(6,318)	$(578)	$(1,295)	$13,082
Balance at December 31, 2018	$21,345	$(5,489)	$(539)	$(2,049)	$13,268
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2017-08		(10)	8		(2)
Balance at January 1, 2019	21,345	(5,499)	(531)	(2,049)	13,266
Net income		374			374
Share-based compensation	34				34
Other comprehensive income			306		306
Common stock repurchases				(211)	(211)
Common stock dividends ($0.17 per share)		(70)			(70)
Balance at March 31, 2019	$21,379	$(5,195)	$(225)	$(2,260)	$13,699

(a)	Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2019	2018
Operating activities
Net income	$374	$250
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	369	434
Provision for loan losses	282	261
Gain on mortgage and automotive loans, net	(10)	(1)
Other (gain) loss on investments, net	(108)	12
Originations and purchases of loans held-for-sale	(134)	(248)
Proceeds from sales and repayments of loans held-for-sale	111	230
Net change in
Deferred income taxes	100	83
Interest payable	173	120
Other assets	(40)	29
Other liabilities	37	(106)
Other, net	(73)	33
Net cash provided by operating activities	1,081	1,097
Investing activities
Purchases of equity securities	(48)	(374)
Proceeds from sales of equity securities	383	220
Purchases of available-for-sale securities	(3,401)	(2,360)
Proceeds from sales of available-for-sale securities	656	328
Proceeds from repayments of available-for-sale securities	694	795
Purchases of held-to-maturity securities	(131)	(155)
Proceeds from repayments of held-to-maturity securities	44	35
Purchases of finance receivables and loans held-for-investment	(1,452)	(1,497)
Proceeds from sales of finance receivables and loans initially held-for-investment	157	—
Originations and repayments of finance receivables and loans held-for-investment and other, net	1,149	(1,300)
Purchases of operating lease assets	(792)	(969)
Disposals of operating lease assets	624	976
Net change in nonmarketable equity investments	171	(19)
Other, net	(95)	(82)
Net cash used in investing activities	(2,041)	(4,402)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2019	2018
Financing activities
Net change in short-term borrowings	(3,872)	(1,848)
Net increase in deposits	7,114	4,173
Proceeds from issuance of long-term debt	1,766	6,665
Repayments of long-term debt	(4,490)	(5,771)
Repurchase of common stock	(211)	(185)
Dividends paid	(70)	(58)
Net cash provided by financing activities	237	2,976
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	1	(2)
Net decrease in cash and cash equivalents and restricted cash	(722)	(331)
Cash and cash equivalents and restricted cash at beginning of year	5,626	5,269
Cash and cash equivalents and restricted cash at March 31,	$4,904	$4,938
Supplemental disclosures
Cash paid for
Interest	$862	$667
Income taxes	12	5
Noncash items
Loans held-for-sale transferred to finance receivables and loans held-for-investment	63	—
Finance receivables and loans held-for-investment transferred to loans held-for-sale	20	—
Other disclosures
Proceeds from repayments of mortgage loans held-for-investment originally designated as held-for-sale	3	11
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

March 31, ($ in millions)	2019	2018
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$3,957	$3,721
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	947	1,217
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$4,904	$4,938

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 10 for additional details describing the nature of restricted cash balances.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, or we, us, or our) is a leading digital financial-services company. As a customer-centric company with passionate customer service and innovative financial solutions, we are relentlessly focused on “Doing It Right” and being a trusted financial-services provider to our consumer, commercial, and corporate customers. We are one of the largest full-service automotive finance operations in the country and offer a wide range of financial services and insurance products to dealerships and consumers. Our award-winning online bank (Ally Bank, Member FDIC and Equal Housing Lender) offers mortgage-lending services and a variety of deposit and other banking products, including savings, money-market, and checking accounts, certificates of deposit (CDs), and individual retirement accounts (IRAs). We also support the Ally CashBack Credit Card. Additionally, we offer securities-brokerage and investment-advisory services through Ally Invest. Our robust corporate finance business offers capital for equity sponsors and middle-market companies. We are a Delaware corporation and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956, as amended, and a financial holding company (FHC) under the Gramm-Leach-Bliley Act of 1999, as amended.
Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect income and expenses during the reporting period and related disclosures. In developing the estimates and assumptions, management uses all available evidence; however, actual results could differ because of uncertainties associated with estimating the amounts, timing, and likelihood of possible outcomes. Our most significant estimates pertain to the allowance for loan losses, valuations of automotive lease assets and residuals, fair value of financial instruments, and the determination of the provision for income taxes.
The Condensed Consolidated Financial Statements at March 31, 2019, and for the three months ended March 31, 2019, and 2018, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed on February 20, 2019, with the U.S. Securities and Exchange Commission (SEC).
Significant Accounting Policies
Lease Accounting
At contract inception, we determine whether the contract is or contains a lease based on the terms and conditions of the contract. Lease contracts are recognized on our Condensed Consolidated Balance Sheet as right-of-use (ROU) assets and lease liabilities; however, we have elected not to recognize ROU assets and lease liabilities on real estate leases with terms of one year or less. Lease liabilities and their corresponding ROU assets are recorded based on the present value of the future lease payments over the expected lease term. As the interest rate implicit in the lease contract is typically not readily determinable, we utilize our incremental borrowing rate, which is the rate we would incur to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment. The ROU asset also includes initial direct costs paid less lease incentives received from the lessor. Our lease contracts are generally classified as operating and, as a result, we recognize a single lease cost within other operating expenses on the income statement on a straight-line basis over the lease term. This update to our accounting policy resulted from our adoption of Accounting Standards Update (ASU) 2016-02 on January 1, 2019, as further described within the section below titled Recently Adopted Accounting Standards.
Investments
Premiums on debt securities that have noncontingent call features that are callable at fixed prices on preset dates are amortized to the earliest call date as an adjustment to investment yield. All other premiums and discounts on debt securities are amortized over the stated maturity of the security as an adjustment to investment yield. This method of amortization differs from that described in Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K, which describes our full accounting policy for Investments. This update to our amortization methodology resulted from the adoption of ASU 2017-08 on January 1, 2019, as further described within the section below titled Recently Adopted Accounting Standards.
Income Taxes
In calculating the provision for interim income taxes, in accordance with Accounting Standards Codification (ASC) 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. This method differs from that described in Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K, which describes our annual significant income tax accounting policy and related methodology.
Refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K regarding additional significant accounting policies.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Recently Adopted Accounting Standards
Leases (ASU 2016-02)
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02. The amendments in this update primarily replace the existing accounting requirements for operating leases for lessees. Lessee accounting requirements for finance leases (previously referred to as capital leases) and lessor accounting requirements for operating leases and sales type and direct financing leases are largely unchanged. The amendments require the lessee of an operating lease to record a balance sheet gross-up upon lease commencement by recognizing a ROU asset and lease liability equal to the present value of the lease payments. The ROU asset and lease liability should be derecognized in a manner that effectively yields a straight line lease expense over the lease term. In addition to the changes to the lessee operating lease accounting requirements, the amendments also change the types of costs that can be capitalized related to a lease agreement for both lessees and lessors. The amendments also require additional disclosures for all lease types for both lessees and lessors. The FASB issued additional ASUs to clarify the guidance and provide certain practical expedients and an additional transition option. We adopted ASU 2016-02 and the subsequent ASUs that modified ASU 2016-02 (collectively, the amendments) on January 1, 2019. This includes the early adoption of ASU 2019-01, which was issued in March 2019 to amend certain provisions included in ASU 2016-02.
We adopted this guidance using the modified retrospective approach on January 1, 2019, and have not adjusted prior period comparative information and will continue to disclose prior period financial information in accordance with the previous lease accounting guidance. We have elected certain practical expedients permitted within the amendments that allow us to not reassess (i) current lease classifications, (ii) whether existing contracts meet the definition of a lease under the amendments to the lease guidance, and (iii) whether current initial direct costs meet the new criteria for capitalization, for all existing leases as of the adoption date. We made an accounting policy election to calculate the impact of adoption using the remaining minimum lease payments and remaining lease term for each contract that was identified as a lease, discounted at our incremental borrowing rate as of the adoption date. The adoption of the amendments resulted in a ROU asset of approximately $161 million from operating leases for our various corporate facilities, a $29 million reduction to accrued expenses and other liabilities for accrued rent and unamortized tenant improvement allowances, and a lease liability of approximately $190 million. The adoption did not change our previously reported Condensed Consolidated Statements of Comprehensive Income and did not result in a cumulative catch-up adjustment to opening retained earnings.
Receivables—Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08)
In March 2017, the FASB issued ASU 2017-08. The amendments in this update require premiums on purchased callable debt securities to be amortized to the security’s earliest call date. Prior to this ASU, premiums and discounts on purchased callable debt securities were generally required to be amortized to the security’s maturity date. The amendments do not require an accounting change for securities held at a discount. We adopted the amendments on January 1, 2019, on a modified retrospective basis, which resulted in an increase to our accumulated deficit of $10 million, net of income taxes, partially offset by an $8 million decrease to accumulated other comprehensive loss, net of income taxes.
Recently Issued Accounting Standards
Financial Instruments—Credit Losses (ASU 2016-13)
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (CECL). The amendments in this update introduce a new accounting model to measure credit losses for financial assets measured at amortized cost. Credit losses for financial assets measured at amortized cost should be determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. In effect, the financial asset or group of financial assets should be presented at the net amount expected to be collected. Credit losses will no longer be recorded under the current incurred loss model for financial assets measured at amortized cost. The amendments also modify the accounting for available-for-sale debt securities whereby credit losses will be recorded through an allowance for credit losses rather than a write-down to the security’s cost basis, which allows for reversals of credit losses when estimated credit losses decline. Credit losses for available-for-sale debt securities should be measured in a manner similar to current GAAP. The amendments are effective on January 1, 2020, with early adoption permitted as of January 1, 2019. The amendments must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption. We plan to adopt these amendments on January 1, 2020, and expect to utilize the modified retrospective approach as required.
The new accounting model for credit losses represents a significant departure from existing GAAP, and will materially increase the allowance for credit losses on our finance receivables and loans, with a resulting negative adjustment to retained earnings. We expect that our consumer automotive loan portfolio will generate the majority of this increase. The amount of the change in the allowance for credit losses will also be impacted by the composition of our portfolio at the adoption date, as well as economic conditions and forecasts at that time. Management created a cross-functional working group to govern the implementation of these amendments, including consideration of model development, data integrity, technology, reporting and disclosure requirements, key accounting interpretations, control environment, and corporate governance. We are in the process of refining and testing the models and procedures that will be used to calculate the credit loss reserves in accordance with these amendments. We performed a limited parallel run during the first quarter of 2019, and will continue to refine and enhance our estimation process with additional parallel testing throughout 2019. Additionally, we do not expect a material allowance for credit losses on our debt securities as a result of the standard based upon the current composition of our portfolio.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

2.    Revenue from Contracts with Customers
Our primary revenue sources, which include financing revenue and other interest income, are addressed by other GAAP and are not in the scope of ASC 606, Revenue from Contracts with Customers. As part of our Insurance operations, we recognize revenue from insurance contracts, which are addressed by other GAAP and are not included in the scope of this standard. Certain noninsurance contracts within our Insurance operations, including vehicle service contracts (VSCs), guaranteed asset protection (GAP) contracts, and vehicle maintenance contracts (VMCs), are included in the scope of this standard. All revenue associated with noninsurance contracts is recognized over the contract term on a basis proportionate to the anticipated cost emergence. Further, commissions and sales expense incurred to obtain these contracts are amortized over the terms of the related policies and service contracts on the same basis as premiums and service revenue are earned, and all advertising costs are recognized as expense when incurred.
The following table presents a disaggregated view of our revenue from contracts with customers included in other revenue that falls within the scope of the revenue recognition principles of ASC 606, Revenue from Contracts with Customers. For further information regarding our revenue recognition policies and details about the nature of our respective revenue streams, refer to Note 1 and Note 3 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2019
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$131	$—	$—	$—	$131
Remarketing fee income	18	—	—	—	—	18
Brokerage commissions and other revenue	—	—	—	—	17	17
Deposit account and other banking fees	—	—	—	—	5	5
Brokered/agent commissions	—	3	—	—	—	3
Other	5	—	—	—	—	5
Total revenue from contracts with customers	23	134	—	—	22	179
All other revenue	45	226	2	11	3	287
Total other revenue (d)	$68	$360	$2	$11	$25	$466
2018
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$123	$—	$—	$—	$123
Remarketing fee income	23	—	—	—	—	23
Brokerage commissions and other revenue	—	—	—	—	16	16
Deposit account and other banking fees	—	—	—	—	3	3
Brokered/agent commissions	—	4	—	—	—	4
Other	2	1	—	—	—	3
Total revenue from contracts with customers	25	128	—	—	19	172
All other revenue	41	118	1	8	14	182
Total other revenue (d)	$66	$246	$1	$8	$33	$354

(a)
We had $2.6 billion and $2.5 billion in unearned revenue associated with outstanding contracts at January 1, 2019, and January 1, 2018, respectively, and $199 million and $194 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended March 31, 2019, and March 31, 2018, respectively.

(b)
At March 31, 2019, we had unearned revenue of $2.7 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $554 million during the remainder of 2019, $672 million in 2020, $562 million in 2021, $424 million in 2022, and $477 million thereafter. At March 31, 2018, we had unearned revenue of $2.5 billion associated with outstanding contracts.

(c)
We had opening and closing balances of deferred insurance assets of $1.5 billion and $1.6 billion at January 1, 2019, and March 31, 2019, respectively, and recognized $111 million of expense during the three months ended March 31, 2019. We had opening and closing balances of deferred insurance assets of $1.4 billion at both January 1, 2018, and March 31, 2018, and recognized $103 million of expense during the three months ended March 31, 2018.

(d)	Represents a component of total net revenue. Refer to Note 21 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $15 million and $18 million for the three months ended March 31, 2019, and March 31, 2018, respectively, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

3.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended March 31,
($ in millions)	2019	2018
Late charges and other administrative fees	$29	$29
Remarketing fees	18	23
Servicing fees	6	8
Income from equity-method investments	4	6
Other, net	30	43
Total other income, net of losses	$87	$109
4.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2019	2018
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$134	$140
Less: Reinsurance recoverable	96	108
Net reserves for insurance losses and loss adjustment expenses at January 1,	38	32
Net insurance losses and loss adjustment expenses incurred related to:
Current year	59	60
Prior years (a)	—	3
Total net insurance losses and loss adjustment expenses incurred	59	63
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(33)	(31)
Prior years	(23)	(19)
Total net insurance losses and loss adjustment expenses paid or payable	(56)	(50)
Net reserves for insurance losses and loss adjustment expenses at March 31,	41	45
Plus: Reinsurance recoverable	94	112
Total gross reserves for insurance losses and loss adjustment expenses at March 31,	$135	$157

(a)	There have been no material adverse changes to the reserve for prior years.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

5.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended March 31,
($ in millions)	2019	2018
Insurance commissions	$114	$110
Technology and communications	77	71
Advertising and marketing	48	39
Lease and loan administration	39	42
Professional services	29	32
Regulatory and licensing fees	28	30
Vehicle remarketing and repossession	27	32
Premises and equipment depreciation	22	20
Occupancy	13	11
Non-income taxes	9	8
Amortization of intangible assets	3	3
Other	44	47
Total other operating expenses	$453	$445

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

	March 31, 2019				December 31, 2018
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,990	$1	$(49)	$1,942	$1,911	$—	$(60)	$1,851
U.S. States and political subdivisions	771	13	(3)	781	816	3	(17)	802
Foreign government	170	2	—	172	145	1	(1)	145
Agency mortgage-backed residential	18,939	98	(193)	18,844	17,486	47	(395)	17,138
Agency mortgage-backed commercial	316	4	—	320	3	—	—	3
Mortgage-backed residential	2,912	7	(33)	2,886	2,796	1	(111)	2,686
Mortgage-backed commercial	725	—	(2)	723	715	1	(2)	714
Asset-backed	665	4	(1)	668	723	2	(2)	723
Corporate debt	1,301	7	(14)	1,294	1,286	1	(46)	1,241
Total available-for-sale securities (a) (b) (c)	$27,789	$136	$(295)	$27,630	$25,881	$56	$(634)	$25,303
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential (d)	$2,351	$15	$(28)	$2,338	$2,319	$6	$(61)	$2,264
Asset-backed retained notes	36	—	—	36	43	—	—	43
Total held-to-maturity securities	$2,387	$15	$(28)	$2,374	$2,362	$6	$(61)	$2,307

(a)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million at both March 31, 2019, and December 31, 2018.

(b)	Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 17 for additional information.

(c)
Available-for-sale securities with a fair value of $4.1 billion and $9.2 billion at March 31, 2019, and December 31, 2018, respectively, were pledged to secure advances from the Federal Home Loan Bank (FHLB), short-term borrowings or repurchase agreements, or for other purposes as required by contractual obligation or law. Under these agreements, we have granted the counterparty the right to sell or pledge $985 million and $821 million of the underlying investment securities at March 31, 2019, and December 31, 2018, respectively.

(d)	Held-to-maturity securities with a fair value of $1.3 billion and $1.2 billion at March 31, 2019, and December 31, 2018, respectively, were pledged to secure advances from the FHLB.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of debt securities outstanding is summarized in the following tables. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2019
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$1,942	1.7%	$28	1.7%	$1,341	1.6%	$573	1.9%	$—	—%
U.S. States and political subdivisions	781	3.2	52	2.7	43	2.5	212	2.7	474	3.5
Foreign government	172	2.3	41	2.1	55	2.3	73	2.4	3	2.7
Agency mortgage-backed residential	18,844	3.4	—	—	—	—	52	1.9	18,792	3.4
Agency mortgage-backed commercial	320	3.2	—	—	3	3.1	83	3.3	234	3.2
Mortgage-backed residential	2,886	3.3	—	—	—	—	—	—	2,886	3.3
Mortgage-backed commercial	723	3.8	—	—	—	—	36	4.0	687	3.8
Asset-backed	668	3.5	—	—	390	3.4	165	4.0	113	3.3
Corporate debt	1,294	3.2	152	3.1	512	2.9	606	3.4	24	5.9
Total available-for-sale securities	$27,630	3.3	$273	2.7	$2,344	2.2	$1,800	2.8	$23,213	3.4
Amortized cost of available-for-sale securities	$27,789		$273		$2,376		$1,814		$23,326
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$2,351	3.2%	$—	—%	$—	—%	$—	—%	$2,351	3.2%
Asset-backed retained notes	36	2.1	—	—	36	2.1	—	—	—	—
Total held-to-maturity securities	$2,387	3.2	$—	—	$36	2.1	$—	—	$2,351	3.2
December 31, 2018
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$1,851	1.9%	$12	1.0%	$1,277	1.8%	$562	2.0%	$—	—%
U.S. States and political subdivisions	802	3.0	49	1.9	43	2.3	252	2.6	458	3.4
Foreign government	145	2.4	18	3.1	60	2.3	67	2.4	—	—
Agency mortgage-backed residential	17,138	3.3	—	—	—	—	54	1.9	17,084	3.3
Agency mortgage-backed commercial	3	3.1	—	—	3	3.1	—	—	—	—
Mortgage-backed residential	2,686	3.3	—	—	—	—	—	—	2,686	3.3
Mortgage-backed commercial	714	3.8	—	—	—	—	46	3.9	668	3.8
Asset-backed	723	3.5	—	—	478	3.4	121	4.0	124	3.3
Corporate debt	1,241	3.1	144	2.8	496	2.9	581	3.3	20	5.5
Total available-for-sale securities	$25,303	3.2	$223	2.6	$2,357	2.4	$1,683	2.8	$21,040	3.3
Amortized cost of available-for-sale securities	$25,881		$224		$2,405		$1,743		$21,509
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$2,319	3.2%	$—	—%	$—	—%	$—	—%	$2,319	3.2%
Asset-backed retained notes	43	2.0	—	—	42	2.0	1	3.3	—	—
Total held-to-maturity securities	$2,362	3.2	$—	—	$42	2.0	$1	3.3	$2,319	3.2

(a)
Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.

The balances of cash equivalents were $56 million and $35 million at March 31, 2019, and December 31, 2018, respectively, and were composed primarily of money-market accounts and short-term securities, including U.S. Treasury bills.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents interest and dividends on investment securities.

	Three months ended March 31,
($ in millions)	2019	2018
Taxable interest	$214	$154
Taxable dividends	3	3
Interest and dividends exempt from U.S. federal income tax	5	6
Interest and dividends on investment securities	$222	$163
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period. There were no other-than-temporary impairments of available-for-sale securities for the periods presented.

	Three months ended March 31,
($ in millions)	2019	2018
Available-for-sale securities
Gross realized gains	$10	$6
Gross realized losses (a)	(1)	—
Net realized gains on available-for-sale securities	9	6
Net realized gain on equity securities	29	22
Net unrealized gain (loss) on equity securities	70	(40)
Other gain (loss) on investments, net	$108	$(12)

(a)
Certain available-for-sale securities were sold at a loss during the three months ended March 31, 2019, as a result of market conditions within these periods (e.g., a downgrade in the rating of a debt security) or based on corporate actions outside of our control (such as a call by the issuer). Any such sales were made in accordance with our risk-management policies and practices.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The table below summarizes available-for-sale and held-to-maturity securities in an unrealized loss position, which we evaluated for other than temporary impairment. For additional information on our methodology, refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K. As of March 31, 2019, we did not have the intent to sell the available-for-sale or held-to-maturity securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result of this evaluation, we believe that the securities with an unrealized loss position are not considered to be other-than-temporarily impaired at March 31, 2019.

	March 31, 2019				December 31, 2018
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$42	$—	$1,749	$(49)	$31	$—	$1,758	$(60)
U.S. States and political subdivisions	23	—	189	(3)	259	(3)	317	(14)
Foreign government	4	—	22	—	6	—	74	(1)
Agency mortgage-backed residential	510	(1)	11,145	(192)	5,537	(94)	7,808	(301)
Agency mortgage-backed commercial	30	—	—	—	—	—	—	—
Mortgage-backed residential	131	—	1,676	(33)	1,024	(20)	1,360	(91)
Mortgage-backed commercial	517	(2)	41	—	347	(1)	36	(1)
Asset-backed	6	—	214	(1)	294	(1)	124	(1)
Corporate debt	105	—	764	(14)	576	(19)	569	(27)
Total temporarily impaired available-for-sale securities	$1,368	$(3)	$15,800	$(292)	$8,074	$(138)	$12,046	$(496)
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$86	$—	$1,376	$(28)	$457	$(6)	$1,376	$(55)
Asset-backed retained notes	—	—	16	—	16	—	19	—
Total held-to-maturity debt securities	$86	$—	$1,392	$(28)	$473	$(6)	$1,395	$(55)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

7.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at gross carrying value was as follows.

($ in millions)	March 31, 2019	December 31, 2018
Consumer automotive (a)	$71,553	$70,539
Consumer mortgage
Mortgage Finance (b)	16,225	15,155
Mortgage — Legacy (c)	1,433	1,546
Total consumer mortgage	17,658	16,701
Total consumer	89,211	87,240
Commercial
Commercial and industrial
Automotive	31,559	33,672
Other	4,516	4,205
Commercial real estate	4,769	4,809
Total commercial	40,844	42,686
Total finance receivables and loans (d)	$130,055	$129,926

(a)	Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 17 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $17 million and $18 million at March 31, 2019, and December 31, 2018, respectively, 33% of which are expected to start principal amortization in 2019, and 40% in 2020. The remainder of these loans have exited the interest-only period.

(c)	Includes loans originated as interest-only mortgage loans of $305 million and $341 million at March 31, 2019, and December 31, 2018, respectively, of which 99% have exited the interest-only period.

(d)	Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $584 million and $587 million at March 31, 2019, and December 31, 2018, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended March 31, 2019 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2019	$1,048	$53	$141	$1,242
Charge-offs (a)	(352)	(3)	(5)	(360)
Recoveries	118	5	—	123
Net charge-offs	(234)	2	(5)	(237)
Provision for loan losses	257	(3)	28	282
Other (b)	(1)	—	2	1
Allowance at March 31, 2019	$1,070	$52	$166	$1,288
Allowance for loan losses at March 31, 2019
Individually evaluated for impairment	$46	$22	$58	$126
Collectively evaluated for impairment	1,024	30	108	1,162
Finance receivables and loans at gross carrying value
Ending balance	$71,553	$17,658	$40,844	$130,055
Individually evaluated for impairment	501	227	269	997
Collectively evaluated for impairment	71,052	17,431	40,575	129,058

(a)
Represents the amount of the gross carrying value directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for more information regarding our charge-off policies.

(b)	Primarily related to the transfer of finance receivables and loans from held-for-sale to held-for-investment.

Three months ended March 31, 2018 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2018	$1,066	$79	$131	$1,276
Charge-offs (a)	(365)	(12)	—	(377)
Recoveries	112	6	—	118
Net charge-offs	(253)	(6)	—	(259)
Provision for loan losses	253	1	7	261
Allowance at March 31, 2018	$1,066	$74	$138	$1,278
Allowance for loan losses at March 31, 2018
Individually evaluated for impairment	$40	$27	$21	$88
Collectively evaluated for impairment	1,026	47	117	1,190
Finance receivables and loans at gross carrying value
Ending balance	$69,318	$14,683	$41,326	$125,327
Individually evaluated for impairment	463	230	147	840
Collectively evaluated for impairment	68,855	14,453	41,179	124,487

(a)
Represents the amount of the gross carrying value directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for more information regarding our charge-off policies.

The following table presents information about significant sales of finance receivables and loans and transfers of finance receivables and loans from held-for-investment to held-for-sale based on net carrying value.

	Three months ended March 31,
($ in millions)	2019	2018
Consumer automotive	$20	$—
Consumer mortgage	—	1
Total sales and transfers (a)	$20	$1

(a)
During the three months ended March 31, 2019, we also sold $128 million of finance receivables that were classified as held-for-sale and transferred $63 million of finance receivables from held-for-sale to held-for-investment as of March 31, 2019, both relating to equipment finance receivables from our commercial automotive business.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about significant purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended March 31,
($ in millions)	2019	2018
Consumer automotive	$99	$168
Consumer mortgage	1,235	1,295
Total purchases of finance receivables and loans	$1,334	$1,463
The following table presents an analysis of our past-due finance receivables and loans recorded at gross carrying value.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
March 31, 2019
Consumer automotive	$1,575	$379	$260	$2,214	$69,339	$71,553
Consumer mortgage
Mortgage Finance	52	8	9	69	16,156	16,225
Mortgage — Legacy	31	11	36	78	1,355	1,433
Total consumer mortgage	83	19	45	147	17,511	17,658
Total consumer	1,658	398	305	2,361	86,850	89,211
Commercial
Commercial and industrial
Automotive	1	8	78	87	31,472	31,559
Other	—	—	2	2	4,514	4,516
Commercial real estate	—	—	2	2	4,767	4,769
Total commercial	1	8	82	91	40,753	40,844
Total consumer and commercial	$1,659	$406	$387	$2,452	$127,603	$130,055
December 31, 2018
Consumer automotive	$2,107	$537	$296	$2,940	$67,599	$70,539
Consumer mortgage
Mortgage Finance	67	5	4	76	15,079	15,155
Mortgage — Legacy	30	10	42	82	1,464	1,546
Total consumer mortgage	97	15	46	158	16,543	16,701
Total consumer	2,204	552	342	3,098	84,142	87,240
Commercial
Commercial and industrial
Automotive	—	1	31	32	33,640	33,672
Other	—	4	16	20	4,185	4,205
Commercial real estate	—	—	1	1	4,808	4,809
Total commercial	—	5	48	53	42,633	42,686
Total consumer and commercial	$2,204	$557	$390	$3,151	$126,775	$129,926

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the gross carrying value of our finance receivables and loans on nonaccrual status.

($ in millions)	March 31, 2019	December 31, 2018
Consumer automotive	$643	$664
Consumer mortgage
Mortgage Finance	13	9
Mortgage — Legacy	62	70
Total consumer mortgage	75	79
Total consumer	718	743
Commercial
Commercial and industrial
Automotive	138	203
Other	125	142
Commercial real estate	6	4
Total commercial	269	349
Total consumer and commercial finance receivables and loans	$987	$1,092
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
The following table presents performing and nonperforming credit quality indicators in accordance with our internal accounting policies for our consumer finance receivables and loans recorded at gross carrying value. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for additional information.

	March 31, 2019			December 31, 2018
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$70,910	$643	$71,553	$69,875	$664	$70,539
Consumer mortgage
Mortgage Finance	16,212	13	16,225	15,146	9	15,155
Mortgage — Legacy	1,371	62	1,433	1,476	70	1,546
Total consumer mortgage	17,583	75	17,658	16,622	79	16,701
Total consumer	$88,493	$718	$89,211	$86,497	$743	$87,240
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at gross carrying value.

	March 31, 2019			December 31, 2018
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial and industrial
Automotive	$28,774	$2,785	$31,559	$30,799	$2,873	$33,672
Other	3,711	805	4,516	3,373	832	4,205
Commercial real estate	4,526	243	4,769	4,538	271	4,809
Total commercial	$37,011	$3,833	$40,844	$38,710	$3,976	$42,686

(a)
Includes loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that have a higher default risk or have already defaulted.

Impaired Loans and Troubled Debt Restructurings
Impaired Loans
Loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. For more information on our impaired finance receivables and loans, refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about our impaired finance receivables and loans.

($ in millions)	Unpaid principal balance (a)	Gross carrying value	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
March 31, 2019
Consumer automotive	$509	$501	$99	$402	$46
Consumer mortgage
Mortgage Finance	15	15	6	9	1
Mortgage — Legacy	216	212	65	147	21
Total consumer mortgage	231	227	71	156	22
Total consumer	740	728	170	558	68
Commercial
Commercial and industrial
Automotive	138	138	41	97	18
Other	144	125	56	69	40
Commercial real estate	6	6	3	3	—
Total commercial	288	269	100	169	58
Total consumer and commercial finance receivables and loans	$1,028	$997	$270	$727	$126
December 31, 2018
Consumer automotive	$503	$495	$105	$390	$44
Consumer mortgage
Mortgage Finance	15	15	6	9	1
Mortgage — Legacy	221	216	65	151	22
Total consumer mortgage	236	231	71	160	23
Total consumer	739	726	176	550	67
Commercial
Commercial and industrial
Automotive	203	203	112	91	10
Other	159	142	40	102	46
Commercial real estate	4	4	4	—	—
Total commercial	366	349	156	193	56
Total consumer and commercial finance receivables and loans	$1,105	$1,075	$332	$743	$123

(a)	Adjusted for charge-offs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents average balance and interest income for our impaired finance receivables and loans.

	2019		2018
Three months ended March 31, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$499	$8	$444	$7
Consumer mortgage
Mortgage Finance	15	—	9	—
Mortgage — Legacy	214	3	221	2
Total consumer mortgage	229	3	230	2
Total consumer	728	11	674	9
Commercial
Commercial and industrial
Automotive	170	1	47	1
Other	130	—	52	—
Commercial real estate	5	—	3	—
Total commercial	305	1	102	1
Total consumer and commercial finance receivables and loans	$1,033	$12	$776	$10
Troubled Debt Restructurings
Troubled Debt Restructurings (TDRs) are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For consumer automotive loans, we may offer several types of assistance to aid our customers, including payment extensions and rewrites of the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at gross carrying value were $837 million and $812 million at March 31, 2019, and December 31, 2018, respectively.
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $13 million and $4 million at March 31, 2019, and December 31, 2018, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for additional information.
The following table presents information related to finance receivables and loans recorded at gross carrying value modified in connection with a TDR during the period.

	2019			2018
Three months ended March 31, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	7,427	$129	$111	7,042	$128	$110
Consumer mortgage
Mortgage Finance	1	—	—	1	1	1
Mortgage — Legacy	20	3	3	62	10	9
Total consumer mortgage	21	3	3	63	11	10
Total consumer finance receivables and loans	7,448	132	114	7,105	139	120
Commercial
Commercial and Industrial
Automotive	6	41	41	—	—	—
Total commercial	6	41	41	—	—	—
Total consumer and commercial finance receivables and loans	7,454	$173	$155	7,105	$139	$120

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about finance receivables and loans recorded at gross carrying value that have redefaulted during the reporting period and were within twelve months or less of being modified as a TDR. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy (refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for additional information) except for commercial finance receivables and loans, where redefault is defined as 90 days past due.

	2019			2018
Three months ended March 31, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	2,209	$26	$16	2,326	$28	$18
Total consumer finance receivables and loans	2,209	$26	$16	2,326	$28	$18
8.    Leasing
On January 1, 2019, we adopted the amendments to the lease accounting principles. Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
Ally as the Lessee
We have operating leases for our corporate facilities, which have remaining lease terms of 6 months to 13 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend the leases for periods that range from 1 to 15 years. Some of those lease agreements also include options to terminate the leases in periods that range from 2 to 5 years after the commencement of the leases. We have not included any of these term extensions or termination provisions in our estimates of the lease term, as we do not consider it reasonably certain that the options will be exercised. Our property-lease agreements contain a lease component, which includes the right to use the real estate, and non-lease components, which include utilities and common area maintenance services. Lease components are accounted for under the ASC Topic on Leases, while non-lease components are accounted for under other GAAP Topics. We elected the practical expedient to account for the lease and non-lease components for property leases as a single lease component. Additional variable-rent payments made during the lease term are not based on a rate or index and are excluded from the calculations of ROU assets and lease liabilities and recognized as a component of variable lease expense as incurred.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancellable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception. In addition to lease costs related to the vehicles, the lease contracts include non-lease components such as maintenance, fuel, and administrative services. We elected to account for the lease and non-lease components separately. As a result, the non-lease components are excluded from the calculation of the ROU asset and lease liability and are recognized as other operating expenses as incurred.
The following table details our total investment in operating leases.

($ in millions)	March 31, 2019	January 1, 2019 (a)
Assets
Operating lease right-of-use assets (b)	$177	$161
Liabilities
Operating lease liabilities (c)	$206	$190

(a)	Date of adoption.

(b)	Included in other assets on our Condensed Consolidated Balance Sheet.

(c)	Included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.
During the three months ended March 31, 2019, we paid $12 million in cash for amounts included in the measurement of lease liabilities at March 31, 2019. This amount is included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the three months ended March 31, 2019, we obtained $27 million of ROU assets in exchange for new operating lease liabilities. As of March 31, 2019, the weighted-average remaining lease term of our operating lease portfolio was 7 years, and the weighted-average discount rate was 2.98%.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of March 31, 2019, and that have noncancellable lease terms expiring after March 31, 2019.

($ in millions)
2019	$36
2020	46
2021	36
2022	24
2023	16
2024 and thereafter	71
Total undiscounted cash flows	229
Difference between undiscounted cash flows and discounted cash flows	(23)
Total lease liability	$206
In addition to the above, we entered into a forward-starting lease agreement in September 2017, for a new corporate facility in Charlotte, North Carolina, where we plan to consolidate several existing facilities into that location. The lessor and their agents are currently constructing the facilities at this location, with the lease scheduled to commence in April 2021 after construction is completed. The lease agreement will have a total of $290 million in undiscounted future lease payments over the 15 year term of the lease.
Future minimum rental payments required under operating leases as of December 31, 2018, prior to the date of adoption and as defined by the previous lease accounting guidance, with noncancellable lease terms expiring after December 31, 2018, were as follows.

Year ended December 31, ($ in millions)
2019	$48
2020	47
2021	46
2022	37
2023	31
2024 and thereafter	294
Total minimum payments required	$503
The following table details the components of total net operating lease expense.

	Three months ended March 31,
($ in millions)	2019	2018
Operating lease expense	$11	$10
Variable lease expense	2	2
Total lease expense, net (a)	$13	$12

(a)	Included in other operating expenses in our Condensed Consolidated Statement of Comprehensive Income.
Ally as the Lessor
Investment in Operating Leases
We purchase consumer operating lease contracts and the associated vehicles from dealerships after those contracts are executed by the dealers and the consumers. The amount we pay a dealer for an operating lease contract is based on the negotiated price for the vehicle less vehicle trade-in, down payment from the consumer, and available automotive manufacturer incentives. Under the operating lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value, down payment, or available manufacturer incentives) exceeds the contract residual value (including residual support) of the vehicle at lease termination, plus operating lease rental charges. The customer can terminate the lease at any point after commencement, subject to additional charges and fees. Both the consumer and the dealership have the option to purchase the vehicle at the end of the lease term, which can range from 24 to 60 months, at the residual value of the vehicle, however it is not reasonably certain this option will be exercised and as such our consumer leases are classified as operating leases. We have made an accounting policy election to exclude the sales taxes we collect from consideration in the lease contract and from variable lease payments not included in contract consideration. In addition to the charges described above, the consumer is generally responsible for certain charges related to excess mileage or excessive wear and tear on the vehicle. These charges are deemed variable lease payments and, as these payments are not based on a rate or index, they are recognized as net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income as incurred.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

When we acquire a consumer operating lease, we assume ownership of the vehicle from the dealer. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used-vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. Periodically, we revise the projected value of the leased vehicle at termination based on current market conditions and adjust depreciation expense if necessary over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of March 31, 2019, consumer operating leases with a carrying value, net of accumulated depreciation, of $394 million were covered by a residual value guarantee of 15% of the manufacturer’s suggested retail price.
The following table details our investment in operating leases.

($ in millions)	March 31, 2019	December 31, 2018
Vehicles	$9,903	$9,995
Accumulated depreciation	(1,564)	(1,578)
Investment in operating leases, net	$8,339	$8,417
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancellable lease terms expiring after March 31, 2019.

($ in millions)
2019	$1,024
2020	933
2021	402
2022	57
2023	5
2024 and thereafter	—
Total lease payments from operating leases	$2,421
We recognized $361 million and $382 million in operating lease revenue for the three months ended March 31, 2019, and March 31, 2018, respectively. Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended March 31,
($ in millions)	2019	2018
Depreciation expense on operating lease assets (excluding remarketing gains)	$261	$291
Remarketing gains, net	(15)	(18)
Net depreciation expense on operating lease assets	$246	$273

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Finance Leases
Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet was $481 million and $439 million as of March 31, 2019, and December 31, 2018, respectively. This includes lease payment receivables of $465 million and $425 million and unguaranteed residual assets of $16 million and $14 million, respectively, as of March 31, 2019, and December 31, 2018. Interest income on finance lease receivables was $6 million for both the three months ended March 31, 2019, and March 31, 2018, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancellable lease terms expiring after March 31, 2019.

($ in millions)
2019	$110
2020	139
2021	134
2022	67
2023	38
2024 and thereafter	29
Total undiscounted cash flows	517
Difference between undiscounted cash flows and discounted cash flows	(52)
Present value of lease payments recorded as lease receivable	$465
9.    Securitizations and Variable Interest Entities
We securitize, transfer, and service consumer and commercial automotive loans, and operating leases. We often securitize these loans and notes secured by operating leases (collectively referred to as financial assets) using special purpose entities (SPEs). An SPE is a legal entity that is designed to fulfill a specified limited need of the sponsor. Our principal use of SPEs is to obtain liquidity by securitizing certain of our financial assets. SPEs are often variable interest entities (VIEs) and may or may not be included on our Condensed Consolidated Balance Sheet.
VIEs are legal entities that either have an insufficient amount of equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the ability to control the entity’s activities that most significantly impact economic performance through voting or similar rights, or do not have the obligation to absorb the expected losses or the right to receive expected residual returns of the entity.
The VIEs included on the Condensed Consolidated Balance Sheet represent SPEs where we are deemed to be the primary beneficiary, primarily due to our servicing activities and our beneficial interests in the VIE that could be potentially significant.
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
There were no sales of financial assets into nonconsolidated VIEs for both the three months ended March 31, 2019, and March 31, 2018.
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
Refer to Note 1 and Note 11 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for further description of our securitization activities and our involvement with VIEs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents our involvement in consolidated and nonconsolidated VIEs in which we hold variable interests. For additional detail related to the assets and liabilities of consolidated variable interest entities refer to the Condensed Consolidated Balance Sheet.

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
March 31, 2019
On-balance sheet variable interest entities
Consumer automotive	$16,226	(b)	$6,480	(c)
Commercial automotive	9,620		3,297
Off-balance sheet variable interest entities
Consumer automotive	38	(d)	—		$957	$995	(e)
Commercial other	867	(f)	343	(g)	—	1,115	(h)
Total	$26,751		$10,120		$957	$2,110
December 31, 2018
On-balance sheet variable interest entities
Consumer automotive	$16,255	(b)	$6,573	(c)
Commercial automotive	11,089		3,946
Off-balance sheet variable interest entities
Consumer automotive	45	(d)	—		$1,235	$1,280	(e)
Commercial other	806	(f)	326	(g)	—	1,054	(h)
Total	$28,195		$10,845		$1,235	$2,334

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $8.4 billion of assets that were not encumbered by VIE beneficial interests held by third parties at both March 31, 2019, and December 31, 2018. Ally or consolidated affiliates hold the interests in these assets.

(c)	Includes $24 million and $25 million of liabilities that were not obligations to third-party beneficial interest holders at March 31, 2019, and December 31, 2018, respectively.

(d)
Represents retained notes and certificated residual interests, of which $36 million and $43 million were classified as held-to-maturity securities at March 31, 2019, and December 31, 2018, respectively, and $2 million were classified as other assets at both March 31, 2019, and December 31, 2018. These assets represent our five percent interest in the credit risk of the assets underlying asset-backed securitizations.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Cash Flows with Off-balance Sheet Securitization Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive assets (e.g., servicing) that were outstanding during the three months ended March 31, 2019, and 2018. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

Three months ended March 31, ($ in millions)	Consumer automotive
2019
Cash flows received on retained interests in securitization entities	$7
Servicing fees	3
Cash disbursements for repurchases during the period	(1)
2018
Cash flows received on retained interests in securitization entities	$5
Servicing fees	5
Cash disbursements for repurchases during the period	(1)
Delinquencies and Net Credit Losses
The following tables present quantitative information about delinquencies and net credit losses for off-balance sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Off-balance sheet securitization entities
Consumer automotive	$957	$1,235	$8	$13
Whole-loan sales (a)
Consumer automotive	503	634	2	3
Total	$1,460	$1,869	$10	$16

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

	Net credit losses
	Three months ended March 31,
($ in millions)	2019	2018
Off-balance sheet securitization entities
Consumer automotive	$2	$3
Whole-loan sales (a)
Consumer automotive	—	1
Total	$2	$4

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

10.    Other Assets
The components of other assets were as follows.

($ in millions)	March 31, 2019	December 31, 2018
Property and equipment at cost	$1,286	$1,250
Accumulated depreciation	(708)	(686)
Net property and equipment	578	564
Nonmarketable equity investments (a)	1,240	1,410
Restricted cash held for securitization trusts (b)	838	965
Investment in qualified affordable housing projects (c)	687	649
Accrued interest, fees, and rent receivables	624	599
Equity-method investments (d)	289	262
Other accounts receivable	269	203
Goodwill (e)	240	240
Net deferred tax assets	137	317
Restricted cash and cash equivalents (f)	109	124
Fair value of derivative contracts in receivable position (g)	22	41
Cash collateral placed with counterparties	20	26
Other assets	940	753
Total other assets	$5,993	$6,153

(a)
Includes investments in FHLB stock of $732 million and $903 million at March 31, 2019, and December 31, 2018, respectively; Federal Reserve Bank (FRB) stock of $448 million at both March 31, 2019, and December 31, 2018; and equity securities without a readily determinable fair value of $60 million and $59 million at March 31, 2019, and December 31, 2018, respectively, measured at cost with adjustments for impairment and observable changes in price. Through March 31, 2019, we recorded $3 million of cumulative impairments and downward adjustments related to equity securities without a readily determinable fair value.

(b)
Includes restricted cash collected from customer payments on securitized receivables, which are distributed by us to investors as payments on the related secured debt, and cash reserve deposits utilized as a form of credit enhancement for various securitization transactions.

(c)
Investment in qualified affordable housing projects are accounted for using the proportional amortization method of accounting and include $336 million and $319 million of unfunded commitments to provide additional capital contributions to investees at March 31, 2019, and December 31, 2018, respectively. Substantially all of the unfunded commitments at March 31, 2019, are expected to be paid out over the next five years.

(d)	Primarily relates to investments made in connection with our Community Reinvestment Act (CRA) program.

(e)
Includes goodwill of $27 million within our Insurance operations at both March 31, 2019, and December 31, 2018; $193 million within Corporate and Other at both March 31, 2019, and December 31, 2018; and $20 million within Automotive Finance operations at both March 31, 2019, and December 31, 2018. No changes to the carrying amount of goodwill were recorded during the three months ended March 31, 2019.

(f)
Primarily represents a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, or letter of credit arrangements and corresponding collateral requirements.

(g)	For additional information on derivative instruments and hedging activities, refer to Note 17.
11.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	March 31, 2019	December 31, 2018
Noninterest-bearing deposits	$141	$142
Interest-bearing deposits
Savings and money-market checking accounts	60,258	56,050
Certificates of deposit	52,899	49,985
Other deposits	1	1
Total deposit liabilities	$113,299	$106,178
At March 31, 2019, and December 31, 2018, certificates of deposit included $22.1 billion and $21.0 billion, respectively, of those in denominations of $100 thousand or more. At March 31, 2019, and December 31, 2018, certificates of deposit included $6.6 billion and $6.1 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

12.    Debt
Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	March 31, 2019			December 31, 2018
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$2,486	$—	$2,486	$2,477	$—	$2,477
Federal Home Loan Bank	—	2,775	2,775	—	6,825	6,825
Securities sold under agreements to repurchase	—	854	854	—	685	685
Total short-term borrowings	$2,486	$3,629	$6,115	$2,477	$7,510	$9,987

(a)	Refer to the section below titled Long-term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of March 31, 2019, the securities sold under agreements to repurchase consisted of $448 million of U.S. Treasury securities and $406 million of agency mortgage-backed residential debt securities set to mature as follows: $513 million within 30 days, $268 million within 31 to 60 days, and $73 million within 61 to 90 days. Refer to Note 6 and Note 20 for further details.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. At March 31, 2019, we did not place any collateral, and we received cash collateral totaling $8 million and noncash collateral totaling $3 million. At December 31, 2018, we did not place any collateral, and we received cash collateral totaling $8 million and noncash collateral totaling $4 million.
Long-term Debt
The following table presents the composition of our long-term debt portfolio.

	March 31, 2019			December 31, 2018
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$2,630	$6,948	$9,578	$1,663	$7,313	$8,976
Due after one year	8,708	23,204	31,912	10,444	24,773	35,217
Total long-term debt (b) (c)	$11,338	$30,152	$41,490	$12,107	$32,086	$44,193

(a)	Includes basis adjustments related to the application of hedge accounting. Refer to Note 17 for additional information.

(b)	Includes $2.6 billion of trust preferred securities at both March 31, 2019, and December 31, 2018.

(c)	Includes advances net of hedge basis adjustment from the FHLB of Pittsburgh of $14.7 billion and $14.9 billion at March 31, 2019, and December 31, 2018, respectively.
The following table presents the scheduled remaining maturity of long-term debt at March 31, 2019, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2019	2020	2021	2022	2023	2024 and thereafter	Total
Unsecured
Long-term debt	$917	$2,258	$697	$1,075	$12	$7,504	$12,463
Original issue discount	(31)	(41)	(45)	(49)	(56)	(903)	(1,125)
Total unsecured	886	2,217	652	1,026	(44)	6,601	11,338
Secured
Long-term debt	4,998	6,909	10,185	6,008	1,236	816	30,152
Total long-term debt	$5,884	$9,126	$10,837	$7,034	$1,192	$7,417	$41,490

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	March 31, 2019			December 31, 2018
($ in millions)	Total (a)		Ally Bank	Total (a)		Ally Bank
Investment securities (b)	$5,243		$4,357	$10,280		$9,564
Mortgage assets held-for-investment and lending receivables	17,447		17,447	16,498		16,498
Consumer automotive finance receivables	15,882		9,777	17,015		9,715
Commercial automotive finance receivables	14,269		14,269	15,563		15,563
Operating leases	132		—	170		—
Total assets restricted as collateral (c) (d)	$52,973		$45,850	$59,526		$51,340
Secured debt	$33,781	(e)	$27,233	$39,596	(e)	$32,072

(a)	Ally Bank is a component of the total column.

(b)
A portion of the restricted investment securities at March 31, 2019, and December 31, 2018, were restricted under repurchase agreements. Refer to the section above titled Short-term Borrowings for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $26.6 billion and $30.8 billion at March 31, 2019, and December 31, 2018, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans and investment securities. Ally Bank has access to the FRB Discount Window. Ally Bank had assets pledged and restricted as collateral to the FRB totaling $2.4 billion at both March 31, 2019, and December 31, 2018. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 10 for additional information.

(e)	Includes $3.6 billion and $7.5 billion of short-term borrowings at March 31, 2019, and December 31, 2018, respectively.
Trust Preferred Securities
At both March 31, 2019, and December 31, 2018, we had issued and outstanding approximately $2.6 billion in aggregate liquidation preference of 8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 (Series 2 TRUPS). Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions are payable at an annual rate equal to three-month London interbank offered rate plus 5.785% payable quarterly in arrears. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case.
Funding Facilities
We utilize both committed secured credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Condensed Consolidated Balance Sheet.
As of March 31, 2019, Ally Bank had exclusive access to $3.8 billion of funding capacity from committed credit facilities. Ally Bank’s credit facilities are complemented by the FRB and FHLB funding programs.
The total capacity in our credit facilities is provided by banks through private transactions. The facilities can be revolving in nature, generally having an original tenor ranging from 364 days to two years, and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the commitment period. At March 31, 2019, all of our $7.6 billion of capacity was revolving and of this balance, $6.0 billion was from facilities with a remaining tenor greater than 364 days.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Committed Secured Credit Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Bank funding
Secured	$3,050	$3,500	$700	$1,300	$3,750	$4,800
Parent funding
Secured	2,666	3,165	1,134	635	3,800	3,800
Total committed secured credit facilities	$5,716	$6,665	$1,834	$1,935	$7,550	$8,600

(a)
Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

13.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	March 31, 2019	December 31, 2018
Accounts payable	$347	$516
Unfunded commitments for investment in qualified affordable housing projects	336	319
Employee compensation and benefits	165	255
Reserves for insurance losses and loss adjustment expenses	135	134
Deferred revenue	28	27
Cash collateral received from counterparties	27	41
Fair value of derivative contracts in payable position (a)	21	37
Other liabilities	663	347
Total accrued expenses and other liabilities	$1,722	$1,676

(a)	For additional information on derivative instruments and hedging activities, refer to Note 17.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

14.    Accumulated Other Comprehensive Loss
The following table presents changes, net of tax, in each component of accumulated other comprehensive loss.

($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive loss
Balance at December 31, 2017	$(173)	$16	$11	$(89)	$(235)
Cumulative effect of changes in accounting principles, net of tax (c)
Adoption of Accounting Standards Update 2016-01	27	—	—	—	27
Adoption of Accounting Standards Update 2018-02	(40)	4	—	(6)	(42)
Balance at January 1, 2018	(186)	20	11	(95)	(250)
2018 net change	(338)	(1)	14	(3)	(328)
Balance at March 31, 2018	$(524)	$19	$25	$(98)	$(578)
Balance at December 31, 2018	$(481)	$18	$19	$(95)	$(539)
Cumulative effect of changes in accounting principles, net of tax (c)
Adoption of Accounting Standards Update 2017-08	8	—	—	—	8
Balance at January 1, 2019	(473)	18	19	(95)	(531)
2019 net change	315	—	(8)	(1)	306
Balance at March 31, 2019	$(158)	$18	$11	$(96)	$(225)

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 17.

(c)	Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present the before- and after-tax changes in each component of accumulated other comprehensive (loss) income.

Three months ended March 31, 2019 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$421		$(99)		$322
Less: Net realized gains reclassified to income from continuing operations	9	(a)	(2)	(b)	7
Net change	412		(97)		315
Translation adjustments
Net unrealized gains arising during the period	2		(1)		1
Net investment hedges (c)
Net unrealized losses arising during the period	(2)		1		(1)
Cash flow hedges (c)
Net unrealized losses arising during the period	(5)		1		(4)
Less: Net realized gains reclassified to income from continuing operations	5		(1)		4
Net change	(10)		2		(8)
Defined benefit pension plans
Net unrealized losses arising during the period	(1)		—		(1)
Other comprehensive loss	$401		$(95)		$306

(a)	Includes gains reclassified to other gain (loss) on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 17.

Three months ended March 31, 2018 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(436)		$103		$(333)
Less: Net realized gains reclassified to income from continuing operations	6	(a)	(1)	(b)	5
Net change	(442)		104		(338)
Translation adjustments
Net unrealized losses arising during the period	(5)		1		(4)
Net investment hedges (c)
Net unrealized gains arising during the period	4		(1)		3
Cash flow hedges (c)
Net unrealized gains arising during the period	18		(4)		14
Defined benefit pension plans
Net unrealized losses arising during the period	(3)		—		(3)
Other comprehensive loss	$(428)		$100		$(328)

(a)	Includes gains reclassified to other (loss) gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 17.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

15.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended March 31,
($ in millions, except per share data; shares in thousands) (a)	2019	2018
Net income from continuing operations attributable to common stockholders	$375	$252
Loss from discontinued operations, net of tax	(1)	(2)
Net income attributable to common stockholders	$374	$250
Basic weighted-average common shares outstanding (b)	404,129	436,213
Diluted weighted-average common shares outstanding (b)	405,959	438,931
Basic earnings per common share
Net income from continuing operations	$0.93	$0.58
Loss from discontinued operations, net of tax	—	(0.01)
Net income	$0.93	$0.57
Diluted earnings per common share
Net income from continuing operations	$0.92	$0.57
Loss from discontinued operations, net of tax	—	(0.01)
Net income	$0.92	$0.57

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)	Includes shares related to share-based compensation that vested but were not yet issued.
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
Ally and Ally Bank are subject to capital requirements issued by U.S. banking regulators that require us to maintain risk-based and leverage capital ratios above minimum levels. As of January 1, 2015, Ally and Ally Bank became subject to the rules implementing the 2010 Basel III capital framework in the United States (U.S. Basel III), which generally reflects higher capital requirements, capital buffers, and changes to regulatory capital definitions, deductions, and adjustments, relative to the predecessor requirements implementing the Basel I capital framework in the United States. Certain aspects of U.S. Basel III, including the capital buffers, were subject to a phase-in period through December 31, 2018.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Condensed Consolidated Financial Statements or the results of operations and financial condition of Ally and Ally Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and Ally Bank must meet specific capital guidelines that involve quantitative measures of capital, assets, and certain off-balance sheet items. These measures and related classifications, which are used in the calculation of our risk-based and leverage capital ratios and those of Ally Bank, are also subject to qualitative judgments by the regulators about the components of capital, the risk-weightings of assets and other exposures, and other factors. The FRB also uses these ratios and guidelines as part of the capital planning and stress testing processes. In addition, in order for Ally to maintain its status as an FHC, Ally and its bank subsidiary, Ally Bank, must remain well capitalized and well managed, as defined under applicable laws. The well capitalized standard for insured depository institutions, such as Ally Bank, reflects the capital requirements under U.S. Basel III.
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. In addition to these minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer of more than 2.5%. Failure to maintain the full amount of the buffer would result in restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%.
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
In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including Ally, the option to phase in the day-one impact of CECL over a period of three years for regulatory capital purposes. In addition, the FRB announced that although BHCs subject to company-run stress tests as part of CCAR must incorporate CECL beginning in the 2020 cycle, in order to reduce uncertainty, the FRB will maintain its current modeling framework for the allowance for loan losses in supervisory stress tests through the 2021 cycle.
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
Following the issuance of this proposed rule, during the first quarter of 2019, the FRB announced that a number of large and noncomplex BHCs with $100 billion or more but less than $250 billion in total consolidated assets, including Ally, will not be required to submit a capital plan to the FRB, participate in the supervisory stress test or CCAR, or conduct company-run stress tests during the 2019 cycle. Instead, Ally’s capital actions during this cycle will be largely based on the results from its 2018 supervisory stress test.
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
At this time, how all of these proposals and revisions will be harmonized and finalized in the United States is not clear or predictable and we continue to evaluate the impacts these proposals and revisions may have on us.
Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	March 31, 2019		December 31, 2018		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$13,603	9.33%	$13,397	9.14%	4.50%	(b)
Ally Bank	16,609	12.55	16,552	12.61	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$16,035	10.99%	$15,831	10.80%	6.00%	6.00%
Ally Bank	16,609	12.55	16,552	12.61	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$18,292	12.54%	$18,046	12.31%	8.00%	10.00%
Ally Bank	17,802	13.46	17,620	13.42	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$16,035	9.02%	$15,831	9.00%	4.00%	(b)
Ally Bank	16,609	10.45	16,552	10.69	4.00	5.00%

(a)
In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally and Ally Bank were required to maintain a minimum capital conservation buffer of 2.5% and 1.875% at March 31, 2019, and December 31, 2018, respectively.

(b)	Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”

(c)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
At March 31, 2019, Ally and Ally Bank were “well-capitalized” and met all applicable capital requirements to which each was subject.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information related to our common stock and distributions to our common stockholders over the last five quarters.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2018
First quarter	$185	6,473	437,054	432,691	$0.13
Second quarter	195	7,280	432,691	425,752	0.13
Third quarter	250	9,194	425,752	416,591	0.15
Fourth quarter	309	12,121	416,591	404,900	0.15
2019
First quarter	$211	8,113	404,900	399,761	$0.17

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On April 14, 2019, the Ally Board of Directors (the Board) declared a quarterly cash dividend of $0.17 per share on all common stock, payable on May 15, 2019. Refer to Note 24 for further information regarding this common stock dividend.

Ally submitted its 2018 capital plan and company-run stress test results to the FRB on April 5, 2018. On June 21, 2018, we publicly disclosed summary results of the stress test under the severely adverse scenario in accordance with applicable regulatory requirements. On June 28, 2018, we received from the FRB a non-objection to our capital plan, which included increases in both our stock-repurchase program and our planned dividends. Consistent with the capital plan, the Board authorized increases in our stock-repurchase program, permitting us to repurchase up to $1.0 billion of our common stock from time to time from the third quarter of 2018 through the second quarter of 2019. Also consistent with the capital plan, on April 14, 2019, the Board declared a quarterly cash dividend of $0.17 per share of our common stock. Refer to Note 24 for further information on the most recent dividend. On October 5, 2018, we submitted to the FRB the results of our company-run mid-cycle stress test and publicly disclosed summary results under the severely adverse scenario in accordance with applicable regulatory requirements.
As described earlier in this note, Ally’s capital actions during this cycle will be largely based on the results from its 2018 supervisory stress test. On April 1, 2019, the Board authorized an increase in our stock-repurchase program, permitting us to repurchase up to $1.25 billion of our common stock from time to time from the third quarter of 2019 through the second quarter of 2020, representing a 25% increase over our previously announced program.
Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and approval by the Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, regulatory considerations, any accounting standards that affect capital or liquidity (including CECL), financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be suspended at any time.
17.    Derivative Instruments and Hedging Activities
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
Derivatives qualifying for hedge accounting can include receive-fixed swaps designated as fair value hedges of specific fixed-rate unsecured debt obligations, receive-fixed swaps designated as fair value hedges of specific fixed-rate FHLB advances, pay-fixed swaps designated as fair value hedges of securities within our available-for-sale portfolio, and pay-fixed swaps designated as fair value hedges of closed portfolios of fixed-rate held-for-investment consumer automotive loan assets in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. Other derivatives qualifying for hedge accounting consist of pay-fixed swaps designated as cash flow hedges of the expected future cash flows in the form of interest payments on certain variable-rate borrowings and deposit liabilities, as well as interest rate floor contracts designated as cash flow hedges of the expected future cash flows in the form of interest receipts on a portion of our dealer floorplan commercial loans.

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
We execute certain over-the-counter (OTC) derivatives such as interest rate caps using bilateral agreements with financial counterparties. Bilateral agreements generally require both parties to post collateral in the event the fair values of the derivative financial instruments meet posting thresholds established under the agreements. In the event that either party defaults on the obligation, the secured party may seize the collateral. Payments related to the exchange of collateral for OTC derivatives are recognized as collateral.
We also execute certain derivatives such as interest rate swaps with clearinghouses, which requires us to post and receive collateral. For these clearinghouse derivatives, these payments are recognized as settlements rather than collateral.
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the three months ended March 31, 2019, or 2018.
We placed cash collateral totaling $19 million and noncash collateral totaling $99 million supporting our derivative positions at March 31, 2019, and $26 million and $105 million at December 31, 2018, respectively, in accounts maintained by counterparties. These amounts include collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 12 for details on the repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $12 million at March 31, 2019, and we received $30 million and $3 million of cash and noncash collateral, respectively, at December 31, 2018, in accounts maintained by counterparties. These amounts include collateral received from clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 12 for details on repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	March 31, 2019			December 31, 2018
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$12,085	$—	$—	$24,203
Purchased options	1	—	100	—	—	—
Foreign exchange contracts
Forwards	—	1	134	1	—	136
Total derivatives designated as accounting hedges	1	1	12,319	1	—	24,339
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	—	—	11	—	—	11
Written options	2	19	6,180	—	37	6,793
Purchased options	19	—	6,081	37	—	6,742
Total interest rate risk	21	19	12,272	37	37	13,546
Foreign exchange contracts
Futures and forwards	—	—	124	3	—	181
Total foreign exchange risk	—	—	124	3	—	181
Equity contracts
Written options	—	1	1	—	—	—
Total equity risk	—	1	1	—	—	—
Total derivatives not designated as accounting hedges	21	20	12,397	40	37	13,727
Total derivatives	$22	$21	$24,716	$41	$37	$38,066

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

($ in millions)	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Assets
Available-for-sale securities (b) (c)	$1,495	$1,485	$10	$—	$8	$(5)
Finance receivables and loans, net (d)	36,433	40,850	63	24	68	5
Liabilities
Long-term debt	$12,263	$13,001	$66	$67	$66	$67

(a)	Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.

(b)
The carrying amount of hedged available-for-sale securities is presented above using amortized cost. Refer to Note 6 for a reconciliation of the amortized cost and fair value of available-for-sale securities.

(c)
The amount identified as the last of layer in the hedge relationship was $28 million at both March 31, 2019, and December 31, 2018, but the hedge relationship was discontinued during the three months ended March 31, 2019. The carrying amount associated with the last-of-layer relationship was $46 million and $47 million, respectively. There was no basis adjustment associated with the last-of-layer relationships for either period.

(d)
The hedged item represents the carrying value of the hedged portfolio of assets. The amount identified as the last of layer in the open hedge relationship was $9.6 billion as of March 31, 2019, and $21.4 billion as of December 31, 2018. The basis adjustment associated with the open last-of-layer relationship was a $5 million liability as of March 31, 2019, and a $19 million asset as of December 31, 2018, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. The amount that is identified as the last of layer in the discontinued hedge relationship was $11.2 billion for the three months ended March 31, 2019. The basis adjustment associated with the discontinued last-of-layer relationship was a $65 million asset for the three months ended March 31, 2019, which was allocated across the entire remaining pool upon termination of the hedge relationship.

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended March 31,
($ in millions)	2019	2018
Gain (loss) recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$1	$—
Other income, net of losses	(5)	2
Total interest rate contracts	(4)	2
Foreign exchange contracts
Other income, net of losses	(1)	—
Total foreign exchange contracts	(1)	—
(Loss) gain recognized in earnings	$(5)	$2

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes the location and amounts of gains and losses on derivative instruments designated as fair value hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Three months ended March 31, ($ in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$—	$36
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	—	(35)
Hedged fixed-rate FHLB advances	—	—	—	—	—	—	—	33
Derivatives designated as hedging instruments on fixed-rate FHLB advances	—	—	—	—	—	—	—	(33)
Hedged available-for-sale securities	—	—	10	(3)	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	(10)	3	—	—	—	—
Hedged fixed-rate consumer automotive loans	43	(45)	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(43)	45	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	1
Gain on cash flow hedging relationships
Interest rate contracts
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income	—	—	—	—	1	—	—	—
Hedged variable-rate borrowings
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	4	—
Total gain on cash flow hedging relationships	$—	$—	$—	$—	$1	$—	$4	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$1,807	$1,543	$240	$176	$592	$351	$419	$411
During the next twelve months, we estimate $7 million will be reclassified into pretax earnings from derivatives designated as cash flow hedges.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended March 31, ($ in millions)	2019	2018	2019	2018	2019	2018
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$6	$15
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	—	3
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	(6)	(1)
Interest for qualifying accounting hedges of secured debt (FHLB advances)	—	—	—	—	—	2
Interest for qualifying accounting hedges of available-for-sale securities	—	—	—	(1)	—	—
Amortization of deferred loan basis adjustments	(4)	(4)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held-for-investment	6	(7)	—	—	—	—
Total gain (loss) on fair value hedging relationships	2	(11)	—	(1)	—	19
Gain on cash flow hedging relationships
Interest rate contracts
Interest for qualifying accounting hedges of variable-rate borrowings	—	—	—	—	—	1
Total gain on cash flow hedging relationships	$—	$—	$—	$—	$—	$1
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

	Three months ended March 31,
($ in millions)	2019	2018
Interest rate contracts
(Loss) gain recognized in other comprehensive loss	$(10)	$18
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss and the Condensed Consolidated Statement of Comprehensive Income.

	Three months ended March 31,
($ in millions)	2019	2018
Foreign exchange contracts (a) (b)
(Loss) gain recognized in other comprehensive loss	$(2)	$4

(a)	There were no amounts excluded from effectiveness testing for the three months ended March 31, 2019, or 2018.

(b)
Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months ended March 31, 2019, or 2018.

18.    Income Taxes
We recognized total income tax expense from continuing operations of $111 million for the three months ended March 31, 2019, compared to income tax expense of $76 million for the same period in 2018. The increase in income tax expense for the three months ended March 31, 2019, compared to the same period in 2018, was primarily driven by the tax effects of an increase in pretax earnings.

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

	Recurring fair value measurements
March 31, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$525	$—	$11	$536
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,941	1	—	1,942
U.S. States and political subdivisions	—	781	—	781
Foreign government	7	165	—	172
Agency mortgage-backed residential	—	18,844	—	18,844
Agency mortgage-backed commercial	—	320	—	320
Mortgage-backed residential	—	2,886	—	2,886
Mortgage-backed commercial	—	723	—	723
Asset-backed	—	668	—	668
Corporate debt	—	1,294	—	1,294
Total available-for-sale securities	1,948	25,682	—	27,630
Mortgage loans held-for-sale (b)	—	—	15	15
Interests retained in financial asset sales	—	—	4	4
Derivative contracts in a receivable position
Interest rate	—	20	2	22
Total derivative contracts in a receivable position	—	20	2	22
Total assets	$2,473	$25,702	$32	$28,207
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$19	$—	$19
Foreign currency	—	1	—	1
Other	1	—	—	1
Total derivative contracts in a payable position	1	20	—	21
Total liabilities	$1	$20	$—	$21

(a)	Our investment in any one industry did not exceed 15%.

(b)	Carried at fair value due to fair value option elections.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$766	$—	$7	$773
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,850	1	—	1,851
U.S. States and political subdivisions	—	802	—	802
Foreign government	7	138	—	145
Agency mortgage-backed residential	—	17,138	—	17,138
Agency mortgage-backed commercial	—	3	—	3
Mortgage-backed residential	—	2,686	—	2,686
Mortgage-backed commercial	—	714	—	714
Asset-backed	—	723	—	723
Corporate debt	—	1,241	—	1,241
Total available-for-sale securities	1,857	23,446	—	25,303
Mortgage loans held-for-sale (b)	—	—	8	8
Interests retained in financial asset sales	—	—	4	4
Derivative contracts in a receivable position
Interest rate	—	37	—	37
Foreign currency	—	4	—	4
Total derivative contracts in a receivable position	—	41	—	41
Total assets	$2,623	$23,487	$19	$26,129
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$37	$—	$37
Total derivative contracts in a payable position	—	37	—	37
Total liabilities	$—	$37	$—	$37

(a)	Our investment in any one industry did not exceed 9%.

(b)	Carried at fair value due to fair value option elections.

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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at March 31, 2019	Net unrealized gains still held at March 31, 2019
($ in millions)	Fair value at Jan. 1, 2019	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements		included in earnings	included in OCI
Assets
Equity securities	$7	$4	(a)	$—	$—	$—	$—	$—	$11	$4	$—
Mortgage loans held-for-sale (b)	8	1	(c)	—	90	(84)	—	—	15	—	—
Other assets
Interests retained in financial asset sales	4	—		—	—	—	—	—	4	—	—
Derivative assets	—	2	(c)	—	—	—	—	—	2	2	—
Total assets	$19	$7		$—	$90	$(84)	$—	$—	$32	$6	$—

(a)	Reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Carried at fair value due to fair value option elections.

(c)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2018	Net realized/unrealized (losses) gains			Purchases	Sales	Issuances	Settlements	Fair value at March 31, 2018	Net unrealized losses included in earnings still held at March 31, 2018
($ in millions)		included in earnings		included in OCI
Assets
Equity securities	$19	$(4)	(a)	$—	$—	$—	$—	$(3)	$12	$(5)
Mortgage loans held-for-sale (b)	13	1	(c)	—	59	(66)	—	—	7	—
Other assets
Interests retained in financial asset sales	5	—		—	—	—	—	—	5	—
Derivative assets	1	—		—	—	—	—	—	1	—
Total assets	$38	$(3)		$—	$59	$(66)	$—	$(3)	$25	$(5)

(a)	Reported as other loss on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Carried at fair value due to fair value option elections.

(c)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at March 31, 2019, and December 31, 2018, respectively. The amounts are as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost or fair value reserve, valuation reserve, or cumulative impairment	Total gain (loss) included in earnings
March 31, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net
Automotive	$—	$—	$18	$18	$—	n/m	(a)
Other	—	—	74	74	—	n/m	(a)
Total loans held-for-sale, net	—	—	92	92	—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	83	83	(18)	n/m	(a)
Other	—	—	30	30	(40)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	113	113	(58)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	12	12	(1)	n/m	(a)
Nonmarketable equity investments	—	—	2	2	—	n/m	(a)
Equity-method investments	—	—	1	1	(3)	n/m	(a)
Total assets	$—	$—	$220	$220	$(62)	n/m
n/m = not meaningful

(a)
We consider the applicable valuation allowance, loan loss allowance, or cumulative impairment to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation allowance, loan loss allowance, or cumulative impairment.

(b)	Represents the portion of the portfolio specifically impaired during 2019. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Nonrecurring fair value measurements				Lower-of-cost or fair value reserve, valuation reserve, or cumulative impairment	Total gain (loss) included in earnings
December 31, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net
Automotive (a)	$—	$—	$210	$210	$(2)	n/m	(b)
Other	—	—	96	96	—	n/m	(b)
Total loans held-for-sale, net	—	—	306	306	(2)	n/m	(b)
Commercial finance receivables and loans, net (c)
Automotive	—	—	84	84	(10)	n/m	(b)
Other	—	—	55	55	(46)	n/m	(b)
Total commercial finance receivables and loans, net	—	—	139	139	(56)	n/m	(b)
Other assets
Nonmarketable equity investments	—	—	1	1	(1)	n/m	(b)
Equity-method investments	—	—	3	3	—	n/m	(b)
Repossessed and foreclosed assets (d)	—	—	13	13	(1)	n/m	(b)
Total assets	$—	$—	$462	$462	$(60)	n/m
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

(b)
We consider the applicable valuation allowance, loan loss allowance, or cumulative impairment to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation allowance, loan loss allowance, or cumulative impairment.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at March 31, 2019, and December 31, 2018.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
March 31, 2019
Financial assets
Held-to-maturity securities	$2,387	$—	$2,374	$—	$2,374
Loans held-for-sale, net	92	—	—	92	92
Finance receivables and loans, net	128,767	—	—	131,541	131,541
FHLB/FRB stock (a)	1,180	—	1,180	—	1,180
Financial liabilities
Deposit liabilities	$54,899	$—	$—	$55,106	$55,106
Short-term borrowings	6,115	—	—	6,119	6,119
Long-term debt	41,490	—	23,038	20,661	43,699
December 31, 2018
Financial assets
Held-to-maturity securities	$2,362	$—	$2,307	$—	$2,307
Loans held-for-sale, net	306	—	—	306	306
Finance receivables and loans, net	128,684	—	—	130,878	130,878
FHLB/FRB stock (a)	1,351	—	1,351	—	1,351
Financial liabilities
Deposit liabilities	$51,985	$—	$—	$51,997	$51,997
Short-term borrowings	9,987	—	—	9,992	9,992
Long-term debt	44,193	—	23,846	21,800	45,646

(a)	Included in other assets on our Condensed Consolidated Balance Sheet.
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
In certain instances as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At March 31, 2019, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet
				Gross amounts not offset on the Condensed Consolidated Balance Sheet
March 31, 2019 ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
Assets
Derivative assets in net asset positions (d)	$20	$—	$20	$(1)	$(1)	$18
Derivative assets with no offsetting arrangements	2	—	2	—	—	2
Total assets	$22	$—	$22	$(1)	$(1)	$20
Liabilities
Derivative liabilities in net liability positions (d)	$20	$—	$20	$—	$(1)	$19
Derivative liabilities in net asset positions	1	—	1	(1)	—	—
Total derivative liabilities (d)	21	—	21	(1)	(1)	19
Securities sold under agreements to repurchase (e)	854	—	854	—	(854)	—
Total liabilities	$875	$—	$875	$(1)	$(855)	$19

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. There was $3 million of noncash collateral associated with our repurchase agreements pledged to us that was excluded at March 31, 2019. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met.

(c)
Certain agreements grant us the right to sell or pledge the noncash assets we receive as collateral. Noncash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $3 million at March 31, 2019. We have not sold or pledged any of the noncash collateral received under these agreements as of March 31, 2019.

(d)	For additional information on derivative instruments and hedging activities, refer to Note 17.

(e)	For additional information on securities sold under agreements to repurchase, refer to Note 12.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet
				Gross amounts not offset on the Condensed Consolidated Balance Sheet
December 31, 2018 ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
Assets
Derivative assets in net asset positions	$41	$—	$41	$—	$(4)	$37
Total assets (d)	$41	$—	$41	$—	$(4)	$37
Liabilities
Derivative liabilities in net liability positions (d)	$37	$—	$37	$—	$—	$37
Securities sold under agreements to repurchase (e)	685	—	685	—	(685)	—
Total liabilities	$722	$—	$722	$—	$(685)	$37

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

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
Mortgage Finance operations — Primarily consists of the management of a held-for-investment consumer mortgage finance loan portfolio, which includes bulk purchases of high-quality jumbo and low-to-moderate income (LMI) mortgage loans originated by third parties. Our direct-to-consumer mortgage offering, named Ally Home, consists of a variety of jumbo and conforming fixed- and adjustable-rate mortgage products with the assistance of a third-party fulfillment provider. Jumbo mortgage loans are generally held on our balance sheet and are accounted for as held-for-investment. Conforming mortgage loans are generally originated as held-for-sale and then sold to the fulfillment provider, and we retain no mortgage servicing rights associated with those loans that are sold.
Corporate Finance operations — Primarily provides senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies. Our primary focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, restructurings, and working capital. We also offer a commercial real estate product to serve companies in the healthcare industry.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Financial information for our reportable operating segments is summarized as follows.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2019
Net financing revenue and other interest income	$980	$12	$50	$54	$36	$1,132
Other revenue	68	360	2	11	25	466
Total net revenue	1,048	372	52	65	61	1,598
Provision for loan losses	262	—	2	23	(5)	282
Total noninterest expense	457	227	37	29	80	830
Income (loss) from continuing operations before income tax expense	$329	$145	$13	$13	$(14)	$486
Total assets	$115,789	$8,179	$16,301	$5,006	$34,842	$180,117
2018
Net financing revenue and other interest income	$909	$12	$43	$46	$39	$1,049
Other revenue	66	246	1	8	33	354
Total net revenue	975	258	44	54	72	1,403
Provision for loan losses	259	—	2	—	—	261
Total noninterest expense	448	231	34	25	76	814
Income (loss) from continuing operations before income tax expense	$268	$27	$8	$29	$(4)	$328
Total assets	$114,934	$7,557	$12,780	$4,375	$30,375	$170,021

(a)	Net financing revenue and other interest income after the provision for loan losses totaled $850 million and $788 million for the three months ended March 31, 2019, and March 31, 2018, respectively.
22.    Parent and Guarantor Condensed Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of March 31, 2019, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statements of Comprehensive Income

Three months ended March 31, 2019 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(60)	$—	$1,867	$—	$1,807
Interest and fees on finance receivables and loans — intercompany	3	—	2	(5)	—
Interest on loans held-for-sale	—	—	2	—	2
Interest and dividends on investment securities and other earning assets	—	—	240	—	240
Interest on cash and cash equivalents	2	—	21	—	23
Interest-bearing cash — intercompany	2	—	3	(5)	—
Operating leases	2	—	359	—	361
Total financing (loss) revenue and other interest income	(51)	—	2,494	(10)	2,433
Interest expense
Interest on deposits	—	—	592	—	592
Interest on short-term borrowings	13	—	31	—	44
Interest on long-term debt	211	—	208	—	419
Interest on intercompany debt	5	—	5	(10)	—
Total interest expense	229	—	836	(10)	1,055
Net depreciation expense on operating lease assets	1	—	245	—	246
Net financing (loss) revenue	(281)	—	1,413	—	1,132
Cash dividends from subsidiaries
Bank subsidiary	400	400	—	(800)	—
Nonbank subsidiaries	42	—	—	(42)	—
Other revenue
Insurance premiums and service revenue earned	—	—	261	—	261
Gain on mortgage and automotive loans, net	4	—	6	—	10
Other gain on investments, net	—	—	108	—	108
Other income, net of losses	103	—	144	(160)	87
Total other revenue	107	—	519	(160)	466
Total net revenue	268	400	1,932	(1,002)	1,598
Provision for loan losses	27	—	272	(17)	282
Noninterest expense
Compensation and benefits expense	12	—	306	—	318
Insurance losses and loss adjustment expenses	—	—	59	—	59
Other operating expenses	155	—	458	(160)	453
Total noninterest expense	167	—	823	(160)	830
Income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	74	400	837	(825)	486
Income tax (benefit) expense from continuing operations	(61)	—	172	—	111
Net income from continuing operations	135	400	665	(825)	375
Loss from discontinued operations, net of tax	(1)	—	—	—	(1)
Undistributed income of subsidiaries
Bank subsidiary	57	57	—	(114)	—
Nonbank subsidiaries	183	—	—	(183)	—
Net income	374	457	665	(1,122)	374
Other comprehensive income, net of tax	306	229	320	(549)	306
Comprehensive income	$680	$686	$985	$(1,671)	$680

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$11	$—	$1,532	$—	$1,543
Interest and fees on finance receivables and loans — intercompany	2	—	1	(3)	—
Interest and dividends on investment securities and other earning assets	—	—	176	—	176
Interest on cash and cash equivalents	2	—	14	(1)	15
Interest-bearing cash — intercompany	2	—	2	(4)	—
Operating leases	2	—	380	—	382
Total financing revenue and other interest income	19	—	2,105	(8)	2,116
Interest expense
Interest on deposits	—	—	354	(3)	351
Interest on short-term borrowings	10	—	22	—	32
Interest on long-term debt	258	—	153	—	411
Interest on intercompany debt	3	—	2	(5)	—
Total interest expense	271	—	531	(8)	794
Net depreciation expense on operating lease assets	4	—	269	—	273
Net financing (loss) revenue	(256)	—	1,305	—	1,049
Cash dividends from subsidiaries
Bank subsidiary	1,000	1,000	—	(2,000)	—
Nonbank subsidiaries	169	—	—	(169)	—
Other revenue
Insurance premiums and service revenue earned	—	—	256	—	256
Gain on mortgage and automotive loans, net	28	—	1	(28)	1
Other loss on investments, net	—	—	(12)	—	(12)
Other income, net of losses	96	—	221	(208)	109
Total other revenue	124	—	466	(236)	354
Total net revenue	1,037	1,000	1,771	(2,405)	1,403
Provision for loan losses	81	—	208	(28)	261
Noninterest expense
Compensation and benefits expense	23	—	283	—	306
Insurance losses and loss adjustment expenses	—	—	63	—	63
Other operating expenses	182	—	471	(208)	445
Total noninterest expense	205	—	817	(208)	814
Income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	751	1,000	746	(2,169)	328
Income tax (benefit) expense from continuing operations	(56)	—	132	—	76
Net income from continuing operations	807	1,000	614	(2,169)	252
Loss from discontinued operations, net of tax	(1)	—	(1)	—	(2)
Undistributed (loss) income of subsidiaries
Bank subsidiary	(597)	(597)	—	1,194	—
Nonbank subsidiaries	41	—	—	(41)	—
Net income	250	403	613	(1,016)	250
Other comprehensive loss, net of tax	(328)	(276)	(339)	615	(328)
Comprehensive (loss) income	$(78)	$127	$274	$(401)	$(78)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

March 31, 2019 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$45	$—	$901	$—	$946
Interest-bearing	14	—	2,997	—	3,011
Interest-bearing — intercompany	1,345	—	697	(2,042)	—
Total cash and cash equivalents	1,404	—	4,595	(2,042)	3,957
Equity securities	—	—	536	—	536
Available-for-sale securities	—	—	27,630	—	27,630
Held-to-maturity securities	—	—	2,404	(17)	2,387
Loans held-for-sale, net	—	—	107	—	107
Finance receivables and loans, net
Finance receivables and loans, net	2,109	—	127,928	18	130,055
Intercompany loans to
Nonbank subsidiaries	372	—	104	(476)	—
Allowance for loan losses	(36)	—	(1,252)	—	(1,288)
Total finance receivables and loans, net	2,445	—	126,780	(458)	128,767
Investment in operating leases, net	3	—	8,336	—	8,339
Intercompany receivables from
Bank subsidiary	104	—	—	(104)	—
Nonbank subsidiaries	46	—	110	(156)	—
Investment in subsidiaries
Bank subsidiary	16,499	16,499	—	(32,998)	—
Nonbank subsidiaries	6,687	—	—	(6,687)	—
Premiums receivable and other insurance assets	—	—	2,401	—	2,401
Other assets	2,292	—	5,440	(1,739)	5,993
Total assets	$29,480	$16,499	$178,339	$(44,201)	$180,117
Liabilities and equity
Deposit liabilities
Noninterest-bearing	$—	$—	$141	$—	$141
Interest-bearing	—	—	113,158	—	113,158
Interest-bearing — intercompany	—	—	1,345	(1,345)	—
Total deposit liabilities	—	—	114,644	(1,345)	113,299
Short-term borrowings	2,486	—	3,629	—	6,115
Long-term debt	11,887	—	29,603	—	41,490
Intercompany debt to
Bank subsidiary	17	—	—	(17)	—
Nonbank subsidiaries	801	—	372	(1,173)	—
Intercompany payables to
Bank subsidiary	46	—	—	(46)	—
Nonbank subsidiaries	108	—	113	(221)	—
Interest payable	218	—	478	—	696
Unearned insurance premiums and service revenue	—	—	3,096	—	3,096
Accrued expenses and other liabilities	218	—	3,236	(1,732)	1,722
Total liabilities	15,781	—	155,171	(4,534)	166,418
Total equity	13,699	16,499	23,168	(39,667)	13,699
Total liabilities and equity	$29,480	$16,499	$178,339	$(44,201)	$180,117

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$55	$—	$755	$—	$810
Interest-bearing	5	—	3,722	—	3,727
Interest-bearing — intercompany	1,249	—	521	(1,770)	—
Total cash and cash equivalents	1,309	—	4,998	(1,770)	4,537
Equity securities	—	—	773	—	773
Available-for-sale securities	—	—	25,303	—	25,303
Held-to-maturity securities	—	—	2,382	(20)	2,362
Loans held-for-sale, net	—	—	314	—	314
Finance receivables and loans, net
Finance receivables and loans, net	2,349	—	127,577	—	129,926
Intercompany loans to
Nonbank subsidiaries	882	—	397	(1,279)	—
Allowance for loan losses	(55)	—	(1,187)	—	(1,242)
Total finance receivables and loans, net	3,176	—	126,787	(1,279)	128,684
Investment in operating leases, net	5	—	8,412	—	8,417
Intercompany receivables from
Bank subsidiary	158	—	—	(158)	—
Nonbank subsidiaries	45	—	129	(174)	—
Investment in subsidiaries
Bank subsidiary	16,213	16,213	—	(32,426)	—
Nonbank subsidiaries	6,928	—	—	(6,928)	—
Premiums receivable and other insurance assets	—	—	2,326	—	2,326
Other assets	2,226	—	5,453	(1,526)	6,153
Total assets	$30,060	$16,213	$176,877	$(44,281)	$178,869
Liabilities and equity
Deposit liabilities
Noninterest-bearing	$—	$—	$142	$—	$142
Interest-bearing	1	—	106,035	—	106,036
Interest-bearing — intercompany	—	—	1,249	(1,249)	—
Total deposit liabilities	1	—	107,426	(1,249)	106,178
Short-term borrowings	2,477	—	7,510	—	9,987
Long-term debt	12,774	—	31,419	—	44,193
Intercompany debt to
Bank subsidiary	20	—	—	(20)	—
Nonbank subsidiaries	918	—	882	(1,800)	—
Intercompany payables to
Bank subsidiary	45	—	—	(45)	—
Nonbank subsidiaries	124	—	129	(253)	—
Interest payable	159	—	364	—	523
Unearned insurance premiums and service revenue	—	—	3,044	—	3,044
Accrued expenses and other liabilities	274	—	2,962	(1,560)	1,676
Total liabilities	16,792	—	153,736	(4,927)	165,601
Total equity	13,268	16,213	23,141	(39,354)	13,268
Total liabilities and equity	$30,060	$16,213	$176,877	$(44,281)	$178,869

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2019 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$155	$400	$1,369	$(843)	$1,081
Investing activities
Purchases of equity securities	—	—	(48)	—	(48)
Proceeds from sales of equity securities	—	—	383	—	383
Purchases of available-for-sale securities	—	—	(3,401)	—	(3,401)
Proceeds from sales of available-for-sale securities	—	—	656	—	656
Proceeds from repayments of available-for-sale securities	—	—	694	—	694
Purchases of held-to-maturity securities	—	—	(131)	—	(131)
Proceeds from repayments of held-to-maturity securities	—	—	44	—	44
Net change in investment securities — intercompany	—	—	3	(3)	—
Purchases of finance receivables and loans held-for-investment	—	—	(1,843)	391	(1,452)
Proceeds from sales of finance receivables and loans initially held-for-investment	402	—	146	(391)	157
Originations and repayments of finance receivables and loans held-for-investment and other, net	301	—	848	—	1,149
Net change in loans — intercompany	507	—	290	(797)	—
Purchases of operating lease assets	—	—	(792)	—	(792)
Disposals of operating lease assets	1	—	623	—	624
Capital contributions to subsidiaries	(1)	—	—	1	—
Returns of contributed capital	15	—	—	(15)	—
Net change in nonmarketable equity investments	(1)	—	172	—	171
Other, net	—	—	(94)	(1)	(95)
Net cash provided by (used in) investing activities	1,224	—	(2,450)	(815)	(2,041)
Financing activities
Net change in short-term borrowings — third party	9	—	(3,881)	—	(3,872)
Net (decrease) increase in deposits	(1)	—	7,211	(96)	7,114
Proceeds from issuance of long-term debt — third party	7	—	1,759	—	1,766
Repayments of long-term debt — third party	(900)	—	(3,590)	—	(4,490)
Net change in debt — intercompany	(118)	—	(507)	625	—
Repurchase of common stock	(211)	—	—	—	(211)
Dividends paid — third party	(70)	—	—	—	(70)
Dividends paid and returns of contributed capital — intercompany	—	(400)	(458)	858	—
Capital contributions from parent	—	—	1	(1)	—
Net cash (used in) provided by financing activities	(1,284)	(400)	535	1,386	237
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents and restricted cash	95	—	(545)	(272)	(722)
Cash and cash equivalents and restricted cash at beginning of year	1,398	—	5,998	(1,770)	5,626
Cash and cash equivalents and restricted cash at March 31,	$1,493	$—	$5,453	$(2,042)	$4,904
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

March 31, 2019 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$1,404	$—	$4,595	$(2,042)	$3,957
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	89	—	858	—	947
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$1,493	$—	$5,453	$(2,042)	$4,904

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 10 for additional details describing the nature of restricted cash balances.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$456	$1,000	$1,812	$(2,171)	$1,097
Investing activities
Purchases of equity securities	—	—	(374)	—	(374)
Proceeds from sales of equity securities	—	—	220	—	220
Purchases of available-for-sale securities	—	—	(2,360)	—	(2,360)
Proceeds from sales of available-for-sale securities	—	—	328	—	328
Proceeds from repayments of available-for-sale securities	—	—	795	—	795
Purchases of held-to-maturity securities	—	—	(155)	—	(155)
Proceeds from repayments of held-to-maturity securities	—	—	35	—	35
Net change in investment securities — intercompany	—	—	9	(9)	—
Purchases of finance receivables and loans held-for-investment	—	—	(2,317)	820	(1,497)
Proceeds from sales of finance receivables and loans initially held-for-investment	820	—	—	(820)	—
Originations and repayments of finance receivables and loans held-for-investment and other, net	432	—	(1,732)	—	(1,300)
Net change in loans — intercompany	(423)	—	1	422	—
Purchases of operating lease assets	—	—	(969)	—	(969)
Disposals of operating lease assets	4	—	972	—	976
Capital contributions to subsidiaries	(49)	(6)	—	55	—
Returns of contributed capital	38	—	—	(38)	—
Net change in nonmarketable equity investments	—	—	(19)	—	(19)
Other, net	(3)	—	(80)	1	(82)
Net cash provided by (used in) investing activities	819	(6)	(5,646)	431	(4,402)
Financing activities
Net change in short-term borrowings — third party	(214)	—	(1,634)	—	(1,848)
Net (decrease) increase in deposits	(6)	—	3,776	403	4,173
Proceeds from issuance of long-term debt — third party	15	—	6,650	—	6,665
Repayments of long-term debt — third party	(1,152)	—	(4,619)	—	(5,771)
Net change in debt — intercompany	(127)	—	422	(295)	—
Repurchase of common stock	(185)	—	—	—	(185)
Dividends paid — third party	(58)	—	—	—	(58)
Dividends paid and returns of contributed capital — intercompany	—	(1,000)	(1,208)	2,208	—
Capital contributions from parent	—	6	49	(55)	—
Net cash (used in) provided by financing activities	(1,727)	(994)	3,436	2,261	2,976
Effect of exchange-rate changes on cash and cash equivalents	—	—	(2)	—	(2)
Net decrease in cash and cash equivalents and restricted cash	(452)	—	(400)	521	(331)
Cash and cash equivalents and restricted cash at beginning of year	1,395	—	5,707	(1,833)	5,269
Cash and cash equivalents and restricted cash at March 31,	$943	$—	$5,307	$(1,312)	$4,938
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

March 31, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$796	$—	$4,237	$(1,312)	$3,721
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	147	—	1,070	—	1,217
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$943	$—	$5,307	$(1,312)	$4,938

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 10 for additional details describing the nature of restricted cash balances.

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
Ally and its subsidiaries, including Ally Bank, also are or may be subject to potential liability under other contingent exposures, including indemnification, tax, self-insurance, and other miscellaneous contingencies.
We accrue for a legal matter or other contingent exposure when a loss becomes probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment after consultation with counsel. No assurance exists that our accruals will not need to be adjusted in the future. When a probable or reasonably possible loss on a legal matter or other contingent exposure could be material to our consolidated financial condition, results of operations, or cash flows, we provide disclosure in this note as prescribed by ASC 450, Contingencies. Refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for additional information related to our policy for establishing accruals.
The course and outcome of legal matters are inherently unpredictable. This is especially so when a matter is still in its early stages, the damages sought are indeterminate or unsupported, significant facts are unclear or disputed, novel questions of law or other meaningful legal uncertainties exist, a request to certify a proceeding as a class action is outstanding or granted, multiple parties are named, or regulatory or other governmental entities are involved. Other contingent exposures and their ultimate resolution are similarly unpredictable for reasons that can vary based on the circumstances.
As a result, we often are unable to determine how or when threatened or pending legal matters and other contingent exposures will be resolved and what losses may be incrementally and ultimately incurred. Actual losses may be higher or lower than any amounts accrued or estimated for those matters and other exposures, possibly to a significant degree.
Subject to the foregoing, based on our current knowledge and after consultation with counsel, we do not believe that the ultimate outcomes of currently threatened or pending legal matters and other contingent exposures are likely to be material to our consolidated financial condition after taking into account existing accruals. In light of the uncertainties inherent in these matters and other exposures, however, one or more of them could be material to our results of operations or cash flows during a particular reporting period, depending on factors such as the amount of the loss or liability and the level of our income for that period.
24.    Subsequent Events
Declaration of Quarterly Dividend
On April 14, 2019, the Board declared a quarterly cash dividend of $0.17 per share on all common stock. The dividend is payable on May 15, 2019, to stockholders of record at the close of business on May 1, 2019.

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
The following table presents selected Condensed Consolidated Statement of Comprehensive Income and earnings per common share data.

	Three months ended March 31,
($ in millions, except per share data; shares in thousands)	2019	2018
Total financing revenue and other interest income	$2,433	$2,116
Total interest expense	1,055	794
Net depreciation expense on operating lease assets	246	273
Net financing revenue and other interest income	1,132	1,049
Total other revenue	466	354
Total net revenue	1,598	1,403
Provision for loan losses	282	261
Total noninterest expense	830	814
Income from continuing operations before income tax expense	486	328
Income tax expense from continuing operations	111	76
Net income from continuing operations	375	252
Loss from discontinued operations, net of tax	(1)	(2)
Net income	$374	$250
Basic earnings per common share (a):
Net income from continuing operations	$0.93	$0.58
Net income	0.93	0.57
Weighted-average common shares outstanding	404,129	436,213
Diluted earnings per common share (a):
Net income from continuing operations	$0.92	$0.57
Net income	0.92	0.57
Weighted-average common shares outstanding	405,959	438,931
Common share information:
Cash dividends declared per common share	$0.17	$0.13
Period-end common shares outstanding	399,761	432,691

(a)	Includes shares related to share-based compensation that vested but were not yet issued.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following tables present selected Condensed Consolidated Balance Sheet and ratio data.

March 31, ($ in millions)	2019	2018
Selected period-end balance sheet data:
Total assets	$180,117	$170,021
Total deposit liabilities	$113,299	$97,446
Long-term debt	$41,490	$45,076
Total equity	$13,699	$13,082

	Three months ended March 31,
	2019	2018
Financial ratios:
Return on average assets (a)	0.85%	0.61%
Return on average equity (a)	11.37%	7.68%
Equity to assets (a)	7.51%	7.88%
Common dividend payout ratio (b)	18.28%	22.81%
Net interest spread (a) (c)	2.46%	2.48%
Net yield on interest-earning assets (a) (d)	2.67%	2.64%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)	Common dividend payout ratio was calculated using basic earnings per common share.

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

	March 31, 2019		March 31, 2018
($ in millions)	Transitional	Fully phased-in (a)	Transitional	Fully phased-in (a)
Common Equity Tier 1 capital ratio	9.33%	9.32%	9.26%	9.24%
Tier 1 capital ratio	10.99%	10.98%	10.98%	10.96%
Total capital ratio	12.54%	12.53%	12.57%	12.55%
Tier 1 leverage ratio (to adjusted quarterly average assets) (b)	9.02%	9.02%	9.26%	9.26%
Total equity	$13,699	$13,699	$13,082	$13,082
Goodwill and certain other intangibles	(283)	(283)	(292)	(292)
Deferred tax assets arising from net operating loss and tax credit carryforwards (c)	(56)	(56)	(309)	(309)
Other adjustments	243	243	598	598
Common Equity Tier 1 capital	13,603	13,603	13,079	13,079
Trust preferred securities	2,494	2,494	2,492	2,492
Other adjustments	(62)	(62)	(59)	(59)
Tier 1 capital	16,035	16,035	15,512	15,512
Qualifying subordinated debt and other instruments qualifying as Tier 2	1,031	1,031	1,029	1,029
Qualifying allowance for credit losses and other adjustments	1,226	1,226	1,219	1,219
Total capital	$18,292	$18,292	$17,760	$17,760
Risk-weighted assets (d)	$145,865	$145,984	$141,246	$141,561

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Overview
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, or we, us, or our) is a leading digital financial-services company. As a customer-centric company with passionate customer service and innovative financial solutions, we are relentlessly focused on “Doing It Right” and being a trusted financial-services provider to our consumer, commercial, and corporate customers. We are one of the largest full-service automotive finance operations in the country and offer a wide range of financial services and insurance products to dealerships and consumers. Our award-winning online bank (Ally Bank, Member FDIC and Equal Housing Lender) offers mortgage-lending services and a variety of deposit and other banking products, including savings, money-market, and checking accounts, certificates of deposit (CDs), and individual retirement accounts (IRAs). We also support the Ally CashBack Credit Card. Additionally, we offer securities-brokerage and investment-advisory services through Ally Invest. Our robust corporate finance business offers capital for equity sponsors and middle-market companies. We are a Delaware corporation and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956, as amended, and a financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended.
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

	Three months ended March 31,
($ in millions)	2019	2018	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,048	$975	7
Insurance	372	258	44
Mortgage Finance	52	44	18
Corporate Finance	65	54	20
Corporate and Other	61	72	(15)
Total	$1,598	$1,403	14
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$329	$268	23
Insurance	145	27	n/m
Mortgage Finance	13	8	63
Corporate Finance	13	29	(55)
Corporate and Other	(14)	(4)	n/m
Total	$486	$328	48
n/m = not meaningful

•
Our Dealer Financial Services is one of the largest full service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and customers. Dealer Financial Services consists of two separate reportable segments—Automotive Finance and Insurance operations.

Our automotive finance services include purchasing retail installment sales contracts and operating leases from dealers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers. The automotive marketplace is dynamic and evolving, and we are focused on meeting the needs of both our dealer and consumer customers and continuing to strengthen and expand upon approximately 4.4 million consumer accounts in our portfolio and

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

approximately 18,100 dealer relationships we have. Clearlane, our online automotive lender exchange, expands our direct-to-consumer capabilities and provides a digital platform for consumers seeking financing. Additionally, we continue to identify and cultivate relationships with automotive retailers including those with leading eCommerce platforms. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers.
The Growth channel was established to focus on developing dealer relationships beyond those relationships that primarily were developed through our role as a captive finance company for General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler). The Growth channel was expanded to include direct-to-consumer financing through Clearlane and other channels and our arrangements with online automotive retailers. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. The success of the Growth channel has been a key enabler to converting our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have over 11,000 dealer relationships, of which approximately 88% are franchised dealers (including brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda, and others), or used vehicle only retailers that have a national presence.
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. We serve approximately 2.5 million end consumers and have active relationships with approximately 4,500 dealerships nationwide across Finance and Insurance (F&I) and Property and Casualty (P&C) products. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we offer vehicle service contracts (VSCs), vehicle maintenance contracts (VMCs), guaranteed asset protection (GAP) products, and other ancillary products desired by consumers. We also underwrite selected commercial insurance coverages, which primarily insure dealers’ wholesale vehicle inventory. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models. We also offer ClearGuard, on the SmartAuction platform, which is a protection product designed to minimize the risk to dealers from arbitration claims for eligible vehicles sold at auction. Additionally, we are the preferred VSC and protection plan provider for GM Canada.

•
Our Mortgage Finance operations consist of the management of held-for-investment and held-for-sale consumer mortgage loan portfolios. Our held-for-investment portfolio includes bulk purchases of high-quality jumbo and low-to-moderate income (LMI) mortgage loans originated by third parties, and a direct-to-consumer mortgage offering under the Ally Home brand.

Through the bulk loan channel, we purchase loans from several qualified sellers including direct originators and large aggregators who have the financial capacity to support strong representations and warranties and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage prepayments through retention modification or refinancing through our direct-to-consumer channel. During the three months ended March 31, 2019, we purchased $1.2 billion of mortgage loans that were originated by third parties. Our mortgage loan purchases are held-for-investment.
Through our direct-to-consumer channel, which was introduced late in 2016, we offer a variety of competitively-priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment provider. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo and LMI mortgages are originated as held-for-investment. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April of 2019, we announced a strategic partnership with Better.com which will deliver an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, Better.com will conduct the processing, underwriting, and closing for Ally’s digital mortgage offering in a highly innovative, scalable, and cost-efficient manner. Ally and Better.com will initially pilot the technology in nine states this summer, with a nationwide platform expected to be available by the end of 2019.
The combination of our bulk portfolio purchase program and our direct-to-consumer strategy provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.

•
Our Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies. We believe our growing deposit-based funding model, coupled with our expanded product offerings and deep industry relationships, provide an advantage over our competition, which includes other banks as well as publicly and privately held finance companies. Our Corporate Finance lending portfolio is generally composed of first-lien, first-out loans. Our primary focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, expansions, restructurings, and working capital. The portfolio is well diversified across multiple industries including manufacturing, distribution, services, and other specialty sectors. These specialty sectors include our Technology Finance and Healthcare verticals. Our Technology Finance vertical provides financing solutions to venture capital-backed, technology-based companies. The Healthcare vertical provides financing across the healthcare spectrum including services, pharmaceutical distribution, manufacturing, and medical devices and supplies. Additionally, in late 2017, we launched a commercial real estate product focused on lending to skilled nursing facilities, senior housing, medical office buildings, and hospitals.

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
We continue to invest in enhancing the customer experience with integrated features across product lines on our digital platform, build upon our strong brand and leverage our innovative culture. Upon launching our first ever enterprise-wide campaign themed “Do It Right,” we introduced a broad audience to our full suite of digital financial services, which emphasizes our relentless customer-centric focus and commitment to constantly create and reinvent our product offerings and digital experiences to meet the needs of consumers. Our product offerings and brand continue to gain traction in the marketplace, as demonstrated by industry recognition of our award-winning direct online bank and strong retention rates of our customer base.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by business line.

	Three months ended March 31,
($ in millions)	2019	2018	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,433	$2,116	15
Total interest expense	1,055	794	(33)
Net depreciation expense on operating lease assets	246	273	10
Net financing revenue and other interest income	1,132	1,049	8
Other revenue
Insurance premiums and service revenue earned	261	256	2
Gain on mortgage and automotive loans, net	10	1	n/m
Other gain (loss) on investments, net	108	(12)	n/m
Other income, net of losses	87	109	(20)
Total other revenue	466	354	32
Total net revenue	1,598	1,403	14
Provision for loan losses	282	261	(8)
Noninterest expense
Compensation and benefits expense	318	306	(4)
Insurance losses and loss adjustment expenses	59	63	6
Other operating expenses	453	445	(2)
Total noninterest expense	830	814	(2)
Income from continuing operations before income tax expense	486	328	48
Income tax expense from continuing operations	111	76	(46)
Net income from continuing operations	$375	$252	49
n/m = not meaningful
We earned net income from continuing operations of $375 million for the three months ended March 31, 2019, compared to $252 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, results were favorably impacted by higher net financing revenue across our lending operations, driven primarily by higher yields and growth in earning assets. Results were also favorably impacted by higher market values of equity investments primarily within our Insurance operations. These items were partially offset by higher interest expense driven by higher market rates and higher overall borrowing levels to support growth in our earning assets, higher provision for loan losses, and higher noninterest expense.
Net financing revenue and other interest income increased $83 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. Within our Automotive Finance operations, consumer automotive financing revenue benefited from our continued focus to further drive capital optimization and expand risk-adjusted returns, higher benchmark rates, and higher average retail asset levels. Commercial automotive net financing revenue also increased due primarily to higher benchmark interest rates. Income from interest and dividends on investment securities and other earning assets, including cash and cash equivalents, increased $72 million for the three months ended March 31, 2019, compared to the same period in 2018, due to both higher yields and higher balances of investment securities as we continue to utilize this portfolio to manage liquidity and generate a stable source of income. Financing revenue and other interest income within our Mortgage Finance operations was favorably impacted by increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans and direct-to-consumer originations. Financing revenue and other interest income within our Corporate Finance operations was favorably impacted by our strategy to prudently grow assets and our product suite within existing verticals while selectively pursuing opportunities to broaden industry and product diversification. The increase to financing revenue and other interest income was partially offset by a 33% increase in total interest expense for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. While we continue to shift borrowings toward more cost-effective deposit funding and reduce our dependence on market-based funding through reductions in higher-cost secured and unsecured debt, interest expense increased as a result of higher market rates across all funding sources. Additionally, our overall borrowing levels were higher to support the growth in our lending operations. Our total deposit liabilities increased $15.9 billion to $113.3 billion as of March 31, 2019, as compared to $97.4 billion as of March 31, 2018.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Gain on mortgage and automotive loans was $10 million for the three months ended March 31, 2019, as compared to $1 million for the three months ended March 31, 2018. We continue to utilize whole-loan sales to proactively manage our credit exposure, asset levels, funding, and capital utilization, including the sale of previously written-down consumer automotive loans related to consumers in Chapter 13 bankruptcy, which resulted in $8 million of gains during the three months ended March 31, 2019.
Other gain on investments was $108 million for the three months ended March 31, 2019, compared to a loss of $12 million for the three months ended March 31, 2018. The gain on investments includes $70 million of unrealized gains due to changes in the fair value of our portfolio of equity securities for the three months ended March 31, 2019, compared to $40 million of unrealized losses due to changes in fair value of our portfolio of equity securities for the three months ended March 31, 2018.
Other income decreased $22 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The decrease was primarily due to lower income from certain equity hedging activities, lower remarketing income related to lower operating lease termination volume, and lower servicing fee income resulting from lower levels of off-balance sheet consumer automotive serviced loans.
The provision for loan losses was $282 million for the three months ended March 31, 2019, compared to $261 million for the three months ended March 31, 2018. The increase in provision for loan losses was primarily driven by increased reserves related to two loan exposures within our Corporate Finance operations. During the three months ended March 31, 2019, we continued to experience strong consumer credit performance driven by favorable macroeconomic conditions including low unemployment, as well as continued disciplined underwriting. Refer to the Risk Management section of this MD&A for further discussion on our provision for loan losses.
Noninterest expense was $830 million for the three months ended March 31, 2019, compared to $814 million for the three months ended March 31, 2018. The increase was driven by expenses related to supporting the growth of our consumer and commercial product suite. We continue to make investments in our technology platform to enhance the customer experience and expand our digital capabilities, and in marketing activities to promote brand awareness and drive retail deposit growth.
We recognized total income tax expense from continuing operations of $111 million for the three months ended March 31, 2019, compared to $76 million for the three months ended March 31, 2018. The increase in income tax expense for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily driven by the tax effects of an increase in pretax earnings.

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

	Three months ended March 31,
($ in millions)	2019	2018	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,130	$1,012	12
Commercial	422	342	23
Loans held-for-sale	1	—	n/m
Operating leases	361	382	(5)
Other interest income	1	2	(50)
Total financing revenue and other interest income	1,915	1,738	10
Interest expense	689	556	(24)
Net depreciation expense on operating lease assets	246	273	10
Net financing revenue and other interest income	980	909	8
Other revenue
Gain on automotive loans, net	8	—	n/m
Other income	60	66	(9)
Total other revenue	68	66	3
Total net revenue	1,048	975	7
Provision for loan losses	262	259	(1)
Noninterest expense
Compensation and benefits expense	136	131	(4)
Other operating expenses	321	317	(1)
Total noninterest expense	457	448	(2)
Income from continuing operations before income tax expense	$329	$268	23
Total assets	$115,789	$114,934	1
n/m = not meaningful
Components of net operating lease revenue, included in amounts above, were as follows.

	Three months ended March 31,
($ in millions)	2019	2018	Favorable/(unfavorable) % change
Net operating lease revenue
Operating lease revenue	$361	$382	(5)
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains)	261	291	10
Remarketing gains, net	(15)	(18)	(17)
Net depreciation expense on operating lease assets	246	273	10
Total net operating lease revenue	$115	$109	6
Investment in operating leases, net	$8,339	$8,530	(2)

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	2019		2018
Three months ended March 31, ($ in millions)	Average balance (a)	Yield	Average balance	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$70,981	6.47%	$68,727	5.90%
Commercial
Wholesale floorplan	29,990	4.83	29,359	3.83
Other commercial automotive (d)	5,565	4.74	6,104	4.32
Investment in operating leases, net (e)	8,389	5.56	8,629	5.12

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

(c)	Includes the effects of derivative financial instruments designated as hedges.

(d)	Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.

(e)
Yield includes gains on the sale of off-lease vehicles of $15 million and $18 million, for the three months ended March 31, 2019, and 2018, respectively. Excluding these gains on sale, the annualized yield would be 4.83% and 4.28% for the three months ended March 31, 2019, and 2018, respectively.

Our Automotive Finance operations earned income from continuing operations before income tax expense of $329 million for the three months ended March 31, 2019, compared to $268 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, we continued to focus on driving capital optimization and expanding risk-adjusted returns. As a result, we experienced higher consumer loan financing revenue primarily due to an increase in consumer loan portfolio yields and asset levels. We also experienced higher commercial financing revenue due to higher yields resulting from higher benchmark interest rates. Results were unfavorably impacted by higher interest expense due primarily to higher benchmark rates.
Consumer loan financing revenue increased $118 million for the three months ended March 31, 2019, compared to the same period in 2018. The increase was primarily due to improved portfolio yields as a result of our continued focus on expanding risk-adjusted returns, higher benchmark rates, and higher average retail asset levels resulting from sustained asset growth, including a continued focus on the used-vehicle portfolio primarily through franchised dealers. Additionally, we have continued to identify and grow relationships with automotive retailers including those with leading eCommerce platforms. Through these actions we continue to optimize our origination mix, and achieve greater portfolio diversification.
Commercial loan financing revenue increased $80 million for the three months ended March 31, 2019, compared to the same period in 2018. The increase was primarily due to higher yields resulting from higher benchmark interest rates, and an increase in average outstanding floorplan assets resulting from an increase in average vehicle prices.
Interest expense was $689 million for the three months ended March 31, 2019, compared to $556 million in the same period in 2018. The increase was primarily due to higher funding costs as a result of a rising interest rate environment.
We recorded gains from the sale of automotive loans of $8 million for the three months ended March 31, 2019, compared to no gains for the same period in 2018. We continue to utilize whole-loan sales to proactively manage our credit exposure, asset levels, funding, and capital utilization, including the sale of previously written-down consumer automotive loans related to consumers in Chapter 13 bankruptcy.
Other income decreased 9% for the three months ended March 31, 2019, compared to the same period in 2018. The decrease was primarily due to a decrease in remarketing fee income resulting from lower operating lease termination volume, as well as a decrease in servicing fee income resulting from lower levels of off-balance sheet consumer automotive serviced loans.
Total net operating lease revenue increased $6 million for the three months ended March 31, 2019, compared to the same period in 2018. This increase was primarily due to a more favorable shift in portfolio mix of vehicle type. This was partially offset by a reduction in our outstanding portfolio of leased vehicles, primarily due to the runoff of our legacy GM operating lease portfolio, which was substantially wound-down as of June 30, 2018. Additionally, we recognized remarketing gains of $15 million for the three months ended March 31, 2019, compared to gains of $18 million for the same period in 2018. The decrease was primarily due to a lower number of terminated units, partially offset by higher gain per unit. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for loan losses was $262 million for the three months ended March 31, 2019, compared to $259 million for the same period in 2018. While results continue to reflect strong consumer credit performance, the increase in provision for loan losses for the three months ended March 31, 2019, was primarily driven by reserve reductions during the three months ended March 31, 2018, as a result of lower than anticipated losses associated with prior year hurricane activity. Refer to the Risk Management section of this MD&A for further discussion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Automotive Financing Volume
Consumer Automotive Financing
For the three months ended March 31, 2019, our portfolio yield for consumer automotive loans increased 57 basis points relative to the three months ended March 31, 2018. We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates at the time of origination, anticipated operating costs, and targeted return on equity. The increases in rates on recent loan originations were primarily the result of higher benchmark rates and increased levels of used vehicle loan volume. Over the past several years, we have continued to focus on portfolio diversification and the used vehicle segment, primarily through franchised dealers, which has contributed to higher yields on our consumer automotive loan portfolio. Commensurate with this shift in origination mix, we continue to maintain consistent, disciplined underwriting within our new and used consumer automotive loan originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.3 billion at both March 31, 2019, and December 31, 2018, which constituted approximately 11.6% and 11.7% of our total consumer automotive loans, respectively.
The following table presents retail loan originations by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended March 31, 2019
S	$1.4	27	739	$1.5	48	745
A	2.1	40	677	1.1	36	675
B	1.3	25	644	0.4	13	642
C	0.4	8	610	0.1	3	611
Total retail originations	$5.2	100	681	$3.1	100	701
Three months ended March 31, 2018
S	$1.4	29	739	$1.8	50	748
A	2.0	42	673	1.2	33	675
B	1.1	23	641	0.5	14	644
C	0.3	6	606	0.1	3	612
Total retail originations	$4.8	100	681	$3.6	100	704

(a)
Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; loan-to-value (LTV) ratio; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring. We originated an insignificant amount of retail loans classified below Tier C during the periods presented.

The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

Three months ended March 31,	2019	2018
0–71	20%	21%
72–75	66	66
76 +	14	13
Total retail originations (a)	100%	100%

(a)	Excludes RV loans.
Retail originations with a term of 76 months or more represented 14% of total retail originations for the three months ended March 31, 2019, compared to 13% for the three months ended March 31, 2018. Substantially all of the loans originated with a term of 76 months or more during the three months ended March 31, 2019, and 2018, were considered to be prime and in credit tiers S, A, or B. We define prime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total outstanding retail loans by origination year.

March 31,	2019	2018
Pre-2015	4%	9%
2015	9	17
2016	16	26
2017	24	36
2018	35	12
2019	12	—
Total	100%	100%
The 2019, 2018, and 2017 vintages comprise 71% of the overall retail portfolio as of March 31, 2019, and have higher average buy rates than older vintages.
The following tables present the total retail loan and operating lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2019	2018	2019	2018
Used retail	$5,152	$4,769	56	50
New retail standard	3,049	3,606	33	38
Lease	883	1,047	10	11
New retail subvented	67	42	1	1
Total consumer automotive financing originations (a)	$9,151	$9,464	100	100

(a)
Includes Commercial Services Group (CSG) originations of $976 million and $992 million for the three months ended March 31, 2019, and 2018, respectively, and RV originations of $100 million for the three months ended March 31, 2018.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2019	2018	2019	2018
Growth channel	$4,491	$4,183	49	44
GM dealers	2,374	2,846	26	30
Chrysler dealers	2,286	2,435	25	26
Total consumer automotive financing originations	$9,151	$9,464	100	100
During the three months ended March 31, 2019, total consumer loan and operating lease originations decreased $313 million, compared to the same period in 2018. The decrease was primarily due to lower originations from the GM and Chrysler channels, which was slightly offset by increased originations from the Growth channel. Over the past several years we have continued to diversify our portfolio through the Growth channel, including increased levels of used vehicle loan volume which we view as an attractive asset class consistent with our continued focus on obtaining appropriate risk-adjusted returns.
We have included origination metrics by loan term and FICO® Score within this MD&A. However, the proprietary way we evaluate risk is based on multiple inputs as described in the section titled Automotive Financing Volume—Acquisition and Underwriting within the MD&A in our 2018 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of retail loan and operating lease originations, in dollars, by FICO® Score and product type.

	Used retail		New retail		Lease
Three months ended March 31,	2019	2018	2019	2018	2019	2018
740 +	19%	19%	25%	27%	47%	48%
660–739	39	38	33	34	35	35
620–659	26	28	20	20	11	10
540–619	12	12	6	6	5	5
< 540	1	1	1	1	—	—
Unscored (a)	3	2	15	12	2	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%

(a)	Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 10% of total consumer loan and operating lease originations for both the three months ended March 31, 2019, and 2018. Consumer loans and operating leases with FICO® Scores of less than 540 continued to comprise only 1% of total originations for the three months ended March 31, 2019. Nonprime applications that are not automatically declined by our proprietary credit-scoring models for risk reasons are manually reviewed and decisioned by an experienced underwriting team. The nonprime portfolio is subject to more stringent underwriting criteria for certain loan attributes (e.g., payment-to-income, mileage, and maximum amount financed) and generally does not include any loans with a term of 76 months or more. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
For discussion of manufacturer marketing incentives, refer to the section titled Automotive Financing Volume—Manufacturer Marketing Incentives within the MD&A in our 2018 Annual Report on Form 10-K.
Commercial Wholesale Financing Volume
The following table presents the percentage of average balance of our commercial wholesale floorplan finance receivables, in dollars, by product type and by channel.

	Average balance
Three months ended March 31, ($ in millions)	2019	2018
GM new vehicles	40%	43%
Chrysler new vehicles	33	28
Growth new vehicles	14	15
Used vehicles	13	14
Total	100%	100%
Total commercial wholesale finance receivables	$29,990	$29,359
Average commercial wholesale financing receivables outstanding increased $631 million during the three months ended March 31, 2019, compared to the same period in 2018. The increase was primarily driven by higher average vehicle prices, partially offset by a reduction in the number of GM dealer relationships due to the competitive environment across the automotive lending market. Dealer inventory levels are dependent on a number of factors, including manufacturer production schedules and vehicle mix, sales incentives, and industry sales—all of which can influence future wholesale balances.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. Other commercial automotive loans decreased 9% to an average of $5.6 billion for the three months ended March 31, 2019, compared to the same period in 2018.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended March 31,
($ in millions)	2019	2018	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$261	$256	2
Interest and dividends on investment securities and cash and cash equivalents, net (a)	12	12	—
Other gain (loss) on investments, net (b)	95	(14)	n/m
Other income	4	4	—
Total insurance premiums and other income	372	258	44
Expense
Insurance losses and loss adjustment expenses	59	63	6
Acquisition and underwriting expense
Compensation and benefits expense	21	21	—
Insurance commissions expense	114	110	(4)
Other expenses	33	37	11
Total acquisition and underwriting expense	168	168	—
Total expense	227	231	2
Income from continuing operations before income tax expense	$145	$27	n/m
Total assets	$8,179	$7,557	8
Insurance premiums and service revenue written	$305	$275	11
Combined ratio (c)	85.7%	88.8%
n/m = not meaningful

(a)
Includes interest expense of $19 million and $16 million for the three months ended March 31, 2019, and 2018, respectively. The amount for the three months ended March 31, 2018, was adjusted to include $2 million of interest on cash and cash equivalents previously classified as other income to conform to the current period presentation.

(b)	Includes net unrealized gains on equity investments of $65 million for the three months ended March 31, 2019, and net unrealized losses of $35 million for the three months ended March 31, 2018.

(c)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Our Insurance operations earned income from continuing operations before income tax expense of $145 million for the three months ended March 31, 2019, compared to income of $27 million for the three months ended March 31, 2018. The increase for the three months ended March 31, 2019, was primarily driven by $95 million of gains related to equity investments, compared to $14 million of losses for the three months ended March 31, 2018.
Insurance premiums and service revenue earned was $261 million for the three months ended March 31, 2019, compared to $256 million for the three months ended March 31, 2018. The increase for the three months ended March 31, 2019, was primarily due to higher vehicle inventory insurance rates and portfolio growth.
Insurance losses and loss adjustment expenses totaled $59 million for the three months ended March 31, 2019, compared to $63 million for the same period in 2018. The decrease for the three months ended March 31, 2019, was primarily driven by lower weather-related losses, which contributed to a decline in the combined ratio to 85.7% for the three months ended March 31, 2019, compared to 88.8% for the three months ended March 31, 2018. In April 2019, we renewed our annual reinsurance program and continue to utilize this coverage to manage our risk of weather-related loss.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Premium and Service Revenue Written
The following table summarizes premium and service revenue written by product.

	Three months ended March 31,
($ in millions)	2019	2018
Vehicle service contracts
New retail	$100	$107
Used retail	158	131
Reinsurance (a)	(55)	(47)
Total vehicle service contracts (b)	203	191
Vehicle inventory insurance (c)	76	62
Other (d)	26	22
Total	$305	$275

(a)	Reinsurance represents the transfer of premiums and risk from an Ally insurance company to a third-party insurance company.

(b)	VSC revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern.

(c)	Vehicle inventory insurance includes dealer ancillary products.

(d)	Other products include GAP coverage, VMCs, ClearGuard, and other ancillary products.
Insurance premiums and service revenue written was $305 million for the three months ended March 31, 2019, compared to $275 million for the same period in 2018. The increase for the three months ended March 31, 2019, was primarily due to growth in VSC and vehicle inventory insurance products, with continued momentum in the Growth channel, which represents our non-GM volume.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	March 31, 2019	December 31, 2018
Cash
Noninterest-bearing cash	$195	$252
Interest-bearing cash	1,073	644
Total cash	1,268	896
Equity securities	525	766
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	533	460
U.S. States and political subdivisions	666	691
Foreign government	172	145
Agency mortgage-backed residential	923	758
Mortgage-backed residential	132	135
Corporate debt	1,294	1,241
Total available-for-sale securities	3,720	3,430
Total cash and securities	$5,513	$5,092

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended March 31,
($ in millions)	2019	2018	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$146	$105	39
Interest expense	96	62	(55)
Net financing revenue and other interest income	50	43	16
Gain on mortgage loans, net	2	1	100
Total net revenue	52	44	18
Provision for loan losses	2	2	—
Noninterest expense
Compensation and benefits expense	8	8	—
Other operating expenses	29	26	(12)
Total noninterest expense	37	34	(9)
Income from continuing operations before income tax expense	$13	$8	63
Total assets	$16,301	$12,780	28
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $13 million and $8 million for the three months ended March 31, 2019, and 2018, respectively. The increase for the three months ended March 31, 2019, was primarily due to an increase in net financing revenue and other interest income driven by increased portfolio loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans and direct-to-consumer originations and an increase in gain on sale of mortgage loans held-for-sale. The increase was partially offset by higher noninterest expense driven by continued asset growth.
Net financing revenue and other interest income was $50 million and $43 million for the three months ended March 31, 2019, and 2018, respectively. The increase in net financing revenue and other interest income was primarily due to increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans and direct-to-consumer originations. During the three months ended March 31, 2019, we purchased $1.2 billion of mortgage loans that were originated by third parties, compared to $1.3 billion during the three months ended March 31, 2018.
Gain on sale of mortgage loans, net, increased $1 million for the three months ended March 31, 2019, compared to the same period in 2018, as a result of higher direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment provider.
Total noninterest expense was $37 million for the three months ended March 31, 2019, compared to $34 million for the three months ended March 31, 2018. The increase was driven by continued asset growth.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the total unpaid principal balance (UPB) of purchases and originations of consumer mortgages held-for-investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended March 31, 2019
740 +	$1,198	80
720–739	163	11
700–719	130	9
680–699	6	—
Total consumer mortgage financing volume	$1,497	100
Three months ended March 31, 2018
740 +	$1,094	79
720–739	132	9
700–719	105	8
680–699	55	4
Total consumer mortgage financing volume	$1,386	100
The following table presents the net UPB, net UPB as a percentage of total, weighted-average coupon (WAC), premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
March 31, 2019
Adjustable-rate	$2,773	17	3.42%	$36	54.37%	774
Fixed-rate	13,161	83	4.20	255	62.05	772
Total	$15,934	100	4.06	$291	60.71	772
December 31, 2018
Adjustable-rate	$2,828	19	3.40%	$37	53.69%	775
Fixed-rate	12,042	81	4.15	248	60.97	774
Total	$14,870	100	4.01	$285	59.58	774

(a)	Represents UPB net of charge-offs.

(b)	Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.

(c)	Updated to reflect changes in credit score since loan origination.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended March 31,
($ in millions)	2019	2018	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$89	$74	20
Interest on loans held-for-sale	1	—	n/m
Interest expense	36	28	(29)
Net financing revenue and other interest income	54	46	17
Total other revenue	11	8	38
Total net revenue	65	54	20
Provision for loan losses	23	—	n/m
Noninterest expense
Compensation and benefits expense	19	15	(27)
Other operating expenses	10	10	—
Total noninterest expense	29	25	(16)
Income from continuing operations before income tax expense	$13	$29	(55)
Total assets	$5,006	$4,375	14
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $13 million for the three months ended March 31, 2019, compared to $29 million for the three months ended March 31, 2018. The decrease was due primarily to higher provision for loan losses resulting from increased reserves related to two loan exposures. This was partially offset by higher net financing revenue and other interest income resulting from higher asset levels. Additionally, for the three months ended March 31, 2019, results were favorably impacted by unrealized gains on equity investments as compared to unrealized losses during the three months ended March 31, 2018.
Net financing revenue and other interest income was $54 million for the three months ended March 31, 2019, compared to $46 million for the three months ended March 31, 2018. The increase was primarily due to the growth of our lending portfolio, represented by a 17% increase in the gross carrying value of finance receivables and loans as of March 31, 2019, compared to March 31, 2018.
Other revenue was $11 million for the three months ended March 31, 2019, compared to $8 million for the three months ended March 31, 2018. The increase for the three months ended March 31, 2019, was primarily driven by unrealized gains on equity investments of $4 million as compared to unrealized losses on equity investments of $5 million for the three months ended March 31, 2018. The increase was partially offset by a $6 million decrease in syndication and other fee income for the three months ended March 31, 2019, as compared to the same period in 2018.
The provision for loan losses increased $23 million for the three months ended March 31, 2019, compared to the same period in 2018. The increase for the three months ended March 31, 2019, was primarily due to an increase in reserves associated with two loan exposures, within separate industries, each with unique considerations. Notwithstanding these two exposures, the overall portfolio continues to perform within expectations.
Total noninterest expense was $29 million for the three months ended March 31, 2019, compared to $25 million for the three months ended March 31, 2018. The increase was primarily due to higher compensation and benefits expense and other noninterest costs associated with growth in the business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Credit Portfolio
The following table presents loans held-for-sale, the gross carrying value of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations.

($ in millions)	March 31, 2019	December 31, 2018
Loans held-for-sale, net	$24	$47
Finance receivables and loans	$5,001	$4,636
Unfunded lending commitments (a)	$2,150	$2,141
Total serviced loans	$5,646	$5,501

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

	March 31, 2019	December 31, 2018
Industry
Health services	28.0%	24.5%
Services	23.2	25.6
Automotive and transportation	13.0	12.3
Wholesale	7.2	7.5
Machinery, equipment, and electronics	5.9	6.0
Chemicals and metals	5.1	4.9
Other manufactured products	4.7	4.7
Food and beverages	4.6	5.0
Paper, printing, and publishing	2.2	2.8
Retail trade	2.0	1.3
Other	4.1	5.4
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended March 31,
($ in millions)	2019	2018	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$21	$10	110
Interest and dividends on investment securities and other earning assets	213	150	42
Interest on cash and cash equivalents	19	13	46
Other, net	(2)	(2)	—
Total financing revenue and other interest income	251	171	47
Interest expense
Original issue discount amortization (b)	10	24	58
Other interest expense (c)	205	108	(90)
Total interest expense	215	132	(63)
Net financing revenue and other interest income	36	39	(8)
Other revenue
Other gain on investments, net	9	6	50
Other income, net of losses	16	27	(41)
Total other revenue	25	33	(24)
Total net revenue	61	72	(15)
Provision for loan losses	(5)	—	n/m
Total noninterest expense (d)	80	76	(5)
Loss from continuing operations before income tax expense	$(14)	$(4)	n/m
Total assets	$34,842	$30,375	15
n/m = not meaningful

(a)	Primarily related to impacts associated with hedging activities within our consumer automotive loan portfolio and financing revenue from our legacy mortgage portfolio.

(b)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.

(d)
Includes reductions of $229 million and $220 million for the three months ended March 31, 2019, and 2018, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

The following table presents the scheduled remaining amortization of the original issue discount at March 31, 2019.

Year ended December 31, ($ in millions)	2019	2020	2021	2022	2023	2024 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$1,094	$1,053	$1,008	$959	$903	$—
Total amortization (b)	31	41	45	49	56	903	$1,125

(a)	The maximum annual scheduled amortization for any individual year is $147 million in 2030.

(b)	The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other incurred a loss from continuing operations before income tax expense of $14 million for the three months ended March 31, 2019, compared to a loss of $4 million for the three months ended March 31, 2018. Total financing revenue and other interest income increased for the three months ended March 31, 2019, compared to the same period in 2018, primarily driven by our investment securities portfolio. This increase was more than offset by higher funding costs, higher noninterest expenses to support business growth, and lower other income, primarily related to lower income from equity hedges.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Financing revenue and other interest income was $251 million for the three months ended March 31, 2019, compared to $171 million for the three months ended March 31, 2018. The increase was primarily driven by higher interest and dividends from investment securities and other earning assets, primarily as a result of higher yields and growth in the size of the investment portfolio. Results for the three months ended March 31, 2019, were also favorably impacted by increases in interest on cash and cash equivalents, as a result of higher yields.
Total interest expense was $215 million for the three months ended March 31, 2019, compared to $132 million for the three months ended March 31, 2018. The increase was primarily driven by increased interest on deposits resulting from higher market rates and deposit growth, as well as increased rates on secured borrowings driven by the London interbank offered rate (LIBOR). The increase was partially offset by a decrease in higher-cost unsecured debt borrowings as maturities are replaced with lower cost funding.
Total other revenue was $25 million for the three months ended March 31, 2019, compared to $33 million for the three months ended March 31, 2018. The decrease was primarily due to lower income related to certain equity hedges and higher losses on the retirement of debt.
Noninterest expense was $80 million for the three months ended March 31, 2019, compared to $76 million for the three months ended March 31, 2018. The increase was primarily due to higher compensation and benefit costs and other operating expenses associated with the continued growth and investment in our business, including digital and technological capabilities, as well as higher marketing costs.
Total assets were $34.8 billion as of March 31, 2019, compared to $30.4 billion as of March 31, 2018. The increase was primarily the result of growth in our available-for-sale and held-to-maturity securities portfolios and higher interest-bearing cash and cash equivalents. The increase was partially offset by the continued runoff of our legacy mortgage portfolio. At March 31, 2019, the gross carrying value of the legacy mortgage portfolio was $1.4 billion, compared to $2.0 billion at March 31, 2018.
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	March 31, 2019	December 31, 2018
Cash
Noninterest-bearing cash	$728	$535
Interest-bearing cash	1,938	3,083
Total cash	2,666	3,618
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,409	1,391
U.S. States and political subdivisions	115	111
Agency mortgage-backed residential	17,921	16,380
Agency mortgage-backed commercial	320	3
Mortgage-backed residential	2,754	2,551
Mortgage-backed commercial	723	714
Asset-backed	668	723
Total available-for-sale securities	23,910	21,873
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	2,338	2,264
Asset-backed retained notes	36	43
Total held-to-maturity securities	2,374	2,307
Total cash and securities	$28,950	$27,798

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Ally Invest
In May 2017, we launched Ally Invest, our digital brokerage and wealth management offering, which enables us to complement our competitive deposit products with low-cost investing through the platform we acquired from the June 2016 acquisition of TradeKing. The following table presents trading days and average customer trades per day, the number of funded accounts, total net customer assets, and total customer cash balances as of the end of each of the last five quarters.

	1st quarter 2019	4th quarter 2018	3rd quarter 2018	2nd quarter 2018	1st quarter 2018
Trading days (a)	61.0	62.0	62.5	64.0	61.0
Average customer trades per day (in thousands)	19.5	19.6	19.1	18.0	21.8
Funded accounts (b) (in thousands)	320	302	287	271	259
Total net customer assets ($ in millions)	$6,796	$5,804	$6,608	$5,990	$5,473
Total customer cash balances ($ in millions)	$1,209	$1,159	$1,178	$1,166	$1,111

(a)	Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.

(b)	Represents open and funded brokerage accounts.
Total funded accounts increased 6% from the prior quarter and 24% from the first quarter of 2018 as a result of a continued focus on marketing campaigns. Average customer trades per day decreased for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due to elevated market volatility during the first quarter of 2018. Additionally, net customer assets increased in the first quarter of 2019 primarily as a result of equity market appreciation and customer account growth.

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

Our risk-management framework is overseen by the Risk Committee (RC) of the Ally Board of Directors (the Board). The RC sets the risk appetite across our company while risk-oriented management committees, the executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks within our risk appetite. For more information on our risk management process, refer to the Risk Management MD&A section of our 2018 Annual Report on Form 10-K.
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating lease activities.

($ in millions)	March 31, 2019	December 31, 2018
Finance receivables and loans
Automotive Finance	$107,261	$108,463
Mortgage Finance	16,225	15,155
Corporate Finance	5,001	4,636
Corporate and Other (a)	1,568	1,672
Total finance receivables and loans	130,055	129,926
Loans held-for-sale
Automotive Finance	18	210
Mortgage Finance (b)	15	8
Corporate Finance	24	47
Corporate and Other	50	49
Total loans held-for-sale	107	314
Total on-balance sheet loans	130,162	130,240
Off-balance sheet securitized loans
Automotive Finance (c)	957	1,235
Whole-loan sales
Automotive Finance (c)	503	634
Total off-balance sheet loans	1,460	1,869
Operating lease assets
Automotive Finance	8,339	8,417
Total loan and operating lease exposure	$139,961	$140,526

(a)	Includes $1.4 billion and $1.5 billion of consumer mortgage loans in our legacy mortgage portfolio at March 31, 2019, and December 31, 2018, respectively.

(b)	Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.

(c)	Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
Furthermore, we manage our credit exposure to financial counterparties based on the risk profile of the counterparty. Within our policies we have established standards and requirements for managing counterparty risk exposures in a safe and sound manner. Counterparty credit risk is derived from multiple exposure types including derivatives, securities trading, securities financing transactions, financial futures, cash balances (e.g., due from depository institutions, restricted accounts, and cash equivalents), and investment in debt securities. For more information on derivative counterparty credit risk, refer to Note 17 to the Condensed Consolidated Financial Statements.
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. During the three months ended March 31, 2019, the U.S. economy continued to modestly expand, and consumer confidence remained strong. The labor market remained healthy during the period, with the unemployment rate down to 3.8% as of March 31, 2019. Within the U.S. automotive market, new light vehicle sales have moderated from both historic highs and year-over-year pace, to an average 16.9 million Seasonally Adjusted Annual Rate for the three months ended March 31, 2019. We expect to experience modest downward pressure on used vehicle values during 2019.
Consumer Credit Portfolio
During the three months ended March 31, 2019, the credit performance of the consumer loan portfolio reflected both our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including used, nonsubvented new, higher LTV, extended term, Growth channel, and nonprime finance receivables and loans, as well as high-quality jumbo and LMI mortgage loans that are acquired through bulk loan purchases and direct-to-consumer mortgage originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 11.6% of our total consumer automotive loans at March 31, 2019, compared to approximately 11.7% at December 31, 2018. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer finance receivables and loans recorded at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Consumer automotive (c) (d)	$71,553	$70,539	$643	$664	$—	$—
Consumer mortgage
Mortgage Finance	16,225	15,155	13	9	—	—
Mortgage — Legacy	1,433	1,546	62	70	—	—
Total consumer finance receivables and loans	$89,211	$87,240	$718	$743	$—	$—

(a)	Includes nonaccrual TDR loans of $246 million and $257 million at March 31, 2019, and December 31, 2018, respectively.

(b)
Loans are generally in nonaccrual status when principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for a description of our accounting policies for finance receivables and loans.

(c)	Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 17 to the Condensed Consolidated Financial Statements for additional information.

(d)
Includes outstanding CSG loans of $8.0 billion and $7.9 billion at March 31, 2019, and December 31, 2018, respectively, and RV loans of $1.6 billion and $1.7 billion at March 31, 2019, and December 31, 2018, respectively.

Total consumer finance receivables and loans increased $2.0 billion at March 31, 2019, compared with December 31, 2018, reflecting an increase of $1.0 billion of consumer automotive finance receivables and loans and an increase of $957 million of consumer mortgage finance receivables and loans. The increase in consumer automotive finance receivables and loans was primarily related to continued momentum in our Growth channel. The increase in consumer mortgage finance receivables and loans was primarily due to the execution of bulk loan purchases totaling $1.2 billion during the three months ended March 31, 2019.
Total consumer nonperforming finance receivables and loans at March 31, 2019, decreased $25 million to $718 million from December 31, 2018, reflecting a decrease of $21 million of consumer automotive finance receivables and loans and a decrease of $4 million of consumer mortgage nonperforming finance receivables and loans. The decrease in nonperforming consumer automotive finance receivables and loans was primarily due to seasonality. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.8% and 0.9% at March 31, 2019, and December 31, 2018, respectively.
Total consumer TDRs outstanding at March 31, 2019, increased $2 million since December 31, 2018, to $728 million. Results reflect a $6 million increase in our consumer automotive loan portfolio, largely offset by a $4 million reduction in our legacy mortgage portfolio. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Consumer automotive loans accruing and past due 30 days or more decreased $668 million to $1.8 billion at March 31, 2019, compared to December 31, 2018, primarily due to seasonality. Compared to March 31, 2018, consumer automotive loans accruing and past due 30 days or more increased $21 million at March 31, 2019, primarily driven by growth in the overall size of the consumer automotive loan portfolio.
The following table includes consumer net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended March 31,
	Net charge-offs		Net charge-off ratios (a)
($ in millions)	2019	2018	2019	2018
Consumer automotive	$234	$253	1.3%	1.5%
Consumer mortgage
Mortgage Finance	—	1	—	—
Mortgage — Legacy	(2)	5	(0.6)	1.0
Total consumer finance receivables and loans	$232	$259	1.1	1.3

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer finance receivables and loans were $232 million for the three months ended March 31, 2019, compared to $259 million for the three months ended March 31, 2018. The decrease in net charge-offs for the three months ended March 31, 2019, was primarily driven by our consumer automotive loan portfolio where we experienced strong overall credit performance driven by favorable macroeconomic trends including low unemployment, as well as continued disciplined underwriting.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended March 31,
($ in millions)	2019	2018
Consumer automotive	$8,268	$8,417
Consumer mortgage (a)	351	151
Total consumer loan originations	$8,619	$8,568

(a)
Excludes bulk loan purchases associated with our Mortgage Finance operations and includes $89 million of loans originated as held-for-sale for the three months ended March 31, 2019, and $60 million for the three months ended March 31, 2018.

Total consumer loan originations increased $51 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, reflecting an increase of $200 million of consumer mortgage loans and a decrease of $149 million of consumer automotive loans. The increase in consumer mortgage loan originations for the three months ended March 31, 2019, was primarily due to growth in the direct-to-consumer mortgage business. The decrease in consumer automotive loan originations for the three months ended March 31, 2019, was primarily due to lower new retail volume from GM and Chrysler, partially offset by higher used volume in the Growth channel.
The following table shows the percentage of total consumer finance receivables and loans recorded at gross carrying value by state concentration. Total consumer automotive loans were $71.6 billion and $70.5 billion at March 31, 2019, and December 31, 2018, respectively. Total consumer mortgage loans were $17.7 billion and $16.7 billion at March 31, 2019, and December 31, 2018, respectively.

	March 31, 2019 (a)		December 31, 2018
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.4%	37.0%	8.4%	36.9%
Texas	12.7	6.2	12.8	6.2
Florida	8.8	4.8	8.8	4.7
Pennsylvania	4.6	1.4	4.5	1.4
Illinois	4.1	2.9	4.1	3.0
Georgia	4.0	2.8	4.1	2.8
North Carolina	3.9	1.8	3.9	1.7
New York	3.1	2.4	3.1	2.4
Ohio	3.5	0.4	3.5	0.4
New Jersey	2.7	2.1	2.7	2.1
Other United States	44.2	38.2	44.1	38.4
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at March 31, 2019.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 25.5% and 25.4% of our total outstanding consumer finance receivables and loans at March 31, 2019, and December 31, 2018, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
Repossessed and Foreclosed Assets
We classify an asset as repossessed or foreclosed, which is included in other assets on our Condensed Consolidated Balance Sheet, when physical possession of the collateral is taken. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.
Repossessed consumer automotive loan assets in our Automotive Finance operations increased $1 million from December 31, 2018, to $137 million at March 31, 2019. Foreclosed mortgage assets decreased $1 million from December 31, 2018, to $10 million at March 31, 2019.
Commercial Credit Portfolio
During the three months ended March 31, 2019, the credit performance of the commercial portfolio remained strong as nonperforming finance receivables and loans decreased, and our net charge-offs remained low. For information on our commercial credit risk practices and

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Commercial and industrial
Automotive	$31,559	$33,672	$138	$203	$—	$—
Other (c)	4,516	4,205	125	142	—	—
Commercial real estate	4,769	4,809	6	4	—	—
Total commercial finance receivables and loans	$40,844	$42,686	$269	$349	$—	$—

(a)	Includes nonaccrual TDR loans of $109 million and $86 million at March 31, 2019, and December 31, 2018, respectively.

(b)
Loans are generally in nonaccrual status when principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for a description of our accounting policies for finance receivables and loans.

(c)	Other commercial and industrial primarily includes senior secured commercial lending largely associated with our Corporate Finance operations.
Total commercial finance receivables and loans outstanding decreased $1.8 billion from December 31, 2018, to $40.8 billion at March 31, 2019. The decrease was primarily due to lower dealer inventory levels and a reduction in the number of dealer relationships due to the competitive environment across the automotive lending market. This decrease was partially offset by growth in our Corporate Finance portfolio.
Total commercial nonperforming finance receivables and loans were $269 million at March 31, 2019, reflecting a decrease of $80 million when compared to December 31, 2018. The decrease was primarily due to reduced exposure to one larger dealer group that was placed into default in the fourth quarter of 2018, as well as the partial liquidation and charge-off of one account within our Corporate Finance portfolio. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans decreased to 0.7% at March 31, 2019, compared to 0.8% at December 31, 2018.
Total commercial TDRs outstanding at March 31, 2019, increased $23 million since December 31, 2018, to $109 million. The increase was primarily driven by TDRs granted to one larger dealer group that was placed into default in the fourth quarter of 2018. This increase was partially offset by the partial liquidation and charge-off of one account within our Corporate Finance portfolio. Refer to Note 7 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for additional information.
The following table includes total commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended March 31,
	Net charge-offs		Net charge-off ratios (a)
($ in millions)	2019	2018	2019	2018
Commercial and industrial
Other	$5	$—	0.4%	—%
Total commercial finance receivables and loans	$5	$—	—	—

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total commercial finance receivables and loans were $5 million for the three months ended March 31, 2019, compared to no net charge-offs for the same period in 2018. The increase in net charge-offs for the three months ended March 31, 2019, was primarily driven by a partial charge-off of one account within our Corporate Finance portfolio.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $4.8 billion at both March 31, 2019, and December 31, 2018.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration. These finance receivables and loans are reported at gross carrying value.

	March 31, 2019	December 31, 2018
Texas	15.5%	15.5%
Florida	11.8	11.6
California	8.5	8.3
Michigan	6.8	6.8
New York	4.6	4.8
Georgia	4.0	4.0
North Carolina	3.9	3.6
South Carolina	3.2	3.4
New Jersey	3.1	3.1
Utah	2.8	2.6
Other United States	35.8	36.3
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures decreased $143 million from December 31, 2018, to $3.8 billion at March 31, 2019. The decrease was primarily due to reduced exposure to one larger dealer group within the commercial automotive portfolio.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration. These finance receivables and loans within our automotive and Corporate Finance portfolios are reported at gross carrying value.

	March 31, 2019	December 31, 2018
Industry
Automotive	80.5%	80.6%
Health/Medical	5.9	3.7
Services	4.3	5.0
Other	9.3	10.7
Total commercial criticized finance receivables and loans	100.0%	100.0%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended March 31, 2019 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2019	$1,048	$53	$1,101	$141	$1,242
Charge-offs (a)	(352)	(3)	(355)	(5)	(360)
Recoveries	118	5	123	—	123
Net charge-offs	(234)	2	(232)	(5)	(237)
Provision for loan losses	257	(3)	254	28	282
Other	(1)	—	(1)	2	1
Allowance at March 31, 2019	$1,070	$52	$1,122	$166	$1,288
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2019 (b)	1.5%	0.3%	1.3%	0.4%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the three months ended March 31, 2019	1.3%	(0.1)%	1.1%	—%	0.7%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2019 (b)	166.5%	68.9%	156.3%	61.5%	130.4%
Ratio of allowance for loan losses to annualized net charge-offs at March 31, 2019	1.1	(5.9)	1.2	8.8	1.4

(a)
Represents the amount of the gross carrying value directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Condensed Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for more information regarding our charge-off policies.

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
n/m = not meaningful

(a)
Represents the amount of the gross carrying value directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for more information regarding our charge-off policies.

(b)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.
The allowance for consumer loan losses at March 31, 2019, declined $18 million compared to March 31, 2018, reflecting a decrease of $22 million in the consumer mortgage allowance and an increase of $4 million in the consumer automotive allowance. The decrease in the consumer mortgage allowance was primarily driven by run-off in our legacy mortgage portfolio and lower hurricane-related reserves, partially offset by growth in our Mortgage Finance portfolio as finance receivable balances are up $3.5 billion from the prior-year period. The increase in our consumer automotive allowance was primarily driven by portfolio growth as finance receivable balances are up $2.2 billion from the prior-year period, partially offset by lower hurricane-related reserves.
The allowance for commercial loan losses increased $28 million at March 31, 2019, compared to March 31, 2018. The increase was primarily driven by higher reserves associated with two lending exposures in our Corporate Finance portfolio. Overall credit performance in the Corporate Finance portfolio remains stable.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2019			2018
March 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$1,070	1.5%	83.1%	$1,066	1.5%	83.4%
Consumer mortgage
Mortgage Finance	18	0.1	1.4	20	0.2	1.6
Mortgage — Legacy	34	2.4	2.6	54	2.8	4.2
Total consumer mortgage	52	0.3	4.0	74	0.5	5.8
Total consumer loans	1,122	1.3	87.1	1,140	1.4	89.2
Commercial
Commercial and industrial
Automotive	42	0.1	3.3	40	0.1	3.1
Other	97	2.1	7.5	69	1.7	5.4
Commercial real estate	27	0.6	2.1	29	0.7	2.3
Total commercial loans	166	0.4	12.9	138	0.3	10.8
Total allowance for loan losses	$1,288	1.0	100.0%	$1,278	1.0	100.0%
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended March 31,
($ in millions)	2019	2018
Consumer
Consumer automotive	$257	$253
Consumer mortgage
Mortgage Finance	2	2
Mortgage — Legacy	(5)	(1)
Total consumer mortgage	(3)	1
Total consumer loans	254	254
Commercial
Commercial and industrial
Automotive	6	4
Other	23	—
Commercial real estate	(1)	3
Total commercial loans	28	7
Total provision for loan losses	$282	$261
The provision for consumer loan losses was $254 million for both the three months ended March 31, 2019, and the three months ended March 31, 2018. The provision for consumer mortgage loan losses decreased $4 million during the three months ended March 31, 2019, and was primarily driven by lower net charge-offs and strong credit performance as the legacy mortgage portfolio continues to run-off and we continue to grow our Mortgage Finance business. The provision for consumer automotive loan losses increased $4 million during the three months ended March 31, 2019, and was primarily driven by reserve reductions during the three months ended March 31, 2018, as a result of lower than anticipated losses associated with prior-year hurricane activity. We continue to experience strong overall credit performance driven by favorable macroeconomic trends including low unemployment, as well as continued disciplined underwriting.
The provision for commercial loan losses increased $21 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase in provision for commercial loan losses for the three months ended March 31, 2019, was

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

primarily driven by higher reserves for two lending exposures in our Corporate Finance portfolio. Overall credit performance in the Corporate Finance portfolio remains stable.
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
We also have exposure to changes in the value of equity securities. We have exposure to equity securities with readily determinable fair values primarily related to our Insurance operations. For such equity securities, we use equity derivatives to manage our exposure to equity price fluctuations. In addition, we are exposed to changes in the value of other equity investments without readily determinable fair market values. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information. We may experience changes in the valuation of these investments, which may cause volatility in our earnings.
The composition of our balance sheet, including shorter-duration consumer automotive loans and variable-rate commercial loans, coupled with the continued funding shift toward retail deposits, partially mitigates market risk. Additionally, we maintain risk-management controls that measure and monitor market risk using a variety of analytical techniques including market value, sensitivity analysis, and value at risk models. Refer to Note 17 to the Condensed Consolidated Financial Statements for further information.
LIBOR Transition
In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intent to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Due to the uncertainty surrounding the future of LIBOR, it is expected that a transition away from the widespread use of LIBOR to alternative benchmark rates will occur by the end of 2021. We have exposure to LIBOR-based contracts within certain of our finance receivables and loans primarily related to wholesale automotive financing receivables and mortgage loans, certain investment securities and derivative contracts, and trust preferred securities, among other arrangements.
The discontinuation of LIBOR or LIBOR-based rates will present risks to our business, as further described in the section titled our Risk Factors within our 2018 Annual Report on Form 10-K. In recognition of these risks and uncertainties, we have established a formal enterprise-wide initiative to identify, assess, monitor, and mitigate risks that may arise from the potential discontinuation of LIBOR and the related transition to an alternative reference rate. Through this initiative, we continue to assess and plan for potential impacts to our financial forecasts, operational processes, technology, modeling, as well as our current and potential future contracts with customers and counterparties. We will continue to actively monitor industry developments.
Net Financing Revenue Sensitivity Analysis
Interest rate risk represents our most significant exposure to market risk. We actively monitor the level of exposure to movements in interest rates and take actions to mitigate adverse impacts these movements may have on future earnings. We use net financing revenue sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our financial instruments.
We prepare our forward-looking baseline forecasts of net financing revenue taking into consideration anticipated future business growth, asset/liability positioning, and interest rates based on the implied forward curve. The analysis is highly dependent upon a variety of assumptions including the repricing characteristics of retail deposits with both contractual and non-contractual maturities. Based on current market conditions, actual beta on our total retail deposits portfolio has been approximately 44% relative to the increase in the federal funds rate since the third quarter of 2015. We continually monitor industry and competitive repricing activity along with other market factors when contemplating deposit pricing actions.
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
The net financing revenue sensitivity tests measure the potential change in our pretax net financing revenue over the following twelve months. A number of alternative rate scenarios are tested, including immediate and gradual parallel shocks to the implied market forward curve. Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

capture and monitor a number of risk types. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next twelve months would generally remain stable if interest rates remain unchanged.
The following table presents the pretax dollar impact to forecasted net financing revenue over the next twelve months assuming 100 basis point and 200 basis point instantaneous parallel and gradual parallel shock increases, and assuming 100 basis point instantaneous parallel and gradual parallel shock decreases to the implied market forward curve as of March 31, 2019, and December 31, 2018.

	March 31, 2019		December 31, 2018
($ in millions)	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates
-100 basis points	$5	$(10)	$(20)	$(34)
+100 basis points	3	(23)	51	10
+200 basis points	20	(99)	81	(10)

(a)	Gradual changes in interest rates are recognized over twelve months.
The implied forward rate curve was lower and flatter compared to December 31, 2018, as short-end rates have decreased less than long-end rates. The impact of this change is reflected in our baseline net financing revenue projections. We have increased our liability-sensitive position as of March 31, 2019, in the upward interest rate shock scenarios. Exposure in the +100 and +200 basis point instantaneous shock scenarios has increased as of March 31, 2019, primarily due to quarter-over-quarter notional decreases in pay-fixed interest rate swaps on certain automotive assets. This was partially offset by the impact of funding sources shifting from short-term market-based funding to retail deposits.
The exposure in the downward instantaneous interest rate shock scenario has increased as of March 31, 2019, primarily due to changes to our derivative hedging position as noted above.
Our risk position is influenced by the net impact of derivative hedging which primarily consists of interest rate swaps designated as fair value hedges of certain fixed-rate assets and fixed-rate debt instruments, and pay-fixed interest rate swaps designated as cash flow hedges of certain floating-rate debt instruments. The size, maturity, and mix of our hedging activities are adjusted as our balance sheet, ALM objectives, and interest rate environment evolve over time.
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. However, certain automotive manufacturers have provided their guarantee for portions of our residual exposure for lease programs with them. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A in our 2018 Annual Report on Form 10-K.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended March 31,
	2019	2018
Off-lease vehicles terminated (in units)	26,030	44,722
Average gain per vehicle ($ per unit)	$573	$404
Method of vehicle sales
Auction
Internet	50%	56%
Physical	16	13
Sale to dealer, lessee, and other	34	31
Over the last twelve months, our operating lease portfolio, net of accumulated depreciation, decreased 2% from $8.5 billion at March 31, 2018, to $8.3 billion at March 31, 2019. The number of off-lease vehicles remarketed during the three months ended March 31, 2019, decreased 42% compared to the same period in 2018. The decrease in net operating lease assets and remarketing volume was primarily due to the wind down of our legacy GM operating lease portfolio. The residual risk associated with our operating lease portfolio has declined during this run-off period. We expect future termination volume to be more consistent with trends experienced during the three months ended March 31, 2019.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

We recognized an average gain per vehicle of $573 for the three months ended March 31, 2019, compared to $404 for the same period in 2018. The increase in average gain per vehicle for the three months ended March 31, 2019, compared to 2018, was primarily due to an increase in the mix of trucks and sport utility vehicles and a decrease in the mix of cars, which drove more favorable remarketing results. For more information on our investment in operating leases, refer to Note 8 to the Condensed Consolidated Financial Statements, and Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.
Operating Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

March 31,	2019	2018
Sport utility vehicle	58%	55%
Truck	31	29
Car	11	16
Our overall operating lease residual exposure has declined in recent years largely as a result of the runoff of our legacy GM operating lease portfolio, and as a result our exposure to Chrysler vehicles has grown and now represents approximately 94% of our operating lease units as of March 31, 2019, as compared to 86% as of March 31, 2018.

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
Essentially all asset originations are directed to Ally Bank to reduce parent company exposures and funding requirements, and to utilize our growing consumer deposit-taking capabilities. This allows us to use bank funding for an increasing proportion of our automotive finance and other assets and to provide a sustainable long-term funding channel for the business, while also improving the cost of funds for the enterprise.
Liquidity Risk Management
Multiple metrics are used to measure the level of liquidity risk, manage the liquidity position, identify related trends, and monitor such trends and metrics against established limits. These metrics include coverage ratios and comprehensive stress tests that measure the sufficiency of the liquidity portfolio over short- and long-term stressed horizons, stability ratios that measure longer-term structural liquidity, and concentration ratios that enable prudent funding diversification. In addition, we have established internal management routines designed to review all aspects of liquidity and funding plans, evaluate the adequacy of liquidity buffers, review stress testing results, and assist management in the execution of its funding strategy and risk-management accountabilities.

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

March 31, 2019 ($ in millions)
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$20,347
Liquid cash and equivalents	3,466
Committed secured credit facilities
Total capacity	7,550
Outstanding	5,716
Unused capacity (a)	1,834
Total available liquidity	$25,647

(a)
Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

In addition, our Modified Liquidity Coverage Ratio exceeded 100% at March 31, 2019. Refer to Note 16 to the Condensed Consolidated Financial Statements and the section titled Regulation and Supervision in Part I, Item 1 of our 2018 Annual Report on Form 10-K for further discussion of our liquidity requirements.
Deposits
Ally Bank, which is a direct bank with no branch network, obtains retail deposits directly from customers through internet, telephone, mobile, and mail channels. These retail deposits provide our Automotive Finance, Mortgage Finance, and Corporate Finance operations with a stable and low-cost funding source. Retail deposit growth is a key driver of optimizing funding costs and reducing reliance on capital markets-based funding. We believe deposits provide a stable, low-cost source of funds that is less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through both direct and indirect marketing channels. Current retail deposit offerings consist of a variety of products including CDs, savings accounts, money-market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries, including a deposit related to Ally Invest customer cash balances.
The following table shows Ally Bank’s number of accounts and deposit balances by investor type as of the end of each quarter since 2018.

	1st quarter 2019	4th quarter 2018	3rd quarter 2018	2nd quarter 2018	1st quarter 2018
Number of retail bank accounts (in thousands)	3,503	3,238	3,079	2,947	2,864
Deposits ($ in millions)
Retail	$95,423	$89,121	$84,629	$81,736	$81,657
Brokered (a)	17,734	16,914	16,567	16,839	15,661
Other (b)	142	143	183	159	128
Total deposits	$113,299	$106,178	$101,379	$98,734	$97,446

(a)
Brokered deposit balances include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.1 billion as of March 31, 2019, and December 31, 2018, and $1.2 billion as of the end of each other quarter presented.

(b)	Other deposits include mortgage escrow, dealer, and other deposits.
During the first three months of 2019, our total deposit base grew $7.1 billion and we added approximately 120,000 retail deposit customers, resulting in nearly 1.8 million total retail deposit customers as of March 31, 2019. The recent growth in total deposits has been primarily attributable to our retail deposit portfolio—particularly within our online savings product and retail CDs. Strong retention rates and customer acquisition, reflecting the strength of the brand, continue to drive growth in retail deposits. Refer to Note 11 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

As part of these securitization transactions, we sell assets to various special purpose entities (SPEs) in exchange for the proceeds from the issuance of debt and other beneficial interests in the assets. The SPEs activities are generally limited to acquiring the assets, issuing and making payments on the debt, paying related expenses, and periodically reporting to investors.
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
We typically agree to service the transferred assets in our securitization transactions for a fee, and we may also earn other related fees. The total amount of servicing fees earned is disclosed in Note 3 to the Condensed Consolidated Financial Statements. We may also retain a portion of senior and subordinated interests issued by the SPEs. Subordinate interests typically provide credit support to the more highly rated senior interest in a securitization transaction and may be subject to all or a portion of the first loss position related to the sold assets.
Certain of these securitization transactions meet the criteria to be accounted for as off-balance sheet securitization transactions if we do not hold a potentially significant economic interest or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Certain of our securitization transactions do not meet the required criteria to be accounted for as off-balance sheet securitization transactions; therefore, they are accounted for as secured borrowings. For information regarding our securitization activities, refer to Note 1 and Note 11 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.
During the first three months of 2019, we raised $1.0 billion through the completion of a term securitization transaction backed by consumer automotive loans. Additionally, for consumer automotive loans and operating leases, the term structure of the transaction locks in funding for a specified pool of loans and operating leases, creating an effective tool for managing interest rate and liquidity risk.
We manage securitization execution risk by maintaining a diverse investor base and available capacity from private committed secured credit facilities provided by banks. Our ability to access the unused capacity in these facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. We maintain syndicated and bilateral facilities, which fund our Automotive Finance operations. The facilities can be revolving in nature—generally having an original tenor ranging from 364 days to two years and allowing for additional funding during the commitment period—or they can be amortizing and not allow for any further funding after the commitment period. At March 31, 2019, all of our $7.6 billion of capacity was revolving and of this balance, $6.0 billion was from facilities with a remaining tenor greater than 364 days.
We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage and commercial real estate automotive finance receivables and loans. As of March 31, 2019, we had pledged $26.6 billion of assets to the FHLB resulting in $19.6 billion in total funding capacity with $17.5 billion of debt outstanding.
At March 31, 2019, $53.0 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings and repurchase agreements. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $2.5 billion at March 31, 2019. We also have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed-maturity dates and floating-rate notes. There were $321 million of retail term notes outstanding at March 31, 2019. The remainder of our unsecured debt is composed of institutional term debt. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of March 31, 2019, we had $854 million of debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We have assets pledged and restricted as collateral to the FRB totaling $2.4 billion. We had no debt outstanding with the FRB as of March 31, 2019.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Recent Funding Developments
During the first three months of 2019, we accessed the public and private markets to execute secured funding transactions, unsecured funding transactions, and committed secured credit facility renewals totaling $5.6 billion. Key funding highlights from January 1, 2019, to date were as follows:

•	We closed, renewed, increased, or extended $4.6 billion in committed secured credit facilities during the three months ended March 31, 2019.

•	During the first three months of 2019, we raised $1.0 billion through a securitization backed by consumer automotive loans.

•
In April 2019, we terminated or reduced the capacity of our private committed funding facilities and increased capacity under a new private committed facility resulting in a net reduction of $800 million of total funding capacity.

Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	March 31, 2019		December 31, 2018
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Deposits	$113,299	70	$106,178	66
Debt
Secured financings	33,837	21	39,657	25
Institutional term debt	10,895	7	11,632	7
Retail debt programs (a)	2,807	2	2,824	2
Total debt (b)	47,539	30	54,113	34
Total on-balance sheet funding	$160,838	100	$160,291	100

(a)	Includes $321 million and $347 million of retail term notes at March 31, 2019, and December 31, 2018, respectively.

(b)	Excludes hedge basis adjustment as described in Note 17 to the Condensed Consolidated Financial Statements.
Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at March 31, 2019.
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
Net cash provided by operating activities was $1.1 billion for both the three months ended March 31, 2019, and 2018. Activity was largely consistent year-over-year, as cash flows from our consumer and commercial lending activities offset a decline in our leasing business.
Net cash used in investing activities was $2.0 billion for the three months ended March 31, 2019, compared to $4.4 billion for the same period in 2018. The decrease was primarily due to a $2.7 billion net decrease in cash outflows from purchases, sales, originations and repayments of finance receivables and loans, as repayments outpaced originations. This decrease was also driven by a $489 million increase in proceeds from equity securities, net of purchases. This was partially offset by an $814 million increase in net outflows from purchases of available-for-sale securities, net of sales and repayments.
Net cash provided by financing activities for the three months ended March 31, 2019, was $237 million, compared to $3.0 billion for the same period in 2018. The decrease in net cash provided by financing activities was primarily attributable to a $4.9 billion decrease in net cash inflows due to issuance of long-term debt and an increase in net cash outflows related to short-term borrowings of approximately $2.0 billion between the two periods. This was partially offset by an increase of $2.9 billion from net cash inflows associated with deposits and a decrease in net cash outflows for repayment of long-term debt of $1.3 billion.
Capital Planning and Stress Tests
Pending the adoption of proposals issued by the FRB and other U.S. banking agencies during the fourth quarter of 2018 that would implement the Economic Growth, Regulatory Relief, and Consumer Protection Act, as further described in Note 16 to the Condensed Consolidated Financial Statements, Ally is required to conduct semi-annual company-run stress tests, is subject to an annual supervisory stress test conducted by the FRB, and must submit a proposed capital plan to the FRB.
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
The following table presents information related to our common stock and distributions to our common stockholders over the last five quarters.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2018
First quarter	$185	6,473	437,054	432,691	$0.13
Second quarter	195	7,280	432,691	425,752	0.13
Third quarter	250	9,194	425,752	416,591	0.15
Fourth quarter	309	12,121	416,591	404,900	0.15
2019
First quarter	$211	8,113	404,900	399,761	$0.17

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On April 14, 2019, the Board declared a quarterly cash dividend of $0.17 per share on all common stock, payable on May 15, 2019. Refer to Note 24 to the Condensed Consolidated Financial Statements for further information regarding this common stock dividend.

Ally submitted its 2018 capital plan and company-run stress test results to the FRB on April 5, 2018. On June 21, 2018, we publicly disclosed summary results of the stress test under the severely adverse scenario in accordance with applicable regulatory requirements. On June 28, 2018, we received from the FRB a non-objection to our capital plan, which included increases in both our stock-repurchase program and our planned dividends. Consistent with the capital plan, the Board authorized increases in our stock-repurchase program, permitting us to repurchase up to $1.0 billion of our common stock from time to time from the third quarter of 2018 through the second quarter of 2019. Also consistent with the capital plan, on April 14, 2019, the Board declared a quarterly cash dividend of $0.17 per share of our common stock. Refer to Note 24 to the Condensed Consolidated Financial Statements for further information on the most recent dividend. On October 5, 2018, we submitted to the FRB the results of our company-run mid-cycle stress test and publicly disclosed summary results under the severely adverse scenario in accordance with applicable regulatory requirements.
During the first quarter of 2019, the FRB announced that a number of large and noncomplex BHCs with $100 billion or more but less than $250 billion in total consolidated assets, including Ally, will not be required to submit a capital plan to the FRB, participate in the supervisory stress test or CCAR, or conduct company-run stress tests during the 2019 cycle. Instead, Ally’s capital actions during this cycle will be largely based on the results from its 2018 supervisory stress test. On April 1, 2019, the Board authorized an increase in our stock-repurchase program, permitting us to repurchase up to $1.25 billion of our common stock from time to time from the third quarter of 2019 through the second quarter of 2020, representing a 25% increase over our previously announced program.
Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and approval by the Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, regulatory considerations, any accounting standards that affect capital or liquidity (including CECL), financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be suspended at any time.
Regulatory Capital
Refer to Note 16 to the Condensed Consolidated Financial Statements and the section titled Selected Financial Data within this MD&A.
Credit Ratings
The cost and availability of unsecured financing are influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings result in higher borrowing costs and reduced access to capital markets. This is particularly true for certain institutional investors whose investment guidelines require investment-grade ratings on term debt and the two highest rating categories for short-term debt (particularly money-market investors).

Management’s Discussion and Analysis
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

(b)
Moody’s upgraded our senior unsecured debt rating to Ba2 from Ba3, affirmed our short-term rating of Not Prime, and maintained a Stable outlook on February 11, 2019. Effective December 1, 2014, we determined to not renew our contractual arrangement with Moody’s related to their providing of our issuer, senior unsecured debt, and short-term ratings. Notwithstanding this, Moody’s has determined to continue to provide these ratings on a discretionary basis. However, Moody’s has no obligation to continue to provide these ratings, and could cease doing so at any time.

(c)	Standard & Poor’s affirmed our senior unsecured debt rating of BB+, affirmed our short-term rating of B, and changed the outlook from Stable to Positive on October 17, 2018.

(d)	DBRS affirmed our senior unsecured debt rating of BBB (Low), affirmed our short-term rating of R-3, and maintained a Stable outlook on May 1, 2018.
Rating agencies indicate that they base their ratings on many quantitative and qualitative factors, which may include capital adequacy, liquidity, asset quality, business mix, level and quality of earnings, and the current operating, legislative, and regulatory environment. Rating agencies themselves could make or be required to make substantial changes to their ratings policies and practices—particularly in response to legislative and regulatory changes. Potential changes in rating methodology, as well as in the legislative and regulatory environment, and the timing of those changes could impact our ratings, which as noted above could increase our borrowing costs and reduce our access to capital.
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
Our most critical accounting estimates are as follows:

•	Allowance for loan losses

•	Valuation of automotive lease assets and residuals

•	Fair value of financial instruments

•	Determination of provision for income taxes
During 2019, we did not substantively change any material aspect of our overall methodologies and processes used in developing the above estimates from what was described in the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.
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

	2019			2018			Increase (decrease) due to
Three months ended March 31, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$4,212	$23	2.21%	$3,503	$15	1.74%	$3	$5	$8
Investment securities (b)	29,326	222	3.07	25,206	163	2.62	27	32	59
Loans held-for-sale, net	190	2	4.27	28	—	—	2	—	2
Finance receivables and loans, net (b) (c)	128,663	1,807	5.70	122,531	1,543	5.11	77	187	264
Investment in operating leases, net (d)	8,389	115	5.56	8,629	109	5.12	(3)	9	6
Other earning assets	1,229	18	5.94	1,110	13	4.75	1	4	5
Total interest-earning assets	172,009	2,187	5.16	161,007	1,843	4.64			344
Noninterest-bearing cash and cash equivalents	445			514
Other assets	6,558			7,286
Allowance for loan losses	(1,248)			(1,281)
Total assets	$177,764			$167,526
Liabilities and equity
Interest-bearing deposit liabilities	$109,172	$592	2.20%	$95,299	$351	1.49%	$51	$190	$241
Short-term borrowings	7,054	44	2.53	8,342	32	1.56	(5)	17	12
Long-term debt (b)	42,396	419	4.01	45,535	411	3.66	(28)	36	8
Total interest-bearing liabilities	158,622	1,055	2.70	149,176	794	2.16			261
Noninterest-bearing deposit liabilities	137			114
Total funding sources	158,759	1,055	2.70	149,290	794	2.16
Other liabilities	5,660			5,040
Total liabilities	164,419			154,330
Total equity	13,345			13,196
Total liabilities and equity	$177,764			$167,526
Net financing revenue and other interest income		$1,132			$1,049				$83
Net interest spread (e)			2.46%			2.48%
Net yield on interest-earning assets (f)			2.67%			2.64%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Includes the effects of derivative financial instruments designated as hedges. Refer to Note 17 to the Condensed Consolidated Financial Statements for further information about the effects of our hedging activities.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

(d)
Yield includes gains on the sale of off-lease vehicles of $15 million and $18 million for the three months ended March 31, 2019, and 2018, respectively. Excluding these gains on sale, the annualized yield would be 4.83% and 4.28% for the three months ended March 31, 2019, and 2018, respectively.

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

•	changes in monetary, fiscal, or trade laws or policies, including as a result of actions by government agencies, central banks, or supranational authorities;

•	changes in accounting standards or policies, including ASU 2016-13, Financial Instruments—Credit Losses;

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2019, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.    Legal Proceedings
Refer to Note 23 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings which supplements the discussion of legal proceedings set forth in Note 29 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors described in our 2018 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended March 31, 2019.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended March 31, 2019.

Three months ended March 31, 2019	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
January 2019	2,440	$24.60	2,440	$381
February 2019	3,273	26.59	3,273	294
March 2019	2,400	26.69	2,400	230
Total	8,113	26.02	8,113

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)	Excludes brokerage commissions.

(c)
On June 28, 2018, we announced a common stock-repurchase program of up to $1.0 billion. The program commenced in the third quarter of 2018 and will expire on June 30, 2019. Additionally, we announced a common stock-repurchase program of up to $1.25 billion to commence in the third quarter of 2019 through the second quarter of 2020. Refer to Note 16 to the Condensed Consolidated Financial Statements for further details.

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

101
The following information from our Form 10-Q for the quarterly period ended March 31, 2019, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).
Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of May, 2019.

Ally Financial Inc. (Registrant)

/S/ JENNIFER A. LACLAIR
Jennifer A. LaClair Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller