Form 10-Q
period 2019-06-30
Ally Financial Inc.
filed 2019-08-01
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019, or

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
Yes ☐                    No ☑
At July 30, 2019, the number of shares outstanding of the Registrant’s common stock was 390,415,331 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,860	$1,647	$3,667	$3,190
Interest on loans held-for-sale	3	6	5	6
Interest and dividends on investment securities and other earning assets	244	188	484	364
Interest on cash and cash equivalents	21	17	44	32
Operating leases	363	374	724	756
Total financing revenue and other interest income	2,491	2,232	4,924	4,348
Interest expense
Interest on deposits	651	399	1,243	750
Interest on short-term borrowings	37	40	81	72
Interest on long-term debt	407	434	826	845
Total interest expense	1,095	873	2,150	1,667
Net depreciation expense on operating lease assets	239	265	485	538
Net financing revenue and other interest income	1,157	1,094	2,289	2,143
Other revenue
Insurance premiums and service revenue earned	261	239	522	495
Gain on mortgage and automotive loans, net	2	1	12	2
Other gain on investments, net	39	27	147	15
Other income, net of losses	93	97	180	206
Total other revenue	395	364	861	718
Total net revenue	1,552	1,458	3,150	2,861
Provision for loan losses	177	158	459	419
Noninterest expense
Compensation and benefits expense	296	292	614	598
Insurance losses and loss adjustment expenses	127	101	186	164
Other operating expenses	458	446	911	891
Total noninterest expense	881	839	1,711	1,653
Income from continuing operations before income tax (benefit) expense	494	461	980	789
Income tax (benefit) expense from continuing operations	(90)	113	21	189
Net income from continuing operations	584	348	959	600
(Loss) income from discontinued operations, net of tax	(2)	1	(3)	(1)
Net income	582	349	956	599
Other comprehensive income (loss), net of tax	309	(70)	615	(398)
Comprehensive income	$891	$279	$1,571	$201
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
(in dollars) (a)	2019	2018	2019	2018
Basic earnings per common share
Net income from continuing operations	$1.47	$0.81	$2.39	$1.38
Loss from discontinued operations, net of tax	—	—	(0.01)	—
Net income	$1.46	$0.81	$2.39	$1.38
Diluted earnings per common share
Net income from continuing operations	$1.46	$0.80	$2.38	$1.38
Loss from discontinued operations, net of tax	—	—	(0.01)	—
Net income	$1.46	$0.81	$2.37	$1.37
Cash dividends declared per common share	$0.17	$0.13	$0.34	$0.26

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 15 for additional earnings per share information. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents
Noninterest-bearing	$659	$810
Interest-bearing	2,904	3,727
Total cash and cash equivalents	3,563	4,537
Equity securities	591	773
Available-for-sale securities (refer to Note 6 for discussion of investment securities pledged as collateral)	28,688	25,303
Held-to-maturity securities (fair value of $2,499 and $2,307)	2,461	2,362
Loans held-for-sale, net	275	314
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	129,210	129,926
Allowance for loan losses	(1,282)	(1,242)
Total finance receivables and loans, net	127,928	128,684
Investment in operating leases, net	8,407	8,417
Premiums receivable and other insurance assets	2,460	2,326
Other assets	6,075	6,153
Total assets	$180,448	$178,869
Liabilities
Deposit liabilities
Noninterest-bearing	$162	$142
Interest-bearing	116,163	106,036
Total deposit liabilities	116,325	106,178
Short-term borrowings	6,519	9,987
Long-term debt	37,466	44,193
Interest payable	744	523
Unearned insurance premiums and service revenue	3,171	3,044
Accrued expenses and other liabilities	1,907	1,676
Total liabilities	166,132	165,601
Contingencies (refer to Note 23)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 496,560,246 and 492,797,409; and outstanding 392,775,052 and 404,899,599)	21,403	21,345
Accumulated deficit	(4,682)	(5,489)
Accumulated other comprehensive income (loss)	84	(539)
Treasury stock, at cost (103,785,194 and 87,897,810 shares)	(2,489)	(2,049)
Total equity	14,316	13,268
Total liabilities and equity	$180,448	$178,869
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

($ in millions)	June 30, 2019	December 31, 2018
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$16,101	$18,086
Allowance for loan losses	(98)	(114)
Total finance receivables and loans, net	16,003	17,972
Investment in operating leases, net	90	164
Other assets	614	767
Total assets	$16,707	$18,903
Liabilities
Long-term debt	$9,030	$10,482
Accrued expenses and other liabilities	11	12
Total liabilities	$9,041	$10,494
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,
($ in millions)	Common stock and paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock	Total equity
Balance at April 1, 2018	$21,273	$(6,318)	$(578)	$(1,295)	$13,082
Net income		349			349
Share-based compensation	30				30
Other comprehensive loss			(70)		(70)
Common stock repurchases				(195)	(195)
Common stock dividends ($0.13 per share)		(57)			(57)
Balance at June 30, 2018	$21,303	$(6,026)	$(648)	$(1,490)	$13,139
Balance at April 1, 2019	$21,379	$(5,195)	$(225)	$(2,260)	$13,699
Net income		582			582
Share-based compensation	24				24
Other comprehensive income			309		309
Common stock repurchases				(229)	(229)
Common stock dividends ($0.17 per share)		(69)			(69)
Balance at June 30, 2019	$21,403	$(4,682)	$84	$(2,489)	$14,316

	Six months ended June 30,
($ in millions)	Common stock and paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock	Total equity
Balance at December 31, 2017	$21,245	$(6,406)	$(235)	$(1,110)	$13,494
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2014-09		(126)			(126)
Adoption of Accounting Standards Update 2016-01		(20)	27		7
Adoption of Accounting Standards Update 2018-02		42	(42)		—
Balance at January 1, 2018	$21,245	$(6,510)	$(250)	$(1,110)	$13,375
Net income		599			599
Share-based compensation	58				58
Other comprehensive loss			(398)		(398)
Common stock repurchases				(380)	(380)
Common stock dividends ($0.26 per share)		(115)			(115)
Balance at June 30, 2018	$21,303	$(6,026)	$(648)	$(1,490)	$13,139
Balance at December 31, 2018	$21,345	$(5,489)	$(539)	$(2,049)	$13,268
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2017-08		(10)	8		(2)
Balance at January 1, 2019	$21,345	$(5,499)	$(531)	$(2,049)	$13,266
Net income		956			956
Share-based compensation	58				58
Other comprehensive income			615		615
Common stock repurchases				(440)	(440)
Common stock dividends ($0.34 per share)		(139)			(139)
Balance at June 30, 2019	$21,403	$(4,682)	$84	$(2,489)	$14,316

(a)	Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2019	2018
Operating activities
Net income	$956	$599
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	752	865
Provision for loan losses	459	419
Gain on mortgage and automotive loans, net	(12)	(2)
Other gain on investments, net	(147)	(15)
Originations and purchases of loans held-for-sale	(528)	(730)
Proceeds from sales and repayments of loans held-for-sale	335	512
Net change in
Deferred income taxes	1	192
Interest payable	221	193
Other assets	(21)	(25)
Other liabilities	(114)	(24)
Other, net	(58)	25
Net cash provided by operating activities	1,844	2,009
Investing activities
Purchases of equity securities	(210)	(500)
Proceeds from sales of equity securities	511	535
Purchases of available-for-sale securities	(7,018)	(4,094)
Proceeds from sales of available-for-sale securities	2,568	390
Proceeds from repayments of available-for-sale securities	1,805	1,621
Purchases of held-to-maturity securities	(268)	(316)
Proceeds from repayments of held-to-maturity securities	107	72
Purchases of finance receivables and loans held-for-investment	(2,386)	(2,611)
Proceeds from sales of finance receivables and loans initially held-for-investment	159	—
Originations and repayments of finance receivables and loans held-for-investment and other, net	2,769	(638)
Purchases of operating lease assets	(1,769)	(2,107)
Disposals of operating lease assets	1,321	1,763
Net change in nonmarketable equity investments	113	(46)
Other, net	(209)	(186)
Net cash used in investing activities	(2,507)	(6,117)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2019	2018
Financing activities
Net change in short-term borrowings	(3,468)	(4,305)
Net increase in deposits	10,133	5,441
Proceeds from issuance of long-term debt	4,590	12,940
Repayments of long-term debt	(11,372)	(9,800)
Repurchase of common stock	(440)	(380)
Dividends paid	(139)	(115)
Net cash (used in) provided by financing activities	(696)	3,781
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	3	(3)
Net decrease in cash and cash equivalents and restricted cash	(1,356)	(330)
Cash and cash equivalents and restricted cash at beginning of year	5,626	5,269
Cash and cash equivalents and restricted cash at June 30,	$4,270	$4,939
Supplemental disclosures
Cash paid for
Interest	$1,884	$1,455
Income taxes	24	17
Noncash items
Loans held-for-sale transferred to finance receivables and loans held-for-investment	125	—
Finance receivables and loans held-for-investment transferred to loans held-for-sale	20	—
Other disclosures
Proceeds from repayments of mortgage loans held-for-investment originally designated as held-for-sale	7	12

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

June 30, ($ in millions)	2019	2018
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$3,563	$3,924
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	707	1,015
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$4,270	$4,939

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 10 for additional details describing the nature of restricted cash balances.
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
The Condensed Consolidated Financial Statements at June 30, 2019, and for the three months and six months ended June 30, 2019, and 2018, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed on February 20, 2019, with the U.S. Securities and Exchange Commission (SEC).
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Recently Adopted Accounting Standards
Leases (ASU 2016-02)
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02. The amendments in this update primarily replaced the existing accounting requirements for operating leases for lessees. Lessee accounting requirements for finance leases (previously referred to as capital leases) and lessor accounting requirements for operating leases and sales type and direct financing leases were largely unchanged. The amendments require the lessee of an operating lease to record a balance sheet gross-up upon lease commencement by recognizing a ROU asset and lease liability equal to the present value of the lease payments. The ROU asset and lease liability should be derecognized in a manner that effectively yields a straight line lease expense over the lease term. In addition to the changes to the lessee operating lease accounting requirements, the amendments also changed the types of costs that can be capitalized related to a lease agreement for both lessees and lessors. The amendments also require additional disclosures for all lease types for both lessees and lessors. The FASB issued additional ASUs to clarify the guidance and provide certain practical expedients and an additional transition option. We adopted ASU 2016-02 and the subsequent ASUs that modified ASU 2016-02 (collectively, the amendments) on January 1, 2019. This includes the early adoption of ASU 2019-01, which was issued in March 2019 to amend certain provisions included in ASU 2016-02.
We adopted this guidance using the modified retrospective approach on January 1, 2019, and have not adjusted prior period comparative information and will continue to disclose prior period financial information in accordance with the previous lease accounting guidance. We have elected certain practical expedients permitted within the amendments that allowed us to not reassess (i) current lease classifications, (ii) whether existing contracts meet the definition of a lease under the amendments to the lease guidance, and (iii) whether current initial direct costs meet the new criteria for capitalization, for all existing leases as of the adoption date. We made an accounting policy election to calculate the impact of adoption using the remaining minimum lease payments and remaining lease term for each contract that was identified as a lease, discounted at our incremental borrowing rate as of the adoption date. The adoption of the amendments resulted in a ROU asset of approximately $161 million from operating leases for our various corporate facilities, a $29 million reduction to accrued expenses and other liabilities for accrued rent and unamortized tenant improvement allowances, and a lease liability of approximately $190 million. The adoption did not change our previously reported Condensed Consolidated Statements of Comprehensive Income and did not result in a cumulative catch-up adjustment to opening retained earnings.
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
Recently Issued Accounting Standards
Financial Instruments—Credit Losses (ASU 2016-13)
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (CECL). The amendments in this update introduce a new accounting model to measure credit losses for financial assets measured at amortized cost. The FASB has also issued additional ASUs to clarify the scope and provide additional guidance for ASU 2016-13. Credit losses for financial assets measured at amortized cost should be determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. In effect, the financial asset or group of financial assets should be presented at the net amount expected to be collected. Credit losses will no longer be recorded under the current incurred loss model for financial assets measured at amortized cost. The amendments also modify the accounting for available-for-sale debt securities whereby credit losses will be recorded through an allowance for credit losses rather than a write-down to the security’s cost basis, which allows for reversals of credit losses when estimated credit losses decline. Credit losses for available-for-sale debt securities should be measured in a manner similar to current GAAP. The amendments are effective on January 1, 2020, and must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption as required.
The new accounting model for credit losses represents a significant departure from existing GAAP, and will materially increase the allowance for credit losses on our finance receivables and loans, with a resulting negative adjustment to retained earnings. We expect that our consumer automotive loan portfolio will generate the majority of this increase. The amount of the change in the allowance for credit losses will also be impacted by the composition of our portfolio at the adoption date, as well as economic conditions and forecasts at that time. While the standard modifies the measurement of the allowance for credit losses, it does not alter the credit risk of our loan portfolios. Additionally, we currently expect to phase in the day-one impact of CECL into regulatory capital over a period of three years, as further described in Note 16. Management created a cross-functional working group to govern the implementation of these amendments, including consideration of model development, data integrity, technology, reporting and disclosure requirements, key accounting interpretations, control environment, and corporate governance. We are in the process of validating and testing the models and procedures that will be used to calculate the credit loss reserves in accordance with these amendments. We performed limited parallel runs during the first two quarters of 2019, and will continue to refine and enhance our estimation process with additional parallel testing throughout 2019. Additionally, we do not

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

expect a material allowance for credit losses on our debt securities as a result of the standard based upon the current composition of our portfolio.
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
The following tables present a disaggregated view of our revenue from contracts with customers included in other revenue that falls within the scope of the revenue recognition principles of ASC 606, Revenue from Contracts with Customers. For further information regarding our revenue recognition policies and details about the nature of our respective revenue streams, refer to Note 1 and Note 3 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2019
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$134	$—	$—	$—	$134
Remarketing fee income	19	—	—	—	—	19
Brokerage commissions and other revenue	—	—	—	—	17	17
Deposit account and other banking fees	—	—	—	—	4	4
Brokered/agent commissions	—	4	—	—	—	4
Other	5	—	—	—	—	5
Total revenue from contracts with customers	24	138	—	—	21	183
All other revenue	37	148	4	10	13	212
Total other revenue (d)	$61	$286	$4	$10	$34	$395
2018
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$125	$—	$—	$—	$125
Remarketing fee income	21	—	—	—	—	21
Brokerage commissions and other revenue	—	—	—	—	15	15
Brokered/agent commissions	—	4	—	—	—	4
Deposit account and other banking fees	—	—	—	—	3	3
Other	4	—	—	—	—	4
Total revenue from contracts with customers	25	129	—	—	18	172
All other revenue	38	137	2	14	1	192
Total other revenue (d)	$63	$266	$2	$14	$19	$364

(a)
We had opening balances of $2.7 billion and $2.5 billion in unearned revenue associated with outstanding contracts at April 1, 2019, and April 1, 2018, respectively, and $202 million and $195 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended June 30, 2019, and June 30, 2018, respectively.

(b)
At June 30, 2019, we had unearned revenue of $2.8 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $380 million during the remainder of 2019, $705 million in 2020, $605 million in 2021, $473 million in 2022, and $595 million thereafter. At June 30, 2018, we had unearned revenue of $2.6 billion associated with outstanding contracts.

(c)
We had deferred insurance assets of $1.6 billion at both April 1, 2019, and June 30, 2019, and recognized $114 million of expense during the three months ended June 30, 2019. We had deferred insurance assets of $1.4 billion and $1.5 billion at April 1, 2018, and June 30, 2018, respectively, and recognized $106 million of expense during the three months ended June 30, 2018.

(d)	Represents a component of total net revenue. Refer to Note 21 for further information on our reportable operating segments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2019
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$265	$—	$—	$—	$265
Remarketing fee income	37	—	—	—	—	37
Brokerage commissions and other revenue	—	—	—	—	34	34
Deposit account and other banking fees	—	—	—	—	9	9
Brokered/agent commissions	—	7	—	—	—	7
Other	10	—	—	—	—	10
Total revenue from contracts with customers	47	272	—	—	43	362
All other revenue	82	374	6	21	16	499
Total other revenue (c)	$129	$646	$6	$21	$59	$861
2018
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$248	$—	$—	$—	$248
Remarketing fee income	44	—	—	—	—	44
Brokerage commissions and other revenue	—	—	—	—	31	31
Brokered/agent commissions	—	8	—	—	—	8
Deposit account and other banking fees	—	—	—	—	6	6
Other	6	1	—	—	—	7
Total revenue from contracts with customers	50	257	—	—	37	344
All other revenue	79	255	3	22	15	374
Total other revenue (c)	$129	$512	$3	$22	$52	$718

(a)
We had opening balances of $2.6 billion and $2.5 billion in unearned revenue associated with outstanding contracts at January 1, 2019, and January 1, 2018, respectively, and $401 million and $389 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the six months ended June 30, 2019, and June 30, 2018, respectively.

(b)
We had deferred insurance assets of $1.5 billion and $1.6 billion at January 1, 2019, and June 30, 2019, respectively, and recognized $225 million of expense during the six months ended June 30, 2019. We had deferred insurance assets of $1.4 billion and $1.5 billion at January 1, 2018, and June 30, 2018, respectively, and recognized $209 million of expense during the six months ended June 30, 2018.

(c)	Represents a component of total net revenue. Refer to Note 21 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $23 million and $38 million for the three months and six months ended June 30, 2019, respectively, and $16 million and $34 million for the three months and six months ended, June 30, 2018, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income.
3.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Late charges and other administrative fees	$28	$25	$57	$54
Remarketing fees	19	21	37	44
Income from equity-method investments	8	7	12	13
Servicing fees	4	8	10	16
Other, net	34	36	64	79
Total other income, net of losses	$93	$97	$180	$206

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

4.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2019	2018
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$134	$140
Less: Reinsurance recoverable	96	108
Net reserves for insurance losses and loss adjustment expenses at January 1,	38	32
Net insurance losses and loss adjustment expenses incurred related to:
Current year	186	159
Prior years (a)	—	5
Total net insurance losses and loss adjustment expenses incurred	186	164
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(134)	(121)
Prior years	(27)	(26)
Total net insurance losses and loss adjustment expenses paid or payable	(161)	(147)
Net reserves for insurance losses and loss adjustment expenses at June 30,	63	49
Plus: Reinsurance recoverable	90	100
Total gross reserves for insurance losses and loss adjustment expenses at June 30,	$153	$149

(a)	There have been no material adverse changes to the reserve for prior years.
5.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Insurance commissions	$117	$109	$231	$219
Technology and communications	73	74	150	145
Advertising and marketing	35	29	83	68
Lease and loan administration	43	40	82	82
Professional services	30	35	59	67
Regulatory and licensing fees	28	35	56	65
Vehicle remarketing and repossession	25	26	52	58
Premises and equipment depreciation	25	22	47	42
Occupancy	16	11	29	22
Non-income taxes	11	6	20	14
Amortization of intangible assets	3	3	6	6
Other	52	56	96	103
Total other operating expenses	$458	$446	$911	$891

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

6.    Investment Securities
Our investment portfolio includes various debt and equity securities. Our debt securities, which are classified as available-for-sale or held-to-maturity, include government securities, corporate bonds, asset-backed securities, and mortgage-backed securities. The cost, fair value, and gross unrealized gains and losses on available-for-sale and held-to-maturity debt securities were as follows.

	June 30, 2019				December 31, 2018
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,023	$7	$(12)	$2,018	$1,911	$—	$(60)	$1,851
U.S. States and political subdivisions	585	13	—	598	816	3	(17)	802
Foreign government	146	3	—	149	145	1	(1)	145
Agency mortgage-backed residential	18,971	191	(62)	19,100	17,486	47	(395)	17,138
Mortgage-backed residential	2,927	18	(11)	2,934	2,796	1	(111)	2,686
Agency mortgage-backed commercial	1,303	48	—	1,351	3	—	—	3
Mortgage-backed commercial	712	2	(1)	713	715	1	(2)	714
Asset-backed	473	4	—	477	723	2	(2)	723
Corporate debt	1,326	25	(3)	1,348	1,286	1	(46)	1,241
Total available-for-sale securities (a) (b) (c)	$28,466	$311	$(89)	$28,688	$25,881	$56	$(634)	$25,303
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential (d)	$2,430	$41	$(3)	$2,468	$2,319	$6	$(61)	$2,264
Asset-backed retained notes	31	—	—	31	43	—	—	43
Total held-to-maturity securities	$2,461	$41	$(3)	$2,499	$2,362	$6	$(61)	$2,307

(a)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million at both June 30, 2019, and December 31, 2018, respectively.

(b)	Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 17 for additional information.

(c)
Available-for-sale securities with a fair value of $4.4 billion and $9.2 billion at June 30, 2019, and December 31, 2018, respectively, were pledged to secure advances from the Federal Home Loan Bank (FHLB), short-term borrowings or repurchase agreements, or for other purposes as required by contractual obligation or law. Under these agreements, we have granted the counterparty the right to sell or pledge $615 million and $821 million of the underlying investment securities at June 30, 2019, and December 31, 2018, respectively.

(d)	Held-to-maturity securities with a fair value of $1.3 billion and $1.2 billion at June 30, 2019, and December 31, 2018, respectively, were pledged to secure advances from the FHLB.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of debt securities outstanding is summarized in the following tables. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2019
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,018	1.7%	$73	2.0%	$1,430	1.6%	$515	1.8%	$—	—%
U.S. States and political subdivisions	598	3.1	33	3.3	47	2.3	153	2.8	365	3.4
Foreign government	149	2.3	4	1.2	67	2.2	78	2.4	—	—
Agency mortgage-backed residential	19,100	3.4	—	—	—	—	50	1.9	19,050	3.4
Mortgage-backed residential	2,934	3.3	—	—	—	—	—	—	2,934	3.3
Agency mortgage-backed commercial	1,351	3.1	—	—	3	3.2	932	3.1	416	3.1
Mortgage-backed commercial	713	3.7	—	—	—	—	36	3.9	677	3.7
Asset-backed	477	3.4	—	—	328	3.4	74	3.9	75	3.1
Corporate debt	1,348	3.2	143	3.0	549	3.0	634	3.4	22	5.6
Total available-for-sale securities	$28,688	3.2	$253	2.7	$2,424	2.2	$2,472	2.9	$23,539	3.4
Amortized cost of available-for-sale securities	$28,466		$253		$2,420		$2,412		$23,381
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$2,430	3.2%	$—	—%	$—	—%	$—	—%	$2,430	3.2%
Asset-backed retained notes	31	3.1	—	—	31	2.1	—	—	—	—
Total held-to-maturity securities	$2,461	3.2	$—	—	$31	2.1	$—	—	$2,430	3.2
December 31, 2018
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$1,851	1.9%	$12	1.0%	$1,277	1.8%	$562	2.0%	$—	—%
U.S. States and political subdivisions	802	3.0	49	1.9	43	2.3	252	2.6	458	3.4
Foreign government	145	2.4	18	3.1	60	2.3	67	2.4	—	—
Agency mortgage-backed residential	17,138	3.3	—	—	—	—	54	1.9	17,084	3.3
Mortgage-backed residential	2,686	3.3	—	—	—	—	—	—	2,686	3.3
Agency mortgage-backed commercial	3	3.1	—	—	3	3.1	—	—	—	—
Mortgage-backed commercial	714	3.8	—	—	—	—	46	3.9	668	3.8
Asset-backed	723	3.5	—	—	478	3.4	121	4.0	124	3.3
Corporate debt	1,241	3.1	144	2.8	496	2.9	581	3.3	20	5.5
Total available-for-sale securities	$25,303	3.2	$223	2.6	$2,357	2.4	$1,683	2.8	$21,040	3.3
Amortized cost of available-for-sale securities	$25,881		$224		$2,405		$1,743		$21,509
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$2,319	3.2%	$—	—%	$—	—%	$—	—%	$2,319	3.2%
Asset-backed retained notes	43	2.0	—	—	42	2.0	1	3.3	—	—
Total held-to-maturity securities	$2,362	3.2	$—	—	$42	2.0	$1	3.3	$2,319	3.2

(a)
Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.

The balances of cash equivalents were $129 million and $35 million at June 30, 2019, and December 31, 2018, respectively, and were composed primarily of money-market accounts and short-term securities, including U.S. Treasury bills.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents interest and dividends on investment securities.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Taxable interest	$220	$164	$434	$318
Taxable dividends	3	3	6	6
Interest and dividends exempt from U.S. federal income tax	4	6	9	12
Interest and dividends on investment securities	$227	$173	$449	$336

The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period. There were no other-than-temporary impairments of available-for-sale securities for the periods presented.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Available-for-sale securities
Gross realized gains	$24	$1	$34	$7
Gross realized losses (a)	—	—	(1)	—
Net realized gains on available-for-sale securities	24	1	33	7
Net realized gain on equity securities	10	18	39	40
Net unrealized gain (loss) on equity securities	5	8	75	(32)
Other gain on investments, net	$39	$27	$147	$15

(a)
Certain available-for-sale securities were sold at a loss during the three months and six months ended June 30, 2019, and June 30, 2018, as a result of market conditions within these periods (e.g., a downgrade in the rating of a debt security) or a loss was realized based on corporate actions outside of our control (such as a call by the issuer). Any such sales were made in accordance with our risk-management policies and practices.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The table below summarizes available-for-sale and held-to-maturity securities in an unrealized loss position, which we evaluated for other than temporary impairment. For additional information on our methodology, refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K. As of June 30, 2019, we did not have the intent to sell the available-for-sale or held-to-maturity securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result of this evaluation, we believe that the securities with an unrealized loss position are not considered to be other-than-temporarily impaired at June 30, 2019.

	June 30, 2019				December 31, 2018
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$—	$—	$1,532	$(12)	$31	$—	$1,758	$(60)
U.S. States and political subdivisions	—	—	46	—	259	(3)	317	(14)
Foreign government	5	—	8	—	6	—	74	(1)
Agency mortgage-backed residential	1,033	(1)	5,713	(61)	5,537	(94)	7,808	(301)
Mortgage-backed residential	26	—	1,235	(11)	1,024	(20)	1,360	(91)
Agency mortgage-backed commercial	10	—	—	—	—	—	—	—
Mortgage-backed commercial	280	(1)	—	—	347	(1)	36	(1)
Asset-backed	6	—	75	—	294	(1)	124	(1)
Corporate debt	35	—	256	(3)	576	(19)	569	(27)
Total temporarily impaired available-for-sale securities	$1,395	$(2)	$8,865	$(87)	$8,074	$(138)	$12,046	$(496)
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$447	$(3)	$—	$—	$457	$(6)	$1,376	$(55)
Asset-backed retained notes	11	—	—	—	16	—	19	—
Total held-to-maturity debt securities	$458	$(3)	$—	$—	$473	$(6)	$1,395	$(55)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

7.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at gross carrying value was as follows.

($ in millions)	June 30, 2019	December 31, 2018
Consumer automotive (a)	$72,898	$70,539
Consumer mortgage
Mortgage Finance (b)	16,485	15,155
Mortgage — Legacy (c)	1,315	1,546
Total consumer mortgage	17,800	16,701
Total consumer	90,698	87,240
Commercial
Commercial and industrial
Automotive	29,382	33,672
Other	4,353	4,205
Commercial real estate	4,777	4,809
Total commercial	38,512	42,686
Total finance receivables and loans (d)	$129,210	$129,926

(a)	Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 17 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $12 million and $18 million at June 30, 2019, and December 31, 2018, respectively, 34% of which are expected to start principal amortization in 2019, and 41% in 2020. The remainder of these loans have exited the interest-only period.

(c)	Includes loans originated as interest-only mortgage loans of $263 million and $341 million at June 30, 2019, and December 31, 2018, respectively, of which 99% have exited the interest-only period.

(d)	Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $577 million and $587 million at June 30, 2019, and December 31, 2018, respectively.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended June 30, 2019 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at April 1, 2019	$1,070	$52	$166	$1,288
Charge-offs (a)	(301)	(5)	(12)	(318)
Recoveries	129	7	—	136
Net charge-offs	(172)	2	(12)	(182)
Provision for loan losses	180	(5)	2	177
Other	—	—	(1)	(1)
Allowance at June 30, 2019	$1,078	$49	$155	$1,282

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2019 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2019	$1,048	$53	$141	$1,242
Charge-offs (a)	(653)	(8)	(17)	(678)
Recoveries	247	12	—	259
Net charge-offs	(406)	4	(17)	(419)
Provision for loan losses	437	(8)	30	459
Other	(1)	—	1	—
Allowance at June 30, 2019	$1,078	$49	$155	$1,282
Allowance for loan losses at June 30, 2019
Individually evaluated for impairment	$42	$20	$49	$111
Collectively evaluated for impairment	1,036	29	106	1,171
Finance receivables and loans at gross carrying value
Ending balance	$72,898	$17,800	$38,512	$129,210
Individually evaluated for impairment	496	220	196	912
Collectively evaluated for impairment	72,402	17,580	38,316	128,298

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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Consumer automotive	$—	$—	$20	$—
Consumer mortgage	—	4	—	5
Total sales and transfers (a)	$—	$4	$20	$5

(a)
During the six months ended June 30, 2019, we also sold $131 million of loans held-for-sale that were initially classified as finance receivables and loans held-for-investment, and transferred $79 million of finance receivables from held-for-sale to held-for-investment, both relating to equipment finance receivables from our commercial automotive business.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about significant purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Consumer automotive	$218	$233	$317	$401
Consumer mortgage	678	852	1,913	2,147
Commercial	3	—	3	—
Total purchases of finance receivables and loans	$899	$1,085	$2,233	$2,548

The following table presents an analysis of our past-due finance receivables and loans recorded at gross carrying value.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
June 30, 2019
Consumer automotive	$1,802	$444	$273	$2,519	$70,379	$72,898
Consumer mortgage
Mortgage Finance	77	9	9	95	16,390	16,485
Mortgage — Legacy	32	13	30	75	1,240	1,315
Total consumer mortgage	109	22	39	170	17,630	17,800
Total consumer	1,911	466	312	2,689	88,009	90,698
Commercial
Commercial and industrial
Automotive	3	—	67	70	29,312	29,382
Other	—	—	2	2	4,351	4,353
Commercial real estate	—	—	4	4	4,773	4,777
Total commercial	3	—	73	76	38,436	38,512
Total consumer and commercial	$1,914	$466	$385	$2,765	$126,445	$129,210
December 31, 2018
Consumer automotive	$2,107	$537	$296	$2,940	$67,599	$70,539
Consumer mortgage
Mortgage Finance	67	5	4	76	15,079	15,155
Mortgage — Legacy	30	10	42	82	1,464	1,546
Total consumer mortgage	97	15	46	158	16,543	16,701
Total consumer	2,204	552	342	3,098	84,142	87,240
Commercial
Commercial and industrial
Automotive	—	1	31	32	33,640	33,672
Other	—	4	16	20	4,185	4,205
Commercial real estate	—	—	1	1	4,808	4,809
Total commercial	—	5	48	53	42,633	42,686
Total consumer and commercial	$2,204	$557	$390	$3,151	$126,775	$129,926

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the gross carrying value of our finance receivables and loans on nonaccrual status.

($ in millions)	June 30, 2019	December 31, 2018
Consumer automotive	$642	$664
Consumer mortgage
Mortgage Finance	12	9
Mortgage — Legacy	53	70
Total consumer mortgage	65	79
Total consumer	707	743
Commercial
Commercial and industrial
Automotive	89	203
Other	101	142
Commercial real estate	6	4
Total commercial	196	349
Total consumer and commercial finance receivables and loans	$903	$1,092

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

	June 30, 2019			December 31, 2018
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$72,256	$642	$72,898	$69,875	$664	$70,539
Consumer mortgage
Mortgage Finance	16,473	12	16,485	15,146	9	15,155
Mortgage — Legacy	1,262	53	1,315	1,476	70	1,546
Total consumer mortgage	17,735	65	17,800	16,622	79	16,701
Total consumer	$89,991	$707	$90,698	$86,497	$743	$87,240

The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at gross carrying value.

	June 30, 2019			December 31, 2018
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial and industrial
Automotive	$26,629	$2,753	$29,382	$30,799	$2,873	$33,672
Other	3,580	773	4,353	3,373	832	4,205
Commercial real estate	4,517	260	4,777	4,538	271	4,809
Total commercial	$34,726	$3,786	$38,512	$38,710	$3,976	$42,686

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
The following table presents information about our impaired finance receivables and loans.

($ in millions)	Unpaid principal balance (a)	Gross carrying value	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
June 30, 2019
Consumer automotive	$506	$496	$101	$395	$42
Consumer mortgage
Mortgage Finance	14	14	6	8	—
Mortgage — Legacy	211	206	65	141	20
Total consumer mortgage	225	220	71	149	20
Total consumer	731	716	172	544	62
Commercial
Commercial and industrial
Automotive	89	89	18	71	19
Other	122	101	55	46	30
Commercial real estate	6	6	6	—	—
Total commercial	217	196	79	117	49
Total consumer and commercial finance receivables and loans	$948	$912	$251	$661	$111
December 31, 2018
Consumer automotive	$503	$495	$105	$390	$44
Consumer mortgage
Mortgage Finance	15	15	6	9	1
Mortgage — Legacy	221	216	65	151	22
Total consumer mortgage	236	231	71	160	23
Total consumer	739	726	176	550	67
Commercial
Commercial and industrial
Automotive	203	203	112	91	10
Other	159	142	40	102	46
Commercial real estate	4	4	4	—	—
Total commercial	366	349	156	193	56
Total consumer and commercial finance receivables and loans	$1,105	$1,075	$332	$743	$123

(a)	Adjusted for charge-offs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present average balance and interest income for our impaired finance receivables and loans.

	2019		2018
Three months ended June 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$498	$9	$472	$7
Consumer mortgage
Mortgage Finance	14	—	9	—
Mortgage — Legacy	209	2	219	3
Total consumer mortgage	223	2	228	3
Total consumer	721	11	700	10
Commercial
Commercial and industrial
Automotive	113	—	78	1
Other	108	—	82	—
Commercial real estate	6	—	5	—
Total commercial	227	—	165	1
Total consumer and commercial finance receivables and loans	$948	$11	$865	$11

	2019		2018
Six months ended June 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$498	$17	$462	$14
Consumer mortgage
Mortgage Finance	15	—	9	—
Mortgage — Legacy	211	5	220	5
Total consumer mortgage	226	5	229	5
Total consumer	724	22	691	19
Commercial
Commercial and industrial
Automotive	143	1	61	2
Other	117	—	66	—
Commercial real estate	6	—	4	—
Total commercial	266	1	131	2
Total consumer and commercial finance receivables and loans	$990	$23	$822	$21
Troubled Debt Restructurings
Troubled Debt Restructurings (TDRs) are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For consumer automotive loans, we may offer several types of assistance to aid our customers, including payment extensions and rewrites of the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at gross carrying value were $818 million and $812 million at June 30, 2019, and December 31, 2018, respectively.
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $15 million and $4 million at June 30, 2019, and December 31, 2018, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present information related to finance receivables and loans recorded at gross carrying value modified in connection with a TDR during the period.

	2019			2018
Three months ended June 30, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	5,598	$96	$85	5,898	$107	$93
Consumer mortgage
Mortgage Finance	2	—	—	7	2	2
Mortgage — Legacy	18	3	3	27	6	7
Total consumer mortgage	20	3	3	34	8	9
Total consumer	5,618	99	88	5,932	115	102
Commercial
Commercial and industrial
Automotive	—	—	—	3	4	4
Other	1	22	6	2	55	51
Total commercial	1	22	6	5	59	55
Total consumer and commercial finance receivables and loans	5,619	$121	$94	5,937	$174	$157

	2019			2018
Six months ended June 30, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	13,025	$225	$196	12,940	$235	$203
Consumer mortgage
Mortgage Finance	3	—	—	8	3	3
Mortgage — Legacy	38	6	6	89	16	16
Total consumer mortgage	41	6	6	97	19	19
Total consumer	13,066	231	202	13,037	254	222
Commercial
Commercial and industrial
Automotive	6	41	41	3	4	4
Other	1	22	6	2	55	51
Total commercial	7	63	47	5	59	55
Total consumer and commercial finance receivables and loans	13,073	$294	$249	13,042	$313	$277

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

	2019			2018
Three months ended June 30, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	1,752	$20	$12	2,425	$29	$17
Consumer mortgage
Mortgage — Legacy	—	—	—	1	—	—
Total consumer finance receivables and loans	1,752	$20	$12	2,426	$29	$17

	2019			2018
Six months ended June 30, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	3,961	$46	$28	4,751	$57	$35
Consumer mortgage
Mortgage — Legacy	—	—	—	1	—	—
Total consumer finance receivables and loans	3,961	$46	$28	4,752	$57	$35

8.    Leasing
On January 1, 2019, we adopted the amendments to the lease accounting principles. Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
Ally as the Lessee
We have operating leases for our corporate facilities, which have remaining lease terms of 3 months to 13 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend the leases for periods that range from 1 to 15 years. Some of those lease agreements also include options to terminate the leases in periods that range from 2 to 5 years after the commencement of the leases. We have not included any of these term extensions or termination provisions in our estimates of the lease term, as we do not consider it reasonably certain that the options will be exercised. Our property-lease agreements contain a lease component, which includes the right to use the real estate, and non-lease components, which include utilities and common area maintenance services. Lease components are accounted for under the ASC Topic on Leases, while non-lease components are accounted for under other GAAP Topics. We elected the practical expedient to account for the lease and non-lease components for property leases as a single lease component. Additional variable-rent payments made during the lease term are not based on a rate or index and are excluded from the calculations of ROU assets and lease liabilities and recognized as a component of variable lease expense as incurred.
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
The following table details our total investment in operating leases.

($ in millions)	June 30, 2019	January 1, 2019 (a)
Assets
Operating lease right-of-use assets (b)	$172	$161
Liabilities
Operating lease liabilities (c)	$200	$190

(a)	Date of adoption.

(b)	Included in other assets on our Condensed Consolidated Balance Sheet.

(c)	Included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

During the three months and six months ended June 30, 2019, we paid $13 million and $25 million, respectively, in cash for amounts included in the measurement of lease liabilities at June 30, 2019. This amount is included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the six months ended June 30, 2019, we obtained $34 million of ROU assets in exchange for new operating lease liabilities. As of June 30, 2019, the weighted-average remaining lease term of our operating lease portfolio was 7 years, and the weighted-average discount rate was 2.97%.
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of June 30, 2019, and that have noncancellable lease terms expiring after June 30, 2019.

($ in millions)
2019	$25
2020	48
2021	37
2022	25
2023	16
2024 and thereafter	71
Total undiscounted cash flows	222
Difference between undiscounted cash flows and discounted cash flows	(22)
Total lease liability	$200

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

Year ended December 31, ($ in millions)
2019	$48
2020	47
2021	46
2022	37
2023	31
2024 and thereafter	294
Total minimum payments required	$503

The following table details the components of total net operating lease expense.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Operating lease expense	$12	$11	$23	$21
Variable lease expense	2	1	4	3
Total lease expense, net (a)	$14	$12	$27	$24

(a) Included in other operating expenses in our Condensed Consolidated Statement of Comprehensive Income
Ally as the Lessor
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
When we acquire a consumer operating lease, we assume ownership of the vehicle from the dealer. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used-vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. Periodically, we revise the projected value of the leased vehicle at termination based on current market conditions and adjust depreciation expense if necessary over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of June 30, 2019, consumer operating leases with a carrying value, net of accumulated depreciation, of $366 million were covered by a residual value guarantee of 15% of the manufacturer’s suggested retail price.
The following table details our investment in operating leases.

($ in millions)	June 30, 2019	December 31, 2018
Vehicles	$9,961	$9,995
Accumulated depreciation	(1,554)	(1,578)
Investment in operating leases, net	$8,407	$8,417

The following table presents future minimum rental payments we have the right to receive under operating leases with noncancellable lease terms expiring after June 30, 2019.

($ in millions)
2019	$726
2020	1,062
2021	536
2022	129
2023	16
2024 and thereafter	1
Total lease payments from operating leases	$2,470

We recognized $363 million and $724 million, and $374 million and $756 million in operating lease revenue for the three months and six months ended June 30, 2019, and June 30, 2018, respectively. Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$262	$281	$523	$572
Remarketing gains, net	(23)	(16)	(38)	(34)
Net depreciation expense on operating lease assets	$239	$265	$485	$538
(a) Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles $5 million and $9 million during the three and six months ended June 30, 2019, respectively, and $6 million and $13 million during the three and six months ended June 30, 2018.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Finance Leases
Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet was $492 million and $439 million as of June 30, 2019, and December 31, 2018, respectively. This includes lease payment receivables of $478 million and $425 million at June 30, 2019, and December 31, 2018, respectively, and unguaranteed residual assets of $14 million at both June 30, 2019, and December 31, 2018. Interest income on finance lease receivables was $6 million and $12 million for the three months and six months ended June 30, 2019, respectively, and $5 million and $11 million for the three months and six months ended June 30, 2018, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancellable lease terms expiring after June 30, 2019.

($ in millions)
2019	$82
2020	157
2021	142
2022	79
2023	46
2024 and thereafter	32
Total undiscounted cash flows	538
Difference between undiscounted cash flows and discounted cash flows	(60)
Present value of lease payments recorded as lease receivable	$478

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
There were no sales of financial assets into nonconsolidated VIEs for both the three months and six months ended June 30, 2019, and June 30, 2018.
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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
June 30, 2019
On-balance sheet variable interest entities
Consumer automotive	$16,123	(b)	$6,016	(c)
Commercial automotive	9,077		3,047
Off-balance sheet variable interest entities
Consumer automotive	33	(d)	—		$796	$829	(e)
Commercial other	926	(f)	329	(g)	—	1,187	(h)
Total	$26,159		$9,392		$796	$2,016
December 31, 2018
On-balance sheet variable interest entities
Consumer automotive	$16,255	(b)	$6,573	(c)
Commercial automotive	11,089		3,946
Off-balance sheet variable interest entities
Consumer automotive	45	(d)	—		$1,235	$1,280	(e)
Commercial other	806	(f)	326	(g)	—	1,054	(h)
Total	$28,195		$10,845		$1,235	$2,334

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $8.5 billion and $8.4 billion of assets that were not encumbered by VIE beneficial interests held by third parties at June 30, 2019, and December 31, 2018, respectively. Ally or consolidated affiliates hold the interests in these assets.

(c)	Includes $22 million and $25 million of liabilities that were not obligations to third-party beneficial interest holders at June 30, 2019, and December 31, 2018, respectively.

(d)
Represents retained notes and certificated residual interests, of which $31 million and $43 million were classified as held-to-maturity securities at June 30, 2019, and December 31, 2018, respectively, and $2 million was classified as other assets at both June 30, 2019, and December 31, 2018. These assets represent our five percent interest in the credit risk of the assets underlying asset-backed securitizations.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Cash Flows with Off-balance Sheet Securitization Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive assets (e.g., servicing) that were outstanding during the six months ended June 30, 2019, and 2018. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

Six months ended June 30, ($ in millions)	Consumer automotive	Consumer mortgage
2019
Cash flows received on retained interests in securitization entities	$13	$—
Servicing fees	6	—
Cash disbursements for repurchases during the period	(1)	—
2018
Cash flows received on retained interests in securitization entities	$9	$—
Servicing fees	10	—
Cash disbursements for repurchases during the period	(2)	—
Representations and warranty recoveries	—	2

Delinquencies and Net Credit Losses
The following tables present quantitative information about delinquencies and net credit losses for off-balance sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Off-balance sheet securitization entities
Consumer automotive	$796	$1,235	$9	$13
Whole-loan sales (a)
Consumer automotive	392	634	2	3
Total	$1,188	$1,869	$11	$16

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

	Net credit losses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Off-balance sheet securitization entities
Consumer automotive	$2	$2	$4	$5
Whole-loan sales (a)
Consumer automotive	1	—	1	1
Total	$3	$2	$5	$6

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

10.    Other Assets
The components of other assets were as follows.

($ in millions)	June 30, 2019	December 31, 2018
Property and equipment at cost	$1,245	$1,250
Accumulated depreciation	(640)	(686)
Net property and equipment	605	564
Nonmarketable equity investments (a)	1,303	1,410
Investment in qualified affordable housing projects (b)	724	649
Accrued interest, fees, and rent receivables	631	599
Restricted cash held for securitization trusts (c)	608	965
Other accounts receivable	396	203
Equity-method investments (d)	317	262
Goodwill (e)	240	240
Net deferred tax assets	173	317
Restricted cash and cash equivalents (f)	99	124
Fair value of derivative contracts in receivable position (g)	59	41
Cash collateral placed with counterparties	9	26
Other assets	911	753
Total other assets	$6,075	$6,153

(a)
Includes investments in FHLB stock of $778 million and $903 million at June 30, 2019, and December 31, 2018, respectively; Federal Reserve Bank (FRB) stock of $448 million at both June 30, 2019, and December 31, 2018; and equity securities without a readily determinable fair value of $77 million and $59 million at June 30, 2019, and December 31, 2018, respectively, measured at cost with adjustments for impairment and observable changes in price. During the three months and six months ended June 30, 2019, we recorded $7 million of upward adjustments related to equity securities without a readily determinable fair value. Through June 30, 2019, we recorded $7 million of cumulative upward adjustments and $3 million of cumulative impairments and downward adjustments related to equity securities without a readily determinable fair value.

(b)
Investment in qualified affordable housing projects are accounted for using the proportional amortization method of accounting and include $322 million and $319 million of unfunded commitments to provide additional capital contributions to investees at June 30, 2019, and December 31, 2018, respectively. Substantially all of the unfunded commitments at June 30, 2019, are expected to be paid out over the next five years.

(c)
Includes restricted cash collected from customer payments on securitized receivables, which are distributed by us to investors as payments on the related secured debt, and cash reserve deposits utilized as a form of credit enhancement for various securitization transactions.

(d)	Primarily relates to investments made in connection with our Community Reinvestment Act (CRA) program.

(e)
Includes goodwill of $27 million within our Insurance operations at both June 30, 2019, and December 31, 2018; $193 million within Corporate and Other at both June 30, 2019, and December 31, 2018; and $20 million within Automotive Finance operations at both June 30, 2019, and December 31, 2018. No changes to the carrying amount of goodwill were recorded during the six months ended June 30, 2019.

(f)
Primarily represents a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, or letter of credit arrangements and corresponding collateral requirements.

(g)	For additional information on derivative instruments and hedging activities, refer to Note 17.
11.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	June 30, 2019	December 31, 2018
Noninterest-bearing deposits	$162	$142
Interest-bearing deposits
Savings and money-market checking accounts	62,078	56,050
Certificates of deposit	54,084	49,985
Other deposits	1	1
Total deposit liabilities	$116,325	$106,178

At June 30, 2019, and December 31, 2018, certificates of deposit included $22.8 billion and $21.0 billion, respectively, of those in denominations of $100 thousand or more. At June 30, 2019, and December 31, 2018, certificates of deposit included $6.9 billion and $6.1 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

12.    Debt
Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	June 30, 2019			December 31, 2018
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$2,462	$—	$2,462	$2,477	$—	$2,477
Federal Home Loan Bank	—	3,625	3,625	—	6,825	6,825
Securities sold under agreements to repurchase	—	432	432	—	685	685
Total short-term borrowings	$2,462	$4,057	$6,519	$2,477	$7,510	$9,987

(a)	Refer to the section below titled Long-term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of June 30, 2019, the securities sold under agreements to repurchase consisted of $169 million of U.S. Treasury securities and $263 million of agency mortgage-backed residential debt securities set to mature as follows: $169 million within 30 days, and $263 million within 31 to 60 days. Refer to Note 6 and Note 20 for further details.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. At June 30, 2019, we did not place any collateral, and we received cash collateral totaling $3 million and noncash collateral totaling $1 million. At December 31, 2018, we did not place any collateral, and we received cash collateral totaling $8 million and noncash collateral totaling $4 million.
Long-term Debt
The following table presents the composition of our long-term debt portfolio.

	June 30, 2019			December 31, 2018
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$2,613	$6,714	$9,327	$1,663	$7,313	$8,976
Due after one year	9,458	18,681	28,139	10,444	24,773	35,217
Total long-term debt (b) (c)	$12,071	$25,395	$37,466	$12,107	$32,086	$44,193

(a)	Includes basis adjustments related to the application of hedge accounting. Refer to Note 17 for additional information.

(b)	Includes $2.6 billion of trust preferred securities at both June 30, 2019, and December 31, 2018.

(c)	Includes advances net of hedge basis adjustment from the FHLB of Pittsburgh of $14.7 billion and $14.9 billion at June 30, 2019, and December 31, 2018, respectively.
The following table presents the scheduled remaining maturity of long-term debt at June 30, 2019, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2019	2020	2021	2022	2023	2024 and thereafter	Total
Unsecured
Long-term debt	$873	$2,256	$696	$1,084	$11	$8,273	$13,193
Original issue discount	(21)	(43)	(46)	(51)	(57)	(904)	(1,122)
Total unsecured	852	2,213	650	1,033	(46)	7,369	12,071
Secured
Long-term debt	2,963	6,879	9,393	5,426	557	177	25,395
Total long-term debt	$3,815	$9,092	$10,043	$6,459	$511	$7,546	$37,466

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	June 30, 2019			December 31, 2018
($ in millions)	Total (a)		Ally Bank	Total (a)		Ally Bank
Investment securities (b)	$5,517		$5,067	$10,280		$9,564
Mortgage assets held-for-investment and lending receivables	17,589		17,589	16,498		16,498
Consumer automotive finance receivables	11,287		7,319	17,015		9,715
Commercial automotive finance receivables	13,736		13,736	15,563		15,563
Operating leases	96		—	170		—
Total assets restricted as collateral (c) (d)	$48,225		$43,711	$59,526		$51,340
Secured debt	$29,452	(e)	$25,386	$39,596	(e)	$32,072

(a)	Ally Bank is a component of the total column.

(b)
A portion of the restricted investment securities at June 30, 2019, and December 31, 2018, were restricted under repurchase agreements. Refer to the section above titled Short-term Borrowings for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $27.4 billion and $30.8 billion at June 30, 2019, and December 31, 2018, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans and investment securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $2.4 billion at both June 30, 2019, and December 31, 2018. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 10 for additional information.

(e)	Includes $4.1 billion and $7.5 billion of short-term borrowings at June 30, 2019, and December 31, 2018, respectively.
Trust Preferred Securities
At both June 30, 2019, and December 31, 2018, we had issued and outstanding approximately $2.6 billion in aggregate liquidation preference of 8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 (Series 2 TRUPS). Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions are payable at an annual rate equal to three-month London interbank offered rate plus 5.785% payable quarterly in arrears. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case.
Funding Facilities
We utilize both committed secured credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Condensed Consolidated Balance Sheet.
As of June 30, 2019, Ally Bank had exclusive access to $250 million of funding capacity from committed secured credit facilities. Ally Bank’s credit facilities are complemented by the FRB and FHLB funding programs.
The total capacity in our credit facilities is provided by banks through private transactions. The facilities can be revolving in nature, generally having an original tenor ranging from 364 days to two years, and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the commitment period. At June 30, 2019, all of our $3.3 billion of capacity was revolving and of this balance, $2.0 billion was from facilities with a remaining tenor greater than 364 days.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Committed Secured Credit Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Bank funding
Secured	$250	$3,500	$—	$1,300	$250	$4,800
Parent funding
Secured	1,365	3,165	1,635	635	3,000	3,800
Total committed secured credit facilities	$1,615	$6,665	$1,635	$1,935	$3,250	$8,600

(a)
Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

13.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	June 30, 2019	December 31, 2018
Accounts payable	$580	$516
Unfunded commitments for investment in qualified affordable housing projects	322	319
Employee compensation and benefits	197	255
Reserves for insurance losses and loss adjustment expenses	153	134
Cash collateral received from counterparties	38	41
Deferred revenue	28	27
Fair value of derivative contracts in payable position (a)	4	37
Other liabilities	585	347
Total accrued expenses and other liabilities	$1,907	$1,676

(a)	For additional information on derivative instruments and hedging activities, refer to Note 17.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

14.    Accumulated Other Comprehensive (Loss) Income
The following table presents changes, net of tax, in each component of accumulated other comprehensive (loss) income.

	Three months ended June 30,
($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive (loss) income
Balance at April 1, 2018	$(524)	$19	$25	$(98)	$(578)
Net change	(74)	—	3	1	(70)
Balance at June 30, 2018	$(598)	$19	$28	$(97)	$(648)
Balance at April 1, 2019	$(158)	$18	$11	$(96)	$(225)
Net change	291	1	17	—	309
Balance at June 30, 2019	$133	$19	$28	$(96)	$84

	Six months ended June 30,
($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive (loss) income
Balance at December 31, 2017	$(173)	$16	$11	$(89)	$(235)
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2016-01	27	—	—	—	27
Adoption of Accounting Standards Update 2018-02	(40)	4	—	(6)	(42)
Balance at January 1, 2018	(186)	20	11	(95)	(250)
Net change	(412)	(1)	17	(2)	(398)
Balance at June 30, 2018	$(598)	$19	$28	$(97)	$(648)
Balance at December 31, 2018	$(481)	$18	$19	$(95)	$(539)
Cumulative effect of changes in accounting principles, net of tax (c)
Adoption of Accounting Standards Update 2017-08	8	—	—	—	8
Balance at January 1, 2019	(473)	18	19	(95)	(531)
Net change	606	1	9	(1)	615
Balance at June 30, 2019	$133	$19	$28	$(96)	$84

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 17.

(c)	Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present the before- and after-tax changes in each component of accumulated other comprehensive income (loss).

Three months ended June 30, 2019 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$404		$(95)		$309
Less: Net realized gains reclassified to income from continuing operations	24	(a)	(6)	(b)	18
Net change	380		(89)		291
Translation adjustments
Net unrealized gains arising during the period	4		(1)		3
Net investment hedges (c)
Net unrealized losses arising during the period	(3)		1		(2)
Cash flow hedges (c)
Net unrealized gains arising during the period	26		(6)		20
Less: Net realized gains reclassified to income from continuing operations	4		(1)		3
Net change	22		(5)		17
Other comprehensive income	$403		$(94)		$309

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax (benefit) expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 17.

Three months ended June 30, 2018 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(95)		$22		$(73)
Less: Net realized gains reclassified to income from continuing operations	1	(a)	—	(b)	1
Net change	(96)		22		(74)
Translation adjustments
Net unrealized losses arising during the period	(3)		1		(2)
Net investment hedges (c)
Net unrealized gains arising during the period	3		(1)		2
Cash flow hedges (c)
Net unrealized gains arising during the period	5		(2)		3
Defined benefit pension plans
Net unrealized gains arising during the period	1		—		1
Other comprehensive loss	$(90)		$20		$(70)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax (benefit) expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 17.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2019 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$825		$(194)		$631
Less: Net realized gains reclassified to income from continuing operations	33	(a)	(8)	(b)	25
Net change	792		(186)		606
Translation adjustments
Net unrealized gains arising during the period	6		(2)		4
Net investment hedges (c)
Net unrealized losses arising during the period	(5)		2		(3)
Cash flow hedges (c)
Net unrealized losses arising during the period	21		(5)		16
Less: Net realized gains reclassified to income from continuing operations	9		(2)		7
Net change	12		(3)		9
Defined benefit pension plans
Net unrealized losses arising during the period	(1)		—		(1)
Other comprehensive income	$804		$(189)		$615

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax (benefit) expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 17.

Six months ended June 30, 2018 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(531)		$125		$(406)
Less: Net realized gains reclassified to income from continuing operations	7	(a)	(1)	(b)	6
Net change	(538)		126		(412)
Translation adjustments
Net unrealized losses arising during the period	(8)		2		(6)
Net investment hedges (c)
Net unrealized gains arising during the period	7		(2)		5
Cash flow hedges (c)
Net unrealized gains arising during the period	23		(6)		17
Defined benefit pension plans
Net unrealized losses arising during the period	(2)		—		(2)
Other comprehensive loss	$(518)		$120		$(398)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax (benefit) expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 17.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

15.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data; shares in thousands) (a)	2019	2018	2019	2018
Net income from continuing operations attributable to common stockholders	$584	$348	$959	$600
(Loss) income from discontinued operations, net of tax	(2)	1	(3)	(1)
Net income attributable to common stockholders	$582	$349	$956	$599
Basic weighted-average common shares outstanding (b)	398,100	430,628	401,098	433,405
Diluted weighted-average common shares outstanding (b)	399,916	432,554	402,921	435,727
Basic earnings per common share
Net income from continuing operations	$1.47	$0.81	$2.39	$1.38
Loss from discontinued operations, net of tax	—	—	(0.01)	—
Net income	$1.46	$0.81	$2.39	$1.38
Diluted earnings per common share
Net income from continuing operations	$1.46	$0.80	$2.38	$1.38
Loss from discontinued operations, net of tax	—	—	(0.01)	—
Net income	$1.46	$0.81	$2.37	$1.37

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)	Includes shares related to share-based compensation that vested but were not yet issued.
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
In July 2019, the FRB and other U.S. banking agencies issued a final rule to simplify certain aspects of the capital rules for banking organizations such as Ally. The final rule simplifies the capital treatment for mortgage servicing assets, certain deferred tax assets, and investments in the capital instruments of unconsolidated financial institutions (collectively, threshold items). Under the current capital rule, a banking organization must deduct from Common Equity Tier 1 capital amounts of threshold items that individually exceed 10% of Common Equity Tier 1 capital. The aggregate amount of threshold items not deducted under the 10% threshold deduction but that nonetheless exceeds 15% of Common Equity Tier 1 capital minus certain deductions from and adjustments to Common Equity Tier 1 capital must also be deducted. Any amount of these threshold items not deducted from Common Equity Tier 1 capital are currently risk weighted at 100%. The final rule removes the individual and aggregate deduction thresholds for threshold items and adopts a single 25% Common Equity Tier 1 capital deduction threshold for each item individually, and requires that any of the threshold items not deducted be risk weighted at 250%. The final rule also simplifies the calculation methodology for minority interests. These provisions take effect on April 1, 2020, and we do not expect them to have a material impact to our capital position.
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
Following the issuance of this proposed rule, during the first quarter of 2019, the FRB announced that a number of large and noncomplex BHCs with $100 billion or more but less than $250 billion in total consolidated assets, including Ally, will not be required to submit a capital plan to the FRB, participate in the supervisory stress test or CCAR, or conduct company-run stress tests during the 2019 cycle. Instead, our capital actions during this cycle will be largely based on the results from our 2018 supervisory stress test.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	June 30, 2019		December 31, 2018		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$13,887	9.52%	$13,397	9.14%	4.50%	(b)
Ally Bank	16,739	12.54	16,552	12.61	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$16,319	11.19%	$15,831	10.80%	6.00%	6.00%
Ally Bank	16,739	12.54	16,552	12.61	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$18,572	12.73%	$18,046	12.31%	8.00%	10.00%
Ally Bank	17,947	13.44	17,620	13.42	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$16,319	9.05%	$15,831	9.00%	4.00%	(b)
Ally Bank	16,739	10.26	16,552	10.69	4.00	5.00%

(a)
In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally and Ally Bank were required to maintain a minimum capital conservation buffer of 2.5% and 1.875% at June 30, 2019, and December 31, 2018, respectively.

(b)	Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”

(c)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
At June 30, 2019, Ally and Ally Bank were “well-capitalized” and met all applicable capital requirements to which each was subject.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information related to our common stock and distributions to our common stockholders over the last six quarters.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2018
First quarter	$185	6,473	437,054	432,691	$0.13
Second quarter	195	7,280	432,691	425,752	0.13
Third quarter	250	9,194	425,752	416,591	0.15
Fourth quarter	309	12,121	416,591	404,900	0.15
2019
First quarter	$211	8,113	404,900	399,761	$0.17
Second quarter	229	7,775	399,761	392,775	0.17

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On July 16, 2019, the Ally Board of Directors (the Board) declared a quarterly cash dividend of $0.17 per share on all common stock, payable on August 15, 2019. Refer to Note 24 for further information regarding this common stock dividend.

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
As described earlier in this note, our capital actions during this cycle will be largely based on the results from our 2018 supervisory stress test. On April 1, 2019, the Board authorized an increase in our stock-repurchase program, permitting us to repurchase up to $1.25 billion of our common stock from time to time from the third quarter of 2019 through the second quarter of 2020, representing a 25% increase over our previously announced program. Additionally, on July 16, 2019, the Board declared a quarterly cash dividend of $0.17 per share of our common stock. Refer to Note 24 for further information on the most recent dividend.
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
Derivatives qualifying for hedge accounting can include receive-fixed swaps designated as fair value hedges of specific fixed-rate unsecured debt obligations, receive-fixed swaps designated as fair value hedges of specific fixed-rate FHLB advances, pay-fixed swaps designated as fair value hedges of securities within our available-for-sale portfolio, and pay-fixed swaps designated as fair value hedges of closed portfolios of fixed-rate held-for-investment consumer automotive loan assets in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. Other derivatives qualifying for hedge accounting consist of pay-fixed swaps designated as cash flow hedges of the expected future cash flows in the form of interest payments on certain variable-rate borrowings and deposit liabilities, receive-fixed swaps designated as cash flow hedges of the expected future cash flows in the form of interest receipts on certain securities within our available-for-sale portfolio, as well as interest rate floor contracts designated as cash flow hedges of the expected future cash flows in the form of interest receipts on a portion of our dealer floorplan commercial loans.

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
We enter into foreign-currency forwards with external counterparties as net investment hedges of foreign exchange exposure on our investment in foreign subsidiaries. Our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our accumulated other comprehensive income. We also periodically enter into foreign-currency forwards to economically hedge any foreign-denominated debt, centralized lending, and foreign-denominated third-party loans. These foreign-currency forwards that are used as economic hedges are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
Investment Risk
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the three months and six months ended June 30, 2019, or 2018.
We placed cash and noncash collateral totaling $9 million and $165 million, respectively, supporting our derivative positions at June 30, 2019, compared to $26 million and $105 million of cash and noncash collateral at December 31, 2018, in accounts maintained by counterparties. These amounts include collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 12 for details on the repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets.
We received cash and noncash collateral from counterparties totaling $25 million and $32 million, respectively, in accounts maintained by counterparties at June 30, 2019, compared to $30 million and $3 million of cash and noncash collateral at December 31, 2018. These amounts include collateral received from clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 12 for details on repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	June 30, 2019			December 31, 2018
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$16,986	$—	$—	$24,203
Purchased options	54	—	4,100	—	—	—
Foreign exchange contracts
Forwards	—	—	137	1	—	136
Total derivatives designated as accounting hedges	54	—	21,223	1	—	24,339
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	—	—	17	—	—	11
Written options	2	3	1,765	—	37	6,793
Purchased options	3	—	1,658	37	—	6,742
Total interest rate risk	5	3	3,440	37	37	13,546
Foreign exchange contracts
Futures and forwards	—	—	126	3	—	181
Total foreign exchange risk	—	—	126	3	—	181
Equity contracts
Written options	—	1	—	—	—	—
Total equity risk	—	1	—	—	—	—
Total derivatives not designated as accounting hedges	5	4	3,566	40	37	13,727
Total derivatives	$59	$4	$24,789	$41	$37	$38,066

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

($ in millions)	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Assets
Available-for-sale securities (b) (c)	$1,401	$1,485	$11	$—	$10	$(5)
Finance receivables and loans, net (d)	46,111	40,850	153	24	59	5
Liabilities
Long-term debt	$12,093	$13,001	$85	$67	$66	$67

(a)	Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.

(b)
The carrying amount of hedged available-for-sale securities is presented above using amortized cost. Refer to Note 6 for a reconciliation of the amortized cost and fair value of available-for-sale securities.

(c)
Includes the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2018, the amortized cost basis of the closed portfolios used in these hedging relationships was $47 million. There was no basis adjustment associated with the last-of-layer relationships, and the amount identified as the last of layer in these hedge relationships was $28 million at December 31, 2018. A last-of-layer hedge strategy did not exist at June 30, 2019.

(d)
The hedged item represents the carrying value of the hedged portfolio of assets. The amount identified as the last of layer in the open hedge relationship was $13.4 billion as of June 30, 2019, and $21.4 billion as of December 31, 2018. The basis adjustment associated with the open last-of-layer relationship was a $94 million asset as of June 30, 2019, and a $19 million asset as of December 31, 2018, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. The amount that is identified as the last of layer in the discontinued hedge relationship was $12.8 billion at June 30, 2019. The basis adjustment associated with the discontinued last-of-layer relationship was a $57 million asset as of June 30, 2019, which was allocated across the entire remaining pool upon termination of the hedge relationship.

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Gain (loss) recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$—	$—	$1	$—
Other income, net of losses	(2)	(2)	(7)	—
Total interest rate contracts	(2)	(2)	(6)	—
Foreign exchange contracts
Other income, net of losses	(2)	6	(3)	6
Total foreign exchange contracts	(2)	6	(3)	6
(Loss) gain recognized in earnings	$(4)	$4	$(9)	$6

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables summarize the location and amounts of gains and losses on derivative instruments designated as fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended June 30, ($ in millions)	2019	2018	2019	2018	2019	2018
(Loss) gain on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$(19)	$8
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	19	(8)
Hedged fixed-rate FHLB advances	—	—	—	—	—	10
Derivatives designated as hedging instruments on fixed-rate FHLB advances	—	—	—	—	—	(10)
Hedged available-for-sale securities	—	—	2	(2)	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	(2)	2	—	—
Hedged fixed-rate consumer automotive loans	98	(6)	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(98)	6	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—
Gain on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate borrowings
Reclassified from accumulated other comprehensive income into income	—	—	—	—	4	—
Total gain on cash flow hedging relationships	$—	$—	$—	$—	$4	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$1,860	$1,647	$244	$188	$407	$434

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Six months ended June 30, ($ in millions)	2019	2018	2019	2018	2019	2018	2019	2018
(Loss) gain on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$(19)	$44
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	19	(43)
Hedged fixed-rate FHLB advances	—	—	—	—	—	—	—	43
Derivatives designated as hedging instruments on fixed-rate FHLB advances	—	—	—	—	—	—	—	(43)
Hedged available-for-sale securities	—	—	12	(5)	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	(12)	5	—	—	—	—
Hedged fixed-rate consumer automotive loans	141	(51)	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(141)	51	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	1
Gain on cash flow hedging relationships
Interest rate contracts
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income	—	—	—	—	1	—	—	—
Hedged variable-rate borrowings
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	8	—
Total gain on cash flow hedging relationships	$—	$—	$—	$—	$1	$—	$8	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$3,667	$3,190	$484	$364	$1,243	$750	$826	$845

During the next twelve months, we estimate no amount will be reclassified into pretax earnings from derivatives designated as cash flow hedges.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables summarize the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended June 30, ($ in millions)	2019	2018	2019	2018	2019	2018
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$6	$14
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	—	1
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	(5)	(5)
Interest for qualifying accounting hedges of secured debt (FHLB advances)	—	—	—	—	—	2
Amortization of deferred basis adjustments of available-for-sale securities	—	—	(1)	—	—	—
Amortization of deferred loan basis adjustments	(9)	(4)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held-for-investment	11	5	—	—	—	—
Total gain (loss) on fair value hedging relationships	2	1	(1)	—	1	12
Gain on cash flow hedging relationships
Interest rate contracts
Interest for qualifying accounting hedges of variable-rate borrowings	—	—	—	—	—	2
Total gain on cash flow hedging relationships	$—	$—	$—	$—	$—	$2

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Six months ended June 30, ($ in millions)	2019	2018	2019	2018	2019	2018
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$12	$29
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	—	4
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	(11)	(6)
Interest for qualifying accounting hedges of secured debt (FHLB advances)	—	—	—	—	—	4
Amortization of deferred basis adjustments of available-for-sale securities	—	—	(1)	—	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	—	(1)	—	—
Amortization of deferred loan basis adjustments	(13)	(8)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held-for-investment	17	(2)	—	—	—	—
Total gain (loss) on fair value hedging relationships	4	(10)	(1)	(1)	1	31
Gain on cash flow hedging relationships
Interest rate contracts
Interest for qualifying accounting hedges of variable-rate borrowings	—	—	—	—	—	3
Total gain on cash flow hedging relationships	$—	$—	$—	$—	$1	$3

The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss).

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Interest rate contracts
Gain recognized in other comprehensive income (loss)	$22	$5	$12	$23

The following table summarizes the effect of net investment hedges on accumulated other comprehensive income (loss) and the Condensed Consolidated Statement of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Foreign exchange contracts (a) (b)
(Loss) gain recognized in other comprehensive income (loss)	$(3)	$3	$(5)	$7

(a)	There were no amounts excluded from effectiveness testing for the three months and six months ended June 30, 2019, or 2018.

(b)
Gains and losses reclassified from accumulated other comprehensive income (loss) are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months and six months ended June 30, 2019, or 2018.

18.    Income Taxes
We recognized income tax benefit from continuing operations of $90 million and income tax expense from continuing operations of $21 million for the three months and six months ended June 30, 2019, respectively, compared to income tax expense of $113 million and $189 million for the same periods in 2018.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The decreases in income tax expense for the three months and six months ended June 30, 2019, compared to the same periods in 2018, were primarily due to a release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2019. The valuation allowance release during the three months ended June 30, 2019, was primarily driven by our current capacity to engage in certain securitization transactions and the market demand from investors related to these transactions, coupled with the anticipated timing of the forecasted expiration of certain tax credit carryforwards. This release of valuation allowance of approximately $200 million resulted in a significant variation in the customary relationship between pretax income and income tax expense. Additionally, the decrease in income tax expense for the six months ended June 30, 2019, compared to the same period in 2018, was partially offset by the tax effects of an increase in pretax earnings.
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. Following the release of the aforementioned valuation allowance, we continue to believe it is more likely than not that the benefit for certain foreign tax credit carryforwards and state net operating loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on the deferred tax assets relating to these carryforwards and it is reasonably possible that the valuation allowance may change in the next twelve months.
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

	Recurring fair value measurements
June 30, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$582	$—	$9	$591
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,017	1	—	2,018
U.S. States and political subdivisions	—	598	—	598
Foreign government	13	136	—	149
Agency mortgage-backed residential	—	19,100	—	19,100
Mortgage-backed residential	—	2,934	—	2,934
Agency mortgage-backed commercial	—	1,351	—	1,351
Mortgage-backed commercial	—	713	—	713
Asset-backed	—	477	—	477
Corporate debt	—	1,348	—	1,348
Total available-for-sale securities	2,030	26,658	—	28,688
Mortgage loans held-for-sale (b)	—	—	22	22
Interests retained in financial asset sales	—	—	3	3
Derivative contracts in a receivable position
Interest rate	—	57	2	59
Total derivative contracts in a receivable position	—	57	2	59
Total assets	$2,612	$26,715	$36	$29,363
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$3	$—	$3
Other	1	—	—	1
Total derivative contracts in a payable position	1	3	—	4
Total liabilities	$1	$3	$—	$4

(a)	Our investment in any one industry did not exceed 14%.

(b)	Carried at fair value due to fair value option elections.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$766	$—	$7	$773
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,850	1	—	1,851
U.S. States and political subdivisions	—	802	—	802
Foreign government	7	138	—	145
Agency mortgage-backed residential	—	17,138	—	17,138
Mortgage-backed residential	—	2,686	—	2,686
Agency mortgage-backed commercial	—	3	—	3
Mortgage-backed commercial	—	714	—	714
Asset-backed	—	723	—	723
Corporate debt	—	1,241	—	1,241
Total available-for-sale securities	1,857	23,446	—	25,303
Mortgage loans held-for-sale (b)	—	—	8	8
Interests retained in financial asset sales	—	—	4	4
Derivative contracts in a receivable position
Interest rate	—	37	—	37
Foreign currency	—	4	—	4
Total derivative contracts in a receivable position	—	41	—	41
Total assets	$2,623	$23,487	$19	$26,129
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$37	$—	$37
Total derivative contracts in a payable position	—	37	—	37
Total liabilities	$—	$37	$—	$37

(a)	Our investment in any one industry did not exceed 9%.

(b)	Carried at fair value due to fair value option elections.

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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at June 30, 2019	Net unrealized gains still held at June 30, 2019
($ in millions)	Fair value at April 1, 2019	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements		included in earnings	included in OCI
Assets
Equity securities	$11	$2	(a)	$—	$—	$—	$—	$(4)	$9	$2	$—
Mortgage loans held-for-sale (b)	15	3	(c)	—	156	(152)	—	—	22	—	—
Other assets
Interests retained in financial asset sales	4	—		—	—	—	—	(1)	3	—	—
Derivative assets	2	—	(c)	—	—	—	—	—	2	—	—
Total assets	$32	$5		$—	$156	$(152)	$—	$(5)	$36	$2	$—

(a)	Reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Carried at fair value due to fair value option elections.

(c)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
	Fair value at April 1, 2018	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Fair value at June 30, 2018	Net unrealized gains included in earnings still held at June 30, 2018
($ in millions)		included in earnings		included in OCI
Assets
Equity securities	$12	$—		$—	$—	$—	$—	$—	$12	$—
Mortgage loans held-for-sale (a)	7	1	(b)	—	73	(68)	—	—	13	—
Other assets
Interests retained in financial asset sales	5	—		—	—	—	—	(1)	4	—
Derivative assets	1	—		—	—	—	—	—	1	—
Total assets	$25	$1		$—	$73	$(68)	$—	$(1)	$30	$—

(a)	Carried at fair value due to fair value option elections.

(b)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at June 30, 2019	Net unrealized gains still held at June 30, 2019
($ in millions)	Fair value at Jan. 1, 2019	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements		included in earnings	included in OCI
Assets
Equity securities	$7	$6	(a)	$—	$—	$—	$—	$(4)	$9	$6	$—
Mortgage loans held-for-sale (b)	8	4	(c)	—	246	(236)	—	—	22	—	—
Other assets
Interests retained in financial asset sales	4	—		—	—	—	—	(1)	3	—	—
Derivative assets	—	2	(c)	—	—	—	—	—	2	2	—
Total assets	$19	$12		$—	$246	$(236)	$—	$(5)	$36	$8	$—

(a)	Reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Carried at fair value due to fair value option elections.

(c)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2018	Net realized/unrealized (losses) gains			Purchases	Sales	Issuances	Settlements	Fair value at June 30, 2018	Net unrealized losses included in earnings still held at June 30, 2018
($ in millions)		included in earnings		included in OCI
Assets
Equity securities	$19	$(4)	(a)	$—	$—	$—	$—	$(3)	$12	$(5)
Mortgage loans held-for-sale (b)	13	2	(c)	—	132	(134)	—	—	13	—
Other assets
Interests retained in financial asset sales	5	—		—	—	—	—	(1)	4	—
Derivative assets	1	—		—	—	—	—	—	1	—
Total assets	$38	$(2)		$—	$132	$(134)	$—	$(4)	$30	$(5)

(a)	Reported as other loss on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Carried at fair value due to fair value option elections.

(c)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.
Nonrecurring Fair Value
We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower-of-cost or fair value accounting or certain impairment measures. These items would constitute nonrecurring fair value measures.
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at June 30, 2019, and December 31, 2018, respectively. The amounts are as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost or fair value reserve, valuation reserve, or cumulative impairment	Total gain (loss) included in earnings
June 30, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$253	$253	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	54	54	(19)	n/m	(a)
Other	—	—	17	17	(30)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	71	71	(49)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	13	13	(1)	n/m	(a)
Nonmarketable equity investments	—	—	9	9	(1)	n/m	(a)
Equity-method investments	—	—	3	3	(4)	n/m	(a)
Total assets	$—	$—	$349	$349	$(55)	n/m
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at June 30, 2019, and December 31, 2018.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
June 30, 2019
Financial assets
Held-to-maturity securities	$2,461	$—	$2,499	$—	$2,499
Loans held-for-sale, net	253	—	—	253	253
Finance receivables and loans, net	127,928	—	—	131,383	131,383
FHLB/FRB stock (a)	1,226	—	1,226	—	1,226
Financial liabilities
Deposit liabilities	$56,084	$—	$—	$56,575	$56,575
Short-term borrowings	6,519	—	—	6,523	6,523
Long-term debt	37,466	—	23,441	16,734	40,175
December 31, 2018
Financial assets
Held-to-maturity securities	$2,362	$—	$2,307	$—	$2,307
Loans held-for-sale, net	306	—	—	306	306
Finance receivables and loans, net	128,684	—	—	130,878	130,878
FHLB/FRB stock (a)	1,351	—	1,351	—	1,351
Financial liabilities
Deposit liabilities	$51,985	$—	$—	$51,997	$51,997
Short-term borrowings	9,987	—	—	9,992	9,992
Long-term debt	44,193	—	23,846	21,800	45,646

(a)	Included in other assets on our Condensed Consolidated Balance Sheet.
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
In certain instances as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At June 30, 2019, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet
				Gross amounts not offset on the Condensed Consolidated Balance Sheet
June 30, 2019 ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
Assets
Derivative assets in net asset positions (d)	$57	$—	$57	$(2)	$(54)	$1
Derivative assets with no offsetting arrangements	2	—	2	—	—	2
Total assets	$59	$—	$59	$(2)	$(54)	$3
Liabilities
Derivative liabilities in net liability positions (d)	$2	$—	$2	$—	$(1)	$1
Derivative liabilities in net asset positions	2	—	2	(2)	—	—
Total derivative liabilities (d)	4	—	4	(2)	(1)	1
Securities sold under agreements to repurchase (e)	432	—	432	—	(432)	—
Total liabilities	$436	$—	$436	$(2)	$(433)	$1

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. There was $32 million of noncash derivative collateral, and $1 million of noncash collateral associated with our repurchase agreements, pledged to us that was excluded at June 30, 2019. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met.

(c)
Certain agreements grant us the right to sell or pledge the noncash assets we receive as collateral. Noncash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $33 million at June 30, 2019. We have not sold or pledged any of the noncash collateral received under these agreements as of June 30, 2019.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Financial information for our reportable operating segments is summarized as follows.

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2019
Net financing revenue and other interest income	$1,022	$15	$46	$61	$13	$1,157
Other revenue	61	286	4	10	34	395
Total net revenue	1,083	301	50	71	47	1,552
Provision for loan losses	180	—	—	3	(6)	177
Total noninterest expense	444	301	36	22	78	881
Income (loss) from continuing operations before income tax expense	$459	$—	$14	$46	$(25)	$494
Total assets	$114,955	$8,241	$16,584	$4,980	$35,688	$180,448
2018
Net financing revenue and other interest income	$925	$13	$44	$57	$55	$1,094
Other revenue	63	266	2	14	19	364
Total net revenue	988	279	46	71	74	1,458
Provision for loan losses	170	—	—	(6)	(6)	158
Total noninterest expense	436	268	32	19	84	839
Income (loss) from continuing operations before income tax expense	$382	$11	$14	$58	$(4)	$461
Total assets	$114,915	$7,634	$13,385	$4,458	$30,953	$171,345

(a)	Net financing revenue and other interest income after the provision for loan losses totaled $980 million and $936 million for the three months ended June 30, 2019, and 2018, respectively.

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2019
Net financing revenue and other interest income	$2,002	$27	$96	$115	$49	$2,289
Other revenue	129	646	6	21	59	861
Total net revenue	2,131	673	102	136	108	3,150
Provision for loan losses	442	—	2	26	(11)	459
Total noninterest expense	901	528	73	51	158	1,711
Income (loss) from continuing operations before income tax expense	$788	$145	$27	$59	$(39)	$980
Total assets	$114,955	$8,241	$16,584	$4,980	$35,688	$180,448
2018
Net financing revenue and other interest income	$1,834	$25	$87	$103	$94	$2,143
Other revenue	129	512	3	22	52	718
Total net revenue	1,963	537	90	125	146	2,861
Provision for loan losses	429	—	2	(6)	(6)	419
Total noninterest expense	884	499	66	44	160	1,653
Income (loss) from continuing operations before income tax expense	$650	$38	$22	$87	$(8)	$789
Total assets	$114,915	$7,634	$13,385	$4,458	$30,953	$171,345

(a)	Net financing revenue and other interest income after the provision for loan losses totaled $1.8 billion and $1.7 billion for the six months ended June 30, 2019, and 2018, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

22.    Parent and Guarantor Condensed Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of June 30, 2019, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statements of Comprehensive Income

Three months ended June 30, 2019 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(60)	$—	$1,923	$(3)	$1,860
Interest and fees on finance receivables and loans — intercompany	3	—	1	(4)	—
Interest on loans held-for-sale	—	—	3	—	3
Interest and dividends on investment securities and other earning assets	—	—	244	—	244
Interest on cash and cash equivalents	4	—	17	—	21
Interest-bearing cash — intercompany	3	—	5	(8)	—
Operating leases	(1)	—	364	—	363
Total financing (loss) revenue and other interest income	(51)	—	2,557	(15)	2,491
Interest expense
Interest on deposits	—	—	651	—	651
Interest on short-term borrowings	13	—	24	—	37
Interest on long-term debt	212	—	195	—	407
Interest on intercompany debt	6	—	6	(12)	—
Total interest expense	231	—	876	(12)	1,095
Net depreciation expense on operating lease assets	1	—	238	—	239
Net financing (loss) revenue	(283)	—	1,443	(3)	1,157
Cash dividends from subsidiaries
Bank subsidiary	500	500	—	(1,000)	—
Nonbank subsidiaries	94	—	—	(94)	—
Other revenue
Insurance premiums and service revenue earned	—	—	261	—	261
(Loss) gain on mortgage and automotive loans, net	(1)	—	3	—	2
Other gain on investments, net	—	—	39	—	39
Other income, net of losses	91	—	145	(143)	93
Total other revenue	90	—	448	(143)	395
Total net revenue	401	500	1,891	(1,240)	1,552
Provision for loan losses	5	—	173	(1)	177
Noninterest expense
Compensation and benefits expense	9	—	287	—	296
Insurance losses and loss adjustment expenses	—	—	127	—	127
Other operating expenses	159	—	442	(143)	458
Total noninterest expense	168	—	856	(143)	881
Income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	228	500	862	(1,096)	494
Income tax (benefit) expense from continuing operations	(289)	—	199	—	(90)
Net income from continuing operations	517	500	663	(1,096)	584
Loss from discontinued operations, net of tax	(2)	—	—	—	(2)
Undistributed income (loss) of subsidiaries
Bank subsidiary	110	110	—	(220)	—
Nonbank subsidiaries	(43)	—	—	43	—
Net income	582	610	663	(1,273)	582
Other comprehensive income, net of tax	309	237	311	(548)	309
Comprehensive income	$891	$847	$974	$(1,821)	$891

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended June 30, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(1)	$—	$1,648	$—	$1,647
Interest and fees on finance receivables and loans — intercompany	4	—	1	(5)	—
Interest on loans held-for-sale	—	—	6	—	6
Interest and dividends on investment securities and other earning assets	—	—	188	—	188
Interest on cash and cash equivalents	2	—	14	1	17
Interest-bearing cash — intercompany	2	—	2	(4)	—
Operating leases	1	—	373	—	374
Total financing revenue and other interest income	8	—	2,232	(8)	2,232
Interest expense
Interest on deposits	—	—	395	4	399
Interest on short-term borrowings	10	—	30	—	40
Interest on long-term debt	257	—	177	—	434
Interest on intercompany debt	4	—	8	(12)	—
Total interest expense	271	—	610	(8)	873
Net depreciation expense on operating lease assets	1	—	264	—	265
Net financing (loss) revenue	(264)	—	1,358	—	1,094
Cash dividends from subsidiaries
Bank subsidiary	500	500	—	(1,000)	—
Nonbank subsidiaries	132	—	—	(132)	—
Other revenue
Insurance premiums and service revenue earned	—	—	239	—	239
Gain on mortgage and automotive loans, net	—	—	1	—	1
Other gain on investments, net	—	—	27	—	27
Other income, net of losses	100	—	185	(188)	97
Total other revenue	100	—	452	(188)	364
Total net revenue	468	500	1,810	(1,320)	1,458
Provision for loan losses	32	—	126	—	158
Noninterest expense
Compensation and benefits expense	25	—	267	—	292
Insurance losses and loss adjustment expenses	—	—	101	—	101
Other operating expenses	173	—	461	(188)	446
Total noninterest expense	198	—	829	(188)	839
Income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	238	500	855	(1,132)	461
Income tax (benefit) expense from continuing operations	(66)	—	179	—	113
Net income from continuing operations	304	500	676	(1,132)	348
(Loss) income from discontinued operations, net of tax	(1)	—	2	—	1
Undistributed income (loss) of subsidiaries
Bank subsidiary	52	52	—	(104)	—
Nonbank subsidiaries	(6)	—	—	6	—
Net income	349	552	678	(1,230)	349
Other comprehensive loss, net of tax	(70)	(56)	(74)	130	(70)
Comprehensive income	$279	$496	$604	$(1,100)	$279

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2019 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(120)	$—	$3,790	$(3)	$3,667
Interest and fees on finance receivables and loans — intercompany	6	—	3	(9)	—
Interest on loans held-for-sale	—	—	5	—	5
Interest and dividends on investment securities and other earning assets	—	—	484	—	484
Interest on cash and cash equivalents	6	—	38	—	44
Interest-bearing cash — intercompany	5	—	8	(13)	—
Operating leases	1	—	723	—	724
Total financing (loss) revenue and other interest income	(102)	—	5,051	(25)	4,924
Interest expense
Interest on deposits	—	—	1,243	—	1,243
Interest on short-term borrowings	26	—	55	—	81
Interest on long-term debt	423	—	403	—	826
Interest on intercompany debt	11	—	11	(22)	—
Total interest expense	460	—	1,712	(22)	2,150
Net depreciation expense on operating lease assets	2	—	483	—	485
Net financing (loss) revenue	(564)	—	2,856	(3)	2,289
Cash dividends from subsidiaries
Bank subsidiary	900	900	—	(1,800)	—
Nonbank subsidiaries	136	—	—	(136)	—
Other revenue
Insurance premiums and service revenue earned	—	—	522	—	522
Gain on mortgage and automotive loans, net	3	—	9	—	12
Other gain on investments, net	—	—	147	—	147
Other income, net of losses	194	—	289	(303)	180
Total other revenue	197	—	967	(303)	861
Total net revenue	669	900	3,823	(2,242)	3,150
Provision for loan losses	32	—	445	(18)	459
Noninterest expense
Compensation and benefits expense	21	—	593	—	614
Insurance losses and loss adjustment expenses	—	—	186	—	186
Other operating expenses	314	—	900	(303)	911
Total noninterest expense	335	—	1,679	(303)	1,711
Income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	302	900	1,699	(1,921)	980
Income tax (benefit) expense from continuing operations	(350)	—	371	—	21
Net income from continuing operations	652	900	1,328	(1,921)	959
Loss from discontinued operations, net of tax	(3)	—	—	—	(3)
Undistributed income of subsidiaries
Bank subsidiary	167	167	—	(334)	—
Nonbank subsidiaries	140	—	—	(140)	—
Net income	956	1,067	1,328	(2,395)	956
Other comprehensive income, net of tax	615	466	631	(1,097)	615
Comprehensive income	$1,571	$1,533	$1,959	$(3,492)	$1,571

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$10	$—	$3,180	$—	$3,190
Interest and fees on finance receivables and loans — intercompany	6	—	2	(8)	—
Interest on loans held-for-sale	—	—	6	—	6
Interest and dividends on investment securities and other earning assets	—	—	365	(1)	364
Interest on cash and cash equivalents	4	—	28	—	32
Interest-bearing cash — intercompany	4	—	4	(8)	—
Operating leases	3	—	753	—	756
Total financing revenue and other interest income	27	—	4,338	(17)	4,348
Interest expense
Interest on deposits	—	—	750	—	750
Interest on short-term borrowings	20	—	52	—	72
Interest on long-term debt	515	—	330	—	845
Interest on intercompany debt	7	—	10	(17)	—
Total interest expense	542	—	1,142	(17)	1,667
Net depreciation expense on operating lease assets	5	—	533	—	538
Net financing (loss) revenue	(520)	—	2,663	—	2,143
Cash dividends from subsidiaries
Bank subsidiary	1,500	1,500	—	(3,000)	—
Nonbank subsidiaries	301	—	—	(301)	—
Other revenue
Insurance premiums and service revenue earned	—	—	495	—	495
Gain on mortgage and automotive loans, net	28	—	2	(28)	2
Other gain on investments, net	—	—	15	—	15
Other income, net of losses	196	—	406	(396)	206
Total other revenue	224	—	918	(424)	718
Total net revenue	1,505	1,500	3,581	(3,725)	2,861
Provision for loan losses	113	—	334	(28)	419
Noninterest expense
Compensation and benefits expense	48	—	550	—	598
Insurance losses and loss adjustment expenses	—	—	164	—	164
Other operating expenses	355	—	932	(396)	891
Total noninterest expense	403	—	1,646	(396)	1,653
Income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	989	1,500	1,601	(3,301)	789
Income tax (benefit) expense from continuing operations	(122)	—	311	—	189
Net income from continuing operations	1,111	1,500	1,290	(3,301)	600
(Loss) income from discontinued operations, net of tax	(2)	—	1	—	(1)
Undistributed (loss) income of subsidiaries
Bank subsidiary	(545)	(545)	—	1,090	—
Nonbank subsidiaries	35	—	—	(35)	—
Net income	599	955	1,291	(2,246)	599
Other comprehensive loss, net of tax	(398)	(332)	(413)	745	(398)
Comprehensive income	$201	$623	$878	$(1,501)	$201

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

June 30, 2019 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$44	$—	$615	$—	$659
Interest-bearing	6	—	2,898	—	2,904
Interest-bearing — intercompany	1,242	—	745	(1,987)	—
Total cash and cash equivalents	1,292	—	4,258	(1,987)	3,563
Equity securities	—	—	591	—	591
Available-for-sale securities	—	—	28,688	—	28,688
Held-to-maturity securities	—	—	2,475	(14)	2,461
Loans held-for-sale, net	—	—	275	—	275
Finance receivables and loans, net
Finance receivables and loans, net	2,292	—	126,904	14	129,210
Intercompany loans to
Nonbank subsidiaries	663	—	102	(765)	—
Allowance for loan losses	(34)	—	(1,248)	—	(1,282)
Total finance receivables and loans, net	2,921	—	125,758	(751)	127,928
Investment in operating leases, net	2	—	8,405	—	8,407
Intercompany receivables from
Bank subsidiary	105	—	—	(105)	—
Nonbank subsidiaries	40	—	115	(155)	—
Investment in subsidiaries
Bank subsidiary	16,865	16,865	—	(33,730)	—
Nonbank subsidiaries	7,096	—	—	(7,096)	—
Premiums receivable and other insurance assets	—	—	2,460	—	2,460
Other assets	2,339	—	5,475	(1,739)	6,075
Total assets	$30,660	$16,865	$178,500	$(45,577)	$180,448
Liabilities and equity
Deposit liabilities
Noninterest-bearing	$—	$—	$162	$—	$162
Interest-bearing	1	—	116,162	—	116,163
Interest-bearing — intercompany	—	—	1,242	(1,242)	—
Total deposit liabilities	1	—	117,566	(1,242)	116,325
Short-term borrowings	2,462	—	4,057	—	6,519
Long-term debt	12,447	—	25,019	—	37,466
Intercompany debt to
Bank subsidiary	14	—	—	(14)	—
Nonbank subsidiaries	847	—	663	(1,510)	—
Intercompany payables to
Bank subsidiary	51	—	—	(51)	—
Nonbank subsidiaries	108	—	107	(215)	—
Interest payable	150	—	594	—	744
Unearned insurance premiums and service revenue	—	—	3,171	—	3,171
Accrued expenses and other liabilities	264	—	3,377	(1,734)	1,907
Total liabilities	16,344	—	154,554	(4,766)	166,132
Total equity	14,316	16,865	23,946	(40,811)	14,316
Total liabilities and equity	$30,660	$16,865	$178,500	$(45,577)	$180,448

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$55	$—	$755	$—	$810
Interest-bearing	5	—	3,722	—	3,727
Interest-bearing — intercompany	1,249	—	521	(1,770)	—
Total cash and cash equivalents	1,309	—	4,998	(1,770)	4,537
Equity securities	—	—	773	—	773
Available-for-sale securities	—	—	25,303	—	25,303
Held-to-maturity securities	—	—	2,382	(20)	2,362
Loans held-for-sale, net	—	—	314	—	314
Finance receivables and loans, net
Finance receivables and loans, net	2,349	—	127,577	—	129,926
Intercompany loans to
Nonbank subsidiaries	882	—	397	(1,279)	—
Allowance for loan losses	(55)	—	(1,187)	—	(1,242)
Total finance receivables and loans, net	3,176	—	126,787	(1,279)	128,684
Investment in operating leases, net	5	—	8,412	—	8,417
Intercompany receivables from
Bank subsidiary	158	—	—	(158)	—
Nonbank subsidiaries	45	—	129	(174)	—
Investment in subsidiaries
Bank subsidiary	16,213	16,213	—	(32,426)	—
Nonbank subsidiaries	6,928	—	—	(6,928)	—
Premiums receivable and other insurance assets	—	—	2,326	—	2,326
Other assets	2,226	—	5,453	(1,526)	6,153
Total assets	$30,060	$16,213	$176,877	$(44,281)	$178,869
Liabilities and equity
Deposit liabilities
Noninterest-bearing	$—	$—	$142	$—	$142
Interest-bearing	1	—	106,035	—	106,036
Interest-bearing — intercompany	—	—	1,249	(1,249)	—
Total deposit liabilities	1	—	107,426	(1,249)	106,178
Short-term borrowings	2,477	—	7,510	—	9,987
Long-term debt	12,774	—	31,419	—	44,193
Intercompany debt to
Bank subsidiary	20	—	—	(20)	—
Nonbank subsidiaries	918	—	882	(1,800)	—
Intercompany payables to
Bank subsidiary	45	—	—	(45)	—
Nonbank subsidiaries	124	—	129	(253)	—
Interest payable	159	—	364	—	523
Unearned insurance premiums and service revenue	—	—	3,044	—	3,044
Accrued expenses and other liabilities	274	—	2,962	(1,560)	1,676
Total liabilities	16,792	—	153,736	(4,927)	165,601
Total equity	13,268	16,213	23,141	(39,354)	13,268
Total liabilities and equity	$30,060	$16,213	$176,877	$(44,281)	$178,869

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2019 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$693	$900	$2,189	$(1,938)	$1,844
Investing activities
Purchases of equity securities	—	—	(210)	—	(210)
Proceeds from sales of equity securities	—	—	511	—	511
Purchases of available-for-sale securities	—	—	(7,018)	—	(7,018)
Proceeds from sales of available-for-sale securities	—	—	2,568	—	2,568
Proceeds from repayments of available-for-sale securities	—	—	1,805	—	1,805
Purchases of held-to-maturity securities	—	—	(268)	—	(268)
Proceeds from repayments of held-to-maturity securities	—	—	107	—	107
Net change in investment securities — intercompany	—	—	6	(6)	—
Purchases of finance receivables and loans held-for-investment	—	—	(2,850)	464	(2,386)
Proceeds from sales of finance receivables and loans initially held-for-investment	476	—	147	(464)	159
Originations and repayments of finance receivables and loans held-for-investment and other, net	(407)	—	3,173	3	2,769
Net change in loans — intercompany	216	—	291	(507)	—
Purchases of operating lease assets	—	—	(1,769)	—	(1,769)
Disposals of operating lease assets	2	—	1,319	—	1,321
Capital contributions to subsidiaries	(1)	—	—	1	—
Returns of contributed capital	26	—	—	(26)	—
Net change in nonmarketable equity investments	(11)	—	124	—	113
Other, net	—	—	(208)	(1)	(209)
Net cash provided by (used in) investing activities	301	—	(2,272)	(536)	(2,507)
Financing activities
Net change in short-term borrowings — third party	(15)	—	(3,453)	—	(3,468)
Net increase in deposits	—	—	10,126	7	10,133
Proceeds from issuance of long-term debt — third party	756	—	3,834	—	4,590
Repayments of long-term debt — third party	(1,116)	—	(10,256)	—	(11,372)
Net change in debt — intercompany	(74)	—	(216)	290	—
Repurchase of common stock	(440)	—	—	—	(440)
Dividends paid — third party	(139)	—	—	—	(139)
Dividends paid and returns of contributed capital — intercompany	—	(900)	(1,061)	1,961	—
Capital contributions from parent	—	—	1	(1)	—
Net cash used in financing activities	(1,028)	(900)	(1,025)	2,257	(696)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	—	—	3	—	3
Net decrease in cash and cash equivalents and restricted cash	(34)	—	(1,105)	(217)	(1,356)
Cash and cash equivalents and restricted cash at beginning of year	1,398	—	5,998	(1,770)	5,626
Cash and cash equivalents and restricted cash at June 30,	$1,364	$—	$4,893	$(1,987)	$4,270

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

June 30, 2019 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$1,292	$—	$4,258	$(1,987)	$3,563
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	72	—	635	—	707
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$1,364	$—	$4,893	$(1,987)	$4,270

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 10 for additional details describing the nature of restricted cash balances.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$958	$1,500	$2,853	$(3,302)	$2,009
Investing activities
Purchases of equity securities	—	—	(500)	—	(500)
Proceeds from sales of equity securities	—	—	535	—	535
Purchases of available-for-sale securities	—	—	(4,094)	—	(4,094)
Proceeds from sales of available-for-sale securities	—	—	390	—	390
Proceeds from repayments of available-for-sale securities	—	—	1,621	—	1,621
Purchases of held-to-maturity securities	—	—	(316)	—	(316)
Proceeds from repayments of held-to-maturity securities	—	—	72	—	72
Net change in investment securities — intercompany	—	—	17	(17)	—
Purchases of finance receivables and loans held-for-investment	—	—	(3,431)	820	(2,611)
Proceeds from sales of finance receivables and loans initially held-for-investment	820	—	—	(820)	—
Originations and repayments of finance receivables and loans held-for-investment and other, net	1,331	—	(1,969)	—	(638)
Net change in loans — intercompany	83	—	(5)	(78)	—
Purchases of operating lease assets	—	—	(2,107)	—	(2,107)
Disposals of operating lease assets	6	—	1,757	—	1,763
Capital contributions to subsidiaries	(57)	(6)	—	63	—
Returns of contributed capital	194	—	—	(194)	—
Net change in nonmarketable equity investments	—	—	(46)	—	(46)
Other, net	(3)	—	(183)	—	(186)
Net cash provided by (used in) investing activities	2,374	(6)	(8,259)	(226)	(6,117)
Financing activities
Net change in short-term borrowings — third party	(505)	—	(3,800)	—	(4,305)
Net (decrease) increase in deposits	(6)	—	5,324	123	5,441
Proceeds from issuance of long-term debt — third party	32	—	12,908	—	12,940
Repayments of long-term debt — third party	(2,412)	—	(7,388)	—	(9,800)
Net change in debt — intercompany	(138)	—	(83)	221	—
Repurchase of common stock	(380)	—	—	—	(380)
Dividends paid — third party	(115)	—	—	—	(115)
Dividends paid and returns of contributed capital — intercompany	—	(1,500)	(1,995)	3,495	—
Capital contributions from parent	—	6	57	(63)	—
Net cash (used in) provided by financing activities	(3,524)	(1,494)	5,023	3,776	3,781
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	—	—	(3)	—	(3)
Net decrease in cash and cash equivalents and restricted cash	(192)	—	(386)	248	(330)
Cash and cash equivalents and restricted cash at beginning of year	1,395	—	5,707	(1,833)	5,269
Cash and cash equivalents and restricted cash at June 30,	$1,203	$—	$5,321	$(1,585)	$4,939

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

June 30, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$1,071	$—	$4,438	$(1,585)	$3,924
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	132	—	883	—	1,015
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$1,203	$—	$5,321	$(1,585)	$4,939

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 10 for additional details describing the nature of restricted cash balances.

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
24.    Subsequent Events
Declaration of Quarterly Dividend
On July 16, 2019, the Board declared a quarterly cash dividend of $0.17 per share on all common stock. The dividend is payable on August 15, 2019, to stockholders of record at the close of business on August 1, 2019.
Health Credit Services Acquisition
On July 16, 2019, we signed an agreement to acquire Health Credit Services, a digital point-of-sale payment provider that offers financing to consumers, for approximately $190 million. The transaction is currently expected to close in the fourth quarter of 2019. The transaction is subject to the satisfaction of regulatory and other customary closing conditions.

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

•	uncertainty about the future of the London Interbank Offered Rate (LIBOR) and any negative impacts that could result;

•	changes in business or consumer sentiment, preferences, or behavior, including spending, borrowing, or saving by businesses or households;

•	changes in our corporate or business strategies, the composition of our assets, or the way in which we fund those assets;

•	our ability to execute our business strategy for Ally Bank, including its digital focus;

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
Ally Financial Inc. • Form 10-Q

Selected Financial Data
The selected historical financial information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), and our Condensed Consolidated Financial Statements and the notes thereto. The historical financial information presented may not be indicative of our future performance.
The following table presents selected Condensed Consolidated Statement of Comprehensive Income and earnings per common share data.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data; shares in thousands)	2019	2018	2019	2018
Total financing revenue and other interest income	$2,491	$2,232	$4,924	$4,348
Total interest expense	1,095	873	2,150	1,667
Net depreciation expense on operating lease assets	239	265	485	538
Net financing revenue and other interest income	1,157	1,094	2,289	2,143
Total other revenue	395	364	861	718
Total net revenue	1,552	1,458	3,150	2,861
Provision for loan losses	177	158	459	419
Total noninterest expense	881	839	1,711	1,653
Income from continuing operations before income tax (benefit) expense	494	461	980	789
Income tax (benefit) expense from continuing operations	(90)	113	21	189
Net income from continuing operations	584	348	959	600
(Loss) income from discontinued operations, net of tax	(2)	1	(3)	(1)
Net income	$582	$349	$956	$599
Basic earnings per common share (a):
Net income from continuing operations	$1.47	$0.81	$2.39	$1.38
Net income	1.46	0.81	2.39	1.38
Weighted-average common shares outstanding	398,100	430,628	401,098	433,405
Diluted earnings per common share (a):
Net income from continuing operations	$1.46	$0.80	$2.38	$1.38
Net income	1.46	0.81	2.37	1.37
Weighted-average common shares outstanding	399,916	432,554	402,921	435,727
Common share information:
Cash dividends declared per common share	$0.17	$0.13	$0.34	$0.26
Period-end common shares outstanding	392,775	425,752	392,775	425,752

(a)	Includes shares related to share-based compensation that vested but were not yet issued.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following tables present selected Condensed Consolidated Balance Sheet and ratio data.

June 30, ($ in millions)	2019	2018
Selected period-end balance sheet data:
Total assets	$180,448	$171,345
Total deposit liabilities	$116,325	$98,734
Long-term debt	$37,466	$47,328
Total equity	$14,316	$13,139

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Financial ratios:
Return on average assets (a)	1.29%	0.82%	1.08%	0.72%
Return on average equity (a)	16.92%	10.71%	14.20%	9.19%
Equity to assets (a)	7.64%	7.68%	7.58%	7.78%
Common dividend payout ratio (b)	11.64%	16.05%	14.23%	18.84%
Net interest spread (a) (c)	2.43%	2.53%	2.44%	2.50%
Net yield on interest-earning assets (a) (d)	2.66%	2.68%	2.66%	2.66%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)	Common dividend payout ratio was calculated using basic earnings per common share.

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

	June 30, 2019		June 30, 2018
($ in millions)	Transitional	Fully phased-in (a)	Transitional	Fully phased-in (a)
Common Equity Tier 1 capital ratio	9.52%	9.51%	9.37%	9.35%
Tier 1 capital ratio	11.19%	11.18%	11.09%	11.06%
Total capital ratio	12.73%	12.72%	12.66%	12.63%
Tier 1 leverage ratio (to adjusted quarterly average assets) (b)	9.05%	9.05%	9.21%	9.21%
Total equity	$14,316	$14,316	$13,139	$13,139
Goodwill and certain other intangibles	(281)	(281)	(289)	(289)
Deferred tax assets arising from net operating loss and tax credit carryforwards (c)	(84)	(84)	(251)	(251)
Other adjustments	(64)	(64)	666	666
Common Equity Tier 1 capital	13,887	13,887	13,265	13,265
Trust preferred securities	2,494	2,494	2,492	2,492
Other adjustments	(62)	(62)	(59)	(59)
Tier 1 capital	16,319	16,319	15,698	15,698
Qualifying subordinated debt and other instruments qualifying as Tier 2	1,032	1,032	1,030	1,030
Qualifying allowance for credit losses and other adjustments	1,221	1,221	1,198	1,198
Total capital	$18,572	$18,572	$17,926	$17,926
Risk-weighted assets (d)	$145,874	$146,030	$141,605	$141,892

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2019	2018	Favorable/(unfavorable) % change	2019	2018	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,083	$988	10	$2,131	$1,963	9
Insurance	301	279	8	673	537	25
Mortgage Finance	50	46	9	102	90	13
Corporate Finance	71	71	—	136	125	9
Corporate and Other	47	74	(36)	108	146	(26)
Total	$1,552	$1,458	6	$3,150	$2,861	10
Income (loss) from continuing operations before income tax (benefit) expense
Dealer Financial Services
Automotive Finance	$459	$382	20	$788	$650	21
Insurance	—	11	(100)	145	38	n/m
Mortgage Finance	14	14	—	27	22	23
Corporate Finance	46	58	(21)	59	87	(32)
Corporate and Other	(25)	(4)	n/m	(39)	(8)	n/m
Total	$494	$461	7	$980	$789	24
n/m = not meaningful

•
Our Dealer Financial Services is one of the largest full service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and customers. Dealer Financial Services consists of two separate reportable segments—Automotive Finance and Insurance operations.

Our automotive finance services include purchasing retail installment sales contracts and operating leases from dealers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers. The automotive marketplace is dynamic and evolving, and we are focused on meeting the needs of both our dealer and consumer customers and continuing to strengthen and expand upon approximately 4.4 million consumer accounts in our portfolio and approximately 18,200 dealer relationships we have. Clearlane, our online automotive lender exchange, expands our direct-to-

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

consumer capabilities and provides a digital platform for consumers seeking financing. Additionally, we continue to identify and cultivate relationships with automotive retailers including those with leading eCommerce platforms. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers.
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
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. We serve approximately 2.4 million end consumers and have active relationships with approximately 4,600 dealerships nationwide across Finance and Insurance (F&I) and Property and Casualty (P&C) products. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we offer vehicle service contracts (VSCs), vehicle maintenance contracts (VMCs), guaranteed asset protection (GAP) products, and other ancillary products desired by consumers. We also underwrite selected commercial insurance coverages, which primarily insure dealers’ wholesale vehicle inventory. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models. We also offer ClearGuard, on the SmartAuction platform, which is a protection product designed to minimize the risk to dealers from arbitration claims for eligible vehicles sold at auction. Additionally, we are the preferred VSC and protection plan provider for GM Canada.

•
Our Mortgage Finance operations consist of the management of held-for-investment and held-for-sale consumer mortgage loan portfolios. Our held-for-investment portfolio includes bulk purchases of high-quality jumbo and low-to-moderate income (LMI) mortgage loans originated by third parties, and a direct-to-consumer mortgage offering under the Ally Home brand.

Through the bulk loan channel, we purchase loans from several qualified sellers including direct originators and large aggregators who have the financial capacity to support strong representations and warranties and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage prepayments through retention modification or refinancing through our direct-to-consumer channel. During the three months and six months ended June 30, 2019, we purchased $678 million and $1.9 billion of mortgage loans that were originated by third parties. Our mortgage loan purchases are held-for-investment.
Through our direct-to-consumer channel, which was introduced late in 2016, we offer a variety of competitively-priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment provider. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo and LMI mortgages are originated as held-for-investment. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April of 2019, we announced a strategic partnership with Better.com, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, Better.com conducts the processing, underwriting, and closing for Ally’s digital mortgage offering in a highly innovative, scalable, and cost-efficient manner. Ally and Better.com launched a pilot program in nine states during July, with a broader market integration expected by year-end.
The combination of our bulk portfolio purchase program and our direct-to-consumer strategy provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.

•
Our Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies. We believe our growing deposit-based funding model, coupled with our expanded product offerings and deep industry relationships, provide an advantage over our competition, which includes other banks as well as publicly and privately held finance companies. Our Corporate Finance lending portfolio is generally composed of first-lien, first-out loans. Our primary focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, expansions, restructurings, and working capital. The portfolio is well diversified across multiple industries including manufacturing, distribution, services, and other specialty sectors. These specialty sectors include our Technology Finance and Healthcare verticals. In late 2017, we expanded our Healthcare vertical to include a commercial real estate product focused on lending to skilled nursing facilities, senior housing, medical office buildings, and hospitals. Additionally, we recently launched a new lender finance product, providing senior secured asset-based lending facilities to non-bank middle-market lenders.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

•
Corporate and Other primarily consists of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes activity related to certain equity investments, which primarily consist of Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments.

In May 2017, we launched Ally Invest, our digital brokerage and wealth management offering, which enables us to complement our competitive deposit products with low-cost investing through the platform we acquired from the June 2016 acquisition of TradeKing Group, Inc. (TradeKing). Through Ally Invest, we are able to offer a broader array of personal finance products through a fully integrated digital consumer platform centered around self-directed products and digital advisory services. Our value proposition is based on the combination of attractive pricing, a broad product offering for active and passive investors, and outstanding client-focused and user-friendly customer service that is accessible twenty-four hours a day, seven days a week, via the phone, web or email—consistent with the Ally brand. Financial results related to our online brokerage operations are currently included within Corporate and Other.
We continue to invest in enhancing the customer experience with integrated features across product lines on our digital platform, build upon our strong brand, and leverage our innovative culture. Upon launching our first ever enterprise-wide campaign themed “Do It Right,” we introduced a broad audience to our full suite of digital financial services, which emphasizes our relentless customer-centric focus and commitment to constantly create and reinvent our product offerings and digital experiences to meet the needs of consumers. Our product offerings and brand continue to gain traction in the marketplace, as demonstrated by industry recognition of our award-winning direct online bank and strong retention rates of our customer base.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by business line.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2019	2018	Favorable/(unfavorable) % change	2019	2018	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,491	$2,232	12	$4,924	$4,348	13
Total interest expense	1,095	873	(25)	2,150	1,667	(29)
Net depreciation expense on operating lease assets	239	265	10	485	538	10
Net financing revenue and other interest income	1,157	1,094	6	2,289	2,143	7
Other revenue
Insurance premiums and service revenue earned	261	239	9	522	495	5
Gain on mortgage and automotive loans, net	2	1	100	12	2	n/m
Other gain on investments, net	39	27	44	147	15	n/m
Other income, net of losses	93	97	(4)	180	206	(13)
Total other revenue	395	364	9	861	718	20
Total net revenue	1,552	1,458	6	3,150	2,861	10
Provision for loan losses	177	158	(12)	459	419	(10)
Noninterest expense
Compensation and benefits expense	296	292	(1)	614	598	(3)
Insurance losses and loss adjustment expenses	127	101	(26)	186	164	(13)
Other operating expenses	458	446	(3)	911	891	(2)
Total noninterest expense	881	839	(5)	1,711	1,653	(4)
Income from continuing operations before income tax (benefit) expense	494	461	7	980	789	24
Income tax (benefit) expense from continuing operations	(90)	113	180	21	189	89
Net income from continuing operations	$584	$348	68	$959	$600	60
n/m = not meaningful
We earned net income from continuing operations of $584 million and $959 million for the three months and six months ended June 30, 2019, respectively, compared to $348 million and $600 million for the three months and six months ended June 30, 2018. During the three months and six months ended June 30, 2019, results were favorably impacted by an income tax benefit from the release of valuation allowance of approximately $200 million on foreign tax credit carryforwards during the second quarter of 2019, and higher net financing revenue across our lending operations, driven primarily by higher yields and growth in earning assets. Results for the six months ended June 30, 2019, were also favorably impacted by higher market values of equity investments primarily within our Insurance operations. These items were partially offset by higher provision for loan losses, and higher noninterest expense.
Net financing revenue and other interest income increased $63 million and $146 million for the three months and six months ended June 30, 2019, respectively, compared to the three months and six months ended June 30, 2018. Within our Automotive Finance operations, consumer automotive financing revenue benefited from improved portfolio yields as a result of our continued focus on expanding risk-adjusted returns, and higher average retail asset levels resulting from sustained asset growth. Commercial automotive net financing revenue also increased due primarily to higher yields resulting from higher benchmark interest rates. Income from interest and dividends on investment securities and other earning assets, including cash and cash equivalents, increased $60 million and $132 million for the three months and six months ended June 30, 2019, compared to the same periods in 2018, due to both higher yields and higher balances of investment securities as we continue to utilize this portfolio to manage liquidity and generate a stable source of income. Financing revenue and other interest income within our Mortgage Finance operations was favorably impacted by increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans and direct-to-consumer originations. Financing revenue and other interest income within our Corporate Finance operations was favorably impacted by our strategy to prudently grow assets and our product suite within existing verticals while selectively pursuing opportunities to broaden industry and product diversification. The increases to financing revenue and other interest income were partially offset by increases of 25% and 29% in total interest expense for the three months and six months ended June 30, 2019, respectively, compared to the three months and six months ended June 30, 2018. While we continue to shift borrowings toward more cost-effective deposit funding and reduce our dependence on market-based funding through reductions in higher-cost secured

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

and unsecured debt, interest expense increased as a result of higher market rates across all funding sources. Additionally, our overall borrowing levels were higher to support the growth in our lending operations. Our total deposit liabilities increased $17.6 billion to $116.3 billion as of June 30, 2019, as compared to $98.7 billion as of June 30, 2018.
Insurance premiums and service revenue earned was $261 million and $522 million for the three months and six months ended June 30, 2019, respectively, compared to $239 million and $495 million for the same periods in 2018. The increases for the three months and six months ended June 30, 2019, were primarily due to higher vehicle inventory insurance rates and portfolio growth.
Gain on mortgage and automotive loans increased $1 million and $10 million for the three months and six months ended June 30, 2019, as compared to the same periods in 2018. We continue to selectively utilize whole-loan sales to proactively manage our credit exposure, asset levels, funding, and capital utilization, including the sale of previously written-down consumer automotive loans related to consumers in Chapter 13 bankruptcy.
Other gain on investments was $39 million and $147 million for the three months and six months ended June 30, 2019, respectively, compared to $27 million and $15 million for the same periods in 2018. During the three months ended June 30, 2019, gross realized gains from our available-for-sale securities portfolio increased $23 million due to favorable market conditions as compared to the same period in 2018. This increase was partially offset by lower realized and unrealized gains on equity securities. The gain on investments for the six months ended June 30, 2019, includes $75 million of unrealized gains as a result of changes in the fair value of our portfolio of equity securities, compared to $32 million of unrealized losses in the fair value of our portfolio of equity securities for the six months ended June 30, 2018.
Other income decreased $4 million and $26 million for the three months and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decreases for the three months and six months ended June 30, 2019, were primarily due to lower syndication income, lower servicing fee income resulting from lower levels of off-balance sheet consumer automotive serviced loans, and lower remarketing income related to lower operating lease termination volume. Additionally, other income decreased during the six months ended June 30, 2019, due to lower income related to certain equity hedges.
The provision for loan losses was $177 million and $459 million for the three months and six months ended June 30, 2019, respectively, compared to $158 million and $419 million for the same periods in 2018. The increase in provision for loan losses was primarily driven by reserve reductions during the three and six months ended June 30, 2018, associated with hurricane activity experienced during 2017 within our retail automotive loan portfolio, and a recovery of $6 million recognized within our corporate finance portfolio both during the three months and six months ended June 30, 2018. Additionally, for the six months ended June 30, 2019, provision expense was unfavorably impacted by two specific corporate finance loan exposures which were within separate industries, each with unique considerations. These items were partially offset by lower net charge-offs in our retail automotive loan portfolio, despite continued loan portfolio growth, as we continue to experience strong overall credit performance driven by favorable macroeconomic conditions including low unemployment, as well as continued disciplined underwriting and higher recoveries. Refer to the Risk Management section of this MD&A for further discussion on our provision for loan losses.
Noninterest expense increased $42 million and $58 million for the three months and six months ended June 30, 2019, as compared to the same periods in 2018. The increases for the three months ended June 30, 2019, were driven by higher weather-related losses due to specific weather events within our Insurance operations. Additionally, noninterest expense increased for three months and six months ended June 30, 2019, to support the growth of our consumer and commercial product suite. We continue to make investments in our technology platform to enhance the customer experience and expand our digital capabilities, and in marketing activities to promote brand awareness and drive retail deposit growth.
We recognized total income tax benefit from continuing operations of $90 million and income tax expense of $21 million for the three months and six months ended June 30, 2019, respectively, compared to $113 million and $189 million for the same periods in 2018. The decreases in income tax expense for the three months and six months ended June 30, 2019, compared to the same periods in 2018, were primarily due to a release of valuation allowance of approximately $200 million on foreign tax credit carryforwards during the second quarter of 2019. The valuation allowance release during the three months ended June 30, 2019, was primarily driven by our current capacity to engage in certain securitization transactions and the market demand from investors related to these transactions, coupled with the anticipated timing of the forecasted expiration of certain tax credit carryforwards. Additionally, the decrease in income tax expense for the six months ended June 30, 2019, compared to the same period in 2018, was partially offset by the tax effects of an increase in pretax earnings.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2019	2018	Favorable/(unfavorable) % change	2019	2018	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,184	$1,058	12	$2,314	$2,070	12
Commercial	412	371	11	834	713	17
Loans held-for-sale	—	—	—	1	—	n/m
Operating leases	363	374	(3)	724	756	(4)
Other interest income	3	1	n/m	4	3	33
Total financing revenue and other interest income	1,962	1,804	9	3,877	3,542	9
Interest expense	701	614	(14)	1,390	1,170	(19)
Net depreciation expense on operating lease assets	239	265	10	485	538	10
Net financing revenue and other interest income	1,022	925	10	2,002	1,834	9
Other revenue
Gain on automotive loans, net	—	—	—	8	—	n/m
Other income	61	63	(3)	121	129	(6)
Total other revenue	61	63	(3)	129	129	—
Total net revenue	1,083	988	10	2,131	1,963	9
Provision for loan losses	180	170	(6)	442	429	(3)
Noninterest expense
Compensation and benefits expense	127	130	2	263	261	(1)
Other operating expenses	317	306	(4)	638	623	(2)
Total noninterest expense	444	436	(2)	901	884	(2)
Income from continuing operations before income tax (benefit) expense	$459	$382	20	$788	$650	21
Total assets	$114,955	$114,915	—	$114,955	$114,915	—
n/m = not meaningful

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Components of net operating lease revenue, included in amounts above, were as follows.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2019	2018	Favorable/(unfavorable) % change	2019	2018	Favorable/(unfavorable) % change
Net operating lease revenue
Operating lease revenue	$363	$374	(3)	$724	$756	(4)
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains)	262	281	7	523	572	9
Remarketing gains, net	(23)	(16)	44	(38)	(34)	12
Net depreciation expense on operating lease assets	239	265	10	485	538	10
Total net operating lease revenue	$124	$109	14	$239	$218	10
Investment in operating leases, net	$8,407	$8,639	(3)	$8,407	$8,639	(3)
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$72,274	6.58%	$69,941	6.08%	$71,631	6.53%	$69,337	5.99%
Commercial
Wholesale floorplan	29,031	4.77	29,309	4.12	29,508	4.80	29,334	3.97
Other commercial automotive (d)	5,719	4.70	6,161	4.56	5,643	4.72	6,132	4.44
Investment in operating leases, net (e)	8,370	5.94	8,583	5.09	8,379	5.75	8,606	5.11

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

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

(e)
Yield includes gains on the sale of off-lease vehicles of $23 million and $38 million for the three months and six months ended June 30, 2019, respectively, compared to $16 million and $34 million for the three months and six months ended June 30, 2018. Excluding these gains on sale, the annualized yield would be 4.84% for both the three months and six months ended June 30, 2019, compared to 4.35% and 4.31% for the three months and six months ended June 30, 2018, respectively.

Our Automotive Finance operations earned income from continuing operations before income tax expense of $459 million and $788 million for the three months and six months ended June 30, 2019, respectively, compared to $382 million and $650 million for the three months and six months ended June 30, 2018. During the three months and six months ended June 30, 2019, we continued to focus on driving capital optimization and expanding risk-adjusted returns. As a result, we experienced higher consumer loan financing revenue, primarily due to an increase in consumer loan portfolio yields and asset levels. We also experienced higher commercial financing revenue due to higher yields resulting from higher benchmark interest rates. Growth in finance revenue for both the three months and six months ended June 30, 2019, was partially offset by higher interest expense driven by higher funding costs and growth in our consumer loan portfolio.
Consumer loan financing revenue increased $126 million and $244 million for the three months and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increases were primarily due to improved portfolio yields as a result of our continued focus on expanding risk-adjusted returns, and higher average retail asset levels resulting from sustained asset growth, including a continued focus on the used-vehicle portfolio primarily through franchised dealers. Additionally, we have continued to identify and grow relationships with automotive retailers including those with leading eCommerce platforms. Through these actions, we continue to optimize our origination mix and achieve greater portfolio diversification.
Commercial loan financing revenue increased $41 million and $121 million for the three months and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increases were primarily due to higher yields resulting from higher benchmark interest rates. For the three months ended June 30, 2019, the increase was partially offset by a decrease in average outstanding floorplan assets compared to the same period in 2018.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Interest expense was $701 million and $1.4 billion for the three months and six months ended June 30, 2019, respectively, compared to $614 million and $1.2 billion in the same periods in 2018. The increases were primarily due to higher funding costs and growth in our consumer automotive loan portfolio.
We recorded gains from the sale of automotive loans of $8 million for the six months ended June 30, 2019, compared to no gains for the three months and six months ended June 30, 2018. We continue to selectively utilize whole-loan sales to proactively manage our credit exposure, asset levels, funding, and capital utilization, including the sale of previously written-down consumer automotive loans related to consumers in Chapter 13 bankruptcy. There were no such sales during the three months ended June 30, 2019, or the six months ended June 30, 2018.
Other income decreased 3% and 6% for the three months and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decreases were primarily due to a decrease in remarketing fee income resulting from lower operating lease termination volume, as well as a decrease in servicing fee income resulting from lower levels of off-balance sheet consumer automotive serviced loans.
Total net operating lease revenue increased $15 million and $21 million for the three months and six months ended June 30, 2019, respectively, compared to the same periods in 2018. These increases were primarily due to favorable performance in our outstanding portfolio of trucks and sport utility vehicles, as well as a more favorable shift in portfolio mix of vehicle type, as our share of sport utility vehicles has increased compared to the same periods in 2018. Additionally, we recognized remarketing gains of $23 million and $38 million for the three months and six months ended June 30, 2019, compared to $16 million and $34 million for the same periods in 2018. The increases were primarily due to higher gain per unit, partially offset by a lower number of terminated units. This was partially offset by a reduction in our outstanding portfolio of leased vehicles, primarily due to the runoff of our legacy GM operating lease portfolio, which was substantially wound-down as of June 30, 2018. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for loan losses was $180 million and $442 million for the three months and six months ended June 30, 2019, respectively, compared to $170 million and $429 million for the same periods in 2018. The increases were largely driven by reserve reductions during the three months and six months ended June 30, 2018, associated with hurricane activity experienced during 2017 within our retail automotive loan portfolio. This activity was largely offset by lower net charge-offs, despite continued growth within our retail automotive loan portfolio. We continue to experience strong overall credit performance driven by favorable macroeconomic conditions including low unemployment, as well as continued disciplined underwriting, and higher recoveries. Refer to the Risk Management section of this MD&A for further discussion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing
For the three months and six months ended June 30, 2019, our portfolio yield for consumer automotive loans increased 50 and 54 basis points, respectively, relative to the same periods in 2018. We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates at the time of origination, anticipated operating costs, and targeted return on equity. The increases in rates on recent loan originations were primarily the result of our continued focus on risk adjusted returns and increased levels of used vehicle loan volume. Over the past several years, we have continued to focus on portfolio diversification and the used vehicle segment, primarily through franchised dealers, which has contributed to higher yields on our consumer automotive loan portfolio. Commensurate with this shift in origination mix, we continue to maintain consistent, disciplined underwriting within our new and used consumer automotive loan originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.5 billion, or approximately 11.6% of our total consumer automotive loans at June 30, 2019, as compared to $8.3 billion, or approximately 11.7% of our total consumer automotive loans at December 31, 2018.
The following table presents retail loan originations by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended June 30, 2019
S	$1.3	25	738	$1.5	44	743
A	2.2	42	678	1.4	41	676
B	1.2	23	645	0.4	12	644
C	0.4	8	607	0.1	3	613
D	0.1	2	519	—	—	579
Total retail originations	$5.2	100	678	$3.4	100	698
Three months ended June 30, 2018
S	$1.3	27	738	$1.6	46	746
A	2.1	43	675	1.3	37	675
B	1.2	24	644	0.5	14	645
C	0.3	6	612	0.1	3	616
Total retail originations	$4.9	100	680	$3.5	100	700
Six months ended June 30, 2019
S	$2.7	26	738	$3.0	46	744
A	4.3	41	677	2.5	38	676
B	2.5	24	644	0.8	13	643
C	0.8	8	608	0.2	3	612
D	0.1	1	537	—	—	571
Total retail originations	$10.4	100	680	$6.5	100	699
Six months ended June 30, 2018
S	$2.7	28	738	$3.4	48	747
A	4.1	42	674	2.5	35	675
B	2.3	24	643	1.0	14	645
C	0.6	6	609	0.2	3	614
Total retail originations	$9.7	100	681	$7.1	100	702

(a)
Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; loan-to-value (LTV) ratio; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring. We originated an insignificant amount of retail loans classified below Tier C during the three months and six months ended June 30, 2018.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
0–71	19%	19%	20%	20%
72–75	66	68	66	67
76 +	15	13	14	13
Total retail originations (a)	100%	100%	100%	100%

(a)	Excludes RV loans.
Retail originations with a term of 76 months or more represented 15% and 14% of total retail originations for the three months and six months ended June 30, 2019, respectively, compared to 13% for both the three months and six months ended June 30, 2018. Substantially all of the loans originated with a term of 76 months or more during the three months and six months ended June 30, 2019, and 2018, were considered to be prime and in credit tiers S, A, or B. We define prime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.
The following table presents the percentage of total outstanding retail loans by origination year.

June 30,	2019	2018
Pre-2015	3%	7%
2015	7	14
2016	14	23
2017	22	33
2018	32	23
2019	22	—
Total	100%	100%
The 2019, 2018, and 2017 vintages comprise 76% of the overall retail portfolio as of June 30, 2019, and have higher average buy rates than older vintages.
The following tables present the total retail loan and operating lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2019	2018	2019	2018
Used retail	$5,259	$4,924	54	51
New retail standard	3,368	3,365	34	35
Lease	1,060	1,228	11	13
New retail subvented	56	62	1	1
Total consumer automotive financing originations (a)	$9,743	$9,579	100	100

(a)
Includes Commercial Services Group (CSG) originations of $1.0 billion and $892 million for the three months ended June 30, 2019, and 2018, respectively, and RV originations of $90 million for the three months ended June 30, 2018.

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2019	2018	2019	2018
Used retail	$10,411	$9,693	55	51
New retail standard	6,417	6,971	34	37
Lease	1,943	2,275	10	12
New retail subvented	123	104	1	—
Total consumer automotive financing originations (a)	$18,894	$19,043	100	100

(a)	Includes CSG originations of $2.0 billion and $1.9 billion for the six months ended June 30, 2019, and 2018, respectively, and RV originations of $190 million for the six months ended June 30, 2018.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2019	2018	2019	2018
Growth channel	$4,862	$4,319	50	45
Chrysler dealers	2,450	2,719	25	28
GM dealers	2,431	2,541	25	27
Total consumer automotive financing originations	$9,743	$9,579	100	100

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2019	2018	2019	2018
Growth channel	$9,353	$8,502	50	45
GM dealers	4,805	5,387	25	28
Chrysler dealers	4,736	5,154	25	27
Total consumer automotive financing originations	$18,894	$19,043	100	100
During the three months and six months ended June 30, 2019, total consumer loan and operating lease originations increased $164 million and decreased $149 million, respectively, compared to the same periods in 2018. For the three months ended June 30, 2019, the increase was primarily due to increased originations from the Growth channel, which was partially offset by lower originations from the Chrysler and GM channels. For the six months ended June 30, 2019, the decrease was primarily due to lower originations from the Chrysler and GM channels, which was partially offset by increased originations from the Growth channel. Over the past several years we have continued to diversify our portfolio through the Growth channel, including increased levels of used vehicle loan volume, which we view as an attractive asset class consistent with our continued focus on obtaining appropriate risk-adjusted returns.
We have included origination metrics by loan term and FICO® Score within this MD&A. However, the proprietary way we evaluate risk is based on multiple inputs as described in the section titled Automotive Financing Volume—Acquisition and Underwriting within the MD&A in our 2018 Annual Report on Form 10-K.
The following tables present the percentage of retail loan and operating lease originations, in dollars, by FICO® Score and product type.

	Used retail		New retail		Lease
Three months ended June 30,	2019	2018	2019	2018	2019	2018
740 +	17%	18%	23%	25%	50%	48%
660–739	39	39	35	34	34	35
620–659	25	28	20	22	10	10
540–619	13	12	7	6	4	5
< 540	2	1	1	1	—	—
Unscored (a)	4	2	14	12	2	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%

(a)	Unscored are primarily CSG contracts with business entities that have no FICO® Score.

	Used retail		New retail		Lease
Six months ended June 30,	2019	2018	2019	2018	2019	2018
740 +	18%	19%	24%	26%	48%	48%
660–739	39	38	34	34	34	35
620–659	25	28	20	21	11	10
540–619	12	12	6	6	5	5
< 540	2	1	1	1	—	—
Unscored (a)	4	2	15	12	2	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%

(a)	Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 11% of total consumer loan and operating lease originations for both the three months and six months ended June 30, 2019, and 10% for both the three months and six months ended June 30, 2018. Consumer loans and operating leases with FICO® Scores of less than 540 continued to comprise only 1% of total originations for the

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

three months and six months ended June 30, 2019. Nonprime applications that are not automatically declined by our proprietary credit-scoring models for risk reasons are manually reviewed and decisioned by an experienced underwriting team. The nonprime portfolio is subject to more stringent underwriting criteria for certain loan attributes (e.g., payment-to-income, mileage, and maximum amount financed) and generally does not include any loans with a term of 76 months or more. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
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

	Average balance		Average balance
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
GM new vehicles	41%	42%	40%	42%
Chrysler new vehicles	33	31	33	30
Growth new vehicles	14	14	14	15
Used vehicles	12	13	13	13
Total	100%	100%	100%	100%
Total commercial wholesale finance receivables	$29,031	$29,309	$29,508	$29,334
Average commercial wholesale financing receivables outstanding decreased $278 million and increased $174 million during the three months and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decrease for the three months ended June 30, 2019, was primarily driven by a reduction in the number of GM dealer relationships due to the competitive environment across the automotive lending market, partially offset by higher average vehicle prices. The increase for the six months ended June 30, 2019, was primarily driven by higher average vehicle prices, as well as increased inventory levels at GM and Chrysler dealers. These two factors were partially offset by a reduction in the number of GM and Chrysler dealer relationships due to the competitive environment across the automotive lending market. Dealer inventory levels are dependent on a number of factors, including manufacturer production schedules and vehicle mix, sales incentives, and industry sales—all of which can influence future wholesale balances.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. Other commercial automotive loans decreased 7% and 8% for the three months and six months ended June 30, 2019, respectively, compared to the same periods in 2018, to an average of $5.7 billion and $5.6 billion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2019	2018	Favorable/(unfavorable) % change	2019	2018	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$261	$239	9	$522	$495	5
Interest and dividends on investment securities and cash and cash equivalents, net (a)	15	13	15	27	25	8
Other gain on investments, net (b)	23	25	(8)	118	11	n/m
Other income	2	2	—	6	6	—
Total insurance premiums and other income	301	279	8	673	537	25
Expense
Insurance losses and loss adjustment expenses	127	101	(26)	186	164	(13)
Acquisition and underwriting expense
Compensation and benefits expense	20	18	(11)	41	39	(5)
Insurance commissions expense	117	109	(7)	231	219	(5)
Other expenses	37	40	8	70	77	9
Total acquisition and underwriting expense	174	167	(4)	342	335	(2)
Total expense	301	268	(12)	528	499	(6)
Income from continuing operations before income tax (benefit) expense	$—	$11	(100)	$145	$38	n/m
Total assets	$8,241	$7,634	8	$8,241	$7,634	8
Insurance premiums and service revenue written	$314	$278	13	$619	$553	12
Combined ratio (c)	114.4%	111.2%		100.0%	99.6%
n/m = not meaningful

(a)
Includes interest expense of $19 million and $38 million for the three months and six months ended June 30, 2019, respectively, and $16 million and $32 million for the three months and six months ended June 30, 2018.

(b)
Includes net unrealized gains on equity investments of $4 million and $69 million for the three months and six months ended June 30, 2019, respectively, $8 million of net unrealized gains for the three months ended June 30, 2018, and net unrealized losses of $27 million for the six months ended June 30, 2018.

(c)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Our Insurance operations income from continuing operations before income tax expense was $0 million during the three months ended June 30, 2019, and $145 million for the six months ended June 30, 2019, compared to $11 million and $38 million for the three months and six months ended June 30, 2018, respectively. The decrease for the three months ended June 30, 2019, was primarily due to higher weather losses in 2019, compared to lower than average weather losses for the three months ended June 30, 2018. The increase for the six months ended June 30, 2019, was primarily driven by $118 million of gains related to equity investments, compared to $11 million of gains for the six months ended June 30, 2018.
Insurance premiums and service revenue earned was $261 million and $522 million for the three months and six months ended June 30, 2019, respectively, compared to $239 million and $495 million for the three months and six months ended June 30, 2018. The increases for the three months and six months ended June 30, 2019, were primarily due to higher vehicle inventory insurance rates and portfolio growth.
Insurance losses and loss adjustment expenses totaled $127 million and $186 million for the three months and six months ended June 30, 2019, respectively, compared to $101 million and $164 million for the same periods in 2018. The increases for the three months and six months ended June 30, 2019, were primarily driven by higher weather-related losses due to specific weather events and portfolio growth within our vehicle inventory insurance business. Higher weather losses contributed to an increase in the combined ratio to 114.4% and 100.0% for the three months and six months ended June 30, 2019, respectively, compared to 111.2% and 99.6% for the three months and six months ended June 30, 2018. In April 2019, we renewed our annual reinsurance program and continue to utilize this coverage to manage our risk of weather-related loss.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Premium and Service Revenue Written
The following table summarizes premium and service revenue written by product.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Vehicle service contracts
New retail	$117	$124	$217	$231
Used retail	167	143	325	273
Reinsurance (a)	(45)	(42)	(100)	(88)
Total vehicle service contracts (b)	239	225	442	416
Vehicle inventory insurance (c)	44	27	120	89
Other (d)	31	26	57	48
Total	$314	$278	$619	$553

(a)	Reinsurance represents the transfer of premiums and risk from an Ally insurance company to a third-party insurance company.

(b)	VSC revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern.

(c)	Vehicle inventory insurance includes dealer ancillary products.

(d)	Other products include GAP coverage, VMCs, ClearGuard, and other ancillary products.
Insurance premiums and service revenue written was $314 million and $619 million for the three months and six months ended June 30, 2019, respectively, compared to $278 million and $553 million for the same periods in 2018. The increases for the three months and six months ended June 30, 2019, were primarily due to growth in VSC and vehicle inventory insurance products, with continued momentum in the Growth channel, which represents our non-GM volume.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	June 30, 2019	December 31, 2018
Cash
Noninterest-bearing cash	$182	$252
Interest-bearing cash	916	644
Total cash	1,098	896
Equity securities	582	766
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	625	460
U.S. States and political subdivisions	513	691
Foreign government	149	145
Agency mortgage-backed residential	1,095	758
Mortgage-backed residential	128	135
Corporate debt	1,348	1,241
Total available-for-sale securities	3,858	3,430
Total cash and securities	$5,538	$5,092

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2019	2018	Favorable/(unfavorable) % change	2019	2018	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$150	$114	32	$296	$219	35
Interest expense	104	70	(49)	200	132	(52)
Net financing revenue and other interest income	46	44	5	96	87	10
Gain on mortgage loans, net	2	1	100	4	2	100
Other income, net of losses	2	1	100	2	1	100
Total other revenue	4	2	100	6	3	100
Total net revenue	50	46	9	102	90	13
Provision for loan losses	—	—	—	2	2	—
Noninterest expense
Compensation and benefits expense	9	8	(13)	17	16	(6)
Other operating expenses	27	24	(13)	56	50	(12)
Total noninterest expense	36	32	(13)	73	66	(11)
Income from continuing operations before income tax (benefit) expense	$14	$14	—	$27	$22	23
Total assets	$16,584	$13,385	24	$16,584	$13,385	24
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $14 million and $27 million for the three months and six months ended June 30, 2019, respectively, compared to $14 million and $22 million for the three months and six months ended June 30, 2018. The increase for the six months ended June 30, 2019, was primarily due to growth in our mortgage loan portfolio and an increase in gain on sale of mortgage loans held-for-sale, partially offset by accelerated premium amortization due to higher prepayment activity and higher noninterest expense driven primarily by continued asset growth during the three months ended June 30, 2019. For the three months ended June 30, 2019, growth in net financing revenue driven by mortgage portfolio growth and higher gains on the sale of mortgage loans were offset by accelerated premium amortization due to higher prepayment activity and higher noninterest expenses driven primarily by continued asset growth.
Net financing revenue and other interest income was $46 million and $96 million for the three months and six months ended June 30, 2019, respectively, compared to $44 million and $87 million for the three months and six months ended June 30, 2018. The increases in net financing revenue and other interest income were primarily due to increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans and direct-to-consumer originations. These increases were partially offset by accelerated premium amortization due to higher prepayment activity during the three months ended June 30, 2019. During the three months and six months ended June 30, 2019, we purchased $678 million and $1.9 billion of mortgage loans that were originated by third parties, compared to $852 million and $2.1 billion during the three months and six months ended June 30, 2018, respectively.
Gain on sale of mortgage loans, net, was $2 million and $4 million for the three months and six months ended June 30, 2019, respectively, compared to $1 million and $2 million for the three months and six months ended June 30, 2018, as a result of higher direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment provider.
Total noninterest expense was $36 million and $73 million for the three months and six months ended June 30, 2019, respectively, compared to $32 million and $66 million for the three months and six months ended June 30, 2018. The increases were primarily driven by continued asset growth.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the total unpaid principal balance (UPB) of purchases and originations of consumer mortgages held-for-investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended June 30, 2019
740 +	$852	79
720–739	119	11
700–719	92	9
680–699	11	1
Total consumer mortgage financing volume	$1,074	100
Three months ended June 30, 2018
740 +	$781	80
720–739	112	12
700–719	73	7
680–699	7	1
660–679	1	—
Total consumer mortgage financing volume	$974	100
Six months ended June 30, 2019
740 +	$2,050	80
720–739	282	11
700–719	222	8
680–699	17	1
Total consumer mortgage financing volume	$2,571	100
Six months ended June 30, 2018
740 +	$1,875	79
720–739	244	10
700–719	178	8
680–699	62	3
660–679	1	—
Total consumer mortgage financing volume	$2,360	100
The following table presents the net UPB, net UPB as a percentage of total, weighted-average coupon (WAC), premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
June 30, 2019
Adjustable-rate	$2,638	16	3.42%	$34	53.97%	775
Fixed-rate	13,557	84	4.20	256	61.89	774
Total	$16,195	100	4.08	$290	60.60	774
December 31, 2018
Adjustable-rate	$2,828	19	3.40%	$37	53.69%	775
Fixed-rate	12,042	81	4.15	248	60.97	774
Total	$14,870	100	4.01	$285	59.58	774

(a)	Represents UPB net of charge-offs.

(b)	Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.

(c)	Updated to reflect changes in credit score since loan origination.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2019	2018	Favorable/(unfavorable) % change	2019	2018	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$95	$84	13	$184	$158	16
Interest on loans held-for-sale	2	5	(60)	3	5	(40)
Interest expense	36	32	(13)	72	60	(20)
Net financing revenue and other interest income	61	57	7	115	103	12
Total other revenue	10	14	(29)	21	22	(5)
Total net revenue	71	71	—	136	125	9
Provision for loan losses	3	(6)	(150)	26	(6)	n/m
Noninterest expense
Compensation and benefits expense	13	12	(8)	32	27	(19)
Other operating expenses	9	7	(29)	19	17	(12)
Total noninterest expense	22	19	(16)	51	44	(16)
Income from continuing operations before income tax (benefit) expense	$46	$58	(21)	$59	$87	(32)
Total assets	$4,980	$4,458	12	$4,980	$4,458	12
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $46 million and $59 million for the three months and six months ended June 30, 2019, respectively, compared to $58 million and $87 million for the same periods in 2018. The decreases were due primarily to higher provision for loan losses, partially offset by higher net financing revenue and other interest income resulting from higher asset levels.
Net financing revenue and other interest income was $61 million and $115 million for the three months and six months ended June 30, 2019, respectively, compared to $57 million and $103 million for the same periods in 2018. The increases were primarily due to the growth of our loan portfolio, represented by a 15% increase in the gross carrying value of finance receivables and loans as of June 30, 2019, compared to June 30, 2018.
Other revenue was $10 million and $21 million for the three months and six months ended June 30, 2019, respectively, compared to $14 million and $22 million for the same periods in 2018. The decreases for the three months and six months ended June 30, 2019, were primarily driven by lower syndication income, partially offset by higher gains related to our equity investments, as compared to the same periods in 2018.
The provision for loan losses increased $9 million and $32 million for the three months and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increases for the three months and six months ended June 30, 2019, were impacted by a $6 million recovery recognized during the second quarter of 2018 that did not reoccur. Additionally, the increase in provision expense for the six months ended June 30, 2019, was driven by higher reserves associated with two loan exposures, within separate industries, each with unique considerations.
Total noninterest expense was $22 million and $51 million for the three months and six months ended June 30, 2019, respectively, compared to $19 million and $44 million for the three months and six months ended June 30, 2018. The increases were primarily due to higher compensation and benefits expense and other noninterest costs associated with growth in the business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Credit Portfolio
The following table presents loans held-for-sale, the gross carrying value of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations.

($ in millions)	June 30, 2019	December 31, 2018
Loans held-for-sale, net	$195	$47
Finance receivables and loans	$4,795	$4,636
Unfunded lending commitments (a)	$2,240	$2,141
Total serviced loans	$5,655	$5,501

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

	June 30, 2019	December 31, 2018
Industry
Services	28.4%	25.6%
Health services	25.7	24.5
Automotive and transportation	13.5	12.3
Machinery, equipment, and electronics	6.9	6.0
Wholesale	5.2	7.5
Food and beverages	4.3	5.0
Chemicals and metals	4.1	4.9
Other manufactured products	3.9	4.7
Paper, printing, and publishing	2.3	2.8
Retail trade	2.0	1.3
Other	3.7	5.4
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2019	2018	Favorable/(unfavorable) % change	2019	2018	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$20	$21	(5)	$41	$31	32
Interest on loans held-for-sale	1	1	—	1	1	—
Interest and dividends on investment securities and other earning assets	215	162	33	428	312	37
Interest on cash and cash equivalents	16	14	14	35	27	30
Other, net	(4)	(2)	(100)	(6)	(4)	(50)
Total financing revenue and other interest income	248	196	27	499	367	36
Interest expense
Original issue discount amortization (b)	10	25	60	20	49	59
Other interest expense (c)	225	116	(94)	430	224	(92)
Total interest expense	235	141	(67)	450	273	(65)
Net financing revenue and other interest income	13	55	(76)	49	94	(48)
Other revenue
Other gain on investments, net	14	1	n/m	23	7	n/m
Other income, net of losses	20	18	11	36	45	(20)
Total other revenue	34	19	79	59	52	13
Total net revenue	47	74	(36)	108	146	(26)
Provision for loan losses	(6)	(6)	—	(11)	(6)	83
Total noninterest expense (d)	78	84	7	158	160	1
Loss from continuing operations before income tax (benefit) expense	$(25)	$(4)	n/m	$(39)	$(8)	n/m
Total assets	$35,688	$30,953	15	$35,688	$30,953	15
n/m = not meaningful

(a)	Primarily related to impacts associated with hedging activities within our consumer automotive loan portfolio and financing revenue from our legacy mortgage portfolio.

(b)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.

(d)
Includes reductions of $219 million and $448 million for the three months and six months ended June 30, 2019, respectively, and $206 million and $426 million for the three months and six months ended June 30, 2018, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

The following table presents the scheduled remaining amortization of the original issue discount at June 30, 2019.

Year ended December 31, ($ in millions)	2019	2020	2021	2022	2023	2024 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$1,101	$1,058	$1,012	$961	$904	$—
Total amortization (b)	21	43	46	51	57	904	$1,122

(a)	The maximum annual scheduled amortization for any individual year is $147 million in 2030.

(b)	The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate and Other incurred a loss from continuing operations before income tax expense of $25 million and $39 million for the three months and six months ended June 30, 2019, respectively, compared to a loss of $4 million and $8 million for the three months and six months ended June 30, 2018. Total financing revenue and other interest income increased for both the three months and six months ended June 30, 2019, compared to the same periods in 2018, primarily driven by our investment securities portfolio. This increase was more than offset by higher funding costs.
Financing revenue and other interest income was $248 million and $499 million for the three months and six months ended June 30, 2019, respectively, compared to $196 million and $367 million for the three months and six months ended June 30, 2018. The increases were primarily driven by higher interest and dividends from investment securities, primarily as a result of higher yields and growth in the size of the investment portfolio. Results for the three months and six months ended June 30, 2019, were also favorably impacted by increases in interest on cash and cash equivalents, as a result of higher yields.
Total interest expense was $235 million and $450 million for the three months and six months ended June 30, 2019, respectively, compared to $141 million and $273 million for the three months and six months ended June 30, 2018. The increases were primarily driven by increased interest on deposits resulting from higher market rates and deposit growth, partially offset by a decrease in higher-cost secured debt borrowings.
Total other revenue was $34 million and $59 million for the three months and six months ended June 30, 2019, respectively, compared to $19 million and $52 million for the three months and six months ended June 30, 2018. The increases were primarily due to increased realized investment gains, partially offset by lower income related to certain equity hedges during the six months ended June 30, 2019.
Total assets were $35.7 billion as of June 30, 2019, compared to $31.0 billion as of June 30, 2018. This increase was primarily the result of growth in our available-for-sale and held-to-maturity securities portfolios. The increase was partially offset by the continued runoff of our legacy mortgage portfolio. At June 30, 2019, the gross carrying value of the legacy mortgage portfolio was $1.3 billion, compared to $1.8 billion at June 30, 2018.
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	June 30, 2019	December 31, 2018
Cash
Noninterest-bearing cash	$454	$535
Interest-bearing cash	1,988	3,083
Total cash	2,442	3,618
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,393	1,391
U.S. States and political subdivisions	85	111
Agency mortgage-backed residential	18,005	16,380
Mortgage-backed residential	2,806	2,551
Agency mortgage-backed commercial	1,351	3
Mortgage-backed commercial	713	714
Asset-backed	477	723
Total available-for-sale securities	24,830	21,873
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	2,468	2,264
Asset-backed retained notes	31	43
Total held-to-maturity securities	2,499	2,307
Total cash and securities	$29,771	$27,798

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

	2nd quarter 2019	1st quarter 2019	4th quarter 2018	3rd quarter 2018	2nd quarter 2018
Trading days (a)	63.0	61.0	62.0	62.5	64.0
Average customer trades per day (in thousands)	18.3	19.5	19.6	19.1	18.0
Funded accounts (b) (in thousands)	337	320	302	287	271
Total net customer assets ($ in millions)	$7,149	$6,796	$5,804	$6,608	$5,990
Total customer cash balances ($ in millions)	$1,229	$1,209	$1,159	$1,178	$1,166

(a)	Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.

(b)	Represents open and funded brokerage accounts.
Total funded accounts increased 5% from the prior quarter and 24% from the second quarter of 2018 as a result of a continued focus on marketing campaigns. Average customer trades per day decreased from the prior quarter, primarily due to seasonality. Additionally, net customer assets increased in the second quarter of 2019, primarily as a result of equity market appreciation and customer account growth.

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
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating lease activities.

($ in millions)	June 30, 2019	December 31, 2018
Finance receivables and loans
Automotive Finance	$106,473	$108,463
Mortgage Finance	16,485	15,155
Corporate Finance	4,795	4,636
Corporate and Other (a)	1,457	1,672
Total finance receivables and loans	129,210	129,926
Loans held-for-sale
Automotive Finance	—	210
Mortgage Finance (b)	22	8
Corporate Finance	195	47
Corporate and Other	58	49
Total loans held-for-sale	275	314
Total on-balance sheet loans	129,485	130,240
Off-balance sheet securitized loans
Automotive Finance (c)	796	1,235
Whole-loan sales
Automotive Finance (c)	392	634
Total off-balance sheet loans	1,188	1,869
Operating lease assets
Automotive Finance	8,407	8,417
Total loan and operating lease exposure	$139,080	$140,526

(a)	Includes $1.3 billion and $1.5 billion of consumer mortgage loans in our legacy mortgage portfolio at June 30, 2019, and December 31, 2018, respectively.

(b)	Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.

(c)	Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. During the three months and six months ended June 30, 2019, the U.S. economy continued to modestly expand, and consumer confidence remained elevated. The labor market remained healthy during the period, with the unemployment rate at 3.7% as of June 30, 2019. Within the U.S. automotive market, new light vehicle sales have moderated from both historic highs and year-over-year pace, to an average 17.0 million and 16.9 million Seasonally Adjusted Annual Rate for the three months and six months ended June 30, 2019, respectively. We expect to experience modest downward pressure on used vehicle values during 2019.
Consumer Credit Portfolio
During the three months and six months ended June 30, 2019, the credit performance of the consumer loan portfolio reflected both our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including used, nonsubvented new, higher LTV, extended term, Growth channel, and nonprime finance receivables and loans, as well as high-quality jumbo and LMI mortgage loans that are acquired through bulk loan purchases and direct-to-consumer mortgage originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 11.6% of our total consumer automotive loans at June 30, 2019, compared to approximately 11.7% at December 31, 2018. For information on our consumer credit risk practices and policies regarding

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.
The following table includes consumer finance receivables and loans recorded at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Consumer automotive (c) (d)	$72,898	$70,539	$642	$664	$—	$—
Consumer mortgage
Mortgage Finance	16,485	15,155	12	9	—	—
Mortgage — Legacy	1,315	1,546	53	70	—	—
Total consumer finance receivables and loans	$90,698	$87,240	$707	$743	$—	$—

(a)	Includes nonaccrual TDR loans of $232 million and $257 million at June 30, 2019, and December 31, 2018, respectively.

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

(d)
Includes outstanding CSG loans of $8.1 billion and $7.9 billion at June 30, 2019, and December 31, 2018, respectively, and RV loans of $1.5 billion and $1.7 billion at June 30, 2019, and December 31, 2018, respectively.

Total consumer finance receivables and loans increased $3.5 billion at June 30, 2019, compared with December 31, 2018, reflecting an increase of $2.4 billion of consumer automotive finance receivables and loans and an increase of $1.1 billion of consumer mortgage finance receivables and loans. The increase in consumer automotive finance receivables and loans was primarily related to continued momentum in our Growth channel. The increase in consumer mortgage finance receivables and loans was primarily due to the execution of bulk loan purchases totaling $1.9 billion during the six months ended June 30, 2019.
Total consumer nonperforming finance receivables and loans at June 30, 2019, decreased $36 million to $707 million from December 31, 2018, reflecting a decrease of $22 million of consumer automotive finance receivables and loans and a decrease of $14 million of consumer mortgage nonperforming finance receivables and loans. The decrease in nonperforming consumer automotive finance receivables and loans was primarily due to seasonality. The decrease in nonperforming consumer mortgage finance receivables and loans was primarily due to run-off in our legacy mortgage portfolio, as well as favorable macroeconomic conditions. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.8% and 0.9% at June 30, 2019, and December 31, 2018, respectively.
Total consumer TDRs outstanding at June 30, 2019, decreased $10 million since December 31, 2018, to $716 million. The decrease was primarily driven by a $10 million reduction in our legacy mortgage portfolio, while the consumer automotive and mortgage finance portfolios remained relatively stable. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Consumer automotive loans accruing and past due 30 days or more decreased $388 million to $2.1 billion at June 30, 2019, compared to December 31, 2018, primarily due to seasonality. Compared to June 30, 2018, consumer automotive loans accruing and past due 30 days or more increased $153 million at June 30, 2019, driven by growth in the overall size of the consumer automotive loan portfolio, as well as slightly higher delinquency rates as part of our continued diversification strategy.
The following table includes consumer net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Consumer automotive	$172	$182	1.0%	1.0%	$406	$435	1.1%	1.3%
Consumer mortgage
Mortgage Finance	—	1	—	—	—	2	—	—
Mortgage — Legacy	(2)	1	(0.6)	0.2	(4)	6	(0.6)	0.6
Total consumer finance receivables and loans	$170	$184	0.8	0.9	$402	$443	0.9	1.1

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Our net charge-offs from total consumer finance receivables and loans were $170 million and $402 million for the three months and six months ended June 30, 2019, respectively, compared to $184 million and $443 million for the three months and six months ended June 30, 2018. The decreases in net charge-offs for both the three months and six months ended June 30, 2019, were primarily driven by our consumer automotive loan portfolio where we experienced strong overall credit performance driven by favorable macroeconomic conditions including low unemployment, as well as continued disciplined underwriting and higher recoveries.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Consumer automotive	$8,683	$8,351	$16,951	$16,768
Consumer mortgage (a)	552	194	903	345
Total consumer loan originations	$9,235	$8,545	$17,854	$17,113

(a)
Excludes bulk loan purchases associated with our Mortgage Finance operations and includes $155 million and $244 million of loans originated as held-for-sale for the three months and six months ended June 30, 2019, respectively, and $72 million and $132 million for the three months and six months ended June 30, 2018.

Total consumer loan originations increased $690 million and $741 million for the three months and six months ended June 30, 2019, respectively, compared to the three months and six months ended June 30, 2018, reflecting increases of $358 million and $558 million of consumer mortgage loans and increases of $332 million and $183 million of consumer automotive loans. The increases in consumer mortgage loan originations for the three months and six months ended June 30, 2019, were primarily due to growth in the direct-to-consumer mortgage business. The increases in consumer automotive loan originations for the three months and six months ended June 30, 2019, were primarily due to higher used volume in the Growth channel, partially offset by lower new retail volume from GM and Chrysler.
The following table shows the percentage of total consumer finance receivables and loans recorded at gross carrying value by state concentration. Total consumer automotive loans were $72.9 billion and $70.5 billion at June 30, 2019, and December 31, 2018, respectively. Total consumer mortgage loans were $17.8 billion and $16.7 billion at June 30, 2019, and December 31, 2018, respectively.

	June 30, 2019 (a)		December 31, 2018
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.4%	36.7%	8.4%	36.9%
Texas	12.6	6.3	12.8	6.2
Florida	8.8	5.0	8.8	4.7
Pennsylvania	4.6	1.4	4.5	1.4
Illinois	4.1	2.8	4.1	3.0
Georgia	4.0	2.8	4.1	2.8
North Carolina	3.9	1.8	3.9	1.7
New York	3.1	2.5	3.1	2.4
Ohio	3.6	0.4	3.5	0.4
New Jersey	2.8	2.2	2.7	2.1
Other United States	44.1	38.1	44.1	38.4
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at June 30, 2019.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 25.3% and 25.4% of our total outstanding consumer finance receivables and loans at June 30, 2019, and December 31, 2018, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Repossessed consumer automotive loan assets in our Automotive Finance operations decreased $2 million from December 31, 2018, to $134 million at June 30, 2019. Foreclosed mortgage assets at June 30, 2019, remained flat at $11 million from December 31, 2018.
Commercial Credit Portfolio
During the three months and six months ended June 30, 2019, the credit performance of the commercial portfolio remained strong as nonperforming finance receivables and loans decreased, and our net charge-offs remained low. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Commercial and industrial
Automotive	$29,382	$33,672	$89	$203	$—	$—
Other (c)	4,353	4,205	101	142	—	—
Commercial real estate	4,777	4,809	6	4	—	—
Total commercial finance receivables and loans	$38,512	$42,686	$196	$349	$—	$—

(a)	Includes nonaccrual TDR loans of $96 million and $86 million at June 30, 2019, and December 31, 2018, respectively.

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
Total commercial finance receivables and loans outstanding decreased $4.2 billion from December 31, 2018, to $38.5 billion at June 30, 2019. The decrease was primarily due to lower dealer inventory levels and a reduction in the number of dealer relationships due to the competitive environment across the automotive lending market. This decrease was partially offset by growth in our Corporate Finance portfolio.
Total commercial nonperforming finance receivables and loans were $196 million at June 30, 2019, reflecting a decrease of $153 million when compared to December 31, 2018. The decrease was primarily due to reduced exposure to one larger dealer group that was placed into default in the fourth quarter of 2018, as well as the partial liquidation and charge-off of two accounts within our Corporate Finance portfolio. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans decreased to 0.5% at June 30, 2019, compared to 0.8% at December 31, 2018.
Total commercial TDRs outstanding at June 30, 2019, increased $16 million since December 31, 2018, to $102 million. The increase was primarily driven by TDRs granted to one larger dealer group that was placed into default in the fourth quarter of 2018. This increase was partially offset by the partial liquidation and charge-off of two accounts within our Corporate Finance portfolio. Refer to Note 7 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for additional information.
The following table includes total commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Commercial and industrial
Automotive	$1	$2	—%	—%	$1	$2	—%	—%
Other	11	(6)	1.0	(0.5)	16	(6)	0.7	(0.3)
Commercial real estate	—	—	—	—	—	—	—	—
Total commercial finance receivables and loans	$12	$(4)	0.1	—	$17	$(4)	0.1	—

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total commercial finance receivables and loans were $12 million and $17 million for the three months and six months ended June 30, 2019, respectively, compared to net recoveries of $4 million for both the three months and six months ended June 30,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

2018. The increases in net charge-offs for the three months and six months ended June 30, 2019, were primarily driven by partial charge-offs of two accounts within our Corporate Finance portfolio.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $4.8 billion at both June 30, 2019, and December 31, 2018.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration. These finance receivables and loans are reported at gross carrying value.

	June 30, 2019	December 31, 2018
Texas	15.2%	15.5%
Florida	11.9	11.6
California	7.6	8.3
Michigan	6.8	6.8
North Carolina	4.7	3.6
New York	4.6	4.8
Georgia	4.0	4.0
South Carolina	3.5	3.4
New Jersey	3.0	3.1
Utah	2.8	2.6
Other United States	35.9	36.3
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures decreased $190 million from December 31, 2018, to $3.8 billion at June 30, 2019. The decrease was primarily due to declining dealer inventory levels and the reduced exposure to one larger dealer group that defaulted in the fourth quarter of 2018.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration. These finance receivables and loans within our automotive and Corporate Finance portfolios are reported at gross carrying value.

	June 30, 2019	December 31, 2018
Industry
Automotive	81.0%	80.6%
Services	5.3	5.0
Electronics	4.4	2.3
Other	9.3	12.1
Total commercial criticized finance receivables and loans	100.0%	100.0%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended June 30, 2019 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at April 1, 2019	$1,070	$52	$1,122	$166	$1,288
Charge-offs (a)	(301)	(5)	(306)	(12)	(318)
Recoveries	129	7	136	—	136
Net charge-offs	(172)	2	(170)	(12)	(182)
Provision for loan losses	180	(5)	175	2	177
Other	—	—	—	(1)	(1)
Allowance at June 30, 2019	$1,078	$49	$1,127	$155	$1,282
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2019 (b)	1.5%	0.3%	1.2%	0.4%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the three months ended June 30, 2019	1.0%	—%	0.8%	0.1%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2019 (b)	168.0%	75.1%	159.5%	79.3%	142.1%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2019	1.6	(6.0)	1.7	3.3	1.8

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

(b)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2019 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2019	$1,048	$53	$1,101	$141	$1,242
Charge-offs (a)	(653)	(8)	(661)	(17)	(678)
Recoveries	247	12	259	—	259
Net charge-offs	(406)	4	(402)	(17)	(419)
Provision for loan losses	437	(8)	429	30	459
Other	(1)	—	(1)	1	—
Allowance at June 30, 2019	$1,078	$49	$1,127	$155	$1,282
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2019 (b)	1.5%	0.3%	1.2%	0.4%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the six months ended June 30, 2019	1.1%	—%	0.9%	0.1%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2019 (b)	168.0%	75.1%	159.5%	79.3%	142.1%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2019	1.3	(5.6)	1.4	4.7	1.5

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
The allowance for consumer loan losses at June 30, 2019, increased $8 million compared to June 30, 2018, reflecting an increase of $25 million in the consumer automotive allowance and a decrease of $17 million in the consumer mortgage allowance. The increase in our consumer automotive allowance was primarily driven by portfolio growth as finance receivable balances are up $2.4 billion from the prior-year period, partially offset by lower hurricane-related reserves. The decrease in the consumer mortgage allowance was primarily driven by run-off in our legacy mortgage portfolio and lower hurricane-related reserves, partially offset by growth in our Mortgage Finance portfolio as finance receivable balances are up $3.2 billion from the prior-year period.
The allowance for commercial loan losses increased $17 million at June 30, 2019, compared to June 30, 2018. The increase was primarily driven by higher reserves in our Corporate Finance portfolio as balances are up $611 million from the prior-year period, as well as higher reserves for individually impaired accounts, which was primarily associated with one lending exposure in our Corporate Finance portfolio. Overall credit performance in the Corporate Finance portfolio remains stable.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2019			2018
June 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$1,078	1.5%	84.1%	$1,053	1.5%	83.7%
Consumer mortgage
Mortgage Finance	18	0.1	1.4	18	0.1	1.5
Mortgage — Legacy	31	2.3	2.4	48	2.7	3.8
Total consumer mortgage	49	0.3	3.8	66	0.4	5.3
Total consumer loans	1,127	1.2	87.9	1,119	1.3	89.0
Commercial
Commercial and industrial
Automotive	42	0.1	3.3	42	0.1	3.4
Other	87	2.0	6.8	69	1.7	5.5
Commercial real estate	26	0.6	2.0	27	0.6	2.1
Total commercial loans	155	0.4	12.1	138	0.3	11.0
Total allowance for loan losses	$1,282	1.0	100.0%	$1,257	1.0	100.0%
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2019	2018	2019	2018
Consumer
Consumer automotive	$180	$168	$437	$421
Consumer mortgage
Mortgage Finance	—	—	2	2
Mortgage — Legacy	(5)	(4)	(10)	(5)
Total consumer mortgage	(5)	(4)	(8)	(3)
Total consumer loans	175	164	429	418
Commercial
Commercial and industrial
Automotive	—	3	6	7
Other	2	(8)	25	(8)
Commercial real estate	—	(1)	(1)	2
Total commercial loans	2	(6)	30	1
Total provision for loan losses	$177	$158	$459	$419
The provision for consumer loan losses was $175 million and $429 million for the three months and six months ended June 30, 2019, respectively, compared to $164 million and $418 million for three months and six months ended June 30, 2018. The provision for consumer automotive loan losses increased $12 million and $16 million during the three months and six months ended June 30, 2019, as compared to the same periods in the prior year. The increases were driven primarily by reserve reductions during the three and six months ended June 30, 2018, associated with hurricane activity experienced during 2017. This activity was largely offset by lower net charge-offs, which occurred despite continued growth within our retail automotive loan portfolio. We continue to experience strong overall credit performance driven by favorable macroeconomic conditions including low unemployment, as well as continued disciplined underwriting and higher recoveries. The provision for consumer mortgage loan losses decreased $1 million and $5 million during the three months and six months ended June 30, 2019, primarily driven by overall lower net charge-offs and strong credit performance as the legacy mortgage portfolio continues to run-off and we continue to grow our Mortgage Finance business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The provision for commercial loan losses increased $8 million and $29 million for the three months and six months ended June 30, 2019, respectively, compared to the three months and six months ended June 30, 2018. The increases in provision for commercial loan losses for the three months and six months ended June 30, 2019, were impacted by our Corporate Finance portfolio where we recognized a $6 million recovery during the three months ended June 30, 2018, which did not reoccur. Additionally, the increase in provision expense for the six months ended June 30, 2019, was primarily driven by higher reserves associated with two specific exposures which were within separate industries, each with unique considerations. Overall credit performance in the Corporate Finance portfolio remains stable.
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
LIBOR Transition
In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intent to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Due to the uncertainty surrounding the future of LIBOR, it is expected that a transition away from the use of LIBOR to alternative benchmark rates will occur by the end of 2021. We have exposure to LIBOR-based contracts within certain of our finance receivables and loans primarily related to commercial automotive loans, corporate finance loans, and mortgage loans, as well as certain investment securities, derivative contracts, and trust preferred securities, among other arrangements.
The discontinuation of LIBOR or LIBOR-based rates will present risks to our business, as further described in the section titled Risk Factors within our 2018 Annual Report on Form 10-K. In recognition of these risks and uncertainties, we have established a formal enterprise-wide initiative to identify, assess, monitor, and mitigate risks that may arise from the potential discontinuation of LIBOR and the related transition to an alternative reference rate. Through this initiative, we continue to assess and plan for potential impacts to our financial forecasts, operational processes, technology, modeling, as well as our current and potential future contracts with customers and counterparties.
We continue to evaluate the most appropriate course of action for each instrument that currently references LIBOR. For example, the Alternative Reference Rates Committee (ARRC), a group convened by the FRB, has identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed purchase transactions. We are evaluating SOFR, among other alternatives and actions, as a potential alternative reference rate to LIBOR and are taking steps to assess the operational, financial, and various other impacts this change could have to our business. We will continue to actively monitor industry developments and their potential impact to us.
We are also actively assessing how the discontinuation of LIBOR could impact accounting and financial reporting including, but not limited to, potential impacts to our hedge accounting, valuation or modeling, or impacts associated with modifying the terms of our loan agreements or debt instruments with our customers or counterparties. We also continue to monitor activities of standard setters such as the FASB, which added a project to its agenda to address potential accounting and reporting implications relating to the expected discontinuation of LIBOR. Additionally, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits the use of the OIS rate based on the SOFR to be designated as a benchmark interest rate for hedge accounting purposes.

Management’s Discussion and Analysis
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
We prepare our forward-looking baseline forecasts of net financing revenue taking into consideration anticipated future business growth, asset/liability positioning, and interest rates based on the implied forward curve. The analysis is highly dependent upon a variety of assumptions including the repricing characteristics of retail deposits with both contractual and non-contractual maturities. Based on current market conditions, actual beta on our total retail deposits portfolio has been approximately 48% relative to the increase in the federal funds rate since the third quarter of 2015. We continually monitor industry and competitive repricing activity along with other market factors when contemplating deposit pricing actions.
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
The net financing revenue sensitivity tests measure the potential change in our pretax net financing revenue over the following twelve months. A number of alternative rate scenarios are tested, including immediate and gradual parallel shocks to the implied market forward curve. Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next twelve months would decrease by $60 million if interest rates remain unchanged.
The following table presents the pretax dollar impact to forecasted net financing revenue over the next twelve months assuming 100 basis point and 200 basis point instantaneous parallel and gradual parallel shock increases, and assuming 100 basis point instantaneous parallel and gradual parallel shock decreases to the implied market forward curve as of June 30, 2019, and December 31, 2018.

	June 30, 2019		December 31, 2018
($ in millions)	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates
-100 basis points	$(60)	$(147)	$(20)	$(34)
+100 basis points	43	28	51	10
+200 basis points	91	(11)	81	(10)

(a)	Gradual changes in interest rates are recognized over twelve months.
The implied forward rate curve was lower across all tenors compared to December 31, 2018, and includes multiple projected declines in the Federal Funds Target in the forecast horizon. The impact of this change is reflected in our baseline net financing revenue projections. As of June 30, 2019, our net interest income sensitivity in the +100 and +200 basis point instantaneous shock scenarios has primarily been impacted by lower rates and the impact of funding sources shifting from short-term market-based funding to retail deposits, partially offset by year-to-date notional decreases in pay-fixed interest rate swaps on certain automotive assets.
The exposure in the downward instantaneous interest rate shock scenario has increased as of June 30, 2019, primarily due to mortgage prepayment risk in a lower interest rate environment.
Our risk position is influenced by the net impact of derivative hedging which primarily consists of interest rate swaps designated as fair value hedges of certain fixed-rate assets and fixed-rate debt instruments, and pay-fixed interest rate swaps designated as cash flow hedges of certain floating-rate debt instruments. During the first half of 2019, we also initiated a hedge program of interest rate floor contracts designated as cash flow hedges on certain floating-rate assets. The size, maturity, and mix of our hedging activities are adjusted as our balance sheet, ALM objectives, and interest rate environment evolve over time.
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. However, certain automotive manufacturers have provided their guarantee for portions of our residual exposure, as further described in Note 8. Our operating lease portfolio, net of accumulated depreciation was $8.4 billion at both June 30, 2019, and December 31, 2018. The expected lease residual value of our operating lease portfolio at scheduled termination was $6.8 billion at both June 30, 2019, and December 31, 2018. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A in our 2018 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Off-lease vehicles terminated (in units)	29,267	35,919	55,297	80,641
Average gain per vehicle ($ per unit)	$776	$447	$680	$423
Method of vehicle sales
Auction
Internet	53%	51%	52%	53%
Physical	15	14	15	14
Sale to dealer, lessee, and other	32	35	33	33
We recognized an average gain per vehicle of $776 and $680 for the three months and six months ended June 30, 2019, compared to $447 and $423 for the same periods in 2018. The increases in average gain per vehicle for the three months and six months ended June 30, 2019, compared to the same periods in 2018, were primarily due to an increase in the mix of trucks and sport utility vehicles and a decrease in the mix of cars, which drove more favorable remarketing results. The decreases in remarketing volume were primarily due to the wind down of our legacy GM operating lease portfolio. We expect future termination volume to be more consistent with trends experienced during the six months ended June 30, 2019. For more information on our investment in operating leases, refer to Note 8 to the Condensed Consolidated Financial Statements, and Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.
Operating Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

June 30,	2019	2018
Sport utility vehicle	58%	55%
Truck	31	31
Car	11	14
Our overall operating lease residual exposure has declined in recent years largely as a result of the runoff of our legacy GM operating lease portfolio, and as a result our exposure to Chrysler vehicles has grown and represented approximately 93% of our operating lease units as of June 30, 2019, as compared to 88% as of June 30, 2018.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

and information risks; however, such insurance may not be sufficient to cover losses. Management monitors a significant amount of operational metrics and data surrounding cybersecurity operations, and the organization monitors compliance with established limits in connection with our risk appetite. Senior leadership regularly reviews, questions, and challenges such information.
The RC reviews cybersecurity risks, incidents, and developments in connection with its oversight of our independent risk-management program. The Board and the Audit Committee (AC) also undertake reviews as appropriate. The Information Technology Risk Committee is responsible for supporting the Chief Risk Officer’s oversight of Ally’s management of cybersecurity and other risks involving our communications, data-management, and other operating systems and infrastructure. Additionally, our cybersecurity program is regularly assessed by Audit Services, which reports directly to the AC. The business lines are also actively engaged in overseeing the service providers that supply or support the operating systems and infrastructure on which we depend and, with effective challenge from the independent risk-management function, managing related operational and other risks.
Notwithstanding these risk and control initiatives, we may incur losses attributable to information technology/security risk from time to time, and there can be no assurance these losses will not be incurred in the future or will not be substantial. For further information on cybersecurity, technology, systems, and infrastructure, refer to the section titled Risk Factors within our 2018 Annual Report on Form 10-K.
We are currently preparing to implement a new technology platform for our consumer automotive loans and operating leases that will be utilized for customer servicing and financial reporting activities through their full lifecycle. This new platform will replace our existing consumer automotive loan and lease technology platform, and is expected to be implemented within the next twelve months. While we expect that this new platform will help us continue to expand our technological capabilities, there are inherent risks in implementing any new system such as this. We will continue to evaluate and test the new platform through a series of ongoing assessments until fully implemented.

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
Liquidity Risk Management
Multiple metrics are used to measure the level of liquidity risk, manage the liquidity position, identify related trends, and monitor such trends and metrics against established limits. These metrics include coverage ratios and comprehensive stress tests that measure the sufficiency of the liquidity portfolio over stressed horizons ranging from overnight to more than twelve months, stability ratios that measure longer-term structural liquidity, and concentration ratios that enable prudent funding diversification. In addition, we have established internal management routines designed to review all aspects of liquidity and funding plans, evaluate the adequacy of liquidity buffers, review stress testing results, and assist management in the execution of its funding strategy and risk-management accountabilities.

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

($ in millions)	June 30, 2019	December 31, 2018
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$21,541	$12,849
Liquid cash and equivalents	3,157	4,227
Committed secured credit facilities
Total capacity	3,250	8,600
Outstanding	1,615	6,665
Unused capacity (a)	1,635	1,935
Total available liquidity	$26,333	$19,011

(a)
Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

In addition, our average Modified Liquidity Coverage Ratio was 125% for the three months ended June 30, 2019, which exceeds the regulatory required minimum of 100%. Refer to Note 16 to the Condensed Consolidated Financial Statements and the section titled Regulation and Supervision in Part I, Item 1 of our 2018 Annual Report on Form 10-K for further discussion of our liquidity requirements.
Recent Funding Developments
During the first six months of 2019, we accessed the public and private markets to execute secured funding transactions, an unsecured funding transaction, and to manage our committed secured credit facility capacity. Key funding highlights from January 1, 2019, to date were as follows:

•	During the first six months of 2019, we raised $1.8 billion through securitizations backed by consumer automotive loans.

•	In May 2019, we accessed the unsecured debt capital markets and raised $750 million through the issuance of senior notes.

•
Our total capacity in committed secured credit facilities was reduced by $5.4 billion during the six months ended June 30, 2019, as we continue to shift our overall funding toward a greater mix of cost-effective deposit funding.

Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	June 30, 2019		December 31, 2018
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Deposits	$116,325	73	$106,178	66
Debt
Secured financings	29,452	18	39,596	25
Institutional term debt	11,779	7	11,760	7
Retail debt programs (a)	2,754	2	2,824	2
Total debt (b)	43,985	27	54,180	34
Total on-balance sheet funding	$160,310	100	$160,358	100

(a)	Includes $292 million and $347 million of retail term notes at June 30, 2019, and December 31, 2018, respectively.

(b)	Includes hedge basis adjustment as described in Note 17 to the Condensed Consolidated Financial Statements.
Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at June 30, 2019.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
The following table shows Ally Bank’s number of accounts and deposit balances as of the end of each quarter since 2018.

	2nd quarter 2019	1st quarter 2019	4th quarter 2018	3rd quarter 2018	2nd quarter 2018	1st quarter 2018
Number of retail bank accounts (in thousands)	3,712	3,503	3,238	3,079	2,947	2,864
Deposits ($ in millions)
Retail	$98,600	$95,423	$89,121	$84,629	$81,736	$81,657
Brokered (a)	17,562	17,734	16,914	16,567	16,839	15,661
Other (b)	163	142	143	183	159	128
Total deposits	$116,325	$113,299	$106,178	$101,379	$98,734	$97,446

(a)
Brokered deposit balances include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.1 billion as of June 30, 2019, March 31, 2019, and December 31, 2018, and $1.2 billion as of the end of each other quarter presented.

(b)	Other deposits include mortgage escrow, dealer, and other deposits.
During the first six months of 2019, our total deposit base grew $10.1 billion and we added approximately 100 thousand retail deposit customers, resulting in nearly 1.9 million total retail deposit customers as of June 30, 2019. The recent growth in total deposits has been primarily attributable to our retail deposit portfolio—particularly within our online savings product and retail CDs. Strong retention rates and customer acquisition, reflecting the strength of the brand, continue to drive growth in retail deposits. Refer to Note 11 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
Securitizations and Secured Financings
In addition to building a larger deposit base, secured funding continues to be a significant, reliable, and cost-effective source of financing. Securitizations and secured funding transactions, collectively referred to as securitization transactions due to their similarities, allow us to convert our automotive finance receivables and operating leases into cash earlier than what would have occurred in the normal course of business, and we continue to remain active in the well-established securitization markets.
As part of these securitization transactions, we sell assets to various special purpose entities (SPEs) in exchange for the proceeds from the issuance of debt and other beneficial interests in the assets. The activities of the SPEs are generally limited to acquiring the assets, issuing and making payments on the debt, paying related expenses, and periodically reporting to investors.
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
We typically agree to service the transferred assets in our securitization transactions for a fee, and we may also earn other related fees. The total amount of servicing fees earned is disclosed in Note 3 to the Condensed Consolidated Financial Statements. We may also retain a portion of senior and subordinated interests issued by the SPEs. Subordinate interests typically provide credit support to the more highly rated senior interest in a securitization transaction and may be subject to all or a portion of the first-loss position related to the sold assets.
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
During the first six months of 2019, we raised $1.8 billion through the completion of term securitization transactions backed by consumer automotive loans. Additionally, for consumer automotive loans and operating leases, the term structure of the transaction locks in funding for a specified pool of loans and operating leases, creating an effective tool for managing interest rate and liquidity risk.
We manage securitization execution risk by maintaining a diverse investor base and available capacity from private committed secured credit facilities provided by banks. Our ability to access the unused capacity in these facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. We maintain bilateral facilities, which fund our Automotive Finance operations. The facilities can be revolving in nature—generally having an original tenor ranging from 364 days to two years and allowing for additional funding during the commitment period—or they can be amortizing and not allow for any further funding after the commitment period. At June 30, 2019, all of our $3.3 billion of capacity was revolving and of this balance, $2.0 billion was from facilities with a remaining tenor greater than 364 days.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage and commercial real estate automotive finance receivables and loans. As of June 30, 2019, we had pledged $27.4 billion of assets to the FHLB resulting in $20.8 billion in total funding capacity with $18.4 billion of debt outstanding.
At June 30, 2019, $48.2 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings and repurchase agreements. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $2.5 billion at June 30, 2019. We also have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed-maturity dates and floating-rate notes. There were $292 million of retail term notes outstanding at June 30, 2019. The remainder of our unsecured debt is composed of institutional term debt. In May 2019, we accessed the unsecured debt capital markets and raised $750 million through the issuance of senior notes. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of June 30, 2019, we had $432 million of debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We had assets pledged and restricted as collateral to the FRB totaling $2.4 billion as of June 30, 2019. We had no debt outstanding with the FRB as of June 30, 2019.
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
Net cash provided by operating activities was $1.8 billion and $2.0 billion for the six months ended June 30, 2019, and 2018, respectively. Activity was largely consistent year-over-year, as cash flows from our consumer and commercial lending activities offset a decline in our leasing business.
Net cash used in investing activities was $2.5 billion for the six months ended June 30, 2019, compared to $6.1 billion for the same period in 2018. The decrease was primarily due to a $3.8 billion net decrease in cash outflows from purchases, sales, originations and repayments of finance receivables and loans, as repayments outpaced originations. This decrease was also driven by a $266 million increase in proceeds from equity securities, net of purchases. This was partially offset by a $562 million increase in net outflows from purchases of available-for-sale securities, net of sales and repayments.
Net cash used in financing activities for the six months ended June 30, 2019, was $696 million, compared to net cash provided by of $3.8 billion for the same period in 2018. The increase in net cash used in financing activities was primarily attributable to an $8.4 billion decrease in net cash inflows due to issuance of long-term debt and an increase in net cash outflows related to repayments of long-term debt of $1.6 billion between the two periods. This was partially offset by an increase of $4.7 billion from net cash inflows associated with deposits and a decrease in net cash outflows related to short-term borrowings of $837 million.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

circumstances—for example, when we would not meet minimum regulatory capital ratios and capital buffers after giving effect to the distributions.
The following table presents information related to our common stock and distributions to our common stockholders over the last six quarters.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2018
First quarter	$185	6,473	437,054	432,691	$0.13
Second quarter	195	7,280	432,691	425,752	0.13
Third quarter	250	9,194	425,752	416,591	0.15
Fourth quarter	309	12,121	416,591	404,900	0.15
2019
First quarter	$211	8,113	404,900	399,761	$0.17
Second quarter	229	7,775	399,761	392,775	0.17

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On July 16, 2019, the Board declared a quarterly cash dividend of $0.17 per share on all common stock, payable on August 15, 2019. Refer to Note 24 to the Condensed Consolidated Financial Statements for further information regarding this common stock dividend.

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
During the first quarter of 2019, the FRB announced that a number of large and noncomplex BHCs with $100 billion or more but less than $250 billion in total consolidated assets, including Ally, will not be required to submit a capital plan to the FRB, participate in the supervisory stress test or CCAR, or conduct company-run stress tests during the 2019 cycle. Instead, our capital actions during this cycle will be largely based on the results from our 2018 supervisory stress test. On April 1, 2019, the Board authorized an increase in our stock-repurchase program, permitting us to repurchase up to $1.25 billion of our common stock from time to time from the third quarter of 2019 through the second quarter of 2020, representing a 25% increase over our previously announced program. Additionally, on July 16, 2019, the Board declared a quarterly cash dividend of $0.17 per share of our common stock. Refer to Note 24 to the Condensed Consolidated Financial Statements for further information on the most recent dividend.
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

Rating agency	Short-term	Senior unsecured debt	Outlook	Date of last action
Fitch	B	BB+	Positive	August 28, 2018 (a)
Moody’s	Not Prime	Ba2	Stable	February 11, 2019 (b)
S&P	B	BB+	Positive	October 17, 2018 (c)
DBRS	R-3	BBB (Low)	Positive	May 20, 2019 (d)

(a)	Fitch affirmed our senior unsecured debt rating of BB+, affirmed our short-term rating of B, and maintained a Positive outlook on August 28, 2018.

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

(c)	Standard & Poor’s affirmed our senior unsecured debt rating of BB+, affirmed our short-term rating of B, and changed the outlook from Stable to Positive on October 17, 2018.

(d)	DBRS affirmed our senior unsecured debt rating of BBB (Low), affirmed our short-term rating of R-3, and changed the outlook from Stable to Positive on May 20, 2019.
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

	2019			2018			Increase (decrease) due to
Three months ended June 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$3,713	$21	2.27%	$3,048	$17	2.24%	$4	$—	$4
Investment securities (b)	31,244	227	2.91	25,748	173	2.69	37	17	54
Loans held-for-sale, net	191	3	6.30	358	6	6.72	(3)	—	(3)
Finance receivables and loans, net (b) (c)	129,950	1,860	5.74	124,516	1,647	5.31	72	141	213
Investment in operating leases, net (d)	8,370	124	5.94	8,583	109	5.09	(3)	18	15
Other earning assets	1,202	17	5.67	1,239	15	4.86	—	2	2
Total interest-earning assets	174,670	2,252	5.17	163,492	1,967	4.83			285
Noninterest-bearing cash and cash equivalents	544			526
Other assets	6,722			7,505
Allowance for loan losses	(1,284)			(1,274)
Total assets	$180,652			$170,249
Liabilities and equity
Interest-bearing deposit liabilities	$114,257	$651	2.29%	$97,351	$399	1.64%	$69	$183	$252
Short-term borrowings	5,887	37	2.52	8,767	40	1.83	(13)	10	(3)
Long-term debt (b)	40,222	407	4.06	45,802	434	3.80	(53)	26	(27)
Total interest-bearing liabilities	160,366	1,095	2.74	151,920	873	2.30			222
Noninterest-bearing deposit liabilities	135			126
Total funding sources	160,501	1,095	2.74	152,046	873	2.30
Other liabilities	6,357			5,134
Total liabilities	166,858			157,180
Total equity	13,794			13,069
Total liabilities and equity	$180,652			$170,249
Net financing revenue and other interest income		$1,157			$1,094				$63
Net interest spread (e)			2.43%			2.53%
Net yield on interest-earning assets (f)			2.66%			2.68%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

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

(d)
Yield includes gains on the sale of off-lease vehicles of $23 million and $16 million for the three months ended June 30, 2019, and 2018, respectively. Excluding these gains on sale, the annualized yield would be 4.84% and 4.35% for the three months ended June 30, 2019, and 2018, respectively.

(e)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(f)	Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2019			2018			Increase (decrease) due to
Six months ended June 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$3,961	$44	2.24%	$3,274	$32	1.97%	$7	$5	$12
Investment securities (b)	30,291	449	2.99	25,491	336	2.66	63	50	113
Loans held-for-sale, net	190	5	5.31	217	6	5.58	(1)	—	(1)
Finance receivables and loans, net (b) (c)	129,310	3,667	5.72	123,506	3,190	5.21	150	327	477
Investment in operating leases, net (d)	8,379	239	5.75	8,606	218	5.11	(6)	27	21
Other earning assets	1,215	35	5.81	1,175	28	4.81	1	6	7
Total interest-earning assets	173,346	4,439	5.16	162,269	3,810	4.73			629
Noninterest-bearing cash and cash equivalents	494			521
Other assets	6,641			7,383
Allowance for loan losses	(1,266)			(1,278)
Total assets	$179,215			$168,895
Liabilities and equity
Interest-bearing deposit liabilities	$111,729	$1,243	2.24%	$96,330	$750	1.57%	$120	$373	$493
Short-term borrowings	6,467	81	2.53	8,556	72	1.70	(18)	27	9
Long-term debt (b)	41,303	826	4.03	45,669	845	3.73	(81)	62	(19)
Total interest-bearing liabilities	159,499	2,150	2.72	150,555	1,667	2.23			483
Noninterest-bearing deposit liabilities	136			120
Total funding sources	159,635	2,150	2.72	150,675	1,667	2.23
Other liabilities	6,002			5,081
Total liabilities	165,637			155,756
Total equity	13,578			13,139
Total liabilities and equity	$179,215			$168,895
Net financing revenue and other interest income		$2,289			$2,143				$146
Net interest spread (e)			2.44%			2.50%
Net yield on interest-earning assets (f)			2.66%			2.66%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

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

(d)
Yield includes gains on the sale of off-lease vehicles of $38 million and $34 million for the six months ended June 30, 2019, and 2018, respectively. Excluding these gains on sale, the annualized yield would be 4.84% and 4.31% for the six months ended June 30, 2019, and 2018, respectively.

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2019, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended June 30, 2019.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended June 30, 2019.

Three months ended June 30, 2019	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
April 2019	2,606	$29.10	2,606	$154
May 2019	2,793	29.43	2,793	72
June 2019	2,376	29.76	2,376	1
Total	7,775	29.42	7,775

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)	Excludes brokerage commissions.

(c)
On June 28, 2018, we announced a common stock-repurchase program of up to $1.0 billion. The program commenced in the third quarter of 2018 and expired on June 30, 2019. Additionally, on April 1, 2019, we announced a common stock-repurchase program of up to $1.25 billion to commence in the third quarter of 2019 through the second quarter of 2020. Refer to Note 16 to the Condensed Consolidated Financial Statements for further details.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Ally Financial Inc. • Form 10-Q

Item 6.    Exhibits
The exhibits listed on the following index of exhibits are filed as a part of this report.

Exhibit	Description	Method of Filing

4.1	Action of the Executive Committee of Ally Financial Inc. dated as of May 16, 2019	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of May 21, 2019, (File No. 1-03754), incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101
The following information from our Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)
Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of August, 2019.

Ally Financial Inc. (Registrant)

/S/ JENNIFER A. LACLAIR
Jennifer A. LaClair Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller