Form 10-Q
period 2019-09-30
Ally Financial Inc.
filed 2019-11-05
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019, or

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
Yes ☐                    No ☑
At November 1, 2019, the number of shares outstanding of the Registrant’s common stock was 380,068,995 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,859	$1,708	$5,526	$4,898
Interest on loans held-for-sale	8	4	13	10
Interest and dividends on investment securities and other earning assets	237	198	721	562
Interest on cash and cash equivalents	19	18	63	50
Operating leases	368	368	1,092	1,124
Total financing revenue and other interest income	2,491	2,296	7,415	6,644
Interest expense
Interest on deposits	658	462	1,901	1,212
Interest on short-term borrowings	33	29	114	101
Interest on long-term debt	378	451	1,204	1,296
Total interest expense	1,069	942	3,219	2,609
Net depreciation expense on operating lease assets	234	247	719	785
Net financing revenue and other interest income	1,188	1,107	3,477	3,250
Other revenue
Insurance premiums and service revenue earned	280	258	802	753
Gain on mortgage and automotive loans, net	10	17	22	19
Other gain on investments, net	27	22	174	37
Other income, net of losses	96	101	276	307
Total other revenue	413	398	1,274	1,116
Total net revenue	1,601	1,505	4,751	4,366
Provision for loan losses	263	233	722	652
Noninterest expense
Compensation and benefits expense	296	274	910	872
Insurance losses and loss adjustment expenses	74	77	260	241
Other operating expenses	468	456	1,379	1,347
Total noninterest expense	838	807	2,549	2,460
Income from continuing operations before income tax expense	500	465	1,480	1,254
Income tax expense from continuing operations	119	91	140	280
Net income from continuing operations	381	374	1,340	974
Loss from discontinued operations, net of tax	—	—	(3)	(1)
Net income	381	374	1,337	973
Other comprehensive income (loss), net of tax	106	(133)	721	(531)
Comprehensive income	$487	$241	$2,058	$442
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
(in dollars) (a)	2019	2018	2019	2018
Basic earnings per common share
Net income from continuing operations	$0.98	$0.89	$3.37	$2.27
Loss from discontinued operations, net of tax	—	—	(0.01)	—
Net income	$0.97	$0.89	$3.36	$2.26
Diluted earnings per common share
Net income from continuing operations	$0.97	$0.88	$3.35	$2.25
Loss from discontinued operations, net of tax	—	—	(0.01)	—
Net income	$0.97	$0.88	$3.35	$2.25
Cash dividends declared per common share	$0.17	$0.15	$0.51	$0.41

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 15 for additional earnings per share information. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents
Noninterest-bearing	$723	$810
Interest-bearing	2,894	3,727
Total cash and cash equivalents	3,617	4,537
Equity securities	570	773
Available-for-sale securities (refer to Note 6 for discussion of investment securities pledged as collateral)	29,384	25,303
Held-to-maturity securities (fair value of $2,687 and $2,307)	2,618	2,362
Loans held-for-sale, net	1,000	314
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	128,609	129,926
Allowance for loan losses	(1,277)	(1,242)
Total finance receivables and loans, net	127,332	128,684
Investment in operating leases, net	8,653	8,417
Premiums receivable and other insurance assets	2,521	2,326
Other assets	5,790	6,153
Total assets	$181,485	$178,869
Liabilities
Deposit liabilities
Noninterest-bearing	$156	$142
Interest-bearing	119,074	106,036
Total deposit liabilities	119,230	106,178
Short-term borrowings	5,335	9,987
Long-term debt	35,730	44,193
Interest payable	894	523
Unearned insurance premiums and service revenue	3,246	3,044
Accrued expenses and other liabilities	2,600	1,676
Total liabilities	167,035	165,601
Contingencies (refer to Note 23)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 496,595,277 and 492,797,409; and outstanding 383,523,357 and 404,899,599)	21,417	21,345
Accumulated deficit	(4,368)	(5,489)
Accumulated other comprehensive income (loss)	190	(539)
Treasury stock, at cost (113,071,920 and 87,897,810 shares)	(2,789)	(2,049)
Total equity	14,450	13,268
Total liabilities and equity	$181,485	$178,869
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

($ in millions)	September 30, 2019	December 31, 2018
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$17,816	$18,086
Allowance for loan losses	(129)	(114)
Total finance receivables and loans, net	17,687	17,972
Investment in operating leases, net	63	164
Other assets	713	767
Total assets	$18,463	$18,903
Liabilities
Long-term debt	$8,906	$10,482
Accrued expenses and other liabilities	13	12
Total liabilities	$8,919	$10,494
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,
($ in millions)	Common stock and paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock	Total equity
Balance at July 1, 2018	$21,303	$(6,026)	$(648)	$(1,490)	$13,139
Net income		374			374
Share-based compensation	19				19
Other comprehensive loss			(133)		(133)
Common stock repurchases				(250)	(250)
Common stock dividends ($0.15 per share)		(64)			(64)
Balance at September 30, 2018	$21,322	$(5,716)	$(781)	$(1,740)	$13,085
Balance at July 1, 2019	$21,403	$(4,682)	$84	$(2,489)	$14,316
Net income		381			381
Share-based compensation	14				14
Other comprehensive income			106		106
Common stock repurchases				(300)	(300)
Common stock dividends ($0.17 per share)		(67)			(67)
Balance at September 30, 2019	$21,417	$(4,368)	$190	$(2,789)	$14,450

	Nine months ended September 30,
($ in millions)	Common stock and paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock	Total equity
Balance at December 31, 2017	$21,245	$(6,406)	$(235)	$(1,110)	$13,494
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2014-09		(126)			(126)
Adoption of Accounting Standards Update 2016-01		(20)	27		7
Adoption of Accounting Standards Update 2018-02		42	(42)		—
Balance at January 1, 2018	$21,245	$(6,510)	$(250)	$(1,110)	$13,375
Net income		973			973
Share-based compensation	77				77
Other comprehensive loss			(531)		(531)
Common stock repurchases				(630)	(630)
Common stock dividends ($0.41 per share)		(179)			(179)
Balance at September 30, 2018	$21,322	$(5,716)	$(781)	$(1,740)	$13,085
Balance at December 31, 2018	$21,345	$(5,489)	$(539)	$(2,049)	$13,268
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2017-08		(10)	8		(2)
Balance at January 1, 2019	$21,345	$(5,499)	$(531)	$(2,049)	$13,266
Net income		1,337			1,337
Share-based compensation	72				72
Other comprehensive income			721		721
Common stock repurchases				(740)	(740)
Common stock dividends ($0.51 per share)		(206)			(206)
Balance at September 30, 2019	$21,417	$(4,368)	$190	$(2,789)	$14,450

(a)	Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2019	2018
Operating activities
Net income	$1,337	$973
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,136	1,280
Provision for loan losses	722	652
Gain on mortgage and automotive loans, net	(22)	(19)
Other gain on investments, net	(174)	(37)
Originations and purchases of loans held-for-sale	(952)	(889)
Proceeds from sales and repayments of loans held-for-sale	788	830
Net change in
Deferred income taxes	86	272
Interest payable	371	338
Other assets	(25)	(136)
Other liabilities	(98)	(9)
Other, net	(36)	89
Net cash provided by operating activities	3,133	3,344
Investing activities
Purchases of equity securities	(301)	(652)
Proceeds from sales of equity securities	615	715
Purchases of available-for-sale securities	(11,214)	(5,669)
Proceeds from sales of available-for-sale securities	5,699	637
Proceeds from repayments of available-for-sale securities	3,246	2,509
Purchases of held-to-maturity securities	(514)	(436)
Proceeds from repayments of held-to-maturity securities	195	107
Purchases of finance receivables and loans held-for-investment	(3,322)	(4,778)
Proceeds from sales of finance receivables and loans initially held-for-investment	427	53
Originations and repayments of finance receivables and loans held-for-investment and other, net	3,069	(558)
Purchases of operating lease assets	(2,937)	(2,991)
Disposals of operating lease assets	2,016	2,461
Net change in nonmarketable equity investments	179	(3)
Other, net	(306)	(241)
Net cash used in investing activities	(3,148)	(8,846)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2019	2018
Financing activities
Net change in short-term borrowings	(4,652)	(4,074)
Net increase in deposits	13,032	8,063
Proceeds from issuance of long-term debt	5,438	14,756
Repayments of long-term debt	(14,114)	(12,994)
Repurchase of common stock	(740)	(630)
Dividends paid	(206)	(179)
Net cash (used in) provided by financing activities	(1,242)	4,942
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	2	(2)
Net decrease in cash and cash equivalents and restricted cash	(1,255)	(562)
Cash and cash equivalents and restricted cash at beginning of year	5,626	5,269
Cash and cash equivalents and restricted cash at September 30,	$4,371	$4,707
Supplemental disclosures
Cash paid for
Interest	$2,781	$2,242
Income taxes	31	21
Noncash items
Held-to-maturity securities received in consideration for loans sold	—	26
Loans held-for-sale transferred to finance receivables and loans held-for-investment	125	—
Finance receivables and loans held-for-investment transferred to loans held-for-sale	964	815

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

September 30, ($ in millions)	2019	2018
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$3,617	$3,772
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	754	935
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$4,371	$4,707

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 10 for additional details describing the nature of restricted cash balances.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, or we, us, or our) is a leading digital financial-services company. As a customer-centric company with passionate customer service and innovative financial solutions, we are relentlessly focused on “Doing It Right” and being a trusted financial-services provider to our consumer, commercial, and corporate customers. We are one of the largest full-service automotive finance operations in the country and offer a wide range of financial services and insurance products to dealerships and consumers. Our award-winning online bank (Ally Bank, Member Federal Deposit Insurance Corporation and Equal Housing Lender) offers mortgage-lending services and a variety of deposit and other banking products, including savings, money-market, and checking accounts, certificates of deposit (CDs), and individual retirement accounts (IRAs). Additionally, we offer securities-brokerage and investment-advisory services through Ally Invest. Our robust corporate finance business offers capital for equity sponsors and middle-market companies. We are a Delaware corporation and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956, as amended, and a financial holding company (FHC) under the Gramm-Leach-Bliley Act of 1999, as amended.
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
The Condensed Consolidated Financial Statements at September 30, 2019, and for the three months and nine months ended September 30, 2019, and 2018, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed on February 20, 2019, with the U.S. Securities and Exchange Commission (SEC).
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
Income Taxes
In calculating the provision for interim income taxes, in accordance with Accounting Standards Codification (ASC) Topic 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. This method differs from that described in Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K, which describes our annual significant income tax accounting policy and related methodology.
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
Management has continued to utilize a cross-functional working group to govern the implementation of these amendments, including consideration of model development, data integrity, technology, reporting and disclosure requirements, key accounting interpretations, control environment, and corporate governance. We are in the process of finalizing the allowance for credit loss models, implementing changes to our internal processes and internal control structure, and updating our policies and documentation related to the allowance for credit losses. During the third quarter of 2019, we performed parallel testing, which included enhanced analytics, continued refinement of our qualitative allowance framework, and the execution of parallel processes for governance and documentation, and we expect to complete our implementation efforts by December 31, 2019. Based on forecasted economic conditions and portfolio balances as of September 30, 2019, preliminary assessments indicate that the adoption of CECL could result in an overall increase to our allowance for loan losses on finance receivables and loans of between 105% to 115%. The increase is driven by our consumer automotive loan portfolio and is primarily related to the difference between loss emergence periods currently utilized, as compared to estimating lifetime credit losses as required by the CECL standard. Additionally, there was no material impact to the allowance for loan losses from our other loan portfolios. Our estimation techniques

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

under CECL are impacted by forecasted economic conditions. Our modeling processes utilize a 12 month reasonable and supportable forecast period for all portfolio segments. After the forecast period, we revert to a longer term historical mean over a 24 month period. Additionally, the adoption of CECL is not expected to result in a material impact to our held-to-maturity securities portfolio, which is primarily composed of agency-backed mortgage securities, and is also not expected to have a material impact on our available-for-sale debt securities portfolio.
The actual impact of adopting this standard will depend upon a number of factors at the adoption date, including the composition and credit quality of our financing receivables and loan portfolios and investment securities portfolios, economic conditions and forecasts, the allowance for credit loss models that are used, the data that is included in the models, the associated qualitative allowance framework, and our estimation techniques. Additionally, under CECL, changes in these factors after the adoption date may lead to increased volatility in our future provisions for loan losses. The impact of the adoption will be reflected as an adjustment to beginning retained earnings, net of income taxes. Additionally, we currently expect to phase in the day-one impact of CECL into regulatory capital as prescribed by regulatory capital rules which permit us to phase in 25 percent of the capital impact of CECL in 2020 and an additional 25 percent each subsequent year until fully-phased in by the first quarter of 2023.
2.    Revenue from Contracts with Customers
Our primary revenue sources, which include financing revenue and other interest income, are addressed by other GAAP and are not in the scope of ASC Topic 606, Revenue from Contracts with Customers. As part of our Insurance operations, we recognize revenue from insurance contracts, which are addressed by other GAAP and are not included in the scope of this standard. Certain noninsurance contracts within our Insurance operations, including vehicle service contracts (VSCs), guaranteed asset protection (GAP) contracts, and vehicle maintenance contracts (VMCs), are included in the scope of this standard. All revenue associated with noninsurance contracts is recognized over the contract term on a basis proportionate to the anticipated cost emergence. Further, commissions and sales expense incurred to obtain these contracts are amortized over the terms of the related policies and service contracts on the same basis as premiums and service revenue are earned, and all advertising costs are recognized as expense when incurred.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present a disaggregated view of our revenue from contracts with customers included in other revenue that falls within the scope of the revenue recognition principles of ASC Topic 606, Revenue from Contracts with Customers. For further information regarding our revenue recognition policies and details about the nature of our respective revenue streams, refer to Note 1 and Note 3 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2019
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$138	$—	$—	$—	$138
Remarketing fee income	19	—	—	—	—	19
Brokerage commissions and other revenue	—	—	—	—	16	16
Deposit account and other banking fees	—	—	—	—	3	3
Brokered/agent commissions	—	3	—	—	—	3
Other	5	—	—	—	—	5
Total revenue from contracts with customers	24	141	—	—	19	184
All other revenue	35	148	10	9	27	229
Total other revenue (d)	$59	$289	$10	$9	$46	$413
2018
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$129	$—	$—	$—	$129
Remarketing fee income	19	—	—	—	—	19
Brokerage commissions and other revenue	—	—	—	—	15	15
Brokered/agent commissions	—	3	—	—	—	3
Deposit account and other banking fees	—	—	—	—	3	3
Other	4	—	—	—	—	4
Total revenue from contracts with customers	23	132	—	—	18	173
All other revenue	57	150	2	14	2	225
Total other revenue (d)	$80	$282	$2	$14	$20	$398

(a)
We had opening balances of $2.8 billion and $2.6 billion in unearned revenue associated with outstanding contracts at July 1, 2019, and July 1, 2018, respectively, and $206 million and $199 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended September 30, 2019, and September 30, 2018.

(b)
At September 30, 2019, we had unearned revenue of $2.8 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $197 million during the remainder of 2019, $737 million in 2020, $646 million in 2021, $523 million in 2022, and $720 million thereafter. At September 30, 2018, we had unearned revenue of $2.6 billion associated with outstanding contracts.

(c)
We had deferred insurance assets of $1.6 billion and $1.7 billion at July 1, 2019, and September 30, 2019, respectively, and recognized $119 million of expense during the three months ended September 30, 2019. We had deferred insurance assets of $1.5 billion at both July 1, 2018, and September 30, 2018, respectively, and recognized $108 million of expense during the three months ended September 30, 2018.

(d)	Represents a component of total net revenue. Refer to Note 21 for further information on our reportable operating segments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2019
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$403	$—	$—	$—	$403
Remarketing fee income	56	—	—	—	—	56
Brokerage commissions and other revenue	—	—	—	—	50	50
Deposit account and other banking fees	—	—	—	—	12	12
Brokered/agent commissions	—	10	—	—	—	10
Other	15	—	—	—	—	15
Total revenue from contracts with customers	71	413	—	—	62	546
All other revenue	117	522	16	30	43	728
Total other revenue (c)	$188	$935	$16	$30	$105	$1,274
2018
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$377	$—	$—	$—	$377
Remarketing fee income	63	—	—	—	—	63
Brokerage commissions and other revenue	—	—	—	—	46	46
Brokered/agent commissions	—	11	—	—	—	11
Deposit account and other banking fees	—	—	—	—	9	9
Other	10	1	—	—	—	11
Total revenue from contracts with customers	73	389	—	—	55	517
All other revenue	136	405	5	36	17	599
Total other revenue (c)	$209	$794	$5	$36	$72	$1,116

(a)
We had opening balances of $2.6 billion and $2.5 billion in unearned revenue associated with outstanding contracts at January 1, 2019, and January 1, 2018, respectively, and $607 million and $588 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the nine months ended September 30, 2019, and September 30, 2018.

(b)
We had deferred insurance assets of $1.5 billion and $1.7 billion at January 1, 2019, and September 30, 2019, respectively, and recognized $344 million of expense during the nine months ended September 30, 2019. We had deferred insurance assets of $1.4 billion and $1.5 billion at January 1, 2018, and September 30, 2018, respectively, and recognized $317 million of expense during the nine months ended September 30, 2018.

(c)	Represents a component of total net revenue. Refer to Note 21 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $28 million and $66 million for the three months and nine months ended September 30, 2019, respectively, and $27 million and $61 million for the three months and nine months ended September 30, 2018, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income.
3.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Late charges and other administrative fees	$28	$29	$85	$83
Remarketing fees	19	19	56	63
Income from equity-method investments	7	5	19	18
Servicing fees	4	5	14	21
Other, net	38	43	102	122
Total other income, net of losses	$96	$101	$276	$307

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

4.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2019	2018
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$134	$140
Less: Reinsurance recoverable	96	108
Net reserves for insurance losses and loss adjustment expenses at January 1,	38	32
Net insurance losses and loss adjustment expenses incurred related to:
Current year	259	235
Prior years (a)	1	6
Total net insurance losses and loss adjustment expenses incurred	260	241
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(227)	(205)
Prior years	(29)	(27)
Total net insurance losses and loss adjustment expenses paid or payable	(256)	(232)
Net reserves for insurance losses and loss adjustment expenses at September 30,	42	41
Plus: Reinsurance recoverable	93	98
Total gross reserves for insurance losses and loss adjustment expenses at September 30,	$135	$139

(a)	There have been no material adverse changes to the reserve for prior years.
5.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Insurance commissions	$120	$113	$351	$332
Technology and communications	77	75	227	220
Advertising and marketing	46	38	129	106
Lease and loan administration	40	42	122	124
Professional services	32	33	91	100
Regulatory and licensing fees	29	33	85	98
Vehicle remarketing and repossession	26	27	78	85
Premises and equipment depreciation	25	22	72	64
Occupancy	14	11	43	33
Non-income taxes	9	10	29	24
Amortization of intangible assets	2	2	8	8
Other	48	50	144	153
Total other operating expenses	$468	$456	$1,379	$1,347

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

	September 30, 2019				December 31, 2018
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,389	$8	$(15)	$2,382	$1,911	$—	$(60)	$1,851
U.S. States and political subdivisions	612	19	(1)	630	816	3	(17)	802
Foreign government	152	3	—	155	145	1	(1)	145
Agency mortgage-backed residential	19,887	244	(23)	20,108	17,486	47	(395)	17,138
Mortgage-backed residential	2,799	22	(9)	2,812	2,796	1	(111)	2,686
Agency mortgage-backed commercial	1,341	72	—	1,413	3	—	—	3
Mortgage-backed commercial	112	1	—	113	715	1	(2)	714
Asset-backed	413	4	—	417	723	2	(2)	723
Corporate debt	1,321	35	(2)	1,354	1,286	1	(46)	1,241
Total available-for-sale securities (a) (b) (c)	$29,026	$408	$(50)	$29,384	$25,881	$56	$(634)	$25,303
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential (d)	$2,593	$70	$(1)	$2,662	$2,319	$6	$(61)	$2,264
Asset-backed retained notes	25	—	—	25	43	—	—	43
Total held-to-maturity securities	$2,618	$70	$(1)	$2,687	$2,362	$6	$(61)	$2,307

(a)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million at both September 30, 2019, and December 31, 2018, respectively.

(b)	Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 17 for additional information.

(c)
Available-for-sale securities with a fair value of $2.5 billion and $9.2 billion at September 30, 2019, and December 31, 2018, respectively, were pledged to secure advances from the Federal Home Loan Bank (FHLB), short-term borrowings or repurchase agreements, or for other purposes as required by contractual obligation or law. Under these agreements, we have granted the counterparty the right to sell or pledge $594 million and $821 million of the underlying investment securities at September 30, 2019, and December 31, 2018, respectively.

(d)	Held-to-maturity securities with a fair value of $972 million and $1.2 billion at September 30, 2019, and December 31, 2018, respectively, were pledged to secure advances from the FHLB.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of debt securities outstanding is summarized in the following tables. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2019
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,382	1.5%	$65	2.1%	$1,742	1.5%	$575	1.6%	$—	—%
U.S. States and political subdivisions	630	3.1	21	2.2	61	2.2	169	2.8	379	3.4
Foreign government	155	2.3	4	1.4	65	2.3	86	2.3	—	—
Agency mortgage-backed residential	20,108	3.3	—	—	—	—	49	2.0	20,059	3.3
Mortgage-backed residential	2,812	3.3	—	—	—	—	—	—	2,812	3.3
Agency mortgage-backed commercial	1,413	2.9	—	—	3	3.2	1,089	3.0	321	2.6
Mortgage-backed commercial	113	3.5	—	—	—	—	—	—	113	3.5
Asset-backed	417	3.5	—	—	310	3.5	53	3.9	54	3.0
Corporate debt	1,354	3.2	125	2.8	571	3.0	643	3.4	15	5.5
Total available-for-sale securities	$29,384	3.1	$215	2.5	$2,752	2.0	$2,664	2.8	$23,753	3.3
Amortized cost of available-for-sale securities	$29,026		$215		$2,745		$2,568		$23,498
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$2,593	3.2%	$—	—%	$—	—%	$—	—%	$2,593	3.2%
Asset-backed retained notes	25	2.2	—	—	25	2.2	—	—	—	—
Total held-to-maturity securities	$2,618	3.2	$—	—	$25	2.2	$—	—	$2,593	3.2
December 31, 2018
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$1,851	1.9%	$12	1.0%	$1,277	1.8%	$562	2.0%	$—	—%
U.S. States and political subdivisions	802	3.0	49	1.9	43	2.3	252	2.6	458	3.4
Foreign government	145	2.4	18	3.1	60	2.3	67	2.4	—	—
Agency mortgage-backed residential	17,138	3.3	—	—	—	—	54	1.9	17,084	3.3
Mortgage-backed residential	2,686	3.3	—	—	—	—	—	—	2,686	3.3
Agency mortgage-backed commercial	3	3.1	—	—	3	3.1	—	—	—	—
Mortgage-backed commercial	714	3.8	—	—	—	—	46	3.9	668	3.8
Asset-backed	723	3.5	—	—	478	3.4	121	4.0	124	3.3
Corporate debt	1,241	3.1	144	2.8	496	2.9	581	3.3	20	5.5
Total available-for-sale securities	$25,303	3.2	$223	2.6	$2,357	2.4	$1,683	2.8	$21,040	3.3
Amortized cost of available-for-sale securities	$25,881		$224		$2,405		$1,743		$21,509
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$2,319	3.2%	$—	—%	$—	—%	$—	—%	$2,319	3.2%
Asset-backed retained notes	43	2.0	—	—	42	2.0	1	3.3	—	—
Total held-to-maturity securities	$2,362	3.2	$—	—	$42	2.0	$1	3.3	$2,319	3.2

(a)
Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.

The balances of cash equivalents were $124 million and $35 million at September 30, 2019, and December 31, 2018, respectively, and were composed primarily of money-market accounts and short-term securities, including U.S. Treasury bills.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents interest and dividends on investment securities.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Taxable interest	$214	$172	$648	$490
Taxable dividends	4	4	10	10
Interest and dividends exempt from U.S. federal income tax	3	6	12	18
Interest and dividends on investment securities	$221	$182	$670	$518

The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period. There were no other-than-temporary impairments of available-for-sale securities for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Available-for-sale securities
Gross realized gains	$30	$1	$64	$8
Gross realized losses (a)	(3)	—	(4)	—
Net realized gains on available-for-sale securities	27	1	60	8
Net realized gain on equity securities	12	15	51	55
Net unrealized (loss) gain on equity securities	(12)	6	63	(26)
Other gain on investments, net	$27	$22	$174	$37

(a)
Certain available-for-sale securities were sold at a loss during the three months and nine months ended September 30, 2019, and September 30, 2018, as a result of identifiable market or credit events, or a loss was realized based on corporate actions outside of our control (such as a call by the issuer). Any such sales were made in accordance with our risk-management policies and practices.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The table below summarizes available-for-sale and held-to-maturity securities in an unrealized loss position, which we evaluated for other than temporary impairment. For additional information on our methodology, refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K. As of September 30, 2019, we did not have the intent to sell the available-for-sale or held-to-maturity securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result of this evaluation, we believe that the securities with an unrealized loss position are not considered to be other-than-temporarily impaired at September 30, 2019.

	September 30, 2019				December 31, 2018
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,131	$(8)	$279	$(7)	$31	$—	$1,758	$(60)
U.S. States and political subdivisions	63	(1)	9	—	259	(3)	317	(14)
Foreign government	11	—	4	—	6	—	74	(1)
Agency mortgage-backed residential	2,722	(8)	1,317	(15)	5,537	(94)	7,808	(301)
Mortgage-backed residential	647	(2)	221	(7)	1,024	(20)	1,360	(91)
Mortgage-backed commercial	43	—	—	—	347	(1)	36	(1)
Asset-backed	17	—	13	—	294	(1)	124	(1)
Corporate debt	104	—	57	(2)	576	(19)	569	(27)
Total temporarily impaired available-for-sale securities	$4,738	$(19)	$1,900	$(31)	$8,074	$(138)	$12,046	$(496)
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$142	$(1)	$87	$—	$457	$(6)	$1,376	$(55)
Asset-backed retained notes	—	—	9	—	16	—	19	—
Total held-to-maturity debt securities	$142	$(1)	$96	$—	$473	$(6)	$1,395	$(55)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

7.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at gross carrying value was as follows.

($ in millions)	September 30, 2019	December 31, 2018
Consumer automotive (a)	$73,071	$70,539
Consumer mortgage
Mortgage Finance (b)	15,782	15,155
Mortgage — Legacy (c)	1,228	1,546
Total consumer mortgage	17,010	16,701
Total consumer	90,081	87,240
Commercial
Commercial and industrial
Automotive	29,122	33,672
Other	4,377	4,205
Commercial real estate	5,029	4,809
Total commercial	38,528	42,686
Total finance receivables and loans (d)	$128,609	$129,926

(a)	Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 17 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $11 million and $18 million at September 30, 2019, and December 31, 2018, respectively, 14% of which are expected to start principal amortization in 2019, and 44% in 2020. The remainder of these loans have exited the interest-only period.

(c)
Includes loans originated as interest-only mortgage loans of $234 million and $341 million at September 30, 2019, and December 31, 2018, respectively, of which 99% have exited the interest-only period.

(d)	Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $547 million and $587 million at September 30, 2019, and December 31, 2018, respectively.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended September 30, 2019 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at July 1, 2019	$1,078	$49	$155	$1,282
Charge-offs (a)	(374)	(3)	(16)	(393)
Recoveries	121	5	—	126
Net charge-offs	(253)	2	(16)	(267)
Provision for loan losses	264	(5)	4	263
Other	1	(2)	—	(1)
Allowance at September 30, 2019	$1,090	$44	$143	$1,277

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

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2019 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2019	$1,048	$53	$141	$1,242
Charge-offs (a)	(1,027)	(11)	(33)	(1,071)
Recoveries	368	17	—	385
Net charge-offs	(659)	6	(33)	(686)
Provision for loan losses	701	(13)	34	722
Other	—	(2)	1	(1)
Allowance at September 30, 2019	$1,090	$44	$143	$1,277
Allowance for loan losses at September 30, 2019
Individually evaluated for impairment	$37	$18	$32	$87
Collectively evaluated for impairment	1,053	26	111	1,190
Finance receivables and loans at gross carrying value
Ending balance	$73,071	$17,010	$38,528	$128,609
Individually evaluated for impairment	514	213	179	906
Collectively evaluated for impairment	72,557	16,797	38,349	127,703

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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Consumer automotive	$—	$578	$20	$578
Consumer mortgage	940	—	940	5
Commercial	—	238	—	238
Total sales and transfers (a)	$940	$816	$960	$821

(a)
During the nine months ended September 30, 2019, we also sold $131 million of loans held-for-sale that were initially classified as finance receivables and loans held-for-investment, and transferred $79 million of finance receivables from held-for-sale to held-for-investment, both relating to equipment finance receivables from our commercial automotive business.

The following table presents information about significant purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Consumer automotive	$92	$251	$409	$652
Consumer mortgage	811	1,743	2,724	3,890
Commercial	13	14	16	14
Total purchases of finance receivables and loans	$916	$2,008	$3,149	$4,556

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents an analysis of our past-due finance receivables and loans recorded at gross carrying value.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
September 30, 2019
Consumer automotive	$2,053	$521	$316	$2,890	$70,181	$73,071
Consumer mortgage
Mortgage Finance	107	6	10	123	15,659	15,782
Mortgage — Legacy	28	8	28	64	1,164	1,228
Total consumer mortgage	135	14	38	187	16,823	17,010
Total consumer	2,188	535	354	3,077	87,004	90,081
Commercial
Commercial and industrial
Automotive	1	—	45	46	29,076	29,122
Other	—	—	18	18	4,359	4,377
Commercial real estate	2	—	1	3	5,026	5,029
Total commercial	3	—	64	67	38,461	38,528
Total consumer and commercial	$2,191	$535	$418	$3,144	$125,465	$128,609
December 31, 2018
Consumer automotive	$2,107	$537	$296	$2,940	$67,599	$70,539
Consumer mortgage
Mortgage Finance	67	5	4	76	15,079	15,155
Mortgage — Legacy	30	10	42	82	1,464	1,546
Total consumer mortgage	97	15	46	158	16,543	16,701
Total consumer	2,204	552	342	3,098	84,142	87,240
Commercial
Commercial and industrial
Automotive	—	1	31	32	33,640	33,672
Other	—	4	16	20	4,185	4,205
Commercial real estate	—	—	1	1	4,808	4,809
Total commercial	—	5	48	53	42,633	42,686
Total consumer and commercial	$2,204	$557	$390	$3,151	$126,775	$129,926

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the gross carrying value of our finance receivables and loans on nonaccrual status.

($ in millions)	September 30, 2019	December 31, 2018
Consumer automotive	$692	$664
Consumer mortgage
Mortgage Finance	15	9
Mortgage — Legacy	43	70
Total consumer mortgage	58	79
Total consumer	750	743
Commercial
Commercial and industrial
Automotive	64	203
Other	111	142
Commercial real estate	4	4
Total commercial	179	349
Total consumer and commercial finance receivables and loans	$929	$1,092

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

	September 30, 2019			December 31, 2018
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$72,379	$692	$73,071	$69,875	$664	$70,539
Consumer mortgage
Mortgage Finance	15,767	15	15,782	15,146	9	15,155
Mortgage — Legacy	1,185	43	1,228	1,476	70	1,546
Total consumer mortgage	16,952	58	17,010	16,622	79	16,701
Total consumer	$89,331	$750	$90,081	$86,497	$743	$87,240

The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at gross carrying value.

	September 30, 2019			December 31, 2018
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial and industrial
Automotive	$26,393	$2,729	$29,122	$30,799	$2,873	$33,672
Other	3,545	832	4,377	3,373	832	4,205
Commercial real estate	4,764	265	5,029	4,538	271	4,809
Total commercial	$34,702	$3,826	$38,528	$38,710	$3,976	$42,686

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
The following table presents information about our impaired finance receivables and loans.

($ in millions)	Unpaid principal balance (a)	Gross carrying value	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
September 30, 2019
Consumer automotive	$527	$514	$107	$407	$37
Consumer mortgage
Mortgage Finance	13	14	6	8	—
Mortgage — Legacy	204	199	65	134	18
Total consumer mortgage	217	213	71	142	18
Total consumer	744	727	178	549	55
Commercial
Commercial and industrial
Automotive	64	64	1	63	18
Other	149	111	80	31	14
Commercial real estate	4	4	4	—	—
Total commercial	217	179	85	94	32
Total consumer and commercial finance receivables and loans	$961	$906	$263	$643	$87
December 31, 2018
Consumer automotive	$503	$495	$105	$390	$44
Consumer mortgage
Mortgage Finance	15	15	6	9	1
Mortgage — Legacy	221	216	65	151	22
Total consumer mortgage	236	231	71	160	23
Total consumer	739	726	176	550	67
Commercial
Commercial and industrial
Automotive	203	203	112	91	10
Other	159	142	40	102	46
Commercial real estate	4	4	4	—	—
Total commercial	366	349	156	193	56
Total consumer and commercial finance receivables and loans	$1,105	$1,075	$332	$743	$123

(a)	Adjusted for charge-offs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present average balance and interest income for our impaired finance receivables and loans.

	2019		2018
Three months ended September 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$505	$9	$485	$7
Consumer mortgage
Mortgage Finance	14	—	12	1
Mortgage — Legacy	203	2	217	2
Total consumer mortgage	217	2	229	3
Total consumer	722	11	714	10
Commercial
Commercial and industrial
Automotive	76	—	83	—
Other	115	—	101	—
Commercial real estate	5	—	7	—
Total commercial	196	—	191	—
Total consumer and commercial finance receivables and loans	$918	$11	$905	$10

	2019		2018
Nine months ended September 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$502	$26	$477	$21
Consumer mortgage
Mortgage Finance	15	—	10	1
Mortgage — Legacy	208	7	219	7
Total consumer mortgage	223	7	229	8
Total consumer	725	33	706	29
Commercial
Commercial and industrial
Automotive	124	1	65	2
Other	118	—	76	—
Commercial real estate	5	—	5	—
Total commercial	247	1	146	2
Total consumer and commercial finance receivables and loans	$972	$34	$852	$31
Troubled Debt Restructurings
Troubled Debt Restructurings (TDRs) are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For consumer automotive loans, we may offer several types of assistance to aid our customers, including payment extensions and rewrites of the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at gross carrying value were $838 million and $812 million at September 30, 2019, and December 31, 2018, respectively.
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $18 million and $4 million at September 30, 2019, and December 31, 2018, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present information related to finance receivables and loans recorded at gross carrying value modified in connection with a TDR during the period.

	2019			2018
Three months ended September 30, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	7,197	$124	$107	6,759	$67	$67
Consumer mortgage
Mortgage Finance	1	—	—	10	4	4
Mortgage — Legacy	8	1	1	65	8	6
Total consumer mortgage	9	1	1	75	12	10
Total consumer	7,206	125	108	6,834	79	77
Commercial
Commercial and industrial
Automotive	1	5	5	—	—	—
Other	1	25	25	—	—	—
Total commercial	2	30	30	—	—	—
Total consumer and commercial finance receivables and loans	7,208	$155	$138	6,834	$79	$77

	2019			2018
Nine months ended September 30, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
Consumer automotive	20,222	$349	$303	19,699	$302	$270
Consumer mortgage
Mortgage Finance	4	—	—	18	7	7
Mortgage — Legacy	46	7	7	154	24	22
Total consumer mortgage	50	7	7	172	31	29
Total consumer	20,272	356	310	19,871	333	299
Commercial
Commercial and industrial
Automotive	7	46	46	3	4	4
Other	2	47	31	2	55	51
Total commercial	9	93	77	5	59	55
Total consumer and commercial finance receivables and loans	20,281	$449	$387	19,876	$392	$354
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

	2019			2018
Three months ended September 30, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	1,713	$18	$13	2,466	$27	$19
Total consumer finance receivables and loans	1,713	$18	$13	2,466	$27	$19

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	2019			2018
Nine months ended September 30, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount	Number of loans	Gross carrying value	Charge-off amount
Consumer automotive	5,674	$64	$41	7,217	$84	$54
Consumer mortgage
Mortgage — Legacy	—	—	—	1	—	—
Total consumer finance receivables and loans	5,674	$64	$41	7,218	$84	$54

8.    Leasing
On January 1, 2019, we adopted the amendments to the lease accounting principles. Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
Ally as the Lessee
We have operating leases for our corporate facilities, which have remaining lease terms of 1 month to 13 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend the leases for periods that range from 1 to 15 years. Some of those lease agreements also include options to terminate the leases in periods that range from 2 to 6 years after the commencement of the leases. We have not included any of these term extensions or termination provisions in our estimates of the lease term, as we do not consider it reasonably certain that the options will be exercised. Our property-lease agreements contain a lease component, which includes the right to use the real estate, and non-lease components, which include utilities and common area maintenance services. Lease components are accounted for under the ASC Topic on Leases, while non-lease components are accounted for under other GAAP Topics. We elected the practical expedient to account for the lease and non-lease components for property leases as a single lease component. Additional variable-rent payments made during the lease term are not based on a rate or index and are excluded from the calculations of ROU assets and lease liabilities and recognized as a component of variable lease expense as incurred.
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
The following table details our total investment in operating leases.

($ in millions)	September 30, 2019	January 1, 2019 (a)
Assets
Operating lease right-of-use assets (b)	$168	$161
Liabilities
Operating lease liabilities (c)	$195	$190

(a)	Date of adoption.

(b)	Included in other assets on our Condensed Consolidated Balance Sheet.

(c)	Included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.
During the three months and nine months ended September 30, 2019, we paid $12 million and $37 million, respectively, in cash for amounts included in the measurement of lease liabilities at September 30, 2019. This amount is included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the nine months ended September 30, 2019, we obtained $41 million of ROU assets in exchange for new operating lease liabilities. As of September 30, 2019, the weighted-average remaining lease term of our operating lease portfolio was 7 years, and the weighted-average discount rate was 2.93%.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of September 30, 2019, and that have noncancellable lease terms expiring after September 30, 2019.

($ in millions)
2019	$12
2020	49
2021	38
2022	26
2023	17
2024 and thereafter	75
Total undiscounted cash flows	217
Difference between undiscounted cash flows and discounted cash flows	(22)
Total lease liability	$195

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

Year ended December 31, ($ in millions)
2019	$48
2020	47
2021	46
2022	37
2023	31
2024 and thereafter	294
Total minimum payments required	$503

The following table details the components of total net operating lease expense.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Operating lease expense	$11	$11	$34	$32
Variable lease expense	2	2	6	5
Total lease expense, net (a)	$13	$13	$40	$37

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

When we acquire a consumer operating lease, we assume ownership of the vehicle from the dealer. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used-vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. Periodically, we revise the projected value of the leased vehicle at termination based on current market conditions and adjust depreciation expense if necessary over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of September 30, 2019, consumer operating leases with a carrying value, net of accumulated depreciation, of $354 million were covered by a residual value guarantee of 15% of the manufacturer’s suggested retail price.
The following table details our investment in operating leases.

($ in millions)	September 30, 2019	December 31, 2018
Vehicles	$10,197	$9,995
Accumulated depreciation	(1,544)	(1,578)
Investment in operating leases, net	$8,653	$8,417

The following table presents future minimum rental payments we have the right to receive under operating leases with noncancellable lease terms expiring after September 30, 2019.

($ in millions)
2019	$387
2020	1,211
2021	696
2022	251
2023	44
2024 and thereafter	3
Total lease payments from operating leases	$2,592

We recognized $368 million and $1.1 billion in operating lease revenue for both the three months and nine months ended September 30, 2019, and 2018, respectively. Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$262	$274	$785	$846
Remarketing gains, net	(28)	(27)	(66)	(61)
Net depreciation expense on operating lease assets	$234	$247	$719	$785
(a) Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $5 million and $14 million during the three months and nine months ended September 30, 2019, respectively, and $6 million and $19 million during the three months and nine months ended September 30, 2018.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Finance Leases
Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet was $494 million and $439 million as of September 30, 2019, and December 31, 2018, respectively. This includes lease payment receivables of $481 million and $425 million at September 30, 2019, and December 31, 2018, respectively, and unguaranteed residual assets of $13 million and $14 million at September 30, 2019, and December 31, 2018, respectively. Interest income on finance lease receivables was $7 million and $19 million for the three months and nine months ended September 30, 2019, respectively, and $5 million and $16 million for the three months and nine months ended September 30, 2018, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancellable lease terms expiring after September 30, 2019.

($ in millions)
2019	$43
2020	168
2021	144
2022	87
2023	53
2024 and thereafter	41
Total undiscounted cash flows	536
Difference between undiscounted cash flows and discounted cash flows	(55)
Present value of lease payments recorded as lease receivable	$481

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
There were no sales of financial assets into nonconsolidated VIEs for both the three months and nine months ended September 30, 2019. We had a pretax gain on sales of financial assets into nonconsolidated VIEs of $1 million for both the three months and nine months ended September 30, 2018.
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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
September 30, 2019
On-balance sheet variable interest entities
Consumer automotive (b)	$18,374	(c)	$5,892	(d)
Commercial automotive	8,846		3,048
Off-balance sheet variable interest entities
Consumer automotive (b)	27	(e)	—		$561	$588	(f)
Commercial other	993	(g)	356	(h)	—	1,259	(i)
Total	$28,240		$9,296		$561	$1,847
December 31, 2018
On-balance sheet variable interest entities
Consumer automotive	$16,255	(c)	$6,573	(d)
Commercial automotive	11,089		3,946
Off-balance sheet variable interest entities
Consumer automotive	45	(e)	—		$1,235	$1,280	(f)
Commercial other	806	(g)	326	(h)	—	1,054	(i)
Total	$28,195		$10,845		$1,235	$2,334

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
During the three months ended September 30, 2019, we indicated our intent to exercise clean-up call options related to a nonconsolidated securitization-related VIE. The option enables us to repurchase the remaining transferred financial assets at our discretion once the asset pool declines to a predefined level and redeem the related outstanding debt. As a result of this event, we became the primary beneficiary of the VIE, which included $96 million of consumer automotive loans and $93 million of related debt, and the VIE was consolidated on our Condensed Consolidated Balance Sheet. The related amounts were removed from assets sold to nonconsolidated VIEs and maximum exposure to loss in nonconsolidated VIEs.

(c)
Includes $8.8 billion and $8.4 billion of assets that were not encumbered by VIE beneficial interests held by third parties at September 30, 2019, and December 31, 2018, respectively. Ally or consolidated affiliates hold the interests in these assets.

(d)	Includes $21 million and $25 million of liabilities that were not obligations to third-party beneficial interest holders at September 30, 2019, and December 31, 2018, respectively.

(e)
Represents retained notes and certificated residual interests, of which $25 million and $43 million were classified as held-to-maturity securities at September 30, 2019, and December 31, 2018, respectively, and $2 million were classified as other assets at both September 30, 2019, and December 31, 2018. These assets represent our five percent interest in the credit risk of the assets underlying asset-backed securitizations.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Cash Flows with Off-balance Sheet Securitization Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive assets (e.g., servicing) that were outstanding during the nine months ended September 30, 2019, and 2018. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

Nine months ended September 30, ($ in millions)	Consumer automotive	Consumer mortgage
2019
Cash flows received on retained interests in securitization entities	$18	$—
Servicing fees	8	—
Cash disbursements for repurchases during the period	(2)	—
2018
Cash proceeds from transfers completed during the period	$24	$—
Cash flows received on retained interests in securitization entities	13	—
Servicing fees	14	—
Cash disbursements for repurchases during the period	(3)	—
Representations and warranty recoveries	—	2

Delinquencies and Net Credit Losses
The following tables present quantitative information about delinquencies and net credit losses for off-balance sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Off-balance sheet securitization entities
Consumer automotive	$561	$1,235	$7	$13
Whole-loan sales (a)
Consumer automotive	297	634	2	3
Total	$858	$1,869	$9	$16

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

	Net credit losses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Off-balance sheet securitization entities
Consumer automotive	$1	$2	$5	$7
Whole-loan sales (a)
Consumer automotive	—	1	1	2
Total	$1	$3	$6	$9

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

10.    Other Assets
The components of other assets were as follows.

($ in millions)	September 30, 2019	December 31, 2018
Property and equipment at cost	$1,294	$1,250
Accumulated depreciation	(662)	(686)
Net property and equipment	632	564
Nonmarketable equity investments (a)	1,243	1,410
Investment in qualified affordable housing projects (b)	784	649
Restricted cash held for securitization trusts (c)	666	965
Accrued interest, fees, and rent receivables	594	599
Equity-method investments (d)	322	262
Goodwill (e)	240	240
Other accounts receivable	118	203
Fair value of derivative contracts in receivable position (f)	94	41
Restricted cash and cash equivalents (g)	88	124
Net deferred tax assets	75	317
Cash collateral placed with counterparties	6	26
Other assets	928	753
Total other assets	$5,790	$6,153

(a)
Includes investments in FHLB stock of $711 million and $903 million at September 30, 2019, and December 31, 2018, respectively; Federal Reserve Bank (FRB) stock of $449 million and $448 million at September 30, 2019, and December 31, 2018, respectively; and equity securities without a readily determinable fair value of $83 million and $59 million at September 30, 2019, and December 31, 2018, respectively, measured at cost with adjustments for impairment and observable changes in price. During the three months and nine months ended September 30, 2019, we recorded $2 million and $9 million, respectively, of upward adjustments related to equity securities without a readily determinable fair value. Through September 30, 2019, we recorded $9 million of cumulative upward adjustments and $3 million of cumulative impairments and downward adjustments related to equity securities without a readily determinable fair value.

(b)
Investment in qualified affordable housing projects are accounted for using the proportional amortization method of accounting and include $350 million and $319 million of unfunded commitments to provide additional capital contributions to investees at September 30, 2019, and December 31, 2018, respectively. Substantially all of the unfunded commitments at September 30, 2019, are expected to be paid out over the next five years.

(c)
Includes restricted cash collected from customer payments on securitized receivables, which are distributed by us to investors as payments on the related secured debt, and cash reserve deposits utilized as a form of credit enhancement for various securitization transactions.

(d)	Primarily relates to investments made in connection with our Community Reinvestment Act (CRA) program.

(e)
Includes goodwill of $27 million within our Insurance operations at both September 30, 2019, and December 31, 2018; $193 million within Corporate and Other at both September 30, 2019, and December 31, 2018; and $20 million within Automotive Finance operations at both September 30, 2019, and December 31, 2018. No changes to the carrying amount of goodwill were recorded during the nine months ended September 30, 2019.

(f)	For additional information on derivative instruments and hedging activities, refer to Note 17.

(g)
Primarily represents a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, or letter of credit arrangements and corresponding collateral requirements.

11.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	September 30, 2019	December 31, 2018
Noninterest-bearing deposits	$156	$142
Interest-bearing deposits
Savings and money-market checking accounts	61,285	56,050
Certificates of deposit	57,788	49,985
Other deposits	1	1
Total deposit liabilities	$119,230	$106,178

At September 30, 2019, and December 31, 2018, certificates of deposit included $24.8 billion and $21.0 billion, respectively, of those in denominations of $100 thousand or more. At September 30, 2019, and December 31, 2018, certificates of deposit included $7.5 billion and $6.1 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

12.    Debt
Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	September 30, 2019			December 31, 2018
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$2,501	$—	$2,501	$2,477	$—	$2,477
Federal Home Loan Bank	—	2,375	2,375	—	6,825	6,825
Securities sold under agreements to repurchase	—	459	459	—	685	685
Total short-term borrowings	$2,501	$2,834	$5,335	$2,477	$7,510	$9,987

(a)	Refer to the section below titled Long-term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of September 30, 2019, the securities sold under agreements to repurchase consisted of $459 million of agency mortgage-backed residential debt securities set to mature as follows: $145 million within 30 days, $170 million within 31 to 60 days, and $144 million within 61 to 90 days. Refer to Note 6 and Note 20 for further details.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. At September 30, 2019, we placed cash collateral totaling $6 million and did not receive cash or noncash collateral. At December 31, 2018, we did not place any collateral, and we received cash collateral totaling $8 million and noncash collateral totaling $4 million.
Long-term Debt
The following table presents the composition of our long-term debt portfolio.

	September 30, 2019			December 31, 2018
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$3,044	$6,876	$9,920	$1,663	$7,313	$8,976
Due after one year	9,049	16,761	25,810	10,444	24,773	35,217
Total long-term debt (b) (c)	$12,093	$23,637	$35,730	$12,107	$32,086	$44,193

(a)	Includes basis adjustments related to the application of hedge accounting.

(b)	Includes $2.6 billion of trust preferred securities at both September 30, 2019, and December 31, 2018.

(c)	Includes advances net of hedge basis adjustment from the FHLB of Pittsburgh of $14.0 billion and $14.9 billion at September 30, 2019, and December 31, 2018, respectively.
The following table presents the scheduled remaining maturity of long-term debt at September 30, 2019, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2019	2020	2021	2022	2023	2024 and thereafter	Total
Unsecured
Long-term debt	$834	$2,258	$699	$1,095	$15	$8,303	$13,204
Original issue discount	(11)	(43)	(48)	(52)	(59)	(898)	(1,111)
Total unsecured	823	2,215	651	1,043	(44)	7,405	12,093
Secured
Long-term debt	1,486	6,695	9,342	5,417	539	158	23,637
Total long-term debt	$2,309	$8,910	$9,993	$6,460	$495	$7,563	$35,730

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following summarizes assets restricted as collateral for the payment of the related debt obligation, primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	September 30, 2019			December 31, 2018
($ in millions)	Total (a)		Ally Bank	Total (a)		Ally Bank
Investment securities (b)	$3,386		$3,386	$10,280		$9,564
Mortgage assets held-for-investment and lending receivables	16,820		16,820	16,498		16,498
Consumer automotive finance receivables	12,130		9,516	17,015		9,715
Commercial automotive finance receivables	13,759		13,759	15,563		15,563
Operating leases	67		—	170		—
Total assets restricted as collateral (c) (d)	$46,162		$43,481	$59,526		$51,340
Secured debt	$26,471	(e)	$24,138	$39,596	(e)	$32,072

(a)	Ally Bank is a component of the total column.

(b)
A portion of the restricted investment securities at September 30, 2019, and December 31, 2018, were restricted under repurchase agreements. Refer to the section above titled Short-term Borrowings for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $24.7 billion and $30.8 billion at September 30, 2019, and December 31, 2018, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans and investment securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $2.4 billion at both September 30, 2019, and December 31, 2018. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 10 for additional information.

(e)	Includes $2.8 billion and $7.5 billion of short-term borrowings at September 30, 2019, and December 31, 2018, respectively.
Trust Preferred Securities
At both September 30, 2019, and December 31, 2018, we had issued and outstanding approximately $2.6 billion in aggregate liquidation preference of 8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 (Series 2 TRUPS). Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions are payable at an annual rate equal to three-month London interbank offered rate plus 5.785% payable quarterly in arrears. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case. The Series 2 TRUPS were issued prior to October 4, 2010, under the Emergency Economic Stabilization Act of 2008 and are not subject to phase-out from additional Tier 1 capital into Tier 2 capital. The amount of Series 2 TRUPS included in Ally’s Tier 1 capital was $2.5 billion at September 30, 2019. The amount represents the carrying amount of the Series 2 TRUPS less our common stock investment in the trust.
Funding Facilities
We utilize both committed secured credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Condensed Consolidated Balance Sheet.
The total capacity in our credit facilities is provided by banks through private transactions. The facilities can be revolving in nature, generally having an original tenor ranging from 364 days to two years, and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the commitment period. At September 30, 2019, all of our $2.7 billion of capacity was revolving and of this balance, $1.7 billion was from facilities with a remaining tenor greater than 364 days.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Committed Secured Credit Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Bank funding
Secured	$—	$3,500	$—	$1,300	$—	$4,800
Parent funding
Secured	700	3,165	1,950	635	2,650	3,800
Total committed secured credit facilities	$700	$6,665	$1,950	$1,935	$2,650	$8,600

(a)
Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

13.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	September 30, 2019	December 31, 2018
Accounts payable	$1,231	$516
Unfunded commitments for investment in qualified affordable housing projects	350	319
Employee compensation and benefits	255	255
Reserves for insurance losses and loss adjustment expenses	135	134
Cash collateral received from counterparties	61	41
Deferred revenue	26	27
Fair value of derivative contracts in payable position (a)	3	37
Other liabilities	539	347
Total accrued expenses and other liabilities	$2,600	$1,676

(a)	For additional information on derivative instruments and hedging activities, refer to Note 17.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

14.    Accumulated Other Comprehensive (Loss) Income
The following table presents changes, net of tax, in each component of accumulated other comprehensive (loss) income.

	Three months ended September 30,
($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive (loss) income
Balance at July 1, 2018	$(598)	$19	$28	$(97)	$(648)
Net change	(133)	—	—	—	(133)
Balance at September 30, 2018	$(731)	$19	$28	$(97)	$(781)
Balance at July 1, 2019	$133	$19	$28	$(96)	$84
Net change	105	—	1	—	106
Balance at September 30, 2019	$238	$19	$29	$(96)	$190

	Nine months ended September 30,
($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive (loss) income
Balance at December 31, 2017	$(173)	$16	$11	$(89)	$(235)
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2016-01	27	—	—	—	27
Adoption of Accounting Standards Update 2018-02	(40)	4	—	(6)	(42)
Balance at January 1, 2018	(186)	20	11	(95)	(250)
Net change	(545)	(1)	17	(2)	(531)
Balance at September 30, 2018	$(731)	$19	$28	$(97)	$(781)
Balance at December 31, 2018	$(481)	$18	$19	$(95)	$(539)
Cumulative effect of changes in accounting principles, net of tax (c)
Adoption of Accounting Standards Update 2017-08	8	—	—	—	8
Balance at January 1, 2019	(473)	18	19	(95)	(531)
Net change	711	1	10	(1)	721
Balance at September 30, 2019	$238	$19	$29	$(96)	$190

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 17.

(c)	Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present the before- and after-tax changes in each component of accumulated other comprehensive income (loss).

Three months ended September 30, 2019 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$165		$(39)		$126
Less: Net realized gains reclassified to income from continuing operations	27	(a)	(6)	(b)	21
Net change	138		(33)		105
Translation adjustments
Net unrealized losses arising during the period	(2)		1		(1)
Net investment hedges (c)
Net unrealized gains arising during the period	2		(1)		1
Cash flow hedges (c)
Net unrealized gains arising during the period	5		(1)		4
Less: Net realized gains reclassified to income from continuing operations	3		—		3
Net change	2		(1)		1
Other comprehensive income	$140		$(34)		$106

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 17.

Three months ended September 30, 2018 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(174)		$41		$(133)
Less: Net realized gains reclassified to income from continuing operations	1	(a)	(1)	(b)	—
Net change	(175)		42		(133)
Translation adjustments
Net unrealized gains arising during the period	2		(1)		1
Net investment hedges (c)
Net unrealized losses arising during the period	(2)		1		(1)
Cash flow hedges (c)
Net unrealized losses arising during the period	(1)		1		—
Other comprehensive loss	$(176)		$43		$(133)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 17.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2019 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$990		$(233)		$757
Less: Net realized gains reclassified to income from continuing operations	60	(a)	(14)	(b)	46
Net change	930		(219)		711
Translation adjustments
Net unrealized gains arising during the period	4		(1)		3
Net investment hedges (c)
Net unrealized losses arising during the period	(3)		1		(2)
Cash flow hedges (c)
Net unrealized gains arising during the period	26		(6)		20
Less: Net realized gains reclassified to income from continuing operations	12		(2)		10
Net change	14		(4)		10
Defined benefit pension plans
Net unrealized losses arising during the period	(1)		—		(1)
Other comprehensive income	$944		$(223)		$721

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 17.

Nine months ended September 30, 2018 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(705)		$166		$(539)
Less: Net realized gains reclassified to income from continuing operations	8	(a)	(2)	(b)	6
Net change	(713)		168		(545)
Translation adjustments
Net unrealized losses arising during the period	(6)		1		(5)
Net investment hedges (c)
Net unrealized gains arising during the period	5		(1)		4
Cash flow hedges (c)
Net unrealized gains arising during the period	22		(5)		17
Defined benefit pension plans
Net unrealized losses arising during the period	(2)		—		(2)
Other comprehensive loss	$(694)		$163		$(531)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 17.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

15.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data; shares in thousands) (a)	2019	2018	2019	2018
Net income from continuing operations attributable to common stockholders	$381	$374	$1,340	$974
Loss from discontinued operations, net of tax	—	—	(3)	(1)
Net income attributable to common stockholders	$381	$374	$1,337	$973
Basic weighted-average common shares outstanding (b)	390,205	422,187	397,427	429,625
Diluted weighted-average common shares outstanding (b)	392,604	424,784	399,442	432,038
Basic earnings per common share
Net income from continuing operations	$0.98	$0.89	$3.37	$2.27
Loss from discontinued operations, net of tax	—	—	(0.01)	—
Net income	$0.97	$0.89	$3.36	$2.26
Diluted earnings per common share
Net income from continuing operations	$0.97	$0.88	$3.35	$2.25
Loss from discontinued operations, net of tax	—	—	(0.01)	—
Net income	$0.97	$0.88	$3.35	$2.25

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)	Includes shares related to share-based compensation that vested but were not yet issued.
16.    Regulatory Capital and Other Regulatory Matters
Basel Capital Framework
The FRB and other U.S. banking agencies have adopted risk-based and leverage capital standards that establish minimum capital-to-asset ratios for BHCs, like Ally, and depository institutions, like Ally Bank. The risk-based capital ratios are based on a banking organization’s risk-weighted assets (RWAs), which are generally determined under the standardized approach applicable to Ally and Ally Bank by (1) assigning on-balance sheet exposures to broad risk-weight categories according to the counterparty or, if relevant, the guarantor or collateral (with higher risk weights assigned to categories of exposures perceived as representing greater risk), and (2) multiplying off-balance sheet exposures by specified credit conversion factors to calculate credit equivalent amounts and assigning those credit equivalent amounts to the relevant risk-weight categories. The leverage ratio, in contrast, is based on an institution’s average unweighted on-balance sheet exposures.
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
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Condensed Consolidated Financial Statements or the results of operations and financial condition of Ally and Ally Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and Ally Bank must meet specific capital guidelines that involve quantitative measures of capital, assets, and certain off-balance sheet items. These measures and related classifications, which are used in the calculation of our risk-based and leverage capital ratios and those of Ally Bank, are also subject to qualitative judgments by the regulators about the components of capital, the risk weightings of assets and other exposures, and other factors. The FRB also uses these ratios and guidelines as part of the capital planning and stress testing processes. In addition, in order for Ally to maintain its status as an FHC, Ally and its bank subsidiary, Ally Bank, must remain well capitalized and well managed, as defined under applicable laws. The well capitalized standard for insured depository institutions, such as Ally Bank, reflects the capital requirements under U.S. Basel III.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

U.S. Basel III also revised the eligibility criteria for regulatory capital instruments and provides for the phase-out of instruments that had previously been recognized as capital but that do not satisfy these criteria. For example, subject to certain exceptions (e.g., certain debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other hybrid securities were excluded from a BHC’s Tier 1 capital as of January 1, 2016. Also, subject to a phase-in schedule, certain items are deducted from Common Equity Tier 1 capital under U.S. Basel III that had not previously been deducted from regulatory capital, and certain other deductions from regulatory capital have been modified. Among other things, U.S. Basel III requires significant investments in the common stock of unconsolidated financial institutions, mortgage servicing assets (MSAs), and certain deferred tax assets (DTAs) that exceed specified individual and aggregate thresholds to be deducted from Common Equity Tier 1 capital. U.S. Basel III also revised the standardized approach for calculating RWAs by, among other things, modifying certain risk weights and the methods for calculating RWAs for certain types of assets and exposures.
Ally and Ally Bank are subject to the U.S. Basel III standardized approach for counterparty credit risk, but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not subject to the U.S. market risk capital rule, which applies only to banking organizations with significant trading assets and liabilities.
The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	September 30, 2019		December 31, 2018		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$13,961	9.56%	$13,397	9.14%	4.50%	(b)
Ally Bank	16,774	12.40	16,552	12.61	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$16,394	11.22%	$15,831	10.80%	6.00%	6.00%
Ally Bank	16,774	12.40	16,552	12.61	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$18,643	12.76%	$18,046	12.31%	8.00%	10.00%
Ally Bank	17,995	13.30	17,620	13.42	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$16,394	9.12%	$15,831	9.00%	4.00%	(b)
Ally Bank	16,774	10.20	16,552	10.69	4.00	5.00%

(a)
In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally and Ally Bank were required to maintain a minimum capital conservation buffer of 2.5% and 1.875% at September 30, 2019, and December 31, 2018, respectively.

(b)	Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”

(c)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
At September 30, 2019, Ally and Ally Bank were “well-capitalized” and met all applicable capital requirements to which each was subject.
Recent Regulatory Developments
In October 2019, the FRB and other U.S. banking agencies issued final rules implementing targeted amendments to the Dodd-Frank Act and other financial-services laws that had been enacted in May 2018 through the Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCP Act). The final rules establish four risk-based categories of prudential standards and capital and liquidity requirements for banking organizations with $100 billion or more in total consolidated assets. The most stringent standards and requirements apply to U.S. global systemically important bank holding companies, which are assigned to Category I. The assignment of other banking organizations to the remaining three categories is based on measures of size and four other risk-based indicators: cross-jurisdictional activity, weighted short-term wholesale funding, nonbank assets, and off-balance sheet exposure. Under the final rules, Ally is designated as a Category IV firm and, as such, will be (1) made subject to supervisory stress testing on a two-year cycle rather than the current one-year cycle, (2) required to continue submitting an annual capital plan to the FRB, (3) allowed to continue excluding accumulated other comprehensive income from regulatory capital, (4) required to continue maintaining a buffer of unencumbered highly liquid assets to meet projected net cash outflows for 30 days, (5) required to conduct liquidity stress tests on a quarterly basis rather than the current monthly basis, (6) allowed to engage in more tailored liquidity risk management, including monthly rather than weekly calculations of collateral positions, the elimination of limits for activities that are not relevant to the firm, and fewer required elements of monitoring of intraday liquidity exposures, (7) exempted from company-run stress testing, the modified liquidity coverage ratio (LCR) provided weighted short-term wholesale funding remains under $50 billion, and the proposed modified net stable funding ratio, (8) allowed to remain exempted from the supplementary leverage ratio, the countercyclical capital buffer, and single counterparty credit limits, and (9) exempted from resolution planning for Ally Financial. The final rules will be effective on December 31, 2019. Relatedly, in April 2019, the Federal Deposit Insurance

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Corporation (FDIC) extended the date by which all covered insured depository institutions (CIDIs), including Ally Bank, must submit their next resolution plans to the date or dates specified by the FDIC in the future in connection with its final determination on amendments to the rule governing CIDI resolution planning.
In July 2019, the FRB and other U.S. banking agencies issued a final rule to simplify the capital treatment for MSAs, certain DTAs, and investments in the capital instruments of unconsolidated financial institutions (collectively, threshold items). Under the current capital rule, a banking organization must deduct from capital amounts of threshold items that individually exceed 10% of Common Equity Tier 1 capital. The aggregate amount of threshold items not deducted under the 10% threshold deduction but that nonetheless exceeds 15% of Common Equity Tier 1 capital minus certain deductions from and adjustments to Common Equity Tier 1 capital must also be deducted. Any amount of these MSAs and certain DTAs not deducted from Common Equity Tier 1 capital are currently risk weighted at 100%. The final rule removes the individual and aggregate deduction thresholds for threshold items and adopts a single 25% Common Equity Tier 1 capital deduction threshold for each item individually, and requires that any of the threshold items not deducted be risk weighted at 250%. The final rule also simplifies the calculation methodology for minority interests. These provisions take effect on April 1, 2020, with early adoption permitted on January 1, 2020. We do not expect these provisions to have a material impact to our capital position.
In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including Ally, the option to phase in the day-one impact of CECL. For regulatory capital purposes, this permits us to phase in 25 percent of the capital impact of CECL in 2020 and an additional 25 percent each subsequent year until fully phased-in by the first quarter of 2023. In addition, the FRB announced that although BHCs subject to company-run stress tests as part of its Comprehensive Capital Analysis and Review (CCAR) must incorporate CECL beginning in the 2020 cycle, in order to reduce uncertainty, the FRB will maintain its current modeling framework for the allowance for loan losses in supervisory stress tests through the 2021 cycle.
In April 2018, the FRB issued a proposal to more closely align forward-looking stress testing results with the FRB’s non-stress regulatory capital requirements for banking organizations with $50 billion or more in total consolidated assets. The proposal would introduce a stress capital buffer based on firm-specific stress test performance, which would effectively replace the non-stress capital conservation buffer. The proposal would also make several changes to the CCAR process, such as eliminating the CCAR quantitative objection, narrowing the set of planned capital actions assumed to occur in the stress scenario, and eliminating the 30% dividend payout ratio as a criterion for heightened scrutiny of a firm’s capital plan. In December 2017, the Basel Committee approved revisions to the global Basel III capital framework (commonly known as Basel IV), many of which—if adopted in the United States—could heighten regulatory capital standards. At this time, how the FRB proposal and the Basel Committee revisions will be harmonized and finalized in the United States is not clear or predictable, and we continue to evaluate the impacts these proposals and revisions may have on us.
Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.
Capital Planning and Stress Tests
Under the final rules implementing the EGRRCP Act, Ally will be (1) subject to supervisory stress testing on a two-year cycle rather than the current one-year cycle, (2) required to continue submitting an annual capital plan to the FRB, (3) allowed to continue excluding accumulated other comprehensive income from regulatory capital, (4) exempted from company-run stress testing, and (5) allowed to remain exempted from the supplementary leverage ratio and the countercyclical capital buffer.
Ally’s annual capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on Ally’s capital. The proposed capital plan must also include a discussion of how Ally, under expected and stressful conditions, will maintain capital commensurate with its risks and above the minimum regulatory capital ratios, and will serve as a source of strength to Ally Bank. The FRB will either object to Ally’s proposed capital plan, in whole or in part, or provide a notice of non-objection. If the FRB objects to the proposed capital plan, or if certain material events occur after approval of the plan, Ally must submit a revised capital plan within 30 days. Even if the FRB does not object to our capital plan, Ally may be precluded from or limited in paying dividends or other capital distributions without the FRB’s approval under certain circumstances—for example, when we would not meet minimum regulatory capital ratios and capital buffers after giving effect to the distributions.
In October 2019, the FRB noted its intent to propose changes to the capital-plan rule, including for the purpose of providing Category IV firms like Ally with additional flexibility in developing their annual capital plans. At this time, the impacts that such a potential future proposal may have on us are not clear.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information related to our common stock and distributions to our common stockholders over the last seven quarters.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2018
First quarter	$185	6,473	437,054	432,691	$0.13
Second quarter	195	7,280	432,691	425,752	0.13
Third quarter	250	9,194	425,752	416,591	0.15
Fourth quarter	309	12,121	416,591	404,900	0.15
2019
First quarter	$211	8,113	404,900	399,761	$0.17
Second quarter	229	7,775	399,761	392,775	0.17
Third quarter	300	9,287	392,775	383,523	0.17

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On October 7, 2019, the Ally Board of Directors (the Board) declared a quarterly cash dividend of $0.17 per share on all common stock, payable on November 15, 2019. Refer to Note 24 for further information regarding this common stock dividend.

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
Ally was not required to submit a capital plan to the FRB, participate in the supervisory stress test or CCAR, or conduct company-run stress tests during the 2019 cycle. Instead, our capital actions during this cycle are largely based on the results from our 2018 supervisory stress test. On April 1, 2019, the Board authorized an increase in our stock-repurchase program, permitting us to repurchase up to $1.25 billion of our common stock from time to time from the third quarter of 2019 through the second quarter of 2020, representing a 25% increase over our previously announced program. Additionally, on October 7, 2019, the Board declared a quarterly cash dividend of $0.17 per share of our common stock. Refer to Note 24 for further information on the most recent dividend.
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
We execute economic hedges, which may consist of interest rate swaps, interest rate caps, forwards, futures, options, and swaptions to mitigate interest rate risk.
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
We execute certain over-the-counter (OTC) derivatives such as interest rate caps and floors using bilateral agreements with financial counterparties. Bilateral agreements generally require both parties to post collateral in the event the fair values of the derivative financial instruments meet posting thresholds established under the agreements. In the event that either party defaults on the obligation, the secured party may seize the collateral. Payments related to the exchange of collateral for OTC derivatives are recognized as collateral.
We also execute certain derivatives such as interest rate swaps with clearinghouses, which requires us to post and receive collateral. For these clearinghouse derivatives, these payments are recognized as settlements rather than collateral.
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the three months and nine months ended September 30, 2019, or 2018.
We placed noncash collateral totaling $119 million supporting our derivative positions at September 30, 2019, compared to $26 million and $105 million of cash and noncash collateral, respectively, at December 31, 2018, in accounts maintained by counterparties. These amounts include collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 12 for details on the repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets.
We received cash and noncash collateral from counterparties totaling $53 million and $38 million, respectively, in accounts maintained by counterparties at September 30, 2019, compared to $30 million and $3 million of cash and noncash collateral at December 31, 2018. These amounts include collateral received from clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 12 for details on repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	September 30, 2019			December 31, 2018
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$15,451	$—	$—	$24,203
Purchased options	87	—	11,100	—	—	—
Foreign exchange contracts
Forwards	—	—	141	1	—	136
Total derivatives designated as accounting hedges	87	—	26,692	1	—	24,339
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	—	—	51	—	—	11
Written options	3	2	935	—	37	6,793
Purchased options	1	—	758	37	—	6,742
Total interest rate risk	4	2	1,744	37	37	13,546
Foreign exchange contracts
Futures and forwards	—	—	117	3	—	181
Total foreign exchange risk	—	—	117	3	—	181
Equity contracts
Written options	—	1	—	—	—	—
Purchased options	3	—	1	—	—	—
Total equity risk	3	1	1	—	—	—
Total derivatives not designated as accounting hedges	7	3	1,862	40	37	13,727
Total derivatives	$94	$3	$28,554	$41	$37	$38,066

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

($ in millions)	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Assets
Available-for-sale securities (b) (c)	$1,645	$1,485	$26	$—	$26	$(5)
Finance receivables and loans, net (d)	37,533	40,850	176	24	51	5
Liabilities
Long-term debt	$12,879	$13,001	$120	$67	$127	$67

(a)	Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.

(b)
The carrying amount of hedged available-for-sale securities is presented above using amortized cost. Refer to Note 6 for a reconciliation of the amortized cost and fair value of available-for-sale securities.

(c)
Includes the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amount identified as the last of layer in the open hedge relationship was $100 million and $28 million at September 30, 2019, and December 31, 2018, respectively. There were no basis adjustments associated with the open last-of-layer relationship at both September 30, 2019, and December 31, 2018. The amount that was identified as the last of layer in the discontinued hedge relationship was $100 million as of September 30, 2019. The basis adjustment associated with the discontinued last-of-layer relationship was a $2 million asset as of September 30, 2019, which was allocated across the entire remaining pool upon termination of the hedge relationship.

(d)
The hedged item represents the carrying value of the hedged portfolio of assets. The amount identified as the last of layer in the open hedge relationship was $10.2 billion as of September 30, 2019, and $21.4 billion as of December 31, 2018. The basis adjustment associated with the open last-of-layer relationship was a $126 million asset as of September 30, 2019, and a $19 million asset as of December 31, 2018, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. The amount that is identified as the last of layer in the discontinued hedge relationship was $12.8 billion at September 30, 2019. The basis adjustment associated with the discontinued last-of-layer relationship was a $50 million asset as of September 30, 2019, which was allocated across the entire remaining pool upon termination of the hedge relationship.

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Gain (loss) recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$—	$—	$1	$—
Other income, net of losses	—	—	(7)	—
Total interest rate contracts	—	—	(6)	—
Foreign exchange contracts
Other income, net of losses	1	(1)	(2)	5
Total foreign exchange contracts	1	(1)	(2)	5
Gain (loss) recognized in earnings	$1	$(1)	$(8)	$5

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables summarize the location and amounts of gains and losses on derivative instruments designated as fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Three months ended September 30, ($ in millions)	2019	2018	2019	2018	2019	2018	2019	2018
(Loss) gain on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$(36)	$20
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	36	(20)
Hedged fixed-rate FHLB advances	—	—	—	—	—	—	—	10
Derivatives designated as hedging instruments on fixed-rate FHLB advances	—	—	—	—	—	—	—	(10)
Hedged available-for-sale securities	—	—	17	(2)	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	(17)	2	—	—	—	—
Hedged fixed-rate consumer automotive loans	32	(9)	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(32)	9	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	—
(Loss) gain on cash flow hedging relationships
Interest rate contracts
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income (loss)	—	—	—	—	(2)	—	—	—
Hedged variable-rate borrowings
Reclassified from accumulated other comprehensive income into income (loss)	—	—	—	—	—	—	4	—
Total (loss) gain on cash flow hedging relationships	$—	$—	$—	$—	$(2)	$—	$4	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$1,859	$1,708	$237	$198	$658	$462	$378	$451

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Nine months ended September 30, ($ in millions)	2019	2018	2019	2018	2019	2018	2019	2018
(Loss) gain on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$(55)	$64
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	55	(63)
Hedged fixed-rate FHLB advances	—	—	—	—	—	—	—	53
Derivatives designated as hedging instruments on fixed-rate FHLB advances	—	—	—	—	—	—	—	(53)
Hedged available-for-sale securities	—	—	29	(7)	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	(29)	7	—	—	—	—
Hedged fixed-rate consumer automotive loans	173	(60)	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(173)	60	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	1
(Loss) gain on cash flow hedging relationships
Interest rate contracts
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income	—	—	—	—	(1)	—	—	—
Hedged variable-rate borrowings
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	12	—
Total (loss) gain on cash flow hedging relationships	$—	$—	$—	$—	$(1)	$—	$12	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$5,526	$4,898	$721	$562	$1,901	$1,212	$1,204	$1,296

During the next twelve months, we estimate $5 million of losses will be reclassified into pretax earnings from derivatives designated as cash flow hedges.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables summarize the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Three months ended September 30, ($ in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$—	$—	$6	$13
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	—	—	—	3
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	—	—	(6)	(6)
Interest for qualifying accounting hedges of secured debt (FHLB advances)	—	—	—	—	—	—	—	2
Amortization of deferred basis adjustments of available-for-sale securities	—	—	(1)	—	—	—	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	2	—	—	—	—	—
Amortization of deferred loan basis adjustments	(8)	(3)		—	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held-for-investment	10	7	—	—	—	—	—	—
Total gain on fair value hedging relationships	2	4	1	—	—	—	—	12
Gain on cash flow hedging relationships
Interest rate contracts
Interest for qualifying accounting hedges of variable-rate borrowings	—	—	—	—	—	—	—	3
Interest for qualifying accounting hedges of deposit liabilities	—	—	—	—	—	2	—	—
Total gain on cash flow hedging relationships	$—	$—	$—	$—	$—	$2	$—	$3

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Nine months ended September 30, ($ in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$—	$—	$18	$42
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	—	—	—	7
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	—	—	(17)	(12)
Interest for qualifying accounting hedges of secured debt (FHLB advances)	—	—	—	—	—	—	—	6
Amortization of deferred basis adjustments of available-for-sale securities	—	—	(2)	—	—	—	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	2	(1)	—	—	—	—
Amortization of deferred loan basis adjustments	(21)	(11)	—	—	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held-for-investment	27	5	—	—	—	—	—	—
Total gain (loss) on fair value hedging relationships	6	(6)	—	(1)	—	—	1	43
Gain on cash flow hedging relationships
Interest rate contracts
Interest for qualifying accounting hedges of variable-rate borrowings	—	—	—	—	—	—	—	6
Interest for qualifying accounting hedges of deposit liabilities	—	—	—	—	—	2	—	—
Total gain on cash flow hedging relationships	$—	$—	$—	$—	$—	$2	$—	$6

The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss).

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Interest rate contracts
Gain (loss) recognized in other comprehensive income (loss)	$2	$(1)	$14	$22

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes the effect of net investment hedges on accumulated other comprehensive income (loss) and the Condensed Consolidated Statement of Comprehensive Income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Foreign exchange contracts (a) (b)
Gain (loss) recognized in other comprehensive income (loss)	$2	$(2)	$(3)	$5

(a)	There were no amounts excluded from effectiveness testing for the three months and nine months ended September 30, 2019, or 2018.

(b)
Gains and losses reclassified from accumulated other comprehensive income (loss) are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months and nine months ended September 30, 2019, or 2018.

18.    Income Taxes
We recognized income tax expense from continuing operations of $119 million and $140 million for the three months and nine months ended September 30, 2019, respectively, compared to $91 million and $280 million for the same periods in 2018.
The increase in income tax expense for the three months ended September 30, 2019, compared to the same period in 2018, was primarily due to a nonrecurring tax benefit from the release of valuation allowance against state net operating loss carryforwards as a result of a state tax law enactment in the third quarter of 2018 and the tax effects of an increase in pretax earnings. The decrease in income tax expense for the nine months ended September 30, 2019, compared to the same period in 2018, was primarily due to a release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2019. The valuation allowance release was primarily driven by our current capacity to engage in certain securitization transactions and the market demand from investors related to these transactions, coupled with the anticipated timing of the forecasted expiration of certain tax credit carryforwards. This release of valuation allowance resulted in a significant variation in the customary relationship between pretax income and income tax expense. Additionally, the decrease in income tax expense for the nine months ended September 30, 2019, compared to the same period in 2018, was partially offset by the tax effects of an increase in pretax earnings and a nonrecurring tax benefit from the release of valuation allowance against state net operating loss carryforwards as a result of a state tax law enactment in the third quarter of 2018.
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

	Recurring fair value measurements
September 30, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$562	$—	$8	$570
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,381	1	—	2,382
U.S. States and political subdivisions	—	630	—	630
Foreign government	15	140	—	155
Agency mortgage-backed residential	—	20,108	—	20,108
Mortgage-backed residential	—	2,812	—	2,812
Agency mortgage-backed commercial	—	1,413	—	1,413
Mortgage-backed commercial	—	113	—	113
Asset-backed	—	417	—	417
Corporate debt	—	1,354	—	1,354
Total available-for-sale securities	2,396	26,988	—	29,384
Mortgage loans held-for-sale (b)	—	—	38	38
Interests retained in financial asset sales	—	—	3	3
Derivative contracts in a receivable position
Interest rate	—	88	3	91
Other	3	—	—	3
Total derivative contracts in a receivable position	3	88	3	94
Total assets	$2,961	$27,076	$52	$30,089
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$1	$1	$2
Other	1	—	—	1
Total derivative contracts in a payable position	1	1	1	3
Total liabilities	$1	$1	$1	$3

(a)	Our investment in any one industry did not exceed 14%.

(b)	Carried at fair value due to fair value option elections.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$766	$—	$7	$773
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,850	1	—	1,851
U.S. States and political subdivisions	—	802	—	802
Foreign government	7	138	—	145
Agency mortgage-backed residential	—	17,138	—	17,138
Mortgage-backed residential	—	2,686	—	2,686
Agency mortgage-backed commercial	—	3	—	3
Mortgage-backed commercial	—	714	—	714
Asset-backed	—	723	—	723
Corporate debt	—	1,241	—	1,241
Total available-for-sale securities	1,857	23,446	—	25,303
Mortgage loans held-for-sale (b)	—	—	8	8
Interests retained in financial asset sales	—	—	4	4
Derivative contracts in a receivable position
Interest rate	—	37	—	37
Foreign currency	—	4	—	4
Total derivative contracts in a receivable position	—	41	—	41
Total assets	$2,623	$23,487	$19	$26,129
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$37	$—	$37
Total derivative contracts in a payable position	—	37	—	37
Total liabilities	$—	$37	$—	$37

(a)	Our investment in any one industry did not exceed 9%.

(b)	Carried at fair value due to fair value option elections.

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

	Level 3 recurring fair value measurements
		Net realized/unrealized (losses) gains							Fair value at September 30, 2019	Net unrealized gains still held at September 30, 2019
($ in millions)	Fair value at July 1, 2019	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements		included in earnings	included in OCI
Assets
Equity securities	$9	$(1)	(a)	$—	$—	$—	$—	$—	$8	$(1)	$—
Mortgage loans held-for-sale (b)	22	3	(c)	—	222	(209)	—	—	38	—	—
Other assets
Interests retained in financial asset sales	3	—		—	—	—	—	—	3	—	—
Derivative assets, net of derivative liabilities	2	—		—	—	—	—	—	2	—	—
Total assets	$36	$2		$—	$222	$(209)	$—	$—	$51	$(1)	$—

(a)	Reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Carried at fair value due to fair value option elections.

(c)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
	Fair value at July 1, 2018	Net realized/unrealized gains			Purchases	Sales	Issuances	Settlements	Fair value at September 30, 2018	Net unrealized losses included in earnings still held at September 30, 2018
($ in millions)		included in earnings		included in OCI
Assets
Equity securities	$12	$—		$—	$—	$—	$—	$(1)	$11	$(1)
Mortgage loans held-for-sale (a)	13	2	(b)	—	86	(88)	—	—	13	—
Other assets
Interests retained in financial asset sales	4	—		—	—	—	—	—	4	—
Derivative assets	1	—		—	—	—	—	—	1	—
Total assets	$30	$2		$—	$86	$(88)	$—	$(1)	$29	$(1)

(a)	Carried at fair value due to fair value option elections.

(b)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at September 30, 2019	Net unrealized gains still held at September 30, 2019
($ in millions)	Fair value at Jan. 1, 2019	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements		included in earnings	included in OCI
Assets
Equity securities	$7	$5	(a)	$—	$—	$—	$—	$(4)	$8	$5	$—
Mortgage loans held-for-sale (b)	8	7	(c)	—	468	(445)	—	—	38	—	—
Other assets
Interests retained in financial asset sales	4	—		—	—	—	—	(1)	3	—	—
Derivative assets, net of derivative liabilities	—	2	(c)	—	—	—	—	—	2	2	—
Total assets	$19	$14		$—	$468	$(445)	$—	$(5)	$51	$7	$—

(a)	Reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Carried at fair value due to fair value option elections.

(c)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2018	Net realized/unrealized (losses) gains			Purchases	Sales	Issuances	Settlements	Fair value at September 30, 2018	Net unrealized losses included in earnings still held at September 30, 2018
($ in millions)		included in earnings		included in OCI
Assets
Equity securities	$19	$(4)	(a)	$—	$—	$—	$—	$(4)	$11	$(6)
Mortgage loans held-for-sale (b)	13	4	(c)	—	218	(222)	—	—	13	—
Other assets
Interests retained in financial asset sales	5	—		—	—	—	—	(1)	4	—
Derivative assets	1	—		—	—	—	—	—	1	—
Total assets	$38	$—		$—	$218	$(222)	$—	$(5)	$29	$(6)

(a)	Reported as other loss on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Carried at fair value due to fair value option elections.

(c)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.
Nonrecurring Fair Value
We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower-of-cost or fair value accounting or certain impairment measures. These items would constitute nonrecurring fair value measures.
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at September 30, 2019, and December 31, 2018, respectively. The amounts are as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost or fair value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
September 30, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$307	$307	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	48	48	(18)	n/m	(a)
Other	—	—	17	17	(14)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	65	65	(32)	n/m	(a)
Other assets
Nonmarketable equity investments	—	4	10	14	2	n/m	(a)
Equity-method investments	—	—	2	2	(6)	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	14	14	(1)	n/m	(a)
Total assets	$—	$4	$398	$402	$(37)	n/m
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

(b)	Represents the portion of the portfolio specifically impaired during 2019. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Nonrecurring fair value measurements				Lower-of-cost or fair value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
December 31, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net
Automotive (a)	$—	$—	$210	$210	$(2)	n/m	(b)
Other	—	—	96	96	—	n/m	(b)
Total loans held-for-sale, net	—	—	306	306	(2)	n/m	(b)
Commercial finance receivables and loans, net (c)
Automotive	—	—	84	84	(10)	n/m	(b)
Other	—	—	55	55	(46)	n/m	(b)
Total commercial finance receivables and loans, net	—	—	139	139	(56)	n/m	(b)
Other assets
Nonmarketable equity investments	—	—	1	1	(1)	n/m	(b)
Equity-method investments	—	—	3	3	—	n/m	(b)
Repossessed and foreclosed assets (d)	—	—	13	13	(1)	n/m	(b)
Total assets	$—	$—	$462	$462	$(60)	n/m
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at September 30, 2019, and December 31, 2018.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
September 30, 2019
Financial assets
Held-to-maturity securities	$2,618	$—	$2,687	$—	$2,687
Loans held-for-sale, net	962	—	—	963	963
Finance receivables and loans, net	127,332	—	—	131,154	131,154
FHLB/FRB stock (a)	1,160	—	1,160	—	1,160
Financial liabilities
Deposit liabilities	$59,788	$—	$—	$60,364	$60,364
Short-term borrowings	5,335	—	—	5,336	5,336
Long-term debt	35,730	—	23,336	15,221	38,557
December 31, 2018
Financial assets
Held-to-maturity securities	$2,362	$—	$2,307	$—	$2,307
Loans held-for-sale, net	306	—	—	306	306
Finance receivables and loans, net	128,684	—	—	130,878	130,878
FHLB/FRB stock (a)	1,351	—	1,351	—	1,351
Financial liabilities
Deposit liabilities	$51,985	$—	$—	$51,997	$51,997
Short-term borrowings	9,987	—	—	9,992	9,992
Long-term debt	44,193	—	23,846	21,800	45,646

(a)	Included in other assets on our Condensed Consolidated Balance Sheet.
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
In certain instances as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At September 30, 2019, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet
				Gross amounts not offset on the Condensed Consolidated Balance Sheet
September 30, 2019 ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
Assets
Derivative assets in net asset positions (d)	$91	$—	$91	$(2)	$(86)	$3
Derivative assets with no offsetting arrangements	3	—	3	—	—	3
Total assets	$94	$—	$94	$(2)	$(86)	$6
Liabilities
Derivative liabilities in net liability positions (d)	$1	$—	$1	$—	$(1)	$—
Derivative liabilities in net asset positions	1	—	1	(1)	—	—
Derivative liabilities with no offsetting arrangements	1	—	1	—	—	1
Total derivative liabilities (d)	3	—	3	(1)	(1)	1
Securities sold under agreements to repurchase (e)	459	—	459	—	(459)	—
Total liabilities	$462	$—	$462	$(1)	$(460)	$1

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. There was $38 million of noncash derivative collateral pledged to us that was excluded at September 30, 2019. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met.

(c)
Certain agreements grant us the right to sell or pledge the noncash assets we receive as collateral. Noncash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $38 million at September 30, 2019. We have not sold or pledged any of the noncash collateral received under these agreements as of September 30, 2019.

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
Mortgage Finance operations — Consists of the management of held-for-investment and held-for sale consumer mortgage loan portfolios. Our held-for-investment loan portfolio includes bulk purchases of high-quality jumbo and low-to-moderate income (LMI) mortgage loans originated by third parties. Our direct-to-consumer mortgage offering, named Ally Home, consists of a variety of jumbo and conforming fixed- and adjustable-rate mortgage products with the assistance of a third-party fulfillment provider. Jumbo mortgage loans are generally held on our balance sheet and are accounted for as held-for-investment. Conforming mortgage loans are generally originated as held-for-sale and then sold to the fulfillment provider, and we retain no mortgage servicing rights associated with those loans that are sold.
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
The information presented in our reportable operating segments is based in part on internal allocations, which involve management judgment.
Financial information for our reportable operating segments is summarized as follows.

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2019
Net financing revenue (loss) and other interest income	$1,078	$14	$39	$60	$(3)	$1,188
Other revenue	59	289	10	9	46	413
Total net revenue	1,137	303	49	69	43	1,601
Provision for loan losses	265	—	—	3	(5)	263
Total noninterest expense	443	247	38	22	88	838
Income (loss) from continuing operations before income tax expense	$429	$56	$11	$44	$(40)	$500
Total assets	$115,096	$8,478	$16,583	$5,275	$36,053	$181,485
2018
Net financing revenue and other interest income	$956	$14	$44	$50	$43	$1,107
Other revenue	80	282	2	14	20	398
Total net revenue	1,036	296	46	64	63	1,505
Provision for loan losses	229	—	2	8	(6)	233
Total noninterest expense	424	241	36	20	86	807
Income (loss) from continuing operations before income tax expense	$383	$55	$8	$36	$(17)	$465
Total assets	$114,675	$7,776	$14,896	$4,459	$31,295	$173,101

(a)	Net financing revenue and other interest income after the provision for loan losses totaled $925 million and $874 million for the three months ended September 30, 2019, and 2018, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2019
Net financing revenue and other interest income	$3,080	$41	$135	$175	$46	$3,477
Other revenue	188	935	16	30	105	1,274
Total net revenue	3,268	976	151	205	151	4,751
Provision for loan losses	707	—	2	29	(16)	722
Total noninterest expense	1,344	775	111	73	246	2,549
Income (loss) from continuing operations before income tax expense	$1,217	$201	$38	$103	$(79)	$1,480
Total assets	$115,096	$8,478	$16,583	$5,275	$36,053	$181,485
2018
Net financing revenue and other interest income	$2,790	$39	$131	$153	$137	$3,250
Other revenue	209	794	5	36	72	1,116
Total net revenue	2,999	833	136	189	209	4,366
Provision for loan losses	658	—	4	2	(12)	652
Total noninterest expense	1,308	740	102	64	246	2,460
Income (loss) from continuing operations before income tax expense	$1,033	$93	$30	$123	$(25)	$1,254
Total assets	$114,675	$7,776	$14,896	$4,459	$31,295	$173,101

(a)	Net financing revenue and other interest income after the provision for loan losses totaled $2.8 billion and $2.6 billion for the nine months ended September 30, 2019, and 2018, respectively.
22.    Parent and Guarantor Condensed Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of September 30, 2019, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statements of Comprehensive Income

Three months ended September 30, 2019 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(52)	$—	$1,914	$(3)	$1,859
Interest and fees on finance receivables and loans — intercompany	4	—	1	(5)	—
Interest on loans held-for-sale	—	—	8	—	8
Interest and dividends on investment securities and other earning assets	—	—	237	—	237
Interest on cash and cash equivalents	2	—	17	—	19
Interest on cash and cash equivalents — intercompany	3	—	5	(8)	—
Operating leases	—	—	368	—	368
Total financing (loss) revenue and other interest income	(43)	—	2,550	(16)	2,491
Interest expense
Interest on deposits	—	—	658	—	658
Interest on short-term borrowings	15	—	18	—	33
Interest on long-term debt	215	—	163	—	378
Interest on intercompany debt	6	—	7	(13)	—
Total interest expense	236	—	846	(13)	1,069
Net depreciation expense on operating lease assets	1	—	233	—	234
Net financing (loss) revenue	(280)	—	1,471	(3)	1,188
Cash dividends from subsidiaries
Bank subsidiary	550	550	—	(1,100)	—
Nonbank subsidiaries	52	—	(1)	(51)	—
Other revenue
Insurance premiums and service revenue earned	—	—	280	—	280
Gain on mortgage and automotive loans, net	1	—	9	—	10
Other gain on investments, net	2	—	25	—	27
Other income, net of losses	72	—	143	(119)	96
Total other revenue	75	—	457	(119)	413
Total net revenue	397	550	1,927	(1,273)	1,601
Provision for loan losses	3	—	259	1	263
Noninterest expense
Compensation and benefits expense	9	—	287	—	296
Insurance losses and loss adjustment expenses	—	—	74	—	74
Other operating expenses	124	—	463	(119)	468
Total noninterest expense	133	—	824	(119)	838
Income from continuing operations before income tax expense and undistributed income (loss) of subsidiaries	261	550	844	(1,155)	500
Income tax (benefit) expense from continuing operations	(117)	—	236	—	119
Net income from continuing operations	378	550	608	(1,155)	381
Income (loss) from discontinued operations, net of tax	1	—	(1)	—	—
Undistributed income (loss) of subsidiaries
Bank subsidiary	17	17	—	(34)	—
Nonbank subsidiaries	(15)	—	—	15	—
Net income	381	567	607	(1,174)	381
Other comprehensive income, net of tax	106	80	109	(189)	106
Comprehensive income	$487	$647	$716	$(1,363)	$487

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended September 30, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(4)	$—	$1,712	$—	$1,708
Interest and fees on finance receivables and loans — intercompany	3	—	2	(5)	—
Interest on loans held-for-sale	—	—	4	—	4
Interest and dividends on investment securities and other earning assets	—	—	198	—	198
Interest on cash and cash equivalents	2	—	16	—	18
Interest on cash and cash equivalents — intercompany	1	—	3	(4)	—
Operating leases	1	—	367	—	368
Total financing revenue and other interest income	3	—	2,302	(9)	2,296
Interest expense
Interest on deposits	—	—	462	—	462
Interest on short-term borrowings	12	—	17	—	29
Interest on long-term debt	250	—	201	—	451
Interest on intercompany debt	5	—	4	(9)	—
Total interest expense	267	—	684	(9)	942
Net depreciation expense on operating lease assets	2	—	245	—	247
Net financing (loss) revenue	(266)	—	1,373	—	1,107
Cash dividends from subsidiaries
Bank subsidiary	550	550	—	(1,100)	—
Nonbank subsidiaries	88	—	—	(88)	—
Other revenue
Insurance premiums and service revenue earned	—	—	258	—	258
Gain on mortgage and automotive loans, net	16	—	1	—	17
Other gain on investments, net	—	—	22	—	22
Other income, net of losses	105	—	187	(191)	101
Total other revenue	121	—	468	(191)	398
Total net revenue	493	550	1,841	(1,379)	1,505
Provision for loan losses	30	—	203	—	233
Noninterest expense
Compensation and benefits expense	19	—	255	—	274
Insurance losses and loss adjustment expenses	—	—	77	—	77
Other operating expenses	175	—	472	(191)	456
Total noninterest expense	194	—	804	(191)	807
Income from continuing operations before income tax expense and undistributed (loss) income of subsidiaries	269	550	834	(1,188)	465
Income tax (benefit) expense from continuing operations	(88)	—	179	—	91
Net income from continuing operations	357	550	655	(1,188)	374
Income from discontinued operations, net of tax	—	—	—	—	—
Undistributed (loss) income of subsidiaries
Bank subsidiary	(31)	(31)	—	62	—
Nonbank subsidiaries	48	—	—	(48)	—
Net income	374	519	655	(1,174)	374
Other comprehensive loss, net of tax	(133)	(104)	(133)	237	(133)
Comprehensive income	$241	$415	$522	$(937)	$241

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2019 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(172)	$—	$5,704	$(6)	$5,526
Interest and fees on finance receivables and loans — intercompany	10	—	4	(14)	—
Interest on loans held-for-sale	—	—	13	—	13
Interest and dividends on investment securities and other earning assets	—	—	721	—	721
Interest on cash and cash equivalents	8	—	55	—	63
Interest on cash and cash equivalents — intercompany	8	—	13	(21)	—
Operating leases	1	—	1,091	—	1,092
Total financing (loss) revenue and other interest income	(145)	—	7,601	(41)	7,415
Interest expense
Interest on deposits	—	—	1,901	—	1,901
Interest on short-term borrowings	41	—	73	—	114
Interest on long-term debt	638	—	566	—	1,204
Interest on intercompany debt	17	—	18	(35)	—
Total interest expense	696	—	2,558	(35)	3,219
Net depreciation expense on operating lease assets	3	—	716	—	719
Net financing (loss) revenue	(844)	—	4,327	(6)	3,477
Cash dividends from subsidiaries
Bank subsidiary	1,450	1,450	—	(2,900)	—
Nonbank subsidiaries	188	—	(1)	(187)	—
Other revenue
Insurance premiums and service revenue earned	—	—	802	—	802
Gain on mortgage and automotive loans, net	4	—	18	—	22
Other gain on investments, net	2	—	172	—	174
Other income, net of losses	266	—	432	(422)	276
Total other revenue	272	—	1,424	(422)	1,274
Total net revenue	1,066	1,450	5,750	(3,515)	4,751
Provision for loan losses	35	—	704	(17)	722
Noninterest expense
Compensation and benefits expense	30	—	880	—	910
Insurance losses and loss adjustment expenses	—	—	260	—	260
Other operating expenses	438	—	1,363	(422)	1,379
Total noninterest expense	468	—	2,503	(422)	2,549
Income from continuing operations before income tax expense and undistributed income of subsidiaries	563	1,450	2,543	(3,076)	1,480
Income tax (benefit) expense from continuing operations	(467)	—	607	—	140
Net income from continuing operations	1,030	1,450	1,936	(3,076)	1,340
Loss from discontinued operations, net of tax	(2)	—	(1)	—	(3)
Undistributed income of subsidiaries
Bank subsidiary	184	184	—	(368)	—
Nonbank subsidiaries	125	—	—	(125)	—
Net income	1,337	1,634	1,935	(3,569)	1,337
Other comprehensive income, net of tax	721	546	740	(1,286)	721
Comprehensive income	$2,058	$2,180	$2,675	$(4,855)	$2,058

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$6	$—	$4,892	$—	$4,898
Interest and fees on finance receivables and loans — intercompany	9	—	4	(13)	—
Interest on loans held-for-sale	—	—	10	—	10
Interest and dividends on investment securities and other earning assets	—	—	563	(1)	562
Interest on cash and cash equivalents	6	—	44	—	50
Interest on cash and cash equivalents — intercompany	5	—	7	(12)	—
Operating leases	4	—	1,120	—	1,124
Total financing revenue and other interest income	30	—	6,640	(26)	6,644
Interest expense
Interest on deposits	—	—	1,212	—	1,212
Interest on short-term borrowings	32	—	69	—	101
Interest on long-term debt	765	—	531	—	1,296
Interest on intercompany debt	12	—	14	(26)	—
Total interest expense	809	—	1,826	(26)	2,609
Net depreciation expense on operating lease assets	7	—	778	—	785
Net financing (loss) revenue	(786)	—	4,036	—	3,250
Cash dividends from subsidiaries
Bank subsidiary	2,050	2,050	—	(4,100)	—
Nonbank subsidiaries	389	—	—	(389)	—
Other revenue
Insurance premiums and service revenue earned	—	—	753	—	753
Gain on mortgage and automotive loans, net	44	—	3	(28)	19
Other gain on investments, net	—	—	37	—	37
Other income, net of losses	301	—	593	(587)	307
Total other revenue	345	—	1,386	(615)	1,116
Total net revenue	1,998	2,050	5,422	(5,104)	4,366
Provision for loan losses	143	—	537	(28)	652
Noninterest expense
Compensation and benefits expense	67	—	805	—	872
Insurance losses and loss adjustment expenses	—	—	241	—	241
Other operating expenses	530	—	1,404	(587)	1,347
Total noninterest expense	597	—	2,450	(587)	2,460
Income from continuing operations before income tax expense and undistributed (loss) income of subsidiaries	1,258	2,050	2,435	(4,489)	1,254
Income tax (benefit) expense from continuing operations	(210)	—	490	—	280
Net income from continuing operations	1,468	2,050	1,945	(4,489)	974
(Loss) income from discontinued operations, net of tax	(2)	—	1	—	(1)
Undistributed (loss) income of subsidiaries
Bank subsidiary	(576)	(576)	—	1,152	—
Nonbank subsidiaries	83	—	—	(83)	—
Net income	973	1,474	1,946	(3,420)	973
Other comprehensive loss, net of tax	(531)	(436)	(546)	982	(531)
Comprehensive income	$442	$1,038	$1,400	$(2,438)	$442

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

September 30, 2019 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$51	$—	$672	$—	$723
Interest-bearing	12	—	2,882	—	2,894
Interest-bearing — intercompany	2,004	—	1,044	(3,048)	—
Total cash and cash equivalents	2,067	—	4,598	(3,048)	3,617
Equity securities	—	—	570	—	570
Available-for-sale securities	—	—	29,384	—	29,384
Held-to-maturity securities	—	—	2,630	(12)	2,618
Loans held-for-sale, net	—	—	1,000	—	1,000
Finance receivables and loans, net
Finance receivables and loans, net	2,383	—	126,214	12	128,609
Intercompany loans to
Nonbank subsidiaries	118	—	98	(216)	—
Allowance for loan losses	(31)	—	(1,246)	—	(1,277)
Total finance receivables and loans, net	2,470	—	125,066	(204)	127,332
Investment in operating leases, net	1	—	8,652	—	8,653
Intercompany receivables from
Bank subsidiary	255	—	—	(255)	—
Nonbank subsidiaries	50	—	100	(150)	—
Investment in subsidiaries
Bank subsidiary	16,981	16,981	—	(33,962)	—
Nonbank subsidiaries	7,010	—	—	(7,010)	—
Premiums receivable and other insurance assets	—	—	2,521	—	2,521
Other assets	2,044	—	5,354	(1,608)	5,790
Total assets	$30,878	$16,981	$179,875	$(46,249)	$181,485
Liabilities and equity
Deposit liabilities
Noninterest-bearing	$—	$—	$156	$—	$156
Interest-bearing	1	—	119,073	—	119,074
Interest-bearing — intercompany	—	—	2,004	(2,004)	—
Total deposit liabilities	1	—	121,233	(2,004)	119,230
Short-term borrowings	2,501	—	2,834	—	5,335
Long-term debt	12,319	—	23,411	—	35,730
Intercompany debt to
Bank subsidiary	12	—	—	(12)	—
Nonbank subsidiaries	1,142	—	118	(1,260)	—
Intercompany payables to
Bank subsidiary	36	—	—	(36)	—
Nonbank subsidiaries	109	—	277	(386)	—
Interest payable	182	—	712	—	894
Unearned insurance premiums and service revenue	—	—	3,246	—	3,246
Accrued expenses and other liabilities	126	—	4,065	(1,591)	2,600
Total liabilities	16,428	—	155,896	(5,289)	167,035
Total equity	14,450	16,981	23,979	(40,960)	14,450
Total liabilities and equity	$30,878	$16,981	$179,875	$(46,249)	$181,485

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$55	$—	$755	$—	$810
Interest-bearing	5	—	3,722	—	3,727
Interest-bearing — intercompany	1,249	—	521	(1,770)	—
Total cash and cash equivalents	1,309	—	4,998	(1,770)	4,537
Equity securities	—	—	773	—	773
Available-for-sale securities	—	—	25,303	—	25,303
Held-to-maturity securities	—	—	2,382	(20)	2,362
Loans held-for-sale, net	—	—	314	—	314
Finance receivables and loans, net
Finance receivables and loans, net	2,349	—	127,577	—	129,926
Intercompany loans to
Nonbank subsidiaries	882	—	397	(1,279)	—
Allowance for loan losses	(55)	—	(1,187)	—	(1,242)
Total finance receivables and loans, net	3,176	—	126,787	(1,279)	128,684
Investment in operating leases, net	5	—	8,412	—	8,417
Intercompany receivables from
Bank subsidiary	158	—	—	(158)	—
Nonbank subsidiaries	45	—	129	(174)	—
Investment in subsidiaries
Bank subsidiary	16,213	16,213	—	(32,426)	—
Nonbank subsidiaries	6,928	—	—	(6,928)	—
Premiums receivable and other insurance assets	—	—	2,326	—	2,326
Other assets	2,226	—	5,453	(1,526)	6,153
Total assets	$30,060	$16,213	$176,877	$(44,281)	$178,869
Liabilities and equity
Deposit liabilities
Noninterest-bearing	$—	$—	$142	$—	$142
Interest-bearing	1	—	106,035	—	106,036
Interest-bearing — intercompany	—	—	1,249	(1,249)	—
Total deposit liabilities	1	—	107,426	(1,249)	106,178
Short-term borrowings	2,477	—	7,510	—	9,987
Long-term debt	12,774	—	31,419	—	44,193
Intercompany debt to
Bank subsidiary	20	—	—	(20)	—
Nonbank subsidiaries	918	—	882	(1,800)	—
Intercompany payables to
Bank subsidiary	45	—	—	(45)	—
Nonbank subsidiaries	124	—	129	(253)	—
Interest payable	159	—	364	—	523
Unearned insurance premiums and service revenue	—	—	3,044	—	3,044
Accrued expenses and other liabilities	274	—	2,962	(1,560)	1,676
Total liabilities	16,792	—	153,736	(4,927)	165,601
Total equity	13,268	16,213	23,141	(39,354)	13,268
Total liabilities and equity	$30,060	$16,213	$176,877	$(44,281)	$178,869

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2019 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$1,157	$1,450	$3,598	$(3,072)	$3,133
Investing activities
Purchases of equity securities	—	—	(301)	—	(301)
Proceeds from sales of equity securities	—	—	615	—	615
Purchases of available-for-sale securities	—	—	(11,214)	—	(11,214)
Proceeds from sales of available-for-sale securities	—	—	5,699	—	5,699
Proceeds from repayments of available-for-sale securities	—	—	3,246	—	3,246
Purchases of held-to-maturity securities	—	—	(514)	—	(514)
Proceeds from repayments of held-to-maturity securities	—	—	195	—	195
Net change in investment securities — intercompany	—	—	9	(9)	—
Purchases of finance receivables and loans held-for-investment	—	—	(3,857)	535	(3,322)
Proceeds from sales of finance receivables and loans initially held-for-investment	548	—	414	(535)	427
Originations and repayments of finance receivables and loans held-for-investment and other, net	(519)	—	3,582	6	3,069
Net change in loans — intercompany	761	—	296	(1,057)	—
Purchases of operating lease assets	—	—	(2,937)	—	(2,937)
Disposals of operating lease assets	3	—	2,013	—	2,016
Capital contributions to subsidiaries	(1)	—	—	1	—
Returns of contributed capital	29	—	—	(29)	—
Net change in nonmarketable equity investments	(12)	—	191	—	179
Other, net	(2)	—	(305)	1	(306)
Net cash provided by (used in) investing activities	807	—	(2,868)	(1,087)	(3,148)
Financing activities
Net change in short-term borrowings — third party	24	—	(4,676)	—	(4,652)
Net increase in deposits	—	—	13,788	(756)	13,032
Proceeds from issuance of long-term debt — third party	771	—	4,667	—	5,438
Repayments of long-term debt — third party	(1,304)	—	(12,810)	—	(14,114)
Net change in debt — intercompany	219	—	(761)	542	—
Repurchase of common stock	(740)	—	—	—	(740)
Dividends paid — third party	(206)	—	—	—	(206)
Dividends paid and returns of contributed capital — intercompany	—	(1,450)	(1,646)	3,096	—
Capital contributions from parent	—	—	1	(1)	—
Net cash used in financing activities	(1,236)	(1,450)	(1,437)	2,881	(1,242)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	—	—	2	—	2
Net decrease in cash and cash equivalents and restricted cash	728	—	(705)	(1,278)	(1,255)
Cash and cash equivalents and restricted cash at beginning of year	1,398	—	5,998	(1,770)	5,626
Cash and cash equivalents and restricted cash at September 30,	$2,126	$—	$5,293	$(3,048)	$4,371

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

September 30, 2019 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$2,067	$—	$4,598	$(3,048)	$3,617
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	59	—	695	—	754
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$2,126	$—	$5,293	$(3,048)	$4,371

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 10 for additional details describing the nature of restricted cash balances.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$1,417	$2,050	$4,366	$(4,489)	$3,344
Investing activities
Purchases of equity securities	—	—	(652)	—	(652)
Proceeds from sales of equity securities	—	—	715	—	715
Purchases of available-for-sale securities	—	—	(5,669)	—	(5,669)
Proceeds from sales of available-for-sale securities	—	—	637	—	637
Proceeds from repayments of available-for-sale securities	—	—	2,509	—	2,509
Purchases of held-to-maturity securities	—	—	(436)	—	(436)
Proceeds from repayments of held-to-maturity securities	—	—	107	—	107
Net change in investment securities — intercompany	—	—	51	(51)	—
Purchases of finance receivables and loans held-for-investment	(131)	—	(5,577)	930	(4,778)
Proceeds from sales of finance receivables and loans initially held-for-investment	983	—	—	(930)	53
Originations and repayments of finance receivables and loans held-for-investment and other, net	2,092	—	(2,650)	—	(558)
Net change in loans — intercompany	45	—	(6)	(39)	—
Purchases of operating lease assets	—	—	(2,991)	—	(2,991)
Disposals of operating lease assets	9	—	2,452	—	2,461
Capital contributions to subsidiaries	(58)	(6)	—	64	—
Returns of contributed capital	222	—	—	(222)	—
Net change in nonmarketable equity investments	(14)	—	11	—	(3)
Other, net	1	—	(241)	(1)	(241)
Net cash provided by (used in) investing activities	3,149	(6)	(11,740)	(249)	(8,846)
Financing activities
Net change in short-term borrowings — third party	(596)	—	(3,478)	—	(4,074)
Net (decrease) increase in deposits	(9)	—	7,846	226	8,063
Proceeds from issuance of long-term debt — third party	51	—	14,705	—	14,756
Repayments of long-term debt — third party	(3,393)	—	(9,601)	—	(12,994)
Net change in debt — intercompany	(143)	—	(73)	216	—
Repurchase of common stock	(630)	—	—	—	(630)
Dividends paid — third party	(179)	—	—	—	(179)
Dividends paid and returns of contributed capital — intercompany	—	(2,050)	(2,661)	4,711	—
Capital contributions from parent	—	6	58	(64)	—
Net cash (used in) provided by financing activities	(4,899)	(2,044)	6,796	5,089	4,942
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	—	—	(2)	—	(2)
Net decrease in cash and cash equivalents and restricted cash	(333)	—	(580)	351	(562)
Cash and cash equivalents and restricted cash at beginning of year	1,395	—	5,707	(1,833)	5,269
Cash and cash equivalents and restricted cash at September 30,	$1,062	$—	$5,127	$(1,482)	$4,707

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

September 30, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$968	$—	$4,286	$(1,482)	$3,772
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	94	—	841	—	935
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$1,062	$—	$5,127	$(1,482)	$4,707

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 10 for additional details describing the nature of restricted cash balances.

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
We accrue for a legal matter or other contingent exposure when a loss becomes probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment after consultation with counsel. No assurance exists that our accruals will not need to be adjusted in the future. When a probable or reasonably possible loss on a legal matter or other contingent exposure could be material to our consolidated financial condition, results of operations, or cash flows, we provide disclosure in this note as prescribed by ASC Topic 450, Contingencies. Refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for additional information related to our policy for establishing accruals.
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
24.    Subsequent Events
Health Credit Services Acquisition
On October 1, 2019, we closed on the acquisition of Health Credit Services, a digital point-of-sale payment provider that offers financing to consumers for various healthcare procedures or services, for approximately $190 million. The purchase price includes approximately $170 million in premium to the acquired net assets and is subject to certain purchase price adjustments.
Ally Invest
We conducted our annual impairment testing of goodwill as of August 31, 2019, as further described in Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K. The result of our most recent impairment testing indicated that there was no goodwill impairment for our reporting units. Early in October, several large brokerage firms announced that they would offer commission-free trading to customers. Following these events, on October 4, 2019, Ally Invest announced that it would also offer commission-free trading for its customers, effective October 9, 2019. We are currently evaluating the impact this may have on the projected revenue and earnings in relation to the carrying value of the goodwill of Ally Invest, which was $193 million as of September 30, 2019.
Declaration of Quarterly Dividend
On October 7, 2019, the Board declared a quarterly cash dividend of $0.17 per share on all common stock. The dividend is payable on November 15, 2019, to stockholders of record at the close of business on November 1, 2019.

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
The following table presents selected Condensed Consolidated Statement of Comprehensive Income and earnings per common share data.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data; shares in thousands)	2019	2018	2019	2018
Total financing revenue and other interest income	$2,491	$2,296	$7,415	$6,644
Total interest expense	1,069	942	3,219	2,609
Net depreciation expense on operating lease assets	234	247	719	785
Net financing revenue and other interest income	1,188	1,107	3,477	3,250
Total other revenue	413	398	1,274	1,116
Total net revenue	1,601	1,505	4,751	4,366
Provision for loan losses	263	233	722	652
Total noninterest expense	838	807	2,549	2,460
Income from continuing operations before income tax expense	500	465	1,480	1,254
Income tax expense from continuing operations	119	91	140	280
Net income from continuing operations	381	374	1,340	974
Loss from discontinued operations, net of tax	—	—	(3)	(1)
Net income	$381	$374	$1,337	$973
Basic earnings per common share (a):
Net income from continuing operations	$0.98	$0.89	$3.37	$2.27
Net income	0.97	0.89	3.36	2.26
Weighted-average common shares outstanding	390,205	422,187	397,427	429,625
Diluted earnings per common share (a):
Net income from continuing operations	$0.97	$0.88	$3.35	$2.25
Net income	0.97	0.88	3.35	2.25
Weighted-average common shares outstanding	392,604	424,784	399,442	432,038
Common share information:
Cash dividends declared per common share	$0.17	$0.15	$0.51	$0.41
Period-end common shares outstanding	383,523	416,591	383,523	416,591

(a)	Includes shares related to share-based compensation that vested but were not yet issued.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following tables present selected Condensed Consolidated Balance Sheet and ratio data.

September 30, ($ in millions)	2019	2018
Selected period-end balance sheet data:
Total assets	$181,485	$173,101
Total deposit liabilities	$119,230	$101,379
Long-term debt	$35,730	$45,542
Total equity	$14,450	$13,085

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Financial ratios:
Return on average assets (a)	0.84%	0.87%	1.00%	0.77%
Return on average equity (a)	10.51%	11.30%	12.91%	9.90%
Equity to assets (a)	7.97%	7.68%	7.71%	7.75%
Common dividend payout ratio (b)	17.53%	16.85%	15.18%	18.14%
Net interest spread (a) (c)	2.48%	2.49%	2.45%	2.50%
Net yield on interest-earning assets (a) (d)	2.70%	2.67%	2.68%	2.67%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)	Common dividend payout ratio was calculated using basic earnings per common share.

(c)
Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.

(d)	Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

As of January 1, 2015, Ally became subject to the rules implementing the 2010 Basel III capital framework in the United States (U.S. Basel III), which reflect new and higher capital requirements, capital buffers, and new regulatory capital definitions, deductions and adjustments. Certain aspects of U.S. Basel III are subject to phase-in periods. To assess our capital adequacy against the full impact of U.S. Basel III, we also present “fully phased-in” information that reflects regulatory capital rules that will take effect at the conclusion of a transition period. Refer to Note 16 to the Condensed Consolidated Financial Statements for further information. The following table presents selected regulatory capital data.

	September 30, 2019		September 30, 2018
($ in millions)	Transitional	Fully phased-in (a)	Transitional	Fully phased-in (a)
Common Equity Tier 1 capital ratio	9.56%	9.55%	9.41%	9.39%
Tier 1 capital ratio	11.22%	11.22%	11.12%	11.09%
Total capital ratio	12.76%	12.76%	12.68%	12.65%
Tier 1 leverage ratio (to adjusted quarterly average assets) (b)	9.12%	9.12%	9.23%	9.23%
Total equity	$14,450	$14,450	$13,085	$13,085
Goodwill and certain other intangibles	(279)	(279)	(287)	(287)
Deferred tax assets arising from net operating loss and tax credit carryforwards (c)	(38)	(38)	(221)	(221)
Other adjustments	(172)	(172)	799	799
Common Equity Tier 1 capital	13,961	13,961	13,376	13,376
Trust preferred securities	2,495	2,495	2,493	2,493
Other adjustments	(62)	(62)	(59)	(59)
Tier 1 capital	16,394	16,394	15,810	15,810
Qualifying subordinated debt and other instruments qualifying as Tier 2	1,033	1,033	1,030	1,030
Qualifying allowance for credit losses and other adjustments	1,216	1,216	1,189	1,189
Total capital	$18,643	$18,643	$18,029	$18,029
Risk-weighted assets (d)	$146,052	$146,137	$142,222	$142,503

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Overview
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, or we, us, or our) is a leading digital financial-services company. As a customer-centric company with passionate customer service and innovative financial solutions, we are relentlessly focused on “Doing It Right” and being a trusted financial-services provider to our consumer, commercial, and corporate customers. We are one of the largest full-service automotive finance operations in the country and offer a wide range of financial services and insurance products to dealerships and consumers. Our award-winning online bank (Ally Bank, Member Federal Deposit Insurance Corporation and Equal Housing Lender) offers mortgage-lending services and a variety of deposit and other banking products, including savings, money-market, and checking accounts, certificates of deposit (CDs), and individual retirement accounts (IRAs). Additionally, we offer securities-brokerage and investment-advisory services through Ally Invest. Our robust corporate finance business offers capital for equity sponsors and middle-market companies. We are a Delaware corporation and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956, as amended, and a financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended.
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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2019	2018	Favorable/(unfavorable) % change	2019	2018	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,137	$1,036	10	$3,268	$2,999	9
Insurance	303	296	2	976	833	17
Mortgage Finance	49	46	7	151	136	11
Corporate Finance	69	64	8	205	189	8
Corporate and Other	43	63	(32)	151	209	(28)
Total	$1,601	$1,505	6	$4,751	$4,366	9
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$429	$383	12	$1,217	$1,033	18
Insurance	56	55	2	201	93	116
Mortgage Finance	11	8	38	38	30	27
Corporate Finance	44	36	22	103	123	(16)
Corporate and Other	(40)	(17)	(135)	(79)	(25)	n/m
Total	$500	$465	8	$1,480	$1,254	18
n/m = not meaningful

•
Our Dealer Financial Services is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and customers. Dealer Financial Services consists of two separate reportable segments—Automotive Finance and Insurance operations.

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
The Growth channel was established to focus on developing dealer relationships beyond those relationships that primarily were developed through our role as a captive finance company for General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler). The Growth channel was expanded to include direct-to-consumer financing through Clearlane and other channels and our arrangements with online automotive retailers. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. The success of the Growth channel has been a key enabler to converting our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have over 11,500 dealer relationships, of which approximately 88% are franchised dealers (including brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda, and others), or used vehicle only retailers that have a national presence.
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. We serve approximately 2.4 million end consumers and have active relationships with approximately 4,600 dealerships nationwide across Finance and Insurance (F&I) and Property and Casualty (P&C) products. In addition, we offer F&I products in Canada, where we serve approximately 0.4 million end consumers and have active relationships with approximately 600 dealerships, and are the vehicle service contract (VSC) and protection plan provider for GM Canada. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we offer VSCs, vehicle maintenance contracts (VMCs), guaranteed asset protection (GAP) products, and other ancillary products desired by consumers. We also underwrite selected commercial insurance coverages, which primarily insure dealers’ wholesale vehicle inventory. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models. We also offer ClearGuard, on the SmartAuction platform, which is a protection product designed to minimize the risk to dealers from arbitration claims for eligible vehicles sold at auction.

•
Our Mortgage Finance operations consist of the management of held-for-investment and held-for-sale consumer mortgage loan portfolios. Our held-for-investment portfolio includes bulk purchases of high-quality jumbo and low-to-moderate income (LMI) mortgage loans originated by third parties, and a direct-to-consumer mortgage offering under the Ally Home brand.

Through the bulk loan channel, we purchase loans from several qualified sellers including direct originators and large aggregators who have the financial capacity to support strong representations and warranties and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage prepayments through retention modification or refinancing through our direct-to-consumer channel. During the three months and nine months ended September 30, 2019, we purchased $811 million and $2.7 billion of mortgage loans that were originated by third parties. Our mortgage loan purchases are held-for-investment.
Through our direct-to-consumer channel, which was introduced late in 2016, we offer a variety of competitively-priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment provider. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo and LMI mortgages are originated as held-for-investment. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April of 2019, we announced a strategic partnership with Better.com, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, Better.com conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offering in a highly innovative, scalable, and cost-efficient manner, while Ally Home still retains control of all the marketing and advertising strategies and loan pricing. Ally and Better.com launched in 38 states since partnership inception, with a full roll-out expected by early 2020. During the three months and nine months ended September 30, 2019, we originated $776 million and $1.7 billion of mortgage loans through our direct-to-consumer channel.
The combination of our bulk portfolio purchase program and our direct-to-consumer strategy provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.

•
Our Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies. We believe our growing deposit-based funding model, coupled with our expanded product offerings and deep industry relationships, provide an advantage over our competition, which includes other banks as well as publicly and privately held finance companies. Our Corporate Finance lending portfolio is generally composed of floating rate first-lien, first-out loans. Our primary focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, expansions, restructurings, and working capital. The portfolio is well diversified across multiple industries including manufacturing, distribution, services, and other specialty sectors. These specialty sectors include our Technology Finance, Lender Finance, and Healthcare verticals. In late 2017, we expanded our Healthcare vertical to include a commercial real estate product focused on lending to skilled nursing facilities, senior housing, medical office buildings, and

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

hospitals. Additionally, we recently launched a new lender finance product, providing senior secured asset-based lending facilities to non-bank middle-market lenders.

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

In May 2017, we launched Ally Invest, our digital brokerage and wealth management offering, which enables us to complement our competitive deposit products with low-cost and commission-free investing through the platform we acquired from the June 2016 acquisition of TradeKing Group, Inc. (TradeKing). Through Ally Invest, we are able to offer a broader array of personal finance products through a fully integrated digital consumer platform centered around self-directed products and digital advisory services. Ally Invest’s suite of commission-free and low-cost investing options serve both active and passive investors with diverse and evolving financial objectives through a transparent online process. Our digital platform and broad product offerings are enhanced by outstanding client-focused and user-friendly customer service that is accessible twenty-four hours a day, seven days a week, via the phone, web or email—consistent with the Ally brand. Financial results related to our online brokerage operations are currently included within Corporate and Other.
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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2019	2018	Favorable/(unfavorable) % change	2019	2018	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,491	$2,296	8	$7,415	$6,644	12
Total interest expense	1,069	942	(13)	3,219	2,609	(23)
Net depreciation expense on operating lease assets	234	247	5	719	785	8
Net financing revenue and other interest income	1,188	1,107	7	3,477	3,250	7
Other revenue
Insurance premiums and service revenue earned	280	258	9	802	753	7
Gain on mortgage and automotive loans, net	10	17	(41)	22	19	16
Other gain on investments, net	27	22	23	174	37	n/m
Other income, net of losses	96	101	(5)	276	307	(10)
Total other revenue	413	398	4	1,274	1,116	14
Total net revenue	1,601	1,505	6	4,751	4,366	9
Provision for loan losses	263	233	(13)	722	652	(11)
Noninterest expense
Compensation and benefits expense	296	274	(8)	910	872	(4)
Insurance losses and loss adjustment expenses	74	77	4	260	241	(8)
Other operating expenses	468	456	(3)	1,379	1,347	(2)
Total noninterest expense	838	807	(4)	2,549	2,460	(4)
Income from continuing operations before income tax expense	500	465	8	1,480	1,254	18
Income tax expense from continuing operations	119	91	(31)	140	280	50
Net income from continuing operations	$381	$374	2	$1,340	$974	38
n/m = not meaningful
We earned net income from continuing operations of $381 million and $1.3 billion for the three months and nine months ended September 30, 2019, respectively, compared to $374 million and $974 million for the three months and nine months ended September 30, 2018. During the three months and nine months ended September 30, 2019, results were favorably impacted by higher net financing revenue, primarily driven by higher yields and growth in earning assets. Results for the nine months ended September 30, 2019, were also favorably impacted by a release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2019, and higher market values of equity investments primarily within our Insurance operations. These items were partially offset by higher provision for loan losses, and higher noninterest expense for both the three months and nine months ended September 30, 2019.
Net financing revenue and other interest income increased $81 million and $227 million for the three months and nine months ended September 30, 2019, respectively, compared to the three months and nine months ended September 30, 2018. Within our Automotive Finance operations, consumer automotive financing revenue benefited from improved portfolio yields as a result of our continued focus on expanding risk-adjusted returns, and higher average retail asset levels resulting from sustained asset growth. During the nine months ended September 30, 2019, commercial automotive net financing revenue also increased due primarily to higher yields resulting from higher average benchmark interest rates. Income from interest and dividends on investment securities and other earning assets, including cash and cash equivalents, increased $40 million and $172 million for the three months and nine months ended September 30, 2019, compared to the same periods in 2018, due to both higher yields and higher balances of investment securities as we continue to utilize this portfolio to manage liquidity and generate a stable source of income. Financing revenue and other interest income within our Corporate Finance operations was favorably impacted by our strategy to prudently grow assets and our product suite within existing verticals while selectively pursuing opportunities to broaden industry and product diversification. The increases to financing revenue and other interest income were partially offset by increases of 13% and 23% in total interest expense for the three months and nine months ended September 30, 2019, respectively, compared to the three months and nine months ended September 30, 2018.
While we continue to shift borrowings toward more cost-effective deposit funding and reduce our dependence on market-based funding through reductions in higher-cost secured and unsecured debt, interest expense increased as a result of higher market rates across all funding

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

sources. Additionally, our overall borrowing levels were higher to support the growth in our lending operations. Our total deposit liabilities increased $17.9 billion to $119.2 billion as of September 30, 2019, as compared to September 30, 2018.
Insurance premiums and service revenue earned was $280 million and $802 million for the three months and nine months ended September 30, 2019, respectively, compared to $258 million and $753 million for the same periods in 2018. The increases for the three months and nine months ended September 30, 2019, were primarily due to vehicle inventory insurance portfolio growth and rate increases.
Other gain on investments increased $5 million and $137 million for the three months and nine months ended September 30, 2019, respectively, compared to the three months and nine months ended September 30, 2018, due to favorable market conditions during the nine months ended September 30, 2019. The gain on investments for the nine months ended September 30, 2019, includes $63 million of unrealized gains as a result of changes in the fair value of our portfolio of equity securities, compared to $26 million of unrealized losses in the fair value of our portfolio of equity securities for the nine months ended September 30, 2018.
Other income decreased $5 million and $31 million for the three months and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decreases for the three months and nine months ended September 30, 2019, were primarily due to lower syndication and other fee income from our corporate finance business. Additionally, other income decreased during the nine months ended September 30, 2019, due to lower servicing fee income resulting from lower levels of off-balance sheet consumer automotive serviced loans, lower remarketing income related to lower operating lease termination volume and lower income related to certain equity hedges.
The provision for loan losses was $263 million and $722 million for the three months and nine months ended September 30, 2019, respectively, compared to $233 million and $652 million for the same periods in 2018. The increase in provision for loan losses for the three months ended September 30, 2019, was primarily driven by higher net charge-offs and reserve increases associated with continued growth within our retail automotive loan portfolio. For the nine months ended September 30, 2019, the increase in provision for loan losses was primarily driven by reserve reductions during the nine months ended September 30, 2018, associated with hurricane activity experienced during 2017 within our retail automotive loan portfolio. Additionally, for the nine months ended September 30, 2019, provision expense was unfavorably impacted by two specific corporate finance loan exposures which were within separate industries, and a $6 million recovery of a previously charged-off loan in the second quarter of 2018 that did not reoccur. These items were partially offset by lower net charge-offs in our retail automotive loan portfolio, despite continued loan portfolio growth, as we continue to experience strong overall credit performance driven by favorable macroeconomic conditions including low unemployment, as well as continued disciplined underwriting and higher recoveries. Refer to the Risk Management section of this MD&A for further discussion on our provision for loan losses.
Noninterest expense increased $31 million and $89 million for the three months and nine months ended September 30, 2019, as compared to the same periods in 2018. The increases for three months and nine months ended September 30, 2019, were driven by increased expenses to support the growth of our consumer product suite. We continue to make investments in our technology platform to enhance the customer experience and expand our digital capabilities, and in marketing activities to promote brand awareness and drive retail deposit growth. Additionally, the increase for the nine months ended September 30, 2019, was driven by higher weather-related losses due to specific weather events within our Insurance operations.
We recognized total income tax expense from continuing operations of $119 million and income tax expense of $140 million for the three months and nine months ended September 30, 2019, respectively, compared to $91 million and $280 million for the same periods in 2018. The increase in income tax expense for the three months ended September 30, 2019, compared to the same period in 2018, was primarily due to a nonrecurring tax benefit from the release of valuation allowance against state net operating loss carryforwards as a result of a state tax law enactment in the third quarter of 2018 and the tax effects of an increase in pretax earnings. The decrease in income tax expense for the nine months ended September 30, 2019, compared to the same periods in 2018, was primarily due to a release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2019. The valuation allowance release was primarily driven by our current capacity to engage in certain securitization transactions and the market demand from investors related to these transactions, coupled with the anticipated timing of the forecasted expiration of certain tax credit carryforwards. Additionally, the decrease in income tax expense for the nine months ended September 30, 2019, compared to the same period in 2018, was partially offset by the tax effects of an increase in pretax earnings and a nonrecurring tax benefit from the release of valuation allowance against state net operating loss carryforwards as a result of a state tax law enactment in the third quarter of 2018.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2019	2018	Favorable/(unfavorable) % change	2019	2018	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,227	$1,097	12	$3,541	$3,167	12
Commercial	385	381	1	1,219	1,094	11
Loans held-for-sale	—	1	(100)	1	1	—
Operating leases	368	368	—	1,092	1,124	(3)
Other interest income	3	2	50	7	5	40
Total financing revenue and other interest income	1,983	1,849	7	5,860	5,391	9
Interest expense	671	646	(4)	2,061	1,816	(13)
Net depreciation expense on operating lease assets	234	247	5	719	785	8
Net financing revenue and other interest income	1,078	956	13	3,080	2,790	10
Other revenue
Gain on automotive loans, net	—	18	(100)	8	18	(56)
Other income	59	62	(5)	180	191	(6)
Total other revenue	59	80	(26)	188	209	(10)
Total net revenue	1,137	1,036	10	3,268	2,999	9
Provision for loan losses	265	229	(16)	707	658	(7)
Noninterest expense
Compensation and benefits expense	128	120	(7)	391	381	(3)
Other operating expenses	315	304	(4)	953	927	(3)
Total noninterest expense	443	424	(4)	1,344	1,308	(3)
Income from continuing operations before income tax expense	$429	$383	12	$1,217	$1,033	18
Total assets	$115,096	$114,675	—	$115,096	$114,675	—

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Components of net operating lease revenue, included in amounts above, were as follows.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2019	2018	Favorable/(unfavorable) % change	2019	2018	Favorable/(unfavorable) % change
Net operating lease revenue
Operating lease revenue	$368	$368	—	$1,092	$1,124	(3)
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains)	262	274	4	785	846	7
Remarketing gains, net	(28)	(27)	4	(66)	(61)	8
Net depreciation expense on operating lease assets	234	247	5	719	785	8
Total net operating lease revenue	$134	$121	11	$373	$339	10
Investment in operating leases, net	$8,653	$8,578	1	$8,653	$8,578	1
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$73,162	6.66%	$70,547	6.20%	$72,147	6.57%	$69,745	6.06%
Commercial
Wholesale floorplan	27,520	4.57	28,381	4.35	28,838	4.72	29,013	4.10
Other commercial automotive (d)	5,753	4.69	6,070	4.71	5,681	4.71	6,112	4.53
Investment in operating leases, net (e)	8,525	6.24	8,634	5.56	8,428	5.92	8,615	5.26

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

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

(e)
Yield includes gains on the sale of off-lease vehicles of $28 million and $66 million for the three months and nine months ended September 30, 2019, respectively, compared to $27 million and $61 million for the three months and nine months ended September 30, 2018. Excluding these gains on sale, the annualized yield would be 4.93% and 4.87% for the three months and nine months ended September 30, 2019, respectively, compared to 4.32% and 4.30% for the three months and nine months ended September 30, 2018.

Our Automotive Finance operations earned income from continuing operations before income tax expense of $429 million and $1.2 billion for the three months and nine months ended September 30, 2019, respectively, compared to $383 million and $1.0 billion for the three months and nine months ended September 30, 2018. During the three months and nine months ended September 30, 2019, we continued to focus on driving capital optimization and expanding risk-adjusted returns. As a result, we experienced higher consumer loan financing revenue, primarily due to an increase in consumer loan portfolio yields and asset levels. We also experienced higher commercial financing revenue due to higher yields resulting from higher benchmark interest rates. Growth in finance revenue for both the three months and nine months ended September 30, 2019, was partially offset by higher interest expense driven by higher funding costs and growth in our consumer loan portfolio as well as an increase in provision expense.
Consumer loan financing revenue increased $130 million and $374 million for the three months and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increases were primarily due to improved portfolio yields as a result of our continued focus on expanding risk-adjusted returns, and higher average retail asset levels resulting from sustained asset growth, including a continued focus on the used-vehicle portfolio primarily through franchised dealers. Through these actions, we continue to optimize our origination mix and achieve greater portfolio diversification.
Commercial loan financing revenue increased $4 million and $125 million for the three months and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increases were primarily due to higher yields resulting from higher average benchmark interest rates. The increases were partially offset by a decrease in average outstanding floorplan assets compared to the same periods in 2018.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Interest expense was $671 million and $2.1 billion for the three months and nine months ended September 30, 2019, respectively, compared to $646 million and $1.8 billion in the same periods in 2018. The increases were primarily due to higher funding costs and growth in our consumer automotive loan portfolio.
We recorded gains from the sale of automotive loans of $8 million for the nine months ended September 30, 2019, compared to gains of $18 million for both the three months and nine months ended September 30, 2018. We continue to selectively utilize whole-loan sales to proactively manage our credit exposure, asset levels, funding, and capital utilization, including the sale of previously written-down consumer automotive loans related to consumers in Chapter 13 bankruptcy. There were no such sales during the three months ended September 30, 2019.
Other income decreased 5% and 6% for the three months and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decreases were primarily due to a decrease in servicing fee income resulting from lower levels of off-balance sheet consumer automotive serviced loans. For the nine months ended September 30, 2019, the decrease was also attributable to a decrease in remarketing fee income resulting from lower operating lease termination volume.
Total net operating lease revenue increased $13 million and $34 million for the three months and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. These increases were primarily due to favorable performance and mix in our outstanding lease portfolio. Additionally, we recognized remarketing gains of $28 million and $66 million for the three months and nine months ended September 30, 2019, compared to $27 million and $61 million for the same periods in 2018. For the nine months ended September 30, 2019, the increase was primarily due to higher gain per unit, partially offset by a lower number of terminated units. The lower number of terminated units was primarily due to the runoff of our legacy GM operating lease portfolio, which was substantially wound-down as of June 30, 2018. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for loan losses was $265 million and $707 million for the three months and nine months ended September 30, 2019, respectively, compared to $229 million and $658 million for the same periods in 2018. For the three months ended September 30, 2019, the increase was primarily driven by higher net charge-offs and reserve increases associated with continued growth within our retail automotive loan portfolio. For the nine months ended September 30, 2019, the increase in provision for loan losses was primarily driven by reserve reductions during the nine months ended September 30, 2018, associated with hurricane activity experienced during 2017 in our retail automotive loan portfolio. These items were partially offset by lower net charge-offs, despite continued loan portfolio growth. We continue to experience strong overall credit performance driven by favorable macroeconomic conditions including low unemployment, as well as continued disciplined underwriting, and higher recoveries. Refer to the Risk Management section of this MD&A for further discussion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing
For the three months and nine months ended September 30, 2019, our portfolio yield for consumer automotive loans increased 46 and 51 basis points, respectively, relative to the same periods in 2018. We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates at the time of origination, anticipated operating costs, and targeted return on equity. The increases in rates on recent loan originations were primarily the result of our continued focus on risk adjusted returns and increased levels of used vehicle loan volume. Over the past several years, we have continued to focus on portfolio diversification and the used vehicle segment, primarily through franchised dealers, which has contributed to higher yields on our consumer automotive loan portfolio. Commensurate with this shift in origination mix, we continue to maintain consistent, disciplined underwriting within our new and used consumer automotive loan originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.4 billion, or approximately 11.6% of our total consumer automotive loans at September 30, 2019, as compared to $8.3 billion, or approximately 11.7% of our total consumer automotive loans at December 31, 2018.
The following table presents retail loan originations by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended September 30, 2019
S	$1.2	26	738	$1.5	44	744
A	1.9	41	679	1.3	38	676
B	1.2	26	647	0.5	15	644
C	0.3	7	616	0.1	3	615
Total retail originations	$4.6	100	681	$3.4	100	699
Three months ended September 30, 2018
S	$1.1	26	737	$1.3	45	744
A	1.9	44	676	1.1	38	675
B	1.0	23	645	0.4	14	645
C	0.3	7	614	0.1	3	614
Total retail originations	$4.3	100	681	$2.9	100	698
Nine months ended September 30, 2019
S	$3.9	26	738	$4.5	45	744
A	6.2	42	678	3.8	38	676
B	3.7	24	645	1.3	14	644
C	1.1	7	611	0.3	3	613
D	0.1	1	545	—	—	572
Total retail originations	$15.0	100	680	$9.9	100	699
Nine months ended September 30, 2018
S	$3.8	27	738	$4.7	47	746
A	6.0	43	675	3.6	37	675
B	3.3	24	644	1.4	14	645
C	0.9	6	611	0.3	2	614
Total retail originations	$14.0	100	681	$10.0	100	701

(a)
Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; loan-to-value (LTV) ratio; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring. We originated an insignificant amount of retail loans classified below Tier C during the three months ended September 30, 2019, and 2018, and the nine months ended September 30, 2018.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
0–71	19%	20%	20%	20%
72–75	65	67	65	67
76 +	16	13	15	13
Total retail originations (a)	100%	100%	100%	100%

(a)	Excludes RV loans.
Retail originations with a term of 76 months or more represented 16% and 15% of total retail originations for the three months and nine months ended September 30, 2019, respectively, compared to 13% for both the three months and nine months ended September 30, 2018. Substantially all of the loans originated with a term of 76 months or more during the three months and nine months ended September 30, 2019, and 2018, were considered to be prime and in credit tiers S, A, or B. We define prime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.
The following table presents the percentage of total outstanding retail loans by origination year.

September 30,	2019	2018
Pre-2015	2%	7%
2015	6	12
2016	12	20
2017	19	30
2018	29	31
2019	32	—
Total	100%	100%
The 2019, 2018, and 2017 vintages compose 80% of the overall retail portfolio as of September 30, 2019, and have higher average buy rates than older vintages.
The following tables present the total retail loan and operating lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2019	2018	2019	2018
Used retail	$4,621	$4,279	50	52
New retail standard	3,332	2,753	36	34
Lease	1,255	977	13	12
New retail subvented	52	136	1	2
Total consumer automotive financing originations (a)	$9,260	$8,145	100	100

(a)
Includes Commercial Services Group (CSG) originations of $969 million and $837 million for the three months ended September 30, 2019, and 2018, respectively, and RV originations of $48 million for the three months ended September 30, 2018.

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2019	2018	2019	2018
Used retail	$15,032	$13,972	53	51
New retail standard	9,749	9,724	35	36
Lease	3,198	3,252	11	12
New retail subvented	175	240	1	1
Total consumer automotive financing originations (a)	$28,154	$27,188	100	100

(a)
Includes CSG originations of $3.0 billion and $2.7 billion for the nine months ended September 30, 2019, and 2018, respectively, and RV originations of $238 million for the nine months ended September 30, 2018.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2019	2018	2019	2018
Growth channel	$4,239	$3,815	46	47
Chrysler dealers	2,602	2,244	28	27
GM dealers	2,419	2,086	26	26
Total consumer automotive financing originations	$9,260	$8,145	100	100

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2019	2018	2019	2018
Growth channel	$13,592	$12,316	48	45
Chrysler dealers	7,338	7,400	26	27
GM dealers	7,224	7,472	26	28
Total consumer automotive financing originations	$28,154	$27,188	100	100
During the three months and nine months ended September 30, 2019, total consumer loan and operating lease originations increased $1.1 billion and $966 million, respectively, compared to the same periods in 2018. For the three months ended September 30, 2019, the increase was due to increased originations across all dealer channels. For the nine months ended September 30, 2019, the increase was primarily due to increased originations from the Growth channel, which was partially offset by lower originations from the GM and Chrysler channels. Over the past several years we have continued to diversify our portfolio through the Growth channel, including increased levels of used vehicle loan volume, which we view as an attractive asset class consistent with our continued focus on obtaining appropriate risk-adjusted returns.
We have included origination metrics by loan term and FICO® Score within this MD&A. However, the proprietary way we evaluate risk is based on multiple inputs as described in the section titled Automotive Financing Volume—Acquisition and Underwriting within the MD&A in our 2018 Annual Report on Form 10-K.
The following tables present the percentage of retail loan and operating lease originations, in dollars, by FICO® Score and product type.

	Used retail		New retail		Lease
Three months ended September 30,	2019	2018	2019	2018	2019	2018
740 +	18%	18%	24%	24%	46%	49%
660–739	39	39	34	34	37	34
620–659	25	27	20	22	11	10
540–619	13	12	7	6	4	5
< 540	1	1	1	1	—	—
Unscored (a)	4	3	14	13	2	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%

(a)	Unscored are primarily CSG contracts with business entities that have no FICO® Score.

	Used retail		New retail		Lease
Nine months ended September 30,	2019	2018	2019	2018	2019	2018
740 +	18%	18%	24%	26%	48%	49%
660–739	39	39	34	34	35	34
620–659	25	28	20	21	11	10
540–619	12	12	7	6	5	5
< 540	2	1	1	1	—	—
Unscored (a)	4	2	14	12	1	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%

(a)	Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 10% and 11% of total consumer loan and operating lease originations for the three months and nine months ended September 30, 2019, respectively, and 10% for both the three months and nine months ended September 30, 2018. Consumer loans and operating leases with FICO® Scores of less than 540 continued to compose only 1% of total originations for the three months and nine months ended September 30, 2019. Nonprime applications that are not

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

automatically declined by our proprietary credit-scoring models for risk reasons are manually reviewed and decisioned by an experienced underwriting team. Nonprime applications are subject to more stringent underwriting criteria (e.g., minimum payment-to-income ratio and vehicle mileage, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
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

	Average balance		Average balance
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
GM new vehicles	43%	42%	41%	42%
Chrysler new vehicles	31	33	32	31
Growth new vehicles	13	13	14	14
Used vehicles	13	12	13	13
Total	100%	100%	100%	100%
Total commercial wholesale finance receivables	$27,520	$28,381	$28,838	$29,013
Average commercial wholesale financing receivables outstanding decreased $861 million and $175 million during the three months and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decrease for the three months ended September 30, 2019, was primarily driven by a reduction in the number of GM dealer relationships due to the competitive environment across the automotive lending market, partially offset by higher average vehicle prices. The decrease for the nine months ended September 30, 2019, was primarily driven by a reduction in the number of GM and Chrysler dealer relationships due to the competitive environment across the automotive lending market, partially offset by higher average vehicle prices and increased inventory levels at GM and Chrysler dealers. Dealer inventory levels are dependent on a number of factors, including manufacturer production schedules and vehicle mix, sales incentives, and industry sales—all of which can influence future wholesale balances.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans decreased 5% and 7% for the three months and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, to $5.8 billion and $5.7 billion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2019	2018	Favorable/(unfavorable) % change	2019	2018	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$280	$258	9	$802	$753	7
Interest and dividends on investment securities and cash and cash equivalents, net (a)	14	14	—	41	39	5
Other gain on investments, net (b)	6	22	(73)	124	33	n/m
Other income	3	2	50	9	8	13
Total insurance premiums and other income	303	296	2	976	833	17
Expense
Insurance losses and loss adjustment expenses	74	77	4	260	241	(8)
Acquisition and underwriting expense
Compensation and benefits expense	19	18	(6)	60	57	(5)
Insurance commissions expense	120	113	(6)	351	332	(6)
Other expenses	34	33	(3)	104	110	5
Total acquisition and underwriting expense	173	164	(5)	515	499	(3)
Total expense	247	241	(2)	775	740	(5)
Income from continuing operations before income tax expense	$56	$55	2	$201	$93	116
Total assets	$8,478	$7,776	9	$8,478	$7,776	9
Insurance premiums and service revenue written	$357	$323	11	$976	$876	11
Combined ratio (c)	87.5%	92.6%		95.6%	97.2%
n/m = not meaningful

(a)
Includes interest expense of $20 million and $58 million for the three months and nine months ended September 30, 2019, respectively, and $17 million and $49 million for the three months and nine months ended September 30, 2018.

(b)
Includes net unrealized losses on equity investments of $10 million for the three months ended September 30, 2019, and net unrealized gains of $59 million for the nine months ended September 30, 2019, compared to $7 million of net unrealized gains for the three months ended September 30, 2018, and net unrealized losses of $21 million for the nine months ended September 30, 2018.

(c)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Our Insurance operations earned income from continuing operations before income tax expense of $56 million and $201 million for the three months and nine months ended September 30, 2019, respectively, compared to $55 million and $93 million for the three months and nine months ended September 30, 2018. The increase for the nine months ended September 30, 2019, was primarily driven by $124 million of gain on investments due to favorable market conditions within our equity portfolio, compared to $33 million of gains for the nine months ended September 30, 2018.
Insurance premiums and service revenue earned was $280 million and $802 million for the three months and nine months ended September 30, 2019, respectively, compared to $258 million and $753 million for the three months and nine months ended September 30, 2018. The increases for the three months and nine months ended September 30, 2019, were primarily due to vehicle inventory insurance portfolio growth and rate increases.
Insurance losses and loss adjustment expenses totaled $74 million and $260 million for the three months and nine months ended September 30, 2019, respectively, compared to $77 million and $241 million for the same periods in 2018. The increase for the nine months ended September 30, 2019, was primarily driven by vehicle inventory insurance portfolio growth. Total acquisition and underwriting expense increased $9 million and $16 million for the three months and nine months ended September 30, 2019, respectively. The increases for the three months and nine months ended September 30, 2019, were primarily due to increases in insurance commissions expense, driven by growth in our written insurance premiums and service revenue. Insurance premiums and service revenue earnings growth outpaced expense increases which led to a decrease in the combined ratio to 87.5% and 95.6% for the three months and nine months ended September 30, 2019,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

respectively, compared to 92.6% and 97.2% for the three months and nine months ended September 30, 2018. In April 2019, we renewed our annual reinsurance program and continue to utilize this coverage to manage our risk of weather-related loss.
Premium and Service Revenue Written
The following table summarizes premium and service revenue written by product.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Vehicle service contracts
New retail	$125	$121	$342	$352
Used retail	163	145	488	419
Reinsurance (a)	(47)	(38)	(147)	(127)
Total vehicle service contracts (b)	241	228	683	644
Vehicle inventory insurance (c)	83	68	203	157
Other (d)	33	27	90	75
Total	$357	$323	$976	$876

(a)	Reinsurance represents the transfer of premiums and risk from an Ally insurance company to a third-party insurance company.

(b)	VSC revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern.

(c)	Vehicle inventory insurance includes dealer ancillary products.

(d)	Other products include GAP coverage, VMCs, ClearGuard, and other ancillary products.
Insurance premiums and service revenue written was $357 million and $976 million for the three months and nine months ended September 30, 2019, respectively, compared to $323 million and $876 million for the same periods in 2018. The increases for the three months and nine months ended September 30, 2019, were primarily due to vehicle inventory insurance portfolio growth and rate increases, and higher vehicle service contract volume.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	September 30, 2019	December 31, 2018
Cash
Noninterest-bearing cash	$108	$252
Interest-bearing cash	1,247	644
Total cash	1,355	896
Equity securities	562	766
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	432	460
U.S. States and political subdivisions	526	691
Foreign government	155	145
Agency mortgage-backed residential	1,207	758
Mortgage-backed residential	122	135
Corporate debt	1,354	1,241
Total available-for-sale securities	3,796	3,430
Total cash and securities	$5,713	$5,092

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2019	2018	Favorable/(unfavorable) % change	2019	2018	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$144	$126	14	$440	$345	28
Interest expense	105	82	(28)	305	214	(43)
Net financing revenue and other interest income	39	44	(11)	135	131	3
Gain on mortgage loans, net	10	2	n/m	14	4	n/m
Other income, net of losses	—	—	—	2	1	100
Total other revenue	10	2	n/m	16	5	n/m
Total net revenue	49	46	7	151	136	11
Provision for loan losses	—	2	100	2	4	50
Noninterest expense
Compensation and benefits expense	7	8	13	24	24	—
Other operating expenses	31	28	(11)	87	78	(12)
Total noninterest expense	38	36	(6)	111	102	(9)
Income from continuing operations before income tax expense	$11	$8	38	$38	$30	27
Total assets	$16,583	$14,896	11	$16,583	$14,896	11
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $11 million and $38 million for the three months and nine months ended September 30, 2019, respectively, compared to $8 million and $30 million for the same periods in 2018. The increase for the nine months ended September 30, 2019, was primarily due to growth in our mortgage loan portfolio and an increase in the net gain on sale of mortgage loans, partially offset by accelerated premium amortization due to higher prepayment activity and higher noninterest expense driven primarily by continued asset growth. The increase for the three months ended September 30, 2019, was primarily driven by higher gains on the sale of mortgage loans, partially offset by accelerated premium amortization due to higher prepayment activity and higher noninterest expenses driven primarily by continued asset growth.
Net financing revenue and other interest income was $39 million and $135 million for the three months and nine months ended September 30, 2019, respectively, compared to $44 million and $131 million for the three months and nine months ended September 30, 2018. The decrease in net financing revenue and other interest income for the three months ended September 30, 2019, was primarily due to accelerated premium amortization due to higher prepayment activity during the three months ended September 30, 2019, partially offset by increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans and direct-to-consumer originations. During the three months ended September 30, 2019, we purchased $811 million of mortgage loans that were originated by third parties and originated $556 million of mortgage loans held-for-investment, compared to $1.7 billion and $88 million, respectively, during the three months ended September 30, 2018. The increase in net financing revenue and other interest income for the nine months ended September 30, 2019, was primarily due to increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans and direct-to-consumer originations, which were partially offset by accelerated premium amortization due to higher prepayment activity during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we purchased $2.7 billion of mortgage loans that were originated by third parties and originated $1.2 billion of mortgage loans held-for-investment, compared to $3.9 billion and $302 million, respectively, during the nine months ended September 30, 2018.
Gain on sale of mortgage loans, net, was $10 million and $14 million for the three months and nine months ended September 30, 2019, respectively, compared to $2 million and $4 million for the three months and nine months ended September 30, 2018. The increases were driven by higher direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment provider, and the execution of a whole-loan sale during the three months ended September 30, 2019. During the three months and nine months ended September 30, 2019, we originated $220 million and $464 million of loans held-for-sale compared to $86 million and $218 million, respectively, during the three months and nine months ended September 30, 2018.
The provision for loan losses decreased $2 million for the three months and nine months ended September 30, 2019, compared to the same periods in 2018, as a result of reserve reductions in the current period due to strong credit performance.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Total noninterest expense was $38 million and $111 million for the three months and nine months ended September 30, 2019, respectively, compared to $36 million and $102 million for the three months and nine months ended September 30, 2018. The increases were primarily driven by continued asset growth.
The following table presents the total unpaid principal balance (UPB) of purchases and originations of consumer mortgages held-for-investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended September 30, 2019
740 +	$1,148	84
720–739	120	9
700–719	91	6
680–699	8	1
Total consumer mortgage financing volume	$1,367	100
Three months ended September 30, 2018
740 +	$1,469	80
720–739	206	11
700–719	154	9
680–699	3	—
Total consumer mortgage financing volume	$1,832	100
Nine months ended September 30, 2019
740 +	$3,198	81
720–739	402	10
700–719	313	8
680–699	25	1
Total consumer mortgage financing volume	$3,938	100
Nine months ended September 30, 2018
740 +	$3,344	80
720–739	450	11
700–719	332	8
680–699	65	1
660–679	1	—
Total consumer mortgage financing volume	$4,192	100
The following table presents the net UPB, net UPB as a percentage of total, weighted-average coupon (WAC), premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
September 30, 2019
Adjustable-rate	$1,843	12	3.44%	$24	52.06%	773
Fixed-rate	13,671	88	4.14	244	61.90	774
Total	$15,514	100	4.06	$268	60.73	774
December 31, 2018
Adjustable-rate	$2,828	19	3.40%	$37	53.69%	775
Fixed-rate	12,042	81	4.15	248	60.97	774
Total	$14,870	100	4.01	$285	59.58	774

(a)	Represents UPB net of charge-offs.

(b)	Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.

(c)	Updated to reflect changes in credit score since loan origination.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2019	2018	Favorable/(unfavorable) % change	2019	2018	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$90	$79	14	$274	$237	16
Interest on loans held-for-sale	3	3	—	6	8	(25)
Interest expense	33	32	(3)	105	92	(14)
Net financing revenue and other interest income	60	50	20	175	153	14
Total other revenue	9	14	(36)	30	36	(17)
Total net revenue	69	64	8	205	189	8
Provision for loan losses	3	8	63	29	2	n/m
Noninterest expense
Compensation and benefits expense	13	13	—	45	40	(13)
Other operating expenses	9	7	(29)	28	24	(17)
Total noninterest expense	22	20	(10)	73	64	(14)
Income from continuing operations before income tax expense	$44	$36	22	$103	$123	(16)
Total assets	$5,275	$4,459	18	$5,275	$4,459	18
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $44 million and $103 million for the three months and nine months ended September 30, 2019, respectively, compared to $36 million and $123 million for the same periods in 2018. The increase for the three months ended September 30, 2019, was primarily due to higher net financing revenue and other interest income resulting from higher asset levels. The decrease for the nine months ended September 30, 2019, was due primarily to higher provision for loan losses recognized during the first quarter of 2019 and higher expenses to support the growth of the business, partially offset by higher net financing revenue and other interest income resulting from higher asset levels.
Net financing revenue and other interest income was $60 million and $175 million for the three months and nine months ended September 30, 2019, respectively, compared to $50 million and $153 million for the same periods in 2018. The increases were primarily due to the growth of our loan portfolio, represented by a 16% increase in the gross carrying value of finance receivables and loans as of September 30, 2019, compared to September 30, 2018.
Other revenue was $9 million and $30 million for the three months and nine months ended September 30, 2019, respectively, compared to $14 million and $36 million for the same periods in 2018. The decreases for the three months and nine months ended September 30, 2019, were primarily driven by lower syndication and other fee income, partially offset by higher gains related to our equity investments.
The provision for loan losses decreased $5 million and increased $27 million for the three months and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decrease for the three months ended September 30, 2019, was primarily driven by lower provision expense for individually impaired loans, partially offset by an increase in reserves due to growth in our loan portfolio. The increase for the nine months ended September 30, 2019, was primarily driven by higher reserves associated with two loan exposures within separate industries in the first quarter of 2019, and a $6 million recovery of a previously charged-off loan recognized during the second quarter of 2018 that did not reoccur.
Total noninterest expense was $22 million and $73 million for the three months and nine months ended September 30, 2019, respectively, compared to $20 million and $64 million for the three months and nine months ended September 30, 2018. The increases were primarily associated with growth in the business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Credit Portfolio
The following table presents loans held-for-sale, the gross carrying value of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations.

($ in millions)	September 30, 2019	December 31, 2018
Loans held-for-sale, net	$240	$47
Finance receivables and loans	$5,033	$4,636
Unfunded lending commitments (a)	$2,371	$2,141
Total serviced loans	$6,041	$5,501

(a)
Includes unused revolving credit line commitments for loans held-for-sale and finance receivables and loans, signed commitment letters, and standby letter of credit facilities, which are issued on behalf of clients and may contingently require us to make payments to a third-party beneficiary in the event of a draw by the beneficiary thereunder. As many of these commitments are subject to borrowing base agreements and other restrictive covenants or may expire without being fully drawn, the stated amounts of these unfunded commitments are not necessarily indicative of future cash requirements.

The following table presents the percentage of total finance receivables and loans of our Corporate Finance operations by industry concentration. The finance receivables and loans are reported at gross carrying value.

	September 30, 2019	December 31, 2018
Industry
Health services	29.0%	24.5%
Services	27.5	25.6
Automotive and transportation	12.8	12.3
Machinery, equipment, and electronics	6.6	6.0
Wholesale	5.0	7.5
Food and beverages	4.3	5.0
Chemicals and metals	3.7	4.9
Other manufactured products	3.3	4.7
Paper, printing, and publishing	2.2	2.8
Retail trade	1.9	1.3
Other	3.7	5.4
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2019	2018	Favorable/(unfavorable) % change	2019	2018	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$17	$25	(32)	$58	$56	4
Interest on loans held-for-sale	1	—	n/m	2	1	100
Interest and dividends on investment securities and other earning assets	209	169	24	637	481	32
Interest on cash and cash equivalents	13	16	(19)	48	43	12
Other, net	(3)	(2)	(50)	(9)	(6)	(50)
Total financing revenue and other interest income	237	208	14	736	575	28
Interest expense
Original issue discount amortization (b)	11	25	56	31	74	58
Other interest expense (c)	229	140	(64)	659	364	(81)
Total interest expense	240	165	(45)	690	438	(58)
Net financing (loss) revenue and other interest income	(3)	43	(107)	46	137	(66)
Other revenue
Loss on mortgage and automotive loans, net	—	(3)	100	—	(3)	100
Other gain on investments, net	22	1	n/m	45	8	n/m
Other income, net of losses	24	22	9	60	67	(10)
Total other revenue	46	20	130	105	72	46
Total net revenue	43	63	(32)	151	209	(28)
Provision for loan losses	(5)	(6)	17	(16)	(12)	(33)
Total noninterest expense (d)	88	86	(2)	246	246	—
Loss from continuing operations before income tax expense	$(40)	$(17)	(135)	$(79)	$(25)	n/m
Total assets	$36,053	$31,295	15	$36,053	$31,295	15
n/m = not meaningful

(a)	Primarily related to impacts associated with hedging activities within our consumer automotive loan portfolio and financing revenue from our legacy mortgage portfolio.

(b)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.

(d)
Includes reductions of $225 million and $673 million for the three months and nine months ended September 30, 2019, respectively, and $208 million and $634 million for the three months and nine months ended September 30, 2018, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining amortization of the original issue discount at September 30, 2019.

Year ended December 31, ($ in millions)	2019	2020	2021	2022	2023	2024 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$1,100	$1,057	$1,009	$957	$898	$—
Total amortization (b)	11	43	48	52	59	898	$1,111

(a)	The maximum annual scheduled amortization for any individual year is $145 million in 2030.

(b)	The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other incurred a loss from continuing operations before income tax expense of $40 million and $79 million for the three months and nine months ended September 30, 2019, respectively, compared to a loss of $17 million and $25 million for the three months and nine months ended September 30, 2018. Total financing revenue and other interest income increased for both the three months and nine months ended September 30, 2019, compared to the same periods in 2018, primarily driven by our investment securities portfolio. This increase was more than offset by higher funding costs from higher market rates and deposit growth.
Financing revenue and other interest income was $237 million and $736 million for the three months and nine months ended September 30, 2019, respectively, compared to $208 million and $575 million for the three months and nine months ended September 30, 2018. The increases were primarily driven by growth in the size of the investment portfolio and higher interest and dividends from investment securities, primarily as a result of higher yields.
Total interest expense was $240 million and $690 million for the three months and nine months ended September 30, 2019, respectively, compared to $165 million and $438 million for the three months and nine months ended September 30, 2018. The increases were primarily driven by increased interest on deposits resulting from higher market rates and deposit growth, partially offset by a decrease in higher-cost secured and unsecured debt borrowings.
Total other revenue was $46 million and $105 million for the three months and nine months ended September 30, 2019, respectively, compared to $20 million and $72 million for the three months and nine months ended September 30, 2018. The increases were primarily due to increased realized investment gains, partially offset by lower income related to certain equity hedges during the nine months ended September 30, 2019.
Total assets were $36.1 billion as of September 30, 2019, compared to $31.3 billion as of September 30, 2018. This increase was primarily the result of growth in our available-for-sale and held-to-maturity securities portfolios. The increase was partially offset by the continued runoff of our legacy mortgage portfolio. At September 30, 2019, the gross carrying value of the legacy mortgage portfolio was $1.2 billion, compared to $1.7 billion at September 30, 2018.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	September 30, 2019	December 31, 2018
Cash
Noninterest-bearing cash	$592	$535
Interest-bearing cash	1,647	3,083
Total cash	2,239	3,618
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,950	1,391
U.S. States and political subdivisions	104	111
Agency mortgage-backed residential	18,901	16,380
Mortgage-backed residential	2,690	2,551
Agency mortgage-backed commercial	1,413	3
Mortgage-backed commercial	113	714
Asset-backed	417	723
Total available-for-sale securities	25,588	21,873
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	2,662	2,264
Asset-backed retained notes	25	43
Total held-to-maturity securities	2,687	2,307
Total cash and securities	$30,514	$27,798
Ally Invest
In May 2017, we launched Ally Invest, our digital brokerage and wealth management offering, which enables us to complement our competitive deposit products with low-cost and commission-free investing through the platform we acquired from the June 2016 acquisition of TradeKing. The following table presents trading days and average customer trades per day, the number of funded accounts, total net customer assets, and total customer cash balances as of the end of each of the last five quarters.

	3rd quarter 2019	2nd quarter 2019	1st quarter 2019	4th quarter 2018	3rd quarter 2018
Trading days (a)	63.5	63.0	61.0	62.0	62.5
Average customer trades per day (in thousands)	17.7	18.3	19.5	19.6	19.1
Funded accounts (b) (in thousands)	346	337	320	302	287
Total net customer assets ($ in millions)	$7,151	$7,149	$6,796	$5,804	$6,608
Total customer cash balances ($ in millions)	$1,272	$1,229	$1,209	$1,159	$1,178

(a)	Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.

(b)	Represents open and funded brokerage accounts.
Total funded accounts increased 3% from the prior quarter and 21% from the third quarter of 2018 as a result of a continued focus on marketing campaigns. Average customer trades per day decreased from the prior quarter, primarily due to customer behavior trends and market dynamics. Additionally, net customer assets remain unchanged in the third quarter of 2019, as net customer acquisition was offset by the impact of equity market movement.
The competitive environment in the wealth management industry continues to evolve and more recently has led to changes in pricing models of industry participants. Consistent with recent industry developments, on October 4, 2019, Ally Invest announced that it would offer commission-free trading for its customers, effective October 9, 2019. We are currently evaluating the impact this may have on the projected revenue and earnings in relation to the carrying value of the goodwill of Ally Invest, which was $193 million as of September 30, 2019.

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
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating lease activities.

($ in millions)	September 30, 2019	December 31, 2018
Finance receivables and loans
Automotive Finance	$106,401	$108,463
Mortgage Finance	15,782	15,155
Corporate Finance	5,033	4,636
Corporate and Other (a)	1,393	1,672
Total finance receivables and loans	128,609	129,926
Loans held-for-sale
Automotive Finance	—	210
Mortgage Finance (b)	693	8
Corporate Finance	240	47
Corporate and Other	67	49
Total loans held-for-sale	1,000	314
Total on-balance sheet loans	129,609	130,240
Off-balance sheet securitized loans
Automotive Finance (c)	561	1,235
Whole-loan sales
Automotive Finance (c)	297	634
Total off-balance sheet loans	858	1,869
Operating lease assets
Automotive Finance	8,653	8,417
Total loan and operating lease exposure	$139,120	$140,526

(a)	Includes $1.2 billion and $1.5 billion of consumer mortgage loans in our legacy mortgage portfolio at September 30, 2019, and December 31, 2018, respectively.

(b)
Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio, and at September 30, 2019, also includes $655 million of adjustable-rate mortgage loans previously classified as held-for-investment.

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. During the three months and nine months ended September 30, 2019, the U.S. economy continued to modestly expand, led by consumer spending. The labor market remained healthy during the period, with the unemployment rate at 3.5% as of September 30, 2019. Within the U.S. automotive market, new light vehicle sales have moderated from both historic highs and year-over-year pace, to an average 17.0 million Seasonally Adjusted Annual Rate for both the three months and nine months ended September 30, 2019. We expect to experience modest downward pressure on used vehicle values for the remainder of 2019.
Consumer Credit Portfolio
During the three months and nine months ended September 30, 2019, the credit performance of the consumer loan portfolio reflected both our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including used, nonsubvented new, higher LTV, extended term, Growth channel, and nonprime finance receivables and loans, as well as high-quality jumbo and LMI mortgage loans that are acquired through bulk loan purchases and direct-to-consumer mortgage originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 11.6% of our total consumer automotive loans at September 30, 2019, compared to approximately 11.7% at December 31, 2018. For information on our consumer credit risk practices and

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.
The following table includes consumer finance receivables and loans recorded at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Consumer automotive (c) (d)	$73,071	$70,539	$692	$664	$—	$—
Consumer mortgage
Mortgage Finance	15,782	15,155	15	9	—	—
Mortgage — Legacy	1,228	1,546	43	70	—	—
Total consumer finance receivables and loans	$90,081	$87,240	$750	$743	$—	$—

(a)	Includes nonaccrual TDR loans of $239 million and $257 million at September 30, 2019, and December 31, 2018, respectively.

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

(d)
Includes outstanding CSG loans of $8.1 billion and $7.9 billion at September 30, 2019, and December 31, 2018, respectively, and RV loans of $1.4 billion and $1.7 billion at September 30, 2019, and December 31, 2018, respectively.

Total consumer finance receivables and loans increased $2.8 billion at September 30, 2019, compared with December 31, 2018, reflecting an increase of $2.5 billion of consumer automotive finance receivables and loans and an increase of $309 million of consumer mortgage finance receivables and loans. The increase in consumer automotive finance receivables and loans was primarily related to continued momentum in our used vehicle lending. The increase in consumer mortgage finance receivables and loans was primarily due to the execution of bulk loan purchases totaling $2.7 billion and direct-to-consumer held-for-investment originations of $1.2 billion during the nine months ended September 30, 2019. These increases were partially offset by the transfer of $940 million of consumer mortgage finance receivables and loans to held-for-sale, of which $263 million were sold during the three months ended September 30, 2019, and portfolio runoff.
Total consumer nonperforming finance receivables and loans at September 30, 2019, increased $7 million to $750 million from December 31, 2018, reflecting an increase of $28 million of consumer automotive finance receivables and loans and a decrease of $21 million of consumer mortgage nonperforming finance receivables and loans. The increase in nonperforming consumer automotive finance receivables and loans was primarily due to growth in the portfolio, as well as seasonality. The decrease in nonperforming consumer mortgage finance receivables and loans was driven by the continued run-off of our legacy mortgage portfolio. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.8% and 0.9% at September 30, 2019, and December 31, 2018, respectively.
Total consumer TDRs outstanding at September 30, 2019, increased $1 million since December 31, 2018, to $727 million. Results reflect a $19 million increase in our consumer automotive loan portfolio, largely offset by a $17 million decrease in our legacy mortgage portfolio. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Consumer automotive loans accruing and past due 30 days or more decreased $73 million to $2.4 billion at September 30, 2019, compared to December 31, 2018, primarily due to seasonality. Consumer automotive loans accruing and past due 30 days or more increased $289 million at September 30, 2019, as compared to the same period in 2018, driven by growth in the overall size of the consumer automotive loan portfolio, as well as higher delinquency rates as part of our continued diversification strategy.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Consumer automotive	$253	$233	1.4%	1.3%	$659	$668	1.2%	1.3%
Consumer mortgage
Mortgage Finance	—	1	—	—	—	3	—	—
Mortgage — Legacy	(2)	(2)	(0.6)	(0.4)	(6)	4	(0.6)	0.3
Total consumer finance receivables and loans	$251	$232	1.1	1.1	$653	$675	1.0	1.1

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer finance receivables and loans were $251 million and $653 million for the three months and nine months ended September 30, 2019, respectively, compared to $232 million and $675 million for the three months and nine months ended September 30, 2018. Net charge-offs for our consumer automotive portfolio increased $20 million and decreased $9 million for the three months and nine months ended September 30, 2019. The increase in consumer automotive net charge-offs for the three months ended September 30, 2019, was primarily driven by portfolio growth and seasoning of our used vehicle portfolio. The decrease in net charge-offs for the nine months ended September 30, 2019, was primarily driven by our consumer automotive loan portfolio which experienced strong overall credit performance driven by favorable macroeconomic conditions including low unemployment, as well as continued disciplined underwriting and higher recoveries. Net charge-offs for our consumer mortgage portfolio decreased $1 million and $13 million for the three months and nine months ended September 30, 2019, and were primarily driven by our consumer mortgage loan portfolio where we experienced overall lower net charge-offs and strong credit performance as the legacy mortgage portfolio continues to run-off and we continue to grow our Mortgage Finance business.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Consumer automotive	$8,005	$7,168	$24,956	$23,936
Consumer mortgage (a)	775	175	1,678	520
Total consumer loan originations	$8,780	$7,343	$26,634	$24,456

(a)
Excludes bulk loan purchases associated with our Mortgage Finance operations and includes $220 million and $464 million of loans originated as held-for-sale for the three months and nine months ended September 30, 2019, respectively, and $86 million and $218 million for the three months and nine months ended September 30, 2018.

Total consumer loan originations increased $1.4 billion and $2.2 billion for the three months and nine months ended September 30, 2019, respectively, compared to the three months and nine months ended September 30, 2018, reflecting increases of $600 million and $1.2 billion of consumer mortgage loans and increases of $837 million and $1.0 billion of consumer automotive loans. The increases in consumer mortgage loan originations for the three months and nine months ended September 30, 2019, were primarily due to growth in the direct-to-consumer mortgage business. The increase in consumer automotive loan originations for the three months ended September 30, 2019, was primarily due to both higher new and used vehicle volume. For the nine months ended September 30, 2019, the increase was primarily due to higher used vehicle volume.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows the percentage of total consumer finance receivables and loans recorded at gross carrying value by state concentration. Total consumer automotive loans were $73.1 billion and $70.5 billion at September 30, 2019, and December 31, 2018, respectively. Total consumer mortgage loans were $17.0 billion and $16.7 billion at September 30, 2019, and December 31, 2018, respectively.

	September 30, 2019 (a)		December 31, 2018
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.4%	34.7%	8.4%	36.9%
Texas	12.5	6.4	12.8	6.2
Florida	8.8	5.0	8.8	4.7
Pennsylvania	4.6	1.9	4.5	1.4
Illinois	4.1	2.7	4.1	3.0
Georgia	3.9	2.7	4.1	2.8
North Carolina	3.9	1.9	3.9	1.7
New York	3.1	3.1	3.1	2.4
Ohio	3.6	0.5	3.5	0.4
New Jersey	2.8	2.3	2.7	2.1
Other United States	44.3	38.8	44.1	38.4
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at September 30, 2019.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 24.8% and 25.4% of our total outstanding consumer finance receivables and loans at September 30, 2019, and December 31, 2018, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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
Repossessed consumer automotive loan assets in our Automotive Finance operations increased $14 million from December 31, 2018, to $150 million at September 30, 2019. Foreclosed mortgage assets at September 30, 2019, remained flat at $11 million from December 31, 2018.
Commercial Credit Portfolio
During the three months and nine months ended September 30, 2019, the credit performance of the commercial portfolio remained strong as nonperforming finance receivables and loans decreased, and our net charge-offs remained low. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes total commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Commercial and industrial
Automotive	$29,122	$33,672	$64	$203	$—	$—
Other (c)	4,377	4,205	111	142	—	—
Commercial real estate	5,029	4,809	4	4	—	—
Total commercial finance receivables and loans	$38,528	$42,686	$179	$349	$—	$—

(a)	Includes nonaccrual TDR loans of $105 million and $86 million at September 30, 2019, and December 31, 2018, respectively.

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
Total commercial finance receivables and loans outstanding decreased $4.2 billion from December 31, 2018, to $38.5 billion at September 30, 2019. The decrease was primarily due to lower automotive dealer inventory levels and a reduction in the number of dealer relationships due to the competitive environment across the automotive lending market. This decrease was partially offset by growth in our Corporate Finance portfolio.
Total commercial nonperforming finance receivables and loans were $179 million at September 30, 2019, reflecting a decrease of $170 million when compared to December 31, 2018. The decrease was primarily due to reduced exposure to one large automotive dealer group that was placed into default in the fourth quarter of 2018, as well as the partial liquidation and charge-off of two accounts within our Corporate Finance portfolio. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans decreased to 0.5% at September 30, 2019, compared to 0.8% at December 31, 2018.
Total commercial TDRs outstanding at September 30, 2019, increased $25 million since December 31, 2018, to $111 million. The increase was primarily driven by TDRs involving one large automotive dealer group that was placed into default in the fourth quarter of 2018, as well as an increase in Corporate Finance as a result of two accounts being classified as TDRs, partially offset by the partial liquidation and charge-off of two accounts. Refer to Note 7 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K for additional information.
The following table includes total commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Commercial and industrial
Automotive	$1	$3	—%	—%	$2	$5	—%	—%
Other	15	—	1.4	—	31	(6)	0.9	(0.2)
Commercial real estate	—	—	—	—	—	—	—	—
Total commercial finance receivables and loans	$16	$3	0.2	—	$33	$(1)	0.1	—

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total commercial finance receivables and loans were $16 million and $33 million for the three months and nine months ended September 30, 2019, respectively, compared to net charge-offs of $3 million for the three months ended September 30, 2018, and net recoveries of $1 million for the nine months ended September 30, 2018. The increase in net charge-offs for the three months ended September 30, 2019, was primarily driven by the partial charge-off of one Corporate Finance exposure. The increase for the nine months ended September 30, 2019, was primarily driven by partial charge-offs of three exposures within our Corporate Finance portfolio.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $5.0 billion and $4.8 billion at September 30, 2019, and December 31, 2018, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration. These finance receivables and loans are reported at gross carrying value.

	September 30, 2019	December 31, 2018
Texas	14.5%	15.5%
Florida	12.7	11.6
Michigan	8.0	6.8
California	7.2	8.3
New York	5.9	4.8
North Carolina	4.4	3.6
Georgia	3.5	4.0
South Carolina	3.1	3.4
New Jersey	2.8	3.1
Utah	2.8	2.6
Other United States	35.1	36.3
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures decreased $150 million from December 31, 2018, to $3.8 billion at September 30, 2019. The decrease was primarily due to reduced exposure to one large automotive dealer group that defaulted in the fourth quarter of 2018, as well as declining automotive dealer inventory levels.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration. These finance receivables and loans within our automotive and Corporate Finance portfolios are reported at gross carrying value.

	September 30, 2019	December 31, 2018
Industry
Automotive	79.6%	80.6%
Services	5.5	5.0
Health / Medical	4.7	3.7
Other	10.2	10.7
Total commercial criticized finance receivables and loans	100.0%	100.0%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended September 30, 2019 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at July 1, 2019	$1,078	$49	$1,127	$155	$1,282
Charge-offs (a)	(374)	(3)	(377)	(16)	(393)
Recoveries	121	5	126	—	126
Net charge-offs	(253)	2	(251)	(16)	(267)
Provision for loan losses	264	(5)	259	4	263
Other	1	(2)	(1)	—	(1)
Allowance at September 30, 2019	$1,090	$44	$1,134	$143	$1,277
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2019	1.1	n/m	1.1	2.2	1.2
Net charge-offs to average finance receivables and loans outstanding for the three months ended September 30, 2019	1.4%	—%	1.1%	0.2%	0.8%
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

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2019 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2019	$1,048	$53	$1,101	$141	$1,242
Charge-offs (a)	(1,027)	(11)	(1,038)	(33)	(1,071)
Recoveries	368	17	385	—	385
Net charge-offs	(659)	6	(653)	(33)	(686)
Provision for loan losses	701	(13)	688	34	722
Other	—	(2)	(2)	1	(1)
Allowance at September 30, 2019	$1,090	$44	$1,134	$143	$1,277
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2019	1.2	n/m	1.3	3.3	1.4
Net charge-offs to average finance receivables and loans outstanding for the nine months ended September 30, 2019	1.2%	—%	1.0%	0.1%	0.7%
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

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.

($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
September 30, 2019
Allowance for loan losses to finance receivables and loans outstanding (a)	1.5%	0.3%	1.3%	0.4%	1.0%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	157.5%	75.8%	151.1%	80.0%	137.4%
September 30, 2018
Allowance for loan losses to finance receivables and loans outstanding (a)	1.5%	0.4%	1.3%	0.4%	1.0%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	168.3%	64.4%	154.1%	76.5%	138.2%

(a)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.
The allowance for consumer loan losses at September 30, 2019, increased $27 million compared to September 30, 2018, reflecting an increase of $47 million in the consumer automotive allowance and a decrease of $20 million in the consumer mortgage allowance. The increase in our consumer automotive allowance was primarily driven by portfolio growth as finance receivable balances are up $3.1 billion from the prior-year period. The decrease in the consumer mortgage allowance was primarily driven by overall lower net charge-offs resulting

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

from legacy mortgage portfolio run-off and strong credit performance, partially offset by year-over-year growth of $942 million in our Mortgage Finance receivables portfolio.
The allowance for commercial loan losses increased $2 million at September 30, 2019, compared to September 30, 2018. The increase was primarily driven by our commercial automotive portfolio as higher reserves for individually impaired accounts were partially offset by lower reserves associated with a decrease of $2.3 billion in finance receivable balances. Overall credit performance in our commercial portfolios remains stable.
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2019			2018
September 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$1,090	1.5%	85.4%	$1,043	1.5%	83.6%
Consumer mortgage
Mortgage Finance	17	0.1	1.3	20	0.1	1.6
Mortgage — Legacy	27	2.2	2.1	44	2.6	3.5
Total consumer mortgage	44	0.3	3.4	64	0.4	5.1
Total consumer loans	1,134	1.3	88.8	1,107	1.3	88.7
Commercial
Commercial and industrial
Automotive	40	0.1	3.1	37	0.1	3.0
Other	76	1.7	6.0	77	1.9	6.1
Commercial real estate	27	0.5	2.1	27	0.6	2.2
Total commercial loans	143	0.4	11.2	141	0.4	11.3
Total allowance for loan losses	$1,277	1.0	100.0%	$1,248	1.0	100.0%
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2019	2018	2019	2018
Consumer
Consumer automotive	$264	$229	$701	$650
Consumer mortgage
Mortgage Finance	—	2	2	4
Mortgage — Legacy	(5)	(6)	(15)	(11)
Total consumer mortgage	(5)	(4)	(13)	(7)
Total consumer loans	259	225	688	643
Commercial
Commercial and industrial
Automotive	1	—	7	7
Other	3	8	28	—
Commercial real estate	—	—	(1)	2
Total commercial loans	4	8	34	9
Total provision for loan losses	$263	$233	$722	$652
The provision for consumer loan losses was $259 million and $688 million for the three months and nine months ended September 30, 2019, respectively, compared to $225 million and $643 million for three months and nine months ended September 30, 2018. The provision

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

for consumer automotive loan losses increased $35 million and $51 million during the three months and nine months ended September 30, 2019, as compared to the same periods in the prior year. The increase for the three months ended September 30, 2019, was driven primarily by higher net charge-offs and reserve increases associated with continued loan portfolio growth. For the nine months ended September 30, 2019, the increase in provision for loan losses was primarily driven by reserve reductions during the nine months ended September 30, 2018, associated with hurricane activity experienced during 2017 in our retail automotive loan portfolio. These items were partially offset by lower net charge-offs, despite continued loan portfolio growth. We continue to experience strong overall credit performance driven by favorable macroeconomic conditions including low unemployment, as well as continued disciplined underwriting and higher recoveries. The provision for consumer mortgage loan losses decreased $1 million and $6 million during the three months and nine months ended September 30, 2019, primarily driven by overall lower net charge-offs and strong credit performance, as the legacy mortgage portfolio continues to run-off and we continue to grow our Mortgage Finance business.
The provision for commercial loan losses decreased $4 million and increased $25 million for the three months and nine months ended September 30, 2019, respectively, compared to the three months and nine months ended September 30, 2018. The decrease in provision for commercial loan losses for the three months ended September 30, 2019, was impacted by our Corporate Finance portfolio, where we experienced a reserve increase for one specific exposure during the three months ended September 30, 2018, which did not reoccur. The increase in provision expense for the nine months ended September 30, 2019, was primarily driven by higher reserves associated with two specific exposures in our Corporate Finance portfolio which were within separate industries, and which were subsequently charged-off. This increase was also impacted by a $6 million recovery recognized during the nine months ended September 30, 2018, that did not reoccur. Overall credit performance in the Corporate Finance portfolio remains stable.
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
The discontinuation of LIBOR or LIBOR-based rates will present risks to our business, as further described in the section titled Risk Factors within our 2018 Annual Report on Form 10-K. In recognition of these risks and uncertainties, we have established an enterprise-wide initiative to identify, assess, monitor, and mitigate risks that may arise from the potential discontinuation of LIBOR and the related transition to an alternative reference rate. Through this initiative, we continue to assess and plan for potential impacts to our financial forecasts, operational processes, technology, modeling, as well as our current and potential future contracts with customers and counterparties.
We continue to evaluate the most appropriate course of action for each instrument that currently references LIBOR. For example, the Alternative Reference Rates Committee (ARRC), a group convened by the FRB, has identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed purchase transactions. We are evaluating SOFR, among other alternatives

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

and actions, as a potential alternative reference rate to LIBOR and are taking steps to assess the operational, financial, and various other impacts this change could have to our business. Additionally, we continue to evaluate contract language for inclusion of appropriate fallback provisions to adequately address alternatives in the absence of LIBOR, including evaluating the fallback language proposed by the ARRC for certain contracts. We will continue to actively monitor industry developments and their potential impact to us.
We are also actively assessing how the discontinuation of LIBOR could impact accounting and financial reporting including, but not limited to, potential impacts to our hedge accounting, valuation or modeling, or impacts associated with modifying the terms of our loan agreements or debt instruments with our customers or counterparties. We also continue to monitor activities of standard setters such as the FASB, which recently proposed guidance that would help ease the potential effects of reference rate reform on financial reporting. The proposed guidance would offer optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions affected by reference rate reform. Additionally, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits the use of the OIS rate based on the SOFR to be designated as a benchmark interest rate for hedge accounting purposes.
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
The net financing revenue sensitivity tests measure the potential change in our pretax net financing revenue over the following twelve months. A number of alternative rate scenarios are tested, including immediate and gradual parallel shocks to the implied market forward curve. Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next twelve months would decrease by $90 million if interest rates remain unchanged.
The following table presents the pretax dollar impact to forecasted net financing revenue over the next twelve months assuming 100 basis point and 200 basis point instantaneous parallel and gradual parallel shock increases, and assuming 100 basis point instantaneous parallel and gradual parallel shock decreases to the implied market forward curve as of September 30, 2019, and December 31, 2018.

	September 30, 2019		December 31, 2018
($ in millions)	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates
-100 basis points	$(26)	$(31)	$(20)	$(34)
+100 basis points	20	25	51	10
+200 basis points	56	(64)	81	(10)

(a)	Gradual changes in interest rates are recognized over twelve months.
The implied forward rate curve was lower across all tenors compared to December 31, 2018, and includes multiple projected declines in the federal funds target rate in the forecast horizon. The impact of this change is reflected in our baseline net financing revenue projections. As of September 30, 2019, our net interest income sensitivity in the +100 and +200 basis point instantaneous shock scenarios has primarily been impacted by lower rates and the impact of funding sources shifting from short-term market-based funding to retail deposits, partially offset by year-to-date notional decreases in pay-fixed interest rate swaps.
The exposure in the downward instantaneous interest rate shock scenario has decreased as of September 30, 2019, primarily due to the lower pay-fixed interest rate swap notional referenced above as well as the addition of interest rate floor contracts, offset by increased mortgage prepayment risk in a lower interest rate environment.
Our risk position is influenced by the net impact of derivative hedging which primarily consists of interest rate swaps designated as fair value hedges of certain fixed-rate assets and fixed-rate debt instruments, and pay-fixed interest rate swaps designated as cash flow hedges of certain floating-rate debt instruments. During the nine months ended September 30, 2019, we initiated a hedge program of interest rate floor

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

contracts designated as cash flow hedges on certain floating-rate assets. The size, maturity, and mix of our hedging activities are adjusted as our balance sheet, ALM objectives, and interest rate environment evolve over time.
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. However, certain automotive manufacturers have provided their guarantee for portions of our residual exposure, as further described in Note 8. Our operating lease portfolio, net of accumulated depreciation was $8.7 billion and $8.4 billion as of September 30, 2019, and December 31, 2018, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $7.0 billion and $6.8 billion as of September 30, 2019, and December 31, 2018, respectively. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A in our 2018 Annual Report on Form 10-K.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Off-lease vehicles terminated (in units)	29,985	29,018	85,282	109,659
Average gain per vehicle ($ per unit)	$944	$944	$773	$561
Method of vehicle sales
Auction
Internet	54%	51%	53%	53%
Physical	14	17	15	14
Sale to dealer, lessee, and other	32	32	32	33
We recognized an average gain per vehicle of $944 and $773 for the three months and nine months ended September 30, 2019, compared to $944 and $561 for the same periods in 2018. The increase in average gain per vehicle for the nine months ended September 30, 2019, compared to the same period in 2018, was primarily due to an increase in the mix of trucks and sport utility vehicles and a decrease in the mix of cars, which drove more favorable remarketing results. The decrease in remarketing volume for the nine months ended September 30, 2019, was primarily due to the wind down of our legacy GM operating lease portfolio. We expect future termination volume to be more consistent with trends experienced during the nine months ended September 30, 2019. For more information on our investment in operating leases, refer to Note 8 to the Condensed Consolidated Financial Statements, and Note 1 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.
Operating Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

September 30,	2019	2018
Sport utility vehicle	59%	56%
Truck	31	31
Car	10	13
Our overall operating lease residual exposure has declined in recent years largely as a result of the runoff of our legacy GM operating lease portfolio, and as a result our exposure to Chrysler vehicles has grown and represented approximately 93% of our operating lease units as of September 30, 2019, as compared to 87% as of September 30, 2018.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
We are currently preparing to implement a new technology platform for our consumer automotive loans and operating leases that will be utilized for customer servicing and financial reporting activities through their full lifecycle. This new platform will replace our existing consumer automotive loan and lease technology platform, and is expected to be implemented within the next six months. While we expect that this new platform will help us continue to expand our technological capabilities, there are inherent risks in implementing any new system such as this. We will continue to evaluate and test the new platform through a series of ongoing assessments until fully implemented.

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

($ in millions)	September 30, 2019	December 31, 2018
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$23,478	$12,849
Liquid cash and equivalents	3,183	4,227
Committed secured credit facilities
Total capacity	2,650	8,600
Outstanding	700	6,665
Unused capacity (a)	1,950	1,935
Total available liquidity	$28,611	$19,011

(a)
Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

In addition, our average Modified Liquidity Coverage Ratio was 124% for the three months ended September 30, 2019, which exceeds the regulatory required minimum of 100%. Refer to Note 16 to the Condensed Consolidated Financial Statements and the section titled Regulation and Supervision in Part I, Item 1 of our 2018 Annual Report on Form 10-K for further discussion of our liquidity requirements.
Recent Funding Developments
During the first nine months of 2019, we accessed the public and private markets to execute secured funding transactions, an unsecured funding transaction, and to manage our committed secured credit facility capacity. Key funding highlights from January 1, 2019, to date were as follows:

•	During the first nine months of 2019, we raised $2.6 billion through securitizations backed by consumer automotive loans.

•	In May 2019, we accessed the unsecured debt capital markets and raised $750 million through the issuance of senior notes.

•
Our total capacity in committed secured credit facilities was reduced by $6.0 billion during the nine months ended September 30, 2019, as we continue to shift our overall funding toward a greater mix of cost-effective deposit funding.

Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	September 30, 2019		December 31, 2018
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Deposits	$119,230	74	$106,178	66
Debt
Secured financings	26,471	17	39,596	25
Institutional term debt	11,822	7	11,760	7
Retail debt programs (a)	2,772	2	2,824	2
Total debt (b)	41,065	26	54,180	34
Total on-balance sheet funding	$160,295	100	$160,358	100

(a)	Includes $271 million and $347 million of retail term notes at September 30, 2019, and December 31, 2018, respectively.

(b)	Includes hedge basis adjustment as described in Note 17 to the Condensed Consolidated Financial Statements.
Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at September 30, 2019.
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
The following table shows Ally Bank’s number of accounts and deposit balances as of the end of each quarter since 2018.

	3rd quarter 2019	2nd quarter 2019	1st quarter 2019	4th quarter 2018	3rd quarter 2018	2nd quarter 2018	1st quarter 2018
Number of retail bank accounts (in thousands)	3,908	3,712	3,503	3,238	3,079	2,947	2,864
Deposits ($ in millions)
Retail	$101,295	$98,600	$95,423	$89,121	$84,629	$81,736	$81,657
Brokered (a)	17,778	17,562	17,734	16,914	16,567	16,839	15,661
Other (b)	157	163	142	143	183	159	128
Total deposits	$119,230	$116,325	$113,299	$106,178	$101,379	$98,734	$97,446

(a)
Brokered deposit balances include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.1 billion as of September 30, 2019, June 30, 2019, March 31, 2019, and December 31, 2018, and $1.2 billion as of the end of each other quarter presented.

(b)	Other deposits include mortgage escrow and other deposits.
During the first nine months of 2019, our total deposit base grew $13.1 billion and we added approximately 292 thousand retail deposit customers, resulting in 1.9 million total retail deposit customers as of September 30, 2019. The recent growth in total deposits has been primarily attributable to our retail deposit portfolio—particularly within our online savings product and retail CDs. Strong retention rates and customer acquisition, reflecting the strength of the brand, continue to drive growth in retail deposits. Refer to Note 11 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
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
During the first nine months of 2019, we raised $2.6 billion through the completion of term securitization transactions backed by consumer automotive loans. Additionally, for consumer automotive loans and operating leases, the term structure of the transaction locks in funding for a specified pool of loans and operating leases, creating an effective tool for managing interest rate and liquidity risk.
We manage securitization execution risk by maintaining a diverse investor base and available capacity from private committed secured credit facilities provided by banks. Our ability to access the unused capacity in these facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. We maintain bilateral facilities, which fund our Automotive Finance operations. The facilities can be revolving in nature—generally having an original tenor ranging from 364 days to two years and allowing for additional funding during the commitment period—or they can be amortizing and not allow for any further funding after the commitment period. At September 30, 2019, all of our $2.7 billion of capacity was revolving and of this balance, $1.7 billion was from facilities with a remaining tenor greater than 364 days.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage and commercial real estate automotive finance receivables and loans. As of September 30, 2019, we had pledged $24.7 billion of assets to the FHLB resulting in $19.0 billion in total funding capacity with $16.5 billion of debt outstanding.
At September 30, 2019, $46.2 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings and repurchase agreements. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $2.5 billion at September 30, 2019. We also have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed-maturity dates and floating-rate notes. There were $271 million of retail term notes outstanding at September 30, 2019. The remainder of our unsecured debt is composed of institutional term debt. In May 2019, we accessed the unsecured debt capital markets and raised $750 million through the issuance of senior notes. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of September 30, 2019, we had $459 million of debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We had assets pledged and restricted as collateral to the FRB totaling $2.4 billion as of September 30, 2019. We had no debt outstanding with the FRB as of September 30, 2019.
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
Net cash provided by operating activities was $3.1 billion and $3.3 billion for the nine months ended September 30, 2019, and 2018, respectively. Activity was largely consistent year-over-year, as cash flows from our consumer and commercial lending activities offset a $105 million increase in net cash outflows associated with originations and purchases of loans held for sale, net of proceeds from sale and repayments.
Net cash used in investing activities was $3.1 billion for the nine months ended September 30, 2019, compared to $8.8 billion for the same period in 2018. The decrease was primarily due to a $5.5 billion net decrease in cash outflows from purchases, sales, originations and repayments of finance receivables and loans, as repayments outpaced originations. This decrease was also driven by a $251 million decrease in proceeds from equity securities, net of purchases. This was partially offset by a $391 million increase in net outflows from purchases of operating lease assets, net of disposals.
Net cash used in financing activities for the nine months ended September 30, 2019, was $1.2 billion, compared to net cash provided by financing activities of $4.9 billion for the same period in 2018. The change was primarily attributable to a $9.3 billion decrease in net cash inflows due to issuance of long-term debt and an increase in net cash outflows related to repayments of long-term debt of $1.1 billion between the two periods. This was partially offset by an increase of $5.0 billion from net cash inflows associated with deposits.
Capital Planning and Stress Tests
Under the final rules implementing the EGRRCP Act, as further described in Note 16 to the Condensed Consolidated Financial Statements, Ally will be (1) subject to supervisory stress testing on a two-year cycle rather than the current one-year cycle, (2) required to continue submitting an annual capital plan to the FRB, (3) allowed to continue excluding accumulated other comprehensive income from regulatory capital, (4) exempted from company-run stress testing, and (5) allowed to remain exempted from the supplementary leverage ratio and the countercyclical capital buffer.
Ally’s annual capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on Ally’s capital. The proposed capital plan must also include a discussion of how Ally, under expected and stressful conditions, will maintain capital commensurate with its risks and above the minimum regulatory capital ratios, and will serve as a source of strength to Ally Bank. The FRB will either object to Ally’s proposed capital plan, in whole or in part, or provide a notice of non-objection. If the FRB objects to the proposed capital plan, or if certain material events occur after approval of the plan, Ally must submit a revised capital plan within 30 days. Even if the FRB does not object to our capital plan,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Ally may be precluded from or limited in paying dividends or other capital distributions without the FRB’s approval under certain circumstances—for example, when we would not meet minimum regulatory capital ratios and capital buffers after giving effect to the distributions.
In October 2019, the FRB noted its intent to propose changes to the capital-plan rule, including for the purpose of providing Category IV firms like Ally with additional flexibility in developing their annual capital plans. At this time, the impacts that such a potential future proposal may have on us are not clear.
The following table presents information related to our common stock and distributions to our common stockholders over the last seven quarters.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2018
First quarter	$185	6,473	437,054	432,691	$0.13
Second quarter	195	7,280	432,691	425,752	0.13
Third quarter	250	9,194	425,752	416,591	0.15
Fourth quarter	309	12,121	416,591	404,900	0.15
2019
First quarter	$211	8,113	404,900	399,761	$0.17
Second quarter	229	7,775	399,761	392,775	0.17
Third quarter	300	9,287	392,775	383,523	0.17

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On October 7, 2019, the Board declared a quarterly cash dividend of $0.17 per share on all common stock, payable on November 15, 2019. Refer to Note 24 to the Condensed Consolidated Financial Statements for further information regarding this common stock dividend.

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
Ally was not required to submit a capital plan to the FRB, participate in the supervisory stress test or CCAR, or conduct company-run stress tests during the 2019 cycle. Instead, our capital actions during this cycle are largely based on the results from our 2018 supervisory stress test. On April 1, 2019, the Board authorized an increase in our stock-repurchase program, permitting us to repurchase up to $1.25 billion of our common stock from time to time from the third quarter of 2019 through the second quarter of 2020, representing a 25% increase over our previously announced program. Additionally, on October 7, 2019, the Board declared a quarterly cash dividend of $0.17 per share of our common stock. Refer to Note 24 to the Condensed Consolidated Financial Statements for further information on the most recent dividend.
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

Rating agency	Short-term	Senior unsecured debt	Outlook	Date of last action
Fitch	F3	BBB-	Stable	August 19, 2019 (a)
Moody’s	Not Prime	Ba2	Stable	February 11, 2019 (b)
S&P	A-3	BBB-	Stable	October 16, 2019 (c)
DBRS	R-3	BBB (Low)	Positive	May 20, 2019 (d)

(a)	Fitch upgraded our senior unsecured debt rating to BBB- from BB+, upgraded our short-term rating to F3 from B, and changed the outlook to Stable from Positive on August 19, 2019.

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

(c)	Standard & Poor’s upgraded our senior unsecured debt rating to BBB- from BB+, upgraded our short-term rating to A-3 from B, and changed the outlook to Stable from Positive on October 16, 2019.

(d)	DBRS affirmed our senior unsecured debt rating of BBB (Low), affirmed our short-term rating of R-3, and changed the outlook to Positive from Stable on May 20, 2019.
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
Insurance Financial Strength Ratings
Substantially all of our Insurance operations have a Financial Strength Rating (FSR) and an Issuer Credit Rating (ICR) from the
A.M. Best Company. The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to policyholders. Lower ratings generally result in fewer opportunities to write business, as insureds, particularly large commercial insureds, and insurance companies purchasing reinsurance have guidelines requiring high FSR ratings. On August 30, 2019, A.M. Best upgraded the FSR for Ally Insurance Group to A- (excellent) from B++ (good), and upgraded the ICR to a- from bbb+. The outlook was revised to Stable from Positive.
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

	2019			2018			Increase (decrease) due to
Three months ended September 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$3,539	$19	2.13%	$3,159	$18	2.26%	$2	$(1)	$1
Investment securities (b)	31,525	221	2.78	26,179	182	2.76	37	2	39
Loans held-for-sale, net	745	8	4.26	318	4	4.99	5	(1)	4
Finance receivables and loans, net (b) (c)	128,799	1,859	5.73	124,986	1,708	5.42	52	99	151
Investment in operating leases, net (d)	8,525	134	6.24	8,634	121	5.56	(2)	15	13
Other earning assets	1,183	16	5.37	1,134	16	5.60	1	(1)	—
Total interest-earning assets	174,316	2,257	5.14	164,410	2,049	4.94			208
Noninterest-bearing cash and cash equivalents	391			502
Other assets	7,012			7,331
Allowance for loan losses	(1,287)			(1,260)
Total assets	$180,432			$170,983
Liabilities and equity
Interest-bearing deposit liabilities (b)	$117,489	$658	2.22%	$99,815	$462	1.84%	$82	$114	$196
Short-term borrowings	5,550	33	2.36	5,531	29	2.08	—	4	4
Long-term debt (b)	36,395	378	4.12	46,967	451	3.81	(102)	29	(73)
Total interest-bearing liabilities	159,434	1,069	2.66	152,313	942	2.45			127
Noninterest-bearing deposit liabilities	149			149
Total funding sources	159,583	1,069	2.66	152,462	942	2.45
Other liabilities	6,468			5,388
Total liabilities	166,051			157,850
Total equity	14,381			13,133
Total liabilities and equity	$180,432			$170,983
Net financing revenue and other interest income		$1,188			$1,107				$81
Net interest spread (e)			2.48%			2.49%
Net yield on interest-earning assets (f)			2.70%			2.67%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

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

(d)
Yield includes gains on the sale of off-lease vehicles of $28 million and $27 million for the three months ended September 30, 2019, and 2018, respectively. Excluding these gains on sale, the annualized yield would be 4.93% and 4.32% for the three months ended September 30, 2019, and 2018, respectively.

(e)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(f)	Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2019			2018			Increase (decrease) due to
Nine months ended September 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$3,846	$63	2.19%	$3,235	$50	2.07%	$9	$4	$13
Investment securities (b)	30,707	670	2.92	25,723	518	2.69	100	52	152
Loans held-for-sale, net	376	13	4.62	251	10	5.33	5	(2)	3
Finance receivables and loans, net (b) (c)	129,138	5,526	5.72	124,005	4,898	5.28	203	425	628
Investment in operating leases, net (d)	8,428	373	5.92	8,615	339	5.26	(7)	41	34
Other earning assets	1,205	51	5.66	1,161	44	5.07	2	5	7
Total interest-earning assets	173,700	6,696	5.15	162,990	5,859	4.81			837
Noninterest-bearing cash and cash equivalents	459			514
Other assets	6,740			7,366
Allowance for loan losses	(1,273)			(1,272)
Total assets	$179,626			$169,598
Liabilities and equity
Interest-bearing deposit liabilities (b)	$113,670	$1,901	2.24%	$97,505	$1,212	1.66%	$201	$488	$689
Short-term borrowings	6,158	114	2.48	7,536	101	1.79	(18)	31	13
Long-term debt (b)	39,649	1,204	4.06	46,107	1,296	3.76	(182)	90	(92)
Total interest-bearing liabilities	159,477	3,219	2.70	151,148	2,609	2.31			610
Noninterest-bearing deposit liabilities	140			130
Total funding sources	159,617	3,219	2.70	151,278	2,609	2.31
Other liabilities	6,167			5,182
Total liabilities	165,784			156,460
Total equity	13,842			13,138
Total liabilities and equity	$179,626			$169,598
Net financing revenue and other interest income		$3,477			$3,250				$227
Net interest spread (e)			2.45%			2.50%
Net yield on interest-earning assets (f)			2.68%			2.67%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

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

(d)
Yield includes gains on the sale of off-lease vehicles of $66 million and $61 million for the nine months ended September 30, 2019, and 2018, respectively. Excluding these gains on sale, the annualized yield would be 4.87% and 4.30% for the nine months ended September 30, 2019, and 2018, respectively.

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2019, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended September 30, 2019.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended September 30, 2019.

Three months ended September 30, 2019	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
July 2019	2,485	$32.44	2,485	$1,169
August 2019	3,919	31.07	3,919	1,048
September 2019	2,883	33.75	2,883	950
Total	9,287	32.27	9,287

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)	Excludes brokerage commissions.

(c)
On April 1, 2019, we announced a common stock-repurchase program of up to $1.25 billion. The program commenced in the third quarter of 2019 and will expire on June 30, 2020. Refer to Note 16 to the Condensed Consolidated Financial Statements for further details.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Ally Financial Inc. • Form 10-Q

Item 6.    Exhibits
The exhibits listed on the following index of exhibits are filed as a part of this report.

Exhibit	Description	Method of Filing

3.1	Amended and Restated Bylaws	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of October 7, 2019, (File No. 1-03754), incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101
The following information from our Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)
Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended September 30, 2019, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of November, 2019.

Ally Financial Inc. (Registrant)

/S/ JENNIFER A. LACLAIR
Jennifer A. LaClair Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller