Form 10-K
period 2019-12-31
Ally Financial Inc.
filed 2020-02-25
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019, or

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
(Zip Code)
(866) 710-4623
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ALLY	NYSE
8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust I	ALLY PRA	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s common stock (Common Stock) held on June 28, 2019 by non-affiliated entities was approximately $12.2 billion (based on the June 28, 2019 closing price of Common Stock of $30.99 per share as reported on the New York Stock Exchange). At February 21, 2020, the number of shares outstanding of the Registrant’s common stock was 375,074,939 shares.
Documents incorporated by reference: portions of the Registrant’s Proxy Statement for the annual meeting of stockholders to be held on April 28, 2020, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13, and 14 of Part III.

INDEX
Ally Financial Inc. • Form 10-K

Part I
Ally Financial Inc. • Form 10-K

Item 1.    Business
Our Business
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, or we, us, or our) is a leading digital financial-services company with $180.6 billion in assets as of December 31, 2019. As a customer-centric company with passionate customer service and innovative financial solutions, we are relentlessly focused on “Doing It Right” and being a trusted financial-services provider to our consumer, commercial, and corporate customers. We are one of the largest full-service automotive-finance operations in the country and offer a wide range of financial services and insurance products to automotive dealerships and consumers. Our award-winning online bank (Ally Bank, Member FDIC and Equal Housing Lender) offers mortgage-lending, personal lending, and a variety of deposit and other banking products, including savings, money-market, and checking accounts, certificates of deposit (CDs), and individual retirement accounts (IRAs). Additionally, we offer securities-brokerage and investment-advisory services through Ally Invest. Our robust corporate-finance business offers capital for equity sponsors and middle-market companies.
We are a Delaware corporation and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956, as amended (BHC Act), and a financial holding company (FHC) under the Gramm-Leach-Bliley Act of 1999, as amended (GLB Act). Our primary business lines are Dealer Financial Services, which is composed of our Automotive Finance and Insurance operations, Mortgage Finance, and Corporate Finance. Corporate and Other primarily consists of centralized corporate treasury activities, the management of our legacy mortgage portfolio, the activity related to Ally Invest and Ally Lending (formerly known as Health Credit Services), and reclassifications and eliminations between the reportable operating segments. Ally Bank’s assets and operating results are included within our Automotive Finance, Mortgage Finance, and Corporate Finance segments, as well as Corporate and Other, based on its underlying business activities. As of December 31, 2019, Ally Bank had total assets of $167.5 billion and total deposits of $120.8 billion.
Our strategic focus is centered around (1) differentiating our company as a relentless ally for the financial well-being of our customers, (2) ongoing optimization of our market lending automotive and insurance business lines, (3) sustained growth in customers and optimization of our deposit funding profile, (4) expanding consumer product offerings, (5) efficient capital deployment and disciplined risk management, and (6) ensuring that our culture remains aligned with a relentless focus on our customers, communities, associates, and stockholders. We seek to extend our leading position in automotive finance in the United States by continuing to provide automotive dealers and their retail customers with premium service, a comprehensive product suite, consistent funding, and competitive pricing—reflecting our commitment to the automotive industry. Within our Automotive Finance and Insurance operations, we are also focused on strengthening our network of dealer relationships and pursuing digital distribution channels for our products and services, including through our operation of a direct-lending platform (Clearlane), our participation in other direct-lending platforms, and our work with dealers innovating in digital transactions—all while maintaining an appropriate level of risk. Within our other banking operations—including Mortgage Finance and Corporate Finance—we seek to expand our consumer and commercial banking products and services while providing a high level of customer service. In 2019, Ally acquired Credit Services Corporation, LLC and its subsidiary, Health Credit Services LLC, which has been renamed Ally Lending and which is strategically exploring ways to expand beyond its historical emphasis on unsecured personal lending for medical procedures and serve as our point-of-sale personal-lending platform more generally. In addition, we continue to focus on delivering significant and sustainable growth in deposit customers and balances while optimizing our cost of funds. At Ally Invest, we seek to augment our securities-brokerage and investment-advisory services to more comprehensively assist our customers in managing their savings and wealth.
Upon launching our first ever enterprise-wide campaign themed “Do It Right,” we introduced a broad audience to our full suite of digital financial services, which emphasizes our relentless customer-centric focus and commitment to constantly create and reinvent our product offerings and digital experiences to meet the needs of consumers. We continue to build on this foundation and invest in enhancing the customer experience with integrated features across product lines on our digital platform. Our expanded product offerings and unique brand are increasingly gaining traction in the marketplace, as demonstrated by industry recognition of our award-winning direct online bank and strong retention rates of our growing customer base.
Unless the context otherwise requires, the following definitions apply. The term “loans” means the following consumer and commercial products associated with our direct and indirect financing activities: loans, retail installment sales contracts, lines of credit, and other financing products excluding operating leases. The term “operating leases” means consumer- and commercial-vehicle lease agreements where Ally is the lessor and where the lessee is generally not obligated to acquire ownership of the vehicle at lease-end or compensate Ally for the vehicle’s residual value. The terms “lend,” “finance,” and “originate” mean our direct extension or origination of loans, our purchase or acquisition of loans, or our purchase of operating leases as applicable. The term “consumer” means all consumer products associated with our loan and operating-lease activities and all commercial retail installment sales contracts. The term “commercial” means all commercial products associated with our loan activities, other than commercial retail installment sales contracts.
For further details and information related to our business segments and the products and services they provide, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in Part II, Item 7 of this report, and Note 26 to the Consolidated Financial Statements.
Industry and Competition
The markets for automotive financing, insurance, banking (including corporate finance, mortgage finance, and point-of-sale personal lending), securities brokerage, and investment-advisory services are highly competitive. We directly compete in the automotive financing

Ally Financial Inc. • Form 10-K

market with banks, credit unions, captive automotive finance companies, and independent finance companies. Our insurance business also faces significant competition from automotive manufacturers, captive automotive finance companies, insurance carriers, third-party administrators, brokers, and other insurance-related companies. Some of these competitors in automotive financing and insurance, such as captive automotive finance companies, have certain exclusivity privileges with automotive manufacturers whose customers and dealers make up a significant portion of our customer base. In addition, our banking, securities brokerage, and investment-advisory businesses face intense competition from banks, savings associations, finance companies, credit unions, mutual funds, investment advisers, asset managers, brokerage firms, hedge funds, insurance companies, mortgage-banking companies, and credit card companies. Financial-technology (fintech) companies compete with us directly, and also have been partnering more often with financial services providers to compete against us in lending and other markets. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have significantly greater scale, financial and operational resources, investment capacity, and brand recognition as well as lower cost structures, substantially lower costs of capital, and less reliance on securitization, unsecured debt, and other capital markets. Our competitors may be subject to different and, in some cases, less stringent legislative, regulatory, and supervisory regimes than we are. A range of competitors differ from us in their strategic and tactical priorities and, for example, may be willing to suffer meaningful financial losses in the pursuit of disruptive innovation or to accept more aggressive business, compliance, and other risks in the pursuit of higher returns. Competition affects every aspect of our business, including product and service offerings, rates, pricing and fees, and customer service. Successfully competing in our markets also depends on our ability to innovate, to invest in technology and infrastructure, to maintain and enhance our reputation, and to attract, retain, and motivate talented employees, all the while effectively managing risks and expenses. We expect that competition will only intensify in the future.
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
Bank Holding Company, Financial Holding Company, and Depository Institution Status
Ally and IB Finance Holding Company, LLC, a Delaware limited liability company (IB Finance), are BHCs under the BHC Act. Ally is also an FHC under the GLB Act. IB Finance is a direct subsidiary of Ally and the direct parent of Ally Bank, which is a commercial bank that is organized under the laws of the State of Utah and whose deposits are insured by the FDIC under the Federal Deposit Insurance Act (FDI Act). As BHCs, Ally and IB Finance are subject to regulation, supervision, and examination by the FRB. Ally Bank is a member of the Federal Reserve System and is subject to regulation, supervision, and examination by the FRB and the UDFI.

•
Permitted Activities — Under the BHC Act, BHCs and their subsidiaries are generally limited to the business of banking and to closely related activities that are incident to banking. The GLB Act amended the BHC Act and created a regulatory framework for FHCs, which are BHCs that meet certain qualifications and elect FHC status. FHCs, directly or indirectly through their nonbank subsidiaries, are generally permitted to engage in a broader range of financial and related activities than those that are permissible for BHCs—for example, (1) underwriting, dealing in, and making a market in securities; (2) providing financial, investment, and economic advisory services; (3) underwriting insurance; and (4) merchant banking activities. The FRB regulates, supervises, and examines FHCs, as it does all BHCs, but insurance and securities activities conducted by an FHC or any of its nonbank subsidiaries are also regulated, supervised, and examined by functional regulators such as state insurance commissioners, the SEC, or FINRA. Ally’s status as an FHC allows us to provide insurance products and services, to deliver our SmartAuction finder services and a number of related vehicle-remarketing services for third parties, and to offer a range of brokerage and advisory services. To remain eligible to conduct these broader financial and related activities, Ally and Ally Bank must remain “well-capitalized” and “well-

Ally Financial Inc. • Form 10-K

managed,” in each case as defined under applicable law. Refer to Note 20 to the Consolidated Financial Statements and the section below titled Basel Capital Frameworks for additional information. In addition, our ability to expand these financial and related activities or to make acquisitions generally requires that we achieve a rating of satisfactory or better under the Community Reinvestment Act (CRA).
Further, under the BHC Act, we may be subject to approvals, conditions, and other restrictions when seeking to acquire control over another entity or its assets. For this purpose, “control” includes (a) directly or indirectly owning, controlling, or holding the power to vote 25% or more of any class of the entity’s voting securities, (b) controlling in any manner the election of a majority of the entity’s directors, trustees, or individuals performing similar functions, or (c) directly or indirectly exercising a controlling influence over the management or policies of the entity. Under rules of the FRB, whether Ally is presumed to have a “controlling influence” over an entity is determined by applying a framework of tiered presumptions of control that are based on the percentage of a class of voting securities held by Ally and nine other relationships with the entity. For example, Ally would be presumed to have such a controlling influence with less than 5% of a class of voting securities and any of the following: a management agreement with the entity, one-half or more of the directors on the entity’s board, or one-third or more of the total equity in the entity.

•
Enhanced Prudential Standards — Ally is currently subject to enhanced prudential standards that have been established by the FRB under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). In May 2018, targeted amendments to the Dodd-Frank Act and other financial-services laws were enacted through the Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCP Act), including amendments that affect whether and, if so, how the FRB applies enhanced prudential standards to BHCs like us with $100 billion or more but less than $250 billion in total consolidated assets. In October 2019, the FRB and other U.S. banking agencies issued final rules implementing these amendments. The final rules establish four risk-based categories of prudential standards and capital and liquidity requirements for banking organizations with $100 billion or more in total consolidated assets. The most stringent standards and requirements apply to U.S. global systemically important BHCs, which are assigned to Category I. The assignment of other banking organizations to the remaining three categories is based on measures of size and four other risk-based indicators: cross-jurisdictional activity, weighted short-term wholesale funding (wSTWF), nonbank assets, and off-balance-sheet exposure. Under the final rules, Ally is designated as a Category IV firm and, as such, is (1) made subject to supervisory stress testing on a two-year cycle rather than the previously required one-year cycle, (2) required to continue submitting an annual capital plan to the FRB, (3) allowed to continue excluding accumulated other comprehensive income (AOCI) from regulatory capital, (4) required to continue maintaining a buffer of unencumbered highly liquid assets to meet projected net stressed cash outflows over a 30-day planning horizon, (5) required to conduct liquidity stress tests on a quarterly basis rather than the previously required monthly basis, (6) allowed to engage in more tailored liquidity risk management, including monthly rather than weekly calculations of collateral positions, the elimination of limits for activities that are not relevant to the firm, and fewer required elements of monitoring of intraday liquidity exposures, (7) exempted from company-run capital stress testing, (8) exempted from the modified liquidity coverage ratio (LCR) and the proposed modified net stable funding ratio provided that wSTWF remains under $50 billion, and (9) allowed to remain exempted from the supplementary leverage ratio, the countercyclical capital buffer, and single-counterparty credit limits. The final rules went in effect on December 31, 2019.

•
Capital Adequacy Requirements — Ally and Ally Bank are subject to various capital adequacy requirements. Refer to Note 20 to the Consolidated Financial Statements and the section below titled Basel Capital Frameworks for additional information.

•
Capital Planning and Stress Tests — Under the final rules described earlier in Enhanced Prudential Standards, Ally is (1) made subject to supervisory stress testing on a two-year cycle rather than the previously required one-year cycle, (2) required to continue submitting an annual capital plan to the FRB, (3) allowed to continue excluding AOCI from regulatory capital, (4) exempted from company-run capital stress testing, and (5) allowed to remain exempted from the supplementary leverage ratio and the countercyclical capital buffer. Ally’s annual capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on our capital. The plan must also include a discussion of how Ally, under expected and stressful conditions, will maintain capital commensurate with its risks and above the minimum regulatory capital ratios and will serve as a source of strength to Ally Bank. The FRB will either object to the plan, in whole or in part, or provide a notice of non-objection. If the FRB objects to the plan, or if certain material events occur after submission of the plan, Ally must submit a revised plan to the FRB within 30 days.

We received a non-objection to our 2018 capital plan in June 2018. We were not required to submit an annual capital plan to the FRB, participate in the supervisory stress test or the Comprehensive Capital Analysis and Review (CCAR), or conduct company-run capital stress tests during the 2019 cycle. Instead, our capital actions during this cycle were largely based on the results from our 2018 supervisory stress test.

•
Resolution Planning — Under rules of the FDIC, Ally Bank is required to periodically submit to the FDIC a resolution plan (commonly known as a living will) that would enable the FDIC, as receiver, to resolve Ally Bank in the event of its insolvency under the FDI Act in a manner that ensures that depositors receive access to their insured deposits within one business day of Ally Bank’s failure (two business days if the failure occurs on a day other than Friday), maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by the creditors in the resolution. If the FDIC

Ally Financial Inc. • Form 10-K

determines that the resolution plan is not credible and the deficiencies are not adequately remedied in a timely manner, the FDIC may take formal or informal supervisory, enforcement, and other actions against us. Ally Bank submitted its most recent resolution plan on July 1, 2018. In April 2019, the FDIC issued an advance notice of proposed rulemaking seeking comment on ways to tailor and improve its resolution-planning rules and, at the same time, delayed the next round of resolution-plan submissions until the rulemaking process has been completed. Under the final rules described earlier in Enhanced Prudential Standards, Ally is no longer required to submit to the FRB and the FDIC a plan for the rapid and orderly resolution of Ally and its significant legal entities under the U.S. Bankruptcy Code and other applicable insolvency laws in the event of future material financial distress or failure.

•
Limitations on Bank and BHC Dividends and Other Capital Distributions — Federal and Utah law place a number of conditions, limits, and other restrictions on dividends and other capital distributions that may be paid by Ally Bank to IB Finance and thus indirectly to Ally. In addition, even if the FRB does not object to our capital plan, Ally and IB Finance may be precluded from or limited in paying dividends or other capital distributions without the FRB’s approval under certain circumstances—for example, if Ally or IB Finance were to not meet minimum regulatory capital ratios after giving effect to the distributions. FRB supervisory guidance also directs BHCs like us to consult with the FRB prior to increasing dividends, implementing common-stock-repurchase programs, or redeeming or repurchasing capital instruments. Further, the U.S. banking agencies are authorized to prohibit an insured depository institution, like Ally Bank, or a BHC, like Ally, from engaging in unsafe or unsound banking practices and, depending upon the circumstances, could find that paying a dividend or other capital distribution would constitute an unsafe or unsound banking practice. On April 1, 2019, our Board of Directors authorized an increase in our stock-repurchase program, permitting us to repurchase up to $1.25 billion of our common stock from time to time from the third quarter of 2019 through the second quarter of 2020. For additional information on our capital actions, including our stock-repurchase program and dividends on our common stock, refer to Note 20 to the Consolidated Financial Statements. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, regulatory considerations, any accounting standards that affect capital or liquidity (including Accounting Standards Update 2016-13, Financial Instruments - Credit Losses), financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be suspended at any time.

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
The Dodd-Frank Act tightened the Affiliate Transaction Restrictions in a number of ways. For example, the definition of covered transactions was expanded to include credit exposures arising from derivative transactions, securities lending and borrowing transactions, and the acceptance of affiliate-issued debt obligations (other than securities) as collateral. For a credit transaction that must be collateralized, the Dodd-Frank Act also requires that collateral be maintained at all times while the credit extension or credit exposure remains outstanding and places additional limits on acceptable collateral.

•
Source of Strength — The Dodd-Frank Act codified the FRB’s policy requiring a BHC, like Ally, to serve as a source of financial strength for a depository-institution subsidiary, like Ally Bank, and to commit resources to support the subsidiary in circumstances when Ally might not otherwise elect to do so. The functional regulator of any nonbank subsidiary of Ally, however, may prevent that subsidiary from directly or indirectly contributing its financial support, and if that were to preclude Ally from serving as an adequate source of financial strength, the FRB may instead require the divestiture of Ally Bank and impose operating restrictions pending such a divestiture.

•
Single-Point-of-Entry Resolution Authority — Under the Dodd-Frank Act, a BHC whose failure would have serious adverse effects on the financial stability of the United States may be subjected to an FDIC-administered resolution regime called the orderly liquidation authority as an alternative to bankruptcy. If Ally were to be placed into receivership under the orderly liquidation authority, the FDIC as receiver would have considerable rights and powers in liquidating and winding up Ally, including the ability to assign assets and liabilities without the need for creditor consent or prior court review and the ability to differentiate and determine priority among creditors. In doing so, moreover, the FDIC’s primary goal would be a liquidation that mitigates risk to the

Ally Financial Inc. • Form 10-K

financial stability of the United States and that minimizes moral hazard. Under the FDIC’s proposed single-point-of-entry strategy for the resolution of a systemically important financial institution under the orderly liquidation authority, the FDIC would place the top-tier U.S. holding company in receivership, keep its operating subsidiaries open and out of insolvency proceedings by transferring them to a new bridge holding company, impose losses on the stockholders and creditors of the holding company in receivership according to their statutory order of priority, and address the problems that led to the institution’s failure.

•
Enforcement Authority — The FRB possesses extensive authorities and powers to regulate and supervise the conduct of Ally’s businesses and operations. If the FRB were to take the position that Ally or any of its subsidiaries have violated any law or commitment or engaged in any unsafe or unsound practice, formal or informal enforcement and other supervisory actions could be taken by the FRB against Ally, its subsidiaries, and institution-affiliated parties (such as directors, officers, and agents). The UDFI and the FDIC have similarly expansive authorities and powers over Ally Bank and its subsidiaries. For example, any of these governmental authorities could order us to cease and desist from engaging in specified activities or practices or could affirmatively compel us to correct specified violations or practices. Some or all of these government authorities also would have the power, as applicable, to issue administrative orders against us that can be judicially enforced, to direct us to increase capital and liquidity, to limit our dividends and other capital distributions, to restrict or redirect the growth of our assets, businesses, and operations, to assess civil money penalties against us, to remove our officers and directors, to require the divestiture or the retention of assets or entities, to terminate deposit insurance, or to force us into bankruptcy, conservatorship, or receivership. These actions could directly affect not only Ally, its subsidiaries, and institution-affiliated parties but also Ally’s counterparties, stockholders, and creditors and its commitments, arrangements, and other dealings with them.

In addition, the CFPB has broad authorities and powers to enforce federal consumer-protection laws involving financial products and services. The CFPB has exercised these authorities and powers through public enforcement actions, lawsuits, and consent orders and through nonpublic enforcement actions. In doing so, the CFPB has generally sought remediation of harm alleged to have been suffered by consumers, civil money penalties, and changes in practices and other conduct.
The SEC, FINRA, the Department of Justice, state attorneys general, and other domestic or foreign governmental authorities also have an array of means at their disposal to regulate and enforce matters within their jurisdiction that could impact Ally’s businesses and operations.
Basel Capital Framework
The FRB and other U.S. banking agencies have adopted risk-based and leverage capital standards that establish minimum capital-to-asset ratios for BHCs, like Ally, and depository institutions, like Ally Bank.
The risk-based capital ratios are based on a banking organization’s risk-weighted assets (RWAs), which are generally determined under the standardized approach applicable to Ally and Ally Bank by (1) assigning on-balance-sheet exposures to broad risk-weight categories according to the counterparty or, if relevant, the guarantor or collateral (with higher risk weights assigned to categories of exposures perceived as representing greater risk), and (2) multiplying off-balance-sheet exposures by specified credit conversion factors to calculate credit equivalent amounts and assigning those credit equivalent amounts to the relevant risk-weight categories. The leverage ratio, in contrast, is based on an institution’s average unweighted on-balance-sheet exposures.
In December 2010, the Basel Committee on Banking Supervision (Basel Committee) reached an agreement on the global Basel III capital framework, which was designed to increase the quality and quantity of regulatory capital by introducing new risk-based and leverage capital standards. In July 2013, the U.S. banking agencies finalized rules implementing the Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act (U.S. Basel III). U.S. Basel III represents a substantial revision to the previously effective regulatory capital standards for U.S. banking organizations. We became subject to U.S. Basel III on January 1, 2015, although a number of its provisions—including capital buffers and certain regulatory capital deductions—were subject to a phase-in period through December 31, 2018.
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
U.S. Basel III also revised the eligibility criteria for regulatory capital instruments and provides for the phase-out of instruments that had previously been recognized as capital but that do not satisfy these criteria. For example, subject to certain exceptions (such as certain debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other hybrid securities were excluded from a BHC’s Tier 1 capital as of January 1, 2016. Also, subject to a phase-in schedule, certain items are deducted from Common Equity Tier 1 capital under U.S. Basel III that had not previously been deducted from regulatory capital, and certain other deductions from regulatory capital have been modified. Among other things, U.S. Basel III requires significant investments in the common stock of unconsolidated financial institutions, mortgage servicing assets (MSAs), and certain deferred tax assets (DTAs) that exceed specified individual and aggregate thresholds to be deducted from Common Equity Tier 1 capital. U.S. Basel III also revised the standardized approach

Ally Financial Inc. • Form 10-K

for calculating RWAs by, among other things, modifying certain risk weights and the methods for calculating RWAs for certain types of assets and exposures.
In July 2019, the FRB and other U.S. banking agencies issued a final rule to simplify the capital treatment for MSAs, certain DTAs, and investments in the capital instruments of unconsolidated financial institutions (collectively, threshold items). Under the current capital rule, a banking organization must deduct from capital amounts of threshold items that individually exceed 10% of Common Equity Tier 1 capital. The aggregate amount of threshold items not deducted under the 10% threshold deduction but that nonetheless exceeds 15% of Common Equity Tier 1 capital minus certain deductions from and adjustments to Common Equity Tier 1 capital must also be deducted. Any amount of these MSAs and certain DTAs not deducted from Common Equity Tier 1 capital are currently risk weighted at 100%. The final rule removes the individual and aggregate deduction thresholds for threshold items and adopts a single 25% Common Equity Tier 1 capital deduction threshold for each item individually, and requires that any of the threshold items not deducted be risk weighted at 250%. The final rule also simplifies the calculation methodology for minority interests. These provisions will take effect for us on April 1, 2020. We do not expect these provisions to have a significant impact on our capital position.
Ally and Ally Bank are subject to the U.S. Basel III standardized approach for counterparty credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities.
The capital-to-asset ratios play a central role in prompt corrective action (PCA), which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. While BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. In addition, under FDICIA, only well-capitalized and adequately capitalized institutions may accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. At December 31, 2019, Ally Bank was well capitalized under the PCA framework.
At December 31, 2019, Ally and Ally Bank were in compliance with their regulatory capital requirements. For an additional discussion of capital adequacy requirements, refer to Note 20 to the Consolidated Financial Statements.
The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (CECL), which is further described in Note 1 to the Consolidated Financial Statements. CECL introduces a new accounting model to measure credit losses for financial assets measured at amortized cost, which includes the vast majority of our finance receivables and loan portfolio. Under CECL, credit losses for each of these financial assets are measured based on the total current expected credit losses over the life of the financial asset or group of financial assets. In effect, this means that the financial asset or group of financial assets are presented at the net amount expected to ever be collected. CECL represents a significant departure from existing accounting principles generally accepted in the United States (GAAP), which currently provide for credit losses on these financial assets to be measured as they are incurred. CECL became effective for us on January 1, 2020, and substantially increased our allowance for loan losses with a resulting negative day-one adjustment to equity. In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including Ally, the option to phase in the day-one impact of CECL. For regulatory capital purposes, this permitted us to phase in 25% of the capital impact of CECL on January 1, 2020, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2023. In addition, the FRB announced that, in order to reduce uncertainty, the FRB will maintain its current modeling framework for the allowance for loan losses in supervisory stress tests through the 2021 cycle.
Prompted by the enactment of the EGRRCP Act, the FRB and other U.S. banking agencies issued final rules that establish risk-based categories for determining capital and liquidity requirements that apply to large U.S. banking organizations. Refer to Holding Company, Financial Holding Company, and Depository Institution Status earlier in this section. In April 2018, the FRB issued a proposal to more closely align forward-looking stress testing results with the FRB’s non-stress regulatory capital requirements for large U.S. banking organizations. The proposal would introduce a stress capital buffer based on firm-specific stress test performance, which would effectively replace the non-stress capital conservation buffer. The proposal would also make several changes to the CCAR process, such as eliminating the CCAR quantitative objection, narrowing the set of planned capital actions assumed to occur in the stress scenario, and eliminating the 30% dividend payout ratio as a criterion for heightened scrutiny of a firm’s capital plan. In December 2017, the Basel Committee approved revisions to the global Basel III capital framework (commonly known as Basel IV), many of which—if adopted in the United States—could heighten regulatory capital standards. At this time, how the FRB proposal and the Basel Committee revisions will be harmonized and finalized in the United States is not clear or predictable.
Insured Depository Institution Status
Ally Bank is an insured depository institution and, as such, is required to file periodic reports with the FDIC about its financial condition. Total assets of Ally Bank were $167.5 billion and $159.0 billion at December 31, 2019, and 2018, respectively.

Ally Financial Inc. • Form 10-K

Ally Bank’s deposits are insured by the FDIC in the standard insurance amounts per depositor for each account ownership category as prescribed by the FDI Act. Deposit insurance is funded through assessments on Ally Bank and other insured depository institutions, and the FDIC may take action to increase insurance premiums if the DIF is not funded to its regulatory-mandated Designated Reserve Ratio (DRR). Currently, the FDIC is required to achieve a DRR of 1.35% by September 30, 2020, and has established a target DRR of 2.0%. Under the Dodd-Frank Act, the FDIC assesses premiums from each institution based on its average consolidated total assets minus its average tangible equity, while utilizing a scorecard method to determine each institution’s risk to the DIF. The Dodd-Frank Act also requires the FDIC, in setting assessments, to offset the effect of increasing its reserve for the DIF on institutions with consolidated total assets of less than $10 billion. To achieve the mandated DRR consistent with these provisions of the Dodd-Frank Act, the FDIC implemented a rule in 2016 imposing a surcharge of 4.5 basis points on all insured depository institutions with consolidated total assets of $10 billion or more in addition to their regular assessments. Under the rule, the surcharge would cease once a DRR of 1.35% had been achieved or on December 31, 2018, whichever came first. On September 30, 2018, the DRR reached 1.36%, and the surcharge was eliminated.
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
Investments in Ally
Because Ally Bank is an insured depository institution and Ally and IB Finance are BHCs, direct or indirect control of us—whether through the ownership of voting securities, influence over management or policies, or other means—is subject to approvals, conditions, and other restrictions under federal and state laws. Refer to Bank Holding Company, Financial Holding Company, and Depository Institution Status earlier in this section. These laws may differ in their purposes, definitions and presumptions of control, and restrictions, which for example is the case for the BHC Act and the Change in Bank Control Act. Investors are responsible for ensuring that they do not, directly or indirectly, acquire control of us in contravention of these laws.
Asset-Backed Securitizations
Section 941 of the Dodd-Frank Act requires securitizers of different types of asset-backed securitizations, including transactions backed by residential mortgages, commercial mortgages, and commercial, credit card, and automotive loans, to retain no less than five percent of the credit risk of the assets being securitized, subject to specified exceptions. Federal regulatory agencies issued final rules implementing this risk-retention requirement in October 2014, with compliance required for residential-mortgage securitizations beginning December 24, 2015, and for other securitizations beginning December 24, 2016.
Automotive Finance
In March 2013, the CFPB issued guidance about compliance with the fair-lending requirements of the Equal Credit Opportunity Act and Regulation B. The guidance was specific to the practice of indirect automotive finance companies purchasing financing contracts executed between dealers and consumers and paying dealers for the contracts at a discount below the rates dealers charge consumers. In December 2017, the Government Accountability Office determined that the CFPB’s guidance constituted a rule under the Congressional Review Act. In May 2018, the guidance was disapproved and nullified under the Congressional Review Act by a joint resolution adopted by Congress and signed by the President.
Insurance Companies
Some of our insurance operations—including in the United States, Canada, and Bermuda—are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions under applicable state and foreign insurance laws, and the rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under various state and foreign insurance laws, dividend distributions may be made only from statutory unassigned surplus with approvals required from the regulatory authorities for dividends in excess of certain statutory limitations. Our insurance operations are also subject to applicable state and foreign laws generally governing insurance companies, as well as laws addressing products that are not regulated as insurance, such as vehicle service contracts (VSCs) and guaranteed asset protection (GAP) waivers.
Mortgage Finance
Our mortgage business is subject to extensive federal, state, and local laws, including related judicial and administrative decisions. These laws, among other things, impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged; regulate the use of credit reports and the reporting of credit information; impose underwriting requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices,

Ally Financial Inc. • Form 10-K

including in connection with assessments, collection and foreclosure activities, claims handling, and investment and interest payments on escrow accounts.
Through our direct-to-consumer mortgage offering, we offer a variety of jumbo and conforming fixed- and adjustable-rate mortgage products with the assistance of a third-party fulfillment provider. Jumbo mortgage loans are generally held on our balance sheet and are accounted for as held-for-investment. Conforming mortgage loans are generally originated as held-for-sale and then sold to the fulfillment provider, which in turn may sell the loans to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or other participants in the secondary mortgage market. The nature and dynamics of this market, however, continue to evolve in ways that are often neither clear nor predictable. For example, Fannie Mae and Freddie Mac have been in conservatorship since September 2008. While the Federal Housing Finance Agency has published and pursued strategic goals for these government-sponsored enterprises during the conservatorship, their role in the market remains subject to uncertainty. Relatedly, during this same period, Congress has debated comprehensive housing-finance reform, but proposed legislation has yet to be meaningfully advanced.
Ally Invest Subsidiaries
Ally Invest Securities LLC (Ally Invest Securities) is registered as a securities broker-dealer with the SEC and in all 50 states, the District of Columbia, and Puerto Rico, is registered with the Municipal Securities Rulemaking Board as a municipal securities broker-dealer, and is a member of FINRA, Securities Investor Protection Corporation (SIPC), and various other SROs, including Cboe, NYSE Arca, and Nasdaq Stock Market. As a result, Ally Invest Securities and its personnel are subject to extensive requirements under the Securities Exchange Act of 1934, as amended (Exchange Act), SEC regulations, SRO rules, and state laws, which collectively cover all aspects of the firm’s securities activities—including sales and trading practices, capital adequacy, recordkeeping, privacy, anti-money laundering, financial and other reporting, supervision, misuse of material nonpublic information, conduct of its business in accordance with just and equitable principles of trade, and personnel qualifications. The firm operates as an introducing broker and clears all transactions, including all customer transactions, through a third-party clearing broker-dealer on a fully disclosed basis.
Ally Invest Forex LLC (Ally Invest Forex) is registered with the U.S. Commodity Futures Trading Commission (CFTC) as an introducing broker and is a member of the National Futures Association (NFA), which is the primary SRO for the U.S. futures industry. The firm is subject to similarly expansive requirements under the Commodity Exchange Act, CFTC and NFA rules governing introducing brokers and their personnel, and CFTC retail forex rules.
Ally Invest Advisors Inc. (Ally Invest Advisors) is registered as an investment adviser with the SEC. As a result, the firm is subject to a host of requirements governing investment advisers and their personnel under the Investment Advisers Act of 1940, as amended, and related rules and regulations, including certain fiduciary and other obligations with respect to its relationships with its investment advisory clients.
Regulators conduct periodic examinations of Ally Invest Securities, Ally Invest Forex, and Ally Invest Advisors and regularly review reports that the firms are required to submit on an ongoing basis. Violations of relevant regulatory requirements could result in adverse consequences for the firms and their personnel, including censure, penalties and fines, the issuance of cease-and-desist orders, and restriction, suspension or expulsion from the securities industry.
Other Laws
Ally is subject to numerous federal, state, and local statutes, regulations, and other laws, and the possibility of violating applicable law presents ongoing compliance, operational, reputation, and other risks to Ally. Some of the other more significant laws to which we are subject include:

•
Privacy and Data Security — The GLB Act and related regulations impose obligations on financial institutions to safeguard specified consumer information maintained by them, to provide notice of their privacy practices to consumers in specified circumstances, and to allow consumers to opt out of specified kinds of information sharing with unaffiliated parties. Related regulatory guidance also directs financial institutions to notify consumers in specified cases of unauthorized access to sensitive consumer information. In addition, most states have enacted laws requiring notice of specified cases of unauthorized access to information. In February 2017, the NYDFS adopted expansive cybersecurity regulations that require regulated entities to establish cybersecurity programs and policies, to designate chief information security officers, to comply with notice and reporting obligations, and to take other actions in connection with the security of their information. On January 1, 2020, a comprehensive privacy law went into effect in the State of California, requiring regulated entities to establish measures to identify, manage, secure, track, produce, and delete personal information.

•
Volcker Rule — Under the Dodd-Frank Act and implementing regulations of the CFTC, the FDIC, the FRB, the Office of the Comptroller of the Currency, and the SEC (collectively, the Volcker Rule), insured depository institutions and their affiliates are prohibited from (1) engaging in “proprietary trading,” and (2) investing in or sponsoring certain types of funds (covered funds) subject to limited exceptions. The final rules contain exemptions for market-making, hedging, underwriting, and trading in U.S. government and agency obligations and also permit the retention of ownership interests in certain types of funds and the offering and sponsoring of funds under certain conditions. In early 2017, the FRB granted us a five-year extension to conform with requirements related to certain covered fund activities. In late 2019, the regulatory agencies amended the Volcker Rule to simplify and streamline compliance requirements for firms that do not have significant trading activity, such as Ally.

Ally Financial Inc. • Form 10-K

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

•
Truth in Lending Act — The Truth in Lending Act (TILA) and Regulation Z, which implements TILA, require lenders to provide borrowers with uniform, understandable information about the terms and conditions in certain credit transactions. These rules apply to Ally and its subsidiaries when they extend credit to consumers and require, in the case of certain loans, conspicuous disclosure of the finance charge and annual percentage rate, as applicable. In addition, if an advertisement for credit states specific credit terms, Regulation Z requires that the advertisement state only those terms that actually are or will be arranged or offered by the creditor together with specified notices. The CFPB in recent years has issued substantial amendments to the mortgage requirements under Regulation Z, and additional changes are likely in the future. Amendments to Regulation Z and Regulation X, which implements the Real Estate Settlement Procedures Act, require integrated mortgage loan disclosures to be provided for applications received on or after October 3, 2015.

•
Sarbanes-Oxley Act — The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate-governance and accounting measures designed to improve the accuracy, reliability, and transparency of corporate financial reporting and disclosures and to reinforce the importance of corporate ethical standards. Among other things, this law provided for (1) the creation of an independent accounting oversight board; (2) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (3) additional corporate governance and responsibility measures including the requirement that the principal executive and financial officers certify financial statements; (4) the potential forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the 12 month period following initial publication of any financial statements that later require restatement; (5) an increase in the oversight and enhancement of certain requirements relating to audit committees and how they interact with the independent auditors; (6) requirements that audit committee members must be independent and are barred from accepting consulting, advisory, or other compensatory fees from the issuer; (7) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as defined by the SEC) and, if not, why the audit committee does not have a financial expert; (8) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, on nonpreferential terms and in compliance with other bank regulatory requirements; (9) disclosure of a code of ethics; (10) requirements that management assess the effectiveness of internal control over financial reporting and that the independent registered public accounting firm attest to the assessment; and (11) a range of enhanced penalties for fraud and other violations.

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

•
Community Reinvestment Act — Under the CRA, a bank has a continuing and affirmative obligation, consistent with the safe and sound operation of the institution, to help meet the credit needs of its entire community, including low- and moderate-income persons and neighborhoods. While the CRA does not establish specific lending requirements or programs, banks are rated on their performance in meeting the needs of their communities. In its most recent performance evaluation in 2017, Ally Bank received an “Outstanding” rating. In January 2020, Ally Bank began operating under a new three-year CRA strategic plan approved by the FRB. Failure by Ally Bank to maintain a “Satisfactory” or better rating under the CRA may adversely affect our ability to expand our financial and related activities as an FHC or make acquisitions. Refer to Bank Holding Company, Financial Holding Company, and Depository Institution Status earlier in this section.

Employees
We had approximately 8,700 and 8,200 employees at December 31, 2019, and 2018, respectively.

Ally Financial Inc. • Form 10-K

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
We are subject to extensive regulatory frameworks and to direct supervision and periodic examinations by various governmental agencies and industry SROs that are charged with overseeing the kinds of business activities in which we engage. This regulatory and supervisory oversight is designed to protect public and private interests—such as macroeconomic policy objectives, financial-market stability and liquidity, and the confidence and security of depositors—that may not always be aligned with those of our stockholders or non-deposit creditors. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. In the last decade, governmental scrutiny of the financial-services industry has intensified, fundamental changes have been made to the banking, securities, and other laws that govern financial services, and a multitude of related business practices have been altered. While the scope, intensity, and focus of governmental oversight can vary from time to time, we expect to continue devoting substantial time and resources to risk management, compliance, regulatory-change management, and cybersecurity and other technology initiatives, each of which may adversely affect our ability to operate profitably or to pursue advantageous business opportunities.
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
In connection with their continuous supervision and examinations of us, the FRB, the UDFI, the CFPB, the SEC, FINRA, the NYDFS, or other regulatory agencies may require changes in our business or operations. Such a requirement may be judicially enforceable or impractical for us to contest, and if we are unable to comply with the requirement in a timely and effective manner, we could become subject to formal or informal enforcement and other supervisory actions, including memoranda of understanding, written agreements, cease-and-desist orders, and prompt-corrective-action or safety-and-soundness directives. Supervisory actions could entail significant restrictions on our existing business, our ability to develop new business, our flexibility in conducting operations, and our ability to pay dividends or utilize capital. Enforcement and other supervisory actions also may result in the imposition of civil monetary penalties or injunctions, related litigation by private plaintiffs, damage to our reputation, and a loss of customer or investor confidence. We could be required as well to dispose of specified assets and liabilities within a prescribed period of time. As a result, any enforcement or other supervisory action could have an adverse effect on our business, financial condition, results of operations, and prospects.
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
A primary component of our business strategy is the continued growth of Ally Bank, which is a direct bank with no branch network. This growth includes expanding our consumer and commercial lending and increasing our deposit customers and balances while optimizing our cost of funds. If regulatory agencies raise concerns about any aspect of our business strategy for Ally Bank or the way in which we implement it, we may be obliged to limit or even reverse the growth of Ally Bank or otherwise alter our strategy, which could have an adverse effect on

Ally Financial Inc. • Form 10-K

our business, financial condition, results of operations, or prospects. In addition, if we are compelled to retain or shift any of our business activities in or to nonbank affiliates, our funding costs for those activities—such as unsecured funding in the capital markets—could be more expensive than our cost of funds at Ally Bank.
We are subject to stress tests, capital and liquidity planning, and other enhanced prudential standards, which impose significant restrictions and costly requirements on our business and operations.
We are currently subject to enhanced prudential standards that have been established by the FRB, as required or authorized under the Dodd-Frank Act. In May 2018, targeted amendments to the Dodd-Frank Act and other financial-services laws were enacted through the EGRRCP Act, including amendments that affect whether and, if so, how the FRB applies enhanced prudential standards to BHCs like us with $100 billion or more but less than $250 billion in total consolidated assets. In October 2019, the FRB and other U.S. banking agencies issued final rules implementing these amendments, which became effective on December 31, 2019. The final rules establish four risk-based categories of prudential standards and capital and liquidity requirements for banking organizations with $100 billion or more in total consolidated assets. The most stringent standards and requirements apply to U.S. global systemically important BHCs, which are assigned to Category I. The assignment of other banking organizations to the remaining three categories is based on measures of size and four other risk-based indicators. Under the final rules, Ally is designated as a Category IV firm and, as such, is made subject to supervisory stress testing on a two-year cycle, and is required to submit an annual capital plan to the FRB. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. The FRB will either object to the plan, in whole or in part, or provide a notice of non-objection. The failure to receive a notice of non-objection from the FRB—whether due to how well our business and operations are forecasted to perform, how capably we execute our capital-planning process, how acutely the FRB projects severely adverse conditions to be, or otherwise—may prohibit us from paying dividends, repurchasing our common stock, or making other capital distributions, may compel us to issue capital instruments that could be dilutive to stockholders, may prevent us from maintaining or expanding lending or other business activities, or may damage our reputation and result in a loss of customer or investor confidence.
Further, we may be required to raise capital if we are at risk of failing to satisfy our minimum regulatory capital ratios or related supervisory requirements, whether due to inadequate operating results that erode capital, future growth that outpaces the accumulation of capital through earnings, changes in regulatory capital standards, changes in accounting standards that affect capital (such as CECL), or otherwise. In addition, we may elect to raise capital for strategic reasons even when we are not required to do so. Our ability to raise capital on favorable terms or at all will depend on general economic and market conditions, which are outside of our control, and on our operating and financial performance. Accordingly, we cannot be assured of being able to raise capital when needed or on favorable terms. An inability to raise capital when needed and on favorable terms could damage the performance and value of our business, prompt supervisory actions and private litigation, harm our reputation, and cause a loss of customer or investor confidence, and if the condition were to persist for any appreciable period of time, our viability as a going concern could be threatened. Even if we are able to raise capital but do so by issuing common stock or convertible securities, the ownership interest of our existing stockholders could be diluted, and the market price of our common stock could decline.
The revised enhanced prudential standards also require Ally, as a Category IV firm, to conduct quarterly liquidity stress tests, to maintain a buffer of unencumbered highly liquid assets to meet projected net stressed cash outflows over a 30-day planning horizon, to adopt a contingency funding plan that would address liquidity needs during various stress events, and to implement specified liquidity risk management and corporate governance measures. These enhanced liquidity standards could constrain our ability to originate or invest in longer-term or less liquid assets or to take advantage of other profitable opportunities and, therefore, may adversely affect our business, results of operations, and prospects.
Our ability to rely on deposits as a part of our funding strategy may be limited.
Ally Bank is a key part of our funding strategy, and we place great reliance on deposits at Ally Bank as a source of funding. Competition for deposits and deposit customers, however, is fierce and has only intensified with the implementation of enhanced capital and liquidity requirements in the last decade. Ally Bank does not have a branch network but, instead, obtains its deposits through online and other digital channels, from customers of Ally Invest, and through deposit brokers. Brokered deposits may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher returns. Brokered deposits totaled $16.9 billion at December 31, 2019, which represented 14.0% of Ally Bank’s total deposits. In addition, our ability to maintain or grow deposits may be constrained by our lack of in-person banking services, gaps in our product and service offerings, changes in consumer trends, our smaller scale relative to other financial institutions, competition from fintech companies and emerging financial-services providers, any failures or deterioration in our customer service, or any loss of confidence in our brand or our business. Our level of deposits also could be adversely affected by regulatory or supervisory restrictions, including any applicable prior approval requirements or limits on our offered rates or brokered deposit growth, and by changes in monetary or fiscal policies that influence deposit or other interest rates. Perceptions of our existing and future financial strength, rates or returns offered by other financial institutions or third parties, and other competitive factors beyond our control, including returns on alternative investments, will also impact the size of our deposit base.
Requirements under U.S. Basel III to increase the quality and quantity of regulatory capital and future revisions to the Basel III framework may adversely affect our business and financial results.
Ally and Ally Bank became subject to U.S. Basel III on January 1, 2015. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. U.S. Basel III subjects Ally and Ally Bank to higher minimum risk-based capital ratios and a capital conservation

Ally Financial Inc. • Form 10-K

buffer above these minimum ratios. Failure to maintain the full amount of the buffer would result in restrictions on our ability to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also has, over time, imposed more stringent deductions for specified DTAs and other assets and limited our ability to meet regulatory capital requirements through the use of trust preferred securities or other hybrid securities.
If Ally or Ally Bank were to fail to satisfy its regulatory capital requirements, significant regulatory sanctions could result, such as a bar on capital distributions as well as acquisitions and new activities, restrictions on our acceptance of brokered deposits, a loss of our status as an FHC, or informal or formal enforcement and other supervisory actions. Such a failure also could irrevocably damage our reputation, prompt a loss of customer and investor confidence, and even lead to our resolution or receivership. Any of these consequences could have an adverse effect on our business, results of operations, financial condition, or prospects.
Through its adoption of CECL, the FASB has implemented a new accounting model to measure credit losses for financial assets measured at amortized cost, which includes the vast majority of our finance receivables and loan portfolio. Refer to Note 1 to the Consolidated Financial Statements and the section above titled Regulation and Supervision in Part I, Item 1 of this report. CECL became effective for us on January 1, 2020, and substantially increased our allowance for loan losses with a resulting negative day-one adjustment to equity. In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including Ally, to phase in the day-one impact of CECL over a period of three years for regulatory capital purposes. In addition, the FRB announced that, in order to reduce uncertainty, the FRB will maintain its current modeling framework for the allowance for loan losses in supervisory stress tests through the 2021 cycle. It is not yet clear whether, taken together, these actions by the U.S. banking agencies will mitigate the impact of CECL to a degree that is sufficient for us to sustain appropriate levels of regulatory capital without meaningfully altering our business, financial, and operational plans, including our current level of capital distributions. If the actions are insufficient, our business, results of operations, financial condition, or prospects could suffer.
In December 2017, the Basel Committee approved revisions to the global Basel III capital framework (commonly known as Basel IV), many of which—if adopted in the United States—could heighten regulatory capital standards. How these revisions will be finalized in the United States and harmonized with other regulatory proposals (such as the stress capital buffer) is not clear or predictable, and no assurance can be provided that they would not further impact our business, results of operations, financial condition, or prospects in an adverse way.
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
Cybersecurity and data privacy risks have received heightened legislative and regulatory attention. For example, the U.S. banking agencies have proposed enhanced cyber risk management standards that would apply to us and our service providers and that would address cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. Several states and their governmental agencies, such as the NYDFS, also have adopted or proposed cybersecurity laws targeting these issues. In addition, a comprehensive privacy law has taken effect in the State of California, requiring regulated entities to establish measures to identify, manage, secure, track, produce, and delete personal information.
Legislation and regulations on cybersecurity and data privacy may compel us to enhance or modify our systems and infrastructure, invest in new systems and infrastructure, change our service providers, or alter our business practices or our policies on security, data governance, and privacy. If any of these outcomes were to occur, our operational costs could increase significantly. In addition, if governmental authorities were to conclude that we or our service providers had not adequately implemented laws on cybersecurity and data privacy or had not otherwise met related supervisory expectations, we could be subject to enforcement and other supervisory actions, related litigation by private plaintiffs, reputational damage, or a loss of customer or investor confidence.
Risks Related to Our Business
Weak or deteriorating economic conditions, failures in underwriting, changes in underwriting standards, financial or systemic shocks, or continued growth in our nonprime or used vehicle financing business could increase our credit risk, which could adversely affect our business and financial results.
Our business is centered around lending and banking, and a significant percentage of our assets are composed of loans, operating leases, and securities. As a result, in the ordinary course of business, credit risk is our most significant risk.
Our business and financial results depend significantly on household, business, economic, and market conditions. When those conditions are weak or deteriorating, we could simultaneously experience reduced demand for credit and increased delinquencies or defaults, including in the loans that we have securitized and in which we retain a residual interest. These kinds of conditions also could dampen the demand for products and services in our insurance, banking, brokerage, advisory, and other businesses. Increased delinquencies or defaults could also result from our failing to appropriately underwrite loans and operating leases that we originate or purchase or from our adopting—for strategic, competitive, or other reasons—more liberal underwriting standards. If delinquencies or defaults on our loans and operating leases increase, their value and the income derived from them could be adversely affected, and we could incur increased administrative and other costs in seeking a recovery on claims and any collateral. If unfavorable conditions are negatively affecting used vehicle or other collateral values at the same time, the amount and timing of recoveries could suffer as well. Weak or deteriorating economic conditions also may negatively impact the market value and liquidity of our investment securities, and we may be required to record additional impairment charges that adversely affect earnings if debt securities suffer a decline in value that is considered other-than-temporary. There can be no assurance that our monitoring of credit risk and our efforts to mitigate credit risk through risk-based pricing, appropriate underwriting and investment policies, loss-mitigation strategies, and diversification are, or will be, sufficient to prevent an adverse impact to our business and financial results. In addition, because of CECL, our financial results may be negatively affected as soon as weak or deteriorating economic conditions are forecasted and alter our expectations for credit losses. Refer to Note 1 to the Consolidated Financial Statements and the section above titled Regulation and Supervision in Part I, Item 1 of this report. A financial or systemic shock and a failure of a significant counterparty or a significant group of counterparties could negatively impact us as well, possibly to a severe degree, due to our role as a financial intermediary and the interconnectedness of the financial system.
We continue to have exposure to nonprime consumer automotive financing and used vehicle financing. We define nonprime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of less than 620. Customers that finance used vehicles tend to have lower FICO® Scores as compared to new vehicle customers, and defaults resulting from vehicle breakdowns are more likely to occur with used vehicles as compared to new vehicles that are financed. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.4 billion, or approximately 11.6% of our total consumer automotive loans at December 31, 2019, as compared to $8.3 billion, or approximately 11.7% of our total consumer automotive loans at December 31, 2018. At December 31, 2019, and 2018, $214 million and $203 million, respectively, of nonprime consumer automotive loans were considered nonperforming as they had been placed on nonaccrual status in accordance with our accounting policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements for additional information. Additionally, the carrying value of our consumer automotive used vehicle loans before allowance for loan losses was $39.7 billion, or approximately 54.9% of our total consumer automotive loans at December 31, 2019, as compared to $36.3 billion, or approximately 51.5% of our total consumer automotive loans at December 31, 2018. If our exposure to nonprime consumer automotive loans or used vehicle financing continue to increase over time, our credit risk will increase to a possibly significant degree.
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
Through its adoption of CECL, the FASB has implemented a new accounting model to measure credit losses for financial assets measured at amortized cost, which includes the vast majority of our finance receivables and loan portfolio. Under this new model, the allowance is established to reserve for management’s best estimate of expected lifetime losses inherent in our finance receivables and loan portfolio. This new standard was effective January 1, 2020. Refer to Note 1 to the Consolidated Financial Statements and the section above titled Regulation and Supervision in Part I, Item 1 of this report. On the effective date, CECL substantially increased our allowance for loan losses with a resulting negative day-one adjustment to equity. While the FRB and other U.S. banking agencies have taken steps to mitigate the impact of CECL on regulatory capital, it is not yet clear whether these actions will do so to a degree that is sufficient for us to sustain appropriate levels of regulatory capital without meaningfully altering our business, financial, and operational plans, including our current level of capital distributions. Refer to the risk factor above, titled Requirements under U.S. Basel III to increase the quality and quantity of regulatory capital and future revisions to the Basel III framework may adversely affect our business and financial results, for more information about the consequences of our failure to satisfy regulatory capital requirements.
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
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current and future credit risks using existing quantitative and qualitative information, all of which may change substantially over time. Changes in economic conditions affecting borrowers, revisions to accounting rules and related guidance, the implementation of CECL, new qualitative or quantitative information about existing loans, identification of additional problem loans, changes in the size or composition of our finance receivables and loan portfolio, changes to our loss estimation techniques including consideration of forecasted economic assumptions, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. For example, our shift to a full credit spectrum consumer automotive finance portfolio over the past several years has resulted in additional increases in our allowance for loan losses, and could result in additional increases in the future. Any increase in the allowance in future periods may adversely affect our financial condition or results of operations.
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
A number of trends are affecting the automotive industry and the role of dealers within it. These include challenges to the dealer’s role as intermediary between manufacturers and purchasers, shifting financial and other pressures exerted by manufacturers on dealers, the rise of vehicle sharing and ride hailing, the development of autonomous and alternative-energy vehicles, the impact of demographic shifts on attitudes and behaviors toward vehicle ownership and use, changing expectations around the vehicle buying experience, adjustments in the geographic distribution of new and used vehicle sales, and advancements in communications technology. While it is not currently clear how and how quickly these trends may develop, any one or more of them could adversely affect the key role of dealers and their business models, profitability, and viability, and if this were to occur, our dealer-centric automotive finance and insurance businesses could suffer as well.
Our share of commercial wholesale financing remains at risk of decreasing in the future as a result of intense competition and other factors. The number of dealers with whom we have wholesale relationships decreased approximately 8% as compared to December 31, 2018. If we are not able to maintain existing relationships with significant automotive dealers or if we are not able to develop new relationships for any reason—including if we are not able to provide services on a timely basis, offer products and services that meet the needs of the dealers, compete successfully with the products and services of our competitors, or effectively counter the influence that captive automotive finance companies have in the marketplace or the exclusivity privileges that some competitors have with automotive manufacturers—our wholesale funding volumes, and the number of dealers with whom we have retail funding relationships, could decline in the future. If this were to occur, our business, results of operations, financial condition, or prospects could be adversely affected.
General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler) dealers and their retail customers continue to constitute a significant portion of our customer base, which creates concentration risk for us.
While we continue to diversify our automotive finance and insurance businesses and to expand into other financial services, GM and Chrysler dealers and their retail customers still constitute a significant portion of our customer base. In 2019, 46% of our new vehicle dealer inventory financing and 26% of our consumer automotive financing volume were transacted for GM-franchised dealers and customers, and 38% of our new vehicle dealer inventory financing and 27% of our consumer automotive financing volume were transacted for Chrysler dealers and customers. GM, Chrysler, and their captive automotive finance companies compete vigorously with us and could take further actions that negatively impact the amount of business that we do with GM and Chrysler dealers and their retail customers. Further, a significant adverse change in GM’s or Chrysler’s businesses—including, for example, in the production or sale of GM or Chrysler vehicles,

Ally Financial Inc. • Form 10-K

the quality or resale value of GM or Chrysler vehicles, GM’s or Chrysler’s relationships with its key suppliers, or the rate or volume of recalls of GM or Chrysler vehicles—could negatively impact our GM and Chrysler dealer and retail customer bases and the value of collateral securing our extensions of credit to them. Any future reductions in GM and Chrysler business that we are not able to offset could adversely affect our business and financial results.
Our business and financial results are dependent upon overall U.S. automotive industry sales volume.
Our automotive finance and insurance businesses can be impacted by the sales volume for new and used vehicles. Vehicle sales are impacted, in turn, by several economic and market conditions, including employment levels, household income, interest rates, credit availability, customer preferences, and fuel costs. For example, new vehicle sales decreased dramatically during the economic crisis that began in 2007–2008 and did not rebound significantly until 2012 and 2013. Any future declines in new or used vehicle sales could have an adverse effect on our business and financial results.
Vehicle loans and operating leases make up a significant part of our earning assets, and our business and financial results could suffer if used vehicle prices are low or volatile or decrease in the future.
During the year ended December 31, 2019, approximately 63% of our average earning assets were composed of vehicle loans or operating leases and related residual securitization interests. If we experience higher losses on the sale of repossessed vehicles or lower or more volatile residual values for off-lease vehicles, our business or financial results could be adversely affected.
General economic conditions, the supply of off-lease and other vehicles to be sold, the levels of demand for vehicle ownership and use, relative market prices for new and used vehicles, perceived vehicle quality, overall vehicle prices, the vehicle disposition channel, volatility in gasoline or diesel fuel prices, levels of household income, interest rates, and other factors outside of our control heavily influence used vehicle prices. Consumer confidence levels and the strength of automotive manufacturers and dealers can also influence the used vehicle market. For example, during the economic crisis that began in 2007–2008, sharp declines in used vehicle demand and sale prices adversely affected our remarketing proceeds and financial results.
Our expectation of the residual value of a vehicle subject to an automotive operating lease contract is a critical element used to determine the amount of the operating lease payments under the contract at the time the customer enters into it. As a result, to the extent that the actual residual value of the vehicle—as reflected in the sale proceeds received upon remarketing at lease termination—is less than the expected residual value for the vehicle at lease inception, we will incur additional depreciation expense and lower profit on the operating lease transaction than our priced expectations. Our expectation of used vehicle values is also a factor in determining our pricing of new loan and operating lease originations. In stressed economic environments, residual-value risk may be even more volatile than credit risk. To the extent that used vehicle prices are significantly lower than our expectations, our profit on vehicle loans and operating leases could be substantially less than our expectations, even more so if our estimate of loss frequency is underestimated as well. In addition, we could be adversely affected if we fail to efficiently process and effectively market off-lease vehicles and repossessed vehicles and, as a consequence, incur higher-than-expected disposal costs or lower-than-expected proceeds from the vehicle sales.
The levels of or changes in interest rates could affect our results of operations and financial condition.
We are highly dependent on net interest income, which is the difference between interest income on earning assets (such as loans and investments) and interest expense on deposits and borrowings. Net interest income is significantly affected by market rates of interest, which in turn are influenced by monetary and fiscal policies, general economic and market conditions, the political and regulatory environments, business and consumer sentiment, competitive pressures, and expectations about the future (including future changes in interest rates). We may be adversely affected by policies, laws, and events that have the effect of flattening or inverting the yield curve (that is, the difference between long-term and short-term interest rates), depressing the interest rates associated with our earning assets to levels near the rates associated with our interest expense, increasing the volatility of market rates of interest, or changing the spreads among different interest rate indices.
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
The level of and changes in market rates of interest—and, as a result, these risks and uncertainties—are beyond our control. The dynamics among these risks and uncertainties are also challenging to assess and manage. For example, while an accommodative monetary policy may benefit us to some degree by spurring economic activity among our customers, such a policy may ultimately cause us more harm by inhibiting our ability to grow or sustain net interest income. A rising interest rate environment can pose different challenges, such as

Ally Financial Inc. • Form 10-K

potentially slowing the demand for credit, increasing delinquencies and defaults, and reducing the values of our loans and fixed-income securities. Following a prolonged period in which the federal funds rate was stable or decreasing, the FRB increased this benchmark rate on a number of occasions during 2017 and 2018 and began to end its quantitative-easing program and reduce the size of its balance sheet. During 2019, however, the FRB reversed course and reduced the federal funds rate several times. These past actions, and potential future actions, exert upward or downward pressure on interest rates and may create market volatility in interest rates. Refer to the section titled Market Risk in the MD&A that follows and Note 21 to the Consolidated Financial Statements.
Uncertainty about the future of the London Interbank Offered Rate (LIBOR) may adversely affect our business and financial results.
LIBOR meaningfully influences market interest rates around the globe. We have exposure to LIBOR-based contracts through a number of our finance receivables and loans primarily related to commercial automotive loans, corporate-finance loans, and mortgage loans, as well as certain investment securities, derivative contracts, and other arrangements. Among our liabilities, we have issued trust preferred securities with an interest rate linked to LIBOR and also have secured facilities, asset-backed securitizations, and brokered certificates of deposit that also contain LIBOR-based reference rates.
In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intent to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. This announcement indicated that the continuation of LIBOR as currently constructed is not guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere, and whether other rate or rates may become accepted alternatives to LIBOR.
In 2014, the FRB and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (ARRC) to identify best practices for alternative reference rates, identify best practices for contract robustness, develop an adoption plan, and create an implementation plan with metrics of success and a timeline. The ARRC accomplished its first set of objectives and has identified the Secured Overnight Financing Rate (SOFR) as the rate that represents best practice for use in certain new U.S. dollar derivatives and other financial contracts. The ARRC also published its Paced Transition Plan, with specific steps and timelines designed to encourage adoption of SOFR. The ARRC was reconstituted in 2018 to help to ensure the successful implementation of the Paced Transition Plan and serve as a forum to coordinate and track planning across cash and derivative products and market participants currently using LIBOR.
No assurance can be provided that the uncertainties around LIBOR or their resolution will not adversely affect the use, level, and volatility of LIBOR or other interest rates or the value of LIBOR-based securities. Further, the viability of SOFR as an alternative reference rate and the availability and acceptance of other alternative reference rates are unclear and also may have adverse effects on market rates of interest and the value of securities and other financial arrangements. These uncertainties, proposals and actions to resolve them, and their ultimate resolution also could negatively impact our funding costs, loan and other asset values, asset-liability management strategies, and other aspects of our business and financial results.
We rely extensively on third-party service providers in delivering products and services to our customers and otherwise conducting our business and operations, and their failure to perform to our standards or other issues of concern with them could adversely affect our reputation, business, and financial results.
We seek to distinguish ourselves as a customer-centric company that delivers passionate customer service and innovative financial solutions and that is relentlessly focused on “Doing It Right.” Third-party service providers, however, are key to much of our business and operations, including online and mobile banking, mortgage finance, brokerage, customer service, and operating systems and infrastructure. While we have implemented a supplier-risk-management program and can exert varying degrees of influence over our service providers, we do not control them, their actions, or their businesses. Our contracts with service providers, moreover, may not require or sufficiently incent them to perform at levels and in ways that we would choose to act on our own. No assurance can be provided that our service providers will perform to our standards, adequately represent our brand, comply with applicable law, appropriately manage their own risks, remain financially or operationally viable, abide by their contractual obligations, or continue to provide us with the services that we require. In such a circumstance, our ability to deliver products and services to customers, to satisfy customer expectations, and to otherwise successfully conduct our business and operations could be adversely affected. In addition, we may need to incur substantial expenses to address issues of concern with a service provider, and even if the issues cannot be acceptably resolved, we may not be able to timely or effectively replace the service provider due to contractual restrictions, the unavailability of acceptable alternative providers, or other reasons. Further, regardless of how much we can influence our service providers, issues of concern with them could result in supervisory actions and private litigation against us and could harm our reputation, business, and financial results.
Our operating systems or infrastructure, as well as those of our service providers or others on whom we rely, could fail or be interrupted, which could disrupt our business and adversely affect our results of operations, financial condition, and prospects.
We rely heavily upon communications, data management, and other operating systems and infrastructure to conduct our business and operations, which creates meaningful operational risk for us. Any failure of or interruption in these systems or infrastructure or those of our service providers or others on whom we rely—including as a result of inadequate or failed technology or processes, unplanned or unsuccessful updates to technology, sudden increases in transaction volume, human errors, fraud or other misconduct, deficiencies in the integration of acquisitions or the commencement of new businesses, energy or similar infrastructure outages, disruptions in communications networks or systems, natural disasters, catastrophic events, pandemics, acts of terrorism, political or social unrest, external or internal security

Ally Financial Inc. • Form 10-K

breaches, acts of vandalism, cyberattacks such as computer viruses and malware, misplaced or lost data, or breakdowns in business continuity plans—could cause failures or delays in receiving applications for loans and operating leases, underwriting or processing loan or operating-lease applications, servicing loans and operating leases, accessing online accounts, processing transactions, executing brokerage orders, communicating with our customers, managing our investment portfolio, or otherwise conducting our business and operations. These adverse effects could be exacerbated if systems or infrastructure need to be taken offline or meaningfully repaired, if backup systems or infrastructure are not adequately redundant and effective for the conduct of our business and operations, or if technological or other solutions do not exist or are slow to be developed. Further, to the extent that the systems or infrastructure of service providers or others are involved, we may have little or no knowledge, control, or influence over how and when failures or delays are addressed. As a digital financial services company, we are susceptible to business, reputational, financial, regulatory, and other harm as a result of these risks.
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
Our operating systems and infrastructure, as well as those of our service providers or others on whom we rely, are subject to security risks that are rapidly evolving and increasing in scope and complexity, in part, because of the introduction of new technologies, the expanded use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of hostile state-sponsored actors, organized crime, perpetrators of fraud, hackers, terrorists, and others. We, along with other financial institutions, our service providers, and others on whom we rely, have been and are expected to continue to be the target of cyberattacks, which could include computer viruses, malware, malicious or destructive code, phishing or spear phishing attacks, denial-of-service or denial-of-information attacks, ransomware, identity theft, access violations by employees or vendors, attacks on the personal email of employees, and ransom demands accompanied by threats to expose security vulnerabilities. We, our service providers, and others on whom we rely are also exposed to more traditional security threats to physical facilities and personnel.
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
We significantly depend on technology to deliver our products and services and to otherwise conduct our business and operations. To remain technologically competitive and operationally efficient, we invest in system upgrades, new solutions, and other technology initiatives. Many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems, and require substantial financial, human, and other resources. As further described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we implemented a new technology platform for our consumer automotive loans and operating leases that is utilized for customer servicing and financial reporting through the full lifecycle of these loans and leases during the first quarter of 2020. Although we take steps to mitigate the risks and uncertainties associated with these initiatives, no assurance can be provided that they will be implemented on time, within budget, or without negative financial, operational, or customer impact or that, once implemented, they will perform as we or our customers expect. We also may not succeed in anticipating or keeping pace with future technology needs, the technology

Ally Financial Inc. • Form 10-K

demands of customers, or the competitive landscape for technology. If we were to misstep in any of these areas, our business, financial results, or reputation could be negatively impacted.
Our enterprise risk-management framework or independent risk-management function may not be effective in mitigating risk and loss.
We maintain an enterprise risk-management framework that is designed to identify, measure, assess, monitor, test, control, report, escalate, and mitigate the risks that we face. These include credit, insurance/underwriting, market, liquidity, business/strategic, reputation, operational, information-technology/security, compliance, and conduct risks. The framework incorporates risk culture and incentives, risk governance and organization, strategy and risk appetite, a material-risk taxonomy, key risk-management processes, and risk capabilities. Our chief risk officer, chief compliance officer, and other personnel who make up our independent risk-management function are responsible for overseeing and implementing the framework. Refer to the section titled Risk Management in the MD&A that follows. While we continue to evolve our risk-management framework to consider changes in business and regulatory expectations, there can be no assurance that the framework—including its design and implementation—will effectively mitigate risk and limit losses in our business and operations. If conditions or circumstances arise that expose flaws or gaps in the framework or its implementation, the performance and value of our business and operations could be adversely affected. An ineffective risk-management framework or function also could give rise to enforcement and other supervisory actions, damage our reputation, and result in private litigation.
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
Our ability to successfully make acquisitions is subject to significant risks, including the risk that governmental authorities will not provide the requisite approvals, the risk that integrating acquisitions may be more difficult, costly, or time consuming than expected, and the risk that the value of acquisitions may be less than anticipated.
We may from time to time seek to acquire other financial services companies or businesses. These acquisitions may be subject to regulatory approval, and no assurance can be provided that we will be able to obtain that approval in a timely manner or at all or that approval may not be subject to burdensome conditions. Even when we are able to obtain regulatory approval, the failure of other closing conditions to be satisfied or waived could delay the completion of an acquisition for a significant period of time or prevent it from occurring altogether. Any failure or delay in closing an acquisition could adversely affect our reputation, business, and performance.
Acquisitions involve numerous risks and uncertainties, including inaccurate financial and operational assumptions, incomplete or failed due diligence, lower-than-expected performance, higher-than-expected costs, difficulties related to integration, diversion of management’s attention from other business activities, adverse market or other reactions, changes in relationships with customers or counterparties, the potential loss of key personnel, and the possibility of litigation and other disputes. An acquisition also could be dilutive to our existing stockholders if we were to issue common stock to fully or partially pay or fund the purchase price. We, moreover, may not be successful in identifying appropriate acquisition candidates, integrating acquired companies or businesses, or realizing expected value from acquisitions.

Ally Financial Inc. • Form 10-K

There is significant competition for valuable acquisition targets, and we may not be able to acquire other companies or businesses on attractive terms. No assurance can be given that we will pursue future acquisitions, and our ability to grow and successfully compete may be impaired if we choose not to pursue or are unable to successfully make acquisitions.
On February 18, 2020, Ally announced its execution of a definitive agreement to acquire Cardholder Management Services, Inc. and its subsidiaries, including CardWorks, Inc. and Merrick Bank Corporation (collectively, CardWorks). Refer to Note 31 to the Consolidated Financial Statements for additional information. This planned acquisition of CardWorks is subject to the risks and uncertainties described in the preceding paragraphs. In addition, if Ally’s stock price declines by more than 15%, the closing is subject to the exercise of a “fill or kill” termination right and, if the termination right is exercised, to a possible adjustment to the consideration if Ally elects to “fill” by issuing additional stock. As a result, if such a decline in our stock price occurs for any reason during the measurement period described in the definitive agreement we filed with the SEC on February 20, 2020, the planned acquisition may be terminated or may require our issuance of a larger number of shares.
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
We have significant maturities of unsecured debt each year. While we have reduced our reliance on unsecured funding in recent years, it remains an important component of our capital structure and financing plans. At December 31, 2019, approximately $2.3 billion in principal amount of total outstanding consolidated unsecured debt is scheduled to mature in 2020, and approximately $702 million and $1.1 billion is scheduled to mature in 2021 and 2022, respectively. We also obtain short-term funding from the sale of floating-rate demand notes, all of which the holders may elect to have redeemed at any time without restriction. At December 31, 2019, approximately $2.6 billion in principal amount of demand notes were outstanding, which is not included in the amount of unsecured debt described above. We also rely substantially on secured funding. At December 31, 2019, approximately $7.0 billion in principal amount of total outstanding consolidated secured long-term debt is scheduled to mature in 2020, approximately $9.5 billion is scheduled to mature in 2021, and approximately $5.6 billion is scheduled to mature in 2022. Furthermore, at December 31, 2019, approximately $41.4 billion in certificates of deposit at Ally Bank are scheduled to mature in 2020, which is not included in the amounts provided above. Additional funding, whether through deposits or borrowings, will be required to fund a substantial portion of the debt maturities over these periods.
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
Our policies and controls are designed to enable us to maintain adequate liquidity to conduct our business in the ordinary course even in a stressed environment. There is no guarantee, however, that our liquidity position will never become compromised. In such an event, we may be required to sell assets at a loss or reduce loan and operating lease originations in order to continue operations. This could damage the performance and value of our business, prompt regulatory intervention and private litigation, harm our reputation, and cause a loss of customer and investor confidence, and if the condition were to persist for any appreciable period of time, our viability as a going concern could be threatened. Refer to section titled Liquidity Management, Funding, and Regulatory Capital in the MD&A that follows and Note 20 to the Consolidated Financial Statements.
Our indebtedness and other obligations are significant and could adversely affect our business and financial results.
We have a significant amount of indebtedness apart from deposit liabilities. At December 31, 2019, we had approximately $40.7 billion in principal amount of indebtedness outstanding (including $25.8 billion in secured indebtedness). Interest expense on our indebtedness constituted approximately 17.3% of our total financing revenue and other interest income for the year ended December 31, 2019. We also have the ability to create additional indebtedness.
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

Ally Financial Inc. • Form 10-K

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
While some of our credit ratings were raised to investment grade during 2019, future downgrades to our credit ratings or their failure to meet investor expectations or demands may result in higher borrowing costs, reduced access to the banking and capital markets, more restrictive terms and conditions being added to any new or replacement financing arrangements, and disadvantageous provisions being triggered in existing borrowing arrangements.
The markets for automotive financing, insurance, banking (including corporate finance, mortgage finance, and personal lending), brokerage, and investment-advisory services are extremely competitive, and competitive pressures could adversely affect our business and financial results.
The markets for automotive financing, insurance, banking (including corporate finance, mortgage finance, and personal lending), brokerage, and investment-advisory services are highly competitive, and we expect competitive pressures only to intensify in the future, especially in light of the regulatory and supervisory environments in which we operate, technological innovations that alter the barriers to entry, current and evolving economic and market conditions, changing customer preferences and consumer and business sentiment, and monetary and fiscal policies. Refer to the section above titled Industry and Competition in Part I, Item 1 of this report. Competitive pressures may drive us to take actions that we might otherwise eschew, such as lowering the interest rates or fees on loans, raising the interest rates on deposits, or adopting more liberal underwriting standards. These pressures also may accelerate actions that we might otherwise elect to defer, such as substantial investment in systems or infrastructure. Whatever the reason, actions that we take in response to competition may adversely affect our results of operations and financial condition. These consequences could be exacerbated if we are not successful in introducing new products and services, achieving market acceptance of our products and services, developing and maintaining a strong customer base, continuing to enhance our reputation, or prudently managing risks and expenses.
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

Ally Financial Inc. • Form 10-K

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
We use estimates and assumptions in determining the fair value of many of our assets, including retained interests from securitizations, loans held-for-sale, and other investments that do not have an established market value or are not publicly traded. We also use estimates and assumptions in determining the residual values of our operating lease assets. In addition, we use estimates and assumptions in determining our allowance for loan losses, reserves for legal matters, insurance losses, and loss adjustment expenses (which represent the accumulation of estimates for both reported losses and those incurred, but not reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements). Refer to section titled Critical Accounting Estimates in the MD&A that follows. Our assumptions and estimates may be inaccurate for many reasons. For example, they often involve matters that are inherently difficult to predict and that are beyond our control (such as macroeconomic conditions and their impact on automotive dealers) and often involve complex interactions between a number of dependent and independent variables, factors, and other assumptions. Assumptions and estimates are also far more difficult during periods of market dislocation or illiquidity. As a result, our actual experience may differ substantially from these estimates and assumptions. A meaningful difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition, and prospects and may increase the volatility of our financial results. In addition, several different judgments associated with assumptions or estimates could be reasonable under the circumstances and yet result in significantly different results being reported.
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
Our financial statements are subject to the application of GAAP, which are periodically revised or expanded. The application of GAAP is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB, the SEC, banking agencies, and our independent registered public accounting firm. Those changes are beyond our control but could adversely affect our revenues, expenses, profitability, or financial condition. For example, the adoption of CECL effective January 1, 2020, has resulted in a significant increase to our allowance for loan losses. Refer to Note 1 to the Consolidated Financial Statements for financial accounting standards issued by the FASB, but not yet adopted by the company.
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

Ally Financial Inc. • Form 10-K

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
Our failure to maintain appropriate environmental, social, and governance (ESG) practices and disclosures could result in reputational harm, a loss of customer and investor confidence, and adverse business and financial results.
Governments, investors, customers, and the general public are increasingly focused on ESG practices and disclosures. For us and others in the financial-services industry, this focus extends to the practices and disclosures of the customers, counterparties, and service providers with whom we choose to do business. For example, while we have a relatively smaller carbon footprint as a digital financial services company and do not have commercial-lending relationships with a host of sensitive industries (such as those whose products are or are perceived to be harmful to the environment or the public health), the majority of our business and operations are connected to the automotive industry. Views about ESG are diverse, dynamic, and rapidly changing, and if we were to fail to maintain appropriate ESG practices and disclosures, we could suffer reputational damage, a loss of customer and investor confidence, and adverse business and financial results.
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

Ally Financial Inc. • Form 10-K

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal corporate offices are located in Detroit, Michigan, and Charlotte, North Carolina. In Detroit, we lease approximately 317,000 square feet of office space under a lease that expires in December 2028. In Charlotte, we lease approximately 234,000 square feet of office space under a variety of leases expiring between June 2021 and May 2024. In September 2017, we entered into a new agreement, scheduled to commence in April 2021, to lease approximately 543,000 square feet of office space in Charlotte under a lease that is expected to expire in March 2036. Under the new lease we plan to consolidate our three current Charlotte, North Carolina locations, through a series of phases, as the existing leases expire.
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

Part II
Ally Financial Inc. • Form 10-K

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “ALLY.” At December 31, 2019, we had 374,331,998 shares of common stock outstanding, compared to 404,899,599 shares at December 31, 2018. As of February 21, 2020, we had approximately 33 holders of record of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12.
Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the S&P 500 index and the S&P Financials index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2014, and its relative performance is tracked through December 31, 2019. The returns shown are based on historical results and are not intended to suggest future performance.
This performance graph is not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, or incorporated by reference into any filing of Ally under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.
Recent Sales of Unregistered Securities
Ally did not have any sales of unregistered securities in the last three fiscal years.

Ally Financial Inc. • Form 10-K

Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended December 31, 2019.

Three months ended December 31, 2019	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
October 2019	3,304	$31.07	3,304	$848
November 2019	3,061	31.44	3,061	751
December 2019	3,189	31.27	3,189	652
Total	9,554	31.25	9,554

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)	Excludes brokerage commissions.

(c)
On April 1, 2019, we announced a common stock-repurchase program of up to $1.25 billion. The program commenced in the third quarter of 2019 and will expire on June 30, 2020. Refer to Note 20 to the Consolidated Financial Statements for further details.

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
The following table presents selected Consolidated Statement of Income and earnings per common share data.

($ in millions, except per share data; shares in thousands)	2019	2018	2017	2016	2015
Total financing revenue and other interest income	$9,857	$9,052	$8,322	$8,305	$8,397
Total interest expense	4,243	3,637	2,857	2,629	2,429
Net depreciation expense on operating lease assets	981	1,025	1,244	1,769	2,249
Net financing revenue and other interest income	4,633	4,390	4,221	3,907	3,719
Total other revenue	1,761	1,414	1,544	1,530	1,142
Total net revenue	6,394	5,804	5,765	5,437	4,861
Provision for loan losses	998	918	1,148	917	707
Total noninterest expense	3,429	3,264	3,110	2,939	2,761
Income from continuing operations before income tax expense	1,967	1,622	1,507	1,581	1,393
Income tax expense from continuing operations (a)	246	359	581	470	496
Net income from continuing operations	1,721	1,263	926	1,111	897
(Loss) income from discontinued operations, net of tax	(6)	—	3	(44)	392
Net income	$1,715	$1,263	$929	$1,067	$1,289
Basic earnings per common share (b):
Net income (loss) from continuing operations	$4.38	$2.97	$2.04	$2.25	$(3.47)
Net income (loss)	4.36	2.97	2.05	2.15	(2.66)
Weighted-average common shares outstanding	393,234	425,165	453,704	481,105	482,873
Diluted earnings per common share (b):
Net income (loss) from continuing operations	$4.35	$2.95	$2.03	$2.24	$(3.47)
Net income (loss)	4.34	2.95	2.04	2.15	(2.66)
Weighted-average common shares outstanding (c)	395,395	427,680	455,350	482,182	482,873
Common share information:
Cash dividends declared per common share	$0.68	$0.56	$0.40	$0.16	$—
Period-end common shares outstanding	374,332	404,900	437,054	467,000	481,980

(a)
As a result of the Tax Cuts and Jobs Act of 2017 (the Tax Act), an additional $119 million of tax expense was incurred during 2017. Additionally, during the second quarter of 2019, we realized an income tax benefit of approximately $200 million from the release of valuation allowance on foreign tax credit carry forwards.

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

Ally Financial Inc. • Form 10-K

The following tables present selected Consolidated Balance Sheet and ratio data.

December 31, ($ in millions)	2019	2018	2017	2016	2015
Selected period-end balance sheet data:
Total assets	$180,644	$178,869	$167,148	$163,728	$158,581
Total deposit liabilities	$120,752	$106,178	$93,256	$79,022	$66,478
Long-term debt	$34,027	$44,193	$44,226	$54,128	$66,234
Preferred stock	$—	$—	$—	$—	$696
Total equity	$14,416	$13,268	$13,494	$13,317	$13,439

Year ended December 31,	2019	2018	2017	2016	2015
Financial ratios:
Return on average assets (a)	0.95%	0.74%	0.57%	0.68%	0.84%
Return on average equity (a)	12.26%	9.65%	6.89%	7.80%	8.69%
Equity to assets (a)	7.78%	7.65%	8.28%	8.69%	9.65%
Common dividend payout ratio (b)	15.60%	18.86%	19.51%	7.44%	—%
Net interest spread (a) (c)	2.45%	2.47%	2.58%	2.49%	2.44%
Net yield on interest-earning assets (a) (d)	2.67%	2.65%	2.71%	2.63%	2.57%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)	Common dividend payout ratio was calculated using basic earnings per common share.

(c)
Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.

(d)	Net yield on interest-earning assets represents net financing revenue and other interest income as a percentage of total interest-earning assets.

Ally Financial Inc. • Form 10-K

As of January 1, 2015, Ally became subject to the rules implementing the 2010 Basel III capital framework in the United States (U.S. Basel III), which reflect new and higher capital requirements, capital buffers, and new regulatory capital definitions, deductions and adjustments. Refer to Note 20 to the Consolidated Financial Statements for further information. The following table presents selected regulatory capital data under U.S Basel III as subject to transitional provisions primarily related to deductions and adjustments impacting Common Equity Tier 1 capital and Tier 1 capital.

December 31, ($ in millions)	2019	2018	2017	2016	2015
Common Equity Tier 1 capital ratio	9.54%	9.14%	9.53%	9.37%	9.21%
Tier 1 capital ratio	11.22%	10.80%	11.25%	10.93%	11.10%
Total capital ratio	12.76%	12.31%	12.94%	12.57%	12.52%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	9.08%	9.00%	9.53%	9.54%	9.73%
Total equity	$14,416	$13,268	$13,494	$13,317	$13,439
Preferred stock	—	—	—	—	(696)
Goodwill and certain other intangibles	(450)	(285)	(283)	(272)	(27)
Deferred tax assets arising from net operating loss and tax credit carryforwards (b)	(25)	(143)	(224)	(410)	(392)
Other adjustments	(104)	557	250	343	183
Common Equity Tier 1 capital	13,837	13,397	13,237	12,978	12,507
Preferred stock	—	—	—	—	696
Trust preferred securities	2,496	2,493	2,491	2,489	2,520
Deferred tax assets arising from net operating loss and tax credit carryforwards (b)	—	—	(56)	(273)	(588)
Other adjustments	(62)	(59)	(44)	(47)	(58)
Tier 1 capital	16,271	15,831	15,628	15,147	15,077
Qualifying subordinated debt and other instruments qualifying as Tier 2	1,033	1,031	1,113	1,174	932
Qualifying allowance for credit losses and other adjustments	1,202	1,184	1,233	1,098	996
Total capital	$18,506	$18,046	$17,974	$17,419	$17,005
Risk-weighted assets (c)	$145,072	$146,561	$138,933	$138,539	$135,844

(a)
Tier 1 leverage ratio equals Tier 1 capital divided by adjusted quarterly average total assets, which both reflect adjustments for disallowed goodwill, certain intangible assets, and disallowed deferred tax assets.

(b)	Contains deferred tax assets required to be deducted from capital under U.S. Basel III.

(c)	Risk-weighted assets are defined by regulation and are generally determined by allocating assets and specified off-balance-sheet exposures to various risk categories.

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

•	changes in monetary, fiscal, or trade laws or policies, including as a result of actions by governmental agencies, central banks, or supranational authorities;

•	changes in accounting standards or policies, including Accounting Standards Update (ASU) 2016-13, Financial Instruments — Credit Losses (CECL);

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

•
our ability to optimize our automotive finance and insurance businesses and to continue diversifying into and growing other consumer and commercial business lines, including mortgage finance, corporate finance, personal lending, brokerage, and wealth management;

•
our ability to develop capital plans that will receive non-objection from the Board of Governors of the Federal Reserve System (FRB) and our ability to implement them, including any payment of dividends or share repurchases;

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
Ally Financial Inc. • Form 10-K

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

•	the efficacy of our methods or models in assessing business strategies or opportunities or in valuing, measuring, estimating, monitoring, or managing positions or risk;

•	our ability to keep pace with changes in technology that affect us or our customers, counterparties, service providers, or competitors;

•	our ability to successfully make and integrate acquisitions;

•	the adequacy of our succession planning for key executives or other personnel and our ability to attract or retain qualified employees;

•	natural or man-made disasters, calamities, or conflicts, including terrorist events and pandemics;

•	our ability to maintain appropriate environmental, social, and governance practices and disclosures; or

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
Unless the context otherwise requires, the following definitions apply. The term “loans” means the following consumer and commercial products associated with our direct and indirect financing activities: loans, retail installment sales contracts, lines of credit, and other financing products excluding operating leases. The term “operating leases” means consumer- and commercial-vehicle lease agreements where Ally is the lessor and where the lessee is generally not obligated to acquire ownership of the vehicle at lease-end or compensate Ally for the vehicle’s residual value. The terms “lend,” “finance,” and “originate” mean our direct extension or origination of loans, our purchase or acquisition of loans, or our purchase of operating leases as applicable. The term “consumer” means all consumer products associated with our loan and operating-lease activities and all commercial retail installment sales contracts. The term “commercial” means all commercial products associated with our loan activities, other than commercial retail installment sales contracts.
Overview
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, or we, us, or our) is a leading digital financial-services company. As a customer-centric company with passionate customer service and innovative financial solutions, we are relentlessly focused on “Doing It Right” and being a trusted financial-services provider to our consumer, commercial, and corporate customers. We are one of the largest full-service automotive finance operations in the country and offer a wide range of financial services and insurance products to automotive dealerships and consumers. Our award-winning online bank (Ally Bank, Member FDIC and Equal Housing Lender) offers mortgage lending, personal lending, and a variety of deposit and other banking products, including savings, money-market, and checking accounts, certificates of deposit (CDs), and individual retirement accounts (IRAs). Additionally, we offer

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

securities-brokerage and investment-advisory services through Ally Invest. Our robust corporate-finance business offers capital for equity sponsors and middle-market companies. We are a Delaware corporation and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956, as amended, and a financial holding company (FHC) under the Gramm-Leach-Bliley Act of 1999, as amended.
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
Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. We have deep dealer relationships that have been built throughout our over 100-year history, and we are leveraging competitive strengths to expand our dealer footprint. Our dealer-centric business model encourages dealers to use our broad range of products through incentive programs like our Ally Dealer Rewards program, which rewards individual dealers based on the depth and breadth of our relationship. Our automotive finance services include purchasing retail installment sales contracts and operating leases from dealers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. We also offer retail VSCs and commercial insurance primarily covering dealers’ vehicle inventories. We are a leading provider of VSCs, GAP, and vehicle maintenance contracts (VMCs).
Automotive Finance
Our Automotive Finance operations provide U.S.-based automotive financing services to consumers, automotive dealers, other businesses, and municipalities. Our dealer-focused business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles make us a premier automotive finance company. At December 31, 2019, our Automotive Finance operations had $113.9 billion of assets and generated $4.4 billion of total net revenue in 2019. For consumers, we provide financing for new and used vehicles. In addition, our Commercial Services Group (CSG) provides automotive financing for small businesses. At December 31, 2019, our CSG had $8.2 billion of loans outstanding. Through our commercial automotive financing operations, we fund dealer purchases of new and used vehicles through wholesale floorplan financing. We manage commercial account servicing on approximately 3,300 dealers that utilize our floorplan inventory lending or other commercial loans. We service an $80.6 billion consumer loan and operating lease portfolio at December 31, 2019, and our commercial automotive loan portfolio was approximately $32.5 billion at December 31, 2019. The extensive infrastructure, technology, and analytics of our servicing operations as well as the experience of our servicing personnel enhance our ability to minimize our loan losses and enable us to deliver a favorable customer experience to both our dealers and retail customers. During 2019, we continued to reposition our origination profile to focus on capital optimization and risk-adjusted returns. In 2019, total consumer automotive originations were $36.3 billion, an increase of $898 million compared to 2018. The shorter-term duration consumer automotive loan and variable-rate commercial loan portfolios offer attractive asset classes where we continue to optimize risk-adjusted returns through origination mix management and pricing and underwriting discipline.
Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers. The automotive marketplace is dynamic and evolving, and we are focused on meeting the needs of both our dealer and consumer customers and continuing to strengthen and expand upon the 18,300 dealer relationships we have. Clearlane, our online automotive lender exchange, expands our direct-to-consumer capabilities and provides a digital platform for consumers seeking financing. Clearlane further enhances our automotive financing offerings, dealer relationships, and digital capabilities. In addition to providing a digital direct-to-consumer channel for Ally, Clearlane is a fee-based business that generates revenue by successfully referring leads to other automotive lenders. Additionally, we continue to identify and cultivate relationships with automotive retailers including those with leading eCommerce platforms. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers.
The Growth channel was established to focus on developing dealer relationships beyond those relationships that primarily were developed through our role as a captive finance company for General Motors Company (GM) and Fiat Chrysler Automobiles US LLC (Chrysler). The Growth channel was expanded to include direct-to-consumer financing through Clearlane and other channels and our arrangements with online automotive retailers. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. The success of the Growth channel has been a key enabler to converting our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have over 11,800 dealer relationships, of which approximately 88% are franchised dealers (including brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda, and others), or used vehicle only retailers with a national presence.
Over the past several years, we have continued to focus on the consumer used vehicle segment primarily through franchised dealers, which has resulted in used vehicle financing volume growth, and has positioned us as an industry leader in used vehicle financing. The highly fragmented used vehicle financing market, with a total financing opportunity represented by over 279 million vehicles in operation, provides

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

an attractive opportunity that we believe will further expand and support our dealer relationships and increase our risk-adjusted return on retail loan originations.
For consumers, we provide automotive loan financing and leasing for new and used vehicles to approximately 4.5 million customers. Retail financing for the purchase of vehicles by individual consumers generally takes the form of installment sales financing. We originated a total of approximately 1.4 million automotive loans and operating leases during both the years ended December 31, 2019, and 2018, totaling $36.3 billion and $35.4 billion, respectively.
Our consumer automotive financing operations generate revenue primarily through finance charges on retail installment sales contracts and rental payments on operating lease contracts. For operating leases, when the contract is originated, we estimate the residual value of the leased vehicle at lease termination. Periodically thereafter we revise the projected residual value of the leased vehicle at lease termination and adjust depreciation expense over the remaining life of the lease if appropriate. Given the fluctuations in used vehicle values, our actual sales proceeds from remarketing the vehicle may be higher or lower than the projected residual value, which results in gains or losses on lease termination. While all operating leases are exposed to potential reductions in used vehicle values, only loans where we take possession of the vehicle are affected by potential reductions in used vehicle values. Refer to the Risk Management section of this MD&A for further discussion of credit risk and lease residual risk.
We continue to maintain a diverse mix of product offerings across a broad risk spectrum, subject to underwriting policies that reflect our risk appetite. Our current operating results continue to increasingly reflect our ongoing strategy to grow used vehicle financing and expand risk-adjusted returns. While we predominately focus on prime-lending markets, we seek to be a meaningful source of financing to a wide spectrum of customers and continue to carefully measure risk versus return. We place great emphasis on our risk management and risk-based pricing policies and practices and employ robust credit decisioning processes coupled with granular pricing that is differentiated across our proprietary credit tiers.
Our commercial automotive financing operations primarily fund dealer inventory purchases of new and used vehicles, commonly referred to as wholesale floorplan financing. This represents the largest portion of our commercial automotive financing business. Wholesale floorplan loans are secured by vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral or other credit enhancements (for example, personal guarantees from dealership owners) are typically obtained to further mitigate credit risk. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles. Interest on wholesale automotive financing is generally payable monthly and is indexed to a floating-rate benchmark. The rate for a particular dealer is based on, among other considerations, competitive factors and the dealer’s creditworthiness. During 2019, we financed an average of $28.2 billion of dealer vehicle inventory through wholesale floorplan financings. Other commercial automotive lending products, which averaged $5.7 billion during 2019, consist of automotive dealer revolving lines of credit, term loans, including those to finance dealership land and buildings, and dealer fleet financing. We also provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. In 2019, Ally and other parties, including dealers, fleet rental companies, and financial institutions, utilized SmartAuction to sell approximately 270,000 vehicles to dealers and other commercial customers. SmartAuction served as the remarketing channel for 53% of our off-lease vehicles.
Insurance
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. We serve approximately 2.4 million consumers nationwide across Finance and Insurance (F&I) and Property and Casualty (P&C) products. In addition, we offer F&I products in Canada, where we serve approximately 445 thousand consumers and are the VSC and protection plan provider for GM Canada. Our Insurance operations had $8.5 billion of assets at December 31, 2019, and generated $1.3 billion of total net revenue during 2019. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we offer VSCs, VMCs, and GAP products. We also underwrite selected commercial insurance coverages, which primarily insure dealers’ wholesale vehicle inventory. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models. We also offer ClearGuard on the SmartAuction platform, which is a protection product designed to minimize the risk to dealers from arbitration claims for eligible vehicles sold at auction.
From a dealer perspective, Ally provides significant value and expertise, which creates high retention rates and strong relationships. In addition to our product offerings, we provide consultative services and training to assist dealers in optimizing F&I results while achieving high levels of customer satisfaction and regulatory compliance. We also advise dealers regarding necessary liability and physical damage coverages.
Our F&I products are primarily distributed indirectly through the automotive dealer network. We have established approximately 1,800 F&I dealer relationships nationwide and 600 dealer relationships in Canada, with a focus on growing dealer relationships in the future. Our VSCs for retail customers offer owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. These VSCs are marketed to the public through automotive dealerships and on a direct response basis. We also offer GAP products, which allow the recovery of a specified amount beyond the covered vehicle’s value in the event the vehicle is damaged or stolen and declared a total loss. We continue to evolve our product suite and digital capabilities to position our business for future opportunities through growing third-party relationships and sales through our online automotive lending exchange, Clearlane.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

We have approximately 3,400 dealer relationships within our P&C business to whom we offer a variety of commercial products and levels of coverage. Vehicle inventory insurance for dealers provides physical damage protection for dealers’ floorplan vehicles. Among dealers to whom we provide wholesale financing, our insurance product penetration rate is approximately 77%. Dealers who receive wholesale financing from us are eligible for insurance incentives such as automatic eligibility for our preferred insurance programs. In April 2019, we renewed our annual reinsurance agreement to obtain excess of loss coverage for our vehicle inventory insurance product to manage our risk of weather-related loss.
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
Mortgage Finance
Our Mortgage Finance operations consist of the management of held-for-investment and held-for-sale consumer mortgage loan portfolios. Our held-for-investment portfolio includes bulk purchases of high-quality jumbo and low-to-moderate income (LMI) mortgage loans originated by third parties, and our direct-to-consumer Ally Home mortgage offering. Our Mortgage Finance operations had $16.3 billion of assets at December 31, 2019, and generated $193 million of total net revenue in 2019.
Through the bulk loan channel, we purchase loans from several qualified sellers including direct originators and large aggregators who have the financial capacity to support strong representations and warranties and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage prepayments through retention modification or refinancing through our direct-to-consumer channel. During the year ended December 31, 2019, we purchased $3.5 billion of mortgage loans that were originated by third parties. Our mortgage loan purchases are held-for-investment.
Through our direct-to-consumer channel, which was introduced late in 2016, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment provider. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo and LMI mortgages are originated as held-for-investment. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April of 2019, we announced a strategic partnership with Better.com, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, Better.com conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offerings in a highly innovative, scalable, and cost-efficient manner, while Ally retains control of all the marketing and advertising strategies and loan pricing. Ally and Better.com launched in 39 states since partnership inception. During the year ended December 31, 2019, we originated $2.7 billion of mortgage loans through our direct-to-consumer channel.
The combination of our bulk portfolio purchase program and our direct-to-consumer strategy provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.
Corporate Finance
Our Corporate Finance operations primarily provides senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies owned by private equity sponsors, and loans to asset managers that primarily provide leveraged loans. Our Corporate Finance operations had $5.8 billion of assets at December 31, 2019, and generated $284 million of total net revenue during 2019, and continues to offer attractive returns and diversification benefits to our broader lending portfolio. We believe our growing deposit-based funding model coupled with our expanded product offerings and deep industry relationships provide an advantage over our competition, which includes other banks as well as publicly and privately held finance companies. While there has been an increase in liquidity and competition in the middle-market lending space given a strong economic environment and favorable returns in this area, we have continued to prudently grow our lending portfolio with a focus on a disciplined and selective approach to credit quality, including a greater focus on asset-based loans. We seek markets and opportunities where our clients require customized, complex, and time-sensitive financing solutions. Our corporate finance lending portfolio is generally composed of first-lien, first-out loans.
Our primary focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, expansions, restructurings, and working capital. Additionally, our Lender Finance business provides asset managers with partial funding for their direct-lending activities. Our target commitment hold level for individual exposures ranges from $25 million to $150 million for individual borrowers, depending on product type. We also selectively arrange larger transactions that we may retain on-balance sheet or syndicate to other lenders. By syndicating loans to other lenders, we are able to provide financing commitments in excess of our target hold levels to our customers and generate loan syndication fee income while limiting our risk exposure to individual borrowers. Loan facilities typically include both a revolver and term loan component. All of our loans are floating-rate facilities with maturities, typically ranging from two to seven years. In certain instances, we may be offered the opportunity to make small equity investments in our borrowers, where we could benefit from potential appreciation in the company’s value. The portfolio is well diversified across multiple industries including manufacturing, distribution, services, and other specialty sectors. These specialty sectors include our Technology Finance and Healthcare verticals. Our Technology Finance vertical provides financing solutions to venture capital-backed, technology-based companies. The Healthcare vertical provides financing across the healthcare spectrum including services, pharmaceuticals, manufacturing, and medical devices and supplies. We also provide a commercial real estate product focused on lending to skilled nursing

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

facilities, senior housing, medical office buildings, and hospitals. Other smaller complementary product offerings that help strengthen our reputation as a full-spectrum provider of financing solutions for borrowers include selectively offering second-out loans on certain transactions and issuing letters of credit through Ally Bank.
Corporate and Other
Corporate and Other primarily consists of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes activity related to certain equity investments, which primarily consist of Federal Home Loan Bank (FHLB) and FRB stock, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments.
Corporate and Other also includes the results of Ally Invest, our digital brokerage and wealth management offering, which enables us to complement our competitive deposit products with low-cost investing. The digital wealth management business aligns with our strategy to create a premier digital financial services company and provides additional sources of fee income through asset management and certain other fees, with minimal balance sheet utilization. This business also provides an additional source of low-cost brokered deposits through arrangements with Ally Invest’s clearing broker.
Through Ally Invest, we are able to offer a broader array of products through a fully integrated digital consumer platform centered around self-directed products and digital advisory services. Ally Invest’s suite of commission-free and low-cost investing options serve both active and passive investors with diverse and evolving financial objectives through a transparent online process. Our digital platform and broad product offerings are enhanced by outstanding client-focused and user-friendly customer service that is accessible twenty-four hours a day, seven days a week, via the phone, web or email—consistent with the Ally brand.
Ally Invest provides clients with self-directed trading services for a variety of securities including stocks, options, exchange-traded funds (ETFs), mutual funds, and fixed-income products through Ally Invest Securities. Ally Invest Securities also offers margin lending, which allows customers to borrow money by using securities and cash currently held in their accounts as collateral. Through Ally Invest Forex, we offer self-directed investors and traders the ability to trade over 50 currency pairs through a state-of-the-art forex trading platform.
Ally Invest also provides digital advisory services to clients through web-based solutions, informational resources, and virtual interaction through Ally Invest Advisors, an SEC-registered investment advisor. These services have emerged as a fast-growing segment within the financial services industry over the past several years. Ally Invest Advisors provides clients the opportunity to obtain professional portfolio management services in return for a fee based upon the client’s assets under management. We also offer cash enhanced portfolios that incur no management fee. A number of core managed portfolios are offered, which hold ETFs diversified across asset class, industry sector, and geography and which are customized for clients based on risk tolerance, investment time horizon, and wealth ratio.
Additionally, beginning in October 2019 with the acquisition of Health Credit Services, financial information related to our point-of-sale consumer unsecured financing is included within Corporate and Other. The Health Credit Services business has been renamed Ally Lending and currently serves medical service providers by enabling promotional and fixed rate installment-loan products through a fully digital application process that offers direct integration with health care provider systems. This platform includes providing underwriting, financing application and loan processing, servicing and collections. While we currently focus on healthcare-related lending, we believe the market outlook for point-of-sale lending provides attractive opportunities for future diversification. Point-of-sale lending broadens our capabilities, expands our product offering into consumer unsecured lending, all while helping to further meet financial needs of our customers. Refer to Note 2 to the Consolidated Financial Statements for additional details on the acquisition of Health Credit Services.
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
Deposits
We are focused on growing a stable deposit base and deepening relationships with our nearly 2.0 million primary deposit customers by leveraging our compelling brand and strong value proposition. Ally Bank is a direct bank with no branch network that obtains retail deposits directly from customers through internet, telephone, mobile, and mail channels. We have grown our deposits with a strong brand that is based on a promise of being straightforward with our customers and offering high-quality customer service. Ally Bank has consistently increased its share of the direct banking deposit market and remains one of the largest direct banks in terms of retail deposit balances. Our strong retention rates and a growing customer base reflect the strength of our brand and, together with competitive deposit rates, continue to drive growth in retail deposits. At December 31, 2019, Ally Bank had $120.8 billion of total deposits—including $103.7 billion of retail deposits, which grew $14.6 billion, or 16% during 2019. Over the past several years, the continued growth of our retail-deposit base has contributed to a more favorable mix of lower cost funding and we continue to focus on efficient deposit growth by continuing to expand the deposit value proposition beyond competitive deposit rates. Our segment results include cost of funds associated with these deposit-product offerings.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Our deposit products and services are designed to develop long-term customer relationships and capitalize on the shift in consumer preference for direct banking. These products and services appeal to a broad group of customers, many of whom appreciate a streamlined digital experience coupled with our strong value proposition. Ally Bank offers a full spectrum of deposit product offerings, such as savings and money-market accounts, interest-bearing checking accounts, CDs, including several raise-your-rate CD terms, IRAs, and trust accounts. Our deposit services include Zelle® person-to-person payment services, eCheck remote deposit capture, and mobile banking. In addition, brokered deposits are obtained through third-party intermediaries.
We believe we are well-positioned to continue to benefit from the consumer-driven shift from branch banking to direct banking as demonstrated by the growth we have experienced. Our nearly 2.0 million deposit customers and 4.0 million retail bank accounts as of December 31, 2019, reflect increases from 1.6 million and 3.2 million, respectively, as compared to December 31, 2018. Our customer base spans across diverse demographic segmentations and socioeconomic bands. Our direct bank business model resonates particularly well with the millennial generation, which consistently makes up the largest percentage of our new customers. According to a 2019 American Bankers Association survey, 83% of customers prefer to do their banking most often via digital and other direct channels (internet, mobile, telephone, and mail). Furthermore, over the past five years, estimated direct banking deposits as a percentage of the broader retail deposits market increased by approximately 3 percentage points, from 7% to 10%. We have received a positive response to innovative savings and other deposit products and have been recognized as a “best online bank” by industry and consumer publications. Ally Bank’s competitive direct banking includes online and mobile banking features such as electronic bill pay, remote deposit, and electronic funds transfer nationwide, with innovative interfaces such as banking through Alexa-enabled devices, and no minimum balance requirements.
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
Funding and Liquidity
Our funding strategy targets a stable retail deposit base, supplemented by brokered deposits, public and private secured debt, and public unsecured debt. These diversified funding sources are managed across products, markets, and investors to enhance funding flexibility and stability, resulting in a more cost-effective long-term funding strategy.
Prudent expansion of asset originations at Ally Bank and continued growth of a stable deposit base continue to be the cornerstone of our long-term liquidity strategy. Retail deposits provide a low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings than other funding sources. At December 31, 2019, deposit liabilities totaled $120.8 billion, which reflects an increase of $14.6 billion as compared to December 31, 2018. Deposits as a percentage of total liability-based funding increased nine percentage points to 75% at December 31, 2019, as compared to December 31, 2018.
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our automotive loan portfolios. During 2019, we issued $3.6 billion in securitizations backed by consumer automotive loans. Securitizations continue to be a reliable and cost-effective source of funding due to structural efficiencies and the established market. Additionally, for retail loans and operating leases, the term structure of the transaction locks in funding for a specified pool of loans and operating leases. Once a pool of consumer automotive loans is selected and placed into a securitization, the underlying assets and corresponding debt amortize simultaneously resulting in committed and matched funding for the life of the asset. We manage the execution risk arising from securitizations by maintaining a diverse domestic and foreign investor base and committed secured credit facilities.
As we continue to migrate assets to Ally Bank and grow our bank funding capabilities, our need for funding at the parent company has been reduced. At December 31, 2019, 93% of Ally’s total assets were within Ally Bank. This compares to approximately 89% as of December 31, 2018. Longer-term unsecured debt is the primary funding source utilized at the parent company. At December 31, 2019, we had $2.3 billion and $702 million of unsecured long-term debt principal maturing in 2020 and 2021, respectively. We plan to reduce our reliance on market-based funding by continuing to focus on stable, lower cost retail deposit funding.
The strategies outlined above have allowed us to build and maintain a conservative liquidity position. Total available liquidity at December 31, 2019, was $29.9 billion. Absolute levels of liquidity increased during 2019 primarily as a result of continued growth in our portfolio of highly liquid investment securities. Refer to the section below titled Liquidity Management, Funding, and Regulatory Capital for a further discussion about liquidity risk management.
Credit Strategy
Our strategy and approach to extending credit, as well as our management of credit risk, are critical elements of our business. Credit performance is influenced by a number of factors including our risk appetite, our credit and underwriting processes, our monitoring and collection efforts, the financial condition of our borrowers, the performance of loan collateral, and various macroeconomic considerations. The majority of our businesses offer credit products and services, which drive overall business performance. Consistent with our risk appetite, our business lines operate under credit standards that consider the borrower’s ability and willingness to repay loans. The failure to effectively manage credit risk can have a direct and significant impact on Ally’s earnings, capital position, and reputation. Refer to the Risk Management section of this MD&A for a further discussion of credit risk and performance of our consumer and commercial credit portfolios.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Within our Automotive Finance operations, we target a mix of consumers across the credit spectrum to achieve portfolio diversification and to optimize the risk and return of our consumer automotive portfolio. This is achieved through the utilization of robust credit decisioning processes coupled with granular pricing that is differentiated across our proprietary credit tiers. While we are a full-spectrum automotive finance lender, the significant majority of our consumer automotive loans are underwritten within the prime-lending segment. The carrying value of our nonprime consumer automotive loans before allowance for loan losses, as of December 31, 2019, was approximately 11.6%. During 2019, our strategy for originations was to optimize the deployment of capital by focusing on risk-adjusted returns against available origination opportunities, which has included a gradual and measured shift toward our Growth channel including used vehicle financings.
The Mortgage Finance team focuses on applicants with stronger credit profiles and with income streams to support repayments of the loan and operates under credit standards that consider and assess the value of the underlying real estate in accordance with prudent credit practices and regulatory requirements. Refer to the Mortgage Finance section of the MD&A that follows for credit quality information about purchases and originations of consumer mortgages held-for-investment. We generally rely on appraisals conducted by licensed appraisers in conformance with the expectations and requirements of Fannie Mae and federal regulators. When appropriate, we require credit enhancements such as private mortgage insurance. We price each mortgage loan that we originate based on a number of factors, including the customer’s FICO® Score, the loan-to-value (LTV) ratio, and the size of the loan. For bulk purchases, we only purchase loans from sellers with the financial wherewithal to support their representations and warranties and the experience to originate high-quality loans.
As further described in Note 2 to the Consolidated Financial Statements, on October 1, 2019, we acquired Health Credit Services, a digital payment provider that operates under the name Ally Lending, and offers point-of-sale financing to consumers. This expansion into digital point-of-sale lending further broadens Ally’s product portfolio to unsecured consumer financing. As of December 31, 2019, our gross carrying value of finance receivables related to Ally Lending was $212 million.
Within our commercial lending portfolios, Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies. During 2019, we continued to prudently grow this portfolio with a disciplined and selective approach to credit quality, which has generally included the avoidance of covenant-light lending arrangements. This includes growth of our lender finance vertical launched in 2019, which provides senior secured revolving credit facilities to asset managers, collateralized by a portfolio of loans. Within our commercial automotive business, we continue to offer a variety of dealer-centric lending products that primarily relate to floorplan financing and term loans. These commercial products are an important aspect of our dealer relationships and offer a secured lending arrangement with a number of strong collateral protections in the event of dealer default. The performance of our commercial credit portfolios continues to remain strong, as nonperforming finance receivables and loans decreased $134 million from December 31, 2018, to $215 million at December 31, 2019. During the years ended December 31, 2019, and 2018, we recognized total net charge-offs of $49 million and $8 million, respectively, within our commercial lending portfolios, primarily driven by partial charge-offs of four exposures within our Corporate Finance portfolio, as well as three accounts within our commercial automotive portfolio. Despite the increase in net charge-offs, our total commercial net charge-off ratio represented 0.1% of average commercial receivables and loans for the year ended December 31, 2019. Refer to the Risk Management section of this MD&A for further details.
During 2019, the U.S. economy continued to modestly expand, led by consumer spending. The labor market remained robust during the year, with the unemployment rate falling to 3.5% as of December 31, 2019. Our credit portfolios will continue to be impacted by household, business, economic, and market conditions—including used vehicle and housing price levels, and unemployment levels—and their impact to our borrowers. We expect to experience modest downward pressure on used vehicle values during 2020.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

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

Year ended December 31, ($ in millions)	2019	2018	2017	Favorable/(unfavorable) 2019–2018 % change	Favorable/(unfavorable) 2018–2017 % change
Total net revenue
Dealer Financial Services
Automotive Finance	$4,390	$4,038	$4,068	9	(1)
Insurance	1,328	1,035	1,118	28	(7)
Mortgage Finance	193	186	136	4	37
Corporate Finance	284	242	212	17	14
Corporate and Other	199	303	231	(34)	31
Total	$6,394	$5,804	$5,765	10	1
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$1,618	$1,368	$1,220	18	12
Insurance	315	80	168	n/m	(52)
Mortgage Finance	40	45	20	(11)	125
Corporate Finance	153	144	114	6	26
Corporate and Other	(159)	(15)	(15)	n/m	—
Total	$1,967	$1,622	$1,507	21	8
n/m = not meaningful

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by business line. For a discussion of our fiscal 2018 results compared to fiscal 2017, refer to Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation in our 2018 Annual Report on Form 10-K.

Year ended December 31, ($ in millions)	2019	2018	2017	Favorable/(unfavorable) 2019–2018 % change	Favorable/(unfavorable) 2018–2017 % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$9,857	$9,052	$8,322	9	9
Total interest expense	4,243	3,637	2,857	(17)	(27)
Net depreciation expense on operating lease assets	981	1,025	1,244	4	18
Net financing revenue and other interest income	4,633	4,390	4,221	6	4
Other revenue
Insurance premiums and service revenue earned	1,087	1,022	973	6	5
Gain on mortgage and automotive loans, net	28	25	68	12	(63)
Other gain (loss) on investments, net	243	(50)	102	n/m	(149)
Other income, net of losses	403	417	401	(3)	4
Total other revenue	1,761	1,414	1,544	25	(8)
Total net revenue	6,394	5,804	5,765	10	1
Provision for loan losses	998	918	1,148	(9)	20
Noninterest expense
Compensation and benefits expense	1,222	1,155	1,095	(6)	(5)
Insurance losses and loss adjustment expenses	321	295	332	(9)	11
Other operating expenses	1,886	1,814	1,683	(4)	(8)
Total noninterest expense	3,429	3,264	3,110	(5)	(5)
Income from continuing operations before income tax expense	1,967	1,622	1,507	21	8
Income tax expense from continuing operations	246	359	581	31	38
Net income from continuing operations	$1,721	$1,263	$926	36	36
n/m = not meaningful
2019 Compared to 2018
We earned net income from continuing operations of $1.7 billion for the year ended December 31, 2019, compared to $1.3 billion for the year ended December 31, 2018. During the year ended December 31, 2019, results were favorably impacted by higher net financing revenue, primarily driven by higher yields and growth in earning assets. Results for the year ended December 31, 2019, were also favorably impacted by a release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2019, and higher market values of equity investments primarily within our Insurance operations. These items were partially offset by higher provision for loan losses, and higher noninterest expense for the year ended December 31, 2019.
Net financing revenue and other interest income increased $243 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. Within our Automotive Finance operations, consumer automotive financing revenue benefited from improved portfolio yields as a result of our continued focus on expanding risk-adjusted returns, and higher average consumer asset levels resulting from sustained asset growth. During the year ended December 31, 2019, commercial automotive net financing revenue also increased due primarily to higher yields resulting from higher average benchmark interest rates. Income from interest and dividends on investment securities and other earning assets, including cash and cash equivalents, increased $173 million for the year ended December 31, 2019, compared to 2018, due to both higher yields and higher balances of investment securities as we continue to utilize this portfolio to manage liquidity and generate a stable source of income. Financing revenue and other interest income within our Corporate Finance operations was favorably impacted by our strategy to prudently grow assets and our product suite within existing verticals while selectively pursuing opportunities to broaden industry and product diversification. The increase to financing revenue and other interest income was partially offset by an increase of 17% in total interest expense for the year ended December 31, 2019, compared to the year ended December 31, 2018.
While we continue to shift borrowings toward more cost-effective deposit funding and reduce our dependence on market-based funding through reductions in higher-cost secured and unsecured debt, interest expense increased as a result of higher market rates across all funding

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

sources. Additionally, our overall borrowing levels were higher to support the growth in our lending operations. Our total deposit liabilities increased $14.6 billion to $120.8 billion as of December 31, 2019, as compared to December 31, 2018.
Insurance premiums and service revenue earned was $1.1 billion for the year ended December 31, 2019, respectively, compared to $1.0 billion for 2018. The increase for the year ended December 31, 2019, was primarily due to vehicle inventory insurance portfolio growth and rate increases.
Other gain on investments, net increased $293 million for the year ended December 31, 2019, compared to the year ended December 31, 2018, due to favorable market conditions during the year ended December 31, 2019. The gain on investments for the year ended December 31, 2019, includes $92 million of unrealized gains as a result of changes in the fair value of our portfolio of equity securities, compared to $121 million of unrealized losses in the fair value of our portfolio of equity securities for the year ended December 31, 2018.
The provision for loan losses was $998 million for the year ended December 31, 2019, compared to $918 million in 2018. The increase in provision for loan losses for the year ended December 31, 2019, was primarily driven by reserve reductions during the year ended December 31, 2018, associated with hurricane activity experienced during 2017 within our consumer automotive loan portfolio, the acquisition of the Health Credit Services portfolio, and increases within the corporate finance portfolio due to favorable credit ratings migration in 2018 and portfolio growth, as well as a $6 million recovery of a previously charged-off loan in the second quarter of 2018 that did not reoccur. We continue to experience strong overall credit performance driven by favorable macroeconomic conditions including low unemployment, as well as continued disciplined underwriting and higher recoveries. Refer to the Risk Management section of this MD&A for further discussion on our provision for loan losses.
Noninterest expense increased $165 million for the year ended December 31, 2019, as compared to 2018. The increase for the year ended December 31, 2019, was driven by increased expenses to support the growth of our consumer product suite. We continue to make investments in our technology platform to enhance the customer experience and expand our digital capabilities, and in marketing activities to promote brand awareness and drive retail deposit growth. Additionally, the increase for the year ended December 31, 2019, was driven by higher insurance losses and loss adjustment expense within our insurance operations primarily related to growth experienced in our portfolio of products.
We recognized total income tax expense from continuing operations of $246 million for the year ended December 31, 2019, compared to $359 million in 2018. The decrease in income tax expense for the year ended December 31, 2019, compared to 2018, was primarily due to a release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2019. The valuation allowance release was primarily driven by our current capacity to engage in certain foreign securitization transactions and the market demand from investors related to these transactions, coupled with the anticipated timing of the forecasted expiration of certain foreign tax credit carryforwards. Additionally, the decrease in income tax expense for the year ended December 31, 2019, compared to 2018, was partially offset by the tax effects of an increase in pretax earnings and a nonrecurring tax benefit from the release of valuation allowance against state net operating loss carryforwards as a result of a state tax law enactment in the third quarter of 2018.

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

Year ended December 31, ($ in millions)	2019	2018	2017	Favorable/(unfavorable) 2019–2018 % change	Favorable/(unfavorable) 2018–2017 % change
Net financing revenue and other interest income
Consumer	$4,775	$4,287	$3,882	11	10
Commercial	1,561	1,516	1,306	3	16
Loans held-for-sale	—	3	—	(100)	n/m
Operating leases	1,470	1,489	1,867	(1)	(20)
Other interest income	8	7	6	14	17
Total financing revenue and other interest income	7,814	7,302	7,061	7	3
Interest expense	2,692	2,508	2,104	(7)	(19)
Net depreciation expense on operating lease assets	981	1,025	1,244	4	18
Net financing revenue and other interest income	4,141	3,769	3,713	10	2
Other revenue
Gain on automotive loans, net	8	22	76	(64)	(71)
Other income	241	247	279	(2)	(11)
Total other revenue	249	269	355	(7)	(24)
Total net revenue	4,390	4,038	4,068	9	(1)
Provision for loan losses	962	920	1,134	(5)	19
Noninterest expense
Compensation and benefits expense	524	505	510	(4)	1
Other operating expenses	1,286	1,245	1,204	(3)	(3)
Total noninterest expense	1,810	1,750	1,714	(3)	(2)
Income from continuing operations before income tax expense	$1,618	$1,368	$1,220	18	12
Total assets	$113,863	$117,304	$114,089	(3)	3
n/m = not meaningful
Components of net operating lease revenue, included in amounts above, were as follows.

Year ended December 31, ($ in millions)	2019	2018	2017	Favorable/(unfavorable) 2019–2018 % change	Favorable/(unfavorable) 2018–2017 % change
Net operating lease revenue
Operating lease revenue	$1,470	$1,489	$1,867	(1)	(20)
Depreciation expense
Depreciation expense on operating lease assets (excluding remarketing gains)	1,050	1,115	1,368	6	18
Remarketing gains, net	(69)	(90)	(124)	(23)	(27)
Net depreciation expense on operating lease assets	981	1,025	1,244	4	18
Total net operating lease revenue	$489	$464	$623	5	(26)
Investment in operating leases, net	$8,864	$8,417	$8,741	5	(4)

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	2019		2018		2017
Year ended December 31, ($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$72,268	6.60%	$69,804	6.14%	$66,502	5.80%
Commercial
Wholesale floorplan	28,200	4.60	29,455	4.21	31,586	3.37
Other commercial automotive (d)	5,663	4.65	6,038	4.55	5,802	4.15
Investment in operating leases, net (e)	8,509	5.74	8,590	5.40	9,791	6.36

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

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

(e)
Yield includes gains on the sale of off-lease vehicles of $69 million, $90 million, and $124 million for the years ended December 31, 2019, 2018, and 2017, respectively. Excluding these gains on sale, the yield would be 4.93%, 4.35%, and 5.10% for the years ended December 31, 2019, 2018, and 2017, respectively.

2019 Compared to 2018
Our Automotive Finance operations earned income from continuing operations before income tax expense of $1.6 billion for the year ended December 31, 2019, compared to $1.4 billion for the year ended December 31, 2018. During the year ended December 31, 2019, we continued to focus on driving capital optimization and expanding risk-adjusted returns. As a result, we experienced higher consumer loan financing revenue, primarily due to an increase in consumer loan portfolio yields and asset levels. We also experienced higher commercial financing revenue due to higher yields resulting from higher average benchmark interest rates. Growth in finance revenue for the year ended December 31, 2019, was partially offset by higher interest expense driven by higher funding costs and growth in our consumer loan portfolio as well as an increase in provision for loan losses.
Consumer automotive loan financing revenue increased $488 million for the year ended December 31, 2019, compared to 2018. The increase was primarily due to improved portfolio yields as a result of our continued focus on expanding risk-adjusted returns, and higher average consumer asset levels resulting from sustained asset growth, including a continued focus on the used-vehicle portfolio primarily through franchised dealers and growth in application volume from our dealer network. Through these actions, we continue to optimize our origination mix and achieve greater portfolio diversification.
Commercial loan financing revenue increased $45 million for the year ended December 31, 2019, compared to 2018. The increase was primarily due to higher yields resulting from higher average benchmark interest rates. The increase was partially offset by a decrease in average outstanding floorplan assets compared to 2018.
Interest expense was $2.7 billion for the year ended December 31, 2019, compared to $2.5 billion for the year in 2018. The increase was primarily due to higher funding costs and growth in our consumer automotive loan portfolio.
We recorded gains from the sale of consumer automotive loans of $8 million for the year ended December 31, 2019, compared to gains of $22 million for the year ended December 31, 2018. We continue to selectively utilize whole-loan sales to proactively manage our credit exposure, asset levels, funding, and capital utilization, including the sale of previously written-down consumer automotive loans related to consumers in Chapter 13 bankruptcy.
Other income decreased 2% for the year ended December 31, 2019, compared to 2018. The decrease was primarily due to a decline in servicing fee income resulting from lower levels of off-balance-sheet consumer automotive serviced loans and also attributable to a decrease in remarketing fee income resulting from lower operating lease termination volume.
Total net operating lease revenue increased $25 million for the year ended December 31, 2019, compared to 2018. The increase was primarily due to favorable performance and mix in our outstanding lease portfolio. Additionally, we recognized lower remarketing gains of $69 million for the year ended December 31, 2019, compared to $90 million in 2018. The decrease was primarily due to a lower number of terminated units and lower gain per unit. The lower number of terminated units was primarily due to the runoff of our legacy GM operating lease portfolio, which was substantially wound-down as of June 30, 2018. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

The provision for loan losses was $962 million for the year ended December 31, 2019, respectively, compared to $920 million in 2018. For the year ended December 31, 2019, the increase in provision for loan losses was primarily driven by reserve reductions during the year ended December 31, 2018, associated with hurricane activity experienced during 2017 in our consumer automotive loan portfolio. We continue to experience strong overall credit performance driven by favorable macroeconomic conditions including low unemployment, as well as continued disciplined underwriting, and higher recoveries. Refer to the Risk Management section of this MD&A for further discussion.

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
Acquisition and Underwriting
Our consumer underwriting process is focused on multidimensional risk factors and data driven risk-adjusted probabilities that are continuously monitored and routinely updated. Each application is placed into an analytical category based on specific aspects of the applicant’s credit profile and loan structure. We then evaluate the application by applying a proprietary credit scoring algorithm tailored to its applicable category. Inputs into this algorithm include, but are not limited to, proprietary scores and deal structure variables such as LTV, new or used vehicle collateral, and term of financing. The output of the algorithm is used to sort applications into various credit tiers (S, A, B, C, D, and E). Credit tiers help determine our primary indication of credit quality and pricing, and are also communicated to the dealer that submitted the application. This process is built on long established credit risk fundamentals to determine both the applicant’s ability and willingness to repay. While advances in excess of 100% of the vehicle collateral value at loan origination—notwithstanding cash down and vehicle trade in value—are typical in the industry (primarily due to additional costs such as mechanical warranty contracts, taxes, license, and title fees), our pricing, risk, and underwriting processes are rooted in statistical analysis to manage this risk.
Our underwriting process uses a combination of automated strategies and manual evaluation by an experienced team of dedicated underwriters. We have developed an automated process to expedite the review of applications with various combinations of credit factors that we have observed over time to substantially outperform or underperform in terms of net credit losses. As a result, automated decisions are based on many clusters of credit factors rather than a small set of benchmark characteristics. Automated approvals are primarily limited to the higher-quality credit tiers and automated rejections to lower-quality credit tiers. Underwriting is also governed by our credit policies, which set forth guidelines such as acceptable transaction parameters and verification requirements. For higher-risk approved transactions, these guidelines require verification of details such as applicant income and employment through documentation provided by the applicant or other data sources.
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
Consumer Automotive Financing
New- and used-vehicle consumer financing through dealerships takes one of two forms: retail installment sales contracts (retail contracts) and operating lease contracts. We purchase retail contracts for new and used vehicles and operating lease contracts from dealers after those contracts are executed by the dealers and the consumers. Our consumer automotive financing operations generate revenue primarily through finance charges on retail contracts and rental payments on operating lease contracts. In connection with operating lease contracts, we recognize depreciation expense on the vehicle over the operating lease contract period and we may also recognize a gain or loss on the remarketing of the vehicle at the end of the lease.
The amount we pay a dealer for a retail contract is based on the rate of finance charge agreed by the dealer and customer, the negotiated purchase price of the vehicle, any other products such as service contracts, less any vehicle trade-in value, any down payment from the consumer, and any available automotive manufacturer incentives. Under the retail contract, the consumer is obligated to make payments in an amount equal to the purchase price of the vehicle (less any trade-in or down payment) plus finance charges at a rate negotiated between the consumer and the dealer. In addition, the consumer is responsible for charges related to past-due payments. Consistent with industry practice, when we purchase the retail contract, we pay the dealer at a rate discounted below the rate agreed by the dealer and the consumer (generally described in the industry as the “buy rate”). Our agreements with dealers limit the amount of the discount that we will accept. Although we do not own the vehicles that we finance through retail contracts, our agreements require that we hold a perfected security interest in those vehicles.
With respect to consumer leasing, we purchase operating lease contracts and the associated vehicles from dealerships after those contracts are executed by the dealers and the consumers. The amount we pay a dealer for an operating lease contract is based on the negotiated price for the vehicle, less any vehicle trade-in, any down payment from the consumer, and any available automotive manufacturer incentives. Under an operating lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value, down payment, or any available manufacturer incentives) exceeds the contract residual value (including residual support) of the vehicle at lease termination, plus operating lease rental charges. The consumer is also generally responsible for charges related to past-due payments, excess mileage, excessive wear and tear, and certain disposal fees where applicable. At contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as vehicle age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally generated data is compared against third-party, independent data for reasonableness.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Periodically, we revise the projected value of the leased vehicle at termination based on then-current market conditions and adjust depreciation expense, if appropriate, over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense.
Our standard consumer operating lease contract, SmartLease, requires a monthly payment by the consumer. We also offer an alternative leasing plan, SmartLease Plus, which requires one up-front payment of all operating lease amounts at the time the consumer takes possession of the vehicle.
Our standard consumer lease contracts are operating leases; therefore, credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease credit losses are primarily limited to past-due payments and assessed fees. Since some of these fees are not assessed until the vehicle is returned, these losses on the operating lease portfolio are correlated with lease termination volume. Operating lease accounts over 30 days past due represented 1.34% and 1.48% of the portfolio at December 31, 2019, and 2018, respectively.
With respect to all financed vehicles, whether subject to a retail contract or an operating lease contract, we require that property damage insurance be obtained by the consumer. In addition, for operating lease contracts, we require that bodily injury, collision, and comprehensive insurance be obtained by the consumer.
For the year ended December 31, 2019, our portfolio yield for consumer automotive loans increased 46 basis points relative to the year ended December 31, 2018. We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates at the time of origination, anticipated operating costs, and targeted return on equity. Over the past several years, we have continued to focus on optimizing pricing relative to market interest rates as well as portfolio diversification and the used-vehicle segment, primarily through franchised dealers, which has contributed to higher yields on our consumer automotive loan portfolio. Commensurate with this shift in origination mix, we continue to maintain consistent, disciplined underwriting within our new and used consumer automotive loan originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.4 billion, or approximately 11.6% of our total consumer automotive loans at December 31, 2019, as compared to $8.3 billion, or approximately 11.7% of our total consumer automotive loans at December 31, 2018.
The following table presents retail loan originations by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Year ended December 31, 2019
S	$4.9	26	739	$6.0	46	744
A	8.0	42	678	4.9	38	676
B	4.6	24	645	1.6	13	643
C	1.4	7	613	0.4	3	613
D	0.1	1	568	—	—	569
Total retail originations	$19.0	100	681	$12.9	100	700
Year ended December 31, 2018
S	$5.0	27	739	$6.2	47	746
A	7.8	43	675	4.8	37	676
B	4.3	24	644	1.8	14	645
C	1.1	6	611	0.3	2	613
Total retail originations	$18.2	100	682	$13.1	100	701
Year ended December 31, 2017
S	$4.1	26	749	$6.8	46	757
A	7.0	45	666	5.4	37	670
B	3.8	24	640	2.1	14	641
C	0.8	5	606	0.4	3	610
Total retail originations	$15.7	100	679	$14.7	100	702

(a)
Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring. We originated an insignificant amount of retail loans classified below Tier C during the years ended December 31, 2018, and 2017.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

Year ended December 31,	2019	2018	2017
0–71	20%	20%	20%
72–75	65	67	66
76 +	15	13	14
Total retail originations (a)	100%	100%	100%

(a)	Excludes recreational vehicle (RV) loans. RV lending was discontinued in 2018.
Retail originations with a term of 76 months or more represented 15% of total retail originations for the year ended December 31, 2019, respectively, compared to 13% for the year ended December 31, 2018, and 14% for the year ended December 31, 2017. Substantially all of the loans originated with a term of 76 months or more during the years ended December 31, 2019, 2018, and 2017, were considered to be prime and in credit tiers S, A, or B. We define prime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.
The following table presents the percentage of total outstanding retail loans by origination year.

December 31,	2019	2018	2017
Pre-2015	2%	5%	11%
2015	5	11	19
2016	10	18	30
2017	17	27	40
2018	27	39	—
2019	39	—	—
Total	100%	100%	100%
The 2019, 2018, and 2017 vintages compose 83% of the overall retail portfolio as of December 31, 2019, and have higher average buy rates than older vintages.
The following tables present the total retail loan and operating lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2019	2018	2017	2019	2018	2017
Used retail	$18,968	$18,239	$15,698	52	52	45
New retail standard	12,717	12,752	14,587	35	36	42
Lease	4,371	4,058	4,237	12	11	12
New retail subvented	221	330	163	1	1	1
Total consumer automotive financing originations (a)	$36,277	$35,379	$34,685	100	100	100

(a)
Includes CSG originations of $4.0 billion, $3.7 billion, and $3.8 billion for the years ended December 31, 2019, 2018, and 2017, respectively, and RV originations of $238 million and $459 million for the years ended December 31, 2018, and 2017, respectively.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2019	2018	2017	2019	2018	2017
Growth channel	$17,195	$16,190	$13,767	47	46	40
Chrysler dealers	9,692	9,511	9,953	27	27	28
GM dealers	9,390	9,678	10,965	26	27	32
Total consumer automotive financing originations	$36,277	$35,379	$34,685	100	100	100
During the year ended December 31, 2019, total consumer automotive loan and operating lease originations increased $898 million, compared to 2018. The increase was primarily due to increased originations from the Growth channel, which was partially offset by lower originations from the GM channel. Over the past several years we have continued to diversify our portfolio through the Growth channel, including increased levels of used vehicle loan volume, which we view as an attractive asset class consistent with our continued focus on obtaining appropriate risk-adjusted returns.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

We have included origination metrics by loan term and FICO® Score within this MD&A. However, the proprietary way we evaluate risk is based on multiple inputs as described in the section above titled Acquisition and Underwriting.
The following table presents the percentage of retail loan and operating lease originations, in dollars, by FICO® Score and product type.

	Used retail	New retail	Lease
Year ended December 31, 2019
740 +	18%	24%	47%
660–739	39	34	35
620–659	25	19	11
540–619	13	7	5
< 540	1	1	—
Unscored (a)	4	15	2
Total consumer automotive financing originations	100%	100%	100%
Year ended December 31, 2018
740 +	19%	25%	49%
660–739	39	34	34
620–659	27	21	10
540–619	12	6	5
< 540	1	1	—
Unscored (a)	2	13	2
Total consumer automotive financing originations	100%	100%	100%
Year ended December 31, 2017
740 +	18%	28%	46%
660–739	37	32	38
620–659	29	21	10
540–619	13	7	4
< 540	1	1	—
Unscored (a)	2	11	2
Total consumer automotive financing originations	100%	100%	100%

(a)	Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 11% of total consumer loan and operating lease originations for the year ended December 31, 2019, compared to 10% for year ended December 31, 2018. Consumer loans and operating leases with FICO® Scores of less than 540 continued to compose only 1% of total originations for the year ended December 31, 2019. Nonprime applications that are not automatically declined by our proprietary credit-scoring models for risk reasons are manually reviewed and decisioned by an experienced underwriting team. Nonprime applications are subject to more stringent underwriting criteria (for example, minimum payment-to-income ratio and vehicle mileage, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
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
Under what the automotive finance industry refers to as “pull-ahead programs,” consumers may be encouraged by the manufacturer to terminate operating leases early in conjunction with the acquisition of a new vehicle. As part of these programs, we waive all or a portion of

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

the customer’s remaining payment obligation. Under most programs, the automotive manufacturer compensates us for a portion of the foregone revenue from the waived payments. This compensation may be partially offset to the extent that our remarketing sales proceeds are higher than otherwise would be realized if the vehicle had been remarketed upon contract maturity.
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
Collections activity includes initiating contact with customers who fail to comply with the terms of the retail contract or operating lease agreement by sending reminder notices or contacting customers via various channels when an account becomes 3 to 20 days past due. The type of collection treatment and level of intensity increases as the account becomes more delinquent. The nature and timing of these activities depend on the repayment risk of the account.
During the collections process, we may offer a payment extension to a customer experiencing temporary financial difficulty. A payment extension enables the customer to delay monthly payments for 30, 60, or 90 days. Extensions granted to a customer typically do not exceed 90 days in the aggregate during any 12-month period or 180 days in aggregate over the life of the contract. During the extension period, finance charges continue to accrue. If the customer’s financial difficulty is not temporary but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the remaining obligation, extending the term and lowering the scheduled monthly payment. In those cases, the outstanding balance generally remains unchanged. The use of extensions and modifications helps us mitigate financial loss. Extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. Modifications may also be utilized in cases where we believe customers can fulfill the obligation with lower payments over a longer period. Before offering an extension or modification, we evaluate and take into account the capacity of the customer to meet the revised payment terms. Generally, we do not consider extensions that fall within our policy guidelines to represent more than an insignificant delay in payment, and therefore, they are not considered a Troubled Debt Restructuring (TDR). Although the granting of an extension could delay the eventual charge-off of an account, typically we are able to repossess and sell the related collateral, thereby mitigating the loss. At December 31, 2019, 10.6% of the total amount outstanding in the servicing portfolio had been granted an extension or was rewritten, compared to 11.3% at December 31, 2018.
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
Our total consumer automotive serviced portfolio was $80.6 billion and $79.7 billion at December 31, 2019, and 2018, respectively, compared to our consumer automotive on-balance-sheet serviced portfolio of $80.0 billion and $77.8 billion.
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

•
Internet auctions — Once the lessee and the dealer decline to purchase the off-lease vehicle, we offer it to dealers and other third parties through our proprietary internet site (SmartAuction). Through SmartAuction, we seek to maximize the net sales proceeds from an off-lease vehicle by reducing the time between vehicle return and ultimate disposition, reducing holding costs, and

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

broadening the number of prospective buyers. We use SmartAuction for our own vehicles and make it available for third-party use. We earn a service fee for every third-party vehicle sold through SmartAuction, which includes the cost of ClearGuard coverage, our protection product designed to assist in minimizing the risk to dealers of arbitration claims for eligible vehicles. In 2019, approximately 270,000 vehicles were sold through SmartAuction.

•
Physical auctions — We dispose of an off-lease vehicle not purchased at termination by the lessee or dealer or sold on SmartAuction through traditional third-party, physical auctions. We are responsible for handling decisions at the auction including arranging for inspections, authorizing repairs and reconditioning, and determining whether bids received at auction should be accepted.

We employ an internal team, including statisticians, to manage our analysis of projected used vehicle values and residual risk. This team aids in the pricing of new operating leases, managing the disposal process including vehicle concentration risk, geographic optimization of vehicles to maximize gains, disposal platform (internet vs. physical), and evaluating our residual risk on a real-time basis. This team tracks market movements of used vehicles using data down to the VIN level including trim and options, vehicle age, mileage, and seasonality factors that we feel are more relevant than other published indices (for example, Manheim, NADA). This analysis includes vehicles sold on our SmartAuction platform, as well as vehicles sold through Manheim, ADESA, and over 200 independent physical auction sites. We believe this analysis gives us a competitive advantage over our peers.
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
Wholesale floorplan financing is generally extended in the form of lines of credit to individual dealers. These lines of credit are secured by the vehicles financed and all other vehicle inventory, which provide strong collateral protection in the event of dealership default. Additional collateral (for example, blanket lien over all dealership assets) or other credit enhancements (for example, personal guarantees from dealership owners) are generally obtained to further mitigate credit risk. Furthermore, in some cases, we may benefit from situations where an automotive manufacturer repurchases vehicles. These repurchases may serve as an additional layer of protection in the event of repossession of dealership new-vehicle inventory or dealership franchise termination. The amount we advance to dealers for a new vehicle is equal to 100% of the manufacturer’s wholesale invoice price. The amount we advance to dealers for a used vehicle is typically 90–100% of the dealer’s cost of acquiring it. Interest on wholesale floorplan financing is generally payable monthly. The majority of wholesale floorplan financing is structured to yield interest at a floating rate indexed to London interbank offered rate (LIBOR) or the Prime Rate. The rate for a particular dealer is based on, among other things, competitive factors, the size of the account, and the dealer’s creditworthiness. Additionally, under our Ally Dealer Rewards Program, dealers benefit in certain circumstances from wholesale-floorplan-financing incentives, which we credit and account for as a reduction to interest income in the period they are earned.
Under our wholesale-floorplan-financing agreement, a dealership is generally required to pay the principal amount financed for a vehicle within a specified number of days following the dealership’s sale or lease of the vehicle. The agreement also affords us the right to demand payment of all amounts owed under the wholesale credit line at any time. We, however, generally make this demand only if we terminate the credit line, the dealer defaults, or a risk-based reason exists to do so.
Commercial Wholesale Financing Volume
The following table presents the percentage of average balance of our commercial wholesale floorplan finance receivables, in dollars, by product type and by channel.

	Average balance
Year ended December 31, ($ in millions)	2019	2018	2017
GM new vehicles	40%	42%	50%
Chrysler new vehicles	33	31	25
Growth new vehicles	13	14	13
Used vehicles	14	13	12
Total	100%	100%	100%
Total commercial wholesale finance receivables	$28,200	$29,455	$31,586
Average commercial wholesale financing receivables outstanding decreased $1.3 billion during the year ended December 31, 2019, compared to 2018. The decrease was primarily driven by a reduction in the number of GM dealer relationships due to the competitive environment across the automotive lending market and reduced dealer inventory levels, partially offset by higher average vehicle prices. Dealer inventory levels are dependent on a number of factors, including manufacturer production schedules and vehicle mix, sales incentives, and industry sales—all of which can influence future wholesale balances. Manufacturer production and corresponding dealer stock levels, as well as dealer penetration levels, may continue to influence our future wholesale balances during 2020.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, we generally also have cross-collateral and cross-default provisions in place with dealers. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans decreased 6% to $5.7 billion for the year ended December 31, 2019, compared to the year ended December 31, 2018.
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

Year ended December 31, ($ in millions)	2019	2018	2017	Favorable/(unfavorable) 2019–2018 % change	Favorable/(unfavorable) 2018–2017 % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$1,087	$1,022	$973	6	5
Interest and dividends on investment securities and cash and cash equivalents, net (a)	54	54	59	—	(8)
Other gain (loss) on investments, net (b)	175	(51)	78	n/m	(165)
Other income	12	10	8	20	25
Total insurance premiums and other income	1,328	1,035	1,118	28	(7)
Expense
Insurance losses and loss adjustment expenses	321	295	332	(9)	11
Acquisition and underwriting expense
Compensation and benefits expense	80	75	73	(7)	(3)
Insurance commissions expense	475	440	415	(8)	(6)
Other expenses	137	145	130	6	(12)
Total acquisition and underwriting expense	692	660	618	(5)	(7)
Total expense	1,013	955	950	(6)	(1)
Income from continuing operations before income tax expense	$315	$80	$168	n/m	(52)
Total assets	$8,547	$7,734	$7,464	11	4
Insurance premiums and service revenue written	$1,310	$1,174	$996	12	18
Combined ratio (c)	92.2%	92.6%	96.8%
n/m = not meaningful

(a)	Includes interest expense of $79 million, $67 million, and $50 million for the years ended December 31, 2019, 2018, and 2017, respectively.

(b)
Includes net unrealized gains of $88 million for the year ended December 31, 2019, compared to net unrealized losses of $112 million for the year ended December 31, 2018. These net unrealized gains and losses are included in net income as a result of the adoption of ASU 2016-01 on January 1, 2018.

(c)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

2019 Compared to 2018
Our Insurance operations earned income from continuing operations before income tax expense of $315 million for the year ended December 31, 2019, compared to $80 million for the year ended December 31, 2018. The increase for the year ended December 31, 2019, was primarily driven by $88 million of net unrealized gains on investments due to favorable market conditions within our equity portfolio, compared to net unrealized losses of $112 million for the year ended December 31, 2018.
Insurance premiums and service revenue earned was $1.1 billion for the year ended December 31, 2019, compared to $1.0 billion for the year ended December 31, 2018. The increase for the year ended December 31, 2019, was primarily due to vehicle inventory insurance portfolio growth and rate increases.
Insurance losses and loss adjustment expenses totaled $321 million for the year ended December 31, 2019, compared to $295 million in 2018. The increase for the year ended December 31, 2019, was primarily driven by vehicle inventory insurance portfolio growth and higher VSC, GAP, and other policies in force. Total acquisition and underwriting expense increased $32 million for the year ended December 31, 2019. The increase for the year ended December 31, 2019, was primarily due to an increase in insurance commissions expense, driven by growth in our written insurance premiums and service revenue. Growth in insurance premiums and service revenue earned outpaced expense increases, which led to a decrease in the combined ratio to 92.2% for the year ended December 31, 2019, compared to 92.6% for the year ended December 31, 2018. In April 2019, we renewed our annual reinsurance program and continue to utilize this coverage to manage our risk of weather-related loss.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Premium and Service Revenue Written
The following table summarizes premium and service revenue written by product, net of premiums ceded to reinsurers. VSC and GAP revenue are earned over the life of the service contract on a basis proportionate to the anticipated cost pattern. Refer to Note 3 to the Consolidated Financial Statements for further discussion of this revenue stream.

Year ended December 31, ($ in millions)	2019	2018	2017
Finance and insurance products
Vehicle service contracts	$901	$856	$711
Guaranteed asset protection and other finance and insurance products (a)	121	101	94
Total finance and insurance products	1,022	957	805
Property and casualty insurance (b)	288	217	191
Total	$1,310	$1,174	$996

(a)	Other products include VMCs, ClearGuard, and other ancillary products.

(b)	P&C insurance include vehicle inventory insurance and dealer ancillary products.
Insurance premiums and service revenue written was $1.3 billion for the year ended December 31, 2019, compared to $1.2 billion in 2018. The increase for the year ended December 31, 2019, was primarily due to vehicle inventory insurance portfolio growth and rate increases, and higher vehicle service contract volume.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

December 31, ($ in millions)	2019	2018
Cash
Noninterest-bearing cash	$95	$252
Interest-bearing cash	1,230	644
Total cash	1,325	896
Equity securities	608	766
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	528	460
U.S. States and political subdivisions	530	691
Foreign government	186	145
Agency mortgage-backed residential	1,132	758
Mortgage-backed residential	70	135
Corporate debt	1,363	1,241
Total available-for-sale securities	3,809	3,430
Total cash and securities	$5,742	$5,092

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

Year ended December 31, ($ in millions)	2019	2018	2017	Favorable/(unfavorable) 2019–2018 % change	Favorable/(unfavorable) 2018–2017 % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$577	$483	$308	19	57
Interest expense	406	304	176	(34)	(73)
Net financing revenue and other interest income	171	179	132	(4)	36
Gain on mortgage loans, net	20	5	3	n/m	67
Other income, net of losses	2	2	1	—	100
Total other revenue	22	7	4	n/m	75
Total net revenue	193	186	136	4	37
Provision for loan losses	5	1	8	n/m	88
Noninterest expense
Compensation and benefits expense	31	32	23	3	(39)
Other operating expenses	117	108	85	(8)	(27)
Total noninterest expense	148	140	108	(6)	(30)
Income from continuing operations before income tax expense	$40	$45	$20	(11)	125
Total assets	$16,279	$15,211	$11,708	7	30
n/m = not meaningful
2019 Compared to 2018
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $40 million for the year ended December 31, 2019, compared to $45 million for the year ended December 31, 2018. The decrease for the year ended December 31, 2019, was primarily due to higher prepayment activity, an increase in provision for loan losses, and higher noninterest expense driven primarily by continued asset growth. The decrease was partially offset by growth in our mortgage loan portfolio and an increase in the net gain on sale of mortgage loans.
Net financing revenue and other interest income was $171 million for the year ended December 31, 2019, compared to $179 million for the year ended December 31, 2018. The decrease in net financing revenue and other interest income for the year ended December 31, 2019, was primarily due to accelerated premium amortization on purchased loans due to higher prepayment activity driven by a lower interest rate environment, partially offset by increased loan balances as a result of bulk purchases of high-quality jumbo and LMI mortgage loans and direct-to-consumer originations. During the year ended December 31, 2019, we purchased $3.5 billion of mortgage loans that were originated by third parties and originated $2.0 billion of mortgage loans held-for-investment, compared to $4.4 billion and $401 million, respectively, during the year ended December 31, 2018.
Gain on sale of mortgage loans, net, was $20 million for the year ended December 31, 2019, compared to $5 million for the year ended December 31, 2018. The increase was driven by higher direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment provider, and the execution of whole-loan sales during the year ended December 31, 2019. During the year ended December 31, 2019, we originated $738 million of loans held-for-sale compared to $302 million during the year ended December 31, 2018.
The provision for loan losses increased $4 million for the year ended December 31, 2019, compared to the year ended December 31, 2018, as a result of reserve releases for the year ended December 31, 2018, that did not reoccur.
Total noninterest expense was $148 million for the year ended December 31, 2019, compared to $140 million for the year ended December 31, 2018. The increase was primarily driven by continued asset growth.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the total unpaid principal balance (UPB) of purchases and originations of consumer mortgages held-for-investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Year ended December 31, 2019
740 +	$4,462	83
720–739	520	10
700–719	397	7
680–699	27	—
Total consumer mortgage financing volume	$5,406	100
Year ended December 31, 2018
740 +	$3,861	80
720–739	520	11
700–719	391	8
680–699	74	1
660–679	1	—
Total consumer mortgage financing volume	$4,847	100
Year ended December 31, 2017
740 +	$3,831	83
720–739	478	10
700–719	288	6
680–699	22	1
660–679	10	—
Total consumer mortgage financing volume	$4,629	100
The following table presents the net UPB, net UPB as a percentage of total, weighted-average coupon (WAC), premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
December 31, 2019
Adjustable-rate	$1,715	11	3.46%	$22	51.59%	774
Fixed-rate	14,200	89	4.07	244	61.39	774
Total	$15,915	100	4.01	$266	60.33	774
December 31, 2018
Adjustable-rate	$2,828	19	3.40%	$37	53.69%	775
Fixed-rate	12,042	81	4.15	248	60.97	774
Total	$14,870	100	4.01	$285	59.58	774

(a)	Represents UPB, net of charge-offs.

(b)	Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.

(c)	Updated to reflect changes in credit score since loan origination.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

Year ended December 31, ($ in millions)	2019	2018	2017	Favorable/(unfavorable) 2019–2018 % change	Favorable/(unfavorable) 2018–2017 % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$363	$321	$256	13	25
Interest on loans held-for-sale	10	10	—	—	n/m
Interest expense	134	127	89	(6)	(43)
Net financing revenue and other interest income	239	204	167	17	22
Total other revenue	45	38	45	18	(16)
Total net revenue	284	242	212	17	14
Provision for loan losses	36	12	22	n/m	45
Noninterest expense
Compensation and benefits expense	58	53	47	(9)	(13)
Other operating expenses	37	33	29	(12)	(14)
Total noninterest expense	95	86	76	(10)	(13)
Income from continuing operations before income tax expense	$153	$144	$114	6	26
Total assets	$5,787	$4,670	$3,979	24	17
n/m = not meaningful
2019 Compared to 2018
Our Corporate Finance operations earned income from continuing operations before income tax expense of $153 million for the year ended December 31, 2019, compared to $144 million for the year ended December 31, 2018. The increase was due primarily to higher net financing revenue and other interest income resulting from higher asset levels, partially offset by higher provision for loan losses recognized during the first quarter of 2019.
Net financing revenue and other interest income was $239 million for the year ended December 31, 2019, respectively, compared to $204 million for the year ended December 31, 2018. The increase was primarily due to the growth of our loan portfolio, represented by a 23% increase in the gross carrying value of finance receivables and loans. Growth in the portfolio was primarily driven by asset-based lending, including our lender finance vertical, which provides asset managers with partial funding for their direct lending activities.
Other revenue was $45 million for the year ended December 31, 2019, compared to $38 million for the year ended December 31, 2018. The increase for the year ended December 31, 2019, was primarily driven by higher unrealized losses on equity securities in 2018, partially offset by lower fee income.
The provision for loan losses increased $24 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily driven by higher reserves associated with favorable credit ratings migration in 2018 and portfolio growth, as well as a $6 million recovery of a previously charged-off loan recognized during the second quarter of 2018 that did not reoccur.
Total noninterest expense was $95 million for the year ended December 31, 2019, respectively, compared to $86 million for the year ended December 31, 2018. The increase was primarily due to higher compensation and benefits expense and other noninterest costs associated with growth in the business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Credit Portfolio
The following table presents loans held-for-sale, the gross carrying value of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations.

December 31, ($ in millions)	2019	2018
Loans held-for-sale, net	$100	$47
Finance receivables and loans	$5,688	$4,636
Unfunded lending commitments (a)	$2,682	$2,141
Total serviced loans	$6,380	$5,501

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

December 31,	2019	2018
Industry
Health services	25.8%	24.5%
Services	19.8	25.6
Financial services	13.0	—
Automotive and transportation	11.4	12.3
Machinery, equipment, and electronics	7.0	6.0
Chemicals and metals	5.9	4.9
Food and beverages	3.9	5.0
Wholesale	3.4	7.5
Other manufactured products	3.1	4.7
Paper, printing, and publishing	1.7	2.8
Retail trade	1.3	1.3
Other	3.7	5.4
Total finance receivables and loans	100.0%	100.0%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Corporate and Other
The following table summarizes the activities of Corporate and Other, which primarily consist of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, the activity related to Ally Invest and Ally Lending, and reclassifications and eliminations between the reportable operating segments.

Year ended December 31, ($ in millions)	2019	2018	2017	Favorable/(unfavorable) 2019–2018 % change	Favorable/(unfavorable) 2018–2017 % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$69	$83	$68	(17)	22
Interest on loans held-for-sale	2	2	—	—	n/m
Interest and dividends on investment securities and other earning assets	842	677	497	24	36
Interest on cash and cash equivalents	58	62	30	(6)	107
Other, net	(11)	(9)	(7)	(22)	(29)
Total financing revenue and other interest income	960	815	588	18	39
Interest expense
Original issue discount amortization (b)	42	101	90	58	(12)
Other interest expense (c)	890	530	348	(68)	(52)
Total interest expense	932	631	438	(48)	(44)
Net financing revenue and other interest income	28	184	150	(85)	23
Other revenue
Loss on mortgage and automotive loans, net	—	(2)	(11)	100	82
Other gain on investments, net	63	8	24	n/m	(67)
Other income, net of losses	108	113	68	(4)	66
Total other revenue	171	119	81	44	47
Total net revenue	199	303	231	(34)	31
Provision for loan losses	(5)	(15)	(16)	(67)	(6)
Total noninterest expense (d)	363	333	262	(9)	(27)
Loss from continuing operations before income tax expense	$(159)	$(15)	$(15)	n/m	—
Total assets	$36,168	$33,950	$29,908	7	14
n/m = not meaningful

(a)
Primarily related to financing revenue from our legacy mortgage portfolio, impacts associated with hedging activities within our consumer automotive loan portfolio, and consumer unsecured lending activity.

(b)	Amortization is included as interest on long-term debt in the Consolidated Statement of Income.

(c)	Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.

(d)
Includes reductions of $899 million, $854 million, and $804 million for the years ended December 31, 2019, 2018, and 2017, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

The following table presents the scheduled remaining amortization of the original issue discount at December 31, 2019.

Year ended December 31, ($ in millions)	2020	2021	2022	2023	2024	2025 and thereafter	Total
Original issue discount
Outstanding balance at year end	$1,056	$1,009	$957	$898	$833	$—
Total amortization (b)	44	47	52	59	65	833	$1,100

(a)	The maximum annual scheduled amortization for any individual year is $145 million in 2030.

(b)	The amortization is included as interest on long-term debt in the Consolidated Statement of Income.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

2019 Compared to 2018
Corporate and Other incurred a loss from continuing operations before income tax expense of $159 million for the year ended December 31, 2019, compared to a loss of $15 million for the year ended December 31, 2018. The increase in total financing revenue and other interest income from our investment securities portfolio and higher other revenue was more than offset by higher funding costs from higher market rates and deposit growth.
Financing revenue and other interest income was $960 million for the year ended December 31, 2019, compared to $815 million for the year ended December 31, 2018. The increase was primarily driven by growth in the size of the investment portfolio and higher interest and dividends from investment securities, primarily as a result of higher balances.
Total interest expense was $932 million for the year ended December 31, 2019, compared to $631 million for the year ended December 31, 2018. The increase was primarily driven by increased interest on deposits resulting from higher market rates and deposit growth, partially offset by a decrease in higher-cost secured and unsecured debt borrowings.
Total other revenue was $171 million for the year ended December 31, 2019, compared to $119 million for the year ended December 31, 2018. The increase was primarily due to increased realized investment gains, partially offset by lower income related to certain equity hedges, and lower commission revenues.
Total assets were $36.2 billion as of December 31, 2019, compared to $34.0 billion as of December 31, 2018. This increase was primarily the result of growth in our available-for-sale securities portfolio. The increase was partially offset by a decline in our held-to-maturity securities portfolio and the continued runoff of our legacy mortgage portfolio. At December 31, 2019, the gross carrying value of the legacy mortgage portfolio was $1.1 billion, compared to $1.5 billion at December 31, 2018.
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

December 31, ($ in millions)	2019	2018
Cash
Noninterest-bearing cash	$501	$535
Interest-bearing cash	1,706	3,083
Total cash	2,207	3,618
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,520	1,391
U.S. States and political subdivisions	111	111
Agency mortgage-backed residential	20,272	16,380
Mortgage-backed residential	2,780	2,551
Agency mortgage-backed commercial	1,382	3
Mortgage-backed commercial	42	714
Asset-backed	368	723
Total available-for-sale securities	26,475	21,873
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,579	2,264
Asset-backed retained notes	21	43
Total held-to-maturity securities	1,600	2,307
Total cash and securities	$30,282	$27,798

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Ally Invest
Ally Invest is our digital brokerage and wealth management offering, which enables us to complement our competitive deposit products with low-cost and commission-free investing. The following table presents trading days and average customer trades per day, the number of funded accounts, total net customer assets, and total customer cash balances as of the end of each of the last five quarters.

	4th quarter 2019	3rd quarter 2019	2nd quarter 2019	1st quarter 2019	4th quarter 2018
Trading days (a)	63.0	63.5	63.0	61.0	62.0
Average customer trades per day (in thousands)	21.2	17.7	18.3	19.5	19.6
Funded accounts (b) (in thousands)	347	346	337	320	302
Total net customer assets ($ in millions)	$7,850	$7,151	$7,149	$6,796	$5,804
Total customer cash balances ($ in millions)	$1,376	$1,272	$1,229	$1,209	$1,159

(a)	Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.

(b)	Represents open and funded brokerage accounts.
Total funded accounts were flat from the prior quarter, and increased 15% from the fourth quarter of 2018, as our expenditures with third party marketing channels moderated during the fourth quarter of 2019. Average customer trades per day increased from the prior quarter, primarily due to customer behavior trends and market dynamics. Additionally, net customer assets increased in the fourth quarter of 2019, as a result of equity market appreciation.
The competitive environment in the wealth management industry continues to evolve and more recently has led to changes in pricing models of industry participants. Consistent with recent industry developments, on October 4, 2019, Ally Invest announced that it would offer commission-free trading for its customers, effective October 9, 2019. Following these developments, we reassessed the goodwill associated with Ally Invest for impairment during the fourth quarter of 2019 and, based on a revised valuation analysis of the business, concluded that goodwill was not impaired.

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

•
Independent risk management — Operates independent of the business lines and is responsible for establishing and maintaining our risk-management framework and promulgating it enterprise-wide. Independent risk management also provides an objective, critical assessment of risks and—through oversight, effective challenge, and other means—evaluates whether Ally remains aligned with its risk appetite.

•
Internal audit — Provides its own independent assessments of the effectiveness of our risk management, internal controls, and governance; and independent assessments regarding the quality of our loan portfolios. Internal audit includes Audit Services and the Loan Review Group.

Our risk-management framework is overseen by the Risk Committee (RC) of the Ally Board of Directors (our Board). The RC sets the risk appetite across our company while risk-oriented management committees, the executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks within our risk appetite. Our primary types of risk include the following:

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

•
Market risk — The risk that movements in market variables such as benchmark interest rates, investors’ required risk premium, foreign-exchange rates, equity prices, and used car prices may adversely affect our earnings, capital, or economic value. Market risk includes interest rate risk, investment risk, and lease residual risk.

•	Business/strategic risk — The risk resulting from the pursuit of business plans that turn out to be unsuccessful due to a variety of factors.

•	Reputation risk — The risk arising from negative public opinion on our business practices, whether true or not, that could cause a decline in the customer base, litigation, or revenue reductions.

•	Operational risk — The risk of loss or harm arising from inadequate or failed processes or systems, human factors, or external events.

•
Information technology/security risk — The risk resulting from the failure of, or insufficiency in, information technology (for example, a system outage) or intentional or accidental unauthorized access, sharing, removal, tampering, or disposal of company and customer data or records.

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
The independent risk-management function is accountable for independently identifying, monitoring, measuring, and reporting on our various risks and for designing an effective risk-management framework and structure. The independent risk-management function is also responsible for developing, maintaining, and implementing enterprise risk-management policies. In addition, the Enterprise Risk Management Committee (ERMC) is responsible for supporting the Chief Risk Officer’s oversight of senior management’s responsibility to execute on our strategy within our risk appetite set by the RC, and the Chief Risk Officer’s implementation of our independent risk-management program. The Chief Risk Officer reports to the RC, as well as administratively to the Chief Executive Officer.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

All business lines are subject to full and unrestricted audits by Audit Services. The Chief Audit Executive reports to the Audit Committee of our Board (AC), as well as administratively to the Chief Executive Officer, and is primarily responsible for assisting the AC in fulfilling its governance and oversight responsibilities. Audit Services is granted free and unrestricted access to any and all of our records, physical properties, technologies, management, and employees.
In addition, our Loan Review Group provides an independent assessment of the quality of our extensions of credit and credit-risk-management practices, and all business lines that create or influence credit risk are subject to full and unrestricted reviews by the Loan Review Group. This group is also granted free and unrestricted access to any and all of our records, physical properties, technologies, management and employees, and reports directly to the RC.
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities.

December 31, ($ in millions)	2019	2018
Finance receivables and loans
Automotive Finance	$104,880	$108,463
Mortgage Finance	16,181	15,155
Corporate Finance	5,688	4,636
Corporate and Other (a)	1,482	1,672
Total finance receivables and loans	128,231	129,926
Loans held-for-sale
Automotive Finance	—	210
Mortgage Finance (b)	28	8
Corporate Finance	100	47
Corporate and Other	30	49
Total loans held-for-sale	158	314
Total on-balance-sheet loans	128,389	130,240
Off-balance-sheet securitized loans
Automotive Finance (c)	417	1,235
Whole-loan sales
Automotive Finance (c)	207	634
Total off-balance-sheet loans	624	1,869
Operating lease assets
Automotive Finance	8,864	8,417
Total loan and operating lease exposure	$137,877	$140,526

(a)	Includes $1.1 billion and $1.5 billion of consumer mortgage loans in our legacy mortgage portfolio at December 31, 2019, and December 31, 2018, respectively.

(b)	Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.

(c)	Represents the current unpaid principal balance of outstanding loans, which are subject to our customary representation, warranty, and covenant provisions.
The risks inherent in our loan and operating lease exposures are largely driven by changes in the overall economy, used vehicle and housing prices, unemployment levels, and their impact on our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain the majority of our consumer automotive loans as they complement our core business model, but we do sell loans from time to time on an opportunistic basis. We ultimately manage the associated risks based on the underlying economics of the exposure. Our operating lease residual risk may be more volatile than credit risk in stressed macroeconomic scenarios. While all operating leases are exposed to potential reductions in used vehicle values, only loans where we take possession of the vehicle are affected by potential reductions in used vehicle values.

•
Finance receivables and loans — Loans that we have the intent and ability to hold for the foreseeable future or until maturity, or loans associated with an on-balance-sheet securitization classified as secured borrowing. Finance receivables and loans are reported at their gross carrying value, which includes the principal amount outstanding, net of unamortized deferred fees and costs on originated loans, unamortized premiums and discounts on purchased loans, unamortized basis adjustments arising from the designation of finance receivables and loans as the hedged item in qualifying fair value hedge relationships, and cumulative principal charge-offs. We refer to the gross carrying value less the allowance for loan loss as the net carrying value in finance receivables and loans. We manage the economic risks of these exposures, including credit risk, by adjusting underwriting standards and risk limits, augmenting our servicing and collection activities (including loan modifications and restructurings), and optimizing

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

our product and geographic concentrations. Additionally, we may elect to account for certain loans at fair value. Changes in the fair value of these loans are recognized in a valuation allowance separate from the allowance for loan losses and are reflected in current period earnings. We use market-based instruments, such as derivatives, to hedge changes in the fair value of these loans.

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

•
Off-balance-sheet securitized loans — Loans that we transfer off-balance sheet to nonconsolidated variable interest entities. Our exposure is primarily limited to customary representation, warranty, and covenant provisions. Similar to finance receivables and loans, we manage the economic risks of these exposures through activities including servicing and collections.

•
Whole-loan sales — Loans that we transfer off-balance sheet to third-party investors. Our exposure is primarily limited to customary representation, warranty and covenant provisions. Similar to finance receivables and loans, we manage the economic risks of these exposures through activities including servicing and collections.

•
Operating lease assets — The net book value of the automotive assets we lease includes the expected residual values upon remarketing the vehicles at the end of the lease and is reported net of accumulated depreciation. We are exposed to fluctuations in the expected residual value upon remarketing the vehicle at the end of the lease, and as such at contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally generated data is compared against third-party, independent data for reasonableness. Periodically, we revise the projected value of the leased vehicle at termination based on current market conditions and adjust depreciation expense appropriately over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense. The balance sheet reflects both the operating lease asset as well as any associated rent receivables. The operating lease rent receivable is accrued when collection is reasonably assured and presented as a component of other assets. The operating lease asset is reviewed for impairment in accordance with applicable accounting standards.

Refer to the section titled Critical Accounting Estimates within this MD&A and Note 1 to the Consolidated Financial Statements for further information.
Credit Risk
Credit risk is defined as the risk of loss arising from an obligor not meeting its contractual obligations to us. Credit risk includes consumer credit risk, commercial credit risk, and counterparty credit risk.
Credit risk is a major source of potential economic loss to us. Credit risk is monitored by the risk committees, executive leadership team, and our associates. Together, they oversee credit decisioning, account servicing activities, and credit-risk-management processes, and manage credit risk exposures within our risk appetite. In addition, our Loan Review Group provides an independent assessment of the quality of our credit portfolios and credit-risk-management practices, and reports its findings to the RC on a regular basis.
To mitigate risk, we have implemented specific policies and practices across business lines, utilizing both qualitative and quantitative analyses. This reflects our commitment to maintaining an independent and ongoing assessment of credit risk and credit quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan and operating lease portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, segments of the portfolios that are potential problem areas, loans and operating leases with potential credit weaknesses, and the assessment of the adequacy of internal credit risk policies and procedures. Our consumer and commercial loan and operating lease portfolios are subject to regular stress tests that are based on plausible, but unexpected, economic scenarios to assess how the portfolios may perform in a severe economic downturn. In addition, we establish and maintain underwriting policies and limits across our portfolios and higher risk segments (for example, nonprime) based on our risk appetite.
Another important aspect to managing credit risk involves the need to carefully monitor and manage the performance and pricing of our loan products with the aim of generating appropriate risk-adjusted returns. When considering pricing, various granular risk-based factors are considered such as expected loss rates, loss volatility, anticipated operating costs, and targeted returns on equity. We carefully monitor credit losses and trends in credit losses relative to expected credit losses at contract inception. We closely monitor our loan performance and profitability in light of forecasted economic conditions and manage credit risk and expectations of losses in the portfolio.
We manage credit risk based on the risk profile of the borrower, the source of repayment, the underlying collateral, and current market conditions. We monitor the credit risk profile of individual borrowers, various segmentations (for example, geographic region, product type, industry segment), as well as the aggregate portfolio. We perform quarterly analyses of the consumer automotive, consumer mortgage, consumer other, and commercial portfolios using a range of indicators to assess the adequacy of the allowance for loan losses based on historical and current trends. Refer to Note 9 to the Consolidated Financial Statements for additional information.

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
Furthermore, we manage our credit exposure to financial counterparties based on the risk profile of the counterparty. Within our policies we have established standards and requirements for managing counterparty risk exposures in a safe and sound manner. Counterparty credit risk is derived from multiple exposure types including derivatives, securities trading, securities financing transactions, financial futures, cash balances (for example, due from depository institutions, restricted accounts, and cash equivalents), and investment in debt securities. For more information on derivative counterparty credit risk, refer to Note 21 to the Consolidated Financial Statements.
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. During 2019, the U.S. economy continued to modestly expand, led by consumer spending. The labor market remained robust during the year, with the unemployment rate at 3.5% as of December 31, 2019. Within the U.S. automotive market, new light vehicle sales have moderated from both historic highs and year-over-year pace, to a total of 17.0 million for the year ended December 31, 2019. We expect to experience modest downward pressure on used vehicle values during 2020.
Consumer Credit Portfolio
Our consumer loan portfolio primarily consists of automotive loans, first-lien mortgages, home equity loans and personal loans. Loan losses in our consumer loan portfolio are influenced by general business and economic conditions including unemployment rates, bankruptcy filings, and home and used vehicle prices. Additionally, our consumer credit exposure is significantly concentrated in automotive lending.
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
Our servicing activities are another important factor in managing consumer credit risk. Servicing activities consist of collecting and processing customer payments, responding to customer concerns and inquiries, processing customer requests (including those for payoff quotes, total-loss handling, and payment modifications), maintaining a perfected security interest in the financed vehicle, engaging in collections activity, and disposing of off-lease and repossessed vehicles. Servicing activities are generally consistent across our Automotive Finance operations; however, certain practices may be influenced by state laws.
During the year ended December 31, 2019, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, as well as high-quality jumbo and LMI mortgage loans that are acquired through bulk loan purchases and direct-to-consumer mortgage originations. We also further diversified our consumer portfolio to include personal lending through the acquisition of Health Credit Services during the fourth quarter of 2019. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 11.6% of our total consumer automotive loans at December 31, 2019, compared to approximately 11.7% at December 31, 2018. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes consumer finance receivables and loans recorded at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2019	2018	2019	2018	2019	2018
Consumer automotive (c) (d)	$72,390	$70,539	$762	$664	$—	$—
Consumer mortgage
Mortgage Finance	16,181	15,155	17	9	—	—
Mortgage — Legacy	1,141	1,546	40	70	—	—
Total consumer mortgage	17,322	16,701	57	79	—	—
Consumer other (e)	201	—	2	—	—	—
Total consumer finance receivables and loans	$89,913	$87,240	$821	$743	$—	$—

(a)	Includes nonaccrual TDR loans of $252 million and $257 million at December 31, 2019, and December 31, 2018, respectively.

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

(d)
Includes outstanding CSG loans of $8.2 billion and $7.9 billion at December 31, 2019, and December 31, 2018, respectively, and RV loans of $1.3 billion and $1.7 billion at December 31, 2019, and December 31, 2018, respectively.

(e)	Excludes $11 million of finance receivables at December 31, 2019, for which we have elected the fair value option.
Total consumer finance receivables and loans increased $2.7 billion at December 31, 2019, compared with December 31, 2018. The increase consists of $1.9 billion of consumer automotive finance receivables and loans, $621 million of consumer mortgage finance receivables and loans, and $201 million of consumer other finance receivables and loans. The increase in consumer automotive finance receivables and loans was primarily related to continued momentum in our used vehicle lending. The increase in consumer mortgage finance receivables and loans was primarily due to the execution of bulk loan purchases totaling $3.5 billion and direct-to-consumer held-for-investment originations of $2.0 billion during the year ended December 31, 2019. These increases were partially offset by portfolio run-off and the transfer of $940 million of consumer mortgage finance receivables and loans to held-for-sale, of which $864 million were sold during the year ended December 31, 2019. The increase in consumer other finance receivables and loans was due to the acquisition of Health Credit Services during the fourth quarter of 2019.
Total consumer nonperforming finance receivables and loans at December 31, 2019, increased $78 million to $821 million from December 31, 2018, reflecting an increase of $98 million of consumer automotive finance receivables and loans and a decrease of $22 million of consumer mortgage nonperforming finance receivables and loans. The increase in nonperforming consumer automotive finance receivables and loans was primarily due to higher delinquency rates as part of our continued diversification strategy and as a result of portfolio growth. The increase was also modestly impacted by a brief scheduled moratorium on all collections and repossession activities at the end of 2019 prior to the conversion to a new servicing and accounting technology platform during the first quarter of 2020. The decrease in nonperforming consumer mortgage finance receivables and loans was driven by the continued run-off of our legacy mortgage portfolio. Refer to Note 9 to the Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.9% at both December 31, 2019, and December 31, 2018.
Total consumer TDRs outstanding at December 31, 2019, increased $20 million since December 31, 2018, to $746 million. Results reflect a $42 million increase in our consumer automotive loan portfolio, largely offset by a $22 million decrease in our consumer mortgage loan portfolio, driven by our legacy mortgage portfolio. Refer to Note 9 to the Consolidated Financial Statements for additional information.
Consumer automotive loans accruing and past due 30 days or more increased $115 million to $2.6 billion at December 31, 2019, compared to December 31, 2018, driven by growth in the overall size of the consumer automotive loan portfolio, as well as higher delinquency rates as part of our continued diversification strategy.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes consumer net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2019	2018	2019	2018
Consumer automotive	$930	$927	1.3%	1.3%
Consumer mortgage
Mortgage Finance	—	3	—	—
Mortgage — Legacy	(8)	7	(0.6)	0.4
Total consumer mortgage	(8)	10	—	0.1
Consumer other	5	—	9.6	—
Total consumer finance receivables and loans	$927	$937	1.0	1.1

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer finance receivables and loans were $927 million for the year ended December 31, 2019, compared to $937 million for the year ended December 31, 2018. The decrease in net charge-offs for the year ended December 31, 2019, was primarily driven by our consumer mortgage loan portfolio where we experienced strong credit performance as the legacy mortgage portfolio continues to run-off and we continue to grow our Mortgage Finance business. Net charge-offs for our consumer automotive portfolio increased slightly by $3 million for the year ended December 31, 2019. Results were primarily driven by the relatively consistent credit profile of our consumer automotive loan portfolio which experienced strong overall credit performance driven by favorable macroeconomic conditions including low unemployment, as well as continued disciplined underwriting and higher recoveries. Additionally, we experienced a modest reduction in net charge-offs due to a brief scheduled moratorium on all collections and repossession activities at the end of 2019 prior to the conversion to a new servicing and accounting technology platform during the first quarter of 2020.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

Year ended December 31, ($ in millions)	2019	2018
Consumer automotive	$31,906	$31,321
Consumer mortgage (a)	2,693	703
Consumer other (b)	67	—
Total consumer loan originations	$34,666	$32,024

(a)
Excludes bulk loan purchases associated with our Mortgage Finance operations, and includes $738 million and $302 million of loans originated as held-for-sale for the years ended December 31, 2019, and 2018, respectively.

(b)	Amounts relate to originations from our Ally Lending business, following the acquisition of Health Credit Services during the fourth quarter of 2019.
Total consumer loan originations increased $2.6 billion for the year ended December 31, 2019, compared to the year ended December 31, 2018, reflecting an increase of $2.0 billion of consumer mortgage loans and an increase of $585 million of consumer automotive loans. The increase in consumer mortgage loan originations for the year ended December 31, 2019, was primarily due to growth in the direct-to-consumer mortgage business. The increase in consumer automotive loan originations for the year ended December 31, 2019, was primarily due to higher used vehicle volume.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table shows the percentage of consumer automotive and consumer mortgage finance receivables and loans by state concentration based on gross carrying value. Total consumer automotive loans were $72.4 billion and $70.5 billion at December 31, 2019, and December 31, 2018, respectively. Total consumer mortgage loans were $17.3 billion and $16.7 billion at December 31, 2019, and December 31, 2018, respectively.

	2019 (a)		2018
December 31,	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.5%	35.1%	8.4%	36.9%
Texas	12.4	6.5	12.8	6.2
Florida	8.8	5.1	8.8	4.7
Pennsylvania	4.6	1.9	4.5	1.4
Illinois	4.1	2.6	4.1	3.0
Georgia	3.9	2.8	4.1	2.8
North Carolina	4.0	2.0	3.9	1.7
New York	3.1	3.0	3.1	2.4
Ohio	3.6	0.5	3.5	0.4
New Jersey	2.8	2.3	2.7	2.1
Other United States	44.2	38.2	44.1	38.4
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2019.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 24.9% and 25.4% of our total outstanding consumer finance receivables and loans at December 31, 2019, and December 31, 2018, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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
Repossessed consumer automotive loan assets in our Automotive Finance operations increased $11 million from December 31, 2018, to $147 million at December 31, 2019. Foreclosed mortgage assets decreased $2 million from December 31, 2018, to $9 million at December 31, 2019.
Commercial Credit Portfolio
Our commercial portfolio consists primarily of automotive loans through the extension of wholesale floorplan financing, automotive dealer term real estate loans, and automotive fleet financing, as well as other commercial loans including our Corporate Finance lending portfolio. Wholesale floorplan loans are secured by the vehicles financed (and all other vehicle inventory), which provides strong collateral protection in the event of dealership default. Additional collateral (for example, a blanket lien over all dealership assets) or other credit enhancements (for example, personal guarantees from dealership owners) are typically obtained to further mitigate credit risk. Furthermore, in some cases, we may benefit from situations where an automotive manufacturer repurchases vehicles. These repurchases may serve as an additional layer of protection in the event of repossession of new-vehicle dealership inventory or dealership franchise termination.
Within our commercial portfolio, we utilize proprietary risk rating models that are fundamental to managing credit risk exposure consistently across various types of commercial borrowers and captures critical risk factors for each borrower. The ratings are used for many areas of credit risk management, including loan origination, portfolio risk monitoring, management reporting, and loan loss reserves analyses. Therefore, the rating systems are critical to an effective and consistent credit-risk-management framework.
During the year ended December 31, 2019, the credit performance of the commercial portfolio remained strong as nonperforming finance receivables and loans decreased, and our net charge-offs remained low. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes total commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2019	2018	2019	2018	2019	2018
Commercial and industrial
Automotive	$28,332	$33,672	$73	$203	$—	$—
Other (c)	5,014	4,205	138	142	—	—
Commercial real estate	4,961	4,809	4	4	—	—
Total commercial finance receivables and loans	$38,307	$42,686	$215	$349	$—	$—

(a)	Includes nonaccrual TDR loans of $114 million and $86 million at December 31, 2019, and December 31, 2018, respectively.

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
Total commercial finance receivables and loans outstanding decreased $4.4 billion from December 31, 2018, to $38.3 billion at December 31, 2019. The decrease was primarily driven by a reduction in the number of GM dealer relationships due to the competitive environment across the automotive lending market and reduced dealer inventory levels. This decrease was partially offset by growth in our Corporate Finance portfolio that was primarily driven by asset-based lending, including our lender finance vertical, which provides asset managers with partial funding for their direct lending activities.
Total commercial nonperforming finance receivables and loans were $215 million at December 31, 2019, reflecting a decrease of $134 million when compared to December 31, 2018. The decrease was primarily due to reduced exposure to one large automotive dealer group that was placed into default in the fourth quarter of 2018. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans decreased to 0.6% at December 31, 2019, compared to 0.8% at December 31, 2018.
Total commercial TDRs outstanding at December 31, 2019, increased $35 million since December 31, 2018, to $121 million, reflecting an increase of $20 million in our Corporate Finance portfolio and an increase of $15 million in our commercial automotive portfolio. The increase in our Corporate Finance portfolio was primarily driven by three accounts being classified as TDRs, partially offset by the partial liquidation and charge-off of two accounts. The increase in our commercial automotive portfolio was primarily driven by TDRs involving one large automotive dealer group that was placed into default in the fourth quarter of 2018. Refer to Note 9 to the Consolidated Financial Statements for additional information.
The following table includes total commercial net charge-offs from finance receivables and loans at gross carrying value and related ratios.

	Net charge-offs		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2019	2018	2019	2018
Commercial and industrial
Automotive	$12	$5	—%	—%
Other	37	3	0.8	0.1
Total commercial finance receivables and loans	$49	$8	0.1	—

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total commercial finance receivables and loans were $49 million for the year ended December 31, 2019, compared to net charge-offs of $8 million for the year ended December 31, 2018. The increase for the year ended December 31, 2019, was primarily driven by partial charge-offs of four exposures within our Corporate Finance portfolio, as well as three accounts within our commercial automotive portfolio. Charge-off activity during 2019 was in line with expectations for these businesses.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $5.0 billion and $4.8 billion at December 31, 2019, and December 31, 2018, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on gross carrying value.

December 31,	2019	2018
Texas	15.0%	15.5%
Florida	11.6	11.6
Michigan	8.2	6.8
California	7.2	8.3
New York	5.9	4.8
North Carolina	4.6	3.6
Georgia	3.5	4.0
New Jersey	2.9	3.1
South Carolina	2.8	3.4
Illinois	2.4	2.0
Other United States	35.9	36.9
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures increased $251 million from December 31, 2018, to $4.2 billion at December 31, 2019. The increase was primarily due to the downgrade of two dealership groups in December.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on gross carrying value.

December 31,	2019	2018
Industry
Automotive	81.7%	80.6%
Services	5.4	5.0
Electronics	3.7	2.3
Other	9.2	12.1
Total commercial criticized finance receivables and loans	100.0%	100.0%
Selected Loan Maturity and Sensitivity Data
The table below shows the maturity of the commercial finance receivables and loans portfolio and the distribution between fixed and floating interest rates based on the stated terms of the commercial loan agreements. This portfolio is reported at gross carrying value.

December 31, 2019 ($ in millions)	Due in one year or less (a)	Due after one year through five years	Due after five years	Total (b)
Commercial and industrial	$27,762	$4,693	$891	$33,346
Commercial real estate	368	2,001	2,592	4,961
Total commercial finance receivables and loans	$28,130	$6,694	$3,483	$38,307
Loans at fixed interest rates		$1,504	$2,765
Loans at variable interest rates		5,190	718
Total commercial finance receivables and loans		$6,694	$3,483

(a)	Includes loans with revolving terms (for example, wholesale floorplan loans).

(b)	Loan maturities are based on the remaining maturities under contractual terms.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at January 1, 2019	$1,048	$53	$—	$1,101	$141	$1,242
Charge-offs (a)	(1,423)	(13)	(5)	(1,441)	(49)	(1,490)
Recoveries	493	21	—	514	—	514
Net charge-offs	(930)	8	(5)	(927)	(49)	(976)
Provision for loan losses	957	(13)	14	958	40	998
Other	—	(2)	—	(2)	1	(1)
Allowance at December 31, 2019	$1,075	$46	$9	$1,130	$133	$1,263
Allowance for loan losses to finance receivables and loans outstanding at December 31, 2019 (b)	1.5%	0.3%	4.6%	1.3%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the year ended December 31, 2019 (c)	1.3%	—%	9.6%	1.0%	0.1%	0.8%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2019 (b)	141.1%	80.5%	606.8%	137.8%	61.6%	121.9%
Ratio of allowance for loan losses to net charge-offs at December 31, 2019 (c)	1.2	(5.9)	0.5	1.2	2.7	1.3

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

(c)
Ratios for the consumer other portfolio segment are presented on an annualized basis, as a result of our acquisition of Health Credit Services on October 1, 2019. Refer to Note 2 to our Consolidated Financial Statements for more information.

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
The allowance for consumer loan losses at December 31, 2019, increased $29 million compared to December 31, 2018, reflecting an increase of $27 million in the consumer automotive allowance and an increase of $9 million in the consumer other allowance due to the acquisition of Health Credit Services, partially offset by a decrease of $7 million in the consumer mortgage allowance. The increase in our consumer automotive allowance was primarily driven by portfolio growth as finance receivable balances are up $1.9 billion compared to

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

2018. The decrease in the consumer mortgage allowance was primarily driven by overall lower net charge-offs resulting from legacy mortgage portfolio run-off and strong credit performance, partially offset by year-over-year growth of $1.0 billion in our Mortgage Finance receivables portfolio.
The allowance for commercial loan losses declined $8 million at December 31, 2019, compared to December 31, 2018. The decrease was primarily driven by our commercial automotive portfolio due to lower reserves associated with a decrease of $5.4 billion in finance receivable balances. Overall credit performance in our commercial portfolios remains stable.
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2019			2018
December 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$1,075	1.5%	85.1%	$1,048	1.5%	84.3%
Consumer mortgage
Mortgage Finance	19	0.1	1.5	16	0.1	1.3
Mortgage — Legacy	27	2.3	2.2	37	2.4	3.0
Total consumer mortgage	46	0.3	3.7	53	0.3	4.3
Consumer other	9	4.6	0.7	—	—	—
Total consumer loans	1,130	1.3	89.5	1,101	1.3	88.6
Commercial
Commercial and industrial
Automotive	31	0.1	2.5	36	0.1	2.9
Other	78	1.5	6.1	77	1.8	6.2
Commercial real estate	24	0.5	1.9	28	0.6	2.3
Total commercial loans	133	0.3	10.5	141	0.3	11.4
Total allowance for loan losses	$1,263	1.0	100.0%	$1,242	1.0	100.0%
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

Year ended December 31, ($ in millions)	2019	2018	2017
Consumer
Consumer automotive	$957	$911	$1,127
Consumer mortgage
Mortgage Finance	5	1	8
Mortgage — Legacy	(18)	(16)	(15)
Total consumer mortgage	(13)	(15)	(7)
Consumer other	14	—	—
Total consumer loans	958	896	1,120
Commercial
Commercial and industrial
Automotive	8	8	6
Other	36	12	21
Commercial real estate	(4)	2	1
Total commercial loans	40	22	28
Total provision for loan losses	$998	$918	$1,148
The provision for consumer loan losses was $958 million for the year ended December 31, 2019, compared to $896 million for year ended December 31, 2018. For the year ended December 31, 2019, the increase in provision for loan losses was primarily driven by reserve

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

reductions during the year ended December 31, 2018, associated with hurricane activity experienced during 2017 in our consumer automotive loan portfolio. We continue to experience strong overall credit performance driven by favorable macroeconomic conditions including low unemployment, as well as continued disciplined underwriting and higher recoveries. Additionally, for the year ended December 31, 2019, provision expense was incurred in our consumer other portfolio due to the acquisition of Health Credit Services. The provision for consumer mortgage loan losses increased $2 million during the year ended December 31, 2019, primarily driven by reserve releases for the year ended December 31, 2018, that did not repeat, partially offset by lower net charge-offs as the legacy mortgage portfolio continues to run-off. We continue to experience strong overall credit performance in our consumer mortgage portfolio.
The provision for commercial loan losses increased $18 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase in provision expense for the year ended December 31, 2019, was primarily driven by our Corporate Finance portfolio which experienced higher reserves associated with favorable credit ratings migration in 2018 and portfolio growth, as well as a $6 million recovery of a previously charged-off loan recognized during the year ended December 31, 2018, that did not reoccur. Overall credit performance in the Corporate Finance portfolio remains stable.
Implementation of CECL
Ally will adopt CECL on January 1, 2020, as further described in Note 1 to the Consolidated Financial Statements. Upon implementation of CECL we expect to recognize a reduction to our opening retained earnings balance of approximately $1.0 billion, net of income tax, which reflects a pre-tax increase to the allowance for loan losses of approximately $1.3 billion. This increase is almost exclusively driven by our consumer automotive loan portfolio. We plan to phase in the day-one impact of CECL into regulatory capital in accordance with regulatory capital rules which permit us to phase in 25% of the impact of CECL in 2020 and an additional 25% each subsequent year until fully phased in by the first quarter of 2023. We estimate that the implementation of CECL will reduce our Common Equity Tier 1 capital ratio by 17 to 19 basis points during the first quarter of 2020.
Under CECL, our modeling process will incorporate the following considerations:

•	A single forecast scenario for macroeconomic factors incorporated into the modeling process;

•	A 12-month reasonable and supportable forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 24-month period;

•	Data from the historical mean will be calculated from January 2008 through the most current period which includes data points from the most recent recessionary period.
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
In some instances, reinsurance is used to reduce the risk associated with volatile business lines, such as catastrophe risk in vehicle inventory insurance. Our vehicle inventory insurance product is covered by excess-of-loss protection, including catastrophe coverage for weather-related events. In addition, loss control techniques such as storm path monitoring to assist dealers in preparing for severe weather help to mitigate loss potential.
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
Market Risk
Our financing, investing, and insurance activities give rise to market risk, or the potential change in the value of our assets (including securities, assets held-for-sale, loans and operating leases) and liabilities (including deposits and debt) due to movements in market variables such as interest rates, credit spreads, foreign-exchange rates, equity prices, and off-lease vehicle prices.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

We are also exposed to foreign-currency risk arising from foreign-currency denominated assets and liabilities, primarily in Canada. We enter into hedges to mitigate foreign exchange risk.
We also have exposure to changes in the value of equity securities. We have exposure to equity securities with readily determinable fair values primarily related to our Insurance operations. For such equity securities, we use equity derivatives to manage our exposure to equity price fluctuations. In addition, we are exposed to changes in the value of other equity investments without readily determinable fair market values. Refer to Note 13 to the Consolidated Financial Statements for additional information. We may experience changes in the valuation of these investments, which may cause volatility in our earnings.
The composition of our balance sheet, including shorter-duration consumer automotive loans and variable-rate commercial loans, coupled with the continued funding shift toward retail deposits, partially mitigates market risk. Additionally, we maintain risk-management controls that measure and monitor market risk using a variety of analytical techniques including market value, sensitivity analysis, and value at risk models. Refer to Note 21 to the Consolidated Financial Statements for additional information.
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
The discontinuation of LIBOR or LIBOR-based rates will present risks to our business, as further described in the section titled Risk Factors in Part I, Item 1A of this report. In recognition of these risks and uncertainties, we have established an enterprise-wide LIBOR transition program to identify, assess, monitor, and mitigate risks that may arise from the potential discontinuation of LIBOR. Our program spans across impacted business lines and functions to evaluate risks associated with the transition, while taking into account specific considerations related to our customers, products and instruments, and counterparty exposures. Through this program, we continue to assess and plan for potential impacts to our existing and future contracts with customers and counterparties, financial forecasts, operational processes, technology, modeling, and vendor relationships. We also continue to evaluate effective communication strategies to employ with our stakeholders, including relevant customers, counterparties, and vendors.
We have exposure to LIBOR-based contracts within certain of our finance receivables and loans, primarily related to commercial automotive loans, corporate finance loans, and mortgage loans, as well as certain investment securities and derivative contracts, among other arrangements. Our commercial automotive loan portfolio is primarily composed of wholesale floorplan financing to automotive dealers. Currently, a significant portion of our wholesale floorplan finance receivables are invoiced utilizing a LIBOR-based reference rate and, as such, represents our largest exposure to LIBOR based on notional dollar amount. Smaller loan portfolios that utilize contracts containing LIBOR-based reference rates include our corporate finance held-for-investment loans and lending commitments, and our adjustable-rate mortgage loans. With respect to our liabilities, we have issued trust preferred securities with an interest rate linked to LIBOR and also have secured facilities, certain asset-backed securitizations, and brokered certificates of deposit that also contain LIBOR-based reference rates.
With respect to selecting an alternative benchmark, we continue to evaluate the most appropriate course of action for each instrument that currently references LIBOR as well as any future instruments that reference a benchmark. For example, the Alternative Reference Rates Committee (ARRC), a group convened by the FRB, has identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed purchase transactions. We are evaluating SOFR, among other alternatives and actions, as a potential alternative reference rate to LIBOR, and are taking steps to assess the operational, financial, and various other impacts this change could have to our business. Additionally, we continue to evaluate inclusion of appropriate fallback provisions to our contracts to adequately address alternatives in the absence of LIBOR, including evaluating the fallback language proposed by the ARRC for certain contracts. We will continue to actively monitor industry developments and their potential impact to us.
We are also actively assessing how the discontinuation of LIBOR could impact accounting and financial reporting including, but not limited to, potential impacts to our hedge accounting, valuation or modeling, or impacts associated with modifying the terms of our loan agreements or debt instruments with our customers or counterparties. We also continue to monitor the activities of the standard setters such as the FASB, which has issued proposed guidance and new accounting standard updates that provide certain relief related to the transition away from LIBOR. For example, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits the use of the OIS rate based on the SOFR to be designated as a benchmark interest rate for hedge accounting purposes. In addition, the FASB has recently issued proposed guidance that would help ease the potential effects of reference rate reform on financial reporting. The proposed guidance would offer optional expedients and exceptions for applying GAAP to modifications of certain contracts, hedging relationships, or other transactions that would be driven by reference rate reform. We anticipate this guidance will be issued as a final ASU in the first half of 2020.
Ally recognizes the significance of LIBOR cessation, and has devoted numerous resources throughout all levels of the organization to actively identify, assess, monitor, and mitigate risks associated with this transition. Our program is also subject to the governance and oversight of our Board through the RC and certain executive committees including the ALCO and the ERMC.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Fair Value Sensitivity Analysis
The following table presents a fair value sensitivity analysis of our assets and liabilities using isolated hypothetical movements in specific market rates. The analysis assumes adverse instantaneous, parallel shifts in market-exchange rates, interest rate yield curves, and equity prices. Additionally, since only adverse fair value impacts are included, the natural offset between asset and liability rate sensitivities that arise within a diversified balance sheet, such as ours, may not be considered.

December 31, ($ in millions)	2019	2018
Financial instruments exposed to changes in:
Interest rates
Estimated fair value	(a)	(a)
Effect of 10% adverse change in rates	(a)	(a)
Foreign-currency exchange rates
Estimated fair value	$408	$392
Effect of 10% adverse change in rates	(15)	(18)
Equity prices
Estimated fair value	$663	$810
Effect of 10% decrease in prices	(66)	(81)

(a)	Refer to the section below titled Net Financing Revenue Sensitivity Analysis for information on the interest rate sensitivity of our financial instruments.
Net Financing Revenue Sensitivity Analysis
Interest rate risk represents our most significant exposure to market risk. We actively monitor the level of exposure to movements in interest rates and take actions to mitigate adverse impacts these movements may have on future earnings. We use a sensitivity analysis of net financing revenue as our primary metric to measure and manage the interest rate risk of our financial instruments.
We prepare forward-looking baseline forecasts of net financing revenue taking into consideration anticipated future business growth, asset/liability positioning, and interest rates based on the implied forward curve. The analysis is highly dependent upon a variety of assumptions including the repricing characteristics of retail deposits with both contractual and non-contractual maturities. We continually monitor industry and competitive repricing activity along with other market factors when contemplating deposit pricing actions.
Simulations are then used to assess changes in net financing revenue in multiple interest rate scenarios relative to the baseline forecast. The changes in net financing revenue relative to the baseline are defined as the sensitivity. Our simulations incorporate contractual cash flows and repricing characteristics for all assets, liabilities, and off-balance-sheet exposures and incorporate the effects of changing interest rates on the prepayment and attrition rates of certain assets and liabilities. Our simulation does not assume any specific future actions are taken to mitigate the impacts of changing interest rates.
The net financing revenue sensitivity tests measure the potential change in our pretax net financing revenue over the following 12 months. A number of alternative rate scenarios are tested, including immediate and gradual parallel shocks to the implied market forward curve. Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next 12 months would increase by $13 million if interest rates remain unchanged.
The following table presents the pretax dollar impact to forecasted net financing revenue over the next 12 months assuming 100 basis point and 200 basis point instantaneous parallel and gradual parallel shock increases, and assuming 100 basis point instantaneous parallel and gradual parallel shock decreases to the implied market forward curve as of December 31, 2019, and December 31, 2018.

	2019		2018
December 31, ($ in millions)	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates
-100 basis points	$17	$67	$(20)	$(34)
+100 basis points	(1)	7	51	10
+200 basis points	2	(136)	81	(10)

(a)	Gradual changes in interest rates are recognized over 12 months.
The implied forward rate curve was lower across all tenors compared to December 31, 2018, and includes one projected rate cut in the federal funds target rate in the forecast horizon. The impact of this change is reflected in our baseline net financing revenue projections. As of December 31, 2019, our net interest income sensitivity in the +100 and +200 basis point instantaneous shock scenarios has primarily been impacted by a net decrease in pay-fixed interest rate swaps, partially offset by funding sources shifting from short-term market-based funding to deposits.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

The exposure in the downward instantaneous interest rate shock scenario has decreased as of December 31, 2019, primarily due to the lower pay-fixed interest rate swap notional referenced above as well as the addition of interest rate floor contracts, partially offset by increased mortgage prepayment risk in a lower interest rate environment.
Our risk position is influenced by the impact of hedging activity which primarily consists of interest rate swaps designated as fair value hedges of certain fixed-rate assets and fixed-rate debt instruments, and pay-fixed interest rate swaps designated as cash flow hedges of certain floating-rate debt instruments. During the year ended December 31, 2019, we initiated a hedging program of interest rate floor contracts designated as cash flow hedges on certain floating-rate assets. The size, maturity, and mix of our hedging activities are adjusted as our balance sheet, ALM objectives, and interest rate environment evolve over time.
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. However, certain automotive manufacturers have provided their guarantee for portions of our residual exposure, as further described in Note 10 to the Consolidated Financial Statements. Our operating lease portfolio, net of accumulated depreciation was $8.9 billion and $8.4 billion as of December 31, 2019, and December 31, 2018, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $7.2 billion and $6.8 billion as of December 31, 2019, and December 31, 2018, respectively. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within this MD&A.

•
Priced residual value projections — At contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation uses a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and unanticipated shifts in used vehicle supply, as well as expert judgment. This internally generated data is compared against third-party, independent data for reasonableness. Periodically, we revise the projected value of the leased vehicle at termination based on current market conditions and adjust depreciation expense over the remaining life of the contract as necessary. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense.

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

•	Manufacturer vehicle and marketing programs — Automotive manufacturers influence operating lease residual results in the following ways:

◦	The brand image of automotive manufacturers and consumer demand for their products affects residual risk.

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

Year ended December 31,	2019	2018	2017
Off-lease vehicles terminated (in units)	113,114	135,365	268,054
Average gain per vehicle ($ per unit)	$607	$661	$462
Method of vehicle sales
Auction
Internet	53%	52%	56%
Physical	15	15	13
Sale to dealer, lessee, and other	32	33	31
We recognized an average gain per vehicle of $607 for the year ended December 31, 2019, compared to $661 for 2018. The decrease in average gain per vehicle for the year ended December 31, 2019, compared to 2018, was primarily due to a decline in used vehicle values

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

resulting from increased market supply, most notably during the fourth quarter of 2019. The number of off-lease vehicles remarketed during the year ended December 31, 2019, decreased 16% compared to 2018. The decrease in remarketing volume for the year ended December 31, 2019, was primarily due to the wind down of our legacy GM operating lease portfolio. We expect future termination volume to be more consistent with trends experienced during the year ended December 31, 2019. For more information on our investment in operating leases, refer to Note 1 and Note 10 to the Consolidated Financial Statements.
Operating Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

December 31,	2019	2018	2017
Sport utility vehicle	58%	57%	55%
Truck	32	31	27
Car	10	12	18
As a result of the runoff of our legacy GM operating lease portfolio, our exposure to Chrysler vehicles represented approximately 92% and 94% of our operating lease units as of December 31, 2019, and 2018, respectively.
Business/Strategic Risk
Business/strategic risk is embedded in every facet of our organization and is one of our primary risk types. It is the risk resulting from the pursuit of business activities that turn out to be unsuccessful due to a variety of both controllable and non-controllable factors. We aim to mitigate this risk within our business lines through portfolio diversification, product innovations, close monitoring of the execution of our strategic and capital plan, and ensuring flexibility of the cost base.
Ally’s strategic plan is reviewed and approved annually by our Board, as are the capital plan and financial business plan. With oversight by our Board, executive management seeks to consistently apply core operating principles while executing our strategic plan within the risk appetite approved by the RC. The executive management team continuously monitors business performance throughout the year to assess strategic risk and find early warning signals so that risks can be proactively managed. Executive management regularly reviews actual performance versus the plan, updates our Board via reporting routines, and implements changes as deemed appropriate.
Significant strategic actions, such as capital actions, material acquisitions or divestitures, and recovery and resolution plans are reviewed and approved by our Board as required. At the business level, as we introduce new products, we monitor their performance relative to expectations. With oversight by our Board, executive management evaluates changes to the financial forecast and risk, capital, and liquidity positions throughout the year.
Reputation Risk
Reputation risk is the risk arising from negative public opinion on our business practices, whether true or not, that could cause a decline in the customer base, litigation, or revenue reductions. Reputation risk may result from many of our activities, including those related to the management of our business/strategic, operational, and credit risks. We manage reputation risk through established policies and controls in our businesses and risk-management processes to mitigate reputation risks in a timely manner and through proactive monitoring and identification of potential reputation risk events. We have established processes and procedures to respond to events that give rise to reputation risk, including educating individuals and organizations that influence public opinion, external communication strategies to mitigate the risk, and informing key stakeholders of potential reputation risks. Primary responsibility for the identification, escalation, and resolution of reputation risk issues resides with our business lines. Each employee has an obligation, within the scope of their activities, to analyze and assess any imminent or intended transaction in terms of possible risk factors in order to minimize reputation risks. Further, Ally’s strong “LEAD” culture and distinct “Do it Right” philosophy also strengthen our efforts to mitigate reputational risks by promoting a transparent culture where every associate is expected to act as a risk manager. Our culture is proactive with our core principles embedded at all levels of the organization so that any associate, at any time, can and should call attention to risks that need to be addressed and taken into account. Our organization and governance structures provide oversight of reputation risks, and key risk indicators are reported regularly and directly to management and the RC, which provide primary oversight of reputation risk.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

•
Fraud risk — The risk from deliberate misrepresentation or concealment of information material to a transaction with the intent to deceive another and that is reasonably relied on or used in decision making. Fraud can occur internally (for example, employees) or externally (for example, criminal activity, third-party suppliers).

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
Information Technology/Security Risk
Information technology/security risk includes risk resulting from the failure of, or insufficiency in, information technology (for example, a system outage) or intentional or accidental unauthorized access, sharing, removal, tampering, or disposal of company and customer data or records.
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
We and other financial institutions continue to be the target of various cyberattacks, including through the introduction of malware, phishing attacks, denial-of-service, or other security breaches, as part of an effort to disrupt the operations of financial institutions or obtain confidential, proprietary, or other information or assets of the Company, our customers, employees, or other third parties with whom we transact.
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
In order to help mitigate cybersecurity risks, we devote substantial resources to protect the Company from cyber-related incidents. We regularly assess vulnerabilities and threats to our environment utilizing various resources including independent third-party assessments to evaluate whether our layered system of controls effectively mitigates risk. We also invest in new technologies and infrastructure in order to respond to evolving risks within our environment. We continue to partner with other industry peers in order to share knowledge and information to further our security environment and invest in training and employee awareness to cyber-related risks. Additionally, as a further protective measure, we maintain insurance coverage that, subject to terms and conditions, may cover certain aspects of cybersecurity and information risks; however, such insurance may not be sufficient to cover losses. Management monitors operational metrics and data surrounding cybersecurity operations, and the organization monitors compliance with established limits in connection with our risk appetite. Senior leadership regularly reviews, questions, and challenges such information.
The RC reviews cybersecurity risks, incidents, and developments in connection with its oversight of our independent risk-management program. Our Board and the AC also undertake reviews as appropriate. The Information Technology Risk Committee is responsible for supporting the Chief Risk Officer’s oversight of Ally’s management of cybersecurity and other risks involving our communications, data-management, and other operating systems and infrastructure. Additionally, our cybersecurity program is regularly assessed by Audit Services, which reports directly to the AC. The business lines are also actively engaged in overseeing the service providers that supply or support the operating systems and infrastructure on which we depend and, with effective challenge from the independent risk-management function, managing related operational and other risks.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Notwithstanding these risk and control initiatives, we may incur losses attributable to information technology/security risk from time to time, and there can be no assurance these losses will not be incurred in the future or will not be substantial. For further information on cybersecurity, technology, systems, and infrastructure, refer to the section titled Risk Factors in Part I, Item 1A of this report.
During the first quarter of 2020, we implemented a new technology platform for our consumer automotive loans and operating leases that is utilized for customer servicing and financial reporting through the full lifecycle of these loans and leases. This new platform replaces our existing consumer automotive loan and lease technology platform and helps modernize our technology, enhance the flexibility and capabilities of the platform, and streamline aspects of our servicing operations. While this new platform will help us continue to expand our capabilities, there are inherent risks in implementing any new system such as this. We will continue to monitor the newly implemented platform to ensure the system is performing as expected.
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
We recognize that an effective compliance program, including driving a culture of compliance, plays a key role in managing and overseeing compliance risk, and that a proactive compliance environment and program are essential to help meet various legal, regulatory, or other requirements or expectations. To manage compliance risk, we maintain a system of policies, change-management protocols, control frameworks, and other formal governance structures designed to provide a holistic enterprise approach to managing such risks, which includes consideration of identifying, assessing, monitoring, and communicating compliance risks throughout the Company. Our compliance function provides independent, enterprise-wide oversight of compliance-risk exposures and related risk-management practices and is led by the Chief Compliance Officer who reports to our Chief Executive Officer. The Chief Compliance Officer has the authority and responsibility for the oversight and administration of our Enterprise Compliance Program, which includes ongoing reporting of significant compliance-related matters to our Board and various committees established to govern compliance-related risks. The Compliance Risk Management Committee, established by the Chief Compliance Officer, serves to facilitate compliance risk management and to oversee the implementation of Ally’s compliance risk-management strategies and covers compliance matters across the enterprise including matters impacting customers, products, geographies, and services.
Conduct Risk
Conduct risk is the risk of customer harm, employee harm, reputational damage, regulatory sanction, or financial loss resulting from the behavior of our employees and contractors toward customers, counterparties, other employees and contractors, or the markets in which we operate.
Business lines are responsible for driving a culture consistent with our “LEAD” core values and “Do it Right” philosophy (otherwise known as the “Tone from the Top”). Ally maintains an enterprise-wide Conduct Risk Management program that establishes the requirements, standards, and processes to manage conduct risk.
We manage conduct risk through a variety of enterprise programs, policies, and procedures. Associates complete required training at on-boarding, and annually thereafter, to affirm their compliance with our Code of Conduct and Ethics. Training programs and other resources set expectations surrounding appropriate conduct, and behavior, and a culture of compliance with applicable laws, regulations, policies, and standards. Officers and employees are expected to take personal responsibility for maintaining the highest standards of honesty, trustworthiness, and ethical behavior; to understand and manage the risks associated with their positions; and to escalate concerns about risk management (including reporting of potential violations of the Code of Conduct and Ethics, our policies, or other laws and regulations). Conduct risk is considered through various human resources and management activities including associate recruiting, on-boarding, performance management, incentive programs and compensation, and corrective action. Oversight of conduct risk is performed by Enterprise Risk Management.
Employee engagement surveys and risk culture surveys provide valuable insight into employee views and opinions about the company’s culture and conduct. The Ethics Hotline (independently managed, available to associates 24 hours a day, 7 days a week) and Open-Door Process provide avenues for employees to report concerns or incidents of potential misconduct. Human Resources, Employee Relations, and Enterprise Fraud, Security, and Investigations have established processes and procedures for investigating and addressing cases of potential fraud or employee misconduct.

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
We define liquidity risk as the risk that an institution’s financial condition or overall safety and soundness is adversely affected by the actual or perceived inability to liquidate assets or obtain adequate funding or to easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions. Liquidity risk can arise from a variety of institution-specific or market-related events that could have a negative impact on cash flows available to the organization. Effective management of liquidity risk positions an organization to meet cash flow obligations caused by unanticipated events. Managing liquidity needs and contingent funding exposures has proven essential to the solvency of financial institutions.
The Asset-Liability Committee (ALCO), chaired by the Corporate Treasurer, is responsible for overseeing our funding and liquidity strategies. Corporate Treasury is responsible for managing our liquidity positions within limits approved by ALCO and the RC. As part of managing liquidity risk, Corporate Treasury prepares periodic forecasts depicting anticipated funding needs and sources of funds, executes our funding strategies, and manages liquidity under normal as well as more severely stressed macroeconomic environments. Oversight and monitoring of liquidity risk are provided by Independent Risk Management.
Funding Strategy
Liquidity and ongoing profitability are largely dependent on the timely and cost-effective access to retail deposits and funding in various segments of the capital markets. We focus on maintaining diversified funding sources across a broad base of depositors, lenders, and investors to meet liquidity needs throughout different economic cycles, including periods of financial distress. These funding sources include retail and brokered deposits, committed secured credit facilities, public and private asset-backed securitizations, unsecured debt, FHLB advances, whole-loan sales, demand notes, and repurchase agreements. Our access to diversified funding sources enhances funding flexibility and results in a more cost-effective funding strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and maturity profiles.
We manage our funding to achieve a well-balanced portfolio across a spectrum of risk, maturity, and cost-of-funds characteristics. Optimizing funding at Ally Bank continues to be a key part of our long-term liquidity strategy. We optimize our funding sources at Ally Bank by growing retail deposits, maintaining active public and private securitization programs, managing a prudent maturity profile of our brokered deposit portfolio, utilizing repurchase agreements, and continuing to access funds from the FHLB.
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
Liquidity Risk Management
Multiple metrics are used to measure liquidity risk, manage the liquidity position, identify related trends, and monitor such trends and metrics against established limits. These metrics include coverage ratios and comprehensive stress tests that measure the sufficiency of the liquidity portfolio over stressed horizons ranging from overnight to 12 months, stability ratios that measure longer-term structural liquidity, and concentration ratios that enable prudent funding diversification. In addition, we have established internal management routines designed to review all aspects of liquidity and funding plans, evaluate the adequacy of liquidity buffers, review stress testing results, and assist management in the execution of its funding strategy and risk-management accountabilities.
During October 2019, the Federal Reserve finalized revisions to its regulatory framework which tailor regulatory requirements based on a banking organization’s asset size and other supplementary measures, as further discussed in the section titled Regulation and Supervision in Part I, Item I, of this report. Those revisions exempt Ally from complying with the LCR and LCR Disclosure Requirements and Ally ceased publication of this disclosure effective December 31, 2019. We do not anticipate a material change to Ally’s funding and liquidity position as a result of the changes to the LCR requirement.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Our liquidity stress testing is designed to allow us to operate our businesses and to meet our contractual and contingent obligations, including unsecured debt maturities, for at least 12 months, assuming our normal access to funding is disrupted by severe market-wide and enterprise-specific events. We maintain available liquidity in the form of cash, unencumbered highly liquid securities, and available committed secured credit facility capacity. This available liquidity is held at various legal entities, taking into consideration regulatory restrictions and tax implications that may limit our ability to transfer funds across entities. The following table summarizes our total available liquidity.

December 31, ($ in millions)	2019	2018
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$24,713	$12,849
Liquid cash and equivalents	3,136	4,227
Committed secured credit facilities
Total capacity	2,500	8,600
Outstanding	450	6,665
Unused capacity (a)	2,050	1,935
Total available liquidity	$29,899	$19,011

(a)
Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

Recent Funding Developments
During 2019, we accessed the public and private markets to execute secured funding transactions, an unsecured funding transaction, and to manage our committed secured credit facility capacity. Key funding highlights from January 1, 2019, to date were as follows:

•	During the year ended December 31, 2019, we raised $3.6 billion through securitizations backed by consumer automotive loans.

•	In May 2019, we accessed the unsecured debt capital markets and raised $750 million through the issuance of senior notes.

•
Our total capacity in committed secured credit facilities was reduced by $6.1 billion during the year ended December 31, 2019, as we continue to shift our overall funding toward a greater mix of cost-effective deposit funding.

Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	On-balance-sheet funding		% Share of funding
December 31, ($ in millions)	2019	2018	2019	2018
Deposits	$120,752	$106,178	75	66
Debt
Secured financings	25,773	39,596	16	25
Institutional term debt	10,933	11,760	7	7
Retail debt programs (a)	2,852	2,824	2	2
Total debt (b)	39,558	54,180	25	34
Total on-balance-sheet funding	$160,310	$160,358	100	100

(a)	Includes $271 million and $347 million of retail term notes at December 31, 2019, and December 31, 2018, respectively.

(b)	Includes hedge basis adjustment as described in Note 21 to the Consolidated Financial Statements.
Refer to Note 15 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at December 31, 2019.
Deposits
Ally Bank is a direct bank with no branch network that obtains retail deposits directly from customers through internet, telephone, mobile, and mail channels. These retail deposits provide our Automotive Finance, Mortgage Finance, Corporate Finance operations and Ally Lending with a stable and low-cost funding source. Retail deposits are a key driver of funding cost optimization and reducing reliance on capital markets-based funding. We believe retail deposits are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through both direct and indirect marketing channels. Current retail deposit offerings consist of a variety of products including CDs, savings accounts, money-market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries, including a deposit related to Ally Invest customer cash balances.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table shows Ally Bank’s number of accounts and deposit balances as of the end of each quarter since 2018.

	4th quarter 2019	3rd quarter 2019	2nd quarter 2019	1st quarter 2019	4th quarter 2018	3rd quarter 2018	2nd quarter 2018	1st quarter 2018
Number of retail bank accounts (in thousands)	4,006	3,908	3,712	3,503	3,238	3,079	2,947	2,864
Deposits ($ in millions)
Retail	$103,734	$101,295	$98,600	$95,423	$89,121	$84,629	$81,736	$81,657
Brokered (a)	16,898	17,778	17,562	17,734	16,914	16,567	16,839	15,661
Other (b)	120	157	163	142	143	183	159	128
Total deposits	$120,752	$119,230	$116,325	$113,299	$106,178	$101,379	$98,734	$97,446

(a)
Brokered deposit balances include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.3 billion as of December 31, 2019, $1.1 billion as September 30, 2019, June 30, 2019, March 31, 2019, and December 31, 2018, and $1.2 billion as of September 30, 2018, June 30, 2018, and March 31, 2018.

(b)	Other deposits include mortgage escrow and other deposits.
During 2019, our total deposit base grew $14.6 billion and we added approximately 322 thousand retail deposit customers, resulting in 1.97 million total retail deposit customers as of December 31, 2019. The recent growth in total deposits has been primarily attributable to our retail deposit portfolio—particularly within our online savings product and retail CDs. Strong retention rates and customer acquisition, reflecting the strength of the brand, continue to drive growth in retail deposits. Refer to Note 14 to the Consolidated Financial Statements for a summary of deposit funding by type.
Securitizations and Secured Financings
In addition to building a larger deposit base, securitizations and secured funding continue to be a reliable and cost-effective source of financing. Securitizations and secured funding transactions, collectively referred to as securitization transactions due to their similarities, allow us to convert our automotive finance receivables and operating leases into cash earlier than what would have occurred in the normal course of business, and we continue to remain active in the well-established securitization markets.
As part of these securitization transactions, we sell assets to various special purpose entities (SPEs) in exchange for the proceeds from the issuance of debt and other beneficial interests in the assets. The activities of the SPEs are generally limited to acquiring the assets, issuing and making payments on the debt, paying related expenses, and periodically reporting to investors.
These SPEs are separate legal entities that assume the risks and rewards of ownership of the receivables they hold. The assets of the SPEs are not available to satisfy our claims or those of our creditors. In addition, the SPEs do not invest in our equity or in the equity of any of our affiliates. Our economic exposure related to the SPEs is generally limited to cash reserves, retained interests, and customary representation, warranty, and covenant provisions.
We typically agree to service the assets transferred in our securitization transactions for a fee, and we may be entitled to other related fees. The total amount of servicing fees earned is disclosed in Note 5 to the Consolidated Financial Statements. We may also retain a portion of senior and subordinated interests issued by the SPEs. Subordinate interests typically provide credit support to the more highly rated senior interest in a securitization transaction and may be subject to all or a portion of the first-loss position related to the sold assets.
Certain of these securitization transactions meet the criteria to be accounted for as off-balance-sheet securitization transactions if we do not hold a potentially significant economic interest or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Certain of our securitization transactions do not meet the required criteria to be accounted for as off-balance-sheet securitization transactions; therefore, they are accounted for as secured borrowings. For information regarding our securitization activities, refer to Note 1 and Note 11 to the Consolidated Financial Statements.
During 2019, we raised $3.6 billion through the completion of term securitization transactions backed by consumer automotive loans. Additionally, for consumer automotive loans and operating leases, the term structure of the transaction locks in funding for a specified pool of loans and operating leases, creating an effective tool for managing interest rate and liquidity risk.
We manage securitization execution risk by maintaining a diverse domestic and foreign investor base and available capacity from committed secured credit facilities provided by banks. Our ability to access the unused capacity in these facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. We maintain bilateral facilities, which fund our Automotive Finance operations. The facilities can be revolving in nature—generally having an original tenor ranging from 364 days to two years and allowing for additional funding during the commitment period—or they can be amortizing and not allow for any further funding after the commitment period. At December 31, 2019, all of our $2.5 billion of capacity was revolving and of this balance, $1.1 billion was from facilities with a remaining tenor greater than 364 days.
We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage finance receivables and loans and investment securities. As of December 31, 2019, we had pledged $24.8 billion of assets to the FHLB resulting in $18.8 billion in total funding capacity with $16.3 billion of debt outstanding.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

At December 31, 2019, $46.2 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings and repurchase agreements. Refer to Note 15 to the Consolidated Financial Statements for further discussion.
Unsecured Financings
We obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $2.6 billion at December 31, 2019. We also have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed-maturity dates and floating-rate notes. There were $271 million of retail term notes outstanding at December 31, 2019. The remainder of our unsecured debt is composed of institutional term debt. In May 2019, we accessed the unsecured debt capital markets and raised $750 million through the issuance of senior notes. Refer to Note 15 to the Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of December 31, 2019, we had no debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We had assets pledged and restricted as collateral to the FRB totaling $2.4 billion as of December 31, 2019. We had no debt outstanding with the FRB as of December 31, 2019.
Cash Flows
The following summarizes the activity reflected on the Consolidated Statement of Cash Flows. While this information may be helpful to highlight certain macro trends and business strategies, the cash flow analysis may not be as helpful when analyzing changes in our net earnings and net assets. We believe that in addition to the traditional cash flow analysis, the discussion related to liquidity, dividends, and ALM herein may provide more useful context in evaluating our liquidity position and related activity.
Net cash provided by operating activities was $4.1 billion and $4.2 billion for the years ended December 31, 2019, and 2018, respectively. Activity was largely consistent year-over-year, as cash flows from our consumer and commercial lending activities remained relatively flat.
Net cash used in investing activities was $3.8 billion for the year ended December 31, 2019, compared to $14.5 billion for the same period in 2018. The decrease was primarily due to a $9.7 billion net decrease in cash outflows from purchases, sales, originations and repayments of finance receivables and loans, as repayments outpaced originations. This decrease was also driven by a $835 million increase in purchases of available-for-sale securities, net proceeds from sales and repayments. This was partially offset by a $778 million increase in net outflows from purchases of operating lease assets, net of disposals.
Net cash used in financing activities for the year ended December 31, 2019, was $1.5 billion, compared to net cash provided by financing activities of $10.7 billion for the same period in 2018. The change was primarily attributable to a $11.5 billion decrease in net cash inflows due to issuance of long-term debt and an increase in net cash outflows related to short-term borrowings of $3.0 billion between the two periods. This was partially offset by an increase of $1.7 billion from net cash inflows associated with deposits.
Capital Planning and Stress Tests
Under the final rules implementing the Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCP Act), as further described in Note 20 to the Consolidated Financial Statements, we are (1) made subject to supervisory stress testing on a two-year cycle rather than the previously required one-year cycle, (2) required to continue submitting an annual capital plan to the FRB, (3) allowed to continue excluding accumulated other comprehensive income from regulatory capital, (4) exempted from company-run capital stress testing, and (5) allowed to remain exempted from the supplementary leverage ratio and the countercyclical capital buffer.
Our annual capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on our capital. The plan must also include a discussion of how we, under expected and stressful conditions, will maintain capital commensurate with its risks and above the minimum regulatory capital ratios, and will serve as a source of strength to Ally Bank. The FRB will either object to the plan, in whole or in part, or provide a notice of non-objection. If the FRB objects to the plan, or if certain material events occur after submission of the plan, we must submit a revised plan to the FRB within 30 days. Even if the FRB does not object to the plan, we may be precluded from or limited in paying dividends or other capital distributions without the FRB’s approval under certain circumstances—for example, when we would not meet minimum regulatory capital ratios and capital buffers after giving effect to the distributions.
In October 2019, the FRB noted its intent to propose changes to the capital-plan rule, including for the purpose of providing Category IV firms like us with additional flexibility in developing their annual capital plans. At this time, the impacts that such a potential future proposal may have on us are not clear.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents information related to our common stock and distributions to our common stockholders over the last eight quarters.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2018
First quarter	$185	6,473	437,054	432,691	$0.13
Second quarter	195	7,280	432,691	425,752	0.13
Third quarter	250	9,194	425,752	416,591	0.15
Fourth quarter	309	12,121	416,591	404,900	0.15
2019
First quarter	$211	8,113	404,900	399,761	$0.17
Second quarter	229	7,775	399,761	392,775	0.17
Third quarter	300	9,287	392,775	383,523	0.17
Fourth quarter	299	9,554	383,523	374,332	0.17

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On January 13, 2020, our Board declared a quarterly cash dividend of $0.19 per share on all common stock, payable on February 14, 2020. Refer to Note 31 to the Consolidated Financial Statements for further information regarding this common stock dividend.

We received a non-objection to our 2018 capital plan in June 2018. We were not required to submit an annual capital plan to the FRB, participate in the supervisory stress test or CCAR, or conduct company-run capital stress tests during the 2019 cycle. Instead, our capital actions during this cycle are largely based on the results from our 2018 supervisory stress test. On April 1, 2019, our Board authorized an increase in our stock-repurchase program, permitting us to repurchase up to $1.25 billion of our common stock from time to time from the third quarter of 2019 through the second quarter of 2020, representing a 25% increase over our previously announced program. Additionally, on January 13, 2020, our Board declared a quarterly cash dividend of $0.19 per share of our common stock. Refer to Note 31 to the Consolidated Financial Statements for further information on the most recent dividend.
Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, regulatory considerations, any accounting standards that affect capital or liquidity (including CECL), financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be suspended at any time.
Regulatory Capital
Refer to Note 20 to the Consolidated Financial Statements and the section titled Selected Financial Data within this MD&A.
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

Rating agency	Short-term	Senior unsecured debt	Outlook	Date of last action
Fitch	F3	BBB-	Stable	August 19, 2019 (a)
Moody’s	Not Prime	Ba1	Stable	December 19, 2019 (b)
S&P	A-3	BBB-	Stable	October 16, 2019 (c)
DBRS	R-3	BBB (Low)	Positive	May 20, 2019 (d)

(a)	Fitch upgraded our senior unsecured debt rating to BBB- from BB+, upgraded our short-term rating to F3 from B, and changed the outlook to Stable from Positive on August 19, 2019.

(b)
Moody’s upgraded our senior unsecured debt rating to Ba1 from Ba2, affirmed our short-term rating of Not Prime, and maintained a Stable outlook on December 19, 2019. Effective December 1, 2014, we determined to not renew our contractual arrangement with Moody’s related to their providing of our issuer, senior unsecured debt, and short-term ratings. Notwithstanding this, Moody’s has determined to continue to provide these ratings on a discretionary basis. However, Moody’s has no obligation to continue to provide these ratings, and could cease doing so at any time.

(c)	Standard & Poor’s upgraded our senior unsecured debt rating to BBB- from BB+, upgraded our short-term rating to A-3 from B, and changed the outlook to Stable from Positive on October 16, 2019.

(d)	DBRS affirmed our senior unsecured debt rating of BBB (Low), affirmed our short-term rating of R-3, and changed the outlook to Positive from Stable on May 20, 2019.
During 2019, both S&P and Fitch upgraded our senior unsecured credit rating from BB+ to BBB-, which is defined by both rating agencies as an investment grade credit rating. Following our announcement to acquire CardWorks on February 18, 2020, Fitch, Moody’s, S&P, and DBRS affirmed our credit ratings for our short-term and senior unsecured debt, with each agency maintaining its respective outlook.
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
Insurance Financial Strength Ratings
Substantially all of our Insurance operations have a Financial Strength Rating (FSR) and an Issuer Credit Rating (ICR) from the A.M. Best Company (A.M. Best). The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to policyholders. Lower ratings generally result in fewer opportunities to write business, as insureds, particularly large commercial insureds, and insurance companies purchasing reinsurance have guidelines requiring high FSR ratings. On August 30, 2019, A.M. Best upgraded the FSR for Ally Insurance Group to A- (excellent) from B++ (good), and upgraded the ICR to a- from bbb+. The outlook was revised to Stable from Positive.
Off-Balance-Sheet Arrangements
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

December 31, 2019 ($ in millions)	Less than 1 year	1–3 years	3–5 years	More than 5 years	Total
Contractually obligated payments due by period
Long-term debt
Total (a)	$9,297	$16,928	$2,214	$6,751	$35,190
Scheduled interest payments for fixed-rate long-term debt	989	1,163	685	1,520	4,357
Estimated interest payments for variable-rate long-term debt (b)	242	442	427	3,172	4,283
Estimated net payments under interest rate swap agreements (b)	1	25	12	78	116
Lease commitments (c)	50	72	32	62	216
Purchase obligations	68	78	51	27	224
Bank certificates of deposit (d) (e)	41,425	14,628	2,125	—	58,178
Deposit liabilities without a stated maturity (e) (f)	62,606	—	—	—	62,606
Total contractually obligated payments due by period	$114,678	$33,336	$5,546	$11,610	$165,170
Total other commitments by expiration period
Lending commitments	$2,942	$845	$1,294	$474	$5,555

(a)
Total long-term debt amount reflects the remaining principal obligation and excludes net original issue discount of $1.1 billion, unamortized debt issuance costs of $86 million, and a favorable hedge basis adjustment of $24 million related to fixed-rate debt previously designated as a hedged item.

(b)
Estimated using a forecasted variable interest model, when available, or the applicable variable interest rate as of the most recent reset date prior to December 31, 2019. For additional information on derivative instruments and hedging activities, refer to Note 21 to the Consolidated Financial Statements.

(c)
Excludes a forward-starting lease agreement for a new corporate facility in Charlotte, North Carolina, scheduled to commence in April 2021. The lease agreement will have a total of $290 million in undiscounted future lease payments over the 15-year term of the lease.

(d)	Amounts presented exclude unamortized commissions paid to brokers.

(e)	Deposits exclude estimated interest payments.

(f)
Deposits without a stated maturity are payable on demand and include savings and money market checking, mortgage escrow, dealer, and other deposits; and are classified above as due in less than one year.

The foregoing table does not include our reserves for insurance losses and loss adjustment expenses, which total $122 million at December 31, 2019. While payments due on insurance losses are considered contractual obligations because they related to insurance policies issued by us, the ultimate amount to be paid and the timing of payment for an insurance loss is an estimate subject to significant uncertainty. Furthermore, the majority of the balance is expected to be paid out in less than five years.
The following provides a description of the items summarized in the preceding table of contractual obligations.
Long-term Debt
Amounts represent the scheduled maturity of long-term debt at December 31, 2019, assuming that no early redemptions occur. The maturity of secured debt may vary based on the payment activity of the related secured assets. The amounts presented are before the effect of any unamortized discount, debt issuance costs, or fair value adjustment. Refer to Note 15 to the Consolidated Financial Statements for additional information on our debt obligations. We primarily use interest rate swaps to manage interest rate risk associated with our secured and unsecured long-term debt portfolio. These derivatives are recorded on the balance sheet at fair value. For additional information on derivatives, refer to Note 21 to the Consolidated Financial Statements.
Lease Commitments
We have obligations under various operating lease arrangements for real property with noncancelable lease terms that expire after December 31, 2019. Refer to Note 10 to the Consolidated Financial Statements for additional information.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Lending Commitments
We have outstanding lending commitments with customers. The amounts presented represent the unused portion of those commitments at December 31, 2019. Refer to Note 28 to the Consolidated Financial Statements for additional information.
Critical Accounting Estimates
Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make certain judgments and assumptions, on the basis of information available at the time of the financial statements, in determining accounting estimates used in the preparation of these statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements; critical accounting estimates are described in this section. An accounting estimate is considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Our management has discussed the development, selection, and disclosure of these critical accounting estimates with the Audit Committee of our Board, and the Audit Committee has reviewed our disclosure relating to these estimates.
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
The consumer portfolio segments consist of smaller-balance, homogeneous loans within our Automotive Finance operations, Mortgage Finance operations, and consumer unsecured lending included within Corporate and Other. Excluding certain loans that are identified as individually impaired, the allowance for each consumer portfolio segment (automotive, mortgage, and other) is evaluated collectively. The allowance is based on aggregated portfolio segment evaluations that begin with estimates of incurred losses in each portfolio segment based on various statistical analyses for our automotive and mortgage portfolio segments, and a vintage analysis for our other portfolio segment. We leverage statistical models based on recent loss trends to develop a systematic incurred loss reserve. These statistical loss forecasting models are utilized to estimate incurred losses and consider several credit quality indicators including, but not limited to, historical loss experience, current economic conditions, credit scores, and expected loss factors by loan type. Management believes these factors are relevant to estimate incurred losses and are updated on a quarterly basis in order to incorporate information reflective of the current economic environment, as changes in these assumptions could have a significant impact. In order to develop our best estimate of probable incurred losses inherent in the loan portfolio, management reviews and analyzes the output from the models and may adjust the reserves to take into consideration environmental, qualitative, and other factors that may not be captured in the models. These adjustments are documented and reviewed through our risk management processes. Management reviews, updates, and validates its systematic process and loss assumptions on a periodic basis. This process involves an analysis of loss information, such as a review of loss and credit trends, a retrospective evaluation of actual loss information to loss forecasts, and other analyses.
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
The determination of the allowance is influenced by numerous assumptions and many factors that may materially affect estimates of loss, including volatility of loss given default, probability of default, and rating migration. The critical assumptions underlying the allowance include: (i) segmentation of each portfolio based on common risk characteristics; (ii) identification and estimation of portfolio indicators and other factors that management believes are key to estimating incurred credit losses; and (iii) evaluation by management of borrower, collateral, and geographic information. Management monitors the adequacy of the allowance and makes adjustments as the assumptions in the

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

underlying analyses change to reflect an estimate of incurred loan losses at the reporting date, based on the best information available at that time. In addition, the allowance related to the commercial portfolio segment could be influenced by situations in which automotive manufacturers may repurchase vehicles used as collateral to secure the loans in default situations. To the extent that actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce earnings.
Valuation of Automotive Operating Lease Assets and Residuals
We have significant investments in vehicles in our operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the operating lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term. At contract inception, we determine pricing based on the projected residual value of the vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally generated data is compared against third-party, independent data for reasonableness. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus rental charges. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of vehicles to assess the appropriateness of the carrying value of operating lease assets.
To account for residual risk, we depreciate automotive operating lease assets to expected realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Periodically, we review the projected value of the leased vehicle at termination based on current market conditions, and other relevant data points, and adjust depreciation expense as necessary over the remaining term of the lease. Impairment of operating lease assets is assessed upon the occurrence of a triggering event. Triggering events are systemic, observed events impacting the used vehicle market such as shocks to oil and gas prices that may indicate impairment of the operating lease asset. Impairment is determined to exist if the expected undiscounted cash flows generated from the operating lease assets are less than the carrying value of the operating lease assets. If the operating lease assets are impaired, they are written down to their fair value as estimated by discounted cash flows. There were no such impairment charges in 2019, 2018, or 2017.
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
Fair Value of Financial Instruments
We use fair value measurements to record fair value adjustments to certain instruments and to determine fair value disclosures. Refer to Note 24 to the Consolidated Financial Statements for a description of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. We follow the fair value hierarchy set forth in Note 24 to the Consolidated Financial Statements in order to prioritize the inputs utilized to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis, which can result in reclassifications between hierarchy levels.
We have numerous internal controls in place to address risks inherent in estimating fair value measurements. Significant fair value measurements are subject to detailed analytics and management review and approval. We have an established risk management policy and model validation program. This model validation program establishes a controlled environment for the development, implementation, and operation of models used to generate fair value measurements and change procedures. Further, this program uses a risk-based approach to determine the frequency at which models are to be independently reviewed and validated. Additionally, a wide array of operational controls governs fair value measurements, including controls over the inputs into and the outputs from the fair value measurement models. For example, we backtest the internal assumptions used within models against actual performance. We also monitor the market for recent trades, market surveys, or other market information that may be used to benchmark model inputs or outputs. Certain valuations will also be benchmarked to market indices when appropriate and available. We have scheduled model or input recalibrations that occur on a periodic basis but will recalibrate earlier if significant variances are observed as part of the backtesting or benchmarking noted above.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. Following the sale of our legacy international operations in 2012 and 2013, we continue to hold unexpired foreign tax credits subject to a partial valuation allowance. We continue to believe it is more likely than not that the benefit for certain foreign tax credit carryforwards and state net operating loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on these deferred tax assets relating to these carryforwards and it is reasonably possible that the valuation allowance may change in the next 12 months.
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

	2019			2018			2017
Year ended December 31, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate
Assets
Interest-bearing cash and cash equivalents	$3,837	$78	2.02%	$4,365	$72	1.65%	$3,086	$37	1.20%
Investment securities (b)	31,176	887	2.85	26,217	729	2.78	22,784	568	2.49
Loans held-for-sale, net	375	17	4.60	287	15	5.23	5	—	—
Finance receivables and loans, net (b) (c)	128,654	7,337	5.70	124,932	6,688	5.35	119,040	5,819	4.89
Investment in operating leases, net (d)	8,509	489	5.74	8,590	464	5.40	9,791	623	6.36
Other earning assets	1,181	68	5.68	1,182	59	4.99	908	31	3.41
Total interest-earning assets	173,732	8,876	5.11	165,573	8,027	4.85	155,614	7,078	4.55
Noninterest-bearing cash and cash equivalents	418			493			827
Other assets	6,864			6,267			7,686
Allowance for loan losses	(1,274)			(1,266)			(1,208)
Total assets	$179,740			$171,067			$162,919
Liabilities and equity
Interest-bearing deposit liabilities (b)	$115,244	$2,538	2.20%	$99,056	$1,735	1.75%	$86,631	$1,077	1.24%
Short-term borrowings	5,686	135	2.38	7,674	149	1.94	9,055	127	1.40
Long-term debt (b)	38,466	1,570	4.08	45,893	1,753	3.82	48,989	1,653	3.37
Total interest-bearing liabilities	159,396	4,243	2.66	152,623	3,637	2.38	144,675	2,857	1.97
Noninterest-bearing deposit liabilities	141			133			101
Total funding sources	159,537	4,243	2.66	152,756	3,637	2.38	144,776	2,857	1.97
Other liabilities	6,215			5,222			4,652
Total liabilities	165,752			157,978			149,428
Total equity	13,988			13,089			13,491
Total liabilities and equity	$179,740			$171,067			$162,919
Net financing revenue and other interest income		$4,633			$4,390			$4,221
Net interest spread (e)			2.45%			2.47%			2.58%
Net yield on interest-earning assets (f)			2.67%			2.65%			2.71%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

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

(d)
Yield includes gains on the sale of off-lease vehicles of $69 million, $90 million, and $124 million, for the years ended December 31, 2019, 2018, and 2017, respectively. Excluding these gains on sale, the yield would be 4.93%, 4.35%, and 5.10% for the years ended December 31, 2019, 2018, and 2017, respectively.

(e)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(f)	Net yield on interest-earning assets represents net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents an analysis of the changes in net financing revenue and other interest income, volume, and rate.

	2019 vs. 2018 (Decrease) increase due to (a)			2018 vs. 2017 Increase (decrease) due to (a)
Year ended December 31, ($ in millions)	Volume	Yield/rate	Total	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$(9)	$15	$6	$15	$20	$35
Investment securities	138	20	158	86	75	161
Loans held-for-sale, net	5	(3)	2	15	—	15
Finance receivables and loans, net	199	450	649	288	581	869
Investment in operating leases, net	(4)	29	25	(76)	(83)	(159)
Other earning assets	—	9	9	9	19	28
Total interest-earning assets			$849			$949
Liabilities
Interest-bearing deposit liabilities	$284	$519	$803	$154	$504	$658
Short-term borrowings	(39)	25	(14)	(19)	41	22
Long-term debt	(284)	101	(183)	(104)	204	100
Total interest-bearing liabilities			$606			$780
Net financing revenue and other interest income			$243			$169

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
Outstanding Finance Receivables and Loans
The following table presents the composition of our on-balance-sheet finance receivables and loans.

December 31, ($ in millions)	2019	2018	2017	2016	2015
Consumer
Consumer automotive	$72,390	$70,539	$68,071	$65,793	$64,292
Consumer mortgage
Mortgage Finance	16,181	15,155	11,657	8,294	6,413
Mortgage — Legacy	1,141	1,546	2,093	2,756	3,360
Total consumer mortgage	17,322	16,701	13,750	11,050	9,773
Consumer other	212	—	—	—	—
Total consumer	89,924	87,240	81,821	76,843	74,065
Commercial
Commercial and industrial
Automotive	28,332	33,672	33,025	35,041	31,469
Other	5,014	4,205	3,887	3,248	2,640
Commercial real estate	4,961	4,809	4,160	3,812	3,426
Total commercial loans	38,307	42,686	41,072	42,101	37,535
Total finance receivables and loans	$128,231	$129,926	$122,893	$118,944	$111,600
Loans held-for-sale	$158	$314	$108	$—	$105

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Nonperforming Assets
The following table summarizes the nonperforming assets in our on-balance-sheet portfolio.

December 31, ($ in millions)	2019	2018	2017	2016	2015
Consumer
Consumer automotive	$762	$664	$603	$598	$475
Consumer mortgage
Mortgage Finance	17	9	25	10	15
Mortgage — Legacy	40	70	92	89	113
Total consumer mortgage	57	79	117	99	128
Consumer other	2	—	—	—	—
Total consumer (a)	821	743	720	697	603
Commercial
Commercial and industrial
Automotive	73	203	27	33	25
Other	138	142	44	84	44
Commercial real estate	4	4	1	5	8
Total commercial (b)	215	349	72	122	77
Total nonperforming finance receivables and loans	1,036	1,092	792	819	680
Foreclosed properties	9	11	10	13	10
Repossessed assets (c)	147	136	140	135	122
Total nonperforming assets	$1,192	$1,239	$942	$967	$812

(a)
Interest revenue that would have been accrued on total consumer finance receivables and loans at original contractual rates was $67 million during the year ended December 31, 2019. Interest income recorded for these loans was $31 million during the year ended December 31, 2019.

(b)
Interest revenue that would have been accrued on total commercial finance receivables and loans at original contractual rates was $18 million during the year ended December 31, 2019. Interest income recorded for these loans was $5 million during the year ended December 31, 2019.

(c)	Repossessed assets exclude repossessed operating leases of $6 million at both December 31, 2019, and 2018, $9 million at December 31, 2017, and $8 million at both December 31, 2016, and 2015.
Accruing Finance Receivables and Loans Past Due 90 Days or More
Loans are generally placed on nonaccrual status when principal or interest has been delinquent for at least 90 days, or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements for a description of our accounting policies for finance receivables and loans. We had no consumer or commercial on-balance-sheet accruing finance receivables and loans or loans held-for-sale past due 90 days or more as to principal and interest as of December 31, 2019, 2018, 2017, 2016, and 2015.
Allowance for Loan Losses
The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	2019	2018	2017	2016	2015
Balance at January 1,	$1,242	$1,276	$1,144	$1,054	$977
Charge-offs (a)	(1,490)	(1,433)	(1,392)	(1,142)	(892)
Recoveries	514	488	382	341	283
Net charge-offs	(976)	(945)	(1,010)	(801)	(609)
Provision for loan losses	998	918	1,148	917	707
Other (b)	(1)	(7)	(6)	(26)	(21)
Balance at December 31,	$1,263	$1,242	$1,276	$1,144	$1,054

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2019		2018		2017		2016		2015
December 31, ($ in millions)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Consumer
Consumer automotive	$1,075	85.1	$1,048	84.3	$1,066	83.5	$932	81.4	$834	79.1
Consumer mortgage
Mortgage Finance	19	1.5	16	1.3	19	1.5	11	1.0	16	1.5
Mortgage — Legacy	27	2.2	37	3.0	60	4.7	80	7.0	98	9.3
Total consumer mortgage	46	3.7	53	4.3	79	6.2	91	8.0	114	10.8
Consumer other	9	0.7	—	—	—	—	—	—	—	—
Total consumer loans	1,130	89.5	1,101	88.6	1,145	89.7	1,023	89.4	948	89.9
Commercial
Commercial and industrial
Automotive	31	2.5	36	2.9	37	2.9	32	2.8	29	2.8
Other	78	6.1	77	6.2	68	5.4	64	5.6	53	5.0
Commercial real estate	24	1.9	28	2.3	26	2.0	25	2.2	24	2.3
Total commercial loans	133	10.5	141	11.4	131	10.3	121	10.6	106	10.1
Total allowance for loan losses	$1,263	100.0	$1,242	100.0	$1,276	100.0	$1,144	100.0	$1,054	100.0
Deposit Liabilities
The following table presents the average balances and interest rates paid for types of domestic deposits.

	2019		2018		2017
Year ended December 31, ($ in millions)	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate
Domestic deposits
Noninterest-bearing deposits	$141	—%	$133	—%	$101	—%
Interest-bearing deposits
Savings and money market checking accounts	60,464	1.93	51,427	1.60	50,204	1.07
Certificates of deposit	54,779	2.51	47,624	1.91	36,375	1.47
Other deposits	1	4.85	5	6.91	52	5.09
Total domestic deposit liabilities	$115,385	2.20	$99,189	1.75	$86,732	1.24

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.
The following table presents the amounts of certificates of deposit in denominations of $100 thousand or more and $250 thousand or more, segregated by time remaining until maturity.

December 31, 2019 ($ in millions)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Certificates of deposit ($100,000 or more)	$6,141	$5,344	$9,468	$4,647	$25,600
Certificates of deposit ($250,000 or more)	1,922	1,679	3,212	1,371	8,184

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
Based on the assessment performed, management concluded that at December 31, 2019, Ally’s internal control over financial reporting was effective based on the COSO criteria.
The independent registered public accounting firm, Deloitte & Touche LLP, has audited the Consolidated Financial Statements of Ally and has issued an attestation report on our internal control over financial reporting at December 31, 2019, as stated in its report, which is included herein.

/S/ JEFFREY J. BROWN	/S/ JENNIFER A. LACLAIR
Jeffrey J. Brown	Jennifer A. LaClair
Chief Executive Officer	Chief Financial Officer
February 25, 2020	February 25, 2020

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Ally Financial Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Loan Losses - Consumer Automotive Portfolio - Refer to Notes 1 and 9 to the Financial Statements
Critical Audit Matter Description
The allowance for loan losses (“allowance”) is management’s estimate of incurred losses in the lending portfolio. The consumer automotive portfolio represents 56% of the total finance receivables and loans balance and the amount of the allowance required for the consumer automotive loan portfolio is based on its relevant risk characteristics and represents 85% of the total allowance of the Company. The determination of the appropriate level of the allowance for the consumer automotive portfolio inherently involves a high degree of subjectivity and requires significant estimates of current credit risks using both quantitative and qualitative analyses.
The Company uses a model to estimate the quantitative component of the consumer automotive allowance using borrower, collateral, and macroeconomic risk characteristics. Additionally, management takes into consideration relevant qualitative factors that have occurred but are not yet reflected in the model estimate. Qualitative adjustments are documented, reviewed, and approved through the Company’s established risk governance processes.
Auditing certain aspects of the allowance, including the (1) model methodology, (2) model accuracy, (3) selection of relevant risk characteristics and assumptions, (4) interpretation of the results, and (5) use of qualitative adjustments, involved especially subjective and complex judgment. Given the calculation of the allowance requires significant judgment in determining the estimate, performing audit procedures to evaluate the reasonableness of management’s estimate of the allowance required a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the specific aspects of the consumer automotive allowance described above included the following, among others:

•
We tested the effectiveness of controls over the Company’s (1) model methodology, (2) model accuracy, (3) selection of relevant risk characteristics and assumptions, (4) interpretation of results, and (5) use of qualitative adjustments.

•
With the assistance of our credit specialists, we evaluated the reasonableness of the (1) model methodology, (2) model accuracy, (3) selection of relevant risk characteristics and assumptions, (4) interpretation of the results, and (5) use of qualitative adjustments.

•	We tested the Company’s model performance evaluation methods and computational accuracy of the model.

Report of Independent Registered Public Accounting Firm

•	We tested the Company’s loss emergence period analysis.

•	We tested the accuracy and completeness of key risk characteristics input into the model by agreeing to source information.

•
We evaluated the Company’s method for determining qualitative adjustments to the model estimate by testing on a sample basis (and, where applicable, recalculating) the (1) key assumptions, (2) input data, and (3) the reasonableness of any changes in assumptions compared to prior periods made by management.

Financial Instruments - Credit Losses (ASU 2016-13) - Consumer Automotive Portfolio - Refer to Note 1 to the Financial Statements
Critical Audit Matter Description
On January 1, 2020, the Company will adopt ASU 2016-13, Financial Instruments - Credit Losses, which introduces a forward-looking “expected loss” model (the “Current Expected Credit Losses (CECL)” model) to estimate credit losses over the remaining expected life of the Company’s loan portfolio upon adoption, rather than the incurred loss model under current accounting principles generally accepted in the United States of America. Estimates of expected credit losses under the CECL model are based on relevant information about past events, current conditions, and reasonable and supportable forward-looking forecasts regarding the collectability of the loan portfolio.
The Company’s consumer automotive portfolio represents 56% of the total finance receivables and loans balance and the amount of the allowance required for the consumer automotive portfolio is based on its relevant risk characteristics and represents substantially all of the total transition impact disclosed in Note 1.
The Company disclosed that it expected an increase of approximately $1.3 billion to the allowance for loan losses upon adoption of CECL on January 1, 2020, primarily driven by the Company’s consumer automotive loan portfolio. The CECL standard requires management to make estimates of the expected credit losses over the expected life of the loans, including using estimates of future economic conditions that will impact the amount of such future losses. In order to estimate the expected credit losses, the existing model used to estimate the allowance for loan losses for consumer automotive loans was updated to reflect the requirements under CECL.
Given the estimation of credit losses significantly changes under the CECL model, including the application of new accounting policies, the use of new subjective judgments, and changes made to the loss estimation model, performing audit procedures to evaluate the disclosure of ASU 2016-13 adoption involved a high degree of auditor judgment and required an increased extent of effort, including the need to involve our credit specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s disclosure of its ASU 2016-13 adoption included the following, among others:

•
We tested the effectiveness of management’s controls over (1) key assumptions and judgments, (2) the CECL estimation model for consumer automotive loans, (3) selection and application of new accounting policies, and (4) disclosure of the estimated impact of adoption disclosed in Note 1 to the Financial Statements.

•	We evaluated the completeness of the Company’s disclosure related to the adoption of ASU 2016-13.

•	We evaluated the appropriateness of the Company’s accounting policies, methodologies, and elections involved in the adoption of the CECL standard.

•	We tested the CECL estimation model for consumer automotive loans, including the inputs, and the reconciliation of relevant inputs to the general ledger.

•
We involved credit specialists to assist us in evaluating the reasonableness and conceptual soundness of the methodology, as applied in the CECL estimation model for consumer automotive loans, including key assumptions and judgments in estimating expected credit losses.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 25, 2020
We have served as the Company’s auditor since at least 1936; however, an earlier year could not be reliably determined.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Ally Financial Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 25, 2020, expressed an unqualified opinion on those consolidated financial statements.
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

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 25, 2020

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2019	2018	2017
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$7,337	$6,688	$5,819
Interest on loans held-for-sale	17	15	—
Interest and dividends on investment securities and other earning assets	955	788	599
Interest on cash and cash equivalents	78	72	37
Operating leases	1,470	1,489	1,867
Total financing revenue and other interest income	9,857	9,052	8,322
Interest expense
Interest on deposits	2,538	1,735	1,077
Interest on short-term borrowings	135	149	127
Interest on long-term debt	1,570	1,753	1,653
Total interest expense	4,243	3,637	2,857
Net depreciation expense on operating lease assets	981	1,025	1,244
Net financing revenue and other interest income	4,633	4,390	4,221
Other revenue
Insurance premiums and service revenue earned	1,087	1,022	973
Gain on mortgage and automotive loans, net	28	25	68
Other gain (loss) on investments, net	243	(50)	102
Other income, net of losses	403	417	401
Total other revenue	1,761	1,414	1,544
Total net revenue	6,394	5,804	5,765
Provision for loan losses	998	918	1,148
Noninterest expense
Compensation and benefits expense	1,222	1,155	1,095
Insurance losses and loss adjustment expenses	321	295	332
Other operating expenses	1,886	1,814	1,683
Total noninterest expense	3,429	3,264	3,110
Income from continuing operations before income tax expense	1,967	1,622	1,507
Income tax expense from continuing operations	246	359	581
Net income from continuing operations	1,721	1,263	926
(Loss) income from discontinued operations, net of tax	(6)	—	3
Net income	$1,715	$1,263	$929
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, (in dollars) (a)	2019	2018	2017
Basic earnings per common share
Net income from continuing operations	$4.38	$2.97	$2.04
(Loss) income from discontinued operations, net of tax	(0.02)	—	0.01
Net income	$4.36	$2.97	$2.05
Diluted earnings per common share
Net income from continuing operations	$4.35	$2.95	$2.03
(Loss) income from discontinued operations, net of tax	(0.02)	—	0.01
Net income	$4.34	$2.95	$2.04
Cash dividends declared per common share	$0.68	$0.56	$0.40

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 19 for additional earnings per share information. The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Comprehensive Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2019	2018	2017
Net income	$1,715	$1,263	$929
Other comprehensive income (loss), net of tax
Investment securities
Net unrealized gains (losses) arising during the period	741	(287)	192
Less: Net realized gains reclassified to net income	60	8	92
Net change	681	(295)	100
Translation adjustments
Net unrealized gains (losses) arising during the period	5	(11)	8
Net investment hedges
Net unrealized (losses) gains arising during the period	(4)	9	(6)
Translation adjustments and net investment hedges, net change	1	(2)	2
Cash flow hedges
Net unrealized (losses) gains arising during the period	(7)	10	3
Less: Net realized gains reclassified to net income	10	2	—
Net change	(17)	8	3
Defined benefit pension plans
Net unrealized (losses) gains arising during the period	(11)	—	1
Other comprehensive income (loss), net of tax	654	(289)	106
Comprehensive income	$2,369	$974	$1,035
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
Ally Financial Inc. • Form 10-K

December 31, ($ in millions, except share data)	2019	2018
Assets
Cash and cash equivalents
Noninterest-bearing	$619	$810
Interest-bearing	2,936	3,727
Total cash and cash equivalents	3,555	4,537
Equity securities	616	773
Available-for-sale securities (refer to Note 8 for discussion of investment securities pledged as collateral)	30,284	25,303
Held-to-maturity securities (fair value of $1,600 and $2,307)	1,568	2,362
Loans held-for-sale, net	158	314
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	128,231	129,926
Allowance for loan losses	(1,263)	(1,242)
Total finance receivables and loans, net	126,968	128,684
Investment in operating leases, net	8,864	8,417
Premiums receivable and other insurance assets	2,558	2,326
Other assets	6,073	6,153
Total assets	$180,644	$178,869
Liabilities
Deposit liabilities
Noninterest-bearing	$119	$142
Interest-bearing	120,633	106,036
Total deposit liabilities	120,752	106,178
Short-term borrowings	5,531	9,987
Long-term debt	34,027	44,193
Interest payable	641	523
Unearned insurance premiums and service revenue	3,305	3,044
Accrued expenses and other liabilities	1,972	1,676
Total liabilities	166,228	165,601
Commitments and Contingencies (refer to Note 28 and Note 29)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 496,957,805 and 492,797,409; and outstanding 374,331,998 and 404,899,599)	21,438	21,345
Accumulated deficit	(4,057)	(5,489)
Accumulated other comprehensive income (loss)	123	(539)
Treasury stock, at cost (122,625,807 and 87,897,810 shares)	(3,088)	(2,049)
Total equity	14,416	13,268
Total liabilities and equity	$180,644	$178,869
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

December 31, ($ in millions)	2019	2018
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$18,710	$18,086
Allowance for loan losses	(153)	(114)
Total finance receivables and loans, net	18,557	17,972
Investment in operating leases, net	—	164
Other assets	787	767
Total assets	$19,344	$18,903
Liabilities
Long-term debt	$9,087	$10,482
Accrued expenses and other liabilities	11	12
Total liabilities	$9,098	$10,494
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity
Ally Financial Inc. • Form 10-K

($ in millions)	Common stock and paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total equity
Balance at January 1, 2017	$21,166	$(7,151)	$(341)	$(357)	$13,317
Net income		929			929
Share-based compensation	79				79
Other comprehensive income			106		106
Common stock repurchases				(753)	(753)
Common stock dividends ($0.40 per share)		(184)			(184)
Balance at December 31, 2017	$21,245	$(6,406)	$(235)	$(1,110)	$13,494
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2014-09		(126)			(126)
Adoption of Accounting Standards Update 2016-01		(20)	27		7
Adoption of Accounting Standards Update 2018-02		42	(42)		—
Balance at January 1, 2018	$21,245	$(6,510)	$(250)	$(1,110)	$13,375
Net income		1,263			1,263
Share-based compensation	100				100
Other comprehensive loss			(289)		(289)
Common stock repurchases				(939)	(939)
Common stock dividends ($0.56 per share)		(242)			(242)
Balance at December 31, 2018	$21,345	$(5,489)	$(539)	$(2,049)	$13,268
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2017-08		(10)	8		(2)
Balance at January 1, 2019	$21,345	$(5,499)	$(531)	$(2,049)	$13,266
Net income		1,715			1,715
Share-based compensation	93				93
Other comprehensive income			654		654
Common stock repurchases				(1,039)	(1,039)
Common stock dividends ($0.68 per share)		(273)			(273)
Balance at December 31, 2019	$21,438	$(4,057)	$123	$(3,088)	$14,416

(a)	Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2019	2018	2017
Operating activities
Net income	$1,715	$1,263	$929
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,555	1,649	1,859
Provision for loan losses	998	918	1,148
Gain on mortgage and automotive loans, net	(28)	(25)	(68)
Other (gain) loss on investments, net	(243)	50	(102)
Originations and purchases of loans held-for-sale	(1,276)	(1,016)	(414)
Proceeds from sales and repayments of loans held-for-sale	1,288	948	310
Net change in
Deferred income taxes	179	330	534
Interest payable	118	148	24
Other assets	(28)	(87)	(153)
Other liabilities	(177)	2	(69)
Other, net	(51)	(30)	81
Net cash provided by operating activities	4,050	4,150	4,079
Investing activities
Purchases of equity securities	(498)	(1,076)	(899)
Proceeds from sales of equity securities	814	787	1,049
Purchases of available-for-sale securities	(15,199)	(7,868)	(10,335)
Proceeds from sales of available-for-sale securities	7,079	852	3,584
Proceeds from repayments of available-for-sale securities	5,154	3,215	2,899
Purchases of held-to-maturity securities	(514)	(578)	(1,026)
Proceeds from repayments of held-to-maturity securities	302	147	68
Purchases of finance receivables and loans held-for-investment	(4,439)	(5,693)	(5,452)
Proceeds from sales of finance receivables and loans initially held-for-investment	1,038	91	1,339
Originations and repayments of finance receivables and loans held-for-investment and other, net	4,252	(3,245)	(1,063)
Purchases of operating lease assets	(4,023)	(3,709)	(4,052)
Disposals of operating lease assets	2,625	3,089	5,567
Acquisitions, net of cash acquired	(171)	—	—
Net change in nonmarketable equity investments	190	(181)	(187)
Other, net	(379)	(340)	(219)
Net cash used in investing activities	(3,769)	(14,509)	(8,727)
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2019	2018	2017
Financing activities
Net change in short-term borrowings	(4,456)	(1,426)	(1,263)
Net increase in deposits	14,547	12,867	14,172
Proceeds from issuance of long-term debt	6,915	18,401	17,969
Repayments of long-term debt	(17,224)	(17,940)	(27,908)
Repurchase of common stock	(1,039)	(939)	(753)
Dividends paid	(273)	(242)	(184)
Net cash (used in) provided by financing activities	(1,530)	10,721	2,033
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	3	(5)	3
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,246)	357	(2,612)
Cash and cash equivalents and restricted cash at beginning of year	5,626	5,269	7,881
Cash and cash equivalents and restricted cash at end of year	$4,380	$5,626	$5,269
Supplemental disclosures
Cash paid for
Interest	$4,034	$3,380	$2,829
Income taxes	64	36	51
Noncash items
Held-to-maturity securities received in consideration for loans sold	—	26	56
Loans held-for-sale transferred to finance receivables and loans held-for-investment	242	—	—
Finance receivables and loans held-for-investment transferred to loans held-for-sale	960	815	1,339
Held-to-maturity securities transferred to available-for-sale	943	—	—

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheet to the Consolidated Statement of Cash Flows.

December 31, ($ in millions)	2019	2018
Cash and cash equivalents on the Consolidated Balance Sheet	$3,555	$4,537
Restricted cash included in other assets on the Consolidated Balance Sheet (a)	825	1,089
Total cash and cash equivalents and restricted cash in the Consolidated Statement of Cash Flows	$4,380	$5,626

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 13 for additional details describing the nature of restricted cash balances.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

1.    Description of Business, Basis of Presentation, and Significant Accounting Policies
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, or we, us, or our) is a leading digital financial-services company. As a customer-centric company with passionate customer service and innovative financial solutions, we are relentlessly focused on “Doing It Right” and being a trusted financial-services provider to our consumer, commercial, and corporate customers. We are one of the largest full-service automotive finance operations in the country and offer a wide range of financial services and insurance products to automotive dealerships and consumers. Our award-winning online bank (Ally Bank, Member FDIC and Equal Housing Lender) offers mortgage lending, personal lending, and a variety of deposit and other banking products, including savings, money-market, and checking accounts, certificates of deposit (CDs), and individual retirement accounts (IRAs). Additionally, we offer securities-brokerage and investment-advisory services through Ally Invest. Our robust corporate-finance business offers capital for equity sponsors and middle-market companies. We are a Delaware corporation and are registered as a bank holding company (BHC) under the Bank Holding Company Act of 1956, as amended, and a financial holding company (FHC) under the Gramm-Leach-Bliley Act of 1999, as amended.
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
In the past, we have operated our international subsidiaries in a similar manner as we operate in the United States of America (U.S. or United States), subject to local laws or other circumstances that may cause us to modify our procedures accordingly. The financial statements of subsidiaries that operate outside of the United States generally are measured using the local currency as the functional currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income until the foreign subsidiaries are sold or substantially liquidated at which point the accumulated translation adjustments are recognized directly in earnings as part of the gain or loss on sale or liquidation. Income and expense items are translated at average exchange rates prevailing during the reporting period. Other than our Canadian Insurance operations, the majority of our international operations have ceased and are included in discontinued operations.
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
Our portfolio includes debt securities classified as available-for-sale and held-to-maturity. Our available-for-sale debt securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income and are assessed for potential impairment. Our held-to-maturity debt securities are carried at amortized cost and are assessed for potential impairment.

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
Our investments in equity securities include securities that are recognized at fair value with changes in the fair value recorded in earnings, and equity securities that are recognized using other measurement principles.
Effective January 1, 2018, equity securities that have a readily determinable fair value are recorded at fair value with changes in fair value recorded in earnings and reported in other gain on investments, net in our Consolidated Statement of Income. These investments, which are primarily attributable to the investment portfolio of our Insurance operations, are included in equity securities on our Consolidated Balance Sheet. We also hold certain equity investments that do not have a readily determinable fair value and are not eligible to be recognized using other measurement principles that are held at fair value. Refer to Note 8 for further information on these equity securities that have a readily determinable market value.
Our equity securities recognized using other measurement principles include investments in Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock held to meet regulatory requirements, equity investments related to low-income housing tax credits and the Community Reinvestment Act (CRA), which do not have a readily determinable fair value, and other equity investments that do not have a readily determinable fair value. Our low-income housing tax credit investments are accounted for using the proportional amortization method of accounting for qualified affordable housing investments. Our obligations related to unfunded commitments for our low-income housing tax credit investments are included in other liabilities. The majority of our other CRA investments are accounted for using the equity method of accounting. Our investments in low-income housing tax credits and other CRA investments are included in investments in qualified affordable housing projects and equity-method investments, respectively, in other assets on our Consolidated Balance Sheet. Our investments in FHLB and FRB stock are carried at cost, less impairment. Our remaining investment in equity securities are recorded at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under GAAP. These investments, along with our investments in FHLB and FRB stock, are included in nonmarketable equity investments in other assets on our Consolidated Balance Sheet. Investments recorded under the measurement alternative are also reviewed at each reporting period to determine if any adjustments are required for observable price changes in identical or similar securities of the same issuer. As conditions warrant, we review these investments for impairment and adjust the carrying value of the investment if it is deemed to be impaired.
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
Loans classified as held-for-sale are presented as loans held-for-sale, net on our Consolidated Balance Sheet and are carried at the lower of their net carrying value or fair value, unless the fair value option was elected, in which case those loans are carried at fair value. Loan origination fees and costs are included in the initial carrying value of loans originated as held-for-sale for which we have not elected the fair value option. Loan origination fees and costs are recognized in earnings when earned or incurred, respectively, for loans classified as held-for-sale for which we have elected the fair value option. We have elected the fair value option for conforming mortgage direct-to-consumer originations for which we have a commitment to sell. The interest rate lock commitment that we enter into for a mortgage loan originated as held-for-sale and certain forward commitments to sell mortgage loans are considered derivative instruments, which are carried at fair value on our Consolidate Balance Sheet. We have elected the fair value option to measure our non-derivative forward commitments. Changes in the fair value of our interest rate lock commitments, derivative forward commitments, and non-derivative forward commitments related to mortgage loans originated as held-for-sale, as well as changes in the carrying value of loans classified as held-for-sale, are reported through

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

gain on mortgage and automotive loans, net in our Consolidated Statement of Income. Interest income on our loans classified as held-for-sale is recognized based upon the contractual rate of interest on the loan and the unpaid principal balance. We report accrued interest receivable on our loans classified as held-for-sale in other assets on the Consolidated Balance Sheet.
We have also elected the fair value option for certain loans acquired within our consumer other portfolio segment. Changes in fair value related to these loans are reported through other income, net of losses in our Consolidated Statement of Income.
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
Our portfolio segments are based on the level at which we develop and document our methodology for determining the allowance for loan losses. Additionally, the classes of finance receivables are based on several factors including the method for monitoring and assessing credit risk, the method of measuring carrying value, and the risk characteristics of the finance receivable. Based on an evaluation of our process for developing the allowance for loan losses including the nature and extent of exposure to credit risk arising from finance receivables, we have determined our portfolio segments to be consumer automotive, consumer mortgage, consumer other, and commercial.

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

•	Mortgage — Legacy — Consists of consumer mortgage assets originated prior to January 1, 2009, including first-lien mortgages, subordinate-lien mortgages, and home equity mortgages.

•	Consumer other — Consists of unsecured consumer lending from point-of-sale financing.

•	Commercial — Consists of the following classes of finance receivables.

•	Commercial and Industrial

•
Automotive — Consists of financing operations to fund dealer purchases of new and used vehicles through wholesale floorplan financing. Additional commercial offerings include automotive dealer term loans, revolving lines, and dealer fleet financing.

•	Other — Consists primarily of senior secured leveraged cash flow and asset-based loans related to our Corporate-Finance business.

•	Commercial Real Estate — Consists of term loans primarily secured by dealership land and buildings, and other commercial lending secured by real estate.
Nonaccrual Loans
Generally, we recognize loans of all classes as past due when they are 30 days delinquent on making a contractually required payment, and loans are placed on nonaccrual status when principal or interest has been delinquent for at least 90 days, or when full collection is not expected. Interest income recognition is suspended when finance receivables and loans are placed on nonaccrual status. Additionally, amortization of premiums and discounts and deferred fees and costs ceases when finance receivables and loans are placed on nonaccrual. Exceptions include commercial real estate loans that are placed on nonaccrual status when delinquent for 60 days or when full collection is not probable, if sooner. Additionally, our policy is to generally place all loans that have been modified in troubled debt restructurings (TDRs) on nonaccrual status until the loan has been brought fully current, the collection of contractual principal and interest is reasonably assured, and six consecutive months of repayment performance is achieved. In certain cases, if a borrower has been current up to the time of the modification and repayment of the debt subsequent to the modification is reasonably assured, we may choose to continue to accrue interest on the loan.

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
For commercial loans of all classes, similar qualitative factors are considered when assessing the financial difficulty of the borrower. In addition to the factors noted above, consideration is also given to the borrower’s forecasted ability to service the debt in accordance with the contractual terms, possible regulatory actions, and other potential business disruptions (for example, the loss of a significant customer or other revenue stream). Consideration of a concession is also similar for commercial loans. In addition to the factors noted above, consideration is also given to whether additional guarantees or collateral have been provided.
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
The financial impacts of modifications that meet the definition of a TDR are reported in the period in which they are identified as TDRs. Additionally, if a loan that is classified as a TDR redefaults within 12 months of the modification, we are required to disclose the instances of

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

redefault. For the purpose of this disclosure, we have determined that a loan is considered to have redefaulted when the loan meets the requirements for evaluation under our charge-off policy except for commercial loans where redefault is defined as 90 days past due. Impaired loans may return to accrual status as discussed in the preceding nonaccrual loan section at which time, the normal accrual of interest income resumes.
Net Charge-offs
We disclose the measurement of net charge-offs as the amount of gross charge-offs recognized less recoveries received. Gross charge-offs reflect the amount of the gross carrying value directly written-off. Generally, we recognize recoveries when they are received and record them as an increase to the allowance for loan losses. As a general rule, consumer automotive loans are written down to estimated collateral value, less costs to sell, once a loan becomes 120 days past due. In our consumer mortgage portfolio segment, first-lien mortgages and a subset of our home equity portfolio that are secured by real estate in a first-lien position are written down to the estimated fair value of the collateral, less costs to sell, once a mortgage loan becomes 180 days past due. Consumer mortgage loans that represent second-lien positions are charged off at 180 days past due. Loans in our consumer other segment are charged off at 120 days past due. Within 60 days of receipt of notification of filing from the bankruptcy court, or within the time frames noted above, consumer automotive and first-lien consumer mortgage loans in bankruptcy are written down to their expected future cash flows, which is generally fair value of the collateral, less costs to sell, and second-lien consumer mortgage loans and consumer other loans are fully charged-off, unless it can be clearly demonstrated that repayment is likely to occur. Regardless of other timelines noted within this policy, loans are considered collateral dependent once foreclosure or repossession proceedings begin and are charged-off to the estimated fair value of the underlying collateral, less costs to sell at that time.
Commercial loans are individually evaluated and written down to the estimated fair value of the collateral less costs to sell when collectability of the recorded balance is in doubt. Generally, all commercial loans are charged-off when it becomes unlikely that the borrower is willing or able to repay the remaining balance of the loan and any underlying collateral is not sufficient to recover the outstanding principal. Collateral dependent loans are charged-off to the fair market value of collateral less costs to sell when appropriate. Noncollateral dependent loans are fully written-off.
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
For the purpose of calculating portfolio-level reserves, we have grouped our loans into four portfolio segments: consumer automotive, consumer mortgage, consumer other, and commercial. The allowance consists of the combination of a quantitative assessment component based on statistical models for consumer automotive, consumer mortgage, and commercial, and a vintage analysis for consumer other, a retrospective evaluation of actual loss information to loss forecasts, and includes a qualitative component based on management judgment. Management takes into consideration relevant qualitative factors, including external and internal trends such as the impacts of changes in underwriting standards, collections and account management effectiveness, geographic concentrations, and economic events, among other factors, that have occurred but are not yet reflected in the quantitative assessment component. Qualitative adjustments are documented, reviewed, and approved through our established risk governance processes and follow regulatory guidance.
Management also considers the need for a reserve on unfunded non-derivative loan commitments across our portfolio segments, including lines of credit and standby letters of credit, using similar procedures and methodologies used to determine the allowance for loan losses while also considering historical loss ratios and potential usage levels. The reserve for unfunded loan commitments is recorded within other liabilities on our Consolidated Balance Sheet and the related expense is reported as other noninterest expense in our Consolidated Statement of Income. Refer to Note 28 for information on our unfunded loan commitments.
During 2019, we did not substantively change any material aspect of our overall approach used to determine the allowance for loan losses for our portfolio segments. There were no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan losses for our portfolio segments. However, during 2019, we acquired

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Health Credit Services and assumed their lending operations, which created our consumer other portfolio segment. The methodology used for the consumer other portfolio segment is described below.
Refer to Note 9 for information on the allowance for loan losses.
Consumer Loans
Our consumer automotive, consumer mortgage, and consumer other portfolio segments are reviewed for impairment based on an analysis of loans that are grouped into common risk categories. We perform periodic and systematic detailed reviews of our lending portfolios to identify inherent risks and to assess the overall collectability of those portfolios. Loss models are utilized for these portfolios, which consider a variety of credit quality indicators including, but not limited to, historical loss experience, current economic conditions, credit scores, and expected loss factors by loan type.
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
Consumer Other Portfolio Segment
The allowance for loan losses within the consumer other portfolio segment is calculated by using a vintage analysis that analyzes charge-offs in pools where the loans share the same origination period and similar risk characteristics to arrive at an estimate of incurred losses in the portfolio.
The forecasted losses consider monthly vintage level historical balance paydown rates, delinquency and roll rate behaviors by risk tier and product type. The risk tier segmentation is based upon borrower risk characteristics at the time of origination.
The quantitative assessment component of the allowance may be supplemented by qualitative reserves based on management’s determination that such adjustments provide a better estimate of credit losses. This qualitative assessment takes into consideration relevant internal and external factors that have occurred, but are not yet reflected in the vintage analysis, and may affect the performance of the portfolio.

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
Loans not identified as impaired are grouped into pools based on similar risk characteristics and collectively evaluated. Our risk rating models use historical loss experience, concentrations, current economic conditions, and performance trends. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. The determination of the allowance is influenced by numerous assumptions and many factors that may materially affect estimates of loss, including volatility of loss given default, probability of default, and rating migration. In assessing the risk rating of a particular loan, several factors are considered including an evaluation of historical and current information involving subjective assessments and interpretations. In addition, the allowance related to the commercial portfolio segment could be influenced by situations in which automotive manufacturers may repurchase vehicles used as collateral to secure the loans in default situations.
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
In the case of a consolidated on-balance-sheet VIE used for a securitization, the underlying assets remain on our Consolidated Balance Sheet with the corresponding obligations to third party beneficial interest holders reflected as debt. We recognize income on the assets, interest expense on the debt issued by the VIE, and losses on the assets as incurred. Consolidation of the VIE precludes us from recording an accounting sale on the transaction.
In securitizations where we are not determined to be the primary beneficiary of the VIE, we must determine whether we achieve a sale for accounting purposes. To achieve a sale for accounting purposes, the financial assets being transferred must be legally isolated, not be constrained by restrictions from further transfer, and be deemed to be beyond our control. We would deem the transaction to be an off-balance-sheet securitization if the preceding three criteria for sale accounting are met. If we were to fail any of these three criteria for sale accounting, the transfer would be accounted for as a secured borrowing consistent with the preceding paragraph regarding on-balance sheet VIEs.
The gain or loss recognized on off-balance-sheet securitizations take into consideration any assets received or liabilities assumed, including any retained interests, and servicing assets or liabilities (if applicable), which are initially recorded at fair value at the date of sale. Upon the sale of the financial assets, we recognize a gain or loss on sale for the difference between the assets and liabilities recognized, and the assets derecognized. The financial assets obtained from off-balance-sheet securitizations are primarily reported as cash or if applicable, retained interests. Retained interests are classified as securities or as other assets depending on their form and structure. The estimate of the fair value of the retained interests and servicing requires us to exercise significant judgment about the timing and amount of future cash flows from the interests. For a discussion on fair value estimates, refer to Note 24.
Gains or losses on off-balance-sheet securitizations are reported in gain on mortgage and automotive loans, net, in our Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

We retain the right to service our consumer and commercial automotive loan and operating lease securitizations. We may receive servicing fees for off-balance-sheet securitizations based on the securitized asset balances and certain ancillary fees, all of which are reported in servicing fees in the Consolidated Statement of Income. Typically, the fee we are paid for servicing represents adequate compensation, and consequently, does not result in the recognition of a servicing asset or liability.
Repossessed and Foreclosed Assets
Assets securing our finance receivables and loans are classified as repossessed and foreclosed and included in other assets when physical possession of the collateral is taken, which includes the transfer of title through foreclosure or other similar proceedings. Repossessed and foreclosed assets are initially recognized at the lower of the outstanding balance of the loan at the time of repossession or foreclosure or the fair value of the asset less estimated costs to sell. Losses on the initial revaluation of repossessed and foreclosed assets (and generally, declines in value shortly after repossession or foreclosure) are recognized as a charge-off of the allowance for loan losses. Subsequent declines in value are charged to other operating expenses.
Lease Accounting
On January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases, using the modified retrospective approach, as further described in the section below titled Recently Adopted Accounting Standards. At contract inception, we determine whether the contract is or contains a lease based on the terms and conditions of the contract. Refer to Investments in Operating Leases below for leases in which we are the lessor. Lease contracts for which we are the lessee are recognized on our Consolidated Balance Sheet as right-of-use (ROU) assets and lease liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of the future lease payments over the expected lease term. We utilize our incremental borrowing rate, which is the rate we would incur to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment since the interest rate implicit in the lease contract is typically not readily determinable. The ROU asset also includes initial direct costs paid less lease incentives received from the lessor. Our lease contracts are generally classified as operating and, as a result, we recognize a single lease cost within other operating expenses on the income statement on a straight-line basis over the lease term.
Our leases primarily consist of property-leases and fleet vehicle leases. Our property-lease agreements generally contain a lease component, which includes the right to use the real estate, and non-lease components, which generally include utilities and common area maintenance services. We elected the practical expedient to account for the lease and non-lease components in our property leases as a single lease component for recognition and measurement of our ROU assets and lease liabilities. Our property leases include variable-rent payments made during the lease term which are not based on a rate or index and are excluded from the measurement of the ROU assets and lease liabilities are recognized as a component of variable lease expense as incurred. We have elected not to recognize ROU assets and lease liabilities on property-leases with terms of one year or less. Our fleet vehicle leases also include a lease component, which includes the right to use the vehicle, and non-lease components, which include maintenance, fuel, and administrative services. However, we’ve elected to account for the lease and non-lease components in our fleet vehicle leases separately. As such, the non-lease components are excluded from the measurement of the ROU asset and lease liability and are recognized as other operating expenses as incurred.
Investment in Operating Leases
Investment in operating leases, net, represents the vehicles that are underlying our automotive operating lease contracts and is reported at cost, less accumulated depreciation and net of impairment charges and origination fees or costs. Depreciation of vehicles is recorded on a straight-line basis to an estimated residual value over the lease term. Manufacturer support payments that we receive upfront are treated as a reduction to the cost-basis in the underlying operating lease asset, which has the effect of reducing depreciation expense over the life of the contract. We periodically evaluate our depreciation rate for leased vehicles based on expected residual values and adjust depreciation expense over the remaining life of the lease if deemed necessary. Income from operating lease assets that includes lease origination fees, net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term. We have elected to exclude sales taxes collected from the lessee from our consideration in the lease contract and from variable lease payments not included in contract consideration.
We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally generated data is compared against third-party, independent data for reasonableness. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary when there is an indication of impairment based on market considerations and portfolio characteristics. Impairment is determined to exist if fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the operating lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized in 2019, 2018, or 2017. We accrue rental income on our operating leases when collection is reasonably assured. We generally discontinue the accrual of revenue on operating leases at the time an account is determined to be uncollectible, which we determine to be the earliest of (i) the time of

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

repossession, (ii) within 60 days of bankruptcy notification, unless it can be clearly demonstrated that repayment is likely to occur, or (iii) greater than 120 days past due.
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
Impairment of Long-lived Assets
The net carrying values of long-lived assets (including property and equipment) are evaluated for impairment whenever events or changes in circumstances indicate that their net carrying values may not be recoverable from the estimated undiscounted future cash flows expected to result from their use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of their net carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment is measured as the amount by which the net carrying amount of the assets exceeds the fair value estimated using a discounted cash flow method. No material impairment was recognized in 2019, 2018, or 2017.
An impairment test on an asset group to be sold or otherwise disposed of is performed upon occurrence of a triggering event or when certain criteria are met (for example, the asset is planned to be disposed of within 12 months, appropriate levels of authority have approved the sale, there is an active program to locate a buyer, etc.), which cause the disposal group to be classified as held-for-sale. Long-lived assets held-for-sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell. If the net carrying value of the assets held-for-sale exceeds the fair value less cost to sell, we recognize an impairment loss based on the excess of the net carrying amount over the fair value of the assets less cost to sell.
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
Our intangible assets primarily consist of acquired customer relationships and developed technology, and are amortized using a straight-line methodology over their estimated useful lives. We review intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If it is determined the carrying amount of the asset is not recoverable, an impairment charge is recorded.
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
We use a combination of methods commonly used in the insurance industry, including the chain ladder development factor, expected loss, Bornhuetter Ferguson (BF), and frequency and severity methods to determine the ultimate losses for an individual business line as well as accident year basis depending on the maturity of the accident period and business-line specifics. These methodologies are based on different assumptions and use various inputs to develop alternative estimates of losses. The chain ladder development factor is used for more mature years while the expected loss, BF, and frequency and severity methods are used for less mature years. Both paid and incurred loss and loss adjustment expenses are reviewed where available and a weighted average of estimates or a single method may be considered in selecting the final estimate for an individual accident period. We did not change our methodology for developing reserves for insurance losses for the year ended December 31, 2019.
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
Legal and Regulatory Reserves
Reserves for legal and regulatory matters are established when those matters present loss contingencies that are both probable and estimable, with a corresponding amount recorded to other operating expense. In cases where we have an accrual for losses, it is our policy to include an estimate for probable and estimable legal expenses related to the case. If, at the time of evaluation, the loss contingency related to a legal or regulatory matter is not both probable and estimable, we do not establish a liability for the contingency. We continue to monitor legal and regulatory matters for further developments that could affect the requirement to establish a liability or that may impact the amount of a previously established liability. There may be exposure to loss in excess of any amounts recognized. For certain other matters where the risk of loss is determined to be reasonably possible, estimable, and material to the financial statements, disclosure regarding details of the matter and an estimated range of loss is required. The estimated range of possible loss does not represent our maximum loss exposure. We also disclose matters that are deemed probable or reasonably possible, material to the financial statements, but for which an estimated range of loss is not possible to determine. While we believe our reserves are adequate, the outcome of legal and regulatory proceedings is extremely difficult to predict, and we may settle claims or be subject to judgments for amounts that differ from our estimates. For information regarding the nature of all material contingencies, refer to Note 29.
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
Derivative Instruments and Hedging Activities
We use derivative instruments primarily for risk management purposes. We do not use derivative instruments for speculative purposes. Certain of our derivative instruments are designated as accounting hedges in qualifying relationships, whereas other derivative instruments have not been designated as accounting hedges. In accordance with applicable accounting standards, all derivative instruments, whether designated as accounting hedges or not, are recorded on the balance sheet as assets or liabilities and measured at fair value. We have elected to report the fair value of derivative assets and liabilities on a gross basis—including the fair value for the right to reclaim cash collateral or the obligation to return cash collateral—arising from instruments executed with the same counterparty under a master netting arrangement where we do not have the intent to offset. For additional information on derivative instruments and hedging activities, refer to Note 21.
At the inception of a qualifying hedge accounting relationship, we designate each qualifying hedge relationship as a hedge of the fair value of a specifically identified asset or liability (fair value hedge); as a hedge of the variability of cash flows to be received or paid, or forecasted to be received or paid, related to a recognized asset or liability (cash flow hedge); or as a hedge of the foreign-currency exposure of a net investment in a foreign operation (net investment hedge). We formally document all relationships between hedging instruments and

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

hedged items, as well as the risk management objectives for undertaking such hedge transactions. Both at hedge inception and on an ongoing basis, we formally assess whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.
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
Hedge accounting treatment is no longer applied if a derivative financial instrument is terminated, the hedge designation is removed, or the derivative instrument is assessed to be no longer highly effective. For terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the hedged asset or liability and are recognized into income over the remaining life of the asset or liability. For terminated cash flow hedges, unless it is probable that the forecasted cash flows will not occur within a specified period, any changes in fair value of the derivative financial instrument previously recognized remain in accumulated other comprehensive income, and are reclassified into earnings in the same period that the hedged cash flows affect earnings. Any previously recognized gain or loss for a net investment hedge continues to remain in accumulated other comprehensive income until earnings are impacted by sale or liquidation of the associated foreign operation. In all instances, after hedge accounting is no longer applied, any subsequent changes in fair value of the derivative instrument will be recorded into earnings.
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
Recently Adopted Accounting Standards
Leases (ASU 2016-02)
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02. The amendments in this update primarily replaced the existing accounting requirements for operating leases for lessees. Lessee accounting requirements for finance leases (previously

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

referred to as capital leases) and lessor accounting requirements for operating leases and sales type and direct financing leases were largely unchanged. The amendments require the lessee of an operating lease to record a balance sheet gross-up upon lease commencement by recognizing a ROU asset and lease liability equal to the present value of the lease payments. The ROU asset and lease liability should be derecognized in a manner that effectively yields a straight-line lease expense over the lease term. In addition to the changes to the lessee operating lease accounting requirements, the amendments also changed the types of costs that can be capitalized related to a lease agreement for both lessees and lessors. The amendments also require additional disclosures for all lease types for both lessees and lessors. The FASB issued additional ASUs to clarify the guidance and provide certain practical expedients and an additional transition option. We adopted ASU 2016-02 and the subsequent ASUs that modified ASU 2016-02 (collectively, the amendments) on January 1, 2019. This includes the early adoption of ASU 2019-01, which was issued in March 2019 to amend certain provisions included in ASU 2016-02.
We adopted this guidance using the modified retrospective approach on January 1, 2019, and have not adjusted prior period comparative information and will continue to disclose prior period financial information in accordance with the previous lease accounting guidance. We have elected certain practical expedients permitted within the amendments that allowed us to not reassess (i) current lease classifications, (ii) whether existing contracts meet the definition of a lease under the amendments to the lease guidance, and (iii) whether current initial direct costs meet the new criteria for capitalization, for all existing leases as of the adoption date. We made an accounting policy election to calculate the impact of adoption using the remaining minimum lease payments and remaining lease term for each contract that was identified as a lease, discounted at our incremental borrowing rate as of the adoption date. The adoption of the amendments resulted in a ROU asset of approximately $161 million from operating leases for our various corporate facilities, a $29 million reduction to accrued expenses and other liabilities for accrued rent and unamortized tenant improvement allowances, and a lease liability of approximately $190 million. The adoption did not change our previously reported Consolidated Statements of Comprehensive Income and did not result in a cumulative catch-up adjustment to opening retained earnings.
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
The amendments are effective on January 1, 2020, and must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption as required. While the standard modifies the measurement of the allowance for credit losses, it does not alter the credit risk of our finance receivables and loan portfolio.
Upon adoption of the amendments on January 1, 2020, we expect to recognize a reduction to our opening retained earnings of approximately $1.0 billion, net of income taxes, resulting from a pretax increase to our allowance for credit losses of approximately $1.3 billion, primarily driven by our consumer automotive loan portfolio. The increase is primarily related to the difference between loss emergence periods currently utilized, as compared to estimating lifetime credit losses as required by the CECL standard and we do not expect a material impact to the allowance for loan losses from any of our other lending portfolios. Additionally, we do not expect the adoption of CECL to result in a material impact to our held-to-maturity securities portfolio, which is primarily composed of agency-backed mortgage securities, or our available-for-sale debt securities portfolio. We currently expect to phase in the day-one impact of CECL into regulatory capital as prescribed by regulatory capital rules which permit us to phase in 25% of the capital impact of CECL in 2020 and an additional 25% each subsequent year until fully phased in by the first quarter of 2023.
Our quantitative allowance for credit loss estimates under CECL are impacted by certain forecasted economic factors. In order to estimate the quantitative portion of our allowance for credit losses under CECL, our modeling processes rely on a single forecast scenario for each macroeconomic factor incorporated. To derive macroeconomic assumptions in this single scenario, we have elected to forecast these macroeconomic factors over a 12-month period which we have determined to be reasonable and supportable. After the 12-month reasonable and supportable forecast period, we have elected to revert on a straight-line basis over a 24-month period to a historical mean for each macroeconomic factor. The mean is calculated from historical data spanning from January 2008 through the most current period, and as a

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

result, includes data points from the last recessionary period. In addition to our quantitative allowance for credit losses, we also incorporate qualitative adjustments that may relate to idiosyncratic risks, changes in current economic conditions that may not be reflected in quantitatively derived results, or other relevant factors to further inform our estimate of the allowance for credit losses.
Additionally, due to the expansion of the time horizon over which we are required to estimate future credit losses, we may experience increased volatility in our future provisions for credit losses. Factors that could contribute to such volatility include, but are not limited to, changes in the composition and credit quality of our financing receivables and loan portfolio and investment securities portfolios, economic conditions and forecasts, the allowance for credit loss models that are used, the data that is included in the models, the associated qualitative allowance framework, and our estimation techniques.
2.    Acquisitions
On October 1, 2019, we acquired 100% of the equity of Credit Services Corporation, LLC, including its wholly owned subsidiary, Health Credit Services LLC (collectively Health Credit Services), a digital point-of-sale payment provider that offers financing to consumers for various healthcare procedures or services, for $177 million in cash. Health Credit Services operates as a wholly owned subsidiary of Ally. We applied the acquisition method of accounting to this transaction, which generally requires the initial recognition of assets acquired, including identifiable intangible assets, and liabilities assumed at their respective fair value. Goodwill is recognized as the excess of the acquisition price after the recognition of the net assets, including the identifiable intangible assets. Beginning in October 2019, financial information related to Health Credit Services, which we renamed Ally Lending, is included within Corporate and Other.
The following table summarizes the allocation of cash consideration paid for Health Credit Services and the amounts of the identifiable assets acquired and liabilities assumed recognized at the acquisition date.

($ in millions)
Purchase price
Cash consideration	$177
Allocation of purchase price to net assets acquired
Finance receivables and loans	75
Intangible assets (a)	23
Cash and short-term investments	6
Other assets	6
Debt	(62)
Employee compensation and benefits	(5)
Other liabilities	(19)
Goodwill	$153

(a)	The weighted average amortization period on the acquired intangible assets was 3 years. Refer to Note 1 for further information on our intangible assets.
The goodwill of $153 million arising from the acquisition consists largely of expected growth of the business as we leverage the Ally brand and our marketing capabilities to scale the acquired point-of-sale payment provider and expand the suite of financial products we offer to our existing growing customer base. The goodwill recognized is expected to be amortized for income tax purposes over a 15-year period. Refer to Note 13 for the carrying amount of goodwill at the beginning and end of the reporting period.
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
The following is a description of our primary revenue sources that are derived from contracts with customers. Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to our customers, and in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. For information regarding our revenue recognition policies outside the scope of the amendments to the revenue recognition principles of ASC Topic 606, Revenue from Contracts with Customers, refer to Note 1.

•
Noninsurance contracts — We sell VSCs that offer owners mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle limited warranty. We sell GAP contracts that protect the customer against having to pay certain amounts to a lender above the fair market value of their vehicle if the vehicle is damaged and declared a total loss or

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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

•
Brokerage commissions and other revenues through Ally Invest — We charge fees to customers related to their use of certain services on our Ally Invest digital wealth management and online brokerage platform. These fees include commissions on low-priced securities, option contracts, other security types, account service fees, account management fees on professional portfolio management services, and other ancillary fees. Commissions on customer-directed trades and account service fees are based on published fee schedules and are generated from a customer option to purchase the services offered under the contract. These options do not represent a material right and are only considered a contract when the customer executes their option to purchase these services. Based on this, the term of the contract does not extend beyond services provided, and as such revenue is recognized upon the completion of our performance obligation, which we view as the successful execution of the trade or service. Revenue on professional portfolio management services is calculated monthly based upon a fixed percentage of the client’s assets under management. Due to the fact that this revenue stream is composed of variable consideration that is based on factors outside of our control, we have deemed this revenue as constrained and we are unable to estimate the initial transaction price at the inception of the contract. We have elected to use the practical expedient under GAAP to recognize revenue monthly based on the amount we are able to invoice the customer. We also earn revenue from a fee-sharing agreement with our clearing broker related to the interest income the clearing broker earns on customer cash balances and margin loans made to our customers. We concluded the initial transaction price is exclusively variable consideration and, based on the nature of our performance obligation to allow the clearing broker to collect interest income from cash deposits and customer loans from our customers, we are unable to determine the amount of revenue to be recognized until the total customer cash balance or the total interest income recognized on margin loans has been determined, which occurs monthly. These revenue streams are recorded as other income in our Consolidated Statement of Income.

•
Brokered/agent commissions through Insurance operations — We have agreements with third parties to offer various vehicle protection products to consumers. We also have agreements with third-party insurers to offer various insurance coverages to dealers. Our performance obligation for these arrangements is satisfied when a customer or dealer has purchased a vehicle protection product or an insurance policy through the third-party provider. In determining the initial transaction price for these agreements, we noted that revenue on brokered/agent commissions is based on the volume of vehicle protection product contracts sold or a percentage of insurance premium written, which is not known to us at the inception of the agreements with these third-party providers. As such, we believe the initial transaction price is exclusively variable consideration and, based on the nature of the performance obligation, we are unable to determine the amount of revenue we will record until the customer purchases a vehicle protection product or a dealer purchases an insurance policy from the third-party provider. Once we are notified of vehicle protection product sales or insurance policies issued by the third-party providers, we record the commission earned as insurance premiums and service revenues earned in our Consolidated Statement of Income.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

•
Other revenue — Other revenue primarily includes service revenue related to various account management functions and fee income derived from third-party loans arranged through Clearlane—our online automotive lender exchange. These revenue streams are recorded as other income in our Consolidated Statement of Income.

The following table presents a disaggregated view of our revenue from contracts with customers included in other revenue that falls within the scope of the revenue recognition principles of ASC Topic 606, Revenue from Contracts with Customers.

Year ended December 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2019
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$542	$—	$—	$—	$542
Remarketing fee income	74	—	—	—	—	74
Brokerage commissions and other revenue	—	—	—	—	61	61
Deposit account and other banking fees	—	—	—	—	16	16
Brokered/agent commissions	—	14	—	—	—	14
Other	19	1	—	—	—	20
Total revenue from contracts with customers	93	557	—	—	77	727
All other revenue	156	717	22	45	94	1,034
Total other revenue (d)	$249	$1,274	$22	$45	$171	$1,761
2018
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$506	$—	$—	$—	$506
Remarketing fee income	79	—	—	—	—	79
Brokerage commissions and other revenue	—	—	—	—	62	62
Deposit account and other banking fees	—	—	—	—	13	13
Brokered/agent commissions	—	15	—	—	—	15
Other	13	1	—	—	—	14
Total revenue from contracts with customers	92	522	—	—	75	689
All other revenue	177	459	7	38	44	725
Total other revenue (d)	$269	$981	$7	$38	$119	$1,414

(a)
We had opening balances of $2.6 billion and $2.5 billion in unearned revenue associated with outstanding contracts at January 1, 2019, and January 1, 2018, respectively, and $816 million and $786 million of these balances were recognized as insurance premiums and service revenue earned in our Consolidated Statement of Income during the year ended December 31, 2019, and December 31, 2018.

(b)
At December 31, 2019, we had unearned revenue of $2.9 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $768 million in 2020, $682 million in 2021, $569 million in 2022, $433 million in 2023, and $417 million thereafter. At December 31, 2018, we had unearned revenue of $2.6 billion associated with outstanding contracts.

(c)
We had deferred insurance assets of $1.5 billion and $1.7 billion at January 1, 2019, and December 31, 2019, respectively, and recognized $463 million of expense during the year ended December 31, 2019. We had deferred insurance assets of $1.4 billion and $1.5 billion at January 1, 2018, and December 31, 2018, respectively, and recognized $427 million of expense during the year ended December 31, 2018.

(d)	Represents a component of total net revenue. Refer to Note 26 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $69 million for the year ended December 31, 2019, and $90 million for the year ended December 31, 2018, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

4.    Insurance Premiums and Service Revenue
The following table is a summary of insurance premiums and service revenue written and earned.

	2019		2018		2017
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned
Insurance premiums
Direct	$491	$464	$420	$414	$384	$364
Assumed	—	2	—	4	2	5
Gross insurance premiums	491	466	420	418	386	369
Ceded	(232)	(209)	(219)	(197)	(254)	(188)
Net insurance premiums	259	257	201	221	132	181
Service revenue	1,051	830	973	801	864	792
Insurance premiums and service revenue written and earned	$1,310	$1,087	$1,174	$1,022	$996	$973

5.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

Year ended December 31, ($ in millions)	2019	2018	2017
Late charges and other administrative fees	$114	$110	$102
Remarketing fees	74	79	104
Income from equity-method investments	62	46	14
Servicing fees	17	27	51
Other, net	136	155	130
Total other income, net of losses	$403	$417	$401

6.     Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows incurred claims and allocated loss adjustment expenses, net of reinsurance.

	For the years ended December 31, ($ in millions)								December 31, 2019 ($ in millions)
Accident year (a)	2012 (b)	2013 (b)	2014 (b)	2015 (b)	2016	2017	2018	2019	Total of incurred-but-not-reported liabilities plus expected development on reported claims (c)	Cumulative number of reported claims (c)
2012	$435	$430	$423	$423	$423	$422	422	$421	$—	772,549
2013		376	365	370	370	369	368	368	—	672,278
2014			390	389	388	388	388	388	—	525,298
2015				274	271	272	272	272	—	342,267
2016					326	327	328	328	—	476,034
2017						310	314	315	—	481,646
2018							271	272	—	505,982
2019								303	23	515,689
Total								$2,667

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

(c)
Claims are reported on a claimant basis. Claimant is defined as one vehicle for GAP products, one repair for VSCs and VMCs, one dealership for dealer inventory products, and per individual/coverage for run-off personal automotive products.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table shows cumulative paid claims and allocated loss adjustment expenses, net of reinsurance.

	For the years ended December 31, ($ in millions)
Accident year (a)	2012 (b)	2013 (b)	2014 (b)	2015 (b)	2016	2017	2018	2019
2012	$391	$412	$416	$418	$419	$421	$421	$421
2013		347	364	366	368	368	368	368
2014			369	388	388	388	388	388
2015				252	272	272	272	272
2016					302	327	328	328
2017						289	315	315
2018							245	273
2019								278
Total								$2,643
All outstanding liabilities for loss and allocated loss adjustment expenses before 2012, net of reinsurance								8
Reserves for insurance losses and allocated loss adjustment expenses, net of reinsurance								$32

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

Year	1	2	3	4	5	6	7	8
Percentage payout of incurred claims	92.6%	6.6%	0.4%	0.2%	0.1%	0.1%	0.1%	—%

The following table shows a reconciliation of the disclosures of incurred and paid claims development to the reserves for insurance losses and loss adjustment expenses.

December 31, ($ in millions)	2019	2018	2017
Reserves for insurance losses and loss adjustment expenses, net of reinsurance	$32	$35	$30
Total reinsurance recoverable on unpaid claims	88	96	108
Unallocated loss adjustment expenses	2	3	2
Total gross reserves for insurance losses and loss adjustment expenses	$122	$134	$140

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2019	2018	2017
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$134	$140	$149
Less: Reinsurance recoverable	96	108	108
Net reserves for insurance losses and loss adjustment expenses at January 1,	38	32	41
Net insurance losses and loss adjustment expenses incurred related to:
Current year	321	291	332
Prior years (a)	—	4	—
Total net insurance losses and loss adjustment expenses incurred	321	295	332
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(295)	(263)	(309)
Prior years	(30)	(26)	(32)
Total net insurance losses and loss adjustment expenses paid or payable	(325)	(289)	(341)
Net reserves for insurance losses and loss adjustment expenses at December 31,	34	38	32
Plus: Reinsurance recoverable	88	96	108
Total gross reserves for insurance losses and loss adjustment expenses at December 31,	$122	$134	$140

(a)	There have been no material adverse changes to the reserve for prior years.
7.    Other Operating Expenses
Details of other operating expenses were as follows.

Year ended December 31, ($ in millions)	2019	2018	2017
Insurance commissions	$475	$440	$415
Technology and communications	311	299	284
Advertising and marketing	180	172	133
Lease and loan administration	172	164	159
Professional services	126	133	113
Regulatory and licensing fees	115	121	113
Vehicle remarketing and repossession	105	111	110
Property and equipment depreciation	96	87	89
Occupancy	57	45	46
Non-income taxes	34	29	21
Amortization of intangible assets	13	11	11
Other	202	202	189
Total other operating expenses	$1,886	$1,814	$1,683

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

	2019				2018
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
December 31, ($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,059	$6	$(17)	$2,048	$1,911	$—	$(60)	$1,851
U.S. States and political subdivisions	623	19	(1)	641	816	3	(17)	802
Foreign government	184	3	(1)	186	145	1	(1)	145
Agency mortgage-backed residential (a)	21,183	257	(36)	21,404	17,486	47	(395)	17,138
Mortgage-backed residential	2,841	20	(11)	2,850	2,796	1	(111)	2,686
Agency mortgage-backed commercial	1,344	44	(6)	1,382	3	—	—	3
Mortgage-backed commercial	41	1	—	42	715	1	(2)	714
Asset-backed	365	3	—	368	723	2	(2)	723
Corporate debt	1,327	37	(1)	1,363	1,286	1	(46)	1,241
Total available-for-sale securities (b) (c) (d)	$29,967	$390	$(73)	$30,284	$25,881	$56	$(634)	$25,303
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential (a) (e)	$1,547	$38	$(6)	$1,579	$2,319	$6	$(61)	$2,264
Asset-backed retained notes	21	—	—	21	43	—	—	43
Total held-to-maturity securities	$1,568	$38	$(6)	$1,600	$2,362	$6	$(61)	$2,307

(a)
During the year ended December 31, 2019, agency mortgage-backed residential securities with an amortized cost of $943 million and a fair value of $945 million were transferred from held-to-maturity to available-for-sale, which resulted in the establishment of a $2 million net unrealized gain at the time of transfer. The transfer was made following the issuance of the final rules by banking agencies implementing provisions of the Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCP Act) as further described in the section titled Regulation and Supervision in Part I, Item 1, of this report. Under the final rules, Ally is no longer subject to liquidity coverage ratio requirements.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million at both December 31, 2019, and December 31, 2018.

(c)	Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 21 for additional information.

(d)
Available-for-sale securities with a fair value of $1.9 billion and $9.2 billion at December 31, 2019, and December 31, 2018, respectively, were pledged to secure advances from the FHLB, short-term borrowings or repurchase agreements, or for other purposes as required by contractual obligation or law. Under these agreements, we granted the counterparty the right to sell or pledge $118 million and $821 million of the underlying investment securities at December 31, 2019, and December 31, 2018, respectively.

(e)	Held-to-maturity securities with a fair value of $915 million and $1.2 billion at December 31, 2019, and December 31, 2018, respectively, were pledged to secure advances from the FHLB.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
December 31, 2019
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,048	1.5%	$65	2.1%	$1,590	1.4%	$393	1.7%	$—	—%
U.S. States and political subdivisions	641	3.1	22	2.7	75	2.3	159	2.8	385	3.4
Foreign government	186	1.9	35	0.4	65	2.3	86	2.3	—	—
Agency mortgage-backed residential	21,404	3.2	—	—	—	—	47	2.0	21,357	3.2
Mortgage-backed residential	2,850	3.2	—	—	—	—	—	—	2,850	3.2
Agency mortgage-backed commercial	1,382	2.9	—	—	3	3.2	1,109	3.0	270	2.4
Mortgage-backed commercial	42	3.5	—	—	—	—	—	—	42	3.5
Asset-backed	368	3.5	—	—	317	3.6	5	2.7	46	3.0
Corporate debt	1,363	3.2	125	2.9	580	3.0	649	3.4	9	3.3
Total available-for-sale securities	$30,284	3.1	$247	2.3	$2,630	2.1	$2,448	2.8	$24,959	3.2
Amortized cost of available-for-sale securities	$29,967		$246		$2,624		$2,378		$24,719
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,547	3.2%	$—	—%	$—	—%	$—	—%	$1,547	3.2%
Asset-backed retained notes	21	2.2	—	—	21	2.2	—	—	—	—
Total held-to-maturity securities	$1,568	3.2	$—	—	$21	2.2	$—	—	$1,547	3.2
December 31, 2018
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$1,851	1.9%	$12	1.0%	$1,277	1.8%	$562	2.0%	$—	—%
U.S. States and political subdivisions	802	3.0	49	1.9	43	2.3	252	2.6	458	3.4
Foreign government	145	2.4	18	3.1	60	2.3	67	2.4	—	—
Agency mortgage-backed residential	17,138	3.3	—	—	—	—	54	1.9	17,084	3.3
Mortgage-backed residential	2,686	3.3	—	—	—	—	—	—	2,686	3.3
Agency mortgage-backed commercial	3	3.1	—	—	3	3.1	—	—	—	—
Mortgage-backed commercial	714	3.8	—	—	—	—	46	3.9	668	3.8
Asset-backed	723	3.5	—	—	478	3.4	121	4.0	124	3.3
Corporate debt	1,241	3.1	144	2.8	496	2.9	581	3.3	20	5.5
Total available-for-sale securities	$25,303	3.2	$223	2.6	$2,357	2.4	$1,683	2.8	$21,040	3.3
Amortized cost of available-for-sale securities	$25,881		$224		$2,405		$1,743		$21,509
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$2,319	3.2%	$—	—%	$—	—%	$—	—%	$2,319	3.2%
Asset-backed retained notes	43	2.0	—	—	42	2.0	1	3.3	—	—
Total held-to-maturity securities	$2,362	3.2	$—	—	$42	2.0	$1	3.3	$2,319	3.2

(a)
Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.

The balances of cash equivalents were $73 million and $35 million at December 31, 2019, and December 31, 2018, respectively, and were composed primarily of money-market accounts and short-term securities, including U.S. Treasury bills.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents interest and dividends on investment securities.

Year ended December 31, ($ in millions)	2019	2018	2017
Taxable interest	$858	$690	$534
Taxable dividends	14	14	12
Interest and dividends exempt from U.S. federal income tax	15	25	22
Interest and dividends on investment securities	$887	$729	$568

The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period. There were no other-than-temporary impairments of available-for-sale securities for the periods presented.

Year ended December 31, ($ in millions)	2019	2018	2017
Available-for-sale securities
Gross realized gains	$82	$12	$106
Gross realized losses (a)	(4)	(1)	(4)
Net realized gains on available-for-sale securities	78	11	102
Net realized gain on equity securities	73	60
Net unrealized gain (loss) on equity securities	92	(121)
Other gain (loss) on investments, net	$243	$(50)	$102

(a)
Certain available-for-sale securities were sold at a loss in 2019, 2018, and 2017 as a result of identifiable market or credit events, or a loss was realized based on corporate actions outside of our control (such as a call by the issuer). Any such sales were made in accordance with our risk-management policies and practices.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The table below summarizes available-for-sale and held-to-maturity securities in an unrealized loss position, which we evaluated for other than temporary impairment. For additional information on our methodology, refer to Note 1. As of December 31, 2019, we did not have the intent to sell the available-for-sale or held-to-maturity securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result of this evaluation, we believe that the securities with an unrealized loss position are not considered to be other-than-temporarily impaired at December 31, 2019.

	2019				2018
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
December 31, ($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,267	$(11)	$279	$(6)	$31	$—	$1,758	$(60)
U.S. States and political subdivisions	72	(1)	5	—	259	(3)	317	(14)
Foreign government	40	(1)	3	—	6	—	74	(1)
Agency mortgage-backed residential	4,606	(23)	908	(13)	5,537	(94)	7,808	(301)
Mortgage-backed residential	613	(4)	203	(7)	1,024	(20)	1,360	(91)
Agency mortgage-backed commercial	335	(6)	—	—	—	—	—	—
Mortgage-backed commercial	—	—	—	—	347	(1)	36	(1)
Asset-backed	8	—	11	—	294	(1)	124	(1)
Corporate debt	71	—	41	(1)	576	(19)	569	(27)
Total temporarily impaired available-for-sale securities	$7,012	$(46)	$1,450	$(27)	$8,074	$(138)	$12,046	$(496)
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$283	$(6)	$—	$—	$457	$(6)	$1,376	$(55)
Asset-backed retained notes	—	—	3	—	16	—	19	—
Total held-to-maturity debt securities	$283	$(6)	$3	$—	$473	$(6)	$1,395	$(55)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

9.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at gross carrying value was as follows.

December 31, ($ in millions)	2019	2018
Consumer automotive (a)	$72,390	$70,539
Consumer mortgage
Mortgage Finance (b)	16,181	15,155
Mortgage — Legacy (c)	1,141	1,546
Total consumer mortgage	17,322	16,701
Consumer other (d)	212	—
Total consumer	89,924	87,240
Commercial
Commercial and industrial
Automotive	28,332	33,672
Other	5,014	4,205
Commercial real estate	4,961	4,809
Total commercial	38,307	42,686
Total finance receivables and loans (e)	$128,231	$129,926

(a)	Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 21 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $11 million and $18 million at December 31, 2019, and December 31, 2018, respectively, 47% of which are expected to start principal amortization in 2020. The remainder of these loans have exited the interest-only period.

(c)	Includes loans originated as interest-only mortgage loans of $212 million and $341 million at December 31, 2019, and December 31, 2018, respectively, of which 99% have exited the interest-only period.

(d)	Includes $11 million of finance receivables at December 31, 2019, for which we have elected the fair value option.

(e)	Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $503 million and $587 million at December 31, 2019, and December 31, 2018, respectively.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2019	$1,048	$53	$—	$141	$1,242
Charge-offs (b)	(1,423)	(13)	(5)	(49)	(1,490)
Recoveries	493	21	—	—	514
Net charge-offs	(930)	8	(5)	(49)	(976)
Provision for loan losses	957	(13)	14	40	998
Other	—	(2)	—	1	(1)
Allowance at December 31, 2019	$1,075	$46	$9	$133	$1,263
Allowance for loan losses at December 31, 2019
Individually evaluated for impairment	$38	$18	$—	$33	$89
Collectively evaluated for impairment	1,037	28	9	100	1,174
Finance receivables and loans at gross carrying value
Ending balance	$72,390	$17,322	$201	$38,307	$128,220
Individually evaluated for impairment	538	208	—	215	961
Collectively evaluated for impairment	71,852	17,114	201	38,092	127,259

(a)	Excludes $11 million of finance receivables at December 31, 2019, for which we have elected the fair value option.

(b)
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

Year ended December 31, ($ in millions)	2019	2018
Consumer automotive	$20	$578
Consumer mortgage	940	10
Commercial	—	238
Total sales and transfers (a)	$960	$826

(a)
During the year ended December 31, 2019, we also sold $131 million of loans held-for-sale that were initially classified as finance receivables and loans held-for-investment and were transferred to held-for-sale during 2018, and transferred $79 million of finance receivables from held-for-sale to held-for-investment, both relating to equipment finance receivables from our commercial automotive business.

The following table presents information about significant purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

Year ended December 31, ($ in millions)	2019	2018
Consumer automotive	$531	$896
Consumer mortgage	3,451	4,446
Consumer other (a)	117	—
Commercial	46	15
Total purchases of finance receivables and loans	$4,145	$5,357

(a)
During the year ended December 31, 2019, we also obtained $75 million of finance receivables and loans from our acquisition of Health Credit Services. For additional information on our acquisition, refer to Note 2.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents an analysis of our past-due finance receivables and loans recorded at gross carrying value.

December 31, ($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
2019
Consumer automotive	$2,185	$590	$367	$3,142	$69,248	$72,390
Consumer mortgage
Mortgage Finance	56	11	9	76	16,105	16,181
Mortgage — Legacy	25	8	28	61	1,080	1,141
Total consumer mortgage	81	19	37	137	17,185	17,322
Consumer other (a)	3	2	2	7	194	201
Total consumer	2,269	611	406	3,286	86,627	89,913
Commercial
Commercial and industrial
Automotive	34	—	28	62	28,270	28,332
Other	—	—	17	17	4,997	5,014
Commercial real estate	—	—	4	4	4,957	4,961
Total commercial	34	—	49	83	38,224	38,307
Total consumer and commercial	$2,303	$611	$455	$3,369	$124,851	$128,220
2018
Consumer automotive	$2,107	$537	$296	$2,940	$67,599	$70,539
Consumer mortgage
Mortgage Finance	67	5	4	76	15,079	15,155
Mortgage — Legacy	30	10	42	82	1,464	1,546
Total consumer mortgage	97	15	46	158	16,543	16,701
Total consumer	2,204	552	342	3,098	84,142	87,240
Commercial
Commercial and industrial
Automotive	—	1	31	32	33,640	33,672
Other	—	4	16	20	4,185	4,205
Commercial real estate	—	—	1	1	4,808	4,809
Total commercial	—	5	48	53	42,633	42,686
Total consumer and commercial	$2,204	$557	$390	$3,151	$126,775	$129,926

(a)	Excludes $11 million of finance receivables at December 31, 2019, for which we have elected the fair value option.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the gross carrying value of our finance receivables and loans on nonaccrual status.

December 31, ($ in millions)	2019	2018
Consumer automotive	$762	$664
Consumer mortgage
Mortgage Finance	17	9
Mortgage — Legacy	40	70
Total consumer mortgage	57	79
Consumer other	2	—
Total consumer	821	743
Commercial
Commercial and industrial
Automotive	73	203
Other	138	142
Commercial real estate	4	4
Total commercial	215	349
Total consumer and commercial finance receivables and loans	$1,036	$1,092

Management performs a quarterly analysis of the consumer automotive, consumer mortgage, consumer other, and commercial portfolios using a range of credit quality indicators to assess the adequacy of the allowance for loan losses based on historical and current trends. The following tables present the population of loans by quality indicators for our consumer automotive, consumer mortgage, and commercial portfolios.
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

	2019			2018
December 31, ($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automotive	$71,628	$762	$72,390	$69,875	$664	$70,539
Consumer mortgage
Mortgage Finance	16,164	17	16,181	15,146	9	15,155
Mortgage — Legacy	1,101	40	1,141	1,476	70	1,546
Total consumer mortgage	17,265	57	17,322	16,622	79	16,701
Consumer other (a)	199	2	201	—	—	—
Total consumer	$89,092	$821	$89,913	$86,497	$743	$87,240

(a)	Excludes $11 million of finance receivables at December 31, 2019, for which we have elected the fair value option.
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at gross carrying value.

	2019			2018
December 31, ($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial and industrial
Automotive	$25,235	$3,097	$28,332	$30,799	$2,873	$33,672
Other	4,225	789	5,014	3,373	832	4,205
Commercial real estate	4,620	341	4,961	4,538	271	4,809
Total commercial	$34,080	$4,227	$38,307	$38,710	$3,976	$42,686

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
The following table presents information about our impaired finance receivables and loans.

December 31, ($ in millions)	Unpaid principal balance (a)	Gross carrying value	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
2019
Consumer automotive	$553	$538	$113	$425	$38
Consumer mortgage
Mortgage Finance	14	14	6	8	—
Mortgage — Legacy	199	194	64	130	18
Total consumer mortgage	213	208	70	138	18
Total consumer	766	746	183	563	56
Commercial
Commercial and industrial
Automotive	73	73	1	72	12
Other	170	138	73	65	21
Commercial real estate	4	4	4	—	—
Total commercial	247	215	78	137	33
Total consumer and commercial finance receivables and loans	$1,013	$961	$261	$700	$89
2018
Consumer automotive	$503	$495	$105	$390	$44
Consumer mortgage
Mortgage Finance	15	15	6	9	1
Mortgage — Legacy	221	216	65	151	22
Total consumer mortgage	236	231	71	160	23
Total consumer	739	726	176	550	67
Commercial
Commercial and industrial
Automotive	203	203	112	91	10
Other	159	142	40	102	46
Commercial real estate	4	4	4	—	—
Total commercial	366	349	156	193	56
Total consumer and commercial finance receivables and loans	$1,105	$1,075	$332	$743	$123

(a)	Adjusted for charge-offs.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents average balance and interest income for our impaired finance receivables and loans.

	2019		2018		2017
Year ended December 31, ($ in millions)	Average balance	Interest income	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$510	$35	$478	$28	$391	$21
Consumer mortgage
Mortgage Finance	14	1	11	1	8	—
Mortgage — Legacy	206	9	218	10	234	10
Total consumer mortgage	220	10	229	11	242	10
Total consumer	730	45	707	39	633	31
Commercial
Commercial and industrial
Automotive	113	2	93	4	49	2
Other	121	—	84	—	69	9
Commercial real estate	5	—	5	1	5	—
Total commercial	239	2	182	5	123	11
Total consumer and commercial finance receivables and loans	$969	$47	$889	$44	$756	$42

Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For consumer automotive loans, we may offer several types of assistance to aid our customers, including payment extensions and rewrites of the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at gross carrying value were $867 million, $812 million, and $712 million at December 31, 2019, 2018, and 2017, respectively.
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $17 million, $4 million, and $6 million at December 31, 2019, 2018, and 2017, respectively. Refer to Note 1 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following tables present information related to finance receivables and loans recorded at gross carrying value modified in connection with a TDR during the period.

Year ended December 31, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
2019
Consumer automotive	27,623	$476	$413
Consumer mortgage
Mortgage Finance	8	1	1
Mortgage — Legacy	61	8	8
Total consumer mortgage	69	9	9
Total consumer finance receivables and loans	27,692	$485	$422
2018
Consumer automotive	26,748	$426	$378
Consumer mortgage
Mortgage Finance	23	9	9
Mortgage — Legacy	204	30	29
Total consumer mortgage	227	39	38
Total consumer finance receivables and loans	26,975	$465	$416
2017
Consumer automotive	26,156	$380	$333
Consumer mortgage
Mortgage Finance	4	1	1
Mortgage — Legacy	122	21	21
Total consumer mortgage	126	22	22
Total consumer finance receivables and loans	26,282	$402	$355

Year ended December 31, ($ in millions)	Number of loans	Pre-modification gross carrying value	Post-modification gross carrying value
2019
Commercial and industrial
Automotive	7	$46	$46
Other	3	82	46
Total commercial finance receivables and loans	10	$128	$92
2018
Commercial and industrial
Automotive	3	$4	$4
Other	3	85	82
Total commercial finance receivables and loans	6	$89	$86
2017
Commercial and industrial
Automotive	4	$16	$15
Other	—	44	44
Commercial real estate	2	3	3
Total commercial finance receivables and loans	6	$63	$62

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

Year ended December 31, ($ in millions)	Number of loans	Gross carrying value	Charge-off amount
2019
Consumer automotive	7,215	$81	$52
Total consumer finance receivables and loans	7,215	$81	$52
2018
Consumer automotive	9,711	$111	$73
Consumer mortgage
Mortgage — Legacy	2	—	—
Total consumer finance receivables and loans	9,713	$111	$73
2017
Consumer automotive	8,829	$102	$71
Consumer mortgage
Mortgage Finance	1	1	—
Mortgage — Legacy	2	—	—
Total consumer finance receivables and loans	8,832	$103	$71

Concentration Risk
Consumer
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 24.9% and 25.4% of our total outstanding consumer finance receivables and loans at December 31, 2019, and December 31, 2018, respectively.
The following table shows the percentage of consumer automotive and consumer mortgage finance receivables and loans by state concentration based on gross carrying value.

	2019 (a)		2018
December 31,	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.5%	35.1%	8.4%	36.9%
Texas	12.4	6.5	12.8	6.2
Florida	8.8	5.1	8.8	4.7
Pennsylvania	4.6	1.9	4.5	1.4
Illinois	4.1	2.6	4.1	3.0
Georgia	3.9	2.8	4.1	2.8
North Carolina	4.0	2.0	3.9	1.7
New York	3.1	3.0	3.1	2.4
Ohio	3.6	0.5	3.5	0.4
New Jersey	2.8	2.3	2.7	2.1
Other United States	44.2	38.2	44.1	38.4
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2019.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on gross carrying value.

December 31,	2019	2018
Texas	15.0%	15.5%
Florida	11.6	11.6
Michigan	8.2	6.8
California	7.2	8.3
New York	5.9	4.8
North Carolina	4.6	3.6
Georgia	3.5	4.0
New Jersey	2.9	3.1
South Carolina	2.8	3.4
Illinois	2.4	2.0
Other United States	35.9	36.9
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on gross carrying value.

December 31,	2019	2018
Automotive	81.7%	80.6%
Services	5.4	5.0
Electronics	3.7	2.3
Other	9.2	12.1
Total commercial criticized finance receivables and loans	100.0%	100.0%

10.    Leasing
On January 1, 2019, we adopted the amendments to the lease accounting principles. Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
Ally as the Lessee
We have operating leases for our corporate facilities, which have remaining lease terms of 8 months to 12 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend the leases for periods that range from 3 months to 15 years. Some of those lease agreements also include options to terminate the leases in periods that range from 2 to 6 years after the commencement of the leases. We have not included any of these term extensions or termination provisions in our estimates of the lease term, as we do not consider it reasonably certain that the options will be exercised.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.
The following table details our total investment in operating leases.

($ in millions)	December 31, 2019	January 1, 2019 (a)
Assets
Operating lease right-of-use assets (b)	$168	$161
Liabilities
Operating lease liabilities (c)	$196	$190

(a)	Date of adoption.

(b)	Included in other assets on our Consolidated Balance Sheet.

(c)	Included in accrued expenses and other liabilities on our Consolidated Balance Sheet.
During the year ended December 31, 2019, we paid $49 million, in cash for amounts included in the measurement of lease liabilities at December 31, 2019. This amount is included in net cash provided by operating activities in the Consolidated Statement of Cash Flows. During the year ended December 31, 2019, we obtained $52 million of ROU assets in exchange for new operating lease liabilities. As of December 31, 2019, the weighted-average remaining lease term of our operating lease portfolio was 7 years, and the weighted-average discount rate was 2.85%.
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of December 31, 2019, and that have noncancelable lease terms expiring after December 31, 2019.

Year ended December 31, ($ in millions)
2020	$50
2021	43
2022	29
2023	18
2024	14
2025 and thereafter	62
Total undiscounted cash flows	216
Difference between undiscounted cash flows and discounted cash flows	(20)
Total lease liability	$196

In addition to the above, we entered into a forward-starting lease agreement in September 2017, for a new corporate facility in Charlotte, North Carolina, where we plan to consolidate several existing facilities into that location. The lessor and their agents are currently constructing the facilities at this location, with the lease scheduled to commence in April 2021 after construction is completed. The lease agreement will have a total of $290 million in undiscounted future lease payments over the 15-year term of the lease. We also have an option to purchase this facility after construction is completed, subject to certain terms and conditions.
Future minimum rental payments required under operating leases as of December 31, 2018, prior to the date of adoption and as defined by the previous lease accounting guidance, with noncancelable lease terms expiring after December 31, 2018, were as follows.

Year ended December 31, ($ in millions)
2019	$48
2020	47
2021	46
2022	37
2023	31
2024 and thereafter	294
Total minimum payments required	$503

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table details the components of total net operating lease expense.

Year ended December 31, ($ in millions)	2019	2018	2017
Operating lease expense	$45	$43	$42
Variable lease expense	8	7	7
Total lease expense, net (a)	$53	$50	$49

(a) Included in other operating expenses in our Consolidated Statement of Income
Ally as the Lessor
Investment in Operating Leases
We purchase consumer operating lease contracts and the associated vehicles from dealerships after those contracts are executed by the dealers and the consumers. The amount we pay a dealer for an operating lease contract is based on the negotiated price for the vehicle less vehicle trade-in, down payment from the consumer, and available automotive manufacturer incentives. Under the operating lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value, down payment, or available manufacturer incentives) exceeds the contract residual value (including residual support) of the vehicle at lease termination, plus operating lease rental charges. The customer can terminate the lease at any point after commencement, subject to additional charges and fees. Both the consumer and the dealership have the option to purchase the vehicle at the end of the lease term, which can range from 24 to 60 months, at the residual value of the vehicle, however it is not reasonably certain this option will be exercised and accordingly our consumer leases are classified as operating leases. In addition to the charges described above, the consumer is generally responsible for certain charges related to excess mileage or excessive wear and tear on the vehicle. These charges are deemed variable lease payments and, as these payments are not based on a rate or index, they are recognized as net depreciation expense on operating lease assets in our Consolidated Statement of Income as incurred.
When we acquire a consumer operating lease, we assume ownership of the vehicle from the dealer. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Consolidated Statement of Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of December 31, 2019, consumer operating leases with a carrying value, net of accumulated depreciation, of $352 million were covered by a residual value guarantee of 15% of the manufacturer’s suggested retail price.
The following table details our investment in operating leases.

Year ended December 31, ($ in millions)	2019	2018
Vehicles	$10,426	$9,995
Accumulated depreciation	(1,562)	(1,578)
Investment in operating leases, net	$8,864	$8,417

The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after December 31, 2019.

Year ended December 31, ($ in millions)
2020	$1,339
2021	851
2022	383
2023	86
2024	6
2025 and thereafter	—
Total lease payments from operating leases	$2,665

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

We recognized operating lease revenue of $1.5 billion for both the years ended December 31, 2019, and 2018, and $1.9 billion for the year ended December 31, 2017. Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

Year ended December 31, ($ in millions)	2019	2018	2017
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$1,050	$1,115	$1,368
Remarketing gains, net	(69)	(90)	(124)
Net depreciation expense on operating lease assets	$981	$1,025	$1,244
(a) Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $19 million during the year ended December 31, 2019, $24 million during the year ended December 31, 2018, and $32 million during the year ended December 31, 2017.
Finance Leases
Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Consolidated Balance Sheet was $472 million and $439 million as of December 31, 2019, and December 31, 2018, respectively. This includes lease payment receivables of $459 million and $425 million at December 31, 2019, and December 31, 2018, respectively, and unguaranteed residual assets of $13 million and $14 million at December 31, 2019, and December 31, 2018, respectively. Interest income on finance lease receivables was $25 million for the year ended December 31, 2019, $22 million for the year ended December 31, 2018, and $22 million for the year ended December 31, 2017, and is included in interest and fees on finance receivables and loans in our Consolidated Statement of Income.
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after December 31, 2019.

Year ended December 31, ($ in millions)
2020	$167
2021	142
2022	94
2023	60
2024	32
2025 and thereafter	19
Total undiscounted cash flows	514
Difference between undiscounted cash flows and discounted cash flows	(55)
Present value of lease payments recorded as lease receivable	$459

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
Other than our customary representation, warranty, and covenant provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the SPEs are held by third parties. Representation, warranty, and certain covenant provisions generally require us to repurchase assets or indemnify the investor or other party for incurred losses to the extent it is determined that the assets were ineligible or were otherwise defective at the time of sale, or otherwise not in compliance with the ongoing covenant obligations. We did not provide any non-contractual financial support to any of these entities during 2019, 2018, or 2017.
Variable Interest Entities
The VIEs included on the Consolidated Balance Sheet represent separate entities where we are deemed to be the primary beneficiary, primarily due to our servicing activities and our beneficial interests in the VIE that could be potentially significant. We determine whether we have a potentially significant beneficial interest in the VIE based on the consideration of both qualitative and quantitative factors regarding the nature, size, and form of our involvement in the VIE. The third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to us, except for the customary representation, warranty, and covenant provisions. In addition, the cash flows from the assets are restricted only to pay such liabilities. Thus, our economic exposure to loss from outstanding third-party financing related to consolidated VIEs is limited to the carrying value of the consolidated VIE assets. Generally, all assets of consolidated VIEs are restricted for the beneficial interest holders. For additional information regarding our significant accounting policies for consolidated VIEs, refer to the Securitizations and Variable Interest Entities section of Note 1.
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
There were no sales of financial assets into nonconsolidated VIEs for the year ended December 31, 2019. There was a pretax gain of $1 million for the year ended December 31, 2018, and a pretax gain of $2 million for the year ended December 31, 2017, from sales of financial assets into nonconsolidated VIEs. For additional information regarding the company’s significant accounting policies for nonconsolidated VIEs, refer to the Variable Interest Entities and Securitizations section of Note 1.
We provide long-term guarantee contracts to investors in certain nonconsolidated affordable housing entities and have extended a line of credit to provide liquidity. Since we do not have control over the entities or the power to make decisions, we do not consolidate the entities and our involvement is limited to the guarantee and the line of credit.
We are involved with various other nonconsolidated equity investments, including affordable housing entities and venture capital funds and loan funds. We do not consolidate these entities and our involvement is limited to our outstanding investment, additional capital committed to these funds plus any previously recognized low-income housing tax credits that are subject to recapture.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents our involvement in consolidated and nonconsolidated VIEs in which we hold variable interests. For additional detail related to the assets and liabilities of consolidated variable interest entities refer to the Consolidated Balance Sheet.

December 31, ($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
2019
On-balance sheet variable interest entities
Consumer automotive	$20,376	(b)	$6,070	(c)
Commercial automotive	8,009		3,049
Off-balance-sheet variable interest entities
Consumer automotive (d)	23	(e)	—		$417	$440	(f)
Commercial other	1,079	(g)	378	(h)	—	1,397	(i)
Total	$29,487		$9,497		$417	$1,837
2018
On-balance sheet variable interest entities
Consumer automotive	$16,255	(b)	$6,573	(c)
Commercial automotive	11,089		3,946
Off-balance-sheet variable interest entities
Consumer automotive	45	(e)	—		$1,235	$1,280	(f)
Commercial other	806	(g)	326	(h)	—	1,054	(i)
Total	$28,195		$10,845		$1,235	$2,334

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $9.0 billion and $8.4 billion of assets that were not encumbered by VIE beneficial interests held by third parties at December 31, 2019, and December 31, 2018, respectively. Ally or consolidated affiliates hold the interests in these assets.

(c)	Includes $21 million and $25 million of liabilities that were not obligations to third-party beneficial interest holders at December 31, 2019, and December 31, 2018, respectively.

(d)
During the year ended December 31, 2019, we indicated our intent to exercise clean-up call option related to a nonconsolidated securitization-related VIE. The option enables us to repurchase the remaining transferred financial assets at our discretion once the asset pool declines to a predefined level and redeem the related outstanding debt. As a result of this event, we became the primary beneficiary of the VIE, which included $48 million of consumer automotive loans and $45 million of related debt, and the VIE was consolidated on our Consolidated Balance Sheet. The related amounts were removed from assets sold to nonconsolidated VIEs and maximum exposure to loss in nonconsolidated VIEs.

(e)
Represents retained notes and certificated residual interests, of which $21 million and $43 million were classified as held-to-maturity securities at December 31, 2019, and December 31, 2018, respectively, and $2 million were classified as other assets at both December 31, 2019, and December 31, 2018. These assets represent our five percent interest in the credit risk of the assets underlying asset-backed securitizations.

(f)
Maximum exposure to loss represents the current unpaid principal balance of outstanding loans, retained notes, certificated residual interests, as well as certain noncertificated interests retained from the sale of automotive finance receivables. This measure is based on the very unlikely event that all of our sold loans have defects that would trigger a representation, warranty, and covenant provision and the underlying collateral supporting the loans becomes worthless. This required disclosure is not an indication of our expected loss.

(g)	Amounts are classified as other assets.

(h)	Amounts are classified as accrued expenses and other liabilities.

(i)
For certain nonconsolidated affordable housing entities, maximum exposure to loss represents the yield we guaranteed investors through long-term guarantee contracts. The amount disclosed is based on the unlikely event that the yield delivered to investors in the form of low-income tax housing credits is recaptured. For nonconsolidated equity investments, maximum exposure to loss represents our outstanding investment, additional committed capital, and low-income housing tax credits subject to recapture. The amount disclosed is based on the unlikely event that our committed capital is funded, our investments become worthless, and the tax credits previously delivered to us are recaptured. This required disclosure is not an indication of our expected loss.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

On-balance Sheet Variable Interest Entities
The assets of consolidated VIEs that can be used only to settle obligations of the consolidated VIEs and the liabilities of those entities for which creditors or beneficial interest holders do not have recourse to our general credit were as follows.

December 31, ($ in millions)	2019	2018
Assets
Finance receivables and loans, net
Consumer	$10,791	$7,282
Commercial	7,919	10,804
Allowance for loan losses	(153)	(114)
Total finance receivables and loans, net	18,557	17,972
Investment in operating leases, net	—	164
Other assets	787	767
Total assets	$19,344	$18,903
Liabilities
Long-term debt	$9,087	$10,482
Accrued expenses and other liabilities	11	12
Total liabilities	$9,098	$10,494

Cash Flows with Off-Balance-Sheet Securitization Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive assets (for example, servicing) that were outstanding during the years ended December 31, 2019, 2018, and 2017. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

Year ended December 31, ($ in millions)	Consumer automotive	Consumer mortgage
2019
Cash flows received on retained interests in securitization entities	$23	$—
Servicing fees	10	—
Cash disbursements for repurchases during the period	(2)	—
2018
Cash proceeds from transfers completed during the period	$24	$—
Cash flows received on retained interests in securitization entities	20	—
Servicing fees	18	—
Cash disbursements for repurchases during the period	(4)	—
Representation and warranty recoveries	—	2
2017
Cash proceeds from transfers completed during the period	$1,187	$—
Cash disbursements for repurchases during the period (a)	(491)	—
Servicing fees	31	—
Cash flows received on retained interests in securitization entities	21	—
Other cash flows	4	—

(a)
During the second quarter of 2017, we elected to not renew a consumer automotive credit conduit facility and also purchased the related consumer automotive loans and settled associated retained interests.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Delinquencies and Net Credit Losses
The following tables present quantitative information about delinquencies and net credit losses for off-balance-sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
December 31, ($ in millions)	2019	2018	2019	2018
Off-balance-sheet securitization entities
Consumer automotive	$417	$1,235	$6	$13
Whole-loan sales (a)
Consumer automotive	207	634	2	3
Total	$624	$1,869	$8	$16

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

	Net credit losses
Year ended December 31, ($ in millions)	2019	2018
Off-balance-sheet securitization entities
Consumer automotive	$6	$10
Whole-loan sales (a)
Consumer automotive	1	2
Total	$7	$12

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.
Affordable Housing Investments
We have investments in various limited partnerships that sponsor affordable housing projects, which meet the definition of a VIE. The purpose of these investments is to achieve a satisfactory return on capital through the receipt of low-income housing tax credits (LIHTC) and to assist us in achieving goals associated with the CRA. Our affordable housing investments are accounted for using the proportional amortization method of accounting, which recognizes the amortized cost of the investment as a component of income tax expense.
The following table summarizes information about our affordable housing investments.

Year ended December 31, ($ in millions)	2019	2018	2017
Affordable housing tax credits and other tax benefits (a)	$86	$61	$43
Tax credit amortization expense recognized as a component of income tax expense	72	51	44

(a)	There were no impairment losses recognized during the years ended December 31, 2019, 2018, and 2017, resulting from the forfeiture or ineligibility of tax credits or other circumstances.
Our investment in qualified affordable housing projects was $830 million and $649 million at December 31, 2019, and 2018, respectively, and is included within other assets on our Consolidated Balance Sheet. Additionally, unfunded commitments to provide additional capital to investees in qualified affordable housing projects were $372 million and $319 million at December 31, 2019, and 2018, respectively, and are included within accrued expenses and other liabilities on our Consolidated Balance Sheet. Substantially all of the unfunded commitments at December 31, 2019, are expected to be paid out within the next five years.
12.    Premiums Receivable and Other Insurance Assets
Premiums receivable and other insurance assets consisted of the following.

December 31, ($ in millions)	2019	2018
Prepaid reinsurance premiums	$551	$527
Reinsurance recoverable on unpaid losses	88	96
Reinsurance recoverable on paid losses	23	22
Premiums receivable	105	88
Deferred policy acquisition costs	1,791	1,593
Total premiums receivable and other insurance assets	$2,558	$2,326

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

13.    Other Assets
The components of other assets were as follows.

December 31, ($ in millions)	2019	2018
Property and equipment at cost	$1,332	$1,250
Accumulated depreciation	(686)	(686)
Net property and equipment	646	564
Nonmarketable equity investments (a)	1,232	1,410
Investment in qualified affordable housing projects	830	649
Restricted cash held for securitization trusts (b)	738	965
Accrued interest, fees, and rent receivables	589	599
Goodwill (c)	393	240
Equity-method investments (d)	358	262
Other accounts receivable	117	203
Restricted cash and cash equivalents (e)	87	124
Net intangible assets (f)	69	59
Fair value of derivative contracts in receivable position (g)	64	41
Net deferred tax assets	58	317
Other assets	892	720
Total other assets	$6,073	$6,153

(a)
Includes investments in FHLB stock of $701 million and $903 million at December 31, 2019, and 2018, respectively; FRB stock of $449 million and $448 million at December 31, 2019, and 2018, respectively; and equity securities without a readily determinable fair value of $82 million and $59 million at December 31, 2019, and 2018, respectively, measured at cost with adjustments for impairment and observable changes in price. During the year ended December 31, 2019, we recorded $9 million of upward adjustments and $3 million of impairments and downward adjustments related to equity securities without a readily determinable fair value. Through December 31, 2019, we recorded $10 million of cumulative upward adjustments and $6 million of cumulative impairments and downward adjustments related to equity securities without a readily determinable fair value.

(b)
Includes restricted cash collected from customer payments on securitized receivables, which are distributed by us to investors as payments on the related secured debt, and cash reserve deposits utilized as a form of credit enhancement for various securitization transactions.

(c)
Includes goodwill of $27 million within our Insurance operations at both December 31, 2019, and 2018; $20 million within Automotive Finance operations at both December 31, 2019, and 2018; and $346 million and $193 million within Corporate and Other at December 31, 2019, and 2018, respectively. The increase in goodwill within Corporate and Other of $153 million was attributable to our acquisition of Health Credit Services, as further described in Note 2. No other changes to the carrying amount of goodwill were recorded during the years ended December 31, 2019, and 2018.

(d)	Primarily relates to investments made in connection with our CRA program.

(e)
Primarily represents a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, or letter of credit arrangements and corresponding collateral requirements.

(f)
Includes gross intangible assets of $111 million and $88 million at December 31, 2019, and 2018, respectively, and accumulated depreciation of $42 million and $29 million at December 31, 2019, and 2018.

(g)	For additional information on derivative instruments and hedging activities, refer to Note 21.
14.    Deposit Liabilities
Deposit liabilities consisted of the following.

December 31, ($ in millions)	2019	2018
Noninterest-bearing deposits	$119	$142
Interest-bearing deposits
Savings and money-market checking accounts	62,486	56,050
Certificates of deposit	58,146	49,985
Other deposits	1	1
Total deposit liabilities	$120,752	$106,178

At December 31, 2019, and December 31, 2018, certificates of deposit included $25.6 billion and $21.0 billion, respectively, of those in denominations of $100 thousand or more. At December 31, 2019, and December 31, 2018, certificates of deposit included $8.2 billion and $6.1 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the scheduled maturity of total certificates of deposit at December 31, 2019.

($ in millions)
Due in 2020	$41,419
Due in 2021	10,541
Due in 2022	4,061
Due in 2023	996
Due in 2024	1,129
Total certificates of deposit	$58,146

15.    Debt
Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	2019			2018
December 31, ($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$2,581	$—	$2,581	$2,477	$—	$2,477
Federal Home Loan Bank	—	2,950	2,950	—	6,825	6,825
Securities sold under agreements to repurchase	—	—	—	—	685	685
Total short-term borrowings	$2,581	$2,950	$5,531	$2,477	$7,510	$9,987
Weighted average interest rate (b)			1.8%			2.5%

(a)	Refer to the section below titled Long-term Debt for further details on assets restricted as collateral for payment of the related debt.

(b)	Based on the debt outstanding and the interest rate at December 31 of each year.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of December 31, 2019, Ally had no securities sold under agreements to repurchase. Refer to Note 8 and Note 25 for further details.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. At December 31, 2019, we placed no cash collateral and did not receive cash or noncash collateral. At December 31, 2018, we did not place any collateral, and we received cash collateral totaling $8 million and noncash collateral totaling $4 million.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Long-term Debt
The following tables present the composition of our long-term debt portfolio.

December 31, ($ in millions)	Amount	Interest rate	Weighted average stated interest rate (a)	Due date range
2019
Unsecured debt
Fixed rate (b)	$8,566
Variable rate	1
Trust preferred securities (c)	2,575
Hedge basis adjustment (d)	62
Total unsecured debt	11,204	1.71–8.00%	6.34%	2020–2049
Secured debt
Fixed rate	21,477
Variable rate (e)	1,384
Hedge basis adjustment (d)	(38)
Total secured debt (f) (g) (h)	22,823	1.35–4.03%	2.44%	2020–2027
Total long-term debt	$34,027
2018
Unsecured debt
Fixed rate (b)	$9,406
Variable rate	1
Trust preferred securities (c)	2,572
Hedge basis adjustment (d)	128
Total unsecured debt	12,107	2.42–8.40%	6.29%	2019–2049
Secured debt
Fixed rate	23,514
Variable rate (e)	8,633
Hedge basis adjustment (d)	(61)
Total secured debt (f) (g) (h)	32,086	1.26–4.50%	2.54%	2019–2037
Total long-term debt	$44,193

(a)	Based on the debt outstanding and the interest rate at December 31 of each year excluding any impacts of interest rate hedges.

(b)	Includes subordinated debt of $1.0 billion at both December 31, 2019, and 2018.

(c)	Refer to the section below titled Trust Preferred Securities for further information.

(d)	Represents the basis adjustment associated with the application of hedge accounting on certain of our long-term debt positions. Refer to Note 21 for additional information.

(e)	Includes $92 million and $5 million at December 31, 2019, and 2018, respectively, of long-term debt that does not have a stated interest rate.

(f)	Includes $9.1 billion and $10.5 billion of VIE secured debt at December 31, 2019, and 2018, respectively.

(g)	Includes $450 million and $6.7 billion of debt outstanding from our committed secured credit facilities at December 31, 2019, and 2018, respectively.

(h)	Includes advances from the FHLB of Pittsburgh of $13.3 billion and $14.9 billion at December 31, 2019, and 2018, respectively.

	2019			2018
December 31, ($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$2,214	$7,005	$9,219	$1,663	$7,313	$8,976
Due after one year	8,990	15,818	24,808	10,444	24,773	35,217
Total long-term debt (b) (c)	$11,204	$22,823	$34,027	$12,107	$32,086	$44,193

(a)	Includes basis adjustments related to the application of hedge accounting.
To achieve the desired balance between fixed- and variable-rate debt, we may utilize interest rate swap agreements. The use of these derivative financial instruments had the effect of converting $7.0 billion of our fixed-rate debt into variable-rate obligations at December 31, 2019. We did not have any derivative financial instruments that converted fixed-rate debt into variable-rate obligations or variable-rate debt into fixed rate obligations at December 31, 2018.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the scheduled remaining maturity of long-term debt at December 31, 2019, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2020	2021	2022	2023	2024	2025 and thereafter	Total
Unsecured
Long-term debt	$2,258	$697	$1,121	$(9)	$1,470	$6,767	$12,304
Original issue discount	(44)	(47)	(52)	(59)	(65)	(833)	(1,100)
Total unsecured	2,214	650	1,069	(68)	1,405	5,934	11,204
Secured
Long-term debt	7,005	9,530	5,552	627	107	2	22,823
Total long-term debt	$9,219	$10,180	$6,621	$559	$1,512	$5,936	$34,027
The following summarizes assets restricted as collateral for the payment of the related debt obligation, primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	2019			2018
December 31, ($ in millions)	Total (a)		Ally Bank	Total (a)		Ally Bank
Investment securities (b)	$2,698		$2,698	$10,280		$9,564
Mortgage assets held-for-investment and lending receivables	17,135		17,135	16,498		16,498
Consumer automotive finance receivables	13,481		11,534	17,015		9,715
Commercial automotive finance receivables	12,890		12,890	15,563		15,563
Operating leases	—		—	170		—
Total assets restricted as collateral (c) (d)	$46,204		$44,257	$59,526		$51,340
Secured debt	$25,773	(e)	$24,069	$39,596	(e)	$32,072

(a)	Ally Bank is a component of the total column.

(b)
A portion of the restricted investment securities at December 31, 2018, was restricted under repurchase agreements. Refer to the section above titled Short-term Borrowings for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $24.8 billion and $30.8 billion at December 31, 2019, and December 31, 2018, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans and investment securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $2.4 billion at both December 31, 2019, and December 31, 2018. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Consolidated Balance Sheet. Refer to Note 13 for additional information.

(e)	Includes $3.0 billion and $7.5 billion of short-term borrowings at December 31, 2019, and December 31, 2018, respectively.
Trust Preferred Securities
At both December 31, 2019, and December 31, 2018, we had issued and outstanding approximately $2.6 billion in aggregate liquidation preference of 8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 (Series 2 TRUPS). Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions are payable at an annual rate equal to three-month London interbank offered rate plus 5.785% payable quarterly in arrears. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case. The Series 2 TRUPS were issued prior to October 4, 2010, under the Emergency Economic Stabilization Act of 2008 and are not subject to phase-out from additional Tier 1 capital into Tier 2 capital. The amount of Series 2 TRUPS included in Ally’s Tier 1 capital was $2.5 billion at December 31, 2019. The amount represents the carrying amount of the Series 2 TRUPS less our common stock investment in the trust.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Covenants and Other Requirements
In secured funding transactions, there are trigger events that could cause the debt to be prepaid at an accelerated rate or could cause our usage of the committed secured credit facility to be discontinued. The triggers are generally based on the financial health and performance of the servicer as well as performance criteria for the pool of receivables, such as delinquency ratios, loss ratios, and commercial payment rates. During 2019, there were no trigger events that resulted in the repayment of debt at an accelerated rate or impacted the usage of our facilities.
Funding Facilities
We utilize both committed secured credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Consolidated Balance Sheet.
The total capacity in our credit facilities is provided by banks through private transactions. The facilities can be revolving in nature, generally having an original tenor ranging from 364 days to two years, and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the commitment period. At December 31, 2019, all of our $2.5 billion of capacity was revolving and of this balance, $1.1 billion was from facilities with a remaining tenor greater than 364 days.
Committed Secured Credit Facilities

	Outstanding		Unused capacity (a)		Total capacity
December 31, ($ in millions)	2019	2018	2019	2018	2019	2018
Bank funding
Secured	$—	$3,500	$—	$1,300	$—	$4,800
Parent funding
Secured	450	3,165	2,050	635	2,500	3,800
Total committed secured credit facilities	$450	$6,665	$2,050	$1,935	$2,500	$8,600

(a)
Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

16.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

December 31, ($ in millions)	2019	2018
Accounts payable	$535	$516
Unfunded commitments for investment in qualified affordable housing projects	372	319
Employee compensation and benefits	296	255
Reserves for insurance losses and loss adjustment expenses	122	134
Net deferred tax liabilities	67	17
Cash collateral received from counterparties	48	41
Deferred revenue	36	27
Fair value of derivative contracts in payable position (a)	5	37
Other liabilities	491	330
Total accrued expenses and other liabilities	$1,972	$1,676

(a)	For additional information on derivative instruments and hedging activities, refer to Note 21.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

17.    Equity
Common Stock
The following table presents changes in the number of shares issued and outstanding.

(shares in thousands) (a)	2019	2018	2017
Common stock
Total issued at January 1,	492,797	489,884	485,708
New issuances
Employee benefits and compensation plans	4,160	2,914	4,176
Total issued at December 31,	496,958	492,797	489,884
Treasury balance at January 1,	(87,898)	(52,830)	(18,707)
Repurchase of common stock (b)	(34,728)	(35,068)	(34,122)
Total treasury stock at December 31,	(122,626)	(87,898)	(52,830)
Total outstanding at December 31,	374,332	404,900	437,054

(a)	Figures in the table may not recalculate exactly due to rounding. Number of shares issued, in treasury, and outstanding are calculated based on unrounded numbers.

(b)
Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans. Refer to the section titled Capital Planning and Stress Tests in Note 20 for additional information regarding our common-stock-repurchase program.

18.    Accumulated Other Comprehensive Income (Loss)
The following table presents changes, net of tax, in each component of accumulated other comprehensive income (loss).

($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at January 1, 2017	$(273)	$14	$8	$(90)	$(341)
Net change	100	2	3	1	106
Balance at December 31, 2017	(173)	16	11	(89)	(235)
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2016-01	27	—	—	—	27
Adoption of Accounting Standards Update 2018-02	(40)	4	—	(6)	(42)
Balance at January 1, 2018	(186)	20	11	(95)	(250)
Net change	(295)	(2)	8	—	(289)
Balance at December 31, 2018	(481)	18	19	(95)	(539)
Cumulative effect of changes in accounting principles, net of tax (c)
Adoption of Accounting Standards Update 2017-08	8	—	—	—	8
Balance at January 1, 2019	(473)	18	19	(95)	(531)
Net change	681	1	(17)	(11)	654
Balance at December 31, 2019	$208	$19	$2	$(106)	$123

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 21.

(c)	Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following tables present the before- and after-tax changes in each component of accumulated other comprehensive income (loss).

Year ended December 31, 2019 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$968		$(227)		$741
Less: Net realized gains reclassified to income from continuing operations	78	(a)	(18)	(b)	60
Net change	890		(209)		681
Translation adjustments
Net unrealized gains arising during the period	7		(2)		5
Net investment hedges (c)
Net unrealized losses arising during the period	(6)		2		(4)
Cash flow hedges (c)
Net unrealized losses arising during the period	(11)		4		(7)
Less: Net realized gains reclassified to income from continuing operations	12	(d)	(2)	(b)	10
Net change	(23)		6		(17)
Defined benefit pension plans
Net unrealized losses arising during the period	(14)		3		(11)
Other comprehensive income	$854		$(200)		$654

(a)	Includes gains reclassified to other gain on investments, net in our Consolidated Statement of Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Consolidated Statement of Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 21.

(d)	Includes gains reclassified to interest on deposits and interest on long-term debt in our Consolidated Statement of Income.

Year ended December 31, 2018 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(375)		$88		$(287)
Less: Net realized gains reclassified to income from continuing operations	11	(a)	(3)	(b)	8
Net change	(386)		91		(295)
Translation adjustments
Net unrealized losses arising during the period	(14)		3		(11)
Net investment hedges (c)
Net unrealized gains arising during the period	12		(3)		9
Cash flow hedges (c)
Net unrealized gains arising during the period	12		(2)		10
Less: Net realized gains reclassified to income from continuing operations	2	(d)	—		2
Net change	10		(2)		8
Defined benefit pension plans
Net unrealized gains arising during the period	1		(1)		—
Other comprehensive loss	$(377)		$88		$(289)

(a)	Includes gains reclassified to other gain on investments, net in our Consolidated Statement of Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Consolidated Statement of Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 21.

(d)	Includes gains reclassified to interest on deposits and interest on long-term debt in our Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2017 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$237		$(45)		$192
Less: Net realized gains reclassified to income from continuing operations	105	(a)	(13)	(b)	92
Net change	132		(32)		100
Translation adjustments
Net unrealized gains arising during the period	12		(4)		8
Net investment hedges (c)
Net unrealized losses arising during the period	(10)		4		(6)
Cash flow hedges (c)
Net unrealized gains arising during the period	5		(2)		3
Defined benefit pension plans
Net unrealized gains arising during the period	1		—		1
Other comprehensive income	$140		$(34)		$106

(a)	Includes gains reclassified to other gain on investments, net in our Consolidated Statement of Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Consolidated Statement of Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 21.
19.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

Year ended December 31, ($ in millions, except per share data; shares in thousands) (a)	2019	2018	2017
Net income from continuing operations	$1,721	$1,263	$926
(Loss) income from discontinued operations, net of tax	(6)	—	3
Net income attributable to common stockholders	$1,715	$1,263	$929
Basic weighted-average common shares outstanding (b)	393,234	425,165	453,704
Diluted weighted-average common shares outstanding (b)	395,395	427,680	455,350
Basic earnings per common share
Net income from continuing operations	$4.38	$2.97	$2.04
(Loss) income from discontinued operations, net of tax	(0.02)	—	0.01
Net income	4.36	2.97	2.05
Diluted earnings per common share
Net income from continuing operations	4.35	2.95	2.03
(Loss) income from discontinued operations, net of tax	(0.02)	—	0.01
Net income	$4.34	$2.95	$2.04

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)	Includes shares related to share-based compensation that vested but were not yet issued.
20.    Regulatory Capital and Other Regulatory Matters
Basel Capital Framework
The FRB and other U.S. banking agencies have adopted risk-based and leverage capital standards that establish minimum capital-to-asset ratios for BHCs, like Ally, and depository institutions, like Ally Bank. The risk-based capital ratios are based on a banking organization’s risk-weighted assets (RWAs), which are generally determined under the standardized approach applicable to Ally and Ally Bank by (1) assigning on-balance-sheet exposures to broad risk-weight categories according to the counterparty or, if relevant, the guarantor or collateral (with higher risk weights assigned to categories of exposures perceived as representing greater risk), and (2) multiplying off-balance-sheet exposures by specified credit conversion factors to calculate credit equivalent amounts and assigning those credit equivalent amounts to the relevant risk-weight categories. The leverage ratio, in contrast, is based on an institution’s average unweighted on-balance-sheet exposures.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

capital framework in the United States. Certain aspects of U.S. Basel III, including the capital buffers, were subject to a phase-in period through December 31, 2018.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements or the results of operations and financial condition of Ally and Ally Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Ally and Ally Bank must meet specific capital guidelines that involve quantitative measures of capital, assets, and certain off-balance-sheet items. These measures and related classifications, which are used in the calculation of our risk-based and leverage capital ratios and those of Ally Bank, are also subject to qualitative judgments by the regulators about the components of capital, the risk weightings of assets and other exposures, and other factors. The FRB also uses these ratios and guidelines as part of the capital planning and stress testing processes. In addition, in order for Ally to maintain its status as an FHC, Ally and its bank subsidiary, Ally Bank, must remain well capitalized and well managed, as defined under applicable laws. The well capitalized standard for insured depository institutions, such as Ally Bank, reflects the capital requirements under U.S. Basel III.
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
U.S. Basel III also revised the eligibility criteria for regulatory capital instruments and provides for the phase-out of instruments that had previously been recognized as capital but that do not satisfy these criteria. For example, subject to certain exceptions (for example, certain debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other hybrid securities were excluded from a BHC’s Tier 1 capital as of January 1, 2016. Also, subject to a phase-in schedule, certain items are deducted from Common Equity Tier 1 capital under U.S. Basel III that had not previously been deducted from regulatory capital, and certain other deductions from regulatory capital have been modified. Among other things, U.S. Basel III requires significant investments in the common stock of unconsolidated financial institutions, mortgage servicing assets (MSAs), and certain deferred tax assets (DTAs) that exceed specified individual and aggregate thresholds to be deducted from Common Equity Tier 1 capital. U.S. Basel III also revised the standardized approach for calculating RWAs by, among other things, modifying certain risk weights and the methods for calculating RWAs for certain types of assets and exposures.
Ally and Ally Bank are subject to the U.S. Basel III standardized approach for counterparty credit risk, but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities.
The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	December 31, 2019		December 31, 2018		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$13,837	9.54%	$13,397	9.14%	4.50%	(b)
Ally Bank	16,627	12.30	16,552	12.61	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$16,271	11.22%	$15,831	10.80%	6.00%	6.00%
Ally Bank	16,627	12.30	16,552	12.61	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$18,506	12.76%	$18,046	12.31%	8.00%	10.00%
Ally Bank	17,854	13.21	17,620	13.42	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$16,271	9.08%	$15,831	9.00%	4.00%	(b)
Ally Bank	16,627	10.01	16,552	10.69	4.00	5.00%

(a)
In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally and Ally Bank were required to maintain a minimum capital conservation buffer of 2.5% and 1.875% at December 31, 2019, and December 31, 2018, respectively.

(b)	Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”

(c)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

At December 31, 2019, and 2018, Ally and Ally Bank were “well-capitalized” and met all applicable capital requirements to which each was subject.
Recent Regulatory Developments
In October 2019, the FRB and other U.S. banking agencies issued final rules implementing targeted amendments to the Dodd-Frank Act and other financial-services laws that had been enacted in May 2018 through the EGRRCP Act. The final rules establish four risk-based categories of prudential standards and capital and liquidity requirements for banking organizations with $100 billion or more in total consolidated assets. The most stringent standards and requirements apply to U.S. global systemically important BHCs, which are assigned to Category I. The assignment of other banking organizations to the remaining three categories is based on measures of size and four other risk-based indicators: cross-jurisdictional activity, weighted short-term wholesale funding (wSTWF), nonbank assets, and off-balance-sheet exposure. Under the final rules, Ally is designated as a Category IV firm and, as such, is (1) made subject to supervisory stress testing on a two-year cycle rather than the previously required one-year cycle, (2) required to continue submitting an annual capital plan to the FRB, (3) allowed to continue excluding accumulated other comprehensive income from regulatory capital, (4) required to continue maintaining a buffer of unencumbered highly liquid assets to meet projected net stressed cash outflows over a 30-day planning horizon, (5) required to conduct liquidity stress tests on a quarterly basis rather than the previously required monthly basis, (6) allowed to engage in more tailored liquidity risk management, including monthly rather than weekly calculations of collateral positions, the elimination of limits for activities that are not relevant to the firm, and fewer required elements of monitoring of intraday liquidity exposures, (7) exempted from company-run capital stress testing, (8) exempted from the modified liquidity coverage ratio (LCR) and the proposed modified net stable funding ratio provided that wSTWF remains under $50 billion, and (9) allowed to remain exempted from the supplementary leverage ratio, the countercyclical capital buffer, and single-counterparty credit limits. The final rules went in effect on December 31, 2019. Relatedly, in April 2019, the Federal Deposit Insurance Corporation (FDIC) extended the date by which all covered insured depository institutions (CIDIs), including Ally Bank, must submit their next resolution plans to the date or dates specified by the FDIC in the future in connection with its final determination on amendments to the rule governing CIDI resolution planning, which have not yet been issued. At this time, the impacts that such a potential future proposal may have on us are not clear.
In July 2019, the FRB and other U.S. banking agencies issued a final rule to simplify the capital treatment for MSAs, certain DTAs, and investments in the capital instruments of unconsolidated financial institutions (collectively, threshold items). Under the current capital rule, a banking organization must deduct from capital amounts of threshold items that individually exceed 10% of Common Equity Tier 1 capital. The aggregate amount of threshold items not deducted under the 10% threshold deduction but that nonetheless exceeds 15% of Common Equity Tier 1 capital minus certain deductions from and adjustments to Common Equity Tier 1 capital must also be deducted. Any amount of these MSAs and certain DTAs not deducted from Common Equity Tier 1 capital are currently risk weighted at 100%. The final rule removes the individual and aggregate deduction thresholds for threshold items and adopts a single 25% Common Equity Tier 1 capital deduction threshold for each item individually, and requires that any of the threshold items not deducted be risk weighted at 250%. The final rule also simplifies the calculation methodology for minority interests. These provisions will take effect for us on April 1, 2020. We do not expect these provisions to have a material impact on our capital position.
In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including Ally, the option to phase in the day-one impact of CECL. For regulatory capital purposes, this permitted us to phase in 25% of the capital impact of CECL on January 1, 2020, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2023. In addition, the FRB announced that, in order to reduce uncertainty, the FRB will maintain its current modeling framework for the allowance for loan losses in supervisory stress tests through the 2021 cycle.
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
Capital Planning and Stress Tests
Under the final rules implementing the EGRRCP Act, we are (1) made subject to supervisory stress testing on a two-year cycle rather than the previously required one-year cycle, (2) required to continue submitting an annual capital plan to the FRB, (3) allowed to continue excluding accumulated other comprehensive income from regulatory capital, (4) exempted from company-run capital stress testing, and (5) allowed to remain exempted from the supplementary leverage ratio and the countercyclical capital buffer.
Our annual capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

distribution, and any similar action that the FRB determines could have an impact on our capital. The plan must also include a discussion of how we, under expected and stressful conditions, will maintain capital commensurate with its risks and above the minimum regulatory capital ratios, and will serve as a source of strength to Ally Bank. The FRB will either object to the plan, in whole or in part, or provide a notice of non-objection. If the FRB objects to the plan, or if certain material events occur after submission of the plan, we must submit a revised plan to the FRB within 30 days. Even if the FRB does not object to the plan, we may be precluded from or limited in paying dividends or other capital distributions without the FRB’s approval under certain circumstances—for example, when we would not meet minimum regulatory capital ratios and capital buffers after giving effect to the distributions.
In October 2019, the FRB noted its intent to propose changes to the capital-plan rule, including for the purpose of providing Category IV firms like us with additional flexibility in developing their annual capital plans. At this time, the impacts that such a potential future proposal may have on us are not clear.
The following table presents information related to our common stock and distributions to our common stockholders over the last eight quarters.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2018
First quarter	$185	6,473	437,054	432,691	$0.13
Second quarter	195	7,280	432,691	425,752	0.13
Third quarter	250	9,194	425,752	416,591	0.15
Fourth quarter	309	12,121	416,591	404,900	0.15
2019
First quarter	$211	8,113	404,900	399,761	$0.17
Second quarter	229	7,775	399,761	392,775	0.17
Third quarter	300	9,287	392,775	383,523	0.17
Fourth quarter	299	9,554	383,523	374,332	0.17

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On January 13, 2020, the Ally Board of Directors (our Board) declared a quarterly cash dividend of $0.19 per share on all common stock, payable on February 14, 2020. Refer to Note 31 for further information regarding this common stock dividend.

We received a non-objection to our 2018 capital plan in June 2018. We were not required to submit an annual capital plan to the FRB, participate in the supervisory stress test or CCAR, or conduct company-run capital stress tests during the 2019 cycle. Instead, our capital actions during this cycle are largely based on the results from our 2018 supervisory stress test. On April 1, 2019, our Board authorized an increase in our stock-repurchase program, permitting us to repurchase up to $1.25 billion of our common stock from time to time from the third quarter of 2019 through the second quarter of 2020, representing a 25% increase over our previously announced program. Additionally, on January 13, 2020, our Board declared a quarterly cash dividend of $0.19 per share of our common stock. Refer to Note 31 for further information on the most recent dividend.
Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, regulatory considerations, any accounting standards that affect capital or liquidity (including CECL), financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be suspended at any time.
Depository Institutions
Ally Bank is a member of the Federal Reserve System and is subject to regulation, supervision, and examination by the FRB and the UDFI. Ally Bank’s deposits are insured by the FDIC, and Ally Bank is required to file periodic reports with the FDIC concerning its financial condition. Total assets of Ally Bank were $167.5 billion and $159.0 billion at December 31, 2019, and 2018, respectively. Federal and Utah law place a number of conditions, restrictions, and limitations on dividends and other capital distributions that may be paid by Ally Bank to Ally. Dividends or other distributions made by Ally Bank to Ally were $2.0 billion and $2.6 billion in 2019 and 2018, respectively.
The FRB requires banks to maintain minimum average reserve balances. The amount of the required reserve balance for Ally Bank was $416 million and $279 million at December 31, 2019, and 2018, respectively.
Ally Bank is required to satisfy regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state, and foreign agencies that could have a material effect on our results of operations and financial condition. Ally Bank was in compliance with these requirements at December 31, 2019.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Insurance Companies
Certain of our Insurance operations are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions under applicable state and foreign insurance laws, and the rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under various state and foreign insurance regulations, dividend distributions may be made only from statutory unassigned surplus, with approvals required from the regulatory authorities for dividends in excess of certain statutory limitations. At December 31, 2019, the maximum dividend that could be paid by the U.S. insurance subsidiaries over the next 12 months without prior statutory approval was $129 million.
21.    Derivative Instruments and Hedging Activities
We enter into derivative instruments, which may include interest rate swaps, foreign-currency forwards, equity options, futures, and interest rate options in connection with our risk-management activities. Our primary objective for utilizing derivative financial instruments is to manage interest rate risk associated with our fixed- and variable-rate assets and liabilities, foreign exchange risks related to our foreign-currency denominated assets and liabilities, and other market risks related to our investment portfolio.
Interest Rate Risk
We monitor our mix of fixed- and variable-rate assets and liabilities and may enter into interest rate swaps, forwards, futures, options, and swaptions to achieve our desired mix of fixed- and variable-rate assets and liabilities. We execute these trades to modify our exposure to interest rate risk by converting certain fixed-rate instruments to a variable-rate and certain variable-rate instruments to a fixed-rate. We use a mix of both derivatives that qualify for hedge accounting treatment and economic hedges (which do not qualify for hedge accounting treatment).
Derivatives qualifying for hedge accounting treatment can include receive-fixed swaps designated as fair value hedges of specific fixed-rate unsecured debt obligations, receive-fixed swaps designated as fair value hedges of specific fixed-rate FHLB advances, pay-fixed swaps designated as fair value hedges of securities within our available-for-sale portfolio, and pay-fixed swaps designated as fair value hedges of closed portfolios of fixed-rate held-for-investment consumer automotive loan assets in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. Other derivatives qualifying for hedge accounting consist of pay-fixed swaps designated as cash flow hedges of the expected future cash flows in the form of interest payments on certain variable-rate borrowings and deposit liabilities, receive-fixed swaps designated as cash flow hedges of the expected future cash flows in the form of interest receipts on certain securities within our available-for-sale portfolio, as well as interest rate floor contracts designated as cash flow hedges of the expected future cash flows in the form of interest receipts on a portion of our dealer floorplan commercial loans.
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
We enter into foreign-currency forwards with external counterparties as net investment hedges of foreign exchange exposure on our investment in foreign subsidiaries. Our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our accumulated other comprehensive income (loss). We also periodically enter into foreign-currency forwards to economically hedge any foreign-denominated debt, centralized lending, and foreign-denominated third-party loans. These foreign-currency forwards that are used as economic hedges are recorded at fair value with changes recorded as income or expense offsetting the gains and losses on the associated foreign-currency transactions.
Investment Risk
We enter into equity options to mitigate the risk associated with our exposure to the equity markets.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the years ended December 31, 2019, 2018, or 2017.
We placed noncash collateral totaling $118 million supporting our derivative positions at December 31, 2019, compared to $26 million and $105 million of cash and noncash collateral, respectively, at December 31, 2018, in accounts maintained by counterparties. These amounts include collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 15 for details on the repurchase agreements. The receivables for cash collateral placed are included on our Consolidated Balance Sheet in other assets.
We received cash and noncash collateral from counterparties totaling $40 million and $29 million, respectively, in accounts maintained by counterparties at December 31, 2019, compared to $30 million and $3 million of cash and noncash collateral at December 31, 2018. These amounts include collateral received from clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 15 for details on repurchase agreements. The payables for cash collateral received are included on our Consolidated Balance Sheet in accrued expenses and other liabilities. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	2019			2018
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
December 31, ($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$17,101	$—	$—	$24,203
Purchased options	62	—	14,100	—	—	—
Foreign exchange contracts
Forwards	—	3	157	1	—	136
Total derivatives designated as accounting hedges	62	3	31,358	1	—	24,339
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	—	—	81	—	—	11
Written options	2	—	522	—	37	6,793
Purchased options	—	—	416	37	—	6,742
Total interest rate risk	2	—	1,019	37	37	13,546
Foreign exchange contracts
Futures and forwards	—	2	112	3	—	181
Total foreign exchange risk	—	2	112	3	—	181
Total derivatives not designated as accounting hedges	2	2	1,131	40	37	13,727
Total derivatives	$64	$5	$32,489	$41	$37	$38,066

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents amounts recorded on our Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

December 31, ($ in millions)	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
	2019	2018	2019	2018	2019	2018
Assets
Available-for-sale securities (b) (c)	$1,217	$1,485	$18	$—	$18	$(5)
Finance receivables and loans, net (d)	33,312	40,850	135	24	44	5
Liabilities
Long-term debt	$11,995	$13,001	$24	$67	$127	$67

(a)	Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.

(b)
The carrying amount of hedged available-for-sale securities is presented above using amortized cost. Refer to Note 8 for a reconciliation of the amortized cost and fair value of available-for-sale securities.

(c)
Includes the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2019, the amortized cost basis of the closed portfolios used in these hedging relationships was $230 million, the amount identified as the last of layer in the discontinued hedge relationship was $200 million, and the basis adjustment associated with the discontinued last-of-layer relationships was a $2 million asset, which was allocated across the entire remaining pool upon termination of the hedge relationship. There were no open last-of-layer relationships at December 31, 2019. At December 31, 2018, the amortized cost basis of the closed portfolios used in these hedging relationships was $47 million, the amount identified as the last of layer in the hedge relationship was $28 million, and there was no basis adjustment associated with the last-of-layer relationships.

(d)
The hedged item represents the carrying value of the hedged portfolio of assets. The amount identified as the last of layer in the open hedge relationship was $10.2 billion as of December 31, 2019, and $21.4 billion as of December 31, 2018. The basis adjustment associated with the open last-of-layer relationship was a $91 million asset as of December 31, 2019, and a $19 million asset as of December 31, 2018, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. The amount that is identified as the last of layer in the discontinued hedge relationship was $12.8 billion at December 31, 2019. The basis adjustment associated with the discontinued last-of-layer relationship was a $43 million asset as of December 31, 2019, which was allocated across the entire remaining pool upon termination of the hedge relationship.

Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Consolidated Statement of Income.

Year ended December 31, ($ in millions)	2019	2018	2017
Gain (loss) recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$1	$—	$1
Other income, net of losses	(11)	—	(3)
Total interest rate contracts	(10)	—	(2)
Foreign exchange contracts
Other income, net of losses	—	13	(7)
Other operating expenses	(4)	—	—
Total foreign exchange contracts	(4)	13	(7)
Total (loss) gain recognized in earnings	$(14)	$13	$(9)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes the location and amounts of gains and losses on derivative instruments designated as fair value and cash flow hedges reported in our Consolidated Statement of Income.

	Interest and fees on finance receivables and loans			Interest and dividends on investment securities and other earning assets			Interest on deposits			Interest on long-term debt
Year ended December 31, ($ in millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$41	$62	$8
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	—	—	—	(41)	(61)	(3)
Hedged fixed-rate FHLB advances	—	—	—	—	—	—	—	—	—	—	47	22
Derivatives designated as hedging instruments on fixed-rate FHLB advances	—	—	—	—	—	—	—	—	—	—	(47)	(22)
Hedged available-for-sale securities	—	—	—	28	(3)	(1)	—	—	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	—	(28)	3	1	—	—	—	—	—	—
Hedged fixed-rate consumer automotive loans	138	19	(3)	—	—	—	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(138)	(19)	1	—	—	—	—	—	—	—	—	—
Total (loss) gain on fair value hedging relationships	—	—	(2)	—	—	—	—	—	—	—	1	5
(Loss) gain on cash flow hedging relationships
Interest rate contracts
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	(4)	1	—	—	—	—
Hedged variable-rate borrowings
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	—	—	—	15	1	—
Total (loss) gain on cash flow hedging relationships	$—	$—	$—	$—	$—	$—	$(4)	$1	$—	$15	$1	$—
Total amounts presented in the Consolidated Statement of Income	$7,337	$6,688	$5,819	$955	$788	$599	$2,538	$1,735	$1,077	$1,570	$1,753	$1,653

During the next 12 months, we estimate $19 million of losses will be reclassified into pretax earnings from derivatives designated as cash flow hedges.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as fair value and cash flow hedges reported in our Consolidated Statement of Income.

	Interest and fees on finance receivables and loans			Interest and dividends on investment securities and other earning assets			Interest on deposits			Interest on long-term debt
Year ended December 31, ($ in millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$25	$51	$77
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	—	—	—	—	—	—	8	24
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	—	—	—	—	—	(23)	(17)	(2)
Interest for qualifying accounting hedges of secured debt (FHLB advances)	—	—	—	—	—	—	—	—	—	—	6	3
Amortization of deferred basis adjustments of available-for-sale securities	—	—	—	(3)	—	—	—	—	—	—	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	—	2	(1)	—	—	—	—	—	—	—
Amortization of deferred loan basis adjustments	(28)	(14)	(21)	—	—	—	—	—	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held-for-investment	22	16	(1)	—	—	—	—	—	—	—	—	—
Total (loss) gain on fair value hedging relationships	(6)	2	(22)	(1)	(1)	—	—	—	—	2	48	102
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Interest for qualifying accounting hedges of variable-rate borrowings	—	—	—	—	—	—	—	—	—	—	8	(1)
Interest for qualifying accounting hedges of deposit liabilities	—	—	—	—	—	—	(1)	3	—	—	—	—
Interest for qualifying accounting hedges of variable-rate commercial loans	1	—	—	—	—	—	—	—	—	—	—	—
Total gain (loss) on cash flow hedging relationships	$1	$—	$—	$—	$—	$—	$(1)	$3	$—	$—	$8	$(1)

The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss).

Year ended December 31, ($ in millions)	2019	2018	2017
Interest rate contracts
(Loss) gain recognized in other comprehensive income (loss)	$(23)	$10	$5

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes the effect of net investment hedges on accumulated other comprehensive income (loss) and the Consolidated Statement of Income.

Year ended December 31, ($ in millions)	2019	2018	2017
Foreign exchange contracts (a) (b)
(Loss) gain recognized in other comprehensive income (loss)	$(6)	$12	$(10)

(a)	There were no amounts excluded from effectiveness testing for the years ended December 31, 2019, 2018, or 2017.

(b)
Gains and losses reclassified from accumulated other comprehensive income (loss) are reported as other income, net of losses, in the Consolidated Statement of Income. There were no amounts reclassified for the years ended December 31, 2019, 2018, or 2017.

22.    Income Taxes
The significant components of income tax expense from continuing operations were as follows.

Year ended December 31, ($ in millions)	2019	2018	2017
Current income tax (benefit) expense
U.S. federal	$(2)	$(12)	$(17)
Foreign	4	5	6
State and local	65	35	53
Total current expense	67	28	42
Deferred income tax expense (benefit)
U.S. federal	178	328	566
Foreign	2	—	—
State and local	(1)	3	(27)
Total deferred expense	179	331	539
Total income tax expense from continuing operations	$246	$359	$581

A reconciliation of income tax expense from continuing operations with the amounts at the statutory U.S. federal income tax rate is shown in the following table.

Year ended December 31, ($ in millions)	2019	2018	2017
Statutory U.S. federal tax expense (a)	$413	$340	$527
Change in tax resulting from
Valuation allowance change, excluding expirations	(219)	(8)	(49)
State and local income taxes, net of federal income tax benefit (b)	50	26	7
Nondeductible expenses	29	28	4
Tax credits, excluding expirations	(27)	(20)	(12)
Changes in unrecognized tax benefits	5	22	1
Tax law enactment	(1)	(23)	119
Other, net	(4)	(6)	(16)
Total income tax expense from continuing operations	$246	$359	$581

(a)	The statutory U.S. federal tax rate was 21% for both the years ended December 31, 2019, and 2018, and 35% for year ended December 31, 2017.

(b)	Amount for 2017 includes state deferred tax adjustments primarily offset in the valuation allowance change caption.
For the year ended December 31, 2019, consolidated income tax expense from continuing operations was driven by tax attributable to pretax earnings for the year, partially offset by a release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2019. The valuation allowance release was primarily driven by our current capacity to engage in certain foreign securitization transactions and the market demand from investors related to these transactions, coupled with the anticipated timing of the forecasted expiration of certain foreign tax credit carryforwards. For the year ended December 31, 2018, consolidated income tax expense from continuing operations was largely driven by tax attributable to pretax earnings for the year. For the year ended December 31, 2017, consolidated income tax expense from continuing operations was largely driven by tax attributable to pretax earnings for the year and income tax expense attributable to changes to our net deferred tax assets as a result of the Tax Cuts and Jobs Act of 2017 (Tax Act), partially offset by changes to our valuation allowance balances related to capital-in-nature deferred tax assets and foreign tax credit carryforwards.
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We continue to believe it is more likely than not that the benefit for certain foreign tax credit carryforwards and state net operating loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

on the deferred tax assets relating to these carryforwards and it is reasonably possible that the valuation allowance may change in the next 12 months.
The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, ($ in millions)	2019	2018
Deferred tax assets
Tax credit carryforwards	$1,784	$1,796
Adjustments to loan value	448	366
State and local taxes	153	168
Unearned insurance premiums	98	90
Other	214	257
Gross deferred tax assets	2,697	2,677
Valuation allowance	(837)	(1,057)
Deferred tax assets, net of valuation allowance	1,860	1,620
Deferred tax liabilities
Lease transactions	1,325	850
Deferred acquisition costs	366	321
Debt transactions	91	93
Other	87	56
Gross deferred tax liabilities	1,869	1,320
Net deferred tax (liabilities) assets (a)	$(9)	$300

(a)
Amounts include $58 million and $317 million of net deferred tax assets included in other assets on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax asset position at December 31, 2019, and 2018, respectively, and $67 million and $17 million included in accrued expenses and other liabilities on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax liability position.

The following table summarizes net deferred tax assets including related valuation allowances at December 31, 2019.

($ in millions)	Deferred tax asset (liability)		Valuation allowance	Net deferred tax asset (liability)	Years of expiration
Tax credit carryforwards
Foreign tax credits	$1,433		$(737)	$696	2022–2029
General business credits	351		—	351	2025–2039
Total tax credit carryforwards	1,784		(737)	1,047
Tax loss carryforwards
Net operating losses — federal	7	(a)	—	7	2027–2036
Net operating losses — state	176	(b)	(100)	76	2020–2039
Total federal and state tax loss carryforwards	183		(100)	83
Other net deferred tax liabilities	(1,139)		—	(1,139)	n/a
Net deferred tax assets (liabilities)	$828		$(837)	$(9)

(a)	Federal net operating loss carryforwards are included in the other assets total disclosed in our deferred inventory table above.

(b)	State net operating loss carryforwards are included in the state and local taxes and other liabilities totals disclosed in our deferred inventory table above.
As of December 31, 2019, we continue to not assert that foreign earnings are indefinitely reinvested outside of the United States. Deferred tax liabilities for incremental U.S. tax that stem from temporary differences related to investment in foreign subsidiaries or corporate joint ventures are negligible and have been recognized as of December 31, 2019.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits.

($ in millions)	2019	2018	2017
Balance at January 1,	$44	$15	$14
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	11	29	3
Reductions for tax positions of prior years	(5)	—	(1)
Settlements	(2)	—	—
Expiration of statute of limitations	—	—	(1)
Balance at December 31,	$48	$44	$15

Included in the unrecognized tax benefits balances are some items, the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences and the portion of gross state unrecognized tax benefits that would be offset by the tax benefit of the associated federal deduction. At December 31, 2019, 2018, and 2017, the balance of unrecognized tax benefits that, if recognized, would affect our effective tax rate were $38 million, $34 million, and $12 million, respectively.
We recognize accrued interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively. For the years ended December 31, 2019, 2018, and 2017, the cumulative accrued balance for interest and penalties was less than $1 million and interest and penalties of $1 million or less were accrued each year.
It is reasonably possible that the unrecognized tax benefits will decrease by up to $36 million over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdictions.
We file tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Our most significant operations are in the United States and Canada. The oldest tax years that remain subject to examination for those jurisdictions are 2016 and 2011, respectively.
23.    Share-based Compensation Plans
We grant Restricted Stock Units or Awards (RSUs) and Performance Stock Units or Awards (PSUs) to certain employees under the Ally Financial Inc. Incentive Compensation Plan (AICP). The AICP allows us to grant an array of equity-based and other incentive awards to our named executive officers and other employees. These awards are structured to align with long-term value creation for our stockholders, to provide appropriate incentives for participating employees, and to achieve the other objectives of our compensation philosophy. At December 31, 2019, we had 30,703,972 shares available for future grants of equity-based awards remaining under the AICP.
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
PSUs and RSUs
PSUs are payable contingent upon Ally achieving certain predefined performance objectives over a three- year measurement period for 2019 granted awards, or a two-year measurement period for 2018, 2017, and 2016 granted awards. All PSUs granted have a three-year service condition. The number of awards payable upon vesting can range from zero to 150% of the grant amount. The PSUs settle in the form of Ally common stock. We accrue dividend equivalents for our PSUs that are paid upon vesting and based on the number of awards payable.
RSUs are awarded to employees at no cost to the recipient upon their grant. The compensation costs related to these awards are ratably charged to expense over the applicable service period. The majority of the existing RSUs settle in the form of Ally common stock. RSUs generally vest one third ratably each year over a three-year period starting on the date the award was issued and are converted into shares of common stock as of the vesting date. We accrue dividend equivalents for our RSUs that are paid upon vesting. Ally has awards that vested but were not yet distributed for the years ended December 31, 2019, 2018, and 2017.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the changes in outstanding non-vested PSUs and RSUs activity during 2019.

(in thousands, except per share data)	Number of units	Weighted-average grant date fair value per share
RSUs and PSUs
Outstanding non-vested at January 1, 2019	4,864	$23.71
Granted	3,007	26.29
Vested	(3,411)	22.37
Forfeited	(93)	26.28
Outstanding non-vested at December 31, 2019	4,367	26.48

We recognized expense related to PSUs and RSUs of $67 million, $72 million, and $60 million for the years ended December 31, 2019, 2018, and 2017, respectively.
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

•
Equity Securities — We hold various marketable equity securities measured at fair value with changes in fair value recognized in net income. Measurements based on observable market prices are classified as Level 1.

•
Available-for-sale securities — We carry our available-for-sale securities at fair value based on external pricing sources. We classify our securities as Level 1 when fair value is determined using quoted prices available for the same instruments trading in active markets. We classify our securities as Level 2 when fair value is determined using prices for similar instruments trading in active markets. We perform pricing validation procedures for our available-for-sale securities.

•
Interests retained in financial asset sales — We retain certain noncertificated interests retained from the sale of automotive finance receivables. Due to inactivity in the market, valuations are based on internally developed discounted cash flow models (an income approach) that use a market-based discount rate; therefore, we classified these assets as Level 3. The valuation considers recent market transactions, experience with similar assets, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we utilize various significant assumptions, including market observable inputs (for

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

example, forward interest rates) and internally developed inputs (for example, prepayment speeds, delinquency levels, and credit losses).

•
Derivative instruments — We enter into a variety of derivative financial instruments as part of our risk-management strategies. Certain of these derivatives are exchange traded, such as equity options. To determine the fair value of these instruments, we utilize the quoted market prices for those particular derivative contracts; therefore, we classified these contracts as Level 1.

We also execute OTC and centrally cleared derivative contracts, such as interest rate swaps, swaptions, foreign-currency denominated forward contracts, caps, floors, and agency to-be-announced securities. We utilize third-party-developed valuation models that are widely accepted in the market to value these derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves, interpolated volatility assumptions, or equity pricing) are used in the model. We classified these derivative contracts as Level 2 because all significant inputs into these models were market observable.
We also enter into interest rate lock commitments and forward-sale commitments that are executed as part of our mortgage business, certain of which meet the accounting definition of a derivative and therefore are recorded as derivatives on our Consolidated Balance Sheet. Because these derivatives are valued using internal pricing models with unobservable inputs, they are classified as Level 3.
We are required to consider all aspects of nonperformance risk, including our own credit standing, when measuring fair value of a liability. We reduce credit risk on the majority of our derivatives by entering into legally enforceable agreements that enable the posting and receiving of collateral associated with the fair value of our derivative positions on an ongoing basis. In the event that we do not enter into legally enforceable agreements that enable the posting and receiving of collateral, we will consider our credit risk and the credit risk of our counterparties in the valuation of derivative instruments through a credit valuation adjustment (CVA), if warranted. The CVA calculation would utilize the credit default swap spreads of the counterparty.

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

	Recurring fair value measurements
December 31, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$608	$—	$8	$616
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,047	1	—	2,048
U.S. States and political subdivisions	—	639	2	641
Foreign government	15	171	—	186
Agency mortgage-backed residential	—	21,404	—	21,404
Mortgage-backed residential	—	2,850	—	2,850
Agency mortgage-backed commercial	—	1,382	—	1,382
Mortgage-backed commercial	—	42	—	42
Asset-backed	—	368	—	368
Corporate debt	—	1,363	—	1,363
Total available-for-sale securities	2,062	28,220	2	30,284
Mortgage loans held-for-sale (b)	—	—	30	30
Finance receivables and loans, net
Consumer other (b)	—	—	11	11
Interests retained in financial asset sales	—	—	2	2
Derivative contracts in a receivable position
Interest rate	—	62	2	64
Total derivative contracts in a receivable position	—	62	2	64
Total assets	$2,670	$28,282	$55	$31,007
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Foreign currency	$—	$5	$—	$5
Total derivative contracts in a payable position	—	5	—	5
Total liabilities	$—	$5	$—	$5

(a)	Our investment in any one industry did not exceed 13%.

(b)	Carried at fair value due to fair value option elections.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Recurring fair value measurements
December 31, 2018 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$766	$—	$7	$773
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,850	1	—	1,851
U.S. States and political subdivisions	—	802	—	802
Foreign government	7	138	—	145
Agency mortgage-backed residential	—	17,138	—	17,138
Mortgage-backed residential	—	2,686	—	2,686
Agency mortgage-backed commercial	—	3	—	3
Mortgage-backed commercial	—	714	—	714
Asset-backed	—	723	—	723
Corporate debt	—	1,241	—	1,241
Total available-for-sale securities	1,857	23,446	—	25,303
Mortgage loans held-for-sale (b)	—	—	8	8
Interests retained in financial asset sales	—	—	4	4
Derivative contracts in a receivable position
Interest rate	—	37	—	37
Foreign currency	—	4	—	4
Total derivative contracts in a receivable position	—	41	—	41
Total assets	$2,623	$23,487	$19	$26,129
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$37	$—	$37
Total derivative contracts in a payable position	—	37	—	37
Total liabilities	$—	$37	$—	$37

(a)	Our investment in any one industry did not exceed 9%.

(b)	Carried at fair value due to fair value option elections.

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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at Dec. 31, 2019	Net unrealized gains still held at December 31, 2019
($ in millions)	Fair value at Jan. 1, 2019	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements		included in earnings	included in OCI
Assets
Investment securities
Equity securities	$7	$5	(a)	$—	$—	$—	$—	$(4)	$8	$5	$—
Available-for-sale securities	—	—		—	2	—	—	—	2	—	—
Mortgage loans held-for-sale (b)	8	12	(c)	—	742	(732)	—	—	30	—	—
Finance receivables and loans, net (b)	—	1	(d)	—	15	—	—	(5)	11	—	—
Other assets
Interests retained in financial asset sales	4	—		—	—	—	—	(2)	2	—	—
Derivative assets, net of derivative liabilities	—	2	(c)	—	—	—	—	—	2	2	—
Total assets	$19	$20		$—	$759	$(732)	$—	$(11)	$55	$7	$—

(a)	Reported as other gain on investments, net, in the Consolidated Statement of Income.

(b)	Carried at fair value due to fair value option elections.

(c)	Reported as gain on mortgage and automotive loans, net, in the Consolidated Statement of Income.

(d)	Reported as interest and fees on finance receivables and loans in the Consolidated Statement of Income.

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2018	Net realized/unrealized (losses) gains			Purchases	Sales	Issuances	Settlements	Fair value at Dec. 31, 2018	Net unrealized losses still held at December 31, 2018
($ in millions)		included in earnings		included in OCI						included in earnings	included in OCI
Assets
Equity securities	$19	$(7)	(a)	$—	$—	$—	$—	$(5)	$7	$(10)	$—
Mortgage loans held-for-sale (b)	13	5	(c)	—	303	(313)	—	—	8	—	—
Other assets
Interests retained in financial asset sales	5	—		—	—	—	—	(1)	4	—	—
Derivative assets	1	(1)	(c)	—	—	—	—	—	—	—	—
Total assets	$38	$(3)		$—	$303	$(313)	$—	$(6)	$19	$(10)	$—

(a)	Reported as other gain on investments, net, in the Consolidated Statement of Income.

(b)	Carried at fair value due to fair value option elections.

(c)	Reported as gain on mortgage and automotive loans, net, in the Consolidated Statement of Income.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at December 31, 2019, and December 31, 2018, respectively. The amounts are as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost or fair value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
December 31, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$128	$128	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	64	64	(12)	n/m	(a)
Other	—	—	45	45	(21)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	109	109	(33)	n/m	(a)
Other assets
Nonmarketable equity investments	—	5	7	12	—	n/m	(a)
Equity-method investments	—	—	4	4	(6)	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	12	12	(1)	n/m	(a)
Total assets	$—	$5	$260	$265	$(40)	n/m
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
Fair Value Option for Financial Assets
We elected the fair value option for an insignificant amount of conforming mortgage loans held-for-sale and certain acquired unsecured consumer finance receivables. We elected the fair value option for conforming mortgage loans held-for-sale to mitigate earnings volatility by better matching the accounting for the assets with the related derivatives. We elected the fair value option for certain acquired unsecured consumer finance receivables to mitigate the complexities of recording these loans at amortized cost. Our intent in electing fair value measurement was to mitigate a divergence between accounting gains or losses and economic exposure for certain assets and liabilities.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at December 31, 2019, and December 31, 2018.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
December 31, 2019
Financial assets
Held-to-maturity securities	$1,568	$—	$1,600	$—	$1,600
Loans held-for-sale, net	128	—	—	128	128
Finance receivables and loans, net	126,957	—	—	130,837	130,837
FHLB/FRB stock (a)	1,150	—	1,150	—	1,150
Financial liabilities
Deposit liabilities	$60,146	$—	$—	$60,678	$60,678
Short-term borrowings	5,531	—	—	5,532	5,532
Long-term debt	34,027	—	22,789	14,138	36,927
December 31, 2018
Financial assets
Held-to-maturity securities	$2,362	$—	$2,307	$—	$2,307
Loans held-for-sale, net	306	—	—	306	306
Finance receivables and loans, net	128,684	—	—	130,878	130,878
FHLB/FRB stock (a)	1,351	—	1,351	—	1,351
Financial liabilities
Deposit liabilities	$51,985	$—	$—	$51,997	$51,997
Short-term borrowings	9,987	—	—	9,992	9,992
Long-term debt	44,193	—	23,846	21,800	45,646

(a)	Included in other assets on our Consolidated Balance Sheet.
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At December 31, 2019, these instruments are reported as gross assets and gross liabilities on the Consolidated Balance Sheet.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Consolidated Balance Sheet
				Gross amounts not offset on the Consolidated Balance Sheet
December 31, ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
2019
Assets
Derivative assets in net asset positions (d)	$62	$—	$62	$—	$(36)	$26
Derivative assets with no offsetting arrangements	2	—	2	—	—	2
Total assets	$64	$—	$64	$—	$(36)	$28
Liabilities
Derivative liabilities in net liability positions (d)	$5	$—	$5	$—	$(4)	$1
Total liabilities	$5	$—	$5	$—	$(4)	$1
2018
Assets
Derivative assets in net asset positions	$41	$—	$41	$—	$(4)	$37
Total assets (d)	$41	$—	$41	$—	$(4)	$37
Liabilities
Derivative liabilities in net liability positions (d)	$37	$—	$37	$—	$—	$37
Securities sold under agreements to repurchase (e)	685	—	685	—	(685)	—
Total liabilities	$722	$—	$722	$—	$(685)	$37

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. There was $29 million and $3 million of noncash derivative collateral pledged to us that was excluded at December 31, 2019, and 2018, respectively, and $4 million of noncash collateral associated with our repurchase agreements pledged to us that was excluded at December 31, 2018. We do not record such collateral received on our Consolidated Balance Sheet unless certain conditions are met.

(c)
Certain agreements grant us the right to sell or pledge the noncash assets we receive as collateral. Noncash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $29 million and $7 million at December 31, 2019, and 2018, respectively. We have not sold or pledged any of the noncash collateral received under these agreements as of both December 31, 2019, and December 31, 2018.

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
Automotive Finance operations — One of the largest full-service automotive finance operations in the United States providing automotive financing services to consumers, automotive dealers, companies, and municipalities. Our automotive finance services include providing retail installment sales contracts, loans and operating leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, warehouse lines to automotive retailers, fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and vehicle-remarketing services.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Mortgage Finance operations — Consists of the management of held-for-investment and held-for sale consumer mortgage loan portfolios. Our held-for-investment loan portfolio includes bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties. Our direct-to-consumer mortgage offering, referred to as Ally Home, consists of a variety of jumbo and conforming fixed- and adjustable-rate mortgage products with the assistance of a third-party fulfillment provider. Jumbo mortgage loans are generally held on our balance sheet and are accounted for as held-for-investment. Conforming mortgage loans are generally originated as held-for-sale and then sold to the fulfillment provider, and we retain no mortgage servicing rights associated with those loans that are sold.
Corporate Finance operations — Primarily provides senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies, with a focus on businesses owned by private equity sponsors. These loans are typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, restructurings, and working capital. We also provide non-bank wholesale-funded managers with partial funding for their direct-lending activities, which is principally leveraged loans. Additionally, we offer a commercial real estate product to serve companies in the healthcare industry.
Corporate and Other primarily consists of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments. Financial results related to Ally Invest, our online brokerage operations, are currently included within Corporate and Other. Additionally, beginning in October 2019 with the acquisition of Health Credit Services, financial information related to Ally Lending, our point-of-sale financing business, is included within Corporate and Other.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Financial information for our reportable operating segments is summarized as follows.

Year ended December 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2019
Net financing revenue and other interest income	$4,141	$54	$171	$239	$28	$4,633
Other revenue	249	1,274	22	45	171	1,761
Total net revenue	4,390	1,328	193	284	199	6,394
Provision for loan losses	962	—	5	36	(5)	998
Total noninterest expense	1,810	1,013	148	95	363	3,429
Income (loss) from continuing operations before income tax expense	$1,618	$315	$40	$153	$(159)	$1,967
Total assets	$113,863	$8,547	$16,279	$5,787	$36,168	$180,644
2018
Net financing revenue and other interest income	$3,769	$54	$179	$204	$184	$4,390
Other revenue	269	981	7	38	119	1,414
Total net revenue	4,038	1,035	186	242	303	5,804
Provision for loan losses	920	—	1	12	(15)	918
Total noninterest expense	1,750	955	140	86	333	3,264
Income (loss) from continuing operations before income tax expense	$1,368	$80	$45	$144	$(15)	$1,622
Total assets	$117,304	$7,734	$15,211	$4,670	$33,950	$178,869
2017
Net financing revenue and other interest income	$3,713	$59	$132	$167	$150	$4,221
Other revenue	355	1,059	4	45	81	1,544
Total net revenue	4,068	1,118	136	212	231	5,765
Provision for loan losses	1,134	—	8	22	(16)	1,148
Total noninterest expense	1,714	950	108	76	262	3,110
Income (loss) from continuing operations before income tax expense	$1,220	$168	$20	$114	$(15)	$1,507
Total assets	$114,089	$7,464	$11,708	$3,979	$29,908	$167,148

(a)
Net financing revenue and other interest income after the provision for loan losses totaled $3.6 billion, $3.5 billion, and $3.1 billion for the years ended December 31, 2019, 2018, and 2017, respectively.

27.    Parent and Guarantor Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of December 31, 2019, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Statements of Comprehensive Income

Year ended December 31, 2019 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(225)	$—	$7,570	$(8)	$7,337
Interest and fees on finance receivables and loans — intercompany	11		6	(17)	—
Interest on loans held-for-sale	—		17	—	17
Interest and dividends on investment securities and other earning assets	—	—	955	—	955
Interest on cash and cash equivalents	10	—	68	—	78
Interest on cash and cash equivalents — intercompany	14	—	17	(31)	—
Operating leases	2	—	1,468	—	1,470
Total financing (loss) revenue and other interest income	(188)	—	10,101	(56)	9,857
Interest expense
Interest on deposits	—	—	2,538	—	2,538
Interest on short-term borrowings	53	—	82	—	135
Interest on long-term debt	849	—	721	—	1,570
Interest on intercompany debt	23	—	25	(48)	—
Total interest expense	925	—	3,366	(48)	4,243
Net depreciation expense on operating lease assets	3	—	978	—	981
Net financing (loss) revenue and other interest income	(1,116)	—	5,757	(8)	4,633
Cash dividends from subsidiaries
Bank subsidiary	1,950	1,950	—	(3,900)	—
Nonbank subsidiaries	436	—	—	(436)	—
Other revenue
Insurance premiums and service revenue earned	—	—	1,087	—	1,087
Gain on mortgage and automotive loans, net	4	—	24	—	28
Other gain on investments, net	2	—	241	—	243
Other income, net of losses	337	—	611	(545)	403
Total other revenue	343	—	1,963	(545)	1,761
Total net revenue	1,613	1,950	7,720	(4,889)	6,394
Provision for loan losses	35	—	981	(18)	998
Noninterest expense
Compensation and benefits expense	36	—	1,186	—	1,222
Insurance losses and loss adjustment expenses	—	—	321	—	321
Other operating expenses	590	—	1,841	(545)	1,886
Total noninterest expense	626	—	3,348	(545)	3,429
Income from continuing operations before income tax expense and undistributed income of subsidiaries	952	1,950	3,391	(4,326)	1,967
Income tax (benefit) expense from continuing operations	(566)	—	812	—	246
Net income from continuing operations	1,518	1,950	2,579	(4,326)	1,721
Loss from discontinued operations, net of tax	(6)	—	—	—	(6)
Undistributed income of subsidiaries
Bank subsidiary	210	210	—	(420)	—
Nonbank subsidiaries	(7)	—	—	7	—
Net income	1,715	2,160	2,579	(4,739)	1,715
Other comprehensive income, net of tax	654	492	685	(1,177)	654
Comprehensive income	$2,369	$2,652	$3,264	$(5,916)	$2,369

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(40)	$—	$6,728	$—	$6,688
Interest and fees on finance receivables and loans — intercompany	12	—	5	(17)	—
Interest on loans held-for-sale	—	—	15	—	15
Interest and dividends on investment securities and other earning assets	—	—	789	(1)	788
Interest on cash and cash equivalents	8	—	64	—	72
Interest on cash and cash equivalents — intercompany	8	—	9	(17)	—
Operating leases	5	—	1,484	—	1,489
Total financing (loss) revenue and other interest income	(7)	—	9,094	(35)	9,052
Interest expense
Interest on deposits	—	—	1,735	—	1,735
Interest on short-term borrowings	44	—	105	—	149
Interest on long-term debt	1,009	—	744	—	1,753
Interest on intercompany debt	15	—	20	(35)	—
Total interest expense	1,068	—	2,604	(35)	3,637
Net depreciation expense on operating lease assets	8	—	1,017	—	1,025
Net financing (loss) revenue and other interest income	(1,083)	—	5,473	—	4,390
Cash dividends from subsidiaries
Bank subsidiary	2,600	2,600	—	(5,200)	—
Nonbank subsidiaries	443	—	—	(443)	—
Other revenue
Insurance premiums and service revenue earned	—	—	1,022	—	1,022
Gain on mortgage and automotive loans, net	70	—	9	(54)	25
Other loss on investments, net	—	—	(50)	—	(50)
Other income, net of losses	411	—	770	(764)	417
Total other revenue	481	—	1,751	(818)	1,414
Total net revenue	2,441	2,600	7,224	(6,461)	5,804
Provision for loan losses	176	—	796	(54)	918
Noninterest expense
Compensation and benefits expense	83	—	1,072	—	1,155
Insurance losses and loss adjustment expenses	—	—	295	—	295
Other operating expenses	681	—	1,897	(764)	1,814
Total noninterest expense	764	—	3,264	(764)	3,264
Income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	1,501	2,600	3,164	(5,643)	1,622
Income tax (benefit) expense from continuing operations	(300)	—	659	—	359
Net income from continuing operations	1,801	2,600	2,505	(5,643)	1,263
(Loss) income from discontinued operations, net of tax	(2)	—	2	—	—
Undistributed (loss) income of subsidiaries
Bank subsidiary	(614)	(614)	—	1,228	—
Nonbank subsidiaries	78	—	—	(78)	—
Net income	1,263	1,986	2,507	(4,493)	1,263
Other comprehensive loss, net of tax	(289)	(243)	(308)	551	(289)
Comprehensive income	$974	$1,743	$2,199	$(3,942)	$974

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(27)	$—	$5,846	$—	$5,819
Interest and fees on finance receivables and loans — intercompany	12	—	6	(18)	—
Interest and dividends on investment securities and other earning assets	—	—	601	(2)	599
Interest on cash and cash equivalents	7	—	30	—	37
Interest on cash and cash equivalents — intercompany	4	—	7	(11)	—
Operating leases	11	—	1,856	—	1,867
Total financing revenue and other interest income	7	—	8,346	(31)	8,322
Interest expense
Interest on deposits	3	—	1,078	(4)	1,077
Interest on short-term borrowings	60	—	67	—	127
Interest on long-term debt	1,101	—	552	—	1,653
Interest on intercompany debt	15	—	12	(27)	—
Total interest expense	1,179	—	1,709	(31)	2,857
Net depreciation expense on operating lease assets	11	—	1,233	—	1,244
Net financing (loss) revenue and other interest income	(1,183)	—	5,404	—	4,221
Cash dividends from subsidiaries
Bank subsidiary	3,300	3,300	—	(6,600)	—
Nonbank subsidiaries	752	—	—	(752)	—
Other revenue
Insurance premiums and service revenue earned	—	—	973	—	973
Gain on mortgage and automotive loans, net	40	—	28	—	68
Other gain on investments, net	—	—	102	—	102
Other income, net of losses	675	—	834	(1,108)	401
Total other revenue	715	—	1,937	(1,108)	1,544
Total net revenue	3,584	3,300	7,341	(8,460)	5,765
Provision for loan losses	465	—	683	—	1,148
Noninterest expense
Compensation and benefits expense	180	—	915	—	1,095
Insurance losses and loss adjustment expenses	—	—	332	—	332
Other operating expenses	899	—	1,892	(1,108)	1,683
Total noninterest expense	1,079	—	3,139	(1,108)	3,110
Income from continuing operations before income tax expense and undistributed (loss) income of subsidiaries	2,040	3,300	3,519	(7,352)	1,507
Income tax expense from continuing operations	337	—	244	—	581
Net income from continuing operations	1,703	3,300	3,275	(7,352)	926
Income (loss) from discontinued operations, net of tax	7	—	(4)	—	3
Undistributed (loss) income of subsidiaries
Bank subsidiary	(1,168)	(1,168)	—	2,336	—
Nonbank subsidiaries	387	—	—	(387)	—
Net income	929	2,132	3,271	(5,403)	929
Other comprehensive income, net of tax	106	65	104	(169)	106
Comprehensive income	$1,035	$2,197	$3,375	$(5,572)	$1,035

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Balance Sheet

December 31, 2019 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$49	$—	$570	$—	$619
Interest-bearing	5	—	2,931	—	2,936
Interest-bearing — intercompany	2,051	—	1,087	(3,138)	—
Total cash and cash equivalents	2,105	—	4,588	(3,138)	3,555
Equity securities	—	—	616	—	616
Available-for-sale securities	—	—	30,284	—	30,284
Held-to-maturity securities	—	—	1,578	(10)	1,568
Loans held-for-sale, net	—	—	158	—	158
Finance receivables and loans, net
Finance receivables and loans, net	2,167	—	126,054	10	128,231
Intercompany loans to
Nonbank subsidiaries	161	—	110	(271)	—
Allowance for loan losses	(22)	—	(1,241)	—	(1,263)
Total finance receivables and loans, net	2,306	—	124,923	(261)	126,968
Investment in operating leases, net	1	—	8,863	—	8,864
Intercompany receivables from
Bank subsidiary	94	—	—	(94)	—
Nonbank subsidiaries	50	—	77	(127)	—
Investment in subsidiaries
Bank subsidiary	16,954	16,954	—	(33,908)	—
Nonbank subsidiaries	6,535	—	—	(6,535)	—
Premiums receivable and other insurance assets	—	—	2,558	—	2,558
Other assets	2,193	—	5,690	(1,810)	6,073
Total assets	$30,238	$16,954	$179,335	$(45,883)	$180,644
Liabilities and equity
Deposit liabilities
Noninterest-bearing	$—	$—	$119	$—	$119
Interest-bearing	1	—	120,632	—	120,633
Interest-bearing — intercompany	—	—	2,051	(2,051)	—
Total deposit liabilities	1	—	122,802	(2,051)	120,752
Short-term borrowings	2,581	—	2,950	—	5,531
Long-term debt	11,389	—	22,638	—	34,027
Intercompany debt to
Bank subsidiary	10	—	—	(10)	—
Nonbank subsidiaries	1,197	—	161	(1,358)	—
Intercompany payables to
Bank subsidiary	18	—	—	(18)	—
Nonbank subsidiaries	98	—	133	(231)	—
Interest payable	145	—	496	—	641
Unearned insurance premiums and service revenue	—	—	3,305	—	3,305
Accrued expenses and other liabilities	383	—	3,371	(1,782)	1,972
Total liabilities	15,822	—	155,856	(5,450)	166,228
Total equity	14,416	16,954	23,479	(40,433)	14,416
Total liabilities and equity	$30,238	$16,954	$179,335	$(45,883)	$180,644

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

December 31, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$55	$—	$755	$—	$810
Interest-bearing	5	—	3,722	—	3,727
Interest-bearing — intercompany	1,249	—	521	(1,770)	—
Total cash and cash equivalents	1,309	—	4,998	(1,770)	4,537
Equity securities	—	—	773	—	773
Available-for-sale securities	—	—	25,303	—	25,303
Held-to-maturity securities	—	—	2,382	(20)	2,362
Loans held-for-sale, net	—	—	314	—	314
Finance receivables and loans, net
Finance receivables and loans, net	2,349	—	127,577	—	129,926
Intercompany loans to
Nonbank subsidiaries	882	—	397	(1,279)	—
Allowance for loan losses	(55)	—	(1,187)	—	(1,242)
Total finance receivables and loans, net	3,176	—	126,787	(1,279)	128,684
Investment in operating leases, net	5	—	8,412	—	8,417
Intercompany receivables from
Bank subsidiary	158	—	—	(158)	—
Nonbank subsidiaries	45	—	129	(174)	—
Investment in subsidiaries
Bank subsidiary	16,213	16,213	—	(32,426)	—
Nonbank subsidiaries	6,928	—	—	(6,928)	—
Premiums receivable and other insurance assets	—	—	2,326	—	2,326
Other assets	2,226	—	5,453	(1,526)	6,153
Total assets	$30,060	$16,213	$176,877	$(44,281)	$178,869
Liabilities and equity
Deposit liabilities
Noninterest-bearing	$—	$—	$142	$—	$142
Interest-bearing	1	—	106,035	—	106,036
Interest-bearing — intercompany	—	—	1,249	(1,249)	—
Total deposit liabilities	1	—	107,426	(1,249)	106,178
Short-term borrowings	2,477	—	7,510	—	9,987
Long-term debt	12,774	—	31,419	—	44,193
Intercompany debt to
Bank subsidiary	20	—	—	(20)	—
Nonbank subsidiaries	918	—	882	(1,800)	—
Intercompany payables to
Bank subsidiary	45	—	—	(45)	—
Nonbank subsidiaries	124	—	129	(253)	—
Interest payable	159	—	364	—	523
Unearned insurance premiums and service revenue	—	—	3,044	—	3,044
Accrued expenses and other liabilities	274	—	2,962	(1,560)	1,676
Total liabilities	16,792	—	153,736	(4,927)	165,601
Total equity	13,268	16,213	23,141	(39,354)	13,268
Total liabilities and equity	$30,060	$16,213	$176,877	$(44,281)	$178,869

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2019 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$1,818	$1,950	$4,628	$(4,346)	$4,050
Investing activities
Purchases of equity securities	—	—	(498)	—	(498)
Proceeds from sales of equity securities	—	—	814	—	814
Purchases of available-for-sale securities	—	—	(15,199)	—	(15,199)
Proceeds from sales of available-for-sale securities	—	—	7,079	—	7,079
Proceeds from repayments of available-for-sale securities	—	—	5,154	—	5,154
Purchases of held-to-maturity securities	—	—	(514)	—	(514)
Proceeds from repayments of held-to-maturity securities	—	—	302	—	302
Net change in investment securities — intercompany	—	—	10	(10)	—
Purchases of finance receivables and loans held-for-investment	—	—	(4,974)	535	(4,439)
Proceeds from sales of finance receivables and loans initially held-for-investment	548	—	1,025	(535)	1,038
Originations and repayments of finance receivables and loans held-for-investment and other, net	(253)	—	4,497	8	4,252
Net change in loans — intercompany	718	—	284	(1,002)	—
Purchases of operating lease assets	—	—	(4,023)	—	(4,023)
Disposals of operating lease assets	3	—	2,622	—	2,625
Acquisitions, net of cash acquired	—	—	(171)	—	(171)
Capital contributions to subsidiaries	(2)	—	—	2	—
Returns of contributed capital	259	—	—	(259)	—
Net change in nonmarketable equity investments	(13)	—	203	—	190
Other, net	(4)	—	(375)	—	(379)
Net cash provided by (used in) investing activities	1,256	—	(3,764)	(1,261)	(3,769)
Financing activities
Net change in short-term borrowings — third party	104	—	(4,560)	—	(4,456)
Net increase in deposits	—	—	15,349	(802)	14,547
Proceeds from issuance of long-term debt — third party	801	—	6,114	—	6,915
Repayments of long-term debt — third party	(2,173)	—	(15,051)	—	(17,224)
Net change in debt — intercompany	271	—	(718)	447	—
Repurchase of common stock	(1,039)	—	—	—	(1,039)
Dividends paid — third party	(273)	—	—	—	(273)
Dividends paid and returns of contributed capital — intercompany	—	(1,950)	(2,646)	4,596	—
Capital contributions from parent	—	—	2	(2)	—
Net cash used in financing activities	(2,309)	(1,950)	(1,510)	4,239	(1,530)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	—	—	3	—	3
Net increase (decrease) in cash and cash equivalents and restricted cash	765	—	(643)	(1,368)	(1,246)
Cash and cash equivalents and restricted cash at beginning of year	1,398	—	5,998	(1,770)	5,626
Cash and cash equivalents and restricted cash at end of year	$2,163	$—	$5,355	$(3,138)	$4,380

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidating Balance Sheet to the Condensed Consolidating Statement of Cash Flows.

December 31, 2019 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Cash and cash equivalents on the Condensed Consolidating Balance Sheet	$2,105	$—	$4,588	$(3,138)	$3,555
Restricted cash included in other assets on the Condensed Consolidating Balance Sheet (a)	58	—	767	—	825
Total cash and cash equivalents and restricted cash in the Condensed Consolidating Statement of Cash Flows	$2,163	$—	$5,355	$(3,138)	$4,380

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 13 for additional details describing the nature of restricted cash balances.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$1,659	$2,600	$5,536	$(5,645)	$4,150
Investing activities
Purchases of equity securities	—	—	(1,076)	—	(1,076)
Proceeds from sales of equity securities	—	—	787	—	787
Purchases of available-for-sale securities	—	—	(7,868)	—	(7,868)
Proceeds from sales of available-for-sale securities	—	—	852	—	852
Proceeds from repayments of available-for-sale securities	—	—	3,215	—	3,215
Purchases of held-to-maturity securities	—	—	(578)	—	(578)
Proceeds from repayments of held-to-maturity securities	—	—	147	—	147
Net change in investment securities — intercompany	—	—	54	(54)	—
Purchases of finance receivables and loans held-for-investment	(131)	—	(7,101)	1,539	(5,693)
Proceeds from sales of finance receivables and loans initially held-for-investment	1,596	—	34	(1,539)	91
Originations and repayments of finance receivables and loans held-for-investment and other, net	3,489	—	(6,734)	—	(3,245)
Net change in loans — intercompany	(20)	—	(2)	22	—
Purchases of operating lease assets	—	—	(3,709)	—	(3,709)
Disposals of operating lease assets	10	—	3,079	—	3,089
Capital contributions to subsidiaries	(61)	(6)	—	67	—
Returns of contributed capital	266	—	—	(266)	—
Net change in nonmarketable equity investments	(16)	—	(165)	—	(181)
Other, net	—	—	(340)	—	(340)
Net cash provided by (used in) investing activities	5,133	(6)	(19,405)	(231)	(14,509)
Financing activities
Net change in short-term borrowings — third party	(694)	—	(732)	—	(1,426)
Net (decrease) increase in deposits	(11)	—	12,989	(111)	12,867
Proceeds from issuance of long-term debt — third party	69	—	18,332	—	18,401
Repayments of long-term debt — third party	(4,774)	—	(13,166)	—	(17,940)
Net change in debt — intercompany	(198)	—	(10)	208	—
Repurchase of common stock	(939)	—	—	—	(939)
Dividends paid — third party	(242)	—	—	—	(242)
Dividends paid and returns of contributed capital — intercompany	—	(2,600)	(3,309)	5,909	—
Capital contributions from parent	—	6	61	(67)	—
Net cash (used in) provided by financing activities	(6,789)	(2,594)	14,165	5,939	10,721
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	—	—	(5)	—	(5)
Net increase in cash and cash equivalents and restricted cash	3	—	291	63	357
Cash and cash equivalents and restricted cash at beginning of year	1,395	—	5,707	(1,833)	5,269
Cash and cash equivalents and restricted cash at end of year	$1,398	$—	$5,998	$(1,770)	$5,626

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidating Balance Sheet to the Condensed Consolidating Statement of Cash Flows.

December 31, 2018 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Cash and cash equivalents on the Condensed Consolidating Balance Sheet	$1,309	$—	$4,998	$(1,770)	$4,537
Restricted cash included in other assets on the Condensed Consolidating Balance Sheet (a)	89	—	1,000	—	1,089
Total cash and cash equivalents and restricted cash in the Condensed Consolidating Statement of Cash Flows	$1,398	$—	$5,998	$(1,770)	$5,626

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 13 for additional details describing the nature of restricted cash balances.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2017 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$4,591	$3,300	$3,466	$(7,278)	$4,079
Investing activities
Purchases of equity securities	—	—	(899)	—	(899)
Proceeds from sales of equity securities	—	—	1,049	—	1,049
Purchases of available-for-sale securities	—	—	(10,335)	—	(10,335)
Proceeds from sales of available-for-sale securities	—	—	3,584	—	3,584
Proceeds from repayments of available-for-sale securities	—	—	2,899	—	2,899
Purchases of held-to-maturity securities	—	—	(1,026)	—	(1,026)
Proceeds from repayments of held-to-maturity securities	—	—	68	—	68
Net change in investment securities — intercompany	7	—	291	(298)	—
Purchases of finance receivables and loans held-for-investment	(35)	—	(5,417)	—	(5,452)
Proceeds from sales of finance receivables and loans initially held-for-investment	106	—	1,233	—	1,339
Originations and repayments of finance receivables and loans held-for-investment and other, net	860	—	33	(1,956)	(1,063)
Net change in loans — intercompany	2,068	—	217	(2,285)	—
Purchases of operating lease assets	—	—	(4,052)	—	(4,052)
Disposals of operating lease assets	13	—	5,554	—	5,567
Capital contributions to subsidiaries	(1,212)	(5)	—	1,217	—
Returns of contributed capital	1,567	—	—	(1,567)	—
Net change in nonmarketable equity investments	—	—	(187)	—	(187)
Other, net	(31)	—	(99)	(89)	(219)
Net cash provided by (used in) investing activities	3,343	(5)	(7,087)	(4,978)	(8,727)
Financing activities
Net change in short-term borrowings — third party	(453)	—	(810)	—	(1,263)
Net (decrease) increase in deposits	(156)	—	15,466	(1,138)	14,172
Proceeds from issuance of long-term debt — third party	354	—	15,654	1,961	17,969
Repayments of long-term debt — third party	(6,111)	—	(21,797)	—	(27,908)
Net change in debt — intercompany	(225)	—	(2,074)	2,299	—
Repurchase of common stock	(753)	—	—	—	(753)
Dividends paid — third party	(184)	—	—	—	(184)
Dividends paid and returns of contributed capital — intercompany	—	(3,300)	(5,619)	8,919	—
Capital contributions from parent	—	5	1,212	(1,217)	—
Net cash (used in) provided by financing activities	(7,528)	(3,295)	2,032	10,824	2,033
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	—	—	3	—	3
Net increase (decrease) in cash and cash equivalents and restricted cash	406	—	(1,586)	(1,432)	(2,612)
Cash and cash equivalents and restricted cash at beginning of year	989	—	7,293	(401)	7,881
Cash and cash equivalents and restricted cash at end of year	$1,395	$—	$5,707	$(1,833)	$5,269

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

	2019		2018
December 31, ($ in millions)	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Standby letters of credit and other guarantees	$249	$6	$218	$7

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Our Corporate Finance operations has exposure to standby letters of credit that represent irrevocable guarantees of payment of specified financial obligations. Third-party beneficiaries primarily accept standby letters of credit as insurance in the event of nonperformance by our borrowers. Our borrowers may request letters of credit under their revolving loan facility up to a certain sub-limit amount. We may also require collateral to be posted by our borrowers. We received no cash collateral related to these letters of credit at December 31, 2019. Expiration dates on letters of credit range from certain ongoing commitments that will expire during the upcoming year to terms of several years for certain letters of credit. If the beneficiary draws under a letter of credit, we will be liable to the beneficiary for payment of the amount drawn under such letter of credit, with our recourse being a charge to the borrower’s loan facility or transfer of ownership to us of the related collateral. As many of these commitments are subject to borrowing base agreements and other restrictive covenants or may expire without being fully drawn, the stated amounts of the letters of credit are not necessarily indicative of future cash requirements.
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
Commitments
Financing Commitments
The contractual commitments were as follows.

December 31, ($ in millions)	2019	2018
Unused revolving credit line commitments and other (a)	$4,384	$3,435
Commitments to provide capital to investees (b)	504	394
Mortgage loan origination commitments (c)	314	171
Home equity lines of credit (d)	226	253
Construction-lending commitments (e)	127	85

(a)	The unused portion of revolving lines of credit reset at prevailing market rates and, as such, approximate market value.

(b)	We are committed to contribute capital to certain investees.

(c)
Commitments with mortgage loan applicants in which the loan terms, including interest rate and price, are guaranteed for a designated period of time subject to the completion of underwriting procedures.

(d)	We are committed to fund the remaining unused balances on home equity lines of credit.

(e)	We are committed to fund the remaining unused balance while loans are in the construction period.
Revolving credit line commitments contain an element of credit risk. We manage the credit risk for unused revolving credit line commitments by applying the same credit policies in making commitments as we do for extending loans.
Lease Commitments
For details about our future minimum payments under operating leases with noncancelable lease terms, refer to Note 10.
Contractual Commitments
We have entered into multiple agreements for sponsorship, information technology, voice and communication technology, and related maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions.

Year ended December 31, ($ in millions)
2020	$68
2021	38
2022	40
2023	37
2024	14
2025 and thereafter	27
Total future payment obligations	$224

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Legal Matters and Other Contingencies
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
We accrue for a legal matter or other contingent exposure when a loss becomes probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment after consultation with counsel. No assurance exists that our accruals will not need to be adjusted in the future. When a probable or reasonably possible loss on a legal matter or other contingent exposure could be material to our consolidated financial condition, results of operations, or cash flows, we provide disclosure in this note as prescribed by ASC Topic 450, Contingencies. Refer to Note 1 to the Consolidated Financial Statements for additional information on our policy for establishing accruals.
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
Descriptions of our potentially material legal matters follow. We do not believe, however, that an estimate of reasonably possible losses or a range of reasonably possible losses—whether in excess of any related accrual or where no accrual exists—can be made for any of these matters for some or all of the reasons identified in the preceding paragraphs.
Purported and Certified Class Actions
In March 2016, Ally filed an action against two buyers of a motor vehicle—Ally Financial Inc. v. Alberta Haskins and David Duncan, Case No. 16JE-AC01713-01 in the Circuit Court of Jefferson County, Missouri—for the purpose of collecting the deficiency that remained due under the retail installment sales contract after the buyers had defaulted and the vehicle had been repossessed and disposed of. In March 2017, the buyers filed a second amended answer and counterclaim on behalf of nationwide and Missouri classes, arguing that Ally’s pre- and post-disposition notices had violated Article 9 of the Uniform Commercial Code as adopted in each jurisdiction. The request for relief includes an indeterminate amount of actual, statutory, and punitive damages as well as fees, costs, interest, and other remedies. In May 2018, the circuit court certified the nationwide and Missouri classes and denied Ally’s motion for partial summary judgment. In September 2018, the case was reassigned to a different circuit-court judge, and in February 2019, Ally filed a motion to decertify the nationwide and Missouri classes. In November 2019, the circuit court denied Ally’s motion to decertify. In December 2019, Ally filed a petition with the Missouri Court of Appeals for a writ prohibiting the circuit court from taking further action other than vacating the order denying decertification—State of Missouri, ex. rel. Ally Financial Inc. v. Hon. Katherine Hardy Senkel, Case No. ED 108501—which was denied that same month. Later in

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

December 2019, Ally filed a petition with the Missouri Supreme Court for an equivalent writ of prohibition—State of Missouri, ex rel. Ally Financial Inc. v. Hon. Katherine Hardy Senkel, Case No. SC 98285—which remains pending. We intend to vigorously defend against this counterclaim.
30.    Quarterly Financial Statements (unaudited)

($ in millions)	First quarter	Second quarter	Third quarter	Fourth quarter
2019
Net financing revenue and other interest income	$1,132	$1,157	$1,188	$1,156
Other revenue	466	395	413	487
Total net revenue	1,598	1,552	1,601	1,643
Provision for loan losses	282	177	263	276
Total noninterest expense	830	881	838	880
Income from continuing operations before income tax expense	486	494	500	487
Income tax expense (benefit) from continuing operations	111	(90)	119	106
Net income from continuing operations	375	584	381	381
Loss from discontinued operations, net of tax	(1)	(2)	—	(3)
Net income	$374	$582	$381	$378
Basic earnings per common share (a)
Net income from continuing operations	$0.93	$1.47	$0.98	$1.00
Net income	0.93	1.46	0.97	0.99
Diluted earnings per common share (a)
Net income from continuing operations	0.92	1.46	0.97	0.99
Net income	0.92	1.46	0.97	0.99
Cash dividends declared per common share	$0.17	$0.17	$0.17	$0.17
2018
Net financing revenue and other interest income	$1,049	$1,094	$1,107	$1,140
Other revenue	354	364	398	298
Total net revenue	1,403	1,458	1,505	1,438
Provision for loan losses	261	158	233	266
Total noninterest expense	814	839	807	804
Income from continuing operations before income tax expense	328	461	465	368
Income tax expense from continuing operations	76	113	91	79
Net income from continuing operations	252	348	374	289
(Loss) income from discontinued operations, net of tax	(2)	1	—	1
Net income	$250	$349	$374	$290
Basic earnings per common share (a)
Net income from continuing operations	$0.58	$0.81	$0.89	$0.70
Net income	0.57	0.81	0.89	0.70
Diluted earnings per common share (a)
Net income from continuing operations	0.57	0.80	0.88	0.70
Net income	0.57	0.81	0.88	0.70
Cash dividends declared per common share	$0.13	$0.13	$0.15	$0.15

(a)	Earnings per share is calculated quarterly on an independent basis, therefore the total of the amounts presented for each year above may not reconcile to the annual amounts presented in Note 19.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

31.    Subsequent Events
Declaration of Quarterly Dividend
On January 13, 2020, our Board declared a quarterly cash dividend of $0.19 per share on all common stock, a $0.02 per share increase relative to our prior quarterly cash dividend. The dividend was paid on February 14, 2020, to stockholders of record at the close of business on January 31, 2020.
CardWorks Acquisition
On February 18, 2020, Ally announced its execution of a definitive agreement to acquire Cardholder Management Services, Inc. and its subsidiaries, including CardWorks, Inc. and Merrick Bank Corporation (collectively, CardWorks). CardWorks is a nonprime credit-card and consumer-finance provider in the United States with servicing and merchant-service capabilities across the credit spectrum. The acquisition is valued at approximately $2.65 billion, with approximately $1.35 billion in cash and approximately $1.30 billion in common stock of Ally. The consideration is subject to closing equity and other adjustments and to “fill or kill” rights. A possible “fill or kill” adjustment may arise if Ally’s stock price declines by more than 15%, a “fill or kill” termination right is exercised, and Ally elects to “fill” by issuing additional stock. The acquisition is expected to close in the third quarter of 2020 and is subject to the receipt of customary regulatory approvals and the satisfaction of other closing conditions. We filed a copy of the definitive agreement with the SEC on February 20, 2020.

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2019, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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

Part III
Ally Financial Inc. • Form 10-K

Item 10.    Directors, Executive Officers, and Corporate Governance
Executive Officers and Other Significant Employees
Jeffrey J. Brown — Named Chief Executive Officer of Ally in February 2015, and also serves on its Board of Directors, Mr. Brown, 46, is driving Ally’s evolution as a leading digital financial services company. Under his leadership, Ally is building on its strengths in automotive financing, retail deposits, and corporate financing, as well as diversifying its offerings to include digital wealth management and online brokerage, mortgage products, and point-of-sale lending. Mr. Brown has deep financial services experience, having previously served in a variety of executive leadership positions at Ally and other leading financial institutions. Prior to being named CEO, Mr. Brown was president and CEO of Ally’s Dealer Financial Services business where he oversaw the company’s automotive finance, insurance, and automotive servicing operations. Mr. Brown joined Ally in March 2009 as corporate treasurer and, in 2011, was named executive vice president of finance and corporate planning, where he oversaw the company’s finance, treasury, and corporate strategy initiatives. Mr. Brown received a bachelor’s degree in economics from Clemson University and an executive master’s degree in business from Queens University in Charlotte. He is deeply committed to advancing education and continual learning at Ally and in our communities. He serves on the Board of the Clemson University Foundation, an independent, not-for-profit entity that promotes the welfare and future development of Clemson University. In November 2019, Mr. Brown was announced as chairman-elect of the Queens University of Charlotte Board of Trustees and will succeed the Board’s current chair on July 1, 2020. Mr. Brown has served on the Queens University Board since 2015. In 2018, Mr. Brown was appointed by the Board of Directors of the Federal Reserve Bank of Chicago to serve as the Federal Advisory Council (FAC) representative for the Seventh Federal Reserve District. Mr. Brown will serve as vice president of FAC in 2020.
David J. DeBrunner — Vice President, Controller, and Chief Accounting Officer of Ally since September 2007. In this role, Mr. DeBrunner, 53, is responsible for all accounting, tax, financial controls, Securities and Exchange Commission and regulatory reporting, accounting policy, Sarbanes-Oxley compliance, strategic sourcing and supply chain, and finance shared services. Prior to joining Ally, Mr. DeBrunner spent 15 years at Fifth Third Bancorp, where he most recently held the title of senior vice president, chief accounting officer, and controller. His responsibilities included accounting, financial controls, financial systems, external reporting, and accounting policy. Prior to serving as the chief accounting officer, he served as the chief financial officer of their commercial division and held various finance and operational leadership positions throughout the company beginning in 1992. Prior to joining Fifth Third, he worked in audit services for Deloitte and Touche in their Chicago and Cincinnati offices. Mr. DeBrunner earned a bachelor’s degree in accounting from Indiana University. He is a member of the Ohio Society of Public Accountants and the American Institute of Certified Public Accountants. He also serves as a board member and was the Immediate Past Chairman of the Board of Directors for the Detroit Institute of Children.
Jennifer A. LaClair — Chief Financial Officer of Ally Financial since March 2018. In this role, she is responsible for the oversight of the company’s finance, accounting, modeling and analytics, supply chain, treasury, and capital market activities. Prior to joining Ally, Ms. LaClair, 48, spent ten years at PNC Financial Services. Most recently, she served as the head of the business bank where she was charged with setting strategy, driving performance, and managing risk. Before that, she served as chief financial officer for all of PNC’s lines of business. Earlier in her career, Ms. LaClair was a consultant with McKinsey and Company where she specialized in strategy, efficiency improvement, and operational transformations. She began her career in international development in Eastern Europe, the Middle East, and West Africa. Ms. LaClair has a Master of Business Administration from the Case Western Reserve University where she was the Class of 2001 Alumni Scholar and earned the Scott S. Cowen Outstanding Leadership award. She graduated summa cum laude from the State University of New York at Buffalo.
Diane E. Morais — President, Consumer & Commercial Banking Products at Ally Bank since March 2017. Ms. Morais, 54, is responsible for driving the growth, profitability, and digital evolution of Ally’s consumer and commercial banking products. She has oversight of the Deposits, Online Brokerage and Wealth Management, Mortgage, Ally Lending, and Corporate-Finance businesses. In addition, Ms. Morais oversees the company’s digital and customer care channels, as well as the Community Reinvestment Act (CRA) program. Ms. Morais was instrumental in the creation and launch of the Ally brand in 2009. Under Ms. Morais’ leadership, Ally Bank has achieved double-digit retail deposit growth each year, and now has nearly 2 million customers and over $100 billion in retail deposits. Ally has received numerous third-party accolades, including being named “Best Online Bank” in America by Money® Magazine, as well as “Best Internet Bank” and “Best for Millennials” by Kiplinger’s Personal Finance. Prior to holding key leadership positions of increasing responsibility at Ally, Ms. Morais achieved a number of significant professional accomplishments in the financial services sector. During a career spanning 12 years at Bank of America, she served in senior roles in deposit and debit products, national customer experience, card services marketing, and consumer mortgage vendor management. Ms. Morais also spent nine years at Citibank’s credit card division in a variety of marketing, risk, and finance roles. A native of Pittsburgh, PA, Ms. Morais holds a bachelor’s degree from Pennsylvania State University. She is a member of the Board of Directors for Junior Achievement of Central Carolinas and Charlotte Center City Partners. In September 2018, Ms. Morais was named to American Banker Magazine’s ‘25 Most Powerful Women in Banking’ list for the third consecutive year. Ms. Morais was also named one of the top 25 outstanding business women in the Charlotte Business Journal’s 2018 Women in Business Awards. She is active in the Charlotte community, serving as an ‘Executive in Residence” for Queens University and volunteer for Habitat for Humanity, Charlotte Catholic schools, and Dress for Success.
Jason E. Schugel — Chief Risk Officer of Ally since April 2018. In this role, Mr. Schugel, 46, has overall responsibility for execution of Ally’s independent risk management. He has the responsibility of the risk-management framework, establishment of risk-management processes and ensuring that Ally targets an appropriate balance between risk and return, mitigating unnecessary risk, and protecting the company’s financial returns. Mr. Schugel was previously deputy chief risk officer for the company since 2017, leading various risk-management activities. Prior to that role, he was general auditor for Ally, responsible for the company’s internal audit function as well as

Ally Financial Inc. • Form 10-K

administrative oversight for Ally’s loan review function. He joined Ally in 2009, overseeing the company’s financial planning and analysis team, which is responsible for Ally’s financial performance reporting, enterprise-wide forecasting, and planning. He also served as lead finance executive for Ally’s global functions. Before joining Ally, he was vice president of financial planning and analysis, and investor relations at LendingTree, LLC. Prior to that, he worked in investment banking for Wachovia and began his career at First Plus Financial, specializing in mergers and acquisitions. He earned a bachelor’s degree in business administration from Southern Methodist University in Dallas and a master’s degree in business administration from the Babcock Graduate School of Management at Wake Forest University. Mr. Schugel is the Chairman of the board of the Allegro Foundation, an organization that is a champion for children with disabilities. He also volunteers regularly with Charlotte Rescue Mission organization, which helps people struggling with the disease of addiction achieve long-term sobriety, find employment and stable housing.
Scott A. Stengel — General Counsel of Ally since May 2016. Mr. Stengel, 48, oversees all of Ally’s legal affairs and is also responsible for Ally’s corporate-secretarial, government-affairs, records-management, and licensing functions. He joined Ally from Kansas City, Mo.-based UMB Financial Corporation, where he served as executive vice president, general counsel, and corporate secretary. Before that, he was a partner at King & Spalding LLP and Orrick, Herrington & Sutcliffe LLP in Washington, DC, with a practice focused on banking, capital markets, and government relations. He began his career as a law clerk to the Honorable Douglas O. Tice, Jr. in Richmond, Va. He received a bachelor’s degree in economics, with highest honors, from the University of Notre Dame and a juris doctorate, magna cum laude, from the Notre Dame Law School. He sits on the board of directors of MadaKids Inc. and actively supports and volunteers with the Charlotte Center for Urban Ministry.
Douglas R. Timmerman — President of Automotive Finance of Ally since April 2018. In this role, Mr. Timmerman, 57, is responsible for developing strategy and driving performance for the company’s automotive business, which offers a full suite of innovative automotive finance products and services. He is also charged with leading the effort to diversify and expand the company’s dealer network and drive digital innovation. Previously, Mr. Timmerman had been the president of Ally Insurance since 2014. Mr. Timmerman had responsibility for all insurance operations, which included consumer products such as vehicle service contracts, maintenance contracts, and GAP coverage, as well as commercial property and casualty products for dealers. Mr. Timmerman’s thirty-three years at Ally, spanning leadership positions across the automotive finance and insurance business, make his understanding of this dynamic industry unparalleled. Prior to leading the insurance business, Mr. Timmerman was Vice President of Automotive Finance for the southeast region in Atlanta. In that capacity, he was responsible for sales, risk management, and portfolio management for more than 4,000 dealer relationships across 11 states. Since joining Ally in 1986, he has held a variety of leadership roles in different areas including commercial lending, consumer lending, collections, sales, and marketing. His experience also includes a broad geographical reach, holding assignments that have touched nearly every state. The Nebraska native began his career with Ally shortly after earning his master’s degree in business administration from the University of Nebraska. He also holds a bachelor’s degree from the University of Nebraska. Mr. Timmerman supports several organizations and research efforts associated with finding a cure for Type 1 diabetes. He is an active volunteer and supporter of Children’s Hospital of Atlanta and the Juvenile Diabetes Research Foundation.
Additional Information
Additional information in response to this Item 10 can be found in the Company’s 2020 Proxy Statement under “Proposal 1 — Election of Directors,” “The Board’s Leadership Structure,” and “Code of Conduct and Ethics and Review, Approval or Ratification of Transactions with Related Persons.” That information is incorporated into this item by reference.

Ally Financial Inc. • Form 10-K

Item 11.    Executive Compensation
Items in response to this Item 11 can be found in the Company’s 2020 Proxy Statement under “Executive Compensation.” That information is incorporated into this item by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2019.

Plan category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (1)) (b) (in thousands)
Equity compensation plans approved by security holders	6,890	—	23,813
Total	6,890	—	23,813

(a)	Includes restricted stock units outstanding under the Incentive Compensation Plan and deferred stock units outstanding under the Non-Employee Directors Equity Compensation Plan.

(b)	Includes 22,011,576 securities available for issuance under the plans identified in (a) above and 1,801,925 securities available for issuance under Ally’s Employee Stock Purchase Plan.
Additional items required by this Item 12 can be found in the Company’s 2020 Proxy Statement under “Security Ownership of Certain Beneficial Owners,” and “Executive Compensation.” That information is incorporated into this item by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Items in response to this Item 13 can be found in the Company’s 2020 Proxy Statement under “Director Qualifications and Responsibilities” and “Code of Conduct and Ethics and Review, Approval, or Ratification of Transactions with Related Persons.” That information is incorporated into this item by reference.
Item 14.    Principal Accountant Fees and Services
Items in response to this Item 14 can be found in the Company’s 2020 Proxy Statement under “Audit Committee Report.” That information is incorporated into this item by reference.

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

Exhibit	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of February 18, 2020	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated as of February 20, 2020, (File No. 1-3754), incorporated herein by reference.
3.1	Form of Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of March 14, 2014, (File No. 1-3754), incorporated herein by reference.
3.2	Ally Financial Inc. Amended and Restated Bylaws	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2019, (File No. 1-3754), incorporated herein by reference.
4.1	Form of Indenture dated as of July 1, 1982, between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115, incorporated herein by reference.
4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653, incorporated herein by reference.
4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236, incorporated herein by reference.
4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183, incorporated herein by reference.
4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705, incorporated herein by reference.
4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463, incorporated herein by reference.
4.2	Form of Indenture dated as of September 24, 1996, between the Company and The Chase Manhattan Bank, Trustee, relating to Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023, incorporated herein by reference.
4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207, incorporated herein by reference.
4.2.2	Form of Second Supplemental Indenture dated as of June 20, 2006, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company’s Registration Statement No. 333-136021, incorporated herein by reference.
4.2.3	Form of Third Supplemental Indenture dated as of August 24, 2012, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4.1.3 to the Company’s Registration Statement No. 333-183535, incorporated herein by reference.
4.2.4	Form of Fourth Supplemental Indenture dated as of August 24, 2012, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4.1.4 to the Company’s Registration Statement No. 333-183535, incorporated herein by reference.
4.3	Form of Indenture dated as of October 15, 1985, between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057, incorporated herein by reference.
4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661, incorporated herein by reference.
4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717, incorporated herein by reference.
4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059, incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057, incorporated herein by reference.
4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596, incorporated herein by reference.
4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431, incorporated herein by reference.
4.3.7	Form of Seventh Supplemental Indenture dated as of June 9, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431, incorporated herein by reference.
4.3.8	Form of Eighth Supplemental Indenture dated as of January 4, 2012, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4.1.8 to the Company’s Registration Statement No. 333-178919, incorporated herein by reference.
4.4	Indenture, dated as of December 31, 2008, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.
4.5	Amended and Restated Indenture, dated March 1, 2011, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.6	Form of Guarantee Agreement related to Ally Financial Inc. Senior Unsecured Guaranteed Notes	Filed as Exhibit 4.10 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.7	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.8 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.8	Form of Floating Rate Senior Unsecured Note	Filed as Exhibit 4.9 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.9	Form of Subordinated Indenture to be entered into between the Company and The Bank of New York Mellon, as Trustee	Filed as Exhibit 4.11 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.10	Form of Subordinated Note	Included in Exhibit 4.9.
4.11
Second Amended and Restated Declaration of Trust by and between the trustees of each series of GMAC Capital Trust I, Ally Financial Inc., as Sponsor, and by the holders, from time to time, of undivided beneficial interests in the relevant series of GMAC Capital Trust I, dated as of March 1, 2011
Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.12	Series 2 Trust Preferred Securities Guarantee Agreement between Ally Financial Inc. and The Bank of New York Mellon, dated as of March 1, 2011	Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.13	Indenture, dated as of November 20, 2015, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 20, 2015, (File No. 1-3754), incorporated herein by reference.
4.14	Form of Subordinated Note	Included in Exhibit 4.13.
4.15	Description of Securities	Filed herewith.
10.1	Ally Financial Inc. Executive Performance Plan	Filed as Exhibit 10.1 to the Company’s Annual Report for the period ended December 31, 2017, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.2	Ally Financial Inc. Incentive Compensation Plan	Filed as Exhibit 10.2 to the Company’s Annual Report for the period ended December 31, 2017, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.3	Ally Financial Inc. Annual Incentive Plan	Filed herewith.
10.4	Ally Financial Inc. Employee Stock Purchase Plan	Filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754), incorporated herein by reference.
10.5	Ally Financial Inc. Non-Employee Directors Equity Compensation Plan	Filed as Exhibit 10.4 to the Company’s Annual Report for the period ended December 31, 2017, on Form 10-K (File No. 1-3754), incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
10.6	Ally Financial Inc. Severance Plan, Plan Document and Summary Plan Description	Filed as Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2018, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.7	Ally Financial Inc. Non-Employee Directors Deferred Compensation Plan	Filed as Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2017 (File No. 1-3754), incorporated herein by reference.
10.8	Form of Award Agreement related to the issuance of Performance Stock Units	Filed herewith.
10.9	Form of Award Agreement related to the issuance of Restricted Stock Units	Filed herewith.
10.10	Form of Award Agreement related to the issuance of Key Contributor Stock Units	Filed herewith.
21	Ally Financial Inc. Subsidiaries as of December 31, 2019	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
101
The following information from our 2019 Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Changes in Equity, (v) Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
Filed herewith.
104	The cover page of our 2019 Annual Report on Form 10-K, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.
Item 16.    Form 10-K Summary
None.

Signatures
Ally Financial Inc. • Form 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of February, 2020.

Ally Financial Inc.
(Registrant)

/S/ JEFFREY J. BROWN
Jeffrey J. Brown
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 25th day of February, 2020.

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