Form 10-Q
period 2020-03-31
Ally Financial Inc.
filed 2020-04-28
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020, or

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
Yes ☐                    No ☑
At April 23, 2020, the number of shares outstanding of the Registrant’s common stock was 373,155,582 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
ABS	Asset-backed securities
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC	Bank holding company
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or Current expected credit loss
Chrysler	Fiat Chrysler Automobiles US LLC
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act
CSG	Commercial Services Group
CVA	Credit valuation adjustment
DTA	Deferred tax asset
EAD	Exposure at default
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
ERMC	Enterprise Risk Management Committee
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GM	General Motors Company
IB Finance	IB Finance Holding Company, LLC
IRA	Individual retirement account
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	Mortgage servicing asset
OTC	Over-the-counter
Our Board	Ally Board of Directors
P&C	Property and casualty
PD	Probability of default
PPP	Paycheck Protection Program
RC	Risk Committee of the Ally Board of Directors

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
ROU	Right-of-use
RV	Recreational vehicle
RWA	Risk-weighted asset
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series 2 TRUPS	8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust
SPE	Special-purpose entity
TDR	Troubled debt restructuring
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions)	2020	2019
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,742	$1,807
Interest on loans held-for-sale	2	2
Interest and dividends on investment securities and other earning assets	226	240
Interest on cash and cash equivalents	14	23
Operating leases	367	361
Total financing revenue and other interest income	2,351	2,433
Interest expense
Interest on deposits	592	592
Interest on short-term borrowings	17	44
Interest on long-term debt	348	419
Total interest expense	957	1,055
Net depreciation expense on operating lease assets	248	246
Net financing revenue and other interest income	1,146	1,132
Other revenue
Insurance premiums and service revenue earned	277	261
(Loss) gain on mortgage and automotive loans, net	(12)	10
Other (loss) gain on investments, net	(79)	108
Other income, net of losses	80	87
Total other revenue	266	466
Total net revenue	1,412	1,598
Provision for credit losses	903	282
Noninterest expense
Compensation and benefits expense	360	318
Insurance losses and loss adjustment expenses	74	59
Other operating expenses	486	453
Total noninterest expense	920	830
(Loss) income from continuing operations before income tax (benefit) expense	(411)	486
Income tax (benefit) expense from continuing operations	(92)	111
Net (loss) income from continuing operations	(319)	375
Loss from discontinued operations, net of tax	—	(1)
Net (loss) income	(319)	374
Other comprehensive income, net of tax	583	306
Comprehensive income	$264	$680
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
(in dollars) (a)	2020	2019
Basic earnings per common share
Net (loss) income from continuing operations	$(0.85)	$0.93
Net (loss) income	$(0.85)	$0.93
Diluted earnings per common share (b)
Net (loss) income from continuing operations	$(0.85)	$0.92
Net (loss) income	$(0.85)	$0.92
Cash dividends declared per common share	$0.19	$0.17

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)
Due to the antidilutive effect of the net loss from continuing operations for the three months ended March 31, 2020, basic weighted-average common shares outstanding was used to calculate basic and diluted earnings per share.

Refer to Note 16 for additional earnings per share information. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents
Noninterest-bearing	$453	$619
Interest-bearing	5,708	2,936
Total cash and cash equivalents	6,161	3,555
Equity securities	941	616
Available-for-sale securities (refer to Note 7 for discussion of investment securities pledged as collateral)	29,181	30,284
Held-to-maturity securities (fair value of $1,580 and $1,600)	1,497	1,568
Loans held-for-sale, net	235	158
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	128,139	128,231
Allowance for loan losses	(3,245)	(1,263)
Total finance receivables and loans, net	124,894	126,968
Investment in operating leases, net	9,064	8,864
Premiums receivable and other insurance assets	2,576	2,558
Other assets	7,978	6,073
Total assets	$182,527	$180,644
Liabilities
Deposit liabilities
Noninterest-bearing	$139	$119
Interest-bearing	122,185	120,633
Total deposit liabilities	122,324	120,752
Short-term borrowings	9,493	5,531
Long-term debt	31,066	34,027
Interest payable	710	641
Unearned insurance premiums and service revenue	3,305	3,305
Accrued expenses and other liabilities	2,110	1,972
Total liabilities	169,008	166,228
Contingencies (refer to Note 23)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 499,618,273 and 496,957,805; and outstanding 373,154,910 and 374,331,998)	21,470	21,438
Accumulated deficit	(5,465)	(4,057)
Accumulated other comprehensive income	706	123
Treasury stock, at cost (126,463,363 and 122,625,807 shares)	(3,192)	(3,088)
Total equity	13,519	14,416
Total liabilities and equity	$182,527	$180,644
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

($ in millions)	March 31, 2020	December 31, 2019
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$18,801	$18,710
Allowance for loan losses	(436)	(153)
Total finance receivables and loans, net	18,365	18,557
Other assets	871	787
Total assets	$19,236	$19,344
Liabilities
Long-term debt	$8,148	$9,087
Accrued expenses and other liabilities	12	11
Total liabilities	$8,160	$9,098
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total equity
Balance at December 31, 2018	$21,345	$(5,489)	$(539)	$(2,049)	$13,268
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2017-08		(10)	8		(2)
Balance at January 1, 2019	21,345	(5,499)	(531)	(2,049)	13,266
Net income		374			374
Share-based compensation	34				34
Other comprehensive income			306		306
Common stock repurchases				(211)	(211)
Common stock dividends ($0.17 per share)		(70)			(70)
Balance at March 31, 2019	$21,379	$(5,195)	$(225)	$(2,260)	$13,699
Balance at December 31, 2019	$21,438	$(4,057)	$123	$(3,088)	$14,416
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2016-13		(1,017)	—		(1,017)
Balance at January 1, 2020	21,438	(5,074)	123	(3,088)	13,399
Net loss		(319)			(319)
Share-based compensation	32				32
Other comprehensive income			583		583
Common stock repurchases				(104)	(104)
Common stock dividends ($0.19 per share)		(72)			(72)
Balance at March 31, 2020	$21,470	$(5,465)	$706	$(3,192)	$13,519

(a)	Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2020	2019
Operating activities
Net (loss) income	$(319)	$374
Reconciliation of net (loss) income to net cash provided by operating activities
Depreciation and amortization	386	369
Provision for credit losses	903	282
Loss (gain) on mortgage and automotive loans, net	12	(10)
Other loss (gain) on investments, net	79	(108)
Originations and purchases of loans held-for-sale	(366)	(134)
Proceeds from sales and repayments of loans held-for-sale	300	111
Net change in
Deferred income taxes	(87)	100
Interest payable	69	173
Other assets	44	(40)
Other liabilities	(290)	37
Other, net	83	(73)
Net cash provided by operating activities	814	1,081
Investing activities
Purchases of equity securities	(625)	(48)
Proceeds from sales of equity securities	117	383
Purchases of available-for-sale securities	(4,565)	(3,401)
Proceeds from sales of available-for-sale securities	3,817	656
Proceeds from repayments of available-for-sale securities	1,623	694
Purchases of held-to-maturity securities	—	(131)
Proceeds from repayments of held-to-maturity securities	70	44
Purchases of finance receivables and loans held-for-investment	(925)	(1,452)
Proceeds from sales of finance receivables and loans initially held-for-investment	1	157
Originations and repayments of finance receivables and loans held-for-investment and other, net	900	1,149
Purchases of operating lease assets	(1,138)	(792)
Disposals of operating lease assets	568	624
Net change in nonmarketable equity investments	(92)	171
Other, net	(76)	(95)
Net cash used in investing activities	(325)	(2,041)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2020	2019
Financing activities
Net change in short-term borrowings	3,963	(3,872)
Net increase in deposits	1,565	7,114
Proceeds from issuance of long-term debt	788	1,766
Repayments of long-term debt	(3,939)	(4,490)
Repurchase of common stock	(104)	(211)
Dividends paid	(72)	(70)
Net cash provided by financing activities	2,201	237
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	(4)	1
Net increase (decrease) in cash and cash equivalents and restricted cash	2,686	(722)
Cash and cash equivalents and restricted cash at beginning of year	4,380	5,626
Cash and cash equivalents and restricted cash at March 31,	$7,066	$4,904
Supplemental disclosures
Cash paid for
Interest	$869	$862
Income taxes	2	12
Noncash items
Loans held-for-sale transferred to finance receivables and loans held-for-investment	11	63
Finance receivables and loans held-for-investment transferred to loans held-for-sale	—	20

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

March 31, ($ in millions)	2020	2019
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$6,161	$3,957
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	905	947
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$7,066	$4,904

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 11 for additional details describing the nature of restricted cash balances.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, or we, us, or our) is a leading digital financial-services company. As a customer-centric company with passionate customer service and innovative financial solutions, we are relentlessly focused on “Doing It Right” and being a trusted financial-services provider to our consumer, commercial, and corporate customers. We are one of the largest full-service automotive finance operations in the country and offer a wide range of financial services and insurance products to automotive dealerships and consumers. Our award-winning online bank (Ally Bank, Member FDIC and Equal Housing Lender) offers mortgage lending, personal lending, and a variety of deposit and other banking products, including savings, money-market, and checking accounts, CDs, and IRAs. Additionally, we offer securities-brokerage and investment-advisory services through Ally Invest. Our robust corporate-finance business offers capital for equity sponsors and middle-market companies. We are a Delaware corporation and are registered as a BHC under the Bank Holding Company Act of 1956, as amended, and an FHC under the Gramm-Leach-Bliley Act of 1999, as amended.
Our accounting and reporting policies conform to U.S. GAAP. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect income and expenses during the reporting period and related disclosures. In developing the estimates and assumptions, management uses all available evidence; however, actual results could differ because of uncertainties associated with estimating the amounts, timing, and likelihood of possible outcomes. Our most significant estimates pertain to the allowance for loan losses, valuations of automotive lease assets and residuals, fair value of financial instruments, and the determination of the provision for income taxes.
The Condensed Consolidated Financial Statements at March 31, 2020, and for the three months ended March 31, 2020, and 2019, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed on February 25, 2020, with the SEC.
Significant Accounting Policies
On January 1, 2020, we adopted ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, using the modified retrospective approach, as further described in the section below titled Recently Adopted Accounting Standards. Adoption of the standard resulted in changes to our Investments, Finance Receivables and Loans, and Allowance for Loan Losses policies, as presented below. Refer to Note 1 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K regarding additional significant accounting policies, including accounting policies in effect prior to the adoption of the CECL standard.
Investments
Our investment portfolio includes various debt and equity securities. Our debt securities include government securities, corporate bonds, ABS, and MBS. Debt securities are classified based on management’s intent to sell or hold the security. We classify debt securities as held-to-maturity only when we have both the intent and ability to hold the securities to maturity. We classify debt securities as trading when the securities are acquired for the purpose of selling or holding them for a short period of time. Debt securities not classified as either held-to-maturity or trading are classified as available-for-sale.
Our portfolio includes debt securities classified as available-for-sale and held-to-maturity. Our available-for-sale securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income, while our held-to-maturity securities are carried at amortized cost.
We establish an allowance for credit losses for lifetime expected credit losses on our held-to-maturity securities. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity securities is excluded from the estimate of credit losses.
Our held-to-maturity securities portfolio is mostly comprised of residential mortgage-backed debt securities that are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major ratings agencies, and have a long history of zero credit losses.
We regularly assess our available-for-sale securities to determine if a credit loss has occurred. If the cost of an available-for-sale security exceeds its fair value, we evaluate, among other factors, the magnitude of the decline in fair value, the financial health of and business outlook for the issuer, the performance of the underlying assets for interests in securitized assets, and our intent and ability to hold the available-for-sale security through recovery of its amortized cost basis. If we determine that we intend to sell, or it is more likely than not we will be required to sell the security before recovery of the amortized cost basis, the security’s amortized cost basis is written down to fair value through the provision for credit losses.
Once it has been determined that a credit loss has occurred, the present value of expected future cash flows are compared to the security’s amortized cost basis. If the present value of expected cash flows is less than the amortized cost basis, we record an allowance for credit losses up to the difference between the security’s amortized cost basis and its fair value. Any remaining impairment is considered a

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

noncredit loss and is recorded in other comprehensive income when we do not intend to sell the security and it is not more likely than not that we will have to sell the security prior to the security’s anticipated recovery. Both the credit and noncredit loss components are recorded in earnings when we intend to sell the available-for-sale security or it is more likely than not that we will have to sell the security prior to the security’s anticipated recovery. Changes in the allowance for credit losses are recorded as provision for, or reversal of, provision for credit losses.
Accrued interest receivable on available-for-sale securities is excluded from the estimate of credit losses.
Premiums on debt securities that have noncontingent call features that are callable at fixed prices on preset dates are amortized to the earliest call date as an adjustment to investment yield. All other premiums and discounts on debt securities are amortized over the stated maturity of the security as an adjustment to investment yield.
A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days past due. The receivable for interest income that is accrued but not collected is reversed against interest income when the debt security is placed on nonaccrual status.
Our investments in equity securities include securities that are recognized at fair value with changes in the fair value recorded in earnings, and equity securities that are recognized using other measurement principles.
Equity securities that have a readily determinable fair value are recorded at fair value with changes in fair value recorded in earnings and reported in other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income. These investments, which are primarily attributable to the investment portfolio of our Insurance operations, are included in equity securities on our Condensed Consolidated Balance Sheet. We also hold certain equity investments that do not have a readily determinable fair value and are not eligible to be recognized using other measurement principles that are held at fair value. Refer to Note 20 for further information on these equity securities that have a readily determinable market value.
Our equity securities recognized using other measurement principles include investments in FHLB and FRB stock held to meet regulatory requirements, equity investments related to LIHTCs and the CRA, which do not have a readily determinable fair value, and other equity investments that do not have a readily determinable fair value. Our LIHTC investments are accounted for using the proportional amortization method of accounting for qualified affordable housing investments. Our obligations related to unfunded commitments for our LIHTC investments are included in other liabilities. The majority of our other CRA investments are accounted for using the equity method of accounting. Our investments in LIHTCs and other CRA investments are included in investments in qualified affordable housing projects and equity-method investments, respectively, in other assets on our Condensed Consolidated Balance Sheet. Our investments in FHLB and FRB stock are carried at cost, less impairment. Our remaining investment in equity securities are recorded at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under GAAP. These investments, along with our investments in FHLB and FRB stock, are included in nonmarketable equity investments in other assets on our Condensed Consolidated Balance Sheet. Investments recorded under the measurement alternative are also reviewed at each reporting period to determine if any adjustments are required for observable price changes in identical or similar securities of the same issuer. As conditions warrant, we review these investments for impairment and adjust the carrying value of the investment if it is deemed to be impaired.
Realized gains and losses on the sale of securities are determined using the specific identification method and are reported in other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.
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
Loans classified as held-for-sale are presented as loans held-for-sale, net on our Condensed Consolidated Balance Sheet and are carried at the lower of their net carrying value or fair value, unless the fair value option was elected, in which case those loans are carried at fair value. Loan origination fees and costs are included in the initial carrying value of loans originated as held-for-sale for which we have not elected the fair value option. Loan origination fees and costs are recognized in earnings when earned or incurred, respectively, for loans classified as held-for-sale for which we have elected the fair value option. We have elected the fair value option for conforming mortgage direct-to-consumer originations for which we have a commitment to sell. The interest rate lock commitment that we enter into for a mortgage loan originated as held-for-sale and certain forward commitments are considered derivatives, which are carried at fair value on our Condensed Consolidated Balance Sheet. We have elected the fair value option to measure our nonderivative forward commitments. Changes in the fair value of our interest rate lock commitments, derivative forward commitments, and nonderivative forward commitments related to mortgage loans originated as held-for-sale, as well as changes in the carrying value of loans classified as held-for-sale, are reported through gain on mortgage and automotive loans, net in our Condensed Consolidated Statement of Comprehensive Income. Interest income on our loans classified as held-for-sale is recognized based upon the contractual rate of interest on the loan and the unpaid principal balance. We report accrued interest receivable on our loans classified as held-for-sale in other assets on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

We have also elected the fair value option for certain loans acquired within our consumer other portfolio segment. Changes in fair value related to these loans are reported through other income, net of losses in our Condensed Consolidated Statement of Comprehensive Income.
Loans classified as held-for-investment are presented as finance receivables and loans, net on our Condensed Consolidated Balance Sheet. Finance receivables and loans are reported at their amortized cost basis, which includes the principal amount outstanding, net of unamortized deferred fees and costs on originated loans, unamortized premiums and discounts on purchased loans, unamortized basis adjustments arising from the designation of finance receivables and loans as the hedged item in qualifying fair value hedge relationships, and cumulative principal charge-offs. We refer to the amortized cost basis less the allowance for loan loss as the net carrying value in finance receivables and loans. Unearned rate support received from an automotive manufacturer on certain automotive loans, deferred origination fees and costs, and premiums and discounts on purchased loans, are amortized over the contractual life of the related finance receivable or loan using the effective interest method. We make various incentive payments for consumer automotive loan originations to automotive dealers and account for these payments as direct loan origination costs. Additionally, we make incentive payments to certain commercial automobile wholesale borrowers and account for these payments as a reduction to interest income in the period they are earned. Interest income on our finance receivables and loans is recognized based on the contractual rate of interest plus the amortization of deferred amounts using the effective interest method. Loan commitment fees are generally deferred and amortized over the commitment period. For information on finance receivables and loans, refer to Note 8.
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

•
Mortgage Finance — Consists of consumer first-lien mortgages from our ongoing mortgage operations including bulk acquisitions, direct-to-consumer originations, and refinancing of high-quality jumbo mortgages and LMI mortgages.

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
Nonaccrual Loans
Generally, we recognize loans of all classes as past due when they are 30 days delinquent on making a contractually required payment, and loans are placed on nonaccrual status when principal or interest has been delinquent for at least 90 days, or when full collection is not expected. Interest income recognition is suspended when finance receivables and loans are placed on nonaccrual status. Additionally, amortization of premiums and discounts and deferred fees and costs ceases when finance receivables and loans are placed on nonaccrual. Exceptions include commercial real estate loans that are placed on nonaccrual status when delinquent for 60 days or when full collection is not probable, if sooner. Additionally, our policy is to generally place all loans that have been modified in TDR on nonaccrual status until the loan has been brought fully current, the collection of contractual principal and interest is reasonably assured, and six consecutive months of repayment performance is achieved. In certain cases, if a borrower has been current up to the time of the modification and repayment of the debt subsequent to the modification is reasonably assured, we may choose to continue to accrue interest on the loan.
Nonperforming loans on nonaccrual status are reported in Note 8. The receivable for interest income that is accrued, but not collected, at the date finance receivables and loans are placed on nonaccrual status is reversed against interest income and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Generally, finance receivables and loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.

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
For consumer loans of all classes, various qualitative factors are utilized for assessing the financial difficulty of the borrower. These include, but are not limited to, the borrower’s default status on any of its debts, bankruptcy, and recent changes in financial circumstances (for instance, loss of job). A concession has been granted when as a result of the modification we do not expect to collect all amounts due under the original loan terms, including interest accrued at the original contract rate. Types of modifications that may be considered concessions include, but are not limited to, extensions of terms at a rate that does not constitute a market rate, a reduction, deferral or forgiveness of principal or interest owed and loans that have been discharged in a Chapter 7 Bankruptcy and have not been reaffirmed by the borrower.
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
A restructuring that results in only a delay in payment that is deemed to be insignificant is not a concession and the modification is not considered to be a TDR. In order to assess whether a restructuring that results in a delay in payment is insignificant, we consider the amount of the restructured payments subject to delay in conjunction with the unpaid principal balance or the collateral value of the loan, whether or not the delay is significant with respect to the frequency of payments under the original contract, or the loan’s original expected duration. In the cases where payment extensions on our automotive loan portfolio cumulatively extend beyond 90 days and are more than 10% of the original contractual term or where the cumulative payment extension is beyond 180 days, we deem the delay in payment to be more than insignificant, and as such, classify these types of modifications as TDRs. Otherwise, we believe that the modifications do not represent a concessionary modification and accordingly, they are not classified as TDRs. Additionally, based on recently issued regulatory guidance provided by federal and state regulatory agencies, loan modifications made in response to the COVID-19 pandemic are not considered TDRs if accounts were considered current at the date the modification program was implemented. Refer to Note 8 for additional information.
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
For all loans, TDR classification typically results from our loss mitigation activities. For loans held-for-investment that are not carried at fair value and are TDRs, impairment is typically measured based on the difference between the amortized cost basis of the loan and the present value of the expected future cash flows of the loan. The present value is calculated using the loan’s original interest rate, as opposed to the interest rate specified within the restructuring. The loan may also be measured for impairment based on the fair value of the underlying collateral less costs to sell for loans that are collateral dependent. We recognize impairment by either establishing a valuation allowance or recording a charge-off.
The financial impacts of modifications that meet the definition of a TDR are reported in the period in which they are identified as TDRs. Additionally, if a loan that is classified as a TDR redefaults within 12 months of the modification, we are required to disclose the instances of redefault. For the purpose of this disclosure, we have determined that a loan is considered to have redefaulted when the loan meets the requirements for evaluation under our charge-off policy except for commercial loans where redefault is defined as 90 days past due. Nonaccrual loans may return to accrual status as discussed in the preceding nonaccrual loan section at which time, the normal accrual of interest income resumes.
Net Charge-offs
We disclose the measurement of net charge-offs as the amount of gross charge-offs recognized less recoveries received. Gross charge-offs reflect the amount of the amortized cost basis directly written-off. Generally, we recognize recoveries when they are received and record them as an increase to the allowance for loan losses. As a general rule, consumer automotive loans are written down to estimated collateral value, less costs to sell, once a loan becomes 120 days past due. In our consumer mortgage portfolio segment, first-lien mortgages and a subset of our home equity portfolio that are secured by real estate in a first-lien position are written down to the estimated fair value of the collateral, less costs to sell, once a mortgage loan becomes 180 days past due. Consumer mortgage loans that represent second-lien positions are charged off at 180 days past due. Loans in our consumer other segment are charged off at 120 days past due. Within 60 days of receipt of notification of filing from the bankruptcy court, or within the time frames noted above, consumer automotive and first-lien consumer mortgage loans in bankruptcy are written down to their expected future cash flows, which is generally fair value of the collateral, less costs to sell, and second-lien consumer mortgage loans and consumer other loans are fully charged-off, unless it can be clearly demonstrated that repayment is likely to occur. Regardless of other timelines noted within this policy, loans are considered collateral dependent when the

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

borrower is experiencing financial difficulty and repayment of the loan is expected to only be through sale or operation of the collateral. Collateral dependent loans are charged-off to the estimated fair value of the underlying collateral, less costs to sell when foreclosure or repossession proceedings begin.
Commercial loans are individually evaluated and are written down to the estimated fair value of the collateral less costs to sell when collectability of the recorded balance is in doubt. Generally, all commercial loans are charged-off when it becomes unlikely that the borrower is willing or able to repay the remaining balance of the loan and any underlying collateral is not sufficient to recover the outstanding principal. Collateral dependent loans are charged-off to the fair market value of collateral less costs to sell when appropriate. Noncollateral dependent loans are fully written-off.
Allowance for Loan Losses
The allowance for loan losses (the allowance) is deducted from, or added to, the loan’s amortized cost basis to present the net amount expected to be collected from our lending portfolios. We estimate the allowance using relevant available information, which includes both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Additions to the allowance are charged to current period earnings through the provision for loan losses; amounts determined to be uncollectible are charged directly against the allowance, net of amounts recovered on previously charged-off accounts. Expected recoveries do not exceed the total of amounts previously charged-off and amounts expected to be charged-off.
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions or renewals, unless the extension or renewal option is included in the original or modified contract at the reporting date and we are not able to unconditionally cancel the option. Expected loan modifications are also not included in the contractual term, unless we have a reasonable expectation at period end that a TDR will be executed with a borrower.
For the purpose of calculating portfolio-level reserves, we have grouped our loans into four portfolio segments: consumer automotive, consumer mortgage, consumer other, and commercial. The allowance for loan losses is measured on a collective basis using statistical models when loans have similar risk characteristics. These statistical models are designed to correlate certain macroeconomic variables to expected future credit losses. The macroeconomic data used in the models are based on forecasted rates for the next 12-months. These forecasted variables are derived from both internal and external sources. Beyond this forecast period, we revert to a historical average rate. This reversion to the mean is performed on a straight-line basis over 24 months. The historical average is calculated using historical data beginning in January 2008 through the current period.
Loans that do not share similar risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation.
The allowance calculation is also supplemented with qualitative reserves that takes into consideration current portfolio and asset-level considerations, such as the impacts of changes in underwriting standards, collections and account management effectiveness, geographic concentrations, and economic events, among other factors, that have occurred but are not yet reflected in the quantitative model component. Qualitative adjustments are documented, reviewed, and approved through our established risk governance processes and follow regulatory guidance.
Management also considers the need for a reserve on unfunded nonderivative loan commitments across our portfolio segments, including lines of credit and standby letters of credit. We estimate expected credit losses over the contractual period in which we are exposed to credit risk, unless we have the option to unconditionally cancel the obligation. Expected credit losses include consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the estimated life. The reserve for unfunded loan commitments is recorded within other liabilities on our Condensed Consolidated Balance Sheet. Refer to Note 28 within our 2019 Annual Report on Form 10-K for information on our unfunded loan commitments.
Consumer Automotive
The allowance for loan losses within the consumer automotive portfolio segment is calculated using proprietary statistical models and other risk indicators applied to pools of loans with similar risk characteristics, including credit bureau score and LTV ratios.
The model generates projections of default rates, prepayment rates, loss severity rates, and recovery rates using macroeconomic and historical loan data. These projections are used to develop transition scenarios to predict the portfolio’s migration from the current past-due status to various future states over the life of the loan. While the macroeconomic data that is used to calculate expected credit losses includes interest rate indices and national and state-level home price indices, national and state-level unemployment rates are the most impactful macroeconomic factors in calculating expected lifetime credit losses. The loss severity within the consumer automotive portfolio segment is impacted by the market values of vehicles that are repossessed. Vehicle market values are affected by numerous factors including vehicle supply, the condition of the vehicle upon repossession, the overall price and volatility of gasoline or diesel fuel, consumer preference related to specific vehicle segments, and other factors. The model output is then aggregated to calculate expected lifetime credit losses.
Consumer Mortgage
The allowance for loan losses within the consumer mortgage portfolio segment is calculated by using statistical models based on pools of loans with similar risk characteristics, including credit score, LTV, loan age, documentation type, product type, and loan purpose.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Expected losses are statistically derived based on a suite of behavioral based transition models. This transition framework predicts various stages of delinquency, default, and voluntary prepayment over the course of the life of the loan. The transition probability is a function of certain loan and borrower characteristics, including factors such as loan balance and term, the borrower’s credit score, and loan-to-value ratios, and economic variables, as well as consideration of historical factors such as loss frequency and severity. When a default event is predicted, a severity model is applied to estimate future loan losses. Loss severity within the consumer mortgage portfolio segment is impacted by the market values of foreclosed properties, which is affected by numerous factors, including geographic considerations and the condition of the foreclosed property. Macroeconomic data that is used to calculate expected credit losses includes certain interest rates and home price indices. The model output is then aggregated to calculate expected lifetime credit losses.
Consumer Other
The allowance for loan losses within the consumer other portfolio segment is calculated by using a vintage analysis that analyzes historical performance for groups of loans with similar risk characteristics, including vintage level historical balance paydown rates and delinquency and roll rate behaviors by risk tier and product type, to arrive at an estimate of expected lifetime credit losses. The risk tier segmentation is based upon borrower risk characteristics, including credit score and past performance history, as well as certain loan specific characteristics, such as loan type and origination year.
Commercial Loans
The allowance for loan losses within the commercial loan portfolio segment is calculated using risk rating models that use historical loss experience, concentrations, macroeconomic factors, and performance trends. The determination of the allowance is influenced by numerous assumptions and factors that may materially affect estimates of loss, including changes to the PD, LGD, and EAD. PD factors are determined based on our historical performance data, which considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, and an assessment of the borrower’s industry and future prospects. The determination of PD also incorporates historical loss performance and, when necessary, macroeconomic information obtained from external sources. LGD factors consider the type of collateral, relative loan-to-value ratios, and historical loss information. In addition, LGD factors may be influenced by situations in which automotive manufacturers repurchase vehicles used as collateral to secure the loans in default situations. EAD factors are derived from outstanding balance levels, including estimated prepayment assumptions based on historical performance.
Refer to Note 8 for information on the allowance for loan losses.
Goodwill and Other Intangibles
On January 1, 2020, we adopted ASU 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, on a prospective basis, resulting in an update to our accounting policy. Goodwill and intangible assets, net of accumulated amortization, are reported in other assets in our Condensed Consolidated Balance Sheet.
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
Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired, including identifiable intangibles. We allocate goodwill to applicable reporting units based on the relative fair value of the other net assets allocated to those reporting units at the time of the acquisition. In the event we restructure our business, we may reallocate goodwill. We test goodwill for impairment annually, or more frequently if events and changes in circumstances indicate that it is more likely than not that impairment exists. Our annual goodwill impairment test is performed as of August 31 of each year. In certain situations, we may perform a qualitative assessment to test goodwill for impairment. We may also decide to bypass the qualitative assessment and perform a quantitative assessment. If we perform the qualitative assessment to test goodwill for impairment and conclude that it is more likely than not that the reporting unit’s fair value is greater than its carrying value, then the quantitative assessment is not required. However, if we perform the qualitative assessment and determine that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then we must perform the quantitative assessment. The quantitative assessment requires us to compare the fair value of each of the reporting units to their respective carrying value. The fair value of the reporting units in our quantitative assessment is determined based on various analyses including discounted cash flow projections using assumptions a market participant would use. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, a goodwill impairment loss is recorded for the excess of the carrying value of the reporting unit over its fair value.
Income Taxes
In calculating the provision for interim income taxes, in accordance with ASC Topic 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. This method differs from that described in Note 1 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K, which describes our annual significant income tax accounting policy and related methodology.
Refer to Note 1 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K regarding additional significant accounting policies.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Recently Adopted Accounting Standards
Financial Instruments—Credit Losses (ASU 2016-13)
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this update introduce a new accounting model to measure credit losses for financial assets measured at amortized cost. The FASB has also issued additional ASUs to clarify the scope and provide additional guidance for ASU 2016-13. Credit losses for financial assets measured at amortized cost should be determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. In effect, the financial asset or group of financial assets should be presented at the net amount expected to be collected. Credit losses will no longer be recorded under the current incurred loss model for financial assets measured at amortized cost. The amendments also modify the accounting for available-for-sale securities whereby credit losses will be recorded through an allowance for credit losses rather than a write-down to the security’s cost basis, which allows for reversals of credit losses when estimated credit losses decline. Credit losses for available-for-sale securities should be measured in a manner similar to current GAAP.
On January 1, 2020, we adopted ASU 2016-13 and all subsequent ASUs that modified ASU 2016-13 (collectively, the amendments to the credit loss standard), which have been codified under ASC 326, Financial Instruments - Credit Losses. We adopted this guidance using the modified retrospective approach, as required, and have not adjusted prior period comparative information and will continue to disclose prior period financial information in accordance with the previous accounting guidance. While the standard modifies the measurement of the allowance for credit losses, it does not alter the credit risk of our finance receivables and loan portfolio.
The adoption of the amendments resulted in a reduction to our opening retained earnings of approximately $1.0 billion, net of income taxes, resulting from a pretax increase to our allowance for credit losses of approximately $1.3 billion, primarily driven by our consumer automotive loan portfolio. The increase is primarily related to the difference between loss emergence periods previously utilized, as compared to estimating lifetime credit losses as required by the CECL standard. We did not experience a material impact to the allowance for loan losses from any of our other lending portfolios. Additionally, the adoption of CECL did not result in a material impact to our held-to-maturity securities portfolio, which is primarily composed of agency-backed mortgage securities, or our available-for-sale securities portfolio. We have elected to phase the estimated impact of CECL into regulatory capital in accordance with the interim final rule of the FRB and other U.S. banking agencies that became effective on March 31, 2020. As a result, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the interim final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. Refer to Note 17 for further details about the impact of CECL on regulatory capital.
Our quantitative allowance for loan loss estimates under CECL is impacted by certain forecasted economic factors. In order to estimate the quantitative portion of our allowance for loan losses under CECL, our modeling processes rely on a single forecast scenario for each macroeconomic factor incorporated. To derive macroeconomic assumptions in this single scenario, we have elected to forecast these macroeconomic factors over a 12-month period, which we have determined to be reasonable and supportable. After the 12-month reasonable and supportable forecast period, we have elected to revert on a straight-line basis over a 24-month period to a historical mean for each macroeconomic factor. The mean is calculated from historical data spanning from January 2008 through the most current period, and as a result, includes data points from the last recessionary period. In addition to our quantitative allowance for loan losses, we also incorporate qualitative adjustments that may relate to idiosyncratic risks, changes in current economic conditions that may not be reflected in quantitatively derived results, or other relevant factors to further inform our estimate of the allowance for credit losses.
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
Recently Issued Accounting Standards
Reference Rate Reform (ASU 2020-04)
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include relief related to contract modifications and hedging relationships, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2022. We are currently in the process of evaluating the amendments and determining the impact to our consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

2.    Acquisitions
On October 1, 2019, we acquired 100% of the equity of Credit Services Corporation, LLC, including its wholly owned subsidiary, Health Credit Services LLC (collectively Health Credit Services), a digital point-of-sale payment provider that offers financing to consumers for various healthcare procedures or services, for $177 million in cash. Health Credit Services operates as a wholly owned subsidiary of Ally. Beginning in October 2019, financial information related to Health Credit Services, which we renamed Ally Lending, is included within Corporate and Other. For further information on our acquisition of Health Credit Services, refer to Note 2 in our 2019 Annual Report on Form 10-K.
Additionally, on February 18, 2020, we announced the execution of a definitive agreement to acquire Cardholder Management Services, Inc. and its subsidiaries, including CardWorks, Inc. and Merrick Bank Corporation (collectively, CardWorks). CardWorks is a nonprime credit-card and consumer-finance provider in the United States with servicing and merchant-service capabilities across the credit spectrum. The acquisition is expected to close in the third quarter of 2020 and is subject to the receipt of customary regulatory approvals and the satisfaction of other closing conditions. We filed a copy of the definitive agreement with the SEC on February 20, 2020.
3.    Revenue from Contracts with Customers
Our primary revenue sources, which include financing revenue and other interest income, are addressed by other GAAP and are not in the scope of ASC Topic 606, Revenue from Contracts with Customers. As part of our Insurance operations, we recognize revenue from insurance contracts, which are addressed by other GAAP and are not included in the scope of this standard. Certain noninsurance contracts within our Insurance operations, including VSCs, GAP contracts, and VMCs, are included in the scope of this standard. All revenue associated with noninsurance contracts is recognized over the contract term on a basis proportionate to the anticipated cost emergence. Further, commissions and sales expense incurred to obtain these contracts are amortized over the terms of the related policies and service contracts on the same basis as premiums and service revenue are earned, and all advertising costs are recognized as expense when incurred.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents a disaggregated view of our revenue from contracts with customers included in other revenue that falls within the scope of the revenue recognition principles of ASC Topic 606, Revenue from Contracts with Customers. For further information regarding our revenue recognition policies and details about the nature of our respective revenue streams, refer to Note 1 and Note 3 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2020
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$143	$—	$—	$—	$143
Remarketing fee income	17	—	—	—	—	17
Brokerage commissions and other revenue	—	—	—	—	13	13
Deposit account and other banking fees	—	—	—	—	4	4
Brokered/agent commissions	—	4	—	—	—	4
Other	5	—	—	—	—	5
Total revenue from contracts with customers	22	147	—	—	17	186
All other revenue (d)	25	(10)	10	13	42	80
Total other revenue (e)	$47	$137	$10	$13	$59	$266
2019
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$131	$—	$—	$—	$131
Remarketing fee income	18	—	—	—	—	18
Brokerage commissions and other revenue	—	—	—	—	17	17
Deposit account and other banking fees	—	—	—	—	5	5
Brokered/agent commissions	—	3	—	—	—	3
Other	5	—	—	—	—	5
Total revenue from contracts with customers	23	134	—	—	22	179
All other revenue	45	226	2	11	3	287
Total other revenue (e)	$68	$360	$2	$11	$25	$466

(a)
We had opening balances of $2.9 billion and $2.6 billion in unearned revenue associated with outstanding contracts at December 31, 2019, and December 31, 2018, respectively, and $214 million and $199 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended March 31, 2020, and March 31, 2019.

(b)
At March 31, 2020, we had unearned revenue of $2.9 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $591 million in 2020, $714 million in 2021, $609 million in 2022, $476 million in 2023, and $498 million thereafter. At March 31, 2019, we had unearned revenue of $2.7 billion associated with outstanding contracts.

(c)
We had deferred insurance assets of $1.7 billion at both December 31, 2019, and March 31, 2020, respectively, and recognized $125 million of expense during the three months ended March 31, 2020. We had deferred insurance assets of $1.5 billion and $1.6 billion at December 31, 2018, and March 31, 2019, respectively, and recognized $111 million of expense during the three months ended March 31, 2019.

(d)	Insurance operations includes $132 million of insurance premiums and service revenue earned and $142 million of net losses on investment securities.

(e)	Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $2 million for the three months ended March 31, 2020, and $15 million for the three months ended March 31, 2019, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

4.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended March 31,
($ in millions)	2020	2019
Late charges and other administrative fees	$21	$29
Remarketing fees	17	18
Servicing fees	3	6
(Loss) income from equity-method investments	(1)	4
Other, net	40	30
Total other income, net of losses	$80	$87

5.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2020	2019
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$122	$134
Less: Reinsurance recoverable	88	96
Net reserves for insurance losses and loss adjustment expenses at January 1,	34	38
Net insurance losses and loss adjustment expenses incurred related to:
Current year	72	59
Prior years (a)	2	—
Total net insurance losses and loss adjustment expenses incurred	74	59
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(46)	(33)
Prior years	(24)	(23)
Total net insurance losses and loss adjustment expenses paid or payable	(70)	(56)
Net reserves for insurance losses and loss adjustment expenses at March 31,	38	41
Plus: Reinsurance recoverable	104	94
Total gross reserves for insurance losses and loss adjustment expenses at March 31,	$142	$135

(a)	There have been no material adverse changes to the reserve for prior years.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

6.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended March 31,
($ in millions)	2020	2019
Insurance commissions	$126	$114
Technology and communications	79	77
Advertising and marketing	44	48
Lease and loan administration	38	39
Property and equipment depreciation	34	22
Professional services	31	29
Regulatory and licensing fees	29	28
Vehicle remarketing and repossession	23	27
Occupancy	16	13
Non-income taxes	7	9
Amortization of intangible assets	5	3
Other	54	44
Total other operating expenses	$486	$453

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

	March 31, 2020				December 31, 2019
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$785	$21	$—	$806	$2,059	$6	$(17)	$2,048
U.S. States and political subdivisions	691	20	(2)	709	623	19	(1)	641
Foreign government	175	5	—	180	184	3	(1)	186
Agency mortgage-backed residential	20,702	831	—	21,533	21,183	257	(36)	21,404
Mortgage-backed residential	2,968	34	(54)	2,948	2,841	20	(11)	2,850
Agency mortgage-backed commercial	1,333	114	—	1,447	1,344	44	(6)	1,382
Mortgage-backed commercial	41	—	(4)	37	41	1	—	42
Asset-backed	333	—	(4)	329	365	3	—	368
Corporate debt	1,203	16	(27)	1,192	1,327	37	(1)	1,363
Total available-for-sale securities (a) (b) (c) (d) (e)	$28,231	$1,041	$(91)	$29,181	$29,967	$390	$(73)	$30,284
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,480	$83	$—	$1,563	$1,547	$38	$(6)	$1,579
Asset-backed retained notes	17	—	—	17	21	—	—	21
Total held-to-maturity securities (e) (f) (g)	$1,497	$83	$—	$1,580	$1,568	$38	$(6)	$1,600

(a)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million at both March 31, 2020, and December 31, 2019.

(b)	Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 18 for additional information.

(c)
Available-for-sale securities with a fair value of $3.0 billion and $1.9 billion at March 31, 2020, and December 31, 2019, respectively, were pledged to secure advances from the FHLB, repurchase agreements, other short-term borrowings, or for other purposes as required by contractual obligation or law. Under these agreements, we granted the counterparty the right to sell or pledge $668 million and $118 million of the underlying investment securities at March 31, 2020, and December 31, 2019, respectively.

(d)
Totals do not include accrued interest receivable, which was $90 million and $98 million at March 31, 2020, and December 31, 2019, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.

(e)	There was no allowance for credit losses recorded at March 31, 2020, as management determined that credit losses did not exist for our portfolio of available-for-sale and held-to-maturity securities.

(f)	Held-to-maturity securities with a fair value of $1.2 billion and $915 million at March 31, 2020, and December 31, 2019, respectively, were pledged to secure advances from the FHLB.

(g)
Totals do not include accrued interest receivable, which was $3 million at both March 31, 2020, and December 31, 2019. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2020
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$806	1.2%	$14	0.3%	$708	1.2%	$84	1.7%	$—	—%
U.S. States and political subdivisions	709	3.1	25	1.9	75	2.3	160	2.9	449	3.4
Foreign government	180	1.9	35	0.5	63	2.3	82	2.3	—	—
Agency mortgage-backed residential	21,533	3.2	—	—	1	2.9	47	2.0	21,485	3.2
Mortgage-backed residential	2,948	3.3	—	—	—	—	—	—	2,948	3.3
Agency mortgage-backed commercial	1,447	2.8	—	—	3	3.2	1,175	2.9	269	2.5
Mortgage-backed commercial	37	3.5	—	—	—	—	—	—	37	3.5
Asset-backed	329	3.5	—	—	275	3.6	14	2.9	40	3.0
Corporate debt	1,192	3.1	135	2.8	520	3.0	525	3.3	12	3.0
Total available-for-sale securities	$29,181	3.1	$209	2.2	$1,645	2.2	$2,087	2.9	$25,240	3.2
Amortized cost of available-for-sale securities	$28,231		$209		$1,636		$1,972		$24,414
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,480	3.2%	$—	—%	$—	—%	$—	—%	$1,480	3.2%
Asset-backed retained notes	17	2.3	—	—	17	2.3	—	—	—	—
Total held-to-maturity securities	$1,497	3.2	$—	—	$17	2.3	$—	—	$1,480	3.2
December 31, 2019
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,048	1.5%	$65	2.1%	$1,590	1.4%	$393	1.7%	$—	—%
U.S. States and political subdivisions	641	3.1	22	2.7	75	2.3	159	2.8	385	3.4
Foreign government	186	1.9	35	0.4	65	2.3	86	2.3	—	—
Agency mortgage-backed residential	21,404	3.2	—	—	—	—	47	2.0	21,357	3.2
Mortgage-backed residential	2,850	3.2	—	—	—	—	—	—	2,850	3.2
Agency mortgage-backed commercial	1,382	2.9	—	—	3	3.2	1,109	3.0	270	2.4
Mortgage-backed commercial	42	3.5	—	—	—	—	—	—	42	3.5
Asset-backed	368	3.5	—	—	317	3.6	5	2.7	46	3.0
Corporate debt	1,363	3.2	125	2.9	580	3.0	649	3.4	9	3.3
Total available-for-sale securities	$30,284	3.1	$247	2.3	$2,630	2.1	$2,448	2.8	$24,959	3.2
Amortized cost of available-for-sale securities	$29,967		$246		$2,624		$2,378		$24,719
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,547	3.2%	$—	—%	$—	—%	$—	—%	$1,547	3.2%
Asset-backed retained notes	21	2.2	—	—	21	2.2	—	—	—	—
Total held-to-maturity securities	$1,568	3.2	$—	—	$21	2.2	$—	—	$1,547	3.2

(a)
Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.

The balances of cash equivalents were $12 million and $73 million at March 31, 2020, and December 31, 2019, respectively, and were composed primarily of money-market accounts and short-term securities, including U.S. Treasury bills.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents interest and dividends on investment securities.

	Three months ended March 31,
($ in millions)	2020	2019
Taxable interest	$205	$214
Taxable dividends	5	3
Interest and dividends exempt from U.S. federal income tax	3	5
Interest and dividends on investment securities	$213	$222

The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended March 31,
($ in millions)	2020	2019
Available-for-sale securities
Gross realized gains	$105	$10
Gross realized losses (a)	—	(1)
Net realized gains on available-for-sale securities	105	9
Net realized gain on equity securities	1	29
Net unrealized (loss) gain on equity securities	(185)	70
Other (loss) gain on investments, net	$(79)	$108

(a)
Certain available-for-sale securities were sold at a loss during the three months ended March 31, 2019, as a result of identifiable market or credit events, or a loss was realized based on corporate actions outside of our control (such as a call by the issuer). Any such sales were made in accordance with our risk-management policies and practices.

The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of March 31, 2020. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, and Fitch, and represent a composite of the ratings or, where credit ratings cannot be sourced from the agencies, are presented based on the asset type. All our held-to-maturity securities were current in their payment of principal and interest as of March 31, 2020. We have not recorded any interest income reversals on our held-to-maturity securities during the three months ended March 31, 2020.

	March 31, 2020
($ in millions)	AAA	AA	Total (a)
Debt securities
Agency mortgage-backed residential	$—	$1,480	$1,480
Asset-backed retained notes	17	—	17
Total held-to-maturity securities	$17	$1,480	$1,497

(a)
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

The following table summarizes held-to-maturity securities in an unrealized loss position at December 31, 2019, prior to the date of adoption of the amendments to the credit loss standard, and as defined by the previous accounting guidance in effect at that time.

	December 31, 2019
	Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$283	$(6)	$—	$—
Asset-backed retained notes	—	—	3	—
Total held-to-maturity debt securities	$283	$(6)	$3	$—

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The table below summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1. As of March 31, 2020, we did not have the intent to sell the available-for-sale or held-to-maturity securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result of this evaluation, management determined that no credit reserves were required at March 31, 2020. We have not recorded any interest income reversals on our available-for-sale securities during the three months ended March 31, 2020.

	March 31, 2020				December 31, 2019
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$3	$—	$—	$—	$1,267	$(11)	$279	$(6)
U.S. States and political subdivisions	96	(1)	5	(1)	72	(1)	5	—
Foreign government	—	—	—	—	40	(1)	3	—
Agency mortgage-backed residential	22	—	11	—	4,606	(23)	908	(13)
Mortgage-backed residential	1,459	(51)	22	(3)	613	(4)	203	(7)
Agency mortgage-backed commercial	3	—	—	—	335	(6)	—	—
Mortgage-backed commercial	37	(4)	—	—	—	—	—	—
Asset-backed	256	(4)	2	—	8	—	11	—
Corporate debt	570	(25)	13	(2)	71	—	41	(1)
Total available-for-sale securities	$2,446	$(85)	$53	$(6)	$7,012	$(46)	$1,450	$(27)

We adopted ASU 2016-13 on January 1, 2020, on a modified retrospective basis, as further described in Note 1. Under the new guidance, once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Prior to adoption of this standard, when a decline in fair value of a debt security was determined to be other than temporary, an impairment charge for the credit component was recorded, and a new cost basis in the investment was established. During the first quarter of 2020, management determined that credit losses did not exist for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

8.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	March 31, 2020	December 31, 2019
Consumer automotive (a)	$72,832	$72,390
Consumer mortgage
Mortgage Finance (b)	15,949	16,181
Mortgage — Legacy (c)	1,061	1,141
Total consumer mortgage	17,010	17,322
Consumer other (d)	224	212
Total consumer	90,066	89,924
Commercial
Commercial and industrial
Automotive	27,394	28,332
Other	5,878	5,014
Commercial real estate	4,801	4,961
Total commercial	38,073	38,307
Total finance receivables and loans (e) (f)	$128,139	$128,231

(a)	Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 18 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $10 million and $11 million at March 31, 2020, and December 31, 2019, respectively, 48% of which are expected to start principal amortization in 2020. The remainder of these loans have exited the interest-only period.

(c)	Includes loans originated as interest-only mortgage loans of $190 million and $212 million at March 31, 2020, and December 31, 2019, respectively, of which 99% have exited the interest-only period.

(d)	Includes $10 million and $11 million of finance receivables at March 31, 2020, and December 31, 2019, respectively, for which we have elected the fair value option.

(e)	Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.1 billion at March 31, 2020.

(f)
Totals do not include accrued interest receivable, which was $575 million and $488 million at March 31, 2020, and December 31, 2019, respectively. Accrued interest receivable is included in other assets on the Consolidated Balance Sheet.

The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months ended March 31, 2020, and includes the cumulative effect of adopting ASU 2016-13.

Three months ended March 31, 2020 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at December 31, 2019	$1,075	$46	$9	$133	$1,263
Cumulative effect of the adoption of Accounting Standards Update 2016-13	1,334	(6)	16	2	1,346
Allowance at January 1, 2020	2,409	40	25	135	2,609
Charge-offs (b)	(373)	(3)	(5)	(3)	(384)
Recoveries	111	5	1	1	118
Net charge-offs	(262)	2	(4)	(2)	(266)
Provision for credit losses	685	(3)	25	196	903
Other	1	—	(1)	(1)	(1)
Allowance at March 31, 2020	$2,833	$39	$45	$328	$3,245

(a)	Excludes $10 million and $11 million of finance receivables at March 31, 2020, and December 31, 2019, respectively, for which we have elected the fair value option.

(b)
Represents the amount of the amortized cost basis directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the amortized cost basis of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for more information regarding our charge-off policies.

During the second half of March 2020, the broader economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic, which impacted our allowance for loan losses. Our qualitatively determined allowance associated with deterioration in the macroeconomic outlook from COVID-19 resulted in $602 million of additional provision expense for credit losses.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months ended March 31, 2019, prior to the adoption of ASU 2016-13, as defined by the previous accounting guidance in effect at that time.

Three months ended March 31, 2019 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2019	$1,048	$53	$141	$1,242
Charge-offs (a)	(352)	(3)	(5)	(360)
Recoveries	118	5	—	123
Net charge-offs	(234)	2	(5)	(237)
Provision for credit losses	257	(3)	28	282
Other (b)	(1)	—	2	1
Allowance at March 31, 2019	$1,070	$52	$166	$1,288
Allowance for loan losses at March 31, 2019
Individually evaluated for impairment	$46	$22	$58	$126
Collectively evaluated for impairment	1,024	30	108	1,162
Finance receivables and loans at gross carrying value
Ending balance	$71,553	$17,658	$40,844	$130,055
Individually evaluated for impairment	501	227	269	997
Collectively evaluated for impairment	71,052	17,431	40,575	129,058

(a)
Represents the amount of the amortized cost basis directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the amortized cost basis of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for more information regarding our charge-off policies.

(b)	Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.
The following table presents information about significant sales of finance receivables and loans and transfers of finance receivables and loans from held-for-investment to held-for-sale based on net carrying value.

	Three months ended March 31,
($ in millions)	2020	2019
Consumer automotive	$—	$20
Total sales and transfers (a)	$—	$20

(a)
During the three months ended March 31, 2019, we also sold $128 million of loans held-for-sale that were initially classified as finance receivables and loans held-for-investment and were transferred to held-for-sale during 2018, and transferred $63 million of finance receivables from held-for-sale to held-for-investment, both relating to equipment finance receivables from our commercial automotive business.

The following table presents information about significant purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended March 31,
($ in millions)	2020	2019
Consumer automotive	$360	$99
Consumer mortgage	484	1,235
Total purchases of finance receivables and loans	$844	$1,334

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nonaccrual and Impaired Loans
Following the adoption of CECL as of January 1, 2020, the definitions of impairment and related impaired loan disclosures were removed. Under CECL, we present the amortized cost of our finance receivables and loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our finance receivables and loans on nonaccrual status as of the beginning or end of the three months ended March 31, 2020. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of March 31, 2020, and December 31, 2019.

	Three months ended March 31, 2020
	Nonaccrual status at beginning of period	End of period
($ in millions)		Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$762	$1,077	$599
Consumer mortgage
Mortgage Finance	17	22	6
Mortgage — Legacy	40	40	28
Total consumer mortgage	57	62	34
Consumer other	2	1	—
Total consumer	821	1,140	633
Commercial
Commercial and industrial
Automotive	73	86	1
Other	138	162	65
Commercial real estate	4	8	4
Total commercial	215	256	70
Total consumer and commercial finance receivables and loans	$1,036	$1,396	$703

(a)	Represents a component of nonaccrual status at end of period.
During the three months ended March 31, 2020, we recorded interest income from cash payments of $2 million associated with finance receivables and loans in nonaccrual status.
The following table presents information about our impaired finance receivables and loans at December 31, 2019, prior to the date of adoption of the amendments to the credit loss standard and as defined by the previous accounting guidance in effect at that time.

December 31, 2019 ($ in millions)	Unpaid principal balance (a)	Gross carrying value	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
Consumer automotive	$553	$538	$113	$425	$38
Consumer mortgage
Mortgage Finance	14	14	6	8	—
Mortgage — Legacy	199	194	64	130	18
Total consumer mortgage	213	208	70	138	18
Total consumer	766	746	183	563	56
Commercial
Commercial and industrial
Automotive	73	73	1	72	12
Other	170	138	73	65	21
Commercial real estate	4	4	4	—	—
Total commercial	247	215	78	137	33
Total consumer and commercial finance receivables and loans	$1,013	$961	$261	$700	$89

(a)	Adjusted for charge-offs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents average balance and interest income for our impaired finance receivables and loans for the three months ended March 31, 2019, prior to the date of adoption of the amendments to the credit loss standard and as defined by the previous accounting guidance in effect at that time.

Three months ended March 31, 2019 ($ in millions)	Average balance	Interest income
Consumer automotive	$499	$8
Consumer mortgage
Mortgage Finance	15	—
Mortgage — Legacy	214	3
Total consumer mortgage	229	3
Total consumer	728	11
Commercial
Commercial and industrial
Automotive	170	1
Other	130	—
Commercial real estate	5	—
Total commercial	305	1
Total consumer and commercial finance receivables and loans	$1,033	$12

Credit Quality Indicators
We evaluate the credit quality of our consumer loan portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is based upon borrower payment activity, relative to the contractual terms of the loan. During the three months ended March 31, 2020, in response to the COVID-19 pandemic, we began to offer several programs to help support our customers and manage credit risk.
In our automotive finance business, existing customers may elect to defer their loan payments for up to 120 days without late fees being incurred but with finance charges continuing to accrue. As of March 31, 2020, approximately 716,000 or approximately 18% of our existing consumer automotive customers had enrolled in this loan modification program, and approximately 71% of these enrolled customers had requested a 120-day deferral. Approximately 92% of these enrolled customers were considered current on their loans at the time of enrollment. For new consumer automotive loans, customers are provided with the option to defer their first payment for 90 days without late fees being incurred but with finance charges accruing.
In our mortgage-lending business, existing customers experiencing financial hardship due to an interruption of income related to the COVID-19 pandemic may elect to defer their loan payments for up to 120 days without late fees being incurred but with interest continuing to accrue. As of March 31, 2020, approximately 1,200 or approximately 3% of our existing mortgage-lending customers had enrolled in this program. Approximately 92% of these enrolled customers were considered current on their loans at the time of enrollment.
In our personal-lending business, existing customers experiencing financial hardship due to the COVID-19 pandemic may elect to defer their loan payments for up to 120 days without late fees being incurred or finance charges continuing to accrue. As of March 31, 2020, approximately 900 or approximately 1% of our existing personal-lending customers had enrolled in this loan modification program. In addition to this program, we have temporarily suspended late fees for all customers with current accounts.
In accordance with regulatory guidance, if borrowers are less than 30 days past due on their loans and enter into loan modifications offered as a result of COVID-19, their loans generally continue to be considered performing loans and continue to accrue interest during the period of the loan modification. For borrowers who are 30 days or more past due when entering into loan modifications offered as a result of COVID-19, we evaluate the loan modifications under our existing troubled debt restructuring framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest. For all borrowers who enroll in these loan modification programs offered as a result of COVID-19, the delinquency status of the borrowers is frozen, resulting in a static delinquency metric during the deferral period. Upon exiting the deferral program, the measurement of loan delinquency will resume where it had left off upon entry into the program.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the amortized cost basis of our consumer finance receivables and loans by credit quality indicator based on delinquency status at March 31, 2020, and origination year.

	Origination year							Revolving loans converted to term
March 31, 2020 ($ in millions)	2020	2019	2018	2017	2016	2015 and prior	Revolving loans		Total
Consumer automotive
Current	$8,101	$25,291	$16,702	$10,336	$5,784	$3,499	$—	$—	$69,713
30–59 days past due	20	539	563	443	319	234	—	—	2,118
60–89 days past due	1	136	160	125	88	63	—	—	573
90 or more days past due	—	84	120	95	73	56	—	—	428
Total consumer automotive	8,122	26,050	17,545	10,999	6,264	3,852	—	—	72,832
Consumer mortgage
Mortgage Finance
Current	536	3,245	2,757	3,498	1,329	4,496	—	—	15,861
30–59 days past due	2	8	8	13	5	31	—	—	67
60–89 days past due	—	—	2	1	1	6	—	—	10
90 or more days past due	—	—	2	3	1	5	—	—	11
Total Mortgage Finance	538	3,253	2,769	3,515	1,336	4,538	—	—	15,949
Mortgage — Legacy
Current	—	—	—	—	—	518	360	130	1,008
30–59 days past due	—	—	—	—	—	16	4	1	21
60–89 days past due	—	—	—	—	—	4	1	1	6
90 or more days past due	—	—	—	—	—	18	7	1	26
Total Mortgage — Legacy	—	—	—	—	—	556	372	133	1,061
Total consumer mortgage	538	3,253	2,769	3,515	1,336	5,094	372	133	17,010
Consumer other
Current	58	108	32	8	2	—	—	—	208
30–59 days past due	—	1	1	1	—	—	—	—	3
60–89 days past due	—	1	1	—	—	—	—	—	2
90 or more days past due	—	1	—	—	—	—	—	—	1
Total consumer other (a)	58	111	34	9	2	—	—	—	214
Total consumer	$8,718	$29,414	$20,348	$14,523	$7,602	$8,946	$372	$133	$90,056

(a)	Excludes $10 million of finance receivables at March 31, 2020, for which we have elected the fair value option.
The following table presents an analysis of our past-due finance receivables and loans recorded at amortized cost basis at December 31, 2019.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
December 31, 2019
Consumer automotive	$2,185	$590	$367	$3,142	$69,248	$72,390
Consumer mortgage
Mortgage Finance	56	11	9	76	16,105	16,181
Mortgage — Legacy	25	8	28	61	1,080	1,141
Total consumer mortgage	81	19	37	137	17,185	17,322
Consumer other (a)	3	2	2	7	194	201
Total consumer	$2,269	$611	$406	$3,286	$86,627	$89,913

(a)	Excludes $11 million of finance receivables at December 31, 2019, for which we have elected the fair value option.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

We evaluate the credit quality of our commercial loan portfolio using regulatory risk ratings, which are based on relevant information about the borrower’s financial condition, including current financial information, historical payment experience, credit documentation, and current economic trends, among other factors. We use the following definitions for risk rankings.

Special mention
Loans that have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

Substandard
Loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. These loans have a well-defined weakness or weakness that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful
Loans that have all the weaknesses inherent in those classified as substandard, with the additional characteristic that the weaknesses make collection or liquidation in full, based on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The regulatory risk classification utilized is influenced by internal credit risk ratings, which are based on a variety of factors. A borrower’s internal credit risk rating is updated at least annually, or more frequently when a borrower’s credit profile changes, which includes consideration of any potential of credit deterioration. The following table presents the amortized cost basis of our commercial finance receivables and loans by credit quality indicator based on risk rating at March 31, 2020, and origination year.

	Origination year							Revolving loans converted to term
March 31, 2020 ($ in millions)	2020	2019	2018	2017	2016	2015 and prior	Revolving loans		Total
Commercial and industrial
Automotive
Pass	$105	$302	$128	$121	$81	$83	$22,885	$—	$23,705
Special mention	1	16	45	58	32	16	3,399	—	3,567
Substandard	—	—	—	—	—	—	85	—	85
Doubtful	—	—	1	2	—	—	34	—	37
Total automotive	106	318	174	181	113	99	26,403	—	27,394
Other
Pass	178	808	440	310	118	150	2,605	118	4,727
Special mention	—	47	202	246	96	97	230	35	953
Substandard	—	—	—	21	—	134	10	9	174
Doubtful	—	—	—	—	—	22	2	—	24
Total other	178	855	642	577	214	403	2,847	162	5,878
Commercial real estate
Pass	204	1,046	951	647	769	864	—	1	4,482
Special mention	15	59	58	55	79	43	—	—	309
Substandard	—	—	—	3	—	3	—	—	6
Doubtful	—	—	—	—	2	2	—	—	4
Total commercial real estate	219	1,105	1,009	705	850	912	—	1	4,801
Total commercial	$503	$2,278	$1,825	$1,463	$1,177	$1,414	$29,250	$163	$38,073

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents historical credit quality indicators for our commercial finance receivables and loans at December 31, 2019, prior to the date of adoption of the amendments to the credit loss standard and as defined by the previous accounting guidance in effect at that time.

	December 31, 2019
($ in millions)	Pass	Criticized (a)	Total
Commercial and industrial
Automotive	$25,235	$3,097	$28,332
Other	4,225	789	5,014
Commercial real estate	4,620	341	4,961
Total commercial	$34,080	$4,227	$38,307

(a)
Includes loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that have a higher default risk or have already defaulted.

As a result of the COVID-19 pandemic, we announced a series of actions to support our automotive-dealer customers and help manage credit risk within our lending portfolios. For dealers with current accounts, we have offered for up to four months a waiver of curtailments on wholesale floorplan loans, an increase in floorplan advance rates, a deferral of interest and insurance charges on wholesale borrowings, and a deferral of term loan payments. As of March 31, 2020, approximately 2,270 or approximately 72% of eligible dealers had requested at least one form of this assistance. These accounts will remain current and continue to accrue interest in accordance with recently issued guidance from regulators.
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
March 31, 2020
Commercial
Commercial and industrial
Automotive	$—	$—	$38	$38	$27,356	$27,394
Other	—	—	—	—	5,878	5,878
Commercial real estate	—	—	4	4	4,797	4,801
Total commercial	$—	$—	$42	$42	$38,031	$38,073
December 31, 2019
Commercial
Commercial and industrial
Automotive	$34	$—	$28	$62	$28,270	$28,332
Other	—	—	17	17	4,997	5,014
Commercial real estate	—	—	4	4	4,957	4,961
Total commercial	$34	$—	$49	$83	$38,224	$38,307

Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For consumer automotive loans, we may offer several types of assistance to aid our customers, including payment extensions and rewrites of the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at amortized cost were $1.1 billion and $867 million at March 31, 2020, and December 31, 2019, respectively.
In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally will not be classified as nonaccrual during the term of the modification. For borrowers who are 30 days or more past due when enrolling in a loan modification program related to the COVID-19 pandemic, we evaluate the loan modifications under our existing TDR framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $10 million and $17 million at March 31, 2020, and December 31, 2019, respectively. Refer to Note 1 for additional information.
The following table presents information related to finance receivables and loans recorded at amortized cost modified in connection with a TDR during the period.

	2020			2019
Three months ended March 31, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive (a)	22,800	$340	$318	7,427	$129	$111
Consumer mortgage
Mortgage Finance (b)	10	4	4	1	—	—
Mortgage — Legacy (c)	32	4	4	20	3	3
Total consumer mortgage	42	8	8	21	3	3
Total consumer	22,842	348	326	7,448	132	114
Commercial
Commercial and industrial
Automotive	1	7	7	6	41	41
Total commercial	1	7	7	6	41	41
Total consumer and commercial finance receivables and loans	22,843	$355	$333	7,454	$173	$155

(a)	Includes 16,767 loans modified as a result of COVID-19 with both a pre-modification and post-modification amount of $238 million at March 31, 2020.

(b)	Includes 8 loans modified as a result of COVID-19 with both a pre-modification and post-modification amount of $3 million at March 31, 2020.

(c)	Includes 15 loans modified as a result of COVID-19 with both a pre-modification and post-modification amount of $2 million at March 31, 2020.
The following table presents information about finance receivables and loans recorded at amortized cost that have redefaulted during the reporting period and were within 12 months or less of being modified as a TDR. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy (refer to Note 1 for additional information) except for commercial finance receivables and loans, where redefault is defined as 90 days past due.

	2020			2019
Three months ended March 31, ($ in millions)	Number of loans	Amortized cost	Charge-off amount	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	1,164	$13	$9	2,209	$26	$16
Total consumer finance receivables and loans	1,164	$13	$9	2,209	$26	$16

9.    Leasing
Ally as the Lessee
We have operating leases for our corporate facilities, which have remaining lease terms of 2 months to 9 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend the leases for periods that range from 3 months to 15 years. Some of those lease agreements also include options to terminate the leases in periods that range from 2 to 6 years after the commencement of the leases. We have not included any of these term extensions or termination provisions in our estimates of the lease term, as we do not consider it reasonably certain that the options will be exercised.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table details our total investment in operating leases.

($ in millions)	March 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$142	$168
Finance lease right-of-use assets	48	—
Total lease right-of-use assets (a)	$190	$168
Liabilities
Operating lease liabilities	$170	$196
Finance lease liabilities	49	—
Total lease liabilities (b)	$219	$196

(a)	Included in other assets on our Condensed Consolidated Balance Sheet.

(b)	Included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.
During the three months ended March 31, 2020, and March 31, 2019, we paid $13 million and $12 million, respectively, in cash for amounts included in the measurement of lease liabilities at March 31, 2020, and March 31, 2019. This amount is included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the three months ended March 31, 2020, and March 31, 2019, we obtained $35 million and $27 million, respectively, of ROU assets in exchange for new lease liabilities. As of March 31, 2020, the weighted-average remaining lease term of our operating lease portfolio was 6 years, and the weighted-average discount rate was 2.75%, compared to 7 years and 2.85%, respectively, at December 31, 2019.
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of March 31, 2020, and that have noncancelable lease terms expiring after March 31, 2020.

($ in millions)
2020	$38
2021	42
2022	28
2023	18
2024	13
2025 and thereafter	45
Total undiscounted cash flows	184
Difference between undiscounted cash flows and discounted cash flows	(14)
Total lease liability	$170

In March 2020, we exercised an option to purchase an operations center in Jacksonville, Florida, which consists of two leased facilities. Upon exercise of the purchase option, the leases were reassessed and are presented as financing leases at March 31, 2020. The lease liabilities include payments inherent in the purchase obligation totaling $49 million. The expense associated with these leases for the period in which they met the criteria for classification as finance leases was not material. The purchase is tentatively scheduled to close in the second quarter 2020.
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
The following table details the components of total net operating lease expense.

	Three months ended March 31,
($ in millions)	2020	2019
Operating lease expense	$13	$11
Variable lease expense	2	2
Total lease expense, net (a)	$15	$13

(a) Included in other operating expenses in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Ally as the Lessor
Investment in Operating Leases
We purchase consumer operating lease contracts and the associated vehicles from dealerships after those contracts are executed by the dealers and the consumers. The amount we pay a dealer for an operating lease contract is based on the negotiated price for the vehicle less vehicle trade-in, down payment from the consumer, and available automotive manufacturer incentives. Under the operating lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value, down payment, or available manufacturer incentives) exceeds the contract residual value (including residual support) of the vehicle at lease termination, plus operating lease rental charges. The customer can terminate the lease at any point after commencement, subject to additional charges and fees. Both the consumer and the dealership have the option to purchase the vehicle at the end of the lease term, which can range from 24 to 60 months, at the residual value of the vehicle, however it is not reasonably certain this option will be exercised and accordingly our consumer leases are classified as operating leases. In addition to the charges described above, the consumer is generally responsible for certain charges related to excess mileage or excessive wear and tear on the vehicle. These charges are deemed variable lease payments and, as these payments are not based on a rate or index, they are recognized as net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income as incurred. Additionally, lease modifications made related to the COVID-19 pandemic are not considered a new lease contract, and the remaining lease payments will be recorded on a straight-line basis over the modified lease term.
In connection with our actions to support our customers and help mitigate lease residual risk, we are allowing for the deferral of lease payments without fees for up to 120 days for any consumer requesting assistance related to the COVID-19 pandemic. As of March 31, 2020, approximately 33,000 or 10% of our lease customers enrolled in this lease modification program, and approximately 66% of enrolled borrowers requested a 120 deferral. We also began offering customers nearing their scheduled lease-end date the ability to extend their lease for up to an additional 180 days. Through this lease extension, the lessee is not charged for the first month of the extension, and the following months of the extended lease are offered under the terms of the existing lease contract. While there was not a significant amount of leases extended as of March 31, 2020, we continue to work with our lease customers that may be interested in extending their lease when approaching lease maturity.
When we acquire a consumer operating lease, we assume ownership of the vehicle from the dealer. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of March 31, 2020, and December 31, 2019, consumer operating leases with a carrying value, net of accumulated depreciation, of $386 million and $352 million, respectively, were covered by a residual value guarantee of 15% of the manufacturer’s suggested retail price.
The following table details our investment in operating leases.

($ in millions)	March 31, 2020	December 31, 2019
Vehicles	$10,589	$10,426
Accumulated depreciation	(1,525)	(1,562)
Investment in operating leases, net	$9,064	$8,864

The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after March 31, 2020.

($ in millions)
2020	$1,029
2021	1,009
2022	528
2023	153
2024	12
2025 and thereafter	—
Total lease payments from operating leases	$2,731

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

We recognized operating lease revenue of $367 million for the three months ended March 31, 2020, and $361 million for the three months ended March 31, 2019. Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three Months Ended March 31,
($ in millions)	2020	2019
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$250	$261
Remarketing gains, net	(2)	(15)
Net depreciation expense on operating lease assets	$248	$246
(a) Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $6 million during the three months ended March 31, 2020, and $4 million during the three months ended March 31, 2019.
Finance Leases
Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet was $469 million and $472 million as of March 31, 2020, and December 31, 2019, respectively. This includes lease payment receivables of $456 million and $459 million at March 31, 2020, and December 31, 2019, respectively, and unguaranteed residual assets of $13 million at both March 31, 2020, and December 31, 2019. Interest income on finance lease receivables was $6 million for both the three months ended March 31, 2020, and the three months ended March 31, 2019, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after March 31, 2020.

($ in millions)
2020	$118
2021	150
2022	102
2023	69
2024	40
2025 and thereafter	25
Total undiscounted cash flows	504
Difference between undiscounted cash flows and discounted cash flows	(48)
Present value of lease payments recorded as lease receivable	$456

10.    Securitizations and Variable Interest Entities
We securitize, transfer, and service consumer and commercial automotive loans, and operating leases. We often securitize these loans and notes secured by operating leases (collectively referred to as financial assets) using SPEs. An SPE is a legal entity that is designed to fulfill a specified limited need of the sponsor. Our principal use of SPEs is to obtain liquidity by securitizing certain of our financial assets. SPEs are often VIEs and may or may not be included on our Condensed Consolidated Balance Sheet.
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
There were no sales of financial assets into nonconsolidated VIEs for both the three months ended March 31, 2020, and March 31, 2019.

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
Refer to Note 1 and Note 11 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for further description of our securitization activities and our involvement with VIEs.
The following table presents our involvement in consolidated and nonconsolidated VIEs in which we hold variable interests. For additional detail related to the assets and liabilities of consolidated variable interest entities refer to the Condensed Consolidated Balance Sheet.

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
March 31, 2020
On-balance sheet variable interest entities
Consumer automotive	$21,106	(b)	$5,161	(c)
Commercial automotive	7,497		3,050
Off-balance-sheet variable interest entities
Consumer automotive	18	(d)	—		$340	$358	(e)
Commercial other	1,159	(f)	414	(g)	—	1,435	(h)
Total	$29,780		$8,625		$340	$1,793
December 31, 2019
On-balance sheet variable interest entities
Consumer automotive	$20,376	(b)	$6,070	(c)
Commercial automotive	8,009		3,049
Off-balance-sheet variable interest entities
Consumer automotive (i)	23	(d)	—		$417	$440	(e)
Commercial other	1,079	(f)	378	(g)	—	1,397	(h)
Total	$29,487		$9,497		$417	$1,837

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $9.4 billion and $9.0 billion of assets that were not encumbered by VIE beneficial interests held by third parties at March 31, 2020, and December 31, 2019, respectively. Ally or consolidated affiliates hold the interests in these assets.

(c)	Includes $51 million and $21 million of liabilities that were not obligations to third-party beneficial interest holders at March 31, 2020, and December 31, 2019, respectively.

(d)
Represents retained notes and certificated residual interests, of which $17 million and $21 million were classified as held-to-maturity securities at March 31, 2020, and December 31, 2019, respectively, and $1 million and $2 million were classified as other assets at March 31, 2020, and December 31, 2019. These assets represent our five percent interest in the credit risk of the assets underlying asset-backed securitizations.

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

(i)
During the year ended December 31, 2019, we indicated our intent to exercise a clean-up call option related to a nonconsolidated securitization-related VIE. The option enables us to repurchase the remaining transferred financial assets at our discretion once the asset pool declines to a predefined level and redeem the related outstanding debt. As a result of this event, we became the primary beneficiary of the VIE, which included $48 million of consumer automotive loans and $45 million of related debt, and the VIE was consolidated on our Condensed Consolidated Balance Sheet. The related amounts were removed from assets sold to nonconsolidated VIEs and maximum exposure to loss in nonconsolidated VIEs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Cash Flows with Off-Balance-Sheet Securitization Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive assets (for example, servicing) that were outstanding during the three months ended March 31, 2020, and 2019. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

Three months ended March 31, ($ in millions)	Consumer automotive
2020
Cash flows received on retained interests in securitization entities	$4
Servicing fees	1
2019
Cash flows received on retained interests in securitization entities	$7
Servicing fees	3
Cash disbursements for repurchases during the period	(1)

Delinquencies and Net Credit Losses
The following tables present quantitative information about delinquencies and net credit losses for off-balance-sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Off-balance-sheet securitization entities
Consumer automotive	$340	$417	$6	$6
Whole-loan sales (a)
Consumer automotive	139	207	2	2
Total	$479	$624	$8	$8

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

	Net credit losses
	Three months ended March 31,
($ in millions)	2020	2019
Off-balance-sheet securitization entities
Consumer automotive	$1	$2
Total	$1	$2

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

11.    Other Assets
The components of other assets were as follows.

($ in millions)	March 31, 2020	December 31, 2019
Property and equipment at cost	$1,355	$1,332
Accumulated depreciation	(714)	(686)
Net property and equipment	641	646
Nonmarketable equity investments (a)	1,324	1,232
Other accounts receivable (b)	1,303	117
Investment in qualified affordable housing projects (c)	924	830
Restricted cash held for securitization trusts (d)	843	738
Accrued interest, fees, and rent receivables	669	589
Goodwill	393	393
Equity-method investments (e)	350	358
Net deferred tax assets	227	58
Net intangible assets (f)	64	69
Restricted cash and cash equivalents (g)	62	87
Fair value of derivative contracts in receivable position (h)	10	64
Other assets	1,168	892
Total other assets	$7,978	$6,073

(a)
Includes investments in FHLB stock of $793 million and $701 million at March 31, 2020, and December 31, 2019, respectively; FRB stock of $449 million at both March 31, 2020, and December 31, 2019; and equity securities without a readily determinable fair value of $82 million at both

March 31, 2020, and December 31, 2019, measured at cost with adjustments for impairment and observable changes in price. During the three months ended March 31, 2020, we recorded $1 million of impairments and downward adjustments related to equity securities without a readily determinable fair value. Through March 31, 2020, we recorded $10 million of cumulative upward adjustments and $7 million of cumulative impairments and downward adjustments related to equity securities without a readily determinable fair value held at March 31, 2020.

(b)	Primarily represents the proceeds from the sale of investment securities that have not settled as of the balance sheet date.

(c)
Investment in qualified affordable housing projects are accounted for using the proportional amortization method of accounting and include $408 million and $372 million of unfunded commitments to provide additional capital contributions to investees at March 31, 2020, and December 31, 2019. Substantially all of the unfunded commitments at March 31, 2020 are expected to be paid out over the next five years.

(d)
Includes restricted cash collected from customer payments on securitized receivables, which are distributed by us to investors as payments on the related secured debt, and cash reserve deposits utilized as a form of credit enhancement for various securitization transactions.

(e)	Primarily relates to investments made in connection with our CRA program.

(f)
Includes gross intangible assets of $111 million at both March 31, 2020, and December 31, 2019, and accumulated amortization of $47 million and $42 million at March 31, 2020, and December 31, 2019, respectively.

(g)
Primarily represents a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, or letter of credit arrangements and corresponding collateral requirements.

(h)	For additional information on derivative instruments and hedging activities, refer to Note 18.
There were no changes to the carrying amount of goodwill for the period. The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2019	$20	$27	$346	$393
Goodwill at March 31, 2020	$20	$27	$346	$393

(a)
Includes $153 million of goodwill arising from the acquisition of Health Credit Services and $193 million of goodwill associated with Ally Invest at both March 31, 2020, and December 31, 2019. For additional information on the acquisition of Health Credit Services, refer to Note 2.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

12.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	March 31, 2020	December 31, 2019
Noninterest-bearing deposits	$139	$119
Interest-bearing deposits
Savings and money-market checking accounts	62,851	62,486
Certificates of deposit	59,333	58,146
Other deposits	1	1
Total deposit liabilities	$122,324	$120,752

At March 31, 2020, and December 31, 2019, certificates of deposit included $26.7 billion and $25.6 billion, respectively, of those in denominations of $100 thousand or more. At March 31, 2020, and December 31, 2019, certificates of deposit included $8.5 billion and $8.2 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.
13.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	March 31, 2020			December 31, 2019
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$2,377	$—	$2,377	$2,581	$—	$2,581
Federal Home Loan Bank	—	6,634	6,634	—	2,950	2,950
Securities sold under agreements to repurchase	—	482	482	—	—	—
Total short-term borrowings	$2,377	$7,116	$9,493	$2,581	$2,950	$5,531

(a)	Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of
March 31, 2020, the securities sold under agreements to repurchase consisted of $104 million of U.S. Treasury securities and $378 million of agency mortgage-backed residential debt securities set to mature as follows: $385 million within 30 days and $97 million within 31 to 60 days. Refer to Note 7 and Note 21 for further details.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. At March 31, 2020, we placed cash collateral of $3 million, and we received cash collateral totaling $3 million. At December 31, 2019, we did not place or receive any collateral.
Long-Term Debt
The following table presents the composition of our long-term debt portfolio.

	March 31, 2020			December 31, 2019
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$477	$7,211	$7,688	$2,214	$7,005	$9,219
Due after one year	9,167	14,211	23,378	8,990	15,818	24,808
Total long-term debt (b) (c)	$9,644	$21,422	$31,066	$11,204	$22,823	$34,027

(a)	Includes basis adjustments related to the application of hedge accounting.

(b)	Includes $2.6 billion of trust preferred securities at both March 31, 2020, and December 31, 2019.

(c)	Includes advances net of hedge basis adjustment from the FHLB of Pittsburgh of $12.1 billion and $13.3 billion at March 31, 2020, and December 31, 2019, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining maturity of long-term debt at March 31, 2020, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2020	2021	2022	2023	2024	2025 and thereafter	Total
Unsecured
Long-term debt	$507	$703	$1,125	$27	$1,475	$6,896	$10,733
Original issue discount	(34)	(49)	(53)	(60)	(67)	(826)	(1,089)
Total unsecured	473	654	1,072	(33)	1,408	6,070	9,644
Secured
Long-term debt	5,847	8,625	5,843	795	207	105	21,422
Total long-term debt	$6,320	$9,279	$6,915	$762	$1,615	$6,175	$31,066
The following summarizes assets restricted as collateral for the payment of the related debt obligation, primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	March 31, 2020			December 31, 2019
($ in millions)	Total (a)		Ally Bank	Total (a)		Ally Bank
Investment securities (b)	$4,043		$4,043	$2,698		$2,698
Mortgage assets held-for-investment and lending receivables	16,829		16,829	17,135		17,135
Consumer automotive finance receivables	14,911		12,520	13,481		11,534
Commercial automotive finance receivables	12,298		12,298	12,890		12,890
Total assets restricted as collateral (c) (d)	$48,081		$45,690	$46,204		$44,257
Secured debt	$28,538	(e)	$26,410	$25,773	(e)	$24,069

(a)	Ally Bank is a component of the total column.

(b)
A portion of the restricted investment securities at March 31, 2020, was restricted under repurchase agreements. Refer to the section above titled Short-Term Borrowings for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $25.2 billion and $24.8 billion at March 31, 2020, and December 31, 2019, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans and investment securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $2.4 billion at both March 31, 2020, and December 31, 2019. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 11 for additional information.

(e)	Includes $7.1 billion and $3.0 billion of short-term borrowings at March 31, 2020, and December 31, 2019, respectively.
Trust Preferred Securities
At both March 31, 2020, and December 31, 2019, we had issued and outstanding approximately $2.6 billion in aggregate liquidation preference of Series 2 TRUPS. Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions are payable at an annual rate equal to three-month London interbank offered rate plus 5.785% payable quarterly in arrears. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case. The Series 2 TRUPS were issued prior to October 4, 2010, under the Emergency Economic Stabilization Act of 2008 and are not subject to phase-out from additional Tier 1 capital into Tier 2 capital. The amount of Series 2 TRUPS included in Ally’s Tier 1 capital was $2.5 billion at March 31, 2020. The amount represents the carrying amount of the Series 2 TRUPS less our common stock investment in the trust.
Funding Facilities
We utilize both committed secured credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The total capacity in our credit facilities is provided by banks through private transactions. The facilities can be revolving in nature, generally having an original tenor ranging from 364 days to two years, and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the commitment period. At March 31, 2020, all of our $1.6 billion of capacity was revolving and of this balance, $550 million was from facilities with a remaining tenor greater than 364 days.
Committed Secured Credit Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Parent funding
Secured	$1,180	$450	$370	$2,050	$1,550	$2,500
Total committed secured credit facilities	$1,180	$450	$370	$2,050	$1,550	$2,500

(a)
Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

14.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	March 31, 2020	December 31, 2019
Accounts payable	$761	$535
Unfunded commitments for investment in qualified affordable housing projects	408	372
Employee compensation and benefits	192	296
Reserves for insurance losses and loss adjustment expenses	142	122
Deferred revenue	54	36
Cash collateral received from counterparties	19	48
Net deferred tax liabilities	12	67
Fair value of derivative contracts in payable position (a)	7	5
Other liabilities	515	491
Total accrued expenses and other liabilities	$2,110	$1,972

(a)	For additional information on derivative instruments and hedging activities, refer to Note 18.
15.    Accumulated Other Comprehensive Income (Loss)
The following table presents changes, net of tax, in each component of accumulated other comprehensive income (loss).

($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(481)	$18	$19	$(95)	$(539)
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2017-08 (c)	8	—	—	—	8
Balance at January 1, 2019	(473)	18	19	(95)	(531)
Net change	315	—	(8)	(1)	306
Balance at March 31, 2019	$(158)	$18	$11	$(96)	$(225)
Balance at December 31, 2019	$208	$19	$2	$(106)	$123
Net change	453	(1)	128	3	583
Balance at March 31, 2020	$661	$18	$130	$(103)	$706

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 18.

(c)	Refer to the section titled Recently Adopted Accounting Standards in Note 1 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present the before- and after-tax changes in each component of accumulated other comprehensive income (loss).

Three months ended March 31, 2020 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$702		$(168)		$534
Less: Net realized gains reclassified to income from continuing operations	105	(a)	(24)	(b)	81
Net change	597		(144)		453
Translation adjustments
Net unrealized losses arising during the period	(13)		3		(10)
Net investment hedges (c)
Net unrealized gains arising during the period	12		(3)		9
Cash flow hedges (c)
Net unrealized gains arising during the period	169		(41)		128
Defined benefit pension plans
Net unrealized gains arising during the period	4		(1)		3
Other comprehensive income	$769		$(186)		$583

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 18.

Three months ended March 31, 2019 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$421		$(99)		$322
Less: Net realized gains reclassified to income from continuing operations	9	(a)	(2)	(b)	7
Net change	412		(97)		315
Translation adjustments
Net unrealized gains arising during the period	2		(1)		1
Net investment hedges (c)
Net unrealized losses arising during the period	(2)		1		(1)
Cash flow hedges (c)
Net unrealized losses arising during the period	(5)		1		(4)
Less: Net realized gains reclassified to income from continuing operations	5		(1)		4
Net change	(10)		2		(8)
Defined benefit pension plans
Net unrealized losses arising during the period	(1)		—		(1)
Other comprehensive income	$401		$(95)		$306

(a)	Includes gains reclassified to other gain (loss) on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

16.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended March 31,
($ in millions, except per share data; shares in thousands) (a)	2020	2019
Net (loss) income from continuing operations	$(319)	$375
Loss from discontinued operations, net of tax	—	(1)
Net (loss) income attributable to common stockholders	$(319)	$374
Basic weighted-average common shares outstanding (b)	375,723	404,129
Diluted weighted-average common shares outstanding (b) (c)	375,723	405,959
Basic earnings per common share
Net (loss) income from continuing operations	$(0.85)	$0.93
Net (loss) income	(0.85)	0.93
Diluted earnings per common share
Net (loss) income from continuing operations	(0.85)	0.92
Net (loss) income	$(0.85)	$0.92

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)	Includes shares related to share-based compensation that vested but were not yet issued.

(c)
Due to the antidilutive effect of the net loss from continuing operations for the three months ended March 31, 2020, basic weighted-average common shares outstanding was used to calculate basic and diluted earnings per share. During the three months ended March 31, 2020, there were 1.8 million in share-based awards excluded because their inclusion would have been antidilutive. There were no antidilutive shares during the three months ended March 31, 2019.

17.    Regulatory Capital and Other Regulatory Matters
Basel Capital Framework
The FRB and other U.S. banking agencies have adopted risk-based and leverage capital standards that establish minimum capital-to-asset ratios for BHCs, like Ally, and depository institutions, like Ally Bank. Ally and Ally Bank are subject to capital requirements issued by U.S. banking regulators that require us to maintain risk-based and leverage capital ratios above minimum levels. The risk-based capital ratios are based on a banking organization’s RWAs, which are generally determined under the standardized approach applicable to Ally and Ally Bank by (1) assigning on-balance-sheet exposures to broad risk-weight categories according to the counterparty or, if relevant, the guarantor or collateral (with higher risk weights assigned to categories of exposures perceived as representing greater risk), and (2) multiplying off-balance-sheet exposures by specified credit conversion factors to calculate credit equivalent amounts and assigning those credit equivalent amounts to the relevant risk-weight categories. The leverage ratio, in contrast, is based on an institution’s average unweighted on-balance-sheet exposures.
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
In October 2019, the FRB and other U.S. banking agencies issued final rules implementing targeted amendments to the Dodd-Frank Act and other financial-services laws that had been enacted in May 2018 through the EGRRCP Act. The final rules were effective on December 31, 2019, and established four risk-based categories of prudential standards and capital and liquidity requirements for banking organizations with $100 billion or more in total consolidated assets. Under the final rules, Ally was designated as a Category IV firm and, as such, is subject to supervisory stress testing on a two-year cycle, allowed to continue excluding accumulated other comprehensive income from regulatory capital, exempted from company-run capital stress testing, and allowed to remain exempted from the supplementary leverage ratio and the countercyclical capital buffer. Refer to Note 20 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for additional details on our prudential standards tailoring framework and other capital and liquidity requirements we are subject to.
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. In addition to these minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement of 2.5%. Failure to maintain more than the full amount of

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

the capital conservation buffer requirement would result in restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%.
Ally and Ally Bank are subject to the U.S. Basel III standardized approach for counterparty credit risk, but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities.
The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	March 31, 2020		December 31, 2019		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$13,544	9.27%	$13,837	9.54%	4.50%	(b)
Ally Bank	16,433	12.00	16,627	12.30	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,952	10.92%	$16,271	11.22%	6.00%	6.00%
Ally Bank	16,433	12.00	16,627	12.30	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$18,645	12.76%	$18,506	12.76%	8.00%	10.00%
Ally Bank	18,145	13.25	17,854	13.21	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$15,952	8.92%	$16,271	9.08%	4.00%	(b)
Ally Bank	16,433	9.87	16,627	10.01	4.00	5.00%

(a)
In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally and Ally Bank were required to maintain a minimum capital conservation buffer of 2.5% at both March 31, 2020, and December 31, 2019.

(b)	Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”

(c)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including Ally, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued an interim final rule that became effective on March 31, 2020, and that provides BHCs and banks with an alternative option to temporarily delay an estimate of the impact of CECL, relative to the incurred loss methodology for estimating the allowance for loan losses, on regulatory capital. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the interim final rule, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the interim final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. During the first quarter of 2020, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $1.2 billion.
At March 31, 2020, and December 31, 2019, Ally and Ally Bank were “well-capitalized” and met all applicable capital requirements to which each was subject. Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.
Other Regulatory Developments
In March 2020, the FRB issued a final rule to more closely align forward-looking stress testing results with the FRB’s non-stress regulatory capital requirements for BHCs with $100 billion or more in total consolidated assets and other specified companies. The final rule introduces a stress capital buffer requirement based on firm-specific stress test performance and planned dividends, which will replace the fixed 2.5% component of the capital conservation buffer requirement. The final rule also makes several changes to the CCAR process, such as eliminating the CCAR quantitative objection, narrowing the set of planned capital actions assumed to occur in the stress scenario, assuming that a firm maintains a constant level of assets over the planning horizon, eliminating the 30% dividend payout ratio as a criterion for heightened scrutiny of a firm’s capital plan, and allowing a firm to make capital distributions in excess of those included in its capital plan if the firm is otherwise in compliance with the automatic distribution limits of the capital framework. The final rule becomes effective on May 18, 2020, and therefore will apply to the CCAR process during the 2020 cycle. For a Category IV firm like Ally, the stress capital buffer requirement will comprise its capital conservation buffer requirement. Ally’s stress capital buffer requirement will be the greater of 2.5% and

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of risk-weighted assets. Ally’s first stress capital buffer requirement will be effective on October 1, 2020, and we currently do not expect it to exceed the 2.5% floor. Ally Bank’s capital conservation buffer requirement will continue to be a fixed 2.5%.
Under the capital conservation buffer requirement, the maximum amount of capital distributions and discretionary bonus payments that can be made by a banking organization, such as Ally or Ally Bank, is a function of its eligible retained income. During the COVID-19 pandemic, the FRB and other U.S. banking agencies expressed a concern that the definition of eligible retained income would not limit distributions in the gradual manner intended but instead could do so in a sudden and severe manner even if a banking organization were to experience only a modest reduction in its capital ratios. As a result, to better allow a banking organization to use its capital buffer as intended and continue lending in adverse conditions, the U.S. banking agencies issued an interim final rule that became effective on March 20, 2020, and revised the definition of eligible retained income to the greater of (1) a banking organization’s net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (2) the average of a banking organization’s net income over the preceding four quarters.
In July 2019, the FRB and other U.S. banking agencies issued a final rule to simplify the capital treatment for MSAs, certain DTAs, and investments in the capital instruments of unconsolidated financial institutions (collectively, threshold items). Prior to the final rule taking effect, banking organizations deducted from capital amounts of threshold items that individually exceed 10% of Common Equity Tier 1 capital. The aggregate amount of threshold items not deducted under the 10% threshold deduction but that nonetheless exceeded 15% of Common Equity Tier 1 capital minus certain deductions from and adjustments to Common Equity Tier 1 capital were also deducted. Any amount of these MSAs and certain DTAs not deducted from Common Equity Tier 1 capital were risk weighted at 100%. The final rule removed the individual and aggregate deduction thresholds for threshold items and adopted a single 25% Common Equity Tier 1 capital deduction threshold for each item individually, and required that any of the threshold items not deducted be risk weighted at 250%. The final rule also simplified the calculation methodology for minority interests. These provisions took effect for us on April 1, 2020, and did not have a material impact on our capital position.
In December 2017, the Basel Committee on Banking Supervision approved revisions to the global Basel III capital framework (commonly known as Basel IV), many of which—if adopted in the United States—could heighten regulatory capital standards. In March 2020, to better allow banking organizations to focus their resources on navigating the COVID-19 pandemic, the implementation date of these revisions was delayed by the Basel Committee from January 1, 2022, to January 1, 2023. At this time, how the revisions will be harmonized and finalized in the United States is not clear or predictable, and we continue to evaluate the impacts that these revisions may have on us.
Refer to in Note 20 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for further discussion about recent regulatory developments.
Capital Planning and Stress Tests
As a Category IV firm, we are subject to supervisory stress testing on a two-year cycle and are exempted from company-run capital stress testing. We are also required to submit an annual capital plan to the FRB. Our annual capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on our capital. The plan must also include a discussion of how we, under expected and stressful conditions, will maintain capital commensurate with our risks and above the minimum regulatory capital ratios, and will serve as a source of strength to Ally Bank. The FRB’s final rule introducing the stress capital buffer requirement, which is described above in the section titled Other Regulatory Developments, makes several changes to the CCAR process that will apply beginning with the 2020 cycle. The final rule also contains a transition provision that, subject to the FRB’s assessment of our planned acquisition of CardWorks and other specified conditions, may allow us to make capital distributions during the third quarter of 2020 without prior approval if the distributions do not exceed the average of capital distributions over the four quarters of our 2019 capital plan.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information related to our common stock and distributions to our common stockholders over the last five quarters.

	Common stock repurchased during period (a) (b)		Number of common shares outstanding		Cash dividends declared per common share (c)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2019
First quarter	$211	8,113	404,900	399,761	$0.17
Second quarter	229	7,775	399,761	392,775	0.17
Third quarter	300	9,287	392,775	383,523	0.17
Fourth quarter	299	9,554	383,523	374,332	0.17
2020
First quarter	$104	3,838	374,332	373,155	$0.19

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On March 17, 2020, we announced the voluntary suspension of our stock-repurchase program for the remaining period of the first quarter and for the second quarter of 2020. Refer to the discussion below for further details about this action.

(c)
On April 16, 2020, our Board declared a quarterly cash dividend of $0.19 per share on all common stock, payable on May 15, 2020. Refer to Note 24 for further information regarding this common stock dividend.

We received a non-objection to our 2018 capital plan in June 2018. We were not required to submit an annual capital plan to the FRB, participate in the supervisory stress test or CCAR, or conduct company-run capital stress tests during the 2019 cycle. Instead, our capital actions during this cycle are largely based on the results from our 2018 supervisory stress test. On April 1, 2019, our Board authorized an increase in our stock-repurchase program, permitting us to repurchase up to $1.25 billion of our common stock from time to time from the third quarter of 2019 through the second quarter of 2020. On March 17, 2020, in order to support the FRB's effort to mitigate the impact of the COVID-19 pandemic on the U.S. economy and the financial system, we announced the voluntary suspension of our stock-repurchase program for the remaining period of the first quarter and for the second quarter of 2020. We retain the discretion, however, to resume purchases of common stock under our stock-repurchase program. On April 16, 2020, our Board declared a quarterly cash dividend of $0.19 per share of our common stock. Refer to Note 24 for further information on the most recent dividend.
Ally submitted its 2020 capital plan on April 3, 2020, which includes expected capital distributions to common stockholders through share repurchases and cash dividends. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, regulatory considerations, impacts related to the COVID-19 pandemic, any accounting standards that affect capital or liquidity (including CECL), financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be suspended at any time.
18.    Derivative Instruments and Hedging Activities
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
We also enter into interest rate lock commitments and forward commitments that are executed as part of our mortgage business that meet the accounting definition of a derivative.
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
We execute certain OTC derivatives such as interest rate caps and floors using bilateral agreements with financial counterparties. Bilateral agreements generally require both parties to post collateral in the event the fair values of the derivative financial instruments meet posting thresholds established under the agreements. In the event that either party defaults on the obligation, the secured party may seize the collateral. Payments related to the exchange of collateral for OTC derivatives are recognized as collateral.
We also execute certain derivatives such as interest rate swaps with clearinghouses, which requires us to post and receive collateral. For these clearinghouse derivatives, these payments are recognized as settlements rather than collateral.
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the three months ended March 31, 2020, or 2019.
We placed cash and noncash collateral totaling $12 million and $171 million, respectively, supporting our derivative positions at March 31, 2020, compared to $118 million of noncash collateral at December 31, 2019, in accounts maintained by counterparties. These amounts include collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 13 for details on the repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $2 million in accounts maintained by counterparties at March 31, 2020, compared to $40 million and $29 million of cash and noncash collateral at December 31, 2019. These amounts include collateral received from clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 13 for details on repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	March 31, 2020			December 31, 2019
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$11,215	$—	$—	$17,101
Purchased options	—	—	—	62	—	14,100
Foreign exchange contracts
Forwards	—	3	131	—	3	157
Total derivatives designated as accounting hedges	—	3	11,346	62	3	31,358
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	—	—	470	—	—	—
Futures and forwards	—	—	63	—	—	81
Written options	8	2	1,503	2	—	522
Purchased options	2	—	1,152	—	—	416
Total interest rate risk	10	2	3,188	2	—	1,019
Foreign exchange contracts
Futures and forwards	—	2	104	—	2	112
Total foreign exchange risk	—	2	104	—	2	112
Total derivatives not designated as accounting hedges	10	4	3,292	2	2	1,131
Total derivatives	$10	$7	$14,638	$64	$5	$32,489

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

($ in millions)	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Assets
Available-for-sale securities (b) (c)	$1,263	$1,217	$48	$18	$13	$18
Finance receivables and loans, net (d)	39,948	33,312	370	135	92	44
Liabilities
Long-term debt	$10,005	$11,995	$193	$24	$193	$127

(a)	Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.

(b)
The carrying amount of hedged available-for-sale securities is presented above using amortized cost and includes $588 million and $230 million at March 31, 2020, and December 31, 2019, respectively, related to closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. Refer to Note 7 for a reconciliation of the amortized cost and fair value of available-for-sale securities.

(c)
The amount that is identified as the last of layer in the open hedge relationship was $490 million as of March 31, 2020. The basis adjustment associated with the open last of layer relationship was a $20 million asset as of March 31, 2020, which would be allocated across the entire remaining pool upon termination, or maturity, of the hedge relationship. The amount that is identified as the last of layer in the discontinued hedge relationship was $200 million as of both March 31, 2020, and December 31, 2019. The basis adjustment associated with the discontinued last of layer relationship was a $2 million asset as of both March 31, 2020, and December 31, 2019, which was allocated across the entire remaining pool upon termination of the hedge relationship. There were no open last-of-layer relationships at December 31, 2019.

(d)
The hedged item represents the carrying value of the hedged portfolio of assets. The amount identified as the last of layer in the open hedge relationship was $10.2 billion at both March 31, 2020, and December 31, 2019. The basis adjustment associated with the open last-of-layer relationship was a $278 million asset as of March 31, 2020, and a $91 million asset as of December 31, 2019, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. The amount that is identified as the last of layer in the discontinued hedge relationship was $17.5 billion at March 31, 2020, and $12.8 billion at December 31, 2019, respectively. The basis adjustment associated with the discontinued last-of-layer relationship was a $92 million asset and $43 million asset as of March 31, 2020, and December 31, 2019, respectively, which was allocated across the entire remaining pool upon termination of the hedge relationship.

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended March 31,
($ in millions)	2020	2019
Gain (loss) recognized in earnings
Interest rate contracts
(Loss) gain on mortgage and automotive loans, net	$(15)	$1
Other income, net of losses	—	(5)
Total interest rate contracts	(15)	(4)
Foreign exchange contracts
Other income, net of losses	8	(1)
Total foreign exchange contracts	8	(1)
Total loss recognized in earnings	$(7)	$(5)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes the location and amounts of gains and losses on derivative instruments designated as fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Three months ended March 31, ($ in millions)	2020	2019	2020	2019	2020	2019	2020	2019
(Loss) gain on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$(170)	$—
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	170	—
Hedged available-for-sale securities	—	—	41	10	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	(41)	(10)	—	—	—	—
Hedged fixed-rate consumer automotive loans	248	43	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(248)	(43)	—	—	—	—	—	—
Total (loss) gain on fair value hedging relationships	—	—	—	—	—	—	—	—
(Loss) gain on cash flow hedging relationships
Interest rate contracts
Hedged variable rate commercial loans
Reclassified from accumulated other comprehensive income into income	3	—	—	—	—	—	—	—
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income	—	—	—	—	(3)	1	—	—
Hedged variable-rate borrowings
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	—	4
Total gain (loss) on cash flow hedging relationships	$3	$—	$—	$—	$(3)	$1	$—	$4
Total amounts presented in the Consolidated Statement of Income	$1,742	$1,807	$226	$240	$592	$592	$348	$419

During the next 12 months, we estimate $85 million of gains will be reclassified into pretax earnings from derivatives designated as cash flow hedges.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended March 31, ($ in millions)	2020	2019	2020	2019	2020	2019
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$6	$6
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	(6)	(6)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	(1)	—	—	—
Amortization of deferred loan basis adjustments	(13)	(4)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held-for-investment	(9)	6	—	—	—	—
Total (loss) gain on fair value hedging relationships	(22)	2	(1)	—	—	—
Gain on cash flow hedging relationships
Interest rate contracts
Interest for qualifying accounting hedges of variable-rate commercial loans	1	—	—	—	—	—
Total gain on cash flow hedging relationships	$1	$—	$—	$—	$—	$—

The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss).

	Three months ended March 31,
($ in millions)	2020	2019
Interest rate contracts
Gain (loss) recognized in other comprehensive income (loss)	$169	$(10)

The following table summarizes the effect of net investment hedges on accumulated other comprehensive income (loss) and the Condensed Consolidated Statement of Comprehensive Income.

	Three months ended March 31,
($ in millions)	2020	2019
Foreign exchange contracts (a) (b)
Gain (loss) recognized in other comprehensive income (loss)	$12	$(2)

(a)	There were no amounts excluded from effectiveness testing for the three months ended March 31, 2020, or 2019.

(b)
Gains and losses reclassified from accumulated other comprehensive income (loss) are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months ended March 31, 2020, or 2019.

19.    Income Taxes
We recognized total income tax benefit from continuing operations of $92 million for the three months ended March 31, 2020, compared to $111 million of income tax expense for the same period in 2019. The decrease in income tax expense for the three months ended March 31, 2020, compared to the same period in 2019, was primarily driven by the tax effects of a decrease in pretax earnings.
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

•
Interests retained in financial asset sales — We retain certain noncertificated interests retained from the sale of automotive finance receivables. Due to inactivity in the market, valuations are based on internally developed discounted cash flow models (an income approach) that use a market-based discount rate; therefore, we classified these assets as Level 3. The valuation considers recent market transactions, experience with similar assets, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we utilize various significant assumptions, including market observable inputs (for example, forward interest rates) and internally developed inputs (for example, prepayment speeds, delinquency levels, and credit losses).

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

We are required to consider all aspects of nonperformance risk, including our own credit standing, when measuring fair value of a liability. We reduce credit risk on the majority of our derivatives by entering into legally enforceable agreements that enable the posting and receiving of collateral associated with the fair value of our derivative positions on an ongoing basis. In the event that we do not enter into legally enforceable agreements that enable the posting and receiving of collateral, we will consider our credit risk and the credit risk of our counterparties in the valuation of derivative instruments through a CVA, if warranted. The CVA calculation would utilize the credit default swap spreads of the counterparty.
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

	Recurring fair value measurements
March 31, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$937	$—	$4	$941
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	806	—	—	806
U.S. States and political subdivisions	—	706	3	709
Foreign government	12	168	—	180
Agency mortgage-backed residential	—	21,533	—	21,533
Mortgage-backed residential	—	2,948	—	2,948
Agency mortgage-backed commercial	—	1,447	—	1,447
Mortgage-backed commercial	—	37	—	37
Asset-backed	—	329	—	329
Corporate debt	—	1,192	—	1,192
Total available-for-sale securities	818	28,360	3	29,181
Mortgage loans held-for-sale (b)	—	—	68	68
Finance receivables and loans, net
Consumer other (b)	—	—	10	10
Interests retained in financial asset sales	—	—	1	1
Derivative contracts in a receivable position
Interest rate	—	2	8	10
Total derivative contracts in a receivable position	—	2	8	10
Total assets	$1,755	$28,362	$94	$30,211
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$2	$—	$2
Foreign currency	—	5	$—	5
Total derivative contracts in a payable position	—	7	—	7
Total liabilities	$—	$7	$—	$7

(a)	Our direct investment in any one industry did not exceed 8%.

(b)	Carried at fair value due to fair value option elections.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$608	$—	$8	$616
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,047	1	—	2,048
U.S. States and political subdivisions	—	639	2	641
Foreign government	15	171	—	186
Agency mortgage-backed residential	—	21,404	—	21,404
Mortgage-backed residential	—	2,850	—	2,850
Agency mortgage-backed commercial	—	1,382	—	1,382
Mortgage-backed commercial	—	42	—	42
Asset-backed	—	368	—	368
Corporate debt	—	1,363	—	1,363
Total available-for-sale securities	2,062	28,220	2	30,284
Mortgage loans held-for-sale (b)	—	—	30	30
Finance receivables and loans, net
Consumer other (b)	—	—	11	11
Interests retained in financial asset sales	—	—	2	2
Derivative contracts in a receivable position
Interest rate	—	62	2	64
Total derivative contracts in a receivable position	—	62	2	64
Total assets	$2,670	$28,282	$55	$31,007
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Foreign currency	$—	$5	$—	$5
Total derivative contracts in a payable position	—	5	—	5
Total liabilities	$—	$5	$—	$5

(a)	Our investment in any one industry did not exceed 13%.

(b)	Carried at fair value due to fair value option elections.

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

	Level 3 recurring fair value measurements
		Net realized/unrealized (losses) gains							Fair value at Mar. 31, 2020	Net unrealized (losses) gains still held at March 31, 2020
($ in millions)	Fair value at Jan. 1, 2020	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements		included in earnings	included in OCI
Assets
Investment securities
Equity securities	$8	$(4)	(a)	$—	$—	$—	$—	$—	$4	$(4)	$—
Available-for-sale securities	2	—		—	1	—	—	—	3	—	—
Mortgage loans held-for-sale (b)	30	5	(c)	—	302	(269)	—	—	68	1	—
Finance receivables and loans, net (b)	11	(1)	(d)	—	6	—	—	(6)	10	—	—
Other assets
Interests retained in financial asset sales	2	—		—	—	—	—	(1)	1	—	—
Derivative assets	2	6	(c)	—	—	—	—	—	8	6	—
Total assets	$55	$6		$—	$309	$(269)	$—	$(7)	$94	$3	$—

(a)	Reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Carried at fair value due to fair value option elections.

(c)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

(d)	Reported as interest and fees on finance receivables and loans and other income, net of losses in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at Mar. 31, 2019	Net unrealized gains still held at March 31, 2019
($ in millions)	Fair value at Jan. 1, 2019	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements		included in earnings	included in OCI
Assets
Equity securities	$7	$4	(a)	$—	$—	$—	$—	$—	$11	$4	$—
Mortgage loans held-for-sale (b)	8	1	(c)	—	90	(84)	—	—	15	—	—
Other assets
Interests retained in financial asset sales	4	—		—	—	—	—	—	4	—	—
Derivative assets	—	2	(c)	—	—	—	—	—	2	2	—
Total assets	$19	$7		$—	$90	$(84)	$—	$—	$32	$6	$—

(a)	Reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Carried at fair value due to fair value option elections.

(c)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at March 31, 2020, and December 31, 2019, respectively. The amounts are as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost or fair value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
March 31, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$167	$167	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	75	75	(18)	n/m	(a)
Other	—	—	55	55	(40)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	130	130	(58)	n/m	(a)
Other assets
Nonmarketable equity investments	—	—	7	7	(3)	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	13	13	(1)	n/m	(a)
Total assets	$—	$—	$317	$317	$(62)	n/m
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

(b)	Represents the portion of the portfolio specifically impaired during 2020. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

	Nonrecurring fair value measurements				Lower-of-cost or fair value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
December 31, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$128	$128	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	64	64	(12)	n/m	(a)
Other	—	—	45	45	(21)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	109	109	(33)	n/m	(a)
Other assets
Nonmarketable equity investments	—	5	7	12	—	n/m	(a)
Equity-method investments	—	—	4	4	(6)	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	12	12	(1)	n/m	(a)
Total assets	$—	$5	$260	$265	$(40)	n/m
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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at March 31, 2020, and December 31, 2019.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
March 31, 2020
Financial assets
Held-to-maturity securities	$1,497	$—	$1,580	$—	$1,580
Loans held-for-sale, net	167	—	—	167	167
Finance receivables and loans, net	124,884	—	—	129,594	129,594
FHLB/FRB stock (a)	1,242	—	1,242	—	1,242
Financial liabilities
Deposit liabilities	$61,333	$—	$—	$62,368	$62,368
Short-term borrowings	9,493	—	—	9,494	9,494
Long-term debt	31,066	—	18,316	13,848	32,164
December 31, 2019
Financial assets
Held-to-maturity securities	$1,568	$—	$1,600	$—	$1,600
Loans held-for-sale, net	128	—	—	128	128
Finance receivables and loans, net	126,957	—	—	130,837	130,837
FHLB/FRB stock (a)	1,150	—	1,150	—	1,150
Financial liabilities
Deposit liabilities	$60,146	$—	$—	$60,678	$60,678
Short-term borrowings	5,531	—	—	5,532	5,532
Long-term debt	34,027	—	22,789	14,138	36,927

(a)	Included in other assets on our Condensed Consolidated Balance Sheet.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At March 31, 2020, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 18.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet
				Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
March 31, 2020
Assets
Derivative assets in net asset positions	$2	$—	$2	$—	$—	$2
Derivative assets with no offsetting arrangements	8	—	8	—	—	8
Total assets	$10	$—	$10	$—	$—	$10
Liabilities
Derivative liabilities in net liability positions	$7	$—	$7	$—	$(6)	$1
Securities sold under agreements to repurchase (d)	482	—	482	—	(482)	—
Total liabilities	$489	$—	$489	$—	$(488)	$1
December 31, 2019
Assets
Derivative assets in net asset positions	$62	$—	$62	$—	$(36)	$26
Derivative assets with no offsetting arrangements	2	—	2	—	—	2
Total assets	$64	$—	$64	$—	$(36)	$28
Liabilities
Derivative liabilities in net liability positions	$5	$—	$5	$—	$(4)	$1
Total liabilities	$5	$—	$5	$—	$(4)	$1

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)
Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. There was $29 million of noncash derivative collateral pledged to us that was excluded at December 31, 2019. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met.

(c)
Certain agreements grant us the right to sell or pledge the noncash assets we receive as collateral. Noncash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $29 million at December 31, 2019. We have not sold or pledged any of the noncash collateral received under these agreements as of December 31, 2019.

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
Corporate Finance operations — Primarily provides senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies, with a focus on businesses owned by private equity sponsors. These loans are typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, restructurings, and working capital. We also provide nonbank wholesale-funded managers with partial funding for their direct-lending activities, which is principally leveraged loans. Additionally, we offer a commercial real estate product to serve companies in the healthcare industry.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Financial information for our reportable operating segments is summarized as follows.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2020
Net financing revenue and other interest income	$1,040	$14	$38	$68	$(14)	$1,146
Other revenue	47	137	10	13	59	266
Total net revenue	1,087	151	48	81	45	1,412
Provision for credit losses	766	—	1	114	22	903
Total noninterest expense	494	256	35	35	100	920
(Loss) income from continuing operations before income tax expense	$(173)	$(105)	$12	$(68)	$(77)	$(411)
Total assets	$111,554	$8,420	$16,135	$6,572	$39,846	$182,527
2019
Net financing revenue and other interest income	$980	$12	$50	$54	$36	$1,132
Other revenue	68	360	2	11	25	466
Total net revenue	1,048	372	52	65	61	1,598
Provision for credit losses	262	—	2	23	(5)	282
Total noninterest expense	457	227	37	29	80	830
Income (loss) from continuing operations before income tax expense	$329	$145	$13	$13	$(14)	$486
Total assets	$115,789	$8,179	$16,301	$5,006	$34,842	$180,117

(a)	Net financing revenue and other interest income after the provision for credit losses totaled $243 million and $850 million for the three months ended March 31, 2020, and March 31, 2019, respectively.
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
We accrue for a legal matter or other contingent exposure when a loss becomes probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment after consultation with counsel. No assurance exists that our accruals will not need to be adjusted in the future. When a probable or reasonably possible loss on a legal matter or other contingent exposure could be material to our consolidated financial condition, results of operations, or cash flows, we provide disclosure in this note as prescribed by ASC Topic 450, Contingencies. Refer to Note 1 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for additional information related to our policy for establishing accruals.
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
Purported and Certified Class Actions
In March 2016, Ally filed an action against two buyers of a motor vehicle—Ally Financial Inc. v. Alberta Haskins and David Duncan, Case No. 16JE-AC01713-01 in the Circuit Court of Jefferson County, Missouri—for the purpose of collecting the deficiency that remained due under the retail installment sales contract after the buyers had defaulted and the vehicle had been repossessed and disposed of. In March 2017, the buyers filed a second amended answer and counterclaim on behalf of nationwide and Missouri classes, arguing that Ally’s pre- and post-disposition notices had violated Article 9 of the Uniform Commercial Code as adopted in each jurisdiction. The request for relief includes an indeterminate amount of actual, statutory, and punitive damages as well as fees, costs, interest, and other remedies. In May 2018, the circuit court certified the nationwide and Missouri classes and denied Ally’s motion for partial summary judgment. In September 2018, the case was reassigned to a different circuit-court judge, and in February 2019, Ally filed a motion to decertify the nationwide and Missouri classes. In November 2019, the circuit court denied Ally’s motion to decertify. In December 2019, Ally filed a petition with the Missouri Court of Appeals for a writ prohibiting the circuit court from taking further action other than vacating the order denying decertification—State of Missouri, ex. rel. Ally Financial Inc. v. Hon. Katherine Hardy Senkel, Case No. ED 108501—which was denied that same month. Later in December 2019, Ally filed a petition with the Missouri Supreme Court for an equivalent writ of prohibition—State of Missouri, ex rel. Ally Financial Inc. v. Hon. Katherine Hardy Senkel, Case No. SC 98285—which was denied in March 2020. In January 2020, the case was reassigned to a different circuit-court judge. We intend to vigorously defend against this counterclaim.
24.    Subsequent Events
Declaration of Quarterly Dividend
On April 16, 2020, our Board declared a quarterly cash dividend of $0.19 per share on all common stock. The dividend is payable on May 15, 2020, to stockholders of record at the close of business on May 1, 2020.
Ally Invest
Certain business developments subsequent to March 31, 2020, are expected to have an impact to the growth and timing of revenue at Ally Invest. We are currently evaluating changes in the projected revenues and earnings of the business, and any potential changes these developments may have to the carrying value of the goodwill at Ally Invest, which was $193 million as of March 31, 2020. Based on a preliminary analysis, using the business and macroeconomic data currently available as of the date of this filing, we anticipate recording an impairment of goodwill in the range of $30 million to $60 million during the second quarter of 2020.

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

•	uncertainty about the future of LIBOR and any negative impacts that could result;

•	changes in business or consumer sentiment, preferences, or behavior, including spending, borrowing, or saving by businesses or households;

•	changes in our corporate or business strategies, the composition of our assets, or the way in which we fund those assets;

•	our ability to execute our business strategy for Ally Bank, including its digital focus;

•
our ability to optimize our automotive finance and insurance businesses and to continue diversifying into and growing other consumer and commercial business lines, including mortgage lending, personal lending, corporate finance, brokerage, and wealth management;

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

•
our ability to successfully make and integrate acquisitions, including our planned acquisition of Cardholder Management Services, Inc. and its subsidiaries, including CardWorks, Inc. and Merrick Bank Corporation;

•	the adequacy of our succession planning for key executives or other personnel and our ability to attract or retain qualified employees;

•
natural or man-made disasters, calamities, or conflicts, including terrorist events and pandemics (such as adverse effects of the COVID-19 pandemic on us and our customers, counterparties, employees, and third-party service providers); or

•
other assumptions, risks, or uncertainties described in the Risk Factors (Part II, Item 1A herein), Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2 herein), or the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 herein) in this Quarterly Report on Form 10-Q or described in any of the Company’s annual, quarterly or current reports.

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Selected Financial Data
The selected historical financial information set forth below should be read in conjunction with the MD&A, and our Condensed Consolidated Financial Statements and the notes thereto. The historical financial information presented may not be indicative of our future performance.
The following table presents selected Condensed Consolidated Statement of Comprehensive Income and earnings per common share data.

	Three months ended March 31,
($ in millions, except per share data; shares in thousands)	2020	2019
Total financing revenue and other interest income	$2,351	$2,433
Total interest expense	957	1,055
Net depreciation expense on operating lease assets	248	246
Net financing revenue and other interest income	1,146	1,132
Total other revenue	266	466
Total net revenue	1,412	1,598
Provision for credit losses	903	282
Total noninterest expense	920	830
(Loss) income from continuing operations before income tax (benefit) expense	(411)	486
Income tax (benefit) expense from continuing operations	(92)	111
Net (loss) income from continuing operations	(319)	375
Loss from discontinued operations, net of tax	—	(1)
Net (loss) income	$(319)	$374
Basic earnings per common share (a):
Net (loss) income from continuing operations	$(0.85)	$0.93
Net (loss) income	(0.85)	0.93
Weighted-average common shares outstanding	375,723	404,129
Diluted earnings per common share (a)(b):
Net (loss) income from continuing operations	$(0.85)	$0.92
Net (loss) income	(0.85)	0.92
Weighted-average common shares outstanding	375,723	405,959
Common share information:
Cash dividends declared per common share	$0.19	$0.17
Period-end common shares outstanding	373,155	399,761

(a)	Includes shares related to share-based compensation that vested but were not yet issued.

(b)
Due to the antidilutive effect of the net loss from continuing operations for the three months ended March 31, 2020, basic weighted-average common shares outstanding was used to calculate basic and diluted earnings per share. Refer to Note 16 to the Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following tables present selected Condensed Consolidated Balance Sheet and ratio data.

March 31, ($ in millions)	2020	2019
Selected period-end balance sheet data:
Total assets	$182,527	$180,177
Total deposit liabilities	$122,324	$113,299
Long-term debt	$31,066	$41,490
Total equity	$13,519	$13,699

	Three months ended March 31,
	2020	2019
Financial ratios:
Return on average assets (a)	(0.72)%	0.85%
Return on average equity (a)	(9.28)%	11.37%
Equity to assets (a)	7.73%	7.51%
Common dividend payout ratio (b)	n/m	18.28%
Net interest spread (a) (c)	2.45%	2.46%
Net yield on interest-earning assets (a) (d)	2.66%	2.67%
n/m = not meaningful

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)
During the three months ended March 31, 2020, we paid dividends of $0.19 per share and incurred a loss of $0.85 per share. Due to the relationship of this calculation and the net loss incurred, this ratio is not meaningful for the three months ended March 31, 2020. During the three months ended March 31, 2019, the common dividend payout ratio was calculated using basic earnings per common share.

(c)
Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.

(d)	Net yield on interest-earning assets represents net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

As of January 1, 2015, Ally became subject to the rules implementing the U.S. Basel III, which reflect new and higher capital requirements, capital buffers, and new regulatory capital definitions, deductions and adjustments. Refer to Note 17 to the Condensed Consolidated Financial Statements for further information. The following table presents selected regulatory capital data under U.S Basel III as subject to transitional provisions primarily related to deductions and adjustments impacting Common Equity Tier 1 capital and Tier 1 capital.

	March 31,
($ in millions)	2020	2019
Common Equity Tier 1 capital ratio	9.27%	9.33%
Tier 1 capital ratio	10.92%	10.99%
Total capital ratio	12.76%	12.54%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	8.92%	9.02%
Total equity	$13,519	$13,699
CECL phase-in adjustment (b)	1,178	—
Goodwill and certain other intangibles	(445)	(283)
Deferred tax assets arising from net operating loss and tax credit carryforwards (c)	(20)	(56)
Other adjustments	(688)	243
Common Equity Tier 1 capital	13,544	13,603
Trust preferred securities	2,496	2,494
Other adjustments	(88)	(62)
Tier 1 capital	15,952	16,035
Qualifying subordinated debt and other instruments qualifying as Tier 2	1,034	1,031
Qualifying allowance for credit losses and other adjustments	1,659	1,226
Total capital	$18,645	$18,292
Risk-weighted assets (d)	$146,068	$145,865

(a)
Tier 1 leverage ratio equals Tier 1 capital divided by adjusted quarterly average total assets, which both reflect adjustments for disallowed goodwill, certain intangible assets, and disallowed deferred tax assets.

(b)
We have elected to delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Refer to Note 17 to the Condensed Consolidated Financial Statements for further information.

(c)	Contains deferred tax assets required to be deducted from capital under U.S. Basel III.

(d)	Risk-weighted assets are defined by regulation and are generally determined by allocating assets and specified off-balance-sheet exposures to various risk categories.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Overview
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, or we, us, or our) is a leading digital financial-services company. As a customer-centric company with passionate customer service and innovative financial solutions, we are relentlessly focused on “Doing It Right” and being a trusted financial-services provider to our consumer, commercial, and corporate customers. We are one of the largest full-service automotive finance operations in the country and offer a wide range of financial services and insurance products to automotive dealerships and consumers. Our award-winning online bank (Ally Bank, Member FDIC and Equal Housing Lender) offers mortgage lending, personal lending, and a variety of deposit and other banking products, including savings, money-market, and checking accounts, CDs, and IRAs. Additionally, we offer securities-brokerage and investment-advisory services through Ally Invest. Our robust corporate-finance business offers capital for equity sponsors and middle-market companies. We are a Delaware corporation and are registered as a BHC under the Bank Holding Company Act of 1956, as amended, and an FHC under the Gramm-Leach-Bliley Act of 1999, as amended.
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

	Three months ended March 31,
($ in millions)	2020	2019	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,087	$1,048	4
Insurance	151	372	(59)
Mortgage Finance	48	52	(8)
Corporate Finance	81	65	25
Corporate and Other	45	61	(26)
Total	$1,412	$1,598	(12)
(Loss) income from continuing operations before income tax (benefit) expense
Dealer Financial Services
Automotive Finance	$(173)	$329	(153)
Insurance	(105)	145	(172)
Mortgage Finance	12	13	(8)
Corporate Finance	(68)	13	n/m
Corporate and Other	(77)	(14)	n/m
Total	$(411)	$486	(185)
n/m = not meaningful

•
Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.

Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our dealer-focused business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles make us a premier automotive finance company. Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers. The automotive marketplace is dynamic and evolving, and we are focused on meeting the needs of both our dealer and consumer customers and continuing to strengthen and expand upon the 4.5 million consumer accounts in our portfolio and 18,300 dealer relationships we have. Clearlane, our online automotive lender exchange, expands our direct-to-consumer capabilities and provides a digital platform for consumers seeking financing. Clearlane further enhances our automotive financing offerings, dealer relationships, and digital capabilities. In addition to providing a digital direct-to-consumer channel for Ally, Clearlane is a fee-based business that generates revenue by successfully referring leads to other automotive lenders. Additionally, we continue to identify and cultivate relationships with automotive retailers including those with

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

leading eCommerce platforms. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers.
The Growth channel was established to focus on developing dealer relationships beyond those relationships that primarily were developed through our role as a captive finance company for GM and Chrysler. The Growth channel was expanded to include direct-to-consumer financing through Clearlane and other channels and our arrangements with online automotive retailers. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. The success of the Growth channel has been a key enabler to converting our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have over 11,900 dealer relationships, of which approximately 88% are franchised dealers (including brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda, and others), or used vehicle only retailers with a national presence.
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. We serve approximately 2.4 million consumers nationwide across F&I and P&C products. In addition, we offer F&I products in Canada, where we serve approximately 444,000 consumers and are the VSC and protection plan provider for GM Canada. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we offer VSCs, VMCs, and GAP products. We also underwrite selected commercial insurance coverages, which primarily insure dealers’ wholesale vehicle inventory. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models. We also offer ClearGuard on the SmartAuction platform, which is a protection product designed to minimize the risk to dealers from arbitration claims for eligible vehicles sold at auction.

•
Our Mortgage Finance operations consist of the management of held-for-investment and held-for-sale consumer mortgage loan portfolios. Our held-for-investment portfolio includes bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties, and our direct-to-consumer Ally Home mortgage offering.

Through the bulk loan channel, we purchase loans from several qualified sellers including direct originators and large aggregators who have the financial capacity to support strong representations and warranties and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage prepayments through retention modification or refinancing through our direct-to-consumer channel. During the three months ended March 31, 2020, we purchased $484 million of mortgage loans that were originated by third parties. Our mortgage loan purchases are held-for-investment.
Through our direct-to-consumer channel, which was introduced late in 2016, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment provider. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo and LMI mortgages are originated as held-for-investment. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April 2019, we announced a strategic partnership with Better.com, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, Better.com conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offerings in a highly innovative, scalable, and cost-efficient manner, while Ally retains control of all the marketing and advertising strategies and loan pricing. During the three months ended March 31, 2020, we originated $729 million of mortgage loans through our direct-to-consumer channel.
The combination of our bulk portfolio purchase program and our direct-to-consumer strategy provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.

•
Our Corporate Finance operations primarily provides senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies owned by private equity sponsors, and loans to asset managers that primarily provide leveraged loans. We believe our growing deposit-based funding model coupled with our expanded product offerings and deep industry relationships provide an advantage over our competition, which includes other banks as well as publicly and privately held finance companies. Our corporate finance lending portfolio is generally composed of first-lien, first-out loans. Our primary focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, expansions, restructurings, and working capital. Additionally, our Lender Finance business provides asset managers with partial funding for their direct-lending activities. The portfolio is well diversified across multiple industries including manufacturing, distribution, services, and other specialty sectors. These specialty sectors include our Technology Finance and Healthcare verticals. Our Technology Finance vertical provides financing solutions to venture capital-backed, technology-based companies. The Healthcare vertical provides financing across the healthcare spectrum including services, pharmaceuticals, manufacturing, and medical devices and supplies. We also provide a commercial real estate product focused on lending to skilled nursing facilities, senior housing, medical office buildings, and hospitals.

•
Corporate and Other primarily consists of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes activity related to certain equity investments, which primarily consist of FHLB and FRB stock, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments.
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
Additionally, beginning in October 2019 with the acquisition of Health Credit Services, financial information related to our point-of-sale consumer unsecured financing is included within Corporate and Other. The Health Credit Services business has been renamed Ally Lending and currently serves medical service providers by enabling promotional and fixed rate installment-loan products through a fully digital application process that offers direct integration with health care provider systems. This platform includes providing underwriting, financing application and loan processing, servicing and collections. While we currently focus on healthcare-related lending, we believe the market outlook for point-of-sale lending provides attractive opportunities for future diversification. Point-of-sale lending broadens our capabilities, expands our product offering into consumer unsecured lending, all while helping to further meet financial needs of our customers. Refer to Note 2 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for additional details on the acquisition of Health Credit Services.
Significant Business Developments Related to COVID-19
The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deteriorations in household, business, economic, and market conditions, including in the United States where we conduct nearly all of our business. COVID-19 has not yet been contained and could affect significantly more households and businesses. The duration and severity of the pandemic continue to be impossible to predict, as is the potential for a seasonal or other resurgence after its initial containment. Many governmental and nongovernmental authorities have directed their actions toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. These actions are not always coordinated or consistent across jurisdictions but, in general, have rapidly expanded in scope and intensity. Whether this response will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional, and local economies and markets could suffer disruptions that are lasting.
The COVID-19 pandemic began to meaningfully affect the United States in March 2020 and is already negatively impacting us and our customers, counterparties, employees, and third-party service providers. As time goes on, the adverse effects on our business, financial position, results of operations, and prospects could be significant.
During the first quarter of 2020, the most notable impacts to our results of operations were a higher provision expense for credit losses and a decline in the fair value of our portfolio of equity securities. Our provision expense was $903 million for the first quarter of 2020, compared to $282 million for the first quarter of 2019, with the increase primarily driven by $602 million of incremental reserves associated with a deterioration in macroeconomic variables such as unemployment. Our loss on investments during the first quarter of 2020 included $185 million of unrealized losses as a result of changes in the fair value of our portfolio of equity securities, compared to $70 million of unrealized gains for the first quarter of 2019, primarily due to the unfavorable market conditions associated with COVID-19.
With the spread of COVID-19 in the United States having only begun to accelerate in March 2020, our forecast of macroeconomic conditions and operating results-including expected lifetime credit losses on our loan portfolio-is subject to meaningful uncertainty. Evidence of near-term negative effects and trends, however, has surfaced. We experienced declines of approximately 50% in our consumer automotive loan applications during the second half of March 2020, and to a slightly lesser degree, this trend has continued into April 2020, as governments acted to temporarily close or restrict the operations of automotive dealers and as many consumers and businesses changed their behavior in response to governmental mandates and advisories to sharply restrain commercial and social interactions. This correlates with downward pressure on the automotive sales and other operating results of our dealer customers, on their capacity to accept the return of leased vehicles, and on used-vehicle auction activity and values. Refer to the section titled Automotive Financing Volume in this MD&A for a further discussion. Declining sales and limited operations at dealers also reduced demand in our insurance operations for consumer products such as VSC and GAP protection during the second half of March 2020, and these trends and the resulting decline in written premiums have continued into April. In addition, many automotive manufacturers and their suppliers have taken measures to slow or shut down production during the pandemic, which may negatively affect dealer inventory levels and sales in the future as well as the pace of recovery when more business and household activities resume. Within our corporate finance business, we experienced higher draws on commercial customer lines of credit during the second half of March 2020, but this trend abated in April. Refinance volume and prepayment activity increased for our mortgage finance business during March 2020 and into April, while purchase volume has declined as governmental stay-at-home orders and increased economic uncertainty took hold. Even amidst substantial outflows to brokerage accounts during March 2020, our deposits franchise recorded sound growth in both retail and total deposits and a strong customer retention rate of 96% during the first quarter of 2020, and the trends into April have remained steady.
Governments have taken unprecedented steps to partially mitigate the adverse effects of their containment measures. For example, in late March 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy. One component of the

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

CARES Act is the PPP, which is a $349 billion guaranteed, unsecured loan program administered by the SBA. Loans under the PPP are fully guaranteed and may be forgiven by the SBA and can be obtained by small businesses and other entities to cover payroll costs and other expenses, including mortgage payments, rents, and utilities. In April 2020, we secured funding for approximately $830 million in loans under the PPP to our dealer customers before the initial $349 billion appropriation was exhausted. Among its other provisions, the CARES Act significantly expands eligibility for and the amount of unemployment benefits, creates and funds the advance payment of a refundable tax credit for 2020, and appropriates $500 billion to the Treasury Secretary to support U.S. air carriers and other U.S. businesses that have not otherwise received adequate economic relief as well as states and municipalities. The FRB has taken decisive and sweeping actions as well. Since March 15, 2020, these have included a reduction in the target range for the federal funds rate to 0 to 1/4 percent, a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, and numerous facilities to support the flow of credit to households and businesses, such as the Primary Market Corporate Credit Facility, the Secondary Market Corporate Credit Facility, the Term Asset-Backed Securities Loan Facility, the Money Market Mutual Fund Liquidity Facility, and the Commercial Paper Funding Facility.
We have acted swiftly as well to support our customers with industry-leading programs and at the same time manage our credit risk. In our automotive finance business, existing customers may elect to defer their loan payments for up to 120 days without late fees being incurred but with finance charges continuing to accrue. For new consumer automotive loans, customers are provided with the option to defer their first payment for 90 days without late fees being incurred but with finance charges accruing. For dealers with current accounts, we have offered for up to four months a waiver of curtailments on wholesale floorplan loans, an increase in floorplan advance rates, a deferral of interest and insurance charges on wholesale borrowings, and a deferral of term loan payments. In our mortgage-lending business, existing customers experiencing financial hardship due to an interruption of income related to the COVID-19 pandemic may elect to defer their loan payments for up to 120 days without late fees being incurred but with interest continuing to accrue. In our personal-lending business, existing customers experiencing financial hardship due to the COVID-19 pandemic may elect to defer their loan payments for up to 120 days without late fees being incurred or finance charges continuing to accrue. For more detail and further discussion, refer to the section titled Credit Quality Indicators in Note 8 to the Condensed Consolidated Financial Statements and to the section titled Risk Management within this MD&A. For our deposit customers, we are waiving fees for overdrafts, excessive transactions, and expedited shipping of checks and debit cards for a 120-day period. For our brokerage customers, we are waiving fees for broker-assisted trades, paper statements, and overnight outbound check processing for 120 days.
The degree to which our actions and those of governments and others will directly or indirectly assist our customers, counterparties, and third-party service providers and advance our business and the economy generally is not yet clear. For example, while our loan-deferral programs may better position customers to resume their regular payments to us in the future and enhance our brand and customer loyalty, these programs may negatively impact our revenue and other results of operations at least in the near term. In addition, while the FRB’s accommodative monetary policy may benefit us to some degree by supporting economic activity among our customers, this policy may inhibit our ability to grow or sustain net interest income.
In light of volatility in the capital markets and economic disruptions, we continue to carefully monitor our capital and liquidity positions. On March 17, 2020, in order to support the FRB's effort to mitigate the impact of the COVID-19 pandemic on the U.S. economy and the financial system, we announced the voluntary suspension of our stock-repurchase program for the remaining period of the first quarter and second quarter of 2020. In March 2020, the U.S. banking agencies issued an interim final rule that became effective on March 31, 2020, and that provides banking organizations with an alternative option to delay for two years their estimates of the impact of CECL, relative to the incurred loss methodology, on regulatory capital, followed by a three-year transition period. As further described in Note 17 to the Condensed Consolidated Financial Statements, we are electing this alternative option instead of the one described in the December 2018 rule previously issued by banking agencies. During the first quarter of 2020, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $1.2 billion.
At March 31, 2020, Ally and Ally Bank were “well-capitalized” and met all applicable regulatory capital requirements, including with Common Equity Tier 1 capital ratios of 9.27% and 12.00%, respectively, compared to the minimum requirement of 4.50%. We continue to anticipate that we will have sufficient capital levels to meet all of these requirements. Additionally, we continue to access our routine short-term funding sources, such as FHLB borrowings and repurchase agreements, and to assess longer-term funding sources, such as unsecured debt and ABS where credit spreads have recently increased. In early April 2020, we issued $750 million in aggregate principal amount of 5.80% senior notes due 2025, which provided additional parent company liquidity, and further mitigated the risk of potential market volatility in future periods. Approximately 75% of our funding, however, is through deposits, and as described earlier in this section, we have and currently expect to maintain a strong deposits franchise. For additional discussions surrounding our capital and liquidity positions and related risks, refer to the section titled Liquidity Management, Funding, and Regulatory Capital in this MD&A.
The COVID-19 pandemic and related governmental mandates and advisories have necessitated changes in the way we operate our business. We activated our business continuity plan in late February 2020 and, since then, have migrated nearly all of our workforce off-site or to work-from-home arrangements to mitigate health risks. We are also carefully monitoring the activities of our vendors and other third-party service providers to manage the risks associated with any potential service disruptions. The length of time we may be required to operate under these circumstances, as well as the potential for them to worsen or for significant disruptions to occur, remains uncertain. While we have not yet experienced material adverse disruptions to our internal operations or third-party services due to the pandemic, we continue to review evolving risks and developments. To support our employees during this time, we have provided a range of financial-assistance offerings and enhanced benefits, including a $1,200 payment for those earning less than $100,000. In addition, we have pledged financial support to our communities for emergency needs, such as food, health care, emergency housing, and childcare.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by business line.

	Three months ended March 31,
($ in millions)	2020	2019	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,351	$2,433	(3)
Total interest expense	957	1,055	9
Net depreciation expense on operating lease assets	248	246	(1)
Net financing revenue and other interest income	1,146	1,132	1
Other revenue
Insurance premiums and service revenue earned	277	261	6
(Loss) gain on mortgage and automotive loans, net	(12)	10	n/m
Other (loss) gain on investments, net	(79)	108	(173)
Other income, net of losses	80	87	(8)
Total other revenue	266	466	(43)
Total net revenue	1,412	1,598	(12)
Provision for credit losses	903	282	n/m
Noninterest expense
Compensation and benefits expense	360	318	(13)
Insurance losses and loss adjustment expenses	74	59	(25)
Other operating expenses	486	453	(7)
Total noninterest expense	920	830	(11)
(Loss) income from continuing operations before income tax (benefit) expense	(411)	486	(185)
Income tax (benefit) expense from continuing operations	(92)	111	183
Net (loss) income from continuing operations	$(319)	$375	(185)
n/m = not meaningful
We incurred a loss from continuing operations of $319 million for the three months ended March 31, 2020, compared to income earned of $375 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, results were unfavorably impacted by higher provision for credit losses, driven by economic disruption as a result of the COVID-19 pandemic, and by lower market values of equity investments, as a result of volatility of capital markets in the current period. These items were partially offset by higher net financing revenue across our Automotive Finance and Corporate Finance operations for the three months ended March 31, 2020, and the income tax benefit associated with a pre-tax loss during the three months ended March 31, 2020.
Net financing revenue and other interest income increased $14 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase was driven by a $72 million increase in our consumer automotive financing revenue, which benefited from improved portfolio yields as a result of our continued focus on expanding risk-adjusted returns, and higher average consumer asset levels resulting from sustained asset growth. Additionally, we experienced a 9% decrease in total interest expense for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, which was driven by lower market interest rates and our continued shift to more cost-efficient deposit funding. Our total deposit liabilities increased $9.0 billion to $122.3 billion as of March 31, 2020, as compared to March 31, 2019. These items were partially offset by lower commercial automotive net financing revenue, which decreased primarily due to lower yields resulting from lower average benchmark interest rates, as well as lower outstanding floorplan assets compared to the first quarter of 2019.
Insurance premiums and service revenue earned was $277 million for the three months ended March 31, 2020, respectively, compared to $261 million for the same period in 2019. The increase for the three months ended March 31, 2020, was primarily due to growth within our F&I portfolio.
Other loss on investments was $79 million for the three months ended March 31, 2020, compared to a gain on investment of $108 million for the three months ended March 31, 2019. The loss on investments for the three months ended March 31, 2020, was driven by unrealized losses as a result of changes in the fair value of our equity portfolio, partially offset by realized gains in our available-for-sale securities. The loss on investments for the three months ended March 31, 2020, includes $185 million of unrealized losses as a result of

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

changes in the fair value of our portfolio of equity securities, compared to $70 million of unrealized gains in the fair value of our portfolio of equity securities for the three months ended March 31, 2019.
The provision for credit losses was $903 million for the three months ended March 31, 2020, compared to $282 million in 2019. The increase in provision for credit losses for the three months ended March 31, 2020, was primarily driven by $602 million of incremental reserves associated with the expected broad macroeconomic impact resulting from the COVID-19 pandemic. Additionally, provision expense increased as a result of higher provisions for specific loan exposures within our Corporate Finance operations. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $90 million for the three months ended March 31, 2020, as compared to three months ended March 31, 2019. The increase for the three months ended March 31, 2020, was driven by increased expenses to support the growth of our consumer product suite. We continue to make investments in our technology platform to enhance the customer experience and expand our digital capabilities. Additionally, the increase for the three months ended March 31, 2020, was driven by higher insurance losses and loss adjustment expense within our Insurance operations, primarily related to growth experienced in our portfolio of products, as well as noninterest expense associated with the addition of Ally Lending during the fourth quarter of 2019.
We recognized total income tax benefit from continuing operations of $92 million for the three months ended March 31, 2020, compared to $111 million of income tax expense for the same period in 2019. The decrease in income tax expense for the three months ended March 31, 2020, compared to the same period in 2019, was primarily driven by the tax effects of a decrease in pretax earnings.

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

	Three months ended March 31,
($ in millions)	2020	2019	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,202	$1,130	6
Commercial	307	422	(27)
Loans held-for-sale	—	1	(100)
Operating leases	367	361	2
Other interest income	1	1	—
Total financing revenue and other interest income	1,877	1,915	(2)
Interest expense	589	689	15
Net depreciation expense on operating lease assets (a)	248	246	(1)
Net financing revenue and other interest income	1,040	980	6
Other revenue
Gain on automotive loans, net	—	8	(100)
Other income	47	60	(22)
Total other revenue	47	68	(31)
Total net revenue	1,087	1,048	4
Provision for credit losses	766	262	(192)
Noninterest expense
Compensation and benefits expense	148	136	(9)
Other operating expenses	346	321	(8)
Total noninterest expense	494	457	(8)
(Loss) income from continuing operations before income tax expense	$(173)	$329	(153)
Total assets	$111,554	$115,789	(4)

(a)	Includes net remarketing gains of $2 million and $15 million for the three months ended March 31, 2020, and 2019, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	2020		2019
Three months ended March 31, ($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$72,550	6.54%	$70,981	6.47%
Commercial
Wholesale floorplan (c)	25,131	4.03	29,990	4.83
Other commercial automotive (d)	5,341	4.52	5,565	4.74
Investment in operating leases, net (e)	9,078	5.22	8,389	5.56

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Condensed Consolidated Financial Statements.

(c)	Includes the effects of derivative financial instruments designated as hedges.

(d)	Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.

(e)
Yield includes gains on the sale of off-lease vehicles of $2 million and $15 million for the three months ended March 31, 2020, and 2019, respectively. Excluding these gains on sale, the annualized yield would be 5.11% and 4.83% for the three months ended March 31, 2020, and 2019, respectively.

Our Automotive Finance operations incurred a loss from continuing operations before income tax expense of $173 million for the three months ended March 31, 2020, compared to income earned of $329 million for the three months ended March 31, 2019. The decrease was due primarily to higher provision for credit losses recognized during the first quarter of 2020, and decreased commercial financing revenue due to lower yields resulting from lower average benchmark interest rates and lower balances. The decrease was partially offset by higher consumer loan financing revenue, primarily driven by an increase in consumer loan portfolio yields and asset levels.
Consumer automotive loan financing revenue increased $72 million for the three months ended March 31, 2020, compared to the same period in 2019. The increase was primarily due to improved portfolio yields as a result of our continued focus on expanding risk-adjusted returns, and higher average consumer asset levels resulting from sustained asset growth, including a continued focus on the used-vehicle portfolio primarily through franchised dealers and growth in application volume from our dealer network. Through these actions, we continue to optimize our origination mix and achieve greater portfolio diversification.
Commercial loan financing revenue decreased $115 million for the three months ended March 31, 2020, compared to same period in 2019. The decrease was primarily due to lower yields resulting from lower average benchmark interest rates. The decrease was also due to lower outstanding floorplan assets compared to the first quarter of 2019.
Interest expense was $589 million for the three months ended March 31, 2020, compared to $689 million for the three months ended March 31, 2019. The decrease was primarily due to lower market interest rates and our continued shift to more cost-efficient deposit funding.
Other income decreased 22% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease was primarily due to a decline in late fee income, attributed to a temporary suppression of late fees as a result of the implementation of our new technology platform for our consumer automotive loans and operating leases. In addition, as part of our COVID-19 relief efforts, late fees were suppressed starting in the middle of March, and we expect this trend of lower late fee income to continue into the second quarter of 2020.
Total net operating lease revenue increased $4 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase was primarily due to asset growth and favorable performance and mix in our outstanding lease portfolio. Additionally, we recognized lower remarketing gains of $2 million for the three months ended March 31, 2020, compared to $15 million for the three months ended March 31, 2019. The decrease was primarily due to a lower number of terminated units and lower gain per unit. The lower number of terminated units was primarily due to a temporary reduction in vehicle remarketing activity as a result of the implementation of our new technology platform for our consumer automotive loans and operating leases and, subsequently, impacts of the COVID-19 pandemic, which furthered the reduction in vehicle remarketing activity during the second half of March 2020, driven by reduced activity at auction sites and low dealer demand. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for credit losses was $766 million for the three months ended March 31, 2020, compared to $262 million for the same period in 2019. For the three months ended March 31, 2020, the increase was primarily driven by $509 million of incremental reserves associated with the expected broad macroeconomic impact resulting from the COVID-19 pandemic. Refer to the Risk Management section of this MD&A for further discussion.
Other operating expenses was $346 million for the three months ended March 31, 2020, compared to $321 million for the three months ended March 31, 2019. The increase was primarily driven by costs associated with the implementation of our new technology platform for our consumer automotive loans and operating leases.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing
For the three months ended March 31, 2020, our portfolio yield for consumer automotive loans increased 7 basis points relative to the three months ended March 31, 2019. We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates at the time of origination, anticipated operating costs, and targeted return on equity. Over the past several years, we have continued to focus on optimizing pricing relative to market interest rates as well as portfolio diversification and the used-vehicle segment, primarily through franchised dealers, which has contributed to higher yields on our consumer automotive loan portfolio. Commensurate with this shift in origination mix, we continue to maintain consistent, disciplined underwriting within our new and used consumer automotive loan originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.5 billion, or approximately 11.6% of our total consumer automotive loans at March 31, 2020, as compared to $8.4 billion, or approximately 11.6% of our total consumer automotive loans at December 31, 2019.
The following table presents retail loan originations by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended March 31, 2020
S	$1.2	24	738	$1.3	45	739
A	2.2	44	680	1.1	38	674
B	1.2	24	646	0.4	14	644
C	0.4	8	617	0.1	3	615
Total retail originations	$5.0	100	681	$2.9	100	695
Three months ended March 31, 2019
S	$1.4	27	739	$1.5	48	745
A	2.1	40	677	1.1	36	675
B	1.3	25	644	0.4	13	642
C	0.4	8	610	0.1	3	611
Total retail originations	$5.2	100	681	$3.1	100	701

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

The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

	Three months ended March 31,
	2020	2019
0–71	20%	20%
72–75	65	66
76 +	15	14
Total retail originations (a)	100%	100%

(a)	Excludes RV loans.
Retail originations with a term of 76 months or more represented 15% of total retail originations for the three months ended March 31, 2020, respectively, compared to 14% for the three months ended March 31, 2019. Substantially all of the loans originated with a term of 76 months or more during the three months ended March 31, 2020, and 2019, were considered to be prime and in credit tiers S, A, or B. We define prime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total outstanding retail loans by origination year.

March 31,	2020	2019
Pre-2016	5%	13%
2016	9	16
2017	15	24
2018	24	35
2019	36	12
2020	11	—
Total	100%	100%
The 2020, 2019, and 2018 vintages compose 71% of the overall retail portfolio as of March 31, 2020, and have higher average buy rates than older vintages.
The following tables present the total retail loan and operating lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2020	2019	2020	2019
Used retail	$4,952	$5,152	55	56
New retail standard	2,861	3,049	32	33
Lease	1,218	883	13	10
New retail subvented	36	67	—	1
Total consumer automotive financing originations (a)	$9,067	$9,151	100	100

(a)	Includes CSG originations of $992 million and $976 million for the three months ended March 31, 2020, and 2019, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2020	2019	2020	2019
Growth channel	$4,549	$4,491	50	49
Chrysler dealers	2,318	2,286	26	25
GM dealers	2,200	2,374	24	26
Total consumer automotive financing originations	$9,067	$9,151	100	100
During the three months ended March 31, 2020, total consumer automotive loan and operating lease originations decreased $84 million, compared to the same period in 2019. The decrease was primarily due to decreased originations from the GM channel, which was partially offset by higher originations from the Growth channel. Over the past several years we have continued to diversify our portfolio through the Growth channel, including increased levels of used-vehicle loan volume, which we view as an attractive asset class consistent with our continued focus on obtaining appropriate risk-adjusted returns.
Our consumer automotive lending operations have been adversely impacted by the COVID-19 pandemic. We experienced declines of approximately 50% in our consumer automotive loan applications during the second half of March 2020, and to a slightly lesser degree, this trend has continued into April 2020, as governments acted to temporarily close or restrict the operations of automotive dealers and as many consumers changed their behavior in response to governmental mandates and advisories to sharply restrain commercial and social interactions. This trend of lower loan application activity will likely continue into at least the near future and may persist until the pandemic is demonstrably and sustainably contained, authorities cease curbing household and business activity, and consumer and business confidence recover.
We have included origination metrics by loan term and FICO® Score within this MD&A. However, the proprietary way we evaluate risk is based on multiple inputs as described in the section titled Automotive Financing Volume—Acquisition and Underwriting within the MD&A in our 2019 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of retail loan and operating lease originations, in dollars, by FICO® Score and product type.

	Used retail		New retail		Lease
Three months ended March 31,	2020	2019	2020	2019	2020	2019
740 +	18%	19%	21%	25%	47%	47%
660–739	39	39	34	33	35	35
620–659	25	26	20	20	11	11
540–619	13	12	8	6	5	5
< 540	1	1	1	1	—	—
Unscored (a)	4	3	16	15	2	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%

(a)	Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 11% of total consumer loan and operating lease originations for the three months ended March 31, 2020, compared to 10% for three months ended March 31, 2019. Consumer loans and operating leases with FICO® Scores of less than 540 continued to compose only 1% of total originations for the three months ended March 31, 2020. Nonprime applications that are not automatically declined by our proprietary credit-scoring models for risk reasons are manually reviewed and decisioned by an experienced underwriting team. Nonprime applications are subject to more stringent underwriting criteria (for example, minimum payment-to-income ratio and vehicle mileage, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
For discussion of manufacturer marketing incentives, refer to the section titled Automotive Financing Volume—Manufacturer Marketing Incentives within the MD&A in our 2019 Annual Report on Form 10-K.
Commercial Wholesale Financing Volume
The following table presents the percentage of average balance of our commercial wholesale floorplan finance receivables, in dollars, by product type and by channel.

	Average balance
Three months ended March 31, ($ in millions)	2020	2019
GM new vehicles	35%	40%
Chrysler new vehicles	33	33
Growth new vehicles	15	14
Used vehicles	17	13
Total	100%	100%
Total commercial wholesale finance receivables	$25,131	$29,990
Average commercial wholesale financing receivables outstanding decreased $4.9 billion during the three months ended March 31, 2020, compared to same period in 2019. The decrease was primarily driven by a reduction in the number of GM dealer relationships due to the competitive environment across the automotive lending market, partially offset by higher average vehicle prices. Dealer inventory levels are dependent on a number of factors, including manufacturer production schedules and vehicle mix, sales incentives, and industry sales—all of which can influence future wholesale balances. Manufacturer production and corresponding dealer stock levels, as well as dealer penetration levels, may continue to influence our future wholesale balances during 2020. For example, beginning in March 2020 as a result of the COVID-19 pandemic, many automotive manufacturers and their suppliers have taken measures to slow or shut down production. Additionally, there have been a number of jurisdictions where governments have acted to temporarily close or restrict the operations of automotive dealers, and many consumers and businesses have changed their behavior in response to governmental mandates and advisories to sharply restrain commercial and social interactions. It is not currently clear how long these trends may persist, and what impact these factors may have on our dealer customers or their levels of vehicle inventory.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans decreased 4% to $5.3 billion for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended March 31,
($ in millions)	2020	2019	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$277	$261	6
Interest and dividends on investment securities and cash and cash equivalents, net (a)	14	12	17
Other (loss) gain on investments, net (b)	(142)	95	n/m
Other income	2	4	(50)
Total insurance premiums and other income	151	372	(59)
Expense
Insurance losses and loss adjustment expenses	74	59	(25)
Acquisition and underwriting expense
Compensation and benefits expense	21	21	—
Insurance commissions expense	126	114	(11)
Other expenses	35	33	(6)
Total acquisition and underwriting expense	182	168	(8)
Total expense	256	227	(13)
(Loss) income from continuing operations before income tax expense	$(105)	$145	(172)
Total assets	$8,420	$8,179	3
Insurance premiums and service revenue written	$317	$305	4
Combined ratio (c)	91.6%	85.7%
n/m = not meaningful

(a)	Includes interest expense of $20 million and $19 million, for the three months ended March 31, 2020, and 2019, respectively.

(b)
Includes net unrealized losses on equity securities of $182 million for the three months ended March 31, 2020, compared to net unrealized gains of $65 million for the three months ended March 31, 2019.

(c)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Our Insurance operations incurred a loss from continuing operations before income tax expense of $105 million for the three months ended March 31, 2020, compared to income of $145 million for the three months ended March 31, 2019. The decrease for the three months ended March 31, 2020, was primarily driven by $182 million of net unrealized losses on investments within our equity securities portfolio, primarily as a result of unfavorable market conditions due to the COVID-19 pandemic, compared to net unrealized gains of $65 million for the three months ended March 31, 2019.
Insurance premiums and service revenue earned was $277 million for the three months ended March 31, 2020, compared to $261 million for the three months ended March 31, 2019. The increase for the three months ended March 31, 2020, was primarily due to growth within our F&I portfolio.
Insurance losses and loss adjustment expenses totaled $74 million for the three months ended March 31, 2020, compared to $59 million for the same period in 2019. The increase for the three months ended March 31, 2020, was primarily driven by higher weather-related losses, higher VSC losses, and higher vehicle inventory insurance nonweather losses. Total acquisition and underwriting expense increased $14 million for the three months ended March 31, 2020. The increase for the three months ended March 31, 2020, was primarily due to an increase in insurance commissions expense, driven by growth in our F&I portfolio. Higher weather losses and expenses drove an increase in the combined ratio to 91.6% for the three months ended March 31, 2020, compared to 85.7% for the three months ended March 31, 2019. In April 2020, we renewed our annual reinsurance program and continue to utilize this coverage to manage our risk of weather-related loss.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Premium and Service Revenue Written
The following table summarizes premium and service revenue written by product, net of premiums ceded to reinsurers. VSC and GAP revenue are earned over the life of the service contract on a basis proportionate to the anticipated cost pattern. Refer to Note 3 to the Condensed Consolidated Financial Statements for further discussion of this revenue stream.

	Three months ended March 31,
($ in millions)	2020	2019
Finance and insurance products
Vehicle service contracts	$207	$203
Guaranteed asset protection and other finance and insurance products (a)	33	26
Total finance and insurance products	240	229
Property and casualty insurance (b)	77	76
Total	$317	$305

(a)	Other products include VMCs, ClearGuard, and other ancillary products.

(b)	P&C insurance include vehicle inventory insurance and dealer ancillary products.
Insurance premiums and service revenue written was $317 million for the three months ended March 31, 2020, compared to $305 million in 2019. The increase for the three months ended March 31, 2020, was primarily due to F&I rate increases, portfolio growth, and lower dealer reinsurance rates.
Our insurance operations have been adversely impacted by the COVID-19 pandemic. In a number of jurisdictions in which we operate, governments have acted to temporarily close or restrict the operations of automotive dealers, and many consumers and businesses have changed their behavior in response to governmental mandates and advisories to sharply restrain commercial and social interactions. This has significantly reduced our F&I written premiums in late March and April. Additionally, to the extent dealer inventory levels decline, this could result in lower vehicle inventory insurance premiums. These trends will likely continue into at least the near future and may persist until the pandemic is demonstrably and sustainably contained, authorities cease curbing household and business activity, and consumer and business confidence recover.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	March 31, 2020	December 31, 2019
Cash
Noninterest-bearing cash	$70	$95
Interest-bearing cash	1,025	1,230
Total cash	1,095	1,325
Equity securities	937	608
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	55	528
U.S. States and political subdivisions	544	530
Foreign government	180	186
Agency mortgage-backed residential	1,127	1,132
Mortgage-backed residential	63	70
Corporate debt	1,192	1,363
Total available-for-sale securities	3,161	3,809
Total cash and securities	$5,193	$5,742

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended March 31,
($ in millions)	2020	2019	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$138	$146	(5)
Interest expense	100	96	(4)
Net financing revenue and other interest income	38	50	(24)
Gain on mortgage loans, net	9	2	n/m
Other income, net of losses	1	—	n/m
Total other revenue	10	2	n/m
Total net revenue	48	52	(8)
Provision for credit losses	1	2	50
Noninterest expense
Compensation and benefits expense	6	8	25
Other operating expenses	29	29	—
Total noninterest expense	35	37	5
Income from continuing operations before income tax expense	$12	$13	(8)
Total assets	$16,135	$16,301	(1)
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $12 million for the three months ended March 31, 2020, compared to $13 million for the three months ended March 31, 2019. The decrease for the three months ended March 31, 2020, was primarily due to lower net financing revenue and other interest income, which was driven by higher prepayment activity, partially offset by an increase in the net gain on sale of mortgage loans and a decrease in the provision for credit losses.
Net financing revenue and other interest income was $38 million for the three months ended March 31, 2020, compared to $50 million for the three months ended March 31, 2019. The decrease in net financing revenue and other interest income for the three months ended March 31, 2020, was primarily due to accelerated premium amortization of purchased loans due to higher prepayment activity driven by a lower interest rate environment. Amortization was $21 million for the three months ended March 31, 2020, compared to $10 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, we purchased $484 million of mortgage loans that were originated by third parties and originated $429 million of mortgage loans held-for-investment, compared to $1.2 billion and $262 million, respectively, during the three months ended March 31, 2019.
Gain on sale of mortgage loans, net, was $9 million for the three months ended March 31, 2020, compared to $2 million for the three months ended March 31, 2019. The increase was driven by higher direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment provider during the three months ended March 31, 2020. During the three months ended March 31, 2020, we originated $300 million of loans held-for-sale compared to $89 million during the three months ended March 31, 2019.
The provision for credit losses decreased $1 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, as a result of reserve releases due to decreases in asset levels, partially offset by higher expected losses due to COVID-19 driven market deterioration.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the total UPB of purchases and originations of consumer mortgages held-for-investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended March 31, 2020
740 +	$795	87
720–739	72	8
700–719	46	5
680–699	1	—
Total consumer mortgage financing volume	$914	100
Three months ended March 31, 2019
740 +	$1,198	80
720–739	163	11
700–719	130	9
680–699	6	—
Total consumer mortgage financing volume	$1,497	100
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
March 31, 2020
Adjustable-rate	$1,538	10	3.47%	$19	51.19%	772
Fixed-rate	14,157	90	4.01	235	60.91	772
Total	$15,695	100	3.96	$254	59.96	772
December 31, 2019
Adjustable-rate	$1,715	11	3.46%	$22	51.59%	774
Fixed-rate	14,200	89	4.07	244	61.39	774
Total	$15,915	100	4.01	$266	60.33	774

(a)	Represents UPB, net of charge-offs.

(b)	Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.

(c)	Updated to reflect changes in credit score since loan origination.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended March 31,
($ in millions)	2020	2019	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$93	$89	4
Interest on loans held-for-sale	2	1	100
Interest expense	27	36	25
Net financing revenue and other interest income	68	54	26
Total other revenue	13	11	18
Total net revenue	81	65	25
Provision for credit losses	114	23	n/m
Noninterest expense
Compensation and benefits expense	21	19	(11)
Other operating expenses	14	10	(40)
Total noninterest expense	35	29	(21)
(Loss) income from continuing operations before income tax expense	$(68)	$13	n/m
Total assets	$6,572	$5,006	31
n/m = not meaningful
Our Corporate Finance operations incurred a loss from continuing operations before income tax expense of $68 million for the three months ended March 31, 2020, compared to income earned of $13 million for the three months ended March 31, 2019. The decrease was due primarily to higher provision for credit losses recognized during the first quarter of 2020, partially offset by higher net financing revenue and other interest income resulting from higher asset levels.
Net financing revenue and other interest income was $68 million for the three months ended March 31, 2020, compared to $54 million for the three months ended March 31, 2019. The increase was primarily due to the growth of our loan portfolio, represented by a 31% increase in the gross carrying value of finance receivables and loans. Growth in the portfolio was primarily driven by asset-based lending, mostly through our lender finance vertical, which provides asset managers with partial funding for their direct lending activities. Additionally, we experienced growth in our portfolio as a result of existing borrowers who drew upon credit lines in order to obtain liquidity during the second half of March 2020 in response to developments from COVID-19. This trend of drawing upon credit lines subsided in April.
Other revenue was $13 million for the three months ended March 31, 2020, compared to $11 million for the three months ended March 31, 2019. The increase for the three months ended March 31, 2020, was primarily driven by higher syndication income, partially offset by $4 million in unrealized losses on equity securities.
The provision for credit losses increased $91 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase was primarily driven by $69 million of incremental reserves associated with the expected broad macroeconomic impact resulting from the COVID-19 pandemic. Additionally, provision expense increased as a result of higher provisions for specific loan exposures, and an increase associated with portfolio growth. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense was $35 million for the three months ended March 31, 2020, respectively, compared to $29 million for the three months ended March 31, 2019. The increase was primarily due to higher compensation and benefits expense and other noninterest costs associated with growth in the business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Credit Portfolio
The following table presents loans held-for-sale, the gross carrying value of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations.

($ in millions)	March 31, 2020	December 31, 2019
Loans held-for-sale, net	$133	$100
Finance receivables and loans	$6,549	$5,688
Unfunded lending commitments (a)	$2,542	$2,682
Total serviced loans	$7,198	$6,380

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

	March 31, 2020	December 31, 2019
Industry
Health services	24.7%	25.8%
Services	19.7	19.8
Financial services	14.1	13.0
Automotive and transportation	10.8	11.4
Machinery, equipment, and electronics	6.5	7.0
Chemicals and metals	4.9	5.9
Food and beverages	3.7	3.9
Wholesale	3.4	3.4
Other manufactured products	3.4	3.1
Lumber and wood	2.6	1.1
Retail trade	1.6	1.3
Paper, printing, and publishing	1.6	1.7
Other	3.0	2.6
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended March 31,
($ in millions)	2020	2019	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$3	$21	(86)
Interest and dividends on investment securities and other earning assets	197	213	(8)
Interest on cash and cash equivalents	9	19	(53)
Other, net	(2)	(2)	—
Total financing revenue and other interest income	207	251	(18)
Interest expense
Original issue discount amortization (b)	11	10	(10)
Other interest expense (c)	210	205	(2)
Total interest expense	221	215	(3)
Net financing revenue and other interest income	(14)	36	(139)
Other revenue
Loss on mortgage and automotive loans, net	(21)	—	n/m
Other gain on investments, net	67	9	n/m
Other income, net of losses	13	16	(19)
Total other revenue	59	25	136
Total net revenue	45	61	(26)
Provision for credit losses	22	(5)	n/m
Total noninterest expense (d)	100	80	(25)
Loss from continuing operations before income tax expense	$(77)	$(14)	n/m
Total assets	$39,846	$34,842	14
n/m = not meaningful

(a)
Primarily related to impacts associated with hedging activities within our consumer automotive loan portfolio, financing revenue from our legacy mortgage portfolio, and consumer unsecured lending activity.

(b)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.

(d)
Includes reductions of $256 million and $229 million for the three months ended March 31, 2020, and 2019, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

The following table presents the scheduled remaining amortization of the original issue discount at March 31, 2020.

Year ended December 31, ($ in millions)	2020	2021	2022	2023	2024	2025 and thereafter	Total
Original issue discount
Outstanding balance at year end	$1,055	$1,006	$953	$893	$826	$—
Total amortization (b)	34	49	53	60	67	826	$1,089

(a)	The maximum annual scheduled amortization for any individual year is $143 million in 2030.

(b)	The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate and Other incurred a loss from continuing operations before income tax expense of $77 million for the three months ended March 31, 2020, compared to a loss of $14 million for the three months ended March 31, 2019. The increase in loss before income tax expense was primarily driven by a decrease in total financing revenue and other interest income from our investment securities portfolio and hedging activities, and higher provision for credit losses for Ally Lending associated with the expected broad macroeconomic impact resulting from COVID-19.
Financing revenue and other interest income was $207 million for the three months ended March 31, 2020, compared to $251 million for the three months ended March 31, 2019. The decrease was primarily driven by the impacts of a lower interest rate environment on the investment securities portfolio and hedging activities.
Total other revenue was $59 million for the three months ended March 31, 2020, compared to $25 million for the three months ended March 31, 2019. The increase was primarily due to increased realized investment gains.
The provision for credit losses increased $27 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase was primarily driven by $18 million of incremental reserves for Ally Lending associated with the expected broad macroeconomic impact resulting from the COVID-19 pandemic. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total assets were $39.8 billion as of March 31, 2020, compared to $34.8 billion as of March 31, 2019. This increase was primarily the result of growth in our available-for-sale securities portfolio and interest-bearing cash and cash equivalents. The increase was partially offset by a decline in our held-to-maturity securities portfolio and the continued runoff of our legacy mortgage portfolio. At March 31, 2020, the gross carrying value of the legacy mortgage portfolio was $1.1 billion, compared to $1.4 billion at March 31, 2019.
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	March 31, 2020	December 31, 2019
Cash
Noninterest-bearing cash	$360	$501
Interest-bearing cash	4,683	1,706
Total cash	5,043	2,207
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	751	1,520
U.S. States and political subdivisions	165	111
Agency mortgage-backed residential	20,406	20,272
Mortgage-backed residential	2,885	2,780
Agency mortgage-backed commercial	1,447	1,382
Mortgage-backed commercial	37	42
Asset-backed	329	368
Total available-for-sale securities	26,020	26,475
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,563	1,579
Asset-backed retained notes	17	21
Total held-to-maturity securities	1,580	1,600
Total cash and securities	$32,643	$30,282

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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

	1st quarter 2020	4th quarter 2019	3rd quarter 2019	2nd quarter 2019	1st quarter 2019
Trading days (a)	62.0	63.0	63.5	63.0	61.0
Average customer trades per day (in thousands)	43.9	21.2	17.7	18.3	19.5
Funded accounts (b) (in thousands)	373	347	346	337	320
Total net customer assets ($ in millions)	$7,489	$7,850	$7,151	$7,149	$6,796
Total customer cash balances ($ in millions)	$1,856	$1,376	$1,272	$1,229	$1,209

(a)	Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.

(b)	Represents open and funded brokerage accounts.
During the first quarter of 2020, extreme market volatility resulting from the COVID-19 pandemic generated increased account openings and trade activity, as compared to the fourth quarter of 2019. Total funded accounts increased 7% from the prior quarter and increased 17% from the first quarter of 2019. Average customer trades per day increased 107% from the prior quarter, driven primarily by increased market volatility. Additionally, net customer assets decreased 5% in the first quarter of 2020, as a result of equity market depreciation.

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

Our risk-management framework is overseen by the RC. The RC sets the risk appetite across our company while risk-oriented management committees, the executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks within our risk appetite. For more information on our risk management process, refer to the Risk Management MD&A section of our 2019 Annual Report on Form 10-K.
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities.

($ in millions)	March 31, 2020	December 31, 2019
Finance receivables and loans
Automotive Finance	$104,222	$104,880
Mortgage Finance	15,949	16,181
Corporate Finance	6,549	5,688
Corporate and Other (a)	1,419	1,482
Total finance receivables and loans	128,139	128,231
Loans held-for-sale
Mortgage Finance (b)	68	28
Corporate Finance	133	100
Corporate and Other	34	30
Total loans held-for-sale	235	158
Total on-balance-sheet loans	128,374	128,389
Off-balance-sheet securitized loans
Automotive Finance (c)	340	417
Whole-loan sales
Automotive Finance (c)	139	207
Total off-balance-sheet loans	479	624
Operating lease assets
Automotive Finance	9,064	8,864
Total loan and operating lease exposure	$137,917	$137,877

(a)	Includes $1.1 billion of consumer mortgage loans in our legacy mortgage portfolio at both March 31, 2020, and December 31, 2019.

(b)	Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.

(c)	Represents the current unpaid principal balance of outstanding loans, which are subject to our customary representation, warranty, and covenant provisions.
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
Credit risk is a major source of potential economic loss to us. Credit risk is monitored by the RCs, executive leadership team, and our associates. Together, they oversee credit decisioning, account servicing activities, and credit-risk-management processes, and manage credit risk exposures within our risk appetite. In addition, our Loan Review Group provides an independent assessment of the quality of our credit portfolios and credit-risk-management practices, and reports its findings to the RC on a regular basis.
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. Through February 2020, the U.S. economy continued to modestly expand, led by consumer spending. However, as a result of the COVID-19 pandemic, a number of governmental authorities implemented stay-at-home orders, and mandated closures of businesses deemed nonessential. Throughout March, the labor market began to show an impact from this unprecedented development, with the unemployment rate rising to 4.4% as of March 31, 2020. As a result of the economic disruption from COVID-19, sales of light motor vehicles fell to an annual pace of 11.4 million in March, the lowest in nearly a decade. Rising unemployment and falling vehicle sales suggest downward pressure on used vehicle values during 2020.
Consumer Credit Portfolio
During the three months ended March 31, 2020, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, as well as high-quality jumbo and LMI mortgage loans that are acquired through bulk loan purchases and direct-to-consumer mortgage originations. We also further diversified our consumer portfolio to include personal lending through the acquisition of Health Credit Services during the fourth quarter of 2019. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 11.6% of our total consumer automotive loans at both March 31, 2020, and December 31, 2019. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Consumer automotive (c) (d)	$72,832	$72,390	$1,077	$762	$—	$—
Consumer mortgage
Mortgage Finance	15,949	16,181	22	17	—	—
Mortgage — Legacy	1,061	1,141	40	40	—	—
Total consumer mortgage	17,010	17,322	62	57	—	—
Consumer other (e)	214	201	1	2	—	—
Total consumer finance receivables and loans	$90,056	$89,913	$1,140	$821	$—	$—

(a)	Includes nonaccrual TDR loans of $496 million and $252 million at March 31, 2020, and December 31, 2019, respectively.

(b)
Loans are generally in nonaccrual status when principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 to the Condensed Consolidated Financial Statements for a description of our accounting policies for finance receivables and loans.

(c)	Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 18 to the Condensed Consolidated Financial Statements for additional information.

(d)	Includes outstanding CSG loans of $8.3 billion and $8.2 billion at March 31, 2020, and December 31, 2019, respectively, and RV loans of $1.3 billion at both March 31, 2020, and December 31, 2019.

(e)	Excludes $10 million of finance receivables at March 31, 2020, and $11 million at December 31, 2019, for which we have elected the fair value option.
Total consumer finance receivables and loans increased $143 million at March 31, 2020, compared with December 31, 2019. The increase consists of $442 million of consumer automotive finance receivables and loans, and $13 million of consumer other finance receivables and loans, partially offset by a decrease of $312 million of consumer mortgage finance receivables and loans. The increase in consumer automotive finance receivables and loans was primarily related to continued momentum in our used vehicle lending. This increase was partially offset by lower consumer mortgage finance receivables and loans as a result of loan pay-offs which exceeded bulk loan purchases and direct-to-consumer origination volume.
In response to COVID-19, we have taken a number of actions to support our borrowers and help manage credit risk. In our automotive finance business, existing customers may elect to defer their loan payments for up to 120 days without late fees being incurred but with finance charges continuing to accrue. As of March 31, 2020, approximately 716,000 or approximately 18% of our existing consumer automotive customers had enrolled in this loan modification program, and approximately 71% of these enrolled customers had requested a 120-day deferral. Approximately 92% of these enrolled customers were considered current on their loans at the time of enrollment. Through April 16, 2020, approximately 1.1 million consumer automotive loan customers have cumulatively enrolled in this program and we continue to offer this program to our customers. For new consumer automotive loans, customers are provided with the option to defer their first payment for 90 days without late fees being incurred but with finance charges accruing.
While the cumulative enrollment in this program is unprecedented, loan extensions and modifications have historically been used successfully to help manage credit losses. We have previously been effective in administering large-scale loan extensions and modifications in targeted areas following certain natural disasters such as hurricanes and floods in recent years. We are proactively monitoring the risk profile of this population of borrowers to assist in determining our collection treatments which is a core element of our servicing program. Further, we are continuing to actively work with our delinquent customers to ensure we provide everyone with the opportunity to participate in a loan modification program where appropriate.
In our mortgage-lending business, existing customers experiencing financial hardship due to an interruption of income related to the COVID-19 pandemic may elect to defer their loan payments for up to 120 days without late fees being incurred but with interest continuing to accrue. As of March 31, 2020, approximately 1,200 or approximately 3% of our existing mortgage-lending customers had enrolled in this program. Approximately 92% of these enrolled customers were considered current on their loans at the time of enrollment.
In our personal-lending business, existing customers experiencing financial hardship due to the COVID-19 pandemic may elect to defer their loan payments for up to 120 days without late fees being incurred or finance charges continuing to accrue. As of March 31, 2020, approximately 900 or approximately 1% of our existing personal-lending customers had enrolled in this loan modification program. In addition to this program, we have temporarily suspended late fees for all customers with current accounts.
In accordance with regulatory guidance, if borrowers are less than 30 days past due on their loans and enter into loan modifications offered as a result of COVID-19, their loans generally continue to be considered performing loans and continue to accrue interest during the period of the loan modification. For borrowers who are 30 days or more past due when entering into loan modifications offered as a result of COVID-19, we evaluate the loan modifications under our existing troubled debt restructuring framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest. For all borrowers who enroll in these loan modification programs offered as a result of COVID-19, the delinquency status of

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

the borrowers is frozen, resulting in a static delinquency metric during the deferral period. Upon exiting the deferral program, the measurement of loan delinquency will resume where it had left off upon entry into the program.
Total consumer nonperforming finance receivables and loans at March 31, 2020, increased $319 million to $1.1 billion from December 31, 2019. The increase was primarily due to our consumer automotive loan portfolio which experienced higher delinquency rates as part of our continued diversification strategy and as a result of the COVID-19 pandemic, as well as portfolio growth. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.3% at March 31, 2020, and 0.9% at December 31, 2019, respectively.
Total consumer TDRs outstanding at March 31, 2020, increased $223 million since December 31, 2019, to $969 million. Results primarily reflect a $224 million increase in our consumer automotive loan portfolio, driven by the impact of our loan modification program offered to borrowers affected by the COVID-19 pandemic, where the loan modification in connection with other factors resulted in a TDR classification. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information.
Consumer automotive loans accruing and past due 30 days or more decreased $294 million to $2.3 billion at March 31, 2020, compared to December 31, 2019, primarily due to seasonality. This decrease was partially offset by higher delinquency rates experienced in our portfolio as a result of the COVID-19 pandemic.
The following table includes consumer net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended March 31,
	Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2020	2019	2020	2019
Consumer automotive	$262	$234	1.4%	1.3%
Consumer mortgage
Mortgage Finance	—	—	—	—
Mortgage — Legacy	(2)	(2)	(0.5)	(0.6)
Total consumer mortgage	(2)	(2)	—	1.1
Consumer other	4	—	7.5	—
Total consumer finance receivables and loans	$264	$232	1.2	1.1

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer finance receivables and loans were $264 million for the three months ended March 31, 2020, compared to $232 million for the three months ended March 31, 2019. Net charge-offs for our consumer automotive portfolio increased by $28 million for the three months ended March 31, 2020. The increase was primarily driven by a brief scheduled moratorium on all collections and repossession activities at the end of 2019 prior to the conversion to a new servicing and accounting technology platform. Charge-offs also increased as a result of lower recoveries, and loan portfolio growth. Through much of the first quarter, our consumer automotive loan portfolio experienced strong overall credit performance driven by favorable macroeconomic conditions including low unemployment and continued disciplined underwriting. During the second half of March and into April economic conditions have deteriorated as a result of COVID-19. While we have taken a number of actions including the utilization of loan modification programs to support our customers and manage credit risk, we may incur higher charge-offs in future periods as a result of continued economic dislocation resulting from the impacts of COVID-19.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended March 31,
($ in millions)	2020	2019
Consumer automotive	$7,849	$8,268
Consumer mortgage (a)	729	351
Consumer other (b)	70	—
Total consumer loan originations	$8,648	$8,619

(a)
Excludes bulk loan purchases associated with our Mortgage Finance operations, and includes $300 million and $89 million of loans originated as held-for-sale for the three months ended March 31, 2020, and March 31, 2019, respectively.

(b)	Amounts relate to originations from our Ally Lending business, following the acquisition of Health Credit Services during the fourth quarter of 2019.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Total consumer loan originations increased $29 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase was primarily due to growth in the direct-to-consumer mortgage business driven by the lower interest rate environment, as well as origination volume from Ally Lending. These increases were mostly offset by lower consumer automotive loan originations driven by lower GM used volume and Growth new volume, partially offset by higher Growth used volume.
The following table shows the percentage of consumer automotive and consumer mortgage finance receivables and loans by state concentration based on amortized cost. Total consumer automotive loans were $72.8 billion and $72.4 billion at March 31, 2020, and December 31, 2019, respectively. Total consumer mortgage loans were $17.0 billion and $17.3 billion at March 31, 2020, and December 31, 2019, respectively.

	March 31, 2020 (a)		December 31, 2019
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.5%	35.1%	8.5%	35.1%
Texas	12.4	6.7	12.4	6.5
Florida	8.8	5.1	8.8	5.1
Pennsylvania	4.6	1.9	4.6	1.9
Illinois	4.0	2.7	4.1	2.6
Georgia	3.9	2.9	3.9	2.8
North Carolina	4.0	2.0	4.0	2.0
New York	3.1	3.0	3.1	3.0
Ohio	3.6	0.5	3.6	0.5
New Jersey	2.8	2.3	2.8	2.3
Other United States	44.3	37.8	44.2	38.2
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at March 31, 2020.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 24.9% of our total outstanding consumer finance receivables and loans at both March 31, 2020, and December 31, 2019. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
Repossessed and Foreclosed Assets
We classify an asset as repossessed or foreclosed, which is included in other assets on our Condensed Consolidated Balance Sheet, when physical possession of the collateral is taken. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.
Repossessed consumer automotive loan assets in our Automotive Finance operations increased $39 million from December 31, 2019, to $186 million at March 31, 2020. Foreclosed mortgage assets decreased $3 million from December 31, 2019, to $6 million at March 31, 2020.
Commercial Credit Portfolio
During the three months ended March 31, 2020, the credit performance of the commercial portfolio remained stable as both nonperforming finance receivables and loans and our net charge-offs remained low. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Commercial and industrial
Automotive	$27,394	$28,332	$86	$73	$—	$—
Other (c)	5,878	5,014	162	138	—	—
Commercial real estate	4,801	4,961	8	4	—	—
Total commercial finance receivables and loans	$38,073	$38,307	$256	$215	$—	$—

(a)	Includes nonaccrual TDR loans of $125 million and $114 million at March 31, 2020, and December 31, 2019, respectively.

(b)
Loans are generally in nonaccrual status when principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 to the Condensed Consolidated Financial Statements for a description of our accounting policies for finance receivables and loans.

(c)	Other commercial and industrial primarily includes senior secured commercial lending largely associated with our Corporate Finance operations.
Total commercial finance receivables and loans outstanding decreased $234 million from December 31, 2019, to $38.1 billion at March 31, 2020. The decrease was primarily driven by a reduction in the number of GM dealer relationships due to the competitive environment across the automotive lending market. This decrease was partially offset by growth in our Corporate Finance portfolio that was primarily driven by asset-based lending, mostly through our lender finance vertical, which provides asset managers with partial funding for their direct lending activities. Additionally, we experienced growth in our portfolio as a result of existing borrowers who drew upon credit lines in order to obtain liquidity during the second half of March 2020 in response to developments from COVID-19.
As a result of the COVID-19 pandemic, we announced a series of actions to support our customers and manage credit risk within our commercial automotive loan portfolio. In addition, for dealers with current accounts, we have offered for up to four months a waiver of curtailments on wholesale floorplan loans, an increase in floorplan advance rates, a deferral of interest and insurance charges on wholesale borrowings, and a deferral of term loan payments. As of March 31, 2020, approximately 2,270 or approximately 72% of eligible dealers had requested at least one form of this assistance. These accounts will remain current and continue to accrue interest in accordance with recently issued guidance from regulators. Additionally, if the borrower was no more than 30 days past due as of the date of the modification program was implemented, the modification was not considered a TDR.
Total commercial nonperforming finance receivables and loans were $256 million at March 31, 2020, reflecting an increase of $41 million when compared to December 31, 2019. The increase was primarily due to the downgrade of one exposure within our Corporate Finance portfolio, as well as exposure to one automotive dealer group that was placed into default during the quarter. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans increased to 0.7% at March 31, 2020, compared to 0.6% at December 31, 2019.
Total commercial TDRs outstanding at March 31, 2020, increased $11 million since December 31, 2019, to $133 million, reflecting an increase of $16 million in our Corporate Finance portfolio and a decrease of $5 million in our commercial automotive portfolio. The increase in our Corporate Finance portfolio was primarily driven by the additional restructuring of one exposure. Refer to Note 8 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for additional information.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended March 31,
	Net charge-offs		Net charge-off ratios (a)
($ in millions)	2020	2019	2020	2019
Commercial and industrial
Automotive	$2	$—	—%	—%
Other	—	5	—	0.4
Total commercial finance receivables and loans	$2	$5	—	—

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total commercial finance receivables and loans were $2 million for the three months ended March 31, 2020, compared to net charge-offs of $5 million for the three months ended March 31, 2019. The decrease for the three months ended March 31, 2020, was primarily driven by a partial charge-off of one exposure within our Corporate Finance portfolio during the three months ended March 31, 2019, that did not repeat.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $4.8 billion and $5.0 billion at March 31, 2020, and December 31, 2019, respectively.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

	March 31, 2020	December 31, 2019
Texas	13.9%	15.0%
Florida	11.8	11.6
Michigan	8.2	8.2
California	7.7	7.2
New York	6.2	5.9
North Carolina	5.0	4.6
Georgia	3.8	3.5
South Carolina	2.8	2.8
Illinois	2.5	2.4
Utah	2.3	2.3
Other United States	35.8	36.5
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures increased $933 million from December 31, 2019, to $5.2 billion at March 31, 2020. The increase was primarily due to the downgrade of one dealership group, as well as one exposure within our Corporate Finance portfolio that has been significantly impacted by the mandated closures of businesses deemed nonessential.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

	March 31, 2020	December 31, 2019
Industry
Automotive	78.0%	81.7%
Services	8.9	5.4
Health/Medical	3.3	2.9
Other	9.8	10.0
Total commercial criticized finance receivables and loans	100.0%	100.0%
Allowance for Loan Losses
Implementation of CECL
We adopted CECL on January 1, 2020, as further described in Note 1 to the Condensed Consolidated Financial Statements. Upon implementation of CECL, we recognized a reduction to our opening retained earnings balance of approximately $1.0 billion, net of income tax, which reflects a pre-tax increase to the allowance for loan losses of approximately $1.3 billion. This increase is almost exclusively driven by our consumer automotive loan portfolio.
We have elected to phase the estimated impact of CECL into regulatory capital in accordance with the interim final rule of the FRB and other U.S. banking agencies that became effective on March 31, 2020. As a result, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Refer to Note 17 to the Condensed Consolidated Financial Statements for further details about the impact of CECL on regulatory capital.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The CECL standard introduces a new accounting model to measure credit losses for financial assets measured at amortized costs. In contrast to the previous incurred loss model, CECL requires credit losses for financial assets measured at amortized cost to be determined based on the total current expected credit losses over the life of the financial asset or group of assets.
Under CECL, our modeling processes incorporate the following considerations:

•	a single forecast scenario for macroeconomic factors incorporated into the modeling process;

•	a 12-month reasonable and supportable forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 24-month period; and

•	data from the historical mean will be calculated from January 2008 through the most current period which includes data points from the most recent recessionary period.
Our quantitatively determined allowance under CECL is impacted by certain forecasted economic factors as further described in Note 1 to the Condensed Consolidated Financial Statements. For example, macroeconomic variables that our consumer automotive allowance for loan losses is most sensitive to include national and state unemployment levels. Our process for determining the allowance for loan losses considers a borrower’s willingness and ability to pay and considers other factors, including loan modification programs. In addition to our quantitative allowance for credit losses, we also incorporate qualitative adjustments that may relate to idiosyncratic risks, changes in current economic conditions that may not be reflected in quantitatively derived results such as the impacts associated with COVID-19.
COVID-19 Impacts
During the second half of March 2020, the broader economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic resulting in notable adverse changes to forecasted economic variables that are utilized in our modeling processes. Given the fact that the macroeconomic information utilized in our quantitative allowance processes did not fully reflect the rapidly evolving economic changes resulting from the COVID-19 pandemic, we utilized our qualitative allowance framework to ensure the total reserve under CECL reflected the most current forecast of the broader macroeconomic environment.
To help inform our forecast, we considered publicly published, broadly available stressed macroeconomic data including the Moody’s forecast from March 27, 2020, that reflected the most recent available information that considered the evolving impacts of developments from the COVID-19 pandemic as of March 31, 2020, in order to support the qualitative adjustments incorporated into our total allowance. Stressed macroeconomic variables that we utilized as of March 31, 2020, include the following, among others: unemployment rate approaching 10%, significant GDP contraction quarter-over-quarter, and declining new light vehicle sales.
Our qualitatively determined allowance associated with deterioration in the macroeconomic outlook from COVID-19 was incremental to our modeled reserves, resulting in $602 million of additional provision expense for loan losses. The following table presents a summary of the provision expense by portfolio segment related to COVID-19 qualitatively determined reserves for the three months ended March 31, 2020.

Three months ended March 31, 2020 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial (a)	Total
Qualitative allowance for COVID-19 (b)	$436	$5	$18	$459	$143	$602

(a)
The qualitative allowance adjustment due to COVID-19 for commercial includes $73 million related to commercial automotive within our Automotive Finance operations, $69 million within our Corporate Finance operations, and $1 million within Corporate and Other.

(b)	Included as a component of total provision for credit losses.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months ended March 31, 2020, and includes the cumulative effect of adopting ASU 2016-13.

Three months ended March 31, 2020 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at December 31, 2019	$1,075	$46	$9	$1,130	$133	$1,263
Cumulative effect of the adoption of Accounting Standards Update 2016-13	1,334	(6)	16	1,344	2	1,346
Allowance at January 1, 2020	$2,409	$40	$25	$2,474	$135	$2,609
Charge-offs (a)	(373)	(3)	(5)	(381)	(3)	(384)
Recoveries	111	5	1	117	1	118
Net charge-offs	(262)	2	(4)	(264)	(2)	(266)
Provision due to portfolio growth	7	(1)	1	7	6	13
Provision due to incremental charge-offs	262	(2)	4	264	2	266
Provision due to all other factors (b)	416	—	20	436	188	624
Total provision for credit losses (c)	685	(3)	25	707	196	903
Other	1	—	(1)	—	(1)	(1)
Allowance at March 31, 2020	$2,833	$39	$45	$2,917	$328	$3,245
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2020 (d)	3.9%	0.2%	21.2%	3.2%	0.9%	2.5%
Net charge-offs to average finance receivables and loans outstanding for the three months ended March 31, 2020	1.4%	—%	7.5%	1.2%	—%	0.8%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2020 (d)	263.0%	63.2%	n/m	255.9%	128.0%	232.4%
Ratio of allowance for loan losses to annualized net charge-offs at March 31, 2020	2.7	(6.2)	2.9	2.8	35.8	3.0
n/m = not meaningful

(a)
Represents the amount of the amortized cost directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the amortized cost of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for more information regarding our charge-off policies.

(b)	Amounts include provision expense associated with the impacts of COVID-19, as further described in the section above.

(c)
Consumer mortgage provision expense includes $1 million related to Mortgage Finance and a provision benefit of $4 million related to our legacy mortgage portfolio. Commercial provision expense includes $56 million related to commercial automotive and $115 million related to commercial other within the commercial and industrial portfolio class, and $25 million related to commercial real estate.

(d)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months ended March 31, 2019, prior to the adoption of ASU 2016-13, as defined by the previous accounting guidance in effect at that time.

($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2019	$1,048	$53	$1,101	$141	$1,242
Charge-offs (a)	(352)	(3)	(355)	(5)	(360)
Recoveries	118	5	123	—	123
Net charge-offs	(234)	2	(232)	(5)	(237)
Provision for credit losses (b)	257	(3)	254	28	282
Other	(1)	—	(1)	2	1
Allowance at March 31, 2019	$1,070	$52	$1,122	$166	$1,288
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2019 (c)	1.5%	0.3%	1.3%	0.4%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the three months March 31, 2019	1.3%	(0.1)%	1.1%	—%	0.7%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2019 (c)	166.5%	68.9%	156.3%	61.5%	130.4%
Ratio of allowance for loan losses to annualized net charge-offs at March 31, 2019	1.1	(5.9)	1.2	8.8	1.4

(a)
Represents the amount of the amortized cost directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the amortized cost of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for more information regarding our charge-off policies.

(b)
Consumer mortgage provision expense includes $2 million related to Mortgage Finance and a provision benefit of $5 million related to our legacy mortgage portfolio. Commercial provision expense includes $6 million related to commercial automotive and $23 million related to commercial other within the commercial and industrial portfolio class, and $1 million in provision benefit related to commercial real estate.

(c)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.
The allowance for consumer loan losses at March 31, 2020, increased $1.8 billion compared to March 31, 2019, reflecting increases of $1.8 billion in the consumer automotive allowance and an increase of $45 million in the consumer other allowance, partially offset by a decrease of $13 million in the consumer mortgage allowance. The increase in our consumer allowance was primarily driven by our adoption of CECL which resulted in a $1.3 billion increase to the allowance for loan losses. Additionally, our consumer allowance for loan losses increased as a result of the expected broad macroeconomic impact resulting from the COVID-19 pandemic which resulted in a consumer automotive reserve increase of $436 million and consumer other reserve increase of $18 million. The decrease in the consumer mortgage allowance was primarily driven by the decrease in finance receivables of $648 million at March 31, 2020, compared to March 31, 2019.
The allowance for commercial loan losses increased $162 million at March 31, 2020, compared to March 31, 2019. The increase was primarily driven by our commercial automotive and Corporate Finance portfolios due to reserve increases of $73 million and $69 million, respectively, associated with higher expected losses due to COVID-19 driven market deterioration.
The provision for consumer loan losses was $707 million for the three months ended March 31, 2020, compared to $254 million for three months ended March 31, 2019. For the three months ended March 31, 2020, the increase in provision for credit losses was primarily driven by consumer automotive reserve increases of $436 million associated with higher expected losses due to the expected broad macroeconomic impact resulting from the COVID-19 pandemic.
The provision for commercial loan losses increased $168 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase in provision expense for the three months ended March 31, 2020, was primarily driven by our commercial automotive and Corporate Finance portfolios which experienced a net reserve increase of $142 million as a result of the expected broad macroeconomic impact resulting from the COVID-19 pandemic. In addition, our Corporate Finance portfolio experienced higher reserves associated with $1.5 billion in higher finance receivables and an increase in specific reserves associated with two loan exposures.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2020			2019
March 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$2,833	3.9%	87.3%	$1,070	1.5%	83.1%
Consumer mortgage
Mortgage Finance	18	0.1	0.6	18	0.1	1.4
Mortgage — Legacy	21	2.0	0.6	34	2.4	2.6
Total consumer mortgage	39	0.2	1.2	52	0.3	4.0
Consumer other	45	21.2	1.4	—		—
Total consumer loans	2,917	3.2	89.9	1,122	1.3	87.1
Commercial
Commercial and industrial
Automotive	81	0.3	2.5	42	0.1	3.3
Other	192	3.3	5.9	97	2.1	7.5
Commercial real estate	55	1.1	1.7	27	0.6	2.1
Total commercial loans	328	0.9	10.1	166	0.4	12.9
Total allowance for loan losses	$3,245	2.5	100.0%	$1,288	1.0	100.0%
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
We also have exposure to changes in the value of equity securities. We have exposure to equity securities with readily determinable fair values primarily related to our Insurance operations. For such equity securities, we use equity derivatives to manage our exposure to equity price fluctuations. In addition, we are exposed to changes in the value of other equity investments without readily determinable fair market values. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional information. We may experience changes in the valuation of these investments, which may cause volatility in our earnings.
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
LIBOR Transition
Ally recognizes the significance of LIBOR cessation, and has devoted numerous resources throughout all levels of the organization to actively identify, assess, monitor, and mitigate risks associated with this transition. Our program is also subject to the governance and oversight of our Board through the RC and certain executive committees including the ALCO and the ERMC. For a more detailed discussion of our planned transition away from LIBOR, refer to the section titled Risk Management—LIBOR Transition in our 2019 Annual Report on Form 10-K.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as further described in Note 1 to the Condensed Consolidated Financial Statements. The final guidance issued by the

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

FASB is intended to help facilitate the market transition from existing reference interest rates to alternative reference interest rates. This guidance provides temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include relief related to contract modifications, hedging relationships, and it also provides a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2022. We are currently in the process of evaluating the amendments and we anticipate the final guidance will allow for greater flexibility in the transition away from LIBOR.
Net Financing Revenue Sensitivity Analysis
Interest rate risk represents one of our most significant exposures to market risk. We actively monitor the level of exposure to movements in interest rates and take actions to mitigate adverse impacts these movements may have on future earnings. We use a sensitivity analysis of net financing revenue as our primary metric to measure and manage the interest rate risk of our financial instruments.
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
The net financing revenue sensitivity tests measure the potential change in our pretax net financing revenue over the following 12 months. We test a number of alternative rate scenarios, including immediate and gradual parallel shocks to the implied market forward curve. Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next 12 months would increase by $25 million if interest rates remain unchanged.
The following table presents the pretax dollar impact to forecasted net financing revenue over the next 12 months assuming 100 basis point and 200 basis point instantaneous parallel and gradual parallel shock increases, and assuming 100 basis point instantaneous parallel and gradual parallel shock decreases to the implied market forward curve as of March 31, 2020, and December 31, 2019.

	March 31, 2020		December 31, 2019
($ in millions)	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates
-100 basis points (b)	$(38)	$(69)	$17	$67
+100 basis points	70	133	(1)	7
+200 basis points	133	137	2	(136)

(a)	Gradual changes in interest rates are recognized over 12 months.

(b)	The impact of the downward rate shocks is impacted by the current low interest rate environment, which limits absolute declines in rates.
The implied forward rate curve was significantly lower across all tenors compared to December 31, 2019, as interest rates were at or near historical lows across the curve. The impact of this change is reflected in our baseline net financing revenue projections. As of March 31, 2020, our net interest income sensitivity in the +100 and +200 basis point instantaneous shock scenarios is positioned to benefit primarily due to changes to our derivative hedging position and the impact of lower market interest rates.
The exposure in the downward instantaneous interest rate shock scenario has increased as of March 31, 2020, primarily due to the derivative hedging position referenced above as well as the impact of lower rates. Due to the low absolute level of market interest rates, this downward shock is muted as our models assume rates do not go below zero.
Our risk position is influenced by the impact of hedging activity which primarily consists of interest rate swaps designated as fair value hedges of certain fixed-rate assets and fixed-rate debt instruments, and pay-fixed interest rate swaps designated as cash flow hedges of certain floating-rate debt instruments. We also have the ability to utilize interest rate floor contracts designated as cash flow hedges on certain floating-rate assets. The size, maturity, and mix of our hedging activities are adjusted as our balance sheet, ALM objectives, and interest rate environment evolve over time.
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. However, certain automotive manufacturers have provided their guarantee for portions of our residual exposure, as further described in Note 9 to the Condensed Consolidated Financial Statements. Our operating lease portfolio, net of

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

accumulated depreciation was $9.1 billion and $8.9 billion as of March 31, 2020, and December 31, 2019, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $7.5 billion and $7.2 billion as of March 31, 2020, and December 31, 2019, respectively. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A in our 2019 Annual Report on Form 10-K.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended March 31,
	2020	2019
Off-lease vehicles terminated (in units)	20,419	26,030
Average gain per vehicle ($ per unit)	$121	$573
Method of vehicle sales
Auction
Internet	61%	50%
Physical	12	16
Sale to dealer, lessee, and other	27	34
We recognized an average gain per vehicle of $121 for the three months ended March 31, 2020, compared to $573 for the same period in 2019. The decrease in average gain per vehicle for the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to a decline in used vehicle values resulting from increased market supply. The number of off-lease vehicles remarketed during the three months ended March 31, 2020, decreased 22% compared to the same period in 2019. The decrease in remarketing volume for the three months ended March 31, 2020, was primarily due to a temporary reduction in vehicle remarketing activity as a result of the implementation of our new technology platform for our consumer automotive loans and operating leases and, subsequently, impacts of the COVID-19 pandemic, which furthered the reduction in vehicle remarketing activity during the second half of March 2020, driven by reduced activity at auction sites and low dealer demand. Additionally, in jurisdictions where governments have acted to temporarily close or restrict the operations of automotive dealers, there have also been fewer vehicles returned at lease termination. These trends of reduced remarketing activity have continued into April, and the persistence of this trend will largely be driven by when the pandemic is demonstrably and sustainably contained, authorities cease curbing household and business activity, and consumer and business confidence recover. The delay in vehicle remarketing may adversely impact our remarketing proceeds upon sale in future periods. In order to mitigate these risks, management has taken proactive measures including working with customers to extend leases.
In connection with our actions to support our customers and help mitigate lease residual risk, we are allowing for the deferral of lease payments without fees for up to 120 days for any consumer requesting assistance related to the COVID-19 pandemic. As of March 31, 2020, approximately 33,000 or 10% of our lease customers enrolled in this lease modification program, and approximately 66% of enrolled borrowers requested a 120 deferral. We also began offering customers nearing their scheduled lease-end date the ability to extend their lease for up to an additional 180 days. Through this lease extension, the lessee is not charged for the first month of the extension, and the following months of the extended lease are offered under the terms of the existing lease contract. While there was not a significant amount of leases extended as of March 31, 2020, we continue to work with our lease customers that may be interested in extending their lease when approaching lease maturity.
For more information on our investment in operating leases, refer to Note 9 to the Condensed Consolidated Financial Statements and Note 1 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.
Operating Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

March 31,	2020	2019
Sport utility vehicle	56%	58%
Truck	34	31
Car	10	11
As a result of the runoff of our legacy GM operating lease portfolio, our exposure to Chrysler vehicles represented approximately 91% and 94% of our operating lease units as of March 31, 2020, and 2019, respectively.

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
The ALCO, chaired by the Corporate Treasurer, is responsible for overseeing our funding and liquidity strategies. Corporate Treasury is responsible for managing our liquidity positions within limits approved by ALCO and the RC. As part of managing liquidity risk, Corporate Treasury prepares periodic forecasts depicting anticipated funding needs and sources of funds, executes our funding strategies, and manages liquidity under normal as well as more severely stressed macroeconomic environments. Oversight and monitoring of liquidity risk are provided by Independent Risk Management.
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

($ in millions)	March 31, 2020	December 31, 2019
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$24,032	$24,713
Liquid cash and equivalents	5,678	3,136
Committed secured credit facilities
Total capacity	1,550	2,500
Outstanding	1,180	450
Unused capacity (a)	370	2,050
Total available liquidity	$30,080	$29,899

(a)
Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

Recent Funding Developments
During March 2020, the spread of COVID-19 was declared a pandemic. This global health crisis has resulted in economic disruption and volatility in the capital markets. While we have continued to access our routine short-term funding sources, such as FHLB borrowings and repurchase agreements, credit spreads for longer-term funding sources such as unsecured debt and ABS issuance have increased. In response to some of the recent market dislocation, the FRB has taken a number of actions to increase market liquidity. These actions included providing significant quantitative-easing programs, expanding the Money Market Mutual Fund Liquidity Facility to include a wider range of securities, broadening the Commercial Paper Funding Facility, launching new funds and facilities to support employers, consumers and businesses, and establishing the Term Asset Backed Loan Facility to facilitate ABS issuance of student, automotive, credit card, and small business loans guaranteed by the Small Business Administration. We continue to closely monitor market conditions, and actions taken by banking agencies to support general market liquidity. In recent years, we have become less reliant on market-based funding and believe we have adequate liquidity to meet our near-term funding needs. However, it is not currently clear to what degree the COVID-19 pandemic will impact our future funding profile if market dislocation increases or persists for an extended amount of time.
During 2020, we accessed the public and private markets to execute secured funding transactions, and to manage our committed secured credit facility capacity. Key funding highlights from January 1, 2020, to date were as follows:

•
In April 2020, we accessed the unsecured debt capital markets and raised $750 million through the issuance of senior notes, which provided additional parent company liquidity, and further mitigated the risk of potential market volatility in future periods.

•
Our total capacity in committed secured credit facilities was reduced by $950 million during the three months ended March 31, 2020, as we continue to shift our overall funding toward a greater mix of cost-effective deposit funding.

Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	March 31, 2020		December 31, 2019
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Deposits	$122,324	75	120,752	75
Debt
Secured financings	28,538	17	25,773	16
Institutional term debt	9,388	6	10,933	7
Retail debt programs (a)	2,633	2	2,852	2
Total debt (b)	40,559	25	39,558	25
Total on-balance-sheet funding	$162,883	100	160,310	100

(a)	Includes $256 million and $271 million of retail term notes at March 31, 2020, and December 31, 2019, respectively.

(b)	Includes hedge basis adjustment as described in Note 18 to the Condensed Consolidated Financial Statements.
Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at March 31, 2020.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Deposits
Ally Bank is a direct bank with no branch network that obtains retail deposits directly from customers through internet, telephone, mobile, and mail channels. These retail deposits provide our Automotive Finance, Mortgage Finance, and Corporate Finance operations as well as Ally Lending with a stable and low-cost funding source. Retail deposits are a key driver of funding cost optimization and reduced reliance on capital markets-based funding. We believe retail deposits are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through both direct and indirect marketing channels. Current retail deposit offerings consist of a variety of products including CDs, savings accounts, money-market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries, including a deposit related to Ally Invest customer cash balances.
The following table shows Ally Bank’s number of accounts and deposit balances as of the end of each quarter since 2019.

	1st quarter 2020	4th quarter 2019	3rd quarter 2019	2nd quarter 2019	1st quarter 2019
Number of retail bank accounts (in thousands)	4,185	4,006	3,908	3,712	3,503
Deposits ($ in millions)
Retail	$106,068	$103,734	$101,295	$98,600	$95,423
Brokered (a)	16,116	16,898	17,778	17,562	17,734
Other (b)	140	120	157	163	142
Total deposits	$122,324	$120,752	$119,230	$116,325	$113,299

(a)
Brokered deposit balances include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.5 billion as of March 31, 2020, $1.3 billion as of December 31, 2019, and $1.1 billion as September 30, 2019, June 30, 2019, and March 31, 2019.

(b)	Other deposits include mortgage escrow and other deposits.
During the first three months of 2020, our total deposit base grew $1.6 billion, driven by continued growth in retail deposits, which was partially offset by a reduction in brokered deposits. Total retail deposits increased $2.3 billion, primarily within our online savings product and retail CDs, as we added approximately 71,000 retail deposit customers during the three months ended March 31, 2020, to more than 2.0 million total retail deposit customers at March 31, 2020. Strong retention rates and customer acquisition, reflecting the strength of the brand, continue to drive growth in retail deposits. We continue to enhance our suite of online and mobile banking features, as we introduced a collection of smart savings tools to our online savings product in February 2020. For additional information on our deposit funding by type, refer to Note 12 to the Condensed Consolidated Financial Statements.
Securitizations and Secured Financings
While we primarily fund our business through deposits, we also utilize securitizations and secured funding to further diversify our funding sources. Securitizations and secured funding transactions, collectively referred to as securitization transactions, allow us to convert our automotive finance receivables and operating leases into cash earlier than what would have occurred in the normal course of business. We continue to remain active in the well-established securitization markets. Additionally, for consumer automotive loans and operating leases, the term structure of the transaction locks in funding for a specified pool of loans and operating leases, which creates an effective tool for managing interest rate and liquidity risk. For additional details surrounding our securitization activities, refer to the section titled Liquidity Management, Funding, and Regulatory Capital in our 2019 Annual Report on Form 10-K.
During the first three months of 2020, we raised $48 million through the completion of term securitization transactions backed by consumer automotive loans.
We manage securitization execution risk by maintaining a diverse domestic and foreign investor base and available capacity from committed secured credit facilities provided by banks. Our ability to access the unused capacity in these facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. We maintain bilateral facilities, which fund our Automotive Finance operations. The facilities can be revolving in nature—generally having an original tenor ranging from 364 days to two years and allowing for additional funding during the commitment period—or they can be amortizing and not allow for any further funding after the commitment period. At March 31, 2020, all of our $1.6 billion of capacity was revolving and of this balance, $550 million was from facilities with a remaining tenor greater than 364 days.
Our securitizations of commercial automotive loans are issued through a single master trust and include credit-enhancement triggers as well as early-repayment triggers, referred to as early amortization events. Following an early amortization event, principal collections on the loans in the applicable securitizations are applied to repay principal of the trust's asset-backed securities rather than to purchase newly originated loans. One of the early amortization events is based on the rates of inventory turnover at our dealer customers, referred to as payment rates. Because the COVID-19 pandemic is placing downward pressure on the automotive sales of dealers and therefore their rate of inventory turnover, an increased risk exists that an early amortization event could occur. In such a case, our ability to issue new securitizations out of this trust would be constrained or eliminated and our ability to fund commercial automotive loans through the securitization market could be delayed while we establish a new trust. In addition, the mere occurrence of an early amortization event could impair our ability to access the securitization market or increase our cost to do so. At this time, none of these securitizations have experienced an early amortization event.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The majority of our securitizations, including our secured bilateral financing facilities, involve consumer automotive loans. We retain exposure to the non-performance of these loans through subordinated retained interests in the securitizations as well as obligations to repurchase loans affected by breaches of representations, warranties, or covenants. The secured bilateral financing facilities also include credit-enhancement triggers and revolving period termination events based on the non-performance of loans. With the COVID-19 pandemic adversely affecting some of our consumer automotive customers and with a significant number of them having enrolled in our loan-deferral program, these securitizations may become more likely to experience a deterioration in loan performance and downgrades by rating agencies. In addition, the secured bilateral financing facilities may become more likely to experience the activation of credit-enhancement triggers and revolving period termination events. Any of these outcomes could have negative impacts on noteholders and us, including in our case a potential for higher pricing and less market access for future securitizations.
We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage finance receivables and loans and investment securities. As of March 31, 2020, we had pledged $25.2 billion of assets to the FHLB resulting in $19.7 billion in total funding capacity with $18.8 billion of debt outstanding.
At March 31, 2020, $48.1 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings and repurchase agreements. Refer to Note 13 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $2.4 billion at March 31, 2020. We also have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed-maturity dates and floating-rate notes. There were $256 million of retail term notes outstanding at March 31, 2020. The remainder of our unsecured debt is composed of institutional term debt. In April 2020, we accessed the unsecured debt capital markets and raised $750 million through the issuance of senior notes. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of March 31, 2020, we had $482 million debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We had assets pledged and restricted as collateral to the FRB totaling $2.4 billion as of March 31, 2020. We had no debt outstanding with the FRB as of March 31, 2020.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At March 31, 2020, and December 31, 2019, the outstanding principal balance of the Guaranteed Notes was $2.5 billion and $2.9 billion, respectively, with the last scheduled maturity to take place in 2031.
The Note Guarantees rank equally in right of payment with the applicable Guarantor’s existing and future unsubordinated unsecured indebtedness and are subordinate to any secured indebtedness of the applicable Guarantor to the extent of the value of the assets securing such indebtedness. The Note Guarantees are structurally subordinate to indebtedness and other liabilities (including trade payables and lease obligations, and in the case of Ally Bank, its deposits) of any nonguarantor subsidiaries of the applicable Guarantor to the extent of the value of the assets of such subsidiaries.
The Note Guarantees and all other obligations of the Guarantors will terminate and be of no further force or effect (i) upon a permissible sale, disposition, or other transfer (including through merger or consolidation) of a majority of the equity interests (including any sale, disposition or other transfer following which the applicable Guarantor is no longer a subsidiary of the Parent), of the applicable Guarantor, or (ii) upon the discharge of the Parent’s obligations related to the Guaranteed Notes.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following tables present summarized financial data for the Parent and the Guarantors on a combined basis. The Guarantors, both of which the Parent is deemed to possess control over, are fully consolidated after eliminating intercompany balances and transactions. Summarized financial data for nonguarantor subsidiaries is excluded.

	Three months ended March 31,
($ in millions)	2020	2019
Net financing loss and other interest income	$(274)	$(281)
Dividends from bank subsidiaries	400	400
Dividends from nonbank subsidiaries	18	42
Total other revenue	71	107
Total net revenue	215	268
Provision for credit losses	(25)	27
Total noninterest expense	161	167
Income from continuing operations before income tax expense	79	74
Income tax benefit from continuing operations	(73)	(61)
Net income from continuing operations	152	135
Loss from discontinued operations, net of tax	—	(1)
Net income (a)	$152	$134

(a)	Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	March 31, 2020	December 31, 2019
Total assets (a)	$5,062	$6,749
Total liabilities	$13,709	$15,822

(a)	Excludes investments in all nonguarantor subsidiaries.
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
Net cash provided by operating activities was $814 million and $1.1 billion for the three months ended March 31, 2020, and 2019, respectively. Activity was largely consistent year-over-year, as cash flows from our consumer and commercial lending activities remained relatively flat.
Net cash used in investing activities was $325 million for the three months ended March 31, 2020, compared to $2.0 billion for the same period in 2019. The decrease was primarily due to a $2.9 billion increase in proceeds from sales and repayments of available-for-sale securities, net of purchases. This was partially offset by an increase of $843 million in net outflows from purchases and sales of equity securities, and an increase of $402 million in outflows from purchases of operating lease assets, net of disposals.
Net cash provided by financing activities for the three months ended March 31, 2020, was $2.2 billion, compared to net cash provided by financing activities of $237 million for the same period in 2019. The change was primarily attributable to an increase in net cash inflows related to short-term borrowings of $7.8 billion between the two periods. This was partially offset by a decrease of $5.5 billion in net cash inflows associated with deposits.
Capital Planning and Stress Tests
As a Category IV firm, we are subject to supervisory stress testing on a two-year cycle and are exempted from company-run capital stress testing. We are also required to submit an annual capital plan to the FRB. Our annual capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on our capital. The plan must also include a discussion of how we, under expected and stressful conditions, will maintain capital commensurate with our risks and above the minimum regulatory capital ratios, and will serve as a source of strength to Ally Bank. The FRB’s final rule introducing the stress capital buffer requirement, which is described in Note 17 to the Condensed Consolidated Financial Statements, makes several changes to the CCAR process that will apply beginning with the 2020 cycle. The final rule also contains a transition provision that, subject to the FRB’s assessment of our planned acquisition of CardWorks and other specified conditions, may allow us to make capital distributions during the third quarter of 2020 without prior approval if the distributions do not exceed the average of capital distributions over the four quarters of our 2019 capital plan.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

We received a non-objection to our 2018 capital plan in June 2018. We were not required to submit an annual capital plan to the FRB, participate in the supervisory stress test or CCAR, or conduct company-run capital stress tests during the 2019 cycle. Instead, our capital actions during this cycle are largely based on the results from our 2018 supervisory stress test. On April 1, 2019, our Board authorized an increase in our stock-repurchase program, permitting us to repurchase up to $1.25 billion of our common stock from time to time from the third quarter of 2019 through the second quarter of 2020. On March 17, 2020, in order to support the FRB's effort to mitigate the impact of the COVID-19 pandemic on the U.S. economy and the financial system, we announced the voluntary suspension of our stock-repurchase program for the remaining period of the first quarter and for the second quarter of 2020. Prior to the voluntary suspension of our stock-repurchase program, we repurchased $104 million of common stock during the first quarter of 2020. We retain the discretion, however, to resume purchases of common stock under our stock-repurchase program. On April 16, 2020, our Board declared a quarterly cash dividend of $0.19 per share of our common stock. Refer to Note 24 to the Condensed Consolidated Financial Statements for further information on the most recent dividend.
Ally submitted its 2020 capital plan on April 3, 2020, which includes expected capital distributions to common stockholders through share repurchases and cash dividends. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, regulatory considerations, impacts related to the COVID-19 pandemic, any accounting standards that affect capital or liquidity (including CECL), financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be suspended at any time.
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

Rating agency	Short-term	Senior unsecured debt	Outlook	Date of last action
Fitch	F3	BBB-	Stable	August 19, 2019 (a)
Moody’s	Not Prime	Ba1	Stable	December 19, 2019 (b)
S&P	A-3	BBB-	Stable	October 16, 2019 (c)
DBRS	R-3	BBB (Low)	Negative	April 21, 2020 (d)

(a)	Fitch upgraded our senior unsecured debt rating to BBB- from BB+, upgraded our short-term rating to F3 from B, and changed the outlook to Stable from Positive on August 19, 2019.

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

(c)	Standard & Poor’s upgraded our senior unsecured debt rating to BBB- from BB+, upgraded our short-term rating to A-3 from B, and changed the outlook to Stable from Positive on October 16, 2019.

(d)	DBRS affirmed our senior unsecured debt rating of BBB (Low), affirmed our short-term rating of R-3, and changed the outlook to Negative from Positive on April 21, 2020.
During 2019, both S&P and Fitch upgraded our senior unsecured credit rating from BB+ to BBB-, which is defined by both rating agencies as an investment grade credit rating. Following our announcement to acquire CardWorks on February 18, 2020, Fitch, Moody’s, S&P, and DBRS affirmed our credit ratings for our short-term and senior unsecured debt, with each agency maintaining its respective outlook. On April 21, 2020, DBRS changed their long-term outlook to Negative from Positive. Given the current operating environment and adverse impacts related to COVID-19, we expect other rating agencies may also potentially reassess their outlooks or ratings.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Off-Balance-Sheet Arrangements
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
On January 1, 2020 we adopted ASU 2016-13, Financial Instruments - Credit Losses. This guidance replaced the incurred loss methodology, which was used to calculate the allowance for loan losses as described in the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K, with an expected lifetime loss methodology, as described in the Allowance for Loan Losses section below.
During 2020, we did not substantively change any material aspect of our overall methodologies and processes used in developing the remaining critical accounting estimates from what was described in the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.
Refer to Note 1 to the Condensed Consolidated Financial Statements for further discussion regarding the methodology used in calculating the provision for income taxes for interim financial reporting.
Allowance for Loan Losses
We maintain an allowance for loan losses (the allowance) to reflect the net amount expected to be collected from our lending portfolios. The allowance is maintained at a level that management considers to be adequate based upon ongoing quarterly assessments and evaluations using relevant available information, which includes both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. Additions and reductions to the allowance are charged to current period earnings through the provision for credit losses; amounts determined to be uncollectible are charged directly against the allowance, net of amounts recovered on previously charged-off accounts. Expected recoveries do not exceed the total of amounts charged-off or expected to be charged-off. The allowance is measured using statistical models that are designed to correlate certain macroeconomic variables to expected future credit losses. The macroeconomic data used in the models are based on forecasted variables for the next 12 months. Beyond this forecast period, we revert to an historical average for each of the variables on a straight-line basis over 24 months. The allowance reflects management’s estimate of expected credit losses over the contractual term of our lending portfolio and involves significant judgment, which could materially affect the provision for credit losses and, therefore, net income. For additional information regarding our portfolio segments and classes, refer to Note 8 to the Condensed Consolidated Financial Statements.
The consumer portfolio segments consist of smaller-balance, homogeneous loans within our Automotive Finance operations, Mortgage Finance operations, and consumer unsecured lending operations which is included within Corporate and Other. The allowance model for each consumer portfolio segment is calculated using proprietary statistical models and other risk indicators applied to pools of loans that share similar risk characteristics. Loans that do not share similar risk characteristics are evaluated individually. For additional information regarding the allowance calculation for the consumer portfolio segments, refer to Note 1 to the Condensed Consolidated Financial Statements.
The commercial portfolio segment is primarily composed of larger-balance, nonhomogeneous exposures within our Automotive Finance operations and Corporate Finance operations. These loans generally do not have similar risk characteristics and, as a result, are primarily evaluated individually. Management establishes specific allowances for commercial loans based on the present value of expected future cash flows, discounted at the loans’ effective interest rate, or the observable market price or the fair value of collateral, whichever is determined to be the most appropriate. Estimated costs to sell the collateral on an undiscounted basis are included in the impairment measurement, when appropriate. Loans that share similar risk characteristics are pooled and evaluated collectively. For additional information regarding the allowance calculation for the commercial portfolio segment, refer to Note 1 of the Condensed Consolidated Financial Statements.
The determination of the allowance is influenced by numerous assumptions and many factors that may materially affect estimates of loss, including changes in LGD, PD, and rating migration. The critical assumptions underlying the allowance include: (i) segmentation of each portfolio based on common risk characteristics; (ii) the development of reasonable and supportable forecasts of future macroeconomic conditions; and (iii) evaluation by management of borrower, collateral, and geographic information. Management monitors the adequacy of the allowance and makes adjustments as the assumptions in the underlying analyses change to reflect an estimate of expected lifetime loan losses at the reporting date, based on the best information available at that time.

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

	2020			2019			Increase (decrease) due to
Three months ended March 31, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$4,853	$14	1.16%	$4,212	$23	2.21%	$4	$(13)	$(9)
Investment securities (b)	31,613	213	2.71	29,326	222	3.07	17	(26)	(9)
Loans held-for-sale, net	150	2	6.21	190	2	4.27	—	—	—
Finance receivables and loans, net (b) (c)	126,645	1,742	5.53	128,663	1,807	5.70	(28)	(37)	(65)
Investment in operating leases, net (d)	9,078	119	5.22	8,389	115	5.56	9	(5)	4
Other earning assets	1,081	13	4.98	1,229	18	5.94	(2)	(3)	(5)
Total interest-earning assets	173,420	2,103	4.88	172,009	2,187	5.16			(84)
Noninterest-bearing cash and cash equivalents	418			445
Other assets	7,583			6,558
Allowance for loan losses	(2,629)			(1,248)
Total assets	$178,792			$177,764
Liabilities and equity
Interest-bearing deposit liabilities (b)	$121,076	$592	1.97%	$109,172	$592	2.20%	$65	$(65)	$—
Short-term borrowings	4,496	17	1.49	7,054	44	2.53	(16)	(11)	(27)
Long-term debt	33,122	348	4.23	42,396	419	4.01	(92)	21	(71)
Total interest-bearing liabilities	158,694	957	2.43	158,622	1,055	2.70			(98)
Noninterest-bearing deposit liabilities	141			137
Total funding sources	158,835	957	2.43	158,759	1,055	2.70
Other liabilities	6,137			5,660
Total liabilities	164,972			164,419
Total equity	13,820			13,345
Total liabilities and equity	$178,792			$177,764
Net financing revenue and other interest income		$1,146			$1,132				$14
Net interest spread (e)			2.45%			2.46%
Net yield on interest-earning assets (f)			2.66%			2.67%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Includes the effects of derivative financial instruments designated as hedges. Refer to Note 18 to the Condensed Consolidated Financial Statements for further information about the effects of our hedging activities.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Condensed Consolidated Financial Statements.

(d)
Yield includes gains on the sale of off-lease vehicles of $2 million and $15 million for the three months ended March 31, 2020, and 2019, respectively. Excluding these gains on sale, the annualized yield would be 5.11% and 4.83% for the three months ended March 31, 2020, and 2019, respectively.

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
Ally Financial Inc. • Form 10-Q

Recently Issued Accounting Standards
Refer to Note 1 to the Condensed Consolidated Financial Statements.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Refer to the Market Risk section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. During the first quarter of 2020, we implemented a new technology platform for our consumer automotive loans and operating leases that is utilized for customer servicing and financial reporting through the full lifecycle of these loans and leases. This new platform replaced our existing consumer automotive loan and lease technology platform and was adopted to modernize our technology, enhance the flexibility and capabilities of the platform, and streamline aspects of our servicing operations. This change was not undertaken in response to any identified deficiency in the Company’s internal control over financial reporting. We adjusted internal control frameworks for related processes to reflect changes to information systems and business processes that occurred as part of the implementation. We also added, modified, and eliminated certain controls to account for new and modified technology and business processes. While this new platform will help us continue to expand our capabilities, there are inherent risks in implementing any new system. We will continue to monitor the newly implemented platform to ensure the system is performing as expected. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.    Legal Proceedings
Refer to Note 23 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings which supplements the discussion of legal proceedings set forth in Note 29 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.
Item 1A.    Risk Factors
The section titled Risk Factors in Part I, Item 1A of our 2019 Annual Report on Form 10-K includes a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in Ally. The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in our 2019 Annual Report on Form 10-K. Except as presented below, there have been no material changes to the risk factors described in our 2019 Annual Report on Form 10-K.
The COVID-19 pandemic is adversely affecting us and our customers, counterparties, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant.
The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deteriorations in household, business, economic, and market conditions, including in the United States where we conduct nearly all of our business. The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, including:

•
The duration, extent, and severity of the pandemic. COVID-19 has not yet been contained and could affect significantly more households and businesses. The duration and severity of the pandemic continue to be impossible to predict, as is the potential for a seasonal or other resurgence after its initial containment.

•
The response of governmental and nongovernmental authorities. Many of their actions have been directed toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. These actions are not always coordinated or consistent across jurisdictions but, in general, have rapidly expanded in scope and intensity. For example, in many jurisdictions, governments have acted to temporarily close or restrict the operations of automotive dealers, and as a result, we have recently experienced a significant decline in our origination of consumer automotive loans and leases.

•
The effect on our customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties are affecting individuals, households, and businesses differently and unevenly. Many, however, have already changed their behavior in response to governmental mandates and advisories to sharply restrain commercial and social interactions. As a result, in the near term, our credit, operational, and other risks have generally increased and, for the foreseeable future, are expected to remain elevated or increase further.

•
The effect on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional, and local economies and markets could suffer disruptions that are lasting. A prolonged economic slowdown, for example, could result in more severe and enduring declines in new and used vehicle sales and downward pressure on used vehicle values, which could adversely affect our origination of consumer automotive loans and leases and the performance of our existing loans and leases for a significant period of time. In addition, governmental actions are meaningfully influencing the interest-rate environment and financial-market activity, which could adversely affect our results of operations and financial condition.

During the first quarter of 2020, the most notable impacts to our results of operations were a higher provision expense for credit losses and a decline in the fair value of our portfolio of equity securities. Our provision expense was $903 million for the first quarter of 2020, compared to $282 million for the first quarter of 2019, with the increase primarily driven by $602 million of incremental reserves associated with a deterioration in macroeconomic variables such as unemployment. Our loss on investments during the first quarter of 2020 included $185 million of unrealized losses as a result of changes in the fair value of our portfolio of equity securities, compared to $70 million of unrealized gains for the first quarter of 2019, primarily due to the unfavorable market conditions associated with COVID-19.
With the spread of COVID-19 in the United States having only begun to accelerate in March 2020, our forecast of macroeconomic conditions and operating results—including expected lifetime credit losses on our loan portfolio—is subject to meaningful uncertainty. Evidence of near-term negative effects and trends, however, has surfaced. For example, we experienced declines of approximately 50% in our consumer automotive loan applications during the second half of March 2020, and to a slightly lesser degree, this trend has continued into April. This correlates with downward pressure on the automotive sales and other operating results of our dealer customers, on their capacity to accept the return of leased vehicles, and on used-vehicle auction activity and values. Declining sales and limited operations at dealers also reduced demand in our insurance operations for consumer products such as VSC and GAP protection during the second half of March 2020, and this trend and the resulting decline in written premiums have continued into April. For more detail and further discussion, refer to the section titled Significant Business Developments Related to COVID-19 within the MD&A.

Ally Financial Inc. • Form 10-Q

Governments have taken unprecedented steps to partially mitigate the adverse effects of their containment measures. For example, in late March 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy. The FRB has taken decisive and sweeping actions as well. Since March 15, 2020, these have included a reduction in the target range for the federal funds rate to 0 to 1/4 percent, a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, and numerous facilities to support the flow of credit to households and businesses. We also have acted swiftly to support our customers with industry-leading programs and at the same time manage our credit risk. For example, in our automotive finance business, existing customers may elect to defer their loan payments for up to 120 days without late fees being incurred but with finance charges continuing to accrue. As of March 31, 2020, approximately 716,000 or approximately 18% of our existing consumer automotive customers had enrolled in this loan modification program, and approximately 71% of these enrolled customers had requested a 120-day deferral. Through April 16, 2020, the number of enrolled customers increased to approximately 1.1 million. For dealers with current accounts, we have offered for up to four months a waiver of curtailments on wholesale floorplan loans, an increase in floorplan advance rates, a deferral of interest and insurance charges on wholesale borrowings, and a deferral of term loan payments. As of March 31, 2020, approximately 2,270 or approximately 72% of eligible dealers had requested at least one form of this assistance. For more detail and further discussion, refer to the section titled Credit Quality Indicators in Note 8 to the Condensed Consolidated Financial Statements and to the section titled Risk Management within the MD&A.
The degree to which our actions and those of governments and others will directly or indirectly assist our customers, counterparties, and third-party service providers and advance our business and the economy generally is not yet clear. For example, while our loan-deferral programs may better position customers to resume their regular payments to us in the future and enhance our brand and customer loyalty, these programs may negatively impact our revenue and other results of operations at least in the near term, may produce a higher degree of enrollment and other requests for extensions and rewrites than we have anticipated, and may not be as successful as we expect in managing our credit risk. In addition, while the FRB’s accommodative monetary policy may benefit us to some degree by supporting economic activity among our customers, this policy and sudden shifts in it may inhibit our ability to grow or sustain net interest income and effectively manage interest-rate risk. Further, while extraordinary governmental intervention in the economy and markets has created stability, the scale of these actions inevitably heightens political, reputational, litigation, and similar risks for financial intermediaries like us.
We are unable to estimate the near-term and ultimate impacts of COVID-19 on our business and operations at this time. The pandemic could cause us to experience higher credit losses in our lending portfolio, additional increases in our allowance for credit losses, impairment of our goodwill and other financial assets, diminished access to capital markets and other funding sources, further reduced demand for our products and services, and other negative impacts on our financial position, results of operations, and prospects. In addition, while we continue to anticipate that our capital and liquidity positions will be sufficient, sustained adverse effects may impair these positions, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, and result in downgrades in our credit ratings. The COVID-19 pandemic and related governmental mandates and advisories also have necessitated changes in the way we and our third-party service providers continue operations, and the length of time each of us may be required to operate under these circumstances, as well as the potential for conditions to worsen or for significant disruptions to occur, remains unpredictable. All of these risks and uncertainties can be expected to persist at least until the pandemic is demonstrably and sustainably contained, authorities cease curbing household and business activity, and consumer and business confidence recover.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended March 31, 2020.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended March 31, 2020.

Three months ended March 31, 2020	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (d) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) (d) ($ in millions)
January 2020	823	$30.39	823	$627
February 2020	1,648	29.78	1,648	578
March 2020	1,367	21.81	1,367	548
Total	3,838	27.07	3,838

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)	Excludes brokerage commissions.

(c)
On April 1, 2019, we announced a common stock-repurchase program of up to $1.25 billion. The program commenced in the third quarter of 2019 and will expire on June 30, 2020. Refer to Note 17 to the Condensed Consolidated Financial Statements for further details.

(d)
On March 17, 2020, we announced the voluntary suspension of our stock-repurchase program for the remaining period of the first quarter and for the second quarter of 2020. Refer to Note 17 to the Condensed Consolidated Financial Statements for further details.

Ally Financial Inc. • Form 10-Q

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Ally Financial Inc. • Form 10-Q

Item 6.    Exhibits
The exhibits listed on the following index of exhibits are filed as a part of this report.

Exhibit	Description	Method of Filing

2.1	Agreement and Plan of Merger, dated as of February 18, 2020	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated as of February 20, 2020, (File No. 1-3754), incorporated herein by reference.

22	Subsidiary Guarantors	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101
The following information from our Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)
Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended March 31, 2020, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of April, 2020.

Ally Financial Inc. (Registrant)

/S/ JENNIFER A. LACLAIR
Jennifer A. LaClair Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller