Form 10-Q
period 2020-06-30
Ally Financial Inc.
filed 2020-07-31
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020, or

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
Yes ☐                    No ☑
At July 28, 2020, the number of shares outstanding of the Registrant’s common stock was 373,837,123 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
ABS	Asset-backed securities
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC	Bank holding company
Board	Ally Board of Directors
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or Current expected credit loss
Chrysler	Fiat Chrysler Automobiles US LLC
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act
CSG	Commercial Services Group
CVA	Credit valuation adjustment
DTA	Deferred tax asset
EAD	Exposure at default
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
ERMC	Enterprise Risk Management Committee
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GM	General Motors Company
IB Finance	IB Finance Holding Company, LLC
IRA	Individual retirement account
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	Mortgage servicing asset
OTC	Over-the-counter
P&C	Property and casualty
PD	Probability of default
PPP	Paycheck Protection Program
RC	Risk Committee of the Ally Board of Directors

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
ROU	Right-of-use
RV	Recreational vehicle
RWA	Risk-weighted asset
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series 2 TRUPS	8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust
SPE	Special-purpose entity
TDR	Troubled debt restructuring
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,630	$1,860	$3,372	$3,667
Interest on loans held-for-sale	4	3	6	5
Interest and dividends on investment securities and other earning assets	197	244	423	484
Interest on cash and cash equivalents	4	21	18	44
Operating leases	343	363	710	724
Total financing revenue and other interest income	2,178	2,491	4,529	4,924
Interest expense
Interest on deposits	541	651	1,133	1,243
Interest on short-term borrowings	13	37	30	81
Interest on long-term debt	318	407	666	826
Total interest expense	872	1,095	1,829	2,150
Net depreciation expense on operating lease assets	252	239	500	485
Net financing revenue and other interest income	1,054	1,157	2,200	2,289
Other revenue
Insurance premiums and service revenue earned	263	261	540	522
Gain on mortgage and automotive loans, net	14	2	2	12
Other gain on investments, net	188	39	109	147
Other income, net of losses	90	93	170	180
Total other revenue	555	395	821	861
Total net revenue	1,609	1,552	3,021	3,150
Provision for credit losses	287	177	1,190	459
Noninterest expense
Compensation and benefits expense	334	296	694	614
Insurance losses and loss adjustment expenses	142	127	216	186
Goodwill impairment	50	—	50	—
Other operating expenses	459	458	945	911
Total noninterest expense	985	881	1,905	1,711
Income (loss) from continuing operations before income tax expense (benefit)	337	494	(74)	980
Income tax expense (benefit) from continuing operations	95	(90)	3	21
Net income (loss) from continuing operations	242	584	(77)	959
Loss from discontinued operations, net of tax	(1)	(2)	(1)	(3)
Net income (loss)	241	582	(78)	956
Other comprehensive income, net of tax	109	309	692	615
Comprehensive income	$350	$891	$614	$1,571
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
(in dollars) (a)	2020	2019	2020	2019
Basic earnings per common share
Net income (loss) from continuing operations	$0.65	$1.47	$(0.20)	$2.39
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income (loss)	$0.64	$1.46	$(0.21)	$2.39
Diluted earnings per common share (b)
Net income (loss) from continuing operations	$0.64	$1.46	$(0.20)	$2.38
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income (loss)	$0.64	$1.46	$(0.21)	$2.37
Cash dividends declared per common share	$0.19	$0.17	$0.38	$0.34

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)
Due to the antidilutive effect of the net loss from continuing operations for the six months ended June 30, 2020, basic weighted-average common shares outstanding was used to calculate basic and diluted earnings per share.

Refer to Note 16 for additional earnings per share information. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents
Noninterest-bearing	$609	$619
Interest-bearing	18,522	2,936
Total cash and cash equivalents	19,131	3,555
Equity securities	613	616
Available-for-sale securities (refer to Note 7 for discussion of investment securities pledged as collateral)	29,225	30,284
Held-to-maturity securities (fair value of $1,476 and $1,600)	1,390	1,568
Loans held-for-sale, net	404	158
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	118,234	128,231
Allowance for loan losses	(3,354)	(1,263)
Total finance receivables and loans, net	114,880	126,968
Investment in operating leases, net	9,088	8,864
Premiums receivable and other insurance assets	2,609	2,558
Other assets	6,721	6,073
Total assets	$184,061	$180,644
Liabilities
Deposit liabilities
Noninterest-bearing	$134	$119
Interest-bearing	130,902	120,633
Total deposit liabilities	131,036	120,752
Short-term borrowings	3,689	5,531
Long-term debt	29,176	34,027
Interest payable	697	641
Unearned insurance premiums and service revenue	3,338	3,305
Accrued expenses and other liabilities	2,299	1,972
Total liabilities	170,235	166,228
Contingencies (refer to Note 23)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 500,353,339 and 496,957,805; and outstanding 373,837,123 and 374,331,998)	21,499	21,438
Accumulated deficit	(5,296)	(4,057)
Accumulated other comprehensive income	815	123
Treasury stock, at cost (126,516,216 and 122,625,807 shares)	(3,192)	(3,088)
Total equity	13,826	14,416
Total liabilities and equity	$184,061	$180,644
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

($ in millions)	June 30, 2020	December 31, 2019
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$16,130	$18,710
Allowance for loan losses	(401)	(153)
Total finance receivables and loans, net	15,729	18,557
Other assets	893	787
Total assets	$16,622	$19,344
Liabilities
Long-term debt	$6,493	$9,087
Accrued expenses and other liabilities	6	11
Total liabilities	$6,499	$9,098
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,
($ in millions)	Common stock and paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock	Total equity
Balance at April 1, 2019	$21,379	$(5,195)	$(225)	$(2,260)	$13,699
Net income		582			582
Share-based compensation	24				24
Other comprehensive income			309		309
Common stock repurchases				(229)	(229)
Common stock dividends ($0.17 per share)		(69)			(69)
Balance at June 30, 2019	$21,403	$(4,682)	$84	$(2,489)	$14,316
Balance at April 1, 2020	$21,470	$(5,465)	$706	$(3,192)	$13,519
Net income		241			241
Share-based compensation	29				29
Other comprehensive income			109		109
Common stock dividends ($0.19 per share)		(72)			(72)
Balance at June 30, 2020	$21,499	$(5,296)	$815	$(3,192)	$13,826

	Six months ended June 30,
($ in millions)	Common stock and paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock	Total equity
Balance at December 31, 2018	$21,345	$(5,489)	$(539)	$(2,049)	$13,268
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2017-08		(10)	8		(2)
Balance at January 1, 2019	21,345	(5,499)	(531)	(2,049)	13,266
Net income		956			956
Share-based compensation	58				58
Other comprehensive income			615		615
Common stock repurchases				(440)	(440)
Common stock dividends ($0.34 per share)		(139)			(139)
Balance at June 30, 2019	$21,403	$(4,682)	$84	$(2,489)	$14,316
Balance at December 31, 2019	$21,438	$(4,057)	$123	$(3,088)	$14,416
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2016-13		(1,017)			(1,017)
Balance at January 1, 2020	21,438	(5,074)	123	(3,088)	13,399
Net loss		(78)			(78)
Share-based compensation	61				61
Other comprehensive income			692		692
Common stock repurchases				(104)	(104)
Common stock dividends ($0.38 per share)		(144)			(144)
Balance at June 30, 2020	$21,499	$(5,296)	$815	$(3,192)	$13,826

(a)	Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2020	2019
Operating activities
Net (loss) income	$(78)	$956
Reconciliation of net (loss) income to net cash provided by operating activities
Depreciation and amortization	802	752
Goodwill impairment	50	—
Provision for credit losses	1,190	459
Gain on mortgage and automotive loans, net	(2)	(12)
Other gain on investments, net	(109)	(147)
Originations and purchases of loans held-for-sale	(1,329)	(528)
Proceeds from sales and repayments of loans held-for-sale	1,167	335
Net change in
Deferred income taxes	—	1
Interest payable	56	221
Other assets	(420)	(21)
Other liabilities	(211)	(114)
Other, net	46	(58)
Net cash provided by operating activities	1,162	1,844
Investing activities
Purchases of equity securities	(740)	(210)
Proceeds from sales of equity securities	774	511
Purchases of available-for-sale securities	(7,696)	(7,018)
Proceeds from sales of available-for-sale securities	5,544	2,568
Proceeds from repayments of available-for-sale securities	4,440	1,805
Purchases of held-to-maturity securities	—	(268)
Proceeds from repayments of held-to-maturity securities	177	107
Purchases of finance receivables and loans held-for-investment	(3,495)	(2,386)
Proceeds from sales of finance receivables and loans initially held-for-investment	1	159
Originations and repayments of finance receivables and loans held-for-investment and other, net	13,135	2,769
Purchases of operating lease assets	(1,949)	(1,769)
Disposals of operating lease assets	1,179	1,321
Net change in nonmarketable equity investments	148	113
Other, net	(213)	(209)
Net cash provided by (used in) investing activities	11,305	(2,507)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2020	2019
Financing activities
Net change in short-term borrowings	(1,842)	(3,468)
Net increase in deposits	10,272	10,133
Proceeds from issuance of long-term debt	2,372	4,590
Repayments of long-term debt	(7,434)	(11,372)
Repurchase of common stock	(104)	(440)
Dividends paid	(144)	(139)
Net cash provided by (used in) financing activities	3,120	(696)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	(3)	3
Net increase (decrease) in cash and cash equivalents and restricted cash	15,584	(1,356)
Cash and cash equivalents and restricted cash at beginning of year	4,380	5,626
Cash and cash equivalents and restricted cash at June 30,	$19,964	$4,270
Supplemental disclosures
Cash paid for
Interest	$1,722	$1,884
Income taxes	7	24
Noncash items
Loans held-for-sale transferred to finance receivables and loans held-for-investment	70	125
Finance receivables and loans held-for-investment transferred to loans held-for-sale	—	20
In-kind distribution from equity-method investee	60	—
Equity consideration received in exchange for restructured loans	5	—

The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

June 30, ($ in millions)	2020	2019
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$19,131	$3,563
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	833	707
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$19,964	$4,270

(a)	Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 11 for additional details describing the nature of restricted cash balances.
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
The Condensed Consolidated Financial Statements at June 30, 2020, and for the three months and six months ended June 30, 2020, and 2019, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed on February 25, 2020, with the SEC.
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
We regularly assess our available-for-sale securities for impairment. When the cost of an available-for-sale security exceeds its fair value, the security is impaired. If we determine that we intend to sell, or it is more likely than not we will be required to sell the security before recovery of the amortized cost basis, any allowance for credit losses, if previously recorded, is written off and the security’s amortized cost basis is written down to fair value at the reporting date, with any incremental impairment recorded through earnings.
Alternatively, if we do not intend to sell, or it is not more likely than not that we will be required to sell the security before anticipated recovery of the amortized cost basis, we evaluate, among other factors, the magnitude of the decline in fair value, the financial health of and business outlook for the issuer, and the performance of the underlying assets for interests in securitized assets to determine if a credit loss has occurred.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The present value of expected future cash flows are compared to the security’s amortized cost basis to measure the credit loss component of the impairment after determining a credit loss has occurred. If the present value of expected cash flows is less than the amortized cost basis, we record an allowance for credit losses for that difference. The amount of credit loss is limited to the difference between the security’s amortized cost basis and its fair value. Any remaining impairment is considered a noncredit loss and is recorded in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for, or reversal of, provision for credit losses.
Accrued interest receivable on available-for-sale securities is excluded from the estimate of credit losses.
Premiums and discounts on debt securities are generally amortized over the stated maturity of the security as an adjustment to investment yield. Premiums on debt securities that have non-contingent call features that are callable at fixed prices on preset dates are amortized to the earliest call date as an adjustment to investment yield.
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
Equity securities that have a readily determinable fair value are recorded at fair value with changes in fair value recorded in earnings and reported in other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income. These investments, which are primarily attributable to the investment portfolio of our Insurance operations, are included in equity securities on our Condensed Consolidated Balance Sheet. We also hold certain equity investments that do not have a readily determinable fair value and are not eligible to be recognized using other measurement principles, that are held at fair value. Refer to Note 20 for further information on these equity securities that have a readily determinable market value.
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
Loans classified as held-for-investment are presented as finance receivables and loans, net on our Condensed Consolidated Balance Sheet. Finance receivables and loans are reported at their amortized cost basis, which includes the principal amount outstanding, net of unamortized deferred fees and costs on originated loans, unamortized premiums and discounts on purchased loans, unamortized basis adjustments arising from the designation of finance receivables and loans as the hedged item in qualifying fair value hedge relationships, and cumulative principal charge-offs. We refer to the amortized cost basis less the allowance for loan loss as the net carrying value in finance receivables and loans. Unearned rate support received from an automotive manufacturer on certain automotive loans, deferred origination fees and costs, and premiums and discounts on purchased loans, are amortized over the contractual life of the related finance receivable or loan using the effective interest method. We make various incentive payments for consumer automotive loan originations to automotive dealers and account for these payments as direct loan origination costs. Additionally, we make incentive payments to certain commercial automobile wholesale borrowers and account for these payments as a reduction to interest income in the period they are earned. Interest income on our finance receivables and loans is recognized based on the contractual rate of interest plus the amortization of deferred amounts using the effective interest method. We report accrued interest receivable on our finance receivables and loans in other assets on our Condensed Consolidated Balance Sheet. Loan commitment fees are generally deferred and amortized over the commitment period. For information on finance receivables and loans, refer to Note 8.
We have elected to exclude accrued interest receivable from the measurement of our allowance for credit losses for each class of financing receivables. We have also elected to write-off accrued interest receivable by reversing interest income when loans are placed on nonaccrual status for each class of financing receivable.
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
Nonaccrual Loans
Generally, we recognize loans of all classes as past due when they are 30 days delinquent on making a contractually required payment, and loans are placed on nonaccrual status when principal or interest has been delinquent for at least 90 days, or when full collection is not expected. Interest income recognition is suspended when finance receivables and loans are placed on nonaccrual status. Additionally, amortization of premiums and discounts and deferred fees and costs ceases when finance receivables and loans are placed on nonaccrual. Exceptions include commercial real estate loans that are placed on nonaccrual status when delinquent for 60 days or when full collection is not probable, if sooner. Additionally, our policy is to generally place all loans that have been modified in a TDR on nonaccrual status until the loan has been brought fully current, the collection of contractual principal and interest is reasonably assured, and six consecutive months of repayment performance is achieved. In certain cases, if a borrower has been current up to the time of the modification and repayment of the debt subsequent to the modification is reasonably assured, we may choose to continue to accrue interest on the loan.

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
In addition to the modifications noted above, in our consumer automotive portfolio segment of loans we also provide extensions or deferrals of payments to borrowers whom we deem to be experiencing only temporary financial difficulty. In these cases, there are limits within our operational policies to minimize the number of times a loan can be extended, as well as limits to the length of each extension, including a cumulative cap over the life of the loan. If these limits are breached, the modification is considered a TDR as noted in the following paragraph. Before offering an extension or deferral, we evaluate the capacity of the customer to make the scheduled payments after the deferral period. During the deferral period, we continue to accrue interest on the loan as part of the deferral agreement. We grant these extensions or deferrals when we expect to collect all amounts due including interest accrued at the original contract rate. However, in response to the COVID-19 pandemic, we offered broad-based deferral programs to all of our customers who requested assistance with their loans.
A restructuring that results in only a delay in payment that is deemed to be insignificant is not a concession and the modification is not considered to be a TDR. In order to assess whether a restructuring that results in a delay in payment is insignificant, we consider the amount of the restructured payments subject to delay in conjunction with the unpaid principal balance or the collateral value of the loan, whether or not the delay is significant with respect to the frequency of payments under the original contract, or the loan’s original expected duration. In the cases where payment extensions on our automotive loan portfolio cumulatively extend beyond 90 days and are more than 10% of the original contractual term or where the cumulative payment extension is beyond 180 days, we deem the delay in payment to be more than insignificant, and as such, classify these types of modifications as TDRs. Otherwise, we believe that the modifications do not represent a concessionary modification and accordingly, they are not classified as TDRs. Additionally, based on guidance issued by federal and state regulatory agencies, loan modifications made in response to the COVID-19 pandemic are not considered TDRs if accounts were considered current at the date the modification program was implemented. Refer to Note 8 for additional information.
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
Net Charge-offs
We disclose the measurement of net charge-offs as the amount of gross charge-offs recognized less recoveries received. Gross charge-offs reflect the amount of the amortized cost basis directly written-off. Generally, we recognize recoveries when they are received and record them as an increase to the allowance for loan losses. As a general rule, consumer automotive loans are written down to estimated collateral

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

value, less costs to sell, if repossession is assured and in process once a loan becomes 120 days past due. In our consumer mortgage portfolio segment, first-lien mortgages and a subset of our home equity portfolio that are secured by real estate in a first-lien position are written down to the estimated fair value of the collateral, less costs to sell, once a mortgage loan becomes 180 days past due. Consumer mortgage loans that represent second-lien positions are charged off at 180 days past due. Loans in our consumer other segment are charged off at 120 days past due. Within 60 days of receipt of notification of filing from the bankruptcy court, or within the time frames noted above, consumer automotive and first-lien consumer mortgage loans in bankruptcy are written down to their expected future cash flows, which is generally fair value of the collateral, less costs to sell, and second-lien consumer mortgage loans and consumer other loans are fully charged-off, unless it can be clearly demonstrated that repayment is likely to occur. Regardless of other timelines noted within this policy, loans are considered collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to only be through sale or operation of the collateral. Collateral dependent loans are charged-off to the estimated fair value of the underlying collateral, less costs to sell when foreclosure or repossession proceedings begin.
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
The allowance calculation is also supplemented with qualitative reserves that take into consideration current portfolio and asset-level factors, such as the impacts of changes in underwriting standards, collections and account management effectiveness, geographic concentrations, and economic events that have occurred but are not yet reflected in the quantitative model component. Qualitative adjustments are documented, reviewed, and approved through our established risk governance processes and follow regulatory guidance.
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
Reference Rate Reform (ASU 2020-04)
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include relief related to contract modifications and hedging relationships, as

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. The relief provided by this ASU does not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. However, hedging relationships that apply certain optional expedients prior to December 31, 2022, will be retained through the end of the hedging relationship, including for periods after December 31, 2022.
We adopted the amendments in ASU 2020-04 as of the March 12, 2020 issuance date, on a prospective basis. The adoption did not have an immediate direct impact to our financial statements. As contracts are modified through December 2022, we will assess the impact based on this guidance. We do not expect there will be a material impact to our financial statements.
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
Additionally, in February 2020, we entered into a merger agreement to acquire Cardholder Management Services, Inc. and its subsidiaries, including CardWorks, Inc. and Merrick Bank Corporation (collectively, CardWorks). CardWorks is a nonprime credit-card and consumer-finance provider in the United States with servicing and merchant-service capabilities across the credit spectrum. On June 24, 2020, the parties to the merger agreement (other than the stockholders’ representative) mutually agreed to terminate it. We will not incur any termination or breakup fees as a result of the execution of the mutual termination agreement.
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

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2020
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$142	$—	$—	$—	$142
Remarketing fee income	15	—	—	—	—	15
Brokerage commissions and other revenue	—	—	—	—	14	14
Brokered/agent commissions	—	4	—	—	—	4
Deposit account and other banking fees	—	—	—	—	1	1
Other	3	—	—	—	—	3
Total revenue from contracts with customers	18	146	—	—	15	179
All other revenue	22	292	19	6	37	376
Total other revenue (d)	$40	$438	$19	$6	$52	$555
2019
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$134	$—	$—	$—	$134
Remarketing fee income	19	—	—	—	—	19
Brokerage commissions and other revenue	—	—	—	—	17	17
Brokered/agent commissions	—	4	—	—	—	4
Deposit account and other banking fees	—	—	—	—	4	4
Other	5	—	—	—	—	5
Total revenue from contracts with customers	24	138	—	—	21	183
All other revenue	37	148	4	10	13	212
Total other revenue (d)	$61	$286	$4	$10	$34	$395

(a)
We had opening balances of $2.9 billion and $2.7 billion in unearned revenue associated with outstanding contracts at April 1, 2020, and April 1, 2019, respectively, and $211 million and $202 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended June 30, 2020, and June 30, 2019.

(b)
At June 30, 2020, we had unearned revenue of $2.9 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $406 million during the remainder of 2020, $747 million in 2021, $649 million in 2022, $520 million in 2023, and $596 million thereafter. At June 30, 2019, we had unearned revenue of $2.8 billion associated with outstanding contracts.

(c)
We had deferred insurance assets of $1.7 billion and $1.8 billion at April 1, 2020, and June 30, 2020, respectively, and recognized $121 million of expense during the three months ended June 30, 2020. We had deferred insurance assets of $1.6 billion at both April 1, 2019, and June 30, 2019, and recognized $114 million of expense during the three months ended June 30, 2019.

(d)	Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2020
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$285	$—	$—	$—	$285
Remarketing fee income	32	—	—	—	—	32
Brokerage commissions and other revenue	—	—	—	—	27	27
Brokered/agent commissions	—	8	—	—	—	8
Deposit account and other banking fees	—	—	—	—	5	5
Other	8	—	—	—	—	8
Total revenue from contracts with customers	40	293	—	—	32	365
All other revenue	47	282	29	19	79	456
Total other revenue (c)	$87	$575	$29	$19	$111	$821
2019
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$265	$—	$—	$—	$265
Remarketing fee income	37	—	—	—	—	37
Brokerage commissions and other revenue	—	—	—	—	34	34
Brokered/agent commissions	—	7	—	—	—	7
Deposit account and other banking fees	—	—	—	—	9	9
Other	10	—	—	—	—	10
Total revenue from contracts with customers	47	272	—	—	43	362
All other revenue	82	374	6	21	16	499
Total other revenue (c)	$129	$646	$6	$21	$59	$861

(a)
We had opening balances of $2.9 billion and $2.6 billion in unearned revenue associated with outstanding contracts at January 1, 2020, and January 1, 2019, respectively, and $425 million and $401 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the six months ended June 30, 2020, and June 30, 2019.

(b)
We had deferred insurance assets of $1.7 billion and $1.8 billion January 1, 2020, and June 30, 2020, respectively, and recognized $246 million of expense during the six months ended June 30, 2020. We had deferred insurance assets of $1.5 billion and $1.6 billion at January 1, 2019, and June 30, 2019, respectively, and recognized $225 million of expense during the six months ended June 30, 2019.

(c)	Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing losses of $11 million and $9 million for the three months and six months ended June 30, 2020, respectively, and net remarketing gains of $23 million and $38 million for the three months and six months ended June 30, 2019, on the sale of off-lease vehicles. These losses and gains are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income.
4.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Income from equity-method investments	$53	$8	$52	$12
Late charges and other administrative fees	16	28	37	57
Remarketing fees	15	19	32	37
Servicing fees	2	4	5	10
Other, net	4	34	44	64
Total other income, net of losses	$90	$93	$170	$180

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

5.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2020	2019
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$122	$134
Less: Reinsurance recoverable	88	96
Net reserves for insurance losses and loss adjustment expenses at January 1,	34	38
Net insurance losses and loss adjustment expenses incurred related to:
Current year	215	186
Prior years (a)	1	—
Total net insurance losses and loss adjustment expenses incurred	216	186
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(178)	(134)
Prior years	(26)	(27)
Total net insurance losses and loss adjustment expenses paid or payable	(204)	(161)
Net reserves for insurance losses and loss adjustment expenses at June 30,	46	63
Plus: Reinsurance recoverable	86	90
Total gross reserves for insurance losses and loss adjustment expenses at June 30,	$132	$153

(a)	There have been no material adverse changes to the reserve for prior years.
6.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Insurance commissions	$127	$117	$253	$231
Technology and communications	80	73	159	150
Lease and loan administration	46	43	84	82
Advertising and marketing	32	35	76	83
Property and equipment depreciation	34	25	68	47
Professional services	28	30	59	59
Regulatory and licensing fees	29	28	58	56
Vehicle remarketing and repossession	11	25	34	52
Occupancy	13	16	29	29
Non-income taxes	7	11	14	20
Amortization of intangible assets	5	3	10	6
Other	47	52	101	96
Total other operating expenses	$459	$458	$945	$911

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

	June 30, 2020				December 31, 2019
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$784	$23	$—	$807	$2,059	$6	$(17)	$2,048
U.S. States and political subdivisions	876	38	(1)	913	623	19	(1)	641
Foreign government	153	9	—	162	184	3	(1)	186
Agency mortgage-backed residential	19,136	752	(4)	19,884	21,183	257	(36)	21,404
Mortgage-backed residential	3,387	42	(4)	3,425	2,841	20	(11)	2,850
Agency mortgage-backed commercial	1,647	139	—	1,786	1,344	44	(6)	1,382
Mortgage-backed commercial	41	—	(3)	38	41	1	—	42
Asset-backed	352	4	—	356	365	3	—	368
Corporate debt	1,761	97	(4)	1,854	1,327	37	(1)	1,363
Total available-for-sale securities (a) (b) (c) (d) (e)	$28,137	$1,104	$(16)	$29,225	$29,967	$390	$(73)	$30,284
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,376	$86	$—	$1,462	$1,547	$38	$(6)	$1,579
Asset-backed retained notes	14	—	—	14	21	—	—	21
Total held-to-maturity securities (e) (f) (g)	$1,390	$86	$—	$1,476	$1,568	$38	$(6)	$1,600

(a)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $13 million and $12 million at June 30, 2020, and December 31, 2019, respectively.

(b)	Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 18 for additional information.

(c)
Available-for-sale securities with a fair value of $215 million and $1.9 billion at June 30, 2020, and December 31, 2019, respectively, were pledged to secure advances from the FHLB, repurchase agreements, other short-term borrowings, or for other purposes as required by contractual obligation or law. Under these agreements, we granted the counterparty the right to sell or pledge $215 million and $118 million of the underlying investment securities at June 30, 2020, and December 31, 2019, respectively.

(d)
Totals do not include accrued interest receivable, which was $90 million and $98 million at June 30, 2020, and December 31, 2019, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.

(e)	There was no allowance for credit losses recorded at June 30, 2020, as management determined that credit losses did not exist for our portfolio of available-for-sale and held-to-maturity securities.

(f)	Held-to-maturity securities with a fair value of $915 million at December 31, 2019, were pledged to secure advances from the FHLB. We did not pledge any held-to-maturity securities at June 30, 2020.

(g)
Totals do not include accrued interest receivable, which was $3 million at both June 30, 2020, and December 31, 2019. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2020
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$807	1.2%	$14	0.3%	$709	1.1%	$84	1.7%	$—	—%
U.S. States and political subdivisions	913	3.2	20	2.5	88	2.4	176	2.9	629	3.4
Foreign government	162	2.1	8	1.7	79	2.3	75	2.0	—	—
Agency mortgage-backed residential	19,884	3.2	—	—	—	—	44	2.0	19,840	3.2
Mortgage-backed residential	3,425	3.2	—	—	—	—	—	—	3,425	3.2
Agency mortgage-backed commercial	1,786	2.5	—	—	3	3.3	1,247	2.6	536	2.2
Mortgage-backed commercial	38	3.6	—	—	—	—	—	—	38	3.6
Asset-backed	356	3.4	—	—	294	3.5	28	2.6	34	3.1
Corporate debt	1,854	3.0	153	2.9	705	2.9	973	3.1	23	2.4
Total available-for-sale securities	$29,225	3.1	$195	2.6	$1,878	2.3	$2,627	2.8	$24,525	3.2
Amortized cost of available-for-sale securities	$28,137		$193		$1,821		$2,431		$23,692
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,376	3.2%	$—	—%	$—	—%	$—	—%	$1,376	3.2%
Asset-backed retained notes	14	2.4	—	—	14	2.4	—	—	—	—
Total held-to-maturity securities	$1,390	3.2	$—	—	$14	2.4	$—	—	$1,376	3.2
December 31, 2019
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,048	1.5%	$65	2.1%	$1,590	1.4%	$393	1.7%	$—	—%
U.S. States and political subdivisions	641	3.1	22	2.7	75	2.3	159	2.8	385	3.4
Foreign government	186	1.9	35	0.4	65	2.3	86	2.3	—	—
Agency mortgage-backed residential	21,404	3.2	—	—	—	—	47	2.0	21,357	3.2
Mortgage-backed residential	2,850	3.2	—	—	—	—	—	—	2,850	3.2
Agency mortgage-backed commercial	1,382	2.9	—	—	3	3.2	1,109	3.0	270	2.4
Mortgage-backed commercial	42	3.5	—	—	—	—	—	—	42	3.5
Asset-backed	368	3.5	—	—	317	3.6	5	2.7	46	3.0
Corporate debt	1,363	3.2	125	2.9	580	3.0	649	3.4	9	3.3
Total available-for-sale securities	$30,284	3.1	$247	2.3	$2,630	2.1	$2,448	2.8	$24,959	3.2
Amortized cost of available-for-sale securities	$29,967		$246		$2,624		$2,378		$24,719
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,547	3.2%	$—	—%	$—	—%	$—	—%	$1,547	3.2%
Asset-backed retained notes	21	2.2	—	—	21	2.2	—	—	—	—
Total held-to-maturity securities	$1,568	3.2	$—	—	$21	2.2	$—	—	$1,547	3.2

(a)
Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.

The balances of cash equivalents were $3.2 billion and $73 million at June 30, 2020, and December 31, 2019, respectively, and were composed primarily of money-market funds and short-term securities, including U.S. Treasury bills.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents interest and dividends on investment securities.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Taxable interest	$177	$220	$382	$434
Taxable dividends	5	3	10	6
Interest and dividends exempt from U.S. federal income tax	5	4	8	9
Interest and dividends on investment securities	$187	$227	$400	$449

The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Available-for-sale securities
Gross realized gains	$19	$24	$124	$34
Gross realized losses (a)	—	—	—	(1)
Net realized gains on available-for-sale securities	19	24	124	33
Net realized gain on equity securities	80	10	81	39
Net unrealized gain (loss) on equity securities	89	5	(96)	75
Other gain on investments, net	$188	$39	$109	$147

(a)
Certain available-for-sale securities were sold at a loss during the six months ended June 30, 2019, as a result of identifiable market or credit events, or a loss was realized based on corporate actions outside of our control (such as a call by the issuer). Any such sales were made in accordance with our risk-management policies and practices.

The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of June 30, 2020. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, and Fitch, and represent a composite of the ratings or, where credit ratings cannot be sourced from the agencies, are presented based on the asset type. All our held-to-maturity securities were current in their payment of principal and interest as of June 30, 2020. We have not recorded any interest income reversals on our held-to-maturity securities during the six months ended June 30, 2020.

	June 30, 2020
($ in millions)	AAA	AA	Total (a)
Debt securities
Agency mortgage-backed residential	$—	$1,376	$1,376
Asset-backed retained notes	14	—	14
Total held-to-maturity securities	$14	$1,376	$1,390

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The table below summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1. As of June 30, 2020, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result of this evaluation, management determined that no credit reserves were required at June 30, 2020. We have not recorded any interest income reversals on our available-for-sale securities during the six months ended June 30, 2020.

	June 30, 2020				December 31, 2019
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$9	$—	$—	$—	$1,267	$(11)	$279	$(6)
U.S. States and political subdivisions	55	—	5	(1)	72	(1)	5	—
Foreign government	2	—	—	—	40	(1)	3	—
Agency mortgage-backed residential	404	(4)	5	—	4,606	(23)	908	(13)
Mortgage-backed residential	350	(4)	—	—	613	(4)	203	(7)
Agency mortgage-backed commercial	—	—	—	—	335	(6)	—	—
Mortgage-backed commercial	34	(3)	—	—	—	—	—	—
Asset-backed	38	—	1	—	8	—	11	—
Corporate debt	80	(3)	14	(1)	71	—	41	(1)
Total available-for-sale securities	$972	$(14)	$25	$(2)	$7,012	$(46)	$1,450	$(27)

We adopted ASU 2016-13 on January 1, 2020, on a modified retrospective basis, as further described in Note 1. Under the new guidance, once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Prior to adoption of this standard, when a decline in fair value of a debt security was determined to be other than temporary, an impairment charge for the credit component was recorded, and a new cost basis in the investment was established. During the six months ended June 30, 2020, management determined that credit losses did not exist for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

8.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	June 30, 2020	December 31, 2019
Consumer automotive (a)	$72,712	$72,390
Consumer mortgage
Mortgage Finance (b)	16,429	16,181
Mortgage — Legacy (c)	984	1,141
Total consumer mortgage	17,413	17,322
Consumer other (d)	240	212
Total consumer	90,365	89,924
Commercial
Commercial and industrial
Automotive	17,755	28,332
Other	5,315	5,014
Commercial real estate	4,799	4,961
Total commercial	27,869	38,307
Total finance receivables and loans (e) (f)	$118,234	$128,231

(a)	Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 18 for additional information.

(b)
Includes loans originated as interest-only mortgage loans of $8 million and $11 million at June 30, 2020, and December 31, 2019, respectively, 33% of which are expected to start principal amortization in 2020. The remainder of these loans have exited the interest-only period.

(c)	Includes loans originated as interest-only mortgage loans of $171 million and $212 million at June 30, 2020, and December 31, 2019, respectively, of which 99% have exited the interest-only period.

(d)	Includes $8 million and $11 million of finance receivables at June 30, 2020, and December 31, 2019, respectively, for which we have elected the fair value option.

(e)	Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.0 billion at June 30, 2020.

(f)
Totals do not include accrued interest receivable, which was $995 million and $488 million at June 30, 2020, and December 31, 2019, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three and six months ended June 30, 2020, and includes the cumulative effect of adopting ASU 2016-13.

Three months ended June 30, 2020 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at April 1, 2020	$2,833	$39	$45	$328	$3,245
Charge-offs (b)	(245)	(2)	(4)	(40)	(291)
Recoveries	108	4	—	1	113
Net charge-offs	(137)	2	(4)	(39)	(178)
Provision for credit losses	269	1	6	11	287
Other	(2)	—	2	—	—
Allowance at June 30, 2020	$2,963	$42	$49	$300	$3,354

(a)	Excludes $8 million of finance receivables at June 30, 2020, for which we have elected the fair value option.

(b)
Represents the amount of the amortized cost basis directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the amortized cost basis of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 for more information regarding our charge-off policies.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2020 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at December 31, 2019	$1,075	$46	$9	$133	$1,263
Cumulative effect of the adoption of Accounting Standards Update 2016-13	1,334	(6)	16	2	1,346
Allowance at January 1, 2020	2,409	40	25	135	2,609
Charge-offs (b)	(618)	(5)	(9)	(43)	(675)
Recoveries	219	9	1	2	231
Net charge-offs	(399)	4	(8)	(41)	(444)
Provision for credit losses	954	(2)	31	207	1,190
Other	(1)	—	1	(1)	(1)
Allowance at June 30, 2020	$2,963	$42	$49	$300	$3,354

(a)	Excludes $8 million and $11 million of finance receivables at June 30, 2020, and December 31, 2019, respectively, for which we have elected the fair value option.

(b)
Represents the amount of the amortized cost basis directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the amortized cost basis of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 for more information regarding our charge-off policies.

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three and six months ended June 30, 2019, prior to the adoption of ASU 2016-13, as defined by the previous accounting guidance in effect at that time.

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

Six months ended June 30, 2019 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2019	$1,048	$53	$141	$1,242
Charge-offs (a)	(653)	(8)	(17)	(678)
Recoveries	247	12	—	259
Net charge-offs	(406)	4	(17)	(419)
Provision for credit losses	437	(8)	30	459
Other	(1)	—	1	—
Allowance at June 30, 2019	$1,078	$49	$155	$1,282
Allowance for loan losses at June 30, 2019
Individually evaluated for impairment	$42	$20	$49	$111
Collectively evaluated for impairment	1,036	29	106	1,171
Finance receivables and loans at gross carrying value
Ending balance	$72,898	$17,800	$38,512	$129,210
Individually evaluated for impairment	496	220	196	912
Collectively evaluated for impairment	72,402	17,580	38,316	128,298

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

During the second half of March 2020, the broader economy experienced a significant deterioration driven by the COVID-19 pandemic, which impacted our allowance for loan losses. During the three months ended March 31, 2020, we recorded an additional $602 million of provision expense for credit losses associated with the deterioration in the macroeconomic outlook from COVID-19. During the second quarter of 2020, we incurred total provision expense of $287 million, which included $128 million attributable to the macroeconomic environment and other factors aside from changes in portfolio size and incremental charge-offs.
The following table presents information about significant sales of finance receivables and loans and transfers of finance receivables and loans from held-for-investment to held-for-sale based on net carrying value.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Consumer automotive	$—	$—	$—	$20
Total sales and transfers (a)	$—	$—	$—	$20

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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Consumer automotive	$635	$218	$995	$317
Consumer mortgage	1,870	678	2,354	1,913
Commercial	1	3	1	3
Total purchases of finance receivables and loans	$2,506	$899	$3,350	$2,233

Nonaccrual and Impaired Loans
Following the adoption of CECL as of January 1, 2020, the definitions of impairment and related impaired loan disclosures were removed. Under CECL, we present the amortized cost of our finance receivables and loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our finance receivables and loans on nonaccrual status as of the beginning or end of the three months and six months ended June 30, 2020. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of June 30, 2020, and December 31, 2019.

			June 30, 2020
($ in millions)	Nonaccrual status at Jan. 1, 2020	Nonaccrual status at April 1, 2020	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$762	$1,077	$1,250	$633
Consumer mortgage
Mortgage Finance	17	22	27	6
Mortgage — Legacy	40	40	36	28
Total consumer mortgage	57	62	63	34
Consumer other	2	1	1	—
Total consumer	821	1,140	1,314	667
Commercial
Commercial and industrial
Automotive	73	86	80	13
Other	138	162	132	78
Commercial real estate	4	8	6	6
Total commercial	215	256	218	97
Total consumer and commercial finance receivables and loans	$1,036	$1,396	$1,532	$764

(a)	Represents a component of nonaccrual status at end of period.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

During the three months and six months ended June 30, 2020, we recorded interest income from cash payments of $4 million and $6 million associated with finance receivables and loans in nonaccrual status.
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
The following table presents average balance and interest income for our impaired finance receivables and loans for the three months and six months ended June 30, 2019, prior to the date of adoption of the amendments to the credit loss standard and as defined by the previous accounting guidance in effect at that time.

	Three months ended June 30, 2019		Six months ended June 30, 2019
($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$498	$9	$498	$17
Consumer mortgage
Mortgage Finance	14	—	15	—
Mortgage — Legacy	209	2	211	5
Total consumer mortgage	223	2	226	5
Total consumer	721	11	724	22
Commercial
Commercial and industrial
Automotive	113	—	143	1
Other	108	—	117	—
Commercial real estate	6	—	6	—
Total commercial	227	—	266	1
Total consumer and commercial finance receivables and loans	$948	$11	$990	$23

Credit Quality Indicators
We evaluate the credit quality of our consumer loan portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is based upon borrower payment activity, relative to the contractual terms of the loan. Beginning March 2020, in response to the COVID-19 pandemic, we began to offer several programs to help support our customers and manage credit risk.
In our automotive finance business, existing customers had the option to elect to defer their loan and lease payments for up to 120 days without late fees being incurred but, for consumer automotive loans, with finance charges continuing to accrue. This program was made available to consumer automotive loan and lease customers from March 18, 2020, through June 21, 2020. Approximately 1.3 million consumer automotive loan and lease customers enrolled in the program, and of the 1.2 million consumer automotive loan customers enrolled

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

in the program, 64% were granted a 120-day deferral at the time of enrollment. As of June 30, 2020, approximately 840,000 or 21% of our consumer automotive loan customers were enrolled in the program. Of these enrolled customers, approximately 97% were current on their loans at the time of enrollment, and approximately 16% chose to make at least one payment while in the deferral program. The vast majority of our loan deferrals for customers in the program are scheduled to expire by the end of August 2020.
In our mortgage-lending business, existing customers experiencing financial hardship due to an interruption of income related to the COVID-19 pandemic have been afforded the opportunity to defer their loan payments for up to 120 days, with an option for an additional 60 days, without late fees being incurred but with interest continuing to accrue. This program was made available to mortgage-lending customers beginning March 18, 2020, and we plan to make the program available through July 31, 2020. As of June 30, 2020, approximately 1,900 or 5% of our mortgage-lending customers were enrolled in the program. Approximately 92% of these enrolled customers were current on their loans at the time of enrollment. We expect that the initial forbearance period for the majority of these customers will end by September 30, 2020. As of June 30, 2020, approximately 44% of enrolled customers made a payment in the month of June.
In our personal-lending business, existing customers experiencing financial hardship due to the COVID-19 pandemic had the opportunity to elect to defer their loan payments for up to 120 days without late fees being incurred or finance charges continuing to accrue. In addition to this program, we temporarily suspended late fees for all customers with current accounts. The loan-deferral program was made available to personal-lending customers from March 23, 2020, through June 30, 2020. As of June 30, 2020, approximately 6,300 or 7% of our personal-lending customers were enrolled in the program. Approximately 84% of these enrolled customers were current on their loans at the time of enrollment. We expect that the majority of these customers will exit the program during the third quarter of 2020. As of June 30, 2020, approximately 20% of enrolled customers chose to make at least one payment during the deferral period.
In accordance with regulatory guidance, if borrowers are less than 30 days past due on their loans and enter into loan modifications offered as a result of COVID-19, their loans generally continue to be considered performing loans and continue to accrue interest during the period of the loan modification. For borrowers who are 30 days or more past due when entering into loan modifications offered as a result of COVID-19, we evaluate the loan modifications under our existing troubled debt restructuring framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest. For all borrowers who enroll in these loan modification programs offered as a result of COVID-19, the delinquency status of the borrowers is frozen as of the date immediately preceding the commencement of the program, resulting in a static delinquency metric during the deferral period. Upon exiting the deferral program, the measurement of loan delinquency will resume where it had left off upon entry into the program.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the amortized cost basis of our consumer finance receivables and loans by credit quality indicator based on delinquency status at June 30, 2020, and origination year.

	Origination year							Revolving loans converted to term
June 30, 2020 ($ in millions)	2020	2019	2018	2017	2016	2015 and prior	Revolving loans		Total
Consumer automotive
Current	$13,963	$23,534	$15,405	$9,404	$5,152	$2,905	$—	$—	$70,363
30–59 days past due	52	410	374	270	176	114	—	—	1,396
60–89 days past due	17	122	120	87	59	39	—	—	444
90 or more days past due	9	121	136	107	79	57	—	—	509
Total consumer automotive	14,041	24,187	16,035	9,868	5,466	3,115	—	—	72,712
Consumer mortgage
Mortgage Finance
Current	2,047	3,006	2,380	3,151	1,375	4,364	—	1	16,324
30–59 days past due	9	7	12	14	11	30	—	—	83
60–89 days past due	—	1	3	1	4	3	—	—	12
90 or more days past due	—	—	2	1	1	6	—	—	10
Total Mortgage Finance	2,056	3,014	2,397	3,167	1,391	4,403	—	1	16,429
Mortgage — Legacy
Current	—	—	—	—	—	482	343	120	945
30–59 days past due	—	—	—	—	—	8	2	2	12
60–89 days past due	—	—	—	—	—	3	1	—	4
90 or more days past due	—	—	—	—	—	17	5	1	23
Total Mortgage — Legacy	—	—	—	—	—	510	351	123	984
Total consumer mortgage	2,056	3,014	2,397	3,167	1,391	4,913	351	124	17,413
Consumer other
Current	109	86	25	7	1	—	—	—	228
30–59 days past due	1	—	—	—	—	—	—	—	1
60–89 days past due	1	1	—	—	—	—	—	—	2
90 or more days past due	—	1	—	—	—	—	—	—	1
Total consumer other (a)	111	88	25	7	1	—	—	—	232
Total consumer	$16,208	$27,289	$18,457	$13,042	$6,858	$8,028	$351	$124	$90,357

(a)	Excludes $8 million of finance receivables at June 30, 2020, for which we have elected the fair value option.
The following table presents an analysis of our past-due finance receivables and loans recorded at amortized cost basis at December 31, 2019.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
December 31, 2019
Consumer automotive	$2,185	$590	$367	$3,142	$69,248	$72,390
Consumer mortgage
Mortgage Finance	56	11	9	76	16,105	16,181
Mortgage — Legacy	25	8	28	61	1,080	1,141
Total consumer mortgage	81	19	37	137	17,185	17,322
Consumer other (a)	3	2	2	7	194	201
Total consumer	$2,269	$611	$406	$3,286	$86,627	$89,913

(a)	Excludes $11 million of finance receivables at December 31, 2019, for which we have elected the fair value option.

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

The regulatory risk classification utilized is influenced by internal credit risk ratings, which are based on a variety of factors. A borrower’s internal credit risk rating is updated at least annually, and more frequently when a borrower’s credit profile changes, including when we become aware of potential credit deterioration. The following table presents the amortized cost basis of our commercial finance receivables and loans by credit quality indicator based on risk rating at June 30, 2020, and origination year.

	Origination year							Revolving loans converted to term
June 30, 2020 ($ in millions)	2020	2019	2018	2017	2016	2015 and prior	Revolving loans		Total
Commercial and industrial
Automotive
Pass	$785	$281	$107	$112	$72	$78	$13,802	$—	$15,237
Special mention	61	18	54	65	33	14	2,157	—	2,402
Substandard	1	2	—	—	—	—	82	—	85
Doubtful	—	—	1	2	—	—	28	—	31
Total automotive	847	301	162	179	105	92	16,069	—	17,755
Other
Pass	419	631	338	299	117	98	1,912	73	3,887
Special mention	—	202	256	225	94	119	293	38	1,227
Substandard	—	—	—	38	—	133	19	11	201
Doubtful	—	—	—	—	—	—	—	—	—
Total other	419	833	594	562	211	350	2,224	122	5,315
Commercial real estate
Pass	386	1,058	873	619	712	803	—	2	4,453
Special mention	16	71	62	69	84	31	—	—	333
Substandard	—	—	—	3	—	7	—	—	10
Doubtful	—	—	—	—	2	1	—	—	3
Total commercial real estate	402	1,129	935	691	798	842	—	2	4,799
Total commercial	$1,668	$2,263	$1,691	$1,432	$1,114	$1,284	$18,293	$124	$27,869

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

As a result of the COVID-19 pandemic, we announced a series of actions to support our automotive-dealer customers and manage credit risk within our lending portfolios. For dealers with current accounts, we have offered for up to four months a waiver of curtailments on wholesale floorplan loans, an increase in used vehicle floorplan advance rates, a deferral of interest and insurance charges on wholesale borrowings, and a deferral of term loan payments. As of June 30, 2020, approximately 2,290 or 73% of eligible dealers had requested at least one form of this assistance. Approximately 39% of eligible wholesale dealers deferred wholesale interest and insurance payments during the second quarter of 2020, which represented a decline from the first quarter of approximately 20 percentage points. Dealers that elected to defer wholesale interest and insurance payments have the option to repay such balances over a 4- or 12-month period without additional interest charges or fees. The accounts enrolled in the program continue to accrue interest on principal balances in accordance with recently issued guidance from regulators. Additionally, if the borrower was no more than 30 days past due as of the date the modification program was implemented, the modification was not considered a TDR.
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
June 30, 2020
Commercial
Commercial and industrial
Automotive	$—	$1	$48	$49	$17,706	$17,755
Other	—	—	—	—	5,315	5,315
Commercial real estate	—	—	6	6	4,793	4,799
Total commercial	$—	$1	$54	$55	$27,814	$27,869
December 31, 2019
Commercial
Commercial and industrial
Automotive	$34	$—	$28	$62	$28,270	$28,332
Other	—	—	17	17	4,997	5,014
Commercial real estate	—	—	4	4	4,957	4,961
Total commercial	$34	$—	$49	$83	$38,224	$38,307

Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For consumer automotive loans, we may offer several types of assistance to aid our customers, including payment extensions and rewrites of the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at amortized cost were $1.3 billion and $867 million at June 30, 2020, and December 31, 2019, respectively.
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
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $16 million and $17 million at June 30, 2020, and December 31, 2019, respectively. Refer to Note 1 for additional information.
The following tables present information related to finance receivables and loans recorded at amortized cost modified in connection with a TDR during the period.

	2020			2019
Three months ended June 30, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive (a)	21,293	$323	$297	5,598	$96	$85
Consumer mortgage
Mortgage Finance (b)	19	11	11	2	—	—
Mortgage — Legacy (c)	23	3	3	18	3	3
Total consumer mortgage	42	14	14	20	3	3
Total consumer	21,335	337	311	5,618	99	88
Commercial
Commercial and industrial
Automotive	2	31	26	—	—	—
Other	1	23	7	1	22	6
Total commercial	3	54	33	1	22	6
Total consumer and commercial finance receivables and loans	21,338	$391	$344	5,619	$121	$94

(a)	Includes 13,615 loans modified as a result of COVID-19 with both a pre-modification and post-modification amount of $191 million at June 30, 2020.

(b)	Includes 19 loans modified as a result of COVID-19 with both a pre-modification and post-modification amount of $11 million at June 30, 2020.

(c)	Includes 20 loans modified as a result of COVID-19 with both a pre-modification and post-modification amount of $2 million at June 30, 2020.

	2020			2019
Six months ended June 30, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive (a)	44,093	$663	$615	13,025	$225	$196
Consumer mortgage
Mortgage Finance (b)	29	15	15	3	—	—
Mortgage — Legacy (c)	55	7	7	38	6	6
Total consumer mortgage	84	22	22	41	6	6
Total consumer	44,177	685	637	13,066	231	202
Commercial
Commercial and industrial
Automotive	3	38	33	6	41	41
Other	1	23	7	1	22	6
Total commercial	4	61	40	7	63	47
Total consumer and commercial finance receivables and loans	44,181	$746	$677	13,073	$294	$249

(a)	Includes 30,382 loans modified as a result of COVID-19 with both a pre-modification and post-modification amount of $429 million at June 30, 2020.

(b)	Includes 27 loans modified as a result of COVID-19 with both a pre-modification and post-modification amount of $14 million at June 30, 2020.

(c)	Includes 35 loans modified as a result of COVID-19 with both a pre-modification and post-modification amount of $4 million at June 30, 2020.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present information about finance receivables and loans recorded at amortized cost that have redefaulted during the reporting period and were within 12 months or less of being modified as a TDR. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy (refer to Note 1 for additional information) except for commercial finance receivables and loans, where redefault is defined as 90 days past due.

	2020			2019
Three months ended June 30, ($ in millions)	Number of loans	Amortized cost	Charge-off amount	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	1,119	$11	$8	1,752	$20	$12
Total consumer finance receivables and loans	1,119	$11	$8	1,752	$20	$12

	2020			2019
Six months ended June 30, ($ in millions)	Number of loans	Amortized cost	Charge-off amount	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	2,283	$24	$17	3,961	$46	$28
Total consumer finance receivables and loans	2,283	$24	$17	3,961	$46	$28

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
The following table details our total investment in operating leases.

($ in millions)	June 30, 2020	December 31, 2019
Assets
Operating lease right-of-use assets (a)	$137	$168
Liabilities
Operating lease liabilities (b)	$163	$196

(a)	Included in other assets on our Condensed Consolidated Balance Sheet.

(b)	Included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.
During the three months and six months ended June 30, 2020, we paid $12 million and $25 million, respectively, in cash for amounts included in the measurement of lease liabilities at June 30, 2020, compared to $13 million and $25 million for the three months and six months ended June 30, 2019, in cash for amounts included in the measurement of lease liabilities at June 30, 2019. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the six months ended June 30, 2020, and June 30, 2019, we obtained $43 million and $34 million of ROU assets in exchange for new lease liabilities, respectively. As of June 30, 2020, the weighted-average remaining lease term of our operating lease portfolio was 6 years, and the weighted-average discount rate was 2.64%, compared to 7 years and 2.97% as of June 30, 2019.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of June 30, 2020, and that have noncancelable lease terms expiring after June 30, 2020.

($ in millions)
2020	$25
2021	43
2022	30
2023	20
2024	13
2025 and thereafter	46
Total undiscounted cash flows	177
Difference between undiscounted cash flows and discounted cash flows	(14)
Total lease liability	$163

In May 2020, we purchased an operations center in Jacksonville, Florida, which consists of two facilities previously leased by us. Commensurate with the closing of the transaction, the lease ROU asset and liability was derecognized and new fixed assets totaling approximately $48 million were recognized.
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
The following table details the components of total net operating lease expense.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Operating lease expense	$11	$12	$24	$23
Variable lease expense	2	2	4	4
Total lease expense, net (a)	$13	$14	$28	$27

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
To support our customers and help mitigate lease residual risk, we have deferred lease payments without fees for up to 120 days for any consumer requesting assistance related to the COVID-19 pandemic. Approximately 55,000 of our lease customers have enrolled in this lease modification program, and approximately 60% were granted a 120-day deferral at the time of enrollment. As of June 30, 2020, approximately 38,000 or 11% of our lease customers were enrolled in the lease modification program. We have also provided a program for and, in some cases, incentivized customers nearing their scheduled lease-end dates to extend their leases for up to an additional 180 days. Eligible customers who opted into this program during the early part of the second quarter were not charged for the first month of the extension, and the following months of the extended lease were offered under the terms of the existing lease contract. As of June 30, 2020, approximately 6,900 customers had opted into an extension requiring additional payments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

When we acquire a consumer operating lease, we assume ownership of the vehicle from the dealer. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of June 30, 2020, and December 31, 2019, consumer operating leases with a carrying value, net of accumulated depreciation, of $411 million and $352 million, respectively, were covered by a residual value guarantee of 15% of the manufacturer’s suggested retail price.
The following table details our investment in operating leases.

($ in millions)	June 30, 2020	December 31, 2019
Vehicles	$10,656	$10,426
Accumulated depreciation	(1,568)	(1,562)
Investment in operating leases, net	$9,088	$8,864

The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after June 30, 2020.

($ in millions)
2020	$722
2021	1,114
2022	635
2023	228
2024	26
2025 and thereafter	1
Total lease payments from operating leases	$2,726

We recognized operating lease revenue of $343 million and $710 million, and $363 million and $724 million for the three months and six months ended June 30, 2020, and June 30, 2019, respectively. Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Depreciation expense on operating lease assets (excluding remarketing losses and gains) (a)	$241	$262	$491	$523
Remarketing losses (gains), net	11	(23)	9	(38)
Net depreciation expense on operating lease assets	$252	$239	$500	$485
(a) Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $5 million and $12 million during the three months and six months ended June 30, 2020, respectively, and $5 million and $9 million during the three months and six months ended June 30, 2019.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Finance Leases
Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet was $455 million and $472 million as of June 30, 2020, and December 31, 2019, respectively. This includes lease payment receivables of $442 million and $459 million at June 30, 2020, and December 31, 2019, respectively, and unguaranteed residual assets of $13 million at both June 30, 2020, and December 31, 2019. Interest income on finance lease receivables was $5 million and $11 million for the three and six months ended June 30, 2020, respectively, and $6 million and $12 million for the three and six months ended June 30, 2019, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after June 30, 2020.

($ in millions)
2020	$75
2021	149
2022	112
2023	78
2024	46
2025 and thereafter	31
Total undiscounted cash flows	491
Difference between undiscounted cash flows and discounted cash flows	(49)
Present value of lease payments recorded as lease receivable	$442

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
There were no sales of financial assets into nonconsolidated VIEs for both the three months and six months ended June 30, 2020, and June 30, 2019.
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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
June 30, 2020
On-balance sheet variable interest entities
Consumer automotive	$19,760	(b)	$4,431	(c)
Commercial automotive	6,257		2,150
Off-balance-sheet variable interest entities
Consumer automotive	15	(d)	—		$276	$290	(e)
Commercial other	1,170	(f)	402	(g)	—	1,478	(h)
Total	$27,202		$6,983		$276	$1,768
December 31, 2019
On-balance sheet variable interest entities
Consumer automotive	$20,376	(b)	$6,070	(c)
Commercial automotive	8,009		3,049
Off-balance-sheet variable interest entities
Consumer automotive (i)	23	(d)	—		$417	$440	(e)
Commercial other	1,079	(f)	378	(g)	—	1,397	(h)
Total	$29,487		$9,497		$417	$1,837

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $9.4 billion and $9.0 billion of assets that were not encumbered by VIE beneficial interests held by third parties at June 30, 2020, and December 31, 2019, respectively. Ally or consolidated affiliates hold the interests in these assets.

(c)	Includes $82 million and $21 million of liabilities that were not obligations to third-party beneficial interest holders at June 30, 2020, and December 31, 2019, respectively.

(d)
Represents retained notes and certificated residual interests, of which $13 million and $21 million were classified as held-to-maturity securities at June 30, 2020, and December 31, 2019, respectively, and $2 million were classified as other assets at both June 30, 2020, and December 31, 2019. These assets represent our five percent interest in the credit risk of the assets underlying asset-backed securitizations.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Cash Flows with Off-Balance-Sheet Securitization Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive assets (for example, servicing) that were outstanding during the six months ended June 30, 2020, and 2019. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

Six months ended June 30, ($ in millions)	Consumer automotive
2020
Cash flows received on retained interests in securitization entities	$8
Servicing fees	2
Cash disbursements for repurchases during the period	(2)
2019
Cash flows received on retained interests in securitization entities	$13
Servicing fees	6
Cash disbursements for repurchases during the period	(1)

Delinquencies and Net Credit Losses
The following tables present quantitative information about delinquencies and net credit losses for off-balance-sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Off-balance-sheet securitization entities
Consumer automotive	$276	$417	$5	$6
Whole-loan sales (a)
Consumer automotive	103	207	1	2
Total	$379	$624	$6	$8

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

	Net credit losses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Off-balance-sheet securitization entities
Consumer automotive	$—	$2	$1	$4
Whole-loan sales (a)
Consumer automotive	—	1	—	1
Total	$—	$3	$1	$5

(a)	Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

11.    Other Assets
The components of other assets were as follows.

($ in millions)	June 30, 2020	December 31, 2019
Property and equipment at cost	$1,433	$1,332
Accumulated depreciation	(748)	(686)
Net property and equipment	685	646
Accrued interest, fees, and rent receivables	1,125	589
Nonmarketable equity investments (a)	1,080	1,232
Investment in qualified affordable housing projects (b)	930	830
Restricted cash held for securitization trusts (c)	760	738
Equity-method investments (d)	361	358
Goodwill	343	393
Net deferred tax assets	161	58
Other accounts receivable (e)	150	117
Restricted cash and cash equivalents (f)	73	87
Net intangible assets (g)	60	69
Fair value of derivative contracts in receivable position (h)	14	64
Other assets	979	892
Total other assets	$6,721	$6,073

(a)
Includes investments in FHLB stock of $551 million and $701 million at June 30, 2020, and December 31, 2019, respectively; FRB stock of $449 million at both June 30, 2020, and December 31, 2019; and equity securities without a readily determinable fair value of $80 million and $82 million at

June 30, 2020, and December 31, 2019, respectively, measured at cost with adjustments for impairment and observable changes in price. During the three and six months ended June 30, 2020, we recorded $4 million and $5 million of impairments and downward adjustments related to equity securities without a readily determinable fair value, respectively. Through June 30, 2020, we recorded $10 million of cumulative upward adjustments and $11 million of cumulative impairments and downward adjustments related to equity securities without a readily determinable fair value held at June 30, 2020.

(b)
Investment in qualified affordable housing projects are accounted for using the proportional amortization method of accounting and include $397 million and $372 million of unfunded commitments to provide additional capital contributions to investees at June 30, 2020, and December 31, 2019, respectively. Substantially all of the unfunded commitments at June 30, 2020, are expected to be paid out over the next five years.

(c)
Includes restricted cash collected from customer payments on securitized receivables, which are distributed by us to investors as payments on the related secured debt, and cash reserve deposits utilized as a form of credit enhancement for various securitization transactions.

(d)	Primarily relates to investments made in connection with our CRA program.

(e)	Primarily represents the proceeds from the sale of investment securities that have not settled as of the balance sheet date.

(f)
Primarily represents a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, or letter of credit arrangements and corresponding collateral requirements.

(g)
Includes gross intangible assets of $111 million at both June 30, 2020, and December 31, 2019, and accumulated amortization of $51 million and $42 million at June 30, 2020, and December 31, 2019, respectively.

(h)	For additional information on derivative instruments and hedging activities, refer to Note 18.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2019	$20	$27	$346	$393
Impairment losses	—	—	(50)	(50)
Goodwill at June 30, 2020	$20	$27	$296	$343

(a)
Includes $153 million of goodwill arising from the acquisition of Health Credit Services at both June 30, 2020, and December 31, 2019, and $143 million and $193 million of goodwill associated with Ally Invest at June 30, 2020, and December 31, 2019, respectively. For additional information on the acquisition of Health Credit Services, refer to Note 2.

During the three months ended June 30, 2020, we recognized a $50 million impairment of goodwill at Ally Invest. The recognition of this impairment was the result of certain business developments that impacted the expected growth and timing of revenue at Ally Invest, which constituted a triggering event for goodwill testing purposes. We used a combination of valuation methodologies, including discounted cash flow and comparable transaction analyses, to determine the fair market value of Ally Invest as of the April 30, 2020 valuation date and determined that the carrying value exceeded fair market value, resulting in the impairment charge.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

12.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	June 30, 2020	December 31, 2019
Noninterest-bearing deposits	$134	$119
Interest-bearing deposits
Savings and money-market checking accounts	72,561	62,486
Certificates of deposit	58,340	58,146
Other deposits	1	1
Total deposit liabilities	$131,036	$120,752

At June 30, 2020, and December 31, 2019, certificates of deposit included $27.0 billion and $25.6 billion, respectively, of those in denominations of $100 thousand or more. At June 30, 2020, and December 31, 2019, certificates of deposit included $8.7 billion and $8.2 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.
13.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	June 30, 2020			December 31, 2019
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$2,510	$—	$2,510	$2,581	$—	$2,581
Federal Home Loan Bank	—	1,100	1,100	—	2,950	2,950
Securities sold under agreements to repurchase	—	79	79	—	—	—
Total short-term borrowings	$2,510	$1,179	$3,689	$2,581	$2,950	$5,531

(a)	Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of June 30, 2020, the securities sold under agreements to repurchase consisted of $79 million of agency mortgage-backed residential debt securities set to mature within 30 days. Refer to Note 7 and Note 21 for further details.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. At June 30, 2020, we placed cash collateral of $11 million, and we did not receive any collateral. At December 31, 2019, we did not place or receive any collateral.
Long-Term Debt
The following table presents the composition of our long-term debt portfolio.

	June 30, 2020			December 31, 2019
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$1,063	$7,642	$8,705	$2,214	$7,005	$9,219
Due after one year	10,146	10,325	20,471	8,990	15,818	24,808
Total long-term debt (b) (c)	$11,209	$17,967	$29,176	$11,204	$22,823	$34,027

(a)	Includes basis adjustments related to the application of hedge accounting.

(b)	Includes $2.6 billion of trust preferred securities at both June 30, 2020, and December 31, 2019.

(c)	Includes advances net of hedge basis adjustment from the FHLB of Pittsburgh of $11.5 billion and $13.3 billion at June 30, 2020, and December 31, 2019, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining maturity of long-term debt at June 30, 2020, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2020	2021	2022	2023	2024	2025 and thereafter	Total
Unsecured
Long-term debt	$474	$701	$1,123	$865	$1,475	$7,663	$12,301
Original issue discount	(25)	(53)	(57)	(63)	(69)	(825)	(1,092)
Total unsecured	449	648	1,066	802	1,406	6,838	11,209
Secured
Long-term debt	2,571	9,253	5,435	588	102	18	17,967
Total long-term debt	$3,020	$9,901	$6,501	$1,390	$1,508	$6,856	$29,176
The following summarizes assets restricted as collateral for the payment of the related debt obligation, primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	June 30, 2020			December 31, 2019
($ in millions)	Total (a)		Ally Bank	Total (a)		Ally Bank
Investment securities (b)	$72		$72	$2,698		$2,698
Mortgage assets held-for-investment and lending receivables	17,256		17,256	17,135		17,135
Consumer automotive finance receivables	12,341		11,490	13,481		11,534
Commercial automotive finance receivables	10,921		10,921	12,890		12,890
Total assets restricted as collateral (c) (d)	$40,590		$39,739	$46,204		$44,257
Secured debt	$19,146	(e)	$18,410	$25,773	(e)	$24,069

(a)	Ally Bank is a component of the total column.

(b)
A portion of the restricted investment securities at June 30, 2020, was restricted under repurchase agreements. Refer to the section above titled Short-Term Borrowings for information on the repurchase agreements.

(c)
Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $22.1 billion and $24.8 billion at June 30, 2020, and December 31, 2019, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans and investment securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $2.4 billion at both June 30, 2020, and December 31, 2019. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(d)	Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 11 for additional information.

(e)	Includes $1.2 billion and $3.0 billion of short-term borrowings at June 30, 2020, and December 31, 2019, respectively.
Trust Preferred Securities
At both June 30, 2020, and December 31, 2019, we had issued and outstanding approximately $2.6 billion in aggregate liquidation preference of Series 2 TRUPS. Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions are payable at an annual rate equal to three-month London interbank offered rate plus 5.785% payable quarterly in arrears. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case. The Series 2 TRUPS were issued prior to October 4, 2010, under the Emergency Economic Stabilization Act of 2008 and are not subject to phase-out from additional Tier 1 capital into Tier 2 capital. The amount of Series 2 TRUPS included in Ally’s Tier 1 capital was $2.5 billion at June 30, 2020. The amount represents the carrying amount of the Series 2 TRUPS less our common stock investment in the trust.
Funding Facilities
We utilize both committed secured credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The total capacity in our credit facilities is provided by banks through private transactions. The facilities can be revolving in nature, generally having an original tenor ranging from 364 days to two years, and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the commitment period. At June 30, 2020, all of our $1.6 billion of capacity was revolving and of this balance, $550 million was from facilities with a remaining tenor greater than 364 days.
Committed Secured Credit Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Parent funding
Secured	$—	$450	$1,550	$2,050	$1,550	$2,500
Total committed secured credit facilities	$—	$450	$1,550	$2,050	$1,550	$2,500

(a)
Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

14.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	June 30, 2020	December 31, 2019
Accounts payable	$904	$535
Unfunded commitments for investment in qualified affordable housing projects	397	372
Employee compensation and benefits	229	296
Reserves for insurance losses and loss adjustment expenses	132	122
Deferred revenue	76	36
Net deferred tax liabilities	24	67
Cash collateral received from counterparties	12	48
Fair value of derivative contracts in payable position (a)	2	5
Other liabilities	523	491
Total accrued expenses and other liabilities	$2,299	$1,972

(a)	For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

15.    Accumulated Other Comprehensive Income (Loss)
The following tables present changes, net of tax, in each component of accumulated other comprehensive income (loss).

	Three months ended June 30,
($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at April 1, 2019	$(158)	$18	$11	$(96)	$(225)
Net change	291	1	17	—	309
Balance at June 30, 2019	$133	$19	$28	$(96)	$84
Balance at April 1, 2020	$661	$18	$130	$(103)	$706
Net change	122	1	(14)	—	109
Balance at June 30, 2020	$783	$19	$116	$(103)	$815

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 18.

	Six months ended June 30,
($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(481)	$18	$19	$(95)	$(539)
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2017-08 (c)	8	—	—	—	8
Balance at January 1, 2019	(473)	18	19	(95)	(531)
Net change	606	1	9	(1)	615
Balance at June 30, 2019	$133	$19	$28	$(96)	$84
Balance at December 31, 2019	$208	$19	$2	$(106)	$123
Net change	575	—	114	3	692
Balance at June 30, 2020	$783	$19	$116	$(103)	$815

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 18.

(c)	Refer to the section titled Recently Adopted Accounting Standards in Note 1 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present the before- and after-tax changes in each component of accumulated other comprehensive income (loss).

Three months ended June 30, 2020 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$175		$(38)		$137
Less: Net realized gains reclassified to income from continuing operations	19	(a)	(4)	(b)	15
Net change	156		(34)		122
Translation adjustments
Net unrealized gains arising during the period	6		(1)		5
Net investment hedges (c)
Net unrealized losses arising during the period	(5)		1		(4)
Cash flow hedges (c)
Less: Net realized gains reclassified to income from continuing operations	19		(5)		14
Other comprehensive income	$138		$(29)		$109

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 18.

Three months ended June 30, 2019 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$404		$(95)		$309
Less: Net realized gains reclassified to income from continuing operations	24	(a)	(6)	(b)	18
Net change	380		(89)		291
Translation adjustments
Net unrealized gains arising during the period	4		(1)		3
Net investment hedges (c)
Net unrealized losses arising during the period	(3)		1		(2)
Cash flow hedges (c)
Net unrealized gains arising during the period	26		(6)		20
Less: Net realized gains reclassified to income from continuing operations	4		(1)		3
Net change	22		(5)		17
Other comprehensive income	$403		$(94)		$309

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2020 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$877		$(206)		$671
Less: Net realized gains reclassified to income from continuing operations	124	(a)	(28)	(b)	96
Net change	753		(178)		575
Translation adjustments
Net unrealized losses arising during the period	(7)		2		(5)
Net investment hedges (c)
Net unrealized gains arising during the period	7		(2)		5
Cash flow hedges (c)
Net unrealized gains arising during the period	169		(41)		128
Less: Net realized gains reclassified to income from continuing operations	19		(5)		14
Net change	150		(36)		114
Defined benefit pension plans
Net unrealized gains arising during the period	4		(1)		3
Other comprehensive income	$907		$(215)		$692

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 18.

Six months ended June 30, 2019 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$825		$(194)		$631
Less: Net realized gains reclassified to income from continuing operations	33	(a)	(8)	(b)	25
Net change	792		(186)		606
Translation adjustments
Net unrealized gains arising during the period	6		(2)		4
Net investment hedges (c)
Net unrealized losses arising during the period	(5)		2		(3)
Cash flow hedges (c)
Net unrealized losses arising during the period	21		(5)		16
Less: Net realized gains reclassified to income from continuing operations	9		(2)		7
Net change	12		(3)		9
Defined benefit pension plans
Net unrealized losses arising during the period	(1)		—		(1)
Other comprehensive income	$804		$(189)		$615

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

16.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data; shares in thousands) (a)	2020	2019	2020	2019
Net income (loss) from continuing operations	$242	$584	$(77)	$959
Loss from discontinued operations, net of tax	(1)	(2)	(1)	(3)
Net income (loss) attributable to common stockholders	$241	$582	$(78)	$956
Basic weighted-average common shares outstanding (b)	375,051	398,100	375,387	401,098
Diluted weighted-average common shares outstanding (b) (c)	375,762	399,916	375,387	402,921
Basic earnings per common share
Net income (loss) from continuing operations	$0.65	$1.47	$(0.20)	$2.39
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income (loss)	$0.64	$1.46	(0.21)	2.39
Diluted earnings per common share
Net income (loss) from continuing operations	$0.64	$1.46	(0.20)	2.38
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income (loss)	$0.64	$1.46	$(0.21)	$2.37

(a)	Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.

(b)	Includes shares related to share-based compensation that vested but were not yet issued.

(c)
Due to the antidilutive effect of the net loss from continuing operations for the six months ended June 30, 2020, basic weighted-average common shares outstanding was used to calculate basic and diluted earnings per share. During the three months and six months ended June 30, 2020, there were 2.3 million and 2.4 million, respectively, in shares underlying share-based awards excluded because their inclusion would have been antidilutive. There were no antidilutive shares during the three months and six months ended June 30, 2019.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. In addition to these minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement that is currently fixed at 2.5%. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%.
In March 2020, the FRB issued a final rule to more closely align forward-looking stress testing results with the FRB’s non-stress regulatory capital requirements for BHCs with $100 billion or more in total consolidated assets and other specified companies. The final rule introduces a stress capital buffer requirement based on firm-specific stress test performance and planned dividends, which will replace the fixed 2.5% component of the capital conservation buffer requirement. The final rule also makes several changes to the CCAR process, such as eliminating the CCAR quantitative objection, narrowing the set of planned capital actions assumed to occur in the stress scenario, assuming that a firm maintains a constant level of assets over the planning horizon, eliminating the 30% dividend payout ratio as a criterion for heightened scrutiny of a firm’s capital plan, and allowing a firm to make capital distributions in excess of those included in its capital plan if the firm is otherwise in compliance with the automatic distribution limits of the capital framework. The final rule became effective on May 18, 2020, and therefore applied to the 2020 CCAR process. For a Category IV firm like Ally, the stress capital buffer requirement will comprise its capital conservation buffer requirement. Ally’s stress capital buffer requirement will be the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of risk-weighted assets. Ally received its first preliminary stress capital buffer requirement from the FRB on June 25, 2020, which was determined under this new methodology to be 3.5% and is scheduled to become effective on October 1, 2020. At the same time, the FRB announced its determination that changes in financial markets or the macroeconomic outlook could have a material effect on the risk profiles and financial conditions of firms subject to the capital-plan rule and that, as a result, the firms (including Ally) would be required to resubmit capital plans to the FRB within 45 days after receiving updated stress scenarios from the FRB. It is possible that this resubmission process may result in a change in Ally’s stress capital buffer requirement. Ally Bank’s capital conservation buffer requirement will continue to be a fixed 2.5%.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	June 30, 2020		December 31, 2019		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$13,826	10.09%	$13,837	9.54%	4.50%	(b)
Ally Bank	16,918	13.21	16,627	12.30	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$16,235	11.85%	$16,271	11.22%	6.00%	6.00%
Ally Bank	16,918	13.21	16,627	12.30	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$18,895	13.79%	$18,506	12.76%	8.00%	10.00%
Ally Bank	18,522	14.46	17,854	13.21	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$16,235	8.93%	$16,271	9.08%	4.00%	(b)
Ally Bank	16,918	9.94	16,627	10.01	4.00	5.00%

(a)
In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally and Ally Bank were required to maintain a minimum capital conservation buffer of 2.5% at both June 30, 2020, and December 31, 2019. Beginning October 1, 2020, Ally’s preliminary stress capital buffer requirement of 3.5% will comprise its capital conservation buffer requirement. Ally’s capital conservation buffer was 5.59% and 4.76% at June 30, 2020, and December 31, 2019, respectively.

(b)	Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”

(c)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including Ally, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued an interim final rule that became effective on March 31, 2020, and that provides BHCs and banks with an alternative option to temporarily delay an estimate of the impact of CECL, relative to the incurred loss methodology for estimating the allowance for loan losses, on regulatory capital. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the interim final rule, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the interim final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of June 30, 2020, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $1.2 billion.
At June 30, 2020, and December 31, 2019, Ally and Ally Bank were “well-capitalized” and met all applicable capital requirements to which each was subject. Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Refer to in Note 20 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for further discussion about other regulatory developments.
Capital Planning and Stress Tests
As a Category IV firm, we are subject to supervisory stress testing on a two-year cycle and are exempted from company-run capital stress testing. We are also required to submit an annual capital plan to the FRB. Our annual capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on our capital. The plan must also include a discussion of how we, under expected and stressful conditions, will maintain capital commensurate with our risks and above the minimum regulatory capital ratios, and will serve as a source of strength to Ally Bank. The FRB’s final rule introducing the stress capital buffer requirement, which is described above in the section titled Basel Capital Framework, makes several changes to the CCAR process that applied beginning with the 2020 cycle.
The following table presents information related to our common stock and distributions to our common stockholders over the last six quarters.

	Common stock repurchased during period (a) (b)		Number of common shares outstanding		Cash dividends declared per common share (c)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2019
First quarter	$211	8,113	404,900	399,761	$0.17
Second quarter	229	7,775	399,761	392,775	0.17
Third quarter	300	9,287	392,775	383,523	0.17
Fourth quarter	299	9,554	383,523	374,332	0.17
2020
First quarter	$104	3,838	374,332	373,155	$0.19
Second quarter	—	53	373,155	373,837	0.19

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)
On March 17, 2020, we announced the voluntary suspension of our stock-repurchase program through its termination on June 30, 2020. We do not currently plan to implement a new stock-repurchase program or repurchase shares of our common stock, except in connection with compensation plans, for the remainder of 2020. Refer to the discussion below for further details about this action.

(c)
On July 14, 2020, our Board declared a quarterly cash dividend of $0.19 per share on all common stock, payable on August 14, 2020, to stockholders of record at the close of business on July 31, 2020. Refer to Note 24 for further information regarding this common stock dividend.

We received a non-objection to our 2018 capital plan in June 2018. We were not required to submit an annual capital plan to the FRB, participate in the supervisory stress test or CCAR, or conduct company-run capital stress tests during the 2019 cycle. Instead, our capital actions during the 2019 cycle were largely based on the results from our 2018 supervisory stress test. On April 1, 2019, our Board authorized an increase in our stock-repurchase program, permitting us to repurchase up to $1.25 billion of our common stock from time to time from the third quarter of 2019 through the second quarter of 2020. On March 17, 2020, in order to support the FRB's effort to mitigate the impact of the COVID-19 pandemic on the U.S. economy and the financial system, we announced the voluntary suspension of our stock-repurchase program through its termination on June 30, 2020. We do not currently plan to implement a new stock-repurchase program or repurchase shares of our common stock, except in connection with compensation plans, for the remainder of 2020. We retain the discretion, however, to implement such a program and repurchase common stock, subject to the FRB’s restrictions as summarized below. On July 14, 2020, our Board declared a quarterly cash dividend of $0.19 per share of our common stock. Refer to Note 24 for further information on the most recent dividend.
We submitted our 2020 capital plan on April 3, 2020, which included planned capital distributions to common stockholders through share repurchases and cash dividends over the nine-quarter planning horizon. On June 25, 2020, the FRB provided us with the results of the supervisory stress test, additional industry-wide sensitivity analyses conducted in light of the COVID-19 pandemic, and our preliminary stress capital buffer requirement. At the same time, the FRB announced its determination that changes in financial markets or the macroeconomic outlook could have a material effect on the risk profiles and financial conditions of firms subject to the capital-plan rule and that, as a result, the firms (including Ally) would be required to resubmit capital plans to the FRB within 45 days after receiving updated stress scenarios from the FRB. The FRB also announced several actions to ensure that large firms such as Ally remain resilient despite the economic uncertainty from the COVID-19 pandemic, including for the third quarter of 2020 (1) the suspension of repurchases by any firm of its common stock, except repurchases relating to issuances of common stock related to employee stock ownership plans, and (2) the disallowance of any increase by a firm in the amount of its common-stock dividends and the imposition of a common-stock dividend limit equal to the average of the firm’s net income for the four preceding calendar quarters. These restrictions for the third quarter of 2020 may be extended by the FRB on a quarter-by-quarter basis. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

positions, regulatory considerations, impacts related to the COVID-19 pandemic, any accounting standards that affect capital or liquidity (including CECL), financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be suspended or resumed at any time.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the six months ended June 30, 2020, or 2019.
We placed cash and noncash collateral totaling $2 million and $143 million, respectively, supporting our derivative positions at June 30, 2020, compared to $118 million of noncash collateral at December 31, 2019, in accounts maintained by counterparties. These amounts include collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 13 for details on the repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $2 million in accounts maintained by counterparties at June 30, 2020, compared to $40 million and $29 million of cash and noncash collateral at December 31, 2019. These amounts include collateral received from clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 13 for details on repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	June 30, 2020			December 31, 2019
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$11,215	$—	$—	$17,101
Purchased options	—	—	—	62	—	14,100
Foreign exchange contracts
Forwards	—	—	145	—	3	157
Total derivatives designated as accounting hedges	—	—	11,360	62	3	31,358
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	—	—	117	—	—	81
Written options	12	—	445	2	—	522
Purchased options	—	—	—	—	—	416
Total interest rate risk	12	—	562	2	—	1,019
Foreign exchange contracts
Futures and forwards	—	—	157	—	2	112
Total foreign exchange risk	—	—	157	—	2	112
Equity contracts
Written options	—	2	1	—	—	—
Purchased options	2	—	1	—	—	—
Total equity risk	2	2	2	—	—	—
Total derivatives not designated as accounting hedges	14	2	721	2	2	1,131
Total derivatives	$14	$2	$12,081	$64	$5	$32,489

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

($ in millions)	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Assets
Available-for-sale securities (b) (c)	$1,270	$1,217	$50	$18	$32	$18
Finance receivables and loans, net (d)	36,211	33,312	334	135	79	44
Liabilities
Long-term debt	$10,020	$11,995	$196	$24	$196	$127

(a)	Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.

(b)
The carrying amount of hedged available-for-sale securities is presented above using amortized cost and includes $597 million and $230 million at June 30, 2020, and December 31, 2019, respectively, related to closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. Refer to Note 7 for a reconciliation of the amortized cost and fair value of available-for-sale securities.

(c)
The amount that is identified as the last of layer in the open hedge relationship was $490 million as of June 30, 2020. The basis adjustment associated with the open last of layer relationship was a $3 million asset as of June 30, 2020, which would be allocated across the entire remaining pool upon termination, or maturity, of the hedge relationship. The amount that is identified as the last of layer in the discontinued hedge relationship was $690 million and $200 million as of June 30, 2020, and December 31, 2019, respectively. The basis adjustment associated with the discontinued last of layer relationship was a $22 million asset as of June 30, 2020, and a $2 million asset as of December 31, 2019, which was allocated across the entire remaining pool upon termination of the hedge relationship. There were no open last-of-layer relationships at December 31, 2019.

(d)
The hedged item represents the carrying value of the hedged portfolio of assets. The amount identified as the last of layer in the open hedge relationship was $10.2 billion at both June 30, 2020, and December 31, 2019. The basis adjustment associated with the open last-of-layer relationship was a $255 million asset as of June 30, 2020, and a $91 million asset as of December 31, 2019, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. The amount that is identified as the last of layer in the discontinued hedge relationship was $17.5 billion at June 30, 2020, and $12.8 billion at December 31, 2019. The basis adjustment associated with the discontinued last-of-layer relationship was a $79 million asset and $43 million asset as of June 30, 2020, and December 31, 2019, respectively, which was allocated across the entire remaining pool upon termination of the hedge relationship.

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
(Loss) gain recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$—	$—	$(15)	$1
Other income, net of losses	(23)	(2)	(23)	(7)
Total interest rate contracts	(23)	(2)	(38)	(6)
Foreign exchange contracts
Other income, net of losses	(5)	(2)	3	(3)
Total foreign exchange contracts	(5)	(2)	3	(3)
Total loss recognized in earnings	$(28)	$(4)	$(35)	$(9)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables summarize the location and amounts of gains and losses on derivative instruments designated as fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Three months ended June 30, ($ in millions)	2020	2019	2020	2019	2020	2019	2020	2019
(Loss) gain on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$—	$(19)
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	—	19
Hedged available-for-sale securities	—	—	4	2	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	(4)	(2)	—	—	—	—
Hedged fixed-rate consumer automotive loans	(23)	98	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	23	(98)	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive income into income	22	—	—	—	—	—	—	—
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income	—	—	—	—	(2)	—	—	—
Hedged variable-rate borrowings
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	—	4
Total gain (loss) on cash flow hedging relationships	$22	$—	$—	$—	$(2)	$—	$—	$4
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$1,630	$1,860	$197	$244	$541	$651	$318	$407

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Six months ended June 30, ($ in millions)	2020	2019	2020	2019	2020	2019	2020	2019
(Loss) gain on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$(170)	$(19)
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	170	19
Hedged available-for-sale securities	—	—	45	12	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	(45)	(12)	—	—	—	—
Hedged fixed-rate consumer automotive loans	225	141	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(225)	(141)	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Hedged variable rate commercial loans
Reclassified from accumulated other comprehensive income into income	25	—	—	—	—	—	—	—
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income	—	—	—	—	(5)	1	—	—
Hedged variable-rate borrowings
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	—	8
Total gain (loss) on cash flow hedging relationships	$25	$—	$—	$—	$(5)	$1	$—	$8
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$3,372	$3,667	$423	$484	$1,133	$1,243	$666	$826

During the next 12 months, we estimate $87 million of gains will be reclassified into pretax earnings from derivatives designated as cash flow hedges.
The following tables summarize the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended June 30, ($ in millions)	2020	2019	2020	2019	2020	2019
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$2	$6
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	(6)	(5)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	(2)	(1)	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	(2)	—	—	—
Amortization of deferred loan basis adjustments	(13)	(9)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held-for-investment	(38)	11	—	—	—	—
Total (loss) gain on fair value hedging relationships	(51)	2	(4)	(1)	(4)	1

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Six months ended June 30, ($ in millions)	2020	2019	2020	2019	2020	2019
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$8	$12
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	(12)	(11)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	(3)	(1)	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	(2)	—	—	—
Amortization of deferred loan basis adjustments	(26)	(13)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held-for-investment	(47)	17	—	—	—	—
Total (loss) gain on fair value hedging relationships	(73)	4	(5)	(1)	(4)	1
Gain on cash flow hedging relationships
Interest rate contracts
Interest for qualifying accounting hedges of variable-rate commercial loans	1	—	—	—	—	—
Total gain on cash flow hedging relationships	$1	$—	$—	$—	$—	$1

The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Interest rate contracts
(Loss) gain recognized in other comprehensive income	$(19)	$22	$150	$12

The following table summarizes the effect of net investment hedges on accumulated other comprehensive income and the Condensed Consolidated Statement of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Foreign exchange contracts (a) (b)
(Loss) gain recognized in other comprehensive income	$(6)	$(3)	$6	$(5)

(a)	There were no amounts excluded from effectiveness testing for the three months and six months ended June 30, 2020, or 2019.

(b)
Gains and losses reclassified from accumulated other comprehensive income are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months and six months ended June 30, 2020, or 2019.

19.    Income Taxes
We recognized total income tax expense from continuing operations of $95 million and $3 million for the three months and six months ended June 30, 2020, respectively, compared to an income tax benefit of $90 million and income tax expense of $21 million for the same periods in 2019.
The increase in income tax expense for the three months ended June 30, 2020, compared to the same period in 2019, was primarily driven by a nonrecurring tax benefit of approximately $200 million from the release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2019, and a nondeductible goodwill impairment during the second quarter of 2020. The valuation allowance release resulted in a significant variation in the customary relationship between pretax income and income tax expense for the three months ended June 30, 2019. Additionally, the increase in income tax expense for the three months ended June 30, 2020, compared to the same period in 2019, was partially offset by the tax effects of a decrease in pretax earnings.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The decrease in income tax expense for the six months ended June 30, 2020, compared to the same period in 2019, was primarily due to the tax effects of a decrease in pretax earnings, partially offset by a nonrecurring tax benefit from the release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2019, and a nondeductible goodwill impairment during the second quarter of 2020. The nondeductible goodwill impairment resulted in a significant variation in the customary relationship between pretax income and income tax expense for the six months ended June 30, 2020.
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

	Recurring fair value measurements
June 30, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$608	$—	$5	$613
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	807	—	—	807
U.S. States and political subdivisions	—	908	5	913
Foreign government	15	147	—	162
Agency mortgage-backed residential	—	19,884	—	19,884
Mortgage-backed residential	—	3,425	—	3,425
Agency mortgage-backed commercial	—	1,786	—	1,786
Mortgage-backed commercial	—	38	—	38
Asset-backed	—	356	—	356
Corporate debt	—	1,854	—	1,854
Total available-for-sale securities	822	28,398	5	29,225
Mortgage loans held-for-sale (b)	—	—	91	91
Finance receivables and loans, net
Consumer other (b)	—	—	8	8
Interests retained in financial asset sales	—	—	1	1
Derivative contracts in a receivable position
Interest rate	—	—	12	12
Other	2	—	—	2
Total derivative contracts in a receivable position	2	—	12	14
Total assets	$1,432	$28,398	$122	$29,952
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Other	$2	—	—	$2
Total derivative contracts in a payable position	2	—	—	2
Total liabilities	$2	$—	$—	$2

(a)	Our direct investment in any one industry did not exceed 11%.

(b)	Carried at fair value due to fair value option elections.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$608	$—	$8	$616
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,047	1	—	2,048
U.S. States and political subdivisions	—	639	2	641
Foreign government	15	171	—	186
Agency mortgage-backed residential	—	21,404	—	21,404
Mortgage-backed residential	—	2,850	—	2,850
Agency mortgage-backed commercial	—	1,382	—	1,382
Mortgage-backed commercial	—	42	—	42
Asset-backed	—	368	—	368
Corporate debt	—	1,363	—	1,363
Total available-for-sale securities	2,062	28,220	2	30,284
Mortgage loans held-for-sale (b)	—	—	30	30
Finance receivables and loans, net
Consumer other (b)	—	—	11	11
Interests retained in financial asset sales	—	—	2	2
Derivative contracts in a receivable position
Interest rate	—	62	2	64
Total derivative contracts in a receivable position	—	62	2	64
Total assets	$2,670	$28,282	$55	$31,007
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Foreign currency	$—	$5	$—	$5
Total derivative contracts in a payable position	—	5	—	5
Total liabilities	$—	$5	$—	$5

(a)	Our investment in any one industry did not exceed 13%.

(b)	Carried at fair value due to fair value option elections.

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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at June 30, 2020	Net unrealized gains still held at June 30, 2020
($ in millions)	Fair value at April 1, 2020	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements		included in earnings	included in OCI
Assets
Investment securities
Equity securities	$4	$1	(a)	$—	$—	$—	$—	$—	$5	$1	$—
Available-for-sale securities	3	—		—	2	—	—	—	5	—	—
Mortgage loans held-for-sale (b)	68	8	(c)	—	676	(661)	—	—	91	1	—
Finance receivables and loans, net (b)	10	1	(d)	—	3	—	—	(6)	8	—	—
Other assets
Interests retained in financial asset sales	1	—		—	—	—	—	—	1	—	—
Derivative assets	8	4	(c)	—	—	—	—	—	12	4	—
Total assets	$94	$14		$—	$681	$(661)	$—	$(6)	$122	$6	$—

(a)	Reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Carried at fair value due to fair value option elections.

(c)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

(d)	Reported as interest and fees on finance receivables and loans and other income, net of losses in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at June 30, 2019	Net unrealized gains still held at June 30, 2019
($ in millions)	Fair value at April 1, 2019	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements		included in earnings	included in OCI
Assets
Equity securities	$11	$2	(a)	$—	$—	$—	$—	$(4)	$9	$2	$—
Mortgage loans held-for-sale (b)	15	3	(c)	—	156	(152)	—	—	22	—	—
Other assets
Interests retained in financial asset sales	4	—		—	—	—	—	(1)	3	—	—
Derivative assets	2	—		—	—	—	—	—	2	—	—
Total assets	$32	$5		$—	$156	$(152)	$—	$(5)	$36	$2	$—

(a)	Reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Carried at fair value due to fair value option elections.

(c)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
		Net realized/unrealized (losses) gains							Fair value at June 30, 2020	Net unrealized (losses) gains still held at June 30, 2020
($ in millions)	Fair value at Jan. 1, 2020	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements		included in earnings	included in OCI
Assets
Investment securities
Equity securities	$8	$(3)	(a)	$—	$—	$—	$—	$—	$5	$(3)	$—
Available-for-sale securities	2	—		—	3	—	—	—	5	—	—
Mortgage loans held-for-sale (b)	30	13	(c)	—	978	(930)	—	—	91	2	—
Finance receivables and loans, net (b)	11	—		—	9	—	—	(12)	8	—	—
Other assets
Interests retained in financial asset sales	2	—		—	—	—	—	(1)	1	—	—
Derivative assets	2	10	(c)	—	—	—	—	—	12	10	—
Total assets	$55	$20		$—	$990	$(930)	$—	$(13)	$122	$9	$—

(a)	Reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Carried at fair value due to fair value option elections.

(c)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at June 30, 2019	Net unrealized gains still held at June 30, 2019
($ in millions)	Fair value at Jan. 1, 2019	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements		included in earnings	included in OCI
Assets
Equity securities	$7	$6	(a)	$—	$—	$—	$—	$(4)	$9	$6	$—
Mortgage loans held-for-sale (b)	8	4	(c)	—	246	(236)	—	—	22	—	—
Other assets
Interests retained in financial asset sales	4	—		—	—	—	—	(1)	3	—	—
Derivative assets	—	2	(c)	—	—	—	—	—	2	2	—
Total assets	$19	$12		$—	$246	$(236)	$—	$(5)	$36	$8	$—

(a)	Reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Carried at fair value due to fair value option elections.

(c)	Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at June 30, 2020, and December 31, 2019, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost or fair value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
June 30, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$313	$313	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	53	53	(17)	n/m	(a)
Other	—	—	44	44	(10)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	97	97	(27)	n/m	(a)
Other assets
Nonmarketable equity investments	—	—	5	5	(4)	n/m	(a)
Goodwill (c)	—	—	143	143	(50)	n/m	(a)
Repossessed and foreclosed assets (d)	—	—	8	8	—	n/m	(a)
Total assets	$—	$—	$566	$566	$(81)	n/m
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

(b)	Represents the portion of the portfolio specifically impaired during 2020. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(c)	On April 30, 2020, we recognized a $50 million impairment of goodwill at Ally Invest. Refer to Note 11 for further discussion.

(d)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Nonrecurring fair value measurements				Lower-of-cost or fair value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
December 31, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$128	$128	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	64	64	(12)	n/m	(a)
Other	—	—	45	45	(21)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	109	109	(33)	n/m	(a)
Other assets
Nonmarketable equity investments	—	5	7	12	—	n/m	(a)
Equity-method investments	—	—	4	4	(6)	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	12	12	(1)	n/m	(a)
Total assets	$—	$5	$260	$265	$(40)	n/m
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at June 30, 2020, and December 31, 2019.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
June 30, 2020
Financial assets
Held-to-maturity securities	$1,390	$—	$1,476	$—	$1,476
Loans held-for-sale, net	313	—	—	313	313
Finance receivables and loans, net	114,872	—	—	120,845	120,845
FHLB/FRB stock (a)	1,000	—	1,000	—	1,000
Financial liabilities
Deposit liabilities	$60,340	$—	$—	$61,429	$61,429
Short-term borrowings	3,689	—	—	3,692	3,692
Long-term debt	29,176	—	19,462	12,223	31,685
December 31, 2019
Financial assets
Held-to-maturity securities	$1,568	$—	$1,600	$—	$1,600
Loans held-for-sale, net	128	—	—	128	128
Finance receivables and loans, net	126,957	—	—	130,837	130,837
FHLB/FRB stock (a)	1,150	—	1,150	—	1,150
Financial liabilities
Deposit liabilities	$60,146	$—	$—	$60,678	$60,678
Short-term borrowings	5,531	—	—	5,532	5,532
Long-term debt	34,027	—	22,789	14,138	36,927

(a)	Included in other assets on our Condensed Consolidated Balance Sheet.
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At June 30, 2020, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet	Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
June 30, 2020
Assets
Derivative assets in net asset positions	$2	$—	$2	$(2)	$—	$—
Derivative assets with no offsetting arrangements	12	—	12	—	—	12
Total assets	$14	$—	$14	$(2)	$—	$12
Liabilities
Derivative liabilities in net asset positions	$2	$—	$2	$(2)	$—	$—
Securities sold under agreements to repurchase (d)	79	—	79	—	(79)	—
Total liabilities	$81	$—	$81	$(2)	$(79)	$—
December 31, 2019
Assets
Derivative assets in net asset positions	$62	$—	$62	$—	$(36)	$26
Derivative assets with no offsetting arrangements	2	—	2	—	—	2
Total assets	$64	$—	$64	$—	$(36)	$28
Liabilities
Derivative liabilities in net liability positions	$5	$—	$5	$—	$(4)	$1
Total liabilities	$5	$—	$5	$—	$(4)	$1

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

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
Corporate and Other primarily consists of centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments. Financial results related to Ally Invest, our online brokerage operations, are currently included within Corporate and Other. Additionally, beginning in October 2019 with the acquisition of Health Credit Services, financial information related to Ally Lending, our point-of-sale financing business, is included within Corporate and Other.
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
The information presented in our reportable operating segments is based in part on internal allocations, which involve management judgment.
Financial information for our reportable operating segments is summarized as follows.

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2020
Net financing revenue and other interest income	$989	$12	$30	$77	$(54)	$1,054
Other revenue	40	438	19	6	52	555
Total net revenue	1,029	450	49	83	(2)	1,609
Provision for credit losses	256	—	3	25	3	287
Total noninterest expense	444	322	38	26	155	985
Income (loss) from continuing operations before income tax expense	$329	$128	$8	$32	$(160)	$337
Total assets	$102,016	$8,740	$16,669	$6,206	$50,430	$184,061
2019
Net financing revenue and other interest income	$1,022	$15	$46	$61	$13	$1,157
Other revenue	61	286	4	10	34	395
Total net revenue	1,083	301	50	71	47	1,552
Provision for credit losses	180	—	—	3	(6)	177
Total noninterest expense	444	301	36	22	78	881
Income (loss) from continuing operations before income tax expense	$459	$—	$14	$46	$(25)	$494
Total assets	$114,955	$8,241	$16,584	$4,980	$35,688	$180,448

(a)	Net financing revenue and other interest income after the provision for credit losses totaled $767 million and $980 million for the three months ended June 30, 2020, and June 30, 2019, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2020
Net financing revenue and other interest income	$2,029	$26	$68	$145	$(68)	$2,200
Other revenue	87	575	29	19	111	821
Total net revenue	2,116	601	97	164	43	3,021
Provision for credit losses	1,022	—	4	139	25	1,190
Total noninterest expense	938	578	73	61	255	1,905
Income (loss) from continuing operations before income tax expense	$156	$23	$20	$(36)	$(237)	$(74)
Total assets	$102,016	$8,740	$16,669	$6,206	$50,430	$184,061
2019
Net financing revenue and other interest income	$2,002	$27	$96	$115	$49	$2,289
Other revenue	129	646	6	21	59	861
Total net revenue	2,131	673	102	136	108	3,150
Provision for credit losses	442	—	2	26	(11)	459
Total noninterest expense	901	528	73	51	158	1,711
Income (loss) from continuing operations before income tax expense	$788	$145	$27	$59	$(39)	$980
Total assets	$114,955	$8,241	$16,584	$4,980	$35,688	$180,448

(a)	Net financing revenue and other interest income after the provision for credit losses totaled $1.0 billion and $1.8 billion for the six months ended June 30, 2020, and June 30, 2019, respectively.
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
Descriptions of certain of our legal matters follow. We do not believe, however, that an estimate of reasonably possible losses or a range of reasonably possible losses—whether in excess of any related accrual or where no accrual exists—can be made for any of these matters for some or all of the reasons identified in the preceding paragraphs.
Purported and Certified Class Actions
In March 2016, Ally filed an action against two buyers of a motor vehicle—Ally Financial Inc. v. Alberta Haskins and David Duncan, Case No. 16JE-AC01713-01, in the Circuit Court of Jefferson County, Missouri—for the purpose of collecting the deficiency that remained due under the retail installment sales contract after the buyers had defaulted and the vehicle had been repossessed and disposed of. In March 2017, the buyers filed a second amended answer and counterclaim on behalf of nationwide and Missouri classes, arguing that Ally’s pre- and post-disposition notices had violated Article 9 of the Uniform Commercial Code as adopted in each State and other applicable jurisdiction. The request for relief included an indeterminate amount of actual, statutory, and punitive damages as well as fees, costs, interest, and other remedies. In May 2018, the circuit court certified the nationwide and Missouri classes and denied Ally’s motion for partial summary judgment. In September 2018, the case was reassigned to a different circuit-court judge, and in February 2019, Ally filed a motion to decertify the nationwide and Missouri classes. In November 2019, the circuit court denied Ally’s motion to decertify. In December 2019, Ally filed a petition with the Missouri Court of Appeals and then with the Missouri Supreme Court for a writ prohibiting the circuit court from taking further action other than vacating the order denying decertification, but each of those petitions was denied. In January 2020, the case was reassigned to a different circuit-court judge. In June 2020, the buyers on behalf of the certified nationwide and Missouri classes filed a motion for partial summary judgment on liability and damages, including statutory damages, the waiver of amounts due, and prejudgment interest. These damages, if awarded by the court, could be significant. We intend to vigorously defend against the claims made by the buyers, including their measure of alleged damages, and the circuit court’s certification of nationwide and Missouri classes.
24.    Subsequent Events
Declaration of Quarterly Dividend
On July 14, 2020, our Board declared a quarterly cash dividend of $0.19 per share on all common stock. The dividend is payable on August 14, 2020, to stockholders of record at the close of business on July 31, 2020.

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
The following table presents selected Condensed Consolidated Statement of Comprehensive Income and earnings per common share data.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data; shares in thousands)	2020	2019	2020	2019
Total financing revenue and other interest income	$2,178	$2,491	$4,529	$4,924
Total interest expense	872	1,095	1,829	2,150
Net depreciation expense on operating lease assets	252	239	500	485
Net financing revenue and other interest income	1,054	1,157	2,200	2,289
Total other revenue	555	395	821	861
Total net revenue	1,609	1,552	3,021	3,150
Provision for credit losses	287	177	1,190	459
Total noninterest expense	985	881	1,905	1,711
Income (loss) from continuing operations before income tax expense (benefit)	337	494	(74)	980
Income tax expense (benefit) from continuing operations	95	(90)	3	21
Net income (loss) from continuing operations	242	584	(77)	959
Loss from discontinued operations, net of tax	(1)	(2)	(1)	(3)
Net income (loss)	$241	$582	$(78)	$956
Basic earnings per common share (a):
Net income (loss) from continuing operations	$0.65	$1.47	$(0.20)	$2.39
Net income (loss)	0.64	1.46	(0.21)	2.39
Weighted-average common shares outstanding	375,051	398,100	375,387	401,098
Diluted earnings per common share (a)(b):
Net income (loss) from continuing operations	$0.64	$1.46	$(0.20)	$2.38
Net income (loss)	0.64	1.46	(0.21)	2.37
Weighted-average common shares outstanding	375,762	399,916	375,387	402,921
Common share information:
Cash dividends declared per common share	$0.19	$0.17	$0.38	$0.34
Period-end common shares outstanding	373,837	392,775	373,837	392,775

(a)	Includes shares related to share-based compensation that vested but were not yet issued.

(b)
Due to the antidilutive effect of the net loss from continuing operations for the six months ended June 30, 2020, basic weighted-average common shares outstanding was used to calculate basic and diluted earnings per share. Refer to Note 16 to the Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following tables present selected Condensed Consolidated Balance Sheet and ratio data.

June 30, ($ in millions)	2020	2019
Selected period-end balance sheet data:
Total assets	$184,061	$180,448
Total deposit liabilities	$131,036	$116,325
Long-term debt	$29,176	$37,466
Total equity	$13,826	$14,316

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Financial ratios:
Return on average assets (a)	0.53%	1.29%	(0.09)%	1.08%
Return on average equity (a)	6.75%	16.92%	(1.11)%	14.20%
Equity to assets (a)	7.89%	7.64%	7.81%	7.58%
Common dividend payout ratio (b)	29.69%	11.64%	n/m	14.23%
Net interest spread (a) (c)	2.23%	2.43%	2.34%	2.44%
Net yield on interest-earning assets (a) (d)	2.40%	2.66%	2.53%	2.66%
n/m = not meaningful

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)
The common dividend payout ratio was calculated using basic earnings per common share. During the six months ended June 30, 2020, we paid dividends of $0.38 per share and incurred a loss of $0.21 per share. Due to the relationship of this calculation and the net loss incurred, this ratio is not meaningful for the six months ended June 30, 2020.

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

	June 30,
($ in millions)	2020	2019
Common Equity Tier 1 capital ratio	10.09%	9.52%
Tier 1 capital ratio	11.85%	11.19%
Total capital ratio	13.79%	12.73%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	8.93%	9.05%
Total equity	$13,826	$14,316
CECL phase-in adjustment (b)	1,206	—
Goodwill and certain other intangibles	(392)	(281)
Deferred tax assets arising from net operating loss and tax credit carryforwards (c)	(18)	(84)
Other adjustments	(796)	(64)
Common Equity Tier 1 capital	13,826	13,887
Trust preferred securities	2,497	2,494
Other adjustments	(88)	(62)
Tier 1 capital	16,235	16,319
Qualifying subordinated debt and other instruments qualifying as Tier 2	1,034	1,032
Qualifying allowance for credit losses and other adjustments	1,626	1,221
Total capital	$18,895	$18,572
Risk-weighted assets (d)	$136,973	$145,874

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2020	2019	Favorable/(unfavorable) % change	2020	2019	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,029	$1,083	(5)	$2,116	$2,131	(1)
Insurance	450	301	50	601	673	(11)
Mortgage Finance	49	50	(2)	97	102	(5)
Corporate Finance	83	71	17	164	136	21
Corporate and Other	(2)	47	(104)	43	108	(60)
Total	$1,609	$1,552	4	$3,021	$3,150	(4)
Income from continuing operations before income tax expense (benefit)
Dealer Financial Services
Automotive Finance	$329	$459	(28)	$156	$788	(80)
Insurance	128	—	n/m	23	145	(84)
Mortgage Finance	8	14	(43)	20	27	(26)
Corporate Finance	32	46	(30)	(36)	59	(161)
Corporate and Other	(160)	(25)	n/m	(237)	(39)	n/m
Total	$337	$494	(32)	$(74)	$980	(108)
n/m = not meaningful

•
Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.

Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our dealer-focused business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles make us a premier automotive finance company. Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers. The automotive marketplace is dynamic and evolving, and we are focused on meeting the needs of both our dealer and consumer customers and continuing to strengthen and expand upon the 4.5 million consumer accounts in our portfolio and 18,400 dealer relationships we have. Clearlane, our online automotive lender exchange, expands our direct-to-consumer capabilities and provides a digital platform for consumers seeking financing. Clearlane further enhances our automotive financing offerings, dealer relationships, and digital capabilities. In addition to providing a digital direct-to-consumer channel for Ally, Clearlane is a fee-based business that generates revenue by successfully referring leads to other automotive lenders. Additionally, we continue to identify and cultivate relationships with automotive retailers including those with

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

leading eCommerce platforms. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers.
The Growth channel was established to focus on developing dealer relationships beyond those relationships that primarily were developed through our role as a captive finance company for GM and Chrysler. The Growth channel was expanded to include direct-to-consumer financing through Clearlane and other channels and our arrangements with online automotive retailers. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. The success of the Growth channel has been a key enabler to converting our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have over 12,000 dealer relationships, of which approximately 87% are franchised dealers (including brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda, and others), or used vehicle only retailers with a national presence.
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. We serve approximately 2.5 million consumers nationwide across F&I and P&C products. In addition, we offer F&I products in Canada, where we serve more than 400,000 consumers and are the VSC and protection plan provider for GM Canada. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we offer VSCs, VMCs, and GAP products. We also underwrite selected commercial insurance coverages, which primarily insure dealers’ wholesale vehicle inventory. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models. We also offer ClearGuard on the SmartAuction platform, which is a protection product designed to minimize the risk to dealers from arbitration claims for eligible vehicles sold at auction.

•
Our Mortgage Finance operations consist of the management of held-for-investment and held-for-sale consumer mortgage loan portfolios. Our held-for-investment portfolio includes bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties, and our direct-to-consumer Ally Home mortgage offering.

Through the bulk loan channel, we purchase loans from several qualified sellers including direct originators and large aggregators who have the financial capacity to support strong representations and warranties and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage prepayments through retention modification or refinancing through our direct-to-consumer channel. During the three and six months ended June 30, 2020, we purchased $1.9 billion and $2.4 billion of mortgage loans that were originated by third parties. Our mortgage loan purchases are held-for-investment.
Through our direct-to-consumer channel, which was introduced late in 2016, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment provider. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo and LMI mortgages are originated as held-for-investment. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April 2019, we announced a strategic partnership with Better.com, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, Better.com conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offerings in a highly innovative, scalable, and cost-efficient manner, while Ally retains control of all the marketing and advertising strategies and loan pricing. During the three and six months ended June 30, 2020, we originated $1.2 billion and $2.0 billion of mortgage loans through our direct-to-consumer channel.
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

•
Corporate and Other primarily consists of centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes activity related to certain equity investments, which primarily consist of FHLB and FRB stock, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments.
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
Significant Business Developments Related to COVID-19
The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deteriorations in household, business, economic, and market conditions, including in the United States where we conduct nearly all of our business. COVID-19 has not yet been contained and could continue to affect significantly more households and businesses. The duration and severity of the pandemic remain impossible to predict, as the initial slowing of the number of cases nationally has recently reversed and the potential exists for further resurgences to occur. Many governmental and nongovernmental authorities have directed their actions toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. These actions have not always been coordinated or consistent across jurisdictions and have varied in scope and intensity over time. While this response initially slowed the rate of spread of COVID-19 and supported economic stability, it is not clear whether the salutary effects will persist, especially if resurgences worsen or increase. National, regional, and local economies and markets could suffer further disruptions that are lasting.
The COVID-19 pandemic has negatively impacted us and our customers, counterparties, employees, and third-party service providers since its spread began to accelerate in March 2020. While we experienced some improvements in our business late in the second quarter, we cannot yet be confident in the sustainability of this rebound—especially with the recent resurgence of COVID-19 in many parts of the United States—and the adverse effects on our business, financial position, results of operations, and prospects could be significant as time goes on. For further information on these risks and uncertainties, refer to the section titled Risk Factors in Part II, Item 1A of this report.
During the first quarter of 2020, the most notable impacts to our results of operations were a higher provision expense for credit losses and a decline in the fair value of our portfolio of equity securities. Our provision expense was $903 million for the first quarter of 2020, compared to $282 million for the first quarter of 2019, with the increase primarily driven by $602 million of incremental reserves associated with a deterioration in macroeconomic variables such as unemployment. During the second quarter of 2020, we incurred total provision expense of $287 million, which included $128 million attributable to the macroeconomic environment and other factors aside from changes in portfolio size and incremental charge-offs. Given the unpredictability of COVID-19 and its direct and indirect effects, however, our forecast of macroeconomic conditions and operating results—including expected lifetime credit losses on our loan portfolio—is subject to meaningful uncertainty. As for our portfolio of equity securities, while we experienced realized and unrealized losses of $184 million during the first quarter of 2020 primarily due to the unfavorable market conditions associated with COVID-19, a recovery in the equity markets resulted in realized and unrealized gains of $169 million during the second quarter of 2020. It is possible that unusual volatility in the equity markets could continue and impact our results.
As governments acted to temporarily close or restrict the operations of businesses, including automotive dealers, and as many consumers and businesses changed their behavior in response to governmental mandates and advisories to sharply restrain commercial and social interactions, we experienced significant reductions in our consumer automotive loan application volume during the second half of March and into April 2020. In addition, we observed downward pressure on the automotive sales and other operating results of our dealer customers, on their capacity to accept the return of leased vehicles, and on used-vehicle auction activity and values. As consumers and businesses began to adapt to the changed conditions and many governmental authorities relaxed their restrictions later in the second quarter, however, we observed a gradual recovery in activity, including stronger used-vehicle prices. Even so, many automotive manufacturers and their suppliers had taken measures to slow or shut down production in response to the pandemic, which negatively affected dealer inventory levels and sales during the second quarter of 2020 and significantly reduced wholesale floorplan lending business to dealers. Refer to the section titled Automotive Financing Volume in this MD&A for a further discussion regarding the impacts of COVID-19 on our business. Lower dealer inventory levels also reduced vehicle inventory insurance premiums within our insurance operations. Declining sales and limited operations at dealers during the second half of March and into April 2020 reduced demand in our Insurance operations for consumer products such as VSC and GAP protection, but as in our Automotive Finance operations, we experienced a gradual recovery in these consumer products later in the

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

second quarter. Within our corporate finance business, we experienced higher draws on commercial customer lines of credit during the second half of March 2020, but this trend abated in April. Refinance volume and prepayment activity increased for our mortgage finance business during the second quarter of 2020, driven by lower market interest rates from the current economic environment. Our deposits franchise recorded strong growth in both retail and total deposits during the first and second quarters of 2020, despite substantial outflows to brokerage accounts during March. Our retail deposit customer retention rate remained high at 96% during both the first and second quarter of 2020.
Governments have taken unprecedented steps to partially mitigate the adverse effects of their containment measures. For example, in late March 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy. One component of the CARES Act is the PPP, which is a guaranteed, unsecured loan program administered by the SBA. Loans under the PPP are fully guaranteed and may be forgiven by the SBA and can be obtained by small businesses and other entities to cover payroll costs and other expenses, including mortgage payments, rents, and utilities. We had $719 million of loans outstanding to our dealer customers under the PPP as of June 30, 2020. Among its other provisions, the CARES Act significantly expands eligibility for and the amount of unemployment benefits, creates and funds the advance payment of a refundable tax credit for 2020, and appropriates $500 billion to the Treasury Secretary to support U.S. air carriers and other U.S. businesses that have not otherwise received adequate economic relief as well as states and municipalities. The FRB has taken decisive and sweeping actions as well. Since March 15, 2020, these actions have included a reduction in the target range for the federal funds rate to 0 to 1/4 percent, a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, and numerous facilities to support the flow of credit to households and businesses, such as the Municipal Liquidity Facility, the Main Street Lending Program, the Primary Market Corporate Credit Facility, the Secondary Market Corporate Credit Facility, the Term Asset-Backed Securities Loan Facility, the Money Market Mutual Fund Liquidity Facility, and the Commercial Paper Funding Facility.
We have acted swiftly to support our customers with industry-leading programs and at the same time manage our credit risk. In our automotive finance business, existing consumer loan and lease customers had the option to elect to defer their loan payments for up to 120 days without late fees being incurred but, for consumer automotive loans, with finance charges continuing to accrue. This program was made available to consumer automotive loan and lease customers from March 18, 2020, through June 21, 2020. For dealers with current accounts, we have offered for up to four months a waiver of curtailments on wholesale floorplan loans, an increase in floorplan advance rates, a deferral of interest and insurance charges on wholesale borrowings, and a deferral of term loan payments. In our mortgage-lending business, existing customers experiencing financial hardship due to an interruption of income related to the COVID-19 pandemic have been afforded the opportunity to defer their loan payments for up to 120 days without late fees being incurred but with interest continuing to accrue. In our personal-lending business, existing customers experiencing financial hardship due to the COVID-19 pandemic were able to elect to defer their loan payments for up to 120 days without late fees being incurred or finance charges continuing to accrue. For more detail and further discussion, refer to the section titled Credit Quality Indicators in Note 8 to the Condensed Consolidated Financial Statements and to the section titled Risk Management within this MD&A. For our deposit customers, we are waiving fees for overdrafts, excessive transactions, and expedited shipping of checks and debit cards through July 31, 2020. For our brokerage customers, we are waiving fees for broker-assisted trades, paper statements, and overnight outbound check processing through July 31, 2020.
The degree to which our actions and those of governments and others will directly or indirectly assist our customers, counterparties, and third-party service providers and advance our business and the economy generally is not yet clear. For example, while our loan-deferral programs may better position customers to resume their regular payments to us in the future and enhance our brand and customer loyalty, these programs may negatively impact our revenue and other results of operations at least in the near term and may not be as successful as we expect in managing our credit risk. In addition, while the FRB’s accommodative monetary policy may benefit us to some degree by supporting economic activity among our customers, this policy and sudden shifts in it may inhibit our ability to grow or sustain net interest income and effectively manage interest-rate and market risks. Additionally, while extraordinary governmental intervention in the economy and markets has created stability, the scale of these actions inevitably heightens political, reputational, litigation, and similar risks for financial intermediaries like us. Furthermore, while governmental stimulus and relief programs may have supported the financial condition of some of our customers in the early stages of the pandemic, these programs may be discontinued or curbed before the economy recovers, may otherwise be insufficient, and may create political, fiscal, monetary, and other adverse consequences for households and businesses.
In light of volatility in the capital markets and economic disruptions, we continue to carefully monitor our capital and liquidity positions. On March 17, 2020, in order to support the FRB's effort to mitigate the impact of the COVID-19 pandemic on the U.S. economy and the financial system, we announced the voluntary suspension of our stock-repurchase program through its termination on June 30, 2020. We do not currently plan to implement a new stock-repurchase program or repurchase shares of our common stock, except in connection with compensation plans, for the remainder of 2020. In March 2020, the U.S. banking agencies issued an interim final rule that became effective on March 31, 2020, and that provides banking organizations with an alternative option to delay for two years their estimates of the impact of CECL, relative to the incurred loss methodology, on regulatory capital, followed by a three-year transition period. As further described in Note 17 to the Condensed Consolidated Financial Statements, we elected this alternative option instead of the one described in the December 2018 rule previously issued by banking agencies. As of June 30, 2020, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $1.2 billion.
At June 30, 2020, Ally and Ally Bank were “well-capitalized” and met all applicable regulatory capital requirements, including with Common Equity Tier 1 capital ratios of 10.09% and 13.21%, respectively, compared to the minimum requirement of 4.50%. We continue to anticipate that we will have sufficient capital levels to meet all of these requirements. Additionally, we continue to access our routine short-term funding sources, such as FHLB borrowings and repurchase agreements, and continue to assess longer-term funding sources, such as unsecured debt and ABS. In early April 2020, we issued $750 million in aggregate principal amount of 5.80% senior notes due 2025, and in June 2020, we issued $800 million in aggregate principal amount of 3.050% senior notes due 2023, both of which provided additional

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

liquidity at Ally. Approximately 80% of our funding, however, is through deposits, and as described earlier in this section, we have and currently expect to maintain a strong deposits franchise. For additional discussions surrounding our capital and liquidity positions and related risks, refer to the section titled Liquidity Management, Funding, and Regulatory Capital in this MD&A.
The COVID-19 pandemic and related governmental mandates and advisories have necessitated changes in the way we operate our business. We activated our business continuity plan in late February 2020 and, since then, have migrated nearly all of our workforce off-site or to work-from-home arrangements to mitigate health risks. We are also carefully monitoring the activities of our vendors and other third-party service providers to manage the risks associated with any potential service disruptions. The length of time we may be required to operate under these circumstances, as well as the potential for them to worsen or for significant disruptions to occur, remains uncertain. While to date we have not experienced material adverse disruptions to our internal operations or third-party services due to the COVID-19 pandemic, we continue to review evolving risks and developments. To support our employees during this time, we have provided a range of financial-assistance offerings and enhanced benefits, including a $1,200 payment for those earning less than $100,000. In addition, we have pledged financial support to our communities for emergency needs, such as food, health care, emergency housing, and childcare.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by business line.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2020	2019	Favorable/(unfavorable) % change	2020	2019	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,178	$2,491	(13)	$4,529	$4,924	(8)
Total interest expense	872	1,095	20	1,829	2,150	15
Net depreciation expense on operating lease assets	252	239	(5)	500	485	(3)
Net financing revenue and other interest income	1,054	1,157	(9)	2,200	2,289	(4)
Other revenue
Insurance premiums and service revenue earned	263	261	1	540	522	3
Gain on mortgage and automotive loans, net	14	2	n/m	2	12	(83)
Other gain on investments, net	188	39	n/m	109	147	(26)
Other income, net of losses	90	93	(3)	170	180	(6)
Total other revenue	555	395	41	821	861	(5)
Total net revenue	1,609	1,552	4	3,021	3,150	(4)
Provision for credit losses	287	177	(62)	1,190	459	(159)
Noninterest expense
Compensation and benefits expense	334	296	(13)	694	614	(13)
Insurance losses and loss adjustment expenses	142	127	(12)	216	186	(16)
Goodwill impairment	50	—	n/m	50	—	n/m
Other operating expenses	459	458	—	945	911	(4)
Total noninterest expense	985	881	(12)	1,905	1,711	(11)
Income (loss) from continuing operations before income tax expense (benefit)	337	494	(32)	(74)	980	(108)
Income tax expense (benefit) from continuing operations	95	(90)	n/m	3	21	86
Net income (loss) from continuing operations	$242	$584	(59)	$(77)	$959	(108)
n/m = not meaningful
We earned net income from continuing operations of $242 million and incurred a loss of $77 million for the three months and six months ended June 30, 2020, respectively, compared to income earned of $584 million and $959 million for the three months and six months ended June 30, 2019. During the three months and six months ended June 30, 2020, results were unfavorably impacted by higher provision for credit losses, driven by economic disruption as a result of the COVID-19 pandemic. Results were also unfavorably impacted by lower net financing revenue and other interest income driven by decreases in our commercial automotive revenue due to lower outstanding floorplan assets and lower benchmark interest rates, lower income from cash balances and investment securities, and higher prepayment activity within our mortgage finance operations as well as higher noninterest expense driven by the impairment of goodwill related to Ally Invest. For the three months ended June 30, 2020, these items were partially offset by higher realized and unrealized gains on equity investments, driven by a recovery in equity markets during the second quarter.
Net financing revenue and other interest income decreased $103 million and $89 million for the three months and six months ended June 30, 2020, compared to the three months and six months ended June 30, 2019. Net financing revenue and other interest income was driven by decreases of $202 million and $317 million in our commercial automotive financing revenue, primarily due to lower outstanding floorplan assets as a result of vehicle inventory declines that have resulted from lower automotive production levels due to COVID-19 and as a result of lower benchmark interest rates. Results were also unfavorably impacted by lower income from our investment securities portfolio, lower interest income from cash balances due to a lower interest rate environment, and higher prepayment activity within our Mortgage Finance operations. These were partially offset by higher consumer automotive loan financing revenue, primarily due to improved portfolio yields, excluding the unfavorable impact of hedges, as a result of our continued focus on expanding risk-adjusted returns. Additionally, we experienced decreases of 20% and 15% in total interest expense for the three months and six months ended June 30, 2020, respectively, compared to the three months and six months ended June 30, 2019, which was driven by lower market interest rates, which drove a decrease

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

in our deposit rates, and our continued shift to more cost-efficient deposit funding. Our total deposit liabilities increased $14.7 billion to $131.0 billion as of June 30, 2020, as compared to June 30, 2019.
Other gain on investments were $188 million and $109 million for the three months and six months ended June 30, 2020, respectively, compared to $39 million and $147 million for the three months and six months ended June 30, 2019. The increase in gain on investments for the three months ended June 30, 2020, was primarily driven by a recovery in equity markets during the three months ended June 30, 2020. The decrease in gain on investments for the six months ended June 30, 2020, was primarily driven by unfavorable market conditions due to the COVID-19 pandemic, which drove significantly higher unrealized losses in our equities portfolio during the three months ended March 31, 2020.
The provision for credit losses was $287 million and $1.2 billion for the three months and six months ended June 30, 2020, respectively, compared to $177 million and $459 million for the same periods in 2019. The increases in provision for credit losses for the three months and six months ended June 30, 2020, were primarily driven by reserve increases associated with the broad macroeconomic impact resulting from the COVID-19 pandemic. Additionally, provision expense for the six months ended June 30, 2020, increased as a result of higher provisions for specific loan exposures within our Corporate Finance operations. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $104 million and $194 million for the three months and six months ended June 30, 2020, as compared to the three months and six months ended June 30, 2019. The increases for the three months and six months ended June 30, 2020, were driven by an impairment charge of $50 million related to the goodwill at Ally Invest. Additionally, the increases for the three months and six months ended June 30, 2020, were driven by higher weather losses, the acquisition of Ally Lending during the three months ended December 31, 2019, and increased expenses to support the growth of our consumer product suite, as we continue to make investments in our technology platform to enhance the customer experience and expand our digital capabilities and portfolio of products.
We recognized total income tax expense from continuing operations of $95 million and $3 million for the three months and six months ended June 30, 2020, compared to income tax benefit of $90 million and income tax expense of $21 million for the same periods in 2019. The increase in income tax expense for the three months ended June 30, 2020, compared to the same period in 2019, was primarily driven by a nonrecurring tax benefit of approximately $200 million from the release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2019, and a nondeductible goodwill impairment during the second quarter of 2020. The valuation allowance release resulted in a significant variation in the customary relationship between pretax income and income tax expense for the three months ended June 30, 2019. Additionally, the increase in income tax expense for the three months ended June 30, 2020, compared to the same period in 2019, was partially offset by the tax effects of a decrease in pretax earnings.
The decrease in income tax expense for the six months ended June 30, 2020, compared to the same period in 2019, was primarily due to the tax effects of a decrease in pretax earnings, partially offset by a nonrecurring tax benefit from the release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2019, and a nondeductible goodwill impairment during the second quarter of 2020. The nondeductible goodwill impairment resulted in a significant variation in the customary relationship between pretax income and income tax expense for the six months ended June 30, 2020.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2020	2019	Favorable/(unfavorable) % change	2020	2019	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,215	$1,184	3	$2,417	$2,314	4
Commercial	210	412	(49)	517	834	(38)
Loans held-for-sale	—	—	—	—	1	(100)
Operating leases	343	363	(6)	710	724	(2)
Other interest income	2	3	(33)	3	4	(25)
Total financing revenue and other interest income	1,770	1,962	(10)	3,647	3,877	(6)
Interest expense	529	701	25	1,118	1,390	20
Net depreciation expense on operating lease assets (a)	252	239	(5)	500	485	(3)
Net financing revenue and other interest income	989	1,022	(3)	2,029	2,002	1
Other revenue
Gain on automotive loans, net	—	—	—	—	8	(100)
Other income	40	61	(34)	87	121	(28)
Total other revenue	40	61	(34)	87	129	(33)
Total net revenue	1,029	1,083	(5)	2,116	2,131	(1)
Provision for credit losses	256	180	(42)	1,022	442	(131)
Noninterest expense
Compensation and benefits expense	133	127	(5)	281	263	(7)
Other operating expenses	311	317	2	657	638	(3)
Total noninterest expense	444	444	—	938	901	(4)
Income from continuing operations before income tax expense	$329	$459	(28)	$156	$788	(80)
Total assets	$102,016	$114,955	(11)	$102,016	$114,955	(11)

(a)
Includes net remarketing losses of $11 million and $9 million for the three months and six months ended June 30, 2020, respectively, compared to remarketing gains of $23 million and $38 million for the three months and six months ended June 30, 2019.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$72,262	6.48%	$72,274	6.58%	$72,406	6.51%	$71,631	6.53%
Commercial
Wholesale floorplan (c)	20,215	3.37	29,031	4.77	22,673	3.73	29,508	4.80
Other commercial automotive (d)	5,891	4.19	5,719	4.70	5,616	4.35	5,643	4.72
Investment in operating leases, net (e)	9,068	4.10	8,370	5.94	9,073	4.66	8,379	5.75

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Condensed Consolidated Financial Statements.

(c)	Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other.

(d)	Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.

(e)
Yield includes losses on the sale of off-lease vehicles of $11 million and $9 million for the three months and six months ended June 30, 2020, respectively, compared to gains on the sale of off-lease vehicles of $23 million and $38 million for the three months and six months ended June 30, 2019. Excluding these gains on sale, the annualized yield was 4.60% and 4.86% for the three months and six months ended June 30, 2020, respectively, compared to 4.84% for both the three months and six months ended June 30, 2019.

Our Automotive Finance operations earned income from continuing operations before income tax expense of $329 million and $156 million for the three months and six months ended June 30, 2020, respectively, compared to income earned of $459 million and $788 million for the three months and six months ended June 30, 2019. The decrease was due primarily to higher provision for credit losses as a result of macroeconomic impact resulting from COVID-19 pandemic, and lower commercial financing revenue due to lower yields resulting from lower average benchmark interest rates and lower balances.
Consumer automotive loan financing revenue increased $31 million and $103 million for the three months and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increases were primarily due to improved portfolio yields, excluding the unfavorable impact of hedges, as a result of our continued focus on expanding risk-adjusted returns. For the three months ended June 30, 2020, the increase in portfolio yield was partially offset by a decrease in average consumer assets as a result of lower origination volumes due to COVID-19 pandemic. For the six months ended June 30, 2020, higher average consumer asset levels contributed to the increase in revenue as a result of a continued focus on the used-vehicle portfolio primarily through franchised dealers and growth in application volume from our dealer network. Through these actions, we continue to optimize our origination mix and achieve greater portfolio diversification.
Commercial loan financing revenue decreased $202 million and $317 million for the three months and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decreases were primarily due to lower outstanding floorplan assets as a result of vehicle inventory declines that have resulted from lower automotive production levels due to COVID-19. The decreases were also due to lower yields resulting from lower average benchmark interest rates.
Interest expense was $529 million and $1.1 billion for the three months and six months ended June 30, 2020, respectively, compared to $701 million and $1.4 billion for the three months and six months ended June 30, 2019. The decreases were primarily due to lower market interest rates, which drove a decrease in our deposit rates, and our continued shift to more cost-efficient deposit funding. The decreases were also due to lower funding costs due to lower asset levels.
Other income decreased 34% and 28% for the three months and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decreases were primarily due to a decline in late fee income, attributed to a temporary suppression of late fees as a result of the implementation of our new technology platform for our consumer automotive loans and operating leases. In addition, as part of our COVID-19 relief efforts, late fees were suppressed starting in the middle of March. The declines were also attributable to decreases in remarketing fee income as a result of disruptions to vehicle sale activities associated with COVID-19.
Total net operating lease revenue decreased $33 million and $29 million for the three months and six months ended June 30, 2020, respectively, compared to the same periods in 2019. We recognized remarketing losses of $11 million and $9 million for the three months and six months ended June 30, 2020, respectively, compared to remarketing gains of $23 million and $38 million for the same periods in 2019. The decreases were primarily driven by lower vehicle prices, particularly during April and May 2020, resulting from lower demand following the impacts of the COVID-19 pandemic, which resulted in market disruptions throughout the country, partially offset by asset growth and favorable performance and mix in our outstanding lease portfolio. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for credit losses was $256 million and $1.0 billion for the three months and six months ended June 30, 2020, respectively, compared to $180 million and $442 million for the same periods in 2019. For the three months and six months ended June 30, 2020, the

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

increases were primarily driven by reserve increases in our consumer automotive portfolio associated with continued macroeconomic deterioration from the COVID-19 pandemic and reserve increases associated with the acquisition of a non-prime loan portfolio in June 2020. This was partially offset by lower provision expense associated with reserve decreases in our commercial automotive portfolio primarily driven by lower commercial asset balances. Refer to the Risk Management section of this MD&A for further discussion.
Other operating expenses was $311 million and $657 million for the three months and six months ended June 30, 2020, respectively, compared to $317 million and $638 million for the same periods in 2019. For the three and six months ended June 30, 2020, we incurred higher costs associated with the implementation of our new technology platform during the first quarter of 2020 for our consumer automotive loans and operating leases. For the three months ended June 30, 2020, this increase was more than offset by lower repossession and remarketing expenses associated with business disruptions from the COVID-19 pandemic.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing
Our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased approximately 20 basis points for both the three months and six months ended June 30, 2020, relative to the same periods in 2019. We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates at the time of origination, anticipated operating costs, and targeted return on equity. Our underwriting capabilities allow us to manage our risk tolerance levels to quickly react to major changes in the economy, including the current pandemic environment. Over the past several years, we have continued to focus on optimizing pricing relative to market interest rates as well as portfolio diversification and the used-vehicle segment, primarily through franchised dealers, which has contributed to higher yields on our consumer automotive loan portfolio. Commensurate with this shift in origination mix, we continue to maintain consistent, disciplined underwriting within our new and used consumer automotive loan originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.6 billion, or approximately 11.9% of our total consumer automotive loans at June 30, 2020, as compared to $8.4 billion, or approximately 11.6% of our total consumer automotive loans at December 31, 2019.
The following table presents retail loan originations by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended June 30, 2020
S	$1.1	25	734	$0.9	45	731
A	2.1	49	681	0.9	45	677
B	0.8	19	643	0.2	10	645
C	0.2	5	604	—	—	607
D	0.1	2	556	—	—	586
Total retail originations	$4.3	100	680	$2.0	100	697
Three months ended June 30, 2019
S	$1.3	25	738	$1.5	44	743
A	2.2	42	678	1.4	41	676
B	1.2	23	645	0.4	12	644
C	0.4	8	607	0.1	3	613
D	0.1	2	519	—	—	579
Total retail originations	$5.2	100	678	$3.4	100	698
Six months ended June 30, 2020
S	$2.2	24	736	$2.2	45	735
A	4.3	46	680	2.0	41	675
B	2.0	22	645	0.6	12	644
C	0.6	7	612	0.1	2	613
D	0.1	1	563	—	—	577
Total retail originations	$9.2	100	680	$4.9	100	696
Six months ended June 30, 2019
S	$2.7	26	738	$3.0	46	744
A	4.3	41	677	2.5	38	676
B	2.5	24	644	0.8	13	643
C	0.8	8	608	0.2	3	612
D	0.1	1	537	—	—	571
Total retail originations	$10.4	100	680	$6.5	100	699

(a)
Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
0–71	18%	19%	19%	20%
72–75	63	66	65	66
76 +	19	15	16	14
Total retail originations (a)	100%	100%	100%	100%

(a)	Excludes RV loans.
Retail originations with a term of 76 months or more represented 19% and 16% of total retail originations for the three months and six months ended June 30, 2020, respectively, compared to 15% and 14% for the three months and six months ended June 30, 2019. Substantially all of the loans originated with a term of 76 months or more during the three months and six months ended June 30, 2020, and 2019, were considered to be prime and in credit tiers S, A, or B. We define prime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.
The following table presents the percentage of total outstanding retail loans by origination year.

June 30,	2020	2019
Pre-2016	4%	10%
2016	8	14
2017	14	22
2018	22	32
2019	33	22
2020	19	—
Total	100%	100%
The 2020, 2019, and 2018 vintages compose 74% of the overall retail portfolio as of June 30, 2020, and have higher average buy rates than older vintages.
The following tables present the total retail loan and operating lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2020	2019	2020	2019
Used retail	$4,287	$5,259	60	54
New retail standard	2,023	3,368	28	34
Lease	860	1,060	12	11
New retail subvented	20	56	—	1
Total consumer automotive financing originations (a)	$7,190	$9,743	100	100

(a)	Includes CSG originations of $704 million and $1.0 billion for the three months ended June 30, 2020, and 2019, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2020	2019	2020	2019
Used retail	$9,240	$10,411	57	55
New retail standard	4,883	6,417	30	34
Lease	2,078	1,943	13	10
New retail subvented	56	123	—	1
Total consumer automotive financing originations (a)	$16,257	$18,894	100	100

(a)	Includes CSG originations of $1.7 billion and $2.0 billion for the six months ended June 30, 2020, and 2019, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2020	2019	2020	2019
Growth channel	$3,612	$4,862	50	50
Chrysler dealers	1,986	2,450	28	25
GM dealers	1,592	2,431	22	25
Total consumer automotive financing originations	$7,190	$9,743	100	100

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2020	2019	2020	2019
Growth channel	$8,161	$9,353	50	50
Chrysler dealers	4,304	4,736	27	25
GM dealers	3,792	4,805	23	25
Total consumer automotive financing originations	$16,257	$18,894	100	100
Total consumer automotive loan and operating lease originations decreased $2.6 billion for both the three months and six months ended June 30, 2020, compared to the same periods in 2019. The decreases were primarily due to decreased originations across all channels, driven by impacts of the COVID-19 pandemic including the temporary shutdown or restriction of front end operations of automotive dealers. These restrictions, along with the industry-wide halt of new vehicle production, drove a significant decrease in industry automotive light vehicle sales.
We experienced declines of approximately 50% compared to the prior year in our consumer automotive originations during the month of April 2020 during the initial stages of the COVID-19 pandemic; however, loan originations recovered throughout the quarter, including an 11% increase in consumer originations for the month of June 2020, as compared to the same period in 2019. While we have experienced favorable trends in origination activities during the second quarter, it is not currently possible to predict how the COVID-19 pandemic will continue to impact our origination activities.
We have included origination metrics by loan term and FICO® Score within this MD&A. However, the proprietary way we evaluate risk is based on multiple inputs as described in the section titled Automotive Financing Volume—Acquisition and Underwriting within the MD&A in our 2019 Annual Report on Form 10-K.
The following table presents the percentage of retail loan and operating lease originations, in dollars, by FICO® Score and product type.

	Used retail		New retail		Lease
Three months ended June 30,	2020	2019	2020	2019	2020	2019
740 +	18%	17%	20%	23%	47%	50%
660–739	40	39	41	35	38	34
620–659	24	25	21	20	11	10
540–619	12	13	5	7	3	4
< 540	3	2	—	1	—	—
Unscored (a)	3	4	13	14	1	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%

(a)	Unscored are primarily CSG contracts with business entities that have no FICO® Score.

	Used retail		New retail		Lease
Six months ended June 30,	2020	2019	2020	2019	2020	2019
740 +	18%	18%	21%	24%	47%	48%
660–739	39	39	37	34	37	34
620–659	25	25	20	20	11	11
540–619	13	12	7	6	4	5
< 540	2	2	—	1	—	—
Unscored (a)	3	4	15	15	1	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%

(a)	Unscored are primarily CSG contracts with business entities that have no FICO® Score.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Originations with a FICO® Score of less than 620 (considered nonprime) represented 11% of total consumer loan and operating lease originations for both the three months and six months ended June 30, 2020, and 2019. Consumer loans and operating leases with FICO® Scores of less than 540 composed only 2% and 1% of total originations for the three months and six months ended June 30, 2020, respectively. Nonprime applications that are not automatically declined by our proprietary credit-scoring models for risk reasons are manually reviewed and decisioned by an experienced underwriting team. Nonprime applications are subject to more stringent underwriting criteria (for example, minimum payment-to-income ratio and vehicle mileage, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
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

	Average balance
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
GM new vehicles	34%	41%	34%	40%
Chrysler new vehicles	33	33	34	33
Growth new vehicles	17	14	16	14
Used vehicles	16	12	16	13
Total	100%	100%	100%	100%
Total commercial wholesale finance receivables	$20,215	$29,031	$22,673	$29,508
Average commercial wholesale financing receivables outstanding decreased $8.8 billion and $6.8 billion during the three months and six months ended June 30, 2020, respectively, compared to same periods in 2019. The decreases were primarily driven by a reduction or temporary shutdown in manufacturer production as a result of the COVID-19 pandemic, coupled with ongoing retail automotive sales, which reduced dealer stock levels. Dealer inventory levels are dependent on a number of factors, including manufacturer production schedules and vehicle mix, sales incentives, and industry sales. Manufacturer production and corresponding dealer stock levels, as well as dealer penetration levels, may continue to influence our future wholesale balances during 2020. While manufacturer production generally resumed later in the second quarter, it is not currently clear what impacts the pandemic may have on future production levels and how that may ultimately impact new vehicle sales, commercial floorplan receivables and the overall health of our dealer customers.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans increased $172 million and decreased $27 million for the three months and six months ended June 30, 2020, respectively, compared to the same periods in 2019, to an average of $5.9 billion and $5.6 billion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2020	2019	Favorable/(unfavorable) % change	2020	2019	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$263	$261	1	$540	$522	3
Interest and dividends on investment securities and cash and cash equivalents, net (a)	12	15	(20)	26	27	(4)
Other gain on investments, net (b)	172	23	n/m	30	118	(75)
Other income	3	2	50	5	6	(17)
Total insurance premiums and other income	450	301	50	601	673	(11)
Expense
Insurance losses and loss adjustment expenses	142	127	(12)	216	186	(16)
Acquisition and underwriting expense
Compensation and benefits expense	20	20	—	41	41	—
Insurance commissions expense	127	117	(9)	253	231	(10)
Other expenses	33	37	11	68	70	3
Total acquisition and underwriting expense	180	174	(3)	362	342	(6)
Total expense	322	301	(7)	578	528	(9)
Income from continuing operations before income tax expense (benefit)	$128	$—	n/m	$23	$145	(84)
Total assets	$8,740	$8,241	6	$8,740	$8,241	6
Insurance premiums and service revenue written	$267	$314	(15)	$584	$619	(6)
Combined ratio (c)	120.9%	114.4%		105.9%	100.0%
n/m = not meaningful

(a)
Includes interest expense of $19 million and $39 million for the three months and six months ended June 30, 2020, respectively, and $19 million and $38 million for the three months and six months ended June 30, 2019.

(b)
Includes net unrealized gains on equity securities of $89 million for the three months ended June 30, 2020, and net unrealized losses of $93 million for the six months ended June 30, 2020, compared to net unrealized gains of $4 million and $69 million for the three months and six months ended June 30, 2019, respectively.

(c)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Our Insurance operations earned income from continuing operations before income tax expense of $128 million and $23 million for the three months and six months ended June 30, 2020, respectively, compared to $0 million and $145 million for the three months and six months ended June 30, 2019. The increase for the three months ended June 30, 2020, was primarily driven by $172 million of net gains on investments, as compared to $23 million for the three months ended June 30, 2019. The decrease for the six months ended June 30, 2020, was primarily driven by $30 million of net gains on investments, as compared to $118 million for the six months ended June 30, 2019, primarily as a result of unfavorable market conditions due to the COVID-19 pandemic.
Insurance premiums and service revenue earned was $263 million and $540 million for the three months and six months ended June 30, 2020, respectively, compared to $261 million and $522 million for the three months and six months ended June 30, 2019. The increases for the three months and six months ended June 30, 2020, were primarily due to growth within our F&I portfolio, partially offset by lower dealer vehicle inventory levels.
Insurance losses and loss adjustment expenses totaled $142 million and $216 million for the three months and six months ended June 30, 2020, respectively, compared to $127 million and $186 million for the same periods in 2019. The increases for the three months and six months ended June 30, 2020, were primarily driven by higher weather-related losses as compared to historically low hail claims during 2019. Total acquisition and underwriting expense increased $6 million and $20 million for the three months and six months ended June 30, 2020, respectively. The increases for the three months and six months ended June 30, 2020, were primarily due to increases in insurance commissions expense, driven by growth in our F&I portfolio. Higher weather losses and expenses drove an increase in the combined ratio to 120.9% and 105.9% for the three months and six months ended June 30, 2020, respectively, compared to 114.4% and 100.0% for the three

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

months and six months ended June 30, 2019. In April 2020, we renewed our annual reinsurance program and continue to utilize this coverage to manage our risk of weather-related loss.
Premium and Service Revenue Written
The following table summarizes premium and service revenue written by product, net of premiums ceded to reinsurers. VSC and GAP revenue are earned over the life of the service contract on a basis proportionate to the anticipated cost pattern. Refer to Note 3 to the Condensed Consolidated Financial Statements for further discussion of this revenue stream.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Finance and insurance products
Vehicle service contracts	$203	$239	$410	$442
Guaranteed asset protection and other finance and insurance products (a)	33	31	66	57
Total finance and insurance products	236	270	476	499
Property and casualty insurance (b)	31	44	108	120
Total	$267	$314	$584	$619

(a)	Other products include VMCs, ClearGuard, and other ancillary products.

(b)	P&C insurance include vehicle inventory insurance and dealer ancillary products.
Insurance premiums and service revenue written was $267 million and $584 million for the three months and six months ended June 30, 2020, respectively, compared to $314 million and $619 million for the same periods in 2019. The decreases for the three months and six months ended June 30, 2020, were primarily due to lower F&I volume and lower dealer vehicle inventory levels due to the economic impact of COVID-19.
Our insurance operations have been adversely impacted by the COVID-19 pandemic. In a number of jurisdictions in which we operate, governments have acted to temporarily close or restrict the operations of automotive dealers, and many consumers and businesses have changed their behavior in response to governmental mandates and advisories to sharply restrain commercial and social interactions. This significantly reduced our F&I written premiums in late March and April. Additionally, to the extent dealer inventory levels decline further, this could continue to result in lower vehicle inventory insurance premiums. While we observed some recoveries in our F&I business during May and June, it is possible that these trends from COVID-19 may persist or result in varying degrees of disruption to our business until the pandemic is demonstrably and sustainably contained, authorities cease curbing household and business activity, and consumer and business confidence recover.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	June 30, 2020	December 31, 2019
Cash
Noninterest-bearing cash	$102	$95
Interest-bearing cash	1,488	1,230
Total cash	1,590	1,325
Equity securities	608	608
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	55	528
U.S. States and political subdivisions	580	530
Foreign government	162	186
Agency mortgage-backed residential	1,011	1,132
Mortgage-backed residential	60	70
Corporate debt	1,854	1,363
Total available-for-sale securities	3,722	3,809
Total cash and securities	$5,920	$5,742

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2020	2019	Favorable/(unfavorable) % change	2020	2019	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$127	$150	(15)	$265	$296	(10)
Interest expense	97	104	7	197	200	2
Net financing revenue and other interest income	30	46	(35)	68	96	(29)
Gain on mortgage loans, net	17	2	n/m	26	4	n/m
Other income, net of losses	2	2	—	3	2	50
Total other revenue	19	4	n/m	29	6	n/m
Total net revenue	49	50	(2)	97	102	(5)
Provision for credit losses	3	—	n/m	4	2	(100)
Noninterest expense
Compensation and benefits expense	5	9	44	11	17	35
Other operating expenses	33	27	(22)	62	56	(11)
Total noninterest expense	38	36	(6)	73	73	—
Income from continuing operations before income tax expense (benefit)	$8	$14	(43)	$20	$27	(26)
Total assets	$16,669	$16,584	1	$16,669	$16,584	1
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $8 million and $20 million for the three months and six months ended June 30, 2020, respectively, compared to $14 million and $27 million for the three months and six months ended June 30, 2019. The decreases for the three months and six months ended June 30, 2020, were primarily due to lower net financing revenue and other interest income, which was driven by higher prepayment activity, partially offset by an increase in the net gain on sale of mortgage loans.
Net financing revenue and other interest income was $30 million and $68 million for the three months and six months ended June 30, 2020, respectively, compared to $46 million and $96 million for the three months and six months ended June 30, 2019. The decreases in net financing revenue and other interest income for the three months and six months ended June 30, 2020, were primarily due to accelerated premium amortization of purchased loans due to higher prepayment activity, driven by a lower interest rate environment. Amortization was $32 million and $53 million for the three months and six months ended June 30, 2020, respectively, compared to $15 million and $25 million for the three months and six months ended June 30, 2019. During the three months and six months ended June 30, 2020, we purchased $1.9 billion and $2.4 billion of mortgage loans that were originated by third parties, respectively, compared to $678 million and $1.9 billion for the three months and six months ended June 30, 2019, and originated $555 million and $984 million of mortgage loans held-for-investment, compared to $396 million and $658 million, during the three months and six months ended June 30, 2019.
Gain on sale of mortgage loans, net, was $17 million and $26 million for the three months and six months ended June 30, 2020, respectively, compared to $2 million and $4 million for the three months and six months ended June 30, 2019. The increases were driven by higher direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment provider during the three months and six months ended June 30, 2020. During the three months and six months ended June 30, 2020, we originated $671 million and $971 million of loans held-for-sale, respectively, compared to $155 million and $244 million during the three months and six months ended June 30, 2019.
The provision for credit losses increased $3 million and $2 million for the three months and six months ended June 30, 2020, respectively, compared to the three months and six months ended June 30, 2019, as a result of reserve increases associated with broad macroeconomic impact resulting from the COVID-19 pandemic.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the total UPB of purchases and originations of consumer mortgages held-for-investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended June 30, 2020
740 +	$2,045	84
720–739	232	10
700–719	137	6
680–699	10	—
Total consumer mortgage financing volume	$2,424	100
Three months ended June 30, 2019
740 +	$852	79
720–739	119	11
700–719	92	9
680–699	11	1
Total consumer mortgage financing volume	$1,074	100
Six months ended June 30, 2020
740 +	$2,840	85
720–739	304	9
700–719	183	6
680–699	11	—
Total consumer mortgage financing volume	$3,338	100
Six months ended June 30, 2019
740 +	$2,050	80
720–739	282	11
700–719	222	8
680–699	17	1
Total consumer mortgage financing volume	$2,571	100
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
June 30, 2020
Adjustable-rate	$1,356	8	3.43%	$16	50.77%	773
Fixed-rate	14,845	92	3.94	212	61.29	774
Total	$16,201	100	3.90	$228	60.41	774
December 31, 2019
Adjustable-rate	$1,715	11	3.46%	$22	51.59%	774
Fixed-rate	14,200	89	4.07	244	61.39	774
Total	$15,915	100	4.01	$266	60.33	774

(a)	Represents UPB, net of charge-offs.

(b)	Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.

(c)	Updated to reflect changes in credit score since loan origination.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2020	2019	Favorable/(unfavorable) % change	2020	2019	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$89	$95	(6)	$182	$184	(1)
Interest on loans held-for-sale	3	2	50	5	3	67
Interest expense	15	36	58	42	72	42
Net financing revenue and other interest income	77	61	26	145	115	26
Total other revenue	6	10	(40)	19	21	(10)
Total net revenue	83	71	17	164	136	21
Provision for credit losses	25	3	n/m	139	26	n/m
Noninterest expense
Compensation and benefits expense	14	13	(8)	35	32	(9)
Other operating expenses	12	9	(33)	26	19	(37)
Total noninterest expense	26	22	(18)	61	51	(20)
Income (loss) from continuing operations before income tax expense (benefit)	$32	$46	(30)	$(36)	$59	(161)
Total assets	$6,206	$4,980	25	$6,206	$4,980	25
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $32 million for the three months ended June 30, 2020, and incurred a loss from continuing operations before income tax benefit of $36 million for the six months ended June 30, 2020, compared to income earned of $46 million and $59 million for the three months and six months ended June 30, 2019, respectively. The decreases were due primarily to higher provision for projected COVID-19-related credit losses recognized during the three months and six months ended June 30, 2020, partially offset by higher net financing revenue and other interest income resulting from higher asset levels.
Net financing revenue and other interest income was $77 million and $145 million for the three months and six months ended June 30, 2020, respectively, compared to $61 million and $115 million for the three months and six months ended June 30, 2019. The increases were primarily due to the growth of our loan portfolio, represented by a 26% increase in the amortized cost of our finance receivables and loans. Growth in the portfolio was primarily driven by asset-based lending, mostly through our lender finance vertical, which provides asset managers with partial funding for their direct lending activities. Additionally, we experienced growth in our portfolio as a result of existing borrowers who drew upon credit lines in order to obtain liquidity during the second half of March 2020 in response to developments from COVID-19. The revolver draw activity leveled off beginning in April, with over half of the elevated draws repaid during the second quarter.
Other revenue was $6 million and $19 million for the three months and six months ended June 30, 2020, respectively, compared to $10 million and $21 million for the three months and six months ended June 30, 2019. The decreases for the three months and six months ended June 30, 2020, were primarily driven by higher unrealized losses on equity securities compared to the same periods in 2019. This was partially offset by higher syndication income and fee income.
The provision for credit losses increased $22 million and $113 million for the three months and six months ended June 30, 2020, respectively, compared to the three months and six months ended June 30, 2019. The increase for the six months ended June 30, 2020, was primarily driven by $95 million of incremental reserves associated with the broad macroeconomic impact resulting from the COVID-19 pandemic. Additionally, for the six months ended June 30, 2020, provision expense increased as a result of higher provisions for specific loan exposures, and an increase associated with portfolio growth. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense was $26 million and $61 million for the three months and six months ended June 30, 2020, respectively, compared to $22 million and $51 million for the three months and six months ended June 30, 2019. The increases were primarily due to higher compensation and benefits expense and other noninterest costs associated with growth in the business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Credit Portfolio
The following table presents loans held-for-sale, the amortized cost of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations.

($ in millions)	June 30, 2020	December 31, 2019
Loans held-for-sale, net	$265	$100
Finance receivables and loans	$6,031	$5,688
Unfunded lending commitments (a)	$3,537	$2,682
Total serviced loans	$7,346	$6,380

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

The following table presents the percentage of total finance receivables and loans of our Corporate Finance operations by industry concentration. The finance receivables and loans are reported at amortized cost.

	June 30, 2020	December 31, 2019
Industry
Health services	22.4%	25.8%
Services	20.2	19.8
Financial services	17.1	13.0
Automotive and transportation	11.9	11.4
Machinery, equipment, and electronics	6.6	7.0
Chemicals and metals	4.6	5.9
Food and beverages	3.4	3.9
Other manufactured products	3.2	3.1
Wholesale	2.9	3.4
Lumber and wood	2.3	1.1
Retail trade	1.4	1.3
Paper, printing, and publishing	1.4	1.7
Other	2.6	2.6
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2020	2019	Favorable/(unfavorable) % change	2020	2019	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$(10)	$20	(150)	$(7)	$41	(117)
Interest on loans held-for-sale	—	1	(100)	—	1	(100)
Interest and dividends on investment securities and other earning assets	170	215	(21)	367	428	(14)
Interest on cash and cash equivalents	—	16	(100)	9	35	(74)
Other, net	(2)	(4)	50	(4)	(6)	33
Total financing revenue and other interest income	158	248	(36)	365	499	(27)
Interest expense
Original issue discount amortization (b)	11	10	(10)	22	20	(10)
Other interest expense (c)	201	225	11	411	430	4
Total interest expense	212	235	10	433	450	4
Net financing revenue and other interest income	(54)	13	n/m	(68)	49	n/m
Other revenue
Loss on mortgage and automotive loans, net	(3)	—	n/m	(24)	—	n/m
Other gain on investments, net	15	14	7	82	23	n/m
Other income, net of losses	40	20	100	53	36	47
Total other revenue	52	34	53	111	59	88
Total net revenue	(2)	47	(104)	43	108	(60)
Provision for credit losses	3	(6)	(150)	25	(11)	n/m
Total noninterest expense (d)	155	78	(99)	255	158	(61)
Loss from continuing operations before income tax expense	$(160)	$(25)	n/m	$(237)	$(39)	n/m
Total assets	$50,430	$35,688	41	$50,430	$35,688	41
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

(d)
Includes reductions of $242 million and $498 million for the three months and six months ended June 30, 2020, respectively, and $219 million and $448 million for the three months and six months ended June 30, 2019, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining amortization of the original issue discount at June 30, 2020.

Year ended December 31, ($ in millions)	2020	2021	2022	2023	2024	2025 and thereafter	Total
Original issue discount
Outstanding balance at year end	$1,067	$1,014	$957	$894	$825	$—
Total amortization (b)	25	53	57	63	69	825	$1,092

(a)	The maximum annual scheduled amortization for any individual year is $143 million in 2030.

(b)	The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other incurred a loss from continuing operations before income tax expense of $160 million and $237 million for the three months and six months ended June 30, 2020, respectively, compared to a loss of $25 million and $39 million for the three months and six months ended June 30, 2019. The increases in loss were primarily driven by a decrease in total financing revenue and other interest income from our investment securities portfolio and hedging activities, and a $50 million goodwill impairment at Ally Invest.
Financing revenue and other interest income was $158 million and $365 million for the three months and six months ended June 30, 2020, respectively, compared to $248 million and $499 million for the three months and six months ended June 30, 2019. The decreases were primarily driven by the impacts of a lower interest rate environment on the investment securities portfolio and hedging activities.
Total other revenue was $52 million and $111 million for the three months and six months ended June 30, 2020, respectively, compared to $34 million and $59 million for the three months and six months ended June 30, 2019. The increases were primarily due to higher valuations for equity-method investments, partially offset by lower income related to certain equity hedges. Additionally, the increase for the six months ended June 30, 2020, was driven by increased realized investment gains.
The provision for credit losses increased $9 million and $36 million for the three months and six months ended June 30, 2020, respectively, compared to the three months and six months ended June 30, 2019. The increases were primarily driven by incremental reserves for Ally Lending associated with the broad macroeconomic impact resulting from the COVID-19 pandemic. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total assets were $50.4 billion as of June 30, 2020, compared to $35.7 billion as of June 30, 2019. This increase was primarily the result of growth in our available-for-sale securities portfolio and interest-bearing cash and cash equivalents. The increase was partially offset by a decline in our held-to-maturity securities portfolio and the continued runoff of our legacy mortgage portfolio. At June 30, 2020, the amortized cost of the legacy mortgage portfolio was $1.0 billion, compared to $1.3 billion at June 30, 2019.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	June 30, 2020	December 31, 2019
Cash
Noninterest-bearing cash	$484	$501
Interest-bearing cash	17,034	1,706
Total cash	17,518	2,207
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	752	1,520
U.S. States and political subdivisions	333	111
Agency mortgage-backed residential	18,873	20,272
Mortgage-backed residential	3,365	2,780
Agency mortgage-backed commercial	1,786	1,382
Mortgage-backed commercial	38	42
Asset-backed	356	368
Total available-for-sale securities	25,503	26,475
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,462	1,579
Asset-backed retained notes	14	21
Total held-to-maturity securities	1,476	1,600
Total cash and securities	$44,497	$30,282
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

	2nd quarter 2020	1st quarter 2020	4th quarter 2019	3rd quarter 2019	2nd quarter 2019
Trading days (a)	63.0	62.0	63.0	63.5	63.0
Average customer trades per day (in thousands)	60.7	43.9	21.2	17.7	18.3
Funded accounts (b) (in thousands)	388	373	347	346	337
Total net customer assets ($ in millions)	$9,603	$7,489	$7,850	$7,151	$7,149
Total customer cash balances ($ in millions)	$1,891	$1,856	$1,376	$1,272	$1,229

(a)	Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.

(b)	Represents open and funded brokerage accounts.
During the three months ended June 30, 2020, extreme market volatility resulting from the COVID-19 pandemic continued to generate increased account openings and trade activity. Total funded accounts increased 4% from the prior quarter and increased 15% from the second quarter of 2019. Average customer trades per day increased 38% from the prior quarter, driven primarily by increased market volatility. Additionally, net customer assets increased 28% in the second quarter of 2020, as a result of equity market appreciation and increased customer account openings.
During the three months ended June 30, 2020, we recognized a $50 million impairment of goodwill at Ally Invest. The recognition of this impairment was the result of certain business developments that impact the expected growth and timing of revenue at Ally Invest. Refer to Note 11 to the Condensed Consolidated Financial Statements for further information.

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
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities.

($ in millions)	June 30, 2020	December 31, 2019
Finance receivables and loans
Automotive Finance	$94,420	$104,880
Mortgage Finance	16,429	16,181
Corporate Finance	6,031	5,688
Corporate and Other (a)	1,354	1,482
Total finance receivables and loans	118,234	128,231
Loans held-for-sale
Mortgage Finance (b)	91	28
Corporate Finance	265	100
Corporate and Other	48	30
Total loans held-for-sale	404	158
Total on-balance-sheet loans	118,638	128,389
Off-balance-sheet securitized loans
Automotive Finance (c)	276	417
Whole-loan sales
Automotive Finance (c)	103	207
Total off-balance-sheet loans	379	624
Operating lease assets
Automotive Finance	9,088	8,864
Total loan and operating lease exposure	$128,105	$137,877

(a)	Includes $984 million and $1.1 billion of consumer mortgage loans in our legacy mortgage portfolio at June 30, 2020, and December 31, 2019, respectively.

(b)	Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.

(c)	Represents the current unpaid principal balance of outstanding loans, which are subject to our customary representation, warranty, and covenant provisions.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. The U.S. economy began to contract in March 2020 as a result of the COVID-19 pandemic and stay-at-home orders. After reaching 14.7% in April, the unemployment rate declined to 11.1% as of June 30, 2020. As a result of the economic disruption from COVID-19, sales of light motor vehicles fell to an annual pace of 8.7 million in April, a 49-year low, before rising to a 13.0 million annual pace as of June 30, 2020. Elevated unemployment may lead to downward pressure on used vehicle values through the remainder of 2020 despite a strengthening in values late in the second quarter as states lifted stay-at-home orders.
Consumer Credit Portfolio
During the three months and six months ended June 30, 2020, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, as well as high-quality jumbo and LMI mortgage loans that are acquired through bulk loan purchases and direct-to-consumer mortgage originations. We also further diversified our consumer portfolio to include personal lending through the acquisition of Health Credit Services during the fourth quarter of 2019. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 11.9% and 11.6% of our total consumer automotive loans at June 30, 2020, and December 31, 2019, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Consumer automotive (c) (d)	$72,712	$72,390	$1,250	$762	$—	$—
Consumer mortgage
Mortgage Finance	16,429	16,181	27	17	—	—
Mortgage — Legacy	984	1,141	36	40	—	—
Total consumer mortgage	17,413	17,322	63	57	—	—
Consumer other (e)	232	201	1	2	—	—
Total consumer finance receivables and loans	$90,357	$89,913	$1,314	$821	$—	$—

(a)	Includes nonaccrual TDR loans of $677 million and $252 million at June 30, 2020, and December 31, 2019, respectively.

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

(d)
Includes outstanding CSG loans of $8.1 billion and $8.2 billion at June 30, 2020, and December 31, 2019, respectively, and RV loans of $1.2 billion and $1.3 billion at June 30, 2020, and December 31, 2019.

(e)	Excludes $8 million of finance receivables at June 30, 2020, and $11 million at December 31, 2019, for which we have elected the fair value option.
Total consumer finance receivables and loans increased $444 million at June 30, 2020, compared with December 31, 2019. The increase consists of $322 million of consumer automotive finance receivables and loans, $91 million of consumer mortgage finance receivables and loans, and $31 million of consumer other finance receivables and loans. The increase in consumer automotive finance receivables and loans was primarily related to continued momentum in our used vehicle lending. The increase in consumer mortgage finance receivables and loans was primarily due to the execution of bulk loan purchases totaling $2.4 billion and direct-to-consumer held-for-investment originations of $984 million during the six months ended June 30, 2020, largely offset by portfolio run-off.
In response to COVID-19, we have taken a number of actions to support our borrowers and help manage credit risk. In our automotive finance business, existing customers had the option to elect to defer their loan and lease payments for up to 120 days without late fees being incurred but, for consumer automotive loans, with finance charges continuing to accrue. This program was made available to consumer automotive loan and lease customers from March 18, 2020, through June 21, 2020. Approximately 1.3 million consumer automotive loan and lease customers enrolled in the program, and of the 1.2 million consumer automotive loan customers enrolled in the program, 64% were granted a 120-day deferral at the time of enrollment. As of June 30, 2020, approximately 840 thousand, or 21% of our consumer automotive loan customers were enrolled in the program. Of these enrolled customers, approximately 97% were current on their loans at the time of enrollment, and approximately 16% chose to make at least one payment while in the deferral program. The vast majority of our loan deferrals for customers in the program are scheduled to expire by the end of August 2020. The geographic concentration of our automotive borrowers in a deferral program as of June 30, 2020, is generally similar to our overall automotive loan portfolio, as further described in this section of the MD&A. While the cumulative enrollment in this program is unprecedented, loan extensions and modifications have historically been used successfully to help manage credit losses. We have previously been effective in administering large-scale loan extensions and modifications in targeted areas following certain natural disasters such as hurricanes and floods in recent years. We continue to carefully monitor the performance of our borrowers and have taken proactive steps to expand staffing levels in order to maximize collections and work with borrowers who may not be able to make their contractual payments upon exiting the deferral program. For customers that have exited the program to date, current behaviors and payment activity has been in line with our expectations and generally consistent with historical payment performance for accounts with previously deferred payments. The future performance of these loans will be subject to a number of factors, including future economic conditions, the amount of additional Federal stimulus provided, and the level of impact that the COVID-19 pandemic may have.
In our mortgage-lending business, existing customers experiencing financial hardship due to an interruption of income related to the COVID-19 pandemic have been afforded the opportunity to defer their loan payments for up to 120 days, with an option for an additional 60 days, without late fees being incurred but with interest continuing to accrue. This program was made available to mortgage-lending customers beginning March 18, 2020, and we plan to make the program available through July 31, 2020. As of June 30, 2020, approximately 1,900 or 5% of our mortgage-lending customers were enrolled in the program. Approximately 92% of these enrolled customers were current on their loans at the time of enrollment. We expect that the initial forbearance period for the majority of these customers will end by September 30, 2020. As of June 30, 2020, approximately 44% of enrolled customers made a payment in the month of June.
In our personal-lending business, existing customers experiencing financial hardship due to the COVID-19 pandemic had the opportunity to elect to defer their loan payments for up to 120 days without late fees being incurred or finance charges continuing to accrue. In addition to this program, we temporarily suspended late fees for all customers with current accounts. The loan-deferral program was made available to personal-lending customers from March 23, 2020, through June 30, 2020. As of June 30, 2020, approximately 6,300 or 7% of our

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

personal-lending customers were enrolled in the program. Approximately 84% of these enrolled customers were current on their loans at the time of enrollment. We expect that the majority of these customers will exit the program during the third quarter of 2020. As of June 30, 2020, approximately 20% of enrolled customers chose to make at least one payment during the deferral period.
In accordance with regulatory guidance, if borrowers are less than 30 days past due on their loans and enter into loan modifications offered as a result of COVID-19, their loans generally continue to be considered performing loans and continue to accrue interest during the period of the loan modification. For borrowers who are 30 days or more past due when entering into loan modifications offered as a result of COVID-19, we evaluate the loan modifications under our existing troubled debt restructuring framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR and will generally not accrue interest. For all borrowers who enroll in these loan modification programs offered as a result of COVID-19, the delinquency status of the borrowers is frozen as of the date immediately preceding the commencement of the program, resulting in a static delinquency metric during the deferral period. Upon exiting the deferral program, the measurement of loan delinquency will resume where it had left off upon entry into the program.
Total consumer nonperforming finance receivables and loans at June 30, 2020, increased $493 million to $1.3 billion from December 31, 2019. The increase was primarily due to our consumer automotive loan portfolio as a result of the COVID-19 pandemic. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.5% at June 30, 2020, and 0.9% at December 31, 2019.
Total consumer TDRs outstanding at June 30, 2020, increased $424 million since December 31, 2019, to $1.2 billion. Results primarily reflect a $425 million increase in our consumer automotive loan portfolio, driven by the impact of our loan modification program offered to borrowers affected by the COVID-19 pandemic, where the loan modification in connection with other factors resulted in a TDR classification. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information.
Consumer automotive loans accruing and past due 30 days or more decreased $1.0 billion to $1.6 billion at June 30, 2020, compared to December 31, 2019, driven primarily by the impact of our loan modification program offered to borrowers affected by the COVID-19 pandemic and normal seasonal trends for borrowers not in deferral programs. Approximately 97% of loans still in the loan deferral program as of June 30, 2020, were considered current upon entering into the loan deferral program and therefore continue to maintain the same current status. Additionally, we experienced a higher level of borrowers who entered nonaccrual status as result of a TDR classification primarily based on our evaluation of the loan under our TDR framework which included a number of loans that entered into a loan modification.
The following table includes consumer net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Consumer automotive	$137	$172	0.8%	1.0%	$399	$406	1.1%	1.1%
Consumer mortgage
Mortgage Finance	—	—	—	—	—	—	—	—
Mortgage — Legacy	(2)	(2)	(0.9)	(0.6)	(4)	(4)	(0.7)	(0.6)
Total consumer mortgage	(2)	(2)	—	—	(4)	(4)	—	—
Consumer other	4	—	6.8	—	8	—	7.1	—
Total consumer finance receivables and loans	$139	$170	0.6	0.8	$403	$402	0.9	0.9

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer finance receivables and loans were $139 million and $403 million for the three months and six months ended June 30, 2020, respectively, compared to $170 million and $402 million for the three months and six months ended June 30, 2019. Net charge-offs for our consumer automotive portfolio decreased by $35 million and $7 million for the three months and six months ended June 30, 2020. The decreases were primarily driven by a lower number of loans migrating to charge-off as a result of the COVID-19 loan deferral program. Through much of the first quarter, our consumer automotive loan portfolio experienced strong overall credit performance, driven by favorable macroeconomic conditions including low unemployment and continued disciplined underwriting. During the second half of March and continuing into the second quarter economic conditions deteriorated as a result of COVID-19. While economic conditions have improved later in the second quarter, and we have taken a number of actions including the utilization of loan modification programs to support our customers and manage credit risk, we may incur higher charge-offs in future periods as a result of continued economic dislocation resulting from the impacts of COVID-19.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Consumer automotive	$6,330	$8,683	$14,179	$16,951
Consumer mortgage (a)	1,226	552	1,955	903
Consumer other (b)	75	—	145	—
Total consumer loan originations	$7,631	$9,235	$16,279	$17,854

(a)
Excludes bulk loan purchases associated with our Mortgage Finance operations, and includes $671 million and $971 million of loans originated as held-for-sale for the three months and six months ended June 30, 2020, respectively, and $155 million and $244 million for the three months and six months ended June 30, 2019.

(b)	Amounts relate to originations from our Ally Lending business, following the acquisition of Health Credit Services during the fourth quarter of 2019.
Total consumer loan originations decreased $1.6 billion for both the three months and six months ended June 30, 2020, compared to the three months and six months ended June 30, 2019. The decreases were primarily due to decreased originations across all consumer automotive channels driven by the impacts from the COVID-19 pandemic, including the temporary shutdown or restriction of front end operations of automotive dealers. These restrictions, along with the industry-wide halt of new vehicle production, drove a significant decrease in industry automotive light vehicle sales. The decreases were partially offset by growth in the direct-to-consumer mortgage business driven by the lower interest rate environment, as well as origination volume from Ally Lending.
The following table shows the percentage of consumer automotive and consumer mortgage finance receivables and loans by state concentration based on amortized cost. Total consumer automotive loans were $72.7 billion and $72.4 billion at June 30, 2020, and December 31, 2019, respectively. Total consumer mortgage loans were $17.4 billion and $17.3 billion at June 30, 2020, and December 31, 2019, respectively.

	June 30, 2020 (a)		December 31, 2019
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.5%	35.0%	8.5%	35.1%
Texas	12.5	6.7	12.4	6.5
Florida	8.8	5.1	8.8	5.1
Pennsylvania	4.5	1.9	4.6	1.9
Illinois	4.0	2.6	4.1	2.6
North Carolina	4.0	2.2	4.0	2.0
Georgia	3.9	2.8	3.9	2.8
New York	3.1	3.4	3.1	3.0
Ohio	3.6	0.5	3.6	0.5
New Jersey	2.8	2.3	2.8	2.3
Other United States	44.3	37.5	44.2	38.2
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at June 30, 2020.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 25.0% and 24.9% of our total outstanding consumer finance receivables and loans at June 30, 2020, and December 31, 2019, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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
Repossessed consumer automotive loan assets in our Automotive Finance operations decreased $37 million from December 31, 2019, to $110 million at June 30, 2020. Foreclosed mortgage assets decreased $6 million from December 31, 2019, to $3 million at June 30, 2020.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Commercial Credit Portfolio
During the three months and six months ended June 30, 2020, the credit performance of the commercial portfolio remained stable as both nonperforming finance receivables and loans and our net charge-offs remained low. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Condensed Consolidated Financial Statements.
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Commercial and industrial
Automotive	$17,755	$28,332	$80	$73	$—	$—
Other (c)	5,315	5,014	132	138	—	—
Commercial real estate	4,799	4,961	6	4	—	—
Total commercial finance receivables and loans	$27,869	$38,307	$218	$215	$—	$—

(a)	Includes nonaccrual TDR loans of $157 million and $114 million at June 30, 2020, and December 31, 2019, respectively.

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
Total commercial finance receivables and loans outstanding decreased $10.4 billion from December 31, 2019, to $27.9 billion at June 30, 2020. The decrease was primarily driven by lower dealer inventory levels, driven by COVID-19-related production shutdowns by automotive manufacturers. This decrease was partially offset by growth in our Corporate Finance portfolio that was primarily driven by asset-based lending, mostly through our lender finance vertical, which provides asset managers with partial funding for their direct lending activities.
As a result of the COVID-19 pandemic, we announced a series of actions to support our customers and manage credit risk within our commercial automotive loan portfolio. For dealers with current accounts, we have offered for up to four months a waiver of curtailments on wholesale floorplan loans, an increase in used vehicle floorplan advance rates, a deferral of interest and insurance charges on wholesale borrowings, and a deferral of term loan payments. As of June 30, 2020, approximately 2,290 or 73% of eligible dealers had requested at least one form of this assistance. Approximately 39% of eligible wholesale dealers deferred wholesale interest and insurance payments during the second quarter of 2020, which represented a decline from the first quarter of approximately 20 percentage points. Dealers that elected to defer wholesale interest and insurance payments have the option to repay such balances over a 4- or 12-month period without additional interest charges or fees. The accounts enrolled in the program continue to accrue interest on principal balances in accordance with recently issued guidance from regulators. Additionally, if the borrower was no more than 30 days past due as of the date the modification program was implemented, the modification was not considered a TDR. Additionally, if the borrower was no more than 30 days past due as of the date of the modification program was implemented, the modification was not considered a TDR.
Total commercial nonperforming finance receivables and loans were $218 million at June 30, 2020, reflecting an increase of $3 million when compared to December 31, 2019. The increase was primarily due to activity and the downgrade of two exposures within our Corporate Finance portfolio, and two automotive dealer group downgrades, one of which was placed into default. These increases were partially offset by a full charge-off recognized on one exposure within our Corporate Finance portfolio. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans increased to 0.8% at June 30, 2020, compared to 0.6% at December 31, 2019.
Total commercial TDRs outstanding at June 30, 2020, increased $40 million since December 31, 2019, to $161 million, reflecting an increase of $30 million in our Corporate Finance portfolio and an increase of $10 million in our commercial automotive portfolio. The increase in our Corporate Finance portfolio was primarily driven by the restructuring of one exposure. Refer to Note 8 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for additional information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Commercial and industrial
Automotive	$1	$1	—%	—%	$3	$1	—%	—%
Other	38	11	2.7	1.0	38	16	1.4	0.7
Total commercial finance receivables and loans	$39	$12	0.5	0.1	$41	$17	0.2	0.1

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total commercial finance receivables and loans were $39 million and $41 million for the three months and six months ended June 30, 2020, respectively, compared to net charge-offs of $12 million and $17 million for the three months and six months ended June 30, 2019. The increases for the three months and six months ended June 30, 2020, were primarily driven by charge-offs of two exposures within our Corporate Finance portfolio.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $4.8 billion and $5.0 billion at June 30, 2020, and December 31, 2019, respectively.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

	June 30, 2020	December 31, 2019
Texas	13.2%	15.0%
Florida	12.6	11.6
Michigan	8.1	8.2
California	7.7	7.2
New York	5.9	5.9
North Carolina	5.3	4.6
Georgia	3.8	3.5
South Carolina	2.6	2.8
Illinois	2.5	2.4
Utah	2.3	2.3
Other United States	36.0	36.5
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures increased $66 million from December 31, 2019, to $4.3 billion at June 30, 2020. The increase was primarily due to an increase in special mention accounts within our Corporate Finance portfolio. The increase was mainly driven by the impact of COVID-19 on the operations of borrowers in several different industries. This increase was largely offset by lower dealer inventory levels in our commercial automotive portfolio driven by COVID-19-related production stoppages.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

	June 30, 2020	December 31, 2019
Industry
Automotive	68.1%	81.7%
Services	11.0	5.4
Health/Medical	5.5	2.9
Other	15.4	10.0
Total commercial criticized finance receivables and loans	100.0%	100.0%
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
To help inform our forecast, we considered publicly published, broadly available stressed macroeconomic data including the Moody’s forecast from March 27, 2020, that reflected the most recent available information that considered the evolving impacts of developments from the COVID-19 pandemic as of March 31, 2020, in order to support the qualitative adjustments incorporated into our total allowance. Stressed macroeconomic variables that we utilized as of March 31, 2020, include the following, among others: unemployment rate approaching 10%, significant GDP contraction quarter-over-quarter, and declining new light vehicle sales. Our qualitatively determined allowance associated with deterioration in the macroeconomic outlook from COVID-19 resulted in provision expense of $602 million which was incremental to our modeled reserves.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Through June 2020, forecasted economic variables utilized in our allowance modeling processes were updated to reflect the current macroeconomic environment and our future expectations which included (but were not limited to) the following: the unemployment rate rising to a peak of approximately 14%, declining to approximately 9% by the end of 2020, before subsequently migrating to our historical mean of approximately 6% by the middle of 2023, significant near-term GDP contraction, and a continuation of lower levels of new light vehicle sales. The updated economic forecast resulted in an increase in the allowance for loan losses informed through our modeling process as compared to the period ending March 31, 2020. Using our qualitative allowance framework, we reassessed and adjusted levels to reflect our current estimate of credit losses in our portfolios which considered among other things, idiosyncratic risks as well as performance of our portfolio subject to our deferral programs. Our allowance for loan losses as a percentage of total finance receivables was 2.8% as of June 30, 2020, as compared to 2.5% as of March 31, 2020.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three and six months ended June 30, 2020, and includes the cumulative effect of adopting ASU 2016-13.

Three months ended June 30, 2020 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at April 1, 2020	$2,833	$39	$45	$2,917	$328	$3,245
Charge-offs (a)	(245)	(2)	(4)	(251)	(40)	(291)
Recoveries	108	4	—	112	1	113
Net charge-offs	(137)	2	(4)	(139)	(39)	(178)
Provision due to change in portfolio size	(3)	1	3	1	(20)	(19)
Provision due to incremental charge-offs	137	(2)	4	139	39	178
Provision due to all other factors (b)	135	2	(1)	136	(8)	128
Total provision for credit losses (c)	269	1	6	276	11	287
Other	(2)	—	2	—	—	—
Allowance at June 30, 2020	$2,963	$42	$49	$3,054	$300	$3,354
Net charge-offs to average finance receivables and loans outstanding for the three months ended June 30, 2020	0.8%	(0.1)%	6.8%	0.6%	0.5%	0.6%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2020	5.4	(4.6)	3.3	5.5	1.9	4.7

(a)
Represents the amount of the amortized cost directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the amortized cost of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Condensed Consolidated Financial Statements for more information regarding our charge-off policies.

(b)	Amounts include provision expense associated with the impacts of COVID-19, as further described in the section above.

(c)
Consumer mortgage provision expense includes $3 million related to Mortgage Finance and a provision benefit of $2 million related to our legacy mortgage portfolio. Commercial provision expense includes a provision benefit of $16 million related to commercial automotive and provision expense of $24 million related to commercial other within the commercial and industrial portfolio class, and provision expense of $3 million related to commercial real estate.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2020 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at December 31, 2019	$1,075	$46	$9	$1,130	$133	$1,263
Cumulative effect of the adoption of Accounting Standards Update 2016-13	1,334	(6)	16	1,344	2	1,346
Allowance at January 1, 2020	$2,409	$40	$25	$2,474	$135	$2,609
Charge-offs (a)	(618)	(5)	(9)	(632)	(43)	(675)
Recoveries	219	9	1	229	2	231
Net charge-offs	(399)	4	(8)	(403)	(41)	(444)
Provision due to change in portfolio size	4	—	4	8	(14)	(6)
Provision due to incremental charge-offs	399	(4)	8	403	41	444
Provision due to all other factors (b)	551	2	19	572	180	752
Total provision for credit losses (c)	954	(2)	31	983	207	1,190
Other	(1)	—	1	—	(1)	(1)
Allowance at June 30, 2020	$2,963	$42	$49	$3,054	$300	$3,354
Net charge-offs to average finance receivables and loans outstanding for the six months ended June 30, 2020	1.1%	—%	7.1%	0.9%	0.2%	0.7%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2020	3.7	(5.4)	3.2	3.8	3.6	3.8

(a)
Represents the amount of the amortized cost directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the amortized cost of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Condensed Consolidated Financial Statements for more information regarding our charge-off policies.

(b)	Amounts include provision expense associated with the impacts of COVID-19, as further described in the section above.

(c)
Consumer mortgage provision expense includes $4 million related to Mortgage Finance and a provision benefit of $6 million related to our legacy mortgage portfolio. Commercial provision expense includes $40 million related to commercial automotive and $139 million related to commercial other within the commercial and industrial portfolio class, and $28 million related to commercial real estate.

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three and six months ended June 30, 2019, prior to the adoption of ASU 2016-13, as defined by the previous accounting guidance in effect at that time.

Three months ended June 30, 2019 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at April 1, 2019	$1,070	$52	$1,122	$166	$1,288
Charge-offs (a)	(301)	(5)	(306)	(12)	(318)
Recoveries	129	7	136	—	136
Net charge-offs	(172)	2	(170)	(12)	(182)
Provision for loan losses (b)	180	(5)	175	2	177
Other	—	—	—	(1)	(1)
Allowance at June 30, 2019	$1,078	$49	$1,127	$155	$1,282
Net charge-offs to average finance receivables and loans outstanding for the three months ended June 30, 2019	1.0%	—%	0.8%	0.1%	0.6%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2019	1.6	(6.0)	1.7	3.3	1.8

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

(b)
Consumer mortgage provision expense includes a provision benefit of $5 million related to our legacy mortgage portfolio. Commercial provision expense includes $2 million related to commercial other within the commercial and industrial portfolio class.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2019 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2019	$1,048	$53	$1,101	$141	$1,242
Charge-offs (a)	(653)	(8)	(661)	(17)	(678)
Recoveries	247	12	259	—	259
Net charge-offs	(406)	4	(402)	(17)	(419)
Provision for credit losses (b)	437	(8)	429	30	459
Other	(1)	—	(1)	1	—
Allowance at June 30, 2019	$1,078	$49	$1,127	$155	$1,282
Net charge-offs to average finance receivables and loans outstanding for the six months ended June 30, 2019	1.1%	—%	0.9%	0.1%	0.6%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2019	1.3	(5.6)	1.4	4.7	1.5

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

(b)
Consumer mortgage provision expense includes $2 million related to Mortgage Finance and a provision benefit of $10 million related to our legacy mortgage portfolio. Commercial provision expense includes $6 million related to commercial automotive and $25 million related to commercial other within the commercial and industrial portfolio class, and $1 million in provision benefit related to commercial real estate.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
June 30, 2020
Allowance for loan losses to finance receivables and loans outstanding (a)	4.1%	0.2%	21.1%	3.4%	1.1%	2.8%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	237.1%	66.4%	n/m	232.4%	137.5%	218.9%
June 30, 2019
Allowance for loan losses to finance receivables and loans outstanding (a)	1.5%	0.3%	—%	1.2%	0.4%	1.0%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	168.0%	75.1%	—%	159.5%	79.3%	142.1%
n/m = not meaningful

(a)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.
The allowance for consumer loan losses at June 30, 2020, increased $1.9 billion compared to June 30, 2019, reflecting increases of $1.9 billion in the consumer automotive allowance and $49 million in the consumer other allowance, partially offset by a decrease of $7 million in the consumer mortgage allowance. The increase in our consumer allowance was primarily driven by our adoption of CECL, which resulted in a $1.3 billion increase to the allowance for loan losses. Additionally, our consumer allowance for loan losses increased as a result of the broad macroeconomic impact resulting from the COVID-19 pandemic. The decrease in the consumer mortgage allowance was primarily driven by the decrease in finance receivables of $387 million at June 30, 2020, compared to June 30, 2019.
The allowance for commercial loan losses increased $145 million at June 30, 2020, compared to June 30, 2019. The increase was primarily driven by our commercial automotive and Corporate Finance portfolios due to reserve increases associated with higher expected losses due to COVID-19 driven market deterioration.
The provision for consumer loan losses was $276 million and $983 million for the three months and six months ended June 30, 2020, respectively, compared to $175 million and $429 million for the three months and six months ended June 30, 2019. For the three months and six months ended June 30, 2020, the increase in provision for credit losses was primarily driven by consumer automotive reserve increases associated with higher expected losses due to the broad macroeconomic impact resulting from the COVID-19 pandemic, and reserve increases associated with the acquisition of a non-prime portfolio during June 2020.
The provision for commercial loan losses increased $9 million and $177 million for the three months and six months ended June 30, 2020, respectively, compared to the three months and six months ended June 30, 2019. The increase in provision expense for the three months and six months ended June 30, 2020, was primarily driven by reserve increases in our commercial portfolios associated with the broad macroeconomic impact resulting from the COVID-19 pandemic, partially offset by reserve decreases driven by approximately $9.7 billion of lower commercial automotive balances quarter-over-quarter.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2020			2019
June 30, ($ in millions)	Allowance for credit losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for credit losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$2,963	4.1%	88.4%	$1,078	1.5%	84.1%
Consumer mortgage
Mortgage Finance	21	0.1	0.6	18	0.1	1.4
Mortgage — Legacy	21	2.1	0.6	31	2.3	2.4
Total consumer mortgage	42	0.2	1.2	49	0.3	3.8
Consumer other	49	21.1	1.5	—	—	—
Total consumer loans	3,054	3.4	91.1	1,127	1.2	87.9
Commercial
Commercial and industrial
Automotive	64	0.4	1.9	42	0.1	3.3
Other	179	3.4	5.3	87	2.0	6.8
Commercial real estate	57	1.2	1.7	26	0.6	2.0
Total commercial loans	300	1.1	8.9	155	0.4	12.1
Total allowance for loan losses	$3,354	2.8	100.0%	$1,282	1.0	100.0%
Market Risk
Our financing, investing, and insurance activities give rise to market risk, or the potential change in the value of our assets (including securities, assets held-for-sale, loans and operating leases) and liabilities (including deposits and debt) due to movements in market variables, such as interest rates, credit spreads, foreign-exchange rates, equity prices, and off-lease vehicle prices.
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
LIBOR Transition
LIBOR is an important interest rate benchmark that is expected to be discontinued by the end of 2021. We recognize the significance of LIBOR cessation, and have devoted numerous resources throughout all levels of the organization to actively identify, assess, monitor, and mitigate risks associated with this transition. Our program is also subject to the governance and oversight of our Board through the RC and certain executive committees including the ALCO and the ERMC. For a more detailed discussion of our planned transition away from LIBOR, refer to the section titled Risk Management—LIBOR Transition in our 2019 Annual Report on Form 10-K.
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
The net financing revenue sensitivity tests measure the potential change in our pretax net financing revenue over the following 12 months. We test a number of alternative rate scenarios, including immediate and gradual parallel shocks to the implied market forward curve. Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next 12 months would decrease by $3 million if interest rates remain unchanged.
The following table presents the pretax dollar impact to forecasted net financing revenue over the next 12 months assuming 100 basis point and 200 basis point instantaneous parallel and gradual parallel shock increases, and assuming 100 basis point instantaneous parallel and gradual parallel shock decreases to the implied market forward curve as of June 30, 2020, and December 31, 2019.

	June 30, 2020		December 31, 2019
($ in millions)	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates
-100 basis points (b)	$(26)	$(52)	$17	$67
+100 basis points	66	98	(1)	7
+200 basis points	109	101	2	(136)

(a)	Gradual changes in interest rates are recognized over 12 months.

(b)	The impact of the downward rate shocks is impacted by the current low interest rate environment.
The implied forward rate curve was significantly lower across all tenors compared to December 31, 2019, as interest rates were at or near historical lows across the curve. The impact of this change is reflected in our baseline net financing revenue projections. As of June 30, 2020, our net interest income sensitivity in the +100 and +200 basis point instantaneous shock scenarios is positioned to benefit primarily due to changes to our derivative hedging position and the impact of lower market interest rates.
The exposure in the downward instantaneous interest rate shock scenario has increased as of June 30, 2020, primarily due to the derivative hedging position referenced above as well as the impact of lower rates. Due to the low absolute level of market interest rates, this downward shock is muted as our models assume rates do not go below zero.
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
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. However, certain automotive manufacturers have provided their guarantee for portions of our residual exposure, as further described in Note 9 to the Condensed Consolidated Financial Statements. Our operating lease portfolio, net of

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

accumulated depreciation was $9.1 billion and $8.9 billion as of June 30, 2020, and December 31, 2019, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $7.5 billion and $7.2 billion as of June 30, 2020, and December 31, 2019, respectively. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A in our 2019 Annual Report on Form 10-K.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended June 30,		Six months ended June 30, 2020
	2020	2019	2020	2019
Off-lease vehicles terminated (in units)	26,785	29,267	47,204	55,297
Average (loss) gain per vehicle ($ per unit)	$(421)	$776	$(187)	$680
Method of vehicle sales
Auction
Internet	60%	53%	60%	52%
Physical	10	15	11	15
Sale to dealer, lessee, and other	30	32	29	33
We recognized an average loss per vehicle of $421 and $187 for the three months and six months ended June 30, 2020, respectively, compared to an average gain per vehicle of $776 and $680 for the same periods in 2019. The decrease in remarketing performance was primarily due to a decline in used vehicle values, resulting from lower demand earlier in the second quarter in connection with the COVID-19 pandemic. Later in the second quarter, we observed a strong recovery in used vehicle values relative to April as new vehicle supply remained lower and demand improved. The number of off-lease vehicles remarketed during the three months and six months ended June 30, 2020, decreased 8% and 15% compared to the same periods in 2019 primarily due to impacts of the COVID-19 pandemic, which reduced vehicle remarketing activity at auction sites and lowered dealer demand. Additionally, in jurisdictions where governments acted to temporarily close or restrict the operations of automotive dealers, there were fewer vehicles returned at lease termination. Delays in vehicle remarketing may adversely impact our remarketing proceeds upon sale in future periods. In order to mitigate these risks, management has taken proactive measures, including working with customers to extend leases.
To support our customers and help mitigate lease residual risk, we have deferred lease payments without fees for up to 120 days for any consumer requesting assistance related to the COVID-19 pandemic. Approximately 55,000 of our lease customers have enrolled in this lease modification program, and approximately 60% of these customers were granted a 120-day deferral at the time of enrollment. As of June 30, 2020, approximately 38,000 or 11% of our lease customers remained enrolled in the lease modification program. We have also provided a program for and, in some cases, incentivized customers nearing their scheduled lease-end dates to extend their leases for up to an additional 180 days. Eligible customers who opted into this program during the early part of the second quarter were not charged for the first month of the extension, and the following months of the extended lease were offered under the terms of the existing lease contract. As of June 30, 2020, approximately 6,900 customers had opted into an extension requiring additional payments.
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

June 30,	2020	2019
Sport utility vehicle	57%	58%
Truck	34	31
Car	9	11
As a result of the runoff of our legacy GM operating lease portfolio, our exposure to Chrysler vehicles represented approximately 90% and 93% of our operating lease units as of June 30, 2020, and 2019, respectively.

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

($ in millions)	June 30, 2020	December 31, 2019
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$23,405	$24,713
Liquid cash and equivalents	18,567	3,136
Committed secured credit facilities
Total capacity	1,550	2,500
Outstanding	—	450
Unused capacity (a)	1,550	2,050
Total available liquidity	$43,522	$29,899

(a)
Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

Recent Funding Developments
During March 2020, the spread of COVID-19 was declared a pandemic. This global health crisis has resulted in economic disruption and volatility in the capital markets. While credit spreads for longer-term funding sources such as unsecured debt and ABS issuance increased significantly initially, FRB actions in response to the disruptions reduced credit spreads and improved market liquidity. These actions included providing significant quantitative-easing programs, expanding the Money Market Mutual Fund Liquidity Facility to include a wider range of securities, broadening the Commercial Paper Funding Facility, launching new funds and facilities to support employers, consumers and businesses, and establishing the Term Asset Backed Loan Facility to facilitate ABS issuance of student, automotive, credit card, and small business loans guaranteed by the Small Business Administration. We continue to closely monitor market conditions, and actions taken by banking agencies to support general market liquidity. In recent years, we have become less reliant on market-based funding and believe we have adequate liquidity to meet our near-term funding needs. However, it is not currently clear to what degree the COVID-19 pandemic will impact our future funding profile if market dislocation recurs.
During 2020, we accessed the public and private markets to execute secured funding transactions, and to manage our committed secured credit facility capacity. Key funding highlights from January 1, 2020, to date were as follows:

•
In April 2020 and June 2020, we accessed the unsecured debt capital markets and raised $750 million and $800 million, respectively, through the issuance of senior notes, which provided additional liquidity at Ally.

•
Our total capacity in committed secured credit facilities was reduced by $950 million during the six months ended June 30, 2020, as we continue to shift our overall funding toward a greater mix of cost-effective deposit funding.

Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	June 30, 2020		December 31, 2019
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Deposits	$131,036	80	120,752	75
Debt
Secured financings	19,146	12	25,773	16
Institutional term debt	10,927	6	10,933	7
Retail debt programs (a)	2,792	2	2,852	2
Total debt (b)	32,865	20	39,558	25
Total on-balance-sheet funding	$163,901	100	160,310	100

(a)	Includes $282 million and $271 million of retail term notes at June 30, 2020, and December 31, 2019, respectively.

(b)	Includes hedge basis adjustment as described in Note 18 to the Condensed Consolidated Financial Statements.
Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at June 30, 2020.

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
The following table shows Ally Bank’s number of accounts and deposit balances as of the end of each quarter since 2019.

	2nd quarter 2020	1st quarter 2020	4th quarter 2019	3rd quarter 2019	2nd quarter 2019
Number of retail bank accounts (in thousands)	4,335	4,185	4,006	3,908	3,712
Deposits ($ in millions)
Retail	$115,813	$106,068	$103,734	$101,295	$98,600
Brokered (a)	15,088	16,116	16,898	17,778	17,562
Other (b)	135	140	120	157	163
Total deposits	$131,036	$122,324	$120,752	$119,230	$116,325

(a)
Brokered deposit balances include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.8 billion as of June 30, 2020, $1.5 billion as of March 31, 2020, $1.3 billion as of December 31, 2019, and $1.1 billion as of both September 30, 2019, and June 30, 2019.

(b)	Other deposits include mortgage escrow and other deposits.
During the first six months of 2020, our total deposit base grew $10.3 billion, driven by continued growth in retail deposits, which was partially offset by a reduction in brokered deposits. Total retail deposits increased $12.1 billion, primarily within our online savings product, as we added approximately 165,000 retail deposit customers during the six months ended June 30, 2020, to more than 2.1 million total retail deposit customers at June 30, 2020. Strong retention rates and customer acquisition, reflecting the strength of the brand, continue to drive growth in retail deposits. During the second quarter of 2020, our retail deposit franchise recorded record quarterly growth as a result of broad economic stimulus measures, including the shift in tax payment deadlines, as well as a decline in consumer spending and consumer preferences shifting to liquidity in times of economic uncertainty. We continue to enhance our suite of online and mobile banking features, as we introduced a collection of smart savings tools to our online savings product in February 2020 and in June 2020 Kiplinger named Ally Bank the 2020 “Best Internet Bank” for the fourth consecutive year. For additional information on our deposit funding by type, refer to Note 12 to the Condensed Consolidated Financial Statements.
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
During the first six months of 2020, we raised $48 million through the completion of a term securitization transaction backed by consumer automotive loans.
We manage securitization execution risk by maintaining a diverse domestic and foreign investor base and available capacity from committed secured credit facilities provided by banks. Our ability to access the unused capacity in these facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. We maintain bilateral facilities, which fund our Automotive Finance operations. The facilities can be revolving in nature—generally having an original tenor ranging from 364 days to two years and allowing for additional funding during the commitment period—or they can be amortizing and not allow for any further funding after the commitment period. At June 30, 2020, all of our $1.6 billion of capacity was revolving and of this balance, $550 million was from facilities with a remaining tenor greater than 364 days.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage finance receivables and loans and investment securities. As of June 30, 2020, we had pledged $22.1 billion of assets to the FHLB resulting in $17.6 billion in total funding capacity with $12.6 billion of debt outstanding.
At June 30, 2020, $40.6 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings and repurchase agreements. Refer to Note 13 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $2.5 billion at June 30, 2020. We also have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed-maturity dates and floating-rate notes. There were $282 million of retail term notes outstanding at June 30, 2020. The remainder of our unsecured debt is composed of institutional term debt. In April 2020 and June 2020, we accessed the unsecured debt capital markets and raised $750 million and $800 million, respectively, through the issuance of senior notes. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of June 30, 2020, we had $79 million debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We had assets pledged and restricted as collateral to the FRB totaling $2.4 billion as of June 30, 2020. We had no debt outstanding with the FRB as of June 30, 2020.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At June 30, 2020, and December 31, 2019, the outstanding principal balance of the Guaranteed Notes was $2.5 billion and $2.9 billion, respectively, with the last scheduled maturity to take place in 2031.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2020	2019	2020	2019
Net financing loss and other interest income	$(258)	$(283)	$(532)	$(564)
Dividends from bank subsidiaries	—	500	400	900
Dividends from nonbank subsidiaries	23	94	41	136
Total other revenue	62	90	133	197
Total net (loss) revenue	(173)	401	42	669
Provision for credit losses	(3)	5	(28)	32
Total noninterest expense	150	168	311	335
(Loss) income from continuing operations before income tax expense	(320)	228	(241)	302
Income tax benefit from continuing operations	(76)	(289)	(149)	(350)
Net (loss) income from continuing operations	(244)	517	(92)	652
Loss from discontinued operations, net of tax	(1)	(2)	(1)	(3)
Net (loss) income (a)	$(245)	$515	$(93)	$649

(a)	Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	June 30, 2020	December 31, 2019
Total assets (a)	$6,873	$6,749
Total liabilities	$15,685	$15,822

(a)	Excludes investments in all nonguarantor subsidiaries.
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
Net cash provided by operating activities was $1.2 billion and $1.8 billion for the six months ended June 30, 2020, and 2019, respectively. Activity fell year-over-year, as results were negatively impacted by the COVID-19 pandemic.
Net cash provided by investing activities was $11.3 billion for the six months ended June 30, 2020, compared to net cash used in investing activities of $2.5 billion for the same period in 2019. The increase was primarily due to a $10.4 billion increase in cash inflows related to originations and repayments of finance receivables and loans held-for-investment and other. During the six months ended June 30, 2020, commercial wholesale financing receivables outstanding decreased due to a reduction or temporary shutdown in manufacturer production as a result of the COVID-19 pandemic, coupled with ongoing retail automotive sales, which reduced dealer stock levels.
Net cash provided by financing activities for the six months ended June 30, 2020, was $3.1 billion, compared to net cash used in financing activities of $696 million for the same period in 2019. The change was primarily attributable to a decrease of $3.9 billion net cash outflows related to repayments of long-term debt.
Capital Planning and Stress Tests
As a Category IV firm, we are subject to supervisory stress testing on a two-year cycle and are exempted from company-run capital stress testing. We are also required to submit an annual capital plan to the FRB. Our annual capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on our capital. The plan must also include a discussion of how we, under expected and stressful conditions, will maintain capital commensurate with our risks and above the minimum regulatory capital ratios, and will serve as a source of strength to Ally Bank. The FRB’s final rule introducing the stress capital buffer requirement, which is described in Note 17 to the Condensed Consolidated Financial Statements, makes several changes to the CCAR process that applied beginning with the 2020 cycle.
We received a non-objection to our 2018 capital plan in June 2018. We were not required to submit an annual capital plan to the FRB, participate in the supervisory stress test or CCAR, or conduct company-run capital stress tests during the 2019 cycle. Instead, our capital actions during the 2019 cycle were largely based on the results from our 2018 supervisory stress test. On April 1, 2019, our Board authorized

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

an increase in our stock-repurchase program, permitting us to repurchase up to $1.25 billion of our common stock from time to time from the third quarter of 2019 through the second quarter of 2020. On March 17, 2020, in order to support the FRB's effort to mitigate the impact of the COVID-19 pandemic on the U.S. economy and the financial system, we announced the voluntary suspension of our stock-repurchase program through its termination on June 30, 2020. We do not currently plan to implement a new stock-repurchase program or repurchase shares of our common stock, except in connection with compensation plans, for the remainder of 2020. We repurchased $104 million of common stock during the first six months of 2020. We retain the discretion, however, to implement such a program and repurchase common stock, subject to the FRB’s restrictions as summarized below. On July 14, 2020, our Board declared a quarterly cash dividend of $0.19 per share of our common stock. Refer to Note 24 to the Condensed Consolidated Financial Statements for further information on the most recent dividend.
We submitted our 2020 capital plan on April 3, 2020, which included planned capital distributions to common stockholders through share repurchases and cash dividends over the nine-quarter planning horizon. On June 25, 2020, the FRB provided us with the results of the supervisory stress test, additional industry-wide sensitivity analyses conducted in light of the COVID-19 pandemic, and our preliminary stress capital buffer requirement. At the same time, the FRB announced its determination that changes in financial markets or the macroeconomic outlook could have a material effect on the risk profiles and financial conditions of firms subject to the capital-plan rule and that, as a result, the firms (including Ally) would be required to resubmit capital plans to the FRB within 45 days after receiving updated stress scenarios from the FRB. The FRB also announced several actions to ensure that large firms such as Ally remain resilient despite the economic uncertainty from the COVID-19 pandemic, including for the third quarter of 2020 (1) the suspension of repurchases by any firm of its common stock, except repurchases relating to issuances of common stock related to employee stock ownership plans, and (2) the disallowance of any increase by a firm in the amount of its common-stock dividends and the imposition of a common-stock dividend limit equal to the average of the firm’s net income for the four preceding calendar quarters. These restrictions for the third quarter of 2020 may be extended by the FRB on a quarter-by-quarter basis. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, regulatory considerations, impacts related to the COVID-19 pandemic, any accounting standards that affect capital or liquidity (including CECL), financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be suspended or resumed at any time.
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

Rating agency	Short-term	Senior unsecured debt	Outlook	Date of last action
Fitch	F3	BBB-	Negative Watch	April 29, 2020 (a)
Moody’s	Not Prime	Ba1	Stable	May 12, 2020 (b)
S&P	A-3	BBB-	Negative	May 4, 2020 (c)
DBRS	R-3	BBB (Low)	Negative	April 21, 2020 (d)

(a)	Fitch placed our senior unsecured debt rating of BBB- and short-term rating of F3 on Negative Watch on April 29, 2020.

(b)
Moody's affirmed our senior unsecured debt rating of Ba1, affirmed our short-term rating of Not Prime, and maintained a Stable outlook on May 12, 2020. Effective December 1, 2014, we determined to not renew our contractual arrangement with Moody's related to their providing of our issuer, senior unsecured debt, and short-term ratings. Notwithstanding this, Moody's has determined to continue to provide these ratings on a discretionary basis. However, Moody's has no obligation to continue to provide these ratings, and could cease doing so at any time.

(c)	Standard & Poor's affirmed our senior unsecured debt rating of BBB-, affirmed our short-term rating of A-3, and changed the outlook to Negative from Stable on May 4, 2020.

(d)	DBRS affirmed our senior unsecured debt rating of BBB (Low), affirmed our short-term rating of R-3, and changed the outlook to Negative from Positive on April 21, 2020.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
On January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses. This guidance replaced the incurred loss methodology, which was used to calculate the allowance for loan losses as described in the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K, with an expected lifetime loss methodology, as described in the Allowance for Loan Losses section below.
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

	2020			2019			Increase (decrease) due to
Three months ended June 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$12,496	$4	0.12%	$3,713	$21	2.27%	$50	$(67)	$(17)
Investment securities (b)	31,139	187	2.41	31,244	227	2.91	(1)	(39)	(40)
Loans held-for-sale, net	337	4	4.24	191	3	6.30	2	(1)	1
Finance receivables and loans, net (b) (c)	122,428	1,630	5.36	129,950	1,860	5.74	(108)	(122)	(230)
Investment in operating leases, net (d)	9,068	91	4.10	8,370	124	5.94	10	(43)	(33)
Other earning assets	1,062	10	4.04	1,202	17	5.67	(2)	(5)	(7)
Total interest-earning assets	176,530	1,926	4.39	174,670	2,252	5.17			(326)
Noninterest-bearing cash and cash equivalents	432			544
Other assets	8,250			6,722
Allowance for loan losses	(3,227)			(1,284)
Total assets	$181,985			$180,652
Liabilities and equity
Interest-bearing deposit liabilities (b)	$126,878	$541	1.72%	$114,257	$651	2.29%	$72	$(182)	$(110)
Short-term borrowings	4,712	13	1.12	5,887	37	2.52	(7)	(17)	(24)
Long-term debt	30,554	318	4.19	40,222	407	4.06	(98)	9	(89)
Total interest-bearing liabilities	162,144	872	2.16	160,366	1,095	2.74			(223)
Noninterest-bearing deposit liabilities	136			135
Total funding sources	162,280	872	2.16	160,501	1,095	2.74
Other liabilities	5,343			6,357
Total liabilities	167,623			166,858
Total equity	14,362			13,794
Total liabilities and equity	$181,985			$180,652
Net financing revenue and other interest income		$1,054			$1,157				$(103)
Net interest spread (e)			2.23%			2.43%
Net yield on interest-earning assets (f)			2.40%			2.66%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

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

(d)
Yield includes losses on the sale of off-lease vehicles of $11 million for the three months ended June 30, 2020, and gains on the sale of off-lease vehicles of $23 million for the three months ended June 30, 2019. Excluding these losses and gains on sale, the annualized yield was 4.60% and 4.84% for the three months ended June 30, 2020, and 2019, respectively.

(e)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(f)	Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2020			2019			Increase (decrease) due to
Six months ended June 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$8,675	$18	0.41%	$3,961	$44	2.24%	$52	$(78)	$(26)
Investment securities (b)	31,376	400	2.56	30,291	449	2.99	16	(65)	(49)
Loans held-for-sale, net	243	6	4.84	190	5	5.31	1	—	1
Finance receivables and loans, net (b) (c)	124,537	3,372	5.44	129,310	3,667	5.72	(135)	(160)	(295)
Investment in operating leases, net (d)	9,073	210	4.66	8,379	239	5.75	20	(49)	(29)
Other earning assets	1,072	23	4.51	1,215	35	5.81	(4)	(8)	(12)
Total interest-earning assets	174,976	4,029	4.63	173,346	4,439	5.16			(410)
Noninterest-bearing cash and cash equivalents	425			494
Other assets	7,917			6,641
Allowance for loan losses	(2,928)			(1,266)
Total assets	$180,390			$179,215
Liabilities and equity
Interest-bearing deposit liabilities (b)	$123,977	$1,133	1.84%	$111,729	$1,243	2.24%	$136	$(246)	$(110)
Short-term borrowings	4,604	30	1.30	6,467	81	2.53	(23)	(28)	(51)
Long-term debt	31,838	666	4.21	41,303	826	4.03	(189)	29	(160)
Total interest-bearing liabilities	160,419	1,829	2.29	159,499	2,150	2.72			(321)
Noninterest-bearing deposit liabilities	138			136
Total funding sources	160,557	1,829	2.29	159,635	2,150	2.72
Other liabilities	5,740			6,002
Total liabilities	166,297			165,637
Total equity	14,093			13,578
Total liabilities and equity	$180,390			$179,215
Net financing revenue and other interest income		$2,200			$2,289				$(89)
Net interest spread (e)			2.34%			2.44%
Net yield on interest-earning assets (f)			2.53%			2.66%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

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

(d)
Yield includes losses on the sale of off-lease vehicles of $9 million for the six months ended June 30, 2020, and gains on the sale of off-lease vehicles of $38 million for the six months ended June 30, 2019. Excluding these losses and gains on sale, the annualized yield was 4.86% and 4.84% for the six months ended June 30, 2020, and 2019, respectively.

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2020, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.    Legal Proceedings
Refer to Note 23 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings which supplements the discussion of legal proceedings set forth in Note 29 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.
Item 1A.    Risk Factors
The section titled Risk Factors in Part I, Item 1A of our 2019 Annual Report on Form 10-K includes a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in Ally. The section titled Risk Factors in Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2020, includes updates to these risks and uncertainties. The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in our 2019 Annual Report on Form 10-K and our Form 10-Q for the quarter ended March 31, 2020. Except as presented below, there have been no material changes to the risk factors described in our 2019 Annual Report on Form 10-K and our Form 10-Q for the quarter ended March 31, 2020.
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
The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deteriorations in household, business, economic, and market conditions, including in the United States where we conduct nearly all of our business. The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, including:

•
The duration, extent, and severity of the pandemic. COVID-19 has not yet been contained and could continue to affect significantly more households and businesses. The duration and severity of the pandemic remain impossible to predict, as the initial slowing of the number of cases nationally has recently reversed and the potential exists for further resurgences to occur.

•
The response of governmental and nongovernmental authorities. Many of their actions have been directed toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. These actions have not always been coordinated or consistent across jurisdictions and have varied in scope and intensity over time.

•
The effect on our customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties are affecting individuals, households, and businesses differently and unevenly. Many, however, have changed their behavior in response to governmental mandates and advisories to restrain or alter commercial and social interactions. As a result, in the near term, our credit, operational, and other risks have generally increased and, for the foreseeable future, are expected to remain elevated or increase further.

•
The effect on economies and markets. While the actions of governmental and nongovernmental authorities initially slowed the rate of spread of COVID-19 and supported economic stability, it is not clear whether the salutary effects will persist, especially if resurgences worsen or increase. National, regional, and local economies and markets could suffer further disruptions that are lasting.

During the six months ended June 30, 2020, the most notable impact to our results of operations was higher provision expense for credit losses. Our provision expense was $1.2 billion for the six months ended June 30, 2020, compared to $459 million during the same period in 2019, with the increase primarily driven by incremental reserves associated with a deterioration in macroeconomic variables such as unemployment during the six months ended June 30, 2020. For more detail and further discussion, refer to the section titled COVID-19 Impacts within the MD&A. Given the unpredictability of COVID-19 and its direct and indirect effects, however, our forecast of macroeconomic conditions and operating results—including expected lifetime credit losses on our loan portfolio—is subject to meaningful uncertainty.
As governments acted to temporarily close or restrict the operations of businesses, including automotive dealers, and as many consumers and businesses changed their behavior in response, we experienced significant reductions in our consumer automotive loan application volume during the second half of March and into April 2020. In addition, we observed downward pressure on the automotive sales and other operating results of our dealer customers, on their capacity to accept the return of leased vehicles, and on used-vehicle auction activity and values. As consumers and businesses began to adapt to the changed conditions and many governmental authorities relaxed their restrictions later in the second quarter, however, we observed a gradual recovery in activity, including stronger used-vehicle prices. Even so, many automotive manufacturers and their suppliers had taken measures to slow or shut down production in response to the pandemic, which negatively affected dealer inventory levels and sales during the second quarter of 2020 and significantly reduced our wholesale floorplan lending business to dealers. Lower dealer inventory levels also reduced vehicle inventory insurance premiums within our insurance operations. Declining sales and limited operations at dealers during the second half of March and into April reduced demand in our insurance operations for consumer products such as VSC and GAP protection, but as in automotive finance, we experienced a gradual recovery in these consumer products later in the second quarter. For more detail and further discussion, refer to the section titled Significant Business Developments Related to COVID-19 within the MD&A. We cannot yet be confident, however, in the sustainability of these improvements in

Ally Financial Inc. • Form 10-Q

our business—especially with the recent resurgence of COVID-19 in many parts of the United States—and the adverse effects on our business, financial position, results of operations, and prospects could be significant as time goes on.
Governments have taken unprecedented steps to partially mitigate the adverse effects of their containment measures. For example, in late March 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy. The FRB has taken decisive and sweeping actions as well. Since March 15, 2020, these actions have included a reduction in the target range for the federal funds rate to 0 to 1/4 percent, a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, and numerous facilities to support the flow of credit to households and businesses.
We also have acted swiftly to support our customers with industry-leading programs and at the same time manage our credit risk. For example, in our automotive finance business, existing customers had the option to elect to defer their loan and lease payments for up to 120 days without late fees being incurred but, for consumer automotive loans, with finance charges continuing to accrue. This program was made available to consumer automotive loan and lease customers from March 18, 2020, through June 21, 2020. Approximately 1.3 million consumer automotive loan and lease customers enrolled in the program, and of the 1.2 million consumer automotive loan customers enrolled in the program, 64% were granted a 120-day deferral at the time of enrollment. As of June 30, 2020, approximately 840 thousand, or 21% of our consumer automotive loan customers were enrolled in the program. For dealers with current accounts, we have offered for up to four months a waiver of curtailments on wholesale floorplan loans, an increase in used vehicle floorplan advance rates, a deferral of interest and insurance charges on wholesale borrowings, and a deferral of term loan payments. As of June 30, 2020, approximately 2,290 or 73% of eligible dealers had requested at least one form of this assistance. Approximately 39% of eligible wholesale dealers deferred wholesale interest and insurance payments during the second quarter of 2020, which represented a decline from the first quarter of approximately 20 percentage points. Dealers that elected to defer wholesale interest and insurance payments have the option to repay such balances over a 4- or 12-month period without additional interest charges or fees. For more detail and further discussion, refer to the section titled Credit Quality Indicators in Note 8 to the Condensed Consolidated Financial Statements and to the section titled Risk Management within the MD&A.
The degree to which our actions and those of governments and others will directly or indirectly assist our customers, counterparties, and third-party service providers and advance our business and the economy generally is not yet clear. For example, while our loan-deferral programs may better position customers to resume their regular payments to us in the future and enhance our brand and customer loyalty, these programs may negatively impact our revenue and other results of operations at least in the near term and may not be as successful as we expect in managing our credit risk. In addition, while the FRB’s accommodative monetary policy may benefit us to some degree by supporting economic activity among our customers, this policy and sudden shifts in it may inhibit our ability to grow or sustain net interest income and effectively manage interest-rate and market risks. Further, while extraordinary governmental intervention in the economy and markets has created stability, the scale of these actions inevitably heightens political, reputational, litigation, and similar risks for financial intermediaries like us. Furthermore, while governmental stimulus and relief programs may have supported the financial condition of some of our customers in the early stages of the pandemic, these programs may be discontinued or curbed before the economy recovers, may otherwise be insufficient, and may create political, fiscal, monetary, and other adverse consequences for households and businesses.
We are unable to estimate the near-term and ultimate impacts of COVID-19 on our business and operations at this time. The pandemic and its direct and indirect effects could cause us to experience higher credit losses in our lending portfolio, additional increases in our allowance for credit losses, impairment of our goodwill and other financial assets, heightened volatility in and diminished access to capital markets and other funding sources, further reduced demand for our products and services, and other negative impacts on our financial position, results of operations, and prospects. In addition, while we continue to anticipate that our capital and liquidity positions will be sufficient, sustained adverse effects may impair these positions, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, and result in downgrades in our credit ratings. The COVID-19 pandemic and related governmental mandates and advisories also have necessitated changes in the way we and our third-party service providers continue operations, and we may face heightened security, information-technology, operational, and similar risks as a result. The length of time we and our third-party service providers may be required to operate under these circumstances, as well as the potential for conditions to worsen or for significant disruptions to occur, remains unpredictable. All of these risks and uncertainties can be expected to persist at least until the pandemic is demonstrably and sustainably contained, authorities cease curbing household and business activity, and consumer and business confidence recover.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended June 30, 2020.

Ally Financial Inc. • Form 10-Q

Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended June 30, 2020.

Three months ended June 30, 2020	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (d) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) (d) ($ in millions)
April 2020	28	$13.05	28	$547
May 2020	11	15.25	11	547
June 2020	14	20.95	14	547
Total	53	15.60	53

(a)	Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.

(b)	Excludes brokerage commissions.

(c)
On April 1, 2019, we announced a common stock-repurchase program of up to $1.25 billion. The program commenced in the third quarter of 2019 and expired on June 30, 2020. Refer to Note 17 to the Condensed Consolidated Financial Statements for further details.

(d)
On March 17, 2020, we announced the voluntary suspension of our stock-repurchase program through its termination on June 30, 2020. We do not currently plan to implement a new stock-repurchase program or repurchase shares of our common stock, except in connection with compensation plans, for the remainder of 2020. Refer to Note 17 to the Condensed Consolidated Financial Statements for further details.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Ally Financial Inc. • Form 10-Q

Item 6.    Exhibits
The exhibits listed on the following index of exhibits are filed as a part of this report.

Exhibit	Description	Method of Filing

10.1	Mutual Termination Agreement, dated as of June 24, 2020	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of June 24, 2020, (File No. 1-3754), incorporated herein by reference.

10.2	Form of Award Agreement related to the issuance of Incentive Compensation Awards	Filed herewith.

10.3	Form of Award Agreement related to the issuance of Performance Stock Units	Filed herewith.

22.1	Subsidiary Guarantors	Filed as Exhibit 22 to the Company’s Quarterly Report for the period ended March 31, 2020, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101
The following information from our Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)
Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended June 30, 2020, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of July, 2020.

Ally Financial Inc. (Registrant)

/S/ JENNIFER A. LACLAIR
Jennifer A. LaClair Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller