Form 10-Q
period 2020-09-30
Ally Financial Inc.
filed 2020-11-03
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020, or

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
Yes ☐                    No ☑
At October 30, 2020, the number of shares outstanding of the Registrant’s common stock was 373,857,264 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
A.M. Best	A.M. Best Company, Inc.
ABS	Asset-backed securities
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC	Bank holding company
Board	Ally Board of Directors
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or Current expected credit loss
Chrysler	Fiat Chrysler Automobiles US LLC
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act
CSG	Commercial Services Group
CVA	Credit valuation adjustment
DTA	Deferred tax asset
EAD	Exposure at default
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
ERMC	Enterprise Risk Management Committee
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FSR	Financial Strength Rating
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GM	General Motors Company
IB Finance	IB Finance Holding Company, LLC
ICR	Issuer Credit Rating
IRA	Individual retirement account
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	Mortgage servicing asset
OTC	Over-the-counter

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
P&C	Property and casualty
PD	Probability of default
PPP	Paycheck Protection Program
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RV	Recreational vehicle
RWA	Risk-weighted asset
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series 2 TRUPS	8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust
SPE	Special-purpose entity
TDR	Troubled debt restructuring
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,602	$1,859	$4,974	$5,526
Interest on loans held-for-sale	5	8	11	13
Interest and dividends on investment securities and other earning assets	173	237	596	721
Interest on cash and cash equivalents	5	19	23	63
Operating leases	360	368	1,070	1,092
Total financing revenue and other interest income	2,145	2,491	6,674	7,415
Interest expense
Interest on deposits	452	658	1,585	1,901
Interest on short-term borrowings	9	33	39	114
Interest on long-term debt	309	378	975	1,204
Total interest expense	770	1,069	2,599	3,219
Net depreciation expense on operating lease assets	175	234	675	719
Net financing revenue and other interest income	1,200	1,188	3,400	3,477
Other revenue
Insurance premiums and service revenue earned	276	280	816	802
Gain on mortgage and automotive loans, net	33	10	35	22
(Loss) gain on extinguishment of debt	(49)	1	(50)	(2)
Other gain on investments, net	64	27	173	174
Other income, net of losses	160	95	331	278
Total other revenue	484	413	1,305	1,274
Total net revenue	1,684	1,601	4,705	4,751
Provision for credit losses	147	263	1,337	722
Noninterest expense
Compensation and benefits expense	342	296	1,036	910
Insurance losses and loss adjustment expenses	85	74	301	260
Goodwill impairment	—	—	50	—
Other operating expenses	478	468	1,423	1,379
Total noninterest expense	905	838	2,810	2,549
Income from continuing operations before income tax expense	632	500	558	1,480
Income tax expense from continuing operations	156	119	159	140
Net income from continuing operations	476	381	399	1,340
Loss from discontinued operations, net of tax	—	—	(1)	(3)
Net income	476	381	398	1,337
Other comprehensive (loss) income, net of tax	(120)	106	572	721
Comprehensive income	$356	$487	$970	$2,058
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
(in dollars) (a)	2020	2019	2020	2019
Basic earnings per common share
Net income from continuing operations	$1.27	$0.98	$1.06	$3.37
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income	$1.27	$0.97	$1.06	$3.36
Diluted earnings per common share
Net income from continuing operations	$1.26	$0.97	$1.06	$3.35
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income	$1.26	$0.97	$1.06	$3.35
Cash dividends declared per common share	$0.19	$0.17	$0.57	$0.51
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 16 for additional earnings per share information. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents
Noninterest-bearing	$719	$619
Interest-bearing	19,220	2,936
Total cash and cash equivalents	19,939	3,555
Equity securities	627	616
Available-for-sale securities (refer to Note 7 for discussion of investment securities pledged as collateral)	29,989	30,284
Held-to-maturity securities (fair value of $1,336 and $1,600)	1,255	1,568
Loans held-for-sale, net	441	158
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	118,028	128,231
Allowance for loan losses	(3,379)	(1,263)
Total finance receivables and loans, net	114,649	126,968
Investment in operating leases, net	9,454	8,864
Premiums receivable and other insurance assets	2,662	2,558
Other assets	6,254	6,073
Total assets	$185,270	$180,644
Liabilities
Deposit liabilities
Noninterest-bearing	$159	$119
Interest-bearing	134,779	120,633
Total deposit liabilities	134,938	120,752
Short-term borrowings	3,032	5,531
Long-term debt	25,704	34,027
Interest payable	748	641
Unearned insurance premiums and service revenue	3,401	3,305
Accrued expenses and other liabilities	3,321	1,972
Total liabilities	171,144	166,228
Contingencies (refer to Note 23)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 500,382,748 and 496,957,805; and outstanding 373,857,264 and 374,331,998)	21,517	21,438
Accumulated deficit	(4,893)	(4,057)
Accumulated other comprehensive income	695	123
Treasury stock, at cost (126,525,484 and 122,625,807 shares)	(3,193)	(3,088)
Total equity	14,126	14,416
Total liabilities and equity	$185,270	$180,644
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

($ in millions)	September 30, 2020	December 31, 2019
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$14,779	$18,710
Allowance for loan losses	(349)	(153)
Total finance receivables and loans, net	14,430	18,557
Other assets	721	787
Total assets	$15,151	$19,344
Liabilities
Long-term debt	$5,869	$9,087
Accrued expenses and other liabilities	6	11
Total liabilities	$5,875	$9,098
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,
($ in millions)	Common stock and paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total equity
Balance at July 1, 2019	$21,403	$(4,682)	$84	$(2,489)	$14,316
Net income		381			381
Share-based compensation	14				14
Other comprehensive income			106		106
Common stock repurchases				(300)	(300)
Common stock dividends ($0.17 per share)		(67)			(67)
Balance at September 30, 2019	$21,417	$(4,368)	$190	$(2,789)	$14,450
Balance at July 1, 2020	$21,499	$(5,296)	$815	$(3,192)	$13,826
Net income		476			476
Share-based compensation	18				18
Other comprehensive loss			(120)		(120)
Common stock repurchases				(1)	(1)
Common stock dividends ($0.19 per share)		(73)			(73)
Balance at September 30, 2020	$21,517	$(4,893)	$695	$(3,193)	$14,126

	Nine months ended September 30,
($ in millions)	Common stock and paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock	Total equity
Balance at December 31, 2018	$21,345	$(5,489)	$(539)	$(2,049)	$13,268
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2017-08		(10)	8		(2)
Balance at January 1, 2019	21,345	(5,499)	(531)	(2,049)	13,266
Net income		1,337			1,337
Share-based compensation	72				72
Other comprehensive income			721		721
Common stock repurchases				(740)	(740)
Common stock dividends ($0.51 per share)		(206)			(206)
Balance at September 30, 2019	$21,417	$(4,368)	$190	$(2,789)	$14,450
Balance at December 31, 2019	$21,438	$(4,057)	$123	$(3,088)	$14,416
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2016-13		(1,017)			(1,017)
Balance at January 1, 2020	21,438	(5,074)	123	(3,088)	13,399
Net income		398			398
Share-based compensation	79				79
Other comprehensive income			572		572
Common stock repurchases				(105)	(105)
Common stock dividends ($0.57 per share)		(217)			(217)
Balance at September 30, 2020	$21,517	$(4,893)	$695	$(3,193)	$14,126
(a)Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2020	2019
Operating activities
Net income	$398	$1,337
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,159	1,136
Goodwill impairment	50	—
Provision for credit losses	1,337	722
Gain on mortgage and automotive loans, net	(35)	(22)
Other gain on investments, net	(173)	(174)
Loss on extinguishment of debt	50	2
Originations and purchases of loans held-for-sale	(2,241)	(952)
Proceeds from sales and repayments of loans held-for-sale	2,107	788
Net change in
Deferred income taxes	122	86
Interest payable	107	371
Other assets	(196)	(25)
Other liabilities	(29)	(98)
Other, net	(52)	(38)
Net cash provided by operating activities	2,604	3,133
Investing activities
Purchases of equity securities	(816)	(301)
Proceeds from sales of equity securities	936	615
Purchases of available-for-sale securities	(12,013)	(11,214)
Proceeds from sales of available-for-sale securities	6,350	5,699
Proceeds from repayments of available-for-sale securities	7,846	3,246
Purchases of held-to-maturity securities	—	(514)
Proceeds from repayments of held-to-maturity securities	306	195
Purchases of finance receivables and loans held-for-investment	(5,188)	(3,322)
Proceeds from sales of finance receivables and loans initially held-for-investment	122	427
Originations and repayments of finance receivables and loans held-for-investment and other, net	14,745	3,069
Purchases of operating lease assets	(3,226)	(2,937)
Disposals of operating lease assets	1,946	2,016
Net change in nonmarketable equity investments	305	179
Other, net	(308)	(306)
Net cash provided by (used in) investing activities	11,005	(3,148)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2020	2019
Financing activities
Net change in short-term borrowings	(2,499)	(4,652)
Net increase in deposits	14,168	13,032
Proceeds from issuance of long-term debt	3,174	5,438
Repayments of long-term debt	(11,887)	(14,114)
Repurchase of common stock	(105)	(740)
Dividends paid	(217)	(206)
Net cash provided by (used in) financing activities	2,634	(1,242)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	(1)	2
Net increase (decrease) in cash and cash equivalents and restricted cash	16,242	(1,255)
Cash and cash equivalents and restricted cash at beginning of year	4,380	5,626
Cash and cash equivalents and restricted cash at September 30,	$20,622	$4,371
Supplemental disclosures
Cash paid for
Interest	$2,414	$2,781
Income taxes	8	31
Noncash items
Loans held-for-sale transferred to finance receivables and loans held-for-investment	74	125
Finance receivables and loans held-for-investment transferred to loans held-for-sale	128	964
In-kind distribution from equity-method investee	126	—
Equity consideration received in exchange for restructured loans	5	—
Decrease in held-to-maturity securities due to the consolidation of a VIE	5	—
Increase in held-for-investment loans and other, net due to the consolidation of a VIE	114	—
Increase in collateralized borrowings, net due to the consolidation of a VIE	109	—
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

September 30, ($ in millions)	2020	2019
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$19,939	$3,617
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	683	754
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$20,622	$4,371
(a)Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 11 for additional details describing the nature of restricted cash balances.
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
The Condensed Consolidated Financial Statements at September 30, 2020, and for the three months and nine months ended September 30, 2020, and 2019, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed on February 25, 2020, with the SEC.
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
Equity securities that have a readily determinable fair value are recorded at fair value with changes in fair value recorded in earnings and reported in other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income. These investments, which are primarily attributable to the investment portfolio of our Insurance operations, are included in equity securities on our Condensed Consolidated Balance Sheet. We also hold certain equity investments that do not have a readily determinable fair value and are not eligible to be recognized using other measurement principles, that are held at fair value. Refer to Note 20 for further information on equity securities that are held at fair value.
Our equity securities recognized using other measurement principles include investments in FHLB and FRB stock held to meet regulatory requirements, equity investments related to LIHTCs and the CRA, which do not have a readily determinable fair value, and other equity investments that do not have a readily determinable fair value. Our LIHTC investments are accounted for using the proportional amortization method of accounting for qualified affordable housing investments. Our obligations related to unfunded commitments for our LIHTC investments are included in other liabilities. The majority of our other CRA investments are accounted for using the equity method of accounting. Our investments in LIHTCs and other CRA investments are included in investments in qualified affordable housing projects and equity-method investments, respectively, in other assets on our Condensed Consolidated Balance Sheet. Our investments in FHLB and FRB stock are carried at cost, less impairment. Our remaining investments in equity securities are recorded at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under GAAP. These investments, along with our investments in FHLB and FRB stock, are included in nonmarketable equity investments in other assets on our Condensed Consolidated Balance Sheet. Investments recorded under the measurement alternative are also reviewed at each reporting period to determine if any adjustments are required for observable price changes in identical or similar securities of the same issuer. As conditions warrant, we review these investments for impairment and adjust the carrying value of the investment if it is deemed to be impaired. Adjustments related to observable price changes or impairment on securities using the measurement alternative are recorded in earnings and reported in other income, net in our Condensed Consolidated Statement of Comprehensive Income.
Realized gains and losses on the sale of debt securities and equity securities with a readily determinable fair value are determined using the specific identification method and are reported in other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.
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
•Consumer automotive — Consists of retail automotive financing for new and used vehicles.
•Consumer mortgage — Consists of the following classes of finance receivables.
◦Mortgage Finance — Consists of consumer first-lien mortgages from our ongoing mortgage operations including bulk acquisitions, direct-to-consumer originations, and refinancing of high-quality jumbo mortgages and LMI mortgages.
◦Mortgage — Legacy — Consists of consumer mortgage assets originated prior to January 1, 2009, including first-lien mortgages, subordinate-lien mortgages, and home equity mortgages.
•Consumer other — Consists of unsecured consumer lending from point-of-sale financing.
•Commercial — Consists of the following classes of finance receivables.
◦Commercial and Industrial
▪Automotive — Consists of financing operations to fund dealer purchases of new and used vehicles through wholesale floorplan financing. Additional commercial offerings include automotive dealer term loans, revolving lines, and dealer fleet financing.
▪Other — Consists primarily of senior secured leveraged cash flow and asset-based loans related to our Corporate-Finance business.
◦Commercial Real Estate — Consists of term loans primarily secured by dealership land and buildings, and other commercial lending secured by real estate.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Net Charge-offs
We disclose the measurement of net charge-offs as the amount of gross charge-offs recognized less recoveries received. Gross charge-offs reflect the amount of the amortized cost basis directly written-off. Generally, we recognize recoveries when they are received and record them as an increase to the allowance for loan losses. As a general rule, consumer automotive loans are written down to estimated collateral value, less costs to sell, if repossession is assured and in process once a loan becomes 120 days past due. In our consumer mortgage portfolio segment, first-lien mortgages and a subset of our home equity portfolio that are secured by real estate in a first-lien position are written down to the estimated fair value of the collateral, less costs to sell, once a mortgage loan becomes 180 days past due. Consumer mortgage loans that represent second-lien positions are charged off at 180 days past due. Loans in our consumer other segment are charged off at 120 days past due. Within 60 days of receipt of notification of filing from the bankruptcy court, or within the time frames noted above, consumer automotive and first-lien consumer mortgage loans in bankruptcy are written down to their expected future cash flows, which is generally fair value of the collateral, less costs to sell, and second-lien consumer mortgage loans and consumer other loans are fully charged-off, unless it can be clearly demonstrated that repayment is likely to occur. Regardless of other timelines noted within this policy, loans are considered collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to only be through sale or operation of the collateral. Collateral dependent loans are charged-off to the estimated fair value of the underlying collateral, less costs to sell when foreclosure or repossession proceedings begin.
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
For the purpose of calculating portfolio-level reserves, we have grouped our loans into four portfolio segments: consumer automotive, consumer mortgage, consumer other, and commercial. The allowance for loan losses is measured on a collective basis using statistical models when loans have similar risk characteristics. These statistical models are designed to correlate certain macroeconomic variables to expected future credit losses. The macroeconomic data used in the models are based on forecasted factors for the next 12-months. These forecasted variables are derived from both internal and external sources. Beyond this forecast period, we revert each variable to a historical average. This reversion to the mean is performed on a straight-line basis over 24 months. The historical average is calculated using historical data beginning in January 2008 through the current period.
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
Management also considers the need for a reserve on unfunded nonderivative loan commitments across our portfolio segments, including lines of credit and standby letters of credit. We estimate expected credit losses over the contractual period in which we are exposed to credit risk, unless we have the option to unconditionally cancel the obligation. Expected credit losses include consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the estimated life. The reserve for unfunded loan commitments is recorded within other liabilities on our Condensed Consolidated Balance Sheet. Refer to Note 28 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for information on our unfunded loan commitments.
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
Expected losses are statistically derived based on a suite of behavioral based transition models. This transition framework predicts various stages of delinquency, default, and voluntary prepayment over the course of the life of the loan. The transition probability is a function of certain loan and borrower characteristics, including factors, such as loan balance and term, the borrower’s credit score, and loan-to-value ratios, and economic variables, as well as consideration of historical factors such as loss frequency and severity. When a default event is predicted, a severity model is applied to estimate future loan losses. Loss severity within the consumer mortgage portfolio segment is impacted by the market values of foreclosed properties, which is affected by numerous factors, including geographic considerations and the condition of the foreclosed property. Macroeconomic data that is used to calculate expected credit losses includes certain interest rates and home price indices. The model output is then aggregated to calculate expected lifetime credit losses.
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
Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired, including identifiable intangibles. We allocate goodwill to applicable reporting units based on the relative fair value of the other net assets allocated to those reporting units at the time of the acquisition. In the event we restructure our business, we may reallocate goodwill. We test goodwill for impairment annually, or more frequently if events and changes in circumstances indicate that it is more likely than not that impairment exists. Historically, our annual goodwill impairment test was performed as of August 31 of each year, however beginning in 2020, the testing date was moved forward to July 31 of each year. We do not consider this change to be material, and the change in assessment date did not delay, accelerate, or avoid a potential impairment charge. This change is within the same reporting period of our historic assessment and our testing methods and valuation inputs are not significantly different than they would be had we maintained our historic goodwill test date, resulting in consistent conclusions. In certain situations, we may perform a qualitative assessment to test goodwill for impairment. We may also decide to bypass the qualitative assessment and perform a quantitative assessment. If we perform the qualitative assessment to test goodwill for impairment and conclude that it is more likely than not that the reporting unit’s fair value is greater than its carrying value, then the quantitative assessment is not required. However, if we perform the qualitative assessment and determine that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then we must perform the quantitative assessment. The quantitative assessment requires us to compare the fair

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
value of each of the reporting units to their respective carrying value. The fair value of the reporting units in our quantitative assessment is determined based on various analyses including discounted cash flow projections using assumptions a market participant would use. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, a goodwill impairment loss is recorded for the excess of the carrying value of the reporting unit over its fair value.
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
Recently Adopted Accounting Standards
Financial Instruments—Credit Losses (ASU 2016-13)
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this update introduced a new accounting model to measure credit losses for financial assets measured at amortized cost. The FASB has also issued additional ASUs that clarified the scope and provided additional guidance for ASU 2016-13. Credit losses for financial assets measured at amortized cost will now be determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. In effect, the financial asset or group of financial assets will be presented at the net amount expected to be collected. Credit losses are no longer recorded under the current incurred loss model for financial assets measured at amortized cost. The amendments also modified the accounting for available-for-sale securities whereby credit losses are now recorded through an allowance for credit losses rather than a write-down to the security’s cost basis, which allows for reversals of credit losses when estimated credit losses decline. Credit losses for available-for-sale securities are measured in a manner similar to current GAAP.
On January 1, 2020, we adopted ASU 2016-13 and all subsequent ASUs that modified ASU 2016-13 (collectively, the amendments to the credit loss standard), which have been codified under ASC 326, Financial Instruments - Credit Losses. We adopted this guidance using the modified retrospective approach, as required, and have not adjusted prior period comparative information and will continue to disclose prior period financial information in accordance with the previous accounting guidance. While the standard modified the measurement of the allowance for credit losses, it did not alter the credit risk of our finance receivables and loan portfolio.
The adoption of the amendments resulted in a reduction to our opening retained earnings of approximately $1.0 billion, net of income taxes, resulting from a pretax increase to our allowance for credit losses of approximately $1.3 billion, primarily driven by our consumer automotive loan portfolio. The increase is primarily related to the difference between loss emergence periods previously utilized, as compared to estimating lifetime credit losses as required by the CECL standard. We did not experience a material impact to the allowance for loan losses from any of our other lending portfolios. Additionally, the adoption of CECL did not result in a material impact to our held-to-maturity securities portfolio, which is primarily composed of agency-backed mortgage securities, or our available-for-sale securities portfolio. We have elected to phase the estimated impact of CECL into regulatory capital in accordance with the interim final rule of the FRB and other U.S. banking agencies that became effective on March 31, 2020, and was subsequently clarified and adjusted in a final rule effective September 30, 2020. As a result, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. Refer to Note 17 for further details about the impact of CECL on regulatory capital.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Reference Rate Reform (ASU 2020-04)
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include relief related to contract modifications and hedging relationships, as well as providing a one-time election for the sale or transfer of debt securities classified as held to maturity. The relief provided by this ASU does not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. However, hedging relationships that apply certain optional expedients prior to December 31, 2022, will be retained through the end of the hedging relationship, including for periods after December 31, 2022.
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
Additionally, in February 2020, we entered into a merger agreement to acquire Cardholder Management Services, Inc. and its subsidiaries, including CardWorks, Inc. and Merrick Bank Corporation (collectively, CardWorks). CardWorks is a nonprime credit-card and consumer-finance provider in the United States with servicing and merchant-service capabilities across the credit spectrum. On June 24, 2020, the parties to the merger agreement (other than the stockholders’ representative) mutually agreed to terminate it. We did not incur any termination or breakup fees as a result of the execution of the mutual termination agreement.
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

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2020
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$148	$—	$—	$—	$148
Remarketing fee income	20	—	—	—	—	20
Brokerage commissions and other revenue	—	—	—	—	12	12
Brokered/agent commissions	—	4	—	—	—	4
Deposit account and other banking fees	—	—	—	—	4	4
Other	3	—	—	—	—	3
Total revenue from contracts with customers	23	152	—	—	16	191
All other revenue	38	186	36	9	24	293
Total other revenue (d)	$61	$338	$36	$9	$40	$484
2019
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$138	$—	$—	$—	$138
Remarketing fee income	19	—	—	—	—	19
Brokerage commissions and other revenue	—	—	—	—	16	16
Brokered/agent commissions	—	3	—	—	—	3
Deposit account and other banking fees	—	—	—	—	3	3
Other	5	—	—	—	—	5
Total revenue from contracts with customers	24	141	—	—	19	184
All other revenue	35	148	10	9	27	229
Total other revenue (d)	$59	$289	$10	$9	$46	$413
(a)We had opening balances of $2.9 billion and $2.8 billion in unearned revenue associated with outstanding contracts at July 1, 2020, and July 1, 2019, respectively, and $218 million and $206 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended September 30, 2020, and September 30, 2019.
(b)At September 30, 2020, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $210 million during the remainder of 2020, $779 million in 2021, $689 million in 2022, $568 million in 2023, and $722 million thereafter. At September 30, 2019, we had unearned revenue of $2.8 billion associated with outstanding contracts.
(c)We had deferred insurance assets of $1.8 billion at both July 1, 2020, and September 30, 2020, and recognized $125 million of expense during the three months ended September 30, 2020. We had deferred insurance assets of $1.6 billion and $1.7 billion at July 1, 2019, and September 30, 2019, respectively, and recognized $119 million of expense during the three months ended September 30, 2019.
(d)Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2020
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$433	$—	$—	$—	$433
Remarketing fee income	52	—	—	—	—	52
Brokerage commissions and other revenue	—	—	—	—	39	39
Brokered/agent commissions	—	12	—	—	—	12
Deposit account and other banking fees	—	—	—	—	9	9
Other	11	—	—	—	—	11
Total revenue from contracts with customers	63	445	—	—	48	556
All other revenue	85	468	65	28	103	749
Total other revenue (c)	$148	$913	$65	$28	$151	$1,305
2019
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$403	$—	$—	$—	$403
Remarketing fee income	56	—	—	—	—	56
Brokerage commissions and other revenue	—	—	—	—	50	50
Brokered/agent commissions	—	10	—	—	—	10
Deposit account and other banking fees	—	—	—	—	12	12
Other	15	—	—	—	—	15
Total revenue from contracts with customers	71	413	—	—	62	546
All other revenue	117	522	16	30	43	728
Total other revenue (c)	$188	$935	$16	$30	$105	$1,274
(a)We had opening balances of $2.9 billion and $2.6 billion in unearned revenue associated with outstanding contracts at January 1, 2020, and January 1, 2019, respectively, and $643 million and $607 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the nine months ended September 30, 2020, and September 30, 2019.
(b)We had deferred insurance assets of $1.7 billion and $1.8 billion at January 1, 2020, and September 30, 2020, respectively, and recognized $371 million of expense during the nine months ended September 30, 2020. We had deferred insurance assets of $1.5 billion and $1.7 billion at January 1, 2019, and September 30, 2019, respectively, and recognized $344 million of expense during the nine months ended September 30, 2019.
(c)Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $71 million and $62 million for the three months and nine months ended September 30, 2020, respectively, and $28 million and $66 million for the three months and nine months ended September 30, 2019, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income.
4.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Income from equity-method investments	$63	$7	$115	$19
Late charges and other administrative fees	28	28	65	85
Remarketing fees	20	19	52	56
Servicing fees	3	4	8	14
Other, net	46	37	91	104
Total other income, net of losses	$160	$95	$331	$278

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
5.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2020	2019
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$122	$134
Less: Reinsurance recoverable	88	96
Net reserves for insurance losses and loss adjustment expenses at January 1,	34	38
Net insurance losses and loss adjustment expenses incurred related to:
Current year	298	259
Prior years (a)	3	1
Total net insurance losses and loss adjustment expenses incurred	301	260
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(271)	(227)
Prior years	(27)	(29)
Total net insurance losses and loss adjustment expenses paid or payable	(298)	(256)
Net reserves for insurance losses and loss adjustment expenses at September 30,	37	42
Plus: Reinsurance recoverable	88	93
Total gross reserves for insurance losses and loss adjustment expenses at September 30,	$125	$135
(a)There have been no material adverse changes to the reserve for prior years.
6.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Insurance commissions	$130	$120	$383	$351
Technology and communications	77	77	236	227
Lease and loan administration	57	40	141	122
Advertising and marketing	36	46	112	129
Property and equipment depreciation	34	25	102	72
Professional services	28	32	87	91
Regulatory and licensing fees	18	29	76	85
Vehicle remarketing and repossession	17	26	51	78
Occupancy	14	14	43	43
Non-income taxes	9	9	23	29
Amortization of intangible assets	4	2	14	8
Other	54	48	155	144
Total other operating expenses	$478	$468	$1,423	$1,379

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

	September 30, 2020				December 31, 2019
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$784	$22	$—	$806	$2,059	$6	$(17)	$2,048
U.S. States and political subdivisions	937	40	—	977	623	19	(1)	641
Foreign government	186	10	—	196	184	3	(1)	186
Agency mortgage-backed residential	19,887	613	(5)	20,495	21,183	257	(36)	21,404
Mortgage-backed residential	2,982	55	(1)	3,036	2,841	20	(11)	2,850
Agency mortgage-backed commercial	2,115	131	(2)	2,244	1,344	44	(6)	1,382
Mortgage-backed commercial	—	—	—	—	41	1	—	42
Asset-backed	384	5	—	389	365	3	—	368
Corporate debt	1,763	88	(5)	1,846	1,327	37	(1)	1,363
Total available-for-sale securities (a) (b) (c) (d) (e)	$29,038	$964	$(13)	$29,989	$29,967	$390	$(73)	$30,284
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,249	$81	$—	$1,330	$1,547	$38	$(6)	$1,579
Asset-backed retained notes	6	—	—	6	21	—	—	21
Total held-to-maturity securities (e) (f) (g)	$1,255	$81	$—	$1,336	$1,568	$38	$(6)	$1,600
(a)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $13 million and $12 million at September 30, 2020, and December 31, 2019, respectively.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 18 for additional information.
(c)Available-for-sale securities with a fair value of $121 million and $1.9 billion at September 30, 2020, and December 31, 2019, respectively, were pledged to secure advances from the FHLB, repurchase agreements, other short-term borrowings, or for other purposes as required by contractual obligation or law. Under these agreements, we granted the counterparty the right to sell or pledge $121 million and $118 million of the underlying investment securities at September 30, 2020, and December 31, 2019, respectively.
(d)Totals do not include accrued interest receivable, which was $91 million and $98 million at September 30, 2020, and December 31, 2019, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
(e)There was no allowance for credit losses recorded at September 30, 2020, as management determined that credit losses did not exist for our portfolio of available-for-sale and held-to-maturity securities.
(f)Held-to-maturity securities with a fair value of $915 million at December 31, 2019, were pledged to secure advances from the FHLB. We did not pledge any held-to-maturity securities at September 30, 2020.
(g)Totals do not include accrued interest receivable, which was $3 million at both September 30, 2020, and December 31, 2019. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2020
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$806	1.2%	$11	—%	$712	1.1%	$83	1.7%	$—	—%
U.S. States and political subdivisions	977	3.0	33	1.4	103	2.3	201	2.9	640	3.3
Foreign government	196	1.8	35	0.5	83	2.3	78	1.9	—	—
Agency mortgage-backed residential	20,495	3.2	—	—	—	—	40	2.0	20,455	3.2
Mortgage-backed residential	3,036	3.2	—	—	—	—	—	—	3,036	3.2
Agency mortgage-backed commercial	2,244	2.3	—	—	3	3.3	1,234	2.6	1,007	1.9
Asset-backed	389	3.2	—	—	336	3.3	21	2.3	32	3.1
Corporate debt	1,846	2.8	157	2.8	633	2.9	1,008	2.7	48	2.0
Total available-for-sale securities	$29,989	3.0	$236	2.2	$1,870	2.3	$2,665	2.6	$25,218	3.1
Amortized cost of available-for-sale securities	$29,038		$234		$1,810		$2,488		$24,506
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,249	3.2%	$—	—%	$—	—%	$—	—%	$1,249	3.2%
Asset-backed retained notes	6	2.5	—	—	6	2.5	—	—	—	—
Total held-to-maturity securities	$1,255	3.2	$—	—	$6	2.5	$—	—	$1,249	3.2
December 31, 2019
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,048	1.5%	$65	2.1%	$1,590	1.4%	$393	1.7%	$—	—%
U.S. States and political subdivisions	641	3.1	22	2.7	75	2.3	159	2.8	385	3.4
Foreign government	186	1.9	35	0.4	65	2.3	86	2.3	—	—
Agency mortgage-backed residential	21,404	3.2	—	—	—	—	47	2.0	21,357	3.2
Mortgage-backed residential	2,850	3.2	—	—	—	—	—	—	2,850	3.2
Agency mortgage-backed commercial	1,382	2.9	—	—	3	3.2	1,109	3.0	270	2.4
Mortgage-backed commercial	42	3.5	—	—	—	—	—	—	42	3.5
Asset-backed	368	3.5	—	—	317	3.6	5	2.7	46	3.0
Corporate debt	1,363	3.2	125	2.9	580	3.0	649	3.4	9	3.3
Total available-for-sale securities	$30,284	3.1	$247	2.3	$2,630	2.1	$2,448	2.8	$24,959	3.2
Amortized cost of available-for-sale securities	$29,967		$246		$2,624		$2,378		$24,719
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,547	3.2%	$—	—%	$—	—%	$—	—%	$1,547	3.2%
Asset-backed retained notes	21	2.2	—	—	21	2.2	—	—	—	—
Total held-to-maturity securities	$1,568	3.2	$—	—	$21	2.2	$—	—	$1,547	3.2
(a)Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.
The balances of cash equivalents were $32 million and $73 million at September 30, 2020, and December 31, 2019, respectively, and were composed primarily of money-market funds and short-term securities, including U.S. Treasury bills.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents interest and dividends on investment securities.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Taxable interest	$154	$214	$536	$648
Taxable dividends	4	4	14	10
Interest and dividends exempt from U.S. federal income tax	4	3	12	12
Interest and dividends on investment securities	$162	$221	$562	$670
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Available-for-sale securities
Gross realized gains	$45	$30	$169	$64
Gross realized losses (a)	(2)	(3)	(2)	(4)
Net realized gains on available-for-sale securities	43	27	167	60
Net realized gain on equity securities	7	12	88	51
Net unrealized gain (loss) on equity securities	14	(12)	(82)	63
Other gain on investments, net	$64	$27	$173	$174
(a)Certain available-for-sale securities were sold at a loss during the three months and nine months ended September 30, 2020, and September 30, 2019, as a result of identifiable market or credit events, or a loss was realized based on corporate actions outside of our control (such as a call by the issuer). Any such sales were made in accordance with our risk-management policies and practices.
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of September 30, 2020. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, and Fitch, and represent a composite of the ratings or, where credit ratings cannot be sourced from the agencies, are presented based on the asset type. All our held-to-maturity securities were current in their payment of principal and interest as of September 30, 2020. We have not recorded any interest income reversals on our held-to-maturity securities during the nine months ended September 30, 2020.

	September 30, 2020
($ in millions)	AAA	AA	Total (a)
Debt securities
Agency mortgage-backed residential	$—	$1,249	$1,249
Asset-backed retained notes	6	—	6
Total held-to-maturity securities	$6	$1,249	$1,255
(a)Rating agencies indicate that they base their ratings on many quantitative and qualitative factors, which may include capital adequacy, liquidity, asset quality, business mix, level and quality of earnings, and the current operating, legislative, and regulatory environment. A credit rating is not a recommendation to buy, sell, or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The table below summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1. As of September 30, 2020, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result of this evaluation, management determined that no credit reserves were required at September 30, 2020. We have not recorded any interest income reversals on our available-for-sale securities during the nine months ended September 30, 2020.

	September 30, 2020				December 31, 2019
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$—	$—	$—	$—	$1,267	$(11)	$279	$(6)
U.S. States and political subdivisions	63	—	—	—	72	(1)	5	—
Foreign government	4	—	—	—	40	(1)	3	—
Agency mortgage-backed residential	1,690	(5)	7	—	4,606	(23)	908	(13)
Mortgage-backed residential	258	(1)	—	—	613	(4)	203	(7)
Agency mortgage-backed commercial	188	(2)	—	—	335	(6)	—	—
Asset-backed	9	—	—	—	8	—	11	—
Corporate debt	307	(4)	14	(1)	71	—	41	(1)
Total available-for-sale securities	$2,519	$(12)	$21	$(1)	$7,012	$(46)	$1,450	$(27)
We adopted ASU 2016-13 on January 1, 2020, on a modified retrospective basis, as further described in Note 1. Under the new guidance, once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Prior to adoption of this standard, when a decline in fair value of a debt security was determined to be other than temporary, an impairment charge for the credit component was recorded, and a new cost basis in the investment was established. During the nine months ended September 30, 2020, management determined that credit losses did not exist for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
8.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	September 30, 2020	December 31, 2019
Consumer automotive (a)	$73,761	$72,390
Consumer mortgage
Mortgage Finance (b)	15,168	16,181
Mortgage — Legacy (c)	904	1,141
Total consumer mortgage	16,072	17,322
Consumer other (d)	327	212
Total consumer	90,160	89,924
Commercial
Commercial and industrial
Automotive	17,886	28,332
Other	5,131	5,014
Commercial real estate	4,851	4,961
Total commercial	27,868	38,307
Total finance receivables and loans (e) (f)	$118,028	$128,231
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 18 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $8 million and $11 million at September 30, 2020, and December 31, 2019, respectively. All of these loans have exited the interest-only period.
(c)Includes loans originated as interest-only mortgage loans of $156 million and $212 million at September 30, 2020, and December 31, 2019, respectively, of which 99% have exited the interest-only period.
(d)Includes $8 million and $11 million of finance receivables at September 30, 2020, and December 31, 2019, respectively, for which we have elected the fair value option.
(e)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.1 billion at September 30, 2020.
(f)Totals do not include accrued interest receivable, which was $711 million and $488 million at September 30, 2020, and December 31, 2019, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three and nine months ended September 30, 2020, and includes the cumulative effect of adopting ASU 2016-13.

Three months ended September 30, 2020 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at July 1, 2020	$2,963	$42	$49	$300	$3,354
Charge-offs (b)	(269)	(4)	(2)	(4)	(279)
Recoveries	152	5	—	—	157
Net charge-offs	(117)	1	(2)	(4)	(122)
Provision for credit losses	134	(3)	20	(4)	147
Other	2	(1)	—	(1)	—
Allowance at September 30, 2020	$2,982	$39	$67	$291	$3,379
(a)Excludes $8 million of finance receivables at September 30, 2020, for which we have elected the fair value option.
(b)Represents the amount of the amortized cost basis directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the amortized cost basis of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 for more information regarding our charge-off policies.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2020 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at December 31, 2019	$1,075	$46	$9	$133	$1,263
Cumulative effect of the adoption of Accounting Standards Update 2016-13	1,334	(6)	16	2	1,346
Allowance at January 1, 2020	2,409	40	25	135	2,609
Charge-offs (b)	(887)	(9)	(11)	(47)	(954)
Recoveries	371	14	1	2	388
Net charge-offs	(516)	5	(10)	(45)	(566)
Provision for credit losses	1,088	(5)	51	203	1,337
Other	1	(1)	1	(2)	(1)
Allowance at September 30, 2020	$2,982	$39	$67	$291	$3,379
(a)Excludes $8 million and $11 million of finance receivables at September 30, 2020, and December 31, 2019, respectively, for which we have elected the fair value option.
(b)Represents the amount of the amortized cost basis directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the amortized cost basis of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 for more information regarding our charge-off policies.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three and nine months ended September 30, 2019, prior to the adoption of ASU 2016-13, as defined by the previous accounting guidance in effect at that time.

Three months ended September 30, 2019 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at July 1, 2019	$1,078	$49	$155	$1,282
Charge-offs (a)	(374)	(3)	(16)	(393)
Recoveries	121	5	—	126
Net charge-offs	(253)	2	(16)	(267)
Provision for loan losses	264	(5)	4	263
Other	1	(2)	—	(1)
Allowance at September 30, 2019	$1,090	$44	$143	$1,277
(a)Represents the amount of the amortized cost basis directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the amortized cost basis of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for more information regarding our charge-off policies.

Nine months ended September 30, 2019 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2019	$1,048	$53	$141	$1,242
Charge-offs (a)	(1,027)	(11)	(33)	(1,071)
Recoveries	368	17	—	385
Net charge-offs	(659)	6	(33)	(686)
Provision for credit losses	701	(13)	34	722
Other	—	(2)	1	(1)
Allowance at September 30, 2019	$1,090	$44	$143	$1,277
Allowance for loan losses at September 30, 2019
Individually evaluated for impairment	$37	$18	$32	$87
Collectively evaluated for impairment	1,053	26	111	1,190
Finance receivables and loans at gross carrying value
Ending balance	$73,071	$17,010	$38,528	$128,609
Individually evaluated for impairment	514	213	179	906
Collectively evaluated for impairment	72,557	16,797	38,349	127,703
(a)Represents the amount of the amortized cost basis directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the amortized cost basis of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for more information regarding our charge-off policies.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
During the second half of March 2020, the economy experienced a significant deterioration driven by the COVID-19 pandemic, which impacted our allowance for loan losses. During the three months ended March 31, 2020, we recorded an additional $602 million of provision expense for credit losses associated with the deterioration in the macroeconomic outlook from COVID-19. During the second quarter of 2020, we incurred total provision expense of $287 million, which included $128 million attributable to the macroeconomic environment and other factors aside from changes in portfolio size and incremental net charge-offs. During the third quarter of 2020, we incurred total provision expense of $147 million. Our provision expense for the quarter was composed of a replenishment of reserves due to incremental net charge-offs of $122 million, an increase in reserves of $59 million driven by an increase in portfolio size, and a reduction in reserves of $34 million attributable to the improving macroeconomic environment, predominately the unemployment rate, and other factors aside from changes in portfolio size and incremental net charge-offs.
The following table presents information about significant sales of finance receivables and loans and transfers of finance receivables and loans from held-for-investment to held-for-sale based on net carrying value.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Consumer automotive	$—	$—	$—	$20
Consumer mortgage	128	940	128	940
Total sales and transfers (a)	$128	$940	$128	$960
(a)During the nine months ended September 30, 2019, we also sold $131 million of loans held-for-sale that were initially classified as finance receivables and loans held-for-investment and were transferred to held-for-sale during 2018, and transferred $79 million of finance receivables from held-for-sale to held-for-investment, both relating to equipment finance receivables from our commercial automotive business.
The following table presents information about significant purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Consumer automotive	$925	$92	$1,920	$409
Consumer mortgage	659	811	3,013	2,724
Commercial	3	13	4	16
Total purchases of finance receivables and loans	$1,587	$916	$4,937	$3,149

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Nonaccrual and Impaired Loans
Following the adoption of CECL as of January 1, 2020, the definitions of impairment and related impaired loan disclosures were removed. Under CECL, we present the amortized cost of our finance receivables and loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our finance receivables and loans on nonaccrual status as of the beginning or end of the three months and nine months ended September 30, 2020. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of September 30, 2020, and December 31, 2019.

			September 30, 2020
($ in millions)	Nonaccrual status at Jan. 1, 2020	Nonaccrual status at July 1, 2020	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$762	$1,250	$1,263	$627
Consumer mortgage
Mortgage Finance	17	27	43	8
Mortgage — Legacy	40	36	36	28
Total consumer mortgage	57	63	79	36
Consumer other	2	1	1	—
Total consumer	821	1,314	1,343	663
Commercial
Commercial and industrial
Automotive	73	80	30	10
Other	138	132	114	42
Commercial real estate	4	6	6	5
Total commercial	215	218	150	57
Total consumer and commercial finance receivables and loans	$1,036	$1,532	$1,493	$720
(a)Represents a component of nonaccrual status at end of period.
During the three months and nine months ended September 30, 2020, we recorded interest income from cash payments of $2 million and $8 million, respectively, associated with finance receivables and loans in nonaccrual status.
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
(a)Adjusted for charge-offs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents average balance and interest income for our impaired finance receivables and loans for the three months and nine months ended September 30, 2019, prior to the date of adoption of the amendments to the credit loss standard and as defined by the previous accounting guidance in effect at that time.

	Three months ended September 30, 2019		Nine months ended September 30, 2019
($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$505	$9	$502	$26
Consumer mortgage
Mortgage Finance	14	—	15	—
Mortgage — Legacy	203	2	208	7
Total consumer mortgage	217	2	223	7
Total consumer	722	11	725	33
Commercial
Commercial and industrial
Automotive	76	—	124	1
Other	115	—	118	—
Commercial real estate	5	—	5	—
Total commercial	196	—	247	1
Total consumer and commercial finance receivables and loans	$918	$11	$972	$34
Credit Quality Indicators
We evaluate the credit quality of our consumer loan portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is generally based upon borrower payment activity, relative to the contractual terms of the loan. In accordance with regulatory guidance, if borrowers are less than 30 days past due on their loans and enter into loan modifications offered as a result of COVID-19, their loans generally continue to be considered performing loans and continue to accrue interest during the period of the loan modification. For borrowers who are 30 days or more past due when entering into loan modifications offered as a result of COVID-19, we evaluate the loan modifications under our existing troubled debt restructuring framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan is accounted for as a TDR and generally will not accrue interest. For all borrowers who enroll in loan modification programs offered as a result of COVID-19, the delinquency status of the borrowers is frozen as of the date immediately preceding the commencement of the program, resulting in a static delinquency metric during the deferral period. Upon exiting the deferral program, the measurement of loan delinquency resumes where it had left off upon entry into the program.
In response to the impacts caused by the COVID-19 pandemic, we have taken significant actions to support our customers with industry-leading relief programs, while prudently managing our credit risk exposure.
In our consumer automotive loan portfolio, existing customers had the option to elect to defer their payments for up to 120 days without late fees being incurred, but with finance charges continuing to accrue. This program was made available to all consumer automotive loan customers beginning March 18, 2020. The length of the deferral offering was reduced incrementally, until on June 21, 2020, we eliminated the offering and migrated back to our standard extension process. Approximately 1.2 million consumer automotive loan customers enrolled in the program, of which 99% had reached their scheduled expiration as of September 30, 2020. For these deferrals that had exited the program and remain outstanding, the following provides certain credit quality indicators as of September 30, 2020.
•92% were current;
•8% were 30+ days past due.
In our mortgage-lending business, existing customers experiencing financial hardship due to an interruption of income related to the COVID-19 pandemic were afforded the opportunity to defer their loan payments for up to 120 days, with an option for an additional 60 days, without late fees being incurred but with interest continuing to accrue. This program was made available to mortgage-lending customers from March 18, 2020, through July 31, 2020. Approximately 2,350 of our mortgage-lending customers enrolled in the program, which represented 7% of our total held-for-investment portfolio as of September 30, 2020. Of these customers, 40% had cancelled their deferrals ahead of schedule or paid their balances in full, 30% remain in active forbearance, and 30% had reached their scheduled expiration and had exited the pandemic-relief program as of September 30, 2020. For accounts that had reached the scheduled expiration of their forbearance program and remain outstanding, the following provides certain credit quality indicators as of September 30, 2020.
•87% of the loans were current, in a repayment plan, or subject to a modification;
•13% were past due or undergoing other loss mitigation efforts.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
In our personal-lending business, existing customers experiencing financial hardship due to the COVID-19 pandemic had the opportunity to elect to defer their loan payments for up to 120 days without late fees being incurred or finance charges continuing to accrue. In addition to this program, we temporarily suspended late fees for all customers with current accounts. The loan-deferral program was made available to personal-lending customers from March 23, 2020, through June 30, 2020. Approximately 6,300 of our personal-lending customers were enrolled in the program, and 84% of these enrolled customers were current on their loans at the time of enrollment. As of September 30, 2020, 84% of the enrolled customers had exited the program, and the remaining accounts in active forbearance represent less than 1% of the total portfolio.
The following table presents the amortized cost basis of our consumer finance receivables and loans by credit quality indicator based on delinquency status at September 30, 2020, and origination year.

	Origination year							Revolving loans converted to term
September 30, 2020 ($ in millions)	2020	2019	2018	2017	2016	2015 and prior	Revolving loans		Total
Consumer automotive
Current	$21,216	$21,433	$13,802	$8,233	$4,433	$2,327	$—	$—	$71,444
30–59 days past due	156	435	366	261	171	106	—	—	1,495
60–89 days past due	34	131	111	77	47	30	—	—	430
90 or more days past due	15	102	105	78	54	38	—	—	392
Total consumer automotive	21,421	22,101	14,384	8,649	4,705	2,501	—	—	73,761
Consumer mortgage
Mortgage Finance
Current	2,811	2,758	2,014	2,609	1,141	3,629	—	3	14,965
30–59 days past due	56	29	18	14	7	33	—	—	157
60–89 days past due	5	1	5	4	—	3	—	—	18
90 or more days past due	—	1	5	6	3	13	—	—	28
Total Mortgage Finance	2,872	2,789	2,042	2,633	1,151	3,678	—	3	15,168
Mortgage — Legacy
Current	—	—	—	—	—	498	265	99	862
30–59 days past due	—	—	—	—	—	9	2	—	11
60–89 days past due	—	—	—	—	—	5	—	—	5
90 or more days past due	—	—	—	—	—	19	5	2	26
Total Mortgage — Legacy	—	—	—	—	—	531	272	101	904
Total consumer mortgage	2,872	2,789	2,042	2,633	1,151	4,209	272	104	16,072
Consumer other
Current	216	73	17	5	1	—	—	—	312
30–59 days past due	2	2	—	—	—	—	—	—	4
60–89 days past due	1	1	—	—	—	—	—	—	2
90 or more days past due	1	—	—	—	—	—	—	—	1
Total consumer other (a)	220	76	17	5	1	—	—	—	319
Total consumer	$24,513	$24,966	$16,443	$11,287	$5,857	$6,710	$272	$104	$90,152
(a)Excludes $8 million of finance receivables at September 30, 2020, for which we have elected the fair value option.

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
(a)Excludes $11 million of finance receivables at December 31, 2019, for which we have elected the fair value option.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The regulatory risk classification utilized is influenced by internal credit risk ratings, which are based on a variety of factors. A borrower’s internal credit risk rating is updated at least annually, and more frequently when a borrower’s credit profile changes, including when we become aware of potential credit deterioration. The following table presents the amortized cost basis of our commercial finance receivables and loans by credit quality indicator based on risk rating at September 30, 2020, and origination year.

	Origination year							Revolving loans converted to term
September 30, 2020 ($ in millions)	2020	2019	2018	2017	2016	2015 and prior	Revolving loans		Total
Commercial and industrial
Automotive
Pass	$865	$250	$70	$98	$66	$43	$14,083	$—	$15,475
Special mention	63	27	65	67	32	19	2,070	—	2,343
Substandard	2	2	—	—	—	—	57	—	61
Doubtful	—	—	—	2	—	—	5	—	7
Total automotive	930	279	135	167	98	62	16,215	—	17,886
Other
Pass	412	658	288	276	116	52	1,721	79	3,602
Special mention	27	170	271	205	93	129	322	48	1,265
Substandard	33	—	—	70	—	125	25	11	264
Doubtful	—	—	—	—	—	—	—	—	—
Total other	472	828	559	551	209	306	2,068	138	5,131
Commercial real estate
Pass	789	937	798	582	656	569	—	3	4,334
Special mention	32	143	121	69	84	55	—	—	504
Substandard	—	—	—	3	—	7	—	—	10
Doubtful	—	—	—	—	2	1	—	—	3
Total commercial real estate	821	1,080	919	654	742	632	—	3	4,851
Total commercial	$2,223	$2,187	$1,613	$1,372	$1,049	$1,000	$18,283	$141	$27,868
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
(a)Includes loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that have a higher default risk or have already defaulted.
In response to the impacts caused by the COVID-19 pandemic, we have taken significant actions to support our commercial automotive customers while prudently managing our credit risk exposure. For our commercial dealer customers that were current on all payment obligations, we offered a waiver of curtailments on wholesale floorplan loans, an increase in floorplan advance rates, a deferral of interest and insurance charges on wholesale borrowings, and a deferral of term loan payments from April through July 2020. Approximately 2,290 or 73% of eligible dealers requested at least one form of this assistance for at least one month as part of this program. Approximately 32% of eligible wholesale dealers deferred wholesale interest and insurance payments during the third quarter of 2020, which represented a decline from the first and second quarters. Dealers that elected to defer wholesale interest and insurance payments have the option to repay such balances over a 4- or 12-month period without additional interest charges or fees. As of September 30, 2020, approximately 29% of these enrolled dealers had opted for 4-month repayment terms, 69% had opted for 12-month repayment terms, and 2% had paid all deferred charges in full. Of the dealers that had not yet paid in full, 100% were current on their repayment terms. We have collected over one-third of all deferred wholesale

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
interest and insurance charges through September 30, 2020, and in the aggregate, remittances from dealers exceed their scheduled repayment obligations.
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
September 30, 2020
Commercial
Commercial and industrial
Automotive	$—	$—	$7	$7	$17,879	$17,886
Other	—	—	—	—	5,131	5,131
Commercial real estate	—	—	3	3	4,848	4,851
Total commercial	$—	$—	$10	$10	$27,858	$27,868
December 31, 2019
Commercial
Commercial and industrial
Automotive	$34	$—	$28	$62	$28,270	$28,332
Other	—	—	17	17	4,997	5,014
Commercial real estate	—	—	4	4	4,957	4,961
Total commercial	$34	$—	$49	$83	$38,224	$38,307
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For consumer automotive loans, we may offer several types of assistance to aid our customers, including payment extensions and rewrites of the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at amortized cost were $1.7 billion and $867 million at September 30, 2020, and December 31, 2019, respectively.
In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented. The guidance also provides that these modified loans generally will not be classified as nonaccrual during the term of the modification. For borrowers who are 30 days or more past due when enrolling in a loan modification program related to the COVID-19 pandemic, we evaluate the loan modifications under our existing TDR framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan was accounted for as a TDR and will generally not accrue interest.
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $18 million and $17 million at September 30, 2020, and December 31, 2019, respectively. Refer to Note 1 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present information related to finance receivables and loans recorded at amortized cost modified in connection with a TDR during the period.

	2020			2019
Three months ended September 30, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive	30,794	$540	$525	7,197	$124	$107
Consumer mortgage
Mortgage Finance	2	—	—	1	—	—
Mortgage — Legacy (a)	12	1	1	8	1	1
Total consumer mortgage	14	1	1	9	1	1
Total consumer	30,808	541	526	7,206	125	108
Commercial
Commercial and industrial
Automotive	2	7	7	1	5	5
Other	2	58	54	1	25	25
Total commercial	4	65	61	2	30	30
Total consumer and commercial finance receivables and loans	30,812	$606	$587	7,208	$155	$138
(a)Includes 3 loans modified as a result of entering into a COVID-19 deferral program with both a pre-modification and post-modification amount of $1 million at September 30, 2020.

	2020			2019
Nine months ended September 30, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive (a)	74,887	$1,203	$1,140	20,222	$349	$303
Consumer mortgage
Mortgage Finance (b)	31	15	15	4	—	—
Mortgage — Legacy (c)	67	8	8	46	7	7
Total consumer mortgage	98	23	23	50	7	7
Total consumer	74,985	1,226	1,163	20,272	356	310
Commercial
Commercial and industrial
Automotive	5	45	40	7	46	46
Other	3	81	61	2	47	31
Total commercial	8	126	101	9	93	77
Total consumer and commercial finance receivables and loans	74,993	$1,352	$1,264	20,281	$449	$387
(a)Includes 26,132 loans modified as a result of entering into a COVID-19 deferral program with both a pre-modification and post-modification amount of $369 million at September 30, 2020.
(b)Includes 27 loans modified as a result of entering into a COVID-19 deferral program with both a pre-modification and post-modification amount of $14 million at September 30, 2020.
(c)Includes 38 loans modified as a result of entering into a COVID-19 deferral program with both a pre-modification and post-modification amount of $5 million at September 30, 2020.

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

	2020			2019
Three months ended September 30, ($ in millions)	Number of loans	Amortized cost	Charge-off amount	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	5,195	$52	$37	1,713	$18	$13
Total consumer finance receivables and loans	5,195	$52	$37	1,713	$18	$13

	2020			2019
Nine months ended September 30, ($ in millions)	Number of loans	Amortized cost	Charge-off amount	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	7,478	$76	$54	5,674	$64	$41
Total consumer finance receivables and loans	7,478	$76	$54	5,674	$64	$41
9.    Leasing
Ally as the Lessee
We have operating leases for our corporate facilities, which have remaining lease terms of 4 months to 8 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend the leases for periods that range from 3 months to 15 years. Some of those lease agreements also include options to terminate the leases in periods that range from 2 to 6 years after the commencement of the leases. We have not included any of these term extensions or termination provisions in our estimates of the lease term, as we do not consider it reasonably certain that the options will be exercised.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.
The following table details our total investment in operating leases.

($ in millions)	September 30, 2020	December 31, 2019
Assets
Operating lease right-of-use assets (a)	$140	$168
Liabilities
Operating lease liabilities (b)	$166	$196
(a)Included in other assets on our Condensed Consolidated Balance Sheet.
(b)Included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.
During both the three months and nine months ended September 30, 2020, and 2019, we paid $12 million and $37 million in cash for amounts included in the measurement of lease liabilities at September 30, 2020, and September 30, 2019, respectively. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the nine months ended September 30, 2020, and September 30, 2019, we obtained $58 million and $41 million of ROU assets in exchange for new lease liabilities, respectively. As of September 30, 2020, the weighted-average remaining lease term of our operating lease portfolio was 6 years, and the weighted-average discount rate was 2.46%, compared to 7 years and 2.93% as of September 30, 2019.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of September 30, 2020, and that have noncancelable lease terms expiring after September 30, 2020.

($ in millions)
2020	$12
2021	45
2022	33
2023	23
2024	16
2025 and thereafter	50
Total undiscounted cash flows	179
Difference between undiscounted cash flows and discounted cash flows	(13)
Total lease liability	$166
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
The following table details the components of total net operating lease expense.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Operating lease expense	$11	$11	$35	$34
Variable lease expense	2	2	6	6
Total lease expense, net (a)	$13	$13	$41	$40
(a)Included in other operating expenses in our Condensed Consolidated Statement of Comprehensive Income.
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
To support our customers and help mitigate lease residual risk, we deferred lease payments without fees for up to 120 days for any consumer requesting assistance related to the COVID-19 pandemic. Approximately 55,000 of our lease customers enrolled in this lease modification program, and approximately 60% of these customers were granted a 120-day deferral at the time of enrollment. As of September 30, 2020, substantially all of these customers had exited the program and of these approximately 2,900 had paid in full and terminated their leases. Of the customers that had exited the program with outstanding lease obligations, 94% were current on their lease obligations as of September 30, 2020. We also provided a program for and, in some cases, incentivized customers nearing their scheduled lease-end dates to extend their leases for up to an additional 180 days. Eligible customers who opted into this program during the early part of the second quarter were not charged for the first month of the extension, and the following months of the extended lease were offered under the terms of the existing lease contract. Approximately 8,500 customers had opted into an extension requiring additional payments, and as of September 30, 2020, approximately 4,500 remained enrolled in the program.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
When we acquire a consumer operating lease, we assume ownership of the vehicle from the dealer. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of September 30, 2020, and December 31, 2019, consumer operating leases with a carrying value, net of accumulated depreciation, of $384 million and $352 million, respectively, were covered by a residual value guarantee of 15% of the manufacturer’s suggested retail price.
The following table details our investment in operating leases.

($ in millions)	September 30, 2020	December 31, 2019
Vehicles	$11,015	$10,426
Accumulated depreciation	(1,561)	(1,562)
Investment in operating leases, net	$9,454	$8,864
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after September 30, 2020.

($ in millions)
2020	$395
2021	1,277
2022	807
2023	365
2024	58
2025 and thereafter	4
Total lease payments from operating leases	$2,906
We recognized operating lease revenue of $360 million and $1.1 billion and $368 million and $1.1 billion for the three months and nine months ended September 30, 2020, and 2019, respectively. Depreciation expense on operating lease assets includes remarketing gains recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$246	$262	$737	$785
Remarketing gains, net	(71)	(28)	(62)	(66)
Net depreciation expense on operating lease assets	$175	$234	$675	$719
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $6 million and $18 million during the three months and nine months ended September 30, 2020, respectively, and $5 million and $14 million during the three months and nine months ended September 30, 2019.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Finance Leases
Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet was $442 million and $472 million as of September 30, 2020, and December 31, 2019, respectively. This includes lease payment receivables of $429 million and $459 million at September 30, 2020, and December 31, 2019, respectively, and unguaranteed residual assets of $13 million at both September 30, 2020, and December 31, 2019. Interest income on finance lease receivables was $6 million and $17 million for the three and nine months ended September 30, 2020, respectively, and $7 million and $19 million for the three and nine months ended September 30, 2019, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after September 30, 2020.

($ in millions)
2020	$39
2021	150
2022	114
2023	84
2024	51
2025 and thereafter	39
Total undiscounted cash flows	477
Difference between undiscounted cash flows and discounted cash flows	(48)
Present value of lease payments recorded as lease receivable	$429
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
There were no sales of financial assets into nonconsolidated VIEs for either the three months and nine months ended September 30, 2020, or September 30, 2019.
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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
September 30, 2020
On-balance sheet variable interest entities
Consumer automotive	$18,926	(b)	$3,818	(c)
Commercial automotive	5,967		2,151
Off-balance-sheet variable interest entities
Consumer automotive (d)	7	(e)	—		$121	$128	(f)
Commercial other	1,240	(g)	459	(h)	—	1,618	(i)
Total	$26,140		$6,428		$121	$1,746
December 31, 2019
On-balance sheet variable interest entities
Consumer automotive	$20,376	(b)	$6,070	(c)
Commercial automotive	8,009		3,049
Off-balance-sheet variable interest entities
Consumer automotive (d)	23	(e)	—		$417	$440	(f)
Commercial other	1,079	(g)	378	(h)	—	1,397	(i)
Total	$29,487		$9,497		$417	$1,837
(a)Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.
(b)Includes $9.7 billion and $9.0 billion of assets that were not encumbered by VIE beneficial interests held by third parties at September 30, 2020, and December 31, 2019, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $94 million and $21 million of liabilities that were not obligations to third-party beneficial interest holders at September 30, 2020, and December 31, 2019, respectively.
(d)During both the three months ended September 30, 2020, and the year ended December 31, 2019, respectively, we indicated our intent to exercise a clean-up call option related to nonconsolidated securitization-related VIEs. The option enables us to repurchase the remaining transferred financial assets at our discretion once the asset pool declines to a predefined level and redeem the related outstanding debt. As a result of these events, we became the primary beneficiary of the VIEs, which included principal balances of $103 million and $48 million of consumer automotive loans during the three months ended September 30, 2020, and the year ended December 31, 2019, respectively, and the VIEs were consolidated on our Condensed Consolidated Balance Sheet. The related amounts were removed from assets sold to nonconsolidated VIEs and maximum exposure to loss in nonconsolidated VIEs
(e)Represents retained notes and certificated residual interests, of which $6 million and $21 million were classified as held-to-maturity securities at September 30, 2020, and December 31, 2019, respectively, and $1 million and $2 million were classified as other assets at September 30, 2020, and December 31, 2019, respectively. These assets represent our five percent interest in the credit risk of the assets underlying asset-backed securitizations.
(f)Maximum exposure to loss represents the current unpaid principal balance of outstanding loans, retained notes, certificated residual interests, as well as certain noncertificated interests retained from the sale of automotive finance receivables. This measure is based on the very unlikely event that all of our sold loans have defects that would trigger a representation, warranty, and covenant provision and the underlying collateral supporting the loans becomes worthless. This required disclosure is not an indication of our expected loss.
(g)Amounts are classified as other assets.
(h)Amounts are classified as accrued expenses and other liabilities.
(i)For certain nonconsolidated affordable housing entities, maximum exposure to loss represents the yield we guaranteed investors through long-term guarantee contracts. The amount disclosed is based on the unlikely event that the yield delivered to investors in the form of low-income tax housing credits is recaptured. For nonconsolidated equity investments, maximum exposure to loss represents our outstanding investment, additional committed capital, and low-income housing tax credits subject to recapture. The amount disclosed is based on the unlikely event that our committed capital is funded, our investments become worthless, and the tax credits previously delivered to us are recaptured. This required disclosure is not an indication of our expected loss..
Cash Flows with Off-Balance-Sheet Securitization Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive assets (for example, servicing) that were outstanding during the nine months ended September 30, 2020, and 2019. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Consumer automotive
2020
Cash flows received on retained interests in securitization entities	$11
Servicing fees	3
Cash disbursements for repurchases during the period	(2)
2019
Cash flows received on retained interests in securitization entities	$18
Servicing fees	8
Cash disbursements for repurchases during the period	(2)
Delinquencies and Net Credit Losses
The following tables present quantitative information about delinquencies and net credit losses for off-balance-sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Off-balance-sheet securitization entities
Consumer automotive	$121	$417	$2	$6
Whole-loan sales (a)
Consumer automotive	—	207	—	2
Total	$121	$624	$2	$8
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

	Net credit losses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Off-balance-sheet securitization entities
Consumer automotive	$—	$1	$1	$5
Whole-loan sales (a)
Consumer automotive	—	—	—	1
Total	$—	$1	$1	$6
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
11.    Other Assets
The components of other assets were as follows.

($ in millions)	September 30, 2020	December 31, 2019
Property and equipment at cost	$1,485	$1,332
Accumulated depreciation	(780)	(686)
Net property and equipment	705	646
Investment in qualified affordable housing projects (a)	1,005	830
Nonmarketable equity investments (b)	938	1,232
Accrued interest, fees, and rent receivables	840	589
Restricted cash held for securitization trusts (c)	608	738
Equity-method investments (d)	362	358
Goodwill	343	393
Other accounts receivable	206	117
Net deferred tax assets	104	58
Restricted cash and cash equivalents (e)	75	87
Net intangible assets (f)	55	69
Fair value of derivative contracts in receivable position (g)	23	64
Other assets	990	892
Total other assets	$6,254	$6,073
(a)Investment in qualified affordable housing projects are accounted for using the proportional amortization method of accounting and include $455 million and $372 million of unfunded commitments to provide additional capital contributions to investees at September 30, 2020, and December 31, 2019, respectively. Substantially all of the unfunded commitments at September 30, 2020, are expected to be paid out over the next five years.
(b)Includes investments in FHLB stock of $394 million and $701 million at September 30, 2020, and December 31, 2019, respectively; FRB stock of $449 million at both September 30, 2020, and December 31, 2019; and equity securities without a readily determinable fair value of $95 million and $82 million at September 30, 2020, and December 31, 2019, respectively, measured at cost with adjustments for impairment and observable changes in price. For both the three months and nine months ended September 30, 2020, we recorded $16 million of upward adjustments related to equity securities without a readily determinable fair value. During the three months and nine months ended September 30, 2020, we recorded $1 million and $6 million of impairments and downward adjustments related to equity securities without a readily determinable fair value, respectively. Through September 30, 2020, we recorded $25 million of cumulative upward adjustments and $12 million of cumulative impairments and downward adjustments related to equity securities without a readily determinable fair value held at September 30, 2020.
(c)Includes restricted cash collected from customer payments on securitized receivables, which are distributed by us to investors as payments on the related secured debt, and cash reserve deposits utilized as a form of credit enhancement for various securitization transactions.
(d)Primarily relates to investments made in connection with our CRA program.
(e)Primarily represents a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, or letter of credit arrangements and corresponding collateral requirements.
(f)Includes gross intangible assets of $109 million and $111 million at September 30, 2020, and December 31, 2019, respectively, and accumulated amortization of $55 million and $42 million at September 30, 2020, and December 31, 2019.
(g)For additional information on derivative instruments and hedging activities, refer to Note 18.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2019	$20	$27	$346	$393
Impairment losses	—	—	(50)	(50)
Goodwill at September 30, 2020	$20	$27	$296	$343
(a)Includes $153 million of goodwill arising from the acquisition of Health Credit Services at both September 30, 2020, and December 31, 2019, and $143 million and $193 million of goodwill associated with Ally Invest at September 30, 2020, and December 31, 2019, respectively. For additional information on the acquisition of Health Credit Services, refer to Note 2.
During the nine months ended September 30, 2020, we recognized a $50 million impairment of goodwill at Ally Invest. The recognition of this impairment was the result of certain business developments that impacted the expected growth and timing of revenue at Ally Invest, which constituted a triggering event for goodwill testing purposes. We used a combination of valuation methodologies, including discounted cash flow and comparable transaction analyses, to determine the fair market value of Ally Invest as of the April 30, 2020, valuation date and determined that the carrying value exceeded fair market value, resulting in the impairment charge in the second quarter of 2020.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
12.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	September 30, 2020	December 31, 2019
Noninterest-bearing deposits	$159	$119
Interest-bearing deposits
Savings and money-market checking accounts	79,163	62,486
Certificates of deposit	55,616	58,146
Other deposits	—	1
Total deposit liabilities	$134,938	$120,752
At September 30, 2020, and December 31, 2019, certificates of deposit included $26.2 billion and $25.6 billion, respectively, of those in denominations of $100 thousand or more. At September 30, 2020, and December 31, 2019, certificates of deposit included $8.5 billion and $8.2 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.
13.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	September 30, 2020			December 31, 2019
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$2,532	$—	$2,532	$2,581	$—	$2,581
Federal Home Loan Bank	—	500	500	—	2,950	2,950
Total short-term borrowings	$2,532	$500	$3,032	$2,581	$2,950	$5,531
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. We had no securities sold under agreements to repurchase at either September 30, 2020, or December 31, 2019. Refer to Note 7 and Note 21 for further details.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. At both September 30, 2020, and December 31, 2019, we did not place or receive any collateral.
Long-Term Debt
The following table presents the composition of our long-term debt portfolio.

	September 30, 2020			December 31, 2019
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$618	$6,159	$6,777	$2,214	$7,005	$9,219
Due after one year	10,938	7,989	18,927	8,990	15,818	24,808
Total long-term debt (b) (c)	$11,556	$14,148	$25,704	$11,204	$22,823	$34,027
(a)Includes basis adjustments related to the application of hedge accounting.
(b)Includes $2.6 billion of trust preferred securities at both September 30, 2020, and December 31, 2019.
(c)Includes advances net of hedge basis adjustment from the FHLB of Pittsburgh of $8.3 billion and $13.3 billion at September 30, 2020, and December 31, 2019, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents the scheduled remaining maturity of long-term debt at September 30, 2020, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2020	2021	2022	2023	2024	2025 and thereafter	Total
Unsecured
Long-term debt	$5	$699	$1,122	$1,654	$1,474	$7,686	$12,640
Original issue discount	(13)	(54)	(59)	(64)	(69)	(825)	(1,084)
Total unsecured	(8)	645	1,063	1,590	1,405	6,861	11,556
Secured
Long-term debt	1,325	6,683	5,431	598	69	42	14,148
Total long-term debt	$1,317	$7,328	$6,494	$2,188	$1,474	$6,903	$25,704
The following summarizes assets restricted as collateral for the payment of the related debt obligation, primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	September 30, 2020			December 31, 2019
($ in millions)	Total (a)		Ally Bank	Total (a)		Ally Bank
Investment securities	$—		$—	$2,698		$2,698
Mortgage assets held-for-investment and lending receivables	15,943		15,943	17,135		17,135
Consumer automotive finance receivables	11,167		10,519	13,481		11,534
Commercial automotive finance receivables	10,811		10,811	12,890		12,890
Total assets restricted as collateral (b) (c)	$37,921		$37,273	$46,204		$44,257
Secured debt	$14,648	(d)	$14,092	$25,773	(d)	$24,069
(a)Ally Bank is a component of the total column.
(b)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $20.9 billion and $24.8 billion at September 30, 2020, and December 31, 2019, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans and investment securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $2.4 billion at both September 30, 2020, and December 31, 2019. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.
(c)Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 11 for additional information.
(d)Includes $500 million and $3.0 billion of short-term borrowings at September 30, 2020, and December 31, 2019, respectively.
Trust Preferred Securities
At both September 30, 2020, and December 31, 2019, we had issued and outstanding approximately $2.6 billion in aggregate liquidation preference of Series 2 TRUPS. Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions are payable at an annual rate equal to three-month London interbank offered rate plus 5.785% payable quarterly in arrears. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case. The Series 2 TRUPS were issued prior to October 4, 2010, under the Emergency Economic Stabilization Act of 2008 and are not subject to phase-out from additional Tier 1 capital into Tier 2 capital. The amount of Series 2 TRUPS included in Ally’s Tier 1 capital was $2.5 billion at September 30, 2020. The amount represents the carrying amount of the Series 2 TRUPS less our common stock investment in the trust.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Funding Facilities
We utilize both committed secured credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Condensed Consolidated Balance Sheet.
The total capacity in our credit facilities is provided by banks through private transactions. The facilities can be revolving in nature, generally having an original tenor ranging from 364 days to two years, and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the commitment period. At September 30, 2020, all of our $1.4 billion of capacity was revolving and of this balance, $550 million was from facilities with a remaining tenor greater than 364 days.
Committed Secured Credit Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Parent funding
Secured	$—	$450	$1,350	$2,050	$1,350	$2,500
Total committed secured credit facilities	$—	$450	$1,350	$2,050	$1,350	$2,500
(a)Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.
14.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	September 30, 2020	December 31, 2019
Accounts payable	$1,761	$535
Unfunded commitments for investment in qualified affordable housing projects	455	372
Employee compensation and benefits	271	296
Reserves for insurance losses and loss adjustment expenses	125	122
Deferred revenue	89	36
Net deferred tax liabilities	27	67
Cash collateral received from counterparties	17	48
Fair value of derivative contracts in payable position (a)	4	5
Other liabilities	572	491
Total accrued expenses and other liabilities	$3,321	$1,972
(a)For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
15.    Accumulated Other Comprehensive Income (Loss)
The following tables present changes, net of tax, in each component of accumulated other comprehensive income (loss).

	Three months ended September 30,
($ in millions)	Unrealized gains (losses) on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at July 1, 2019	$133	$19	$28	$(96)	$84
Net change	105	—	1	—	106
Balance at September 30, 2019	$238	$19	$29	$(96)	$190
Balance at July 1, 2020	$783	$19	$116	$(103)	$815
Net change	(103)	(1)	(16)	—	(120)
Balance at September 30, 2020	$680	$18	$100	$(103)	$695
(a)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.
(b)For additional information on derivative instruments and hedging activities, refer to Note 18.

	Nine months ended September 30,
($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive (loss) income
Balance at December 31, 2018	$(481)	$18	$19	$(95)	$(539)
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2017-08 (c)	8	—	—	—	8
Balance at January 1, 2019	(473)	18	19	(95)	(531)
Net change	711	1	10	(1)	721
Balance at September 30, 2019	$238	$19	$29	$(96)	$190
Balance at December 31, 2019	$208	$19	$2	$(106)	$123
Net change	472	(1)	98	3	572
Balance at September 30, 2020	$680	$18	$100	$(103)	$695
(a)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.
(b)For additional information on derivative instruments and hedging activities, refer to Note 18.
(c)Refer to the section titled Recently Adopted Accounting Standards in Note 1 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive income (loss).

Three months ended September 30, 2020 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(92)		$22		$(70)
Less: Net realized gains reclassified to income from continuing operations	43	(a)	(10)	(b)	33
Net change	(135)		32		(103)
Translation adjustments
Net unrealized gains arising during the period	3		(1)		2
Net investment hedges (c)
Net unrealized losses arising during the period	(4)		1		(3)
Cash flow hedges (c)
Less: Net realized gains reclassified to income from continuing operations	21		(5)		16
Other comprehensive loss	$(157)		$37		$(120)
(a)Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.
(b)Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.
(c)For additional information on derivative instruments and hedging activities, refer to Note 18.

Three months ended September 30, 2019 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$165		$(39)		$126
Less: Net realized gains reclassified to income from continuing operations	27	(a)	(6)	(b)	21
Net change	138		(33)		105
Translation adjustments
Net unrealized losses arising during the period	(2)		1		(1)
Net investment hedges (c)
Net unrealized gains arising during the period	2		(1)		1
Cash flow hedges (c)
Net unrealized gains arising during the period	5		(1)		4
Less: Net realized gains reclassified to income from continuing operations	3		—		3
Net change	2		(1)		1
Other comprehensive income	$140		$(34)		$106
(a)Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.
(b)Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.
(c)For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2020 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$785		$(184)		$601
Less: Net realized gains reclassified to income from continuing operations	167	(a)	(38)	(b)	129
Net change	618		(146)		472
Translation adjustments
Net unrealized losses arising during the period	(4)		1		(3)
Net investment hedges (c)
Net unrealized gains arising during the period	3		(1)		2
Cash flow hedges (c)
Net unrealized gains arising during the period	169		(41)		128
Less: Net realized gains reclassified to income from continuing operations	40		(10)		30
Net change	129		(31)		98
Defined benefit pension plans
Net unrealized gains arising during the period	4		(1)		3
Other comprehensive income	$750		$(178)		$572
(a)Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.
(b)Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.
(c)For additional information on derivative instruments and hedging activities, refer to Note 18.

Nine months ended September 30, 2019 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$990		$(233)		$757
Less: Net realized gains reclassified to income from continuing operations	60	(a)	(14)	(b)	46
Net change	930		(219)		711
Translation adjustments
Net unrealized gains arising during the period	4		(1)		3
Net investment hedges (c)
Net unrealized losses arising during the period	(3)		1		(2)
Cash flow hedges (c)
Net unrealized gains arising during the period	26		(6)		20
Less: Net realized gains reclassified to income from continuing operations	12		(2)		10
Net change	14		(4)		10
Defined benefit pension plans
Net unrealized losses arising during the period	(1)		—		(1)
Other comprehensive income	$944		$(223)		$721
(a)Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.
(b)Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.
(c)For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
16.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data; shares in thousands) (a)	2020	2019	2020	2019
Net income from continuing operations	$476	$381	$399	$1,340
Loss from discontinued operations, net of tax	—	—	(1)	(3)
Net income attributable to common stockholders	$476	$381	$398	$1,337
Basic weighted-average common shares outstanding (b)	375,658	390,205	375,478	397,427
Diluted weighted-average common shares outstanding (b) (c)	377,011	392,604	376,659	399,442
Basic earnings per common share
Net income from continuing operations	$1.27	$0.98	$1.06	$3.37
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income	$1.27	$0.97	1.06	3.36
Diluted earnings per common share
Net income from continuing operations	$1.26	$0.97	1.06	3.35
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income	$1.26	$0.97	$1.06	$3.35
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes shares related to share-based compensation that vested but were not yet issued.
(c)During the three months and nine months ended September 30, 2020, there were 0.4 million and 1.0 million, respectively, in shares underlying share-based awards excluded because their inclusion would have been antidilutive. There were no antidilutive shares during the three months and nine months ended September 30, 2019.
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
In October 2019, the FRB and other U.S. banking agencies issued final rules implementing targeted amendments to the Dodd-Frank Act and other financial-services laws that had been enacted in May 2018 through the EGRRCP Act. The final rules were effective on December 31, 2019, and established four risk-based categories of prudential standards and capital and liquidity requirements for banking organizations with $100 billion or more in total consolidated assets. Under the final rules, Ally was designated as a Category IV firm and, as such, is subject to supervisory stress testing on a two-year cycle, allowed to continue excluding accumulated other comprehensive income from regulatory capital, exempted from company-run capital stress testing, and allowed to remain exempted from the requirements of the supplementary leverage ratio and the countercyclical capital buffer. As a Category IV firm with average wSTWF under $50 billion, Ally is also exempted from the requirements of the liquidity coverage ratio and the net stable funding ratio. Refer to Note 20 to the Consolidated

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Financial Statements in our 2019 Annual Report on Form 10-K for additional details on our prudential standards tailoring framework and other capital and liquidity requirements we are subject to.
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. In addition to these minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement that was fixed at 2.5% as of September 30, 2020. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%.
In March 2020, the FRB issued a final rule to more closely align forward-looking stress testing results with the FRB’s non-stress regulatory capital requirements for BHCs with $100 billion or more in total consolidated assets and other specified companies. The final rule introduced a stress capital buffer requirement based on firm-specific stress test performance and planned dividends, which replaced the fixed 2.5% component of the capital conservation buffer requirement. The final rule also made several changes to the CCAR process, such as eliminating the CCAR quantitative objection, narrowing the set of planned capital actions assumed to occur in the stress scenario, assuming that a firm maintains a constant level of assets over the planning horizon, eliminating the 30% dividend payout ratio as a criterion for heightened scrutiny of a firm’s capital plan, and allowing a firm to make capital distributions in excess of those included in its capital plan if the firm is otherwise in compliance with the automatic distribution limits of the capital framework. The final rule became effective on May 18, 2020, and therefore applied to the 2020 CCAR process. For a Category IV firm like Ally, the stress capital buffer requirement will comprise its capital conservation buffer requirement. Under the final rule, Ally’s stress capital buffer requirement is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of risk-weighted assets. Ally Bank’s capital conservation buffer requirement will continue to be a fixed 2.5%.
Ally received its first preliminary stress capital buffer requirement from the FRB on June 25, 2020, which was determined under this new methodology to be 3.5%, was finalized on August 10, 2020, and became effective on October 1, 2020. On June 25, 2020, the FRB also announced its determination that changes in financial markets or the macroeconomic outlook could have a material effect on the risk profiles and financial conditions of firms subject to the capital-plan rule and that, as a result, the firms (including Ally) would be required to resubmit capital plans to the FRB within 45 days after receiving updated stress scenarios from the FRB. On September 17, 2020, the FRB released two updated scenarios—severely adverse and alternative severe. We updated our capital plan in light of firm-specific baseline and stress scenarios, as required, and submitted our updated plan to the FRB on November 2, 2020. It is possible that this resubmission process may result in a change in Ally’s stress capital buffer requirement.
Under the capital conservation buffer requirement, the maximum amount of capital distributions and discretionary bonus payments that can be made by a banking organization, such as Ally or Ally Bank, is a function of its eligible retained income. During the COVID-19 pandemic, the FRB and other U.S. banking agencies expressed a concern that the definition of eligible retained income would not limit distributions in the gradual manner intended but instead could do so in a sudden and severe manner even if a banking organization were to experience only a modest reduction in its capital ratios. As a result, to better allow a banking organization to use its capital buffer as intended and continue lending in adverse conditions, the U.S. banking agencies issued an interim final rule that became effective on March 20, 2020, and revised the definition of eligible retained income to the greater of (1) a banking organization’s net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (2) the average of a banking organization’s net income over the preceding four quarters. This interim final rule was adopted as final with no changes effective January 1, 2021.
Ally and Ally Bank are subject to the U.S. Basel III standardized approach for counterparty credit risk, but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	September 30, 2020		December 31, 2019		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$14,258	10.36%	$13,837	9.54%	4.50%	(b)
Ally Bank	17,585	13.63	16,627	12.30	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$16,668	12.11%	$16,271	11.22%	6.00%	6.00%
Ally Bank	17,585	13.63	16,627	12.30	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$19,337	14.05%	$18,506	12.76%	8.00%	10.00%
Ally Bank	19,201	14.88	17,854	13.21	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$16,668	9.00%	$16,271	9.08%	4.00%	(b)
Ally Bank	17,585	10.07	16,627	10.01	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally and Ally Bank were required to maintain a minimum capital conservation buffer of 2.5% at both September 30, 2020, and December 31, 2019. Beginning October 1, 2020, Ally’s preliminary stress capital buffer requirement of 3.5% comprises its capital conservation buffer requirement. Ally’s capital conservation buffer was 5.86% and 4.76% at September 30, 2020, and December 31, 2019, respectively.
(b)Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”
(c)Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including Ally, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued an interim final rule that became effective on March 31, 2020, and that provides BHCs and banks with an alternative option to temporarily delay an estimate of the impact of CECL, relative to the incurred loss methodology for estimating the allowance for loan losses, on regulatory capital. The interim final rule was clarified and adjusted in a final rule effective September 30, 2020. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the final rule, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of September 30, 2020, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $1.2 billion.
At September 30, 2020, and December 31, 2019, Ally and Ally Bank were “well-capitalized” and met all applicable capital requirements to which each was subject. Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.
Other Regulatory Developments
In September 2020, the FRB issued a proposal to align its capital plan rule, stress capital buffer requirements, and capital planning requirements with the tailoring framework adopted according to the EGRRCP Act. Under this proposal, unless otherwise directed by the FRB in specified circumstances, Ally and other Category IV firms would generally no longer be required to calculate forward-looking projections of revenues, losses, reserves, and pro forma capital levels under scenarios provided by the FRB. Each firm would continue to be required, however, to provide a forward-looking analysis of income and capital levels under expected and stressful conditions that are designed by the firm. In addition, for Category IV firms, the proposal would update the frequency of calculating the portion of the stress capital buffer that is calculated as the decline in the Common Equity Tier 1 capital ratio to every other year. These firms would have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which they would not generally be subject to the supervisory stress test. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm would receive an updated stress capital buffer requirement that reflects its updated planned common-stock dividends. The proposal also includes reporting and other changes consistent with the tailoring framework. At this time, we continue to evaluate the impacts that the proposal may have on us.
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
Capital Planning and Stress Tests
As a Category IV firm, we are subject to supervisory stress testing on a two-year cycle and are exempted from company-run capital stress testing. We are also required to submit an annual capital plan to the FRB. Our annual capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on our capital. The plan must also include a discussion of how we, under expected and stressful conditions, will maintain capital commensurate with our risks and above the minimum regulatory capital ratios, and will serve as a source of strength to Ally Bank. The FRB’s final rule introducing the stress capital buffer requirement, which is described above in the section titled Basel Capital Framework, made several changes to the CCAR process that applied beginning with the 2020 cycle.
The following table presents information related to our common stock and distributions to our common stockholders over the last six quarters.

	Common stock repurchased during period (a) (b)		Number of common shares outstanding		Cash dividends declared per common share (c)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2019
First quarter	$211	8,113	404,900	399,761	$0.17
Second quarter	229	7,775	399,761	392,775	0.17
Third quarter	300	9,287	392,775	383,523	0.17
Fourth quarter	299	9,554	383,523	374,332	0.17
2020
First quarter	$104	3,838	374,332	373,155	$0.19
Second quarter	—	53	373,155	373,837	0.19
Third quarter	1	9	373,837	373,857	0.19
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)On March 17, 2020, we announced the voluntary suspension of our stock-repurchase program through its termination on June 30, 2020. Consistent with the FRB’s restrictions on common-stock repurchases for large firms such as Ally, described below, we do not currently plan to implement a new stock-repurchase program or repurchase shares of our common stock, except in connection with compensation plans, for the remainder of 2020. Refer to the discussion below for further details about this action.
(c)On October 6, 2020, our Board declared a quarterly cash dividend of $0.19 per share on all common stock, payable on November 13, 2020, to stockholders of record at the close of business on October 30, 2020. Refer to Note 24 for further information regarding this common stock dividend.
We received a non-objection to our 2018 capital plan in June 2018. We were not required to submit an annual capital plan to the FRB, participate in the supervisory stress test or CCAR, or conduct company-run capital stress tests during the 2019 cycle. Instead, our capital actions during the 2019 cycle were largely based on the results from our 2018 supervisory stress test. On April 1, 2019, our Board authorized an increase in our stock-repurchase program, permitting us to repurchase up to $1.25 billion of our common stock from time to time from the third quarter of 2019 through the second quarter of 2020. On March 17, 2020, in order to support the FRB's effort to mitigate the impact of the COVID-19 pandemic on the U.S. economy and the financial system, we announced the voluntary suspension of our stock-repurchase program through its termination on June 30, 2020. We do not currently plan to implement a new stock-repurchase program or repurchase shares of our common stock, except in connection with compensation plans, for the remainder of 2020 consistent with restrictions imposed by the FRB as described in the next paragraph. We retain the discretion, however, to implement such a program and repurchase common stock if

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
the FRB’s restrictions were to change. On October 6, 2020, our Board declared a quarterly cash dividend of $0.19 per share of our common stock. Refer to Note 24 for further information on the most recent dividend.
We submitted our 2020 capital plan on April 3, 2020, which included planned capital distributions to common stockholders through share repurchases and cash dividends over the nine-quarter planning horizon. On June 25, 2020, the FRB provided us with the results of the supervisory stress test, additional industry-wide sensitivity analyses conducted in light of the COVID-19 pandemic, and our preliminary stress capital buffer requirement. At the same time, the FRB announced its determination that changes in financial markets or the macroeconomic outlook could have a material effect on the risk profiles and financial conditions of firms subject to the capital-plan rule and that, as a result, the firms (including Ally) would be required to resubmit capital plans to the FRB within 45 days after receiving updated stress scenarios from the FRB. On September 17, 2020, the FRB released two updated scenarios—severely adverse and alternative severe. We updated our capital plan in light of firm-specific baseline and stress scenarios, as required, and submitted our updated plan to the FRB on November 2, 2020. On June 25, 2020, the FRB also announced several actions to ensure that large firms, such as Ally, remain resilient despite the economic uncertainty from the COVID-19 pandemic, including for the third quarter of 2020 (1) the suspension of repurchases by any firm of its common stock, except repurchases relating to issuances of common stock related to employee stock ownership plans, and (2) the disallowance of any increase by a firm in the amount of its common-stock dividends and the imposition of a common-stock dividend limit equal to the average of the firm’s net income for the four preceding calendar quarters. These restrictions have been extended for the fourth quarter of 2020 and may be further extended by the FRB on a quarter-by-quarter basis. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, regulatory considerations, impacts related to the COVID-19 pandemic, any accounting standards that affect capital or liquidity (including CECL), financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be suspended or resumed at any time.
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
We execute certain OTC derivatives, such as interest rate caps and floors, using bilateral agreements with financial counterparties. Bilateral agreements generally require both parties to post collateral in the event the fair values of the derivative financial instruments meet posting thresholds established under the agreements. In the event that either party defaults on the obligation, the secured party may seize the collateral. Payments related to the exchange of collateral for OTC derivatives are recognized as collateral.
We also execute certain derivatives, such as interest rate swaps, with clearinghouses, which requires us to post and receive collateral. For these clearinghouse derivatives, these payments are recognized as settlements rather than collateral.
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the nine months ended September 30, 2020, or 2019.
We placed noncash collateral totaling $121 million supporting our derivative positions at September 30, 2020, compared to $118 million of noncash collateral at December 31, 2019, in accounts maintained by counterparties. These amounts include collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 13 for details on the repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $5 million in accounts maintained by counterparties at September 30, 2020, compared to $40 million and $29 million of cash and noncash collateral at December 31, 2019. These amounts include collateral received from clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 13 for details on repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	September 30, 2020			December 31, 2019
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$12,465	$—	$—	$17,101
Purchased options	—	—	—	62	—	14,100
Foreign exchange contracts
Forwards	1	—	155	—	3	157
Total derivatives designated as accounting hedges	1	—	12,620	62	3	31,358
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	1	—	305	—	—	81
Written options	17	—	607	2	—	522
Purchased options	—	—	—	—	—	416
Total interest rate risk	18	—	912	2	—	1,019
Foreign exchange contracts
Futures and forwards	2	—	161	—	2	112
Total foreign exchange risk	2	—	161	—	2	112
Equity contracts
Written options	—	4	1	—	—	—
Purchased options	2	—	1	—	—	—
Total equity risk	2	4	2	—	—	—
Total derivatives not designated as accounting hedges	22	4	1,075	2	2	1,131
Total derivatives	$23	$4	$13,695	$64	$5	$32,489

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

($ in millions)	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Assets
Available-for-sale securities (b) (c)	$1,266	$1,217	$46	$18	$30	$18
Finance receivables and loans, net (d)	32,274	33,312	277	135	67	44
Liabilities
Long-term debt	$8,877	$11,995	$202	$24	$200	$127
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)The carrying amount of hedged available-for-sale securities is presented above using amortized cost and includes $594 million and $230 million at September 30, 2020, and December 31, 2019, respectively, related to closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. Refer to Note 7 for a reconciliation of the amortized cost and fair value of available-for-sale securities.
(c)The amount that is identified as the last of layer in the open hedge relationship was $490 million as of September 30, 2020. The basis adjustment associated with the open last of layer relationship was a $1 million asset as of September 30, 2020, which would be allocated across the entire remaining pool upon termination, or maturity, of the hedge relationship. The amount that is identified as the last of layer in the discontinued hedge relationship was $690 million and $200 million as of September 30, 2020, and December 31, 2019, respectively. The basis adjustment associated with the discontinued last of layer relationship was a $21 million asset as of September 30, 2020, and a $2 million asset as of December 31, 2019, which was allocated across the entire remaining pool upon termination of the hedge relationship. There were no open last-of-layer relationships at December 31, 2019.
(d)The hedged item represents the carrying value of the hedged portfolio of assets. The amount identified as the last of layer in the open hedge relationship was $10.2 billion at both September 30, 2020, and December 31, 2019. The basis adjustment associated with the open last-of-layer relationship was a $210 million asset as of September 30, 2020, and a $91 million asset as of December 31, 2019, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. The amount that is identified as the last of layer in the discontinued hedge relationship was $17.5 billion at September 30, 2020, and $12.8 billion at December 31, 2019. The basis adjustment associated with the discontinued last-of-layer relationship was a $67 million asset and $43 million asset as of September 30, 2020, and December 31, 2019, respectively, which was allocated across the entire remaining pool upon termination of the hedge relationship.
Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Gain (loss) recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$7	$—	$(8)	$1
Other income, net of losses	(4)	—	(27)	(7)
Total interest rate contracts	3	—	(35)	(6)
Foreign exchange contracts
Other income, net of losses	(4)	1	(1)	(2)
Total foreign exchange contracts	(4)	1	(1)	(2)
Total (loss) gain recognized in earnings	$(1)	$1	$(36)	$(8)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables summarize the location and amounts of gains and losses on derivative instruments designated as fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Three months ended September 30, ($ in millions)	2020	2019	2020	2019	2020	2019	2020	2019
(Loss) gain on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$(2)	$(36)
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	2	36
Hedged available-for-sale securities	—	—	(2)	17	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	2	(17)	—	—	—	—
Hedged fixed-rate consumer automotive loans	(45)	32	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	45	(32)	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive income into income	23	—	—	—	—	—	—	—
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income	—	—	—	—	(2)	(2)	—	—
Hedged variable-rate borrowings
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	—	4
Total gain (loss) on cash flow hedging relationships	$23	$—	$—	$—	$(2)	$(2)	$—	$4
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$1,602	$1,859	$173	$237	$452	$658	$309	$378

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Nine months ended September 30, ($ in millions)	2020	2019	2020	2019	2020	2019	2020	2019
(Loss) gain on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$(172)	$(55)
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	172	55
Hedged available-for-sale securities	—	—	43	29	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	(43)	(29)	—	—	—	—
Hedged fixed-rate consumer automotive loans	180	173	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(180)	(173)	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Hedged variable rate commercial loans
Reclassified from accumulated other comprehensive income into income	48	—	—	—	—	—	—	—
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income		—	—	—	(7)	(1)	—	—
Hedged variable-rate borrowings
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	—	12
Total gain (loss) on cash flow hedging relationships	$48	$—	$—	$—	$(7)	$(1)	$—	$12
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$4,974	$5,526	$596	$721	$1,585	$1,901	$975	$1,204
During the next 12 months, we estimate $79 million of gains will be reclassified into pretax earnings from derivatives designated as cash flow hedges.
The following tables summarize the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended September 30, ($ in millions)	2020	2019	2020	2019	2020	2019
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$3	$6
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	(5)	(6)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	(2)	(1)	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	(2)	2	—	—
Amortization of deferred loan basis adjustments	(12)	(8)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held-for-investment	(37)	10	—	—	—	—
Total (loss) gain on fair value hedging relationships	$(49)	$2	$(4)	$1	$(2)	$—

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Nine months ended September 30, ($ in millions)	2020	2019	2020	2019	2020	2019
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$11	$18
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	(17)	(17)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	(5)	(2)	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	(4)	2	—	—
Amortization of deferred loan basis adjustments	(38)	(21)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held-for-investment	(84)	27	—	—	—	—
Total (loss) gain on fair value hedging relationships	(122)	6	(9)	—	(6)	1
Gain on cash flow hedging relationships
Interest rate contracts
Interest for qualifying accounting hedges of variable-rate borrowings	1	—	—	—	—	—
Total gain on cash flow hedging relationships	$1	$—	$—	$—	$—	$—
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Interest rate contracts
(Loss) gain recognized in other comprehensive income	$(21)	$2	$129	$14
The following table summarizes the effect of net investment hedges on accumulated other comprehensive income and the Condensed Consolidated Statement of Comprehensive Income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Foreign exchange contracts (a) (b)
(Loss) gain recognized in other comprehensive income	$(4)	$2	$3	$(3)
(a)There were no amounts excluded from effectiveness testing for the three months and nine months ended September 30, 2020, or 2019.
(b)Gains and losses reclassified from accumulated other comprehensive income are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months and nine months ended September 30, 2020, or 2019.
19.    Income Taxes
We recognized total income tax expense from continuing operations of $156 million and $159 million for the three months and nine months ended September 30, 2020, respectively, compared to $119 million and $140 million for the same periods in 2019.
The increase in income tax expense for the three months ended September 30, 2020, compared to the same period in 2019, was primarily due to the tax effects of an increase in pretax earnings. The increase in income tax expense for the nine months ended September 30, 2020, compared to the same period in 2019, was primarily due to a nonrecurring tax benefit of approximately $200 million from the release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2019, and a nondeductible goodwill impairment during the second quarter of 2020, offset by the tax effects of a decrease in pretax earnings. The valuation allowance release resulted in a significant variation in the customary relationship between pretax income and income tax expense for the nine months ended September 30, 2019.

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
•Equity Securities — We hold various marketable equity securities measured at fair value with changes in fair value recognized in net income. Measurements based on observable market prices are classified as Level 1.
•Available-for-sale securities — We carry our available-for-sale securities at fair value based on external pricing sources. We classify our securities as Level 1 when fair value is determined using quoted prices available for the same instruments trading in active markets. We classify our securities as Level 2 when fair value is determined using prices for similar instruments trading in active markets. We perform pricing validation procedures for our available-for-sale securities.
•Interests retained in financial asset sales — We retain certain noncertificated interests retained from the sale of automotive finance receivables. Due to inactivity in the market, valuations are based on internally developed discounted cash flow models (an income approach) that use a market-based discount rate; therefore, we classified these assets as Level 3. The valuation considers recent market transactions, experience with similar assets, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we utilize various significant assumptions, including market observable inputs (for example, forward interest rates) and internally developed inputs (for example, prepayment speeds, delinquency levels, and credit losses).
•Derivative instruments — We enter into a variety of derivative financial instruments as part of our risk-management strategies. Certain of these derivatives are exchange traded, such as equity options. To determine the fair value of these instruments, we utilize the quoted market prices for those particular derivative contracts; therefore, we classified these contracts as Level 1.
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

	Recurring fair value measurements
September 30, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$621	$—	$6	$627
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	806	—	—	806
U.S. States and political subdivisions	—	970	7	977
Foreign government	17	179	—	196
Agency mortgage-backed residential	—	20,495	—	20,495
Mortgage-backed residential	—	3,036	—	3,036
Agency mortgage-backed commercial	—	2,244	—	2,244
Asset-backed	—	389	—	389
Corporate debt	—	1,846	—	1,846
Total available-for-sale securities	823	29,159	7	29,989
Mortgage loans held-for-sale (b)	—	—	156	156
Finance receivables and loans, net
Consumer other (b)	—	—	8	8
Derivative contracts in a receivable position
Interest rate	—	—	18	18
Foreign currency	—	3	—	3
Other	2	—	—	2
Total derivative contracts in a receivable position	2	3	18	23
Total assets	$1,446	$29,162	$195	$30,803
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Other	$4	—	—	$4
Total derivative contracts in a payable position	4	—	—	4
Total liabilities	$4	$—	$—	$4
(a)Our direct investment in any one industry did not exceed 11%.
(b)Carried at fair value due to fair value option elections.

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
(a)Our investment in any one industry did not exceed 13%.
(b)Carried at fair value due to fair value option elections.

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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at September 30, 2020	Net unrealized gains still held at September 30, 2020
($ in millions)	Fair value at July 1, 2020	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements		included in earnings	included in OCI
Assets
Investment securities
Equity securities	$5	$1	(a)	$—	$—	$—	$—	$—	$6	$1	$—
Available-for-sale securities	5	—		—	2	—	—	—	7	—	—
Mortgage loans held-for-sale (b)	91	22	(c)	—	854	(811)	—	—	156	—	—
Finance receivables and loans, net (b)	8	2	(d)	—	5	—	—	(7)	8	—	—
Other assets
Interests retained in financial asset sales	1	—		—	—	—	—	(1)	—	—	—
Derivative assets	12	6	(c)	—	—	—	—	—	18	6	—
Total assets	$122	$31		$—	$861	$(811)	$—	$(8)	$195	$7	$—
(a)Reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Carried at fair value due to fair value option elections.
(c)Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.
(d)Reported as interest and fees on finance receivables and loans and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
		Net realized/unrealized (losses) gains							Fair value at September 30, 2019	Net unrealized losses still held at September 30, 2019
($ in millions)	Fair value at July 1, 2019	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements		included in earnings	included in OCI
Assets
Equity securities	$9	$(1)	(a)	$—	$—	$—	$—	$—	$8	$(1)	$—
Mortgage loans held-for-sale (b)	22	3	(c)	—	222	(209)	—	—	38	—	—
Other assets
Interests retained in financial asset sales	3	—		—	—	—	—	—	3	—	—
Derivative assets, net of derivative liabilities	2	—		—	—	—	—	—	2	—	—
Total assets	$36	$2		$—	$222	$(209)	$—	$—	$51	$(1)	$—
(a)Reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Carried at fair value due to fair value option elections.
(c)Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
		Net realized/unrealized (losses) gains							Fair value at September 30, 2020	Net unrealized (losses) gains still held at September 30, 2020
($ in millions)	Fair value at Jan. 1, 2020	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements		included in earnings	included in OCI
Assets
Investment securities
Equity securities	$8	$(2)	(a)	$—	$—	$—	$—	$—	$6	$(2)	$—
Available-for-sale securities	2	—		—	5	—	—	—	7	—	—
Mortgage loans held-for-sale (b)	30	35	(c)	—	1,832	(1,741)	—	—	156	2	—
Finance receivables and loans, net (b)	11	2	(d)	—	14	—	—	(19)	8	—	—
Other assets
Interests retained in financial asset sales	2	—		—	—	—	—	(2)	—	—	—
Derivative assets	2	16	(c)	—	—	—	—	—	18	16	—
Total assets	$55	$51		$—	$1,851	$(1,741)	$—	$(21)	$195	$16	$—
(a)Reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Carried at fair value due to fair value option elections.
(c)Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.
(d)Reported as interest and fees on finance receivables and loans and other income, net of losses in the Condensed Consolidated Statement of Comprehensive Income.

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
(a)Reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Carried at fair value due to fair value option elections.
(c)Reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at September 30, 2020, and December 31, 2019, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost or fair value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
September 30, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$285	$285	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	13	13	(11)	n/m	(a)
Other	—	—	59	59	(13)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	72	72	(24)	n/m	(a)
Other assets
Nonmarketable equity investments	—	21	5	26	15	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	6	6	(1)	n/m	(a)
Total assets	$—	$21	$368	$389	$(10)	n/m
n/m = not meaningful
(a)We consider the applicable valuation allowance, loan loss allowance, or cumulative impairment to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation reserve, loan loss allowance, or cumulative adjustment.
(b)Represents the portion of the portfolio specifically impaired during 2020. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.
(c)The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

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
n/m = not meaningful
(a)We consider the applicable valuation allowance, loan loss allowance, or cumulative impairment to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation reserve, loan loss allowance, or cumulative adjustment.
(b)Represents the portion of the portfolio specifically impaired during 2019. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.
(c)The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at September 30, 2020, and December 31, 2019.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
September 30, 2020
Financial assets
Held-to-maturity securities	$1,255	$—	$1,336	$—	$1,336
Loans held-for-sale, net	285	—	—	285	285
Finance receivables and loans, net	114,641	—	—	121,363	121,363
FHLB/FRB stock (a)	843	—	843	—	843
Financial liabilities
Deposit liabilities	$57,616	$—	$—	$58,505	$58,505
Short-term borrowings	3,032	—	—	3,033	3,033
Long-term debt	25,704	—	19,763	8,909	28,672
December 31, 2019
Financial assets
Held-to-maturity securities	$1,568	$—	$1,600	$—	$1,600
Loans held-for-sale, net	128	—	—	128	128
Finance receivables and loans, net	126,957	—	—	130,837	130,837
FHLB/FRB stock (a)	1,150	—	1,150	—	1,150
Financial liabilities
Deposit liabilities	$60,146	$—	$—	$60,678	$60,678
Short-term borrowings	5,531	—	—	5,532	5,532
Long-term debt	34,027	—	22,789	14,138	36,927
(a)Included in other assets on our Condensed Consolidated Balance Sheet.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At September 30, 2020, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 18.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet	Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
September 30, 2020
Assets
Derivative assets in net asset positions	$3	$—	$3	$—	$(3)	$—
Derivative assets in net liability positions	2	—	2	(2)	—	—
Derivative assets with no offsetting arrangements	18	—	18	—	—	18
Total assets	$23	$—	$23	$(2)	$(3)	$18
Liabilities
Derivative liabilities in net liability positions	$4	$—	$4	$(2)	$(1)	$1
Total liabilities	$4	$—	$4	$(2)	$(1)	$1
December 31, 2019
Assets
Derivative assets in net asset positions	$62	$—	$62	$—	$(36)	$26
Derivative assets with no offsetting arrangements	2	—	2	—	—	2
Total assets	$64	$—	$64	$—	$(36)	$28
Liabilities
Derivative liabilities in net liability positions	$5	$—	$5	$—	$(4)	$1
Total liabilities	$5	$—	$5	$—	$(4)	$1
(a)Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.
(b)Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. There was $29 million of noncash derivative collateral pledged to us that was excluded at December 31, 2019. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met.
(c)Certain agreements grant us the right to sell or pledge the noncash assets we receive as collateral. Noncash collateral pledged to us where the agreement grants us the right to sell or pledge the underlying assets had a fair value of $29 million at December 31, 2019. We have not sold or pledged any of the noncash collateral received under these agreements.
(d)For additional information on securities sold under agreements to repurchase, refer to Note 13.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Financial information for our reportable operating segments is summarized as follows.

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2020
Net financing revenue (loss) and other interest income	$1,102	$8	$30	$75	$(15)	$1,200
Other revenue	61	338	36	9	40	484
Total net revenue	1,163	346	66	84	25	1,684
Provision for credit losses	128	—	—	1	18	147
Total noninterest expense	469	268	40	23	105	905
Income (loss) from continuing operations before income tax expense	$566	$78	$26	$60	$(98)	$632
Total assets	$103,366	$8,944	$15,503	$5,995	$51,462	$185,270
2019
Net financing revenue (loss) and other interest income	$1,078	$14	$39	$60	$(3)	$1,188
Other revenue	59	289	10	9	46	413
Total net revenue	1,137	303	49	69	43	1,601
Provision for credit losses	265	—	—	3	(5)	263
Total noninterest expense	443	247	38	22	88	838
Income (loss) from continuing operations before income tax expense	$429	$56	$11	$44	$(40)	$500
Total assets	$115,096	$8,478	$16,583	$5,275	$36,053	$181,485
(a)Net financing revenue and other interest income after the provision for credit losses totaled $1.1 billion and $925 million for the three months ended September 30, 2020, and September 30, 2019, respectively.

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2020
Net financing revenue (loss) and other interest income	$3,131	$34	$98	$220	$(83)	$3,400
Other revenue	148	913	65	28	151	1,305
Total net revenue	3,279	947	163	248	68	4,705
Provision for credit losses	1,150	—	4	140	43	1,337
Total noninterest expense	1,407	846	113	84	360	2,810
Income (loss) from continuing operations before income tax expense	$722	$101	$46	$24	$(335)	$558
Total assets	$103,366	$8,944	$15,503	$5,995	$51,462	$185,270
2019
Net financing revenue and other interest income	$3,080	$41	$135	$175	$46	$3,477
Other revenue	188	935	16	30	105	1,274
Total net revenue	3,268	976	151	205	151	4,751
Provision for credit losses	707	—	2	29	(16)	722
Total noninterest expense	1,344	775	111	73	246	2,549
Income (loss) from continuing operations before income tax expense	$1,217	$201	$38	$103	$(79)	$1,480
Total assets	$115,096	$8,478	$16,583	$5,275	$36,053	$181,485
(a)Net financing revenue and other interest income after the provision for credit losses totaled $2.1 billion and $2.8 billion for the nine months ended September 30, 2020, and September 30, 2019, respectively.

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
Purported and Certified Class Actions
In March 2016, Ally filed an action against two buyers of a motor vehicle—Ally Financial Inc. v. Alberta Haskins and David Duncan, Case No. 16JE-AC01713-01, in the Circuit Court of Jefferson County, Missouri—for the purpose of collecting the deficiency that remained due under the retail installment sales contract after the buyers had defaulted and the vehicle had been repossessed and disposed of. In March 2017, the buyers filed a second amended answer and counterclaim on behalf of nationwide and Missouri classes, arguing that Ally’s pre- and post-disposition notices had violated Article 9 of the Uniform Commercial Code as adopted in each State and other applicable jurisdiction. The request for relief included an indeterminate amount of actual, statutory, and punitive damages as well as fees, costs, interest, and other remedies. In May 2018, the circuit court certified the nationwide and Missouri classes and denied Ally’s motion for partial summary judgment. In September 2018, the case was reassigned to a different circuit-court judge, and in February 2019, Ally filed a motion to decertify the nationwide and Missouri classes. In November 2019, the circuit court denied Ally’s motion to decertify. In December 2019, Ally filed a petition with the Missouri Court of Appeals and then with the Missouri Supreme Court for a writ prohibiting the circuit court from taking further action other than vacating the order denying decertification, but each of those petitions was denied. In June 2020, the buyers on behalf of the certified nationwide and Missouri classes filed a motion for partial summary judgment on liability and damages, including statutory damages, the waiver of amounts due, and prejudgment interest. These damages, if awarded by the court, could be significant. In August 2020, Ally filed a petition for a writ of certiorari with the United States Supreme Court—Ally Financial Inc. v. Alberta Haskins et al., No. 20-177—requesting review of the Missouri Supreme Court’s order denying Ally’s petition for a writ of prohibition. We intend to vigorously defend against the claims made by the buyers, including their measure of alleged damages, and the circuit court’s certification of nationwide and Missouri classes.
24.    Subsequent Events
Declaration of Quarterly Dividend
On October 6, 2020, our Board declared a quarterly cash dividend of $0.19 per share on all common stock. The dividend is payable on November 13, 2020, to stockholders of record at the close of business on October 30, 2020.

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
All forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, which may change over time and many of which are beyond our control. You should not rely on any forward-looking statement as a prediction or guarantee about the future. Actual future objectives, strategies, plans, prospects, performance, conditions, or results may differ materially from those set forth in any forward-looking statement. While no list of assumptions, risks, or uncertainties could be complete, some of the factors that may cause actual results or other future events or circumstances to differ from those in forward-looking statements include:
•evolving local, regional, national, or international business, economic, or political conditions;
•changes in laws or the regulatory or supervisory environment, including as a result of recent financial services legislation, regulation, or policies or changes in government officials or other personnel;
•changes in monetary, fiscal, or trade laws or policies, including as a result of actions by government agencies, central banks, or supranational authorities;
•changes in accounting standards or policies, including ASU 2016-13, Financial Instruments—Credit Losses;
•changes in the automotive industry or the markets for new or used vehicles, including the rise of vehicle sharing and ride hailing, the development of autonomous and alternative-energy vehicles, and the impact of demographic shifts on attitudes and behaviors toward vehicle ownership and use;
•disruptions or shifts in investor sentiment or behavior in the securities, capital, or other financial markets, including financial or systemic shocks and volatility or changes in market liquidity, interest or currency rates, or valuations;
•uncertainty about the future of LIBOR and any negative impacts that could result;
•changes in business or consumer sentiment, preferences, or behavior, including spending, borrowing, or saving by businesses or households;
•changes in our corporate or business strategies, the composition of our assets, or the way in which we fund those assets;
•our ability to execute our business strategy for Ally Bank, including its digital focus;
•our ability to optimize our automotive finance and insurance businesses and to continue diversifying into and growing other consumer and commercial business lines, including mortgage lending, personal lending, corporate finance, brokerage, and wealth management;
•our ability to develop capital plans that will be approved by the FRB and our ability to implement them, including any payment of dividends or share repurchases;
•our ability to effectively manage capital or liquidity consistent with evolving business or operational needs, risk-management standards, and regulatory or supervisory requirements;
•our ability to cost-effectively fund our business and operations, including through deposits and the capital markets;
•changes in any credit rating assigned to Ally, including Ally Bank;
•adverse publicity or other reputational harm to us or our senior officers;
•our ability to develop, maintain, or market our products or services or to absorb unanticipated costs or liabilities associated with those products or services;
•our ability to innovate, to anticipate the needs of current or future customers, to successfully compete, to increase or hold market share in changing competitive environments, or to deal with pricing or other competitive pressures;

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
•the continuing profitability and viability of our dealer-centric automotive finance and insurance businesses, especially in the face of competition from captive finance companies and their automotive manufacturing sponsors and challenges to the dealer’s role as intermediary between manufacturers and purchasers;
•our ability to appropriately underwrite loans that we originate or purchase and to otherwise manage credit risk;
•changes in the credit, liquidity, or other financial condition of our customers, counterparties, service providers, or competitors;
•our ability to effectively deal with economic, business, or market slowdowns or disruptions;
•judicial, regulatory, or administrative investigations, proceedings, disputes, or rulings that create uncertainty for, or are adverse to, us or the financial services industry;
•our ability to address stricter or heightened regulatory or supervisory requirements and expectations;
•the performance and availability of third-party service providers on whom we rely in delivering products and services to our customers and otherwise conducting our business and operations;
•our ability to maintain secure and functional financial, accounting, technology, data processing, or other operating systems or infrastructure, including our capacity to withstand cyberattacks;
•the adequacy of our corporate governance, risk-management framework, compliance programs, or internal controls over financial reporting, including our ability to control lapses or deficiencies in financial reporting or to effectively mitigate or manage operational risk;
•the efficacy of our methods or models in assessing business strategies or opportunities or in valuing, measuring, estimating, monitoring, or managing positions or risk;
•our ability to keep pace with changes in technology that affect us or our customers, counterparties, service providers, or competitors;
•our ability to successfully make and integrate acquisitions;
•the adequacy of our succession planning for key executives or other personnel and our ability to attract or retain qualified employees;
•natural or man-made disasters, calamities, or conflicts, including terrorist events and pandemics (such as adverse effects of the COVID-19 pandemic on us and our customers, counterparties, employees, and third-party service providers); or
•other assumptions, risks, or uncertainties described in the Risk Factors (Part II, Item 1A herein), Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2 herein), or the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 herein) in this Quarterly Report on Form 10-Q or described in any of the Company’s annual, quarterly or current reports.
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
Unless the context otherwise requires, the following definitions apply. The term “loans” means the following consumer and commercial products associated with our direct and indirect financing activities: loans, retail installment sales contracts, lines of credit, and other financing products excluding operating leases. The term “operating leases” means consumer- and commercial-vehicle lease agreements where Ally is the lessor and the lessee is generally not obligated to acquire ownership of the vehicle at lease-end or compensate Ally for the vehicle’s residual value. The terms “lend,” “finance,” and “originate” mean our direct extension or origination of loans, our purchase or acquisition of loans, or our purchase of operating leases as applicable. The term “consumer” means all consumer products associated with our loan and operating-lease activities and all commercial retail installment sales contracts. The term “commercial” means all commercial products associated with our loan activities, other than commercial retail installment sales contracts. The term “partnerships” means business arrangements rather than partnerships as defined by law.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Selected Financial Data
The selected historical financial information set forth below should be read in conjunction with the MD&A, and our Condensed Consolidated Financial Statements and the notes thereto. The historical financial information presented may not be indicative of our future performance.
The following table presents selected Condensed Consolidated Statement of Comprehensive Income and earnings per common share data.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data; shares in thousands)	2020	2019	2020	2019
Total financing revenue and other interest income	$2,145	$2,491	$6,674	$7,415
Total interest expense	770	1,069	2,599	3,219
Net depreciation expense on operating lease assets	175	234	675	719
Net financing revenue and other interest income	1,200	1,188	3,400	3,477
Total other revenue	484	413	1,305	1,274
Total net revenue	1,684	1,601	4,705	4,751
Provision for credit losses	147	263	1,337	722
Total noninterest expense	905	838	2,810	2,549
Income from continuing operations before income tax expense	632	500	558	1,480
Income tax expense from continuing operations	156	119	159	140
Net income from continuing operations	476	381	399	1,340
Loss from discontinued operations, net of tax	—	—	(1)	(3)
Net income	$476	$381	$398	$1,337
Basic earnings per common share (a):
Net income from continuing operations	$1.27	$0.98	$1.06	$3.37
Net income	1.27	0.97	1.06	3.36
Weighted-average common shares outstanding	375,658	390,205	375,478	397,427
Diluted earnings per common share (a):
Net income from continuing operations	$1.26	$0.97	$1.06	$3.35
Net income	1.26	0.97	1.06	3.35
Weighted-average common shares outstanding	377,011	392,604	376,659	399,442
Common share information:
Cash dividends declared per common share	$0.19	$0.17	$0.57	$0.51
Period-end common shares outstanding	373,857	383,523	373,857	383,523
(a)Includes shares related to share-based compensation that vested but were not yet issued.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following tables present selected Condensed Consolidated Balance Sheet and ratio data.

September 30, ($ in millions)	2020	2019
Selected period-end balance sheet data:
Total assets	$185,270	$181,485
Total deposit liabilities	$134,938	$119,230
Long-term debt	$25,704	$35,730
Total equity	$14,126	$14,450

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Financial ratios:
Return on average assets (a)	1.02%	0.84%	0.29%	1.00%
Return on average equity (a)	13.41%	10.51%	3.77%	12.91%
Equity to assets (a)	7.62%	7.97%	7.75%	7.71%
Common dividend payout ratio (b)	14.96%	17.53%	53.77%	15.18%
Net interest spread (a) (c)	2.49%	2.48%	2.39%	2.45%
Net yield on interest-earning assets (a) (d)	2.65%	2.70%	2.57%	2.68%
(a)The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.
(b)The common dividend payout ratio was calculated using basic earnings per common share.
(c)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.
(d)Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

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

	September 30,
($ in millions)	2020	2019
Common Equity Tier 1 capital ratio	10.36%	9.56%
Tier 1 capital ratio	12.11%	11.22%
Total capital ratio	14.05%	12.76%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	9.00%	9.12%
Total equity	$14,126	$14,450
CECL phase-in adjustment (b)	1,212	—
Goodwill and certain other intangibles	(387)	(279)
Deferred tax assets arising from net operating loss and tax credit carryforwards (c)	(17)	(38)
Other adjustments	(676)	(172)
Common Equity Tier 1 capital	14,258	13,961
Trust preferred securities	2,498	2,495
Other adjustments	(88)	(62)
Tier 1 capital	16,668	16,394
Qualifying subordinated debt and other instruments qualifying as Tier 2	1,035	1,033
Qualifying allowance for credit losses and other adjustments	1,634	1,216
Total capital	$19,337	$18,643
Risk-weighted assets (d)	$137,594	$146,052
(a)Tier 1 leverage ratio equals Tier 1 capital divided by adjusted quarterly average total assets, which both reflect adjustments for disallowed goodwill, certain intangible assets, and disallowed deferred tax assets.
(b)We have elected to delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Refer to Note 17 to the Condensed Consolidated Financial Statements for further information.
(c)Contains deferred tax assets required to be deducted from capital under U.S. Basel III.
(d)Risk-weighted assets are defined by regulation and are generally determined by allocating assets and specified off-balance-sheet exposures to various risk categories.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2020	2019	Favorable/(unfavorable) % change	2020	2019	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,163	$1,137	2	$3,279	$3,268	—
Insurance	346	303	14	947	976	(3)
Mortgage Finance	66	49	35	163	151	8
Corporate Finance	84	69	22	248	205	21
Corporate and Other	25	43	(42)	68	151	(55)
Total	$1,684	$1,601	5	$4,705	$4,751	(1)
Income from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$566	$429	32	$722	$1,217	(41)
Insurance	78	56	39	101	201	(50)
Mortgage Finance	26	11	136	46	38	21
Corporate Finance	60	44	36	24	103	(77)
Corporate and Other	(98)	(40)	(145)	(335)	(79)	n/m
Total	$632	$500	26	$558	$1,480	(62)
n/m = not meaningful
•Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.
Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our dealer-focused business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles make us a premier automotive finance company. Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers. The automotive marketplace is dynamic and evolving, and we are focused on meeting the needs of both our dealer and consumer customers and continuing to strengthen and expand upon the approximately 4.5 million consumer accounts in our portfolio and 18,700 dealer relationships we have. Clearlane, our online automotive lender exchange, expands our direct-to-consumer capabilities and provides a digital platform for consumers seeking financing. Clearlane further enhances our automotive financing offerings, dealer relationships, and digital capabilities. Additionally, we continue to identify and cultivate relationships with automotive retailers including those with leading eCommerce platforms. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The Growth channel was established to focus on developing dealer relationships beyond those relationships that primarily were developed through our role as a captive finance company for GM and Chrysler. The Growth channel was expanded to include direct-to-consumer financing through Clearlane and other channels and our arrangements with online automotive retailers. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. The success of the Growth channel has been a key enabler to converting our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have approximately 12,300 dealer relationships, of which approximately 86% are franchised dealers (including brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda, and others), or used vehicle only retailers with a national presence.
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
•Our Mortgage Finance operations consist of the management of held-for-investment and held-for-sale consumer mortgage loan portfolios. Our held-for-investment portfolio includes bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties, and our direct-to-consumer Ally Home mortgage offering.
Through the bulk loan channel, we purchase loans from several qualified sellers including direct originators and large aggregators who have the financial capacity to support strong representations and warranties and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel. During the three and nine months ended September 30, 2020, we purchased $659 million and $3.0 billion of mortgage loans that were originated by third parties. Our mortgage loan purchases are held-for-investment.
Through our direct-to-consumer channel, which was introduced late in 2016, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment provider. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo and LMI mortgages are originated as held-for-investment. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April 2019, we announced a strategic partnership with Better.com, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, Better.com conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offerings in a highly innovative, scalable, and cost-efficient manner, while Ally retains control of all the marketing and advertising strategies and loan pricing. During the three and nine months ended September 30, 2020, we originated $1.3 billion and $3.2 billion of mortgage loans through our direct-to-consumer channel.
The combination of our bulk portfolio purchase program and our direct-to-consumer strategy provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.
•Our Corporate Finance operations primarily provides senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies owned by private equity sponsors, and loans to asset managers that primarily provide leveraged loans. We believe our growing deposit-based funding model coupled with our expanded product offerings and deep industry relationships provide an advantage over our competition, which includes other banks as well as publicly and privately held finance companies. Our corporate finance lending portfolio is generally composed of first-lien, first-out loans. Our primary focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, expansions, restructurings, and working capital. Additionally, our Lender Finance business provides asset managers with partial funding for their direct-lending activities. The portfolio is well diversified across multiple industries including manufacturing, distribution, services, and other specialty sectors. These specialty sectors include our Technology Finance and Healthcare verticals. Our Technology Finance vertical provides financing solutions to venture capital-backed, technology-based companies. The Healthcare vertical provides financing across the healthcare spectrum including services, pharmaceuticals, manufacturing, and medical devices and supplies. We also provide a commercial real estate product focused on lending to skilled nursing facilities, senior housing, medical office buildings, and hospitals.
•Corporate and Other primarily consists of centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes activity related to certain equity investments, which primarily consist of FHLB and FRB stock, the management of our

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments.
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
Additionally, beginning in October 2019 with the acquisition of Health Credit Services, financial information related to our consumer unsecured financing is included within Corporate and Other. The Health Credit Services business has been renamed Ally Lending and currently serves medical and home improvement service providers by enabling promotional and fixed rate installment-loan products through a highly digital application process at point-of-sale. The home improvement segment was launched in the second quarter of 2020, now represents approximately 20% of new originations, and is expected to grow. We believe the market outlook for point-of-sale lending provides attractive opportunities for future diversification, including in the automotive servicing and vehicle upfit space. Point-of-sale lending broadens our capabilities, and expands our product offering into consumer unsecured lending, all while helping to further meet the financial needs of our customers. Refer to Note 2 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for additional details on the acquisition of Health Credit Services.
Significant Business Developments Related to COVID-19
The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deteriorations in household, business, economic, and market conditions, including in the United States where we conduct nearly all of our business. Although several leading measures, such as labor conditions and the rate of growth as measured by GDP, indicate that an economic rebound has begun to occur ahead of initial expectations, COVID-19 has not yet been contained and could continue to affect significantly more households and businesses.
Many governmental and nongovernmental authorities initially responded to COVID-19 by curtailing household and business activity as a containment measure while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. Although this response slowed the rate of spread of COVID-19 and supported economic stability, the number of cases has risen meaningfully at times, and the potential exists for further resurgences to occur, especially during the upcoming cold-and-flu season. In addition, while monetary policy remains highly accommodative, a number of stimulative fiscal programs and actions have expired or been exhausted without renewal. National, regional, and local economies and markets could suffer further disruptions that are lasting.
While we have experienced improvements in our business during the three months ended September 30, 2020, the COVID-19 pandemic has negatively impacted us and our customers, counterparties, employees, and third-party service providers since its spread began to accelerate in March 2020. At this time, we cannot yet be confident in the extent of this negative impact or the trajectory of the macroeconomic outlook—especially with the recent resurgence of COVID-19 in much of the United States and ongoing uncertainties around the efficacy, availability, and acceptance of medical treatments and potential vaccines—and the adverse effects on our business, financial position, results of operations, and prospects could be significant. For further information on these risks and uncertainties, refer to the section titled Risk Factors in Part II, Item 1A of this report.
During the pandemic, we have consistently prioritized the health and well-being of our employees, offered industry-leading support and relief to our customers, and strived to make a difference in the communities where we operate. These actions reflect our relentless “Do It Right” philosophy.
•Credit-risk management — Our credit performance has been directly impacted by the pandemic. Prior to the pandemic, the national unemployment rate was below 4% for an extended period and was projected to sustain those levels into the foreseeable future. Additionally, most widely available forecasts assumed that a moderate rate of growth would continue throughout 2020. The impact of the lockdowns, stay-in-place directives, and other restrictive actions issued and enforced by state and local officials as a result of the pandemic, contributed to a significant increase in the national unemployment rate, which rose to a peak of 14.7% in April before moderating at a faster-than-expected-pace to 7.9% as of September 30, 2020. Similarly, the rate of economic growth, as measured by GDP, declined sharply on a quarter-over-quarter seasonally adjusted annualized rate basis in the second quarter by 31.7%, and rebounded in the third quarter of 2020 as the economy grew by 33.1% quarter-over-quarter based on this measure.
In response to the impacts caused by the COVID-19 pandemic, we have taken significant actions to support our customers with industry-leading relief programs, while prudently managing our credit risk exposure. In our consumer automotive loan portfolio, existing customers had the option to elect to defer their payments for up to 120 days without late fees being incurred, but with finance charges continuing to accrue. This program was made available to all consumer automotive loan customers beginning March 18, 2020. The length of the deferral offering was reduced incrementally, until on June 21, 2020, we eliminated the offering and migrated back to our standard extension process. Following the termination of the program, we have continued to work with impacted customers in accordance with our established credit risk management policies and practices. We have invested significant resources, including introducing enhanced digital capabilities and new communication tools, to support customers who continue to experience hardships after the initial deferrals expire. Additionally, our scaled staffing model and resource capabilities have allowed

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
for a nimble response to augment staffing to support these efforts. For our commercial dealer customers that were current on all payment obligations, we offered a waiver of curtailments on wholesale floorplan loans, an increase in floorplan advance rates, a deferral of interest and insurance charges on wholesale borrowings, and a deferral of term loan payments from April through July 2020. In our mortgage-lending business, existing customers experiencing financial hardship due to an interruption of income related to the COVID-19 pandemic were afforded the opportunity to defer their loan payments for up to 120 days, with an option for an additional 60 days, without late fees being incurred but with interest continuing to accrue. In our personal-lending business, existing customers experiencing financial hardship due to the COVID-19 pandemic had the opportunity to elect to defer their loan payments for up to 120 days without late fees being incurred or finance charges continuing to accrue. For more detail and further discussion about relief programs, refer to the section titled Credit Quality Indicators in Note 8 to the Condensed Consolidated Financial Statements and to the section titled Risk Management within this MD&A.
In addition to the support that we have provided to our customers, governments have taken unprecedented steps to partially mitigate the adverse effects of their actions to contain the spread of COVID-19. For example, in late March 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy. One component of the CARES Act is the PPP, which is a guaranteed, unsecured loan program administered by the SBA. Loans under the PPP are fully guaranteed and may be forgiven by the SBA and can be obtained by small businesses and other entities to cover payroll costs and other expenses, including mortgage payments, rents, and utilities. At September 30, 2020, we had 921 loans with a carrying value of $719 million outstanding to our commercial dealer customers under the PPP. As these loans are guaranteed by the SBA, we are exposed to limited to no incremental credit risk and do not maintain an allowance for loan losses under CECL for this portfolio. Among its other provisions, the CARES Act significantly expanded eligibility for, and the amount of, unemployment benefits, created and funded the advance payment of a refundable tax credit for 2020, and appropriated $500 billion to the Treasury Secretary to support U.S. air carriers and other U.S. businesses that have not otherwise received adequate economic relief as well as states and municipalities. A number of stimulus programs under the CARES Act have expired, including the provision of enhanced unemployment benefits. It is unclear whether Congress will renew these programs or create new ones and how our customers will be impacted.
The pandemic has significantly impacted our provision for credit losses. During the second half of March 2020, the economy experienced a significant deterioration driven by the COVID-19 pandemic, which impacted our allowance for loan losses. During the three months ended March 31, 2020, we recorded an additional $602 million of provision expense for credit losses associated with the deterioration in the macroeconomic outlook from COVID-19. During the second quarter of 2020, we incurred total provision expense of $287 million, which included $128 million attributable to the macroeconomic environment and other factors aside from changes in portfolio size and incremental net charge-offs. During the third quarter of 2020, we incurred total provision expense of $147 million. Our provision expense for the quarter was composed of a replenishment of reserves due to incremental net charge-offs of $122 million, an increase in reserves of $59 million driven by an increase in portfolio size, and a reduction in reserves of $34 million attributable to the improving macroeconomic environment, predominately the unemployment rate, and other factors aside from changes in portfolio size and incremental net charge-offs. Additionally, provision expense for credit losses was favorably impacted by lower net charge-offs in our consumer automotive portfolio as losses decreased $136 million for the three months ended September 30, 2020, compared to the prior period in 2019. The significant decrease in net charge-offs in our consumer automotive portfolio for the three months ended September 30, 2020, was attributable to strong payment performance and delinquency trends through the pandemic. Personal income and savings levels have increased as lenders, including us, have provided significant support in the form of loan modifications and fee waivers, which is in addition to the fiscal and monetary stimulus actions detailed above. Similarly, consumer discretionary spending levels have decreased significantly during the pandemic, most notably in the first and second quarters of 2020, driven by reductions in spending on services as a result of stay-in-place orders and decreased travel. Net charge-offs in our consumer automotive portfolio also continue to benefit from strong used vehicle prices. In the third quarter of 2020, used vehicle prices, as well as our off-lease gain per unit, reached the highest level since January 2010, which reduced the realized loss impact in instances of default. Our provision expense for credit losses increased $615 million to $1.3 billion for the nine months ended September 30, 2020. While the macroeconomic environment has rebounded and improved during the quarter, the increase in provision expense year-over-year reflects the significant deterioration observed since the inception of the pandemic. The deterioration in the macroeconomic environment drove a significant increase in our allowance for loan losses during 2020, as compared to 2019.
While we are encouraged by the positive signs in performance observed during the three months ended September 30, 2020, the degree to which our actions and those of governments and others will directly or indirectly assist our customers, and the economy generally, is not yet clear.
•Liquidity management, funding, and capital markets — Our retail deposit business has remained a source of strength for us through the pandemic. To support our retail deposit customers, we waived fees for overdrafts, excessive transactions, and expedited shipping of checks and debit cards through July 31, 2020. Through September 30, 2020, we refunded fees of approximately $6 million on excess transactions and overdrafts. For our brokerage customers, we waived fees for broker-assisted trades, paper statements, and overnight outbound check processing through July 31, 2020. In our retail deposits business, we continue to monitor several key items in light of a highly uncertain macroeconomic outlook, including elevated competitive pressures on the direct-banking industry given the low rate environment, overall health of the consumer and potential impacts of the pandemic, uncertainty around further stimulus measures, and how customers deploy elevated savings levels over time. Our deposits franchise recorded strong growth in retail deposits during both the three months and nine months ended September 30, 2020. During the three months

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
ended September 30, 2020, we grew retail deposits by approximately $5 billion to $120.8 billion, representing 19% growth year-over-year, despite declines in online savings account yields, as well as significant outflows as customers remitted tax payments to governmental authorities, which typically occurs earlier in the year. For the nine months ended September 30, 2020, we grew retail deposits over $17 billion, led by an approximate $10 billion increase in the second quarter of 2020. Our retail deposit customer retention rate remained steady through the third quarter at 96% while we grew our mix of total deposit funding to 82%, with the remainder through secured, unsecured, and FHLB borrowings. For additional discussions surrounding our liquidity positions and related risks, refer to the section titled Liquidity Management, Funding, and Regulatory Capital in this MD&A.
In addition to the significant injection of fiscal stimulus by the federal government, the FRB has taken decisive and sweeping actions. Since March 15, 2020, these actions have included a reduction in the target range for the federal funds rate to zero to 0.25 percent, a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, and numerous facilities to support the flow of credit to households and businesses, such as the Municipal Liquidity Facility, the Main Street Lending Program, the Primary Market Corporate Credit Facility, the Secondary Market Corporate Credit Facility, the Term Asset-Backed Securities Loan Facility, the Money Market Mutual Fund Liquidity Facility, and the Commercial Paper Funding Facility. We continue to execute opportunistic liability management actions and secure additional liquidity at Ally Financial Inc. through the unsecured debt capital markets. On April 6, 2020, and June 1, 2020, we issued $750 million aggregate principal amount of 5.8% senior unsecured notes due 2025 and $800 million aggregate principal amount of 3.05% senior unsecured notes due 2023, respectively. Additionally, we issued $750 million aggregate principal amount of 1.45% senior unsecured notes due 2023 on September 16, 2020. To more cost-effectively manage liquidity at Ally Bank, we elected during the third quarter of 2020 to prepay and early terminate 13 FHLB advances with an aggregate principal balance of $2.5 billion. In doing so, we recognized a loss on early repayment of FHLB borrowings of $48 million on this transaction during the three months ended September 30, 2020. We continue to assess liability management opportunities utilizing our deposit funding at Ally Bank.
Public equity markets have experienced significant volatility as a result of the pandemic, which has impacted our investment securities portfolio. For the three and nine months ended September 30, 2020, we recognized net realized gains on equity securities of $7 million and $88 million, respectively. For the three months ended September 30, 2020, we recognized net unrealized gains on equity securities of $14 million, as compared to net unrealized losses on equity securities of $82 million for the nine months ended September 30, 2020. Given the unpredictability of COVID-19 and its direct and indirect effects on market conditions, it is possible that unusual volatility in the equity markets could continue to positively or negatively impact our results.
•Regulatory capital and stress testing — We continue to carefully monitor our capital and liquidity positions. On March 17, 2020, in order to support the FRB's effort to mitigate the impact of the COVID-19 pandemic on the U.S. economy and the financial system, we announced the voluntary suspension of our stock-repurchase program through its termination on June 30, 2020. Consistent with the FRB’s restrictions on common-stock repurchases by large firms such as Ally, described below, we do not currently plan to implement a new stock-repurchase program or repurchase shares of our common stock, except in connection with compensation plans, for the remainder of 2020.
We have elected to phase the estimated impact of CECL into regulatory capital in accordance with the interim final rule of the FRB and other U.S. banking agencies that became effective on March 31, 2020, and that was subsequently clarified and adjusted in a final rule effective September 30, 2020. As further described in Note 17 to the Condensed Consolidated Financial Statements, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. As of September 30, 2020, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $1.2 billion.
We submitted our 2020 capital plan to the FRB in April 2020. In June 2020, the FRB provided us with the results of the supervisory stress test, additional industry-wide sensitivity analyses conducted in light of the COVID-19 pandemic, and our preliminary stress capital buffer requirement. At the same time, the FRB announced its determination that changes in financial markets or the macroeconomic outlook could have a material effect on the risk profiles and financial conditions of firms subject to the capital-plan rule and that, as a result, the firms (including Ally) would be required to resubmit capital plans to the FRB within 45 days after receiving updated stress scenarios from the FRB. Also at the same time, the FRB announced the suspension of nearly all common-stock repurchases and restrictions on common-stock dividends for large firms such as Ally during the third quarter of 2020. In September 2020, the FRB released its updated scenarios and extended the limitations on common-stock repurchases and common-stock dividends for the fourth quarter of 2020. We updated our capital plan in light of firm-specific baseline and stress scenarios, as required, and submitted our updated plan to the FRB on November 2, 2020. Refer to Note 17 to the Condensed Consolidated Financial Statements for further discussion about regulatory capital, capital planning, and stress testing.
At September 30, 2020, Ally and Ally Bank were “well-capitalized” and met all applicable regulatory capital requirements, including with Common Equity Tier 1 capital ratios of 10.36% and 13.63%, respectively, compared to the minimum requirement of 4.50%. We continue to anticipate that we will have sufficient capital levels to meet all of these requirements.
•Dealer Financial Services — Our lending and finance receivable balances have been impacted by the pandemic. Through the second quarter of 2020, as governments acted to temporarily close or restrict the operations of businesses, including automotive

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
dealers, and as many consumers and businesses changed their behavior in response to governmental mandates and advisories to sharply restrain commercial and social interactions, we experienced significant reductions in our consumer automotive loan applications. In addition, we observed downward pressure on the automotive sales and other operating results of our dealer customers, on their capacity to accept the return of leased vehicles, and on used-vehicle auction activity and values. Many automotive manufacturers and their suppliers also had taken measures to slow or shut down production in response to the pandemic, which negatively affected dealer inventory levels and sales and significantly reduced wholesale floorplan lending business to dealers. As consumers and businesses adapted to changed conditions and many governmental authorities relaxed their restrictions later in the second quarter, we began to observe a recovery in quality loan application volume and resulting booked originations. In addition, automotive manufacturers and suppliers restarted production, albeit at reduced levels, and in August 2020 we experienced our first month-over-month increase in wholesale floorplan balances since the pandemic was declared. For the three months ended September 30, 2020, we decisioned 3.2 million consumer automotive financing applications, consistent with prior year levels, and funded balances of approximately $9.8 billion, as compared to 3.1 million in applications and $7.2 billion in originations for the three months ended June 30, 2020. In the three months ended September 30, 2020, booked contracts from our used segment totaled over $5.4 billion. Our commercial automotive assets increased approximately $146 million in the third quarter of 2020. Refer to the section titled Automotive Financing Volume in this MD&A for a further discussion regarding the impacts of COVID-19 on our business.
In our Insurance operations, we similarly experienced significantly reduced F&I written premiums in late March and early in the second quarter and then a gradual recovery since that time. Total F&I written premiums were $269 million in the third quarter of 2020, which was down slightly from $274 million during the same period in the prior year. Written insurance premiums from our property and casualty business declined during the three months and nine months ended September 30, 2020, as a result of lower vehicle inventory levels due primarily to impacts of COVID-19.
•Other consumer and commercial products — Within our Corporate Finance business, we experienced higher draws on commercial customer lines of credit during the second half of March 2020, but this trend abated in April. Through the second and third quarters of 2020, we experienced significant pay-downs on draws that had been taken at the outset of the pandemic. Our balance of unfunded commitments increased from $2.5 billion at the end of the first quarter of 2020 to $3.5 billion and $3.8 billion at the end of the second and third quarters, respectively.
In our Mortgage Finance business, refinance volume and prepayment activity increased through the third quarter of 2020, driven by lower market interest rates.
In Ally Invest, we observed a significant increase in self-directed accounts to 400 thousand through the third quarter of 2020. While we experienced a significant outflow of deposits to brokerage accounts after the pandemic had been declared, Ally Invest was able to capture approximately one-third of these outflows. Net customer assets reached $11.1 billion as of September 30, 2020, and we experienced higher than usual daily trade volume throughout the pandemic.
In our personal lending business, we originated $167 million of personal loans during the three months ended September 30, 2020, almost double the amount originated during the prior quarter.
•General operations — The COVID-19 pandemic and related governmental mandates and advisories have necessitated changes in the way we operate our business. We activated our business continuity plan in late February 2020 and, since then, have migrated nearly all our workforce off-site or to work-from-home arrangements to mitigate health risks. We are also carefully monitoring the activities of our vendors and other third-party service providers to manage the risks associated with any potential service disruptions. The length of time we may be required to operate under these circumstances, as well as the potential for them to worsen or for significant disruptions to occur, remains uncertain. While we have not yet experienced material adverse disruptions to our internal operations or third-party services due to the COVID-19 pandemic, we continue to review evolving risks and developments.
•Employees and communities — To support our employees during the pandemic, we have provided a range of financial-assistance offerings and enhanced benefits, including a $1,200 payment for those earning less than $100,000. In May, we launched the Ally Employee Relief Fund with a $250 thousand contribution. Through the end of the third quarter, this fund has been augmented by over $100 thousand in additional employee donations and has helped over 400 of our employees. In August, recognizing the continuing difficulties caused by the pandemic, we paid 50% of the 2020 incentive-compensation targets for most of our non-executive employees. These payments were not incremental but rather were an advance of expected year-end amounts.
Consistent with our culture and “Do it Right” philosophy, we have pledged financial support to our communities for emergency needs, such as food, health care, emergency housing, and childcare. For example, on September 24, 2020, we announced our commitment to invest $30 million in communities across our geographic footprint over the next three years. We also announced the creation of the Ally Charitable Foundation, which will deploy grants to support economic mobility in the communities we serve with a focus on affordable housing, financial literacy, workplace preparedness, and other initiatives.
We are committed to driving financial and social inclusion as part of our ‘Do it Right’ philosophy. This means engaging with stakeholders—including our customers, communities, employees, and suppliers— to improve economic mobility. Most recently, in October 2020, we, alongside the Thurgood Marshall College Fund and Sean Anderson Foundation, held our second annual Moguls

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
in the Making entrepreneurial competition to help foster opportunities for young, up-and-coming entrepreneurs from our nation’s publicly-supported historically Black colleges and universities.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by business line.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2020	2019	Favorable/(unfavorable) % change	2020	2019	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,145	$2,491	(14)	$6,674	$7,415	(10)
Total interest expense	770	1,069	28	2,599	3,219	19
Net depreciation expense on operating lease assets	175	234	25	675	719	6
Net financing revenue and other interest income	1,200	1,188	1	3,400	3,477	(2)
Other revenue
Insurance premiums and service revenue earned	276	280	(1)	816	802	2
Gain on mortgage and automotive loans, net	33	10	n/m	35	22	59
(Loss) gain on extinguishment of debt	(49)	1	n/m	(50)	(2)	n/m
Other gain on investments, net	64	27	137	173	174	(1)
Other income, net of losses	160	95	68	331	278	19
Total other revenue	484	413	17	1,305	1,274	2
Total net revenue	1,684	1,601	5	4,705	4,751	(1)
Provision for credit losses	147	263	44	1,337	722	(85)
Noninterest expense
Compensation and benefits expense	342	296	(16)	1,036	910	(14)
Insurance losses and loss adjustment expenses	85	74	(15)	301	260	(16)
Goodwill impairment	—	—	—	50	—	n/m
Other operating expenses	478	468	(2)	1,423	1,379	(3)
Total noninterest expense	905	838	(8)	2,810	2,549	(10)
Income from continuing operations before income tax expense	632	500	26	558	1,480	(62)
Income tax expense from continuing operations	156	119	(31)	159	140	(14)
Net income from continuing operations	$476	$381	25	$399	$1,340	(70)
n/m = not meaningful
We earned net income from continuing operations of $476 million and $399 million for the three months and nine months ended September 30, 2020, respectively, compared to $381 million and $1.3 billion for the three months and nine months ended September 30, 2019. During the three months ended September 30, 2020, results were favorably impacted by lower provision for credit losses, driven by lower net charge-offs within our consumer automotive portfolio. Results were also favorably impacted by higher other revenue and net financing revenue and other interest income, which more than offset the increase in noninterest expense. During the nine months ended September 30, 2020, results were unfavorably impacted by higher provision for credit losses, driven by economic disruption as a result of the COVID-19 pandemic. Results were also unfavorably impacted by lower net financing revenue and other interest income driven by decreases in our commercial automotive revenue due to lower outstanding floorplan assets and lower benchmark interest rates, lower income from cash balances and investment securities, and higher prepayment activity within our mortgage finance operations as well as higher noninterest expense.
Net financing revenue and other interest income increased $12 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, and decreased $77 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase in net financing revenue and other interest income during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was driven by increased consumer automotive financing revenue within our Automotive Finance operations, primarily due to improved portfolio yields, excluding the unfavorable impact of hedges, as a result of our continued focus on expanding risk-adjusted returns. The decrease in net financing revenue and other interest income during the nine months ended September 30, 2020, as compared to the same period in 2019, was negatively impacted by a decrease of $549 million in our commercial automotive financing revenue, primarily due to lower outstanding floorplan assets as a result of vehicle inventory declines that have resulted from lower automotive production levels due to COVID-19 and the GM strike which occurred in September 2019 and as a result of lower benchmark interest rates. Results were also unfavorably impacted by lower income from our investment securities portfolio,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
lower interest income from cash balances due to a lower interest rate environment, and higher prepayment activity within our Mortgage Finance operations. This decrease was partially offset by a 19% decrease in total interest expense for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, which was driven by lower market interest rates, which drove a decrease in our deposit rates, and our continued shift to more cost-efficient deposit funding. Our total deposit liabilities increased $15.7 billion to $134.9 billion as of September 30, 2020, as compared to September 30, 2019.
The loss on extinguishment of debt increased $50 million and $48 million for the three months and nine months ended September 30, 2020, respectively, as compared to the three months and nine months ended September 30, 2019. During the three months ended September 30, 2020, we recognized a loss on early repayment of FHLB borrowings of $48 million, as we elected during the third quarter of 2020 to prepay and early terminate 13 FHLB advances with an aggregate principal balance of $2.5 billion to more cost-effectively manage liquidity at Ally Bank.
Other gain on investments was $64 million and $173 million for the three months and nine months ended September 30, 2020, respectively, compared to $27 million and $174 million for the three months and nine months ended September 30, 2019. The increase in gain on investments for the three months ended September 30, 2020, was primarily driven by favorable equity markets conditions during the quarter.
The provision for credit losses was $147 million and $1.3 billion for the three months and nine months ended September 30, 2020, respectively, compared to $263 million and $722 million for the same periods in 2019. The decrease in provision for credit losses during the three months ended September 30, 2020, was primarily driven by lower net charge-offs within our consumer automotive portfolio. The increase in provision for credit losses for the nine months ended September 30, 2020, was primarily driven by reserve increases associated with the broad macroeconomic impact resulting from the COVID-19 pandemic. Additionally, the provision for credit losses for the nine months ended September 30, 2020, increased as a result of higher provisions for specific loan exposures within our Corporate Finance operations. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $67 million and $261 million for the three months and nine months ended September 30, 2020, respectively, as compared to the three months and nine months ended September 30, 2019. The increases for the three months and nine months ended September 30, 2020, were driven by higher compensation and benefits expense from the acquisition of Health Credit Services, which we renamed Ally Lending during the three months ended December 31, 2019, and increased expenses to support the growth of our consumer product suite, as we continue to make investments in our technology platform to enhance the customer experience and expand our digital capabilities and portfolio of products. The increase for the nine months ended September 30, 2020, was also driven by an impairment charge of $50 million related to the goodwill at Ally Invest. The recognition of this impairment was the result of certain business developments that impacted the expected growth and timing of revenue at Ally Invest. Refer to Note 11 to the Condensed Consolidated Financial Statements for further information.
We recognized total income tax expense from continuing operations of $156 million and $159 million for the three months and nine months ended September 30, 2020, respectively, compared to $119 million and $140 million for the same periods in 2019. The increase in income tax expense for the three months ended September 30, 2020, compared to the same period in 2019, was primarily due to the tax effects of an increase in pretax earnings. The increase in income tax expense for the nine months ended September 30, 2020, compared to the same period in 2019, was primarily due to a nonrecurring tax benefit of approximately $200 million from the release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2019, and a nondeductible goodwill impairment during the second quarter of 2020, offset by the tax effects of a decrease in pretax earnings. The valuation allowance release resulted in a significant variation in the customary relationship between pretax income and income tax expense for the nine months ended September 30, 2019.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2020	2019	Favorable/(unfavorable) % change	2020	2019	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,253	$1,227	2	$3,670	$3,541	4
Commercial	153	385	(60)	670	1,219	(45)
Loans held-for-sale	—	—	—	—	1	(100)
Operating leases	360	368	(2)	1,070	1,092	(2)
Other interest income	1	3	(67)	4	7	(43)
Total financing revenue and other interest income	1,767	1,983	(11)	5,414	5,860	(8)
Interest expense	490	671	27	1,608	2,061	22
Net depreciation expense on operating lease assets (a)	175	234	25	675	719	6
Net financing revenue and other interest income	1,102	1,078	2	3,131	3,080	2
Other revenue
Gain on automotive loans, net	—	—	—	—	8	(100)
Other income	61	59	3	148	180	(18)
Total other revenue	61	59	3	148	188	(21)
Total net revenue	1,163	1,137	2	3,279	3,268	—
Provision for credit losses	128	265	52	1,150	707	(63)
Noninterest expense
Compensation and benefits expense	134	128	(5)	415	391	(6)
Other operating expenses	335	315	(6)	992	953	(4)
Total noninterest expense	469	443	(6)	1,407	1,344	(5)
Income from continuing operations before income tax expense	$566	$429	32	$722	$1,217	(41)
Total assets	$103,366	$115,096	(10)	$103,366	$115,096	(10)
(a)Includes net remarketing gains of $71 million and $62 million for the three months and nine months ended September 30, 2020, respectively, compared to remarketing gains of $28 million and $66 million for the three months and nine months ended September 30, 2019.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$72,999	6.56%	$73,162	6.66%	$72,605	6.53%	$72,147	6.57%
Commercial
Wholesale floorplan (c)	15,385	3.02	27,520	4.57	20,226	3.55	28,838	4.72
Other commercial automotive (d)	5,880	4.04	5,753	4.69	5,705	4.24	5,681	4.71
Investment in operating leases, net (e)	9,317	7.89	8,525	6.24	9,155	5.76	8,428	5.92
(a)Average balances are calculated using a combination of monthly and daily average methodologies.
(b)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Condensed Consolidated Financial Statements.
(c)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other.
(d)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(e)Yield includes gains on the sale of off-lease vehicles of $71 million and $62 million for the three months and nine months ended September 30, 2020, respectively, compared to $28 million and $66 million for the three months and nine months ended September 30, 2019. Excluding these gains on sale, the annualized yield was 4.88% and 4.86% for the three months and nine months ended September 30, 2020, respectively, compared to 4.93% and 4.87% for the three months and nine months ended September 30, 2019.
Our Automotive Finance operations earned income from continuing operations before income tax expense of $566 million and $722 million for the three months and nine months ended September 30, 2020, respectively, compared to income earned of $429 million and $1.2 billion for the three months and nine months ended September 30, 2019. For the three months ended September 30, 2020, the increase was due primarily to lower provision for credit losses due to lower retail net charge-offs, and higher net financing revenue, partially offset by higher noninterest expense. For the nine months ended September 30, 2020, the decrease was due primarily to higher provision for credit losses as a result of the macroeconomic impact resulting from COVID-19 pandemic, and higher noninterest expense.
Consumer automotive loan financing revenue increased $26 million and $129 million for the three months and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increases were primarily due to improved portfolio yields, excluding the unfavorable impact of hedges, as a result of our continued focus on expanding risk-adjusted returns. For the nine months ended September 30, 2020, higher average consumer assets contributed to the increase in revenue as a result of a continued focus on the used-vehicle portfolio primarily through franchised dealers and growth in application volume from our dealer network. Through these actions, we continue to optimize our origination mix and achieve greater portfolio diversification.
Commercial loan financing revenue decreased $232 million and $549 million for the three months and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decreases were primarily due to lower outstanding floorplan assets as a result of vehicle inventory declines that have resulted from lower automotive production levels due to COVID-19 and the GM strike which occurred in September 2019, as well as a reduction in the number of GM dealer relationships due to the competitive environment across the automotive lending market. The decreases were also due to lower yields resulting from lower average benchmark interest rates.
Interest expense was $490 million and $1.6 billion for the three months and nine months ended September 30, 2020, respectively, compared to $671 million and $2.1 billion for the three months and nine months ended September 30, 2019. The decreases were primarily due to lower market interest rates, which drove a decrease in our deposit rates, and our continued shift to more cost-efficient deposit funding. The decreases were also due to lower funding costs due to lower asset levels.
Other income increased 3% and decreased 18% for the three months and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. For the nine months ended September 30, 2020, the decrease was primarily due to a decline in late fee income, attributed to a temporary suppression of late fees as a result of the implementation of our new technology platform for our consumer automotive loans and operating leases. In addition, for customers who elected to defer their payments as part of our COVID-19 relief efforts, late fees were not incurred during the deferral period, as further described in the Risk Management section of this MD&A. The declines were also attributable to decreases in remarketing fee income as a result of disruptions to vehicle sale activities associated with COVID-19 during the first six months of 2020.
Total net operating lease revenue increased $51 million and $22 million for the three months and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. We recognized remarketing gains of $71 million and $62 million for the three months and nine months ended September 30, 2020, respectively, compared to $28 million and $66 million for the same periods in 2019. The increase for the three months ended September 30, 2020, was primarily driven by continued new vehicle supply constraints and an increase in demand for used vehicles. The increase for the nine months ended September 30, 2020, was primarily driven by asset growth and favorable

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
performance and mix in our outstanding lease portfolio, which also partially contributed to the increase for the three months ended September 30, 2020. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for credit losses was $128 million and $1.2 billion for the three months and nine months ended September 30, 2020, respectively, compared to $265 million and $707 million for the same periods in 2019. The decrease for provision expense for the three months ended September 30, 2020, was primarily driven by lower net charge-offs within our consumer automotive portfolio. For the nine months ended September 30, 2020, the increase in our consumer automotive provision was primarily driven by reserve increases associated with macroeconomic deterioration from the COVID-19 pandemic, which was partially offset by lower net charge-offs. Additionally, a provision expense increase in our commercial automotive portfolio was primarily driven by reserve increases associated with macroeconomic deterioration from the COVID-19 pandemic, which was partially offset by reserve decreases driven by $11.5 billion of lower assets primarily within our floorplan balances. Refer to the Risk Management section of this MD&A for further discussion.
Other operating expenses were $335 million and $992 million for the three months and nine months ended September 30, 2020, respectively, compared to $315 million and $953 million for the same periods in 2019. For the three and nine months ended September 30, 2020, we incurred higher costs associated with the implementation of our new technology platform during the first quarter of 2020 for our consumer automotive loans and operating leases.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Automotive Financing Volume
Consumer Automotive Financing
Our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased approximately 17 and 19 basis points for the three months and nine months ended September 30, 2020, respectively, relative to the same periods in 2019. We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates at the time of origination, anticipated operating costs, and targeted return on equity. Our underwriting capabilities allow us to manage our risk tolerance levels to quickly react to major changes in the economy, including the current pandemic environment. Over the past several years, we have continued to focus on optimizing pricing relative to market interest rates as well as portfolio diversification and the used-vehicle segment, primarily through franchised dealers, which has contributed to higher yields on our consumer automotive loan portfolio. Commensurate with this shift in origination mix, we continue to maintain consistent, disciplined underwriting within our new and used consumer automotive loan originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.8 billion, or approximately 11.9%, of our total consumer automotive loans at September 30, 2020, as compared to $8.4 billion, or approximately 11.6% of our total consumer automotive loans at December 31, 2019.
The following table presents retail loan originations by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended September 30, 2020
S	$1.3	24	736	$1.4	47	735
A	2.6	48	682	1.3	43	679
B	1.0	19	639	0.3	10	645
C	0.3	6	578	—	—	609
D	0.1	2	517	—	—	607
E	0.1	1	495	—	—	575
Total retail originations	$5.4	100	677	$3.0	100	699
Three months ended September 30, 2019
S	$1.2	26	738	$1.5	44	744
A	1.9	41	679	1.3	38	676
B	1.2	26	647	0.5	15	644
C	0.3	7	616	0.1	3	615
Total retail originations	$4.6	100	681	$3.4	100	699
Nine months ended September 30, 2020
S	$3.5	24	736	$3.6	46	735
A	6.9	47	681	3.3	42	676
B	3.1	21	643	0.9	11	645
C	0.9	6	601	0.1	1	612
D	0.2	1	541	—	—	593
E	0.1	1	515	—	—	572
Total retail originations	$14.7	100	679	$7.9	100	697
Nine months ended September 30, 2019
S	$3.9	26	738	$4.5	45	744
A	6.2	42	678	3.8	38	676
B	3.7	24	645	1.3	14	644
C	1.1	7	611	0.3	3	613
D	0.1	1	545	—	—	572
Total retail originations	$15.0	100	680	$9.9	100	699
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
0–71	20%	19%	19%	20%
72–75	63	65	64	65
76 +	17	16	17	15
Total retail originations (a)	100%	100%	100%	100%
(a)Excludes RV loans.
Retail originations with a term of 76 months or more represented 17% of total retail originations for both the three months and nine months ended September 30, 2020, compared to 16% and 15% for the three months and nine months ended September 30, 2019, respectively. Substantially all of the loans originated with a term of 76 months or more during the three months and nine months ended September 30, 2020, and 2019, were considered to be prime and in credit tiers S, A, or B. We define prime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.
The following table presents the percentage of total outstanding retail loans by origination year.

September 30,	2020	2019
Pre-2016	3%	8%
2016	6	12
2017	12	19
2018	20	29
2019	30	32
2020	29	—
Total	100%	100%
The 2020, 2019, and 2018 vintages compose 79% of the overall retail portfolio as of September 30, 2020, and have higher average buy rates than older vintages.
The following tables present the total retail loan and operating lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2020	2019	2020	2019
Used retail	$5,416	$4,621	55	50
New retail standard	2,980	3,332	31	36
Lease	1,364	1,255	14	13
New retail subvented	28	52	—	1
Total consumer automotive financing originations (a)	$9,788	$9,260	100	100
(a)Includes CSG originations of $992 million and $969 million for the three months ended September 30, 2020, and 2019, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2020	2019	2020	2019
Used retail	$14,656	$15,032	57	53
New retail standard	7,863	9,749	30	35
Lease	3,442	3,198	13	11
New retail subvented	84	175	—	1
Total consumer automotive financing originations (a)	$26,045	$28,154	100	100
(a)Includes CSG originations of $2.7 billion and $3.0 billion for the nine months ended September 30, 2020, and 2019, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2020	2019	2020	2019
Growth channel	$4,918	$4,239	50	46
Chrysler dealers	2,841	2,602	29	28
GM dealers	2,029	2,419	21	26
Total consumer automotive financing originations	$9,788	$9,260	100	100

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2020	2019	2020	2019
Growth channel	$13,079	$13,592	50	48
Chrysler dealers	7,145	7,338	28	26
GM dealers	5,821	7,224	22	26
Total consumer automotive financing originations	$26,045	$28,154	100	100
Total consumer automotive loan and operating lease originations increased $528 million and decreased $2.1 billion for the three months and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase for the three months ended September 30, 2020, compared to prior year, was primarily driven by higher used retail originations, the majority of which was sourced from diversified channels. The decrease for the nine months ended September 30, 2020, compared to prior year, was primarily due to decreased originations across all channels, driven by impacts of the COVID-19 pandemic including the temporary shutdown or restriction of front end operations of automotive dealers during the second quarter of 2020. These restrictions, along with the industry-wide halt of new vehicle production, drove a significant decrease in industry automotive light vehicle sales.
Our lending and finance receivable balances have been impacted by the pandemic. Through the second quarter of 2020, as governments acted to temporarily close or restrict the operations of businesses, including automotive dealers, and as many consumers and businesses changed their behavior in response to governmental mandates and advisories to sharply restrain commercial and social interactions, we experienced significant reductions in our consumer automotive loan applications. As consumers and businesses adapted to changed conditions and many governmental authorities relaxed their restrictions later in the second quarter, we began to observe a recovery in quality loan application volume and resulting booked originations. For the three months ended September 30, 2020, we decisioned 3.2 million consumer automotive financing applications, consistent with prior year levels, and funded balances of approximately $9.8 billion, as compared to 3.1 million in applications and $7.2 billion in originations for the three months ended June 30, 2020.
We have included origination metrics by loan term and FICO® Score within this MD&A. However, the proprietary way we evaluate risk is based on multiple inputs as described in the section titled Automotive Financing Volume—Acquisition and Underwriting within the MD&A in our 2019 Annual Report on Form 10-K.
The following tables present the percentage of retail loan and operating lease originations, in dollars, by FICO® Score and product type.

	Used retail		New retail		Lease
Three months ended September 30,	2020	2019	2020	2019	2020	2019
740 +	19%	18%	22%	24%	46%	46%
660–739	40	39	40	34	38	37
620–659	23	25	20	20	12	11
540–619	12	13	5	7	3	4
< 540	3	1	—	1	—	—
Unscored (a)	3	4	13	14	1	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Used retail		New retail		Lease
Nine months ended September 30,	2020	2019	2020	2019	2020	2019
740 +	19%	18%	22%	24%	46%	48%
660–739	40	39	38	34	37	35
620–659	24	25	20	20	12	11
540–619	12	12	6	7	4	5
< 540	2	2	—	1	—	—
Unscored (a)	3	4	14	14	1	1
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 10% and 11% of total consumer loan and operating lease originations for the three months and nine months ended September 30, 2020, respectively, and 10% and 11% for the three months and nine months ended September 30, 2019. Consumer loans and operating leases with FICO® Scores of less than 540 composed only 2% and 1% of total originations for the three months and nine months ended September 30, 2020, respectively, and 1% for both the three months and nine months ended September 30, 2019. Nonprime applications that are not automatically declined by our proprietary credit-scoring models for risk reasons are manually reviewed and decisioned by an experienced underwriting team. Nonprime applications are subject to more stringent underwriting criteria (for example, minimum payment-to-income ratio and vehicle mileage, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
During the third quarter of 2020, we expanded our relationship with Carvana, a leading e-commerce platform for buying and selling used vehicles. Specifically, we increased our committed facility from $2.0 billion to $3.0 billion to support Carvana’s continued growth.
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

	Average balance
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
GM new vehicles	33%	43%	34%	41%
Chrysler new vehicles	34	31	33	32
Growth new vehicles	16	13	16	14
Used vehicles	17	13	17	13
Total	100%	100%	100%	100%
Total commercial wholesale finance receivables	$15,385	$27,520	$20,226	$28,838
Average commercial wholesale financing receivables outstanding decreased $12.1 billion and $8.6 billion during the three months and nine months ended September 30, 2020, respectively, compared to same periods in 2019. The decreases were primarily driven by a reduction or temporary shutdown in manufacturer production as a result of the COVID-19 pandemic and the GM strike which occurred in September 2019, coupled with ongoing retail automotive sales, which reduced dealer stock levels. The declines were also impacted by a reduction in the number of GM dealer relationships due to the competitive environment across the automotive lending market. Dealer inventory levels are dependent on a number of factors, including manufacturer production schedules and vehicle mix, sales incentives, and industry sales. Manufacturer production and corresponding dealer stock levels, as well as dealer penetration levels, may continue to influence our future wholesale balances during 2020 and 2021. While manufacturer production generally resumed later in the second quarter, it is not currently clear what impacts the pandemic may have on future production levels and how that may ultimately impact new vehicle sales, commercial floorplan receivables and the overall health of our dealer customers.
In addition to the increased loan purchase commitment executed with Carvana during the quarter, we have also increased our commitment to provide funding through Carvana’s inventory floorplan from $950 million to $1.25 billion and have extended the facility from October 2020 through March 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans increased $127 million and $24 million for the three months and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, to averages of $5.9 billion and $5.7 billion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2020	2019	Favorable/(unfavorable) % change	2020	2019	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$276	$280	(1)	$816	$802	2
Interest and dividends on investment securities and cash and cash equivalents, net (a)	8	14	(43)	34	41	(17)
Other gain on investments, net (b)	59	6	n/m	89	124	(28)
Other income	3	3	—	8	9	(11)
Total insurance premiums and other income	346	303	14	947	976	(3)
Expense
Insurance losses and loss adjustment expenses	85	74	(15)	301	260	(16)
Acquisition and underwriting expense
Compensation and benefits expense	21	19	(11)	62	60	(3)
Insurance commissions expense	130	120	(8)	383	351	(9)
Other expenses	32	34	6	100	104	4
Total acquisition and underwriting expense	183	173	(6)	545	515	(6)
Total expense	268	247	(9)	846	775	(9)
Income from continuing operations before income tax expense	$78	$56	39	$101	$201	(50)
Total assets	$8,944	$8,478	5	$8,944	$8,478	5
Insurance premiums and service revenue written	$333	$357	(7)	$917	$976	(6)
Combined ratio (c)	96.1%	87.5%		102.6%	95.6%
n/m = not meaningful
(a)Includes interest expense of $21 million and $60 million for the three months and nine months ended September 30, 2020, respectively, and $20 million and $58 million for the three months and nine months ended September 30, 2019.
(b)Includes net unrealized gains on equity securities of $13 million and net unrealized losses of $80 million for the three months and nine months ended September 30, 2020, respectively, compared to net unrealized losses of $10 million for the three months ended September 30, 2019, and net unrealized gains of $59 million for the nine months ended September 30, 2019.
(c)Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.
Our Insurance operations earned income from continuing operations before income tax expense of $78 million and $101 million for the three months and nine months ended September 30, 2020, respectively, compared to $56 million and $201 million for the three months and nine months ended September 30, 2019. The increase for the three months ended September 30, 2020, was primarily driven by $59 million of net gains on investments, compared to $6 million for the three months ended September 30, 2019, partially offset by an $11 million increase in insurance losses and loss adjustment expenses. The decrease for the nine months ended September 30, 2020, was primarily driven by a $41 million increase in insurance losses and loss adjustment expenses and a $35 million decrease in net gains on investments.
Insurance premiums and service revenue earned was $276 million and $816 million for the three months and nine months ended September 30, 2020, respectively, compared to $280 million and $802 million for the three months and nine months ended September 30, 2019. The increase for the nine months ended September 30, 2020, was primarily due to higher earned revenue within our F&I portfolio, as revenue is earned over the life of the contracts on a basis proportionate to the anticipated cost pattern. The increase was partially offset by lower dealer vehicle inventory levels within our P&C business.
Insurance losses and loss adjustment expenses totaled $85 million and $301 million for the three months and nine months ended September 30, 2020, respectively, compared to $74 million and $260 million for the same periods in 2019. The increases for the three months and nine months ended September 30, 2020, were primarily driven by higher weather-related losses. Total acquisition and underwriting expense increased $10 million and $30 million for the three months and nine months ended September 30, 2020, respectively. These increases were primarily due to increases in insurance commissions expense, commensurate with higher earned premiums in our F&I portfolio. Higher

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
weather losses and expenses drove an increase in the combined ratio to 96.1% and 102.6% for the three months and nine months ended September 30, 2020, respectively, compared to 87.5% and 95.6% for the three months and nine months ended September 30, 2019. In April 2020, we renewed our annual reinsurance program and continue to utilize this coverage to manage our risk of weather-related loss.
Premium and Service Revenue Written
The following table summarizes premium and service revenue written by product, net of premiums, ceded to reinsurers. VSC and GAP revenue are earned over the life of the service contract on a basis proportionate to the anticipated cost pattern. Refer to Note 3 to the Condensed Consolidated Financial Statements for further discussion of this revenue stream.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Finance and insurance products
Vehicle service contracts	$232	$241	$642	$683
Guaranteed asset protection and other finance and insurance products (a)	37	33	103	90
Total finance and insurance products	269	274	745	773
Property and casualty insurance (b)	64	83	172	203
Total	$333	$357	$917	$976
(a)Other products include VMCs, ClearGuard, and other ancillary products.
(b)P&C insurance include vehicle inventory insurance and dealer ancillary products.
Insurance premiums and service revenue written was $333 million and $917 million for the three months and nine months ended September 30, 2020, respectively, compared to $357 million and $976 million for the same periods in 2019. The decrease for the three months and nine months ended September 30, 2020, were primarily due to lower F&I volume and lower dealer vehicle inventory levels due to the economic impact of COVID-19, as further described in the section titled Significant Business Developments Related to COVID-19 within the MD&A. While this significantly reduced our F&I written premiums in late March and early in the second quarter, we have experienced gradual recoveries since that time, with total F&I written premiums of $269 million in the third quarter of 2020, which was down slightly from $274 million during the same period in the prior year. Written insurance premiums from our property and casualty business have declined during the three months and nine months ended September 30, 2020, as a result of lower vehicle inventory levels due primarily to impacts of COVID-19.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	September 30, 2020	December 31, 2019
Cash
Noninterest-bearing cash	$237	$95
Interest-bearing cash	1,541	1,230
Total cash	1,778	1,325
Equity securities	621	608
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	55	528
U.S. States and political subdivisions	598	530
Foreign government	196	186
Agency mortgage-backed residential	859	1,132
Mortgage-backed residential	53	70
Corporate debt	1,846	1,363
Total available-for-sale securities	3,607	3,809
Total cash and securities	$6,006	$5,742

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2020	2019	Favorable/(unfavorable) % change	2020	2019	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$121	$144	(16)	$386	$440	(12)
Interest expense	91	105	13	288	305	6
Net financing revenue and other interest income	30	39	(23)	98	135	(27)
Gain on mortgage loans, net	34	10	n/m	60	14	n/m
Other income, net of losses	2	—	n/m	5	2	150
Total other revenue	36	10	n/m	65	16	n/m
Total net revenue	66	49	35	163	151	8
Provision for credit losses	—	—	—	4	2	(100)
Noninterest expense
Compensation and benefits expense	6	7	14	17	24	29
Other operating expenses	34	31	(10)	96	87	(10)
Total noninterest expense	40	38	(5)	113	111	(2)
Income from continuing operations before income tax expense	$26	$11	136	$46	$38	21
Total assets	$15,503	$16,583	(7)	$15,503	$16,583	(7)
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $26 million and $46 million for the three months and nine months ended September 30, 2020, respectively, compared to $11 million and $38 million for the three months and nine months ended September 30, 2019. The increase for the three months and nine months ended September 30, 2020, was primarily due to higher net gains on the sale of mortgage loans, which was partially offset by lower net financing revenue and other interest income, which was driven by higher prepayment activity.
Net financing revenue and other interest income was $30 million and $98 million for the three months and nine months ended September 30, 2020, respectively, compared to $39 million and $135 million for the three months and nine months ended September 30, 2019. The decreases in net financing revenue and other interest income for the three months and nine months ended September 30, 2020, were primarily due to accelerated premium amortization of purchased loans due to higher prepayment activity, driven by a lower interest rate environment. Amortization was $35 million and $88 million for the three months and nine months ended September 30, 2020, respectively, compared to $21 million and $46 million for the three months and nine months ended September 30, 2019. During the three months and nine months ended September 30, 2020, we purchased $659 million and $3.0 billion of mortgage loans that were originated by third parties, respectively, compared to $811 million and $2.7 billion for the three months and nine months ended September 30, 2019, and originated $441 million and $1.4 billion of mortgage loans held-for-investment, compared to $556 million and $1.2 billion, during the three months and nine months ended September 30, 2019.
Gain on sale of mortgage loans, net, was $34 million and $60 million for the three months and nine months ended September 30, 2020, respectively, compared to $10 million and $14 million for the three months and nine months ended September 30, 2019. The increases were driven by higher direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment provider during the three months and nine months ended September 30, 2020. During the three months and nine months ended September 30, 2020, we originated $845 million and $1.8 billion of loans held-for-sale, respectively, compared to $220 million and $464 million during the three months and nine months ended September 30, 2019.
The provision for credit losses remained flat for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, and increased $2 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, as a result of reserve increases associated with broad macroeconomic impacts resulting from the COVID-19 pandemic.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the total UPB of purchases and originations of consumer mortgages held-for-investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended September 30, 2020
740 +	$929	84
720–739	95	9
700–719	68	6
680–699	6	1
660–679	2	—
Total consumer mortgage financing volume	$1,100	100
Three months ended September 30, 2019
740 +	$1,148	84
720–739	120	9
700–719	91	6
680–699	8	1
Total consumer mortgage financing volume	$1,367	100
Nine months ended September 30, 2020
740 +	$3,769	85
720–739	399	9
700–719	251	6
680–699	17	—
660–679	2	—
Total consumer mortgage financing volume	$4,438	100
Nine months ended September 30, 2019
740 +	$3,198	81
720–739	402	10
700–719	313	8
680–699	25	1
Total consumer mortgage financing volume	$3,938	100
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
September 30, 2020
Adjustable-rate	$1,065	7	3.37%	$12	50.74%	774
Fixed-rate	13,903	93	3.90	188	60.99	776
Total	$14,968	100	3.86	$200	60.26	776
December 31, 2019
Adjustable-rate	$1,715	11	3.46%	$22	51.59%	774
Fixed-rate	14,200	89	4.07	244	61.39	774
Total	$15,915	100	4.01	$266	60.33	774
(a)Represents UPB, net of charge-offs.
(b)Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.
(c)Updated to reflect changes in credit score since loan origination.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2020	2019	Favorable/(unfavorable) % change	2020	2019	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$81	$90	(10)	$263	$274	(4)
Interest on loans held-for-sale	3	3	—	8	6	33
Interest expense	9	33	73	51	105	51
Net financing revenue and other interest income	75	60	25	220	175	26
Total other revenue	9	9	—	28	30	(7)
Total net revenue	84	69	22	248	205	21
Provision for credit losses	1	3	67	140	29	n/m
Noninterest expense
Compensation and benefits expense	13	13	—	48	45	(7)
Other operating expenses	10	9	(11)	36	28	(29)
Total noninterest expense	23	22	(5)	84	73	(15)
Income from continuing operations before income tax expense	$60	$44	36	$24	$103	(77)
Total assets	$5,995	$5,275	14	$5,995	$5,275	14
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $60 million and $24 million for the three months and nine months ended September 30, 2020, respectively, compared to income earned of $44 million and $103 million for the three months and nine months ended September 30, 2019. The increase for the three months ended September 30, 2020, is due to higher net financing revenue and other interest income resulting primarily from higher asset levels and the benefits of interest rate floors on the majority of the portfolio offsetting the impact of lower base rates. The decrease for the nine months ended September 30, 2020, is due to higher reserve build for potential COVID-19-related credit losses partially offset by higher net financing revenue and other interest income resulting from asset growth.
Net financing revenue and other interest income was $75 million and $220 million for the three months and nine months ended September 30, 2020, respectively, compared to $60 million and $175 million for the three months and nine months ended September 30, 2019. The increases were primarily due to the growth of our loan portfolio, represented by a 17% increase in the amortized cost of our finance receivables and loans. Growth in the portfolio was primarily driven by asset-based lending, mostly through our lender finance vertical, which provides asset managers with partial funding for their direct lending activities.
The provision for credit losses decreased $2 million and increased $111 million for the three months and nine months ended September 30, 2020, respectively, compared to the three months and nine months ended September 30, 2019. The increase for the nine months ended September 30, 2020, was primarily driven by $85 million of incremental reserves associated with the broad macroeconomic impact resulting from the COVID-19 pandemic. Additionally, for the nine months ended September 30, 2020, provision expense increased as a result of higher provisions for specific loan exposures. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense was $23 million and $84 million for the three months and nine months ended September 30, 2020, respectively, compared to $22 million and $73 million for the three months and nine months ended September 30, 2019. The increases were primarily due to higher compensation and benefits expense and other noninterest costs associated with growth in the business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Credit Portfolio
The following table presents loans held-for-sale, the amortized cost of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations.

($ in millions)	September 30, 2020	December 31, 2019
Loans held-for-sale, net	$207	$100
Finance receivables and loans	$5,883	$5,688
Unfunded lending commitments (a)	$3,839	$2,682
Total serviced loans	$7,504	$6,380
(a)Includes unused revolving credit line commitments for loans held-for-sale and finance receivables and loans, signed commitment letters, and standby letter of credit facilities, which are issued on behalf of clients and may contingently require us to make payments to a third-party beneficiary in the event of a draw by the beneficiary thereunder. As many of these commitments are subject to borrowing base agreements and other restrictive covenants or may expire without being fully drawn, the stated amounts of these unfunded commitments are not necessarily indicative of future cash requirements.
The following table presents the percentage of total finance receivables and loans of our Corporate Finance operations by industry concentration. The finance receivables and loans are reported at amortized cost.

	September 30, 2020	December 31, 2019
Industry
Health services	22.4%	25.8%
Services	20.9	19.8
Financial services	19.3	13.0
Automotive and transportation	11.0	11.4
Machinery, equipment, and electronics	6.5	7.0
Chemicals and metals	4.0	5.9
Other manufactured products	3.1	3.1
Wholesale	2.9	3.4
Food and beverages	2.8	3.9
Lumber and wood	2.1	1.1
Paper, printing, and publishing	1.4	1.7
Construction	1.3	1.3
Other	2.3	2.6
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2020	2019	Favorable/(unfavorable) % change	2020	2019	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$(4)	$17	(124)	$(11)	$58	(119)
Interest on loans held-for-sale	1	1	—	1	2	(50)
Interest and dividends on investment securities and other earning assets	148	209	(29)	515	637	(19)
Interest on cash and cash equivalents	1	13	(92)	10	48	(79)
Other, net	(2)	(3)	33	(6)	(9)	33
Total financing revenue and other interest income	144	237	(39)	509	736	(31)
Interest expense
Original issue discount amortization (b)	12	11	(9)	34	31	(10)
Other interest expense (c)	147	229	36	558	659	15
Total interest expense	159	240	34	592	690	14
Net financing (loss) revenue and other interest income	(15)	(3)	n/m	(83)	46	n/m
Other revenue
Loss on mortgage and automotive loans, net	(1)	—	n/m	(25)	—	n/m
(Loss) gain on extinguishment of debt	(49)	1	n/m	(50)	(2)	n/m
Other gain on investments, net	5	22	(77)	87	45	93
Other income, net of losses	85	23	n/m	139	62	124
Total other revenue	40	46	(13)	151	105	44
Total net revenue	25	43	(42)	68	151	(55)
Provision for credit losses	18	(5)	n/m	43	(16)	n/m
Total noninterest expense (d)	105	88	(19)	360	246	(46)
Loss from continuing operations before income tax expense	$(98)	$(40)	(145)	$(335)	$(79)	n/m
Total assets	$51,462	$36,053	43	$51,462	$36,053	43
n/m = not meaningful
(a)Primarily related to impacts associated with hedging activities within our automotive loan portfolio, financing revenue from our legacy mortgage portfolio, and consumer unsecured lending activity.
(b)Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
(c)Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.
(d)Includes reductions of $234 million and $732 million for the three months and nine months ended September 30, 2020, respectively, and $225 million and $673 million for the three months and nine months ended September 30, 2019, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the scheduled remaining amortization of the original issue discount at September 30, 2020.

Year ended December 31, ($ in millions)	2020	2021	2022	2023	2024	2025 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$1,071	$1,017	$958	$894	$825	$—
Total amortization (b)	13	54	59	64	69	825	$1,084
(a)The maximum annual scheduled amortization for any individual year is $143 million in 2030.
(b)The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other incurred a loss from continuing operations before income tax expense of $98 million and $335 million for the three months and nine months ended September 30, 2020, respectively, compared to a loss of $40 million and $79 million for the three months and nine months ended September 30, 2019. The increases in loss were primarily driven by a decrease in total financing revenue and other interest income from our investment securities portfolio and hedging activities, loss on extinguishment of debt from the early repayment of FHLB debt, partially offset by lower interest expense. Additionally, for the nine months ended September 30, 2020, the increase in loss was also attributable to a $50 million goodwill impairment at Ally Invest that occurred in the second quarter of 2020.
Financing revenue and other interest income was $144 million and $509 million for the three months and nine months ended September 30, 2020, respectively, compared to $237 million and $736 million for the three months and nine months ended September 30, 2019. The decreases were primarily driven by the impacts of a lower interest rate environment on the investment securities portfolio and hedging activities.
Total interest expense decreased $81 million and $98 million for the three months and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. The decreases were primarily driven by lower market interest rates, which drove a decrease in our deposit rates, and our continued shift to more cost-efficient deposit funding.
Total other revenue was $40 million and $151 million for the three months and nine months ended September 30, 2020, respectively, compared to $46 million and $105 million for the three months and nine months ended September 30, 2019. The decrease for the three months ended September 30, 2020, was primarily due to a loss on early repayment of FHLB debt of $48 million in the current period and lower realized investment gains. The increase for the nine months ended September 30, 2020, was driven by increased realized investment gains.
The provision for credit losses increased $23 million and $59 million for the three months and nine months ended September 30, 2020, respectively, compared to the three months and nine months ended September 30, 2019. The increases in provision expense for the three months and nine months ended September 30, 2020, were primarily driven by reserve increases in the Ally Lending portfolio from continued growth within the portfolio. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total assets were $51.5 billion as of September 30, 2020, compared to $36.1 billion as of September 30, 2019. This increase was primarily the result of growth in our interest-bearing cash and cash equivalents and available-for-sale securities portfolio. The increase was partially offset by a decline in our held-to-maturity securities portfolio and the continued runoff of our legacy mortgage portfolio. At September 30, 2020, the amortized cost of the legacy mortgage portfolio was $904 million, compared to $1.2 billion at September 30, 2019.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	September 30, 2020	December 31, 2019
Cash
Noninterest-bearing cash	$459	$501
Interest-bearing cash	17,679	1,706
Total cash	18,138	2,207
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	751	1,520
U.S. States and political subdivisions	379	111
Agency mortgage-backed residential	19,636	20,272
Mortgage-backed residential	2,983	2,780
Agency mortgage-backed commercial	2,244	1,382
Mortgage-backed commercial	—	42
Asset-backed	389	368
Total available-for-sale securities	26,382	26,475
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,330	1,579
Asset-backed retained notes	6	21
Total held-to-maturity securities	1,336	1,600
Total cash and securities	$45,856	$30,282
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

	3rd quarter 2020	2nd quarter 2020	1st quarter 2020	4th quarter 2019	3rd quarter 2019
Trading days (a)	64.0	63.0	62.0	63.0	63.5
Average customer trades per day (in thousands)	58.7	60.7	43.9	21.2	17.7
Funded accounts (b) (in thousands)	400	388	373	347	346
Total net customer assets ($ in millions)	$11,061	$9,603	$7,489	$7,850	$7,151
Total customer cash balances ($ in millions)	$1,882	$1,891	$1,856	$1,376	$1,272
(a)Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents open and funded brokerage accounts.
During the three months ended September 30, 2020, continued market volatility resulting from the COVID-19 pandemic generated increased account openings and trade activity. Total funded accounts increased 3% from the prior quarter and increased 16% from the third quarter of 2019. Average customer trades per day decreased 3% from the prior quarter and increased 231% from third quarter of 2019, driven primarily by market volatility. Additionally, net customer assets increased 15% in the third quarter of 2020, as a result of equity market appreciation and increased customer account openings.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Risk Management
Managing the risk/reward trade-off is a fundamental component of operating our businesses, and all employees are responsible for managing risk. We use multiple layers of defense to identify, monitor, and manage current and emerging risks.
•Business lines — Responsible for owning and managing all of the risks that emanate from their risk-taking activities, including business units and support functions.
•Independent risk management — Operates independent of the business lines and is responsible for establishing and maintaining our risk-management framework and promulgating it enterprise-wide. Independent risk management also provides an objective, critical assessment of risks and—through oversight, effective challenge, and other means—evaluates whether Ally remains aligned with its risk appetite.
•Internal audit — Provides its own independent assessments of the effectiveness of our risk management, internal controls, and governance; and independent assessments regarding the quality of our loan portfolios. Internal audit includes Audit Services and the Loan Review Group.
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
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities.

($ in millions)	September 30, 2020	December 31, 2019
Finance receivables and loans
Automotive Finance	$95,615	$104,880
Mortgage Finance	15,168	16,181
Corporate Finance	5,883	5,688
Corporate and Other (a)	1,362	1,482
Total finance receivables and loans	118,028	128,231
Loans held-for-sale
Mortgage Finance (b)	156	28
Corporate Finance	207	100
Corporate and Other	78	30
Total loans held-for-sale	441	158
Total on-balance-sheet loans	118,469	128,389
Off-balance-sheet securitized loans
Automotive Finance (c)	121	417
Whole-loan sales
Automotive Finance (c)	—	207
Total off-balance-sheet loans	121	624
Operating lease assets
Automotive Finance	9,454	8,864
Total loan and operating lease exposure	$128,044	$137,877
(a)Includes $904 million and $1.1 billion of consumer mortgage loans in our legacy mortgage portfolio at September 30, 2020, and December 31, 2019, respectively.
(b)Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.
(c)Represents the current unpaid principal balance of outstanding loans, which are subject to our customary representation, warranty, and covenant provisions.
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
Furthermore, we manage our credit exposure to financial counterparties based on the risk profile of the counterparty. Within our policies we have established standards and requirements for managing counterparty risk exposures in a safe and sound manner. Counterparty credit risk is derived from multiple exposure types including derivatives, securities trading, securities financing transactions, and certain cash balances. For more information on derivative counterparty credit risk, refer to Note 18 to the Condensed Consolidated Financial Statements.
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. The U.S. economy has started to recover from shutdowns that resulted from the COVID-19 pandemic. After peaking at 14.7% in April, the unemployment rate declined to 7.9% as of September 30, 2020. As a result of the economic disruption from COVID-19, sales of light motor vehicles fell to an annual pace of 8.7 million in April, a 49-year low, before rising to a 16.3 million annual pace as of September 30, 2020. Elevated unemployment may limit further gains on used vehicle values through the remainder of 2020 despite this strengthening in values.
Consumer Credit Portfolio
During the three months and nine months ended September 30, 2020, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, as well as high-quality jumbo and LMI mortgage loans that are acquired through bulk loan purchases and direct-to-consumer mortgage originations. We also further diversified our consumer portfolio to include personal lending through the acquisition of Health Credit Services during the fourth quarter of 2019. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 11.9% and 11.6% of our total consumer automotive loans at September 30, 2020, and December 31, 2019, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Consumer automotive (c) (d)	$73,761	$72,390	$1,263	$762	$—	$—
Consumer mortgage
Mortgage Finance	15,168	16,181	43	17	—	—
Mortgage — Legacy	904	1,141	36	40	—	—
Total consumer mortgage	16,072	17,322	79	57	—	—
Consumer other (e)	319	201	1	2	—	—
Total consumer finance receivables and loans	$90,152	$89,913	$1,343	$821	$—	$—
(a)Includes nonaccrual TDR loans of $748 million and $252 million at September 30, 2020, and December 31, 2019, respectively.
(b)Loans are generally in nonaccrual status when principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 to the Condensed Consolidated Financial Statements for a description of our accounting policies for finance receivables and loans.
(c)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 18 to the Condensed Consolidated Financial Statements for additional information.
(d)Includes outstanding CSG loans of $8.1 billion and $8.2 billion at September 30, 2020, and December 31, 2019, respectively, and RV loans of $1.1 billion and $1.3 billion at September 30, 2020, and December 31, 2019.
(e)Excludes $8 million of finance receivables at September 30, 2020, and $11 million at December 31, 2019, for which we have elected the fair value option.
Total consumer finance receivables and loans increased $239 million at September 30, 2020, compared with December 31, 2019. The increase consists of $1.4 billion of consumer automotive finance receivables and loans, and $118 million of consumer other finance receivables and loans, largely offset by a decrease of $1.3 billion of consumer mortgage finance receivables and loans. The increase in consumer automotive finance receivables and loans was primarily related to continued momentum in our used vehicle lending. The increase in consumer other finance receivables and loans was primarily related to Ally Lending loan originations which outpaced portfolio runoff. These increases were largely offset by lower consumer mortgage finance receivables and loans as a result of loan pay-offs which exceeded bulk loan purchases and direct-to-consumer origination volume.
Total consumer nonperforming finance receivables and loans at September 30, 2020, increased $522 million to $1.3 billion from December 31, 2019. The increase was primarily due to our consumer automotive and consumer mortgage loan portfolios as a result of the COVID-19 pandemic. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.5% at September 30, 2020, and 0.9% at December 31, 2019.
Total consumer TDRs outstanding at September 30, 2020, increased $798 million since December 31, 2019, to $1.5 billion. Results primarily reflect an $811 million increase in our consumer automotive loan portfolio, driven by the impact of our loan modification program offered to borrowers affected by the COVID-19 pandemic, as well as an increase in business as usual deferrals offered to customers subsequent to a COVID deferral, where the loan modification in connection with other factors resulted in a TDR classification. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information.
Consumer automotive loans accruing and past due 30 days or more decreased $958 million to $1.7 billion at September 30, 2020, compared to December 31, 2019, driven primarily by the impact of our loan modification program offered to borrowers affected by the COVID-19 pandemic and normal seasonal trends for borrowers not in deferral programs. We experienced a higher level of borrowers who entered nonaccrual status as result of a TDR classification primarily based on our evaluation of the loan under our TDR framework which included a number of loans that entered into a loan modification.
In response to the impacts caused by the COVID-19 pandemic, we have taken significant actions to support our customers with industry-leading relief programs, while prudently managing our credit risk exposure.
In our consumer automotive loan portfolio, existing customers had the option to elect to defer their payments for up to 120 days without late fees being incurred, but with finance charges continuing to accrue. This program was made available to all consumer automotive loan customers beginning March 18, 2020. The length of the deferral offering was reduced incrementally, until on June 21, 2020, we eliminated the offering and migrated back to our standard extension process. Approximately 1.2 million consumer automotive loan customers enrolled in the program, of which 99% had reached their scheduled expiration as of September 30, 2020. For these deferrals that had exited the program and remain outstanding, the following provides certain credit quality indicators as of September 30, 2020.
•92% were current;
•8% were 30+ days past due.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the delinquency status for outstanding consumer automotive loans that have exited the COVID-19 deferral program as of September 30, 2020, as compared to the delinquency status of the borrowers that were frozen as of the date immediately preceding the commencement of the program and reported as such during the deferral period.

	Delinquency status as of September 30, 2020 (units in thousands)
	Current		30–59 days past due		60–89 days past due		90 or more days past due		Total
Delinquency status during deferral period	Units	% of total	Units	% of total	Units	% of total	Units	% of total	Units	% of total
Consumer automotive
Current	976	94	41	4	11	1	6	1	1,034	100
30–59 days past due	57	71	15	19	5	6	3	4	80	100
60–89 days past due	11	58	4	21	2	11	2	10	19	100
90 or more days past due	2	40	1	20	1	20	1	20	5	100
Total consumer automotive (a)	1,046		61		19		12		1,138
(a)As of September 30, 2020, 4% of all loans that have exited the COVID-19 deferral program have been written down to estimated collateral value, less costs to sell. Refer to Note 1 to the Condensed Consolidated Financial Statements for more information regarding our charge-off policies.
Of the 1.1 million accounts that had exited the program and were active and outstanding as of September 30, 2020, 89 thousand had received a subsequent extension through our standard process, of which 88% had been current at the time of the enrollment in the deferral program. The geographic concentration of our automotive borrowers that have exited the program as of September 30, 2020, is generally consistent with our overall automotive loan portfolio, as further described in this section of the MD&A. While the cumulative enrollment in this program was unprecedented, loan extensions and modifications have historically been used successfully to help manage credit losses. We have previously been effective in administering large-scale loan extensions and modifications in targeted areas following certain natural disasters such as hurricanes and floods in recent years. We continue to carefully monitor the performance of our borrowers and have taken proactive steps to expand staffing levels in order to maximize collections and work with borrowers who may not be able to make their contractual payments upon exiting the deferral program. To date, current behaviors and payment activity have outperformed our initial expectations as well as historical payment performance for accounts with previously deferred payments. The future performance of these loans will be subject to a number of factors, including future economic conditions, the amount of additional Federal stimulus provided, and the level of impact that the COVID-19 pandemic may have.
In our mortgage-lending business, existing customers experiencing financial hardship due to an interruption of income related to the COVID-19 pandemic were afforded the opportunity to defer their loan payments for up to 120 days, with an option for an additional 60 days, without late fees being incurred but with interest continuing to accrue. This program was made available to mortgage-lending customers from March 18, 2020, through July 31, 2020. Approximately 2,350 of our mortgage-lending customers enrolled in the program, which represented 7% of our total held-for-investment portfolio as of September 30, 2020. Of these customers, 40% had cancelled their deferrals ahead of schedule or paid their balances in full, 30% remain in active forbearance, and 30% had reached their scheduled expiration and had exited the pandemic-relief program as of September 30, 2020. For accounts that had reached the scheduled expiration of their forbearance program and remain outstanding, the following provides certain credit quality indicators as of September 30, 2020.
•87% of the loans were current, in a repayment plan, or subject to a modification;
•13% were past due or undergoing other loss mitigation efforts.
In our personal-lending business, existing customers experiencing financial hardship due to the COVID-19 pandemic had the opportunity to elect to defer their loan payments for up to 120 days without late fees being incurred or finance charges continuing to accrue. In addition to this program, we temporarily suspended late fees for all customers with current accounts. The loan-deferral program was made available to personal-lending customers from March 23, 2020, through June 30, 2020. Approximately 6,300 of our personal-lending customers were enrolled in the program, and 84% of these enrolled customers were current on their loans at the time of enrollment. As of September 30, 2020, 84% of the enrolled customers had exited the program, and the remaining accounts in active forbearance represent less than 1% of the total portfolio.
In accordance with regulatory guidance, if borrowers are less than 30 days past due on their loans and enter into loan modifications offered as a result of COVID-19, their loans generally continue to be considered performing loans and continue to accrue interest during the period of the loan modification. For borrowers who are 30 days or more past due when entering into loan modifications offered as a result of COVID-19, we evaluate the loan modifications under our existing troubled debt restructuring framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan is accounted for as a TDR and generally will not accrue interest. For all borrowers who enroll in loan modification programs offered as a result of COVID-19, the delinquency status of the borrowers is frozen as of the date immediately preceding the commencement of the program, resulting in a static delinquency metric during the deferral period. Upon exiting the deferral program, the measurement of loan delinquency resumes where it had left off upon entry into the program.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Consumer automotive	$117	$253	0.6%	1.4%	$516	$659	0.9%	1.2%
Consumer mortgage
Mortgage Finance	1	—	—	—	1	—	—	—
Mortgage — Legacy	(2)	(2)	(0.6)	(0.6)	(6)	(6)	(0.7)	(0.6)
Total consumer mortgage	(1)	(2)	—	—	(5)	(6)	—	—
Consumer other	2	—	3.4	—	10	—	5.6	—
Total consumer finance receivables and loans	$118	$251	0.5	1.1	$521	$653	0.8	1.0
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
Our net charge-offs from total consumer finance receivables and loans were $118 million and $521 million for the three months and nine months ended September 30, 2020, respectively, compared to $251 million and $653 million for the three months and nine months ended September 30, 2019. Net charge-offs for our consumer automotive portfolio decreased by $136 million and $143 million for the three months and nine months ended September 30, 2020. The decreases were primarily driven by strong payment performance and delinquency trends through the pandemic, as well as a lower number of loans migrating to charge-off as a result of the COVID-19 loan deferral program. In addition, our net charge-offs continue to benefit from strong used vehicle prices which has reduced the realized loss impact in instances of default. Through much of the first quarter, our consumer automotive loan portfolio experienced strong overall credit performance, driven by favorable macroeconomic conditions including low unemployment and continued disciplined underwriting. During the second half of March and continuing into the second quarter economic conditions deteriorated as a result of COVID-19. While economic conditions have improved later in the second quarter and into the third quarter, and we have taken a number of actions including the utilization of loan modification programs to support our customers and manage credit risk, we may incur higher charge-offs in future periods as a result of continued economic dislocation resulting from the impacts of COVID-19.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Consumer automotive	$8,425	$8,005	$22,604	$24,956
Consumer mortgage (a)	1,286	775	3,241	1,678
Consumer other (b)	181	—	326	—
Total consumer loan originations	$9,892	$8,780	$26,171	$26,634
(a)Excludes bulk loan purchases associated with our Mortgage Finance operations, and includes $845 million and $1.8 billion of loans originated as held-for-sale for the three months and nine months ended September 30, 2020, respectively, and $220 million and $464 million for the three months and nine months ended September 30, 2019.
(b)Amounts relate to originations from our Ally Lending business, following the acquisition of Health Credit Services during the fourth quarter of 2019.
Total consumer loan originations increased $1.1 billion and decreased $463 million for the three months and nine months ended September 30, 2020, compared to the three months and nine months ended September 30, 2019. The increase for the three months ended September 30, 2020, was primarily due to growth in the direct-to-consumer mortgage business driven by the lower interest rate environment, and higher used automotive originations, the majority of which was sourced from the Growth channel. The decrease for the nine months ended September 30, 2020, was primarily due to decreased originations across all consumer automotive channels driven by the impacts from the COVID-19 pandemic, including the temporary shutdown or restriction of front end operations of automotive dealers during the second quarter of 2020. These restrictions, along with the industry-wide halt of new vehicle production, drove a significant decrease in industry automotive light vehicle sales. This decrease was partially offset by growth in the direct-to-consumer mortgage business driven by the lower interest rate environment, as well as origination volume from Ally Lending.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table shows the percentage of consumer automotive and consumer mortgage finance receivables and loans by state concentration based on amortized cost. Total consumer automotive loans were $73.8 billion and $72.4 billion at September 30, 2020, and December 31, 2019, respectively. Total consumer mortgage loans were $16.1 billion and $17.3 billion at September 30, 2020, and December 31, 2019, respectively.

	September 30, 2020 (a)		December 31, 2019
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.6%	35.5%	8.5%	35.1%
Texas	12.4	7.0	12.4	6.5
Florida	8.8	5.3	8.8	5.1
Pennsylvania	4.6	1.9	4.6	1.9
Illinois	4.0	2.7	4.1	2.6
North Carolina	4.0	2.2	4.0	2.0
Georgia	3.8	2.7	3.9	2.8
New York	3.1	3.5	3.1	3.0
Ohio	3.6	0.5	3.6	0.5
New Jersey	2.9	2.4	2.8	2.3
Other United States	44.2	36.3	44.2	38.2
Total consumer loans	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at September 30, 2020.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 24.8% and 24.9% of our total outstanding consumer finance receivables and loans at September 30, 2020, and December 31, 2019, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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
Repossessed consumer automotive loan assets in our Automotive Finance operations decreased $13 million from December 31, 2019, to $134 million at September 30, 2020. Foreclosed mortgage assets decreased $7 million from December 31, 2019, to $2 million at September 30, 2020, primarily due to the foreclosure moratorium that is currently in place.
Commercial Credit Portfolio
During the three months and nine months ended September 30, 2020, the credit performance of the commercial portfolio remained stable as nonperforming finance receivables and loans decreased, and our net charge-offs remained low. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Commercial and industrial
Automotive	$17,886	$28,332	$30	$73	$—	$—
Other (c)	5,131	5,014	114	138	—	—
Commercial real estate	4,851	4,961	6	4	—	—
Total commercial finance receivables and loans	$27,868	$38,307	$150	$215	$—	$—
(a)Includes nonaccrual TDR loans of $125 million and $114 million at September 30, 2020, and December 31, 2019, respectively.
(b)Loans are generally in nonaccrual status when principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 to the Condensed Consolidated Financial Statements for a description of our accounting policies for finance receivables and loans.
(c)Other commercial and industrial primarily includes senior secured commercial lending largely associated with our Corporate Finance operations.
Total commercial finance receivables and loans outstanding decreased $10.4 billion from December 31, 2019, to $27.9 billion at September 30, 2020. Results primarily reflect a $10.6 billion decrease in our commercial automotive loan portfolio due to lower dealer inventory levels, driven by lower automotive production levels due to COVID-19 and the GM strike which occurred in September 2019. However, as new vehicle inventories have started to recover, our commercial automotive finance receivables and loans have increased $146 million during the third quarter of 2020. This decrease was partially offset by $195 million of growth in our Corporate Finance portfolio that was primarily driven by asset-based lending, mostly through our lender finance vertical, which provides asset managers with partial funding for their direct lending activities.
Total commercial nonperforming finance receivables and loans were $150 million at September 30, 2020, reflecting a decrease of $65 million when compared to December 31, 2019. The decrease was primarily due to no new automotive dealership defaults or impairments during the third quarter of 2020, and lower dealer inventory levels, as well as the upgrade of one exposure within our Corporate Finance portfolio to accrual status. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans decreased to 0.5% at September 30, 2020, compared to 0.6% at December 31, 2019.
In response to the impacts caused by the COVID-19 pandemic, we have taken significant actions to support our commercial automotive customers while prudently managing our credit risk exposure. For our commercial dealer customers that were current on all payment obligations, we offered a waiver of curtailments on wholesale floorplan loans, an increase in floorplan advance rates, a deferral of interest and insurance charges on wholesale borrowings, and a deferral of term loan payments from April through July 2020. Approximately 2,290 or 73% of eligible dealers requested at least one form of this assistance for at least one month as part of this program. Approximately 32% of eligible wholesale dealers deferred wholesale interest and insurance payments during the third quarter of 2020, which represented a decline from the first and second quarters. Dealers that elected to defer wholesale interest and insurance payments have the option to repay such balances over a 4- or 12-month period without additional interest charges or fees. As of September 30, 2020, approximately 29% of these enrolled dealers had opted for 4-month repayment terms, 69% had opted for 12-month repayment terms, and 2% had paid all deferred charges in full. Of the dealers that had not yet paid in full, 100% were current on their repayment terms. We have collected over one-third of all deferred wholesale interest and insurance charges through September 30, 2020, and in the aggregate, remittances from dealers exceed their scheduled repayment obligations.
Total commercial TDRs outstanding at September 30, 2020, increased $79 million since December 31, 2019, to $200 million. The increase was primarily driven by the restructuring of three exposures within our Corporate Finance portfolio. Refer to Note 8 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for additional information.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Commercial and industrial
Automotive	$4	$1	0.1%	—%	$7	$2	—%	—%
Other	—	15	—	1.4	38	31	0.9	0.9
Total commercial finance receivables and loans	$4	$16	0.1	0.2	$45	$33	0.2	0.1
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Our net charge-offs from total commercial finance receivables and loans were $4 million and $45 million for the three months and nine months ended September 30, 2020, respectively, compared to net charge-offs of $16 million and $33 million for the three months and nine months ended September 30, 2019. The decrease for the three months ended September 30, 2020, was primarily driven by the partial charge-off of a single exposure in our Corporate Finance portfolio during the three months ended September 30, 2019, that did not reoccur. This decrease was partially offset by the charge-offs of two exposures in our commercial automotive portfolio. The increase for the nine months ended September 30, 2020, was primarily driven by our Corporate Finance portfolio and included charge-offs related to two exposures, including the full charge-off of one exposure during the nine months ended September 30, 2020. These charge-offs were larger than the total charge-offs related to three exposures recognized during the nine months ended September 30, 2019. This increase was also impacted by the charge-offs of two exposures in our commercial automotive portfolio.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $4.9 billion and $5.0 billion at September 30, 2020, and December 31, 2019, respectively.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

	September 30, 2020	December 31, 2019
Texas	13.0%	15.0%
Florida	12.4	11.6
California	8.0	7.2
Michigan	8.0	8.2
New York	5.8	5.9
North Carolina	5.7	4.6
Georgia	3.9	3.5
South Carolina	2.6	2.8
Illinois	2.5	2.4
Utah	2.3	2.3
Other United States	35.8	36.5
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures increased $229 million from December 31, 2019, to $4.5 billion at September 30, 2020. The increase was primarily due to an increase in special mention accounts within our Corporate Finance portfolio. The increase was mainly driven by the impact of COVID-19 on the operations of borrowers in several different industries. This increase was largely offset by lower dealer inventory levels in our commercial automotive portfolio driven by COVID-19-related production shutdowns during the second quarter of 2020, as well as continued lower production levels as automotive manufacturers work to return to pre-pandemic levels.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

	September 30, 2020	December 31, 2019
Industry
Automotive	64.6%	81.7%
Services	12.3	5.4
Health/Medical	4.8	2.9
Other	18.3	10.0
Total commercial criticized finance receivables and loans	100.0%	100.0%

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
We have elected to phase the estimated impact of CECL into regulatory capital in accordance with the interim final rule of the FRB and other U.S. banking agencies that became effective on March 31, 2020, and was subsequently clarified and adjusted in a final rule effective September 30, 2020. As a result, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Refer to Note 17 to the Condensed Consolidated Financial Statements for further details about the impact of CECL on regulatory capital.
The CECL standard introduced a new accounting model to measure credit losses for financial assets measured at amortized costs. In contrast to the previous incurred loss model, CECL requires credit losses for financial assets measured at amortized cost to be determined based on the total current expected credit losses over the life of the financial asset or group of assets.
Under CECL, our modeling processes incorporate the following considerations:
•a single forecast scenario for macroeconomic factors incorporated into the modeling process;
•a 12-month reasonable and supportable forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 24-month period; and
•data from the historical mean will be calculated from January 2008 through the most current period which includes data points from the most recent recessionary period.
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
COVID-19 Impacts
During the second half of March 2020, the economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic resulting in notable adverse changes to forecasted economic variables that are utilized in our modeling processes. Given the fact that the macroeconomic information utilized in our quantitative allowance processes did not fully reflect the rapidly evolving economic changes resulting from the COVID-19 pandemic, we utilized our qualitative allowance framework to ensure the total reserve under CECL reflected the most current forecast of the broader macroeconomic environment.
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
Through September 2020, forecasted economic variables utilized in our allowance modeling processes were updated to reflect the current macroeconomic environment and our future expectations which included (but were not limited to) the following: the unemployment rate moderating to approximately 9% in September 2020 after reaching year-to-date highs of nearly 15% in April 2020, declining to approximately 8% by the end of 2020, before migrating downward to our historical mean of approximately 7% by the third quarter of 2023, a

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
significant near term recovery in GDP as measured on a quarter-over-quarter seasonally adjusted annualized rate basis, and a recovery of new light vehicle sales on a seasonally adjusted annualized rate basis of approximately 15 million units by the end of 2020. In addition to updating the macroeconomic variables for our quantitative processes, we reassessed reserves under our qualitative framework for potential adjustment during the quarter ended September 30, 2020. The improvement in the macroeconomic outlook through our modeling processes resulted in a decrease in reserves that was more than offset by other factors, specifically the significant increase in end of period balances in our consumer automotive portfolio. As a result, our overall allowance for loan losses increased $25 million from the prior quarter to $3.4 billion at September 30, 2020, representing 2.9% as a percentage of total finance receivables and loans, compared to 2.8% as of June 30, 2020, and compared to 2.5% as of March 31, 2020.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three and nine months ended September 30, 2020, and includes the cumulative effect of adopting ASU 2016-13.

Three months ended September 30, 2020 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at July 1, 2020	$2,963	$42	$49	$3,054	$300	$3,354
Charge-offs (a)	(269)	(4)	(2)	(275)	(4)	(279)
Recoveries	152	5	—	157	—	157
Net charge-offs	(117)	1	(2)	(118)	(4)	(122)
Provision due to change in portfolio size	45	(3)	18	60	(1)	59
Provision due to incremental charge-offs	117	(1)	2	118	4	122
Provision due to all other factors (b)	(28)	1	—	(27)	(7)	(34)
Total provision for credit losses (c)	134	(3)	20	151	(4)	147
Other	2	(1)	—	1	(1)	—
Allowance at September 30, 2020	$2,982	$39	$67	$3,088	$291	$3,379
Net charge-offs to average finance receivables and loans outstanding for the three months ended September 30, 2020	0.6%	—%	3.4%	0.5%	0.1%	0.4%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2020	6.4	(10.1)	7.1	6.5	18.3	6.9
(a)Represents the amount of the amortized cost directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the amortized cost of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Condensed Consolidated Financial Statements for more information regarding our charge-off policies.
(b)Amounts include provision expense associated with the impacts of COVID-19, as further described in the section above.
(c)Consumer mortgage provision expense includes a provision benefit of $3 million related to our legacy mortgage portfolio. Commercial provision expense includes $2 million related to commercial other within the commercial and industrial portfolio class, and a provision benefit of $6 million related to commercial real estate.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2020 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at December 31, 2019	$1,075	$46	$9	$1,130	$133	$1,263
Cumulative effect of the adoption of Accounting Standards Update 2016-13	1,334	(6)	16	1,344	2	1,346
Allowance at January 1, 2020	$2,409	$40	$25	$2,474	$135	$2,609
Charge-offs (a)	(887)	(9)	(11)	(907)	(47)	(954)
Recoveries	371	14	1	386	2	388
Net charge-offs	(516)	5	(10)	(521)	(45)	(566)
Provision due to change in portfolio size	49	(3)	22	68	(15)	53
Provision due to incremental charge-offs	516	(5)	10	521	45	566
Provision due to all other factors (b)	523	3	19	545	173	718
Total provision for credit losses (c)	1,088	(5)	51	1,134	203	1,337
Other	1	(1)	1	1	(2)	(1)
Allowance at September 30, 2020	$2,982	$39	$67	$3,088	$291	$3,379
Net charge-offs to average finance receivables and loans outstanding for the nine months ended September 30, 2020	0.9%	—%	5.6%	0.8%	0.2%	0.6%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2020	4.3	(6.1)	5.0	4.5	4.8	4.5
(a)Represents the amount of the amortized cost directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the amortized cost of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Condensed Consolidated Financial Statements for more information regarding our charge-off policies.
(b)Amounts include provision expense associated with the impacts of COVID-19, as further described in the section above.
(c)Consumer mortgage provision expense includes $4 million related to Mortgage Finance and a provision benefit of $9 million related to our legacy mortgage portfolio. Commercial provision expense includes $40 million related to commercial automotive and $141 million related to commercial other within the commercial and industrial portfolio class, and $22 million related to commercial real estate.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three and nine months ended September 30, 2019, prior to the adoption of ASU 2016-13, as defined by the previous accounting guidance in effect at that time.

Three months ended September 30, 2019 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at July 1, 2019	$1,078	$49	$1,127	$155	$1,282
Charge-offs (a)	(374)	(3)	(377)	(16)	(393)
Recoveries	121	5	126	—	126
Net charge-offs	(253)	2	(251)	(16)	(267)
Provision for loan losses (b)	264	(5)	259	4	263
Other	1	(2)	(1)	—	(1)
Allowance at September 30, 2019	$1,090	$44	$1,134	$143	$1,277
Net charge-offs to average finance receivables and loans outstanding for the three months ended September 30, 2019	1.4%	—%	1.1%	0.2%	0.8%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2019	1.1	n/m	1.1	2.2	1.2
n/m = not meaningful
(a)Represents the amount of the gross carrying value directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the gross carrying value of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for more information regarding our charge-off policies.
(b)Consumer mortgage provision expense includes a provision benefit of $5 million related to our legacy mortgage portfolio. Commercial provision expense includes $1 million related to commercial automotive and $3 million related to commercial other within the commercial and industrial portfolio class.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2019 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2019	$1,048	$53	$1,101	$141	$1,242
Charge-offs (a)	(1,027)	(11)	(1,038)	(33)	(1,071)
Recoveries	368	17	385	—	385
Net charge-offs	(659)	6	(653)	(33)	(686)
Provision for credit losses (b)	701	(13)	688	34	722
Other	—	(2)	(2)	1	(1)
Allowance at September 30, 2019	$1,090	$44	$1,134	$143	$1,277
Net charge-offs to average finance receivables and loans outstanding for the nine months ended September 30, 2019	1.2%	—%	1.0%	0.1%	0.7%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2019	1.2	n/m	1.3	3.3	1.4
n/m = not meaningful
(a)Represents the amount of the amortized cost directly written off. For consumer and commercial loans, the loss from a charge-off is measured as the difference between the amortized cost of a loan and the fair value of the collateral, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for more information regarding our charge-off policies.
(b)Consumer mortgage provision expense includes $2 million related to Mortgage Finance and a provision benefit of $15 million related to our legacy mortgage portfolio. Commercial provision expense includes $7 million related to commercial automotive and $28 million related to commercial other within the commercial and industrial portfolio class, and $1 million in provision benefit related to commercial real estate.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
September 30, 2020
Allowance for loan losses to finance receivables and loans outstanding (a)	4.0%	0.2%	20.9%	3.4%	1.0%	2.9%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	236.2%	49.3%	n/m	230.0%	193.8%	226.3%
September 30, 2019
Allowance for loan losses to finance receivables and loans outstanding (a)	1.5%	0.3%	—%	1.3%	0.4%	1.0%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	157.5%	75.8%	—%	151.1%	80.0%	137.4%
n/m = not meaningful
(a)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.
The allowance for consumer loan losses at September 30, 2020, increased $2.0 billion compared to September 30, 2019, reflecting increases of $1.9 billion in the consumer automotive allowance and $67 million in the consumer other allowance, partially offset by a decrease of $5 million in the consumer mortgage allowance. The increase in our consumer allowance was primarily driven by our adoption of CECL, which resulted in a $1.3 billion increase to the allowance for loan losses. Additionally, our consumer allowance for loan losses increased as a result of the broad macroeconomic impact resulting from the COVID-19 pandemic. The decrease in the consumer mortgage allowance was primarily driven by the decrease in finance receivables of $938 million at September 30, 2020, compared to September 30, 2019.
The allowance for commercial loan losses increased $148 million at September 30, 2020, compared to September 30, 2019. The increase was primarily driven by our commercial automotive and Corporate Finance portfolios due to reserve increases associated with higher expected losses due to COVID-19 driven market deterioration, partially offset by reserve decreases driven by approximately $11.5 billion of lower commercial automotive balances.
The provision for consumer loan losses was $151 million and $1.1 billion for the three months and nine months ended September 30, 2020, respectively, compared to $259 million and $688 million for the three months and nine months ended September 30, 2019. The decrease in provision expense for the three months ended September 30, 2020, was primarily driven by lower net charge-offs within our consumer automotive portfolio. For the nine months ended September 30, 2020, the increase in provision for credit losses was primarily driven by consumer automotive reserve increases associated with higher expected losses due to the broad macroeconomic impact resulting from the COVID-19 pandemic, which were partially offset by lower net charge-offs within our consumer automotive portfolio.
The provision for commercial loan losses decreased $8 million and increased $169 million for the three months and nine months ended September 30, 2020, respectively, compared to the three months and nine months ended September 30, 2019. For the three months ended September 30, 2020, the decrease in provision for credit losses was primarily driven by reserve releases within our commercial automotive

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
portfolio associated with favorable movement in macroeconomic factors. The increase in provision expense for the nine months ended September 30, 2020, was primarily driven by reserve increases in our commercial portfolios associated with the broad macroeconomic impact resulting from the COVID-19 pandemic, which were partially offset by reserve decreases driven by $11.5 billion of lower assets primarily within our floorplan balances.
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2020			2019
September 30, ($ in millions)	Allowance for credit losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for credit losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$2,982	4.0%	88.2%	$1,090	1.5%	85.4%
Consumer mortgage
Mortgage Finance	20	0.1	0.6	17	0.1	1.3
Mortgage — Legacy	19	2.1	0.6	27	2.2	2.1
Total consumer mortgage	39	0.2	1.2	44	0.3	3.4
Consumer other	67	20.9	2.0	—	—	—
Total consumer loans	3,088	3.4	91.4	1,134	1.3	88.8
Commercial
Commercial and industrial
Automotive	59	0.3	1.8	40	0.1	3.1
Other	181	3.5	5.3	76	1.7	6.0
Commercial real estate	51	1.1	1.5	27	0.5	2.1
Total commercial loans	291	1.0	8.6	143	0.4	11.2
Total allowance for loan losses	$3,379	2.9	100.0%	$1,277	1.0	100.0%
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
LIBOR Transition
LIBOR is an important interest rate benchmark that is expected to be discontinued by the end of 2021. We recognize the significance of LIBOR cessation, and have devoted numerous resources throughout all levels of the organization since 2018 to actively identify, assess, monitor, and mitigate risks associated with this transition. Our LIBOR cessation program is also subject to the governance and oversight of

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
our Board through the RC and certain executive committees including the ALCO and the ERMC. For a more detailed discussion of our planned transition away from LIBOR, refer to the section titled Risk Management—LIBOR Transition in our 2019 Annual Report on Form 10-K.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as further described in Note 1 to the Condensed Consolidated Financial Statements. The final guidance issued by the FASB is intended to help facilitate the market transition from existing reference interest rates to alternative reference interest rates. This guidance provides temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include relief related to contract modifications, hedging relationships, and it also provides a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2022. We are currently in the process of evaluating the amendments and we anticipate the final guidance will allow for greater flexibility in the transition away from LIBOR.
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
The net financing revenue sensitivity tests measure the potential change in our pretax net financing revenue over the following 12 months. We test a number of alternative rate scenarios, including immediate and gradual parallel shocks to the implied market forward curve. Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next 12 months would increase by $3 million if interest rates remain unchanged.
The following table presents the pretax dollar impact to forecasted net financing revenue over the next 12 months assuming various shocks to the implied market forward curve as of September 30, 2020, and December 31, 2019.

	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)
September 30, 2020
+200 basis points	$171	$221
+100 basis points	88	181
-25 basis points (b)	(1)	(36)
December 31, 2019
+200 basis points	$2	$(136)
+100 basis points	(1)	7
-100 basis points	17	67
(a)Gradual changes in interest rates are recognized over 12 months.
(b)With rates at or near historical lows across the curve, a scenario with rates declining 25 basis points is being utilized, which management believes is more meaningful to understand exposure to lower rates in the current market rate environment rather than the down 100 basis point scenario. Our models currently assume rates do not go below zero.
The implied forward rate curve was significantly lower across all tenors compared to December 31, 2019, as interest rates were at or near historical lows across the curve. The impact of this change is reflected in our baseline net financing revenue projections. As of September 30, 2020, the expected benefit of an upward instantaneous interest rate shock scenario has increased, primarily due to changes to our derivative hedging position, higher cash balances, as well as our continued shift in funding to retail deposits.
The exposure in the downward instantaneous interest rate shock scenario is largely driven by mortgage prepayment risk and is muted as our models assume rates do not go below zero.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. However, certain automotive manufacturers have provided their guarantee for portions of our residual exposure, as further described in Note 9 to the Condensed Consolidated Financial Statements. Our operating lease portfolio, net of accumulated depreciation was $9.5 billion and $8.9 billion as of September 30, 2020, and December 31, 2019, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $7.8 billion and $7.2 billion as of September 30, 2020, and December 31, 2019, respectively. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A in our 2019 Annual Report on Form 10-K.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended September 30,		Nine months ended September 30, 2020
	2020	2019	2020	2019
Off-lease vehicles terminated (in units)	28,917	29,985	76,121	85,282
Average gain per vehicle ($ per unit)	$2,437	$944	$810	$773
Method of vehicle sales
Auction
Internet	53%	54%	57%	53%
Physical	8	14	10	15
Sale to dealer, lessee, and other	39	32	33	32
We recognized an average gain per vehicle of $2,437 and $810 for the three months and nine months ended September 30, 2020, respectively, compared to an average gain per vehicle of $944 and $773 for the same periods in 2019. The increases in remarketing performance were primarily due to continued new vehicle supply constraints and an increase in demand for used vehicles. The number of off-lease vehicles remarketed during the three months and nine months ended September 30, 2020, decreased 4% and 11%, respectively, compared to the same periods in 2019, primarily due to reduced early termination activity resulting from continued new vehicle supply constraints.
To support our customers and help mitigate lease residual risk, we deferred lease payments without fees for up to 120 days for any consumer requesting assistance related to the COVID-19 pandemic. Approximately 55,000 of our lease customers enrolled in this lease modification program, and approximately 60% of these customers were granted a 120-day deferral at the time of enrollment. As of September 30, 2020, substantially all of these customers had exited the program and of these approximately 2,900 had paid in full and terminated their leases. Of the customers that had exited the program with outstanding lease obligations, 94% were current on their lease obligations as of September 30, 2020. We also provided a program for and, in some cases, incentivized customers nearing their scheduled lease-end dates to extend their leases for up to an additional 180 days. Eligible customers who opted into this program during the early part of the second quarter were not charged for the first month of the extension, and the following months of the extended lease were offered under the terms of the existing lease contract. Approximately 8,500 customers had opted into an extension requiring additional payments, and as of September 30, 2020, approximately 4,500 remained enrolled in the program.
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

September 30,	2020	2019
Sport utility vehicle	57%	59%
Truck	34	31
Car	9	10
As a result of the runoff of our legacy GM operating lease portfolio, our exposure to Chrysler vehicles represented approximately 90% and 93% of our operating lease units as of September 30, 2020, and 2019, respectively.

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
Liquidity Risk Management
Multiple metrics are used to measure liquidity risk, manage the liquidity position, identify related trends, and monitor such trends and metrics against established limits. These metrics include comprehensive stress tests that measure the sufficiency of the liquidity portfolio over stressed horizons ranging from overnight to 12 months, stability ratios that measure longer-term structural liquidity, and concentration ratios that enable prudent funding diversification. In addition, we have established internal management routines designed to review all aspects of liquidity and funding plans, evaluate the adequacy of liquidity buffers, review stress testing results, and assist management in the execution of its funding strategy and risk-management accountabilities.
Our liquidity stress testing is designed to allow us to operate our businesses and to meet our contractual and contingent obligations, including unsecured debt maturities, for at least 12 months, assuming our normal access to funding is disrupted by severe market-wide and enterprise-specific events. We maintain available liquidity in the form of cash, unencumbered highly liquid securities, and available committed secured credit facility capacity. This available liquidity is held at various legal entities, and is subject to regulatory restrictions and tax implications that may limit our ability to transfer funds across entities.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes our cash, U.S. Treasury and agency securities, and committed credit facilities.

($ in millions)	September 30, 2020	December 31, 2019
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$23,008	$24,713
Liquid cash and equivalents	19,296	3,136
Committed secured credit facilities
Total capacity	1,350	2,500
Outstanding	—	450
Unused capacity (a)	1,350	2,050
Total available liquidity	$43,654	$29,899
(a)Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.
Recent Funding Developments
During March 2020, the spread of COVID-19 was declared a pandemic. This global health crisis has resulted in economic disruption and volatility in the capital markets. While credit spreads for longer-term funding sources such as unsecured debt and ABS issuance increased significantly initially, FRB actions in response to the disruptions reduced credit spreads and improved market liquidity. These actions included providing significant quantitative-easing programs, expanding the Money Market Mutual Fund Liquidity Facility to include a wider range of securities, broadening the Commercial Paper Funding Facility, launching new funds and facilities to support employers, consumers and businesses, and establishing the Term Asset-Backed Loan Facility to facilitate ABS issuance of student, automotive, credit card, and small business loans guaranteed by the Small Business Administration. We continue to closely monitor market conditions, and actions taken by banking agencies to support general market liquidity. In recent years, we have become less reliant on market-based funding and believe we have adequate liquidity to meet our near-term funding needs. However, it is not currently clear to what degree the COVID-19 pandemic will impact our future funding profile if market dislocation recurs.
Key funding highlights from January 1, 2020, to date were as follows:
•For the nine months ended September 30, 2020, we accessed the unsecured debt capital markets and raised $2.3 billion through the issuance of senior notes, which provided additional liquidity at Ally Financial Inc.
•We elected during the third quarter of 2020 to prepay and early terminate 13 FHLB advances with an aggregate principal balance of $2.5 billion to more cost-effectively manage liquidity at Ally Bank.
•Our total capacity in committed secured credit facilities was reduced by $1.2 billion during the nine months ended September 30, 2020, as we continue to shift our overall funding toward a greater mix of cost-effective deposit funding.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	September 30, 2020		December 31, 2019
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Deposits	$134,938	82	120,752	75
Debt
Secured financings	14,648	9	25,773	16
Institutional term debt	11,222	7	10,933	7
Retail debt programs (a)	2,866	2	2,852	2
Total debt (b)	28,736	18	39,558	25
Total on-balance-sheet funding	$163,674	100	160,310	100
(a)Includes $334 million and $271 million of retail term notes at September 30, 2020, and December 31, 2019, respectively.
(b)Includes hedge basis adjustment as described in Note 18 to the Condensed Consolidated Financial Statements.
Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at September 30, 2020.
Deposits
Ally Bank is a direct bank with no branch network that obtains retail deposits directly from customers through internet, telephone, mobile, and mail channels. These retail deposits provide our Automotive Finance, Mortgage Finance, and Corporate Finance operations as

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
The following table shows Ally Bank’s number of accounts and deposit balances as of the end of each of the last five quarters.

	3rd quarter 2020	2nd quarter 2020	1st quarter 2020	4th quarter 2019	3rd quarter 2019
Number of retail bank accounts (in thousands)	4,425	4,335	4,185	4,006	3,908
Deposits ($ in millions)
Retail	$120,789	$115,813	$106,068	$103,734	$101,295
Brokered (a)	13,990	15,088	16,116	16,898	17,778
Other (b)	159	135	140	120	157
Total deposits	$134,938	$131,036	$122,324	$120,752	$119,230
(a)Brokered deposit balances include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.8 billion as of both September 30, 2020, and June 30, 2020, $1.5 billion as of March 31, 2020, $1.3 billion as of December 31, 2019, and $1.1 billion as of September 30, 2019.
(b)Other deposits include mortgage escrow and other deposits.
During the first nine months of 2020, our total deposit base grew $14.2 billion, driven by continued growth in retail deposits, which was partially offset by a reduction in brokered deposits. Total retail deposits increased $17.1 billion, primarily within our online savings product, as we added approximately 242,000 retail deposit customers during the nine months ended September 30, 2020, and ended with more than 2.2 million total retail deposit customers at September 30, 2020. Strong retention rates and customer acquisition, reflecting the strength of the brand, continue to drive growth in retail deposits. During the third quarter of 2020, our retail deposit franchise continued to see robust quarterly growth, as we recorded the third largest quarterly balance growth and fourth largest quarterly customer growth in our history. Balance growth was driven by customers’ persistent desire to build and maintain liquidity amidst economic uncertainty, as well as by broad economic stimulus measures and muted spending. This growth was partially offset by seasonal, tax-related outflows during the quarter. We continue to enhance our suite of online and mobile banking features, as we introduced a collection of smart savings tools to our online savings product in February 2020. In June 2020, Kiplinger named Ally Bank the “Best Internet Bank” for the fourth consecutive year, and in October 2020, MONEY Magazine named Ally the “Best Online Bank” for the third consecutive year. For additional information on our deposit funding by type, refer to Note 12 to the Condensed Consolidated Financial Statements.
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
During the first nine months of 2020, we raised $48 million through the completion of a term securitization transaction backed by consumer automotive loans.
We manage securitization execution risk by maintaining a diverse domestic and foreign investor base and available capacity from committed secured credit facilities provided by banks. Our ability to access the unused capacity in these facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. We maintain bilateral facilities, which fund our Automotive Finance operations. The facilities can be revolving in nature—generally having an original tenor ranging from 364 days to two years and allowing for additional funding during the commitment period—or they can be amortizing and not allow for any further funding after the commitment period. At September 30, 2020, all of our $1.4 billion of capacity was revolving and of this balance, $550 million was from facilities with a remaining tenor greater than 364 days.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
could be delayed while we establish a new trust. In addition, the mere occurrence of an early amortization event could impair our ability to access the securitization market or increase our cost to do so. At this time, none of these securitizations have experienced an early amortization event.
The majority of our securitizations, including our secured bilateral financing facilities, involve consumer automotive loans. We retain exposure to the nonperformance of these loans through subordinated retained interests in the securitizations as well as obligations to repurchase loans affected by breaches of representations, warranties, or covenants. The secured bilateral financing facilities also include credit-enhancement triggers and revolving period termination events based on the nonperformance of loans. With the COVID-19 pandemic adversely affecting some of our consumer automotive customers and with a significant number of them having enrolled in our loan-deferral program, these securitizations may become more likely to experience a deterioration in loan performance and downgrades by rating agencies. In addition, the secured bilateral financing facilities may become more likely to experience the activation of credit-enhancement triggers and revolving period termination events. Any of these outcomes could have negative impacts on noteholders and us, including in our case a potential for higher pricing and less market access for future securitizations.
We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage finance receivables and loans and investment securities. As of September 30, 2020, we had pledged $20.9 billion of assets to the FHLB resulting in $16.5 billion in total funding capacity with $8.8 billion of debt outstanding.
At September 30, 2020, $37.9 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 13 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $2.5 billion at September 30, 2020. We also have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed-maturity dates and floating-rate notes. There were $334 million of retail term notes outstanding at September 30, 2020. The remainder of our unsecured debt is composed of institutional term debt. In April 2020, June 2020, and September 2020, we accessed the unsecured debt capital markets and raised $750 million, $800 million, and $750 million, respectively, through the issuance of senior notes. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of September 30, 2020, we had no debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We had assets pledged and restricted as collateral to the FRB totaling $2.4 billion as of September 30, 2020. We had no debt outstanding with the FRB as of September 30, 2020.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At September 30, 2020, and December 31, 2019, the outstanding principal balance of the Guaranteed Notes was $2.0 billion and $2.9 billion, respectively, with the last scheduled maturity to take place in 2031.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2020	2019	2020	2019
Net financing loss and other interest income	$(261)	$(280)	$(793)	$(844)
Dividends from bank subsidiaries	—	550	400	1,450
Dividends from nonbank subsidiaries	19	52	60	188
Total other revenue	77	75	210	272
Total net (loss) revenue	(165)	397	(123)	1,066
Provision for credit losses	(28)	3	(56)	35
Total noninterest expense	160	133	471	468
(Loss) income from continuing operations before income tax expense	(297)	261	(538)	563
Income tax benefit from continuing operations	(71)	(117)	(220)	(467)
Net (loss) income from continuing operations	(226)	378	(318)	1,030
Income (loss) from discontinued operations, net of tax	1	1	—	(2)
Net (loss) income (a)	$(225)	$379	$(318)	$1,028
(a)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	September 30, 2020	December 31, 2019
Total assets (a)	$7,427	$6,749
Total liabilities	$16,461	$15,822
(a)Excludes investments in all nonguarantor subsidiaries.
Cash Flows
The following summarizes the activity reflected in the Condensed Consolidated Statement of Cash Flows. While this information may be helpful to highlight certain macro trends and business strategies, the cash flow analysis may not be as helpful when analyzing changes in our net earnings and net assets. We believe that in addition to the traditional cash flow analysis, the discussion related to liquidity, dividends, and ALM herein may provide more useful context in evaluating our liquidity position and related activity.
Net cash provided by operating activities was $2.6 billion and $3.1 billion for the nine months ended September 30, 2020, and 2019, respectively. Activity fell year-over-year, as results were negatively impacted by the COVID-19 pandemic.
Net cash provided by investing activities was $11.0 billion for the nine months ended September 30, 2020, compared to net cash used in investing activities of $3.1 billion for the same period in 2019. The increase was primarily due to a $11.7 billion increase in cash inflows related to originations and repayments of finance receivables and loans held-for-investment and other. During the nine months ended September 30, 2020, commercial wholesale financing receivables outstanding decreased due to a reduction or temporary shutdown in manufacturer production as a result of the COVID-19 pandemic, coupled with ongoing retail automotive sales, which reduced dealer stock levels.
Net cash provided by financing activities for the nine months ended September 30, 2020, was $2.6 billion, compared to net cash used in financing activities of $1.2 billion for the same period in 2019. The change was primarily attributable a decrease of $2.2 billion in net cash outflows related to repayments of long-term debt, and a decrease of $2.2 billion in net cash outflows related to short-term borrowings. These decreases were partially offset by a decrease in cash proceeds received from the issuance of long-term debt, consistent with our continued shift to more cost-efficient deposit funding.
Capital Planning and Stress Tests
As a Category IV firm, we are subject to supervisory stress testing on a two-year cycle and are exempted from company-run capital stress testing. We are also required to submit an annual capital plan to the FRB. Our annual capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on our capital. The plan must also include a discussion of how we, under expected and stressful conditions, will maintain capital commensurate with our risks and above the minimum regulatory capital ratios, and will serve as a source of strength to Ally Bank. The FRB’s final rule introducing the stress capital buffer requirement, which is described in Note 17 to the Condensed Consolidated Financial Statements, made several changes to the CCAR process that applied beginning with the 2020 cycle.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
We received a non-objection to our 2018 capital plan in June 2018. We were not required to submit an annual capital plan to the FRB, participate in the supervisory stress test or CCAR, or conduct company-run capital stress tests during the 2019 cycle. Instead, our capital actions during the 2019 cycle were largely based on the results from our 2018 supervisory stress test. On April 1, 2019, our Board authorized an increase in our stock-repurchase program, permitting us to repurchase up to $1.25 billion of our common stock from time to time from the third quarter of 2019 through the second quarter of 2020. On March 17, 2020, in order to support the FRB's effort to mitigate the impact of the COVID-19 pandemic on the U.S. economy and the financial system, we announced the voluntary suspension of our stock-repurchase program through its termination on June 30, 2020. Consistent with the FRB’s restrictions on common-stock repurchases for large firms such as Ally, described below, we do not currently plan to implement a new stock-repurchase program or repurchase shares of our common stock, except in connection with compensation plans, for the remainder of 2020. We repurchased $105 million of common stock during the first nine months of 2020. We retain the discretion, however, to implement such a program and repurchase common stock, subject to the FRB’s restrictions as summarized below. On October 6, 2020, our Board declared a quarterly cash dividend of $0.19 per share of our common stock. Refer to Note 24 to the Condensed Consolidated Financial Statements for further information on the most recent dividend.
We submitted our 2020 capital plan on April 3, 2020, which included planned capital distributions to common stockholders through share repurchases and cash dividends over the nine-quarter planning horizon. On June 25, 2020, the FRB provided us with the results of the supervisory stress test, additional industry-wide sensitivity analyses conducted in light of the COVID-19 pandemic, and our preliminary stress capital buffer requirement. At the same time, the FRB announced its determination that changes in financial markets or the macroeconomic outlook could have a material effect on the risk profiles and financial conditions of firms subject to the capital-plan rule and that, as a result, the firms (including Ally) would be required to resubmit capital plans to the FRB within 45 days after receiving updated stress scenarios from the FRB. On September 17, 2020, the FRB released two updated scenarios—severely adverse and alternative severe. We updated our capital plan in light of firm-specific baseline and stress scenarios, as required, and submitted our updated plan to the FRB on November 2, 2020. On June 25, 2020, the FRB also announced several actions to ensure that large firms, such as Ally, remain resilient despite the economic uncertainty from the COVID-19 pandemic, including for the third quarter of 2020 (1) the suspension of repurchases by any firm of its common stock, except repurchases relating to issuances of common stock related to employee stock ownership plans, and (2) the disallowance of any increase by a firm in the amount of its common-stock dividends and the imposition of a common-stock dividend limit equal to the average of the firm’s net income for the four preceding calendar quarters. These restrictions have been extended for the fourth quarter of 2020 and may be further extended by the FRB on a quarter-by-quarter basis. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, regulatory considerations, impacts related to the COVID-19 pandemic, any accounting standards that affect capital or liquidity (including CECL), financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be suspended or resumed at any time.
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

Rating agency	Short-term	Senior unsecured debt	Outlook	Date of last action
Fitch	F3	BBB-	Negative	August 12, 2020 (a)
Moody’s	Not Prime	Ba1	Stable	May 12, 2020 (b)
S&P	A-3	BBB-	Negative	May 4, 2020 (c)
DBRS	R-3	BBB (Low)	Negative	April 21, 2020 (d)
(a)Fitch affirmed our senior unsecured debt rating of BBB- and short-term rating of F3, and changed the outlook to Negative from Negative Watch on August 12, 2020.
(b)Moody's affirmed our senior unsecured debt rating of Ba1, affirmed our short-term rating of Not Prime, and maintained a Stable outlook on May 12, 2020. Effective December 1, 2014, we determined to not renew our contractual arrangement with Moody's related to their providing of our issuer, senior unsecured debt, and short-term ratings. Notwithstanding this, Moody's has determined to continue to provide these ratings on a discretionary basis. However, Moody's has no obligation to continue to provide these ratings, and could cease doing so at any time.
(c)Standard & Poor's affirmed our senior unsecured debt rating of BBB-, affirmed our short-term rating of A-3, and changed the outlook to Negative from Stable on May 4, 2020.
(d)DBRS affirmed our senior unsecured debt rating of BBB (Low), affirmed our short-term rating of R-3, and changed the outlook to Negative from Positive on April 21, 2020.
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
Insurance Financial Strength Ratings
Substantially all of our Insurance operations have an FSR and an ICR from A.M. Best. The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to policyholders. Lower ratings generally result in fewer opportunities to write business, as insureds, particularly large commercial insureds, and insurance companies purchasing reinsurance have guidelines requiring high FSR ratings. On September 25, 2020, A.M. Best affirmed the FSR for Ally Insurance Group of A- (excellent), affirmed the ICR of a-, and maintained a Stable outlook.
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
Our most critical accounting estimates are as follows:
•Allowance for loan losses
•Valuation of automotive lease assets and residuals
•Fair value of financial instruments
•Determination of provision for income taxes
On January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses. This guidance replaced the incurred loss methodology, which was used to calculate the allowance for loan losses as described in the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K, with an expected lifetime loss methodology, as described in the Allowance for Loan Losses section below.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Allowance for Loan Losses
We maintain an allowance for loan losses (the allowance) to reflect the net amount expected to be collected from our lending portfolios. The allowance is maintained at a level that management considers to be adequate based upon ongoing quarterly assessments and evaluations using relevant available information, which includes both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. Additions and reductions to the allowance are charged to current period earnings through the provision for credit losses; amounts determined to be uncollectible are charged directly against the allowance, net of amounts recovered on previously charged-off accounts. Expected recoveries do not exceed the total of amounts charged-off or expected to be charged-off. The allowance is measured using statistical models that are designed to correlate certain macroeconomic variables to expected future credit losses. The macroeconomic data used in the models is based on forecasted variables for the next 12 months. Beyond this forecast period, we revert to a historical average for each of the variables on a straight-line basis over 24 months. The allowance reflects management’s estimate of expected credit losses over the contractual term of our lending portfolio and involves significant judgment, which could materially affect the provision for credit losses and, therefore, net income. For additional information regarding our portfolio segments and classes, refer to Note 8 to the Condensed Consolidated Financial Statements.
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
The commercial portfolio segment is primarily composed of larger-balance, nonhomogeneous exposures within our Automotive Finance operations and Corporate Finance operations. These loans generally do not have similar risk characteristics and, as a result, are primarily evaluated individually. Management establishes specific allowances for commercial loans based on the present value of expected future cash flows, discounted at the loans’ effective interest rate, or the observable market price or the fair value of collateral, whichever is determined to be the most appropriate. Estimated costs to sell the collateral on an undiscounted basis are included in the impairment measurement, when appropriate. Loans that share similar risk characteristics are pooled and evaluated collectively. For additional information regarding the allowance calculation for the commercial portfolio segment, refer to Note 1 to the Condensed Consolidated Financial Statements.
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

	2020			2019			Increase (decrease) due to
Three months ended September 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$20,719	$5	0.11%	$3,539	$19	2.13%	$92	$(106)	$(14)
Investment securities (b)	31,085	162	2.07	31,525	221	2.78	(3)	(56)	(59)
Loans held-for-sale, net	472	5	4.33	745	8	4.26	(3)	—	(3)
Finance receivables and loans, net (b) (c)	117,546	1,602	5.42	128,799	1,859	5.73	(162)	(95)	(257)
Investment in operating leases, net (d)	9,317	185	7.89	8,525	134	6.24	12	39	51
Other earning assets	974	11	4.07	1,183	16	5.37	(3)	(2)	(5)
Total interest-earning assets	180,113	1,970	4.35	174,316	2,257	5.14			(287)
Noninterest-bearing cash and cash equivalents	536			391
Other assets	8,137			7,012
Allowance for loan losses	(3,371)			(1,287)
Total assets	$185,415			$180,432
Liabilities and equity
Interest-bearing deposit liabilities (b)	$132,807	$452	1.35%	$117,489	$658	2.22%	$86	$(292)	$(206)
Short-term borrowings	3,343	9	1.08	5,550	33	2.36	(13)	(11)	(24)
Long-term debt	28,512	309	4.31	36,395	378	4.12	(82)	13	(69)
Total interest-bearing liabilities	164,662	770	1.86	159,434	1,069	2.66			(299)
Noninterest-bearing deposit liabilities	157			149
Total funding sources	164,819	770	1.86	159,583	1,069	2.66
Other liabilities	6,472			6,468
Total liabilities	171,291			166,051
Total equity	14,124			14,381
Total liabilities and equity	$185,415			$180,432
Net financing revenue and other interest income		$1,200			$1,188				$12
Net interest spread (e)			2.49%			2.48%
Net yield on interest-earning assets (f)			2.65%			2.70%
(a)Average balances are calculated using a combination of monthly and daily average methodologies.
(b)Includes the effects of derivative financial instruments designated as hedges. Refer to Note 18 to the Condensed Consolidated Financial Statements for further information about the effects of our hedging activities.
(c)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Condensed Consolidated Financial Statements.
(d)Yield includes gains on the sale of off-lease vehicles of $71 million and $28 million for the three months ended September 30, 2020, and 2019, respectively. Excluding these gains on sale, the annualized yield was 4.88% and 4.93% for the three months ended September 30, 2020, and 2019, respectively.
(e)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(f)Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2020			2019			Increase (decrease) due to
Nine months ended September 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$12,719	$23	0.24%	$3,846	$63	2.19%	$145	$(185)	$(40)
Investment securities (b)	31,278	562	2.40	30,707	670	2.92	12	(120)	(108)
Loans held-for-sale, net	320	11	4.59	376	13	4.62	(2)	—	(2)
Finance receivables and loans, net (b) (c)	122,190	4,974	5.44	129,138	5,526	5.72	(297)	(255)	(552)
Investment in operating leases, net (d)	9,155	395	5.76	8,428	373	5.92	32	(10)	22
Other earning assets	1,039	34	4.38	1,205	51	5.66	(7)	(10)	(17)
Total interest-earning assets	176,701	5,999	4.53	173,700	6,696	5.15			(697)
Noninterest-bearing cash and cash equivalents	462			459
Other assets	7,991			6,740
Allowance for loan losses	(3,077)			(1,273)
Total assets	$182,077			$179,626
Liabilities and equity
Interest-bearing deposit liabilities (b)	$126,942	$1,585	1.67%	$113,670	$1,901	2.24%	$222	$(538)	$(316)
Short-term borrowings	4,181	39	1.24	6,158	114	2.48	(37)	(38)	(75)
Long-term debt	30,721	975	4.24	39,649	1,204	4.06	(271)	42	(229)
Total interest-bearing liabilities	161,844	2,599	2.14	159,477	3,219	2.70			(620)
Noninterest-bearing deposit liabilities	144			140
Total funding sources	161,988	2,599	2.14	159,617	3,219	2.70
Other liabilities	5,986			6,167
Total liabilities	167,974			165,784
Total equity	14,103			13,842
Total liabilities and equity	$182,077			$179,626
Net financing revenue and other interest income		$3,400			$3,477				$(77)
Net interest spread (e)			2.39%			2.45%
Net yield on interest-earning assets (f)			2.57%			2.68%
(a)Average balances are calculated using a combination of monthly and daily average methodologies.
(b)Includes the effects of derivative financial instruments designated as hedges. Refer to Note 18 to the Condensed Consolidated Financial Statements for further information about the effects of our hedging activities.
(c)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Condensed Consolidated Financial Statements.
(d)Yield includes gains on the sale of off-lease vehicles of $62 million and $66 million for the nine months ended September 30, 2020, and 2019, respectively. Excluding these gains on sale, the annualized yield was 4.86% and 4.87% for the nine months ended September 30, 2020, and 2019, respectively.
(e)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(f)Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2020, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.    Legal Proceedings
Refer to Note 23 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings which supplements the discussion of legal proceedings set forth in Note 29 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.
Item 1A.    Risk Factors
The section titled Risk Factors in Part I, Item 1A of our 2019 Annual Report on Form 10-K includes a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in Ally. The section titled Risk Factors in Part II, Item 1A of our Form 10-Q for the quarter ended June 30, 2020, includes updates to these risks and uncertainties. The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in our 2019 Annual Report on Form 10-K and our Form 10-Q for the quarter ended June 30, 2020. Except as presented below, there have been no material changes to the risk factors described in our 2019 Annual Report on Form 10-K and our Form 10-Q for the quarter ended June 30, 2020.
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
The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deteriorations in household, business, economic, and market conditions, including in the United States where we conduct nearly all of our business. The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, including:
•The duration, extent, and severity of the pandemic. COVID-19 has not yet been contained and could continue to affect significantly more households and businesses. The duration and severity of the pandemic remain impossible to predict.
•The response of governmental and nongovernmental authorities and the effect on economies and markets. Many governmental and nongovernmental authorities initially responded to COVID-19 by curtailing household and business activity as a containment measure while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. Although this response slowed the rate of spread of COVID-19 and supported economic stability, the number of cases has risen meaningfully at times, and the potential exists for further resurgences to occur, especially during the upcoming cold-and-flu season. In addition, while monetary policy remains highly accommodative, a number of stimulative fiscal programs and actions have expired or been exhausted without renewal. National, regional, and local economies and markets could suffer further disruptions that are lasting.
•The effect on our customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties are affecting individuals, households, and businesses differently and unevenly. Many, however, have changed their behavior in response to governmental mandates and advisories to restrict or alter commercial and social interactions. As a result, our credit, operational, and other risks have generally been elevated and are expected to remain so—if not increase further—for the foreseeable future.
During the nine months ended September 30, 2020, the most notable impact to our results of operations was higher provision expense for credit losses. Our provision expense was $1.3 billion for the nine months ended September 30, 2020, compared to $722 million during the same period in 2019, with the increase primarily driven by incremental reserves associated with a deterioration in macroeconomic variables such as unemployment during the nine months ended September 30, 2020. For more detail and further discussion, refer to the section titled COVID-19 Impacts within the MD&A. Given the unpredictability of COVID-19 and its direct and indirect effects, however, our forecast of macroeconomic conditions and operating results—including expected lifetime credit losses on our loan portfolio—is subject to meaningful uncertainty.
Through the second quarter of 2020, as governments acted to temporarily close or restrict the operations of businesses, including automotive dealers, and as many consumers and businesses changed their behavior in response, we experienced significant reductions in our consumer automotive loan applications. In addition, we observed downward pressure on the automotive sales and other operating results of our dealer customers, on their capacity to accept the return of leased vehicles, and on used-vehicle auction activity and values. Many automotive manufacturers and their suppliers also had taken measures to slow or shut down production in response to the pandemic, which negatively affected dealer inventory levels and sales and significantly reduced wholesale floorplan lending business to dealers. As consumers and businesses adapted to changed conditions and many governmental authorities relaxed their restrictions later in the second quarter, we began to observe a recovery in quality loan application volume and resulting booked originations. In addition, automotive manufacturers and suppliers restarted production, albeit at reduced levels, and we experienced our first month-over-month increase in wholesale floorplan balances in August since the pandemic began. For more detail and further discussion, including in connection with our non-automotive businesses, refer to the section titled Significant Business Developments Related to COVID-19 within the MD&A. We cannot yet be confident in the sustainability of these improvements in our business or the trajectory of the macroeconomic outlook—especially with the recent resurgence of COVID-19 in much of the United States and ongoing uncertainties around the efficacy, availability, and acceptance of medical

Ally Financial Inc. • Form 10-Q
treatments and potential vaccines—and the adverse effects on our business, financial position, results of operations, and prospects could be significant as time goes on.
Governments have taken unprecedented steps to partially mitigate the adverse effects of their actions to contain the spread of COVID-19. For example, in late March 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy. The FRB has taken decisive and sweeping actions as well. Since March 15, 2020, these actions have included a reduction in the target range for the federal funds rate to zero to 0.25 percent, a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, and numerous facilities to support the flow of credit to households and businesses. Still, while monetary policy has remained highly accommodative since the declaration of the pandemic, fiscal stimulus has waned as a meaningful economic rebound developed over the summer and the political environment became more unstable with the approach of the 2020 elections. It is not yet clear whether the political environment will become more salutary after the 2020 elections or whether further stimulative fiscal-policy measures will be implemented.
We also acted swiftly to support our customers with industry-leading relief programs, while prudently managing our credit risk exposure. For example, in our consumer automotive loan portfolio, existing customers had the option to elect to defer their payments for up to 120 days without late fees being incurred, but with finance charges continuing to accrue. This program was made available to all consumer automotive loan customers beginning March 18, 2020. The length of the deferral offering was reduced incrementally, until on June 21, 2020, we eliminated the offering and migrated back to our standard extension process. Approximately 1.2 million consumer automotive loan customers enrolled in the program, of which 99% had reached their scheduled expiration as of September 30, 2020. For our commercial dealer customers that were current on all payment obligations, we offered a waiver of curtailments on wholesale floorplan loans, an increase in floorplan advance rates, a deferral of interest and insurance charges on wholesale borrowings, and a deferral of term loan payments from April through July 2020. Approximately 2,290 or 73% of eligible dealers requested at least one form of this assistance for at least one month as part of this program. Approximately 32% of eligible wholesale dealers deferred wholesale interest and insurance payments during the third quarter of 2020, which represented a decline from the first and second quarters. Dealers that elected to defer wholesale interest and insurance payments have the option to repay such balances over a 4- or 12-month period without additional interest charges or fees. For more detail and further discussion, refer to the section titled Credit Quality Indicators in Note 8 to the Condensed Consolidated Financial Statements and to the section titled Risk Management within the MD&A.
The degree to which our actions and those of governments and others will directly or indirectly assist our customers, counterparties, and third-party service providers and advance our business and the economy generally is not yet clear. For example, while our loan-deferral programs may better position customers to resume their regular payments to us in the future and enhance our brand and customer loyalty, these programs may negatively impact our performance and not be as successful as we expect in managing our credit risk. In addition, while the FRB’s accommodative monetary policy may benefit us to some degree by supporting economic activity among our customers, this policy and sudden shifts in it may inhibit our ability to grow or sustain net interest income and effectively manage interest-rate and market risks. Further, while extraordinary governmental intervention in the economy and markets has created stability, the scale of these actions inevitably heightens political, reputational, litigation, and similar risks for financial intermediaries like us. Also, while governmental stimulus and relief programs may have supported the financial condition of some of our customers, many of these programs and actions have expired or been exhausted and may not be renewed or replaced.
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

Ally Financial Inc. • Form 10-Q
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended September 30, 2020.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended September 30, 2020.

Three months ended September 30, 2020	Total number of shares repurchased (a) (b) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)
July 2020	—	$20.95
August 2020	8	22.64
September 2020	1	24.80
Total	9	22.93
(a)Consists of shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)On March 17, 2020, we announced the voluntary suspension of our stock-repurchase program through its termination on June 30, 2020. Consistent with the FRB’s restrictions on common-stock repurchases for large firms such as Ally, described in Note 17 to the Condensed Consolidated Financial Statements, we do not currently plan to implement a new stock-repurchase program or repurchase shares of our common stock, except in connection with compensation plans, for the remainder of 2020. Refer to Note 17 to the Condensed Consolidated Financial Statements for further details.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Ally Financial Inc. • Form 10-Q
Item 6.    Exhibits
The exhibits listed on the following index of exhibits are filed as a part of this report.

Exhibit	Description	Method of Filing

10.2	Form of Award Agreement related to the issuance of Incentive Compensation Awards	Filed herewith.

10.3	Form of Award Agreement related to the issuance of Performance Stock Units	Filed herewith.

22.1	Subsidiary Guarantors	Filed as Exhibit 22 to the Company’s Quarterly Report for the period ended March 31, 2020, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101	The following information from our Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)	Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended September 30, 2020, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of November, 2020.

Ally Financial Inc. (Registrant)

/S/ JENNIFER A. LACLAIR
Jennifer A. LaClair Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller