Form 10-K
period 2020-12-31
Ally Financial Inc.
filed 2021-02-24
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s common stock (Common Stock) held on June 30, 2020 by non-affiliated entities was approximately $7.4 billion (based on the June 30, 2020 closing price of Common Stock of $19.83 per share as reported on the New York Stock Exchange). At February 22, 2021, the number of shares outstanding of the Registrant’s common stock was 374,011,518 shares.
Documents incorporated by reference: portions of the Registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 4, 2021, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13, and 14 of Part III.

INDEX
Ally Financial Inc. • Form 10-K

Index of Defined Terms
Ally Financial Inc. • Form 10-K

Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Annual Report on Form 10-K.

Term	Definition
A.M. Best	A.M. Best Company, Inc.
ABS	Asset-backed securities
AC	Audit Committee of the Ally Board of Directors
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel Committee	Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956 as amended
BHC	Bank holding company
BMC	Better Mortgage Company
Board	Ally Board of Directors
CARES Act	Coronavirus Aid, Relief, and Economic Security Act as amended
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
CFPB	Consumer Financial Protection Bureau
Chrysler	Stellantis N.V.
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977 as amended
CSG	Commercial Services Group
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as amended
DIF	Deposit Insurance Fund
DTA	Deferred tax asset
D&I	Diversity and inclusion
EAD	Exposure at default
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act as amended
ERMC	Enterprise Risk Management Committee
ERG	Employee resource group
ESG	Environmental, social, and governance
ETF	Exchange-traded fund
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDI Act	Federal Deposit Insurance Act as amended
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991 as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FINRA	Financial Industry Regulatory Authority
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FSR	Financial Strength Rating
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America

Index of Defined Terms
Ally Financial Inc. • Form 10-K

Term	Definition
GLB Act	Gramm-Leach-Bliley Act of 1999 as amended
GM	General Motors Company
IB Finance	IB Finance Holding Company, LLC
IRA	Individual retirement account
LCR	Liquidity coverage ratio
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSA	Mortgage servicing asset
NYDFS	New York Department of Financial Services
NYSE	New York Stock Exchange
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
PD	Probability of default
PPP	Paycheck Protection Program
PSU	Performance Stock Unit or Award
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RSU	Restricted Stock Unit or Award
RV	Recreational vehicle
RWA	Risk-weighted asset
SEC	U.S. Securities and Exchange Commission
Series 2 TRUPS	8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust
SOFR	Secured Overnight Financing Rate
SPE	Special-purpose entity
SRO	Self-regulatory organizations
Tax Act	Tax Cuts and Jobs Act of 2017 as amended
TMCF	Thurgood Marshall College Fund
TDR	Troubled debt restructuring
UDFI	Utah Department of Financial Institutions
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Part I
Ally Financial Inc. • Form 10-K

Item 1.    Business
Our Business
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, or we, us, or our) is a leading digital financial-services company with $182.2 billion in assets as of December 31, 2020. As a customer-centric company with passionate customer service and innovative financial solutions, we are relentlessly focused on “Doing it Right” and being a trusted financial-services provider to our consumer, commercial, and corporate customers. We are one of the largest full-service automotive finance operations in the United States and offer a wide range of financial services and insurance products to automotive dealerships and consumers. Our award-winning digital direct bank (Ally Bank, Member FDIC and Equal Housing Lender) offers mortgage lending, point-of-sale personal lending, and a variety of deposit and other banking products, including savings, money-market, and checking accounts, CDs, and IRAs. Additionally, we offer securities-brokerage and investment-advisory services through Ally Invest. Our corporate-finance business offers capital for equity sponsors and middle-market companies.
We are a Delaware corporation and are registered as a BHC under the BHC Act, and an FHC under the GLB Act. Our primary business lines are Dealer Financial Services, which is composed of our Automotive Finance and Insurance operations, Mortgage Finance, and Corporate Finance. Corporate and Other primarily consists of centralized corporate treasury activities, the management of our legacy mortgage portfolio, the activity related to Ally Invest and Ally Lending (our unsecured personal-lending business unit), and reclassifications and eliminations between the reportable operating segments. Ally Bank’s assets and operating results are included within our Automotive Finance, Mortgage Finance, and Corporate Finance segments, as well as Corporate and Other, based on its underlying business activities. As of December 31, 2020, Ally Bank had total assets of $172.0 billion, and total nonaffiliate deposits of $137.0 billion.
Our strategic objectives are centered around (1) differentiating our company as a relentless ally for consumer, commercial, and corporate customers, (2) ensuring our culture remains aligned with a focus on our customers, communities, employees, and stockholders, (3) ongoing optimization of our market leading automotive, insurance, and digitally-based bank business lines, (4) sustained growth in customers and ongoing relationship deepening across our scalable platforms, and expanded product offerings, and (5) efficient capital deployment and disciplined risk management. We seek to extend our leading position in automotive finance in the United States by continuing to provide automotive dealers and their retail customers with premium service, a comprehensive product suite, consistent funding, and competitive pricing—reflecting our commitment to the automotive industry. Within our Automotive Finance and Insurance operations, we are also focused on strengthening our network of dealer relationships and pursuing digital distribution channels for our products and services, including through our operation of a direct-lending platform and our work with dealers innovating in digital transactions—all while maintaining an appropriate level of risk appetite. Within our other banking operations—including Mortgage Finance and Corporate Finance—we seek to expand our consumer and commercial banking products and services while providing a high level of customer service. In 2019, Ally acquired Credit Services Corporation, LLC and its subsidiary, Health Credit Services LLC, from which Ally created the Ally Lending business unit. Ally Lending currently serves medical and home improvement service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. In addition, we continue to focus on delivering significant and sustainable growth and retention in deposit customers and balances while optimizing our cost of funds. At Ally Invest, we seek to augment our securities-brokerage and investment-advisory services to more comprehensively assist our customers in managing their savings and wealth.
Upon launching our first ever enterprise-wide campaign themed “Do it Right,” we introduced a broad audience to our full suite of digital financial services, which emphasizes our relentless customer focus and commitment to constantly create and reinvent our product offerings and digital experiences to meet the needs of consumers. We continue to build on this foundation and invest in enhancing the customer experience with integrated features across product lines on our digital platform. Our expanded product offerings and unique brand are increasingly gaining traction in the marketplace, as demonstrated by industry recognition of our award-winning digital direct bank and strong customer acquisition and retention rates.
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

Ally Financial Inc. • Form 10-K
Industry and Competition
The markets for automotive financing, insurance, banking (including corporate finance, mortgage finance, and point-of-sale personal lending), securities-brokerage, and investment-advisory services are highly competitive. We directly compete in the automotive financing market with banks, credit unions, captive automotive finance companies, and independent finance companies. Our insurance business also faces significant competition from automotive manufacturers, captive automotive finance companies, insurance carriers, third-party administrators, brokers, and other insurance-related companies. Some of these competitors in automotive financing and insurance, such as captive automotive finance companies, have certain exclusivity privileges with automotive manufacturers whose customers and dealers make up a significant portion of our customer base. In addition, our banking, securities-brokerage, and investment-advisory businesses face intense competition from banks, savings associations, finance companies, credit unions, mutual funds, investment advisers, asset managers, brokerage firms, hedge funds, insurance companies, mortgage-banking companies, and credit-card companies. Financial-technology (fintech) companies also compete with us directly and in partnership with other banks and financial-services providers in lending, deposits, securities-brokerage, investment-advisory, and other markets. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some also have significantly greater scale, financial and operational resources, investment capacity, and brand recognition. Our competitors may be subject to different and, in some cases, less stringent legislative, regulatory, and supervisory regimes than Ally. A range of competitors differ from us in their strategic and tactical priorities and, for example, may be willing to suffer meaningful financial losses in the pursuit of disruptive innovation or to accept more aggressive business, compliance, and other risks in the pursuit of higher returns. Competition affects every aspect of our business, including product and service offerings, rates, pricing and fees, and customer service. Successfully competing in our markets also depends on our ability to innovate, to invest in technology and infrastructure, to maintain and enhance our reputation, and to attract, retain, and motivate talented employees, all while effectively managing risks and expenses. We expect that competition will only intensify in the future.
Regulation and Supervision
We are subject to significant regulatory frameworks in the United States—at federal, state, and local levels—that affect the products and services that we may offer and the manner in which we may offer them, the risks that we may take, the ways in which we may operate, and the corporate and financial actions that we may take.
We are also subject to direct supervision and periodic examinations by various governmental agencies and industry SROs that are charged with overseeing the kinds of business activities in which we engage, including the FRB, the UDFI, the FDIC, the CFPB, the SEC, FINRA, and a number of state regulatory and licensing authorities such as the NYDFS. These agencies and organizations generally have broad authority and discretion in restricting and otherwise affecting our businesses and operations and may take formal or informal supervisory, enforcement, and other actions against us when, in the applicable agency’s or organization’s judgment, our businesses or operations fail to comply with applicable law, comport with safe and sound practices, or meet its supervisory expectations.
This system of regulation, supervision, and examination is intended primarily for the protection and benefit of our depositors and other customers, the FDIC’s DIF, the banking and financial systems as a whole, and the broader economy—and not for the protection or benefit of our stockholders (except in the case of securities laws) or non-deposit creditors. The scope, intensity, and focus of this system can vary from time to time for reasons that range from the state of the economic and political environments to the performance of our businesses and operations, but for the foreseeable future, we expect to remain subject to extensive regulation, supervision, and examinations.
This section summarizes some relevant provisions of the principal statutes, regulations, and other laws that apply to us. The descriptions, however, are not complete and are qualified in their entirety by the full text and judicial or administrative interpretations of those laws and other laws that affect us.
Bank Holding Company, Financial Holding Company, and Depository Institution Status
Ally and IB Finance, a Delaware limited liability company, are BHCs under the BHC Act. Ally is also an FHC under the GLB Act. IB Finance is a direct subsidiary of Ally and the direct parent of Ally Bank, which is a commercial bank that is organized under the laws of the State of Utah and whose deposits are insured by the FDIC under the FDI Act. As BHCs, Ally and IB Finance are subject to regulation, supervision, and examination by the FRB. Ally Bank is a member of the Federal Reserve System and is subject to regulation, supervision, and examination by the FRB and the UDFI.
•Permitted Activities — Under the BHC Act, BHCs and their subsidiaries are generally limited to the business of banking and to closely related activities that are incident to banking. The GLB Act amended the BHC Act and created a regulatory framework for FHCs, which are BHCs that meet certain qualifications and elect FHC status. FHCs, directly or indirectly through their nonbank subsidiaries, are generally permitted to engage in a broader range of financial and related activities than those that are permissible for BHCs—for example, (1) underwriting, dealing in, and making a market in securities; (2) providing financial, investment, and economic advisory services; (3) underwriting insurance; and (4) merchant banking activities. The FRB regulates, supervises, and examines FHCs, as it does all BHCs, but insurance and securities activities conducted by an FHC or any of its nonbank subsidiaries are also regulated, supervised, and examined by functional regulators such as state insurance commissioners, the SEC, or FINRA. The expanded powers permitted to FHCs include the ability to provide insurance products and services, to deliver our SmartAuction finder services and a number of related vehicle-remarketing services for third parties, and to offer certain kinds of brokerage and advisory services. To remain eligible to conduct and expand these broader financial and related activities, Ally and Ally Bank must continue to be treated as an FHC. Refer to Note 20 to the Consolidated Financial Statements and the section below titled Basel

Ally Financial Inc. • Form 10-K
Capital Frameworks for additional information. In addition, our ability to expand these financial and related activities or to make acquisitions generally requires that we achieve a rating of satisfactory or better under the CRA.
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
•Enhanced Prudential Standards — Ally is currently subject to enhanced prudential standards that have been established by the FRB under the Dodd-Frank Act. In May 2018, targeted amendments to the Dodd-Frank Act and other financial-services laws were enacted through the EGRRCP Act, including amendments that affect whether and, if so, how the FRB applies enhanced prudential standards to BHCs like us with $100 billion or more but less than $250 billion in total consolidated assets. In October 2019, the FRB and other U.S. banking agencies issued final rules implementing these amendments. The final rules—which are commonly known as the tailoring framework—were effective on December 31, 2019, and established four risk-based categories of prudential standards and capital and liquidity requirements for banking organizations with $100 billion or more in total consolidated assets. The most stringent standards and requirements apply to U.S. global systemically important BHCs, which are assigned to Category I. The assignment of other banking organizations to the remaining three categories is based on measures of size and four other risk-based indicators: cross-jurisdictional activity, wSTWF, nonbank assets, and off-balance-sheet exposure. Under the tailoring framework, Ally is a Category IV firm and, as such, is (1) subject to supervisory stress testing on a two-year cycle rather than the previously required one-year cycle, (2) required to continue submitting an annual capital plan to the FRB, (3) allowed to continue excluding accumulated other comprehensive income from regulatory capital, (4) required to continue maintaining a buffer of unencumbered highly liquid assets to meet projected net stressed cash outflows over a 30-day planning horizon, (5) required to conduct liquidity stress tests on a quarterly basis rather than the previously required monthly basis, (6) allowed to engage in more tailored liquidity risk management, including monthly rather than weekly calculations of collateral positions, the elimination of limits for activities that are not relevant to the firm, and fewer required elements of monitoring of intraday liquidity exposures, (7) exempted from company-run capital stress testing requirements, (8) exempted from the requirements of the LCR and the net stable funding ratio provided that our average wSTWF continues to remain under $50 billion, and (9) allowed to remain exempted from the requirements of the supplementary leverage ratio, the countercyclical capital buffer, and single-counterparty credit limits. We continue to be subject to rules enabling the FRB to conduct supervisory stress testing on a more or less frequent basis based on our financial condition, size, complexity, risk profile, scope of operations, or activities, or risks to the U.S. economy. Further, we remain subject to rules requiring the resubmission of our capital plan if we determine that there has been or will be a material change in our risk profile, financial condition, or corporate structure since we last submitted the capital plan or if the FRB determines that (a) our capital plan is incomplete or our capital plan or internal capital adequacy process contains material weaknesses, (b) there has been, or will likely be, a material change in our risk profile (including a material change in our business strategy or any risk exposure), financial condition, or corporate structure, (c) the BHC stress scenario(s) are not appropriate for our business model and portfolios, or changes in the financial markets or the macroeconomic outlook that could have a material impact on our risk profile and financial condition require the use of updated scenarios, or (d) our capital plan or condition raise any issues of objection.
•Capital Adequacy Requirements — Ally and Ally Bank are subject to various capital adequacy requirements. Refer to Note 20 to the Consolidated Financial Statements and the section below titled Basel Capital Frameworks for additional information.
•Capital Planning and Stress Tests — Under the tailoring framework described earlier in Enhanced Prudential Standards, Ally is generally subject to supervisory stress testing on a two-year cycle and exempted from mandated company-run capital stress testing requirements. Ally is also required to submit an annual capital plan to the FRB. Ally’s annual capital plan must include an assessment of its expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on our capital. The plan must also include a detailed description of Ally’s process for assessing capital adequacy, including a discussion of how Ally, under expected and stressful conditions, will maintain capital commensurate with its risks and above the minimum regulatory capital ratios, will serve as a source of strength to Ally Bank, and will maintain sufficient capital to continue its operations by maintaining ready access to funding, meeting its obligations to creditors and other counterparties, and continuing to serve as a credit intermediary.
We submitted our 2020 capital plan on April 3, 2020, which included planned capital distributions to common stockholders through share repurchases and cash dividends over the nine-quarter planning horizon. On June 25, 2020, the FRB provided us with the results of the supervisory stress test, additional industry-wide sensitivity analyses conducted in light of the COVID-19 pandemic, and our preliminary stress capital buffer requirement. At the same time, the FRB announced its determination that changes in financial markets or the macroeconomic outlook could have a material effect on the risk profiles and financial conditions of firms subject to the capital-plan rule and that, as a result, the firms (including Ally) would be required to resubmit capital plans to

Ally Financial Inc. • Form 10-K
the FRB within 45 days after receiving updated stress scenarios from the FRB. On September 17, 2020, the FRB released two updated scenarios—severely adverse and alternative severe. We updated our capital plan in light of firm-specific baseline and stress scenarios, as required, and submitted our updated plan to the FRB on November 2, 2020. On December 18, 2020, the FRB publicly disclosed summary results of this second round of supervisory stress testing and extended its deadline for notifying firms about whether their stress capital buffer requirements will be recalculated to March 31, 2021. Refer to the section below titled Limitations on Bank and BHC Dividends and Other Capital Distributions for further details about limitations on distributions placed on firms by the FRB after its supervisory stress testing processes in 2020.
In January 2021, the FRB issued a final rule effective April 5, 2021, to align its capital planning and stress capital buffer requirements with the tailoring framework. Refer to the section below titled Basel Capital Framework for further discussion about our stress capital buffer requirements. Under the final rule, unless otherwise directed by the FRB in specified circumstances, Ally and other Category IV firms are generally no longer required to calculate forward-looking projections of revenues, losses, reserves, and pro forma capital levels under scenarios provided by the FRB. Each firm continues to be required, however, to provide a forward-looking analysis of income and capital levels under expected and stressful conditions that are designed by the firm. In addition, for Category IV firms, the final rule updated the frequency of calculating the portion of the stress capital buffer derived from the supervisory stress test to every other year. These firms have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which they would not generally be subject to the supervisory stress test. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm would receive an updated stress capital buffer requirement that reflects its updated planned common-stock dividends. The final rule also includes reporting and other changes consistent with the tailoring framework.
•Resolution Planning — Under rules of the FDIC, Ally Bank is required to periodically submit to the FDIC a resolution plan (commonly known as a living will) that would enable the FDIC, as receiver, to resolve Ally Bank in the event of its insolvency under the FDI Act in a manner that ensures that depositors receive access to their insured deposits within one business day of Ally Bank’s failure (two business days if the failure occurs on a day other than Friday), maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by the creditors in the resolution. If the FDIC determines that the resolution plan is not credible and the deficiencies are not adequately remedied in a timely manner, the FDIC may take formal or informal supervisory, enforcement, and other actions against us. Ally Bank submitted its most recent resolution plan on July 1, 2018. In April 2019, the FDIC issued an advance notice of proposed rulemaking seeking comment on ways to tailor and improve its resolution-planning rules and, at the same time, delayed the next round of resolution-plan submissions until the rulemaking process has been completed. In May 2020, consistent with the advance notice of proposed rulemaking, the FDIC announced plans to engage in targeted engagement and capabilities testing related to resolution planning with select firms on an as-needed basis. In January 2021 the FDIC announced that, given the passage of time since the last submission of resolution plans and the uncertain economic outlook, the FDIC will resume requiring resolution plan submissions for insured depository institutions with $100 billion or more in assets, including Ally Bank. The FDIC indicated that firms will receive at least 12 months advance notice prior to such a submission. At the same time, the FDIC reiterated its plan to modify its supervisory approach to streamline content requirements for these submissions. Under the tailoring framework described earlier in Enhanced Prudential Standards, Ally is no longer required to submit to the FRB and the FDIC a plan for the rapid and orderly resolution of Ally and its significant legal entities under the U.S. Bankruptcy Code and other applicable insolvency laws in the event of future material financial distress or failure.
•Limitations on Bank and BHC Dividends and Other Capital Distributions — Federal and Utah law place a number of conditions, limits, and other restrictions on dividends and other capital distributions that may be paid by Ally Bank to IB Finance and thus indirectly to Ally. In addition, even if the FRB does not object to our capital plan as described earlier in Capital Planning and Stress Tests, Ally and IB Finance may be precluded from or limited in paying dividends or other capital distributions without the FRB’s approval under certain circumstances—for example, if Ally or IB Finance were to not meet minimum regulatory capital ratios after giving effect to the distributions. FRB supervisory guidance also directs BHCs like us to consult with the FRB prior to increasing dividends, implementing common-stock-repurchase programs, or redeeming or repurchasing capital instruments. Further, the U.S. banking agencies are authorized to prohibit an insured depository institution, like Ally Bank, or a BHC, like Ally, from engaging in unsafe or unsound banking practices and, depending upon the circumstances, could find that paying a dividend or other capital distribution would constitute an unsafe or unsound banking practice.
On June 25, 2020, the FRB announced several actions to ensure that large firms, such as Ally, remain resilient despite the economic uncertainty from the COVID-19 pandemic, including for the third quarter of 2020 (1) the suspension of repurchases by any firm of its common stock, except repurchases relating to issuances of common stock related to employee stock ownership plans, and (2) the disallowance of any increase by a firm in the amount of its common-stock dividends and the imposition of a common-stock dividend limit equal to the average of the firm’s net income for the four preceding calendar quarters. These restrictions were extended by the FRB for the fourth quarter of 2020. On December 18, 2020, the FRB extended and modified these restrictions for the first quarter of 2021 to limit aggregate common-stock dividends and share repurchases to an amount equal to the average of the firm’s net income for the four preceding calendar quarters subject to specified exceptions. Restrictions of this kind may be further extended by the FRB. On January 11, 2021, our Board authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021. For additional information on our capital actions, including our stock-repurchase program and dividends on our common stock, refer to Note 20 to

Ally Financial Inc. • Form 10-K
the Consolidated Financial Statements. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB), impacts related to the COVID-19 pandemic, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.
•Transactions with Affiliates — Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W prevent Ally and its nonbank subsidiaries from taking undue advantage of the benefits afforded to Ally Bank as a depository institution, including its access to federal deposit insurance and the FRB’s discount window. Pursuant to these laws, “covered transactions”—including Ally Bank’s extensions of credit to and asset purchases from its affiliates—are generally subject to meaningful restrictions. For example, unless otherwise exempted, (1) covered transactions are limited to 10% of Ally Bank’s capital stock and surplus in the case of any individual affiliate and 20% of Ally Bank’s capital stock and surplus in the case of all affiliates; (2) Ally Bank’s credit transactions with an affiliate are generally subject to stringent collateralization requirements; (3) with few exceptions, Ally Bank may not purchase any “low quality asset” from an affiliate; and (4) covered transactions must be conducted on terms and conditions that are consistent with safe and sound banking practices (collectively, Affiliate Transaction Restrictions). In addition, transactions between Ally Bank and an affiliate must be on terms and conditions that are either substantially the same as or more beneficial to Ally Bank than those prevailing at the time for comparable transactions with or involving nonaffiliates.
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
•Source of Strength — The Dodd-Frank Act codified the FRB’s policy requiring a BHC, like Ally, to serve as a source of financial strength for a depository-institution subsidiary, like Ally Bank, and to commit resources to support the subsidiary in circumstances when Ally might not otherwise elect to do so. The functional regulator of any nonbank subsidiary of Ally, however, may prevent that subsidiary from directly or indirectly contributing its financial support, and if that were to preclude Ally from serving as an adequate source of financial strength, the FRB may instead require the divestiture of Ally Bank and impose operating restrictions pending such a divestiture.
•Single-Point-of-Entry Resolution Authority — Under the Dodd-Frank Act, a BHC whose failure would have serious adverse effects on the financial stability of the United States may be subjected to an FDIC-administered resolution regime called the orderly liquidation authority as an alternative to bankruptcy. If Ally were to be placed into receivership under the orderly liquidation authority, the FDIC as receiver would have considerable rights and powers in liquidating and winding up Ally, including the ability to assign assets and liabilities without the need for creditor consent or prior court review and the ability to differentiate and determine priority among creditors. In doing so, moreover, the FDIC’s primary goal would be a liquidation that mitigates risk to the financial stability of the United States and that minimizes moral hazard. Under the FDIC’s proposed single-point-of-entry strategy for the resolution of a systemically important financial institution under the orderly liquidation authority, the FDIC would place the top-tier U.S. holding company in receivership, keep its operating subsidiaries open and out of insolvency proceedings by transferring them to a new bridge holding company, impose losses on the stockholders and creditors of the holding company in receivership according to their statutory order of priority, and address the problems that led to the institution’s failure.
•Acceptance of Brokered Deposits — Under FDICIA, insured depository institutions such as Ally Bank must be well capitalized or adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. At December 31, 2020, Ally Bank was well capitalized under the PCA framework. In December 2020, the FDIC approved a final rule to establish a new framework for analyzing whether deposits qualify as brokered deposits, including those that are accepted through arrangements between insured depository institutions, such as Ally Bank, and third parties, such as financial-technology companies. The final rule takes effect on April 1, 2021, with full compliance required as of January 1, 2022. We continue to evaluate the effect of the final rule on us, but at the present time, we expect that any effect would be a reduction in the number of deposit arrangements between Ally Bank and third parties that would be characterized as brokered deposits. Brokered deposits totaled $12.6 billion at December 31, 2020, which represented 9.2% of Ally Bank’s total deposits.
•Enforcement Authority — The FRB possesses extensive authorities and powers to regulate and supervise the conduct of Ally’s businesses and operations. If the FRB were to take the position that Ally or any of its subsidiaries have violated any law or commitment or engaged in any unsafe or unsound practice, formal or informal enforcement and other supervisory actions could be taken by the FRB against Ally, its subsidiaries, and institution-affiliated parties (such as directors, officers, and agents). The UDFI and the FDIC have similarly expansive authorities and powers over Ally Bank and its subsidiaries. For example, any of these

Ally Financial Inc. • Form 10-K
governmental authorities could order us to cease and desist from engaging in specified activities or practices or could affirmatively compel us to correct specified violations or practices. Some or all of these government authorities also would have the power, as applicable, to issue administrative orders against us that can be judicially enforced, to direct us to increase capital and liquidity, to limit our dividends and other capital distributions, to restrict or redirect the growth of our assets, businesses, and operations, to assess civil money penalties against us, to remove our officers and directors, to require the divestiture or the retention of assets or entities, to terminate deposit insurance, or to force us into bankruptcy, conservatorship, or receivership. These actions could directly affect not only Ally, its subsidiaries, and institution-affiliated parties but also Ally’s counterparties, stockholders, and creditors and its commitments, arrangements, and other dealings with them.
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
In December 2010, the Basel Committee reached an agreement on the global Basel III capital framework, which was designed to increase the quality and quantity of regulatory capital and to strengthen the regulation, supervision, and risk management of banking organizations. In July 2013, the U.S. banking agencies finalized U.S. Basel III, including the implementation of related provisions of the Dodd-Frank Act. We became subject to U.S. Basel III on January 1, 2015, although a number of its provisions—including capital buffers and certain regulatory capital deductions—were subject to a phase-in period through December 31, 2018.
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. In addition to these minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which for Ally was 3.5% and for Ally Bank was 2.5% as of December 31, 2020. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%.
Prompted by the enactment of the EGRRCP Act, the FRB and other U.S. banking agencies tailored the capital and liquidity requirements that apply to large U.S. banking organizations. Refer to the section above titled Bank Holding Company, Financial Holding Company, and Depository Institution Status for additional information. In March 2020, the FRB issued a final rule to more closely align forward-looking stress testing results with the FRB’s non-stress regulatory capital requirements for BHCs with $100 billion or more in total consolidated assets and other specified companies. The final rule introduced a stress capital buffer requirement based on firm-specific stress test performance and planned dividends, which for Ally replaced the fixed 2.5% component of the capital conservation buffer requirement. The final rule also made several changes to the CCAR process, such as eliminating the CCAR quantitative objection, narrowing the set of planned capital actions assumed to occur in the stress scenario, assuming that a firm maintains a constant level of assets over the planning horizon, eliminating the 30% dividend payout ratio as a criterion for heightened scrutiny of a firm’s capital plan, and allowing a firm to make capital distributions in excess of those included in its capital plan if the firm is otherwise in compliance with the automatic distribution limits of the capital framework. The final rule became effective on May 18, 2020, and therefore applied to the 2020 CCAR process. Under the final rule, Ally’s stress capital buffer requirement is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of risk-weighted assets. For a Category IV firm like Ally, the capital conservation buffer requirement comprises the stress capital buffer requirement. The capital conservation buffer requirement applicable to Ally’s depository-institution subsidiary, Ally Bank, continues to be a fixed 2.5%. Ally received its first preliminary stress capital buffer requirement from the FRB on June 25, 2020, which was determined under this new methodology to be 3.5%, was finalized on August 10, 2020, and became effective on October 1, 2020. On June 25, 2020, the FRB also announced its determination that changes in financial markets or the macroeconomic outlook could have a material effect on the risk profiles and financial conditions of firms subject to the capital-plan rule and that, as a result, the firms (including Ally) would be required to resubmit capital plans to the FRB within 45 days after receiving updated stress scenarios from the FRB.

Ally Financial Inc. • Form 10-K
On September 17, 2020, the FRB released two updated scenarios—severely adverse and alternative severe. We updated our capital plan in light of firm-specific baseline and stress scenarios, as required, and submitted our updated plan to the FRB on November 2, 2020. On December 18, 2020, the FRB publicly disclosed summary results of this second round of supervisory stress testing and extended its deadline for notifying firms about whether their stress capital buffer requirements will be recalculated to March 31, 2021. It is possible that this resubmission process may result in a change in Ally’s stress capital buffer requirement and, consequently, its capital conservation buffer requirement.
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
U.S. Basel III also revised the eligibility criteria for regulatory capital instruments and provides for the phase-out of instruments that had previously been recognized as capital but that do not satisfy these criteria. For example, subject to certain exceptions (such as certain debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other hybrid securities were excluded from a BHC’s Tier 1 capital as of January 1, 2016. Also, subject to a phase-in schedule, certain items are deducted from Common Equity Tier 1 capital under U.S. Basel III that had not previously been deducted from regulatory capital, and certain other deductions from regulatory capital have been modified. Among other things, U.S. Basel III requires investments in the capital instruments of unconsolidated financial institutions, MSAs, and certain DTAs that individually exceed a specified threshold to be deducted from Common Equity Tier 1 capital. U.S. Basel III also revised the standardized approach for calculating RWAs by, among other things, modifying certain risk weights and the methods for calculating RWAs for certain types of assets and exposures.
In July 2019, the FRB and other U.S. banking agencies issued a final rule to simplify the capital treatment for MSAs, certain DTAs, and investments in the capital instruments of unconsolidated financial institutions (collectively, threshold items). Prior to the final rule taking effect, banking organizations deducted from capital amounts of threshold items that individually exceeded 10% of Common Equity Tier 1 capital. The aggregate amount of threshold items not deducted under the 10% threshold deduction but that nonetheless exceeded 15% of Common Equity Tier 1 capital minus certain deductions from and adjustments to Common Equity Tier 1 capital were also deducted. Any amount of these MSAs and certain DTAs not deducted from Common Equity Tier 1 capital were risk weighted at 100%. The final rule removed the individual and aggregate deduction thresholds for threshold items and adopted a single 25% Common Equity Tier 1 capital deduction threshold for each item individually, and required that any of the threshold items not deducted be risk weighted at 250%. The final rule also simplified the calculation methodology for minority interests. These provisions took effect for us on April 1, 2020, and did not have a material impact on our capital position.
Ally and Ally Bank are subject to the U.S. Basel III standardized approach for counterparty credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities.
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. While BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. In addition, under FDICIA, only well-capitalized and, with a waiver from the FDIC, adequately capitalized institutions may accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. At December 31, 2020, Ally Bank was well capitalized under the PCA framework.
At December 31, 2020, Ally and Ally Bank were in compliance with their regulatory capital requirements. For an additional discussion of capital adequacy requirements, refer to Note 20 to the Consolidated Financial Statements.
On January 1, 2020, we adopted CECL, which is further described in Note 1 to the Consolidated Financial Statements. In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including Ally, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued an interim final rule that became effective on March 31, 2020, and that provides BHCs and banks with an alternative option to temporarily delay an estimate of the impact of CECL, relative to the incurred loss methodology for estimating the allowance for loan losses, on regulatory capital. The interim final rule was clarified and adjusted in a final rule that became effective

Ally Financial Inc. • Form 10-K
September 30, 2020. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the final rule, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of December 31, 2020, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $1.2 billion.
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
Insured Depository Institution Status
Ally Bank is an insured depository institution and, as such, is required to file periodic reports with the FDIC about its financial condition. Total assets of Ally Bank were $172.0 billion and $167.5 billion at December 31, 2020, and 2019, respectively.
Ally Bank’s deposits are insured by the FDIC in the standard insurance amounts per depositor for each account ownership category as prescribed by the FDI Act. Deposit insurance is funded through assessments on Ally Bank and other insured depository institutions, and the FDIC may take action to increase insurance premiums if the DIF is not funded to its regulatory-mandated Designated Reserve Ratio (DRR). Currently, the FDIC is required to maintain a DRR of 1.35% under the FDI Act. In 2020, due to extraordinary growth in insured deposits after the start of the COVID-19 pandemic, the DIF reserve ratio fell below the 1.35% statutory minimum. The FDI Act requires that the FDIC adopt a restoration plan when the DIF reserve ratio falls below 1.35% or is expected to do so within six months. The plan must restore the DIF reserve ratio to at least 1.35% within eight years, absent extraordinary circumstances. On September 15, 2020, the FDIC announced its restoration plan, projecting the DIF reserve ratio to return to a level above 1.35% without any increase to the deposit insurance assessment rate schedule while committing to closely monitor economic conditions, the health of the banking sector, and deposit-growth trends. Under the Dodd-Frank Act, the FDIC assesses premiums from each institution based on its average consolidated total assets minus its average tangible equity, while utilizing a scorecard method to determine each institution’s risk to the DIF. In June 2020, the FDIC approved a final rule that mitigates the deposit insurance assessment effects of participating in the Paycheck Protection Program, the Paycheck Protection Program Liquidity Facility, and the Money Market Mutual Fund Liquidity Facility.
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
Investments in Ally
Because Ally Bank is an insured depository institution and Ally and IB Finance are BHCs, direct or indirect control of us—whether through the ownership of voting securities, influence over management or policies, or other means—is subject to approvals, conditions, and other restrictions under federal and state laws. Refer to the section above titled Bank Holding Company, Financial Holding Company, and Depository Institution Status for additional information. These laws may differ in their purposes, definitions and presumptions of control, and restrictions, which for example is the case for the BHC Act and the Change in Bank Control Act. Investors are responsible for ensuring that they do not, directly or indirectly, acquire control of us in contravention of these laws.
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
Insurance Companies
Some of our insurance operations—including in the United States, Canada, and Bermuda—are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions under applicable state and foreign insurance laws, and the rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under various state and foreign insurance laws, dividend distributions may be

Ally Financial Inc. • Form 10-K
made only from statutory unassigned surplus with approvals required from the regulatory authorities for dividends in excess of certain statutory limitations. Our insurance operations are also subject to applicable state and foreign laws generally governing insurance companies, as well as laws addressing products that are not regulated as insurance, such as VSCs and GAP waivers.
Mortgage Finance
Our mortgage business is subject to extensive federal, state, and local laws, including related judicial and administrative decisions. These laws, among other things, impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged; regulate the use of credit reports and the reporting of credit information; impose underwriting requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices, including in connection with assessments, collection and foreclosure activities, claims handling, and investment and interest payments on escrow accounts. The laws applicable to the mortgage business are complex and subject to change and to changes in interpretation and enforcement. Further, many existing laws were enacted without anticipating all of the technological and related innovations utilized by financial-technology firms and the financial-services companies that partner with them in the origination and servicing of mortgage loans, and as a result, the application of these legal frameworks is not always clear and can be subject to wide supervisory and enforcement discretion.
Through our direct-to-consumer mortgage offering, we offer a variety of jumbo and conforming fixed- and adjustable-rate mortgage products with the assistance of BMC. Jumbo mortgage loans are generally held on our balance sheet, accounted for as held-for-investment, and serviced by Cenlar FSB. Conforming mortgage loans are generally originated as held-for-sale and then sold to BMC, which in turn may sell the loans to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), or other participants in the secondary mortgage market. The nature and dynamics of this market, however, continue to evolve in ways that are often neither clear nor predictable. For example, Fannie Mae and Freddie Mac have been in conservatorship since September 2008. While the Federal Housing Finance Agency has published and pursued strategic goals for these government-sponsored enterprises during the conservatorship, their role in the market remains subject to uncertainty. Relatedly, during this same period, Congress has debated comprehensive housing-finance reform, but proposed legislation has yet to be meaningfully advanced.
Ally Invest Subsidiaries
Ally Invest Securities LLC (Ally Invest Securities) is registered as a securities broker-dealer with the SEC and in all 50 states, the District of Columbia, and Puerto Rico, is registered with the Municipal Securities Rulemaking Board as a municipal securities broker-dealer, and is a member of FINRA and the Securities Investor Protection Corporation (SIPC). As a result, Ally Invest Securities and its personnel are subject to extensive requirements under the Securities Exchange Act of 1934, as amended (Exchange Act), SEC regulations, SRO rules, and state laws, which collectively cover all aspects of the firm’s securities activities—including sales and trading practices, capital adequacy, recordkeeping, privacy, anti-money laundering, financial and other reporting, supervision, misuse of material nonpublic information, conduct of its business in accordance with just and equitable principles of trade, and personnel qualifications. The firm operates as an introducing broker and clears all transactions, including all customer transactions, through a third-party clearing broker-dealer on a fully disclosed basis.
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
Other Laws
Ally is subject to numerous federal, state, and local statutes, regulations, and other laws, and the possibility of violating applicable law presents ongoing compliance, operational, reputation, and other risks to Ally. Some of the other more significant laws to which we are subject include:
•Privacy and Data Security — The GLB Act and related regulations impose obligations on financial institutions to safeguard specified consumer information maintained by them, to provide notice of their privacy practices to consumers in specified circumstances, and to allow consumers to opt out of specified kinds of information sharing with unaffiliated parties. Related regulatory guidance also directs financial institutions to notify consumers in specified cases of unauthorized access to sensitive consumer information. In addition, most states have enacted laws requiring notice of specified cases of unauthorized access to information. In February 2017, the NYDFS adopted expansive cybersecurity regulations that require regulated entities to establish cybersecurity programs and policies, to designate chief information security officers, to comply with notice and reporting obligations, and to take other actions in connection with the security of their information. On January 1, 2020, a comprehensive privacy law went into effect in the State of California, requiring regulated entities to establish measures to identify, manage, secure, track, produce, and delete personal information.

Ally Financial Inc. • Form 10-K
In December 2020, the U.S. banking agencies released a proposed rule to establish notification requirements for banking organizations in connection with significant computer security incidents. Under the proposal, a BHC, such as Ally, and a state-chartered bank that is a member of the Federal Reserve System, such as Ally Bank, would be required to notify the FRB within 36 hours of incidents that could result in the banking organization’s inability to deliver services to a material portion of its customer base, could jeopardize the viability of key operations of the banking organization, or could impact the stability of the financial sector. The effects on Ally and Ally Bank will depend on the content of the final rule and the manner of its implementation.
•Volcker Rule — Under the Dodd-Frank Act and implementing regulations of the CFTC, the FDIC, the FRB, the Office of the Comptroller of the Currency, and the SEC (collectively, the Volcker Rule), insured depository institutions and their affiliates are prohibited from (1) engaging in proprietary trading, and (2) investing in or sponsoring certain types of funds (covered funds) subject to limited exceptions. The final rules contain exemptions for market-making, hedging, underwriting, and trading in U.S. government and agency obligations and also permit the retention of ownership interests in certain types of funds and the offering and sponsoring of funds under certain conditions. In early 2017, the FRB granted us a five-year extension to conform with requirements related to certain covered-fund activities. Effective January 1, 2020, the regulatory agencies amended the proprietary-trading provisions in the Volcker Rule to simplify and streamline compliance requirements for firms that do not have significant trading activity, such as Ally. In addition, effective October 1, 2020, the regulatory agencies amended the covered-fund provisions in the Volcker Rule to clarify and streamline their application and to permit banking entities to engage in activities that do not raise concerns that the Volcker Rule was intended to address, including in connection with specified credit funds, venture-capital funds, family-wealth-management vehicles, and customer-facilitation vehicles.
•Fair Lending Laws — The Equal Credit Opportunity Act, the Fair Housing Act, and similar fair-lending laws (collectively, Fair Lending Laws) generally prohibit a creditor from discriminating against an applicant or borrower in any aspect of a credit transaction on the basis of specified characteristics known as prohibited bases such as race, gender, and religion. Creditors are also required under the Fair Lending Laws to follow a number of highly prescriptive rules, including rules requiring credit decisions to be made promptly, notices of adverse actions to be given, and, in the case of mortgage lenders of a certain size, anonymized data and information about mortgage applicants and credit decisions to be gathered and made publicly available.
•Fair Credit Reporting Act — The Fair Credit Reporting Act regulates the dissemination of credit reports by credit reporting agencies, requires users of credit reports to provide specified notices to the subjects of those reports, imposes standards on the furnishing of information to credit reporting agencies, obligates furnishers to maintain reasonable procedures to deal with the risk of identity theft, addresses the sharing of specified kinds of information with affiliates and third parties, and regulates the use of credit reports to make preapproved offers of credit and insurance to consumers.
•Truth in Lending Act — The Truth in Lending Act (TILA) and Regulation Z, which implements TILA, require lenders to provide borrowers with uniform, understandable information about the terms and conditions in certain credit transactions. These rules apply to Ally and its subsidiaries when they extend credit to consumers and require, in the case of certain loans, conspicuous disclosure of the finance charge and annual percentage rate, as applicable. In addition, if an advertisement for credit states specific credit terms, Regulation Z requires that the advertisement state only those terms that actually are or will be arranged or offered by the creditor together with specified notices. The CFPB in recent years has issued substantial amendments to the mortgage requirements under Regulation Z, and additional changes are likely in the future. Amendments to Regulation Z and Regulation X, which implements the Real Estate Settlement Procedures Act, require integrated mortgage loan disclosures to be provided for applications received on or after October 3, 2015.
•Sarbanes-Oxley Act — The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate-governance and accounting measures designed to improve the accuracy, reliability, and transparency of corporate financial reporting and disclosures and to reinforce the importance of corporate ethical standards. Among other things, this law provided for (1) the creation of an independent accounting oversight board; (2) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (3) additional corporate governance and responsibility measures including the requirement that the principal executive and financial officers certify financial statements; (4) the potential forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the 12 month period following initial publication of any financial statements that later require restatement; (5) an increase in the oversight and enhancement of certain requirements relating to audit committees and how they interact with the independent auditors; (6) requirements that audit committee members must be independent and are barred from accepting consulting, advisory, or other compensatory fees from the issuer; (7) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as defined by the SEC) and, if not, why the audit committee does not have a financial expert; (8) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, on non-preferential terms and in compliance with other bank regulatory requirements; (9) disclosure of a code of ethics; (10) requirements that management assess the effectiveness of internal control over financial reporting and that the independent registered public accounting firm attest to the assessment; and (11) a range of enhanced penalties for fraud and other violations.
•USA PATRIOT Act/Anti-Money-Laundering Requirements — In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (USA PATRIOT Act) was signed into law. Title III of the USA PATRIOT Act amends the Bank Secrecy Act and contains provisions designed to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. In January 2021, the Bank Secrecy Act was further

Ally Financial Inc. • Form 10-K
amended by the Anti-Money Laundering Act of 2020 (AMLA), which comprehensively reforms and modernizes U.S. anti-money-laundering laws. The Bank Secrecy Act, as amended by the USA PATRIOT Act and the Anti-Money Laundering Act of 2020, generally requires banks, certain other financial institutions, and, in certain cases, BHCs to undertake activities including maintaining an anti-money-laundering program, verifying the identity of clients, monitoring for and reporting on suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to certain requests for information by regulatory authorities and law enforcement agencies. In addition, the AMLA codifies a risk-based approach to anti-money-laundering compliance for financial institutions, requires the U.S. Treasury Department to develop standards for evaluating technology and internal processes for Bank Secrecy Act compliance, directs the Financial Crimes Enforcement Network (FinCEN) to establish a registration database of beneficial-ownership information that designated companies will be required to report, and expands enforcement- and investigation-related authority and available sanctions for specified Bank Secrecy Act violations. Many provisions of the AMLA will require additional rulemakings, reports, and other measures, and the impact of the AMLA will depend at least in part on their development and implementation.
•Community Reinvestment Act — Under the CRA, a bank has a continuing and affirmative obligation, consistent with the safe and sound operation of the institution, to help meet the credit needs of its entire community, including low- and moderate-income persons and neighborhoods. While the CRA does not establish specific lending requirements or programs, banks are rated on their performance in meeting the needs of their communities. In its most recent performance evaluation in 2020, Ally Bank received an “Outstanding” rating. In January 2020, Ally Bank began operating under a new three-year CRA strategic plan approved by the FRB. Failure by Ally Bank to maintain a “Satisfactory” or better rating under the CRA may adversely affect our ability to expand our financial and related activities as an FHC or make acquisitions. Refer to the section above titled Bank Holding Company, Financial Holding Company, and Depository Institution Status for additional information. In September 2020, the FRB issued an advance notice of proposed rulemaking on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA, including by tailoring performance tests and assessments to account for differences in bank sizes and business models.
Human Capital
Our employees are integral to the success of our business, and central to our strategy is attracting, developing, and retaining talented individuals with the right skills to drive our business forward. We emphasize a working environment and company culture that embrace diverse talents, backgrounds, and perspectives and where colleagues feel valued as both individuals and members of the team. We had approximately 9,500 and 8,700 employees at December 31, 2020, and 2019, respectively, which consist primarily of full-time employees in the United States. Our employee growth for the year ended December 31, 2020, was primarily attributable to our focus on supporting customers through expanded servicing within our Automotive Finance business and enhanced digital capabilities. Some of our key objectives, programs, and initiatives that are designed to attract, develop, and retain talent are detailed below.
Culture
We recognize the long-term success of our Company is underpinned by the strength of our purpose-driven culture— a culture that sets us apart from the competition and gives us a distinct competitive advantage as we recruit and retain talented teammates. Our people-first approach enables a winning customer-centric philosophy focused on resiliency, adaptability, and a growth-mindset-oriented drive to “Be (Even) Better.” We strive to uphold our mantra to “Do it Right” through decisions and deeds at all levels of the organization, and we collectively commit to work with integrity and accountability and to uphold our LEAD core values in the workplace, in the marketplace, and in the community. Our culture is driven by our “LEAD” core values, where we emphasize that employees.
•[L]ook externally – We strive to meet and exceed the needs of our customers with agility, speed, and innovation. We continually evolve, respond quickly, and deliver a superior customer experience.
•[E]xecute with excellence – Good enough is never enough. With a focus on continuous improvement, our actions are driven by sound analysis and an intense focus on excellence.
•[A]ct with professionalism – We operate with integrity, hold ourselves and each other accountable, treat others with respect, and embrace diversity and inclusion. This is the cornerstone to our long-term success and at the very foundation of what it means to be an ally.
•[D]eliver results – We are passionate about winning – for our customers, our teams, and our company. Success is measured at both the outcome and the path to achieve it.
Diversity and Inclusion
We believe the best ideas come from a collective mixture of different voices and perspectives. We are an equal opportunity employer, and we strive for an inclusive work environment where all backgrounds, experiences, interests, viewpoints, and skills are respected, appreciated, and encouraged consistent with our culture. We are focused on diverse representation and retention in the workforce—including different genders, races, nationalities, sexual orientations, and other identities—across all levels of the organization from entry to leadership. Fostering these diverse perspectives is important and reflects the beliefs and actions that are the backbone of our culture.

Ally Financial Inc. • Form 10-K
We have a deliberate focus on D&I. Its importance starts at the top with our CEO, who consistently stresses the value in leveraging our differences. In June 2017, our CEO was among the first 150 CEOs who signed on to the CEO Action Pledge for Diversity and Inclusion, and this commitment has been renewed every year since. In connection with nationwide movements against systemic racism and social injustices during 2020, our Board and Executive Council publicly pledged our continuing support for Black and Brown colleagues, suppliers, partners, and communities in the promotion of equity and equality.
In 2017, we launched a D&I Council, which provides executive leadership on D&I and promotes belonging at Ally and in our communities. In 2020, we further enhanced our commitment to D&I with a financial and social inclusion roadmap that includes specific objectives. The framework is built upon four pillars: Community, Customers, Employees, and Suppliers.
•Community: Further social justice and address disparate systems and policies through an intentional approach to its philanthropy, volunteerism, board service as well as CRA initiatives including loans, investments, and partnerships.
•Employees: Increase representation and retention of Black and Brown employees at professional, managerial, and executive levels through intentional programming and support.
•Customers: Enable financial and social inclusion through our culture of customer obsession, developing education and/or solutions to strengthen economic mobility for all.
•Suppliers: Actively promote ways diverse businesses can engage and succeed within the Ally Supply Chain.
We take deliberate steps to weave D&I through all of Ally’s human capital efforts: from pipelining candidates, onboarding, all the way through the employee lifecycle. With this approach, we have been able to build on our “One Ally” culture to celebrate the differences that our employees bring to the workplace. In 2020, we held Learn (In)clusion sessions, which are deeper dives on topics for our managers to learn the impacts of unconscious bias. Every employee has a specific culture-related performance objective, which includes a strong focus on D&I. Additionally, for all executive leaders, annual performance objectives and reviews include a specific focus on mobility and diversity trends within the workforce. The importance of D&I is also consistently reinforced by executive leadership through town hall meetings, employee communications, and active participation in our ERGs. A diverse and inclusive workforce makes us stronger, more agile, more innovative, and more adaptable. We believe it makes us better and benefits us from financial, operational, and cultural perspectives.
We maintain eight ERGs sponsored by members of Ally’s Executive Council. These ERGs consist of: Aliados, Asian/Middle Eastern, Black/African American, Diverse Abilities, Generational, Pride, Veteran, and Women ALLYs. Membership in Ally’s ERGs is voluntary and open to all employees, whether they identify with the ERG or view themselves as an ally to the group. At December 31, 2020, 38% of our workforce belonged to at least one ERG, increasing from 35% as of December 31, 2019. Our objective is to uphold a workplace environment where all employees feel heard and know that they can bring their authentic selves to work every day consistent with our culture.
In 2018, in response to the issue of economic mobility and to further enhance our D&I efforts, we continued to deepen our relationship with TMCF through a number of programs, including the launch of Moguls in the Making, and contributed $1 million to the Smithsonian’s National Museum of African American History and Culture. Moguls in the Making is an annual competition that helps foster opportunities for young, up-and-coming entrepreneurs from our nation’s publicly-supported historically black colleges and universities. In 2019, TMCF honored our CEO as its CEO of the Year. In 2020, we hosted our second annual Moguls in the Making competition, which was held virtually with 50 students working in teams to develop a business plan that took into account COVID-19 and social equity. These experiences help develop skills for future careers, including for the over 20 students who have been offered internships with Ally in 2020. In early 2021, we took additional steps to address inequality of access to careers with long-term growth potential with a $1.3 million commitment in scholarships and programs in partnership with the Congressional Black Caucus Foundation, TMCF, and other professional university groups.
We recognize one way to foster diverse and inclusive perspectives is to safeguard pay equality. We shifted from requests for salary history to salary expectations in our external hiring practices to help in confirming that our compensation is based on market rates for roles, experience, and performance. To the same end, we regularly benchmark our compensation against other companies both within and outside our industry. On February 1, 2021, we established an internal minimum hourly wage for our U.S. employees at $17.
In January 2020, Ally launched its Supplier Diversity program to focus on diversity and inclusion among its supplier base. The Supplier Diversity program includes a proactive business strategy encouraging the use of suppliers owned by U.S.-based minorities, women, LGBTQ, veterans, service-disabled veterans and those with disabilities, and small or disadvantaged businesses defined by local, state, or federal classifications. The program also encourages all Ally third-party suppliers to utilize diverse-owned suppliers and small businesses on a second-tier basis. During 2020, we initiated a second-tier reporting program to capture additional diverse spend associated with Ally’s prime suppliers that are utilizing minority, women, LGBTQ, veteran, disability-owned, and small or disadvantaged businesses to help support Ally. Additionally, in January 2021, Ally hosted its inaugural Supplier Diversity Symposium, engaging more than 40 diverse suppliers in a company-wide networking event with our CEO and other Ally business executives to build relationships and explore opportunities to expand our spend with diverse suppliers.
Engagement
Active engagement is key as we continue to build a company where our employees want to work, have purposeful careers, and feel empowered to make a difference. Throughout the year, we leverage a third-party provider to administer confidential, anonymous employee surveys to provide management feedback on key strengths, as well as to identify areas where we can take action to further improve our

Ally Financial Inc. • Form 10-K
culture and further strengthen our engaged workforce. Our latest company-wide engagement survey in 2020 was responded to by 82% of our employees and had an average employee engagement score of 87 out of 100, as compared to the financial services industry benchmark of 72 out of 100, as measured by our third-party provider. Active employee engagement helps to strengthen our employee retention rate, which was 90.3% for the year ended December 31, 2020.
Learning and Development
We hold numerous programs to invest in the growth and development of our employees. Our employee base receives continuing education courses relevant to our industry through the Ally Learning Center, in addition to on-the-job training related to their function. We have organized a mentor-mentee program as an avenue for our employees to share knowledge, experience, and perspective and to foster the personal and professional growth of one another. We encourage internal mobility among our employees, contributing to 29% of our existing eligible workforce that has been with Ally for at least one year receiving promotions or taking on new roles during the year ended December 31, 2020. We also provide support for continuing education through a tuition reimbursement program, as well as student loan repayment assistance and contributions to employee’s 529 education savings plans. We emphasize career and skill development as part of our annual performance management process, in addition to targeted trainings for management development.
Total Rewards, Health, and Wellness
Our compensation program offers market-competitive base pay and pay-for-performance incentives based on achieving individual and company goals. In addition, our total rewards include competitive holiday and flexible paid-time-off, a 401(k) retirement savings plan with matching and company contributions that can total up to 10% of an employee’s salary per year, as well as other benefits designed to support the personal and professional lives of our employees. Examples of these benefits include paid parental and caregiver leave, adoption and surrogacy assistance, a backup child and adult/elder care program, and an employee assistance program. We also match employee donations to registered nonprofits subject to an annual cap and provide our employees with eight hours of voluntary-time-off to give back in the communities where we work.
We empower our employees to act as founders with an owner’s mindset across all levels of the organization and all parts of the business. In January 2020, we awarded all active, regular Ally employees with 100 restricted stock units, subject to a 3-year cliff vesting schedule, in recognition of our notable accomplishments and to support a founder’s mentality. A second grant of 100 restricted stock units with a 3-year cliff vesting schedule was issued in January 2021. To further encourage the mindset of an owner, we also maintain an employee stock purchase plan that provides employees with the opportunity to purchase Ally stock at a discount.
Supporting and valuing all of our employees is central to our culture. We offer flexible health insurance options including dental and vision for our employees, as well as a pre-tax health savings account with employer contributions. We provide life and disability benefits and manage a wellness program encouraging healthy living with financial rewards.
In response to the COVID-19 pandemic, we provided a range of financial-assistance offerings, including a $1,200 expense payment for those earning less than $100,000. We enhanced existing benefits and introduced new benefits related to COVID-19 and mental health concerns. In May 2020, we launched the Ally Employee Relief Fund with a $250,000 contribution. Including matching contributions by Ally, this fund has been augmented by over $160,000 in additional donations and has helped over 500 of our employees. In August, recognizing the continuing difficulties caused by the pandemic, we paid 50% of the 2020 incentive-compensation targets for most of our non-executive employees in advance of expected year-end amounts.
To curb the spread of COVID-19, we instituted a remote work protocol in mid-March 2020, and as of December 31, 2020, over 99% of our employees continue to work remotely. For those employees who are working at our facilities to address critical business needs, we have implemented a daily health and temperature screening and reconfigured our working environment to allow for social distancing. The health and safety of our employees remain paramount in our decision-making, and our phased reopening of our facilities will be based on viral trends, governmental regulations, and local ordinances.
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

Ally Financial Inc. • Form 10-K
Item 1A.    Risk Factors
We face many risks and uncertainties, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in Ally. We describe certain of these risks and uncertainties in this section, although we may be adversely affected by other risks or uncertainties that are not presently known to us, that we have failed to appreciate, or that we currently consider immaterial. These risk factors should be read in conjunction with the MD&A in Part II, Item 7 of this report, and the Consolidated Financial Statements and notes thereto. This Annual Report on Form 10-K is qualified in its entirety by these risk factors.
Risks Related to Regulation and Supervision
The regulatory and supervisory environment in which we operate could have an adverse effect on our business, financial condition, results of operations, and prospects.
We are subject to extensive regulatory frameworks and to direct supervision and periodic examinations by various governmental agencies and industry SROs that are charged with overseeing the kinds of business activities in which we engage. This regulatory and supervisory oversight is designed to protect public and private interests—such as macroeconomic policy objectives, financial-market stability and liquidity, and the confidence and security of depositors generally—that may not always be aligned with those of our stockholders or non-deposit creditors. At any given time, we are involved in a number of legal and regulatory proceedings and governmental and regulatory examinations, investigations, and other inquiries. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. In the last decade, governmental scrutiny of the financial-services industry has intensified, fundamental changes have been made to the banking, securities, and other laws that govern financial services, and a multitude of related business practices have been altered. While the scope, intensity, and focus of governmental oversight can vary from time to time, we expect to continue devoting substantial time and resources to risk management, compliance, regulatory-change management, and cybersecurity and other technology initiatives, each of which may adversely affect our ability to operate profitably or to pursue advantageous business opportunities.
Ally has elected to be treated as an FHC, which permits us to engage in a number of financial and related activities—including securities, advisory, insurance, and merchant-banking activities—beyond the business of banking. Ally and Ally Bank are subject to ongoing requirements to qualify as an FHC. If Ally or Ally Bank is found not to be well capitalized or well managed, as defined under applicable law, we can be restricted from engaging in the broader range of financial and related activities permitted for FHCs, including the ability to acquire companies engaged in those activities, and can be required to discontinue these activities or even divest Ally Bank. In addition, if we fail to achieve a satisfactory or better rating under the CRA, our ability to expand these financial and related activities or make acquisitions could be restricted.
In connection with their continuous supervision and examinations of us, the FRB, the UDFI, the CFPB, the SEC, FINRA, the NYDFS, or other regulatory agencies may require changes in our business or operations. Such a requirement may be judicially enforceable or impractical for us to contest, and if we are unable to comply with the requirement in a timely and effective manner, we could become subject to formal or informal enforcement and other supervisory actions, including memoranda of understanding, written agreements, cease-and-desist orders, and prompt-corrective-action or safety-and-soundness directives. The financial-services industry continues to face scrutiny from supervisory authorities in the examination process, including through an increasing use of horizontal reviews from a broader industry perspective, as well as strict enforcement of laws at federal, state, and local levels, particularly in connection with mortgage-related practices, sales practices and related incentive-compensation programs, and compliance with anti-money-laundering, sanctions, and related laws. In general, the amounts paid by financial institutions in settling proceedings or investigations and the severity of other terms of regulatory settlements are likely to remain elevated. In some cases, governmental authorities have required criminal pleas or other extraordinary terms, including admissions of wrongdoing and the imposition of monitors, as part of settlements. Supervisory actions could entail significant restrictions on our existing business, our ability to develop new business, our flexibility in conducting operations, and our ability to pay dividends or utilize capital. Enforcement and other supervisory actions also can result in the imposition of civil monetary penalties or injunctions, related litigation by private plaintiffs, damage to our reputation, and a loss of customer or investor confidence. We could be required as well to dispose of specified assets and liabilities within a prescribed period of time. As a result, any enforcement or other supervisory action could have an adverse effect on our business, financial condition, results of operations, and prospects.
Our regulatory and supervisory environments—whether at federal, state, or local levels—are not static. No assurance can be given that applicable statutes, regulations, and other laws will not be amended or construed differently, that new laws will not be adopted, or that any of these laws will not be enforced more aggressively. For example, while Congress nullified the CFPB’s guidance about compliance with fair-lending laws in the context of indirect automotive financing, the NYDFS has since adopted arguably more far-reaching guidance on the subject. Changes in the regulatory and supervisory environments could adversely affect us in substantial and unpredictable ways, including by limiting the types of financial services and products we may offer, enhancing the ability of others to offer more competitive financial services and products, restricting our ability to make acquisitions or pursue other profitable opportunities, and negatively impacting our financial condition and results of operations. Further, our noncompliance with applicable laws—whether as a result of changes in interpretation or enforcement, system or human errors, or otherwise—could result in the suspension or revocation of licenses or registrations that we need to operate and in the initiation of enforcement and other supervisory actions or private litigation.

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
We are currently subject to enhanced prudential standards that have been established by the FRB, as required or authorized under the Dodd-Frank Act. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. Under the FRB’s tailoring framework for the enhanced prudential standards, Ally is a Category IV firm and, as such, is generally subject to supervisory stress testing on a two-year cycle and is required to submit an annual capital plan to the FRB. The FRB will either object to the plan, in whole or in part, or provide a notice of non-objection. The failure to receive a notice of non-objection from the FRB—whether due to how well our business and operations are forecasted to perform, how capably we execute our capital-planning process, how acutely the FRB projects severely adverse conditions to be, or otherwise—may prohibit us from paying dividends, repurchasing our common stock, or making other capital distributions, may compel us to issue capital instruments that could be dilutive to stockholders, may prevent us from maintaining or expanding lending or other business activities, or may damage our reputation and result in a loss of customer or investor confidence.
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
The enhanced prudential standards also require Ally, as a Category IV firm, to conduct quarterly liquidity stress tests, to maintain a buffer of unencumbered highly liquid assets to meet projected net stressed cash outflows over a 30-day planning horizon, to adopt a contingency funding plan that would address liquidity needs during various stress events, and to implement specified liquidity risk management and corporate governance measures. These enhanced liquidity standards could constrain our ability to originate or invest in longer-term or less liquid assets or to take advantage of other profitable opportunities and, therefore, may adversely affect our business, results of operations, and prospects.
Our ability to rely on deposits as a part of our funding strategy may be limited.
Ally Bank is a key part of our funding strategy, and we place great reliance on deposits at Ally Bank as a source of funding. Competition for deposits and deposit customers, however, is fierce and has only intensified with the implementation of enhanced capital and liquidity requirements in the last decade. Ally Bank does not have a branch network but, instead, obtains its deposits through online and other digital channels, from customers of Ally Invest, and through deposit brokers. Brokered deposits may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher returns. Brokered deposits totaled $12.6 billion at December 31, 2020, which represented 9.2% of Ally Bank’s total deposits. In addition, our ability to maintain or grow deposits may be constrained by our lack of in-person banking services, gaps in our product and service offerings, changes in consumer trends, our smaller scale relative to other financial institutions, competition from fintech companies and emerging financial-services providers, any failures or deterioration in our customer service, or any loss of confidence in our brand or our business. Our level of deposits also could be adversely affected by regulatory or supervisory restrictions, including any applicable prior approval requirements or limits on our offered rates or brokered deposit growth, and by changes in monetary or fiscal policies that influence deposit or other interest rates. Perceptions of our existing and future financial strength, rates or returns offered by other financial institutions or third parties, and other competitive factors beyond our control, including returns on alternative investments, will also impact the size of our deposit base.
Requirements under U.S. Basel III that increased the quality and quantity of regulatory capital and future revisions to the Basel III framework may adversely affect our business and financial results.
Ally and Ally Bank became subject to U.S. Basel III on January 1, 2015. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. U.S. Basel III subjects Ally and Ally Bank to higher minimum risk-based capital ratios and a capital conservation buffer above these minimum ratios. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in restrictions on our ability to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay

Ally Financial Inc. • Form 10-K
discretionary bonuses to executive officers. U.S. Basel III also has, over time, imposed more stringent deductions for specified DTAs and other assets and limited our ability to meet regulatory capital requirements through the use of trust preferred securities or other hybrid securities.
If Ally or Ally Bank were to fail to satisfy its regulatory capital requirements, significant regulatory sanctions could result, such as a bar on capital distributions, limitations on acquisitions and new activities, restrictions on our acceptance of brokered deposits, a loss of our status as an FHC, or informal or formal enforcement and other supervisory actions. Such a failure also could irrevocably damage our reputation, prompt a loss of customer and investor confidence, generate private litigation, and even lead to our resolution or receivership. Any of these consequences could have an adverse effect on our business, results of operations, financial condition, or prospects.
CECL became effective on January 1, 2020, and substantially increased our allowance for loan losses with a resulting negative day-one adjustment to equity. Refer to Note 1 to the Consolidated Financial Statements and the section above titled Regulation and Supervision in Part I, Item 1 of this report. We are permitted to delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. In addition, the FRB has announced that, in order to reduce uncertainty, the FRB will maintain its current modeling framework for the allowance for loan losses in supervisory stress tests through the 2021 cycle. It is not yet clear whether, taken together, these actions by the U.S. banking agencies will mitigate the impact of CECL to a degree that is sufficient for us to sustain appropriate levels of regulatory capital without meaningfully altering our business, financial, and operational plans, including our current level of capital distributions. If the actions are insufficient, our business, results of operations, financial condition, or prospects could suffer.
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
Our business and financial results are also significantly affected by the fiscal and monetary policies of the U.S. government and its agencies. We are particularly affected by the monetary policies of the FRB, which regulates the supply of money and credit in the United States in pursuit of maximum employment, stable prices, and moderate long-term interest rates. The FRB and its policies influence the availability and demand for loans and deposits, the rates and other terms for loans and deposits, the conditions in equity, fixed-income, currency, and other markets, and the value of securities and other financial instruments. Refer to the risk factor below, titled The levels of or changes in interest rates could affect our results of operations and financial condition, for more information on how the FRB could affect interest rates. These policies and related governmental actions could adversely affect every facet of our business and operations—for example, the new and used vehicle financing market, the cost of our deposits and other interest-bearing liabilities, and the yield on our earning assets. Additionally, changes to tax policies could have a material impact to our results of operations and financial condition. An increase in the federal statutory rate could result in a significant day-one tax expense related to the revaluation of our deferred tax assets and liabilities, and a significant increase in tax expense for future years. Tax and other fiscal policies, moreover, impact not only general economic and market conditions but also give rise to incentives or disincentives that affect how we and our customers prioritize objectives, deploy resources, and run households or operate businesses. Both the timing and the nature of any changes in monetary or fiscal policies, as well as their consequences for the economy and the markets in which we operate, are beyond our control and difficult to predict but could adversely affect us.
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

Ally Financial Inc. • Form 10-K
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
Legislation and regulations on cybersecurity and data privacy may compel us to enhance or modify our systems and infrastructure, invest in new systems and infrastructure, change our service providers, augment our scenario and vulnerability testing, or alter our business practices or our policies on security, data governance, and privacy. If any of these outcomes were to occur, our operational costs could increase significantly. In addition, if governmental authorities were to conclude that we or our service providers had not adequately implemented laws on cybersecurity and data privacy or had not otherwise met related supervisory expectations, we could be subject to enforcement and other supervisory actions, related litigation by private plaintiffs, reputational damage, or a loss of customer or investor confidence.
Our business and financial results may be affected by governmental responses to climate change and related environmental issues.
Governments have become increasingly focused on the effects of climate change and related environmental issues. For example, U.S. Treasury Secretary Yellen has identified climate change and its risk to the financial system as a high priority. In addition, the FRB recently became a member of the Network of Central Banks and Supervisors for Greening the Financial System and, in its Financial Stability Report of November 2020, specifically addressed the implications of climate change for markets, financial exposures, financial institutions, and financial stability.
How governments act to mitigate climate and related environmental risks, as well as associated changes in the behavior and preferences of businesses and consumers, could have an adverse effect on our business and financial results. The FRB, for example, may incorporate these risks into its supervisory stress tests and, in doing so, negatively impact us and our future capital plans at least in part because of our concentration in automotive finance. We also could experience a decline in the demand for and value of used gasoline-powered vehicles that secure our loans to dealers and consumers or that we remarket. Further, we may be compelled to change or cease some of our lending or other business practices or our operational processes because of climate- or environmental-driven changes in applicable law or supervisory expectations or due to related political, social, market, or similar pressure. It is possible as well that changes in climate and related environmental risks, perceptions of them, and governmental responses to them may occur more rapidly than we are able to adapt without disrupting our business and impairing our financial results.
Risks Related to Our Business
The COVID-19 pandemic is adversely affecting us and our customers, counterparties, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant.
The spread of COVID-19 has created a global public-health crisis that has resulted in the substantial loss of life, with widespread volatility and deteriorations in household, business, economic, and market conditions, including in the United States where we conduct nearly all of our business. The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, including:
•The duration, extent, and severity of the pandemic. COVID-19 has not yet been contained and could continue to affect significantly more households and businesses. The duration and severity of the pandemic remain difficult to predict.
•The response of governmental and nongovernmental authorities and the effect on economies and markets. Many governmental and nongovernmental authorities initially responded to COVID-19 by curtailing household and business activity as a containment measure while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. Although this response slowed the rate of spread of COVID-19 and supported economic stability, the number of cases has risen meaningfully at times and remains volatile, and the potential exists for further resurgences to occur, especially during the cold-and-flu season and in the wake of holidays and other times when social gatherings, travel, or vacations are common. In addition, while monetary policy remains highly accommodative, a number of stimulative fiscal programs and actions have expired or been exhausted without renewal as the U.S. government continues to assess whether and how to continue or refine them. Even with COVID-19 vaccinations having begun, national, regional, and local economies and markets could suffer further disruptions that are lasting.
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

Ally Financial Inc. • Form 10-K
During the year ended December 31, 2020, the most notable impact to our results of operations was higher provision expense for credit losses. Our provision expense was $1.4 billion for the year ended December 31, 2020, compared to $998 million during the same period in 2019, with the increase primarily driven by incremental reserves associated with a deterioration in macroeconomic variables such as unemployment during the year ended December 31, 2020. During the year ended December 31, 2020, the provision for credit losses was also impacted by the adoption of CECL, as further described in Note 1 to the Consolidated Financial Statements. For more detail and further discussion on the impact to our business from COVID-19, refer to the section titled COVID-19 Impacts within the MD&A. Given the unpredictability of COVID-19 and its direct and indirect effects, however, our forecast of macroeconomic conditions and operating results—including expected lifetime credit losses on our loan portfolio—is subject to meaningful uncertainty.
As consumers, businesses, and governmental authorities have adapted to evolving conditions, we have observed a recovery in quality loan application volume and resulting booked originations within our Automotive Finance business. For more detail and further discussion, including in connection with our non-automotive businesses, refer to the section titled Significant Business Developments Related to COVID-19 within the MD&A. We cannot yet be confident in the sustainability of these improvements in our business or the trajectory of the macroeconomic outlook—especially with the most recent resurgence of COVID-19 in much of the United States, the discovery of variants of the COVID-19 virus, and ongoing uncertainties around the efficacy, availability, acceptance, and distribution of vaccines and other medical treatments—and the adverse effects on our business, financial position, results of operations, and prospects could be significant as time goes on.
Governments have taken necessary and unprecedented steps to partially mitigate the adverse effects of their actions to contain the spread of COVID-19. For example, in late March 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy. The FRB has taken decisive and sweeping actions as well. Since March 15, 2020, these actions have included a reduction in the target range for the federal funds rate to zero to 0.25 percent, a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, and numerous facilities to support the flow of credit to households and businesses. Still, while monetary policy has remained highly accommodative since the declaration of the pandemic, fiscal stimulus has waned as a meaningful economic rebound developed in the second half of the year and the political environment became more unstable during and after the 2020 elections. While the possibility of further stimulative fiscal-policy measures has become more probable, their potential scope and effect remain highly uncertain. Similarly, while recent developments associated with COVID-19 vaccinations have been promising, the timing and extent of their impact is not predictable.
We also have acted swiftly to support our customers with industry-leading relief programs, while prudently managing our credit risk exposure. For more detail on these relief programs and further discussion, refer to the section titled Risk Management in the MD&A that follows.
The degree to which our actions and those of governments and others will directly or indirectly assist our customers, counterparties, and third-party service providers and advance our business and the economy generally is not yet clear. For example, while our loan-deferral programs may have better positioned customers to make their regular payments to us and enhanced our brand and customer loyalty, our credit performance may still be negatively impacted to the extent that customers depend on a continuation of fiscal-policy measures or other forms of more robust relief. In addition, while the FRB’s accommodative monetary policy may benefit us to some degree by supporting economic activity among our customers, this policy and sudden shifts in it may inhibit our ability to grow or sustain net interest income and effectively manage interest-rate and market risks. Further, while extraordinary governmental intervention in the economy and markets has created stability, the scale of these actions inevitably heightens political, reputational, litigation, and similar risks for financial intermediaries like us.
We are unable to estimate the near-term and ultimate impacts of COVID-19 on our business and operations. The pandemic and its direct and indirect effects could cause us to experience higher credit losses in our lending portfolio, additional increases in our allowance for credit losses, impairment of our goodwill and other financial assets, heightened volatility in and diminished access to capital markets and other funding sources, further reduced demand for our products and services, and other negative impacts on our financial position, results of operations, and prospects. In addition, while we continue to anticipate that our capital and liquidity positions will be sufficient, sustained adverse effects may impair these positions, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, and result in downgrades in our credit ratings. The COVID-19 pandemic and related governmental mandates and advisories also have necessitated changes in the way we and our third-party service providers continue operations—including an extended period of remote work arrangements—and we may face heightened security, information-technology, operational, and similar risks as a result. The length of time we and our third-party service providers may be required to operate under these circumstances, as well as the potential for conditions to worsen or for significant disruptions to occur, remains unpredictable. All of these risks and uncertainties can be expected to persist at least until the pandemic is demonstrably and sustainably contained, authorities cease curbing household and business activity, and consumer and business confidence recover.
Weak or deteriorating economic conditions, failures in underwriting, changes in underwriting standards, financial or systemic shocks, or continued growth in our nonprime or used vehicle financing business could increase our credit risk, which could adversely affect our business and financial results.
Our business is centered around lending and banking with an emphasis on our digital platform, and a significant percentage of our assets are composed of loans, operating leases, and securities. As a result, in the ordinary course of business, credit risk is our most significant risk.

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
We continue to have exposure to nonprime consumer automotive financing and used vehicle financing. We define nonprime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of less than 620. Customers that finance used vehicles tend to have lower FICO® Scores as compared to new vehicle customers, and defaults resulting from vehicle breakdowns are more likely to occur with used vehicles as compared to new vehicles that are financed. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.6 billion, or approximately 11.7% of our total consumer automotive loans at December 31, 2020, as compared to $8.4 billion, or approximately 11.6% of our total consumer automotive loans at December 31, 2019. At December 31, 2020, and 2019, $337 million and $214 million, respectively, of nonprime consumer automotive loans were considered nonperforming as they had been placed on nonaccrual status in accordance with our accounting policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements for additional information. Additionally, the carrying value of our consumer automotive used vehicle loans before allowance for loan losses was $43.0 billion, or approximately 58.3% of our total consumer automotive loans at December 31, 2020, as compared to $39.7 billion, or approximately 54.9% of our total consumer automotive loans at December 31, 2019. If our exposure to nonprime consumer automotive loans or used vehicle financing continue to increase over time, our credit risk will increase to a possibly significant degree.
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
Through the issuance of CECL, the FASB has required the implementation of a new accounting model to measure credit losses for financial assets measured at amortized cost, which includes the vast majority of our finance receivables and loan portfolio. Under this new model, the allowance is established to reserve for management’s best estimate of expected lifetime losses inherent in our finance receivables and loan portfolio. CECL substantially increased our allowance for loan losses with a resulting negative day-one adjustment to equity.
Regulatory agencies periodically review our allowance for loan losses, as well as our methodology and models used for calculating our allowance for loan losses, and from time to time may insist on an increase in the allowance for loan losses or the recognition of additional loan charge-offs based on judgments different than those of management. If these differences in judgment are considerable, our allowance could meaningfully increase and result in a sizable decrease in our net income and capital.
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current and future credit risks using existing quantitative and qualitative information, all of which may change substantially over time. Changes in economic conditions affecting borrowers, revisions to accounting rules and related guidance, new qualitative or quantitative information about existing loans, identification of additional problem loans, changes in the size or composition of our finance receivables and loan portfolio, changes to our models or loss estimation techniques including consideration of forecasted economic assumptions, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. For example, our shift to a full credit spectrum consumer automotive finance portfolio over the past several years has resulted in additional increases in our allowance for loan losses, and could result in additional increases in the future. Any increase in the allowance in future periods may adversely affect our financial condition or results of operations.

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
Our share of commercial wholesale financing remains at risk of decreasing in the future as a result of intense competition and other factors. The number of dealers with whom we have wholesale relationships decreased approximately 6% as compared to December 31, 2019. If we are not able to maintain existing relationships with significant automotive dealers or if we are not able to develop new relationships for any reason—including if we are not able to provide services on a timely basis, offer products and services that meet the needs of the dealers, compete successfully with the products and services of our competitors, or effectively counter the influence that captive automotive finance companies have in the marketplace or the exclusivity privileges that some competitors have with automotive manufacturers—our wholesale funding volumes, and the number of dealers with whom we have retail funding relationships, could decline in the future. If this were to occur, our business, results of operations, financial condition, or prospects could be adversely affected.
GM and Chrysler dealers and their retail customers continue to constitute a significant portion of our customer base, which creates concentration risk for us.
While we continue to diversify our automotive finance and insurance businesses and to expand into other financial services, GM and Chrysler dealers and their retail customers still constitute a significant portion of our customer base. In 2020, 40% of our new vehicle dealer inventory financing and 22% of our consumer automotive financing volume were transacted for GM-franchised dealers and customers, and 40% of our new vehicle dealer inventory financing and 28% of our consumer automotive financing volume were transacted for Chrysler dealers and customers. In 2019, 46% of our new vehicle dealer inventory financing and 26% of our consumer automotive financing volume were transacted for GM-franchised dealers and customers, and 38% of our new vehicle dealer inventory financing and 27% of our consumer automotive financing volume were transacted for Chrysler dealers and customers. GM, Chrysler, and their captive automotive finance companies compete vigorously with us and could take further actions that negatively impact the amount of business that we do with GM and Chrysler dealers and their retail customers. Further, a significant adverse change in GM’s or Chrysler’s businesses—including, for example, in the production or sale of GM or Chrysler vehicles, the quality or resale value of GM or Chrysler vehicles, GM’s or Chrysler’s relationships with its key suppliers, or the rate or volume of recalls of GM or Chrysler vehicles—could negatively impact our GM and Chrysler dealer and retail customer bases and the value of collateral securing our extensions of credit to them. Any future reductions in GM and Chrysler business that we are not able to offset could adversely affect our business and financial results.
Our business and financial results are dependent upon overall U.S. automotive industry sales volume.
Our automotive finance and insurance businesses can be impacted by the sales volume for new and used vehicles. Vehicle sales are impacted, in turn, by several economic and market conditions, including employment levels, household income, interest rates, credit availability, inventory levels, customer preferences, and fuel costs. For example, new vehicle sales decreased dramatically during the economic crisis that began in 2007–2008 and did not rebound significantly until 2012 and 2013. More recently, automotive manufacturers have reported that a shortage in their supply of semiconductor chips is expected to materially constrain their production of new vehicles through the near term. Any future declines in new or used vehicle sales could have an adverse effect on our business and financial results.
Vehicle loans and operating leases make up a significant part of our earning assets, and our business and financial results could suffer if used vehicle prices are low or volatile or decrease in the future.
During the year ended December 31, 2020, approximately 57% of our average earning assets were composed of vehicle loans or operating leases and related residual securitization interests. If we experience higher losses on the sale of repossessed vehicles or lower or more volatile residual values for off-lease vehicles, our business or financial results could be adversely affected.
General economic conditions, the supply of off-lease and other vehicles to be sold, the levels of demand for vehicle ownership and use, relative market prices for new and used vehicles, perceived vehicle quality, the shift from gasoline to electric vehicles, overall vehicle prices, the vehicle disposition channel, volatility in gasoline or diesel fuel prices, levels of household income, interest rates, and other factors outside of our control heavily influence used vehicle prices. Consumer confidence levels and the strength of automotive manufacturers and dealers can also influence the used vehicle market. For example, during the economic crisis that began in 2007–2008, sharp declines in used vehicle demand and sale prices adversely affected our remarketing proceeds and financial results.

Ally Financial Inc. • Form 10-K
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
The levels of or changes in interest rates could adversely affect us beyond our net interest income, including the following:
•increase the cost or decrease the availability of deposits or other variable-rate funding instruments;
•reduce the return on or demand for loans or increase the prepayment speed of loans;
•increase customer or counterparty delinquencies or defaults;
•negatively impact our ability to remarket off-lease and repossessed vehicles; and
•reduce the value of our loans, retained interests in securitizations, and fixed-income securities in our investment portfolio and the efficacy of our hedging strategies.
The level of and changes in market rates of interest—and, as a result, these risks and uncertainties—are beyond our control. The dynamics among these risks and uncertainties are also challenging to assess and manage. For example, while an accommodative monetary policy may benefit us to some degree by spurring economic activity among our customers, such a policy may ultimately cause us more harm by inhibiting our ability to grow or sustain net interest income. A rising interest rate environment can pose different challenges, such as potentially slowing the demand for credit, increasing delinquencies and defaults, and reducing the values of our loans and fixed-income securities. Following a prolonged period in which the federal funds rate was stable or decreasing, the FRB increased this benchmark rate on a number of occasions during 2017 and 2018 and began to end its quantitative-easing program and reduce the size of its balance sheet. During 2019, however, the FRB reversed course and reduced the federal funds rate several times, and in March 2020, reduced the target range for the federal funds rate to zero to 0.25 percent. These past actions, and potential future actions, exert upward or downward pressure on interest rates and may create market volatility in interest rates. Refer to the section titled Market Risk in the MD&A that follows and Note 21 to the Consolidated Financial Statements.
Uncertainty about the future of LIBOR may adversely affect our business and financial results.
LIBOR meaningfully influences market interest rates around the globe. We have exposure to LIBOR-based contracts through a number of our finance receivables and loans primarily related to commercial automotive loans, corporate finance loans, and mortgage loans, as well as certain investment securities, derivative contracts, and other arrangements. Among our liabilities, we have issued trust preferred securities with an interest rate linked to LIBOR and also have secured facilities, asset-backed securitizations, and brokered certificates of deposit that contain LIBOR-based reference rates.
In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intent to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. In November 2020, the administrator of the LIBOR benchmark announced their intention to consult with the United Kingdom Financial Conduct Authority, LIBOR panel banks, and other official sector bodies on a proposal to extend the publication of certain key USD LIBOR tenors until the end of the second quarter of 2023. Additionally in November 2020, the U.S. banking regulators issued guidance encouraging banks to stop new USD LIBOR issuances as soon as practicable, but no later than the end of 2021.
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

Ally Financial Inc. • Form 10-K
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
We rely heavily upon communications, data management, and other operating systems and infrastructure to conduct our business and operations, which creates meaningful operational risk for us. Any failure of or interruption in these systems or infrastructure or those of our service providers or others on whom we rely—including as a result of inadequate or failed technology or processes, unplanned or unsuccessful updates to technology, sudden increases in transaction volume, human errors, fraud or other misconduct, deficiencies in the integration of acquisitions or the commencement of new businesses, energy or similar infrastructure outages, disruptions in communications networks or systems, natural disasters, catastrophic events, pandemics, acts of terrorism, political or social unrest, external or internal security breaches, acts of vandalism, cyberattacks such as computer viruses and malware, misplaced or lost data, or breakdowns in business continuity plans—could cause failures or delays in receiving applications for loans and operating leases, underwriting or processing loan or operating-lease applications, servicing loans and operating leases, accessing online accounts, processing transactions, executing brokerage orders, communicating with our customers, managing our investment portfolio, or otherwise conducting our business and operations. These adverse effects could be exacerbated if systems or infrastructure need to be taken offline or meaningfully repaired, if backup systems or infrastructure are not adequately redundant and effective for the conduct of our business and operations, or if technological or other solutions do not exist or are slow to be developed. Further, to the extent that the systems or infrastructure of service providers or others are involved, we may have little or no knowledge, control, or influence over how and when failures or delays are addressed. As a digital financial-services company with a meaningful dependence on service providers, we are especially susceptible to business, reputational, financial, regulatory, and other harm as a result of these risks.
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

Ally Financial Inc. • Form 10-K
These security risks could result in business, reputational, financial, regulatory, and other harm to us, especially as a digital financial-services company with a meaningful dependence on service providers. For example, if sensitive, confidential, or proprietary data or other information about us or our customers or employees were improperly accessed or destroyed because of a security breach, we could experience business or operational disruptions, reputational damage, contractual claims, supervisory actions, or litigation by private plaintiffs. As security threats evolve, moreover, we expect to continue expending significant resources to enhance our defenses, to educate our employees, to monitor and support the defenses established by our service providers and others on whom we rely, and to investigate and remediate incidents and vulnerabilities as they arise or are identified. Even so, we may not be able to anticipate or implement effective preventive measures against all security breaches, especially because techniques change frequently, and attacks can be launched with no warning from a wide variety of sources around the globe. A sophisticated breach, moreover, may not be identified until well after the attack has occurred and the damage has been caused.
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
As much if not more than other financial institutions, we significantly depend on technology to deliver our products and services and to otherwise conduct our business and operations. To remain technologically competitive and operationally efficient, we invest in system upgrades, new solutions, and other technology initiatives. Many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems, and require substantial financial, human, and other resources. Although we take steps to mitigate the risks and uncertainties associated with these initiatives, no assurance can be provided that they will be implemented on time, within budget, or without negative financial, operational, or customer impact or that, once implemented, they will perform as we or our customers expect. We also may not succeed in anticipating or keeping pace with future technology needs, the technology demands of customers, or the competitive landscape for technology. If we were to misstep in any of these areas, our business, financial results, or reputation could be negatively impacted.
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
As a financial-services company, we are regularly involved in pending or threatened legal proceedings and other matters and are or may be subject to potential liability in connection with them. These legal matters may be formal or informal and include litigation and arbitration with one or more identified claimants, certified or purported class actions with yet-to-be-identified claimants, and regulatory or other governmental information-gathering requests, examinations, investigations, and enforcement proceedings. Our legal matters exist in varying stages of adjudication, arbitration, negotiation, or investigation and span our business lines and operations. Claims may be based in law or equity—such as those arising under contracts or in tort and those involving banking, consumer-protection, securities, tax, employment, and other laws—and some can present novel legal theories and allege substantial or indeterminate damages.
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

Ally Financial Inc. • Form 10-K
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
Skilled employees are our most important resource, and competition for talented people is intense. Even though compensation and benefits expense is among our highest expenses, we may not be able to locate and hire the best people, keep them with us, or properly motivate them to perform at a high level. This risk may be exacerbated due to some of our competitors having significantly greater scale, financial and operational resources, and brand recognition. Recent scrutiny of compensation practices, especially in the financial services industry, has made this only more difficult. In addition, many parts of our business are particularly dependent on key personnel. If we were to lose and find ourselves unable to replace these personnel or other skilled employees or if the competition for talent were to drive our compensation costs to unsustainable levels, our business and financial results could be negatively impacted.
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
We have significant maturities of unsecured debt each year. While we have reduced our reliance on unsecured funding in recent years, it remains an important component of our capital structure and financing plans. At December 31, 2020, approximately $702 million in principal amount of total outstanding consolidated unsecured debt is scheduled to mature in 2021, and approximately $1.1 billion and $2.1 billion is scheduled to mature in 2022 and 2023, respectively. We also have obtained short-term funding from the sale of floating-rate demand notes, all of which the holders may elect to have redeemed at any time without restriction. We announced the termination of our demand note program and the redemption of all outstanding demand notes on March 1, 2021. At December 31, 2020, approximately $2.1 billion in principal amount of demand notes were outstanding, which is not included in the amount of unsecured debt described above. We also rely substantially on secured funding. At December 31, 2020, approximately $4.5 billion in principal amount of total outstanding consolidated secured long-term debt is scheduled to mature in 2021, approximately $4.9 billion is scheduled to mature in 2022, and approximately $617 million is scheduled to mature in 2023. Furthermore, at December 31, 2020, approximately $41.8 billion in certificates of deposit at Ally Bank are scheduled to mature in 2021, which is not included in the amounts provided above. Additional funding, whether through deposits or borrowings, will be required to fund a substantial portion of the debt maturities over these periods.

Ally Financial Inc. • Form 10-K
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
Our policies and controls are designed to enable us to maintain adequate liquidity to conduct our business in the ordinary course even in a stressed environment. There is no guarantee, however, that our liquidity position will never become compromised. In such an event, we may be required to sell assets at a loss or reduce loan and operating lease originations in order to continue operations. This could damage the performance and value of our business, prompt regulatory intervention and private litigation, harm our reputation, and cause a loss of customer and investor confidence, and if the condition were to persist for any appreciable period of time, our viability as a going concern could be threatened. Refer to the section titled Liquidity Management, Funding, and Regulatory Capital in the MD&A that follows and Note 20 to the Consolidated Financial Statements.
Our indebtedness and other obligations are significant and could adversely affect our business and financial results.
We have a significant amount of indebtedness apart from deposit liabilities. At December 31, 2020, we had approximately $25.1 billion in principal amount of indebtedness outstanding (including $10.0 billion in secured indebtedness). Interest expense on our indebtedness constituted approximately 14.7% of our total financing revenue and other interest income for the year ended December 31, 2020. We also have the ability to create additional indebtedness.
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
Our borrowing costs and access to the banking and capital markets could be negatively impacted if our credit ratings are downgraded or otherwise fail to meet investor expectations.
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
Future downgrades to our credit ratings or their failure to meet investor expectations may result in higher borrowing costs, reduced access to the banking and capital markets, more restrictive terms and conditions being added to any new or replacement financing arrangements.
The markets for automotive financing, insurance, banking (including corporate finance, mortgage finance, and point-of-sale personal lending), brokerage, and investment-advisory services are extremely competitive, and competitive pressures could adversely affect our business and financial results.
The markets for automotive financing, insurance, banking (including corporate finance, mortgage finance, and point-of-sale personal lending), brokerage, and investment-advisory services are highly competitive, and we expect competitive pressures only to intensify in the future, especially in light of the regulatory and supervisory environments in which we operate, technological innovations that alter the barriers to entry, current and evolving economic and market conditions, changing customer preferences and consumer and business sentiment, and monetary and fiscal policies. Refer to the section above titled Industry and Competition in Part I, Item 1 of this report. Competitive pressures may drive us to take actions that we might otherwise eschew, such as lowering the interest rates or fees on loans, raising the interest rates on deposits, or adopting more liberal underwriting standards. These pressures also may accelerate actions that we might otherwise elect to defer, such as substantial investment in systems or infrastructure. Whatever the reason, actions that we take in response to competition may adversely affect our results of operations and financial condition. These consequences could be exacerbated if we are not successful in introducing new products and services, achieving market acceptance of our products and services, developing and maintaining a strong customer base, continuing to enhance our reputation, or prudently managing risks and expenses.
Challenging business, economic, or market conditions may adversely affect our business, results of operations, and financial condition.
Our businesses are driven by robust economic and market activity, monetary and fiscal stability, and positive investor, business, and consumer sentiment. A downturn in economic conditions, disruptions in the equity or debt markets, high unemployment or underemployment, depressed vehicle or housing prices, unsustainable debt levels, unfavorable changes in interest rates, declines in household incomes, deteriorating consumer or business sentiment, consumer or commercial bankruptcy filings, or declines in the strength of national or local economies could decrease demand for our products and services, increase the amount and rate of delinquencies and losses, raise our operating and other expenses, and negatively impact the returns on and the value of our loans, investment portfolio, and other assets. Further, if a

Ally Financial Inc. • Form 10-K
significant and sustained increase in fuel prices or other adverse conditions were to lead to diminished new and used vehicle purchases or prices, our automotive finance and insurance businesses could suffer considerably. In addition, concerns about the pace of economic growth and uncertainty about fiscal and monetary policies can result in significant volatility in the financial markets and could impact our ability to obtain cost-effective funding. If any of these events were to occur or worsen, our business, results of operation, and financial condition could be adversely affected.
Acts or threats of terrorism, natural disasters, and other conditions or events beyond our control could adversely affect us.
Geopolitical conditions, natural disasters, pandemics, and other conditions or events beyond our control may adversely affect our business, results of operations, financial condition, or prospects. Refer to the risk factor above, titled The COVID-19 pandemic is adversely affecting us and our customers, counterparties, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant, for more information on risks associated with the COVID-19 pandemic. For example, acts or threats of terrorism and political or military actions taken in response to terrorism could adversely affect general economic, business, or market conditions and, in turn, us, especially as an intermediary within the financial system. We also could be negatively impacted if our key personnel, a significant number of our employees, or our systems or infrastructure were to become unavailable or damaged due to a pandemic, natural disaster, war, act of terrorism, accident, or similar cause. These same risks and uncertainties arise too for the service providers and counterparties on whom we depend as well as their own third-party service providers and counterparties.
Significant repurchases or indemnification payments in our securitizations could harm our profitability and financial condition.
We have repurchase and indemnification obligations in our securitizations. If we were to breach a representation, warranty, or covenant in connection with a securitization, we may be required to repurchase the affected loans or otherwise compensate investors or purchasers for losses caused by the breach. If the scale or frequency of repurchases or indemnification payments were to increase substantially from its present levels, our results of operations and financial condition could be adversely affected. In such a circumstance, we also could suffer reputational damage, become subject to stricter supervisory scrutiny and private litigation, and find our access to capital and banking markets more limited or more costly.
Our business and operations make extensive use of models, and we could be adversely affected if our design, implementation, or use of models is flawed.
We use quantitative models to price products and services, measure risk, calculate the quantitative portfolio of our allowance for loan losses, estimate asset and liability values, assess capital and liquidity, manage our balance sheet, create financial forecasts, and otherwise conduct our business and operations. If the design, implementation, or use of any of these models is flawed, we could make strategic or tactical decisions based on incorrect, misleading, or incomplete information. In addition, to the extent that any flawed models or inaccurate model outputs are used in reports to banking agencies or the public, we could be subjected to supervisory actions, private litigation, and other proceedings that may adversely affect our business and financial results. Refer to the section titled Risk Management in the MD&A that follows.
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
We use estimates and assumptions in determining the fair value of many of our assets, including retained interests from securitizations, loans held for sale, and other investments that do not have an established market value or are not publicly traded. We also use estimates and assumptions in determining the residual values of our operating lease assets. In addition, we use estimates and assumptions in determining our allowance for loan losses, reserves for legal matters, insurance losses, and loss adjustment expenses (which represent the accumulation of estimates for both reported losses and those incurred, but not reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements). Refer to the section titled Critical Accounting Estimates in the MD&A that follows. Our assumptions and estimates may be inaccurate for many reasons. For example, they often involve matters that are inherently difficult to predict and that are beyond our control (such as macroeconomic conditions and their impact on automotive dealers) and often involve complex interactions between a number of dependent and independent variables, factors, and other assumptions. Assumptions and estimates are also far more difficult during periods of market dislocation or illiquidity. As a result, our actual experience may differ substantially from these estimates and assumptions. A meaningful difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition, and prospects and may increase the volatility of our financial results. In addition, several different judgments associated with assumptions or estimates could be reasonable under the circumstances and yet result in significantly different results being reported.

Ally Financial Inc. • Form 10-K
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
The performance and value of our business could be negatively impacted by any reputational harm that we may suffer, especially as an intermediary within the financial system. This harm could arise from negative publicity outside of our control or our failure to adequately address issues arising from our conduct or in connection with the financial services industry generally. Risks to our reputation could arise in any number of contexts—for example, stricter regulatory or supervisory environments, cyber incidents and other security breaches, inabilities to meet customer expectations, mergers and acquisitions, lending or banking practices, actual or perceived conflicts of interest, failures to prevent money laundering, inappropriate conduct by employees, and inadequate corporate governance.
Our failure to maintain appropriate ESG practices and disclosures could result in reputational harm, a loss of customer and investor confidence, and adverse business and financial results.
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
Any future dividends on our common stock or changes in our stock-repurchase program will be determined by our Board in its sole discretion and will depend on our business, financial condition, earnings, capital, liquidity, and other factors at the time. In addition, any plans to continue dividends or share repurchases in the future will be subject to our stress capital buffer requirement and the FRB’s review of and non-objection to our annual capital plan, which is unpredictable. There is no assurance that our Board will approve, or the FRB will permit, future dividends or share repurchases. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report.

Ally Financial Inc. • Form 10-K
It is possible that any indentures or other financing arrangements that we execute in the future could limit our ability to pay dividends on our capital stock, including our common stock. In the event that any of our indentures or other financing arrangements in the future restrict that ability, we may be unable to pay dividends unless and until we can refinance the amounts outstanding under those arrangements. In addition, under Delaware law, our Board may declare dividends on our capital stock only to the extent of our statutory surplus (which is defined as the amount equal to total assets minus total liabilities, in each case at fair market value, minus statutory capital) or, if no surplus exists, out of our net profits for the then-current or immediately preceding fiscal year. Further, even if we are permitted under our contractual obligations and Delaware law to pay dividends on our common stock, we may not have sufficient cash or regulatory approvals to do so.
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
Our certificate of incorporation, our bylaws, and Delaware law contain provisions that could have the effect of discouraging, hindering, or preventing an acquisition that our Board of Directors does not find to be in the best interests of us and our stockholders. For example, our organizational documents include provisions:
•limiting the liability of our directors and providing indemnification to our directors and officers; and
•limiting the ability of our stockholders to call and bring business before special meetings of stockholders by requiring any requesting stockholders to hold at least 25% of our common stock in the aggregate.
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

Ally Financial Inc. • Form 10-K
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal corporate offices are located in Detroit, Michigan, and Charlotte, North Carolina. In Detroit, we lease approximately 330,000 square feet of office space under a lease that expires in December 2028. In Charlotte, we lease approximately 234,000 square feet of office space under a variety of leases expiring between June 2021 and May 2024. In September 2017, we entered into a new agreement, scheduled to commence in April 2021, to lease approximately 543,000 square feet of office space in Charlotte under a lease that is expected to expire in March 2036. Under the new lease we plan to consolidate most of our Charlotte, North Carolina locations, through a series of phases, as the existing leases expire.
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

Part II
Ally Financial Inc. • Form 10-K

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the symbol “ALLY.” At December 31, 2020, we had 374,674,415 shares of common stock outstanding, compared to 374,331,998 shares at December 31, 2019. As of February 22, 2021, we had approximately 30 holders of record of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12.
Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the S&P 500 index and the S&P Financials index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2015, and its relative performance is tracked through December 31, 2020. The returns shown are based on historical results and are not intended to suggest future performance.
This performance graph is not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, or incorporated by reference into any filing of Ally under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Comparison of Cumulative Total Return
Index value
220
210
200
190
180
170
160
150
140
130
120
110
100
90
80
70
60
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period ending
Ally Financial Inc.
S&P Financials Index
S&P 500 Index

Recent Sales of Unregistered Securities
Ally did not have any sales of unregistered securities in the last three fiscal years.

Ally Financial Inc. • Form 10-K
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended December 31, 2020.

Three months ended December 31, 2020	Total number of shares repurchased (a) (b) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)
October 2020	—	$22.12
November 2020	15	29.63
December 2020	22	33.91
Total	37	32.14
(a)Consists of shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)On March 17, 2020, we announced the voluntary suspension of our stock-repurchase program through its termination on June 30, 2020. Consistent with the FRB’s restrictions on common-stock repurchases for large firms such as Ally, described in Note 20 to the Consolidated Financial Statements, we did not implement a new stock-repurchase program or repurchase shares of our common stock, except in connection with compensation plans, for the remainder of 2020. Refer to Note 20 to the Consolidated Financial Statements for further details.

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
The following table presents selected Consolidated Statement of Income and earnings per common share data.

($ in millions, except per share data; shares in thousands)	2020	2019	2018	2017	2016
Total financing revenue and other interest income	$8,797	$9,857	$9,052	$8,322	$8,305
Total interest expense	3,243	4,243	3,637	2,857	2,629
Net depreciation expense on operating lease assets	851	981	1,025	1,244	1,769
Net financing revenue and other interest income	4,703	4,633	4,390	4,221	3,907
Total other revenue	1,983	1,761	1,414	1,544	1,530
Total net revenue	6,686	6,394	5,804	5,765	5,437
Provision for credit losses	1,439	998	918	1,148	917
Total noninterest expense	3,833	3,429	3,264	3,110	2,939
Income from continuing operations before income tax expense	1,414	1,967	1,622	1,507	1,581
Income tax expense from continuing operations (a)	328	246	359	581	470
Net income from continuing operations	1,086	1,721	1,263	926	1,111
(Loss) income from discontinued operations, net of tax	(1)	(6)	—	3	(44)
Net income	$1,085	$1,715	$1,263	$929	$1,067
Basic earnings per common share (b):
Net income from continuing operations	$2.89	$4.38	$2.97	$2.04	$2.25
Net income	2.89	4.36	2.97	2.05	2.15
Weighted-average common shares outstanding	375,629	393,234	425,165	453,704	481,105
Diluted earnings per common share (b):
Net income from continuing operations	$2.88	$4.35	$2.95	$2.03	$2.24
Net income	2.88	4.34	2.95	2.04	2.15
Weighted-average common shares outstanding	377,101	395,395	427,680	455,350	482,182
Common share information:
Cash dividends declared per common share	$0.76	$0.68	$0.56	$0.40	$0.16
Period-end common shares outstanding	374,674	374,332	404,900	437,054	467,000
(a)As a result of the Tax Act, an additional $119 million of tax expense was incurred during 2017. Additionally, during the second quarter of 2019, we realized an income tax benefit of approximately $200 million from the release of valuation allowance on foreign tax credit carry forwards.
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers. Includes shares related to share-based compensation that vested but were not yet issued.

Ally Financial Inc. • Form 10-K
The following tables present selected Consolidated Balance Sheet and ratio data.

December 31, ($ in millions)	2020	2019	2018	2017	2016
Selected period-end balance sheet data:
Total assets	$182,165	$180,644	$178,869	$167,148	$163,728
Total deposit liabilities	$137,036	$120,752	$106,178	$93,256	$79,022
Long-term debt	$22,006	$34,027	$44,193	$44,226	$54,128
Total equity	$14,703	$14,416	$13,268	$13,494	$13,317

Year ended December 31,	2020	2019	2018	2017	2016
Financial ratios:
Return on average assets (a)	0.59%	0.95%	0.74%	0.57%	0.68%
Return on average equity (a)	7.59%	12.26%	9.65%	6.89%	7.80%
Equity to assets (a)	7.83%	7.78%	7.65%	8.28%	8.69%
Common dividend payout ratio (b)	26.30%	15.60%	18.86%	19.51%	7.44%
Net interest spread (a) (c)	2.49%	2.45%	2.47%	2.58%	2.49%
Net yield on interest-earning assets (a) (d)	2.65%	2.67%	2.65%	2.71%	2.63%
(a)The ratios were based on average assets and average equity using an average daily balance methodology.
(b)The common dividend payout ratio was calculated using basic earnings per common share.
(c)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.
(d)Net yield on interest-earning assets represents net financing revenue and other interest income as a percentage of total interest-earning assets.

Ally Financial Inc. • Form 10-K
We became subject to U.S. Basel III on January 1, 2015, although a number of its provisions—including capital buffers and certain regulatory capital deductions—were subject to a phase-in period through December 31, 2018. For further information, refer to the section titled Regulation and Supervision in Part I, Item 1 of this report, and Note 20 to the Consolidated Financial Statements. The following table presents selected regulatory capital data under U.S Basel III as subject to transitional provisions primarily related to deductions and adjustments impacting Common Equity Tier 1 capital and Tier 1 capital.

December 31, ($ in millions)	2020	2019	2018	2017	2016
Common Equity Tier 1 capital ratio	10.64%	9.54%	9.14%	9.53%	9.37%
Tier 1 capital ratio	12.37%	11.22%	10.80%	11.25%	10.93%
Total capital ratio	14.15%	12.76%	12.31%	12.94%	12.57%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	9.41%	9.08%	9.00%	9.53%	9.54%
Total equity	$14,703	$14,416	$13,268	$13,494	$13,317
CECL phase-in adjustment (b)	1,188
Goodwill and certain other intangibles	(382)	(450)	(285)	(283)	(272)
Deferred tax assets arising from net operating loss and tax credit carryforwards (c)	(20)	(25)	(143)	(224)	(410)
Other adjustments (d)	(611)	(104)	557	250	343
Common Equity Tier 1 capital	14,878	13,837	13,397	13,237	12,978
Trust preferred securities	2,499	2,496	2,493	2,491	2,489
Deferred tax assets arising from net operating loss and tax credit carryforwards (c)	—	—	—	(56)	(273)
Other adjustments	(88)	(62)	(59)	(44)	(47)
Tier 1 capital	17,289	16,271	15,831	15,628	15,147
Qualifying subordinated debt and other instruments qualifying as Tier 2	829	1,033	1,031	1,113	1,174
Qualifying allowance for loan losses and other adjustments	1,660	1,202	1,184	1,233	1,098
Total capital	$19,778	$18,506	$18,046	$17,974	$17,419
Risk-weighted assets (e)	$139,787	$145,072	$146,561	$138,933	$138,539
(a)Tier 1 leverage ratio equals Tier 1 capital divided by adjusted quarterly average total assets, which both reflect adjustments for disallowed goodwill, certain intangible assets, and disallowed deferred tax assets.
(b)We have elected to delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Refer to Note 20 to the Consolidated Financial Statements for further information.
(c)Contains deferred tax assets required to be deducted from capital under U.S. Basel III.
(d)Primarily comprises adjustments related to our accumulated other comprehensive income opt-out election, which allows us to exclude most elements of accumulated other comprehensive income from regulatory capital.
(e)Risk-weighted assets are defined by regulation and are generally determined by allocating assets and specified off-balance-sheet exposures to various risk categories.

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
•changes in accounting standards or policies,
•changes in the automotive industry or the markets for new or used vehicles, including the rise of vehicle sharing and ride hailing, the development of autonomous and alternative-energy vehicles, and the impact of demographic shifts on attitudes and behaviors toward vehicle type, ownership, and use;
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
•our ability to optimize our automotive finance and insurance businesses and to continue diversifying into and growing other consumer and commercial business lines, including mortgage lending, point-of-sale personal lending, corporate finance, brokerage, and wealth management;
•our ability to develop capital plans that will receive non-objection from the FRB and our ability to implement them, including any payment of dividends or share repurchases;
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
•the potential outcomes of legal and regulatory proceedings and governmental and regulatory examinations, investigations, and other inquiries to which we are or may be subject at any given time, and our ability to remediate regulatory deficiencies on a timely basis and to otherwise absorb and address the heightened scrutiny and expectations generally from supervisory and other governmental authorities, the severity of remedies sought, such as enforcement proceeds, and the potential collateral consequences arising from those outcomes;
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
•policies and other actions of governments to mitigate climate and related environmental risks, as well as associated changes in the behavior and preferences of businesses and consumers; or
•other assumptions, risks, or uncertainties described in the Risk Factors (Item 1A), Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7), or the Notes to the Consolidated Financial Statements (Item 8) in this Annual Report on Form 10-K or described in any of the Company’s annual, quarterly or current reports.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Overview
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, or we, us, or our) is a leading digital financial-services company. As a customer-centric company with passionate customer service and innovative financial solutions, we are relentlessly focused on “Doing it Right” and being a trusted financial-services provider to our consumer, commercial, and corporate customers. We are one of the largest full-service automotive finance operations in the United States and offer a wide range of financial services and insurance products to automotive dealerships and consumers. Our award-winning digital direct bank (Ally Bank, Member FDIC and Equal Housing Lender) offers mortgage lending, point-of-sale personal lending, and a variety of deposit and other banking products, including savings, money-market, and checking accounts, CDs, and IRAs. Additionally, we offer securities-brokerage and investment-advisory services through Ally Invest. Our corporate-finance business offers capital for equity sponsors and middle-market companies. We are a Delaware corporation and are registered as a BHC under the BHC Act, and an FHC under the GLB Act.
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
Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. We have deep dealer relationships that have been built throughout our over 100-year history, and we are leveraging competitive strengths to expand our dealer footprint. Our dealer-centric business model encourages dealers to use our broad range of products through incentive programs like our Ally Dealer Rewards program. Our automotive finance services include purchasing retail installment sales contracts and operating leases from dealers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. We also offer retail VSCs and commercial insurance primarily covering dealers’ vehicle inventories. We are a leading provider of VSCs, GAP, and VMCs.
Automotive Finance
Our Automotive Finance operations provide U.S.-based automotive financing services to consumers, automotive dealers, other businesses, and municipalities. Our dealer-focused business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles make us a premier automotive finance company. At December 31, 2020, our Automotive Finance operations had $104.8 billion of assets and generated $4.5 billion of total net revenue in 2020. For consumers, we provide financing for new and used vehicles. In addition, our CSG provides automotive financing for small businesses and municipalities. At December 31, 2020, our CSG had $8.2 billion of loans outstanding. Through our commercial automotive financing operations, we fund dealer purchases of new and used vehicles through wholesale floorplan financing. We manage commercial account servicing on approximately 3,200 dealers that utilize our floorplan inventory lending or other commercial loans. We service an $80.2 billion consumer loan and operating lease portfolio at December 31, 2020, and our commercial automotive loan portfolio was approximately $23.1 billion at December 31, 2020. The extensive infrastructure, technology, and analytics of our servicing operations as well as the experience of our servicing personnel enhance our ability to minimize our loan losses and enable us to deliver a favorable customer experience to both our dealers and retail customers. During 2020, we continued to reposition our origination profile to focus on capital optimization and risk-adjusted returns. In 2020, total consumer automotive originations were $35.1 billion, a decrease of $1.2 billion compared to 2019. The shorter-term duration consumer automotive loan and variable-rate commercial loan portfolios offer attractive asset classes where we continue to optimize risk-adjusted returns through origination mix management and pricing and underwriting discipline.
Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers. The automotive marketplace is dynamic and evolving, including substantial investments in electrification by automobile manufacturers and suppliers. Ally remains focused on meeting the needs of both our dealer and consumer customers and continuing to strengthen and expand upon the 18,700 dealer relationships we have. We continue to identify and cultivate relationships with automotive retailers including those with leading eCommerce platforms. We also operate Clearlane, our online direct-lending platform, which provides a digital platform for consumers seeking direct financing. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. Furthermore, our strong and expansive dealer relationships, comprehensive suite of products and services, full-spectrum financing, and depth of experience position us to evolve with future shifts in automobile technologies, including electrification. Ally has and continues to provide automobile financing for hybrid and battery-electric vehicles today, and is well positioned to remain a leader in automotive financing as we believe the vast majority of these vehicles will be sold through dealerships with whom we have an established relationship.
The Growth channel was established to focus on developing dealer relationships beyond those relationships that primarily were developed through our previous role as a captive finance company for GM and Chrysler. The Growth channel was expanded to include direct-to-consumer financing through Clearlane and other channels and our arrangements with online automotive retailers. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs designed

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
to drive loyalty amongst dealers to our products and services. The success of the Growth channel has been a key enabler in evolving our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have over 12,300 dealer relationships, of which approximately 86% are franchised dealers (including brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda, and others), or used vehicle only retailers with a national presence.
Over the past several years, we have continued to focus on the consumer used vehicle segment primarily through franchised dealers, which has resulted in used vehicle financing volume growth, and has positioned us as an industry leader in used vehicle financing. The highly fragmented used vehicle financing market, with a total financing opportunity represented by over 282 million vehicles in operation, provides an attractive opportunity that we believe will further expand and support our dealer relationships and increase our risk-adjusted return on retail loan originations.
For consumers, we provide automotive loan financing and leasing for new and used vehicles to approximately 4.5 million customers. Retail financing for the purchase of vehicles by individual consumers generally takes the form of installment sales financing. We originated a total of approximately 1.3 million and 1.4 million automotive loans and operating leases during both the years ended December 31, 2020, and 2019, totaling $35.1 billion and $36.3 billion, respectively.
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
We continue to maintain a diverse mix of product offerings across a broad risk spectrum, subject to underwriting policies that reflect our risk appetite. Our current operating results increasingly reflect our ongoing strategy to grow used vehicle financing and expand risk-adjusted returns. While we predominately focus on prime-lending markets, we seek to be a meaningful source of financing to a wide spectrum of customers and continue to carefully measure risk versus return. We place great emphasis on our risk management and risk-based pricing policies and practices and employ robust credit decisioning processes coupled with granular pricing that is differentiated across our proprietary credit tiers.
Our commercial automotive financing operations primarily fund dealer inventory purchases of new and used vehicles, commonly referred to as wholesale floorplan financing. This represents the largest portion of our commercial automotive financing business. Wholesale floorplan loans are secured by vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral or other credit enhancements (for example, personal guarantees from dealership owners) are typically obtained to further mitigate credit risk. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles. Interest on wholesale automotive financing is generally payable monthly and is indexed to a floating-rate benchmark. The rate for a particular dealer is based on, among other considerations, competitive factors and the dealer’s creditworthiness. During 2020, we financed an average of $19.3 billion of dealer vehicle inventory through wholesale floorplan financings. Other commercial automotive lending products, which averaged $5.7 billion during 2020, consist of automotive dealer revolving lines of credit, term loans, including those to finance dealership land and buildings, and dealer fleet financing. We also provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. In 2020, Ally and other parties, including dealers, fleet rental companies, and financial institutions, utilized SmartAuction to sell approximately 258,000 vehicles to dealers and other commercial customers. SmartAuction served as the remarketing channel for 53% of our off-lease vehicles.
Insurance
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. We serve approximately 2.5 million consumers nationwide across F&I and P&C products. In addition, we offer F&I products in Canada, where we serve more than 400 thousand consumers and are the VSC and other protection plan provider for GM Canada and VSC provider for Subaru Canada. Our Insurance operations had $9.1 billion of assets at December 31, 2020, and generated $1.4 billion of total net revenue during 2020. As part of our focus on offering dealers a broad range of consumer F&I products, we offer VSCs, VMCs, and GAP products. We also underwrite selected commercial insurance coverages, which primarily insure dealers’ wholesale vehicle inventory. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models. We also offer ClearGuard on the SmartAuction platform, which is a protection product designed to minimize the risk to dealers from arbitration claims for eligible vehicles sold at auction.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Our F&I products are primarily distributed indirectly through the automotive dealer network. We have established approximately 1,600 F&I dealer relationships nationwide and 600 dealer relationships in Canada, with a focus on growing dealer relationships in the future. Our VSCs for retail customers offer owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. These VSCs are marketed to the public through automotive dealerships and on a direct response basis. We also offer GAP products, which allow the recovery of a specified amount beyond the covered vehicle’s value in the event the vehicle is damaged or stolen and declared a total loss. We continue to evolve our product suite and digital capabilities to position our business for future opportunities through growing third-party relationships and sales through our online direct-lending platform, Clearlane.
We have approximately 3,400 dealer relationships within our P&C business to whom we offer a variety of commercial products and levels of coverage. Vehicle inventory insurance for dealers provides physical damage protection for dealers’ floorplan vehicles. Among dealers to whom we provide wholesale financing, our insurance product penetration rate is approximately 78%. Dealers who receive wholesale financing from us are eligible for insurance incentives such as automatic eligibility for our preferred insurance programs.
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
Mortgage Finance
Our Mortgage Finance operations consist of the management of held-for-investment and held-for-sale consumer mortgage loan portfolios. Our held-for-investment portfolio includes our direct-to-consumer Ally Home mortgage offering, and bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties. Our Mortgage Finance operations had $14.9 billion of assets at December 31, 2020, and generated $220 million of total net revenue in 2020.
Through our direct-to-consumer channel, which was introduced late in 2016, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment provider. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held for sale and sold, while jumbo and LMI mortgages are originated as held for investment. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April 2019, we announced a strategic partnership with BMC, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, BMC conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offerings in a highly innovative, scalable, and cost-efficient manner, while Ally retains control of all the marketing and advertising strategies and loan pricing. During the year ended December 31, 2020, we originated $4.7 billion of mortgage loans through our direct-to-consumer channel.
Through the bulk loan channel, we purchase loans from several qualified sellers including direct originators and large aggregators who have the financial capacity to support strong representations and warranties and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel. During the year ended December 31, 2020, we purchased $4.2 billion of mortgage loans that were originated by third parties. Our mortgage loan purchases are held-for-investment.
The combination of our direct-to-consumer strategy and bulk portfolio purchase program provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.
Corporate Finance
Our Corporate Finance operations primarily provides senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies owned by private equity sponsors, and loans to asset managers that primarily provide leveraged loans. Our Corporate Finance operations had $6.1 billion of assets at December 31, 2020, and generated $344 million of total net revenue during 2020, and continues to offer attractive returns and diversification benefits to our broader lending portfolio. We believe our growing deposit-based funding model coupled with our expanded product offerings and deep industry relationships provide an advantage over our competition, which includes other banks as well as publicly and privately held finance companies. While there continues to be a significant level of liquidity and competition in the middle-market lending space, we have continued to prudently grow our lending portfolio with a focus on a disciplined and selective approach to credit quality, including a greater focus on asset-based loans. We seek markets and opportunities where our clients require customized, highly structured, and time-sensitive financing solutions. Our corporate-finance lending portfolio is generally composed of first-lien, first-out loans.
Our focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, expansions, restructurings, and working capital. Loan facilities typically include both a revolver and term loan component. Our target commitment hold level for these individual exposures ranges from $15 million to $150 million, depending on product type. Additionally, our Lender Finance business provides asset managers with facilities from $50 million to up to $500 million to partially fund their direct-lending activities. We also selectively arrange larger transactions that we may retain on-balance sheet or syndicate to other lenders. By syndicating loans to other lenders, we are able to provide financing commitments in excess of our target hold levels to our customers and generate loan syndication fee income while limiting our risk exposure to individual borrowers. All of our loans are floating-rate facilities with maturities, typically ranging from two to seven years. In certain instances, we may be offered the opportunity to make

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
small equity investments in our borrowers. The portfolio is well diversified across multiple industries including manufacturing, financials, distribution, services, and other specialty sectors. These specialty sectors include our Healthcare and Technology Finance verticals. The Healthcare vertical provides financing across the healthcare spectrum including services, pharmaceuticals, manufacturing, and medical devices and supplies. We also provide a commercial real estate product focused on lending to skilled nursing facilities, senior housing, medical office buildings, and hospitals. Our Technology Finance vertical provides financing solutions to venture capital-backed, technology-based companies. Other smaller complementary product offerings that help strengthen our reputation as a full-spectrum provider of financing solutions for borrowers include selectively offering second-out loans on certain transactions and issuing letters of credit through Ally Bank.
Corporate and Other
Overview
Corporate and Other primarily consists of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes activity related to certain equity investments, which primarily consist of FHLB and FRB stock as well as other strategic investments, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, the activity related to Ally Invest and Ally Lending, CRA loans and related investments, and reclassifications and eliminations between the reportable operating segments.
Ally Invest
Corporate and Other includes the results of Ally Invest, our digital brokerage and wealth management offering, which enables us to complement our competitive deposit products with low-cost investing. The digital wealth management business aligns with our strategy to create a premier digital financial services company and provides additional sources of fee income through asset management and certain other fees, with minimal balance sheet utilization. This business also provides an additional source of low-cost brokered deposits through arrangements with Ally Invest’s clearing broker.
Through Ally Invest, we are able to offer a broader array of products through a fully integrated digital consumer platform centered around self-directed products and digital advisory services. Ally Invest’s suite of commission-free and low-cost investing options serve both active and passive investors with diverse and evolving financial objectives through a transparent online process. Our digital platform and broad product offerings are enhanced by outstanding client-focused and user-friendly customer service that is generally accessible twenty-four hours a day, seven days a week, via the phone, web or email—consistent with the Ally brand.
Ally Invest provides clients with self-directed trading services for a variety of securities including stocks, options, ETFs, mutual funds, and fixed-income products through Ally Invest Securities. Ally Invest Securities also offers margin lending, which allows customers to borrow money by using securities and cash currently held in their accounts as collateral. Through Ally Invest Forex, we offer self-directed investors and traders the ability to trade over 50 currency pairs through a state-of-the-art forex trading platform.
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
Ally Lending
Additionally, beginning in October 2019 with the acquisition of Health Credit Services, financial information related to our consumer unsecured financing is included within Corporate and Other. The Health Credit Services business has been renamed Ally Lending and currently serves medical and home improvement service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. The home improvement segment, which was launched in the second quarter of 2020, now represents nearly 20% of new originations, and is expected to grow. We believe the market outlook for point-of-sale lending provides attractive opportunities for future diversification, including in the automotive servicing and vehicle upfit space. Point-of-sale lending broadens our capabilities, and expands our product offering into consumer unsecured lending, all while helping to further meet the financial needs of our customers. Refer to Note 2 for additional details on the acquisition of Ally Lending.
Corporate Treasury and ALM Activities
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Deposits
We are focused on growing and retaining a stable deposit base and deepening relationships with our 2.3 million primary deposit customers by leveraging our compelling brand and strong value proposition. Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers through internet, telephone, mobile, and mail channels. We have grown our deposits with a strong brand that is based on a promise of being straightforward with our customers and offering high-quality customer service. Ally Bank has consistently increased its share of the direct banking deposit market and remains one of the largest direct banks in terms of retail deposit balances. Our strong customer acquisition and retention rates reflect the strength of our brand and, together with competitive deposit rates, continue to drive growth in retail deposits. At December 31, 2020, Ally Bank had $137.0 billion of total deposits—including $124.4 billion of retail deposits, which grew $20.6 billion, or 20% during 2020. Over the past several years, the continued growth of our retail-deposit base has contributed to a more favorable mix of lower cost funding and we continue to focus on efficient deposit growth by continuing to expand the deposit value proposition beyond competitive deposit rates. Our segment results include cost of funds associated with these deposit-product offerings.
Our deposit products and services are designed to develop long-term customer relationships and capitalize on the shift in consumer preference for direct banking. Our deposits franchise is key to growing and building momentum across our suite of digital offerings at Ally Home, Ally Invest, and Ally Lending, consistent with our strategic objective to grow multi-product customers. These products and services appeal to a broad group of customers, many of whom appreciate a streamlined digital experience coupled with our strong value proposition. Ally Bank offers a full spectrum of retail deposit products, including online savings accounts, money market demand accounts, CDs, interest-bearing checking accounts, trust accounts, and IRAs. Our deposit services include Zelle® person-to-person payment services, eCheck remote deposit capture, and mobile banking. In February 2020, we introduced a collection of smart savings tools to our online savings product, and continue to enhance our suite of online and mobile banking features. In 2020, our online savings customers created over 1 million savings buckets throughout the year within our smart savings tools. In addition, brokered deposits are obtained through third-party intermediaries.
We believe we are well-positioned to continue to benefit from the consumer-driven shift from branch banking to direct banking as demonstrated by the growth we have experienced since 2010. Our nearly 2.3 million deposit customers and 4.5 million retail bank accounts as of December 31, 2020, reflect increases from 2.0 million and 4.0 million, respectively, as compared to December 31, 2019. Our customer base spans across diverse demographic segmentations and socioeconomic bands. Our direct bank business model resonates particularly well with the millennial generation, which consistently makes up the largest percentage of our new customers. According to a 2020 American Bankers Association survey, 87% of customers prefer to do their banking most often via digital and other direct channels (internet, mobile, telephone, and mail). Furthermore, over the past five years, estimated direct banking deposits as a percentage of the broader retail deposits market increased by approximately 3 percentage points, from 7% to 10%. We have received a positive response to innovative savings and other deposit products and have been named the “Best Internet Bank” by Kiplinger for the fourth consecutive year in June 2020, and for the eighth time in the last ten years, we were named “Best Online Bank” by MONEY® Magazine in October 2020. Ally Bank’s competitive direct banking includes online and mobile banking features such as electronic bill pay, remote deposit, and electronic funds transfer nationwide, with innovative interfaces such as banking through Alexa-enabled devices, and no minimum balance requirements.
We intend to continue to grow and invest in our digital direct bank and further capitalize on the shift in consumer preference for direct banking with expanded digital capabilities and customer-centric products that utilize advanced analytics for personalized interactions and other technologies that improve efficiency, security, and the customer’s connection to the brand. We are focused on growing, deepening, and further leveraging the customer relationships and brand loyalty that exist with Ally Bank as a catalyst for future loan and deposit growth, as well as revenue opportunities that arise from introducing Ally Bank deposit customers to our digital wealth management offering, Ally Invest.
Significant Business Developments Related to COVID-19
The spread of COVID-19 has created a global public-health crisis that has resulted in the substantial loss of life, with widespread volatility and deteriorations in household, business, economic, and market conditions, including in the United States where we conduct nearly all of our business. Although several leading measures, such as labor conditions and the rate of growth as measured by GDP, have improved since the early stages of the pandemic, COVID-19 has not yet been contained and could continue to affect significantly more households and businesses.
Many governmental and nongovernmental authorities have responded to COVID-19 by curtailing household and business activity as a containment measure while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. Although these responses have slowed the rate of spread of COVID-19 and supported economic stability, the number of cases has risen meaningfully at times, and the potential exists for further resurgences to occur, especially during the traditional cold-and-flu season. In addition, while monetary policy remains highly accommodative and a number of stimulative fiscal programs and actions have been deployed, the national economy and regional and local economies and markets could suffer further disruptions that are lasting.
While we have experienced improvements in our business since the early stages of the COVID-19 pandemic, it has nonetheless negatively impacted us and our customers, counterparties, employees, and third-party service providers since the spread of the disease began to accelerate in March 2020. At this time, we cannot yet be confident in the extent of this negative impact or the trajectory of the macroeconomic outlook—especially with the most recent resurgence of COVID-19 in much of the United States and ongoing uncertainties around the efficacy, availability, acceptance, and distribution of vaccines and other medical treatments—and the adverse effects on our

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
business, financial position, results of operations, and prospects could be significant. For further information on these risks and uncertainties, refer to the section titled Risk Factors in Part I, Item 1A of this report.
During the pandemic, we have consistently prioritized the health and well-being of our employees, offered industry-leading support and relief to our customers, and strived to make a difference in the communities where we operate. These actions reflect our relentless “Do it Right” philosophy.
•Credit-risk management — The credit performance of our portfolio of loans has been impacted by the pandemic. Prior to the pandemic, the national unemployment rate was below 4% for an extended period and was projected to sustain those levels into the foreseeable future. Additionally, most widely available forecasts assumed that a moderate rate of growth would continue throughout 2020. The impact of the lockdowns, stay-in-place directives, and other restrictive actions issued and enforced by federal, state and local officials as a result of the pandemic, contributed to a significant increase in the national unemployment rate, which rose to a peak of 14.7%, as adjusted, in April before initially moderating at a faster-than-expected-pace to 7.9%, as adjusted, as of September 30 2020. In the fourth quarter of 2020, the national unemployment rate stabilized—particularly in November and December—ending at 6.7% as of December 31, 2020. Similarly, the rate of economic growth, as measured by GDP, declined sharply on a quarter-over-quarter seasonally adjusted annualized rate basis in the second quarter by 31.7%, and rebounded in the third and fourth quarters of 2020 as the economy grew by 33.1%, as adjusted, and 4.0%, respectively, quarter-over-quarter based on this measure. On a year-over-year basis, GDP contracted by 2.5%.
In response to the impacts caused by the COVID-19 pandemic, we have taken significant actions to support our customers with industry-leading relief programs, while prudently managing our credit risk exposure. Refer to the section titled Risk Management within this MD&A for additional details on these programs. Following the termination of these programs, we have continued to work with impacted customers in accordance with our established credit risk management policies and practices. We have invested significant resources, including introducing enhanced digital capabilities and new communication tools, to support customers who continue to experience hardships after the initial deferrals expire. Additionally, our scaled staffing model and resource capabilities have allowed for a nimble response to augment staffing to support these efforts.
In addition to the support that we have provided to our customers, governments have taken necessary and unprecedented steps to partially mitigate the adverse effects of their actions to contain the spread of COVID-19. For example, in late March 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy. One component of the CARES Act is the PPP, which is a guaranteed, unsecured loan program administered by the Small Business Administration (SBA). Loans under the PPP are made to borrowers by participating lenders, are fully guaranteed, and may be forgiven, by the SBA. PPP eligible borrowers must use loan proceeds for payroll costs and other allowable expenses, including mortgage payments, rents, and utilities. At December 31, 2020, we had loans with a principal balance of $638 million outstanding to our commercial dealer customers under the PPP. As these loans are guaranteed by the SBA, we do not maintain an allowance for loan losses under CECL for this portfolio. Among its other provisions, the CARES Act significantly expanded eligibility for, and the amount of, unemployment benefits, created and funded the advance payment of a refundable tax credit for 2020, and appropriated $500 billion to the Treasury Secretary to support U.S. air carriers and other U.S. businesses that have not otherwise received adequate economic relief as well as states and municipalities. Following the expiration of the stimulus programs under the CARES Act, the Consolidated Appropriations Act, 2021 was signed into law. This law included a $900 billion COVID-19 relief package that extended certain programs introduced in the CARES Act and included incremental funding for the PPP, enhanced unemployment benefits, and direct payments for qualifying individuals and households. We will continue to work with our commercial dealer customers that are eligible for additional assistance under the PPP program.
The deterioration and uncertainty in the macroeconomic environment experienced in 2020 from the pandemic and related mitigation efforts drove a significant increase in our allowance for loan losses and provision for credit losses. Our provision expense for credit losses increased $441 million to $1.4 billion for the year ended December 31, 2020, compared to 2019. While the macroeconomic environment rebounded significantly in the third quarter and stabilized in the fourth quarter of 2020, the increase in provision expense year-over-year reflects the significant deterioration observed since the inception of the pandemic. During the second half of March 2020, the U.S. economy experienced a significant deterioration driven by the COVID-19 pandemic, which impacted our allowance for loan losses. During the first quarter, we recorded an additional $602 million of provision expense for credit losses associated with the deterioration in the macroeconomic outlook from COVID-19. During the second quarter of 2020, we incurred total provision expense of $287 million, which included $128 million attributable to the macroeconomic environment and other factors aside from changes in portfolio size and incremental net charge-offs. During the third quarter of 2020, we incurred total provision expense of $147 million, which included a reduction in reserves of $34 million attributable to the improving macroeconomic environment—predominately the unemployment rate, and other factors aside from changes in portfolio size and incremental net charge-offs. During the fourth quarter of 2020, we recorded total provision expense of $102 million, which included a further reduction in reserves of $114 million attributable to the continued economic recovery, and other factors aside from changes in portfolio size and incremental net charge-offs. During the year ended December 31, 2020, the provision for credit losses was also impacted by the adoption of CECL, as further described in Note 1 to the Consolidated Financial Statements.
Provision expense for credit losses was favorably impacted by lower net charge-offs in our consumer automotive portfolio as losses decreased $84 million for the three months ended December 31, 2020, compared to the same period in 2019. The significant decrease in net charge-offs in our consumer automotive portfolio for the three months ended December 31, 2020, was attributable to

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
strong payment performance and delinquency trends through the pandemic. Personal income and savings levels have increased as lenders, including us, have provided significant support in the form of loan modifications and fee waivers, which is in addition to the fiscal and monetary stimulus actions detailed above. Similarly, consumer discretionary spending levels have decreased significantly during the pandemic, most notably in the first and second quarters of 2020, driven by reductions in spending on services, travel, and entertainment, as a result of stay-in-place orders. Net charge-offs in our consumer automotive portfolio also continue to benefit from strong used vehicle prices. In the second half of 2020, used vehicle prices, as well as our off-lease gain per unit, reached the highest level since January 2010, which reduced the realized loss impact in instances of default. Used vehicle prices normalized modestly in the fourth quarter of 2020, but remain elevated.
While we are encouraged by the positive signs in performance observed during the second half of 2020, the degree to which our actions and those of governments and others will directly or indirectly assist our customers, and the economy generally, is not yet clear.
•Liquidity management, funding, and capital markets — Our retail deposit business has remained a source of strength for us through the pandemic. To support our retail deposit customers, we waived fees for overdrafts, and excessive transactions, and expedited shipping of checks and debit cards through July 31, 2020. Through December 31, 2020, we refunded fees of approximately $7 million on excess transactions and overdrafts. For our brokerage customers, we waived fees for broker-assisted trades, paper statements, and overnight outbound check processing through July 31, 2020. In our retail deposits business, we continue to monitor several key items in light of a highly uncertain macroeconomic outlook, including elevated competitive pressures on the direct-banking industry given the low rate environment, overall financial health of the U.S. consumer and potential impacts of the pandemic, uncertainty around further stimulus measures, and how customers deploy elevated savings levels over time. Our deposits franchise recorded strong growth in retail deposits during the year ended December 31, 2020. During the year ended December 31, 2020, we grew retail deposits by approximately $20.6 billion to $124.4 billion, representing 20% growth year-over-year, despite declines in online savings and CD product yields. Our retail deposit customer retention rate remained steady through 2020 at approximately 96% while we grew our mix of total deposit funding to 85%, with the remainder of liability-based funding through secured, unsecured, and FHLB borrowings. For additional discussions surrounding our liquidity positions and related risks, refer to the section titled Liquidity Management, Funding, and Regulatory Capital in this MD&A.
In addition to the significant injection of fiscal stimulus by the federal government throughout 2020, the FRB has taken decisive and sweeping actions. Since March 15, 2020, these actions have included a reduction in the target range for the federal funds rate to zero to 0.25 percent, a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, and numerous facilities to support the flow of credit to households and businesses, such as the Municipal Liquidity Facility, the Main Street Lending Program, the Primary Market Corporate Credit Facility, the Secondary Market Corporate Credit Facility, the Term Asset-Backed Securities Loan Facility, the Money Market Mutual Fund Liquidity Facility, and the Commercial Paper Funding Facility. During 2020, we executed opportunistic liability management actions and secured additional liquidity at Ally Financial Inc. through the unsecured debt capital markets. On April 6, 2020, we issued $750 million aggregate principal amount of 5.8% senior unsecured notes due 2025. On June 1 2020, we issued $800 million aggregate principal amount of 3.05% senior unsecured notes due 2023. On September 16, 2020, and December 1, 2020, we issued $750 million and $450 million, respectively, aggregate principal amounts of 1.45% senior unsecured notes due 2023. To more cost-effectively manage liquidity at Ally Bank, we elected to prepay and early terminate 25 FHLB advances with an aggregate principal balance of $4.3 billion during the year ended December 31, 2020. In doing so, we recognized losses on the early repayments of FHLB borrowings of $99 million. We continue to assess liability management opportunities utilizing our deposit funding at Ally Bank.
Public equity markets have experienced significant volatility as a result of the pandemic, which has impacted our investment securities portfolio. For the year ended December 31, 2020, we recognized net realized and unrealized gains on equity securities of $107 million and $29 million, respectively. Given the unpredictability of COVID-19 and its direct and indirect effects on market conditions, it is possible that unusual volatility in the equity markets could positively or negatively impact our results.
•Regulatory capital and stress testing — We continue to carefully monitor our capital and liquidity positions. On March 17, 2020, in order to support the FRB’s effort to mitigate the impact of the COVID-19 pandemic on the U.S. economy and the financial system, we announced the voluntary suspension of our stock-repurchase program through its termination on June 30, 2020. Consistent with the FRB’s restrictions on common-stock repurchases by large firms such as Ally, described below, we did not implement a new stock-repurchase program or repurchase shares of our common stock, except in connection with compensation plans, for the remainder of 2020.
We have elected to phase the estimated impact of CECL into regulatory capital in accordance with the interim final rule of the FRB and other U.S. banking agencies that became effective on March 31, 2020, and that was subsequently clarified and adjusted in a final rule effective September 30, 2020. As further described in Note 20 to the Consolidated Financial Statements, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. As of December 31, 2020, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $1.2 billion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
We submitted our 2020 capital plan to the FRB in April 2020. In June 2020, the FRB provided us with the results of the supervisory stress test, additional industry-wide sensitivity analyses conducted in light of the COVID-19 pandemic, and our preliminary stress capital buffer requirement. At the same time, the FRB announced its determination that changes in financial markets or the macroeconomic outlook could have a material effect on the risk profiles and financial conditions of firms subject to the capital-plan rule and that, as a result, the firms (including Ally) would be required to resubmit capital plans to the FRB within 45 days after receiving updated stress scenarios from the FRB. Also at the same time, the FRB announced the suspension of nearly all common-stock repurchases and restrictions on common-stock dividends for large firms such as Ally during the third quarter of 2020. In September 2020, the FRB released its updated scenarios and extended the limitations on common-stock repurchases and common-stock dividends for the fourth quarter of 2020. We updated our capital plan in light of firm-specific baseline and stress scenarios, as required, and submitted our updated plan to the FRB on November 2, 2020. In December 2020, the FRB publicly disclosed summary results of its second round of supervisory stress testing and extended the deadline by which firms will be notified about whether their stress capital buffer requirements will be recalculated to March 31, 2021. At the same time, the FRB extended and modified its restrictions on common-stock repurchases and common-stock dividends for the first quarter of 2021, limiting such distributions to an amount equal to the average of the firm’s net income for the four preceding calendar quarters. In January 2021, our Board authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021. Refer to Note 20 to the Consolidated Financial Statements for further discussion about regulatory capital, capital planning, and stress testing.
At December 31, 2020, Ally and Ally Bank were “well-capitalized” and met all applicable regulatory capital requirements, with Common Equity Tier 1 capital ratios of 10.64% and 13.38%, respectively. We continue to anticipate that we will have sufficient capital levels to meet all of these requirements.
•Dealer Financial Services — Our lending and finance receivable balances have been impacted by the COVID-19 pandemic. Through the second quarter of 2020, as governments acted to temporarily close or restrict the operations of businesses, including automotive dealers, and as many consumers and businesses changed their behavior in response to governmental mandates and advisories to sharply restrain commercial and social interactions, we experienced significant reductions in our consumer automotive loan applications. In addition, we took actions at the beginning of the second quarter of 2020 to mitigate credit risk exposure on net originations by systematically reducing approval rates on high-risk application segments and increasing the scope of manual underwriter reviews, with a heightened emphasis on income and employment verifications. Furthermore, we observed downward pressure on the automotive sales and other operating results of our dealer customers, on their capacity to accept the return of leased vehicles, and on used-vehicle auction activity and values. Many automotive manufacturers and their suppliers also had taken measures to slow or shut down production in response to the pandemic, which negatively affected dealer inventory levels and sales and significantly reduced wholesale floorplan lending business to dealers. As consumers and businesses adapted to changed conditions and many governmental authorities relaxed their restrictions later in the second quarter, we began to observe a recovery in loan application volume and resulting booked originations. As the outlook for national unemployment improved from peak levels, we also methodically eased certain credit underwriting restrictions that were enacted at the start of the pandemic. Additionally, automotive manufacturers and suppliers restarted production, albeit at reduced levels, and in August 2020 we experienced our first month-over-month increase in wholesale floorplan balances since the pandemic was declared. This modest recovery in wholesale floorplan balances continued through December 31, 2020. Since declining $9.7 billion in the second quarter of 2020, our commercial automotive assets increased $146 million and $1.3 billion in the third and fourth quarters of 2020, respectively. In the second, third, and fourth quarters of 2020, we decisioned 3.1 million, 3.2 million, and 2.8 million of consumer automotive financing applications, respectively, compared to 3.3 million, 3.2 million, and 2.9 million in the same periods of 2019. These applications resulted in funded balances of approximately $7.2 billion, $9.8 billion, and $9.1 billion, in the second, third, and fourth quarters of 2020, respectively, as compared to $9.7 billion, $9.3 billion, and $8.1 billion in the same periods of 2019. Booked contracts from our used segment totaled over $19.3 billion in 2020. The carrying value of our consumer automotive used vehicle loans before allowance for loan losses was 58.3% of our total consumer automotive loans at December 31, 2020, as compared to 54.9% of our total consumer automotive loans at December 31, 2019. Refer to the section titled Automotive Financing Volume in this MD&A for a further discussion regarding the impacts of COVID-19 on our business.
In our Insurance operations, we similarly experienced significantly reduced F&I written premiums in late March and early in the second quarter, followed by a recovery through the end of 2020. Total F&I written premiums were $236 million, $269 million, and $242 million in the second, third, and fourth quarters of 2020, compared to $270 million, $274 million, and $250 million during the same periods in the prior year. Written insurance premiums from our property and casualty business declined during the year ended December 31, 2020, as a result of lower vehicle inventory levels due primarily to impacts of COVID-19.
•Other consumer and commercial products — Within our Corporate Finance business, we experienced higher draws on commercial customer lines of credit during the second half of March 2020, but this trend abated in April. Through the remainder of 2020, we experienced significant pay-downs on draws that had been taken at the outset of the pandemic. Our balance of unfunded commitments increased from $2.5 billion at the end of the first quarter of 2020 to $3.5 billion, $3.8 billion, and $4.2 billion at the end of the second, third, and fourth quarters, respectively.
In our Mortgage Finance business, refinance volume and prepayment activity increased through the end of 2020, driven by lower market interest rates.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
In Ally Invest, we observed a significant increase in the number of self-directed accounts to 406,000 through the fourth quarter of 2020, up 17% year-over-year. While we experienced a significant outflow of deposits to brokerage accounts after the pandemic had been declared, Ally Invest was able to capture approximately one-third of these outflows. Net customer assets reached $13.4 billion as of December 31, 2020, and we experienced higher than usual daily trade volume throughout the pandemic.
In our point-of-sale personal lending business, we originated $503 million of personal loans during the year ended December 31, 2020, as we continue to grow Ally Lending.
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
•Employees and communities — To support our employees during the pandemic, we have provided a range of financial-assistance offerings and enhanced benefits, including a $1,200 payment for those earning less than $100,000. In May, we launched the Ally Employee Relief Fund with a $250,000 contribution. Including matching contributions by Ally, this fund has been augmented by over $160,000 in additional donations and has helped over 500 of our employees. In August, recognizing the continuing difficulties caused by the pandemic, we paid 50% of the 2020 incentive-compensation targets for most of our non-executive employees. These payments were not incremental but rather were an advance of expected year-end amounts.
Consistent with our culture and “Do it Right” philosophy, we have pledged financial support to our communities for emergency needs, such as food, health care, emergency housing, and childcare. For example, on September 24, 2020, we announced our commitment to invest $30 million in communities across our geographic footprint over the next three years. We also announced the creation of the Ally Charitable Foundation, which will deploy grants to support economic mobility in the communities we serve with a focus on affordable housing, financial literacy, workplace preparedness, and other initiatives. In December 2020, we contributed $34 million to the Ally Charitable Foundation.
We are committed to driving financial and social inclusion as part of our ‘Do it Right’ philosophy. This means engaging with stakeholders—including our customers, communities, employees, and suppliers— to improve economic mobility. In January 2020, Ally launched its Supplier Diversity program to focus on diversity and inclusion among its supplier base. The Supplier Diversity program includes a proactive business strategy encouraging the use of suppliers owned by U.S.-based minorities, women, LGBTQ, veterans, service-disabled veterans and those with disabilities, and small or disadvantaged businesses defined by local, state, or federal classifications. The program also encourages all Ally third-party suppliers to utilize diverse-owned suppliers and small businesses on a second-tier basis. During 2020, we initiated a second-tier reporting program to capture additional diverse spend associated with Ally’s prime suppliers that are utilizing minority, women, LGBTQ, veteran, disability-owned, and small or disadvantaged businesses to help support Ally. Additionally, in January 2021, Ally hosted its inaugural Supplier Diversity Symposium, engaging more than 40 diverse suppliers in a company-wide networking event with our CEO and other Ally business executives to build relationships and explore opportunities to expand our spend with diverse suppliers.
In 2020, we hosted our second annual Moguls in the Making competition, which was held virtually with 50 students working in teams to develop a business plan that took into account COVID-19 and social equity. These experiences help develop skills for future careers, including for the over 20 students who have been offered internships with Ally in 2020. In early 2021, we took additional steps to address inequality of access to careers with long-term growth potential with a $1.3 million commitment in scholarships and programs in partnership with the Congressional Black Caucus Foundation, TMCF, and other professional university groups.
Funding and Liquidity
Our funding strategy targets a stable retail deposit base, supplemented by brokered deposits, public and private secured debt, and public unsecured debt. These diversified funding sources are managed across products, markets, and investors to enhance funding flexibility and stability, resulting in a more cost-effective long-term funding strategy.
Prudent expansion of asset originations at Ally Bank and continued growth of a stable deposit base continue to be the cornerstone of our long-term liquidity strategy. Retail deposits provide a low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings than other funding sources. At December 31, 2020, deposit liabilities totaled $137.0 billion, which reflects an increase of $16.3 billion as compared to December 31, 2019. Deposits as a percentage of total liability-based funding increased ten percentage points to 85% at December 31, 2020, as compared to December 31, 2019.
In addition to building a larger deposit base, we maintain a presence in the securitization markets to finance our automotive loan portfolios. Securitizations continue to be a reliable and cost-effective source of funding due to structural efficiencies and the established market. Additionally, for retail loans, the term structure of the transaction locks in funding for a specified pool of loans. Once a pool of consumer automotive loans is selected and placed into a securitization, the underlying assets and corresponding debt amortize simultaneously

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
resulting in committed and matched funding for the life of the asset. We manage the execution risk arising from securitizations by maintaining a diverse domestic and foreign investor base and committed secured credit facilities.
As we continue to migrate assets to Ally Bank and grow our bank funding capabilities, our need for funding at the parent company has been reduced. At December 31, 2020, 94% of Ally’s total assets were within Ally Bank. This compares to approximately 93% as of December 31, 2019. Longer-term unsecured debt is the primary funding source utilized at the parent company. At December 31, 2020, we had $702 million and $1.1 billion of unsecured long-term debt principal maturing in 2021 and 2022, respectively. We plan to reduce our reliance on market-based funding by continuing to focus on stable, lower cost retail deposit funding.
The strategies outlined above have allowed us to build and maintain a conservative liquidity position. Total available liquidity at December 31, 2020, was $40.3 billion. Absolute levels of liquidity increased during 2020 primarily as a result of increased liquid cash and equivalents. Refer to the section below titled Liquidity Management, Funding, and Regulatory Capital for a further discussion about liquidity risk management.
Credit Strategy
Our strategy and approach to extending credit, as well as our management of credit risk, are critical elements of our business. Credit performance is influenced by several factors including our risk appetite, our credit and underwriting processes, our monitoring and collection efforts, the financial condition of our borrowers, the performance of loan collateral, fiscal and monetary stimulus, and various macroeconomic considerations. Most of our businesses offer credit products and services, which drive overall business performance. Consistent with our risk appetite, our business lines operate under credit standards that consider the borrower’s ability and willingness to repay loans. The failure to effectively manage credit risk can have a direct and significant impact on Ally’s earnings, capital position, and reputation. Refer to the Risk Management section of this MD&A for a further discussion of credit risk and performance of our consumer and commercial credit portfolios.
Within our Automotive Finance operations, we target a mix of consumers across the credit spectrum to achieve portfolio diversification and to optimize the risk and return of our consumer automotive portfolio. This is achieved through the utilization of robust credit decisioning processes coupled with granular pricing that is differentiated across our proprietary credit tiers. While we are a full-spectrum automotive finance lender, the significant majority of our consumer automotive loans are underwritten within the prime-lending segment. The carrying value of our nonprime consumer automotive loans before allowance for loan losses, as of December 31, 2020, was approximately 11.7% of our total consumer automotive loans at December 31, 2020. During 2020, our strategy for originations has been to optimize the deployment of capital by focusing on risk-adjusted returns against available origination opportunities, which has included a continued gradual and measured shift toward our Growth channel including used vehicle financings.
The mortgage-finance team focuses on applicants with stronger credit profiles and with income streams to support repayments of the loan and operates under credit standards that consider and assess the value of the underlying real estate in accordance with prudent credit practices and regulatory requirements. Refer to the Mortgage Finance section of the MD&A that follows for credit quality information about purchases and originations of consumer mortgages held-for-investment. We generally rely on appraisals conducted by licensed appraisers in conformance with the expectations and requirements of Fannie Mae and federal regulators. When appropriate, we require credit enhancements such as private mortgage insurance. We price each mortgage loan that we originate based on several factors, including the customer’s FICO® Score, the LTV ratio, and the size of the loan. For bulk purchases, we only purchase loans from sellers with the financial wherewithal to support their representations and warranties and the experience to originate high-quality loans.
Additionally, on October 1, 2019, we acquired Health Credit Services which we renamed Ally Lending, a digital payment provider that offers point-of-sale financing to consumers. This expansion into digital point-of-sale lending further broadens our product portfolio to unsecured consumer financing. As of December 31, 2020, the amortized cost of our finance receivables related to Ally Lending was $407 million.
Within our commercial lending portfolios, Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies. Throughout 2020, we continued to prudently grow this portfolio with a disciplined and selective approach to credit quality, which has generally included the avoidance of covenant-light lending arrangements. This includes growth of our lender finance vertical launched in 2019, which provides senior secured revolving credit facilities to asset managers, collateralized by a portfolio of loans. Within our commercial automotive business, we continue to offer a variety of dealer-centric lending products that primarily relate to floorplan financing and term loans. These commercial products are an important aspect of our dealer relationships and offer a secured lending arrangement with strong collateral protections in the event of dealer default. The performance of our commercial credit portfolios continues to remain strong, as nonperforming finance receivables and loans decreased $54 million from December 31, 2019, to $161 million at December 31, 2020. During the years ended December 31, 2020, and 2019, our total net charge-offs within our commercial lending portfolio remained stable at $51 million and $49 million, respectively. Despite this level of net charge-offs, our total commercial net charge-off ratios represented 0.2% of average commercial receivables and loans for the year ended December 31, 2020. Refer to the Risk Management section of this MD&A for further details.
The U.S. economy has started to recover from shutdowns that resulted from the COVID-19 pandemic. After peaking at 14.7%, as adjusted, in April, the unemployment rate declined to 6.7% as of December 31, 2020. As a result of the economic disruption from COVID-19, sales of light motor vehicles fell to an annual pace of 8.7 million in April, a 49-year low, before rising to a 16.3 million annual pace as of December 31, 2020. Elevated unemployment may limit further increases in used vehicle values in 2021, despite the strengthening in values in

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
the second half of 2020. Additionally, used vehicle values may also be impacted by changes in customer preferences, including alternative transportation methods such as public transportation, vehicle sharing, and ride hailing.
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

Year ended December 31, ($ in millions)	2020	2019	2018	Favorable/(unfavorable) 2020–2019 % change	Favorable/(unfavorable) 2019–2018 % change
Total net revenue
Dealer Financial Services
Automotive Finance	$4,488	$4,390	$4,038	2	9
Insurance	1,376	1,328	1,035	4	28
Mortgage Finance	220	193	186	14	4
Corporate Finance	344	284	242	21	17
Corporate and Other	258	199	303	30	(34)
Total	$6,686	$6,394	$5,804	5	10
Income from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$1,285	$1,618	$1,368	(21)	18
Insurance	284	315	80	(10)	n/m
Mortgage Finance	53	40	45	33	(11)
Corporate Finance	88	153	144	(42)	6
Corporate and Other	(296)	(159)	(15)	(86)	n/m
Total	$1,414	$1,967	$1,622	(28)	21
n/m = not meaningful

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by business line. For a discussion of our fiscal 2019 results compared to fiscal 2018, refer to Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

Year ended December 31, ($ in millions)	2020	2019	2018	Favorable/(unfavorable) 2020–2019 % change	Favorable/(unfavorable) 2019–2018 % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$8,797	$9,857	$9,052	(11)	9
Total interest expense	3,243	4,243	3,637	24	(17)
Net depreciation expense on operating lease assets	851	981	1,025	13	4
Net financing revenue and other interest income	4,703	4,633	4,390	2	6
Other revenue
Insurance premiums and service revenue earned	1,103	1,087	1,022	1	6
Gain on mortgage and automotive loans, net	110	28	25	n/m	12
Loss on extinguishment of debt	(102)	(2)	(1)	n/m	100
Other gain on investments, net	307	243	(50)	26	n/m
Other income, net of losses	565	405	418	40	(3)
Total other revenue	1,983	1,761	1,414	13	25
Total net revenue	6,686	6,394	5,804	5	10
Provision for credit losses	1,439	998	918	(44)	(9)
Noninterest expense
Compensation and benefits expense	1,376	1,222	1,155	(13)	(6)
Insurance losses and loss adjustment expenses	363	321	295	(13)	(9)
Goodwill impairment	50	—	—	n/m	—
Other operating expenses	2,044	1,886	1,814	(8)	(4)
Total noninterest expense	3,833	3,429	3,264	(12)	(5)
Income from continuing operations before income tax expense	1,414	1,967	1,622	(28)	21
Income tax expense from continuing operations	328	246	359	(33)	31
Net income from continuing operations	$1,086	$1,721	$1,263	(37)	36
n/m = not meaningful
2020 Compared to 2019
We earned net income from continuing operations of $1.1 billion for the year ended December 31, 2020, compared to $1.7 billion for the year ended December 31, 2019. During the year ended December 31, 2020, results were unfavorably impacted by lower total financing revenue and other interest income driven by decreases in our commercial automotive revenue due to lower outstanding floorplan assets and lower benchmark interest rates, lower income from cash balances and investment securities, and higher prepayment activity within our Mortgage Finance operations. Results were also unfavorably impacted by higher provision for credit losses, driven by economic disruption as a result of the COVID-19 pandemic, as well as higher noninterest expense.
Net financing revenue and other interest income increased $70 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase in net financing revenue and other interest income during the year ended December 31, 2020, as compared to the same period in 2019, was driven by lower market interest rates, which drove a decrease in our deposit rates, and our continued shift to more cost-efficient deposit funding. Our total deposit liabilities increased $16.3 billion to $137.0 billion as of December 31, 2020, as compared to December 31, 2019. This was partially offset by a decrease of $728 million in our commercial automotive financing revenue, primarily due to lower outstanding floorplan assets as a result of vehicle inventory declines that have resulted from lower automotive production levels due to COVID-19 and as a result of lower benchmark interest rates.
The loss on extinguishment of debt increased $100 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. During the year ended December 31, 2020, we recognized losses on the early repayments of FHLB borrowings of $99 million, as we elected to prepay and early terminate 25 FHLB advances with an aggregate principal balance of $4.3 billion during the year ended December 31, 2020, to more cost-effectively manage liquidity at Ally Bank.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Other gain on investments was $307 million for the year ended December 31, 2020, compared to $243 million for the year ended December 31, 2019. The increase in gain on investments for the year ended December 31, 2020, was primarily driven by favorable equity markets conditions during the year.
Other income, net of losses increased $160 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase for the year ended December 31, 2020, was primarily due to $105 million of upward adjustments related to equity securities without a readily determinable fair value, driven primarily by an investment in one entity for which there was a subsequent funding round at a higher valuation during the year, resulting in an observable price change. Refer to Note 13 to the Consolidated Financial Statements for further information.
The provision for credit losses was $1.4 billion for the year ended December 31, 2020, compared to $998 million for the year ended December 31, 2019. The increase in provision for credit losses for the year ended December 31, 2020, was primarily driven by reserve increases associated with the broad macroeconomic impact resulting from the COVID-19 pandemic. Additionally, the provision for credit losses for the year ended December 31, 2020, increased as a result of higher provisions for specific loan exposures within our Corporate Finance operations. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses. During the year ended December 31, 2020, the provision for credit losses was also impacted by the adoption of CECL, as further described in Note 1 to the Consolidated Financial Statements.
Noninterest expense increased $404 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase for the year ended December 31, 2020, was driven by increased expenses to support the growth of our consumer product suite, as we continue to make investments in our technology platform to enhance the customer experience and expand our digital capabilities and portfolio of products. The increase for the year ended December 31, 2020, was also driven by an impairment charge of $50 million related to the goodwill at Ally Invest. The recognition of this impairment was the result of certain business developments that impacted the expected growth and timing of revenue at Ally Invest. Refer to Note 13 to the Consolidated Financial Statements for further information.
We recognized total income tax expense from continuing operations of $328 million for the year ended December 31, 2020, compared to $246 million for the same period in 2019. The increase in income tax expense for the year ended December 31, 2020, compared to the same period in 2019, was primarily due to a release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2019, offset by the tax effects of a decrease in 2020 pretax earnings. The valuation allowance release was primarily driven by our capacity to engage in certain foreign securitization transactions and the market demand from investors related to these transactions, coupled with the anticipated timing of the forecasted expiration of certain foreign tax credit carryforwards. The valuation allowance release resulted in a significant variation in the customary relationship between pretax income and income tax expense for the year ended December 31, 2019.

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

Year ended December 31, ($ in millions)	2020	2019	2018	Favorable/(unfavorable) 2020–2019 % change	Favorable/(unfavorable) 2019–2018 % change
Net financing revenue and other interest income
Consumer	$4,931	$4,775	$4,287	3	11
Commercial	833	1,561	1,516	(47)	3
Loans held-for-sale	—	—	3	—	(100)
Operating leases	1,435	1,470	1,489	(2)	(1)
Other interest income	5	8	7	(38)	14
Total financing revenue and other interest income	7,204	7,814	7,302	(8)	7
Interest expense	2,069	2,692	2,508	23	(7)
Net depreciation expense on operating lease assets (a)	851	981	1,025	13	4
Net financing revenue and other interest income	4,284	4,141	3,769	3	10
Other revenue
Gain on automotive loans, net	—	8	22	(100)	(64)
Other income	204	241	247	(15)	(2)
Total other revenue	204	249	269	(18)	(7)
Total net revenue	4,488	4,390	4,038	2	9
Provision for credit losses	1,236	962	920	(28)	(5)
Noninterest expense
Compensation and benefits expense	549	524	505	(5)	(4)
Other operating expenses	1,418	1,286	1,245	(10)	(3)
Total noninterest expense	1,967	1,810	1,750	(9)	(3)
Income from continuing operations before income tax expense	$1,285	$1,618	$1,368	(21)	18
Total assets	$104,794	$113,863	$117,304	(8)	(3)
(a)Includes net remarketing gains of $127 million, $69 million and $90 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	2020		2019		2018
Year ended December 31, ($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$72,805	6.54%	$72,268	6.60%	$69,804	6.14%
Commercial
Wholesale floorplan (d)	19,308	3.45	28,200	4.60	29,455	4.21
Other commercial automotive (e)	5,740	4.21	5,663	4.65	6,038	4.55
Investment in operating leases, net (f)	9,264	6.30	8,509	5.74	8,590	5.40
(a)Average balances are calculated using an average daily balance methodology.
(b)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements.
(c)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 6.77%, 6.61%, and 6.14% for the years ended December 31, 2020, 2019, and 2018, respectively.
(d)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 3.07%, 4.60%, and 4.21% for the years ended December 31, 2020, 2019, and 2018, respectively.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(f)Yield includes gains on the sale of off-lease vehicles of $127 million, $69 million, and $90 million for the years ended December 31, 2020, 2019, and 2018, respectively. Excluding these gains on sale, the yield was 4.93% for both the years ended December 31, 2020, and 2019, and 4.35% for the year ended December 31, 2018.
2020 Compared to 2019
Our Automotive Finance operations earned income from continuing operations before income tax expense of $1.3 billion for the year ended December 31, 2020, compared to $1.6 billion for the year ended December 31, 2019. For the year ended December 31, 2020, the decrease was due primarily to higher provision for credit losses and noninterest expense, partially offset by higher net financing revenue. For the year ended December 31, 2020, the higher provision for credit losses was primarily driven by reserve increases associated with macroeconomic deterioration from the COVID-19 pandemic.
Consumer automotive loan financing revenue increased $156 million for the year ended December 31, 2020, compared to 2019. For the year ended December 31, 2020, higher average consumer assets and higher portfolio yields, excluding the unfavorable impact of hedges, contributed to the increase in revenue as a result of a continued focus on the used-vehicle portfolio primarily through franchised dealers and growth in application volume from our dealer network. Through these actions, we continue to optimize our origination mix and achieve greater portfolio diversification.
Commercial loan financing revenue decreased $728 million for the year ended December 31, 2020, compared to 2019. The decrease was primarily due to lower outstanding floorplan assets as a result of vehicle inventory declines that have resulted from lower automotive production levels due to COVID-19. The decrease was also due to lower yields resulting from lower average benchmark interest rates.
Interest expense was $2.1 billion for the year ended December 31, 2020, compared to $2.7 billion for the year ended December 31, 2019. The decrease was primarily due to lower market interest rates, which drove a decrease in our deposit rates, and our continued shift to more cost-efficient deposit funding. The decrease was also due to lower funding costs due to lower asset levels.
Other income decreased $37 million for the year ended December 31, 2020, compared to 2019. The decrease was primarily due to a decline in late fee income, attributed to a temporary suppression of late fees as a result of the implementation of our new technology platform for our consumer automotive loans and operating leases. In addition, for customers who elected to defer their payments as part of our COVID-19 relief efforts, late fees were not incurred during the deferral period, as further described in the Risk Management section of this MD&A.
Total net operating lease revenue increased $95 million for the year ended December 31, 2020, compared to 2019. We recognized remarketing gains of $127 million for the year ended December 31, 2020, compared to $69 million in 2019. For the year ended December 31, 2020, the increase was primarily driven by favorable performance and mix in our outstanding lease portfolio, new vehicle supply constraints and an increase in demand for used vehicles during the second half of the year, and asset growth. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for credit losses was $1.2 billion for the year ended December 31, 2020, compared to $962 million for the year ended December 31, 2019. For the year ended December 31, 2020, the increases in provision expense in our consumer and commercial automotive portfolios were primarily driven by the reserve increases associated with macroeconomic deterioration from the COVID-19 pandemic, which were partially offset by lower net charge-offs in the consumer automotive portfolio and by reserve decreases in the commercial automotive portfolio driven by $9.3 billion of lower assets primarily within our floorplan balances. Refer to the Risk Management section of this MD&A

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
for further discussion. During the year ended December 31, 2020, the provision for credit losses was also impacted by the adoption of CECL, as further described in Note 1 to the Consolidated Financial Statements.
Other operating expenses were $1.4 billion for the year ended December 31, 2020, compared to $1.3 billion in 2019. For the year ended December 31, 2020, the higher operating expense is due to higher legal reserves and costs associated with the implementation of our new technology platform during the first quarter of 2020 for our consumer automotive loans and operating leases.
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
Our underwriting process uses a combination of automated strategies and manual evaluation by an experienced team of dedicated underwriters. Continued advancements in our data-driven risk assessment process have allowed us to methodically increase our use of automated credit decisioning in recent years. This increase in automated decisioning has enhanced the buying experience for our dealer and consumer customers through improved response times, and more consistent credit decisions. Underwriting is also governed by our credit policies, which set forth guidelines such as acceptable transaction parameters and verification requirements. For higher-risk approved transactions, these guidelines require verification of details such as applicant income and employment through documentation provided by the applicant or other data sources.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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
Our standard consumer lease contracts are operating leases; therefore, credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease credit losses are primarily limited to past-due payments and assessed fees. Since some of these fees are not assessed until the vehicle is returned, these losses on the operating lease portfolio are correlated with lease termination volume. Operating lease accounts over 30 days past due represented 1.09% and 1.34% of the portfolio at December 31, 2020, and 2019, respectively.
With respect to all financed vehicles, whether subject to a retail contract or an operating lease contract, we require that property damage insurance be obtained by the consumer. In addition, for operating lease contracts, we require that bodily injury, collision, and comprehensive insurance be obtained by the consumer.
Our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased approximately 16 basis points for the year ended December 31, 2020, relative to the year ended December 31, 2019. We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates at the time of origination, anticipated operating costs, and targeted return on equity. Our underwriting capabilities allow us to manage our risk tolerance levels to quickly react to major changes in the economy, including the current pandemic environment. Over the past several years, we have continued to focus on optimizing pricing relative to market interest rates as well as portfolio diversification and the used-vehicle segment, primarily through franchised dealers, which has contributed to higher yields on our consumer automotive loan portfolio. Commensurate with this shift in origination mix, we continue to maintain consistent, disciplined underwriting within our new and used consumer automotive loan originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.6 billion, or approximately 11.7%, of our total consumer automotive loans at December 31, 2020, as compared to $8.4 billion, or approximately 11.6% of our total consumer automotive loans at December 31, 2019.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents retail loan originations by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Year ended December 31, 2020
S	$4.6	24	736	$4.9	44	736
A	9.2	48	682	4.8	43	678
B	4.1	21	646	1.3	11	646
C	1.0	5	609	0.2	2	611
D	0.3	1	566	—	—	593
E	0.1	1	542	—	—	574
Total retail originations	$19.3	100	682	$11.2	100	698
Year ended December 31, 2019
S	$4.9	26	739	$6.0	46	744
A	8.0	42	678	4.9	38	676
B	4.6	24	645	1.6	13	643
C	1.4	7	613	0.4	3	613
D	0.1	1	568	—	—	569
Total retail originations	$19.0	100	681	$12.9	100	700
Year ended December 31, 2018
S	$5.0	27	739	$6.2	47	746
A	7.8	43	675	4.8	37	676
B	4.3	24	644	1.8	14	645
C	1.1	6	611	0.3	2	613
Total retail originations	$18.2	100	682	$13.1	100	701
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.
The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

Year ended December 31,	2020	2019	2018
0–71	19%	20%	20%
72–75	64	65	67
76 +	17	15	13
Total retail originations (a)	100%	100%	100%
(a)Excludes RV loans. RV lending was discontinued in 2018.
Retail originations with a term of 76 months or more represented 17% of total retail originations for the year ended December 31, 2020, compared to 15% for the year ended December 31, 2019, and 13% for the year ended December 31, 2018. Substantially all of the loans originated with a term of 76 months or more during the years ended December 31, 2020, 2019, and 2018, were considered to be prime and in credit tiers S, A, or B. We define prime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the percentage of total outstanding retail loans by origination year.

December 31,	2020	2019	2018
Pre-2016	3%	7%	16%
2016	5	10	18
2017	10	17	27
2018	18	27	39
2019	27	39	—
2020	37	—	—
Total	100%	100%	100%
The 2020, 2019, and 2018 vintages compose 82% of the overall retail portfolio as of December 31, 2020, and have higher average buy rates than older vintages.
The following tables present the total retail loan and operating lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2020	2019	2018	2020	2019	2018
Used retail	$19,312	$18,968	$18,239	55	52	52
New retail standard	11,075	12,717	12,752	32	35	36
Lease	4,618	4,371	4,058	13	12	11
New retail subvented	110	221	330	—	1	1
Total consumer automotive financing originations (a)	$35,115	$36,277	$35,379	100	100	100
(a)Includes CSG originations of $3.8 billion, $4.0 billion, and $3.7 billion for the years ended December 31, 2020, 2019, and 2018, respectively, and RV originations of $238 million for the year ended December 31, 2018.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2020	2019	2018	2020	2019	2018
Growth channel	$17,460	$17,195	$16,190	50	47	46
Chrysler dealers	9,745	9,692	9,511	28	27	27
GM dealers	7,910	9,390	9,678	22	26	27
Total consumer automotive financing originations	$35,115	$36,277	$35,379	100	100	100
Total consumer automotive loan and operating lease originations decreased $1.2 billion for the year ended December 31, 2020, compared to 2019. The decrease for the year ended December 31, 2020, compared to prior year, was primarily due to the impacts of the COVID-19 pandemic, including the temporary shutdown or restriction of front end operations of automotive dealers during the second quarter of 2020. These restrictions, along with the industry-wide halt of new vehicle production, drove a significant decrease in industry automotive light vehicle sales.
Our lending and finance receivable balances have been impacted by the COVID-19 pandemic. Through the second quarter of 2020, as governments acted to temporarily close or restrict the operations of businesses, including automotive dealers, and as many consumers and businesses changed their behavior in response to governmental mandates and advisories to sharply restrain commercial and social interactions, we experienced significant reductions in our consumer automotive loan applications. As consumers and businesses adapted to changed conditions and many governmental authorities relaxed their restrictions later in the second quarter, we began to observe a recovery in loan application volume and resulting booked originations. In the second, third, and fourth quarters of 2020, we decisioned 3.1 million, 3.2 million, and 2.8 million of consumer automotive financing applications, respectively, compared to 3.3 million, 3.2 million, and 2.9 million in the same periods of 2019. These applications resulted in funded balances of approximately $7.2 billion, $9.8 billion, and $9.1 billion, in the second, third, and fourth quarters of 2020, respectively, as compared to $9.7 billion, $9.3 billion, and $8.1 billion in the same periods of 2019.
We have included origination metrics by loan term and FICO® Score within this MD&A. However, we employ our own risk evaluation, including proprietary risk models, in evaluating credit risk, as described in the section above titled Acquisition and Underwriting.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the percentage of retail loan and operating lease originations, in dollars, by FICO® Score and product type.

	Used retail	New retail	Lease
Year ended December 31, 2020
740 +	19%	21%	46%
660–739	40	38	37
620–659	24	20	12
540–619	12	6	4
< 540	2	1	—
Unscored (a)	3	14	1
Total consumer automotive financing originations	100%	100%	100%
Year ended December 31, 2019
740 +	18%	24%	47%
660–739	39	34	35
620–659	25	19	11
540–619	13	7	5
< 540	1	1	—
Unscored (a)	4	15	2
Total consumer automotive financing originations	100%	100%	100%
Year ended December 31, 2018
740 +	19%	25%	49%
660–739	39	34	34
620–659	27	21	10
540–619	12	6	5
< 540	1	1	—
Unscored (a)	2	13	2
Total consumer automotive financing originations	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 10% of total consumer loan and operating lease originations for the year ended December 31, 2020, compared to 11% for the year ended December 31, 2019, and 10% for the year ended December 31, 2018. Consumer loans and operating leases with FICO® Scores of less than 540 continued to compose only 1% of total originations for the year ended December 31, 2020. Nonprime applications that are not automatically declined by our proprietary credit-scoring models for risk reasons are manually reviewed and decisioned by an experienced underwriting team. Nonprime applications are subject to more stringent underwriting criteria (for example, minimum payment-to-income ratio and vehicle mileage, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
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
Collections activity includes initiating contact with customers who fail to comply with the terms of the retail contract or operating lease agreement by sending reminder notices or contacting customers via various channels when an account becomes 3 to 7 days past due. The type of collection treatment and level of intensity increases as the account becomes more delinquent. The nature and timing of these activities depend on the repayment risk of the account.
During the collections process, we may offer a payment extension to a customer experiencing temporary financial difficulty. A payment extension enables the customer to delay monthly payments for 30, 60, or 90 days. Extensions granted to a customer typically do not exceed 90 days in the aggregate during any 12-month period or 180 days in aggregate over the life of the contract. To support our customers from the impacts caused by the COVID-19 pandemic, we implemented a broad relief program, as further described in the section titled Risk Management of this MD&A. During the extension period, finance charges continue to accrue. If the customer’s financial difficulty is not temporary but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the remaining obligation, extending the term and lowering the scheduled monthly payment. In those cases, the outstanding balance generally remains unchanged. The use of extensions and modifications helps us mitigate financial loss. Extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. Modifications may also be utilized in cases where we believe customers can fulfill the obligation with lower payments over a longer period. Before offering an extension or modification, we evaluate and take into account the capacity of the customer to meet the revised payment terms. Excluding extensions provided to borrowers that received COVID-19 related relief, we generally do not consider extensions that fall within our policy guidelines to represent more than an insignificant delay in payment, and therefore, they are not considered a TDR. Although the granting of an extension could delay the eventual charge-off of an account, typically we are able to repossess and sell the related collateral, thereby mitigating the loss. At December 31, 2020, 30.9% of the total amount outstanding in the servicing portfolio had been granted an extension or was rewritten, compared to 10.6% at December 31, 2019, largely due to the impacts caused by the COVID-19 pandemic and our related relief-programs to support our customers.
Subject to legal considerations, we generally begin repossession activity once an account is at least 90 days past due. Repossession may occur earlier if we determine the customer is unwilling to pay, the vehicle is in danger of being damaged or hidden, or the customer voluntarily surrenders the vehicle. Approved third-party repossession vendors handle the repossession activity. Generally, after repossession, the customer is given a period of time to redeem the vehicle or reinstate the contract by paying off the account or bringing the account current, respectively. If the vehicle is not redeemed or the contract is not reinstated, the vehicle is sold at auction. Generally, the proceeds do not cover the unpaid balance, including unpaid earned finance charges and allowable expenses, and the resulting deficiency is charged-off. Asset recovery centers pursue collections on accounts that have been charged-off, including those accounts where the vehicle was repossessed, and skip accounts where the vehicle cannot be located.
Our total consumer automotive serviced portfolio was $80.2 billion and $80.6 billion at December 31, 2020, and 2019, respectively, compared to our consumer automotive on-balance-sheet serviced portfolio of $80.2 billion and $80.0 billion.
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
•Sale to dealer — After the lessee declines an option to purchase the off-lease vehicle, the dealer who accepts it has the opportunity to purchase it directly from us at a price we define.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
•Internet auctions — Once the lessee and the dealer decline to purchase the off-lease vehicle, we offer it to dealers and other third parties through our proprietary internet site (SmartAuction). Through SmartAuction, we seek to maximize the net sales proceeds from an off-lease vehicle by reducing the time between vehicle return and ultimate disposition, reducing holding costs, and broadening the number of prospective buyers. We use SmartAuction for our own vehicles and make it available for third-party use. We earn a service fee for every third-party vehicle sold through SmartAuction, which includes the cost of ClearGuard coverage, our protection product designed to assist in minimizing the risk to dealers of arbitration claims for eligible vehicles. In 2020, approximately 258,000 vehicles were sold through SmartAuction.
•Physical auctions — We dispose of an off-lease vehicle not purchased at termination by the lessee or dealer or sold on SmartAuction through traditional third-party, physical auctions. We are responsible for handling decisions at the auction including arranging for inspections, authorizing repairs and reconditioning, and determining whether bids received at auction should be accepted.
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
Wholesale floorplan financing is generally extended in the form of lines of credit to individual dealers. These lines of credit are secured by the vehicles financed and all other vehicle inventory, which provide strong collateral protection in the event of dealership default. Additional collateral (for example, blanket lien over all dealership assets) or other credit enhancements (for example, personal guarantees from dealership owners) are generally obtained to further mitigate credit risk. Furthermore, in some cases, we may benefit from situations where an automotive manufacturer repurchases vehicles. These repurchases may serve as an additional layer of protection in the event of repossession of dealership new-vehicle inventory or dealership franchise termination. The amount we advance to dealers for a new vehicle is equal to 100% of the manufacturer’s wholesale invoice price. The amount we advance to dealers for a used vehicle is typically 90–100% of the dealer’s cost of acquiring it. Interest on wholesale floorplan financing is generally payable monthly. The majority of wholesale floorplan financing is structured to yield interest at a floating rate indexed to LIBOR or the Prime Rate. We have established an enterprise-wide LIBOR transition program to manage the discontinuance of LIBOR. Refer to the section titled LIBOR Transition within this MD&A for further details. The rate for a particular dealer is based on, among other things, competitive factors, the size of the account, and the dealer’s creditworthiness. Additionally, under our Ally Dealer Rewards Program, dealers benefit in certain circumstances from wholesale-floorplan-financing incentives, which we pay and account for as a reduction to interest income in the period they are earned.
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

	Average balance
Year ended December 31, ($ in millions)	2020	2019	2018
GM new vehicles	33%	40%	42%
Chrysler new vehicles	33	33	31
Growth new vehicles	16	13	14
Used vehicles	18	14	13
Total	100%	100%	100%
Total commercial wholesale finance receivables	$19,308	$28,200	$29,455
Average commercial wholesale financing receivables outstanding decreased $8.9 billion during the year ended December 31, 2020, compared to 2019. The decrease was primarily due to lower dealer inventory levels, driven by lower automotive production levels due to

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
COVID-19. The declines were also impacted by a reduction in the number of GM dealer relationships due to the competitive environment across the automotive lending market. Dealer inventory levels are dependent on a number of factors, including manufacturer production schedules and vehicle mix, sales incentives, and industry sales. Manufacturer production and corresponding dealer stock levels, as well as dealer penetration levels, may continue to influence our future wholesale balances. While manufacturer production generally resumed later in the second quarter of 2020, it is not currently clear what impacts the pandemic may have on future production levels and how that may ultimately impact new vehicle sales, commercial floorplan receivables and the overall health of our dealer customers.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans increased $77 million for the year ended December 31, 2020, compared to the year ended December 31, 2019, to an average of $5.7 billion.
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

Year ended December 31, ($ in millions)	2020	2019	2018	Favorable/(unfavorable) 2020-2019 % change	Favorable/(unfavorable) 2019–2018 % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$1,103	$1,087	$1,022	1	6
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	42	54	54	(22)	—
Other gain (loss) on investments, net (b)	220	175	(51)	26	n/m
Other income	11	12	10	(8)	20
Total insurance premiums and other income	1,376	1,328	1,035	4	28
Expense
Insurance losses and loss adjustment expenses	363	321	295	(13)	(9)
Acquisition and underwriting expense
Compensation and benefits expense	82	80	75	(3)	(7)
Insurance commissions expense	517	475	440	(9)	(8)
Other expenses	130	137	145	5	6
Total acquisition and underwriting expense	729	692	660	(5)	(5)
Total expense	1,092	1,013	955	(8)	(6)
Income from continuing operations before income tax expense	$284	$315	$80	(10)	n/m
Total assets	$9,137	$8,547	$7,734	7	11
Insurance premiums and service revenue written	$1,229	$1,310	$1,174	(6)	12
Combined ratio (c)	98.0%	92.2%	92.6%
n/m = not meaningful
(a)Includes interest expense of $80 million, $79 million, and $67 million for the years ended December 31, 2020, 2019, and 2018, respectively.
(b)Includes net unrealized gains on equity securities of $31 million and $88 million for the years ended December 31, 2020, and 2019, respectively, and net unrealized losses of $112 million for the year ended December 31, 2018.
(c)Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.
2020 Compared to 2019
Our Insurance operations earned income from continuing operations before income tax expense of $284 million for the year ended December 31, 2020, compared to $315 million for the year ended December 31, 2019. The decrease for the year ended December 31, 2020, was primarily driven by a $42 million increase in insurance losses and loss adjustment expenses primarily driven by higher weather-related losses within our P&C business, and lower earned premiums from our P&C business driven by lower dealer vehicle inventory levels. The decline was partially offset by a $45 million increase in net gains on investments and higher earned premiums from our F&I business.
Insurance premiums and service revenue earned was $1.1 billion for both the years ended December 31, 2020, and 2019. The activity for the year ended December 31, 2020, included $50 million in higher earned revenue from our F&I products, as revenue is earned over the life of the contracts on a basis proportionate to the anticipated loss pattern. The increase was partially offset by $35 million in lower earned premiums from our P&C products, driven by lower dealer vehicle inventory levels.
Other gains on investments, net was $220 million for the year ended December 31, 2020, compared to $175 million for the same period in 2019. The increase was driven by favorable performance of our investment securities portfolio, which included higher realized capital gains on debt and equity securities during a period of elevated market volatility.
Insurance losses and loss adjustment expenses totaled $363 million for the year ended December 31, 2020, compared to $321 million for the same period in 2019. The increase for the year ended December 31, 2020, was primarily driven by higher weather-related losses. Total acquisition and underwriting expense increased $37 million for the year ended December 31, 2020, as compared to the same period in 2019. This increase was primarily due to an increase in insurance commissions expense, commensurate with higher earned premiums from our F&I products, which was partially offset by lower operating expenses driven primarily by lower travel and entertainment expenses, as well as

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
lower advertising and marketing expenses. Higher weather losses and lower earned premiums from our vehicle inventory insurance drove an increase in the combined ratio to 98.0% for the year ended December 31, 2020, compared to 92.2% for the year ended December 31, 2019. In April 2020, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related loss.
Premium and Service Revenue Written
The following table summarizes premium and service revenue written by product, net of premiums ceded to reinsurers. VSC and GAP revenue are earned over the life of the service contract on a basis proportionate to the anticipated loss pattern. Refer to Note 3 to the Consolidated Financial Statements for further discussion of this revenue stream.

Year ended December 31, ($ in millions)	2020	2019	2018
Finance and insurance products
Vehicle service contracts	$850	$901	$856
Guaranteed asset protection and other finance and insurance products (a)	137	121	101
Total finance and insurance products	987	1,022	957
Property and casualty insurance (b)	242	288	217
Total	$1,229	$1,310	$1,174
(a)Other products include VMCs, ClearGuard, and other ancillary products.
(b)P&C insurance include vehicle inventory insurance and dealer ancillary products.
Insurance premiums and service revenue written was $1.2 billion for the year ended December 31, 2020, compared to $1.3 billion for the same period in 2019. The decrease for the year ended December 31, 2020, was primarily due to lower F&I volume and lower dealer vehicle inventory levels from our P&C products due to the economic impact of COVID-19, as further described in the section titled Significant Business Developments Related to COVID-19 within the MD&A. While this significantly reduced our F&I written premiums in late March and early in the second quarter, we have experienced gradual recoveries since that time.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

December 31, ($ in millions)	2020	2019
Cash and cash equivalents
Noninterest-bearing cash	$189	$95
Interest-bearing cash	579	1,230
Total cash and cash equivalents	768	1,325
Equity securities	1,064	608
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	56	528
U.S. States and political subdivisions	680	530
Foreign government	176	186
Agency mortgage-backed residential	719	1,132
Mortgage-backed residential	44	70
Corporate debt	1,914	1,363
Total available-for-sale securities	3,589	3,809
Total cash, cash equivalents, and securities	$5,421	$5,742
In addition to these cash and investment securities, in the fourth quarter of 2020, the Insurance segment entered into an interest-bearing intercompany arrangement with the Corporate segment, callable on demand. At December 31, 2020, the intercompany loan balance due to Insurance was $830 million, and $1 million in interest income was recognized for the year ended December 31, 2020.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

Year ended December 31, ($ in millions)	2020	2019	2018	Favorable/(unfavorable) 2020-2019 % change	Favorable/(unfavorable) 2019–2018 % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$487	$577	$483	(16)	19
Interest expense	369	406	304	9	(34)
Net financing revenue and other interest income	118	171	179	(31)	(4)
Gain on mortgage loans, net	93	20	5	n/m	n/m
Other income, net of losses	9	2	2	n/m	—
Total other revenue	102	22	7	n/m	n/m
Total net revenue	220	193	186	14	4
Provision for credit losses	7	5	1	(40)	n/m
Noninterest expense
Compensation and benefits expense	22	31	32	29	3
Other operating expenses	138	117	108	(18)	(8)
Total noninterest expense	160	148	140	(8)	(6)
Income from continuing operations before income tax expense	$53	$40	$45	33	(11)
Total assets	$14,889	$16,279	$15,211	(9)	7
n/m = not meaningful
2020 Compared to 2019
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $53 million for the year ended December 31, 2020, compared to $40 million for the year ended December 31, 2019. The increase for the year ended December 31, 2020, was primarily due to higher net gains on the sale of mortgage loans, which was partially offset by lower net financing revenue and other interest income, which was driven by higher prepayment activity, an increase in noninterest expense, and higher provision for credit losses.
Net financing revenue and other interest income was $118 million for the year ended December 31, 2020, compared to $171 million for the year ended December 31, 2019. The decrease in net financing revenue and other interest income for the year ended December 31, 2020, was primarily due to accelerated premium amortization on purchased loans due to higher prepayment activity, driven by a lower interest rate environment. Premium amortization of purchased loans was $123 million for the year ended December 31, 2020, compared to $67 million for the year ended December 31, 2019. During the year ended December 31, 2020, we purchased $4.2 billion of mortgage loans that were originated by third parties and originated $2.0 billion of mortgage loans held-for-investment, compared to $3.5 billion and $2.0 billion, respectively, during the year ended December 31, 2019.
Gain on sale of mortgage loans, net, was $93 million for the year ended December 31, 2020, compared to $20 million for the year ended December 31, 2019. The increase was driven by higher direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment provider during the year ended December 31, 2020. During the year ended December 31, 2020, we originated $2.7 billion of loans held-for-sale, compared to $738 million during the year ended December 31, 2019.
The provision for credit losses increased $2 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase in provision expense was primarily driven by reserve increases associated with broad macroeconomic impacts resulting from the COVID-19 pandemic and higher net charge-offs. During the year ended December 31, 2020, the provision for credit losses was also impacted by the adoption of CECL, as further described in Note 1 to the Consolidated Financial Statements.
Total noninterest expense was $160 million for the year ended December 31, 2020, compared to $148 million for the year ended December 31, 2019. The increase was primarily driven by continued growth in direct-to-consumer mortgage originations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the total UPB of purchases and originations of consumer mortgages held-for-investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Year ended December 31, 2020
740 +	$5,151	83
720–739	580	9
700–719	362	6
680–699	67	1
660–679	27	1
< 660	20	—
Total consumer mortgage financing volume	$6,207	100
Year ended December 31, 2019
740 +	$4,462	83
720–739	520	10
700–719	397	7
680–699	27	—
Total consumer mortgage financing volume	$5,406	100
Year ended December 31, 2018
740 +	$3,861	80
720–739	520	11
700–719	391	8
680–699	74	1
660–679	1	—
Total consumer mortgage financing volume	$4,847	100
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
December 31, 2020
Adjustable-rate	$927	6	3.31%	$11	49.24%	773
Fixed-rate	13,516	94	3.85	178	60.89	776
Total	$14,443	100	3.81	$189	60.15	776
December 31, 2019
Adjustable-rate	$1,715	11	3.46%	$22	51.59%	774
Fixed-rate	14,200	89	4.07	244	61.39	774
Total	$15,915	100	4.01	$266	60.33	774
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

Year ended December 31, ($ in millions)	2020	2019	2018	Favorable/(unfavorable) 2020-2019 % change	Favorable/(unfavorable) 2019–2018 % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$349	$363	$321	(4)	13
Interest on loans held-for-sale	11	10	10	10	—
Interest expense	61	134	127	54	(6)
Net financing revenue and other interest income	299	239	204	25	17
Total other revenue	45	45	38	—	18
Total net revenue	344	284	242	21	17
Provision for credit losses	149	36	12	n/m	n/m
Noninterest expense
Compensation and benefits expense	62	58	53	(7)	(9)
Other operating expenses	45	37	33	(22)	(12)
Total noninterest expense	107	95	86	(13)	(10)
Income from continuing operations before income tax expense	$88	$153	$144	(42)	6
Total assets	$6,108	$5,787	$4,670	6	24
n/m = not meaningful
2020 Compared to 2019
Our Corporate Finance operations earned income from continuing operations before income tax expense of $88 million for the year ended December 31, 2020, compared to income earned of $153 million for the year ended December 31, 2019. The decrease for the year ended December 31, 2020, is due to incremental reserves recorded for expected credit losses related to COVID-19, partially offset by higher net financing revenue and other interest income resulting from asset growth.
Net financing revenue and other interest income was $299 million for the year ended December 31, 2020, compared to $239 million for the year ended December 31, 2019. The increase was due to higher average assets from continued growth in the portfolio and lower interest expense as benchmark interest rates decreased as compared to the prior year. The decrease in benchmark interest rates also drove a decline in interest and fees on finance receivables and loans, which was partially mitigated by LIBOR base rate floors on the majority of the portfolio.
The provision for credit losses increased $113 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase in provision for the year ended December 31, 2020, was primarily driven by $71 million of incremental reserves associated with the broad macroeconomic impact resulting from the COVID-19 pandemic and higher provisions for specific loan exposures. During the year ended December 31, 2020, the provision for credit losses was also impacted by the adoption of CECL, as further described in Note 1 to the Consolidated Financial Statements. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense was $107 million for the year ended December 31, 2020, compared to $95 million for the year ended December 31, 2019. The increase was primarily due to higher compensation and benefits expense and other noninterest costs associated with growth in the business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Credit Portfolio
The following table presents loans held-for-sale, the amortized cost of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations.

December 31, ($ in millions)	2020	2019
Loans held-for-sale, net	$205	$100
Finance receivables and loans	$6,006	$5,688
Unfunded lending commitments (a)	$4,193	$2,682
Total serviced loans	$8,455	$6,380
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

December 31,	2020	2019
Industry
Financial services	22.8%	13.0%
Health services	22.1	25.8
Services	19.6	19.8
Automotive and transportation	10.1	11.4
Chemicals and metals	5.9	5.9
Machinery, equipment, and electronics	5.8	7.0
Other manufactured products	3.1	3.1
Lumber and wood	2.4	1.1
Wholesale	2.3	3.4
Food and beverages	2.0	3.9
Construction	1.1	1.3
Retail trade	1.1	1.3
Other	1.7	3.0
Total finance receivables and loans	100.0%	100.0%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Corporate and Other
The following table summarizes the activities of Corporate and Other, which primarily consist of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock as well as other strategic investments, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, the activity related to Ally Invest and Ally Lending, CRA loans and related investments, and reclassifications and eliminations between the reportable operating segments.

Year ended December 31, ($ in millions)	2020	2019	2018	Favorable/(unfavorable) 2020-2019 % change	Favorable/(unfavorable) 2019–2018 % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$(15)	$69	$83	(122)	(17)
Interest on loans held-for-sale	4	2	2	100	—
Interest and dividends on investment securities and other earning assets	629	842	677	(25)	24
Interest on cash and cash equivalents	14	58	62	(76)	(6)
Other, net	(8)	(11)	(9)	27	(22)
Total financing revenue and other interest income	624	960	815	(35)	18
Interest expense
Original issue discount amortization (b)	47	42	101	(12)	58
Other interest expense (c)	617	890	530	31	(68)
Total interest expense	664	932	631	29	(48)
Net financing (loss) revenue and other interest income	(40)	28	184	n/m	(85)
Other revenue
Gain (loss) on mortgage and automotive loans, net	17	—	(2)	n/m	100
Loss on extinguishment of debt	(102)	(2)	(1)	n/m	(100)
Other gain on investments, net	88	63	8	40	n/m
Other income, net of losses	295	110	114	168	(4)
Total other revenue	298	171	119	74	44
Total net revenue	258	199	303	30	(34)
Provision for credit losses	47	(5)	(15)	n/m	(67)
Total noninterest expense (d)	507	363	333	(40)	(9)
Loss from continuing operations before income tax expense	$(296)	$(159)	$(15)	(86)	n/m
Total assets	$47,237	$36,168	$33,950	31	7
n/m = not meaningful
(a)Primarily related to impacts associated with hedging activities within our automotive loan portfolio, consumer unsecured lending activity, and financing revenue from our legacy mortgage portfolio.
(b)Amortization is included as interest on long-term debt in the Consolidated Statement of Income.
(c)Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.
(d)Includes reductions of $986 million, $899 million, and $854 million for the years ended December 31, 2020, 2019, and 2018, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.
The following table presents the scheduled remaining amortization of the original issue discount at December 31, 2020.

Year ended December 31, ($ in millions)	2021	2022	2023	2024	2025	2026 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$1,012	$956	$894	$825	$751	$—
Total amortization (b)	52	56	62	69	74	751	$1,064
(a)The maximum annual scheduled amortization for any individual year is $143 million in 2030.
(b)The amortization is included as interest on long-term debt in the Consolidated Statement of Income.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
2020 Compared to 2019
Corporate and Other incurred a loss from continuing operations before income tax expense of $296 million for the year ended December 31, 2020, compared to a loss of $159 million for the year ended December 31, 2019. The increase in loss was primarily driven by a decrease in total financing revenue and other interest income resulting from a lower interest rate environment, and loss on extinguishment of debt from the early repayment of FHLB debt, partially offset by lower interest expense. The increase in loss was also attributable to a $50 million goodwill impairment at Ally Invest that occurred in the second quarter of 2020 and incremental reserves associated with Ally Lending.
Financing revenue and other interest income was $624 million for the year ended December 31, 2020, compared to $960 million for the year ended December 31, 2019. The decrease was primarily driven by the impacts of a lower interest rate environment on the investment securities portfolio and hedging activities.
Total interest expense decreased $268 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease was primarily driven by lower market interest rates, which drove a decrease in our deposit rates, and our continued shift to more cost-efficient deposit funding.
Total other revenue was $298 million for the year ended December 31, 2020, compared to $171 million for the year ended December 31, 2019. The increase for the year ended December 31, 2020, was driven by increased realized investment gains, partially offset by losses on the early repayment of FHLB debt of $99 million.
The provision for credit losses increased $52 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase in provision expense for the year ended December 31, 2020, was primarily driven by reserve increases in the Ally Lending portfolio primarily driven by continued growth within the portfolio, as well as higher reserves associated with the broad macroeconomic impact resulting from the COVID-19 pandemic. During the year ended December 31, 2020, the provision for credit losses was also impacted by the adoption of CECL, as further described in Note 1 to the Consolidated Financial Statements. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $144 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase for the year ended December 31, 2020, was driven by increased expenses to support the growth of our consumer product suite, as we continue to make investments in our technology platform to enhance the customer experience and expand our digital capabilities and portfolio of products. The increase for the year ended December 31, 2020, was also driven by an impairment charge of $50 million related to the goodwill at Ally Invest.
Total assets were $47.2 billion as of December 31, 2020, compared to $36.2 billion as of December 31, 2019. This increase was primarily the result of growth in our interest-bearing cash and cash equivalents. The increase was partially offset by a decline in our available-for-sale and held-to-maturity securities portfolio and the continued runoff of our legacy mortgage portfolio. At December 31, 2020, the amortized cost of the legacy mortgage portfolio was $495 million, compared to $1.1 billion at December 31, 2019.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

December 31, ($ in millions)	2020	2019
Cash and cash equivalents
Noninterest-bearing cash	$512	$501
Interest-bearing cash	14,318	1,706
Total cash and cash equivalents	14,830	2,207
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	747	1,520
U.S. States and political subdivisions	415	111
Agency mortgage-backed residential	17,869	20,272
Mortgage-backed residential	2,596	2,780
Agency mortgage-backed commercial	4,189	1,382
Mortgage-backed commercial	—	42
Asset-backed	425	368
Total available-for-sale securities	26,241	26,475
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,331	1,579
Asset-backed retained notes	—	21
Total held-to-maturity securities	1,331	1,600
Total cash, cash equivalents, and securities	$42,402	$30,282
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

	4th quarter 2020	3rd quarter 2020	2nd quarter 2020	1st quarter 2020	4th quarter 2019
Trading days (a)	63.0	64.0	63.0	62.0	63.0
Average customer trades per day (in thousands)	60.1	58.7	60.7	43.9	21.2
Funded accounts (b) (in thousands)	406	400	388	373	347
Total net customer assets ($ in millions)	$13,445	$11,061	$9,603	$7,489	$7,850
Total customer cash balances ($ in millions)	$2,085	$1,882	$1,891	$1,856	$1,376
(a)Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents open and funded brokerage accounts.
During the year ended December 31, 2020, market volatility resulting from the COVID-19 pandemic and U.S. presidential election generated increased trade activity. Total funded accounts increased 17% from the fourth quarter of 2019. Average customer trades per day increased 183% from the fourth quarter of 2019, driven primarily by market volatility. Additionally, net customer assets increased 71% from the fourth quarter of 2019, as a result of equity market appreciation and increased customer account openings.

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
Our risk-management framework is overseen by the RC of our Board. The RC sets the risk appetite across our company while risk-oriented management committees, the executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks within our risk appetite. Our primary types of risk include the following:
•Credit risk — The risk of loss arising from an obligor not meeting its contractual obligations to us.
• Insurance/underwriting risk — The risk of loss or of adverse change in the value of insurance liabilities, due to inadequate pricing and provisioning assumptions.
•Liquidity risk — The risk that our financial condition or overall safety and soundness is adversely affected by the actual or perceived inability to liquidate assets or obtain adequate funding or to easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions. Refer to discussion in the section titled Liquidity Management, Funding, and Regulatory Capital within this MD&A.
•Market risk — The risk that movements in market variables such as benchmark interest rates, investors’ required risk premium, foreign-exchange rates, equity prices, and used car prices may adversely affect our earnings, capital, or economic value. Market risk includes interest rate risk, investment risk, and lease residual risk.
•Business/strategic risk — The risk resulting from the pursuit of business plans that turn out to be unsuccessful due to a variety of factors.
•Reputation risk — The risk arising from negative public opinion on our business practices, whether true or not, that could cause a decline in the customer base, litigation, or revenue reductions.
•Operational risk — Operational risk is the risk of loss or harm arising from inadequate or failed processes or systems, human factors, or external events and is inherent in all of Ally’s risk-generating activities.
•Information technology/security risk — The risk resulting from the failure of, or insufficiency in, information technology (for example, a system outage) or intentional or accidental unauthorized access, sharing, removal, tampering, or disposal of company and customer data or records.
•Compliance risk — The risk of legal or regulatory sanctions, financial loss, or damage to reputation resulting from failure to comply with laws, regulations, rules, other regulatory requirements, or codes of conduct and other standards of self-regulatory organizations applicable to the banking organization (applicable rules and standards).
•Conduct risk — The risk of customer harm, employee harm, reputational damage, regulatory sanction, or financial loss resulting from the behavior of our employees and contractors toward customers, counterparties, other employees and contractors, or the markets in which we operate.
Our risk-governance structure starts within each business line, including committees established to oversee risk in their respective areas. The business lines are responsible for their risk-based performance and compliance with risk-management policies and applicable law. The independent risk-management function is accountable for independently identifying, monitoring, measuring, and reporting on our various risks and for designing an effective risk-management framework and structure. The independent risk-management function is also responsible for developing, maintaining, and implementing enterprise risk-management. In addition, the ERMC is responsible for supporting the Chief Risk Officer’s oversight of senior management’s responsibility to execute on our strategy within our risk appetite set by the RC, and the Chief Risk Officer’s implementation of our independent risk-management program. The Chief Risk Officer reports to the RC, as well as administratively to the Chief Executive Officer.
All business lines are subject to full and unrestricted audits by Audit Services. The Chief Audit Executive reports to the AC, as well as administratively to the Chief Executive Officer, and is primarily responsible for assisting the AC in fulfilling its governance and oversight

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
responsibilities. Audit Services is granted free and unrestricted access to any and all of our records, physical properties, technologies, management, and employees.
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
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities.

December 31, ($ in millions)	2020	2019
Finance receivables and loans
Automotive Finance	$96,809	$104,880
Mortgage Finance	14,632	16,181
Corporate Finance	6,006	5,688
Corporate and Other (a)	1,087	1,482
Total finance receivables and loans	118,534	128,231
Loans held-for-sale
Mortgage Finance (b)	91	28
Corporate Finance	205	100
Corporate and Other	110	30
Total loans held-for-sale	406	158
Total on-balance-sheet loans	118,940	128,389
Off-balance-sheet securitized loans
Automotive Finance (c)	—	417
Whole-loan sales
Automotive Finance (c)	—	207
Total off-balance-sheet loans	—	624
Operating lease assets
Automotive Finance	9,639	8,864
Total loan and operating lease exposure	$128,579	$137,877
(a)Includes $495 million and $1.1 billion of consumer mortgage loans in our legacy mortgage portfolio at December 31, 2020, and December 31, 2019, respectively.
(b)Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.
(c)Represents the current unpaid principal balance of outstanding loans, which are subject to our customary representation, warranty, and covenant provisions.
The risks inherent in our loan and operating lease exposures are largely driven by changes in the overall economy, used vehicle and housing prices, unemployment levels, and their impact on our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain most of our consumer automotive loans as they complement our core business model, but we do sell loans from time to time on an opportunistic basis. We ultimately manage the associated risks based on the underlying economics of the exposure. Our operating lease residual risk may be more volatile than credit risk in stressed macroeconomic scenarios. While all operating leases are exposed to potential reductions in used vehicle values, only loans where we take possession of the vehicle are affected by potential reductions in used vehicle values.
•Finance receivables and loans — Loans that we have the intent and ability to hold for the foreseeable future or until maturity, or loans associated with an on-balance-sheet securitization classified as secured borrowing. Finance receivables and loans are reported at their amortized cost, which includes the principal amount outstanding, net of unamortized deferred fees and costs on originated loans, unamortized premiums and discounts on purchased loans, unamortized basis adjustments arising from the designation of finance receivables and loans as the hedged item in qualifying fair value hedge relationships, and cumulative principal charge-offs. We refer to the amortized cost basis less the allowance for loan loss as the net carrying value in finance receivables and loans. We manage the economic risks of these exposures, including credit risk, by adjusting underwriting standards and risk limits, augmenting our servicing and collection activities (including loan modifications and restructurings), and optimizing our product and geographic concentrations. Additionally, we may elect to account for certain loans at fair value. Changes in the fair value of these loans are recognized in a valuation allowance separate from the allowance for loan losses and are reflected in current period earnings. We may use market-based instruments, such as derivatives, to hedge changes in the fair value of these loans.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
•Loans held-for-sale — Loans that we do not have the intent and ability to hold for the foreseeable future or until maturity. These loans are recorded on our balance sheet at the lower of their net carrying value or fair market value and are evaluated by portfolio and product type. We manage the economic risks of these exposures, including market and credit risks, in various ways including the use of market-based instruments, such as derivatives.
•Off-balance-sheet securitized loans — Loans that we transfer off-balance sheet to nonconsolidated VIEs. Our exposure is primarily limited to customary representation, warranty, and covenant provisions. Similar to finance receivables and loans, we manage the economic risks of these exposures through activities including servicing and collections. During the year ended December 31, 2020, we indicated our intent to exercise the clean-up call option related to the remaining nonconsolidated securitization-related VIE. As a result of this event, we became the primary beneficiary of the VIE and consolidated the VIE on our Consolidated Balance Sheet.
•Whole-loan sales — Loans that we transfer off-balance sheet to third-party investors. Our exposure is primarily limited to customary representation, warranty and covenant provisions. Similar to finance receivables and loans, we manage the economic risks of these exposures through activities including servicing and collections. During the year ended December 31, 2020, we entered into an agreement to repurchase the remaining assets and terminate the last outstanding whole-loan sales.
•Operating lease assets — The net book value of the automotive assets we lease includes the expected residual values upon remarketing the vehicles at the end of the lease and is reported net of accumulated depreciation. We are exposed to fluctuations in the expected residual value upon remarketing the vehicle at the end of the lease, and as such at contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally generated data is compared against third-party, independent data for reasonableness. Periodically, we revise the projected value of the leased vehicle at termination based on current market conditions and adjust depreciation expense appropriately over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense. The balance sheet reflects both the operating lease asset as well as any associated rent receivables. The operating lease rent receivable is accrued when collection is reasonably assured and presented as a component of other assets. The operating lease asset is reviewed for impairment in accordance with applicable accounting standards.
Refer to the section titled Critical Accounting Estimates within this MD&A and Note 1 to the Consolidated Financial Statements for further information.
Credit Risk
Credit risk is defined as the risk of loss arising from an obligor not meeting its contractual obligations to us. Credit risk includes consumer credit risk, commercial credit risk, and counterparty credit risk.
Credit risk is a major source of potential economic loss to us. Credit risk is monitored by the RCs, executive leadership team, and our associates. Together, they oversee credit decisioning, account servicing activities, and credit-risk-management processes, and manage credit risk exposures within our risk appetite. In addition, our Loan Review Group provides an independent assessment of the quality of our credit portfolios and credit-risk-management practices and reports its findings to the RC on a regular basis.
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
Additionally, we utilize numerous collection strategies to mitigate loss and provide ongoing support to customers in financial distress. For consumer automotive loans, we work with customers when they become delinquent on their monthly payment. In lieu of repossessing

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
their vehicle, we may offer several types of assistance to aid our customers based on their willingness and ability to repay their loan. Loss mitigation may include payment extensions and rewrites of the loan terms. For mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including maturity extensions, delinquent interest capitalization, changes to contractual interest rates, and principal forgiveness.
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. The U.S. economy has started to recover from shutdowns that resulted from the COVID-19 pandemic. After peaking at 14.7%, as adjusted, in April, the unemployment rate declined to 6.7% as of December 31, 2020. As a result of the economic disruption from COVID-19, sales of light motor vehicles fell to an annual pace of 8.7 million in April, a 49-year low, before rising to a 16.3 million annual pace as of December 31, 2020. Elevated unemployment may limit further increases in used vehicle values in 2021, despite the strengthening in values in the second half of 2020. Additionally, used vehicle values may also be impacted by changes in customer preferences, including alternative transportation methods such as public transportation, vehicle sharing, and ride hailing.
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
During the year ended December 31, 2020, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, as well as high-quality jumbo and LMI mortgage loans that are acquired through bulk loan purchases and direct-to-consumer mortgage originations. We also further diversified our consumer portfolio to include point-of-sale personal lending through Ally Lending, beginning in the fourth quarter of 2019. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 11.7% and 11.6% of our total consumer automotive loans at December 31, 2020, and December 31, 2019, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2020	2019	2020	2019	2020	2019
Consumer automotive (c) (d)	$73,668	$72,390	$1,256	$762	$—	$—
Consumer mortgage
Mortgage Finance	14,632	16,181	67	17	—	—
Mortgage — Legacy	495	1,141	35	40	—	—
Total consumer mortgage	15,127	17,322	102	57	—	—
Consumer other (e)	399	201	3	2	—	—
Total consumer finance receivables and loans	$89,194	$89,913	$1,361	$821	$—	$—
(a)Includes nonaccrual TDR loans of $745 million and $252 million at December 31, 2020, and December 31, 2019, respectively.
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
(d)Includes outstanding CSG loans of $8.2 billion at both December 31, 2020, and December 31, 2019, and RV loans of $1.1 billion and $1.3 billion at December 31, 2020, and December 31, 2019.
(e)Excludes finance receivables of $8 million and $11 million at December 31, 2020, and December 31, 2019, for which we have elected the fair value option.
Total consumer finance receivables and loans decreased $719 million at December 31, 2020, compared with December 31, 2019. The decrease consists of $2.2 billion of consumer mortgage finance receivables and loans, partially offset by increases of $1.3 billion of consumer automotive finance receivables and loans and $198 million of consumer other finance receivables and loans. The decrease was primarily due to lower consumer mortgage finance receivables and loans as a result of loan pay-offs which exceeded bulk loan purchases and direct-to-consumer origination volume, and a loan sale within our legacy mortgage portfolio. This decrease was partially offset by an increase in consumer automotive finance receivables and loans primarily related to continued momentum in our used vehicle lending, as well as an increase in consumer other finance receivables and loans primarily related to Ally Lending loan originations which outpaced portfolio runoff.
Total consumer nonperforming finance receivables and loans at December 31, 2020, increased $540 million to $1.4 billion from December 31, 2019. The increase was primarily due to our consumer automotive and consumer mortgage loan portfolios as a result of the COVID-19 pandemic. Refer to Note 9 to the Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.5% at December 31, 2020, and 0.9% at December 31, 2019.
Total consumer TDRs outstanding at December 31, 2020, increased $1.2 billion since December 31, 2019, to $2.0 billion. Results primarily reflect a $1.3 billion increase in our consumer automotive loan portfolio. This increase is driven by the impact of our loan modification program offered to borrowers affected by the COVID-19 pandemic, as well as an increase in deferrals offered through our established risk management policies and practices to customers subsequent to a COVID-19 deferral, where the loan modification in connection with other factors resulted in a TDR classification. Refer to Note 9 to the Consolidated Financial Statements for additional information.
Consumer automotive loans accruing and past due 30 days or more decreased $782 million to $1.8 billion at December 31, 2020, compared to December 31, 2019, driven primarily by the impact of our loan modification program offered to borrowers affected by the COVID-19 pandemic. We experienced a higher level of borrowers who entered nonaccrual status as result of a TDR classification primarily based on our evaluation of the loan under our TDR framework which included a number of loans that entered into a loan modification.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
In response to the impacts caused by the COVID-19 pandemic, we have taken significant actions to support our customers with industry-leading relief programs, while prudently managing our credit risk exposure. Our relief programs across our consumer portfolios consisted of the following.
•In our consumer automotive loan portfolio, existing customers had the option to elect to defer their payments for up to 120 days without late fees being incurred, but with finance charges continuing to accrue. This program was made available to all consumer automotive loan customers beginning March 18, 2020, through June 21, 2020.
•In our consumer mortgage portfolio, existing customers experiencing financial hardship due to an interruption of income related to the COVID-19 pandemic were afforded the opportunity to defer their loan payments for up to 120 days, with an option for an additional 60 days, without late fees being incurred but with interest continuing to accrue. This program was made available to mortgage-lending customers from March 18, 2020, through July 31, 2020.
•In our consumer other portfolio, existing point-of-sale personal-lending customers experiencing financial hardship due to the COVID-19 pandemic had the opportunity to elect to defer their loan payments for up to 120 days without late fees being incurred or finance charges continuing to accrue. In addition to this program, we temporarily suspended late fees for all customers with current accounts. The loan-deferral program was made available to point-of-sale personal-lending customers from March 23, 2020, through June 30, 2020.
The participation of these programs and their status as of December 31, 2020, is summarized below.

December 31, 2020 (number of loans, units in thousands)	Consumer automotive	Consumer mortgage	Consumer other
Requests for loan deferral	1,254	2	6
Less: Cancellations	—	(1)	—
Loans participating in COVID-19 deferral program, net (a)	1,254	1	6
Loans remaining in COVID-19 deferral program at end of year	—%	4%	—%
Delinquency status of loans that have exited the deferral period and remain outstanding (b) (c)
Current	90%	85%	83%
30–59 days past due	6	3	4
60–89 days past due	3	1	7
90 or more days past due	1	11	6
Total	100%	100%	100%
(a)Amounts include 160 thousand consumer automotive loans and 1 thousand consumer other loans have subsequently paid-in-full, and 15 thousand consumer automotive loans that have subsequently been charged off.
(b)Amounts include 44 thousand consumer automotive loans that were subsequently modified and remain in an active modification programs. Amounts also include 1 thousand consumer mortgage loans that were subsequently modified for borrowers experiencing financial difficulties.
(c)Includes loans that have been modified that are considered to be a TDR. Refer to Note 1 to the Consolidated Financial Statements for additional information on our accounting policies for TDRs.
Substantially all of our customers with consumer loans that enrolled in our COVID-19 deferral programs have exited their deferral period at December 31, 2020. We continue to monitor the performance of these loans, and provide loan modifications to support the customer and reduce credit risk, as applicable, in line with our business practices. Refer to Note 1 to the Consolidated Financial Statements for additional information on our accounting policies for TDRs.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
For all borrowers who enroll in loan modification programs offered as a result of COVID-19, the delinquency status of the borrowers is frozen as of the date immediately preceding the commencement of the program, which resulted in a static delinquency metric during the deferral period. Upon exiting the deferral program, the measurement of loan delinquency resumes where it had left off upon entry into the program. The following table presents the delinquency status for outstanding consumer automotive loans that have exited the COVID-19 deferral program as of December 31, 2020, as compared to the delinquency status of the borrowers that were frozen as of the date immediately preceding the commencement of the program and reported as such during the deferral period.

	Delinquency status as of December 31, 2020 (units in thousands)
	Current		30–59 days past due		60–89 days past due		90 or more days past due		Total
Delinquency status during deferral period	Units	% of total	Units	% of total	Units	% of total	Units	% of total	Units	% of total
Consumer automotive
Current	899	92	47	5	16	2	8	1	970	100
30–59 days past due	51	68	15	20	6	8	3	4	75	100
60–89 days past due	10	56	4	22	3	17	1	5	18	100
90 or more days past due	2	50	1	25	—	—	1	25	4	100
Total consumer automotive (a)	962		67		25		13		1,067
(a)As of December 31, 2020, 5% of all loans that have exited the COVID-19 deferral program have been written down to estimated collateral value, less costs to sell. Refer to Note 1 to the Consolidated Financial Statements for more information regarding our charge-off policies.
We continue to carefully monitor the performance of our borrowers and have taken proactive steps to expand staffing levels and have implemented digital tools in order to maximize collections and work with borrowers who may not be able to make their contractual payments upon exiting the deferral program. To date, current behaviors and payment activity have outperformed our initial expectations as well as historical payment performance for accounts with previously deferred payments. The future performance of these loans will be subject to a number of factors, including future economic conditions, the amount of additional Federal stimulus provided, and the level of impact that the COVID-19 pandemic may have.
The following table includes consumer net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2020	2019	2020	2019
Consumer automotive	$702	$930	1.0%	1.3%
Consumer mortgage
Mortgage Finance	3	—	—	—
Mortgage — Legacy	(6)	(8)	(0.6)	(0.6)
Total consumer mortgage	(3)	(8)	—	—
Consumer other	14	5	5.3	9.6
Total consumer finance receivables and loans	$713	$927	0.8	1.0
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
Our net charge-offs from total consumer finance receivables and loans were $713 million for the year ended December 31, 2020, compared to $927 million for the year ended December 31, 2019. Net charge-offs for our consumer automotive portfolio decreased by $228 million for the year ended December 31, 2020. The decrease was primarily driven by strong payment performance and delinquency trends through the pandemic, as well as a lower number of loans migrating to charge-off as a result of the COVID-19 loan deferral program. In addition, our net charge-offs continue to benefit from strong used vehicle prices which has reduced the realized loss impact in instances of default. Through much of the first quarter, our consumer automotive loan portfolio experienced strong overall credit performance, driven by favorable macroeconomic conditions including low unemployment and continued disciplined underwriting. During the second half of March 2020 and continuing into the second quarter economic conditions deteriorated as a result of COVID-19. While economic conditions have improved throughout the second half of the year, and we have taken a number of actions including the utilization of loan modification programs to support our customers and manage credit risk, we may incur higher charge-offs in future periods as a result of continued economic dislocation resulting from the impacts of COVID-19.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

Year ended December 31, ($ in millions)	2020	2019
Consumer automotive	$30,497	$31,906
Consumer mortgage (a)	4,688	2,693
Consumer other (b)	503	67
Total consumer loan originations	$35,688	$34,666
(a)Excludes bulk loan purchases associated with our Mortgage Finance operations, and includes $2.7 billion of loans originated as held-for-sale for the year ended December 31, 2020, and $738 million for the year ended December 31, 2019.
(b)Amounts relate to originations from Ally Lending, which began in the fourth quarter of 2019.
Total consumer loan originations increased $1.0 billion for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase for the year ended December 31, 2020, was primarily due to growth in the direct-to-consumer mortgage business driven by the lower interest rate environment, as well as origination volume from Ally Lending. These increases were partially offset by lower consumer automotive originations driven by the impacts from the COVID-19 pandemic, including the temporary shutdown or restriction of front end operations of automotive dealers during the second quarter of 2020. These restrictions, along with the industry-wide halt of new vehicle production, drove a significant decrease in industry automotive light vehicle sales.
The following table shows the percentage of consumer automotive and consumer mortgage finance receivables and loans by state concentration based on amortized cost. Total consumer automotive loans were $73.7 billion and $72.4 billion at December 31, 2020, and December 31, 2019, respectively. Total consumer mortgage loans were $15.1 billion and $17.3 billion at December 31, 2020, and December 31, 2019, respectively.

	2020 (a)		2019
December 31,	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.6%	34.3%	8.5%	35.1%
Texas	12.5	8.0	12.4	6.5
Florida	8.8	5.5	8.8	5.1
Pennsylvania	4.5	2.0	4.6	1.9
Illinois	4.0	3.0	4.1	2.6
North Carolina	4.1	2.3	4.0	2.0
Georgia	3.9	3.1	3.9	2.8
New York	3.2	3.4	3.1	3.0
Ohio	3.5	0.5	3.6	0.5
New Jersey	2.9	2.2	2.8	2.3
Other United States	44.0	35.7	44.2	38.2
Total consumer loans	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2020.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 24.7% and 24.9% of our total outstanding consumer finance receivables and loans at December 31, 2020, and December 31, 2019, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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
Repossessed consumer automotive loan assets in our Automotive Finance operations increased $39 million from December 31, 2019, to $186 million at December 31, 2020. Foreclosed mortgage assets decreased $7 million from December 31, 2019, to $2 million at December 31, 2020, primarily due to the foreclosure moratorium that was in effect through the end of the year.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Commercial Credit Portfolio
Our commercial portfolio consists primarily of automotive loans through the extension of wholesale floorplan financing, automotive dealer term real estate loans, and automotive fleet financing, as well as other commercial loans from our corporate finance operations. Wholesale floorplan loans are secured by the vehicles financed (and all other vehicle inventory), which provides strong collateral protection in the event of dealership default. Additional collateral (for example, a blanket lien over all dealership assets) or other credit enhancements (for example, personal guarantees from dealership owners) are typically obtained to further mitigate credit risk. Furthermore, in some cases, we may benefit from situations where an automotive manufacturer repurchases vehicles. These repurchases may serve as an additional layer of protection in the event of repossession of new-vehicle dealership inventory or dealership franchise termination.
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
During the year ended December 31, 2020, the credit performance of the commercial portfolio remained stable as nonperforming finance receivables and loans decreased, and our net charge-offs remained low. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2020	2019	2020	2019	2020	2019
Commercial and industrial
Automotive	$19,082	$28,332	$40	$73	$—	$—
Other (c)	5,242	5,014	116	138	—	—
Commercial real estate	5,008	4,961	5	4	—	—
Total commercial finance receivables and loans	$29,332	$38,307	$161	$215	$—	$—
(a)Includes nonaccrual TDR loans of $125 million and $114 million at December 31, 2020, and December 31, 2019, respectively.
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
Total commercial finance receivables and loans outstanding decreased $9.0 billion from December 31, 2019, to $29.3 billion at December 31, 2020. Results primarily reflect a $9.3 billion decrease in our commercial automotive loan portfolio due to lower dealer inventory levels, driven by lower automotive production levels due to COVID-19. This decrease was partially offset by a $228 million increase to commercial other loans within the commercial and industrial portfolio class, driven primarily by asset-based lending, mostly through our lender finance vertical, which provides asset managers with partial funding for their direct lending activities. This decrease was also partially offset by $47 million increase in our commercial real estate portfolio.
Total commercial nonperforming finance receivables and loans were $161 million at December 31, 2020, reflecting a decrease of $54 million when compared to December 31, 2019. The decrease was primarily due to lower dealer inventory levels and a lower number of impaired accounts within the commercial automotive portfolio, as well as the upgrade of one exposure to accrual status within commercial other in our commercial and industrial portfolio class. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans decreased to 0.5% at December 31, 2020, compared to 0.6% at December 31, 2019.
In response to the impacts caused by the COVID-19 pandemic, commercial automotive dealer customers that were current on all payment obligations were offered a waiver of curtailments on wholesale floorplan loans, an increase in floorplan advance rates, a deferral of interest and insurance charges on wholesale borrowings, and a deferral of term loan payments from April through July 2020. Approximately 2,290 or 73% of eligible dealers requested at least one form of this assistance for at least one month as part of this program. Dealers that elected to defer wholesale interest and insurance payments were provided with the option to repay such balances over a 4- or 12-month period without additional interest charges or fees. As of December 31, 2020, we have collected approximately 63% of all deferred wholesale interest and insurance charges, 100% of dealers are current on their repayment terms, and in the aggregate, remittances from dealers exceed their scheduled repayment obligations.
Total commercial TDRs outstanding at December 31, 2020, increased $82 million since December 31, 2019, to $203 million. The increase was primarily driven by the restructuring of three exposures within commercial other in our commercial and industrial portfolio class. Refer to Note 9 to the Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Net charge-offs		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2020	2019	2020	2019
Commercial and industrial
Automotive	$13	$12	0.1%	—%
Other	37	37	0.7	0.8
Commercial real estate	1	—	—	—
Total commercial finance receivables and loans	$51	$49	0.2	0.1
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
Our net charge-offs from total commercial finance receivables and loans were $51 million for the year ended December 31, 2020, compared to net charge-offs of $49 million for the year ended December 31, 2019. Charge-off activity remained stable year-over-year and was in line with expectations for these businesses.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $5.0 billion at both December 31, 2020, and December 31, 2019.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

December 31,	2020	2019
Florida	13.3%	11.6%
Texas	13.0	15.0
California	7.9	7.2
Michigan	7.7	8.2
New York	5.6	5.9
North Carolina	5.5	4.6
Georgia	3.6	3.5
Utah	3.0	2.3
Illinois	2.8	2.4
South Carolina	2.5	2.8
Other United States	35.1	36.5
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures decreased $236 million from December 31, 2019, to $4.0 billion at December 31, 2020. The decrease was primarily due to lower dealer inventory levels in our commercial automotive portfolio driven by COVID-19-related production shutdowns during the second quarter of 2020, as well as continued lower production levels as automotive manufacturers work to return to pre-pandemic levels. This decrease was partially offset by an increase in special mention accounts within commercial other in our commercial and industrial receivable class. The increase was mainly driven by the impact of COVID-19 on the operations of borrowers in several different industries.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

December 31,	2020	2019
Industry
Automotive	67.7%	81.7%
Health/Medical	7.3	2.9
Services	5.8	5.4
Other	19.2	10.0
Total commercial criticized finance receivables and loans	100.0%	100.0%
Selected Loan Maturity and Sensitivity Data
The table below shows the maturity of the commercial finance receivables and loans portfolio and the distribution between fixed and floating interest rates based on the stated terms of the commercial loan agreements. This portfolio is reported based on amortized cost.

December 31, 2020 ($ in millions)	Due in one year or less (a)	Due after one year through five years	Due after five years	Total (b)
Commercial and industrial	$17,855	$5,624	$845	$24,324
Commercial real estate	352	1,975	2,681	5,008
Total commercial finance receivables and loans	$18,207	$7,599	$3,526	$29,332
Loans at fixed interest rates		$2,171	$2,881
Loans at variable interest rates		5,428	645
Total commercial finance receivables and loans		$7,599	$3,526
(a)Includes loans with revolving terms (for example, wholesale floorplan loans).
(b)Loan maturities are based on the remaining maturities under contractual terms.
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
We have elected to phase-in the estimated impact of CECL into regulatory capital in accordance with the interim final rule of the FRB and other U.S. banking agencies that became effective on March 31, 2020, and was subsequently clarified and adjusted in a final rule that became effective September 30, 2020. As a result, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Refer to Note 20 to the Consolidated Financial Statements for further details about the impact of CECL on regulatory capital.
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
Our quantitatively determined allowance under CECL is impacted by certain forecasted economic factors as further described in Note 1 to the Consolidated Financial Statements. For example, macroeconomic variables that our consumer automotive allowance for loan losses is most sensitive to include national and state unemployment levels. Our process for determining the allowance for loan losses considers a borrower’s willingness and ability to pay and considers other factors, including loan modification programs. In addition to our quantitative

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
allowance for loan losses, we also incorporate qualitative adjustments that may relate to idiosyncratic risks, changes in current economic conditions that may not be reflected in quantitatively derived results such as the impacts associated with COVID-19. We also monitor model performance, using model error and related assessments, and we may incorporate qualitative reserves to adjust our quantitatively determined allowance if we observe deterioration in model performance.
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
Through September 2020, forecasted economic variables utilized in our allowance modeling processes were updated to reflect the current macroeconomic environment and our future expectations which included (but were not limited to) the following: the unemployment rate moderating to approximately 9% in September 2020 after reaching year-to-date highs of nearly 15% in April 2020, declining to approximately 8% by the end of 2020, before migrating downward to our historical mean of approximately 7% by the third quarter of 2023, a significant near term recovery in GDP as measured on a quarter-over-quarter seasonally adjusted annualized rate basis, and a recovery of new light vehicle sales on a seasonally adjusted annualized rate basis of approximately 15 million units by the end of 2020. In addition to updating the macroeconomic variables for our quantitative processes, we reassessed reserves under our qualitative framework for potential adjustment during the quarter ended September 30, 2020. The improvement in the macroeconomic outlook through our modeling processes resulted in a decrease in reserves that was more than offset by other factors, specifically the significant increase in end of period balances in our consumer automotive portfolio.
Through December 2020, forecasted economic variables utilized in our quantitative allowance processes were updated to reflect the current macroeconomic environment and our future expectations which included (but were not limited to) the following: the unemployment rate declining to approximately 7% by the end of 2021, which is consistent with our historical mean of approximately 7% starting in the fourth quarter of 2023, stable GDP growth over 2021 as measured on a quarter-over-quarter seasonally adjusted annualized rate basis, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis to approximately 16 million units by the end of 2021. Given the overall improvement in the macroeconomic variables quarter-over-quarter, it resulted in a decrease in the allowance for loan losses through our quantitative reserving process. Using our qualitative allowance framework, we reassessed and adjusted levels by incorporating uncertainty and volatility in the macroeconomic environment due to the COVID-19 pandemic, which partially offset the decreases in reserves from our quantitative process. As a result, our overall allowance for loan losses decreased $96 million from the prior quarter to $3.3 billion at December 31, 2020, representing 2.8% as a percentage of total finance receivables as of December 31, 2020, compared to 2.9% as of September 30, 2020, 2.8% as of June 30, 2020, and 2.5% as of March 31, 2020.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans for the year ended December 31, 2020, and includes the cumulative effect of adopting CECL.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at December 31, 2019	$1,075	$46	$9	$1,130	$133	$1,263
Cumulative effect of the adoption of Accounting Standards Update 2016-13	1,334	(6)	16	1,344	2	1,346
Allowance at January 1, 2020	$2,409	$40	$25	$2,474	$135	$2,609
Charge-offs (a)	(1,244)	(13)	(15)	(1,272)	(54)	(1,326)
Recoveries	542	16	1	559	3	562
Net charge-offs	(702)	3	(14)	(713)	(51)	(764)
Provision due to change in portfolio size	47	(6)	39	80	(9)	71
Provision due to incremental charge-offs	702	(3)	14	713	51	764
Provision due to all other factors (b)	445	(1)	9	453	151	604
Total provision for credit losses (c)	1,194	(10)	62	1,246	193	1,439
Other	1	—	—	1	(2)	(1)
Allowance at December 31, 2020	$2,902	$33	$73	$3,008	$275	$3,283
Allowance for loan losses to finance receivables and loans outstanding (d)	3.9%	0.2%	18.4%	3.4%	0.9%	2.8%
Net charge-offs to average finance receivables and loans outstanding for the year ended December 31, 2020	1.0%	—%	5.3%	0.8%	0.2%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans (d)	231.1%	32.7%	n/m	221.1%	171.0%	215.8%
Ratio of allowance for loan losses to net charge-offs at December 31, 2020	4.1	(13.1)	5.2	4.2	5.4	4.3
n/m = not meaningful
(a)Refer to Note 1 to the Consolidated Financial Statements for information regarding our charge-off policies.
(b)Amounts include provision expense associated with the impacts of COVID-19, as further described in the section above.
(c)Consumer mortgage provision expense includes $7 million related to Mortgage Finance and a provision benefit of $17 million related to our legacy mortgage portfolio. Commercial provision expense includes $28 million related to commercial automotive and $150 million related to commercial other within the commercial and industrial portfolio class, and $15 million related to commercial real estate.
(d)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans for the year ended December 31, 2019, prior to the adoption of CECL, as defined by the previous accounting guidance in effect at that time.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at January 1, 2019	$1,048	$53	$—	$1,101	$141	$1,242
Charge-offs (a)	(1,423)	(13)	(5)	(1,441)	(49)	(1,490)
Recoveries	493	21	—	514	—	514
Net charge-offs	(930)	8	(5)	(927)	(49)	(976)
Provision for credit losses (b)	957	(13)	14	958	40	998
Other	—	(2)	—	(2)	1	(1)
Allowance at December 31, 2019	$1,075	$46	$9	$1,130	$133	$1,263
Allowance for loan losses to finance receivables and loans outstanding (c)	1.5%	0.3%	4.6%	1.3%	0.3%	1.0%
Net charge-offs to average finance receivables and loans outstanding for the year ended December 31, 2019	1.3%	—%	9.6%	1.0%	0.1%	0.8%
Allowance for loan losses to total nonperforming finance receivables and loans (c)	141.1%	80.5%	n/m	137.8%	61.6%	121.9%
Ratio of allowance for loan losses to net charge-offs at December 31, 2019	1.2	(5.9)	0.5	1.2	2.7	1.3
n/m = not meaningful
(a)Refer to Note 1 to the Consolidated Financial Statements for information regarding our charge-off policies.
(b)Consumer mortgage provision expense includes $5 million related to Mortgage Finance and a provision benefit of $18 million related to our legacy mortgage portfolio. Commercial provision expense includes $8 million related to commercial automotive and $36 million related to commercial other within the commercial and industrial portfolio class, and $4 million in provision benefit related to commercial real estate.
(c)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the gross carrying value.
The allowance for consumer loan losses at December 31, 2020, increased $1.9 billion compared to December 31, 2019, reflecting increases of $1.8 billion in the consumer automotive allowance and $64 million in the consumer other allowance, partially offset by a decrease of $13 million in the consumer mortgage allowance. The increase in our consumer allowance was primarily driven by our adoption of CECL, which resulted in a $1.3 billion increase to the allowance for loan losses. Additionally, our consumer allowance for loan losses increased as a result of the broad macroeconomic impact resulting from the COVID-19 pandemic. The decrease in the consumer mortgage allowance was primarily driven by the decrease in finance receivables of $2.2 billion at December 31, 2020, compared to December 31, 2019.
The allowance for commercial loan losses increased $142 million at December 31, 2020, compared to December 31, 2019. The increase was primarily driven by higher reserves in our commercial other portfolio within the commercial and industrial portfolio class, as well as reserve increases in commercial real estate associated with higher expected losses due to COVID-19 driven market deterioration.
The provision for consumer loan losses was $1.2 billion for the year ended December 31, 2020, compared to $958 million for the year ended December 31, 2019. For the year ended December 31, 2020, the increase in provision for credit losses was primarily driven by consumer automotive reserve increases associated with higher expected losses due to the broad macroeconomic impact resulting from the COVID-19 pandemic, which were partially offset by lower net charge-offs within our consumer automotive portfolio. During the year ended December 31, 2020, the provision for credit losses was also impacted by the adoption of CECL, as further described in Note 1 to the Consolidated Financial Statements.
The provision for commercial loan losses increased $153 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase in provision expense for the year ended December 31, 2020, was primarily driven by reserve increases in our commercial portfolios associated with the broad macroeconomic impact resulting from the COVID-19 pandemic, which were partially offset by reserve decreases driven by $9.3 billion of lower commercial automotive assets primarily within our floorplan balances. Additionally, provision expense increased as a result of higher provision for specific loan exposures in our commercial other portfolio within the commercial and industrial portfolio class.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2020			2019
December 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$2,902	3.9%	88.4%	$1,075	1.5%	85.1%
Consumer mortgage
Mortgage Finance	21	0.1	0.6	19	0.1	1.5
Mortgage — Legacy	12	2.4	0.4	27	2.3	2.2
Total consumer mortgage	33	0.2	1.0	46	0.3	3.7
Consumer other	73	18.4	2.2	9	4.6	0.7
Total consumer loans	3,008	3.4	91.6	1,130	1.3	89.5
Commercial
Commercial and industrial
Automotive	42	0.2	1.3	31	0.1	2.5
Other	190	3.6	5.8	78	1.5	6.1
Commercial real estate	43	0.9	1.3	24	0.5	1.9
Total commercial loans	275	0.9	8.4	133	0.3	10.5
Total allowance for loan losses	$3,283	2.8	100.0%	$1,263	1.0	100.0%
Insurance/Underwriting Risk
The underwriting of our products includes an assessment of the risk to determine acceptability and categorization for appropriate pricing. The acceptability of a particular risk is based on expected losses, expenses and other factors specific to the product in question. With respect to VSCs, considerations include the quality of the vehicles produced, the price of replacement parts, repair labor rates, and new model introductions. Insurance risk also includes event risk, which is synonymous with pure risk, hazard risk, or insurance risk, and presents no chance of gain, only of loss.
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
The impact of changes in benchmark interest rates on our assets and liabilities (interest rate risk) represents an exposure to market risk and can affect interest rate sensitivities and cash flows when compared to our expectations. We primarily use interest rate derivatives to manage our interest rate risk exposure.
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
LIBOR Transition
In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intent to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. In November 2020, the administrator of the LIBOR benchmark announced their intention to consult with the United Kingdom Financial Conduct Authority, LIBOR panel banks, and other official sector bodies on a proposal to extend the publication of certain key USD LIBOR tenors until the end of the second quarter of 2023. Additionally in November 2020, the U.S. banking regulators issued guidance encouraging banks to stop new USD LIBOR issuances as soon as practicable, but no later than the end of 2021. We continue to make progress in our transition from LIBOR.
The discontinuation of LIBOR or LIBOR-based rates presents risks to our business, as further described in the section titled Risk Factors in Part I, Item 1A of this report. In recognition of the significance of LIBOR cessation, Ally has established an enterprise-wide LIBOR transition program that devotes numerous resources throughout all levels of the organization to actively identify, assess, monitor, and mitigate risks associated with this transition. Our program spans across impacted business lines and functions to evaluate risks associated with the transition, while taking into account specific considerations related to our customers, products and instruments, and counterparty exposures. Through this program, we continue to assess and plan for potential impacts to our existing and future contracts with customers and counterparties, financial forecasts, operational processes, technology, modeling, and vendor relationships. Our program is also subject to the governance and oversight of our Board through the RC and certain executive committees, including the ALCO and the ERMC.
Our current exposure to LIBOR-based contracts is concentrated within certain of our finance receivables and loans, primarily related to commercial automotive loans, corporate-finance loans, and mortgage loans, among other arrangements. Our commercial automotive loan portfolio is primarily composed of wholesale floorplan financing to automotive dealers. A significant portion of our wholesale floorplan finance receivables are currently invoiced utilizing a LIBOR-based reference rate and, as such, represents our largest exposure to LIBOR based on notional dollar amount. Smaller loan portfolios that utilize contracts containing LIBOR-based reference rates include our corporate-finance loans and lending commitments, and our adjustable-rate mortgage loans. With respect to our liabilities, we have issued trust preferred securities with an interest rate linked to LIBOR and also have secured facilities and certain asset-backed securitizations that also contain LIBOR-based reference rates. We are taking steps to prepare for LIBOR’s discontinuance, through monitoring industry developments and their potential impact to us, ensuring the inclusion of LIBOR fallback language within our contracts, and continuing to reduce our LIBOR exposure through strategic actions. For example, in December 2020, we executed the sale of a pool of adjustable-rate mortgage loans that are tied to LIBOR, and have ceased funding mortgage loans using LIBOR.
We are evaluating the Prime rate and SOFR, among other alternatives and actions, as alternative reference rates for our customers, and are taking steps to assess the operational, financial, and various other impacts this change could have across each of our business lines. In the fourth quarter of 2020, we began offering conforming adjustable-rate mortgage loans using SOFR through our direct-to-consumer channel, which are held for sale.
We are also actively assessing how the discontinuation of LIBOR could impact accounting and financial reporting including, but not limited to, potential impacts to our hedge accounting, valuation or modeling, or impacts associated with modifying the terms of our loan agreements or debt instruments with our customers or counterparties. We also continue to monitor the activities of the standard setters such as the FASB, which has issued new accounting standard updates that provide targeted relief related to the transition away from LIBOR. For example, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits the use of the OIS rate based on the SOFR to be designated as a benchmark interest rate for hedge accounting purposes. In addition, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is intended to help facilitate the market transition from existing reference interest rates to alternative reference interest rates. The amendments provide optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include relief related to contract modifications, hedging relationships, and it also provides a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope of ASU 2020-04 indicating that certain optional expedients and exceptions included in ASU 2020-04 are applicable to derivative instruments affected by the market-wide change in interest rates used for discounting, margining, or contract price alignment. We are currently in the process of evaluating the amendments and we anticipate they will facilitate the transition away from LIBOR.

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

December 31, ($ in millions)	2020	2019
Financial instruments exposed to changes in:
Interest rates
Estimated fair value	(a)	(a)
Effect of 10% adverse change in rates	(a)	(a)
Foreign-currency exchange rates
Estimated fair value	$452	$408
Effect of 10% adverse change in rates	(14)	(15)
Equity prices
Estimated fair value	$1,112	$663
Effect of 10% decrease in prices	(108)	(66)
(a)Refer to the section below titled Net Financing Revenue Sensitivity Analysis for information on the interest rate sensitivity of our financial instruments.
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
The net financing revenue sensitivity tests measure the potential change in our pretax net financing revenue over the following 12 months. We test a number of alternative rate scenarios, including immediate and gradual parallel shocks to the implied market forward curve. Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types. Relative to our baseline forecast, which is based on the implied forward curve, our net financing revenue over the next 12 months would decrease by $8 million if interest rates remain unchanged.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the pretax dollar impact to forecasted net financing revenue over the next 12 months assuming various shocks to the implied market forward curve as of December 31, 2020, and December 31, 2019.

	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)
December 31, 2020
+200 basis points	$70	$64
+100 basis points	32	68
-25 basis points (b)	(3)	(40)
December 31, 2019
+200 basis points	$2	$(136)
+100 basis points	(1)	7
-100 basis points	17	67
(a)Gradual changes in interest rates are recognized over 12 months.
(b)With rates at or near historical lows, a scenario with rates declining 25 basis points is being utilized, which management believes is more meaningful to understand exposure to lower rates in the current market rate environment rather than the down 100 basis point scenario. Our models currently assume rates do not go below zero.
The implied forward rate curve was significantly lower across all tenors compared to December 31, 2019, as interest rates were at or near historical lows across the curve. The impact of this change is reflected in our baseline net financing revenue projections. As of December 31, 2020, the expected benefit of an upward instantaneous interest rate shock scenario has increased, primarily due to changes to our derivative hedging position, higher cash balances, as well as our continued shift in funding to retail deposits.
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
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. However in certain instances, some automotive manufacturers have provided their guarantee for portions of our residual exposure, as further described in Note 10 to the Consolidated Financial Statements. Our operating lease portfolio, net of accumulated depreciation was $9.6 billion and $8.9 billion as of December 31, 2020, and December 31, 2019, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $7.9 billion and $7.2 billion as of December 31, 2020, and December 31, 2019, respectively. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within this MD&A.
•Priced residual value projections — At contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation uses a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and unanticipated shifts in used vehicle supply, as well as expert judgment. This internally generated data is compared against third-party, independent data for reasonableness. Periodically, we revise the projected value of the leased vehicle at termination based on current market conditions and adjust depreciation expense over the remaining life of the contract as necessary. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense.
•Remarketing abilities — Our ability to efficiently process and effectively market off-lease vehicles affects the disposal costs and the proceeds realized from vehicle sales. Vehicles can be remarketed through auction (internet and physical), sale to dealer, sale to lessee, and other methods. The results within these channels vary, with physical auction typically resulting in the lowest-priced outcome.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
•Manufacturer vehicle and marketing programs — Automotive manufacturers influence operating lease residual results in the following ways:
◦The brand image of automotive manufacturers and consumer demand for their products affects residual risk.
◦The discontinuation of, or stylistic changes to, a certain make or model may affect the value of existing vehicles.
◦Automotive manufacturer marketing programs may influence the used vehicle market for those vehicles through programs such as incentives on new vehicles, programs designed to encourage lessees to terminate their operating leases early in conjunction with the acquisition of a new vehicle (referred to as pull-ahead programs), and special rate used vehicle programs.
•Used vehicle market — We have exposure to changes in used vehicle prices. General economic conditions, used vehicle supply and demand, and new vehicle market prices heavily influence used vehicle prices.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

Year ended December 31,	2020	2019	2018
Off-lease vehicles terminated (in units)	106,601	113,114	135,365
Average gain per vehicle ($ per unit)	$1,193	$607	$661
Method of vehicle sales
Auction
Internet	53%	53%	52%
Physical	10	15	15
Sale to dealer, lessee, and other	37	32	33
We recognized an average gain per vehicle of $1,193 for the year ended December 31, 2020, compared to an average gain per vehicle of $607 for the same period in 2019. The increases in remarketing performance were primarily due to continued new vehicle supply constraints and an increase in demand for used vehicles during the second half of the year. The number of off-lease vehicles remarketed during the year ended December 31, 2020, decreased 6%, compared to the same period in 2019, primarily due to reduced early termination activity resulting from continued new vehicle supply constraints. We expect positive trends in remarketing performance to continue in the near term and, as a result, have adjusted the rate of depreciation expense to recognize lower lifetime depreciation on vehicles scheduled to terminate through December 31, 2021.
To support our customers and help mitigate lease residual risk, we deferred lease payments without fees for up to 120 days for any consumer requesting assistance related to the COVID-19 pandemic. Approximately 55,000 of our lease customers enrolled in this lease modification program, and approximately 60% of these customers were granted a 120-day deferral at the time of enrollment. As of December 31, 2020, substantially all of these customers had exited the program and of these approximately 5,500 had paid in full and terminated their leases. Of the customers that had exited the program with outstanding lease obligations, 93% were current on their lease obligations as of December 31, 2020. We also provided a program for and, in some cases, incentivized customers nearing their scheduled lease-end dates to extend their leases for up to an additional 180 days. Eligible customers who opted into this program during the early part of the second quarter of 2020 were not charged for the first month of the extension, and the following months of the extended lease were offered under the terms of the existing lease contract. Approximately 8,500 customers had opted into an extension requiring additional payments, and as of December 31, 2020, approximately 900 remained enrolled in the program.
Operating Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

December 31,	2020	2019	2018
Sport utility vehicle	57%	58%	57%
Truck	34	32	31
Car	9	10	12
As a result of the runoff of our legacy GM operating lease portfolio, our exposure to Chrysler vehicles represented approximately 89% and 92% of our operating lease units as of December 31, 2020, and 2019, respectively.
Business/Strategic Risk
Business/strategic risk is embedded in every facet of our organization and is one of our primary risk types. It is the risk resulting from the pursuit of business activities that turn out to be unsuccessful due to a variety of both controllable and non-controllable factors. We aim to

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
mitigate this risk within our business lines through portfolio diversification, product innovations, close monitoring of the execution of our strategic and capital plan, and ensuring flexibility of the cost base.
Our strategic plan is reviewed and approved annually by our Board, as are the capital plan and financial business plan. With oversight by our Board, executive management seeks to consistently apply core operating principles while executing our strategic plan within the risk appetite approved by the RC. The executive management team continuously monitors business performance throughout the year to assess strategic risk and find early warning signals so that risks can be proactively managed. Executive management regularly reviews actual performance versus the plan, updates our Board via reporting routines, and implements changes as deemed appropriate.
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
Reputation Risk
Reputation risk is the risk arising from negative public opinion on our business practices, whether true or not, that could cause a decline in the customer base, litigation, or revenue reductions. Reputation risk may result from many of our activities, including those related to the management of our business/strategic, operational, and credit risks. We manage reputation risk through established policies and controls in our businesses and risk-management processes to mitigate reputation risks in a timely manner through proactive monitoring and identification of potential reputation risk events. We have established processes and procedures to respond to events that give rise to reputation risk, including educating individuals and organizations that influence public opinion, external communication strategies to mitigate the risk, and informing key stakeholders of potential reputation risks. Primary responsibility for the identification, escalation, and resolution of reputation risk issues resides with our business lines. Our “LEAD” core values and “Do it Right” philosophy further strengthen our efforts to mitigate reputational risks by promoting a transparent culture so that any associate, at any time, can and should call attention to risks that need to be addressed and taken into account. Our organization and governance structures provide oversight of reputation risks, and key risk indicators are reported regularly and directly to management and the RC, which provide primary oversight of reputation risk.
Operational Risk
Operational risk is the risk of loss or harm arising from inadequate or failed processes or systems, human factors, or external events and is inherent in all of our risk-generating activities. Such risk can manifest in various ways, including errors, business interruptions, and inappropriate behavior of employees, and can potentially result in financial losses and other damage to us. Operational risk includes business disruption risk, fraud risk, human capital risk, legal risk, model risk, process execution and management risk, and supplier (third party) risk.
•Business disruption risk — The risk of significant disruption to our operations resulting from natural disasters, pandemics, external technology outages, or other external events.
•Fraud risk — The risk from deliberate misrepresentation or concealment of information material to a transaction with the intent to deceive another and that is reasonably relied on or used in decision making. Fraud can occur internally (for example, employees) or externally (for example, criminal activity, third-party suppliers).
•Human capital risk — The risk caused by high turnover, inadequate or improper staffing levels, departure/unavailability of key personnel, or inadequate training and includes our exposure to worker’s compensation and employment litigation.
•Legal risk — The risk arising from the potential that unenforceable contracts, lawsuits, or adverse judgments can disrupt or otherwise negatively affect our operations or condition.
•Model risk — The potential for adverse consequences from decisions based on incorrect or misused model assumptions, inputs, outputs, and reports. This risk may include fundamental errors within the model that produce inaccurate outputs or that the model is used incorrectly or inappropriately.
•Process execution and management risk — The risk caused by failure to execute or adhere to policies, standards, procedures, processes, controls, and activities as designed and documented.
•Supplier (third party) risk — The risk associated with third-party suppliers and their delivery of products or services and effect on overall business performance. This includes a supplier’s failure to comply with information technology requirements, information and physical security, laws, rules, regulations, and legal agreements.
To monitor and mitigate such risk, we maintain a system of policies and a control framework designed to provide a sound and well-controlled operational environment. This framework employs practices and tools designed to maintain risk identification, risk governance, risk and control assessment, risk testing and monitoring, and transparency through risk reporting mechanisms. The goal is to maintain operational risk at appropriate levels based on our financial strength, the characteristics of the businesses and the markets in which we operate, and the related competitive and regulatory environment.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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
In order to help mitigate cybersecurity risks, we devote substantial resources to protect the Company from cyber-related incidents. We regularly assess vulnerabilities and threats to our environment utilizing various resources including independent third-party assessments to evaluate whether our layered system of controls effectively mitigates risk. We also invest in new technologies and infrastructure in order to respond to evolving risks within our environment. We continue to partner with other industry peers in order to share knowledge and information to further our security environment and invest in training and employee awareness to cyber-related risks. Additionally, as a further protective measure, we maintain insurance coverage that, subject to terms and conditions, may cover certain aspects of cybersecurity and information risks; however, such insurance may not be sufficient to cover all losses. Management monitors operational metrics and data surrounding cybersecurity operations, and the organization monitors compliance with established limits in connection with our risk appetite. Senior leadership regularly reviews, questions, and challenges such information.
The RC reviews cybersecurity risks, incidents, and developments in connection with its oversight of our independent risk-management program. Our Board and the AC also undertake reviews as appropriate. The Information Technology Risk Committee is responsible for supporting the Chief Risk Officer’s oversight of our management of cybersecurity and other risks involving our communications, data-management, and other operating systems and infrastructure. Additionally, our cybersecurity program is regularly assessed by Audit Services, which reports directly to the AC. The business lines are also actively engaged in overseeing the service providers that supply or support the operating systems and infrastructure on which we depend and, with effective challenge from the independent risk-management function, managing related operational and other risks.
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
During the first quarter of 2020, we implemented a new technology platform for our consumer automotive loans and operating leases that is utilized for customer servicing and financial reporting through the full lifecycle of these loans and leases. This new platform replaced our legacy platform and helped us modernize our technology, enhanced our flexibility and capabilities, and streamlined aspects of our servicing operations. While this new platform will help us continue to expand our capabilities, there are inherent risks in implementing any new system such as this. We continue to monitor the newly implemented platform to ensure that the system continues to perform as expected.
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
We recognize that an effective compliance program, including driving a culture of compliance, plays a key role in managing and overseeing compliance risk, and that a proactive compliance environment and program are essential to help meet various legal, regulatory, or other requirements or expectations. To manage compliance risk, we maintain a system of policies, change-management protocols, control frameworks, and other formal governance structures designed to provide a holistic enterprise approach to managing such risks, which includes consideration of identifying, assessing, monitoring, and communicating compliance risks throughout the Company. Our compliance function provides independent, enterprise-wide oversight of compliance-risk exposures and related risk-management practices and is led by the Chief Compliance Officer who reports to our Chief Executive Officer. The Chief Compliance Officer has the authority and responsibility

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
for the oversight and administration of our Enterprise Compliance Program, which includes ongoing reporting of significant compliance-related matters to our Board and various committees established to govern compliance-related risks. The Compliance Risk Management Committee, established by the Chief Compliance Officer, serves to facilitate compliance risk management and to oversee the implementation of our compliance risk-management strategies and covers compliance matters across the enterprise including matters impacting customers, products, geographies, and services.
Conduct Risk
Conduct risk is the risk of customer harm, employee harm, reputational damage, regulatory sanction, or financial loss resulting from the behavior of our employees and contractors toward customers, counterparties, other employees and contractors, or the markets in which we operate.
Management is responsible for driving a culture consistent with our “LEAD” core values and “Do it Right” philosophy (otherwise known as our “Tone from the Top”). We maintain an enterprise-wide Conduct Risk Management program that establishes the requirements for managing conduct risk.
Under our governance framework, incentive compensation is subject to review and recoupment to ensure that incentive compensation award outcomes appropriately consider and do not encourage imprudent risk-taking. All incentive pay, whether paid or unpaid, vested or not vested, is subject to recoupment if based on, without limitation, material misstatements, misrepresentations, or fraud, or if the employee recipient failed to identify, raise, or assess issues with respect to financial loss or reputational risk to us or otherwise engaged in or contributed to other conduct adverse to us.
We manage conduct risk through a variety of enterprise programs, policies, and procedures. Associates complete required training at on-boarding, and annually thereafter, to affirm their compliance with our Code of Conduct and Ethics. Training programs and other resources set expectations surrounding appropriate conduct, ethical behavior, and a culture of compliance with applicable laws, regulations, policies, and standards. Officers and employees are expected to take personal responsibility for maintaining the highest standards of honesty, trustworthiness, and ethical behavior; to understand and manage the risks associated with their positions; and to escalate concerns about risk management (including reporting of potential violations of the Code of Conduct and Ethics, our policies, or other laws and regulations). Employee conduct is considered through various human resources and management activities including associate recruiting, on-boarding, performance management, incentive programs and compensation, conflicts of interest, and corrective action. Oversight of conduct risk is performed by Enterprise Risk Management.
Employee engagement surveys provide valuable insight into employee views and opinions about the company’s culture and conduct. The Ethics Hotline (independently managed, available to associates 24 hours a day, 7 days a week) and Open-Door Process provide avenues for employees to report concerns or incidents of potential misconduct. Human Resources, Employee Relations, and Enterprise Fraud, Security, and Investigations have established processes and procedures for investigating and addressing cases of potential fraud or employee misconduct.

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table summarizes our cash, U.S. Treasury and agency securities, and committed credit facilities.

December 31, ($ in millions)	2020	2019
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$24,763	$24,713
Liquid cash and equivalents	14,945	3,136
Committed secured credit facilities
Total capacity	560	2,500
Outstanding	—	450
Unused capacity (a)	560	2,050
Total available liquidity	$40,268	$29,899
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
Key funding highlights from January 1, 2020, to date were as follows:
•For the year ended December 31, 2020, we accessed the unsecured debt capital markets and raised approximately $2.8 billion through the issuance of senior notes, which provided additional liquidity at Ally Financial Inc.
•During the second half of 2020, we elected to prepay and early terminate 25 FHLB advances with an aggregate principal balance of $4.3 billion, to more cost-effectively manage liquidity at Ally Bank.
•Our total capacity in committed secured credit facilities was reduced by $1.9 billion during the year ended December 31, 2020, as we continue to shift our overall funding toward a greater mix of cost-effective deposit funding.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	On-balance-sheet funding		% Share of funding
December 31, ($ in millions)	2020	2019	2020	2019
Deposits	$137,036	$120,752	85	75
Debt
Secured financings	9,992	25,773	6	16
Institutional term debt	11,654	10,933	7	7
Retail debt programs (a)	2,496	2,852	2	2
Total debt (b)	24,142	39,558	15	25
Total on-balance-sheet funding	$161,178	$160,310	100	100
(a)Includes $360 million and $271 million of retail term notes at December 31, 2020, and December 31, 2019, respectively.
(b)Includes hedge basis adjustment as described in Note 21 to the Consolidated Financial Statements.
Refer to Note 15 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at December 31, 2020.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers through internet, telephone, mobile, and mail channels. We offer competitive rates and fees on a full spectrum of retail deposit products, including online savings accounts, money market demand accounts, CDs, interest-bearing checking accounts, trust accounts, and IRAs. In addition to providing customers with valuable products and digital services, retail deposits provide a key funding source for Ally Bank as it continues to diversify

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
its funding profile and reduce its reliance on more expensive and rate-sensitive funding, providing our Automotive Finance, Mortgage Finance, Corporate Finance, and Ally Lending businesses with a stable and low-cost funding source. We believe retail deposits are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries, including a deposit related to Ally Invest customer cash balances.
The following table shows Ally Bank’s number of accounts and deposit balances as of the end of each of the last five quarters.

	4th quarter 2020	3rd quarter 2020	2nd quarter 2020	1st quarter 2020	4th quarter 2019
Number of retail bank accounts (in thousands)	4,476	4,425	4,335	4,185	4,006
Deposits ($ in millions)
Retail	$124,357	$120,789	$115,813	$106,068	$103,734
Brokered (a)	12,551	13,990	15,088	16,116	16,898
Other (b)	128	159	135	140	120
Total deposits	$137,036	$134,938	$131,036	$122,324	$120,752
(a)Brokered deposit balances include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.9 billion as of December 31, 2020, $1.8 billion as of both September 30, 2020, and June 30, 2020, $1.5 billion as of March 31, 2020, and $1.3 billion as of December 31, 2019.
(b)Other deposits include mortgage escrow and other deposits.
During 2020, our total deposit base grew $16.3 billion and we added approximately 282,000 retail deposit customers, ending with 2.3 million retail deposit customers as of December 31, 2020. The growth in total deposits has been driven by strong growth in retail deposits, which was partially offset by a reduction in brokered deposits. Total retail deposits increased $20.6 billion, primarily within our online savings product, bringing the total retail deposits portfolio to $124.4 billion as of December 31, 2020. Strong customer acquisition and retention rates, reflecting the strength of the brand, continue to drive growth in retail deposits, while 2020 balance growth was supported by broad economic stimulus measures and muted spending.
As demonstrated by the launch of our smart savings tools in early 2020, we continue to advance our digital capabilities and deliver incremental value to our customers beyond competitive rates. In June 2020, Kiplinger named Ally Bank the “Best Internet Bank” for the fourth consecutive year, and in October 2020, MONEY® Magazine named Ally the “Best Online Bank” for the eighth time in the past ten years. For additional information on our deposit funding by type, refer to Note 14 to the Consolidated Financial Statements.
Securitizations and Secured Financings
In addition to building a larger deposit base, we maintain a presence in the securitization markets to finance our automotive loan portfolios. Securitizations and secured funding transactions, collectively referred to as securitization transactions due to their similarities, allow us to convert our automotive-finance receivables and operating leases into cash earlier than what would have occurred in the normal course of business.
As part of these securitization transactions, we sell assets to various SPEs in exchange for the proceeds from the issuance of debt and other beneficial interests in the assets. The activities of the SPEs are generally limited to acquiring the assets, issuing and making payments on the debt, paying related expenses, and periodically reporting to investors.
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
These securitization transactions may meet the criteria to be accounted for as off-balance-sheet securitization transactions if we do not hold a potentially significant economic interest or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Certain of our securitization transactions do not meet the required criteria to be accounted for as off-balance-sheet securitization transactions; therefore, they are accounted for as secured borrowings. For information regarding our securitization activities, refer to Note 1 and Note 11 to the Consolidated Financial Statements.
We manage securitization execution risk by maintaining a diverse domestic and foreign investor base and available capacity from committed secured credit facilities provided by banks. Our ability to access the unused capacity in these facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. We maintain bilateral facilities, which fund our Automotive Finance operations. The facilities can be revolving in nature—generally having an original

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
tenor ranging from 364 days to two years and allowing for additional funding during the commitment period—or they can be amortizing and not allow for any further funding after the commitment period. At December 31, 2020, all of our $560 million of capacity was revolving and of this balance, $200 million was from facilities with a remaining tenor greater than 364 days.
Our securitizations of commercial automotive loans are issued through a single master trust and include credit-enhancement triggers as well as early-repayment triggers, referred to as early amortization events. Following an early amortization event, principal collections on the loans in the applicable securitizations are applied to repay principal of the trust’s asset-backed securities rather than to purchase newly originated loans. One of the early amortization events is based on the rates of inventory turnover at our dealer customers, referred to as payment rates. Because the COVID-19 pandemic is placing downward pressure on the automotive sales of dealers and therefore their rate of inventory turnover, an increased risk exists that an early amortization event could occur. In such a case, our ability to issue new securitizations out of this trust would be constrained or eliminated and our ability to fund commercial automotive loans through the securitization market could be delayed while we establish a new trust. In addition, the mere occurrence of an early amortization event could impair our ability to access the securitization market or increase our cost to do so. At this time, none of these securitizations have experienced an early amortization event.
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
We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage finance receivables and loans and investment securities. As of December 31, 2020, we had pledged $20.0 billion of assets to the FHLB resulting in $14.7 billion in total funding capacity with $5.9 billion of debt outstanding.
At December 31, 2020, $35.8 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 15 to the Consolidated Financial Statements for further discussion.
Unsecured Financings
We have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $360 million of retail term notes outstanding at December 31, 2020. In 2020, we accessed the unsecured debt capital markets four times, and collectively raised and raised $2.8 billion through the issuance of senior notes composed of institutional term debt. We have also historically obtained unsecured funding from the sale of floating-rate demand notes under our demand notes program. The holder has the option to require us to redeem these notes at any time without restriction. In December 2020, we announced that we are terminating the offering of our demand notes program, and redeeming in full all outstanding demand notes as of March 1, 2021. Holders may continue to demand repayment of demand notes at any time in advance of the redemption date. Demand notes outstanding were $2.1 billion at December 31, 2020. Refer to Note 15 to the Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of December 31, 2020, we had no debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We had assets pledged and restricted as collateral to the FRB totaling $2.4 billion as of December 31, 2020. We had no debt outstanding with the FRB as of December 31, 2020.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At December 31, 2020, and December 31, 2019, the outstanding principal balance of the Guaranteed Notes was $2.0 billion and $2.9 billion, respectively, with the last scheduled maturity to take place in 2031.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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

Year ended December 31, ($ in millions)	2020	2019	2018
Net financing loss and other interest income	$(1,049)	$(1,116)	$(1,083)
Dividends from bank subsidiaries	1,150	1,950	2,600
Dividends from nonbank subsidiaries	66	436	443
Total other revenue	367	343	481
Total net revenue	534	1,613	2,441
Provision for credit losses	(68)	35	176
Total noninterest expense	693	626	764
(Loss) income from continuing operations before income tax expense	(91)	952	1,501
Income tax benefit from continuing operations (a)	(300)	(566)	(300)
Net income from continuing operations	209	1,518	1,801
Loss from discontinued operations, net of tax	(1)	(6)	(2)
Net income (b)	$208	$1,512	$1,799
(a)There is a significant variation in the customary relationship between pretax (loss) income and income tax benefit due to our accounting policy elections and other adjustments.
(b)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

December 31, ($ in millions)	2020	2019
Total assets (a)	$7,600	$6,749
Total liabilities	$16,133	$15,822
(a)Excludes investments in all nonguarantor subsidiaries.
Cash Flows
The following summarizes the activity reflected in the Consolidated Statement of Cash Flows. While this information may be helpful to highlight certain macro trends and business strategies, the cash flow analysis may not be as helpful when analyzing changes in our net earnings and net assets. We believe that in addition to the traditional cash flow analysis, the discussion related to liquidity, dividends, and ALM herein may provide more useful context in evaluating our liquidity position and related activity.
Net cash provided by operating activities was $3.7 billion and $4.1 billion for the years ended December 31, 2020, and 2019, respectively. Activity fell year-over-year, as results were negatively impacted by the COVID-19 pandemic.
Net cash provided by investing activities was $8.4 billion for the year ended December 31, 2020, compared to net cash used in investing activities of $3.8 billion for 2019. The increase was primarily due to a $11.1 billion increase in cash inflows related to originations and repayments of finance receivables and loans held-for-investment and other. During the year ended December 31, 2020, commercial wholesale financing receivables outstanding decreased due to a reduction or temporary shutdown in manufacturer production as a result of the COVID-19 pandemic, coupled with ongoing retail automotive sales, which reduced dealer stock levels. Additionally, we experienced an increase in repayments of consumer mortgage loans, driven by an increase in refinance volume resulting from the low interest rate environment.
Net cash provided by financing activities for the year ended December 31, 2020, was $25 million, compared to net cash used in financing activities of $1.5 billion for 2019. The change was primarily attributable an increase of $1.7 billion in net cash inflows related to deposits, driven by broad economic stimulus measures and muted spending. The change was also attributable to a decrease of $1.1 billion in net cash outflows related to short-term borrowings, and a decrease of $933 million in common-stock repurchases. This activity was partially

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
offset by a $2.1 billion decrease in long-term debt issuances, net of payments, as the continued growth of our retail-deposit base has contributed to a more favorable mix of lower cost funding.
Capital Planning and Stress Tests
As a Category IV firm, we are subject to supervisory stress testing on a two-year cycle and are exempted from mandated company-run stress testing requirements. We are also required to submit an annual capital plan to the FRB. Our annual capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on our capital. The plan must also include a discussion of how we, under expected and stressful conditions, will maintain capital commensurate with our risks and above the minimum regulatory capital ratios, and will serve as a source of strength to Ally Bank. The FRB’s final rule introducing the stress capital buffer requirement, which is described in Note 20 to the Consolidated Financial Statements, made several changes to the CCAR process that applied beginning with the 2020 cycle.
We received a non-objection to our 2018 capital plan in June 2018. We were not required to submit an annual capital plan to the FRB, participate in the supervisory stress test or CCAR, or conduct company-run capital stress tests during the 2019 cycle. Instead, our capital actions during the 2019 cycle were largely based on the results from our 2018 supervisory stress test. On April 1, 2019, our Board authorized an increase in our stock-repurchase program, permitting us to repurchase up to $1.25 billion of our common stock from time to time from the third quarter of 2019 through the second quarter of 2020. On March 17, 2020, in order to support the FRB’s effort to mitigate the impact of the COVID-19 pandemic on the U.S. economy and the financial system, we announced the voluntary suspension of our stock-repurchase program through its termination on June 30, 2020. We did not implement a new stock-repurchase program or repurchase shares of our common stock, except in connection with compensation plans, for the remainder of 2020, consistent with the restrictions imposed by the FRB as described in the next paragraph. We repurchased $106 million of common stock during the year ended December 31, 2020. On January 11, 2021, our Board declared a quarterly cash dividend of $0.19 per share of our common stock. Refer to Note 31 to the Consolidated Financial Statements for further information on the most recent dividend.
We submitted our 2020 capital plan on April 3, 2020, which included planned capital distributions to common stockholders through share repurchases and cash dividends over the nine-quarter planning horizon. On June 25, 2020, the FRB provided us with the results of the supervisory stress test, additional industry-wide sensitivity analyses conducted in light of the COVID-19 pandemic, and our preliminary stress capital buffer requirement. At the same time, the FRB announced its determination that changes in financial markets or the macroeconomic outlook could have a material effect on the risk profiles and financial conditions of firms subject to the capital-plan rule and that, as a result, the firms (including Ally) would be required to resubmit capital plans to the FRB within 45 days after receiving updated stress scenarios from the FRB. On September 17, 2020, the FRB released two updated scenarios—severely adverse and alternative severe. We updated our capital plan in light of firm-specific baseline and stress scenarios, as required, and submitted our updated plan to the FRB on November 2, 2020. On December 18, 2020, the FRB publicly disclosed summary results of its second round of supervisory stress testing and extended the deadline by which firms will be notified about whether their stress capital buffer requirements will be recalculated to March 31, 2021. On June 25, 2020, the FRB also announced several actions to ensure that large firms, such as Ally, remain resilient despite the economic uncertainty from the COVID-19 pandemic, including for the third quarter of 2020 (1) the suspension of repurchases by any firm of its common stock, except repurchases relating to issuances of common stock related to employee stock ownership plans, and (2) the disallowance of any increase by a firm in the amount of its common-stock dividends and the imposition of a common-stock dividend limit equal to the average of the firm’s net income for the four preceding calendar quarters. These restrictions were extended by the FRB for the fourth quarter of 2020. On December 18, 2020, the FRB extended and modified these restrictions for the first quarter of 2021 to limit aggregate common-stock dividends and share repurchases to an amount equal to the average of the firm’s net income for the four preceding calendar quarters subject to specified exceptions. Restrictions of this kind may be further extended by the FRB. On January 11, 2021, our Board authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021. The aggregate amount of our common-stock dividends and share repurchases in the first quarter of 2021 is subject to the FRB’s restrictions described above. These restrictions may be further extended by the FRB on a quarter-by-quarter basis.
Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB), impacts related to the COVID-19 pandemic, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.
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
(b)Moody’s affirmed our senior unsecured debt rating of Ba1, affirmed our short-term rating of Not Prime, and maintained a Stable outlook on May 12, 2020. Effective December 1, 2014, we determined to not renew our contractual arrangement with Moody’s related to their providing of our issuer, senior unsecured debt, and short-term ratings. Notwithstanding this, Moody’s has determined to continue to provide these ratings on a discretionary basis. However, Moody’s has no obligation to continue to provide these ratings, and could cease doing so at any time.
(c)Standard & Poor’s affirmed our senior unsecured debt rating of BBB-, affirmed our short-term rating of A-3, and changed the outlook to Negative from Stable on May 4, 2020.
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
Insurance Financial Strength Ratings
Substantially all of our Insurance operations have an FSR and an Issuer Credit Rating (ICR) from A.M. Best. The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to policyholders. Lower ratings generally result in fewer opportunities to write business, as insureds, particularly large commercial insureds, and insurance companies purchasing reinsurance have guidelines requiring high FSR ratings. On September 25, 2020, A.M. Best affirmed the FSR for Ally Insurance Group of A- (excellent), affirmed the ICR of a-, and maintained a Stable outlook.
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

December 31, 2020 ($ in millions)	Less than 1 year	1–3 years	3–5 years	More than 5 years	Total
Contractually obligated payments due by period
Long-term debt
Total (a)	$5,157	$8,780	$3,844	$5,199	$22,980
Scheduled interest payments for fixed-rate long-term debt	696	977	672	1,193	3,538
Estimated interest payments for variable-rate long-term debt (b)	173	339	332	2,352	3,196
Estimated net payments under interest rate swap agreements (b)	—	—	—	36	36
Lease commitments (c)	45	61	37	58	201
Purchase obligations	71	185	30	25	311
Bank certificates of deposit (d) (e)	41,836	9,399	1,988	—	53,223
Deposit liabilities without a stated maturity (e) (f)	83,826	—	—	—	83,826
Total contractually obligated payments due by period	$131,804	$19,741	$6,903	$8,863	$167,311
Total other commitments by expiration period
Lending commitments	$3,901	$1,490	$2,078	$499	$7,968
(a)Total long-term debt amount reflects the remaining principal obligation and excludes net original issue discount of $1.1 billion, unamortized debt issuance costs of $79 million, and a favorable hedge basis adjustment of $169 million related to fixed-rate debt previously designated as a hedged item.
(b)Estimated using a forecasted variable interest model, when available, or the applicable variable interest rate as of the most recent reset date prior to December 31, 2020. For additional information on derivative instruments and hedging activities, refer to Note 21 to the Consolidated Financial Statements.
(c)Excludes a forward-starting lease agreement for a new corporate facility in Charlotte, North Carolina, scheduled to commence in April 2021. The lease agreement will have a total of $290 million in undiscounted future lease payments over the 15-year term of the lease.
(d)Amounts presented exclude unamortized commissions paid to brokers.
(e)Deposits exclude estimated interest payments.
(f)Deposits without a stated maturity are payable on demand and include savings and money market checking, mortgage escrow, dealer, and other deposits; and are classified above as due in less than one year.
The foregoing table does not include our reserves for insurance losses and loss adjustment expenses, which total $129 million at December 31, 2020. While payments due on insurance losses are considered contractual obligations because they related to insurance policies issued by us, the ultimate amount to be paid and the timing of payment for an insurance loss is an estimate subject to significant uncertainty. Furthermore, the majority of the balance is expected to be paid out in less than five years.
As of December 31, 2020, our Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of $53 million and less than $1 million of accrued interest and penalties. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, the estimated income tax obligations with uncertainty have been excluded from the foregoing table. For additional information, refer to Note 22 to the Consolidated Financial Statements.
The following provides a description of the items summarized in the preceding table of contractual obligations.
Long-term Debt
Amounts represent the scheduled maturity of long-term debt at December 31, 2020, assuming that no early redemptions occur. The maturity of secured debt may vary based on the payment activity of the related secured assets. The amounts presented are before the effect of any unamortized discount, debt issuance costs, or fair value adjustment. Refer to Note 15 to the Consolidated Financial Statements for additional information on our debt obligations. We primarily use interest rate swaps to manage interest rate risk associated with our secured and unsecured long-term debt portfolio. These derivatives are recorded on the balance sheet at fair value. For additional information on derivatives, refer to Note 21 to the Consolidated Financial Statements.
Lease Commitments
We have obligations under various operating lease arrangements for real property with noncancelable lease terms that expire after December 31, 2020. Refer to Note 10 to the Consolidated Financial Statements for additional information.
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
Lending Commitments
We have outstanding lending commitments with customers. The amounts presented represent the unused portion of those commitments at December 31, 2020. Refer to Note 28 to the Consolidated Financial Statements for additional information.
Critical Accounting Estimates
Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with U.S. GAAP requires management to make certain judgments and assumptions, on the basis of information available at the time of the financial statements, in determining accounting estimates used in the preparation of these statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements; critical accounting estimates are described in this section. An accounting estimate is considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Our management has discussed the development, selection, and disclosure of these critical accounting estimates with the Audit Committee of our Board, and the Audit Committee has reviewed our disclosure relating to these estimates.
Allowance for Loan Losses
We maintain an allowance for loan losses (the allowance) to reflect the net amount expected to be collected from our lending portfolios. The allowance is maintained at a level that management considers to be adequate based upon ongoing quarterly assessments and evaluations using relevant available information, which includes both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. Additions and reductions to the allowance are charged to current period earnings through the provision for credit losses; amounts determined to be uncollectible are charged directly against the allowance, net of amounts recovered on previously charged-off accounts. Expected recoveries do not exceed the total of amounts charged-off or expected to be charged-off. The allowance is measured using statistically-estimated models that are designed to correlate customer and collateral quality, as well as certain macroeconomic variables to expected future credit losses. The macroeconomic data used in the models is based on forecasted variables for the next 12 months. Beyond this forecast period, we revert to a historical average for each of the variables on a straight-line basis over 24 months. The allowance reflects management’s estimate of expected credit losses over the contractual term of our lending portfolio and involves significant judgment, which could materially affect the provision for credit losses and, therefore, net income. For additional information regarding our portfolio segments and classes, refer to Note 9 to the Consolidated Financial Statements.
The consumer portfolio segments consist of loans that generally share similar risk characteristics within our Automotive Finance operations, Mortgage Finance operations, and consumer unsecured lending operations which is included within Corporate and Other. The allowance model for each consumer portfolio segment is calculated using proprietary statistical models and other risk indicators applied to pools of loans that share similar risk characteristics. Loans that do not share similar risk characteristics are evaluated individually. For additional information regarding the allowance calculation for the consumer portfolio segments, refer to Note 1 to the Consolidated Financial Statements.
The commercial portfolio segment is composed of loans which may or may not share similar risk characteristics within our Automotive Finance operations and Corporate Finance operations. Loans that have similar risk characteristics are pooled and evaluated collectively for loan losses using proprietary risk rating models. Loans that do not share similar risk characteristics are evaluated individually. Credit losses for loans evaluated individually within this segment are measured based on the present value of expected future cash flows, discounted at the loans’ effective interest rate, or the observable market price or the fair value of collateral, whichever is determined to be the most appropriate. Estimated costs to sell the collateral on an undiscounted basis are included in the measurement if we intend to sell the underlying collateral as opposed to operating it. For additional information regarding the allowance calculation for the commercial portfolio segment, refer to Note 1 to the Consolidated Financial Statements.
The determination of the allowance is influenced by numerous assumptions and factors that may materially affect estimates of loss. The critical assumptions underlying the allowance include: (i) segmentation of each portfolio based on common risk characteristics; (ii) the development of reasonable and supportable forecasts of future macroeconomic conditions; and (iii) evaluation by management of borrower, collateral, and geographic information. Management monitors the adequacy of the allowance and makes adjustments as the assumptions in the underlying analyses change to reflect an estimate of expected lifetime loan losses at the reporting date, based on the best information available at that time.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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
To account for residual risk, we depreciate automotive operating lease assets to expected realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Periodically, we review the projected value of the leased vehicle at termination based on current market conditions, and other relevant data points, and adjust depreciation expense as necessary over the remaining term of the lease. Impairment of operating lease assets is assessed upon the occurrence of a triggering event. Triggering events are systemic, observed events impacting the used vehicle market such as shocks to oil and gas prices that may indicate impairment of the operating lease asset. Impairment is determined to exist if the expected undiscounted cash flows generated from the operating lease assets are less than the carrying value of the operating lease assets. If the operating lease assets are impaired, they are written down to their fair value as estimated by discounted cash flows. There were no such impairment charges in 2020, 2019, or 2018.
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
Determination of Provision for Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes predominantly in the United States. Significant judgments and estimates are required in determining consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent results of operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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
Recently Issued Accounting Standards
Refer to Note 1 to the Consolidated Financial Statements for further information related to recently adopted accounting standards.

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

	2020			2019			2018
Year ended December 31, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate
Assets
Interest-bearing cash and cash equivalents	$13,985	$28	0.20%	$3,837	$78	2.02%	$4,365	$72	1.65%
Investment securities (b)	31,539	692	2.20	31,176	887	2.85	26,217	729	2.78
Loans held-for-sale, net	399	17	4.33	375	17	4.60	287	15	5.23
Finance receivables and loans, net (b) (c)	120,991	6,581	5.44	128,654	7,337	5.70	124,932	6,688	5.35
Investment in operating leases, net (d)	9,264	584	6.30	8,509	489	5.74	8,590	464	5.40
Other earning assets	977	44	4.43	1,181	68	5.68	1,182	59	4.99
Total interest-earning assets	177,155	7,946	4.49	173,732	8,876	5.11	165,573	8,027	4.85
Noninterest-bearing cash and cash equivalents	473			418			493
Other assets	8,021			6,864			6,267
Allowance for loan losses	(3,149)			(1,274)			(1,266)
Total assets	$182,500			$179,740			$171,067
Liabilities and equity
Interest-bearing deposit liabilities (b)	$129,092	$1,952	1.51%	$115,244	$2,538	2.20%	$99,056	$1,735	1.75%
Short-term borrowings	3,721	42	1.12	5,686	135	2.38	7,674	149	1.94
Long-term debt (b)	29,058	1,249	4.30	38,466	1,570	4.08	45,893	1,753	3.82
Total interest-bearing liabilities	161,871	3,243	2.00	159,396	4,243	2.66	152,623	3,637	2.38
Noninterest-bearing deposit liabilities	146			141			133
Total funding sources	162,017	3,243	2.00	159,537	4,243	2.66	152,756	3,637	2.38
Other liabilities	6,195			6,215			5,222
Total liabilities	168,212			165,752			157,978
Total equity	14,288			13,988			13,089
Total liabilities and equity	$182,500			$179,740			$171,067
Net financing revenue and other interest income		$4,703			$4,633			$4,390
Net interest spread (e)			2.49%			2.45%			2.47%
Net yield on interest-earning assets (f)			2.65%			2.67%			2.65%
(a)Average balances are calculated using an average daily balance methodology.
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
(d)Yield includes gains on the sale of off-lease vehicles of $127 million, $69 million, and $90 million, for the years ended December 31, 2020, 2019, and 2018, respectively. Excluding these gains on sale, the yield would be 4.93% for both the years ended December 31, 2020, and 2019, and 4.35% for the year ended December 31, 2018.
(e)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(f)Net yield on interest-earning assets represents net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents an analysis of the changes in net financing revenue and other interest income, volume, and rate.

	2020 vs. 2019 Increase (decrease) due to (a)			2019 vs. 2018 (Decrease) increase due to (a)
Year ended December 31, ($ in millions)	Volume	Yield/rate	Total	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$206	$(256)	$(50)	$(9)	$15	$6
Investment securities	10	(205)	(195)	138	20	158
Loans held-for-sale, net	1	(1)	—	5	(3)	2
Finance receivables and loans, net	(437)	(319)	(756)	199	450	649
Investment in operating leases, net	43	52	95	(4)	29	25
Other earning assets	(12)	(12)	(24)	—	9	9
Total interest-earning assets			$(930)			$849
Liabilities
Interest-bearing deposit liabilities	$305	$(891)	$(586)	$284	$519	$803
Short-term borrowings	(47)	(46)	(93)	(39)	25	(14)
Long-term debt	(384)	63	(321)	(284)	101	(183)
Total interest-bearing liabilities			$(1,000)			$606
Net financing revenue and other interest income			$70			$243
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Outstanding Finance Receivables and Loans
The following table presents the composition of our on-balance-sheet finance receivables and loans.

December 31, ($ in millions)	2020	2019	2018	2017	2016
Consumer
Consumer automotive	$73,668	$72,390	$70,539	$68,071	$65,793
Consumer mortgage
Mortgage Finance	14,632	16,181	15,155	11,657	8,294
Mortgage — Legacy	495	1,141	1,546	2,093	2,756
Total consumer mortgage	15,127	17,322	16,701	13,750	11,050
Consumer other	407	212	—	—	—
Total consumer	89,202	89,924	87,240	81,821	76,843
Commercial
Commercial and industrial
Automotive	19,082	28,332	33,672	33,025	35,041
Other	5,242	5,014	4,205	3,887	3,248
Commercial real estate	5,008	4,961	4,809	4,160	3,812
Total commercial loans	29,332	38,307	42,686	41,072	42,101
Total finance receivables and loans	$118,534	$128,231	$129,926	$122,893	$118,944
Loans held-for-sale	$406	$158	$314	$108	$—
Nonperforming Assets
The following table summarizes the nonperforming assets in our on-balance-sheet portfolio.

December 31, ($ in millions)	2020	2019	2018	2017	2016
Consumer
Consumer automotive	$1,256	$762	$664	$603	$598
Consumer mortgage
Mortgage Finance	67	17	9	25	10
Mortgage — Legacy	35	40	70	92	89
Total consumer mortgage	102	57	79	117	99
Consumer other	3	2	—	—	—
Total consumer (a)	1,361	821	743	720	697
Commercial
Commercial and industrial
Automotive	40	73	203	27	33
Other	116	138	142	44	84
Commercial real estate	5	4	4	1	5
Total commercial (b)	161	215	349	72	122
Total nonperforming finance receivables and loans	1,522	1,036	1,092	792	819
Foreclosed properties	2	9	11	10	13
Repossessed assets (c)	186	147	136	140	135
Total nonperforming assets	$1,710	$1,192	$1,239	$942	$967
(a)Interest revenue that would have been accrued on total consumer finance receivables and loans at original contractual rates was $131 million during the year ended December 31, 2020. Interest income recorded for these loans was $42 million during the year ended December 31, 2020.
(b)Interest revenue that would have been accrued on total commercial finance receivables and loans at original contractual rates was $11 million during the year ended December 31, 2020. Interest income recorded for these loans was $2 million during the year ended December 31, 2020.
(c)Repossessed assets exclude repossessed operating leases of $7 million at December 31, 2020, $6 million at both December 31, 2019, and 2018, $9 million at December 31, 2017, and $8 million at December 31, 2016.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Accruing Finance Receivables and Loans Past Due 90 Days or More
Loans are generally placed on nonaccrual status when principal or interest has been delinquent for at least 90 days, or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements for a description of our accounting policies for finance receivables and loans. We had no consumer or commercial on-balance-sheet accruing finance receivables and loans or loans held-for-sale past due 90 days or more as to principal and interest as of December 31, 2020, 2019, 2018, 2017, and 2016.
Allowance for Loan Losses
The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	2020	2019	2018	2017	2016
Balance at January 1,	$1,263	$1,242	$1,276	$1,144	$1,054
Cumulative effect of the adoption of CECL	1,346	—	—	—	—
Charge-offs (a)	(1,326)	(1,490)	(1,433)	(1,392)	(1,142)
Recoveries	562	514	488	382	341
Net charge-offs	(764)	(976)	(945)	(1,010)	(801)
Provision for credit losses	1,439	998	918	1,148	917
Other (b)	(1)	(1)	(7)	(6)	(26)
Balance at December 31,	$3,283	$1,263	$1,242	$1,276	$1,144
(a)Refer to Note 1 to the Consolidated Financial Statements for information regarding our charge-off policies.
(b)Primarily related to the transfer of finance receivables and loans from held-for-investment to held-for-sale.
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2020		2019		2018		2017		2016
December 31, ($ in millions)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Consumer
Consumer automotive	$2,902	88.4	$1,075	85.1	$1,048	84.3	$1,066	83.5	$932	81.4
Consumer mortgage
Mortgage Finance	21	0.6	19	1.5	16	1.3	19	1.5	11	1.0
Mortgage — Legacy	12	0.4	27	2.2	37	3.0	60	4.7	80	7.0
Total consumer mortgage	33	1.0	46	3.7	53	4.3	79	6.2	91	8.0
Consumer other	73	2.2	9	0.7	—	—	—	—	—	—
Total consumer loans	3,008	91.6	1,130	89.5	1,101	88.6	1,145	89.7	1,023	89.4
Commercial
Commercial and industrial
Automotive	42	1.3	31	2.5	36	2.9	37	2.9	32	2.8
Other	190	5.8	78	6.1	77	6.2	68	5.4	64	5.6
Commercial real estate	43	1.3	24	1.9	28	2.3	26	2.0	25	2.2
Total commercial loans	275	8.4	133	10.5	141	11.4	131	10.3	121	10.6
Total allowance for loan losses	$3,283	100.0	$1,263	100.0	$1,242	100.0	$1,276	100.0	$1,144	100.0

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Deposit Liabilities
The following table presents the average balances and interest rates paid for types of domestic deposits.

	2020		2019		2018
Year ended December 31, ($ in millions)	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate
Domestic deposits
Noninterest-bearing deposits	$146	—%	$141	—%	$133	—%
Interest-bearing deposits
Savings and money market checking accounts	83,336	0.86	60,464	1.93	51,427	1.60
Certificates of deposit	45,756	2.70	54,779	2.51	47,624	1.91
Other deposits	—	—	1	4.85	5	6.91
Total domestic deposit liabilities	$129,238	1.51	$115,385	2.20	$99,189	1.75
(a)Average balances are calculated using an average daily balance methodology.
The following table presents the amounts of certificates of deposit in denominations of $100 thousand or more and $250 thousand or more, segregated by time remaining until maturity.

December 31, 2020 ($ in millions)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Certificates of deposit ($100,000 or more)	$6,604	$5,613	$9,028	$4,538	$25,783
Certificates of deposit ($250,000 or more)	2,182	1,960	3,095	1,396	8,633
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
Based on the assessment performed, management concluded that as of December 31, 2020, Ally’s internal control over financial reporting was effective based on the COSO criteria.
The effectiveness of our internal controls over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ JEFFREY J. BROWN	/S/ JENNIFER A. LACLAIR
Jeffrey J. Brown	Jennifer A. LaClair
Chief Executive Officer	Chief Financial Officer
February 24, 2021	February 24, 2021

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Ally Financial Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses on financial assets measured at amortized cost in 2020 due to adoption of ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Loan Losses - Consumer Automotive Portfolio - Refer to Notes 1 and 9 to the financial statements
Critical Audit Matter Description
The allowance for loan losses (“allowance”) is management’s estimate of expected credit losses in the lending portfolio. The consumer automotive portfolio represents 62% of the total finance receivables and loans balance and the amount of the allowance required for the consumer automotive loan portfolio is based on its relevant risk characteristics and represents 88% of the total allowance of the Company. The determination of the appropriate level of the allowance for the consumer automotive portfolio inherently involves a high degree of subjectivity and requires significant estimates of current credit risks using both quantitative and qualitative analyses.
The allowance is maintained at a level that management considers to be adequate based upon ongoing quarterly assessments and evaluations using relevant available information, which includes both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. The Company uses a proprietary statistical model to estimate the quantitative component of the consumer automotive allowance. In addition, management takes into consideration relevant qualitative factors that have occurred but are not yet reflected in the model estimate.
Auditing certain aspects of the allowance, including the (1) model methodology, (2) model accuracy, (3) model assumptions, (4) selection of relevant risk characteristics (including consideration of COVID-19 extensions), (5) interpretation of the results, and (6) use of qualitative adjustments, involves especially subjective and complex judgment. Given the calculation of the allowance requires significant judgment in determining the estimate, performing audit procedures to evaluate the reasonableness of management’s estimate of the allowance requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.

Report of Independent Registered Public Accounting Firm
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the specific aspects of the consumer automotive allowance described above included the following, among others:
•We tested the effectiveness of controls over the Company’s (1) model methodology, (2) model accuracy, (3) model assumptions, (4) selection of relevant risk characteristics (including consideration of COVID-19 extensions), (5) interpretation of the results, and (6) use of qualitative adjustments.
•With the assistance of our credit specialists we evaluated the reasonableness of the (1) model methodology, (2) model accuracy, (3) model assumptions, (4) selection of relevant risk characteristics (including consideration of COVID-19 extensions), (5) interpretation of the results, and (6) use of qualitative adjustments.
•We tested the Company’s model performance evaluation methods and computational accuracy of the model with the assistance of our credit specialists.
•We tested the accuracy and completeness of key risk characteristics input into the model by agreeing to source information.
•We evaluated the Company’s method for determining qualitative adjustments to the model estimate by testing on a sample basis (and, where applicable, recalculating) the (1) key assumptions, (2) input data, and (3) the reasonableness of any changes in assumptions compared to prior periods made by management.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 24, 2021
We have served as the Company’s auditor since at least 1936; however, an earlier year could not be reliably determined.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Ally Financial Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 24, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.
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

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 24, 2021

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2020	2019	2018
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$6,581	$7,337	$6,688
Interest on loans held-for-sale	17	17	15
Interest and dividends on investment securities and other earning assets	736	955	788
Interest on cash and cash equivalents	28	78	72
Operating leases	1,435	1,470	1,489
Total financing revenue and other interest income	8,797	9,857	9,052
Interest expense
Interest on deposits	1,952	2,538	1,735
Interest on short-term borrowings	42	135	149
Interest on long-term debt	1,249	1,570	1,753
Total interest expense	3,243	4,243	3,637
Net depreciation expense on operating lease assets	851	981	1,025
Net financing revenue and other interest income	4,703	4,633	4,390
Other revenue
Insurance premiums and service revenue earned	1,103	1,087	1,022
Gain on mortgage and automotive loans, net	110	28	25
Loss on extinguishment of debt	(102)	(2)	(1)
Other gain (loss) on investments, net	307	243	(50)
Other income, net of losses	565	405	418
Total other revenue	1,983	1,761	1,414
Total net revenue	6,686	6,394	5,804
Provision for credit losses	1,439	998	918
Noninterest expense
Compensation and benefits expense	1,376	1,222	1,155
Insurance losses and loss adjustment expenses	363	321	295
Goodwill impairment	50	—	—
Other operating expenses	2,044	1,886	1,814
Total noninterest expense	3,833	3,429	3,264
Income from continuing operations before income tax expense	1,414	1,967	1,622
Income tax expense from continuing operations	328	246	359
Net income from continuing operations	1,086	1,721	1,263
Loss from discontinued operations, net of tax	(1)	(6)	—
Net income	$1,085	$1,715	$1,263
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, (in dollars) (a)	2020	2019	2018
Basic earnings per common share
Net income from continuing operations	$2.89	$4.38	$2.97
Loss from discontinued operations, net of tax	—	(0.02)	—
Net income	$2.89	$4.36	$2.97
Diluted earnings per common share
Net income from continuing operations	$2.88	$4.35	$2.95
Loss from discontinued operations, net of tax	—	(0.02)	—
Net income	$2.88	$4.34	$2.95
Cash dividends declared per common share	$0.76	$0.68	$0.56
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
Refer to Note 19 for additional earnings per share information. The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Comprehensive Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2020	2019	2018
Net income	$1,085	$1,715	$1,263
Other comprehensive income (loss), net of tax
Investment securities
Net unrealized gains (losses) arising during the period	564	741	(287)
Less: Net realized gains reclassified to net income	132	60	8
Net change	432	681	(295)
Translation adjustments
Net unrealized gains (losses) arising during the period	3	5	(11)
Net investment hedges
Net unrealized (losses) gains arising during the period	(3)	(4)	9
Translation adjustments and net investment hedges, net change	—	1	(2)
Cash flow hedges
Net unrealized gains (losses) arising during the period	129	(7)	10
Less: Net realized gains reclassified to net income	49	10	2
Net change	80	(17)	8
Defined benefit pension plans
Net unrealized losses arising during the period	(4)	(11)	—
Other comprehensive income (loss), net of tax	508	654	(289)
Comprehensive income	$1,593	$2,369	$974
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
Ally Financial Inc. • Form 10-K

December 31, ($ in millions, except share data)	2020	2019
Assets
Cash and cash equivalents
Noninterest-bearing	$724	$619
Interest-bearing	14,897	2,936
Total cash and cash equivalents	15,621	3,555
Equity securities	1,071	616
Available-for-sale securities (amortized cost of $28,936 and $29,967) (a)	29,830	30,284
Held-to-maturity securities (fair value of $1,331 and $1,600)	1,253	1,568
Loans held-for-sale, net	406	158
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	118,534	128,231
Allowance for loan losses	(3,283)	(1,263)
Total finance receivables and loans, net	115,251	126,968
Investment in operating leases, net	9,639	8,864
Premiums receivable and other insurance assets	2,679	2,558
Other assets	6,415	6,073
Total assets	$182,165	$180,644
Liabilities
Deposit liabilities
Noninterest-bearing	$128	$119
Interest-bearing	136,908	120,633
Total deposit liabilities	137,036	120,752
Short-term borrowings	2,136	5,531
Long-term debt	22,006	34,027
Interest payable	412	641
Unearned insurance premiums and service revenue	3,438	3,305
Accrued expenses and other liabilities	2,434	1,972
Total liabilities	167,462	166,228
Commitments and contingencies (refer to Note 28 and Note 29)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 501,237,055 and 496,957,805; and outstanding 374,674,415 and 374,331,998)	21,544	21,438
Accumulated deficit	(4,278)	(4,057)
Accumulated other comprehensive income	631	123
Treasury stock, at cost (126,562,640 and 122,625,807 shares)	(3,194)	(3,088)
Total equity	14,703	14,416
Total liabilities and equity	$182,165	$180,644
(a)Refer to Note 8 for discussion of investment securities pledged as collateral.
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

December 31, ($ in millions)	2020	2019
Assets
Finance receivables and loans, net
Consumer automotive	$7,630	$10,791
Commercial	5,868	7,919
Allowance for loan losses	(285)	(153)
Total finance receivables and loans, net	13,213	18,557
Other assets	983	787
Total assets	$14,196	$19,344
Liabilities
Long-term debt	$4,158	$9,087
Accrued expenses and other liabilities	3	11
Total liabilities	$4,161	$9,098
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity
Ally Financial Inc. • Form 10-K

($ in millions)	Common stock and paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock	Total equity
Balance at December 31, 2017	$21,245	$(6,406)	$(235)	$(1,110)	$13,494
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2014-09		(126)			(126)
Adoption of Accounting Standards Update 2016-01		(20)	27		7
Adoption of Accounting Standards Update 2018-02		42	(42)		$—
Balance at January 1, 2018	$21,245	$(6,510)	$(250)	$(1,110)	$13,375
Net income		1,263			1,263
Share-based compensation	100				100
Other comprehensive loss			(289)		(289)
Common stock repurchases				(939)	(939)
Common stock dividends ($0.56 per share)		(242)			(242)
Balance at December 31, 2018	$21,345	$(5,489)	$(539)	$(2,049)	$13,268
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2017-08		(10)	8		(2)
Balance at January 1, 2019	$21,345	$(5,499)	$(531)	$(2,049)	$13,266
Net income		1,715			1,715
Share-based compensation	93				93
Other comprehensive income			654		654
Common stock repurchases				(1,039)	(1,039)
Common stock dividends ($0.68 per share)		(273)			(273)
Balance at December 31, 2019	$21,438	$(4,057)	$123	$(3,088)	$14,416
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2016-13		(1,017)			(1,017)
Balance at January 1, 2020	$21,438	$(5,074)	$123	$(3,088)	$13,399
Net income		1,085			1,085
Share-based compensation	106				106
Other comprehensive income			508		508
Common stock repurchases				(106)	(106)
Common stock dividends ($0.76 per share)		(289)			(289)
Balance at December 31, 2020	$21,544	$(4,278)	$631	$(3,194)	$14,703
(a)Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2020	2019	2018
Operating activities
Net income	$1,085	$1,715	$1,263
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,550	1,555	1,649
Goodwill impairment	50	—	—
Provision for credit losses	1,439	998	918
Gain on mortgage and automotive loans, net	(110)	(28)	(25)
Other (gain) loss on investments, net	(307)	(243)	50
Loss on extinguishment of debt	102	2	1
Originations and purchases of loans held-for-sale	(3,199)	(1,276)	(1,016)
Proceeds from sales and repayments of loans held-for-sale	3,161	1,288	948
Net change in
Deferred income taxes	242	179	330
Interest payable	(229)	118	148
Other assets	15	(28)	(87)
Other liabilities	33	(177)	2
Other, net	(93)	(53)	(31)
Net cash provided by operating activities	3,739	4,050	4,150
Investing activities
Purchases of equity securities	(1,219)	(498)	(1,076)
Proceeds from sales of equity securities	1,087	814	787
Purchases of available-for-sale securities	(17,377)	(15,199)	(7,868)
Proceeds from sales of available-for-sale securities	6,563	7,079	852
Proceeds from repayments of available-for-sale securities	11,903	5,154	3,215
Purchases of held-to-maturity securities	(154)	(514)	(578)
Proceeds from repayments of held-to-maturity securities	457	302	147
Purchases of finance receivables and loans held-for-investment	(7,020)	(4,439)	(5,693)
Proceeds from sales of finance receivables and loans initially held-for-investment	506	1,038	91
Originations and repayments of finance receivables and loans held-for-investment and other, net	15,353	4,252	(3,245)
Purchases of operating lease assets	(4,320)	(4,023)	(3,709)
Disposals of operating lease assets	2,681	2,625	3,089
Acquisitions, net of cash acquired	—	(171)	—
Net change in nonmarketable equity investments	417	190	(181)
Other, net	(450)	(379)	(340)
Net cash provided by (used in) investing activities	8,427	(3,769)	(14,509)

Statement continues on the next page.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2020	2019	2018
Financing activities
Net change in short-term borrowings	(3,395)	(4,456)	(1,426)
Net increase in deposits	16,262	14,547	12,867
Proceeds from issuance of long-term debt	3,660	6,915	18,401
Repayments of long-term debt	(16,107)	(17,224)	(17,940)
Repurchase of common stock	(106)	(1,039)	(939)
Dividends paid	(289)	(273)	(242)
Net cash provided by (used in) financing activities	25	(1,530)	10,721
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	3	3	(5)
Net increase (decrease) in cash and cash equivalents and restricted cash	12,194	(1,246)	357
Cash and cash equivalents and restricted cash at beginning of year	4,380	5,626	5,269
Cash and cash equivalents and restricted cash at end of year	$16,574	$4,380	$5,626
Supplemental disclosures
Cash paid for
Interest	$3,366	$4,034	$3,380
Income taxes	53	64	36
Noncash items
Held-to-maturity securities received in consideration for loans sold	—	—	26
Loans held-for-sale transferred to finance receivables and loans held-for-investment	75	242	—
Finance receivables and loans held-for-investment transferred to loans held-for-sale	495	960	815
Held-to-maturity securities transferred to available-for-sale	—	943	—
In-kind distribution from equity-method investee	226	—	—
Equity consideration received in exchange for restructured loans	5	—	—
Decrease in held-to-maturity securities due to the consolidation of a VIE	10	—	—
Increase in held-for-investment loans and other, net, due to the consolidation of a VIE	224	—	—
Increase in collateralized borrowings, net, due to the consolidation of a VIE	214	—	—
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheet to the Consolidated Statement of Cash Flows.

December 31, ($ in millions)	2020	2019
Cash and cash equivalents on the Consolidated Balance Sheet	$15,621	$3,555
Restricted cash included in other assets on the Consolidated Balance Sheet (a)	953	825
Total cash and cash equivalents and restricted cash in the Consolidated Statement of Cash Flows	$16,574	$4,380
(a)Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 13 for additional details describing the nature of restricted cash balances.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

1.    Description of Business, Basis of Presentation, and Significant Accounting Policies
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, or we, us, or our) is a leading digital financial-services company. As a customer-centric company with passionate customer service and innovative financial solutions, we are relentlessly focused on “Doing it Right” and being a trusted financial-services provider to our consumer, commercial, and corporate customers. We are one of the largest full-service automotive finance operations in the United States and offer a wide range of financial services and insurance products to automotive dealerships and consumers. Our award-winning digital direct bank (Ally Bank, Member FDIC and Equal Housing Lender) offers mortgage lending, point-of-sale personal lending, and a variety of deposit and other banking products, including savings, money-market, and checking accounts, CDs, and IRAs. Additionally, we offer securities-brokerage and investment-advisory services through Ally Invest. Our corporate-finance business offers capital for equity sponsors and middle-market companies. We are a Delaware corporation and are registered as a BHC under the BHC Act, and an FHC under the GLB Act.
Consolidation and Basis of Presentation
The Consolidated Financial Statements include the accounts of the parent and its consolidated subsidiaries, of which it is deemed to possess control, after eliminating intercompany balances and transactions, and include all VIEs in which we are the primary beneficiary. Refer to Note 11 for further details on our VIEs. Other entities in which we have invested and have the ability to exercise significant influence over operating and financial policies of the investee, but upon which we do not possess control, are accounted for by the equity method of accounting within the financial statements and are therefore not consolidated. Our accounting and reporting policies conform to U.S. GAAP. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Certain reclassifications may have been made to the prior periods’ financial statements and notes to conform to the current period’s presentation, which did not have a material impact on our Consolidated Financial Statements.
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
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect income and expenses during the reporting period and related disclosures. In developing the estimates and assumptions, management uses all available evidence; however, actual results could differ because of uncertainties associated with estimating the amounts, timing, and likelihood of possible outcomes. Our most significant estimates pertain to the allowance for loan losses, valuations of automotive operating lease assets and residuals, fair value of financial instruments, and the determination of the provision for income taxes.

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
Equity securities that have a readily determinable fair value are recorded at fair value with changes in fair value recorded in earnings and reported in other gain on investments, net in our Consolidated Statement of Income. These investments, which are primarily attributable to the investment portfolio of our Insurance operations, are included in equity securities on our Consolidated Balance Sheet. Refer to Note 24 for further information on equity securities that are held at fair value.
Our equity securities recognized using other measurement principles include investments in FHLB and FRB stock held to meet regulatory requirements, equity investments related to LIHTCs and the CRA, which do not have a readily determinable fair value, and other equity investments that do not have a readily determinable fair value. Our LIHTC investments are accounted for using the proportional

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
amortization method of accounting for qualified affordable housing investments. Our obligations related to unfunded commitments for our LIHTC investments are included in other liabilities. The majority of our other CRA investments are accounted for using the equity method of accounting. Our investments in LIHTCs and other CRA investments are included in investments in qualified affordable housing projects and equity-method investments, respectively, in other assets on our Consolidated Balance Sheet. Our investments in FHLB and FRB stock are carried at cost, less impairment, if any. Our remaining investments in equity securities are recorded at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under GAAP. These investments, along with our investments in FHLB and FRB stock, are included in nonmarketable equity investments in other assets on our Consolidated Balance Sheet. Investments recorded under the measurement alternative are also reviewed at each reporting period to determine if any adjustments are required for observable price changes in identical or similar securities of the same issuer. As conditions warrant, we review these investments, as well as investments in FHLB and FRB stock, for impairment and adjust the carrying value of the investment if it is deemed to be impaired. Adjustments related to observable price changes or impairment on securities using the measurement alternative and FHLB and FRB stock are recorded in earnings and reported in other income, net in our Consolidated Statement of Income. No impairment on FHLB and FRB stock was recognized in 2020, 2019, or 2018.
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
Loans classified as held-for-sale are presented as loans held-for-sale, net on our Consolidated Balance Sheet and are carried at the lower of their net carrying value or fair value, unless the fair value option was elected, in which case those loans are carried at fair value. Loan origination fees and costs are included in the initial carrying value of loans originated as held-for-sale for which we have not elected the fair value option. Loan origination fees and costs are recognized in earnings when earned or incurred, respectively, for loans classified as held-for-sale for which we have elected the fair value option. We have elected the fair value option for conforming mortgage direct-to-consumer originations for which we have a commitment to sell. The interest rate lock commitment that we enter into for a mortgage loan originated as held-for-sale and certain forward commitments are considered derivatives, which are carried at fair value on our Consolidated Balance Sheet. We have elected the fair value option to measure our nonderivative forward commitments. Changes in the fair value of our interest rate lock commitments, derivative forward commitments, and nonderivative forward commitments related to mortgage loans originated as held-for-sale, as well as changes in the carrying value of loans classified as held-for-sale, are reported through gain on mortgage and automotive loans, net in our Consolidated Statement of Income. Interest income on our loans classified as held-for-sale is recognized based upon the contractual rate of interest on the loan and the unpaid principal balance. We report accrued interest receivable on our loans classified as held-for-sale in other assets on our Consolidated Balance Sheet.
We have also elected the fair value option for certain loans acquired within our consumer other portfolio segment. Changes in fair value related to these loans are reported through other income, net of losses in our Consolidated Statement of Income.
Loans classified as held-for-investment are presented as finance receivables and loans, net on our Consolidated Balance Sheet. Finance receivables and loans are reported at their amortized cost basis, which includes the principal amount outstanding, net of unamortized deferred fees and costs on originated loans, unamortized premiums and discounts on purchased loans, unamortized basis adjustments arising from the designation of finance receivables and loans as the hedged item in qualifying fair value hedge relationships, and cumulative principal charge-offs. We refer to the amortized cost basis less the allowance for loan losses as the net carrying value in finance receivables and loans. Unearned rate support received from an automotive manufacturer on certain automotive loans, deferred origination fees and costs, and premiums and discounts on purchased loans, are amortized over the contractual life of the related finance receivable or loan using the effective interest method. We make various incentive payments for consumer automotive loan originations to automotive dealers and account for these payments as direct loan origination costs. Additionally, we make incentive payments to certain commercial automobile wholesale borrowers and account for these payments as a reduction to interest income in the period they are earned. Interest income on our finance receivables and loans is recognized based on the contractual rate of interest plus the amortization of deferred amounts using the effective interest method. We report accrued interest receivable on our finance receivables and loans in other assets on our Consolidated Balance Sheet. Loan commitment fees are generally deferred and amortized over the commitment period. For information on finance receivables and loans, refer to Note 9.
We have elected to exclude accrued interest receivable from the measurement of our allowance for loan losses for each class of financing receivables. We have also elected to write-off accrued interest receivable by reversing interest income when loans are placed on nonaccrual status for each class of financing receivable.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
◦Mortgage Finance — Consists of consumer first-lien mortgages from our ongoing mortgage operations including direct-to-consumer originations, refinancing of high-quality jumbo mortgages and LMI mortgages, and bulk acquisitions.
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
Nonperforming loans on nonaccrual status are reported in Note 9. The receivable for interest income that is accrued, but not collected, at the date finance receivables and loans are placed on nonaccrual status is reversed against interest income and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Generally, finance receivables and loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.
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
For consumer loans of all classes, various qualitative factors are utilized for assessing the financial difficulty of the borrower. These include, but are not limited to, the borrower’s default status on any of its debts, bankruptcy, and recent changes in financial circumstances (for instance, loss of employment). A concession has been granted when as a result of the modification we do not expect to collect all amounts due under the original loan terms, including interest accrued at the original contract rate. Types of modifications that may be considered concessions include, but are not limited to, extensions of terms at a rate that does not constitute a market rate, a reduction, deferral or forgiveness of principal or interest owed and loans that have been discharged in a Chapter 7 Bankruptcy and have not been reaffirmed by the borrower.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
extensions or deferrals when we expect to collect all amounts due including interest accrued at the original contract rate. However, in response to the COVID-19 pandemic, we offered broad-based deferral programs to all of our customers who requested assistance with their loans.
A restructuring that results in only a delay in payment that is deemed to be insignificant is not a concession and the modification is not considered to be a TDR. In order to assess whether a restructuring that results in a delay in payment is insignificant, we consider the amount of the restructured payments subject to delay in conjunction with the unpaid principal balance or the collateral value of the loan, whether or not the delay is significant with respect to the frequency of payments under the original contract, or the loan’s original expected duration. In the cases where payment extensions on our automotive loan portfolio cumulatively extend beyond 90 days and are more than 10% of the original contractual term or where the cumulative payment extension is beyond 180 days, we deem the delay in payment to be more than insignificant, and as such, classify these types of modifications as TDRs. Otherwise, we believe that the modifications do not represent a concessionary modification and accordingly, they are not classified as TDRs. Additionally, based on guidance issued by federal and state regulatory agencies, loan modifications made in response to the COVID-19 pandemic are not considered TDRs if accounts were considered current at the date the modification program was implemented. Refer to Note 9 for additional information.
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
Net Charge-offs
We disclose the measurement of net charge-offs as the amount of gross charge-offs recognized less recoveries received. Gross charge-offs reflect the amount of the amortized cost basis directly written-off. Generally, we recognize recoveries when they are received and record them as an increase to the allowance for loan losses. As a general rule, consumer automotive loans are fully charged off once a loan becomes 120 days past due. In instances where upon becoming 120 days past due repossession is assured and in process, consumer automotive loans are written down to estimated collateral value, less costs to sell. In our consumer mortgage portfolio segment, first-lien mortgages and a subset of our home equity portfolio that are secured by real estate in a first-lien position are written down to the estimated fair value of the collateral, less costs to sell, once a mortgage loan becomes 180 days past due. Consumer mortgage loans that represent second-lien positions are charged off at 180 days past due. Loans in our consumer other segment are charged off at 120 days past due. Within 60 days of receipt of notification of filing from the bankruptcy court, or within the time frames noted above, consumer automotive and first-lien consumer mortgage loans in bankruptcy are written down to their expected future cash flows, which is generally fair value of the collateral, less costs to sell, and second-lien consumer mortgage loans and consumer other loans are fully charged-off, unless it can be clearly demonstrated that repayment is likely to occur. Regardless of other timelines noted within this policy, loans are considered collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to only be through sale or operation of the collateral. Collateral dependent loans are charged-off to the estimated fair value of the underlying collateral, less costs to sell when foreclosure or repossession proceedings begin.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
Management also considers the need for a reserve on unfunded nonderivative loan commitments across our portfolio segments, including lines of credit and standby letters of credit. We estimate expected credit losses over the contractual period in which we are exposed to credit risk, unless we have the option to unconditionally cancel the obligation. Expected credit losses include consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the estimated life. The reserve for unfunded loan commitments is recorded within other liabilities on our Consolidated Balance Sheet. Refer to Note 28 for information on our unfunded loan commitments.
Consumer Automotive
The allowance for loan losses within the consumer automotive portfolio segment is calculated using proprietary statistical models and other risk indicators applied to pools of loans with similar risk characteristics, including credit bureau score and LTV ratios.
The model generates projections of default rates, prepayment rates, loss severity rates, and recovery rates using macroeconomic and historical loan data. These projections are used to develop transition scenarios to predict the portfolio’s migration from the current or past-due status to various future states over the life of the loan. While the macroeconomic data that is used to calculate expected credit losses includes interest rate indices and national and state-level home price indices, national and state-level unemployment rates are the most impactful macroeconomic factors in calculating expected lifetime credit losses. The loss severity within the consumer automotive portfolio segment is impacted by the market values of vehicles that are repossessed. Vehicle market values are affected by numerous factors including vehicle supply, the condition of the vehicle upon repossession, the overall price and volatility of gasoline or diesel fuel, consumer preference related to specific vehicle segments, and other factors. The model output is then aggregated to calculate expected lifetime credit losses.
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
Refer to Note 9 for information on the allowance for loan losses.
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
In the case of a consolidated on-balance-sheet VIE used for a securitization, the underlying assets remain on our Consolidated Balance Sheet with the corresponding obligations to third-party beneficial interest holders reflected as debt. We recognize income on the assets, interest expense on the debt issued by the VIE, and losses on the assets as incurred. Consolidation of the VIE precludes us from recording an accounting sale on the transaction.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Lease Accounting
At contract inception, we determine whether the contract is or contains a lease based on the terms and conditions of the contract. Refer to Investments in Operating Leases below for leases in which we are the lessor. Lease contracts for which we are the lessee are recognized on our Consolidated Balance Sheet as ROU assets and lease liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of the future lease payments over the expected lease term. We utilize our incremental borrowing rate, which is the rate we would incur to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment since the interest rate implicit in the lease contract is typically not readily determinable. The ROU asset also includes initial direct costs paid less lease incentives received from the lessor. Our lease contracts are generally classified as operating and, as a result, we recognize a single lease cost within other operating expenses on the income statement on a straight-line basis over the lease term.
Our leases primarily consist of property-leases and fleet vehicle leases. Our property-lease agreements generally contain a lease component, which includes the right to use the real estate, and non-lease components, which generally include utilities and common area maintenance services. We elected the practical expedient to account for the lease and non-lease components in our property leases as a single lease component for recognition and measurement of our ROU assets and lease liabilities. Our property leases include variable-rent payments made during the lease term which are not based on a rate or index, are excluded from the measurement of the ROU assets and lease liabilities, and are recognized as a component of variable lease expense as incurred. We have elected not to recognize ROU assets and lease liabilities on property-leases with terms of one year or less. Our fleet vehicle leases also include a lease component, which includes the right to use the vehicle, and non-lease components, which include maintenance, fuel, and administrative services. However, we’ve elected to account for the lease and non-lease components in our fleet vehicle leases separately. As such, the non-lease components are excluded from the measurement of the ROU asset and lease liability and are recognized as other operating expenses as incurred.
Investment in Operating Leases
Investment in operating leases, net, represents the vehicles that are underlying our automotive operating lease contracts and is reported at cost, less accumulated depreciation and net of impairment charges and origination fees or costs. Depreciation of vehicles is recorded on a straight-line basis to an estimated residual value over the lease term. Manufacturer support payments that we receive upfront are treated as a reduction to the cost-basis in the underlying operating lease asset, which has the effect of reducing depreciation expense over the life of the contract. We periodically evaluate our depreciation rate for leased vehicles based on expected residual values and adjust depreciation expense over the remaining life of the lease if deemed necessary. Income from operating lease assets including lease origination fees, net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term. We have elected to exclude sales taxes collected from the lessee from our consideration in the lease contract and from variable lease payments not included in contract consideration.
We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally generated data is compared against third-party, independent data for reasonableness. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary when there is an indication of impairment based on market considerations and portfolio characteristics. Impairment is determined to exist if fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the operating lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized in 2020, 2019, or 2018. We accrue rental income on our operating leases when collection is reasonably assured. We generally discontinue the accrual of revenue on operating leases at the time an account is determined to be uncollectible, which we determine to be the earliest of (i) the time of repossession, (ii) within 60 days of bankruptcy notification, unless it can be clearly demonstrated that repayment is likely to occur, or (iii) greater than 120 days past due.
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
Impairment of Long-lived Assets
The net carrying values of long-lived assets (including property and equipment) are evaluated for impairment whenever events or changes in circumstances indicate that their net carrying values may not be recoverable from the estimated undiscounted future cash flows expected to result from their use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of their net carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment is measured as the amount by which the net carrying amount of the assets exceeds the fair value estimated using a discounted cash flow method. No material impairment was recognized in 2020, 2019, or 2018.

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
Goodwill and Other Intangibles
Goodwill and intangible assets, net of accumulated amortization, are reported in other assets in our Consolidated Balance Sheet.
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
Unearned Insurance Premiums and Service Revenue
Insurance premiums, net of premiums ceded to reinsurers, and service revenue are earned over the terms of the policies. The portion of premiums and service revenue written applicable to the unexpired terms of the policies is recorded as unearned insurance premiums or unearned service revenue. For vehicle service, GAP, and maintenance contracts, premiums and service revenues are earned on a basis proportionate to the anticipated cost emergence. For additional information related to these contracts, refer to Note 3. For other short duration contracts, premiums and service revenue are earned on a pro rata basis. For further information, refer to Note 4.
Deferred Insurance Policy Acquisition Costs
Incremental direct costs incurred to originate a policy are deferred and recorded in premiums receivable and other insurance assets on our Consolidated Balance Sheet. These costs primarily include commissions paid to dealers to originate these policies and vary with the production of business. Deferred policy acquisition costs are amortized over the terms of the related policies and service contracts on the same basis as premiums and service revenue are earned. We group costs incurred for acquiring like contracts and consider anticipated investment income in determining the recoverability of these costs.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
We use a combination of methods commonly used in the insurance industry, including the chain ladder development factor, expected loss, Bornhuetter Ferguson (BF), and frequency and severity methods to determine the ultimate losses for an individual business line as well as accident year basis depending on the maturity of the accident period and business-line specifics. These methodologies are based on different assumptions and use various inputs to develop alternative estimates of losses. The chain ladder development factor is used for more mature years while the expected loss, BF, and frequency and severity methods are used for less mature years. Both paid and incurred loss and loss adjustment expenses are reviewed where available and a weighted average of estimates or a single method may be considered in selecting the final estimate for an individual accident period. We did not change our methodology for developing reserves for insurance losses for the year ended December 31, 2020.
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
Legal and Regulatory Reserves
Liabilities for legal and regulatory matters are accrued and established when those matters present loss contingencies that are both probable and estimable, with a corresponding amount recorded to other operating expense Consolidated Statement of Income. In cases where we have an accrual for losses, it is our policy to include an estimate for probable and estimable legal expenses related to the case. If, at the time of evaluation, the loss contingency related to a legal or regulatory matter is not both probable and estimable, we do not establish a liability for the contingency. We continue to monitor legal and regulatory matters for further developments that could affect the requirement to establish a liability or that may impact the amount of a previously established liability. There may be exposure to loss in excess of any amounts recognized. For certain other matters where the risk of loss is determined to be reasonably possible, estimable, and material to the financial statements, disclosure regarding details of the matter and an estimated range of loss is required. The estimated range of possible loss does not represent our maximum loss exposure. We also disclose matters that are deemed probable or reasonably possible, material to the financial statements, but for which an estimated range of loss is not possible to determine. While we believe our reserves are adequate, the outcome of legal and regulatory proceedings is extremely difficult to predict, and we may settle claims or be subject to judgments for amounts that differ from our estimates. For information regarding the nature of all material contingencies, refer to Note 29.
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
At the inception of a qualifying hedge accounting relationship, we designate each qualifying hedge relationship as a hedge of the fair value of a specifically identified asset or liability (fair value hedge); as a hedge of the variability of cash flows to be received or paid, or forecasted to be received or paid, related to a recognized asset or liability (cash flow hedge); or as a hedge of the foreign-currency exposure of a net investment in a foreign operation (net investment hedge). We formally document all relationships between hedging instruments and hedged items, as well as the risk management objectives for undertaking such hedge transactions. Both at hedge inception and on an ongoing basis, we formally assess whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results adjusted for changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The adoption of the amendments resulted in a reduction to our opening retained earnings of approximately $1.0 billion, net of income taxes, resulting from a pretax increase to our allowance for credit losses of approximately $1.3 billion, primarily driven by our consumer automotive loan portfolio. The increase is primarily related to the difference between loss emergence periods previously utilized, as compared to estimating lifetime credit losses as required by the CECL standard. We did not experience a material impact to the allowance for loan losses from any of our other lending portfolios. Additionally, the adoption of CECL did not result in a material impact to our held-to-maturity securities portfolio, which is primarily composed of agency-backed mortgage securities, or our available-for-sale securities portfolio. We have elected to phase-in the estimated impact of CECL into regulatory capital in accordance with the interim final rule of the FRB and other U.S. banking agencies that became effective on March 31, 2020, and was subsequently clarified and adjusted in a final rule that became effective September 30, 2020. As a result, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. Refer to Note 20 for further details about the impact of CECL on regulatory capital.
Our quantitative allowance for loan loss estimates under CECL is impacted by certain forecasted economic factors. In order to estimate the quantitative portion of our allowance for loan losses under CECL, our modeling processes rely on a single forecast scenario for each macroeconomic factor incorporated. To derive macroeconomic assumptions in this single scenario, we have elected to forecast these macroeconomic factors over a 12-month period, which we have determined to be reasonable and supportable. After the 12-month reasonable and supportable forecast period, we have elected to revert on a straight-line basis over a 24-month period to a historical mean for each macroeconomic factor. The mean is calculated from historical data spanning from January 2008 through the most current period, and as a result, includes data points from the last recessionary period. In addition to our quantitative allowance for loan losses, we also incorporate qualitative adjustments that may relate to idiosyncratic risks, changes in current economic conditions that may not be reflected in quantitatively derived results, or other relevant factors to further inform our estimate of the allowance for loan losses.
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
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope of ASU 2020-04 indicating that certain optional expedients and exceptions included in ASU 2020-04 are applicable to derivative instruments affected by the market-wide change in interest rates used for discounting, margining, or contract price alignment. We adopted the amendments in this ASU immediately upon issuance in January 2021 on a prospective basis and will apply this guidance, along with the guidance from ASU 2020-04, as contracts are modified through December 2022. The adoption did not have an immediate direct impact on our financial statements. We do not expect there to be a material impact to our financial statements.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
The following is a description of our primary revenue sources that are derived from contracts with customers. Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to our customers, and in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. For information regarding our revenue recognition policies outside the scope of the revenue recognition principles of ASC Topic 606, Revenue from Contracts with Customers, refer to Note 1.
•Noninsurance contracts — We sell VSCs that offer owners mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle limited warranty. We sell GAP contracts that protect the customer against having to pay certain amounts to a lender above the fair market value of their vehicle if the vehicle is damaged and declared a total loss or stolen. We also sell VMCs that provide coverage for certain agreed-upon services, such as oil changes and tire rotations, over the coverage period. We receive payment in full at the inception of each of these contracts. Our performance obligation for these contracts is satisfied over the term of the contract and we recognize revenue over the contract term on a basis proportionate to the anticipated incurrence of costs, as we believe this is the most appropriate method to measure progress towards satisfaction of the performance obligation.
•Sale of off-lease vehicles — When a customer’s vehicle lease matures, the customer has the option of purchasing or returning the vehicle. If the vehicle is returned to us, we obtain possession with the intent to sell through SmartAuction—our online auction platform, our dealer channel, or through various other physical auctions. Our performance obligation is satisfied and the remarketing gain or loss is recognized when control of the vehicle has passed to the buyer, which coincides with the sale date. Our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense on operating lease assets in our Consolidated Statement of Income.
•Remarketing fee income — In addition to using SmartAuction as a remarketing channel for our returned lease vehicles, we maintain the SmartAuction internet auction site and administer the auction process for third-party use. We earn a service fee from dealers for every third-party vehicle sold through SmartAuction. Our performance obligation is to provide the online marketplace for used vehicle transactions to be consummated. This obligation is satisfied and revenue is recognized when control of the vehicle has passed to the buyer, which coincides with the sale date. This revenue is recorded as remarketing fees within other income in our Consolidated Statement of Income.
•Brokerage commissions and other revenues through Ally Invest — We charge fees to customers related to their use of certain services on our Ally Invest digital wealth management and online brokerage platform. These fees include commissions on low-priced securities, option contracts, other security types, account service fees, account management fees on professional portfolio management services, and other ancillary fees. Commissions on customer-directed trades and account service fees are based on published fee schedules and are generated from a customer option to purchase the services offered under the contract. These options do not represent a material right and are only considered a contract when the customer executes their option to purchase these services. Based on this, the term of the contract does not extend beyond services provided, and as such revenue is recognized upon the completion of our performance obligation, which we view as the successful execution of the trade or service. Revenue on professional portfolio management services is calculated monthly based upon a fixed percentage of the client’s assets under management. Due to the fact that this revenue stream is composed of variable consideration that is based on factors outside of our control, we have deemed this revenue as constrained and we are unable to estimate the initial transaction price at the inception of the contract. We have elected to use the practical expedient under GAAP to recognize revenue monthly based on the amount we are able to invoice the customer. We also earn revenue from a fee-sharing agreement with our clearing broker related to the interest income the clearing broker earns on customer cash balances, securities lending, and margin loans made to our customers. We concluded the initial transaction price is exclusively variable consideration and, based on the nature of our performance obligation to allow the clearing broker to collect interest income from cash deposits and customer loans from our customers, we are unable to determine the amount of revenue to be recognized until the total customer cash balance or the total interest income recognized on margin loans has been determined, which occurs monthly. These revenue streams are recorded as other income in our Consolidated Statement of Income.
•Brokered/agent commissions through Insurance operations — We have agreements with third parties to offer various vehicle protection products to consumers. We also have agreements with third-party insurers to offer various insurance coverages to dealers. Our performance obligation for these arrangements is satisfied when a customer or dealer has purchased a vehicle protection product or an insurance policy through the third-party provider. In determining the initial transaction price for these

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
agreements, we noted that revenue on brokered/agent commissions is based on the volume of vehicle protection product contracts sold or a percentage of insurance premium written, which is not known to us at the inception of the agreements with these third-party providers. We believe the initial transaction price is exclusively variable consideration and, based on the nature of the performance obligation, we are unable to determine the amount of revenue we will record until the customer purchases a vehicle protection product or a dealer purchases an insurance policy from the third-party provider. Once we are notified of vehicle protection product sales or insurance policies issued by the third-party providers, we record the commission earned as insurance premiums and service revenues earned in our Consolidated Statement of Income.
•Deposit account and other banking fees — We charge depositors various account service fees including those for outgoing wires, excessive transactions, overdrafts, stop payments, and returned deposits. These fees are generated from a customer option to purchase services offered under the contract. These options do not represent a material right and are only considered a contract in accordance with the revenue recognition principles when the customer exercises their option to purchase these account services. Based on this, the term for our contracts with customers is considered day-to-day, and the contract does not extend beyond the services already provided. Revenue derived from deposit account fees is recorded at the point in time we perform the requested service, and is recorded as other income in our Consolidated Statement of Income. As a debit card issuer, we also generate interchange fee income from merchants during debit card transactions and incur certain corresponding charges from merchant card networks. Our performance obligation is satisfied when we have initiated the payment of funds from a customer’s account to a merchant through our contractual agreements with the merchant card networks. Interchange fees are reported on a net basis as other income in our Consolidated Statement of Income.
•Other revenue — Other revenue primarily includes service revenue related to various account management functions and fee income derived from third-party lenders arranged through Clearlane—our online automotive lender exchange. These revenue streams are recorded as other income in our Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents a disaggregated view of our revenue from contracts with customers included in other revenue that falls within the scope of the revenue recognition principles of ASC Topic 606, Revenue from Contracts with Customers.

Year ended December 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2020
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$584	$—	$—	$—	$584
Remarketing fee income	73	—	—	—	—	73
Brokerage commissions and other revenue	—	—	—	—	52	52
Brokered/agent commissions	—	16	—	—	—	16
Deposit account and other banking fees	—	—	—	—	12	12
Other	15	1	—	—	—	16
Total revenue from contracts with customers	88	601	—	—	64	753
All other revenue	116	733	102	45	234	1,230
Total other revenue (d)	$204	$1,334	$102	$45	$298	$1,983
2019
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$542	$—	$—	$—	$542
Remarketing fee income	74	—	—	—	—	74
Brokerage commissions and other revenue	—	—	—	—	61	61
Brokered/agent commissions	—	14	—	—	—	14
Deposit account and other banking fees	—	—	—	—	16	16
Other	19	1	—	—	—	20
Total revenue from contracts with customers	93	557	—	—	77	727
All other revenue	156	717	22	45	94	1,034
Total other revenue (d)	$249	$1,274	$22	$45	$171	$1,761
(a)We had opening balances of $2.9 billion and $2.6 billion in unearned revenue associated with outstanding contracts at January 1, 2020, and January 1, 2019, respectively, and $866 million and $816 million of these balances were recognized as insurance premiums and service revenue earned in our Consolidated Statement of Income during the years ended December 31, 2020, and December 31, 2019, respectively.
(b)At December 31, 2020, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $808 million in 2021, $722 million in 2022, $613 million in 2023, $433 million in 2024, and $416 million thereafter. At December 31, 2019, we had unearned revenue of $2.9 billion associated with outstanding contracts.
(c)We had deferred insurance assets of $1.7 billion and $1.8 billion at January 1, 2020, and December 31, 2020, respectively, and recognized $498 million of expense during the year ended December 31, 2020. We had deferred insurance assets of $1.5 billion and $1.7 billion at January 1, 2019, and December 31, 2019, respectively, and recognized $463 million of expense during the year ended December 31, 2019.
(d)Represents a component of total net revenue. Refer to Note 26 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $127 million for the year ended December 31, 2020, and $69 million for the year ended December 31, 2019, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
4.    Insurance Premiums and Service Revenue
The following table is a summary of insurance premiums and service revenue written and earned.

	2020		2019		2018
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned
Insurance premiums
Direct	$438	$429	$491	$464	$420	$414
Assumed	3	3	—	2	—	4
Gross insurance premiums	441	432	491	466	420	418
Ceded	(211)	(208)	(232)	(209)	(219)	(197)
Net insurance premiums	230	224	259	257	201	221
Service revenue	999	879	1,051	830	973	801
Insurance premiums and service revenue written and earned	$1,229	$1,103	$1,310	$1,087	$1,174	$1,022
5.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

Year ended December 31, ($ in millions)	2020	2019	2018
Income from equity-method investments	$161	$62	$46
Gain on nonmarketable equity investments, net	99	9	4
Late charges and other administrative fees	93	114	110
Remarketing fees	73	74	79
Servicing fees	10	17	27
Other, net	129	129	152
Total other income, net of losses	$565	$405	$418

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
6.     Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows incurred claims and allocated loss adjustment expenses, net of reinsurance.

	For the years ended December 31, ($ in millions)									December 31, 2020 ($ in millions)
	(unaudited supplementary information)									Total of incurred-but-not-reported liabilities plus expected development on reported claims (b)	Cumulative number of reported claims (b)
Accident year (a)	2012	2013	2014	2015	2016	2017	2018	2019	2020
2012	$435	$430	$423	$423	$423	$422	$422	$421	$421	$—	772,554
2013		376	365	370	370	369	368	368	368	—	672,279
2014			390	389	388	388	388	388	388	—	525,298
2015				274	271	272	272	272	272	—	342,275
2016					326	327	328	328	328	—	476,050
2017						310	314	315	315	—	481,716
2018							271	272	272	—	506,325
2019								303	306	—	541,221
2020									343	26	472,184
Total									$3,013
(a)Due to the discontinuation of various product lines and sale of certain international operations, information prior to 2012 has been excluded from the table in order to appropriately reflect the number of years for which claims are typically outstanding. In addition, given the short tail of our insurance contracts, the table above reflects the combined presentation of all business lines.
(b)Claims are reported on a claimant basis. Claimant is defined as one vehicle for GAP products, one repair for VSCs and VMCs, one dealership for dealer inventory products, and per individual/coverage for run-off personal automotive products.
The following table shows cumulative paid claims and allocated loss adjustment expenses, net of reinsurance.

	For the years ended December 31, ($ in millions)
	(unaudited supplementary information)
Accident year (a)	2012	2013	2014	2015	2016	2017	2018	2019	2020
2012	$391	$412	$416	$418	$419	$421	$421	$421	$421
2013		347	364	366	368	368	368	368	368
2014			369	388	388	388	388	388	388
2015				252	272	272	272	272	272
2016					302	327	328	328	328
2017						289	315	315	315
2018							245	273	273
2019								278	306
2020									313
Total									$2,984
All outstanding liabilities for loss and allocated loss adjustment expenses before 2012, net of reinsurance									8
Reserves for insurance losses and allocated loss adjustment expenses, net of reinsurance									$37
(a)Due to the discontinuation of various product lines and sale of certain international operations, information prior to 2012 has been excluded from the table in order to appropriately reflect the number of years for which claims are typically outstanding. In addition, given the short tail of our insurance contracts, the table above reflects the combined presentation of all business lines.
The following table shows the average annual percentage payout of incurred claims by age, net of reinsurance. The information presented is unaudited supplementary information.

Year	1	2	3	4	5	6	7	8	9
Percentage payout of incurred claims	92.5%	6.8%	0.3%	0.2%	—%	0.1%	—%	—%	—%

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table shows a reconciliation of the disclosures of incurred and paid claims development to the reserves for insurance losses and loss adjustment expenses.

December 31, ($ in millions)	2020	2019	2018
Reserves for insurance losses and loss adjustment expenses, net of reinsurance	$37	$32	$35
Total reinsurance recoverable on unpaid claims	90	88	96
Unallocated loss adjustment expenses	2	2	3
Total gross reserves for insurance losses and loss adjustment expenses	$129	$122	$134
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2020	2019	2018
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$122	$134	$140
Less: Reinsurance recoverable	88	96	108
Net reserves for insurance losses and loss adjustment expenses at January 1,	34	38	32
Net insurance losses and loss adjustment expenses incurred related to:
Current year	360	321	291
Prior years (a)	3	—	4
Total net insurance losses and loss adjustment expenses incurred	363	321	295
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(328)	(295)	(263)
Prior years	(30)	(30)	(26)
Total net insurance losses and loss adjustment expenses paid or payable	(358)	(325)	(289)
Net reserves for insurance losses and loss adjustment expenses at December 31,	39	34	38
Plus: Reinsurance recoverable	90	88	96
Total gross reserves for insurance losses and loss adjustment expenses at December 31,	$129	$122	$134
(a)There have been no material adverse changes to the reserve for prior years.
7.    Other Operating Expenses
Details of other operating expenses were as follows.

Year ended December 31, ($ in millions)	2020	2019	2018
Insurance commissions	$517	$475	$440
Technology and communications	314	311	299
Lease and loan administration	203	172	164
Advertising and marketing	171	180	172
Property and equipment depreciation	136	96	87
Professional services	118	126	133
Regulatory and licensing fees	96	115	121
Vehicle remarketing and repossession	73	105	111
Occupancy	57	57	45
Non-income taxes	28	34	29
Amortization of intangible assets	18	13	11
Other	313	202	202
Total other operating expenses	$2,044	$1,886	$1,814

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

	2020				2019
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
December 31, ($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$783	$20	$—	$803	$2,059	$6	$(17)	$2,048
U.S. States and political subdivisions	1,046	50	(1)	1,095	623	19	(1)	641
Foreign government	167	9	—	176	184	3	(1)	186
Agency mortgage-backed residential	18,053	538	(3)	18,588	21,183	257	(36)	21,404
Mortgage-backed residential	2,595	49	(4)	2,640	2,841	20	(11)	2,850
Agency mortgage-backed commercial	4,063	139	(13)	4,189	1,344	44	(6)	1,382
Mortgage-backed commercial	—	—	—	—	41	1	—	42
Asset-backed	420	5	—	425	365	3	—	368
Corporate debt	1,809	105	—	1,914	1,327	37	(1)	1,363
Total available-for-sale securities (a) (b) (c) (d) (e)	$28,936	$915	$(21)	$29,830	$29,967	$390	$(73)	$30,284
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,253	$79	$(1)	$1,331	$1,547	$38	$(6)	$1,579
Asset-backed retained notes	—	—	—	—	21	—	—	21
Total held-to-maturity securities (e) (f) (g)	$1,253	$79	$(1)	$1,331	$1,568	$38	$(6)	$1,600
(a)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $13 million and $12 million at December 31, 2020, and December 31, 2019, respectively.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 21 for additional information.
(c)Available-for-sale securities with a fair value of $145 million and $1.9 billion at December 31, 2020, and December 31, 2019, respectively, were pledged to secure advances from the FHLB, other short-term borrowings, or for other purposes as required by contractual obligation or law. Under these agreements, we granted the counterparty the right to sell or pledge $145 million and $118 million of the underlying investment securities at December 31, 2020, and December 31, 2019, respectively.
(d)Totals do not include accrued interest receivable, which was $90 million and $98 million at December 31, 2020, and December 31, 2019, respectively. Accrued interest receivable is included in other assets on our Consolidated Balance Sheet.
(e)There was no allowance for credit losses recorded at December 31, 2020, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(f)Held-to-maturity securities with a fair value of $915 million at December 31, 2019, were pledged to secure advances from the FHLB. We did not pledge any held-to-maturity securities at December 31, 2020.
(g)Totals do not include accrued interest receivable, which was $3 million at both December 31, 2020, and 2019. Accrued interest receivable is included in other assets on our Consolidated Balance Sheet.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
December 31, 2020
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$803	1.2%	$13	0.1%	$708	1.1%	$82	1.7%	$—	—%
U.S. States and political subdivisions	1,095	3.0	49	1.4	103	2.3	228	2.7	715	3.3
Foreign government	176	2.1	9	1.7	86	2.3	81	1.9	—	—
Agency mortgage-backed residential	18,588	3.1	—	—	—	—	37	2.0	18,551	3.1
Mortgage-backed residential	2,640	3.1	—	—	—	—	36	2.9	2,604	3.1
Agency mortgage-backed commercial	4,189	1.9	—	—	—	—	1,628	2.3	2,561	1.7
Asset-backed	425	2.9	—	—	349	3.0	49	1.8	27	3.1
Corporate debt	1,914	2.7	155	2.7	625	2.9	1,077	2.6	57	2.1
Total available-for-sale securities	$29,830	2.8	$226	2.3	$1,871	2.2	$3,218	2.4	$24,515	3.0
Amortized cost of available-for-sale securities	$28,936		$224		$1,808		$3,022		$23,882
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,253	3.0%	$—	—%	$—	—%	$—	—%	$1,253	3.0%
Total held-to-maturity securities	$1,253	3.0	$—	—	$—	—	$—	—	$1,253	3.0
December 31, 2019
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,048	1.5%	$65	2.1%	$1,590	1.4%	$393	1.7%	$—	—%
U.S. States and political subdivisions	641	3.1	22	2.7	75	2.3	159	2.8	385	3.4
Foreign government	186	1.9	35	0.4	65	2.3	86	2.3	—	—
Agency mortgage-backed residential	21,404	3.2	—	—	—	—	47	2.0	21,357	3.2
Mortgage-backed residential	2,850	3.2	—	—	—	—	—	—	2,850	3.2
Agency mortgage-backed commercial	1,382	2.9	—	—	3	3.2	1,109	3.0	270	2.4
Mortgage-backed commercial	42	3.5	—	—	—	—	—	—	42	3.5
Asset-backed	368	3.5	—	—	317	3.6	5	2.7	46	3.0
Corporate debt	1,363	3.2	125	2.9	580	3.0	649	3.4	9	3.3
Total available-for-sale securities	$30,284	3.1	$247	2.3	$2,630	2.1	$2,448	2.8	$24,959	3.2
Amortized cost of available-for-sale securities	$29,967		$246		$2,624		$2,378		$24,719
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,547	3.2%	$—	—%	$—	—%	$—	—%	$1,547	3.2%
Asset-backed retained notes	21	2.2	—	—	21	2.2	—	—	—	—
Total held-to-maturity securities	$1,568	3.2	$—	—	$21	2.2	$—	—	$1,547	3.2
(a)Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.
The balances of cash equivalents were $25 million and $73 million at December 31, 2020, and December 31, 2019, respectively, and were composed primarily of money-market funds and short-term securities, including U.S. Treasury bills.
The following table presents interest and dividends on investment securities.

Year ended December 31, ($ in millions)	2020	2019	2018
Taxable interest	$654	$858	$690
Taxable dividends	21	14	14
Interest and dividends exempt from U.S. federal income tax	17	15	25
Interest and dividends on investment securities	$692	$887	$729

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

Year ended December 31, ($ in millions)	2020	2019	2018
Available-for-sale securities
Gross realized gains	$173	$82	$12
Gross realized losses (a)	(2)	(4)	(1)
Net realized gains on available-for-sale securities	171	78	11
Net realized gain on equity securities	107	73	60
Net unrealized gain (loss) on equity securities	29	92	(121)
Other gain (loss) on investments, net	$307	$243	$(50)
(a)Certain available-for-sale securities were sold at a loss during the years ended December 31, 2020, 2019, and 2018, as a result of identifiable market events, or a loss that was realized based on corporate actions outside of our control (such as a call by the issuer). Any such sales were made in accordance with our risk-management policies and practices.
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of December 31, 2020. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, and Fitch. They represent a composite of the ratings or, where credit ratings cannot be sourced from the agencies, are presented based on the asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of December 31, 2020. We have not recorded any interest income reversals on our held-to-maturity securities during the year ended December 31, 2020.

	December 31, 2020
($ in millions)	AA	Total (a)
Debt securities
Agency mortgage-backed residential	$1,253	$1,253
Total held-to-maturity securities	$1,253	$1,253
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
The following table summarizes held-to-maturity securities in an unrealized loss position at December 31, 2019, prior to the adoption of CECL, as defined by the previous accounting guidance in effect at that time.

	December 31, 2019
	Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$283	$(6)	$—	$—
Asset-backed retained notes	—	—	3	—
Total held-to-maturity debt securities	$283	$(6)	$3	$—

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1. As of December 31, 2020, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result of this evaluation, management determined that no credit reserves were required at December 31, 2020. We have not recorded any interest income reversals on our available-for-sale securities during the year ended December 31, 2020.

	2020				2019
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
December 31, ($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$3	$—	$—	$—	$1,267	$(11)	$279	$(6)
U.S. States and political subdivisions	83	(1)	—	—	72	(1)	5	—
Foreign government	7	—	—	—	40	(1)	3	—
Agency mortgage-backed residential	1,225	(3)	—	—	4,606	(23)	908	(13)
Mortgage-backed residential	316	(4)	—	—	613	(4)	203	(7)
Agency mortgage-backed commercial	926	(13)	—	—	335	(6)	—	—
Asset-backed	11	—	—	—	8	—	11	—
Corporate debt	59	—	5	—	71	—	41	(1)
Total available-for-sale securities	$2,630	$(21)	$5	$—	$7,012	$(46)	$1,450	$(27)
We adopted CECL on January 1, 2020, on a modified retrospective basis, as further described in Note 1. Under the new guidance, once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Prior to adoption of this standard, when a decline in fair value of a debt security was determined to be other than temporary, an impairment charge for the credit component was recorded, and a new cost basis in the investment was established. During the year ended December 31, 2020, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
9.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

December 31, ($ in millions)	2020	2019
Consumer automotive (a)	$73,668	$72,390
Consumer mortgage
Mortgage Finance (b)	14,632	16,181
Mortgage — Legacy (c)	495	1,141
Total consumer mortgage	15,127	17,322
Consumer other (d)	407	212
Total consumer	89,202	89,924
Commercial
Commercial and industrial
Automotive	19,082	28,332
Other	5,242	5,014
Commercial real estate	5,008	4,961
Total commercial	29,332	38,307
Total finance receivables and loans (e) (f)	$118,534	$128,231
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 21 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $8 million and $11 million at December 31, 2020, and December 31, 2019, respectively. All of these loans have exited the interest-only period.
(c)Includes loans originated as interest-only mortgage loans of $30 million and $212 million at December 31, 2020, and December 31, 2019, respectively, of which 99% have exited the interest-only period.
(d)Includes $8 million and $11 million of finance receivables at December 31, 2020, and December 31, 2019, respectively, for which we have elected the fair value option.
(e)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.0 billion at December 31, 2020.
(f)Totals do not include accrued interest receivable, which was $587 million and $488 million at December 31, 2020, and December 31, 2019, respectively. Accrued interest receivable is included in other assets on our Consolidated Balance Sheet.
The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans for the year ended December 31, 2020, and includes the cumulative effect of adopting CECL.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at December 31, 2019	$1,075	$46	$9	$133	$1,263
Cumulative effect of the adoption of Accounting Standards Update 2016-13	1,334	(6)	16	2	1,346
Allowance at January 1, 2020	2,409	40	25	135	2,609
Charge-offs (b)	(1,244)	(13)	(15)	(54)	(1,326)
Recoveries	542	16	1	3	562
Net charge-offs	(702)	3	(14)	(51)	(764)
Provision for credit losses	1,194	(10)	62	193	1,439
Other	1	—	—	(2)	(1)
Allowance at December 31, 2020	$2,902	$33	$73	$275	$3,283
(a)Excludes $8 million and $11 million of finance receivables at December 31, 2020, and December 31, 2019, respectively, for which we have elected the fair value option.
(b)Refer to Note 1 for information regarding our charge-off policies.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans for the year ended December 31, 2019, prior to the adoption of CECL, as defined by the previous accounting guidance in effect at that time.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2019	$1,048	$53	$—	$141	$1,242
Charge-offs (b)	(1,423)	(13)	(5)	(49)	(1,490)
Recoveries	493	21	—	—	514
Net charge-offs	(930)	8	(5)	(49)	(976)
Provision for credit losses	957	(13)	14	40	998
Other	—	(2)	—	1	(1)
Allowance at December 31, 2019	$1,075	$46	$9	$133	$1,263
Allowance for loan losses at December 31, 2019
Individually evaluated for impairment	$38	$18	$—	$33	$89
Collectively evaluated for impairment	1,037	28	9	100	1,174
Finance receivables and loans at gross carrying value
Ending balance	$72,390	$17,322	$201	$38,307	$128,220
Individually evaluated for impairment	538	208	—	215	961
Collectively evaluated for impairment	71,852	17,114	201	38,092	127,259
(a)Excludes $11 million of finance receivables at December 31, 2019, for which we have elected the fair value option.
(b)Refer to Note 1 for information regarding our charge-off policies.
During the second half of March 2020, the U.S. economy experienced a significant deterioration driven by the COVID-19 pandemic, which impacted our allowance for loan losses. Primarily as a result of the deterioration in the macroeconomic outlook from COVID-19, we posted additional reserves through provision expense in the first and second quarters of 2020. During the third and fourth quarters of 2020, the economic outlook began to improve which resulted in reductions in our allowance for loan losses in those periods.
The following table presents information about significant sales of finance receivables and loans and transfers of finance receivables and loans from held-for-investment to held-for-sale based on net carrying value.

Year ended December 31, ($ in millions)	2020	2019
Consumer automotive	$—	$20
Consumer mortgage	464	940
Total sales and transfers	$464	$960
The following table presents information about significant purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

Year ended December 31, ($ in millions)	2020	2019
Consumer automotive	$2,355	$531
Consumer mortgage	4,230	3,451
Consumer other (a)	—	117
Commercial	5	46
Total purchases of finance receivables and loans	$6,590	$4,145
(a)During the year ended December 31, 2019, we also obtained $75 million of finance receivables and loans from our acquisition of Health Credit Services, which we renamed Ally Lending. For additional information on our acquisition, refer to Note 2.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Nonaccrual and Impaired Loans
Following the adoption of CECL as of January 1, 2020, the definitions of impairment and related impaired loan disclosures were removed. Under CECL, we present the amortized cost of our finance receivables and loans on nonaccrual status including such loans with no allowance. The following table presents the amortized cost of our finance receivables and loans on nonaccrual status as of the beginning or end of the year ended December 31, 2020. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of December 31, 2020, and December 31, 2019.

		December 31, 2020
($ in millions)	Nonaccrual status at Jan. 1, 2020	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$762	$1,256	$604
Consumer mortgage
Mortgage Finance	17	67	18
Mortgage — Legacy	40	35	28
Total consumer mortgage	57	102	46
Consumer other	2	3	—
Total consumer	821	1,361	650
Commercial
Commercial and industrial
Automotive	73	40	10
Other	138	116	41
Commercial real estate	4	5	5
Total commercial	215	161	56
Total consumer and commercial finance receivables and loans	$1,036	$1,522	$706
(a)Represents a component of nonaccrual status at end of period.
During the year ended December 31, 2020, we recorded interest income from cash payments of $8 million associated with finance receivables and loans in nonaccrual status.
The following table presents information about our impaired finance receivables and loans at December 31, 2019, prior to the adoption of CECL, as defined by the previous accounting guidance in effect at that time.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents average balance and interest income for our impaired finance receivables and loans for the years ended December 31, 2019, and December 31, 2018, prior to the date of adoption of CECL, as defined by the previous accounting guidance in effect at that time.

	2019		2018
Year ended December 31, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automotive	$510	$35	$478	$28
Consumer mortgage
Mortgage Finance	14	1	11	1
Mortgage — Legacy	206	9	218	10
Total consumer mortgage	220	10	229	11
Total consumer	730	45	707	39
Commercial
Commercial and industrial
Automotive	113	2	93	4
Other	121	—	84	—
Commercial real estate	5	—	5	1
Total commercial	239	2	182	5
Total consumer and commercial finance receivables and loans	$969	$47	$889	$44
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents the amortized cost basis of our consumer finance receivables and loans by credit quality indicator based on delinquency status at December 31, 2020, and origination year.

	Origination year							Revolving loans converted to term
December 31, 2020 ($ in millions)	2020	2019	2018	2017	2016	2015 and prior	Revolving loans		Total
Consumer automotive
Current	$27,255	$19,204	$12,129	$7,060	$3,678	$1,766	$—	$—	$71,092
30–59 days past due	281	466	376	264	174	97	—	—	1,658
60–89 days past due	66	165	129	88	55	32	—	—	535
90 or more days past due	32	108	96	71	46	30	—	—	383
Total consumer automotive	27,634	19,943	12,730	7,483	3,953	1,925	—	—	73,668
Consumer mortgage
Mortgage Finance
Current	3,432	2,410	1,744	2,254	1,177	3,492	—	—	14,509
30–59 days past due	10	9	10	11	7	16	—	—	63
60–89 days past due	1	1	3	2	1	3	—	—	11
90 or more days past due	1	5	8	10	4	21	—	—	49
Total Mortgage Finance	3,444	2,425	1,765	2,277	1,189	3,532	—	—	14,632
Mortgage — Legacy
Current	—	—	—	—	—	121	303	36	460
30–59 days past due	—	—	—	—	—	4	2	—	6
60–89 days past due	—	—	—	—	—	2	—	—	2
90 or more days past due	—	—	—	—	—	20	5	2	27
Total Mortgage — Legacy	—	—	—	—	—	147	310	38	495
Total consumer mortgage	3,444	2,425	1,765	2,277	1,189	3,679	310	38	15,127
Consumer other
Current	306	53	13	4	1	—	—	—	377
30–59 days past due	9	3	1	—	—	—	—	—	13
60–89 days past due	4	1	—	1	—	—	—	—	6
90 or more days past due	2	1	—	—	—	—	—	—	3
Total consumer other (a)	321	58	14	5	1	—	—	—	399
Total consumer	$31,399	$22,426	$14,509	$9,765	$5,143	$5,604	$310	$38	$89,194
(a)Excludes $8 million of finance receivables at December 31, 2020, for which we have elected the fair value option.
The following table presents an analysis of our past-due finance receivables and loans recorded at amortized cost basis at December 31, 2019.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
December 31, 2019
Consumer automotive	$2,185	$590	$367	$3,142	$69,248	$72,390
Consumer mortgage
Mortgage Finance	56	11	9	76	16,105	16,181
Mortgage — Legacy	25	8	28	61	1,080	1,141
Total consumer mortgage	81	19	37	137	17,185	17,322
Consumer other (a)	3	2	2	7	194	201
Total consumer	$2,269	$611	$406	$3,286	$86,627	$89,913
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
The regulatory risk classification utilized is influenced by internal credit risk ratings, which are based on a variety of factors. A borrower’s internal credit risk rating is updated at least annually, and more frequently when a borrower’s credit profile changes, including when we become aware of potential credit deterioration. The following table presents the amortized cost basis of our commercial finance receivables and loans by credit quality indicator based on risk rating at December 31, 2020, and origination year.

	Origination year							Revolving loans converted to term
December 31, 2020 ($ in millions)	2020	2019	2018	2017	2016	2015 and prior	Revolving loans		Total
Commercial and industrial
Automotive
Pass	$869	$220	$58	$91	$76	$34	$15,433	$—	$16,781
Special mention	48	23	59	52	9	18	2,013	—	2,222
Substandard	3	2	—	—	1	—	72	—	78
Doubtful	—	—	—	—	—	—	1	—	1
Total automotive	920	245	117	143	86	52	17,519	—	19,082
Other
Pass	536	622	244	210	81	69	2,142	76	3,980
Special mention	76	169	123	190	102	115	123	43	941
Substandard	33	26	—	108	—	77	21	20	285
Doubtful	—	—	—	6	—	27	2	1	36
Total other	645	817	367	514	183	288	2,288	140	5,242
Commercial real estate
Pass	1,108	928	799	580	651	512	—	2	4,580
Special mention	38	132	116	32	49	43	—	—	410
Substandard	—	—	—	3	6	7	—	—	16
Doubtful	—	—	—	—	2	—	—	—	2
Total commercial real estate	1,146	1,060	915	615	708	562	—	2	5,008
Total commercial	$2,711	$2,122	$1,399	$1,272	$977	$902	$19,807	$142	$29,332

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents historical credit quality indicators for our commercial finance receivables and loans at December 31, 2019, prior to the adoption of CECL, as defined by the previous accounting guidance in effect at that time.

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
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
December 31, 2020
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$19,082	$19,082
Other	—	—	—	—	5,242	5,242
Commercial real estate	—	—	2	2	5,006	5,008
Total commercial	$—	$—	$2	$2	$29,330	$29,332
December 31, 2019
Commercial
Commercial and industrial
Automotive	$34	$—	$28	$62	$28,270	$28,332
Other	—	—	17	17	4,997	5,014
Commercial real estate	—	—	4	4	4,957	4,961
Total commercial	$34	$—	$49	$83	$38,224	$38,307
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For consumer automotive loans, we may offer several types of assistance to aid our customers, including payment extensions and rewrites of the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at amortized cost were $2.2 billion, $867 million, and $812 million at December 31, 2020, 2019, and 2018, respectively.
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
Our consumer auto portfolio accounts for the majority of the year-over-year increase in TDR balances. TDRs in our consumer auto portfolio increased as a result of the COVID-19 loan modification program offered to customers. Additionally, following the expiration of that program, we have continued to support impacted borrowers pursuant to our established risk management policies and practices.
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $14 million, $17 million, and $4 million at December 31, 2020, 2019, and 2018, respectively. Refer to Note 1 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents information related to finance receivables and loans recorded at amortized cost modified in connection with a TDR during the period.

Year ended December 31, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
2020
Consumer automotive (a)	114,595	$1,908	$1,835
Consumer mortgage
Mortgage Finance (b)	41	20	20
Mortgage — Legacy (c)	74	9	9
Total consumer mortgage	115	29	29
Total consumer	114,710	1,937	1,864
Commercial and industrial
Automotive	5	45	40
Other	3	81	61
Total commercial	8	126	101
Total consumer and commercial finance receivables and loans	114,718	$2,063	$1,965
2019
Consumer automotive	27,623	$476	$413
Consumer mortgage
Mortgage Finance	8	1	1
Mortgage — Legacy	61	8	8
Total consumer mortgage	69	9	9
Total consumer	27,692	485	422
Commercial and industrial
Automotive	7	46	46
Other	3	82	46
Total commercial	10	128	92
Total consumer and commercial finance receivables and loans	27,702	$613	$514
2018
Consumer automotive	26,748	$426	$378
Consumer mortgage
Mortgage Finance	23	9	9
Mortgage — Legacy	204	30	29
Total consumer mortgage	227	39	38
Total consumer	26,975	465	416
Commercial and industrial
Automotive	3	4	4
Other	3	85	82
Total commercial	6	89	86
Total consumer and commercial finance receivables and loans	26,981	$554	$502
(a)Includes 21,045 loans modified as a result of entering into a COVID-19 deferral program with both a pre-modification and post-modification amount of $296 million at December 31, 2020.
(b)Includes 27 loans modified as a result of entering into a COVID-19 deferral program with both a pre-modification and post-modification amount of $14 million at December 31, 2020.
(c)Includes 38 loans modified as a result of entering into a COVID-19 deferral program with both a pre-modification and post-modification amount of $5 million at December 31, 2020.

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

Year ended December 31, ($ in millions)	Number of loans	Amortized cost	Charge-off amount
2020
Consumer automotive	10,070	$104	$71
Consumer mortgage
Mortgage Finance	1	—	—
Mortgage — Legacy	1	—	—
Total consumer finance receivables and loans	10,072	$104	$71
2019
Consumer automotive	7,215	$81	$52
Total consumer finance receivables and loans	7,215	$81	$52
2018
Consumer automotive	9,711	$111	$73
Consumer mortgage
Mortgage — Legacy	2	—	—
Total consumer finance receivables and loans	9,713	$111	$73
Concentration Risk
Consumer
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 24.7% and 24.9% of our total outstanding consumer finance receivables and loans at December 31, 2020, and December 31, 2019, respectively.
The following table shows the percentage of consumer automotive and consumer mortgage finance receivables and loans by state concentration based on amortized cost.

	2020 (a)		2019
December 31,	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.6%	34.3%	8.5%	35.1%
Texas	12.5	8.0	12.4	6.5
Florida	8.8	5.5	8.8	5.1
Pennsylvania	4.5	2.0	4.6	1.9
Illinois	4.0	3.0	4.1	2.6
North Carolina	4.1	2.3	4.0	2.0
Georgia	3.9	3.1	3.9	2.8
New York	3.2	3.4	3.1	3.0
Ohio	3.5	0.5	3.6	0.5
New Jersey	2.9	2.2	2.8	2.3
Other United States	44.0	35.7	44.2	38.2
Total consumer loans	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2020.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

December 31,	2020	2019
Florida	13.3%	11.6%
Texas	13.0	15.0
California	7.9	7.2
Michigan	7.7	8.2
New York	5.6	5.9
North Carolina	5.5	4.6
Georgia	3.6	3.5
Utah	3.0	2.3
Illinois	2.8	2.4
South Carolina	2.5	2.8
Other United States	35.1	36.5
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

December 31,	2020	2019
Industry
Automotive	67.7%	81.7%
Health/Medical	7.3	2.9
Services	5.8	5.4
Other	19.2	10.0
Total commercial criticized finance receivables and loans	100.0%	100.0%
10.    Leasing
Ally as the Lessee
We have operating leases for our corporate facilities, which have remaining lease terms of 1 months to 11 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend the leases for periods that range from 1 year to 15 years. Some of those lease agreements also include options to terminate the leases in periods that range from approximately 5 years to 6 years after the commencement of the leases. We have not included any of these term extensions or termination provisions in our estimates of the lease term, as we do not consider it reasonably certain that the options will be exercised.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.
During both the years ended December 31, 2020, and December 31, 2019, we paid $49 million in cash for amounts included in the measurement of lease liabilities. These amounts are included in net cash provided by operating activities in the Consolidated Statement of Cash Flows. During the years ended December 31, 2020, and December 31, 2019, we obtained $93 million and $52 million of ROU assets in exchange for new lease liabilities, respectively. As of December 31, 2020, the weighted-average remaining lease term of our operating lease portfolio was 7 years, and the weighted-average discount rate was 2.21%, compared to 7 years and 2.85% as of December 31, 2019.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of December 31, 2020, and that have noncancelable lease terms expiring after December 31, 2020.

Year ended December 31, ($ in millions)
2021	$45
2022	35
2023	26
2024	19
2025	18
2026 and thereafter	58
Total undiscounted cash flows	201
Difference between undiscounted cash flows and discounted cash flows	(14)
Total lease liability	$187
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
The following table details the components of total net operating lease expense.

Year ended December 31, ($ in millions)	2020	2019	2018
Operating lease expense	$46	$45	$43
Variable lease expense	8	8	7
Total lease expense, net (a)	$54	$53	$50
(a)Included in other operating expenses in our Consolidated Statement of Income.
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
When we acquire a consumer operating lease, we assume ownership of the vehicle from the dealer. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Consolidated Statement of Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of both December 31, 2020, and December 31, 2019, consumer operating leases with a carrying value, net of accumulated depreciation, of $352 million, were covered by a residual value guarantee of 15% of the manufacturer’s suggested retail price.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table details our investment in operating leases.

Year ended December 31, ($ in millions)	2020	2019
Vehicles	$11,182	$10,426
Accumulated depreciation	(1,543)	(1,562)
Investment in operating leases, net	$9,639	$8,864
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after December 31, 2020.

Year ended December 31, ($ in millions)
2021	$1,395
2022	954
2023	498
2024	94
2025	6
2026 and thereafter	—
Total lease payments from operating leases	$2,947
We recognized operating lease revenue of $1.4 billion for the year ended December 31, 2020, and $1.5 billion for both the years ended December 31, 2019, and 2018. Depreciation expense on operating lease assets includes net remarketing gains recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

Year ended December 31, ($ in millions)	2020	2019	2018
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$978	$1,050	$1,115
Remarketing gains, net	(127)	(69)	(90)
Net depreciation expense on operating lease assets	$851	$981	$1,025
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $23 million during the year ended December 31, 2020, $19 million during the year ended December 31, 2019, and $24 million during the year ended December 31, 2018.
Finance Leases
Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Consolidated Balance Sheet was $450 million and $472 million as of December 31, 2020, and December 31, 2019, respectively. This includes lease payment receivables of $437 million and $459 million at December 31, 2020, and December 31, 2019, respectively, and unguaranteed residual assets of $13 million at both December 31, 2020, and 2019. Interest income on finance lease receivables was $24 million for the year ended December 31, 2020, and $25 million for the year ended December 31, 2019, and is included in interest and fees on finance receivables and loans in our Consolidated Statement of Income.
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after December 31, 2020.

Year ended December 31, ($ in millions)
2021	$158
2022	121
2023	95
2024	63
2025	31
2026 and thereafter	17
Total undiscounted cash flows	485
Difference between undiscounted cash flows and discounted cash flows	(48)
Present value of lease payments recorded as lease receivable	$437

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
11.    Securitizations and Variable Interest Entities
Overview
We securitize, transfer, and service consumer and commercial automotive loans. We often securitize these loans (also referred to as financial assets) using SPEs. SPEs are often VIEs and may or may not be included on our Consolidated Balance Sheet.
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
We generally hold certain conditional repurchase options specific to securitizations that allow us to repurchase assets from the securitization entity. The majority of the securitizations provide us, as servicer, with a call option that allows us to repurchase the remaining transferred financial assets or redeem outstanding beneficial interests at our discretion once the asset pool reaches a predefined level, which represents the point where servicing becomes administratively burdensome (a clean-up call option). The repurchase price is typically the securitization balance of the assets plus accrued interest when applicable. We generally have discretion regarding when or if we will exercise these options, but we would do so only when it is in our best interest.
Other than our customary representation, warranty, and covenant provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the SPEs are held by third parties. Representation, warranty, and certain covenant provisions generally require us to repurchase assets or indemnify the investor or other party for incurred losses to the extent it is determined that the assets were ineligible or were otherwise defective at the time of sale, or otherwise not in compliance with the ongoing covenant obligations. We did not provide any non-contractual financial support to any of these entities during 2019 or 2018. However in 2020, we voluntarily provided cumulative support of less than $1 million to our commercial securitization entity. This entity was temporarily impacted by our COVID-19 deferral program provided to commercial automotive customers.
Variable Interest Entities
The VIEs included on the Consolidated Balance Sheet represent SPEs where we are deemed to be the primary beneficiary, primarily due to our servicing activities and our beneficial interests in the VIE that could be potentially significant. We determine whether we have a potentially significant beneficial interest in the VIE based on the consideration of both qualitative and quantitative factors regarding the nature, size, and form of our involvement in the VIE. The third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to us, except for the customary representation, warranty, and covenant provisions. In addition, the cash flows from the assets are restricted only to pay such liabilities. Thus, our economic exposure to loss from outstanding third-party financing related to consolidated VIEs is limited to the carrying value of the consolidated VIE assets. Generally, all assets of consolidated VIEs are restricted for the beneficial interest holders. For additional information regarding our significant accounting policies for consolidated VIEs, refer to the Variable Interest Entities and Securitizations section of Note 1.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
There were no sales of financial assets into nonconsolidated VIEs for either the years ended December 31, 2020, or 2019. There was a pretax gain of $1 million for the year ended December 31, 2018, from sales of financial assets into nonconsolidated VIEs. For additional information regarding the company’s significant accounting policies for nonconsolidated VIEs, refer to the Variable Interest Entities and Securitizations section of Note 1.
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

December 31, ($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
2020
On-balance sheet variable interest entities
Consumer automotive	$17,833	(b)	$3,103	(c)
Commercial automotive	6,276		1,152
Off-balance-sheet variable interest entities
Consumer automotive (d)	—		—		$—	$—
Commercial other	1,295	(e)	529	(f)	—	1,754	(g)
Total	$25,404		$4,784		$—	$1,754
2019
On-balance sheet variable interest entities
Consumer automotive	$20,376	(b)	$6,070	(c)
Commercial automotive	8,009		3,049
Off-balance-sheet variable interest entities
Consumer automotive (d)	23	(h)	—		$417	$440	(i)
Commercial other	1,079	(e)	378	(f)	—	1,397	(g)
Total	$29,487		$9,497		$417	$1,837
(a)Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.
(b)Includes $9.9 billion and $9.0 billion of assets that were not encumbered by VIE beneficial interests held by third parties at December 31, 2020, and December 31, 2019, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $94 million and $21 million of liabilities that were not obligations to third-party beneficial interest holders at December 31, 2020, and December 31, 2019, respectively.
(d)During both the years ended December 31, 2020, and 2019, we indicated our intent to exercise a clean-up call option related to nonconsolidated securitization-related VIEs. The option enabled us to repurchase the remaining transferred financial assets at our discretion once the asset pool declined to a predefined level and redeem the related outstanding debt. As a result of these events, we became the primary beneficiary of the VIEs, which included principal balances of consumer automotive loans of $103 million and $48 million during the years ended December 31, 2020, and December 31, 2019, respectively, and the VIEs were consolidated on our Consolidated Balance Sheet. The related amounts were removed from assets sold to nonconsolidated VIEs and maximum exposure to loss in nonconsolidated VIEs.
(e)Amounts are classified as other assets.
(f)Amounts are classified as accrued expenses and other liabilities.
(g)For certain nonconsolidated affordable housing entities, maximum exposure to loss represents the yield we guaranteed investors through long-term guarantee contracts. The amount disclosed is based on the unlikely event that the yield delivered to investors in the form of low-income tax housing credits is recaptured. For nonconsolidated equity investments, maximum exposure to loss represents our outstanding investment, additional committed capital, and low-income housing tax credits subject to recapture. The amount disclosed is based on the unlikely event that our committed capital is funded, our investments become worthless, and the tax credits previously delivered to us are recaptured. This required disclosure is not an indication of our expected loss.
(h)Represents retained notes and certificated residual interests, of which $21 million were classified as held-to-maturity securities at December 31, 2019, and $2 million were classified as other assets at December 31, 2019. These assets represent our five percent interest in the credit risk of the assets underlying asset-backed securitizations.
(i)Maximum exposure to loss represents the current unpaid principal balance of outstanding loans, retained notes, certificated residual interests, as well as certain noncertificated interests retained from the sale of automotive finance receivables. This measure is based on the very unlikely event that all of our sold loans have defects that would trigger a representation, warranty, and covenant provision and the underlying collateral supporting the loans becomes worthless. This required disclosure is not an indication of our expected loss.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Cash Flows with Off-Balance-Sheet Securitization Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive assets (for example, servicing) that were outstanding during the years ended December 31, 2020, 2019, and 2018. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

Year ended December 31, ($ in millions)	Consumer automotive	Consumer mortgage
2020
Cash flows received on retained interests in securitization entities	$12	$—
Servicing fees	3	—
Cash disbursements for repurchases during the period	(2)	—
2019
Cash flows received on retained interests in securitization entities	$23	—
Servicing fees	10	—
Cash disbursements for repurchases during the period	(2)	—
2018
Cash proceeds from transfers completed during the period	$24	$—
Cash flows received on retained interests in securitization entities	20	—
Servicing fees	18	—
Cash disbursements for repurchases during the period	(4)	—
Representation and warranty recoveries	—	2
Delinquencies and Net Credit Losses
The following tables present quantitative information about delinquencies and net credit losses for off-balance-sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
December 31, ($ in millions)	2020	2019	2020	2019
Off-balance-sheet securitization entities (a)
Consumer automotive	$—	$417	$—	$6
Whole-loan sales (b)
Consumer automotive	—	207	—	2
Total	$—	$624	$—	$8
(a)During the year ended December 31, 2020, we indicated our intent to exercise the clean-up call option related to the remaining nonconsolidated securitization-related VIE. The option enabled us to repurchase the remaining transferred financial assets at our discretion once the asset pool declined to a predefined level and redeem the related outstanding debt. As a result of this event, we became the primary beneficiary of the VIE and consolidated the VIE on our Consolidated Balance Sheet.
(b)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors. During the year ended December 31, 2020, we entered into an agreement to repurchase the remaining assets and terminate the last outstanding whole-loan sales.

	Net credit losses
Year ended December 31, ($ in millions)	2020	2019
Off-balance-sheet securitization entities
Consumer automotive	$2	$6
Whole-loan sales (a)
Consumer automotive	—	1
Total	$2	$7
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Affordable Housing Investments
We have investments in various limited partnerships that sponsor affordable housing projects, which meet the definition of a VIE. The purpose of these investments is to achieve a satisfactory return on capital through the receipt of LIHTC and to assist us in achieving goals associated with the CRA. Our affordable housing investments are accounted for using the proportional amortization method of accounting, which recognizes the amortized cost of the investment as a component of income tax expense.
The following table summarizes information about our affordable housing investments.

Year ended December 31, ($ in millions)	2020	2019	2018
Affordable housing tax credits and other tax benefits (a)	$109	$86	$61
Tax credit amortization expense recognized as a component of income tax expense	90	72	51
(a)There were no impairment losses recognized during the years ended December 31, 2020, 2019, and 2018, resulting from the forfeiture or ineligibility of tax credits or other circumstances.
Our investment in qualified affordable housing projects was $1.1 billion and $830 million at December 31, 2020, and December 31, 2019, respectively, and is included within other assets on our Consolidated Balance Sheet. Additionally, unfunded commitments to provide additional capital to investees in qualified affordable housing projects were $525 million and $372 million at December 31, 2020, and December 31, 2019, respectively, and are included within accrued expenses and other liabilities on our Consolidated Balance Sheet. Substantially all of the unfunded commitments at December 31, 2020, are expected to be paid out within the next five years.
12.    Premiums Receivable and Other Insurance Assets
Premiums receivable and other insurance assets consisted of the following.

December 31, ($ in millions)	2020	2019
Prepaid reinsurance premiums	$554	$551
Reinsurance recoverable on unpaid losses	90	88
Reinsurance recoverable on paid losses	23	23
Premiums receivable	100	105
Deferred policy acquisition costs	1,912	1,791
Total premiums receivable and other insurance assets	$2,679	$2,558

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
13.    Other Assets
The components of other assets were as follows.

December 31, ($ in millions)	2020	2019
Property and equipment at cost	$1,541	$1,332
Accumulated depreciation	(815)	(686)
Net property and equipment	726	646
Investment in qualified affordable housing projects	1,095	830
Nonmarketable equity investments (a) (b)	915	1,232
Restricted cash held for securitization trusts (c)	875	738
Accrued interest, fees, and rent receivables	704	589
Goodwill	343	393
Equity-method investments (d)	320	358
Other accounts receivable	166	117
Operating lease right-of-use assets	162	168
Net deferred tax assets	94	58
Restricted cash and cash equivalents (e)	78	87
Net intangible assets (f)	50	69
Fair value of derivative contracts in receivable position (g)	17	64
Other assets	870	724
Total other assets	$6,415	$6,073
(a)Includes investments in FHLB stock of $276 million and $701 million at December 31, 2020, and December 31, 2019, respectively; FRB stock of $449 million at both December 31, 2020, and December 31, 2019; and equity securities without a readily determinable fair value of $189 million and $82 million at December 31, 2020, and December 31, 2019, respectively, measured at cost with adjustments for impairment and observable changes in price.
(b)For the year ended December 31, 2020, we recorded $105 million of upward adjustments related to equity securities without a readily determinable fair value, driven primarily by an investment in one entity for which there was a subsequent funding round at a higher valuation during the year, resulting in an observable price change. During the year ended December 31, 2020, we recorded $6 million of impairments and downward adjustments related to equity securities without a readily determinable fair value, respectively. Securities held in our portfolio of equity securities without a readily determinable fair value as of December 31, 2020, include cumulative upward adjustments of $115 million and impairments and downward adjustments of $12 million through December 31, 2020.
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
(f)Includes gross intangible assets of $109 million and $111 million at December 31, 2020, and December 31, 2019, respectively, and accumulated amortization of $59 million and $42 million at December 31, 2020, and December 31, 2019.
(g)For additional information on derivative instruments and hedging activities, refer to Note 21.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2019	$20	$27	$346	$393
Impairment losses	—	—	(50)	(50)
Goodwill at December 31, 2020	$20	$27	$296	$343
(a)Includes $153 million of goodwill associated with Ally Lending at both December 31, 2020, and December 31, 2019, and $143 million and $193 million of goodwill associated with Ally Invest at December 31, 2020, and December 31, 2019, respectively.
During the year ended December 31, 2020, we recognized a $50 million impairment of goodwill at Ally Invest. The recognition of this impairment was the result of certain business developments that impacted the expected growth and timing of revenue at Ally Invest, which constituted a triggering event for goodwill testing purposes. We used a combination of valuation methodologies, including discounted cash flow and comparable transaction analyses, to determine the fair market value of Ally Invest as of the April 30, 2020, valuation date and determined that the carrying value exceeded fair market value, resulting in the impairment charge in the second quarter of 2020.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
14.    Deposit Liabilities
Deposit liabilities consisted of the following.

December 31, ($ in millions)	2020	2019
Noninterest-bearing deposits	$128	$119
Interest-bearing deposits
Savings and money-market checking accounts	83,698	62,486
Certificates of deposit	53,210	58,146
Other deposits	—	1
Total deposit liabilities	$137,036	$120,752
At December 31, 2020, and December 31, 2019, certificates of deposit included $25.8 billion and $25.6 billion, respectively, of those in denominations of $100 thousand or more. At December 31, 2020, and December 31, 2019, certificates of deposit included $8.6 billion and $8.2 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.
The following table presents the scheduled maturity of total certificates of deposit at December 31, 2020.

($ in millions)
Due in 2021	$41,830
Due in 2022	7,895
Due in 2023	1,497
Due in 2024	1,514
Due in 2025	474
Total certificates of deposit	$53,210
15.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	2020			2019
December 31, ($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes (b)	$2,136	$—	$2,136	$2,581	$—	$2,581
Federal Home Loan Bank	—	—	—	—	2,950	2,950
Total short-term borrowings	$2,136	$—	$2,136	$2,581	$2,950	$5,531
Weighted average interest rate (c)			0.3%			1.8%
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
(b)In December 2020, we announced that we are terminating the offering of our demand notes program, and redeeming in full all outstanding demand notes as of March 1, 2021. Holders may continue to demand repayment of demand notes at any time in advance of the redemption date.
(c)Based on the debt outstanding and the interest rate at December 31 of each year.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. We had no securities sold under agreements to repurchase at either December 31, 2020, or December 31, 2019. Refer to Note 8 and Note 25 for further details.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. At both December 31, 2020, and December 31, 2019, we did not place or receive any collateral.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Long-Term Debt
The following tables present the composition of our long-term debt portfolio.

December 31, ($ in millions)	Amount	Interest rate	Weighted average stated interest rate (a)	Due date range
2020
Unsecured debt
Fixed rate (b)	$9,251
Trust preferred securities (c)	2,578
Hedge basis adjustments (d)	185
Total unsecured debt	12,014	0.70–8.00%	5.23%	2021–2040
Secured debt
Fixed rate	9,909
Variable rate (e)	99
Hedge basis adjustment (d)	(16)
Total secured debt (f) (g) (h)	9,992	1.45–3.70%	2.51%	2021–2024
Total long-term debt	$22,006
2019
Unsecured debt
Fixed rate (b)	$8,566
Variable rate	1
Trust preferred securities (c)	2,575
Hedge basis adjustments (d)	62
Total unsecured debt	11,204	1.71–8.00%	6.34%	2020–2049
Secured debt
Fixed rate	21,477
Variable rate (e)	1,384
Hedge basis adjustment (d)	(38)
Total secured debt (f) (h) (i)	22,823	1.35–4.03%	2.44%	2020–2027
Total long-term debt	$34,027
(a)Based on the debt outstanding and the interest rate at December 31 of each year excluding any impacts of interest rate hedges.
(b)Includes subordinated debt of $1.0 billion at both December 31, 2020, and 2019.
(c)Refer to the section below titled Trust Preferred Securities for further information.
(d)Represents the basis adjustment associated with the application of hedge accounting on certain of our long-term debt positions. Refer to Note 21 for additional information.
(e)Includes $99 million and $92 million at December 31, 2020, and 2019, respectively, of long-term debt that does not have a stated interest rate.
(f)Includes $4.2 billion and $9.1 billion of VIE secured debt at December 31, 2020, and 2019, respectively.
(g)Includes advances from the FHLB of Pittsburgh of $5.8 billion and $13.3 billion at December 31, 2020, and 2019, respectively.
(h)During the year ended December 31, 2020, we recognized a loss of $99 million on the extinguishment of debt as we elected to prepay and early terminate certain FHLB advances to more cost-effectively manage liquidity at Ally Bank.
(i)Includes $450 million of debt outstanding from our committed secured credit facilities at December 31, 2019.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	2020			2019
December 31, ($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$647	$4,438	$5,085	$2,214	$7,005	$9,219
Due after one year	11,367	5,554	16,921	8,990	15,818	24,808
Total long-term debt	$12,014	$9,992	$22,006	$11,204	$22,823	$34,027
(a)Includes basis adjustments related to the application of hedge accounting.
To achieve the desired balance between fixed- and variable-rate debt, we may utilize interest rate swap agreements. The use of these derivative financial instruments had the effect of converting $2.5 billion and $7.0 billion of our fixed-rate debt into variable-rate obligations at December 31, 2020, and 2019, respectively.
The following table presents the scheduled remaining maturity of long-term debt at December 31, 2020, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2021	2022	2023	2024	2025	2026 and thereafter	Total
Unsecured
Long-term debt	$699	$1,121	$2,123	$1,474	$2,368	$5,293	$13,078
Original issue discount	(52)	(56)	(62)	(69)	(74)	(751)	(1,064)
Total unsecured	647	1,065	2,061	1,405	2,294	4,542	12,014
Secured
Long-term debt	4,438	4,918	615	21	—	—	9,992
Total long-term debt	$5,085	$5,983	$2,676	$1,426	$2,294	$4,542	$22,006
The following summarizes assets restricted as collateral for the payment of the related debt obligation, primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	2020		2019
December 31, ($ in millions)	Total (a)	Ally Bank	Total (a)		Ally Bank
Investment securities	$—	$—	$2,698		$2,698
Mortgage assets held-for-investment and lending receivables	14,979	14,979	17,135		17,135
Consumer automotive finance receivables	9,953	9,510	13,481		11,534
Commercial finance receivables	10,866	10,866	12,890		12,890
Total assets restricted as collateral (b) (c)	$35,798	$35,355	$46,204		$44,257
Secured debt	$9,992	$9,634	$25,773	(d)	$24,069
(a)Ally Bank is a component of the total column.
(b)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $20.0 billion and $24.8 billion at December 31, 2020, and December 31, 2019, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans and investment securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $2.4 billion at both December 31, 2020, and December 31, 2019. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.
(c)Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Consolidated Balance Sheet. Refer to Note 13 for additional information.
(d)Includes $3.0 billion of short-term borrowings at December 31, 2019.
Trust Preferred Securities
At both December 31, 2020, and December 31, 2019, we had issued and outstanding approximately $2.6 billion in aggregate liquidation preference of Series 2 TRUPS. Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions are payable at an annual rate equal to three-month LIBOR plus 5.785% payable quarterly in arrears. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case. The Series 2 TRUPS were issued prior to October 4, 2010, under the Emergency Economic Stabilization Act of 2008 and are not subject to phase-out from additional Tier 1 capital into Tier 2 capital. The amount of Series 2 TRUPS included in Ally’s Tier 1 capital was $2.5 billion at December 31, 2020. The amount represents the carrying amount of the Series 2 TRUPS less our common stock investment in the trust.
Funding Facilities
We utilize both committed secured credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Consolidated Balance Sheet.
The total capacity in our credit facilities is provided by banks through private transactions. The facilities can be revolving in nature, generally having an original tenor ranging from 364 days to two years, and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the commitment period. At December 31, 2020, all of our $560 million of capacity was revolving and of this balance, $200 million was from facilities with a remaining tenor greater than 364 days.
Committed Secured Credit Facilities

	Outstanding		Unused capacity (a)		Total capacity
December 31, ($ in millions)	2020	2019	2020	2019	2020	2019
Parent funding
Secured	$—	$450	$560	$2,050	$560	$2,500
Total committed secured credit facilities	$—	$450	$560	$2,050	$560	$2,500
(a)Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.
16.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

December 31, ($ in millions)	2020	2019
Accounts payable	$602	$535
Unfunded commitments for investment in qualified affordable housing projects	525	372
Employee compensation and benefits	316	296
Operating lease liabilities	187	196
Reserves for insurance losses and loss adjustment expenses	129	122
Deferred revenue	104	36
Net deferred tax liabilities	92	67
Fair value of derivative contracts in payable position (a)	33	5
Cash collateral received from counterparties	6	48
Other liabilities	440	295
Total accrued expenses and other liabilities	$2,434	$1,972
(a)For additional information on derivative instruments and hedging activities, refer to Note 21.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
17.    Equity
Common Stock
The following table presents changes in the number of shares issued and outstanding.

(shares in thousands) (a)	2020	2019	2018
Common stock
Total issued at January 1,	496,958	492,797	489,884
New issuances
Employee benefits and compensation plans	4,279	4,160	2,914
Total issued at December 31,	501,237	496,958	492,797
Treasury balance at January 1,	(122,626)	(87,898)	(52,830)
Repurchase of common stock (b)	(3,937)	(34,728)	(35,068)
Total treasury stock at December 31,	(126,563)	(122,626)	(87,898)
Total outstanding at December 31,	374,674	374,332	404,900
(a)Figures in the table may not recalculate exactly due to rounding. Number of shares issued, in treasury, and outstanding are calculated based on unrounded numbers.
(b)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans. Refer to the section titled Capital Planning and Stress Tests in Note 20 for additional information regarding our common-stock-repurchase program.
18.    Accumulated Other Comprehensive Income (Loss)
The following table presents changes, net of tax, in each component of accumulated other comprehensive income (loss).

($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive (loss) income
Balance at December 31, 2017	$(173)	$16	$11	$(89)	$(235)
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2016-01	27	—	—	—	27
Adoption of Accounting Standards Update 2018-02	(40)	4	—	(6)	(42)
Balance at January 1, 2018	(186)	20	11	(95)	(250)
Net change	(295)	(2)	8	—	(289)
Balance at December 31, 2018	(481)	18	19	(95)	(539)
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2017-08	8	—	—	—	8
Balance at January 1, 2019	(473)	18	19	(95)	(531)
Net change	681	1	(17)	(11)	654
Balance at December 31, 2019	208	19	2	(106)	123
Net change	432	—	80	(4)	508
Balance at December 31, 2020	$640	$19	$82	$(110)	$631
(a)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.
(b)For additional information on derivative instruments and hedging activities, refer to Note 21.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive income (loss).

Year ended December 31, 2020 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$737		$(173)		$564
Less: Net realized gains reclassified to income from continuing operations	171	(a)	(39)	(b)	132
Net change	566		(134)		432
Translation adjustments
Net unrealized gains arising during the period	4		(1)		3
Net investment hedges (c)
Net unrealized losses arising during the period	(4)		1		(3)
Cash flow hedges (c)
Net unrealized gains arising during the period	169		(40)		129
Less: Net realized gains reclassified to income from continuing operations	64	(d)	(15)	(b)	49
Net change	105		(25)		80
Defined benefit pension plans
Net unrealized losses arising during the period	(5)		1		(4)
Other comprehensive income	$666		$(158)		$508
(a)Includes gains reclassified to other gain on investments, net in our Consolidated Statement of Income.
(b)Includes amounts reclassified to income tax expense from continuing operations in our Consolidated Statement of Income.
(c)For additional information on derivative instruments and hedging activities, refer to Note 21.
(d)Includes gains reclassified to interest and fees on finance receivables and loans in our Consolidated Statement of Income.

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
(a)Includes gains reclassified to other gain on investments, net in our Consolidated Statement of Income.
(b)Includes amounts reclassified to income tax expense from continuing operations in our Consolidated Statement of Income.
(c)For additional information on derivative instruments and hedging activities, refer to Note 21.
(d)Includes gains reclassified to interest on deposits and interest on long-term debt in our Consolidated Statement of Income.

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
(a)Includes gains reclassified to other gain on investments, net in our Consolidated Statement of Income.
(b)Includes amounts reclassified to income tax expense from continuing operations in our Consolidated Statement of Income.
(c)For additional information on derivative instruments and hedging activities, refer to Note 21.
(d)Includes gains reclassified to interest on deposits and interest on long-term debt in our Consolidated Statement of Income.
19.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

Year ended December 31, ($ in millions, except per share data; shares in thousands) (a)	2020	2019	2018
Net income from continuing operations	$1,086	$1,721	$1,263
Loss from discontinued operations, net of tax	(1)	(6)	—
Net income attributable to common stockholders	$1,085	$1,715	$1,263
Basic weighted-average common shares outstanding (b)	375,629	393,234	425,165
Diluted weighted-average common shares outstanding (b) (c)	377,101	395,395	427,680
Basic earnings per common share
Net income from continuing operations	$2.89	$4.38	$2.97
Loss from discontinued operations, net of tax	—	(0.02)	—
Net income	2.89	4.36	2.97
Diluted earnings per common share
Net income from continuing operations	2.88	4.35	2.95
Loss from discontinued operations, net of tax	—	(0.02)	—
Net income	$2.88	$4.34	$2.95
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes shares related to share-based compensation that vested but were not yet issued.
(c)During the year ended December 31, 2020, there were 0.8 million in shares underlying share-based awards excluded because their inclusion would have been antidilutive. There were no antidilutive shares during the years ended December 31, 2019, and 2018.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
20.    Regulatory Capital and Other Regulatory Matters
Ally is currently subject to enhanced prudential standards that have been established by the FRB under the Dodd-Frank Act. In May 2018, targeted amendments to the Dodd-Frank Act and other financial-services laws were enacted through the EGRRCP Act, including amendments that affect whether and, if so, how the FRB applies enhanced prudential standards to BHCs like us with $100 billion or more but less than $250 billion in total consolidated assets. In October 2019, the FRB and other U.S. banking agencies issued final rules implementing these amendments. The final rules—which are commonly known as the tailoring framework—were effective on December 31, 2019, and established four risk-based categories of prudential standards and capital and liquidity requirements for banking organizations with $100 billion or more in total consolidated assets. The most stringent standards and requirements apply to U.S. global systemically important BHCs, which are assigned to Category I. The assignment of other banking organizations to the remaining three categories is based on measures of size and four other risk-based indicators: cross-jurisdictional activity, wSTWF, nonbank assets, and off-balance-sheet exposure.
Under the tailoring framework, Ally is a Category IV firm and, as such, is (1) subject to supervisory stress testing on a two-year cycle rather than the previously required one-year cycle, (2) required to continue submitting an annual capital plan to the FRB, (3) allowed to continue excluding accumulated other comprehensive income from regulatory capital, (4) required to continue maintaining a buffer of unencumbered highly liquid assets to meet projected net stressed cash outflows over a 30-day planning horizon, (5) required to conduct liquidity stress tests on a quarterly basis rather than the previously required monthly basis, (6) allowed to engage in more tailored liquidity risk management, including monthly rather than weekly calculations of collateral positions, the elimination of limits for activities that are not relevant to the firm, and fewer required elements of monitoring of intraday liquidity exposures, (7) exempted from company-run capital stress testing requirements, (8) exempted from the requirements of the LCR and the net stable funding ratio provided that our average wSTWF continues to remain under $50 billion, and (9) allowed to remain exempted from the requirements of the supplementary leverage ratio, the countercyclical capital buffer, and single-counterparty credit limits. We continue to be subject to rules enabling the FRB to conduct supervisory stress testing on a more or less frequent basis based on our financial condition, size, complexity, risk profile, scope of operations, or activities, or risks to the U.S. economy. Further, we remain subject to rules requiring the resubmission of our capital plan if we determine that there has been or will be a material change in our risk profile, financial condition, or corporate structure since we last submitted the capital plan or if the FRB determines that (a) our capital plan is incomplete or our capital plan or internal capital adequacy process contains material weaknesses, (b) there has been, or will likely be, a material change in our risk profile (including a material change in our business strategy or any risk exposure), financial condition, or corporate structure, (c) the BHC stress scenario(s) are not appropriate for our business model and portfolios, or changes in the financial markets or the macroeconomic outlook that could have a material impact on our risk profile and financial condition require the use of updated scenarios, or (d) our capital plan or condition raise any issues of objection. In January 2021 the FDIC announced that, given the passage of time since the last submission of resolution plans and the uncertain economic outlook, the FDIC will resume requiring resolution plan submissions for insured depository institutions with $100 billion or more in assets, including Ally Bank. The FDIC indicated that firms will receive at least 12 months advance notice prior to such a submission. At this time, the impacts that such a potential future proposal may have on us are not clear.
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
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements or the results of operations and financial condition of Ally and Ally Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Ally and Ally Bank must meet specific capital guidelines that involve quantitative measures of capital, assets, and certain off-balance-sheet items. These measures and related classifications, which are used in the calculation of our risk-based and leverage capital ratios and those of Ally Bank, are also subject to qualitative judgments by the regulators about the components of capital, the risk weightings of assets and other exposures, and other factors. The FRB also uses these ratios and guidelines as part of the capital planning and stress testing processes. In addition, in order for Ally to maintain its status as an FHC, Ally and its bank subsidiary, Ally Bank, must remain well capitalized and well managed, as defined under applicable laws. The well-capitalized standard for insured depository institutions, such as Ally Bank, reflects the capital requirements under U.S. Basel III.
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. In addition to these minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which for Ally was 3.5% and for Ally Bank was 2.5% as of December 31, 2020. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%.
In March 2020, the FRB issued a final rule to more closely align forward-looking stress testing results with the FRB’s non-stress regulatory capital requirements for BHCs with $100 billion or more in total consolidated assets and other specified companies. The final rule introduced a stress capital buffer requirement based on firm-specific stress test performance and planned dividends, which for Ally replaced the fixed 2.5% component of the capital conservation buffer requirement. The final rule also made several changes to the CCAR process, such as eliminating the CCAR quantitative objection, narrowing the set of planned capital actions assumed to occur in the stress scenario, assuming that a firm maintains a constant level of assets over the planning horizon, eliminating the 30% dividend payout ratio as a criterion for heightened scrutiny of a firm’s capital plan, and allowing a firm to make capital distributions in excess of those included in its capital plan if the firm is otherwise in compliance with the automatic distribution limits of the capital framework. The final rule became effective on May 18, 2020, and therefore applied to the 2020 CCAR process. Under the final rule, Ally’s stress capital buffer requirement is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of risk-weighted assets. For a Category IV firm like Ally, the capital conservation buffer requirement comprises the stress capital buffer requirement. The capital conservation buffer requirement applicable to Ally’s depository-institution subsidiary, Ally Bank, continues to be a fixed 2.5%. Ally received its first preliminary stress capital buffer requirement from the FRB on June 25, 2020, which was determined under this new methodology to be 3.5%, was finalized on August 10, 2020, and became effective on October 1, 2020. On June 25, 2020, the FRB also announced its determination that changes in financial markets or the macroeconomic outlook could have a material effect on the risk profiles and financial conditions of firms subject to the capital-plan rule and that, as a result, the firms (including Ally) would be required to resubmit capital plans to the FRB within 45 days after receiving updated stress scenarios from the FRB. On September 17, 2020, the FRB released two updated scenarios—severely adverse and alternative severe. We updated our capital plan in light of firm-specific baseline and stress scenarios, as required, and submitted our updated plan to the FRB on November 2, 2020. On December 18, 2020, the FRB publicly disclosed summary results of this second round of supervisory stress testing and extended its deadline for notifying firms about whether their stress capital buffer requirements will be recalculated to March 31, 2021. It is possible that this resubmission process may result in a change in Ally’s stress capital buffer requirement and, consequently, its capital conservation buffer requirement.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes our capital ratios under the U.S. Basel III capital framework.

	December 31, 2020		December 31, 2019		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$14,878	10.64%	$13,837	9.54%	4.50%	(b)
Ally Bank	17,567	13.38	16,627	12.30	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$17,289	12.37%	$16,271	11.22%	6.00%	6.00%
Ally Bank	17,567	13.38	16,627	12.30	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$19,778	14.15%	$18,506	12.76%	8.00%	10.00%
Ally Bank	19,210	14.63	17,854	13.21	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$17,289	9.41%	$16,271	9.08%	4.00%	(b)
Ally Bank	17,567	10.12	16,627	10.01	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally was required to maintain a minimum capital conservation buffer of 3.5% and 2.5% at December 31, 2020, and December 31, 2019, respectively, and Ally Bank was required to maintain a minimum capital conservation buffer of 2.5% at both December 31, 2020, and December 31, 2019.
(b)Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”
(c)Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including Ally, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued an interim final rule that became effective on March 31, 2020, and that provides BHCs and banks with an alternative option to temporarily delay an estimate of the impact of CECL, relative to the incurred loss methodology for estimating the allowance for loan losses, on regulatory capital. The interim final rule was clarified and adjusted in a final rule that became effective September 30, 2020. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the final rule, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of December 31, 2020, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $1.2 billion.
At December 31, 2020, and December 31, 2019, Ally and Ally Bank were “well-capitalized” and met all applicable capital requirements to which each was subject. Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.
Other Regulatory Developments
In January 2021, the FRB issued a final rule effective April 5, 2021, to align its capital planning and stress capital buffer requirements with the tailoring framework. Under the final rule, unless otherwise directed by the FRB in specified circumstances, Ally and other Category IV firms are generally no longer required to calculate forward-looking projections of revenues, losses, reserves, and pro forma capital levels under scenarios provided by the FRB. Each firm continues to be required, however, to provide a forward-looking analysis of income and capital levels under expected and stressful conditions that are designed by the firm. In addition, for Category IV firms, the final rule updated the frequency of calculating the portion of the stress capital buffer derived from the supervisory stress test to every other year. These firms have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which they would not generally be subject to the supervisory stress test. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm would receive an updated stress capital buffer requirement that reflects its updated planned common-stock dividends. The final rule also includes reporting and other changes consistent with the tailoring framework.
In July 2019, the FRB and other U.S. banking agencies issued a final rule to simplify the capital treatment for MSAs, certain DTAs, and investments in the capital instruments of unconsolidated financial institutions (collectively, threshold items). Prior to the final rule taking effect, banking organizations deducted from capital amounts of threshold items that individually exceeded 10% of Common Equity Tier 1 capital. The aggregate amount of threshold items not deducted under the 10% threshold deduction but that nonetheless exceeded 15% of Common Equity Tier 1 capital minus certain deductions from and adjustments to Common Equity Tier 1 capital were also deducted. Any

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
amount of these MSAs and certain DTAs not deducted from Common Equity Tier 1 capital were risk weighted at 100%. The final rule removed the individual and aggregate deduction thresholds for threshold items and adopted a single 25% Common Equity Tier 1 capital deduction threshold for each item individually, and required that any of the threshold items not deducted be risk weighted at 250%. The final rule also simplified the calculation methodology for minority interests. These provisions took effect for us on April 1, 2020, and did not have a material impact on our capital position.
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
Capital Planning and Stress Tests
As a Category IV firm, we are subject to supervisory stress testing on a two-year cycle and are exempted from mandated company-run stress testing requirements. We are also required to submit an annual capital plan to the FRB. Our annual capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on our capital. The plan must also include a discussion of how we, under expected and stressful conditions, will maintain capital commensurate with our risks and above the minimum regulatory capital ratios, and will serve as a source of strength to Ally Bank. The FRB’s final rule introducing the stress capital buffer requirement, which is described above in the section titled Basel Capital Framework, made several changes to the CCAR process that applied beginning with the 2020 cycle.
The following table presents information related to our common stock and distributions to our common stockholders over the last eight quarters.

	Common stock repurchased during period (a) (b)		Number of common shares outstanding		Cash dividends declared per common share (c)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2019
First quarter	$211	8,113	404,900	399,761	$0.17
Second quarter	229	7,775	399,761	392,775	0.17
Third quarter	300	9,287	392,775	383,523	0.17
Fourth quarter	299	9,554	383,523	374,332	0.17
2020
First quarter	$104	3,838	374,332	373,155	$0.19
Second quarter	—	53	373,155	373,837	0.19
Third quarter	1	9	373,837	373,857	0.19
Fourth quarter	1	37	373,857	374,674	0.19
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)On March 17, 2020, we announced the voluntary suspension of our stock-repurchase program through its termination on June 30, 2020. Consistent with the FRB’s restrictions on common-stock repurchases for large firms such as Ally, described below, we did not implement a new stock-repurchase program or repurchase shares of our common stock, except in connection with compensation plans, for the remainder of 2020. Refer to the discussion below for further details about this action.
(c)On January 11, 2021, our Board declared a quarterly cash dividend of $0.19 per share on all common stock, payable on February 12, 2021, to stockholders of record at the close of business on February 1, 2021. Refer to Note 31 for further information regarding this common stock dividend.
We received a non-objection to our 2018 capital plan in June 2018. We were not required to submit an annual capital plan to the FRB, participate in the supervisory stress test or CCAR, or conduct company-run capital stress tests during the 2019 cycle. Instead, our capital actions during the 2019 cycle were largely based on the results from our 2018 supervisory stress test. On April 1, 2019, our Board authorized an increase in our stock-repurchase program, permitting us to repurchase up to $1.25 billion of our common stock from time to time from the third quarter of 2019 through the second quarter of 2020. On March 17, 2020, in order to support the FRB’s effort to mitigate the impact of the COVID-19 pandemic on the U.S. economy and the financial system, we announced the voluntary suspension of our stock-repurchase program through its termination on June 30, 2020. We did not implement a new stock-repurchase program or repurchase shares of our common stock, except in connection with compensation plans, for the remainder of 2020, consistent with the restrictions imposed by the FRB as described in the next paragraph. On January 11, 2021, our Board declared a quarterly cash dividend of $0.19 per share of our common stock. Refer to Note 31 for further information on the most recent dividend.
We submitted our 2020 capital plan on April 3, 2020, which included planned capital distributions to common stockholders through share repurchases and cash dividends over the nine-quarter planning horizon. On June 25, 2020, the FRB provided us with the results of the

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
supervisory stress test, additional industry-wide sensitivity analyses conducted in light of the COVID-19 pandemic, and our preliminary stress capital buffer requirement. At the same time, the FRB announced its determination that changes in financial markets or the macroeconomic outlook could have a material effect on the risk profiles and financial conditions of firms subject to the capital-plan rule and that, as a result, the firms (including Ally) would be required to resubmit capital plans to the FRB within 45 days after receiving updated stress scenarios from the FRB. On September 17, 2020, the FRB released two updated scenarios—severely adverse and alternative severe. We updated our capital plan in light of firm-specific baseline and stress scenarios, as required, and submitted our updated plan to the FRB on November 2, 2020. On December 18, 2020, the FRB publicly disclosed summary results of its second round of supervisory stress testing and extended the deadline by which firms will be notified about whether their stress capital buffer requirements will be recalculated to March 31, 2021. On June 25, 2020, the FRB also announced several actions to ensure that large firms, such as Ally, remain resilient despite the economic uncertainty from the COVID-19 pandemic, including for the third quarter of 2020 (1) the suspension of repurchases by any firm of its common stock, except repurchases relating to issuances of common stock related to employee stock ownership plans, and (2) the disallowance of any increase by a firm in the amount of its common-stock dividends and the imposition of a common-stock dividend limit equal to the average of the firm’s net income for the four preceding calendar quarters. These restrictions were extended by the FRB for the fourth quarter of 2020. On December 18, 2020, the FRB extended and modified these restrictions for the first quarter of 2021 to limit aggregate common-stock dividends and share repurchases to an amount equal to the average of the firm’s net income for the four preceding calendar quarters subject to specified exceptions. Restrictions of this kind may be further extended by the FRB. On January 11, 2021, our Board authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021. The aggregate amount of our common-stock dividends and share repurchases in the first quarter of 2021 is subject to the FRB’s restrictions described above. These restrictions may be further extended by the FRB on a quarter-by-quarter basis.
Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB), impacts related to the COVID-19 pandemic, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.
Depository Institutions
Ally Bank is a member of the Federal Reserve System and is subject to regulation, supervision, and examination by the FRB and the UDFI. Ally Bank’s deposits are insured by the FDIC, and Ally Bank is required to file periodic reports with the FDIC concerning its financial condition. Total assets of Ally Bank were $172.0 billion and $167.5 billion at December 31, 2020, and 2019, respectively. Federal and Utah law place a number of conditions, restrictions, and limitations on dividends and other capital distributions that may be paid by Ally Bank to Ally. Dividends or other distributions made by Ally Bank to Ally were $1.2 billion and $2.0 billion in 2020 and 2019, respectively.
On March 15, 2020, in response to the COVID-19 pandemic, the FRB announced the elimination of the requirement for banks to maintain minimum average reserve balances, effective March 26, 2020. The amount of the required reserve balance for Ally Bank was $416 million at December 31, 2019.
Ally Bank is required to satisfy regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state, and foreign agencies that could have a material effect on our results of operations and financial condition. Ally Bank was in compliance with these requirements at December 31, 2020.
Insurance Companies
Certain of our Insurance operations are subject to minimum aggregate capital requirements, net asset and dividend restrictions under applicable state and foreign insurance laws, and the rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under various state and foreign insurance regulations, dividend distributions may be made only from statutory unassigned surplus, with approvals required from the regulatory authorities for dividends in excess of certain statutory limitations. At December 31, 2020, the maximum dividend that could be paid by the U.S. insurance subsidiaries over the next 12 months without prior statutory approval was $91 million.
21.    Derivative Instruments and Hedging Activities
We enter into derivative instruments, which may include interest rate swaps, foreign-currency forwards, equity options, and interest rate options in connection with our risk-management activities. Our primary objective for utilizing derivative financial instruments is to manage interest rate risk associated with our fixed-rate and variable-rate assets and liabilities, foreign exchange risks related to our foreign-currency denominated assets and liabilities, and other market risks related to our investment portfolio.
Interest Rate Risk
We monitor our mix of fixed-rate and variable-rate assets and liabilities and may enter into interest rate swaps, forwards, and options to achieve our desired mix of fixed-rate and variable-rate assets and liabilities. We execute these trades to modify our exposure to interest rate risk by converting certain fixed-rate instruments to a variable-rate and certain variable-rate instruments to a fixed-rate. We use a mix of both derivatives that qualify for hedge accounting treatment and economic hedges (which do not qualify for hedge accounting treatment).

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
We execute economic hedges, which may consist of interest rate swaps, interest rate caps, forwards, and options to mitigate interest rate risk.
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
Credit Risk
We enter into various retail automotive-loan purchase agreements with certain counterparties. As part of those agreements, Ally withholds a portion of the purchase price from the counterparty and may be required to pay the counterparty all or part of the amount withheld at agreed upon measurement dates and determinable amounts if actual credit performance of the acquired loans on the measurement date is better than or equal to what was estimated at the time of acquisition. Based upon these terms, these contracts meet the accounting definition of a derivative.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the years ended December 31, 2020, or 2019.
We placed cash and noncash collateral totaling $4 million and $145 million, respectively, supporting our derivative positions at December 31, 2020, compared to $118 million of noncash collateral at December 31, 2019, in accounts maintained by counterparties. These amounts include collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 15 for details on the repurchase agreements. The receivables for cash collateral placed are included on our Consolidated Balance Sheet in other assets.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
We received cash and noncash collateral from counterparties totaling $40 million and $29 million, respectively, in accounts maintained by counterparties at December 31, 2019. These amounts include collateral received from clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 15 for details on repurchase agreements. The payables for cash collateral received are included on our Consolidated Balance Sheet in accrued expenses and other liabilities. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.
Balance Sheet Presentation
The following table summarizes the amounts of derivative instruments reported on our Consolidated Balance Sheet. The amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories.
Derivative contracts in a receivable and payable position exclude open trade equity on derivatives cleared through central clearing counterparties. Any associated margin exchanged with our central clearing counterparties are treated as settlements of the derivative exposure, rather than collateral. Such payments are recognized as settlements of the derivatives contracts in a receivable and payable position on our Consolidated Balance Sheet.
Notional amounts are reference amounts from which contractual obligations are derived and are not recorded on the balance sheet. In our view, derivative notional is not an accurate measure of our derivative exposure when viewed in isolation from other factors, such as market rate fluctuations and counterparty credit risk.

	2020			2019
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
December 31, ($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$12,385	$—	$—	$17,101
Purchased options	—	—	—	62	—	14,100
Foreign exchange contracts
Forwards	1	—	164	—	3	157
Total derivatives designated as accounting hedges	1	—	12,549	62	3	31,358
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	1	—	391	—	—	81
Written options	15	—	587	2	—	522
Purchased options	—	—	—	—	—	416
Total interest rate risk	16	—	978	2	—	1,019
Foreign exchange contracts
Futures and forwards	—	1	159	—	2	112
Total foreign exchange risk	—	1	159	—	2	112
Credit contracts (a)
Other credit derivatives	—	28	n/a	—	—	—
Total credit risk	—	28	n/a	—	—	—
Equity contracts
Written options	—	4	2	—	—	—
Total equity risk	—	4	2	—	—	—
Total derivatives not designated as accounting hedges	16	33	1,139	2	2	1,131
Total derivatives	$17	$33	$13,688	$64	$5	$32,489
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $56 million as of December 31, 2020.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents amounts recorded on our Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

December 31, ($ in millions)	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
	2020	2019	2020	2019	2020	2019
Assets
Available-for-sale securities (b) (c)	$1,259	$1,217	$39	$18	$28	$18
Finance receivables and loans, net (d)	28,393	33,312	225	135	72	44
Liabilities
Long-term debt	$8,656	$11,995	$169	$24	$203	$127
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)The carrying amount of hedged available-for-sale securities is presented above using amortized cost and includes $592 million and $230 million at December 31, 2020, and December 31, 2019, respectively, related to closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. Refer to Note 8 for a reconciliation of the amortized cost and fair value of available-for-sale securities.
(c)Includes the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amount that has been identified as the last of layer in the discontinued hedge relationship was $1.2 billion and $200 million as of December 31, 2020, and December 31, 2019, respectively. The basis adjustment associated with the discontinued last of layer relationship was a $20 million asset as of December 31, 2020, and a $2 million asset as of December 31, 2019, which was allocated across the entire remaining pool upon termination of the hedge relationship. There were no open last-of-layer relationships at December 31, 2020, or December 31, 2019.
(d)The hedged item represents the carrying value of the hedged portfolio of assets. The amount identified as the last of layer in the open hedge relationship was $9.4 billion and $10.2 billion at December 31, 2020, and December 31, 2019, respectively. The basis adjustment associated with the open last-of-layer relationship was a $153 million asset as of December 31, 2020, and a $91 million asset as of December 31, 2019, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. The amount that is identified as the last of layer in the discontinued hedge relationship was $18.5 billion at December 31, 2020, and $12.8 billion at December 31, 2019. The basis adjustment associated with the discontinued last-of-layer hedge relationship was a $72 million asset and $43 million asset as of December 31, 2020, and December 31, 2019, respectively, which was allocated across the entire remaining pool upon termination of the hedge relationship.
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Consolidated Statement of Income.

Year ended December 31, ($ in millions)	2020	2019	2018
(Loss) gain recognized in earnings
Interest rate contracts
Loss (gain) on mortgage and automotive loans, net	$(10)	$1	$—
Other income, net of losses	(19)	(11)	—
Total interest rate contracts	(29)	(10)	—
Foreign exchange contracts
Other income, net of losses	—	—	13
Other operating expenses	(7)	(4)	—
Total foreign exchange contracts	(7)	(4)	13
Credit contracts
Interest and fees on finance receivables and loans	(4)	—	—
Other income, net of losses	(1)	—	—
Total credit contracts	(5)	—	—
Total (loss) gain recognized in earnings	$(41)	$(14)	$13

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Consolidated Statement of Income.

	Interest and fees on finance receivables and loans			Interest and dividends on investment securities and other earning assets			Interest on deposits			Interest on long-term debt
Year ended December 31, ($ in millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
(Loss) gain on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$(135)	$41	$62
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	—	—	—	135	(41)	(61)
Hedged fixed-rate FHLB advances	—	—	—	—	—	—	—	—	—	—	—	47
Derivatives designated as hedging instruments on fixed-rate FHLB advances	—	—	—	—	—	—	—	—	—	—	—	(47)
Hedged available-for-sale securities	—	—	—	38	28	(3)	—	—	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	—	(38)	(28)	3	—	—	—	—	—	—
Hedged fixed-rate consumer automotive loans	139	138	19	—	—	—	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(139)	(138)	(19)	—	—	—	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	—	—	—	—	1
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Hedged variable rate commercial loans
Reclassified from accumulated other comprehensive income into income	73	—	—	—	—	—	—	—	—	—	—	—
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	(8)	(4)	1	—	—	—
Hedged variable-rate borrowings
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	—	—	—	—	15	1
Total gain (loss) on cash flow hedging relationships	$73	$—	$—	$—	$—	$—	$(8)	$(4)	$1	$—	$15	$1
Total amounts presented in the Consolidated Statement of Comprehensive Income	$6,581	$7,337	$6,688	$736	$955	$788	$1,952	$2,538	$1,735	$1,249	$1,570	$1,753
During the next 12 months, we estimate $61 million of gains will be reclassified into pretax earnings from derivatives designated as cash flow hedges.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Consolidated Statement of Income.

	Interest and fees on finance receivables and loans			Interest and dividends on investment securities and other earning assets			Interest on deposits			Interest on long-term debt
Year ended December 31, ($ in millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$12	$25	$51
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	—	—	—	—	—	—	—	8
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	—	—	—	—	—	(22)	(23)	(17)
Interest for qualifying accounting hedges of secured debt (FHLB advances)	—	—	—	—	—	—	—	—	—	—	—	6
Amortization of deferred basis adjustments of available-for-sale securities	—	—	—	(7)	(3)	—	—	—	—	—	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	—	(6)	2	(1)	—	—	—	—	—	—
Amortization of deferred loan basis adjustments	(49)	(28)	(14)	—	—	—	—	—	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held-for-investment	(121)	22	16	—	—	—	—	—	—	—	—	—
Total (loss) gain on fair value hedging relationships	(170)	(6)	2	(13)	(1)	(1)	—	—	—	(10)	2	48
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Interest for qualifying accounting hedges of variable-rate borrowings	—	—	—	—	—	—	—	—	—	—	—	8
Interest for qualifying accounting hedges of deposit liabilities	—	—	—	—	—	—	—	(1)	3	—	—	—
Interest for qualifying accounting hedges of variable-rate commercial loans	1	1	—	—	—	—	—	—	—	—	—	—
Total gain (loss) on cash flow hedging relationships	$1	$1	$—	$—	$—	$—	$—	$(1)	$3	$—	$—	$8
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss).

Year ended December 31, ($ in millions)	2020	2019	2018
Interest rate contracts
Gain (loss) recognized in other comprehensive income	$105	$(23)	$10

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes the effect of net investment hedges on accumulated other comprehensive income and the Consolidated Statement of Income.

Year ended December 31, ($ in millions)	2020	2019	2018
Foreign exchange contracts (a) (b)
(Loss) gain recognized in other comprehensive income	$(4)	$(6)	$12
(a)There were no amounts excluded from effectiveness testing for the years ended December 31, 2020, 2019, or 2018.
(b)Gains and losses reclassified from accumulated other comprehensive income are reported as other income, net of losses, in the Consolidated Statement of Income. There were no amounts reclassified for the years ended December 31, 2020, 2019, or 2018.
22.    Income Taxes
The significant components of income tax expense from continuing operations were as follows.

Year ended December 31, ($ in millions)	2020	2019	2018
Current income tax (benefit) expense
U.S. federal	$—	$(2)	$(12)
Foreign	6	4	5
State and local	80	65	35
Total current expense	86	67	28
Deferred income tax expense (benefit)
U.S. federal	280	178	328
Foreign	1	2	—
State and local	(39)	(1)	3
Total deferred expense	242	179	331
Total income tax expense from continuing operations	$328	$246	$359
A reconciliation of income tax expense from continuing operations with the amounts at the statutory U.S. federal income tax rate is shown in the following table.

Year ended December 31, ($ in millions)	2020	2019	2018
Statutory U.S. federal tax expense	$297	$413	$340
Change in tax resulting from
Nondeductible expenses	37	29	28
State and local income taxes, net of federal income tax benefit	36	50	26
Tax credits, excluding expirations	(29)	(27)	(20)
Changes in unrecognized tax benefits	4	5	22
Valuation allowance change, excluding expirations	(3)	(219)	(8)
Tax law enactment	—	(1)	(23)
Other, net	(14)	(4)	(6)
Total income tax expense from continuing operations	$328	$246	$359
For the year ended December 31, 2020, consolidated income tax expense from continuing operations was largely driven by tax attributable to pretax earnings for the year. For the year ended December 31, 2019, consolidated income tax expense from continuing operations was driven by tax attributable to pretax earnings for the year, partially offset by the release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2019. The valuation allowance release was primarily driven by our capacity to engage in certain foreign securitization transactions and the market demand from investors related to these transactions, coupled with the anticipated timing of the forecasted expiration of certain foreign tax credit carryforwards. For the year ended December 31, 2018, consolidated income tax expense from continuing operations was largely driven by tax attributable to pretax earnings for the year.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, ($ in millions)	2020	2019
Deferred tax assets
Tax credit carryforwards	$1,786	$1,784
Adjustments to loan value	923	448
State and local taxes	191	153
Other	366	312
Gross deferred tax assets	3,266	2,697
Valuation allowance	(835)	(837)
Deferred tax assets, net of valuation allowance	2,431	1,860
Deferred tax liabilities
Lease transactions	1,809	1,325
Deferred acquisition costs	391	366
Other	229	178
Gross deferred tax liabilities	2,429	1,869
Net deferred tax assets (liabilities) (a)	$2	$(9)
(a)Amounts include $94 million and $58 million of net deferred tax assets included in other assets on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax asset position at December 31, 2020, and 2019, respectively, and $92 million and $67 million included in accrued expenses and other liabilities on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax liability position.
The following table summarizes net deferred tax assets including related valuation allowances at December 31, 2020.

($ in millions)	Deferred tax asset (liability)		Valuation allowance	Net deferred tax asset (liability)	Years of expiration
Tax credit carryforwards
Foreign tax credits	$1,340		$(734)	$606	2022–2030
General business credits	446		—	446	2025–2040
Total tax credit carryforwards	1,786		(734)	1,052
Tax loss carryforwards
Net operating losses — federal	7	(a)	—	7	2027–2036
Net operating losses — state	171	(b)	(101)	70	2021–2040
Total federal and state tax loss carryforwards	178		(101)	77
Other net deferred tax liabilities	(1,127)		—	(1,127)	n/a
Net deferred tax assets (liabilities)	$837		$(835)	$2
(a)Federal net operating loss carryforwards are included in the other assets total disclosed in our deferred inventory table above.
(b)State net operating loss carryforwards are included in the state and local taxes and other liabilities totals disclosed in our deferred inventory table above.
As of December 31, 2020, we continue to not assert that foreign earnings are indefinitely reinvested outside of the United States. Deferred tax liabilities for incremental U.S. tax that stem from temporary differences related to investment in foreign subsidiaries or corporate joint ventures are negligible and have been recognized as of December 31, 2020.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits.

($ in millions)	2020	2019	2018
Balance at January 1,	$48	$44	$15
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	5	11	29
Reductions for tax positions of prior years	—	(5)	—
Settlements	—	(2)	—
Expiration of statute of limitations	—	—	—
Balance at December 31,	$53	$48	$44

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Included in the unrecognized tax benefits balances are some items, the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences and the portion of gross state unrecognized tax benefits that would be offset by the tax benefit of the associated federal deduction. At December 31, 2020, 2019, and 2018, the balance of unrecognized tax benefits that, if recognized, would affect our effective tax rate were $42 million, $38 million, and $34 million, respectively.
We recognize accrued interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively. For the years ended December 31, 2020, 2019, and 2018, the cumulative accrued balance for interest and penalties was less than $1 million and interest and penalties of $1 million or less were accrued each year.
It is reasonably possible that the unrecognized tax benefits will decrease by up to $51 million over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdictions.
We file tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Our most significant operations are in the United States and Canada. The oldest tax years that remain subject to examination for those jurisdictions are 2017 and 2011, respectively.
23.    Share-based Compensation Plans
We grant RSUs and PSUs to certain employees under the Ally Financial Inc. Incentive Compensation Plan (AICP). In January 2020, we awarded all active, full-time Ally employees with 100 restricted stock units in recognition of our notable accomplishments. The AICP allows us to grant an array of equity-based and other incentive awards to our named executive officers and other employees. These awards are structured to align with long-term value creation for our stockholders, to provide appropriate incentives for participating employees, and to achieve the other objectives of our compensation philosophy. At December 31, 2020, we had 26,424,722 shares available for future grants of equity-based awards remaining under the AICP.
The AICP provides the Company with discretion to determine whether RSUs and PSUs will be settled in the form of cash, shares of Ally common stock, other awards, other property, net settlement, or any combination thereof. Our equity-based awards generally settle in Ally common stock and are classified as equity awards under GAAP. The cost of the awards is ratably charged to compensation and benefits expense in our Consolidated Statement of Income over their applicable service period and are based on the grant date fair value of Ally common stock. The awards typically include retirement eligibility and qualifying termination provisions, which fully vest as of the date upon meeting the eligibility requirements and are paid on the original settlement date.
PSUs and RSUs
PSUs are payable contingent upon Ally achieving certain predefined performance objectives over a three- year measurement period for 2020 and 2019 granted awards, or a two-year measurement period for 2018 and 2017 granted awards. All PSUs granted have a three-year service condition. The number of awards payable upon vesting can range from zero to 150% of the grant amount. The PSUs generally settle in the form of Ally common stock. In 2021, we communicated our intention to settle PSUs granted to certain of our Executive Officers in the form of cash. As such, the awards that we intend to settle in cash will be classified as liability-based awards beginning in 2021. We accrue dividend equivalents for our PSUs that are paid upon vesting and based on the number of awards payable.
RSUs are awarded to employees at no cost to the recipient upon their grant. The compensation costs related to these awards are ratably charged to expense over the applicable service period. The majority of the existing RSUs settle in the form of Ally common stock. RSUs generally vest one third ratably each year over a three-year period starting on the date the award was issued and are converted into shares of common stock as of the vesting date. In 2020, Ally issued RSU awards to all eligible employees that followed a separate three-year cliff-vesting schedule. We accrue dividend equivalents for our RSUs that are paid upon vesting. Ally has awards that vested but were not yet distributed for the years ended December 31, 2020, 2019, and 2018.
The following table presents the changes in outstanding non-vested PSUs and RSUs activity during 2020.

(in thousands, except per share data)	Number of units	Weighted-average grant date fair value per share
RSUs and PSUs
Outstanding non-vested at January 1, 2020	4,367	$26.48
Granted	3,670	30.93
Vested	2,765	26.14
Forfeited	163	30.36
Outstanding non-vested at December 31, 2020	5,109	29.73
We recognized expense related to PSUs and RSUs of $80 million, $67 million, and $72 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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
We also execute OTC and centrally cleared derivative contracts, such as interest rate swaps, foreign-currency denominated forward contracts, caps, floors, and agency to-be-announced securities. We utilize third-party-developed valuation models that are widely accepted in the market to value these derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves, interpolated volatility assumptions, or equity pricing) are used in the model. We classified these derivative contracts as Level 2 because all significant inputs into these models were market observable.
We also enter into interest rate lock commitments and forward-sale commitments that are executed as part of our mortgage business, certain of which meet the accounting definition of a derivative and therefore are recorded as derivatives on our Consolidated Balance Sheet. Because these derivatives are valued using internal pricing models with unobservable inputs, they are classified as Level 3.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
We purchase automotive finance receivables and loans from third parties as part of forward flow arrangements and, from time-to-time, execute opportunistic ad-hoc bulk purchases. As part of those agreements, Ally withholds a portion of the purchase price from the counterparty and may be required to pay the counterparty all or part of the amount withheld at agreed upon measurement dates and determinable amounts if actual credit performance of the acquired loans on the measurement date is better than or equal to what was estimated at the time of acquisition. Because these contracts meet the accounting definition of a derivative, we recognize a liability at fair value for these deferred purchase price payments. The fair value of these liabilities is determined using a discounted cash flow method. To estimate cash flows, we utilize various significant assumptions, including market observable inputs (for example, forward interest rates) and internally developed inputs (for example, prepayment speeds, delinquency levels, and expected credit losses). These liabilities are valued using internal loss models with unobservable inputs, and are classified as Level 3.
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

	Recurring fair value measurements
December 31, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$1,064	$—	$7	$1,071
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	803	—	—	803
U.S. States and political subdivisions	—	1,088	7	1,095
Foreign government	17	159	—	176
Agency mortgage-backed residential	—	18,588	—	18,588
Mortgage-backed residential	—	2,640	—	2,640
Agency mortgage-backed commercial	—	4,189	—	4,189
Asset-backed	—	425	—	425
Corporate debt	—	1,914	—	1,914
Total available-for-sale securities	820	29,003	7	29,830
Mortgage loans held-for-sale (b)	—	—	91	91
Finance receivables and loans, net
Consumer other (b)	—	—	8	8
Derivative contracts in a receivable position
Interest rate	—	—	16	16
Foreign currency	—	1	—	1
Total derivative contracts in a receivable position	—	1	16	17
Total assets	$1,884	$29,004	$129	$31,017
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Foreign currency	$—	$1	$—	$1
Credit contracts	—	—	28	28
Equity contracts	4	—	—	4
Total derivative contracts in a payable position	4	1	28	33
Total liabilities	$4	$1	$28	$33
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

	Level 3 recurring fair value measurements
		Net realized/unrealized (losses) gains							Fair value at Dec. 31, 2020	Net unrealized (losses) gains still held at December 31, 2020
($ in millions)	Fair value at Jan. 1, 2020	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements		included in earnings	included in OCI
Assets
Investment securities
Equity securities	$8	$(1)	(a)	$—	$—	$—	$—	$—	$7	$(1)	$—
Available-for-sale securities	2	—		—	5	—	—	—	7	—	—
Mortgage loans held-for-sale (b)	30	67	(c)	—	2,734	(2,740)	—	—	91	1	—
Finance receivables and loans, net (b)	11	4	(d)	—	18	—	—	(25)	8	—	—
Other assets
Interests retained in financial asset sales	2	—		—	—	—	—	(2)	—	—	—
Total assets	$53	$70		$—	$2,757	$(2,740)	$—	$(27)	$113	$—	$—
(a)Reported as other gain on investments, net, in the Consolidated Statement of Income.
(b)Carried at fair value due to fair value option elections.
(c)Reported as gain on mortgage and automotive loans, net, in the Consolidated Statement of Income.
(d)Reported as interest and fees on finance receivables and loans and other income, net of losses, in the Consolidated Statement of Income.

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at Dec. 31, 2020	Net unrealized gains still held at December 31, 2020
($ in millions)	Fair value at Jan. 1, 2020	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements		included in earnings	included in OCI
Liabilities
Derivative liabilities, net of derivative assets	$(2)	$(10)	(a)	$—	$—	$—	$24	$—	$12	$(10)	$—
Total (assets) liabilities	$(2)	$(10)		$—	$—	$—	$24	$—	$12	$(10)	$—
(a)Reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Consolidated Statement of Income.

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at Dec. 31, 2019	Net unrealized gains still held at December 31, 2019
($ in millions)	Fair value at Jan. 1, 2019	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements		included in earnings	included in OCI
Assets
Investment securities
Equity securities	$7	$5	(a)	$—	$—	$—	$—	$(4)	$8	$5	$—
Available-for-sale securities	—	—		—	2	—	—	—	2	—	—
Mortgage loans held-for-sale (b)	8	12	(c)	—	742	(732)	—	—	30	—	—
Finance receivables and loans, net (b)	—	1	(d)	—	15	—	—	(5)	11	—	—
Other assets
Interests retained in financial asset sales	4	—		—	—	—	—	(2)	2	—	—
Derivative assets, net of derivative liabilities	—	2	(c)	—	—	—	—	—	2	2	—
Total assets	$19	$20		$—	$759	$(732)	$—	$(11)	$55	$7	$—
(a)Reported as other gain on investments, net, in the Consolidated Statement of Income.
(b)Carried at fair value due to fair value option elections.
(c)Reported as gain on mortgage and automotive loans, net, in the Consolidated Statement of Income.
(d)Reported as interest and fees on finance receivables and loans in the Consolidated Statement of Income.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at December 31, 2020, and December 31, 2019, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
December 31, 2020 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$315	$315	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	27	27	(5)	n/m	(a)
Other	—	—	54	54	(20)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	81	81	(25)	n/m	(a)
Other assets
Nonmarketable equity investments (c)	—	7	118	125	88	n/m	(a)
Repossessed and foreclosed assets (d)	—	—	9	9	(1)	n/m	(a)
Total assets	$—	$7	$523	$530	$62	n/m
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
(b)Represents collateral-dependent loans held for investment for which a nonrecurring measurement was made. The related allowance for loan losses represents the cumulative fair value adjustments for those specific receivables.
(c)Primarily relates to an investment in one entity for which there was a subsequent funding round. This subsequent funding round resulted in an observable price change in the value of our investment in the entity. Refer to Note 13 for further discussion.
(d)The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
December 31, 2019 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$128	$128	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	64	64	(12)	n/m	(a)
Other	—	—	45	45	(21)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	109	109	(33)	n/m	(a)
Other assets
Nonmarketable equity investments	—	5	7	12	—	n/m	(a)
Equity-method investments	—	—	4	4	(6)	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	12	12	(1)	n/m	(a)
Total assets	$—	$5	$260	$265	$(40)	n/m
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
(b)Represents collateral-dependent loans held for investment for which a nonrecurring measurement was made. The related allowance for loan losses represents the cumulative fair value adjustments for those specific receivables.
(c)The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.
Additionally, on April 30, 2020, we recognized a $50 million impairment of goodwill at Ally Invest. At the time of impairment, the fair value of goodwill at Ally Invest was classified as Level 3 under the fair value hierarchy. Refer to Note 13 for further discussion.
Fair Value Option for Financial Assets
We elected the fair value option for an insignificant amount of conforming mortgage loans held for sale and certain acquired unsecured consumer finance receivables. We elected the fair value option for conforming mortgage loans held for sale to mitigate earnings volatility by better matching the accounting for the assets with the related derivatives. We elected the fair value option for certain acquired unsecured consumer finance receivables to mitigate the complexities of recording these loans at amortized cost. Our intent in electing fair value measurement was to mitigate a divergence between accounting gains or losses and economic exposure for certain assets and liabilities.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at December 31, 2020, and December 31, 2019.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
December 31, 2020
Financial assets
Held-to-maturity securities	$1,253	$—	$1,331	$—	$1,331
Loans held-for-sale, net	315	—	—	315	315
Finance receivables and loans, net	115,243	—	—	122,156	122,156
FHLB/FRB stock (a)	725	—	725	—	725
Financial liabilities
Deposit liabilities	$55,210	$—	$—	$55,932	$55,932
Short-term borrowings	2,136	—	—	2,136	2,136
Long-term debt	22,006	—	19,161	6,310	25,471
December 31, 2019
Financial assets
Held-to-maturity securities	$1,568	$—	$1,600	$—	$1,600
Loans held-for-sale, net	128	—	—	128	128
Finance receivables and loans, net	126,957	—	—	130,837	130,837
FHLB/FRB stock (a)	1,150	—	1,150	—	1,150
Financial liabilities
Deposit liabilities	$60,146	$—	$—	$60,678	$60,678
Short-term borrowings	5,531	—	—	5,532	5,532
Long-term debt	34,027	—	22,789	14,138	36,927
(a)Included in other assets on our Consolidated Balance Sheet.
In addition to the financial instruments presented in the above table, we have various financial instruments for which the carrying value approximates the fair value due to their short-term nature and limited credit risk. These instruments include cash and cash equivalents, restricted cash, cash collateral, accrued interest receivable, accrued interest payable, trade receivables and payables, and other short-term receivables and payables. Included in cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal. Classified as Level 1 under the fair value hierarchy, cash and cash equivalents generally expose us to limited credit risk and are so near maturity that they present insignificant risk of changes in value because of changes in interest rates.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
collateral when their obligation rises or removes collateral when it falls, such that the net replacement cost of the nondefaulting party is covered in the event of counterparty default.
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At December 31, 2020, these instruments are reported as gross assets and gross liabilities on the Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 21.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Consolidated Balance Sheet	Gross amounts not offset on the Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
2020
Assets
Derivative assets in net liability positions	$1	$—	$1	$(1)	$—	$—
Derivative assets with no offsetting arrangements	16	—	16	—	—	16
Total assets	$17	$—	$17	$(1)	$—	$16
Liabilities
Derivative liabilities in net liability positions	$5	$—	$5	$(1)	$(1)	$3
Derivative liabilities with no offsetting arrangements	28	—	28	—	—	28
Total liabilities	$33	$—	$33	$(1)	$(1)	$31
2019
Assets
Derivative assets in net asset positions	$62	$—	$62	$—	$(36)	$26
Derivative assets with no offsetting arrangements	2	—	2	—	—	2
Total assets	$64	$—	$64	$—	$(36)	$28
Liabilities
Derivative liabilities in net liability positions	$5	$—	$5	$—	$(4)	$1
Total liabilities	$5	$—	$5	$—	$(4)	$1
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
Mortgage Finance operations — Our held-for-investment portfolio includes our direct-to-consumer Ally Home mortgage offering and bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties. Through our direct-to-consumer channel, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment provider. Through the bulk loan channel, we purchase loans from several qualified sellers on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel.
Corporate Finance operations — Primarily provides senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies, with a focus on businesses owned by private equity sponsors. These loans are typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, restructurings, and working capital. We also provide, through our Lender Finance business, nonbank wholesale-funded managers with partial funding for their direct-lending activities, which is principally leveraged loans. Additionally, we offer a commercial real estate product to serve companies in the healthcare industry.
Corporate and Other primarily consists of centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments. Financial results related to Ally Invest, our online brokerage operations, and Ally Lending, our point-of-sale financing business, are also included within Corporate and Other.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Financial information for our reportable operating segments is summarized as follows.

Year ended December 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2020
Net financing revenue (loss) and other interest income	$4,284	$42	$118	$299	$(40)	$4,703
Other revenue	204	1,334	102	45	298	1,983
Total net revenue	4,488	1,376	220	344	258	6,686
Provision for credit losses	1,236	—	7	149	47	1,439
Total noninterest expense	1,967	1,092	160	107	507	3,833
Income (loss) from continuing operations before income tax expense	$1,285	$284	$53	$88	$(296)	$1,414
Total assets	$104,794	$9,137	$14,889	$6,108	$47,237	$182,165
2019
Net financing revenue and other interest income	$4,141	$54	$171	$239	$28	$4,633
Other revenue	249	1,274	22	45	171	1,761
Total net revenue	4,390	1,328	193	284	199	6,394
Provision for credit losses	962	—	5	36	(5)	998
Total noninterest expense	1,810	1,013	148	95	363	3,429
Income (loss) from continuing operations before income tax expense	$1,618	$315	$40	$153	$(159)	$1,967
Total assets	$113,863	$8,547	$16,279	$5,787	$36,168	$180,644
2018
Net financing revenue and other interest income	$3,769	$54	$179	$204	$184	$4,390
Other revenue	269	981	7	38	119	1,414
Total net revenue	4,038	1,035	186	242	303	5,804
Provision for credit losses	920	—	1	12	(15)	918
Total noninterest expense	1,750	955	140	86	333	3,264
Income (loss) from continuing operations before income tax expense	$1,368	$80	$45	$144	$(15)	$1,622
Total assets	$117,304	$7,734	$15,211	$4,670	$33,950	$178,869
(a)Net financing revenue and other interest income after the provision for credit losses totaled $3.3 billion, $3.6 billion, and $3.5 billion for the years ended December 31, 2020, 2019, and 2018, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
27.    Parent Company Condensed Financial Information
The following tables present standalone condensed financial statements for Ally Financial Inc. (referred to within this section as the Parent). These condensed statements are provided in accordance with SEC rules, which require disclosure when the restricted net assets of consolidated subsidiaries exceed 25% of consolidated net assets, and should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements. For purposes of these condensed financial statements, the Parent’s wholly-owned subsidiaries are presented in accordance with the equity method of accounting.
Condensed Statement of Comprehensive Income

Year ended December 31, ($ in millions)	2020	2019	2018
Net financing loss and other interest income	$(1,049)	$(1,116)	$(1,083)
Dividends from bank subsidiaries	1,150	1,950	2,600
Dividends from nonbank subsidiaries	66	436	443
Total other revenue	367	343	481
Total net revenue	534	1,613	2,441
Provision for credit losses	(68)	35	176
Total noninterest expense	693	626	764
(Loss) income from continuing operations before income tax benefit and undistributed income (loss) of subsidiaries	(91)	952	1,501
Income tax benefit from continuing operations (a)	(300)	(566)	(300)
Net income from continuing operations	209	1,518	1,801
Loss from discontinued operations, net of tax	(1)	(6)	(2)
Undistributed income (loss) of subsidiaries	877	203	(536)
Net income	1,085	1,715	1,263
Other comprehensive income (loss), net of tax	508	654	(289)
Comprehensive income	$1,593	$2,369	$974
(a)There is a significant variation in the customary relationship between pretax (loss) income and income tax benefit due to our accounting policy elections and other adjustments.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Condensed Balance Sheet

December 31, ($ in millions)	2020	2019
Assets
Cash and cash equivalents (a)	$4,482	$2,105
Finance receivables and loans, net of unearned income (b)	913	2,328
Allowance for loan losses	(10)	(22)
Total finance receivables and loans, net	903	2,306
Investments in subsidiaries
Bank subsidiaries	17,146	16,954
Nonbank subsidiaries	6,090	6,535
Intercompany receivables from subsidiaries	176	144
Investment in operating leases, net	5	1
Other assets	2,034	2,193
Total assets	$30,836	$30,238
Liabilities and equity
Short-term borrowings	$2,136	$2,581
Long-term debt (c)	12,014	11,389
Interest payable	111	145
Intercompany debt to subsidiaries	1,375	1,207
Intercompany payables to subsidiaries	91	116
Accrued expenses and other liabilities	406	384
Total liabilities	16,133	15,822
Total equity	14,703	14,416
Total liabilities and equity	$30,836	$30,238
(a)Includes $4.4 billion and $2.1 billion deposited by the Parent at Ally Bank as of December 31, 2020, and 2019, respectively. These funds are available to the Parent for liquidity purposes.
(b)The Parent advanced $197 million and $161 million to Ally Bank as of December 31, 2020, and 2019, respectively. These funds, included in finance receivables and loans, net, are available to the Parent for liquidity purposes.
(c)Includes $2.0 billion and $2.9 billion of the outstanding principal balance of senior notes fully and unconditionally guaranteed by subsidiaries of the Parent as of December 31, 2020, and 2019, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Condensed Statement of Cash Flows

Year ended December 31, ($ in millions)	2020	2019	2018
Operating activities
Net cash provided by operating activities	$848	$1,818	$1,659
Investing activities
Proceeds from sales of finance receivables and loans initially held-for-investment	1,187	548	1,596
Originations and repayments of finance receivables and loans held-for-investment and other, net	601	(253)	3,489
Net change in loans — intercompany	(36)	718	(20)
Purchases of finance receivables and loans held-for-investment	—	—	(131)
Disposals of operating lease assets	1	3	10
Capital contributions to subsidiaries	(8)	(2)	(61)
Returns of contributed capital	23	259	266
Net change in nonmarketable equity investments	(7)	(13)	(16)
Other, net	(15)	(4)	—
Net cash provided by investing activities	1,746	1,256	5,133
Financing activities
Net change in short-term borrowings	(445)	104	(694)
Net decrease in deposits	—	—	(11)
Proceeds from issuance of long-term debt	2,885	801	69
Repayments of long-term debt	(2,444)	(2,173)	(4,774)
Net change in debt — intercompany	169	271	(198)
Repurchase of common stock	(106)	(1,039)	(939)
Dividends paid	(290)	(273)	(242)
Net cash used in financing activities	(231)	(2,309)	(6,789)
Net increase in cash and cash equivalents and restricted cash	2,363	765	3
Cash and cash equivalents and restricted cash at beginning of year	2,163	1,398	1,395
Cash and cash equivalents and restricted cash at end of year	$4,526	$2,163	$1,398
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Balance Sheet to the Condensed Statement of Cash Flows.

Year ended December 31, ($ in millions)	2020	2019
Cash and cash equivalents on the Condensed Balance Sheet	$4,482	$2,105
Restricted cash included in other assets on the Condensed Balance Sheet (a)	44	58
Total cash and cash equivalents and restricted cash in the Condensed Statement of Cash Flows	$4,526	$2,163
(a)Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 13 for additional details describing the nature of restricted cash balances.

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

	2020		2019
December 31, ($ in millions)	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Standby letters of credit and other guarantees	$262	$4	$249	$6
Our Corporate Finance operations has exposure to standby letters of credit that represent irrevocable guarantees of payment of specified financial obligations. Third-party beneficiaries primarily accept standby letters of credit as insurance in the event of nonperformance by our borrowers. Our borrowers may request letters of credit under their revolving loan facility up to a certain sub-limit amount. We may also require collateral to be posted by our borrowers. We received no cash collateral related to these letters of credit at December 31, 2020. Expiration dates on letters of credit range from certain ongoing commitments that will expire during the upcoming year to terms of several years for certain letters of credit. If the beneficiary draws under a letter of credit, we will be liable to the beneficiary for payment of the amount drawn under such letter of credit, with our recourse being a charge to the borrower’s loan facility or transfer of ownership to us of the related collateral. As many of these commitments are subject to borrowing base agreements and other restrictive covenants or may expire without being fully drawn, the stated amounts of the letters of credit are not necessarily indicative of future cash requirements.
In connection with our Ally Invest wealth management business, we introduce customer securities accounts to a clearing broker, which clears and maintains custody of all customer assets and account activity. We are responsible for obtaining from each customer funds or securities as are required to be deposited or maintained in their accounts. As a result, we are liable for any loss, liability, damage, cost, or expense incurred or sustained by the clearing broker as a result of the failure of any customer to timely make payments or deposits of securities to satisfy their contractual obligations. In addition, customer securities activities are transacted on either a cash or margin basis. In margin transactions, we may extend credit to the customer, through our clearing broker, subject to various regulatory rules and margin lending practices, collateralized by cash and securities in the customer’s account. In connection with these activities, we also execute customer transactions involving the sale of securities not yet purchased. These transactions may expose us to credit risk in the event the customer’s assets are not sufficient to fully cover losses, which the customer may incur. In the event the customer fails to satisfy its obligations, we will purchase or sell financial instruments in the customer’s account in order to fulfill the customer’s obligations. The maximum potential exposure under these arrangements is difficult to estimate; however, the potential for us to incur material losses pursuant to these arrangements is remote.
Commitments
Financing Commitments
The contractual commitments were as follows.

December 31, ($ in millions)	2020	2019
Unused revolving credit line commitments and other (a)	$6,142	$4,384
Commitments to provide capital to investees (b)	778	504
Mortgage loan origination commitments (c)	760	314
Home equity lines of credit (d)	187	226
Construction-lending commitments (e)	101	127
(a)The unused portion of revolving lines of credit reset at prevailing market rates and, approximate market value.
(b)We are committed to contribute capital to certain investees.
(c)Commitments with mortgage loan applicants in which the loan terms, including interest rate and price, are guaranteed for a designated period of time subject to the completion of underwriting procedures.
(d)We are committed to fund the remaining unused balances on home equity lines of credit.
(e)We are committed to fund the remaining unused balance while loans are in the construction period.
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

Year ended December 31, ($ in millions)
2021	$71
2022	58
2023	127
2024	19
2025	11
2026 and thereafter	25
Total future payment obligations	$311
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
Legal Matters and Other Contingencies
As a financial-services company, we are regularly involved in pending or threatened legal proceedings and other matters and are or may be subject to potential liability in connection with them. These legal matters may be formal or informal and include litigation and arbitration with one or more identified claimants, certified or purported class actions with yet-to-be-identified claimants, and regulatory or other governmental information-gathering requests, examinations, investigations, and enforcement proceedings. Our legal matters exist in varying stages of adjudication, arbitration, negotiation, or investigation and span our business lines and operations. Claims may be based in law or equity—such as those arising under contracts or in tort and those involving banking, consumer-protection, securities, tax, employment, and other laws—and some can present novel legal theories and allege substantial or indeterminate damages.
Ally and its subsidiaries, including Ally Bank, also are or may be subject to potential liability under other contingent exposures, including indemnification, tax, self-insurance, and other miscellaneous contingencies.
We accrue for a legal matter or other contingent exposure when a loss becomes probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment after consultation with counsel. No assurance exists that our accruals will not need to be adjusted in the future. When a probable or reasonably possible loss on a legal matter or other contingent exposure could be material to our consolidated financial condition, results of operations, or cash flows, we provide disclosure in this note as prescribed by ASC Topic 450, Contingencies. Refer to Note 1 to the Consolidated Financial Statements for additional information related to our policy for establishing accruals.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Descriptions of certain of our legal matters follow. We do not believe, however, that an estimate of reasonably possible losses or a range of reasonably possible losses—whether in excess of any related accrual or where no accrual exists—can be made for any of these matters for some or all of the reasons identified in the preceding paragraphs.
Purported and Certified Class Actions
In March 2016, Ally filed an action against two buyers of a motor vehicle—Ally Financial Inc. v. Alberta Haskins and David Duncan, Case No. 16JE-AC01713-01, in the Circuit Court of Jefferson County, Missouri—for the purpose of collecting the deficiency that remained due under the retail installment sales contract after the buyers had defaulted and the vehicle had been repossessed and disposed of. In March 2017, the buyers filed a second amended answer and counterclaim on behalf of nationwide and Missouri classes, arguing that Ally’s pre- and post-disposition notices had violated Article 9 of the Uniform Commercial Code as adopted in each State and other applicable jurisdiction. The request for relief included an indeterminate amount of actual, statutory, and punitive damages as well as fees, costs, interest, and other remedies. In May 2018, the circuit court certified the nationwide and Missouri classes and denied Ally’s motion for partial summary judgment. In September 2018, the case was reassigned to a different circuit-court judge, and in February 2019, Ally filed a motion to decertify the nationwide and Missouri classes. In November 2019, the circuit court denied Ally’s motion to decertify. In December 2019, Ally filed a petition with the Missouri Court of Appeals and then with the Missouri Supreme Court for a writ prohibiting the circuit court from taking further action other than vacating the order denying decertification, but each of those petitions was denied. In June 2020, the buyers on behalf of the certified nationwide and Missouri classes filed a motion for partial summary judgment on liability and damages, including statutory damages, the waiver of amounts due, and prejudgment interest. These damages, if awarded by the court, could be significant. In August 2020, Ally filed a petition for a writ of certiorari with the United States Supreme Court—Ally Financial Inc. v. Alberta Haskins et al., No. 20-177—requesting review of the Missouri Supreme Court’s order denying Ally’s petition for a writ of prohibition. In December 2020, Ally—while maintaining its denial of any liability or wrongdoing and its other positions in the case—entered into a binding memorandum of understanding with the buyers, on behalf of the nationwide and Missouri classes, to fully settle the case. The memorandum of understanding includes provisions for a cash payment of $87.5 million by Ally, a waiver of $700 million in charged-off deficiency balances by Ally, a request by Ally that identified consumer reporting agencies delete specified trade lines, and a release by the nationwide and Missouri classes of related claims against Ally. The memorandum of understanding further contemplates the execution of a class-action settlement agreement and release, which would be filed with the circuit court together with a motion for preliminary approval. Such an agreement and release, once finalized and filed, would be subject to preliminary approval by the circuit court, specified notices to class members, final approval by the circuit court, and related conditions. During the year ended December 31, 2020, Ally established an accrual of $87.5 million related to this matter, which is included within other operating expenses in the Consolidated Statement of Income. In January 2021, the United States Supreme Court granted a joint motion to defer consideration of Ally’s petition for a writ of certiorari.
In February 2021, a purported class action—Cheng et al. v. Ally Financial Inc. et al.—was filed in the U.S. District Court for the Northern District of California (Case No. 3:21-cv-00781). The complaint alleges that Ally and other defendants conspired to prevent or restrict retail investors from purchasing or otherwise acquiring long positions in specified equity securities and to force them instead to sell their positions in those securities at artificially lower prices. The claims include alleged violations of antitrust and unfair-competition laws, misleading public statements, breach of fiduciary duty and the implied covenant of good faith and fair dealing, negligence, and constructive fraud. The request for relief includes an indeterminate amount of damages, fees, costs, and interest, injunctive relief, and other remedies. Also in February 2021, three other purported class actions were filed—Clapp et al. v. Ally Financial Inc. et al. in the U.S. District Court for the Northern District of California (Case No. 3:21-cv-00896), Dechirico et al. v. Ally Financial Inc. et al. in the U.S. District Court for the Eastern District of New York (Case No. 1:21-cv-00677), and Ross et al. v. Ally Financial Inc. et al. in the U.S. District Court for the Southern District of Texas (Case No. 4:21-cv-00292). The allegations and requested relief in the Clapp, Dechirico, and Ross complaints are substantially similar to those included in the Cheng complaint. We intend to vigorously defend against each of these actions.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
30.    Quarterly Financial Statements (unaudited)

($ in millions)	First quarter	Second quarter	Third quarter	Fourth quarter
2020
Net financing revenue and other interest income	$1,146	$1,054	$1,200	$1,303
Other revenue	266	555	484	678
Total net revenue	1,412	1,609	1,684	1,981
Provision for credit losses	903	287	147	102
Total noninterest expense	920	985	905	1,023
(Loss) income from continuing operations before income tax expense	(411)	337	632	856
Income tax (benefit) expense from continuing operations	(92)	95	156	169
Net (loss) income from continuing operations	(319)	242	476	687
Loss from discontinued operations, net of tax	—	(1)	—	—
Net (loss) income	$(319)	$241	$476	$687
Basic earnings per common share (a)
Net (loss) income from continuing operations	$(0.85)	$0.65	$1.27	$1.83
Net (loss) income	(0.85)	0.64	1.27	1.83
Diluted earnings per common share (a)
Net (loss) income from continuing operations	(0.85)	0.64	1.26	1.82
Net (loss) income	(0.85)	0.64	1.26	1.82
Cash dividends declared per common share	$0.19	$0.19	$0.19	$0.19
2019
Net financing revenue and other interest income	$1,132	$1,157	$1,188	$1,156
Other revenue	466	395	413	487
Total net revenue	1,598	1,552	1,601	1,643
Provision for credit losses	282	177	263	276
Total noninterest expense	830	881	838	880
Income from continuing operations before income tax expense	486	494	500	487
Income tax expense (benefit) from continuing operations	111	(90)	119	106
Net income from continuing operations	375	584	381	381
Loss from discontinued operations, net of tax	(1)	(2)	—	(3)
Net income	$374	$582	$381	$378
Basic earnings per common share (a)
Net income from continuing operations	$0.93	$1.47	$0.98	$1.00
Net income	0.93	1.46	0.97	0.99
Diluted earnings per common share (a)
Net income from continuing operations	0.92	1.46	0.97	0.99
Net income	0.92	1.46	0.97	0.99
Cash dividends declared per common share	$0.17	$0.17	$0.17	$0.17
(a)Earnings per share is calculated quarterly on an independent basis, therefore the total of the amounts presented for each year above may not reconcile to the annual amounts presented in Note 19.
31.    Subsequent Events
Dividend Declaration and Share Repurchase Authorization
On January 11, 2021, our Board declared a quarterly cash dividend of $0.19 per share on all common stock. The dividend was paid on February 12, 2021, to stockholders of record at the close of business on February 1, 2021. At the same time, our Board authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021. The aggregate amount of our common-stock dividends and share repurchases in the first quarter of 2021 is subject to the FRB’s restrictions and other considerations described in Note 20.

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2020, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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

Part III
Ally Financial Inc. • Form 10-K

Item 10.    Directors, Executive Officers, and Corporate Governance
Executive Officers and Other Significant Employees
Jeffrey J. Brown — Named Chief Executive Officer of Ally in February 2015, and also serves on its Board of Directors, Mr. Brown, 47, is driving Ally’s evolution as a leading digital financial services company. Under his leadership, Ally is building on its strengths in automotive financing, retail deposits, and corporate financing, as well as diversifying its offerings to include digital wealth management and online brokerage, mortgage products, and point-of-sale lending. Mr. Brown has deep financial services experience, previously serving in a variety of executive leadership positions at Ally and other leading financial institutions. Prior to being named CEO, Mr. Brown was president and CEO of Ally’s Dealer Financial Services business where he oversaw the company’s automotive finance, insurance, and automotive servicing operations. Mr. Brown joined Ally in March 2009 as corporate treasurer and, in 2011, was named executive vice president of finance and corporate planning, leading finance, treasury, and corporate strategy initiatives. Mr. Brown received a bachelor’s degree in economics from Clemson University and an executive master’s degree in business from Queens University in Charlotte. He serves on the Board of the Clemson University Foundation and is chairman of Queens’ Board of Trustees. Mr. Brown is president of the Federal Advisory Council (FAC) for 2021. In 2018, he was appointed by the Board of Directors of the Federal Reserve Bank of Chicago as representative for the Seventh Federal Reserve District. Passionate about diversity and inclusion, he joined the first 150 members of the CEO Action for Diversity & Inclusion pledge, advancing D&I in the workplace as a competitive and societal issue. He was honored as CEO of the Year by the Thurgood Marshall College Fund in 2019. He received a 2016 Father of the Year award by the Father’s Day Council and benefiting the American Diabetes Association for his commitment to family, career and community.
David J. DeBrunner — Vice President, Controller, and Chief Accounting Officer of Ally since September 2007. In this role, Mr. DeBrunner, 54, is responsible for all accounting, tax, financial controls, Securities and Exchange Commission and regulatory reporting, accounting policy, Sarbanes-Oxley compliance, strategic sourcing and supply chain, and finance shared services. Prior to joining Ally, Mr. DeBrunner spent 15 years at Fifth Third Bancorp, where he most recently held the title of senior vice president, chief accounting officer, and controller. His responsibilities included accounting, financial controls, financial systems, external reporting, and accounting policy. Prior to serving as the chief accounting officer, he served as the chief financial officer of their commercial division and held various finance and operational leadership positions throughout the company beginning in 1992. Prior to joining Fifth Third, he worked in audit services for Deloitte and Touche in their Chicago and Cincinnati offices. Mr. DeBrunner earned a bachelor’s degree in accounting from the Kelley School of Business at Indiana University. He is a member of the Ohio Society of Public Accountants and the American Institute of Certified Public Accountants. He also serves as a board member and was a Past Chairman of the Board of Directors for the Detroit Institute of Children.
Jennifer A. LaClair — Chief Financial Officer of Ally Financial since March 2018. In this role, she is responsible for the oversight of the company’s finance, accounting, treasury, capital markets, investor relations, supply chain, and modeling and analytics functions. Prior to joining Ally, Ms. LaClair, 49, spent ten years at PNC Financial Services where she held various business line and finance leadership roles, including chief financial officer of PNC’s business lines. Most recently, she served as the head of PNC’s business bank where she was charged with setting strategy, leading a large sales force to drive growth and performance, and managing risk. Earlier in her career, Ms. LaClair was a consultant with McKinsey and Company where she specialized in strategy, performance improvement, and operational transformations. She began her career in international development working on economic development and education programs in Eastern Europe, the Middle East, and West Africa. Ms. LaClair currently serves on the public company Board of Whirlpool Corporation and is a member of the Richmond Federal Reserve Bank board. Ms. LaClair has a Master of Business Administration from the Case Western Reserve University where she was the Class of 2001 Alumni Scholar and earned the Scott S. Cowen Outstanding Leadership award. She graduated summa cum laude from the State University of New York at Buffalo.
Diane E. Morais — President, Consumer & Commercial Banking Products at Ally Bank since March 2017. Ms. Morais, 55, is responsible for driving the growth, profitability, and digital evolution of Ally’s consumer and commercial banking products. She has oversight of the Deposits, Online Brokerage and Wealth Management, Mortgage, Ally Lending, and corporate-finance businesses. In addition, Ms. Morais oversees the company’s digital and customer care channels, as well as the Community Reinvestment Act (CRA) program. Ms. Morais was instrumental in the creation and launch of the Ally brand in 2009. Under Ms. Morais’ leadership, Ally Bank has achieved double-digit retail deposit growth each year, and now has over 2.2 million customers and nearly $125 billion in retail deposits. Ally has received numerous third-party accolades, including being named “Best Online Bank” in America by Money® Magazine, as well as “Best Internet Bank” and “Best for Millennials” by Kiplinger’s Personal Finance. Prior to holding key leadership positions of increasing responsibility at Ally, Ms. Morais achieved a number of significant professional accomplishments in the financial services sector. During a career spanning 12 years at Bank of America, she served in senior roles in deposit and debit products, national customer experience, card services marketing, and consumer mortgage vendor management. Ms. Morais also spent nine years at Citibank’s credit card division in a variety of marketing, risk, and finance roles. A native of Pittsburgh, PA, Ms. Morais holds a bachelor’s degree from Pennsylvania State University. She is a member of the Board of Directors for Junior Achievement of Central Carolinas, Charlotte Center City Partners, and YMCA of Greater Charlotte. Ms. Morais has been named to American Banker Magazine’s ‘25 Most Powerful Women in Banking’ list for the fifth consecutive year. Ms. Morais was also named one of the top 25 outstanding business women in the Charlotte Business Journal’s 2018 Women in Business Awards. She is active in the Charlotte community, serving as an ‘Executive in Residence’ for Queens University and volunteer for Habitat for Humanity, Charlotte Catholic schools, and Dress for Success.
Jason E. Schugel — Chief Risk Officer of Ally since April 2018. In this role, Mr. Schugel, 47, has overall responsibility for execution of Ally’s independent risk management. He has the responsibility of the risk-management framework, establishment of risk-management processes and ensuring that Ally targets an appropriate balance between risk and return, mitigating unnecessary risk, and protecting the

Part III
Ally Financial Inc. • Form 10-K
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
Scott A. Stengel — General Counsel of Ally since May 2016. Mr. Stengel, 49, oversees all of Ally’s legal affairs and is also responsible for Ally’s corporate-secretarial and government-relations functions. He joined Ally from Kansas City, Mo.-based UMB Financial Corporation, where he served as executive vice president, general counsel, and corporate secretary. Before that, he was a partner at King & Spalding LLP and Orrick, Herrington & Sutcliffe LLP in Washington, DC, with a practice focused on banking, capital markets, and government relations. He began his career as a law clerk to the Honorable Douglas O. Tice, Jr. in Richmond, Va. He received a bachelor’s degree in economics, with highest honors, from the University of Notre Dame and a juris doctorate, magna cum laude, from the Notre Dame Law School. He sits on the board of directors of MadaKids Inc. and actively supports and volunteers with Roof Above in Charlotte, NC.
Douglas R. Timmerman — President of Automotive Finance of Ally since April 2018. In this role, Mr. Timmerman, 58, is responsible for developing strategy and driving performance for the company’s automotive business, which offers a full suite of innovative automotive finance products and services. He is also charged with leading the effort to diversify and expand the company’s dealer network and drive digital innovation. Previously, Mr. Timmerman had been the president of Ally Insurance since 2014. Mr. Timmerman had responsibility for all insurance operations, which included consumer products such as vehicle service contracts, maintenance contracts, and GAP coverage, as well as commercial property and casualty products for dealers. Mr. Timmerman’s thirty-three years at Ally, spanning leadership positions across the automotive finance and insurance business, make his understanding of this dynamic industry unparalleled. Prior to leading the insurance business, Mr. Timmerman was Vice President of Automotive Finance for the southeast region in Atlanta. In that capacity, he was responsible for sales, risk management, and portfolio management for more than 4,000 dealer relationships across 11 states. Since joining Ally in 1986, he has held a variety of leadership roles in different areas including commercial lending, consumer lending, collections, sales, and marketing. His experience also includes a broad geographical reach, holding assignments that have touched nearly every state. The Nebraska native began his career with Ally shortly after earning his master’s degree in business administration from the University of Nebraska. He also holds a bachelor’s degree from the University of Nebraska. Mr. Timmerman supports several organizations and research efforts associated with finding a cure for Type 1 diabetes. He is an active volunteer and supporter of Children’s Hospital of Atlanta and the Juvenile Diabetes Research Foundation.
Additional Information
Additional information in response to this Item 10 can be found in the Company’s 2021 Proxy Statement under “Proposal 1 — Election of Directors,” “The Board’s Leadership Structure,” “Code of Conduct and Ethics,” and “Transactions with Related Persons.” That information is incorporated into this item by reference.

Ally Financial Inc. • Form 10-K
Item 11.    Executive Compensation
Items in response to this Item 11 can be found in the Company’s 2021 Proxy Statement under “Executive Compensation.” That information is incorporated into this item by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2020.

Plan category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (1)) (b) (in thousands)
Equity compensation plans approved by security holders	7,542	—	18,883
Total	7,542	—	18,883
(a)Includes restricted stock units outstanding under the Incentive Compensation Plan and deferred stock units outstanding under the Non-Employee Directors Equity Compensation Plan.
(b)Includes 18,480,022 securities available for issuance under the plans identified in (a) above and 402,525 securities available for issuance under Ally’s Employee Stock Purchase Plan.
Additional items required by this Item 12 can be found in the Company’s 2021 Proxy Statement under “Security Ownership of Certain Beneficial Owners,” and “Executive Compensation.” That information is incorporated into this item by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Items in response to this Item 13 can be found in the Company’s 2021 Proxy Statement under “Director Qualifications and Responsibilities”, “Code of Conduct and Ethics,” and “Transactions with Related Persons.” That information is incorporated into this item by reference.
Item 14.    Principal Accountant Fees and Services
Items in response to this Item 14 can be found in the Company’s 2021 Proxy Statement under “Audit Committee Report.” That information is incorporated into this item by reference.

Part IV
Ally Financial Inc. • Form 10-K

Item 15.    Exhibits, Financial Statement Schedules
The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. This Index is incorporated herein by reference. Certain financial statements schedules have been omitted because prescribed information has been incorporated into the Consolidated Financial Statements or notes thereto.

Exhibit	Description	Method of Filing
3.1	Form of Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of March 14, 2014, (File No. 1-3754), incorporated herein by reference.
3.2	Ally Financial Inc. Amended and Restated Bylaws	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2019, (File No. 1-3754), incorporated herein by reference.
4.1	Form of Indenture dated as of July 1, 1982, between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115, incorporated herein by reference.
4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653, incorporated herein by reference.
4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236, incorporated herein by reference.
4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183, incorporated herein by reference.
4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705, incorporated herein by reference.
4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463, incorporated herein by reference.
4.2	Form of Indenture dated as of September 24, 1996, between the Company and The Chase Manhattan Bank, Trustee, relating to Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023, incorporated herein by reference.
4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207, incorporated herein by reference.
4.2.2	Form of Second Supplemental Indenture dated as of June 20, 2006, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company’s Registration Statement No. 333-136021, incorporated herein by reference.
4.2.3	Form of Third Supplemental Indenture dated as of August 24, 2012, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4.1.3 to the Company’s Registration Statement No. 333-183535, incorporated herein by reference.
4.2.4	Form of Fourth Supplemental Indenture dated as of August 24, 2012, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4.1.4 to the Company’s Registration Statement No. 333-183535, incorporated herein by reference.
4.3	Form of Indenture dated as of October 15, 1985, between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057, incorporated herein by reference.
4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661, incorporated herein by reference.
4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717, incorporated herein by reference.
4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059, incorporated herein by reference.
4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057, incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596, incorporated herein by reference.
4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431, incorporated herein by reference.
4.3.7	Form of Seventh Supplemental Indenture dated as of June 9, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431, incorporated herein by reference.
4.3.8	Form of Eighth Supplemental Indenture dated as of January 4, 2012, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4.1.8 to the Company’s Registration Statement No. 333-178919, incorporated herein by reference.
4.4	Indenture, dated as of December 31, 2008, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.
4.5	Amended and Restated Indenture, dated March 1, 2011, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.6	Form of Guarantee Agreement related to Ally Financial Inc. Senior Unsecured Guaranteed Notes	Filed as Exhibit 4.10 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.7	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.8 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.8	Form of Floating Rate Senior Unsecured Note	Filed as Exhibit 4.9 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.9	Form of Subordinated Indenture to be entered into between the Company and The Bank of New York Mellon, as Trustee	Filed as Exhibit 4.11 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.10	Form of Subordinated Note	Included in Exhibit 4.9.
4.11	Second Amended and Restated Declaration of Trust by and between the trustees of each series of GMAC Capital Trust I, Ally Financial Inc., as Sponsor, and by the holders, from time to time, of undivided beneficial interests in the relevant series of GMAC Capital Trust I, dated as of March 1, 2011	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.12	Series 2 Trust Preferred Securities Guarantee Agreement between Ally Financial Inc. and The Bank of New York Mellon, dated as of March 1, 2011	Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.13	Indenture, dated as of November 20, 2015, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 20, 2015, (File No. 1-3754), incorporated herein by reference.
4.14	Form of Subordinated Note	Included in Exhibit 4.13.
4.15	Description of Securities	Filed as Exhibit 4.15 to the Company’s Annual Report for the period ended December 31, 2019, on Form 10-K (File No. 1-3754), incorporated herein by reference.
4.16	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of April 8, 2020 (File No. 1-3754), incorporated herein by reference.
4.17	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of June 3, 2020 (File No. 1-3754), incorporated herein by reference.
4.18	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of September 18, 2020 (File No. 1-3754), incorporated herein by reference.
10.2	Ally Financial Inc. Incentive Compensation Plan	Filed as Exhibit 10.2 to the Company’s Annual Report for the period ended December 31, 2017, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.3	Ally Financial Inc. Annual Incentive Plan	Filed as Exhibit 10.3 to the Company’s Annual Report for the period ended December 31, 2019, on Form 10-K (File No. 1-3754), incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
10.4	Ally Financial Inc. Employee Stock Purchase Plan	Filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754), incorporated herein by reference.
10.5	Ally Financial Inc. Non-Employee Directors Equity Compensation Plan	Filed as Exhibit 10.4 to the Company’s Annual Report for the period ended December 31, 2017, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.6	Ally Financial Inc. Severance Plan, Plan Document and Summary Plan Description	Filed as Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2018, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.7	Ally Financial Inc. Non-Employee Directors Deferred Compensation Plan	Filed as Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2017 (File No. 1-3754), incorporated herein by reference.
10.8	Form of Award Agreement related to the issuance of Performance Stock Units (Section 16 Executive Officers)	Filed herewith.
10.9	Form of Award Agreement related to the issuance of Performance Stock Units	Filed herewith.
10.10	Form of Award Agreement related to the issuance of Restricted Stock Units	Filed herewith.
10.11	Form of Award Agreement related to the issuance of Key Contributor Stock Units	Filed herewith.
21	Ally Financial Inc. Subsidiaries as of December 31, 2020	Filed herewith.
22.1	Subsidiary Guarantors	Filed as Exhibit 22 to the Company’s Quarterly Report for the period ended March 31, 2020, on Form 10-Q (File No. 1-3754), incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
101	The following information from our 2020 Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Changes in Equity, (v) Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.	Filed herewith.
104	The cover page of our 2020 Annual Report on Form 10-K, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.
Item 16.    Form 10-K Summary
None.

Ally Financial Inc. • Form 10-K
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of February, 2021.

Ally Financial Inc.
(Registrant)

/S/ JEFFREY J. BROWN
Jeffrey J. Brown
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 24th day of February, 2021.

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